Form 10-Q
period 2000-03-31
HANMI FINANCIAL CORP
filed 2000-06-16
CIK 1109242

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMSSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   /X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2000 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the transition period from __________ to ___________

                           HANMI FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-4788120
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


 3660 WILSHIRE BOULEVARD, SUITE PH-A,                            90010
 LOS ANGELES, CALIFORNIA
--------------------------------------------------------------------------------
(Address of Principal executive offices)                (Zip Code)

                                (213) 382-2200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes                       No /X/
                                       -----

As of March 31, 2000, there were approximately 7,414,400 outstanding shares of the issuer's Common Stock, with no par value.

                                   FORM 10-Q

                                      INDEX

                           HANMI FINANCIAL CORPORATION

PART I   FINANCIAL INFORMATION                                                         PAGE
         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statement of Financial Condition -
                           March 31, 2000 and December 31, 1999                          2

                  Consolidated Statement of Operations -
                           Three Months Ended March 31, 2000 and 1999                    3

                  Consolidated Statement of Changes in Shareholders' Equity
                           Three Months Ended March 31, 2000 and 1999                    4

                  Consolidated Statement of Cash Flows -
                           Three Months Ended March 31, 2000 and 1999                    5

                  Notes to Consolidated Financial Statements                             6

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          7

         Item 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                            17


PART II  OTHER INFORMATION

         Other Information                                                               20

         Signature                                                                       21

 Item 1. FINANCIAL STATEMENTS

                               HANMI FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


 (AMOUNTS IN THOUSANDS)                                                                       March 31,       December 31,
                                                                                                 2000             1999
  ASSETS                                                                                     (Unaudited)

    Cash and due from banks                                                                       $ 55,122        $ 53,476
    Federal funds sold and
       Securities purchased under agreement to resell                                               50,000          10,000
                                                                                                 ---------        --------
             Cash and cash equivalents                                                             105,122          63,476

    Interest-bearing deposits in other financial institutions                                            -             100
    Federal Reserve Bank stock                                                                       1,686           1,686
    Investment securities held to maturity, at amortized cost                                       49,751          66,224
     (fair value: March 31,2000-$49,248(unaudited); December 31, 1999-$66,096)
    Investment securities available for sale, at fair value                                         99,692         105,014
    Interest only strip - at fair value                                                                352             352
     (amortized cost: March 31, 2000-$330(unaudited); December 31, 1999-$330)
    Loans receivable, net of allowance for loan losses of $10,805
       (unaudited) and $10,624 at March 31, 2000 and  December 31, 1999, repectively)              511,894         456,149
    Loans held for sale, at lower of the cost or market                                             15,920          18,501
    Customers liability on acceptances                                                               1,788           1,829
    Premises and equipment, net                                                                      9,035           8,939
    Accrued interest receivable                                                                      4,809           4,961
    Deferred income taxes, net                                                                       5,745           5,608
    Servicing asset                                                                                  1,721           1,500
    Goodwill and intangible assets                                                                   2,618           2,680
    Other assets                                                                                     3,600           3,240
                                                                                                 ---------        --------

  TOTAL                                                                                          $ 813,733       $ 740,259
                                                                                                 =========       =========
  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES:
    Deposits :
      Noninterest-bearing                                                                        $ 210,383       $ 193,165
      Interest-bearing:
        Savings                                                                                     53,058          54,416
        Time deposits of $100,000 or more                                                          154,876         123,488
        Other time deposits                                                                        209,131         190,699
        Money market checking                                                                      101,397          93,962
                                                                                                 ---------        --------

             Total deposits                                                                        728,845         655,730

    Accrued interest payable                                                                         3,514           3,157
    Acceptance outstanding                                                                           1,788           1,829
    Securities sold under repurchase agreement                                                           -           5,892
    Treasury, tax, and loan remittances                                                              4,500           4,500
    Other liabilities                                                                                3,804           1,321
                                                                                                 ---------        --------

             Total liabilities                                                                     742,451         672,429

  SHAREHOLDERS' EQUITY:
    Common stock, no par value; authorized, 10,000 shares;
      issued and outstanding, 7,414 shares,and 6,680 shares at
      March 31, 2000 and  December 31,1999, respectively (Note 3)                                   65,144          56,212
    Accumulated other comprehensive income - unrealized loss on
      securities available for sale, net of taxes of ($2,139) and ($2,002) at                            -
      March 31, 2000 and  December 31,1999, respectively                                            (3,284)         (3,079)
      Unrealized gain (loss) on interest-only strips, net of taxes of $9
      and $9 in March 31, 2000 and December 31, 1999, respectively                                      13              13
    Retained earnings                                                                                9,409          14,684
                                                                                                 ---------        --------

             Total shareholders' equity                                                             71,282          67,830
                                                                                                 ---------        --------

  TOTAL                                                                                          $ 813,733       $ 740,259
                                                                                                 =========       =========


 The accompanying notes are an integral part of these financial statements.

                                    HANMI FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                                         For Three Months Ended,
                                                                                                        March 31,        March 31,
 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                             2000             1999
                                                                                                       (Unaudited)      (Unaudited)
  Interest Income:
    Interest and fees on loans                                                                         $ 12,427         $ 8,650
    Interest on investment securities and deposits in other financial institutions                        2,590           3,222
    Interest on federal funds sold and securities purchased under agreements to resell                      319             268
                                                                                                       --------         -------
            Total interest income                                                                        15,336          12,140

    Interest Expense                                                                                      5,932           4,363
                                                                                                       --------         -------

  Net Interest Income before Provision for Loan Losses                                                    9,404           7,777

  Provision for Loan Losses                                                                                 400             400
                                                                                                       --------         -------

  Net Interest Income after Provision for Loan Losses                                                     9,004           7,377

  Noninterest Income:
    Service charges on deposit accounts                                                                   2,103           1,953
    Gain on sale of loans                                                                                   490             335
    Gain on sale of securities                                                                                -              95
    Loan servicing income                                                                                   612             528
    Other service charges and fees                                                                          148             119
    Other income                                                                                            112              62
                                                                                                       --------         -------
            Total noninterest Income                                                                      3,465           3,092

  Noninterest Expense:
    Salaries and employee benefits                                                                        3,193           2,788
    Occupancy and equipment                                                                                 764             634
    Data processing                                                                                         505             496
    Deposit insurance premiums                                                                               74              35
    Professional fees                                                                                       180             211
    Advertising                                                                                              75              46
    Office supplies                                                                                         122              95
    Communications                                                                                          206             214
    Other operating                                                                                       1,038             900
                                                                                                       --------         -------
            Total noninterest Expenses                                                                    6,157           5,419
                                                                                                       --------         -------

  Income before Income Tax Provision                                                                      6,312           5,050

  Income Tax Provision                                                                                    2,652           2,122
                                                                                                       --------         -------

  Net Income                                                                                           $  3,660         $ 2,928
                                                                                                       ========         =======
  Earning Per Share (Note 3)
    Basic                                                                                              $  0.49          $ 0.40

    Diluted                                                                                            $  0.49          $ 0.39

 The accompanying notes are an integral part of these financial statements.

                                   HANMI FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                           (Unaudited)

                                                                                                         Three Months Ended
                                                                                                      March 31,        March 31,
 (AMOUNTS IN THOUSANDS)                                                                                 2000              1999

     Common Stock
         Balance, beginning of period                                                                    $ 56,212        $ 47,040
         Stock Options Exercised
         Stock Dividends (Note 3)                                                                           8,932           8,902
                                                                                                         --------        --------
         Balance, end of period                                                                          $ 65,144        $ 55,942

     Retained Earnings
         Balance, beginning of period                                                                    $ 14,684        $ 11,582
         Net Income                                                                                         3,660           2,928
         Stock Dividends                                                                                   (8,935)         (8,904)
                                                                                                         --------        --------
         Balance, end of period                                                                           $ 9,409         $ 5,606

     Accumulated Other Comprehensive Income:
         Balance, beginning of period                                                                     $(3,066)          $ 352
         Change in unrealized gain (loss) on securities available for sale, net of tax                       (205)           (863)
                                                                                                         --------        --------
         Balance, end of period                                                                           $(3,271)         $ (511)

                   Total Shareholers' Equity                                                              $ 71,282        $61,037
                                                                                                         =========       ========
 The accompanying notes are an integral part of these financial statements.

                                    HANMI FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                            (Unaudited)

                                                                                    For Three Months Ended,
                                                                                   March 31,        March 31,
 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                        2000             1999
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $   3,660         $  2,928
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      operating activities:
      Depreciation and amortization                                                      303              188
      Provision for loan losses                                                          400              400
      Proceeds from OREO                                                                                  332
      Gain on sale of securities available for sale                                                       (95)
      Gain on sale of loans                                                             (490)            (335)
      Origination of loans held for sale                                              (6,729)          (7,903)
      Proceeds from sale of loans held for sale                                        9,800            5,053
      Change in:
        Accrued interest receivable                                                      152              (52)
        Other assets                                                                    (581)            (119)
        Accrued interest payable                                                         357             (637)
        Other liabilities                                                              2,483            1,808
                                                                                   ---------         --------

             Net cash provided by (used in) operating activities                       9,355            1,568
                                                                                   ---------         --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits                                 100              694
    Proceeds from matured or called investment securities avilable for sale            6,365           11,162
    Proceeds from matured or called investment securities held to maturity            16,313           19,169
    Net increase(decrease) in loans receivable                                       (56,145)         (16,886)
    Purchase of securities available for sale                                         (1,297)         (16,527)
    Increase in I/O strip                                                                  -                5
    Purchases of premises and equipment                                                 (265)            (167)
    Proceeds from disposition of bank equipment                                            -                -
                                                                                   ---------         --------

             Net cash used in investing activities                                   (34,929)          (2,550)
                                                                                   ---------         --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                          73,115            5,869
    Stock dividend paid in cash for fractional shares                                     (3)              (2)
    Payment made on other borrowing                                                   (5,892)               -
    Proceeds from treasury, tax and loan remittance                                        -            1,338
                                                                                   ---------         --------

             Net cash provided in financing activities                                67,220            7,205
                                                                                   ---------         --------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                41,646            6,223

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        63,476           70,729
                                                                                   ---------         --------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 105,122         $ 76,952
                                                                                   =========         ========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                                  $  15,488         $ 12,088
    Income taxes paid                                                                    178            1,982

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING
  AND FINANCING ACTIVITIES -
   Transfer of retained earning to common stock for stock dividend                 $   8,932         $  8,902

 The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets at March 31, 2000 and December 31, 1999
Income Statements for the three months ended March 31, 2000 and March 31, 1999

NOTE 1.  HANMI FINANCIAL CORPORATION

         As of March 14, 2000, Hanmi Financial Corporation (the "Hanmi") was incorporated as a bank holding company, which will own Hanmi Bank (the "Bank"). The new corporate structure will permit the Hanmi and the Bank greater flexibility in terms of operation, expansion and diversification. Shortly after the incorporation, the Hanmi registered its common stock with the Securities and Exchange Commission (the "SEC") pursuant to the terms of Plan and Agreement of Merger and Reorganization. The registration statement was declared effective on May 4, 2000. At the same time, the Hanmi registered its common stock with the SEC pursuant to section 12(g) and the Security Exchange Act of 1934, as amended. The Reorganization will be consummated after the approval from shareholder's meeting on May 31, 2000. The Hanmi has not engaged in any business since its incorporation. In the reorganization, the Bank will continue in its operation as presently conducted under its management, but the Bank will be a wholly owned subsidiary of the Hanmi.

NOTE 2.  BASIS OF PRESENTATION

         In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary (the "Company") reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended March 31, 2000 but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.

NOTES 3. DIVIDEND

         On February 16, 2000, the Bank declared an 11% stock dividend payable on April 3, 2000 to shareholders of record at the close of business on March 1, 2000. The shares and per share data have been retroactively restated to reflect the 11% year 2000 stock dividend. On May 3, 1999, the Bank paid an 11% stock dividend to shareholders of record on April 26, 1999. The shares and per share data for the 1999 dividend have been retroactively restated to reflect the 11% dividend.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS

         The following is management's discussion and analysis of the major factors that influenced the Company's results of operations and financial condition for the three months ended March 31, 2000. This analysis should be read in conjunction with the Company's Annual Report included in Form S-4 for the year ended December 31, 1999 and with the unaudited financial statements and notes as set forth in this report.

The following table sets forth certain selected financial data concerning the Company for the periods indicated (dollars in thousands):

                                                             AT OF FOR THE THREE MONTHS ENDED
                                                     --------------------------------------------------
                                                          MARCH 31, 2000             MARCH 31, 1999
                                                     -------------------------    ---------------------
AVERAGE BALANCES:
  Average  net loans                                                 $502,174                 $338,198
  Average investment securities                                       189,143                  236,878
  Average assets                                                      766,071                  647,844
  Average deposits                                                    683,613                  580,639
  Average equity                                                       72,666                   59,822

PERFORMANCE RATIOS:
  Return on average asset (1)                                           1.91%                    1.81%
  Return on average common equity (1)                                  20.15%                   19.58%
  Efficiency ratio  (2)                                                47.84%                   49.86%
  Net interest margin (3)                                               5.44%                    5.41%

CAPITAL RATIOS (4)
  Leverage capital ratio (5)                                            8.84%                    8.86%
  Tier 1 risk-based capital ratio                                      12.19%                   12.66%
  Total risk-based capital ratio                                       13.44%                   13.91%

ASSET QUALITY RATIOS
  Allowance for loan losses to total gross loans                        2.00%                    2.99%
  Allowance for loan losses to non-accrual loans                      262.19%                  350.40%
  Total non-performing assets and other real
estate owned to total assets                                            0.51%                    0.46%
----------------------------------------

(1) Calculations are based upon annualized net income.

(2) Efficiency ratio is defined as operating expenses divided by the sum of net interest income and other non-interest income.
(3) Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.
(4) The required ratios for a "well-capitalized" institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5) Calculations are based on average quarterly asset balances of Hanmi Bank.

FORWARD-LOOKING INFORMATION

         Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. For additional information concerning these factors, see "Risk Factors" contained in the Company's Registration Statement on Form S-4.

DIVIDENDS

         On February 16, 2000, the Bank declared an 11% stock dividend payable on April 3, 2000 to shareholders of record at the close of business on March 1, 2000. The shares and per share data have been retroactively restated to reflect the 11% year 2000 stock dividend. On May 3, 1999, the Bank paid an 11% stock dividend to shareholders of record on April 26, 1999. The shares and per share data for the 1999 dividend have been retroactively restated to reflect the 11% dividend.

RESULTS OF OPERATION

         The Company's net income for the quarter ended March 31, 2000 was $3.7 million or $0.49 per diluted share compared to $2.9 million or $0.39 per diluted share for the quarter ended March 31,1999. The increase in net income for 2000 as compared to 1999 was resulted primarily from the increased operating income from the 3 branches and the loan production office that the Company has established over the last two years. The annualized return on average assets was 1.91% for the first quarter of 2000 compared to a return on average assets of 1.81% for the first quarter of 1999, an increase of 0.1%. The annualized return on average equity was 20.15% for the first quarter of 2000, compared to a return on average equity of 19.58% for the same period in 1999, an increase of 0.57%.

NET INTEREST INCOME

         The principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other borrowed funds. When net interest income is expressed as a percentage of average interest-earning assets, the result is the net interest margin. The net interest spread is the yield on average interest-earning assets less the average cost of interest-bearing deposits and borrowed funds.

         For the first three months ended March 31, 2000, the Company's net interest income was $9.4 million. This represented an increase of $1.6 million or 20.92% over net interest income of $7.8 million for the three months ended March 31, 1999. Net interest margin increased to 5.44% for the three months ended March 31, 2000, from 5.41% for the same period in 1999. However, net interest spread decreased to 4.02% for the three months ended March 31, 2000, from 4.04% for the same period in 1999.

         Interest income increased $3.2 million or 26.33% to $15.3 million for the three months ended March 31, 2000 from $12.1 million for the three months ended March 31, 1999. This increase was primarily the result of volume growth in interest earning asset due to loan growth attributable to the current economy. Interest-earning assets averaged $691.3 million for the first three months of 2000, which represented an increase of $116.2 million or 20.21%, from $575.1 million for the first three months of 1999.

         The yield on average interest-earning assets increased to 8.87% for the three months ended March 31, 2000, from a yield of 8.44% for the three months ended March 31, 1999. This increase is primarily due to an increase in the Bank's loan portfolio, which has a higher yield than investment securities. Approximately 73% of Company's interest earning assets were comprised of loans at March 31, 2000, compare to 59% at March 31, 1999.

         The Company's interest expense on deposits for the quarter ended March 31, 2000 increased by approximately $1.6 million or 35.96% to $5.9 million from $4.4 million for the quarter ended March 31, 1999. This increase reflected an increase in the average volume of interest-bearing liabilities and interest rates paid to depositors. Average interest-bearing liabilities were $488.9 million for the first quarter of 2000, which represented an increase of $92.5 million or 35.96% from average interest-bearing liabilities of $396.4 million for the first quarter of 1999. The cost of average interest-bearing liabilities increased to 4.85% for the first quarter ended March 31, 2000, compared to a cost of 4.40% for the same period of 1999. Overall interest on deposits increased due to an increase in market rates and also due to an increase in competition among our peer banks.

         The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.


                                              MARCH 31, 2000                     MARCH 31, 1999
                                    ----------------------------------- ----------------------------------
                                                 INTEREST    AVERAGE                INTEREST    AVERAGE
                                     AVERAGE     INCOME/      YIELD/     AVERAGE     INCOME/     YIELD/
                                     BALANCE     EXPENSE       COST      BALANCE     EXPENSE      COST
                                    ----------- ----------- ----------- ----------- ---------- -----------
                                                              (DOLLARS IN THOUSANDS)

INTEREST EARNING ASSETS:

  Net loans.......................    $502,174     $12,427       9.90%    $338,198     $8,649      10.23%
  Municipal bonds...............        14,506         204       5.63%      11,330        163       5.75%
  Obligation of other U.S.
     Government agencies......          92,816       1,438       6.20%     107,057      1,648       6.16%
  Other debt securities.........        60,364         942       6.24%      93,538      1,391       5.95%
  Federal funds sold.............       21,357         319       5.97%      23,161        268       4.63%
  Interest earning deposit......           125           6       4.80%       1,792         21       4.69%
                                           ---           -                   -----         --
     TOTAL INTEREST EARNING ASSETS    $691,342     $15,336       8.87%    $575,076    $12,140       8.44%
                                      ========     =======                ========    =======

INTEREST BEARING LIABILITIES:
  Money market checking.....          $ 95,697        $848       3.54%     $86,826        712       3.28%
  Savings........................       52,718         485       3.68%      53,509        461       3.45%
  Time certificates of deposits
    $100,000 or more ............      127,419       1,710       5.37%     113,455      1,445       5.09%
  Other time certificates of
    deposits.....................      208,817       2,796       5.36%     142,565      1,745       4.90%
  Other borrowing................        4,200          93       8.86%           -          -           -
                                      --------     -------


   TOTAL INTEREST BEARING
          LIABILITIES                 $488,851      $5,932       4.85%    $396,355     $4,363       4.40%
                                      ========      ======                ========     ======

Net interest income................                 $9,404                             $7,777
Net interest spread................                              4.02%                              4.04%
Net interest margin.................                             5.44%                              5.41%

         The following table shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

                                                            MARCH 31, 2000 OVER MARCH 31, 1999
                                            -------------------------------------------------------------------
                                                                                                  NET
                                                          CHANGE DUE TO                         INCREASE
                                            ------------------------------------------ --- --------------------
                                                  VOLUME                   RATE                (DECREASE)
                                            ------------------- ---- ----------------- --- --------------------
                                                                  (DOLLARS IN THOUSANDS)

INTEREST INCOME:
   Interest and fees on net loans.........              $4,193                  $(415)                  $3,778
  Municipal bonds.........................                  46                     (5)                      41
  Obligation of other U.S. Government
 agencies.................................                (219)                     9                     (210)
  Other debt securities...................                (493)                    44                     (449)
  Federal funds sold......................                 (21)                    72                       51
  Interest earning deposit................                 (20)                     5                      (15)
                                                           ----                     -                      ----

     TOTAL INTEREST INCOME:                              3,486                   (290)                   3,196

INTEREST EXPENSE
  Money market checking..................                   73                     63                      136
  Savings................................                   (7)                    31                       24
  Time certificates of deposit
 $100,000 or more........................                  178                     87                      265
  Other time certificates of  deposits                     811                    240                    1,051
  Other borrowing......................                     93                      0                       93
                                                            --                      -                       --

     TOTAL INTEREST EXPENSE:                             1,148                    421                    1,569

CHANGE IN NET INTEREST INCOME                           $2,338                  $(711)                  $1,627
                                                        ======                  ======                  ======


PROVISION FOR LOAN LOSSES

         For the three months ended March 31, 2000, the Bank made additional reserve of $400,000, which was the same amount for the same period in 1999. The Company's management believes that the reserves are sufficient for the inherent losses at March 31, 2000.

NON-INTEREST INCOME

         Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, loan servicing income, fees received from the letter of credit operations, and gain on sale of SBA loans.

         Non-interest income increased $373,000 or 12.06% to $3.5 million for the quarter ended March 31, 2000 from $3.1 million for the same period in 1999. The service charges on deposit accounts increased approximately $150,000 or 7.68% to $2.1 million for the quarter ended March 31, 2000 from $1.9 million for the same period in 1999. Most of the increase came from the increase in service charges due primarily to growth in transaction accounts. Gain on sale of SBA loans increased $155,000 or 46.27% during three months ended March 31, 2000 to $490,000, compared to $335,000 during the same period in 1999. Premiums received from the sale of SBA loans slightly increased over the first quarter of 2000 and these increased premiums are expected to extend through the year 2000 as interest rates continue in an upward trend. The Company currently plans to sell a significant number of its SBA loans, which were originated in 1999 and held due to the reduced premiums during 1999. The fee income generated by trade financing transactions increased $29,000 or 24.37% to $148,000 for the first quarter of 2000 from $119,000 for the same period in 1999. The increase was primarily due to growing activity in international trade as Asian countries recovered from the economic crisis. The breakdown of non-interest income by category is reflected below:

                                            QUARTER ENDED      QUARTER ENDED       INCREASE (DECREASE)
                                          ------------------ ------------------ ---------------------------
                                                  3/31/00            3/31/99      AMOUNT     PERCENT (%)
                                                               (Dollars in thousands)

NON-INTEREST INCOME

   Service charges on deposits.......                  $2,103             $1,953        $150          7.68%
   Gain on sale of SBA loans.........                     490                335         155         46.27%
   Loan servicing income.............                     612                528          84         15.91%
   Other service charges and fees....                     148                119          29         24.37%
   Other income......................                     112                157         (45)       (28.66)%
                                                          ---                ---         ----

TOTAL NON-INTEREST INCOME:                             $3,465             $3,092        $373          12.06%
                                                       ======             ======        ====          ======


NON-INTEREST EXPENSES

         Non-interest expenses for the first quarter of 2000 increased approximately $738,000 or 13.62% to $6.2 million from $5.4 million for the same period in 1999. This increase was primarily due to internal growth.

         Salaries and employee benefits expenses for the first quarter of 2000 increased $405,000 or 14.53% to $3.2 million from $2.8 million for the same period in 1999. This increase was primarily due to expenses associated with annual salary adjustments and addition of new employees. The occupancy and equipment expenses for the first quarter of 2000 increased approximately $130,000 or 20.50% to $764,000 from $634,000 for the same period in 1999. This increase is also a result of the Company's recent growth and expansion. The breakdown on non-interest expenses are reflected below:

                                             QUARTER ENDED      QUARTER ENDED         INCREASE (DECREASE)
                                            ----------------- ------------------- -----------------------------
                                                3/31/00            3/31/99           AMOUNT      PERCENT (%)
                                                                  (Dollars in thousands)
NON-INTEREST EXPENSE
   Salaries and benefits................             $3,193              $2,788          $405         14.53%
   Occupancy and equipment..............                764                 634           130         20.50%
   Data processing......................                505                 496             9          1.81%
   Supplies and communication...........                328                 309            19          6.15%
   Professional fees....................                180                 211           (31)       (14.69)%
   Advertising and promotional
   expenses.............................                 75                  46            29         63.04%
   Loan referral fees...................                168                 165             3          1.82%
   Others...............................                944                 770           174         22.60%
                                                        ---                 ---           ---

TOTAL NON-INTEREST EXPENSE:                           $6,157              $5,419          $738         13.62%
                                                      ======              ======          ====         -------



FINANCIAL CONDITION

  SUMMARY OF CHANGES IN BALANCE SHEETS MARCH 31, 2000 COMPARED TO DECEMBER 31, 1999

         At March 31, 2000, the Company's total assets increased $73.5 million or 9.93% to $813.7 million from $740.2 million at December 31, 1999. Net loans, net of unearned loan fees and reserve for loan loss, totaled $527.8 million at March 31, 2000, which represents an increase of $53.2 million or 11.20% from $474.6 million at December 31, 1999. Total deposits also increased $73.1 million or 11.15% to $728.8 million at March 31, 2000 from $655.7 million at December 31, 2000.

INVESTMENT SECURITY PORTFOLIO

         At March 31, 2000, the Company classified its securities as held-to-maturity or available-for-sale under FASB 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at March 31, 2000. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and securities as available-for-sale are stated at market value. The securities currently held by the Company are U.S. Treasury bond, U.S. agencies, municipal bonds, corporate bonds, and an investment in a tax credit fund.

         As of March 31, 2000, held-to-maturity securities totaled $49.8 million and available-for-sale securities totaled $100.5 million, compared to $66.2 million and $99.7 million at December 31, 1999, respectively.

                                                          AT MARCH 31, 2000
                                                             (UNAUDITED)
                                          ---------------------------------------------------
                                          AMORTIZED COST    MARKET VALUE    UNREALIZED LOSS
                                          ---------------- --------------- ------------------
                                                        (Dollars in thousands)
HELD- TO-MATURITY
   U.S. Treasury bond                              $3,001          $3,001
   U.S. agencies                                    9,012           8,990               $(22)
   Municipal bonds                                  4,088           3,990                (98)
   Corporate bonds                                 33,650          33,266               (384)
                                                   ------          ------               -----

                 TOTAL                            $49,751         $49,247              $(504)
                                                  =======         =======              ======

AVAILABLE-FOR-SALE

   U.S. agencies                                  $60,023         $56,196            $(3,827)
   Municipal bonds                                 10,569          10,118               (451)
   Corporate bonds                                 34,522          33,378             (1,144)

                 TOTAL                           $105,114         $99,692            $(5,422)
                                                 ========         =======            ========


LOAN PORTFOLIO

         The Company carries all loans at face amount, less payments collected, net of deferred loan origination fees and costs and the allowance for possible loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

         The Company's net loans were $527.8 million at March 31, 2000. This represented an increase of $53.1 million or 11.20% over net loans of $474.7 million at December 31, 1999.

         Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, at March 31, 2000, were approximately $314.8 million, which represented an increase of $35.8 million or 12.84% from $279.0 million at December 31, 1999. Trade financing loans, at March 31, 2000, totaled $24.1 million, which represented an increase of $6.0 million or 33.15% from $18.1 million at December 31, 1999. This increase is due to the active trade financing as the Asian economy recovered from the economic crisis in late 1998. Small Business Administration loans (SBA loans) increased $1.8 million or 5.50% during the first quarter of 2000 to $44.4 million from $32.7 million at December 31, 1999

         The following table shows the Company's loan composition by type:

                                                        MARCH 31, 2000                 DECEMBER 31,1999
                                                          (UNAUDITED)                     (AUDITED)
                                                 ------------------------------ -------------------------------
                                                     AMOUNT         PERCENT        AMOUNT          PERCENT
                                                 --------------- -------------- -------------- ----------------
LOAN PORTFOLIO COMPOSITION:                                         (Dollars in thousands)

   Commercial and industrial loans.......              $314,778         58.27%       $278,958           57.31%
   Real estate loans.....................               186,327         34.49%        169,142           34.75%
   Installment loans.....................                39,120          7.24%         38,682            7.94%
                                                       --------         -----        --------           -----
       Total loans outstanding (1).......               540,225                       486,782
   Unearned income on loans, net of costs                (1,606)                       (1,508)
   Less:  Allowance for Loan Losses......               (10,805)                      (10,624)
                                                       --------                      --------
NET LOANS RECEIVABLE (1).................              $527,814                      $474,650
                                                       ========                      ========

(1) amount included loans held for sale of $15,920 at March 31, 2000 and $18,501 at December 31, 1999

         At March 31, 2000, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $4.1 million. This represented an increase of $1.1 million or 36.67% from non-performing assets of $3.0 million at December 31, 1999. As a percentage of total assets, nonperforming assets increased to 0.51% at March 31, 2000, from 0.46 % at December 31, 1999. The following table shows the composition of the Company's nonperforming assets as of the dates indicated.


                                                         MARCH 31, 2000          DECEMBER 31, 1999
                                                           (UNAUDITED)               (AUDITED)
                                                        ------------------ --- ----------------------
                                                                   (DOLLARS IN THOUSANDS)

Nonaccrual loans...................................             $4,013                     $2,953
Loan past due 90 days or more, still accruing......                108                         79
Restructured loans ................................
                                                        ------------------     ----------------------
   Total Nonperforming Loans.......................              4,121                      3,032
Other real estate owned............................
                                                        ------------------     ----------------------
  TOTAL NONPERFORMING ASSETS.......................             $4,121                     $3,032
                                                                ------                     ------

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses represents the amounts that the Company has set aside for the specific purpose of absorbing losses that may occur in the Company's loan portfolio. The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. Management of the Company continues to carefully monitor the allowance for loan losses in relation to the size of the Company's loan portfolio and known risks or problem loans.

         The allowance for loan losses was $10.8 million at March 31, 2000, compared to $10.6 million at December 31, 1999. The allowance for loan losses was 2.00% of gross loans at March 31, 2000 compared to 2.18% at December 31, 1999. The Company provided additional reserve of $400,000 in the first quarter of 2000, which was the same amount the Company had provided for the same period in 1999. Management believes the level of allowance as of March 31, 2000 is adequate to absorb losses inherent in the loan portfolio.

         The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

                                                                  MARCH 31, 2000           DECEMBER 31, 1999
                                                                    (UNAUDITED)                (AUDITED)
                                                                -------------------- --- ----------------------
                                                                            (DOLLARS IN THOUSANDS)
LOANS:

     Average total loans.....................................           $512,845                  $407,171
     Total loans at end of period............................            540,225                   486,782
ALLOWANCE:

     BALANCE - BEGINNING OF PERIOD...........................            $10,624                   $10,423
        Loans charged off:                                                   382                     2,001
        Less: Recoveries on loan previous charged off                        163                     1,202
                                                                             ---                     -----
     Less: Net loan charged-off                                              219                       799
     Add:  Provision for loan losses                                         400                     1,000
                                                                             ---                     -----
    BALANCE -  END OF PERIOD                                             $10,805                   $10,624
                                                                         -------                   -------

RATIO
    Net loan charge-offs to average total loans                             0.17%                     0.20%
    Allowance for loan losses to total loans at end of period               2.00%                     2.18%
    Net loans charge-offs to allowance for loan losses at the
    end of period                                                           2.03%                     7.52%
    Allowance for loan losses to nonperforming loans                      262.19%                   350.40%

DEPOSITS AND OTHER BORROWINGS

         At March 31, 2000, the Company's total deposits were $728.8 million. This represented an increase of $73.1 million or 11.15%, from total deposits of $655.7 million at December 31, 1999. Demand deposits totaled $210.4 million, representing an increase of approximately $17.2 million or 8.91% from total demand deposits of $193.2 million at December 31, 1999.

         Time deposits over $100,000 totaled $154.9 million at March 31, 2000. This represented an increase of approximately $31.4 million or 25.42%, compared to $123.5 million at December 31, 1999.

SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

         In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company's capital needs. Total shareholders' equity was $71.3 million at March 31, 2000. This represented an increase of $3.5 million or 5.24% over total shareholders' equity of $67.8 million at December 31, 1999.

         The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

         At March 31, 2000, Tier 1 capital, shareholders' equity less intangible assets, was $71.9 million. This represented an increase of $3.7 million or 5.43% over total Tier 1 capital of $68.2 million at December 31, 1999. At March 31, 2000, the Company had a ratio of total capital to total risk-weighted assets of
13.44 % and a ratio of Tier 1 capital to total risk weighted assets of 12.19%. The Tier 1 leverage ratio was 8.84% at March 31, 2000. The following table sets forth Company's regulatory capital ratios at March 31, 2000.

         The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of March 31, 2000.

                                                           AS OF MARCH 31, 2000 (DOLLARS IN THOUSANDS)
                                             ----------- ------------ ------------ ---------- ----------- -----------
                                                     ACTUAL                  REQUIRED                 EXCESS

                                               AMOUNT       RATIO       AMOUNT       RATIO      AMOUNT      RATIO
                                               ------       -----       ------       -----      ------      -----
Total capital (to risk-weighted assets)       $79,314       13.44%      $47,204        8%       32,110       5.44%
Tier I capital (to risk-weighted assets)       71,938       12.19%       23,202        4%       48,736       8.19%
Tier I capital (to average assets)             71,938        8.84%       30,625        4%       41,313       4.84%

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

         Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits, and borrowings, as well as derivative instruments. Our exposure to market risk is a function of our asset and liability management activities and other roles as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

         The management of market risk is governed by policies reviewed and approved annually by the Board of Directors ("Board"). The Board delegates responsibility for market risk management to the Asset and Liability Management Committee (ALCO), which is composed of the Company's senior executives and other designated officers. ALCO makes changes in the mix of assets and liabilities. ALCO also reviews and approves market risk-management programs and market risk limits

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Liquidity risk is the risk to earnings or capital resulting from the Company's inability to meet its obligations when they come due without incurring unacceptable losses. Liquidity risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Company's ability to liquidate assets quickly and with a minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base, marketability, maturity, and pledging of investments, and demand for credit.

         In general, the Company manages liquidity risk daily by controlling the level of federal funds and the use of funds provided by the cash flow from the investment portfolio and scheduled loan repayment. To meet unexpected demands, lines of credit are maintained with correspondent banks, and the Federal Reserve Bank. The sale of securities available-for-sale also can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

         The Company's liquid assets include cash and cash equivalents, interest-bearing deposits in corresponding banks, federal funds sold and securities available-for-sale. The aggregate of these assets totaled $205.6 million at March 31, 2000 compared to $ 168.6 million at December 31, 1999.

         Because the primary sources and uses of funds are loans and deposits, the relationship between gross loans and deposits provides a useful measure of the Company's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Company relies on its loan portfolio to provide for short- term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are the Company's assets. For the first three months of 2000, the Company's loan to deposit ratio averaged 73.46%, compared to an average ratio of 58.26% for the same period last year.

         The Company is engaged in asset and liability management activities with the objective of reducing adverse changes in earnings as a result of changes in interest rates. The management of interest rate risk relates to the timing and magnitude of the repricing of assets compared to liabilities and has the control of risks associated with movements in interest rates.

         The ALCO meets monthly to monitor the interest rate risk and may direct changes in the composition of the balance sheet. The company's balance sheet is inherently asset sensitive, which means that assets generally reprice more often than liabilities. Since an asset-sensitive balance sheet tends to reduce net interest income when interest rates decline and to increase net interest income when interest rate rise, careful forecast of interest rate and security portfolio changes are used to manage the interest rate risk.

         The Company currently uses the interest rate gap to measure interest rate risk. It is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within specified periods. The gap analysis presented below indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $46.5 million at March 31, 2000. The following table shows the Company's gap position as of March 31, 2000.

------------------------------ ------------ ------------ ------------- ------------ ------------- -----------
                                            AFTER THREE   AFTER ONE
                                 WITHIN     MONTHS BUT     YEAR BUT
                                  THREE     WITHIN ONE   WITHIN FIVE      AFTER     NON-SENSITIVE
                                 MONTHS        YEAR         YEARS      FIVE YEARS      ASSETS       TOTAL
------------------------------ ------------ ------------ ------------- ------------ ------------- -----------
           ASSETS
CASH                                                                                     $55,122     $55,122
INVESTMENTS:

   Fixed                           $14,362      $15,576       $51,516      $62,825                   144,279
   Floating                         13,092                                                            13,092
   Unrealized Loss                                                                        (5,422)     (5,422)
LOANS:

   Fixed                            14,010       36,347        57,618       67,158                   175,133
   Floating                        363,611                                                   118     363,729
   Nonaccrual                                                                              4,132       4,132
   Unearned income & LLR                                                                 (15,180)    (15,180)

Federal funds sold                  50,000                                                            50,000
Accrued interest receivable          4,809                                                             4,809
Customer liabilities                 1,788                                                             1,788
Other assets                                                                              22,251      22,251

------------------------------ ------------ ------------ ------------- ------------ ------------- -----------
TOTAL ASSETS                       461,672       51,923       109,134      129,983        61,021     813,733
------------------------------ ------------ ------------ ------------- ------------ ------------- -----------

         LIABILITIES

DEPOSITS:

   Demand deposit                   10,519       42,077       128,334       29,454                   210,384
   Time certificate of
     deposit $100,000 or more       89,476       54,133         1,874          640                   146,123
   Time certificate of deposit
     Under $100,000                103,367      113,630           786          101                   217,884
   Money market                      6,855       15,858        67,044       11,641                   101,398
   Savings Accounts                  4,775       13,264        31,834        3,183                    53,056

ACCRUED INTEREST PAYABLE             3,514                                                             3,514
ACCEPTANCE OUTSTANDING               1,788                                                             1,788
OTHER BORROWED MONEY                 4,500                                                             4,500
OTHER LIABILITIES                    3,294                                                   408       3,702
------------------------------ ------------ ------------ ------------- ------------ ------------- -----------
TOTAL LIABILITIES                  228,088      238,962       229,872       45,019           408     742,349
------------------------------ ------------ ------------ ------------- ------------ ------------- -----------

------------------------------ ------------ ------------ ------------- ------------ ------------- -----------
SHAREHOLDERS' EQUITY                                                                      71,384      71,384
                                                                                          ------      ------
------------------------------ ------------ ------------ ------------- ------------ ------------- -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY              $228,088     $238,962      $229,872      $45,019       $71,792    $813,733
                                  ========     ========      ========      =======       =======    ========

Net gap position                  $233,584    $(187,039)    $(120,738)     $84,964      $(10,771)
Net cumulative gap position        233,584       46,545       (74,193)      10,771

Periodic gap/assets                 28.71%     (22.99)%      (14.84)%       10.44%       (1.32)%
Cumulative gap/assets               28.71%        5.72%       (9.12)%        1.32%
Cumulative gap/interest
earning assets                      32.01%        6.38%      (10.17)%        1.48%
------------------------------ ------------ ------------ ------------- ------------ ------------- -----------

                                     PART II

ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5   OTHER INFORMATION

         None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanmi Financial Corporation

Date:    June 15, 2000             By /s/ Yong Ku Choe
                                      ------------------------------------------
                                      Yong Ku Choe
                                      Chief Financial Officer
                                      (Principal financial or accounting officer
                                      and duly authorized signatory)