Form 10-Q
period 2000-06-30
HANMI FINANCIAL CORP
filed 2000-08-15
CIK 1109242

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMSSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

  X      Quarterly report pursuant to section 13 or 15 (d) of the Securities
 ---     Exchange Act of 1934
            For the quarterly period ended June 30, 2000 or

 --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from __________ to ___________


                           Hanmi Financial Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    95-4788120
-------------------------------------------------------------------------------
(State or other jurisdiction                         (IRS Employer
 of incorporation or organization)               Identification Number)


 3660 Wilshire Boulevard, Suite PH-A, Los Angeles, California          90010
-------------------------------------------------------------------------------
(Address of Principal executive offices)                            (Zip Code)


                              (213) 382-2200
-------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)



                              Not Applicable
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year,
                     if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  (    )               No ( X )

As of June 30, 2000, there were approximately 7,414,186 outstanding shares of the issuer's Common Stock, with par value at $.001.

                                    FORM 10-Q

                                      INDEX

                           HANMI FINANCIAL CORPORATION



PART I   FINANCIAL INFORMATION                                                          PAGE
         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition -
                           June 30, 2000 and December 31, 1999                           2

                  Consolidated Statements of Operations -
                           Three and Six Months Ended June 30, 2000 and 1999             3

                  Consolidated Statements of Changes in Shareholders' Equity
                           Six Months Ended June 30, 2000 and 1999                       4

                  Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 2000 and 1999                       5

                  Notes to Consolidated Financial Statements                             6

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          7

         Item 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                           18

PART II  OTHER INFORMATION

         Other Information                                                              21

         Signature                                                                      21


Item 1. FINANCIAL STATEMENTS

                           HANMI FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


(AMOUNTS IN THOUSANDS)                                                                         June 30,         December 31,
                                                                                                 2000               1999
                                                                                             (Unaudited)
 ASSETS

   Cash and due from banks                                                                      $ 65,039          $ 53,476
   Federal funds sold and
      Securities purchased under agreement to resell                                              66,400            10,000
                                                                                                --------          --------
            Cash and cash equivalents                                                            131,439            63,476

   Interest-bearing deposits in other financial institutions                                           -               100
   Federal Reserve Bank stock                                                                      1,686             1,686
   Investment securities held to maturity, at amortized cost                                      31,454            66,224
    (fair value: June 30,2000-$30,980(unaudited); December 31, 1999-$66,096)
   Investment securities available for sale, at fair value                                       128,560           105,014
   Interest only strip - at fair value                                                               348               352
    (amortized cost: June30, 2000-$326(unaudited); December 31, 1999-$330)
   Loans receivable, net of allowance for loan losses of $11,122
      (unaudited) and $10,624 at June 30, 2000 and  December 31, 1999, repectively)              536,259           456,149
   Loans held for sale, at lower of the cost or market                                            16,112            18,501
   Customers liability on acceptances                                                              3,071             1,829
   Premises and equipment, net                                                                     9,649             8,939
   Accrued interest receivable                                                                     5,591             4,961
   Other real estate owned, net                                                                      274
   Deferred income taxes, net                                                                      5,721             5,608
   Servicing asset                                                                                 1,773             1,500
   Goodwill and intangible assets                                                                  2,556             2,680
   Other assets                                                                                    3,347             3,240
                                                                                                --------          --------
 TOTAL                                                                                           877,840           740,259
                                                                                                ========          ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES:
   Deposits :
     Noninterest-bearing                                                                         225,276           193,165
     Interest-bearing:
       Savings                                                                                    56,887            54,416
       Time deposits of $100,000 or more                                                         167,874           123,488
       Other time deposits                                                                       239,691           190,699
       Money market checking                                                                      98,052            93,962
                                                                                                --------          --------
            Total deposits                                                                       787,780           655,730

   Accrued interest payable                                                                        4,253             3,157
   Acceptance outstanding                                                                          3,071             1,829
   Securities sold under repurchase agreement                                                          -             5,892
   Treasury, tax, and loan remittances                                                             4,500             4,500
   Other liabilities                                                                               2,960             1,321
                                                                                                --------          --------
            Total liabilities                                                                    802,564           672,429

 SHAREHOLDERS' EQUITY:
   Common stock, with par value ar $.001; authorized, 10,000 shares;
     issued and outstanding, 7,414 shares,and 6,680 shares at
     June 30, 2000 and  December 31,1999, respectively (Note 3)                                        7                 6
    Paid in Capital                                                                               65,137            56,206
   Accumulated other comprehensive income - unrealized loss on securities available for sale, net of taxes of ($2,114) and ($2,002) at
     June 30, 2000 and  December 31,1999, respectively                                            (3,041)           (3,079)
     Unrealized gain (loss) on interest-only strips, net of taxes of $9
     and $9 in June 30, 2000 and December 31, 1999, respectively                                      13                13
   Retained earnings                                                                              13,160            14,684
                                                                                                --------          --------
            Total shareholders' equity                                                           75,276            67,830
                                                                                                --------          --------
 TOTAL                                                                                           877,840           740,259
                                                                                                ========          ========

The accompanying notes are an integral part of these financial statements.

                                    HANMI FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                          For Three Months Ended,            For Six Months Ended,
                                                                         June 30,         June 30,         June 30,      June 30,
 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                             2000             1999             2000          1999
                                                                        (Unaudited)      (Unaudited)      (Unaudited)   (Unaudited)
  Interest Income:
    Interest and fees on loans                                           13,947            9,218           26,374        17,868
    Interest on investment securities and deposits
     in other financial institutions                                      2,389            2,881            4,979         6,103
    Interest on federal funds sold and securities
     purchased under agreements to resell                                   873              392            1,192           660
                                                                         ------           ------          -------       -------
            Total interest income                                        17,209           12,491           32,545        24,631

    Interest Expense                                                      6,841            4,493           12,773         8,856
                                                                         ------           ------          -------       -------
  Net Interest Income before Provision for Loan Losses                   10,368            7,998           19,772        15,775

  Provision for Loan Losses                                                 600               --            1,000           400
                                                                         ------           ------          -------       -------
  Net Interest Income after Provision for Loan Losses                     9,768            7,998           18,772        15,375

  Noninterest Income:
    Service charges on deposit accounts                                   2,241            2,154            4,344         4,107
    Gain on sale of loans                                                   444              266              934           601
    Gain on sale of securities                                               51               59               51           154
    Loan servicing income                                                   598              595            1,210         1,123
    Other service charges and fees                                          141               80              289           199
    Other income                                                             29               74              141           136
                                                                         ------           ------          -------       -------
            Total noninterest Income                                      3,504            3,228            6,969         6,320

  Noninterest Expense:
    Salaries and employee benefits                                        3,314            2,920            6,507         5,708
    Occupancy and equipment                                                 740              720            1,504         1,354
    Data processing                                                         544              504            1,049         1,000
    Deposit insurance premiums                                               45               25              119            60
    Professional fees                                                       516              286              696           497
    Advertising                                                             103               89              178           135
    Office supplies                                                         288              207              410           302
    Communications                                                           90               51              296           265
    Other operating                                                       1,179              989            2,217         1,889
                                                                         ------           ------          -------       -------
            Total noninterest Expenses                                    6,819            5,791           12,976        11,210
                                                                         ------           ------          -------       -------

  Income before Income Tax Provision                                      6,453            5,435           12,765        10,485

  Income Tax Provision                                                    2,700            2,251            5,352         4,373
                                                                         ------           ------          -------       -------
  Net Income                                                              3,753            3,184          $ 7,413       $ 6,112
                                                                         ======           ======          =======       =======
  Earning Per Share (Note 3)
    Basic                                                                $ 0.51           $ 0.43          $  1.00       $  0.83

    Diluted                                                              $ 0.51           $ 0.43          $  1.00       $  0.82


 The accompanying notes are an integral part of these financial statements.

                         HANMI FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED June 30, 2000 AND 1999
                                 (Unaudited)


                                                                             Six months ended
                                                                         June 30,        June 30,
(AMOUNTS IN THOUSANDS)                                                     2000            1999
    Common Stock
        Balance, beginning of period                                     $       6       $      5
        Stock Options Exercised
        Stock Dividends (Note 3)                                                 1              1
                                                                         ---------       --------
        Balance, end of period                                           $       7       $      6

    Paid in Capital
        Balance, beginning of period                                     $  56,206       $ 47,034
        Stock Options Exercised                                                               271
        Stock Dividends (Note 3)                                             8,931          8,901
                                                                         ---------       --------
        Balance, end of period                                           $  65,137       $ 56,206

    Retained Earnings
        Balance, beginning of period                                     $  14,684       $ 11,582
        Net Income                                                           7,413          6,112
        Stock Dividends                                                     (8,937)        (8,904)
                                                                         ---------       --------
        Balance, end of period                                           $  13,160       $  8,790

    Accumulated Other Comprehensive Income:
        Balance, beginning of period                                     $  (3,066)      $    352
        Change in unrealized gain (loss) on securities
         available for sale, net of tax                                         38         (2,090)
                                                                         ---------       --------
        Balance, end of period                                           $  (3,028)      $ (1,738)

                  Total Shareholers' Equity                              $  75,276       $ 63,264
                                                                         =========       ========

The accompanying notes are an integral part of these financial statements.

                       HANMI FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)

                                                                                     For Six Months Ended,
                                                                                   June 30,         June 30,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                        2000             1999

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $     7,413      $     6,112
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     operating activities:
     Depreciation and amortization                                                          811              469
     Provision for loan losses                                                            1,000              400
     Proceeds from OREO                                                                                      481
     Gain on sale of securities available for sale                                          (51)            (154)
     Gain on sale of loans                                                                 (934)            (601)
     Origination of loans held for sale                                                 (15,357)          (8,464)
     Proceeds from sale of loans held for sale                                           18,680            9,065
     Change in:
       Accrued interest receivable                                                         (630)             (74)
       Other assets                                                                        (380)             557
       Accrued interest payable                                                           1,096             (353)
       Other liabilities                                                                  1,639            4,064
                                                                                    -----------      -----------
            Net cash provided by (used in) operating activities                          13,287           11,502
                                                                                    -----------      -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing deposits                                     100            1,089
   Proceeds from matured or called investment securities avilable for sale                8,206                -
   Proceeds from matured or called investment securities held to maturity                33,978           62,001
   Net increase(decrease) in loans receivable                                           (81,110)         (47,445)
   Purchase of securities available for sale                                            (31,258)         (16,527)
   Increase in I/O strip                                                                      4                9
   Purchases of premises and equipment                                                   (1,397)            (337)
   Proceeds from disposition of bank equipment                                               --               --
                                                                                    -----------      -----------

            Net cash used in investing activities                                       (71,477)         (12,215)
                                                                                    -----------      -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                             132,050           29,209
   Stock dividend paid in cash for fractional shares                                         (6)              (2)
   Payment made on other borrowing                                                       (5,892)              --
   Payment made on treasury, tax and loan remittance                                         --             (220)
                                                                                    -----------      -----------
            Net cash provided in financing activities                                   126,152           28,987
                                                                                    -----------      -----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    67,962           24,510

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            63,476           70,729
                                                                                    -----------      -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   131,438      $    95,239
                                                                                    ===========      ===========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                                    $    16,579      $    24,705
   Income taxes paid                                                                      1,163            2,128

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING
 AND FINANCING ACTIVITIES -
  Transfer of retained earning to common stock for stock dividend                   $         1       $        1
  Transfer of retained earning to Paid in Capital for stock dividend                      8,931            8,901

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets at June 30, 2000 and December 31, 1999
Income Statements for the three and six months ended June 30, 2000 and June 30, 1999
Statements of Stockholders' Equity for the six months ended June 30, 2000 Statements of Cash Flow for the six months ended June 30, 2000

NOTE 1.  HANMI FINANCIAL CORPORATION

         As of March 14, 2000, Hanmi Financial Corporation (the "Hanmi") was incorporated as a bank holding company, which owned Hanmi Bank (the "Bank"). The new corporate structure will permit Hanmi and the Bank greater flexibility in terms of operations, expansion and diversification. Shortly after the incorporation, Hanmi registered its common stock with the Securities and Exchange Commission (the "SEC") pursuant to the terms of a Plan and Agreement of Merger and Reorganization. The registration statement was declared effective on May 4, 2000. At the same time, Hanmi registered its common stock with the SEC pursuant to section 12(g) and the Security Exchange Act of 1934, as amended. The Reorganization was consummated with the approval obtained at the shareholder's meeting on May 31, 2000. Hanmi has not engaged in any business since its incorporation. In the reorganization, the Bank continued its operations as presently conducted under its management, but the Bank will be a wholly owned subsidiary of Hanmi.

NOTE 2.  BASIS OF PRESENTATION

         In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary (the "Company") reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended June 30, 2000 but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.

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

NOTES 4. RECENT ACCOUNTING PRONOUNCEMENT

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB" or the "Bulletin") 101, Revenue Recognition in Financial Statements. The Bulletin provided views in applying generally accepted accounting principles to selected revenue recognition issues. The Bulletin further emphasized that revenue should not be recognized until it is realized or realizable and earned. SAB 101, as amended by SAB 101A and 101B, is to be implemented by the Company no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In management's opinion, implementation of SAB 101 will not have a material impact to the overall financial position or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS

         The following is management's discussion and analysis of the major factors that influenced the Company's results of operations and financial condition for the three and six months ended June 30, 2000.

The following table sets forth certain selected financial data concerning the Company for the periods indicated (dollars in thousands):


                                                         JUNE 30, 2000          JUNE 30, 1999
                                                    ------------------------ ---------------------
AVERAGE BALANCES:
  Average  net loans                                               $520,592              $354,870
  Average investment securities                                     195,627               228,342
  Average assets                                                    797,630               658,993
  Average deposits                                                  713,448               589,230
  Average equity                                                     74,620                61,449

PERFORMANCE RATIOS:
  Return on average asset (1)                                         1.86%                 1.87%
  Return on average common equity (1)                                19.87%                20.10%
  Efficiency ratio  (2)                                              48.52%                50.59%
  Net interest margin (3)                                             5.52%                 5.41%

CAPITAL RATIOS (4)
  Leverage capital ratio (5)                                          8.54%                 9.03%
  Tier 1 risk-based capital ratio                                    12.70%                12.61%
  Total risk-based capital ratio                                     13.95%                13.86%

ASSET QUALITY RATIOS
  Allowance for loan losses to total gross loans                      1.97%                 2.71%
  Allowance for loan losses to non-performing
loans                                                               272.26%               221.62%
  Total non-performing assets and other real
estate owned to total assets                                          0.72%                 1.27%

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

RESULTS OF OPERATION

         For the second quarter of 2000, the Company reported net income of $3.8 million or $0.51 per diluted share compared to $3.2 million or $0.43 per diluted share for the same quarter of 1999, representing an increase of $.6 million or 15.58%. The increase in 2000 second quarter net income was primarily attributable to a $2.4 million increase in net interest income before provision for loan losses.

The annualized return on average assets was 1.86% for the second quarter of 2000 compared to a return on average assets of 1.87% for the same quarter of 1999, a decrease of 0.01%. The annualized return on average equity was 19.87% for the second quarter of 2000, compared to a return on average equity of 20.10% for the same quarter in 1999, a decrease of 0.23%.

For the six months ended June 30, 2000, the Company reported net income of $ 7.4 million or $1.00 per basic and diluted common share, compared with $6.2 million or $ .83 per basic and diluted common share for the sane period of 1999. This represents an increase of $1.2 million or 20.05%.

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

         For the second quarter of 2000, net interest income before provision for loan losses totaled $10.4 million, compare with $8.0 million for the corresponding quarter of 1999. This represented an increase of $2.4 million or 29.63%.

         For the six months ended June 30, 2000, net interest income before provision for loan losses amounted to $19.8 million, compared with $15.8 million a year ago. This represented an increase of $4.0 million or 25.34%. The increase of $4 million in net interest income before provision for loan losses was substantially attributable to an increase of $ 133 million in average interest-earning assets, from $583.2 million to $716.2 million, which represented an increase of 22.8%.

         The yield on average interest-earning assets increased to 9.09% for the six months ended June 30, 2000, from a yield of 8.45% for the six months ended June 30, 1999. This increase is primarily due to an increase in the Bank's loan portfolio, which has a higher yield than investment securities, and a result of three consecutive 25 basis point interest rate raise by the Feral Reserve Board in the last two quarters of 1999. Approximately 73% of Company's interest earning assets were comprised of loans at June 30, 2000, compare to 61% at June 30, 1999.

         The Company's interest expense on deposits for the six months ended June 30, 2000 increased by approximately $3.9 million or 44.23% to $12.8 million from $8.9 million for the six months ended June 30, 1999. This increase reflected an increase in the average volume of interest-bearing liabilities and interest rates paid to depositors. Average interest-bearing liabilities were $510.4 million for the six months ended June 30, 2000, which represented an increase of $108.3 million or 26.94% from average interest-bearing liabilities of $402.1 million for the six months ended June 30, 1999. The cost of average interest-bearing liabilities increased to 5.01% for the six months ended June 30, 2000, compared to a cost of 4.41% for the same period of 1999. Overall interest on deposits increased due to an increase in market rates and also due to an increase in competition among our peer banks.

         The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.



                                             JUNE 30, 2000                       JUNE 30, 1999
                                   ----------------------------------- ----------------------------------
                                                INTEREST    AVERAGE                INTEREST    AVERAGE
                                    AVERAGE     INCOME/      YIELD/     AVERAGE     INCOME/     YIELD/
                                    BALANCE     EXPENSE       COST      BALANCE     EXPENSE      COST
                                   ----------- ----------- ----------- ----------- ---------- -----------
                                                          (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
  Net loans....................... $520,592     $26,374      10.13%    $354,870    $17,830      10.05%
  Municipal bonds.................   14,759         429       5.81%      11,661        338       5.80%
  Obligation of other U.S.........
     Government agencies..........   88,733       2,813       6.34%     105,177      3,228       6.14%
  Other debt securities...........   54,400       1,731       6.36%      82,608      2,537       6.14%
  Federal funds sold..............   37,610       1,192       6.34%      27,345        660       4.83%
  Interest earning deposit........      125           6       4.80%       1,551         38       4.90%
                                        ---           -                   -----         --
     TOTAL INTEREST EARNING
       ASSETS                      $716,219     $32,545       9.09%    $583,212    $24,631       8.45%
                                   ========     =======                ========    =======


INTEREST BEARING LIABILITIES:
  Money market checking........... $ 97,176     $ 1,743       3.59%     $89,005       1485       3.34%
  Savings.........................   53,171         992       3.73%      53,396        928       3.48%
  Time certificates of deposits...  136,462       3,773       5.53%     115,686      2,932       5.07%
$100,000 or more   .............
  Other time certificates of        219,786       6,140       5.59%     143,972      3,511       4.88%
deposits.........................
  Other borrowing...............      3,794         125       6.59%           -          -           -
                                      -----         ---
   TOTAL INTEREST BEARING
          LIABILITIES                $510,389   $12,773       5.01%    $402,059     $8,856       4.41%
                                     ========   =======                ========     ======

Net interest income................             $19,772                           $15,775
Net interest spread................                           4.08%                              4.04%
Net interest margin................                           5.52%                              5.41%


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


                                                           JUNE 30, 2000 OVER JUNE 30, 1999
                                           ------------------------------------------------------------------
                                                                                                 NET
                                                         CHANGE DUE TO                        INCREASE
                                           ------------------------------------------ -- --------------------
                                                 VOLUME                  RATE                (DECREASE)
                                           ------------------- --- ------------------ -- --------------------
                                                                (DOLLARS IN THOUSANDS)
INTEREST INCOME:
   Interest and fees on net loans...........           $8,326                   $218                  $8,544
  Municipal bonds...........................               90                      1                      91
  Obligation of other U.S.
Government agencies.........................             (505)                    90                    (415)
  Other debt securities.....................             (866)                    60                    (806)
  Federal funds sold........................              248                    284                     532
  Interest earning deposit..................              (32)                     0                     (32)
                                                          ----                     -                     ----

     TOTAL INTEREST INCOME:                             7,261                    653                   7,914

INTEREST EXPENSE
  Money market checking..................                 136                    122                     258
  Savings................................                  (4)                    68                      64
  Time certificates of deposit                            527                    314                     841
     $100,000 or more....................
  Other time certificates of  deposits                  1,849                    780                   2,629
  Other borrowing........................                   0                    125                     125
                                                            -                    ---                     ---

     TOTAL INTEREST EXPENSE:                            2,508                  1,409                   3,917

CHANGE IN NET INTEREST INCOME                          $4,753                  $(756)                 $3,997
                                                       ======                  ======                 ======

NON-INTEREST INCOME

         Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, loan servicing income, including fees received from the letter of credit operations, and gain on sale of SBA loans.

         For the second quarter of 2000, non-interest income increased approximately $213,000 or 6.47% to $3.5 million over the same period in 1999. The increase was primarily attributable to increase in gain on sale of SBA loans. Gain on sale of SBA loans increased $178,000 or 66.92% during the quarter ended June 30, 2000 to $444,000, compared to $266,000 during the same period in 1999. Premiums received from the sale of SBA loans slightly increased over the first quarter of 2000 and these increased premiums are expected to extend through the year 2000 as interest rates continue in an upward trend. The Company currently plans to sell a significant number of its SBA loans, which were originated in 1999 and held due to the reduced premiums during 1999.

         For the six months ended June 30, 2000, non-interest income totaled $6.97 million compare with $6.3 million for the same period a year ago. The increase of $586,000 was attributable to a combination of a $237,000 increase in service charges and fees on deposit accounts plus $333,000 increase in gain on sale of SBA loans. The fee income generated by trade financing transactions slightly increased over the same period a year ago due to growing activity in international trade as Asian countries recovered from the economic crisis. The breakdown of non-interest income by category is reflected below:


                                           QUARTER ENDED     QUARTER ENDED        INCREASE (DECREASE)
                                         ------------------ ----------------- ----------------------------
                                              6/30/00           6/30/99            AMOUNT     PERCENT (%)
                                              -------           -------            ------     -----------
                                                              (Dollars in thousands)
NON-INTEREST INCOME
   Service charges on deposits.......             $2,241            $2,154          $87          4.04 %
   Gain on sale of SBA loans.........                444               266          178         66.92 %
   Gain on sale of Securities                         51                59          (8)        (13.56)%
   Loan servicing income.............                598               595            3           .50 %
   Other service charges and fees...                 141                80           61         76.25 %
   Other income.....................                  29                74          (45)       (60.81)%
                                                  ------            ------         -----

TOTAL NON-INTEREST INCOME:                        $3,504            $3,228         $276          8.55 %
                                                  ======            ======         ====          ======


                                          FOR SIX MONTHS     FOR SIX MONTHS       INCREASE (DECREASE)
                                               ENDED             ENDED
                                         ------------------ ----------------- ----------------------------
                                              6/30/00           6/30/99            AMOUNT     PERCENT (%)
                                              -------           -------            ------     -----------
                                                              (Dollars in thousands)
NON-INTEREST INCOME
   Service charges on deposits.......              $4,344            $4,107         $237          5.77 %
   Gain on sale of SBA loans.........                 934               601          333         55.41 %
   Gain on sale of Securities                          51               154         (103)       (66.88)%
   Loan servicing income.............               1,210             1,123           87          7.75 %
   Other service charges and fees....                 289               199           90         45.23 %
   Other income......................                 141               136            5          3.68 %
                                                   ------            ------         ----

TOTAL NON-INTEREST INCOME:                         $6,969            $6,320         $649         10.27 %
                                                   ======            ======         ====         =======

NON-INTEREST EXPENSES

         Non-interest expenses for the second quarter of 2000 increased approximately $1.0 million or 17.75% to $6.8 million from $5.8 million for the same period in 1999. The increase was attributable to a combination of internal growth and change in organization structure. Professional fees increased by $230,000 due to organization of Hanmi Financial Corporation reorganization of the same and registration with the Securities and Exchange Commission.

         For the six months ended June 30, 2000, non-interest expenses totaled $13.0 million compare with $11.2 million for the same period a year ago. Salaries and employee benefits expenses for the six months ended June 30, 2000, increased $799,000 or 14% to $6.5 million from $5.7 million for the same period in 1999. This increase was primarily due to expenses associated with annual salary adjustments and addition of new employees due to the Company's recent growth and expansion. The breakdown on non-interest expenses are reflected below:



                                            QUARTER ENDED      QUARTER ENDED         INCREASE (DECREASE)
                                          ------------------ ------------------- ----------------------------
                                               6/30/00            6/30/99           AMOUNT      PERCENT (%)
                                               -------            -------           ------      -----------
                                                                (Dollars in thousands)
NON-INTEREST EXPENSE
   Salaries and benefits................          $3,314              $2,920          $394        13.49 %
   Occupancy and equipment..............             740                 720            20         2.78 %
   Data processing......................             544                 504            40         7.94 %
   Deposit insurance premiums...........              45                  25            20        80.80 %
   Professional fees....................             516                 286           230        80.42 %
   Advertising..........................             103                  89            14        15.73 %
   Office supplies......................             288                 207            81        39.13 %
   Communications.......................              90                  51            39        76.47 %
   Others...............................           1,179                 989           190        19.21 %
                                                  ------              ------        ------

TOTAL NON-INTEREST EXPENSE:                       $6,819              $5,791        $1,028        17.75 %
                                                  ======              ======        ======        -------


                                          SIX MONTHS ENDED    SIX MONTHS ENDED       INCREASE (DECREASE)
                                          ------------------ ------------------- ----------------------------
                                               6/30/00            6/30/99           AMOUNT      PERCENT (%)
                                               -------            -------           ------      -----------
                                                                (Dollars in thousands)
NON-INTEREST EXPENSE
   Salaries and benefits................           $6,507              $5,708          $799        14.00 %
   Occupancy and equipment..............            1,504               1,354           150        11.08 %
   Data processing......................            1,049               1,000            49         4.90 %
   Deposit insurance premiums...........              119                  60            59        98.33 %
   Professional fees....................              696                 497           199        40.04 %
   Advertising..........................              178                 135            43        31.85 %
   Office supplies......................              410                 302           108        35.76 %
   Communications.......................              296                 265            31        11.70 %
   Others...............................            2,217               1,889           328        17.36 %
                                                  -------             -------        ------

TOTAL NON-INTEREST EXPENSE:                       $12,976             $11,210        $1,766        15.75 %
                                                  =======             =======        ======        -------


FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEETS JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

         At June 30, 2000, the Company's total assets increased $137.6 million or 18.59% to $877.8 million from $740.2 million at December 31, 1999. Net loans, net of unearned loan fees and reserve for loan loss and include loans held for sale, totaled $552.4 million at June 30, 2000, which represents an increase of $77.8 million or 16.39% from $474.6 million at December 31, 1999. Total deposits also increased $132.1 million or 20.14% to $787.8 million at June 30, 2000 from $655.7 million at December 31, 2000.

INVESTMENT SECURITY PORTFOLIO

         The Company classified its securities as held-to-maturity or available-for-sale under FASB 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at June 30, 2000. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and securities as available-for-sale are stated at market value. The securities currently held by the Company are U.S. Treasury bond, U.S. agencies, municipal bonds, corporate bonds, and an investment in a tax credit fund.

         As of June 30, 2000, held-to-maturity securities totaled $31.5 million and available-for-sale securities totaled $128.6 million, compared to $66.2 million and $105.0 million at December 31, 1999, respectively. Unrealized losses, net of tax effect, on securities available-for-sale were $3.0 million compared with unrealized losses, net of tax effect, of $3.1 million as of year-end 1999.


                                                          AT JUNE 30, 2000
                                                             (UNAUDITED)
                                         ---------------------------------------------------
                                         AMORTIZED COST    MARKET VALUE    UNREALIZED LOSS
                                         ---------------- --------------- ------------------
                                                       (Dollars in thousands)
HELD-TO-MATURITY
   U.S. Treasury bond
   U.S. agencies                                  $3,000          $3,000
   Municipal bonds                                 4,083           3,968               (115)
   Mortgage backed securities                      4,750           4,621               (129)
   Corporate bonds                                19,621          19,391               (230)
                                                 -------         -------              ------

                 TOTAL                           $31,454         $30,980              $(474)
                                                 =======         =======              ======

AVAILABLE-FOR-SALE
   U.S. agencies                                 $60,019         $56,348            $(3,671)
   Municipal bonds                                10,957          10,439               (518)
   Mortgage backed securities                     34,529          34,173               (356)
   Corporate bonds                                28,212          27,600               (612)
                                                --------        --------            --------

                 TOTAL                          $133,717        $128,560            $(5,157)
                                                ========        ========            ========

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

         The Company's gross loans were $565.1 million at June 30, 2000. This represented an increase of $78.3 million or 16.09% over gross loans of $486.8 million at December 31, 1999.

         Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, at June 30, 2000, were approximately $314.8 million, which represented an increase of $35.8 million or 12.84% from $279.0 million at December 31, 1999. Trade financing loans, at June 30, 2000, totaled $29.9 million, which represented an increase of $11.8 million or 65.19% from $18.1 million at December 31, 1999. This increase is due to the active trade financing as the Asian economy recovered from the economic crisis in late 1998. Small Business Administration loans (SBA loans) increased $11.3 million or 34.56% during the first two quarters of 2000 to $44.0 million from $32.7 million at December 31, 1999

         The following table shows the Company's loan composition by type:

                                                       JUNE 30, 2000                 DECEMBER 31,1999
                                                        (UNAUDITED)                     (AUDITED)
                                                ----------------------------- -------------------------------
                                                    AMOUNT        PERCENT         AMOUNT         PERCENT
                                                --------------- ------------- --------------- ---------------
                                                                   (Dollars in thousands)
LOAN PORTFOLIO COMPOSITION:

   Commercial and industrial loans.............        $329,783        58.27%        $278,958          57.31%
   Real estate loans...........................         198,901        34.49%         169,142          34.75%
   Installment loans...........................          36,430         7.24%          38,682           7.94%
                                                        ------         -----          ------           -----
       Total loans outstanding (1).............         565,114                       486,782
   Unearned income on loans, net of costs               (1,621)                       (1,508)
   Less:  Allowance for Loan Losses............        (11,122)                      (10,624)
                                                       --------                      --------

NET LOANS RECEIVABLE (1).......................        $552,371                      $474,650
                                                       ========                      ========

(1) amount included loans held for sale of $16,112 at June 30, 2000 and $ 18,501 at December 31, 1999

         At June 30, 2000, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $4.1 million. This represented an increase of $1.1 million or 36.67% from non-performing assets of $3.0 million at December 31, 1999. As a percentage of total assets, nonperforming assets increased to 0.51% at June 30, 2000, from 0.46 % at December 31, 1999. The following table shows the composition of the Company's nonperforming assets as of the dates indicated.



                                                        JUNE 30, 2000          DECEMBER 31, 1999
                                                         (UNAUDITED)               (AUDITED)
                                                      ------------------- -- ----------------------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................................            $3,705                    $2,953
Loan past due 90 days or more, still accruing........               106                        79
Restructured loans ..................................
                                                       ------------------     ---------------------
   Total Nonperforming Loans.........................             3,811                     3,032
Other real estate owned..............................               274
                                                      -------------------    ----------------------
  TOTAL NONPERFORMING ASSETS.........................            $4,085                    $3,032
                                                                  ------                    ------



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

         The allowance for loan losses was $10.8 million at June 30, 2000, compared to $10.6 million at December 31, 1999. The allowance for loan losses was 1.97% of gross loans at June 30, 2000 compared to 2.18% at December 31, 1999. The Company provided additional reserve of $400,000 in the first quarter of 2000, which was the same amount the Company had provided for the same period in 1999. Management believes the level of allowance as of June 30, 2000 is adequate to absorb losses inherent in the loan portfolio.

         The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:


                                                                  JUNE 30, 2000          DECEMBER 31, 1999
                                                                   (UNAUDITED)               (AUDITED)
                                                               -------------------- -- ----------------------
                                                                          (DOLLARS IN THOUSANDS)
LOANS:
     Average total loans....................................               $531,378                 $407,171
     Total gross loans at end of period.....................                565,114                  486,782
ALLOWANCE:

     BALANCE - BEGINNING OF PERIOD..........................                $10,624                  $10,423
        Loans charged off:                                                      842                    2,001
        Less: Recoveries on loan previous charged off                           340                    1,202
                                                                                ---                    -----
     Less: Net loan charged-off                                                 502                      799
     Add:  Provision for loan losses                                          1,000                    1,000
                                                                              -----                    -----
    BALANCE -  END OF PERIOD                                                $11,122                  $10,624
                                                                            -------                  -------

RATIO
    Net loan charge-offs to average total loans                               0.19%                    0.20%
    Allowance for loan losses to gross loans at end of                        1.97%                    2.18%
    period
    Net loans charge-offs to allowance for loan losses at                     4.51%                    7.52%
    the
    end of period
    Allowance for loan losses to nonperforming loans                        272.26%                  350.40%

DEPOSITS AND OTHER BORROWINGS

         At June 30, 2000, the Company's total deposits were $728.8 million. This represented an increase of $73.1 million or 11.15%, from total deposits of $655.7 million at December 31, 1999. Demand deposits totaled $210.4 million, representing an increase of approximately $17.2 million or 8.91% from total demand deposits of $193.2 million at December 31, 1999.

         Time deposits over $100,000 totaled $154.9 million at June 30, 2000. This represented an increase of approximately $31.4 million or 25.42%, compared to $123.5 million at December 31, 1999.

SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

         In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company's capital needs. Total shareholders' equity was $71.3 million at June 30, 2000. This represented an increase of $3.5 million or 5.24% over total shareholders' equity of $67.8 million at December 31, 1999.


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

         At June 30, 2000, Tier 1 capital, shareholders' equity less intangible assets, was $71.9 million. This represented an increase of $3.7 million or 5.43% over total Tier 1 capital of $68.2 million at December 31, 1999. At June 30, 2000, the Company had a ratio of total capital to total risk-weighted assets of
13.44 % and a ratio of Tier 1 capital to total risk weighted assets of 12.19%. The Tier 1 leverage ratio was 8.84% at June 30, 2000. The following table sets forth Company's regulatory capital ratios at June 30, 2000.

         The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of June 30, 2000.


                                                          AS OF JUNE 30, 2000 (DOLLARS IN THOUSANDS)
                                           -------------------------------------------------------------------------
                                                   ACTUAL                  REQUIRED                 EXCESS
                                             AMOUNT       RATIO        AMOUNT      RATIO      AMOUNT       RATIO
                                             ------       -----        ------      -----      ------       -----
Total capital (to risk-weighted assets)       $78,704       13.34%       $47,198       8%        31,506       5.34%
Tier I capital (to risk-weighted assets)       74,958       12.70%        23,609       4%        51,349       8.70%
Tier I capital (to average assets)             74,958        9.40%        31,897       4%        43,061       5.40%

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

         The Company's liquid assets include cash and cash equivalents, interest-bearing deposits in corresponding banks, federal funds sold and securities available-for-sale. The aggregate of these assets totaled $205.6 million at June 30, 2000 compared to $ 168.6 million at December 31, 1999.

         Because the primary sources and uses of funds are loans and deposits, the relationship between gross loans and deposits provides a useful measure of the Company's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Company relies on its loan portfolio to provide for short- term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are the Company's assets. For the first six months of 2000, the Company's loan to deposit ratio averaged
73.46%, compared to an average ratio of 58.26% for the same period last year.

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

         The Company currently uses the interest rate gap to measure interest rate risk. It is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within specified periods. The gap analysis presented below indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $46.5 million at June 30, 2000. The following table shows the Company's gap position as of June 30, 2000.


----------------------------- ----------- ------------ -------------- ------------ ------------- -----------
                              WITHIN       AFTER SIX     AFTER ONE       AFTER     NON-SENSITIVE   TOTAL
                              SIX MONTHS  MONTHS BUT     YEAR BUT     FIVE YEARS      ASSETS
                                          WITHIN ONE    WITHIN FIVE
                                             YEAR          YEARS
----------------------------- ----------- ------------ -------------- ------------ ------------- -----------
           ASSETS
CASH                                                                                    $65,039     $65,039
INVESTMENTS:
   Fixed                         $11,910      $21,096        $63,885      $60,230                   157,121
   Floating                        8,050                                                              8,050
   Unrealized Loss                                                                      (5,157)     (5,157)
LOANS:
   Fixed                          14,970       36,665         70,066       63,726                   185,427
   Floating                      379,924                                                (4,274)     375,650
   Nonaccrual                                                                             3,705       3,705
   Unearned income & LLR                                                               (12,743)    (12,743)

Federal funds sold                66,400                                                             66,400
Accrued interest receivable        5,721                                                              5,721
Customer liabilities               3,071                                                              3,071
Other assets                                                                             25,556      25,556

----------------------------- ----------- ------------ -------------- ------------ ------------- -----------

TOTAL ASSETS                    $490,046      $57,761       $133,951     $123,956       $72,126    $877,840
                                ========      =======       ========     ========       =======    ========
----------------------------- ----------- ------------ -------------- ------------ ------------- -----------

        LIABILITIES
DEPOSITS:
   Demand deposit                 18,022       69,836        114,891       22,527                   225,276
   Time certificate of            88,551       71,524          2,519                                162,594
deposit
       $100,000 or more
   Time certificate of           108,668      131,782          4,470           51                   244,971
deposit
       Under $100,000
   Money market                    7,427       33,777         49,444        7,405                    98,053
   Savings Accounts                4,610       19,353         29,476        1,666         1,782      56,887

ACCRUED INTEREST PAYABLE           4,253                                                              4,253
ACCEPTANCE OUTSTANDING             3,071                                                              3,071
OTHER BORROWED MONEY               4,500                                                              4,500
OTHER LIABILITIES                  2,959                                                              2,959
----------------------------- ----------- ------------ -------------- ------------ ------------- -----------
TOTAL LIABILITIES                242,061      326,272        200,800       31,649         1,782     802,564
----------------------------- ----------- ------------ -------------- ------------ ------------- -----------

----------------------------- ----------- ------------ -------------- ------------ ------------- -----------
SHAREHOLDERS' EQUITY                                                                     75,276      75,276
                                                                                         ------      ------
----------------------------- ----------- ------------ -------------- ------------ ------------- -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY            $242,061     $326,272       $200,800      $31,649       $77,058    $877,840
                                ========     ========       ========      =======       =======    ========

Net gap position                $247,985   $(268,511)      $(66,849)      $92,307      $(4,932)
Net cumulative gap position      247,985     (20,527)       (87,376)        4,931

Cumulative gap/assets             28.25%      (2.34)%        (9.95)%         .56%
Cumulative gap/interest
earning assets                    31.86%      (2.64)%       (11.22)%         .63%
----------------------------- ----------- ------------ -------------- ------------ ------------- -----------


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


Hanmi Financial Corporation


Date:    August 14, 2000                    By /s/ Yong Ku Choe
                                               ----------------------------
                                            Yong Ku Choe
                                            Chief Financial Officer
                                            (Principal financial or
                                            accounting officer and duly
                                            authorized signatory)

21