Form 10-Q
period 2000-09-30
HANMI FINANCIAL CORP
filed 2000-11-14
CIK 1109242

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMSSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

/X/ Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to ___________


                           HANMI FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      95-4788120
--------------------------------------------------------------------------------
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)


 3660 WILSHIRE BOULEVARD, SUITE PH-A, LOS ANGELES, CALIFORNIA        90010
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

                                    Yes  / /        No /X/

As of September 30, 2000, there were approximately 7,434,457 outstanding shares of the issuer's Common Stock, with par value at $.001.

                                    FORM 10-Q

                                      INDEX

                           HANMI FINANCIAL CORPORATION

                                                                                      PAGE
                                                                                      ----
PART I   FINANCIAL INFORMATION
         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition -
                           September 30, 2000 and December 31, 1999                     2

                  Consolidated Statements of Operations -
                           Three and Nine Months Ended September 30, 2000 and 1999      3

                  Consolidated Statements of Changes in Shareholders' Equity
                           Nine Months Ended September 30, 2000 and 1999                4

                  Consolidated Statements of Cash Flows -
                           Nine Months Ended September 30, 2000 and 1999                5

                  Notes to Consolidated Financial Statements                            6

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

         Item 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                          19

PART II  OTHER INFORMATION

         Other Information                                                             22

         Signature                                                                     22

Item 1. FINANCIAL STATEMENTS

                                HANMI FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(AMOUNTS IN THOUSANDS)                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                                                2000           1999
                                                                                           (UNAUDITED)
                                                                                           -----------     -----------
  ASSETS
    Cash and due from banks                                                                 $  63,528      $  53,476
    Federal funds sold and
       Securities purchased under agreement to resell                                          48,600         10,000
                                                                                           -----------     -----------

             Cash and cash equivalents                                                        112,128         63,476

    Interest-bearing deposits in other financial institutions                                                    100
    Federal Reserve Bank stock                                                                  1,954          1,686
    Investment securities held to maturity, at amortized cost                                  50,716         66,224
     (fair value: September 30,2000-$50,373(unaudited); December 31, 1999-$66,096)
    Investment securities available for sale, at fair value                                   153,595        105,014
    Interest only strip - at fair value                                                           326            352
     (amortized cost: September 30, 2000-$306(unaudited); December 31, 1999-$330)
    Loans receivable, net of allowance for loan losses of $11,577
      (unaudited) and $10,624 at September 30, 2000 and  December 31, 1999, repectively)      577,555        456,149
    Loans held for sale, at lower of the cost or market                                        18,155         18,501
    Customers liability on acceptances                                                          2,254          1,829
    Premises and equipment, net                                                                 9,482          8,939
    Accrued interest receivable                                                                 6,651          4,961
    Other real estate owned, net                                                                  291
    Deferred income taxes, net                                                                  5,131          5,608
    Servicing asset                                                                             1,819          1,500
    Goodwill and intangible assets                                                              2,494          2,680
    Other assets                                                                                3,788          3,240
                                                                                           -----------     -----------

  TOTAL                                                                                     $ 946,339      $ 740,259
                                                                                           ===========     ===========

  LIABILITIES AND SHAREHOLDERS EQUITY

  LIABILITIES:
    Deposits :
      Noninterest-bearing                                                                   $ 222,814      $ 193,165
      Interest-bearing:
        Savings                                                                                64,629         54,416
        Time deposits of $100,000 or more                                                     191,366        123,488
        Other time deposits                                                                   265,292        190,699
        Money market checking                                                                 105,290         93,962
                                                                                           -----------     -----------
             Total deposits                                                                   849,391        655,730

    Accrued interest payable                                                                    5,220          3,157
    Acceptance outstanding                                                                      2,254          1,829
    Securities sold under repurchase agreement                                                   --            5,892
    Treasury, tax, and loan remittances                                                         3,888          4,500
    Other liabilities                                                                           5,279          1,321
                                                                                           -----------     -----------
             Total liabilities                                                                866,032        672,429

  SHAREHOLDERS EQUITY:
    Common stock, $.001 par value; authorized, 10,000 shares;
      issued and outstanding, 7,434 shares,and 6,680 shares at
      September 30, 2000 and  December 31,1999, respectively (Note 3)                               7              6
     Additional paid-in capital                                                                65,415
    Accumulated other comprehensive income - unrealized loss on
      securities available for sale, net of taxes of ($1,525) and ($2,002) at                    --
      September 30, 2000 and  December 31,1999, respectively                                   (2,135)        (3,079)
      Unrealized gain (loss) on interest-only strips, net of taxes of $8
      and $9 in September 30, 2000 and December 31, 1999, respectively                             11             13
    Retained earnings                                                                          17,009         14,684
                                                                                           -----------     -----------
             Total shareholders equity                                                         80,307         67,830
                                                                                           -----------     -----------
  TOTAL                                                                                     $ 946,339      $ 740,259
                                                                                           ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                         HANMI FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                  FOR THREE MONTHS ENDED,         FOR NINE MONTHS ENDED,
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(AMOUNTS IN THOUSANDS, EXCEPT)                     2000            1999            2000            1999
                                               -------------   -------------   -------------   -------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Interest Income:
  Interest and fees on loan                       14,800          10,249          41,174          28,117
  Interest on investment se                        2,961           2,764           7,940           8,867
  Interest on federal funds                        1,028             435           2,220           1,095
                                               -------------   -------------   -------------   -------------
    Total interest income                         18,789          13,448          51,334          38,079

  Interest Expense                                 8,419           4,726          21,192          13,582
                                               -------------   -------------   -------------   -------------

Net Interest Income before                        10,370           8,722          30,142          24,497

Provision for Loan Losses                            600               -           1,600             400
                                               -------------   -------------   -------------   -------------

Net Interest Income after                          9,770           8,722          28,542          24,097

Noninterest income:
  Service charges on depo                          2,234           2,037           6,578           6,144
  Gain on sale of loans                              235             225           1,169             826
  Gain on sale of securities                           -              24              51             178
  Gain on sale of OREO                                42              32              42              32
  Other service charges an                         1,116             838           2,615           2,160
  Other income                                        85              56             226             192
                                               -------------   -------------   -------------   -------------
    Total noninterest In                           3,712           3,212          10,681           9,532

Noninterest Expense:
  Salaries and employee b                          3,607           3,153          10,114           8,861
  Occupancy and equipment                            862             637           2,366           1,991
  Data processing                                    507             487           1,556           1,487
  Deposit insurance premi                             51              38             170              98
  Professional fees                                  213             224             666             721
  Advertising                                        100             122             278             257
  Office supplies                                    157             128             567             430
  Communications                                     157             131             453             396
  Other operating                                  1,280           1,647           3,740           3,536
                                               -------------   -------------   -------------   -------------
    Total noninterest Ex                           6,934           6,567          19,910          17,777
                                               -------------   -------------   -------------   -------------

  Income before Income Tax                         6,548           5,367          19,313          15,852

  Income Tax Provision                             2,701           2,165           8,053           6,538
                                               -------------   -------------   -------------   -------------

  Net Income                                       3,847           3,202         $11,260         $ 9,314
                                               =============   =============   =============   =============

  Earning Per Share (Note 3)
  Basic                                         $   0.52        $   0.48         $  1.52         $  1.40

  Diluted                                       $   0.52        $   0.48         $  1.51         $  1.39


  The accompanying notes are an integral part of these financial statements.

                         HANMI FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                               (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                    -----------------------------
                                                                                    SEPTEMBER 30,   SEPTEMBER 30,
 (AMOUNTS IN THOUSANDS)                                                                  2000            1999
                                                                                    -------------   -------------
     Common Stock
         Balance, beginning of period                                                 $      6         $      5
         Stock Dividends (Note 3)                                                            1                1
                                                                                    -------------   -------------
         Balance, end of period                                                       $      7         $      6

     Additional paid-in capital
         Balance, beginning of period                                                 $ 56,206         $ 47,034
         Stock Options Exercised                                                                            271
         Common Stock Issued-Employee Stock Bonus; 20,271 shares @ $ 13.75                 278
         Stock Dividends (Note 3)                                                        8,931            8,901
                                                                                    -------------   -------------
         Balance, end of period                                                       $ 65,415         $ 56,206

     Retained Earnings
         Balance, beginning of period                                                 $ 14,684         $ 11,582
         Net Income                                                                     11,260            9,314
         Stock Dividends                                                                (8,935)          (8,904)
                                                                                    -------------   -------------
         Balance, end of period                                                       $ 17,009         $ 11,992

     Accumulated Other Comprehensive Income:
         Balance, beginning of period                                                 $ (3,066)        $    352
         Change in unrealized gain (loss) on securities available for sale
           and interest-only strips, net of tax                                            942           (2,561)
                                                                                    -------------   -------------
         Balance, end of period                                                       $ (2,124)        $ (2,209)

                   Total Shareholers' Equity                                          $ 80,307         $ 65,995
                                                                                    =============    ============

  The accompanying notes are an integral part of these financial statements.

                                   HANMI FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                           (Unaudited)

                                                                                                         NINE MONTHS ENDED
                                                                                                  ---------------------------------
                                                                                                  SEPTEMBER 30,        SEPTEMBER 30
 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                         2000               1999
                                                                                                  -------------       -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                       $ 11,260            $ 9,314
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                       563                513
      Provision for loan losses                                                                         1,600                400
      Proceeds from OREO                                                                                                     671
      Stock compensation expense                                                                          278
      Gain on sale of securities available for sale                                                       (51)              (178)
      Gain on sale of loans                                                                            (1,169)              (826)
      Origination of loans held for sale                                                              (19,998)           (24,496)
      Proceeds from sale of loans held for sale                                                        21,513             15,025
      Change in:
        Accrued interest receivable                                                                    (1,690)                78
        Other assets                                                                                     (949)               862
        Accrued interest payable                                                                        2,063               (323)
        Other liabilities                                                                               3,958                561
                                                                                                  -------------       -------------
             Net cash provided by operating activities                                                 17,378              2,226
                                                                                                  -------------       -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from interest-bearing deposits                                                               100              2,081
    Proceeds from matured or called investment securities avilable for sale                            13,419             19,908
    Proceeds from matured or called investment securities held to maturity                             35,586             55,949
    Net increase in loans receivable                                                                 (123,297)          (107,047)
    Purchase of securities available for sale                                                         (60,528)           (11,677)
    Purchase of securities held to maturity                                                           (20,078)           (17,722)
    Decrease in I/O strip                                                                                  24                 40
    Purchases of premises and equipment                                                                (1,106)              (362)
                                                                                                  -------------       -------------
             Net cash used in investing activities                                                   (155,880)           (58,830)
                                                                                                  -------------       -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                          193,661            61,489
    Stock dividend paid in cash for fractional shares                                                      (3)               (2)
    Payment made on other borrowing                                                                    (5,892)               -
    Payment made on treasury, tax and loan remittance                                                    (612)            4,280
                                                                                                  -------------       -------------
             Net cash provided by financing activities                                                187,154            65,767
                                                                                                  -------------       -------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            48,652             9,163

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                         63,476            70,729
                                                                                                  -------------       -------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 112,128          $ 79,892
                                                                                                  =============       =============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                                                   $  17,099          $ 24,709
    Income taxes paid                                                                                   4,364             5,950

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING
  AND FINANCING ACTIVITIES -
   Transfer of retained earning to common stock for stock dividend                                  $       1          $      1
   Transfer of retained earning to additional paid-in capital for stock dividend                        8,931             8,901
   Transfer of loan to OREO                                                                               291                -

  The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets at September 30, 2000 and December 31, 1999.
Income Statements for the three and nine months ended September 30, 2000 and 1999.
Statements of Stockholders' Equity for the nine months ended September 30, 2000 and 1999.
Statements of Cash Flow for the nine months ended September 30, 2000 and 1999.

NOTE 1.  HANMI FINANCIAL CORPORATION

         As of March 14, 2000, Hanmi Financial Corporation ("Hanmi") was incorporated as a bank holding company, which owned Hanmi Bank (the "Bank"). The new corporate structure will permit Hanmi and the Bank greater flexibility in terms of operations, expansion and diversification. Shortly after the incorporation, Hanmi registered its common stock with the Securities and Exchange Commission (the "SEC") pursuant to the terms of a Plan and Agreement of Merger and Reorganization. The registration statement was declared effective on May 4, 2000. At the same time, Hanmi registered its common stock with the SEC pursuant to section 12(g) and the Security Exchange Act of 1934, as amended. The reorganization was consummated with the approval obtained at the shareholder's meeting on May 31, 2000. In the reorganization, the Bank continued its operations as presently conducted under its management.

NOTE 2.  BASIS OF PRESENTATION

         In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary (the "Company") reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended September 30, 2000 but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with generally accepted accounting principles.

         Certain reclassifications were made to the prior period's presentation to conform to the current period presentation.

NOTE 3.  CHANGE IN EQUITY

         On February 16, 2000, the Bank declared an 11% stock dividend payable on April 3, 2000 to shareholders of record at the close of business on March 1, 2000. The shares and per share data have been retroactively restated to reflect the 11% year 2000 stock dividend. On May 3, 1999, the Bank paid an 11% stock dividend to shareholders of record on April 26, 1999. The shares and per share data for the 1999 dividend have been retroactively restated to reflect the 11 % dividend.

         On August 16, 2000 the Company granted stock bonus to employee and on September 15, 2000. 20,271 shares were issued at $13.75. The number of outstanding shares and per share data as of September 30, 2000 reflect this transaction.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENT

         On June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. In management's opinion, implementation of SFAS 133, as amended by SFAS 138, is not expected to have a material impact to the overall financial position or results of operations of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

         The following is management's discussion and analysis of the major factors that influenced the Company's results of operations and financial condition for the three and nine months ended September 30, 2000.

The following table sets forth certain selected financial data concerning the Company for the periods indicated (dollars in thousands):

                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                              2000                   1999
                                                      ---------------------- ---------------------
AVERAGE BALANCES:
  Average  net loans                                        $536,007              $374,040
  Average investment securities                              221,320               222,416
  Average assets                                             831,868               714,751
  Average deposits                                           729,997               603,646
  Average equity                                              76,506                63,235

PERFORMANCE RATIOS:
  Return on average asset (1)                                  1.80%                 1.74%
  Return on average common equity (1)                         19.62%                19.64%
  Efficiency ratio  (2)                                       48.77%                52.24%
  Net interest margin (3)                                      5.31%                 5.48%

CAPITAL RATIOS (4)
  Leverage capital ratio (5)                                   8.20%                 9.04%
  Tier 1 risk-based capital ratio                             11.25%                12.50%
  Total risk-based capital ratio                              12.57%                13.75%

ASSET QUALITY RATIOS
  Allowance for loan losses to total gross loans               1.90%                 2.27%
  Allowance for loan losses to non-performing
    loans                                                    151.04%               350.40%
  Total non-performing assets and other real
    estate owned to total assets                               0.81%                 0.42%

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

RESULTS OF OPERATION

         For the third quarter of 2000, the Company reported net income of $3.8 million or $0.52 per diluted share compared to $3.2 million or $0.48 per diluted share for the same quarter of 1999, representing an increase of $.6 million or 20.14%. The increase in 2000 third quarter net income was primarily attributable to a $1.6 million increase in net interest income before provision for loan losses.

         The annualized return on average assets was 1.80% for the third quarter of 2000 compared to a return on average assets of 1.74% for the same quarter of 1999, an increase of 0.06%. The annualized return on average equity was 19.62% for the third quarter of 2000, compared to a return on average equity of 19.64% for the same quarter in 1999, a decrease of 0.02%.

         For the nine months ended September 30, 2000, the Company reported net income of $11.3 million or $1.52 per basic and $1.51 per diluted common share, compared with $9.3 million or $1.40 per basic and $1.39 per diluted common share for the same period of 1999. This represents an increase of $2.0 million or 20.9%.

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

         For the third quarter of 2000, net interest income before provision for loan losses increased to $10.4 million. Comparing with $8.7 million for the corresponding quarter of 1999, this represented an increase of $1.7 million or 18.9%.

         For the nine months ended September 30, 2000, net interest income before provision for loan losses increased to $30.1 million, compared with $24.5 million a year ago. This represented an increase of $5.6 million or 23.0%. The increase in net interest income before provision for loan losses was substantially attributable to an increase of $160.8 million in average interest-earning assets, from $596.5 million to $757.3 million, which represented an increase of 27.0%.

         The yield on average interest-earning assets increased to 9.04% for the nine months ended September 30, 2000, from a yield of 8.51% for the nine months ended September 30, 1999. This increase is primarily due to an increase in the Bank's loan portfolio, which has a higher yield than investment securities, and a result of three consecutive 25 basis point interest rate raise by the Feral Reserve Board in the last quarter of 1999 and first two quarters of year 2000. Approximately 70.8% of Company's interest earning assets were comprised of loans at September 30, 2000, compare to 62.7% at September 30, 1999.

         For the third quarter of 2000, net interest expenses increased to $8.4 million. Comparing with $4.7 million for the corresponding quarter of 1999, this represented an increase of $3.7 million or 78.1%.

         The Company's interest expense on deposits for the nine months ended September 30, 2000 increased by approximately $7.6 million or 56.0% to $21.2 million from $13.6 million for the nine months ended September 30, 1999. This increase reflected an increase in the average volume of interest-bearing liabilities and interest rates paid to depositors. Average interest-bearing liabilities were $521.5 million for the nine months ended September 30, 2000, which represented an increase of $109.2 million or 26.5% from average interest-bearing liabilities of $412.3 million for the nine months ended September 30, 1999. The cost of average interest-bearing liabilities increased to 5.42% for the nine months ended September 30, 2000, compared to a cost of 4.39% for the same period of 1999. Overall interest on deposits increased due to an increase in market rates and also due to an increase in competition among our peer banks.

         The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

                                            SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                    ----------------------------------- ----------------------------------
                                                 INTEREST    AVERAGE                INTEREST    AVERAGE
                                     AVERAGE     INCOME/      YIELD/     AVERAGE     INCOME/     YIELD/
                                     BALANCE     EXPENSE       COST      BALANCE     EXPENSE      COST
                                    ----------- ----------- ----------- ----------- ---------- -----------
                                                           (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
  Net loans.......................   $536,007     $41,174      10.24%    $374,040    $28,117      10.02%
  Municipal bonds.................     15,800         689       5.81%      12,303        540       5.85%
  Obligation of other U.S.........
  Government agencies.............     95,679       4,541       6.33%     103,350      4,758       6.14%
  Other debt securities...........     64,426       2,710       5.61%      76,451      3,522       6.14%
  Federal funds sold..............     45,415       2,220       6.52%      29,115      1,095       5.01%
  Interest earning deposit........          0           0           0       1,197         47       5.24%
                                    ----------- -----------             ----------- ----------
     TOTAL INTEREST EARNING ASSETS   $757,327     $51,334       9.04%    $596,456    $38,079       8.51%
                                    =========== ===========             =========== ==========

INTEREST BEARING LIABILITIES:
  Money market checking...........    $98,000      $2,762       3.76%     $92,007      2,054       2.98%
  Savings.........................     52,886       1,590       4.01%      54,188      1,656       4.07%
  Time certificates of deposits       149,082       6,547       5.86%     144,718      4,507       4.15%
  $100,000 or more................
  Other time certificates of          217,712      10,115       6.19%     118,988      5,283       5.92%
    deposits......................
  Other borrowing.................      3,794         178       6.26%       2,412         82       4.53%
   TOTAL INTEREST BEARING           ----------- -----------
          LIABILITIES                $521,474     $21,192       5.42%    $412,313    $13,582       4.39%
                                    =========== ===========             =========== ===========

Net interest income...............                $30,142                            $24,497
Net interest spread...............                              3.62%                              4.12%
Net interest margin...............                              5.31%                              5.48%

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

                                                            SEPTEMBER 30, 2000 OVER SEPTEMBER 30, 1999
                                                 ------------------------------------------------------------------
                                                               CHANGE DUE TO                      NET INCREASE
                                                 ------------------------------------------ -----------------------
                                                       VOLUME                  RATE                (DECREASE)
                                                 ------------------- ---------------------- -----------------------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Interest and fees on net loans............         $12,175                   $882                 $13,057
  Municipal bonds...........................             153                    (4)                     149
  Obligation of other U.S. Government                   (353)                   136                    (217)
      agencies..............................
  Other debt securities.....................            (554)                  (258)                   (812)
  Federal funds sold........................             613                    512                   1,125
  Interest earning deposit..................             (47)                     0                     (47)
                                                 ------------------- ---------------------- -----------------------
     TOTAL INTEREST INCOME:                            11,987                 1,268                   13,255

INTEREST EXPENSE
  Money market checking.....................              134                   574                      708
  Savings...................................              (40)                  (26)                     (66)
  Time certificates of deposit                            136                 1,904                    2,040
      $100,000 or more......................
  Other time certificates of  deposits                  4,383                   449                    4,832
  Other borrowing...........................               47                    49                       96
                                                 ------------------- ---------------------- -----------------------

     TOTAL INTEREST EXPENSE:                            4,660                 2,950                    7,610

CHANGE IN NET INTEREST INCOME                          $7,327               $(1,682)                  $5,645
                                                 =================== ====================== =======================

NON-INTEREST INCOME

         Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, other service charges and fees, including fees received from issuing the letter of credit for international trade finance, and gain on sale of SBA loans and mortgage loans.

         For the third quarter of 2000, non-interest income increased approximately by $500,000 or 15.6% to $3.7 million over the same period in 1999. The increase was primarily attributable to increase in service charges and fees on deposit account due to increase in volume. Service charges and fees on deposit account increased by $197,000 or 9.7% during the quarter ended September 30, 2000 compared to the same period in 1999. Premiums received from the sale of SBA loans slightly increased over the same quarter of 1999 and these increased premiums are expected to extend through the year 2000 as interest rates continue in an upward trend.

         For the nine months ended September 30, 2000, non-interest income totaled $10.7 million compare with $9.5 million for the same period a year ago. The increase of $1.2 million was attributable to a combination of a $434,000 increase in service charges and fees on deposit accounts, $455,000 increase in other service charges and fees, and $343,000 increase in gain on sale of SBA loans. The fee income generated by trade financing transactions slightly increased over the same period a year ago due to growing activity in international trade as Asian countries recovered from the economic crisis.

         The breakdown of non-interest income by category is reflected below:

                                           QUARTER ENDED     QUARTER ENDED        INCREASE   (DECREASE)
                                         ------------------ ----------------- ------------- --------------
                                              9/30/00           9/30/99            AMOUNT     PERCENT (%)
                                         ------------------ ----------------- ------------- --------------
                                                              (Dollars in thousands)
NON-INTEREST INCOME
   Service charges on deposits.......          $2,234            $2,037            $197         9.67 %
   Gain on sale of SBA loans.........             235               225              10         4.44 %
   Gain on sale of Securities........               0                24             (24)
   Gain on sale of OREO..............              42                32              10         31.25%
   Other service charges and fees....           1,116               838             278         33.17%
   Other income......................              85                56              29         51.79%
                                         ------------------ ----------------- ------------- --------------

TOTAL NON-INTEREST INCOME:                     $3,712            $3,212            $500         15.57%
                                         ================== ================= ============= ==============

                                          FOR NINE MONTHS   FOR NINE MONTHS       INCREASE    (DECREASE)
                                               ENDED             ENDED
                                         ------------------ ----------------- -------------- -------------
                                              9/30/00           9/30//99           AMOUNT      PERCENT (%)
                                                              (Dollars in thousands)
NON-INTEREST INCOME
   Service charges on deposits.......          $ 6,578           $ 6,144            $434          7.06 %
   Gain on sale of SBA loans.........            1,169               826             343         41.53 %
   Gain on sale of Securities........               51               178            (127)       (71.35)%
   Gain on sale of OREO..............               42                32              10          31.25%
   Other service charges and fees....            2,615             2,160             455         21.06 %
   Other income......................              226               192              34          17.71%
                                         ------------------ ----------------- -------------- -------------

TOTAL NON-INTEREST INCOME:                     $10,681            $9,532          $1,149          12.05%
                                         ================== ================= ============== =============

NON-INTEREST EXPENSES

         Non-interest expenses for the third quarter of 2000 increased approximately $367,000 or 5.6% to $6.9 million from $6.6 million for the same period in 1999. The increase was attributable to a combination of internal growth and change in organization structure. Salaries and employee benefits were up by $454,000 primarily due to increase in monthly bonus accrual to reflect current year's performance. Occupancy and equipment expenses were up by $225,000, due to full quarter operation of new branch in San Diego and expansion of Cerritos branch space.

         For the nine months ended September 30, 2000, non-interest expenses totaled $19.9 million compare with $17.8 million for the same period a year ago. Salaries and employee benefits expenses for the nine months ended September 30, 2000, increased $1.2 million or 14.1% to $10.1 million from $8.9 million for the same period in 1999. This increase was primarily due to expenses associated with annual salary adjustments and addition of new employees due to the Company's recent growth and expansion. The breakdown on non-interest expenses are reflected below:

                                            QUARTER ENDED      QUARTER ENDED       INCREASE      (DECREASE)
                                          ------------------ ------------------- ------------- --------------
                                               9/30/00            9/30/99           AMOUNT       PERCENT (%)
                                          ------------------ ------------------- ------------- --------------
                                                                (Dollars in thousands)
NON-INTEREST EXPENSE
   Salaries and benefits................         $3,607              $3,153            $454        14.40 %
   Occupancy and equipment..............            862                 637             225        35.32 %
   Data processing......................            507                 487              20          4.11%
   Deposit insurance premiums...........             51                  38              13         34.21%
   Professional fees....................            213                 224            (11)        (4.91)%
   Advertising..........................            100                 122            (22)       (18.03)%
   Office supplies......................            157                 128              29         22.66%
   Communications.......................            157                 131              26         19.85%
   Others...............................          1,280               1,647           (367)       (22.28)%
                                          ------------------ ------------------- ------------- --------------

TOTAL NON-INTEREST EXPENSE:                      $6,934              $6,567            $367          5.59%
                                          ================== =================== ============= ==============

                                          NINE MONTHS ENDED   NINE MONTHS ENDED     INCREASE     (DECREASE)
                                          ------------------ ------------------- ------------- --------------
                                               9/30/00            9/30/99           AMOUNT      PERCENT (%)
                                          ------------------ ------------------- ------------- --------------
                                                                (Dollars in thousands)
NON-INTEREST EXPENSE
   Salaries and benefits................       $10,114              $8,861          $1,253         14.14%
   Occupancy and equipment..............         2,366               1.991             375         18.838%
   Data processing......................         1,556               1,487              69          4.64%
   Deposit insurance premiums...........           170                  98              72         73.47%
   Professional fees....................           666                 721             (55)        (7.63)%
   Advertising..........................           278                 257              21          8.17%
   Office supplies......................           567                 430             137         31.86%
   Communications.......................           453                 396              57         14.39%
   Others...............................         3,740               3,536             204          5.77%
                                          ------------------ ------------------- ------------- --------------

TOTAL NON-INTEREST EXPENSE:                    $19,910             $17,777          $2,133         12.00%
                                          ================== =================== ============= ==============

FINANCIAL CONDITION

SUMMARY OF CHANGES IN BALANCE SHEETS SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

         At September 30, 2000, the Company's total assets increased by $206.1 million or 27.8% to $946.3 million from $740.2 million at December 31, 1999. Net loans, net of unearned loan fees and reserve for loan loss and include loans held for sale, amounted $595.7 million at September 30, 2000, which represents an increase of $121.0 million or 25.5% from $474.7 million at December 31, 1999. Total deposits also increased by $193.7 million or 29.53% to $849.4 million at September 30, 2000 from $655.7 million at December 31, 1999.

INVESTMENT SECURITY PORTFOLIO

         The Company classified its securities as held-to-maturity or available-for-sale under FASB 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at September 30, 2000. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and securities as available-for-sale are stated at market value. The securities currently held by the Company are U.S. Treasury bond, U.S. agencies, municipal bonds, corporate bonds, and an investment in a tax credit fund.

         As of September 30, 2000, held-to-maturity securities totaled $50.7 million and available-for-sale securities totaled $153.6 million, compared to $66.2 million and $105.0 million at December 31, 1999, respectively. Unrealized losses, net of tax effect, on securities available-for-sale were $2.1 million compared with unrealized losses, net of tax effect, of $3.1 million as of year-end 1999.

                                     AT SEPTEMBER 30, 2000
                                          (UNAUDITED)
                                -----------------------------------
                                AMORTIZED     MARKET    UNREALIZED
                                   COST        VALUE    GAIN/(LOSS)
                                ----------  ----------- -----------
                                    (Dollars in thousands)
HELD- TO-MATURITY
   U.S. Treasury bond
   U.S. agencies                $  1,048     $  1,034     $    (14)
   Municipal bonds                 3,821        3,725          (96)
   Mortgage backed securities      3,460        3,407          (53)
   Corporate bonds                42,387       42,207         (180)
                                ----------  ----------- -----------

                 TOTAL          $ 50,716     $ 50,373     $   (343)
                                ==========  =========== ===========

AVAILABLE-FOR-SALE
   U.S. agencies                $ 60,016     $ 57,360     $ (2,656)
   Municipal bonds                18,911       18,483         (428)
   Mortgage backed securities     52,120       51,912         (208)
   Corporate bonds                26,208       25,840         (368)
                                ----------  ----------- -----------

                 TOTAL          $157,255     $153,595     $ (3,660)
                                ==========  =========== ===========

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

         The Company's gross loans were $609.0 million at September 30, 2000. This represented an increase of $122.1 million or 25.1% over gross loans of $486.8 million at December 31, 1999.

         Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, at September 30, 2000, were approximately $375.2 million, which represented an increase of $96.2 million or 34.5% from $279.0 million at December 31, 1999. Trade financing loans, at September 30, 2000, totaled $28.4 million, which represented an increase of $10.3 million or 56.9% from $18.1 million at December 31, 1999. This increase is due to the active trade financing as the Asian economy recovered from the economic crisis in late 1998. Small Business Administration loans (SBA loans) increased $15.0 million or 45.9% during the last three-quarter of year 2000 to $47.7 million from $32.7 million at December 31, 1999.

         The following table shows the Company's loan composition by type:

                                                     SEPTEMBER 30, 2000              DECEMBER 31,1999
                                                        (UNAUDITED)
                                                ----------------------------- -------------------------------
                                                    AMOUNT        PERCENT         AMOUNT         PERCENT
                                                --------------- ------------- --------------- ---------------
LOAN PORTFOLIO COMPOSITION:                                        (Dollars in thousands)
   Commercial and industrial loans............      $375,165        61.61%        $278,958          57.31%
   Real estate loans..........................       195,787        32.15%         169,142          34.75%
   Installment loans..........................        38,001         6.24%          38,682           7.94%
                                                --------------- ------------- --------------- ---------------
      Total loans outstanding (1).............       608,953                       486,782
   Unearned income on loans, net of costs             (1,666)                       (1,508)
   Less:  Allowance for Loan Losses...........       (11,577)                      (10,624)
                                                ---------------               ---------------

NET LOANS RECEIVABLE (1)......................      $595,710                      $474,650
                                                ===============               ===============

(1) amount included loans held for sale of $18,155 at September 30, 2000 and $ 18,501 at December 31, 1999

         At September 30, 2000, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) increased to $7.7 million from $4.1 million last year. The reason was two line of credits, total amount of $4 million, were classified as past due status due to delayed renewal of line of credit. Those lines were renewed in October, and cleared from past due status. Excluding this occurrence, total non-performing assets were about the same level as of December 31, 1999.

         The following table shows the composition of the Company's nonperforming assets as of the dates indicated.

                                          SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                             (UNAUDITED)
                                          -------------------  ------------------
                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans ......................         $2,905               $2,953
Loan past due 90 days or more, still
accruing ..............................          4,469                   79
                                          -------------------  ------------------
   Total Nonperforming Loans ..........          7,374                3,032
Other real estate owned ...............            291
                                          -------------------  ------------------
  TOTAL NONPERFORMING ASSETS ..........         $7,665               $3,032
                                          ===================  ==================


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

         At September 30, 2000, the allowance for loan losses increased to $11.6 million, which represented the increase of $953,000 or 9.0% increase, compared to $10.6 million at December 31, 1999. The allowance for loan losses to gross loans ratio was 1.90% at September 30, 2000, which is slightly lower than 2.18% at December 31, 1999, but well above the average ratio of the peer banks based on asset size. The Company provided additional reserve of $1.6 million during the first three quarters of 2000, and the management believes the level of allowance as of September 30, 2000 is adequate to absorb losses inherent in the loan portfolio.

         The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

                                                                 SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                                     (UNAUDITED)
                                                               --------------------  ----------------------
                                                                          (DOLLARS IN THOUSANDS)
LOANS:
     Average total loans ................................             $547,577              $407,171
     Total gross loans at end of period .................              608,953               486,782
ALLOWANCE:

     BALANCE - BEGINNING OF PERIOD ......................             $ 10,624              $ 10,423
        Loans charged off: ..............................                1,289                 2,001
        Less: Recoveries on loan previous charged off ...                  642                 1,202
                                                               --------------------  ----------------------
     Less: Net loan charged-off .........................                  647                   799
     Add:  Provision for loan losses ....................                1,600                 1,000
                                                               --------------------  ----------------------
    BALANCE -  END OF PERIOD ............................             $ 11,577              $ 10,624
                                                               --------------------  ----------------------

RATIO
    Net loan charge-offs to average total loans .........                 0.12%                 0.20%
    Allowance for loan losses to gross loans at end of
      period.............................................                 1.90%                 2.18%
    Net loans charge-offs to allowance for loan losses at
      the end of period .................................                 5.59%                 7.52%
    Allowance for loan losses to nonperforming loans ....               151.04%               350.40%


DEPOSITS AND OTHER BORROWINGS

         At September 30, 2000, the Company's total deposits were $849.4 million. This represented an increase of $193.7 million or 29.53%, from total deposits of $655.7 million at December 31, 1999. Demand deposits totaled $222.8 million, representing an increase of approximately $29.6 million or 15.35% from total demand deposits of $193.2 million at December 31, 1999.

         Time deposits over $100,000 totaled $191.4 million, which accounted 22.5% of total deposit, at September 30, 2000. This represented an increase of approximately $67.9 million or 55.0%, compared to $123.5 million at December 31, 1999. Time deposit under $100,000 totaled $265.3 million, which accounted 31.2% of total deposit, at September 30, 2000. This represented an increase of approximately $74.6 million or 39.1%, compared to $190.7 million at December 31, 1999.

SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

         In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company's capital needs. Total shareholders' equity was $80.3 million at September 30, 2000. This represented an increase of $12.5 million or 18.4% over total shareholders' equity of $67.8 million at December 31, 1999.

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

         The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of September 30, 2000.

                                                                    AS OF SEPTEMBER 30, 2000
                                                                     (DOLLARS IN THOUSANDS)
                                           -------------------------------------------------------------------------
                                                   ACTUAL                   REQUIRED                 EXCESS
                                             AMOUNT       RATIO        AMOUNT      RATIO       AMOUNT       RATIO
                                            -------       ------       -------     -----       ------       -----
Total capital (to risk-weighted assets)     $86,753       12.57%       $55,214       8%        31,539       4.57%
Tier I capital (to risk-weighted assets)     77,628       11.25%        27,607       4%        50,021       7.25%
Tier I capital (to total assets)             77,628        8.20%        37,854       4%        39,774       4.20%

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company's liquid assets include cash and cash equivalents, interest-bearing deposits in corresponding banks and securities available-for-sale. The aggregate of these assets totaled $266.0 million at September 30, 2000 compared to $ 168.6 million at December 31, 1999.

         Because the primary sources and uses of funds are loans and deposits, the relationship between gross loans and deposits provides a useful measure of the Company's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more reliant the Company relies on its loan portfolio to provide for short- term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are the Company's assets. For the first nine months of 2000, the Company's loan to deposit ratio averaged 73.43%, compared to an average ratio of 58.26% for the same period last year.

         The Company is engaged in asset and liability management activities with the objective of reducing adverse changes in earnings as a result of changes in interest rates. The management monitors the interest rate risk relates to the timing and magnitude of the repricing of assets compared to liabilities and has the control of risks associated with movements in interest rates.

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

         The Company currently uses the interest rate gap to measure interest rate risk. It is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within specified periods. The gap analysis presented below indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $10.7 million at September 30, 2000. The following table shows the Company's gap position as of September 30, 2000.

(Dollars in thousands)

                                          AFTER SIX      AFTER ONE
                                          MONTHS BUT      YEAR BUT
                                WITHIN    WITHIN ONE    WITHIN FIVE      AFTER    NON-SENSITIVE
                              SIX MONTHS     YEAR           YEARS      FIVE YEARS    ASSETS        TOTAL
                              ----------- ------------ -------------- ------------ ------------- -----------
           ASSETS
CASH                                                                                    $63,528     $63,528
INVESTMENTS:
   Fixed                         $34,194      $27,747        $81,132      $58,866                   201,941
   Floating                        6,030                                                              6,030
   Unrealized Loss                                                                      (3,660)     (3,660)
LOANS:
   Fixed                          16,489       30,682         55,492       59,775                   162,438
   Floating                      425,281        7,670         13,226          338                   446,515
   Unearned income & LLR                                                               (13,243)    (13,243)

Federal funds sold                48,600                                                             48,600
Accrued interest receivable        6,651                                                              6,651
Customer liabilities               2,254                                                              2,254
Other assets                                                                2,776        22,509      25,285
                              ----------- ------------ -------------- ------------ ------------- -----------

TOTAL ASSETS                    $539,499      $66,099       $149,850     $121,757       $69,134    $946,339
                              =========== ============ ============== ============ ============= ===========

        LIABILITIES
DEPOSITS:
   Demand deposit                 17,825       69,069        113,640       22,280                   222,814
   Time certificate of            90,069       98,195          2,902          200                   191,366
    deposit
       $100,000 or more
   Time certificate of            91,748      150,383         22,978          183                   265,292
    deposit
       Under $100,000
   Money market                    7,374       48,153         46,075        3,688                   105,290
   Savings Accounts                4,278       27,835         26,893        5,623                    64,629

ACCRUED INTEREST PAYABLE           5,220                                                              5,220
ACCEPTANCE OUTSTANDING             2,254                                                              2,254
OTHER BORROWED MONEY               3,888                                                              3,888
OTHER LIABILITIES                                                                         5,279       5,279
                              ----------- ------------ -------------- ------------ ------------- -----------
TOTAL LIABILITIES                222,656      393,635        212,488       31,974         5,279     866,032
                              ----------- ------------ -------------- ------------ ------------- -----------

SHAREHOLDERS' EQUITY                                                                     80,307      80,307
                                                                                   ------------- -----------

TOTAL LIABILITIES AND            222,656      393,635        212,488       31,974        85,586     946,339
                              =========== ============ ============== ============ ============= ===========
SHAREHOLDERS' EQUITY

Net gap position                 316,843    (327,536)       (62,638)       89,783      (16,452)
Net cumulative gap position      316,843     (10,693)       (73,331)       16,452

Cumulative gap/assets             33.48%      (1.13)%        (7.75)%        1.74%
Cumulative gap/interest
   earning assets                 37.21%      (1.26)%        (8.61)%        1.93%
                              ----------- ------------ -------------- ------------ ------------- -----------

                                     PART II


ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES

         At September 15, 2000, 20,271 new shares were issued to employee of Hanmi Bank, as bonus at $13.75.

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


Hanmi Financial Corporation


Date:    November 14, 2000                  By /s/ Yong Ku Choe
                                              ---------------------------------
                                              Yong Ku Choe
                                              Chief Financial Officer
                                              (Principal financial officer
                                              and duly authorized signatory)