Form 10-K405
period 2000-12-31
HANMI FINANCIAL CORP
filed 2001-03-30
CIK 1109242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

                        COMMISSION FILE NUMBER 000-30421
                            ------------------------

                          HANMI FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-4788120
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

        3660 WILSHIRE BOULEVARD                               90010
          SUITE PH-A ZIP CODE                               (Zip code)
         LOS ANGELES, CA 90010
    (Address of principal executive
               offices)

                                 (213) 382-2200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     NONE                                             NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    As of March 1, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $142,358,640.

    Number of shares of common stock of the registrant outstanding as of March 1, 2001: 7,443,589 shares

    The following documents are incorporated by reference herein:

                                                                PART OF
                                                                FORM 10
                                                               INTO WHICH
                   DOCUMENT INCORPORATED                      INCORPORATED
                   ---------------------                      ------------
Definitive Proxy Statement for the Annual Meeting of
  Stockholders which will be filed within 120 days of the
  fiscal year ended December 31, 2000.......................    Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Hanmi Financial Corporation ("Hanmi Financial" or the "Company") is a Delaware corporation incorporated on March 14, 2000 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for Hanmi Bank (the "Hanmi Bank"). The Company became the holding company for Hanmi Bank in June, 2000, and is subject to the Bank Holding Company Act of 1956, as amended.

    The principal office of Hanmi Financial is located at 3660 Wilshire Boulevard, Suite PH-A, Los Angeles, California 90010, and its telephone number is (213) 382-2200.

    Hanmi Bank, the sole subsidiary of the Company, was incorporated under the laws of the State of California on August 24, 1981, and was licensed by the California Department of Financial Institutions on December 15, 1982. Hanmi Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof, and Bank is a member of the Federal Reserve System. Hanmi Bank's headquarters office is located at 3660 Wilshire Boulevard, Penthouse suite "A", Los Angeles, California 90010.

    On September 30, 1998, Hanmi Bank acquired First Global Bank, f.s.b., Los Angeles, California. First Global Bank had three branch offices, one branch located in Los Angeles, one branch located in Cerritos and one branch located in Rowland Heights in California. Hanmi Bank acquired approximately $44.9 million in loans, and assumed approximately $77.8 million in deposits.

    Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of the Los Angeles, Orange and San Diego counties. Hanmi Bank's full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank's client base reflects the multi-ethnic composition of these communities. The Hanmi Bank currently has eleven full-service branch offices located in Los Angeles, Orange and San Diego counties. Of the eleven offices, Hanmi Bank opened eight as de novo branches and acquired the other three through acquisition.

COMPETITION AND SERVICE AREA

    The banking business on the west coast is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. With respect to commercial bank competitors, major banks dominate the industry. Most such banks offer certain services which Hanmi Bank does not offer directly (but some of which Hanmi Bank offers through correspondent institutions) and by virtue of their greater total capitalization, such banks also have substantially higher lending limits than Hanmi Bank has. In addition to commercial banks, Hanmi Bank competes with savings institutions, credit unions, and numerous non-banking companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Mergers between financial institutions, recently enacted federal and state interstate banking laws, and technological innovation has also resulted in increased competition in financial services markets.

    Hanmi Bank has been providing its banking services primarily in the areas of Koreatown in Los Angeles, the Mid-Wilshire commercial district and the downtown central business district of Los Angeles and Garden Grove of Orange County in Southern California. However, in recent years Hanmi Bank expanded its service areas to Cerritos, Rowland Heights, San Diego and Gardena. In the Greater Los Angeles area, the competition in Hanmi Bank's service areas is intense with respect to both loans and deposits. While the market is dominated by a few mega banks with many offices operating over a wide geographic area, as well as with savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions, Hanmi Bank's major competitors are relatively smaller community banks which focus their marketing effort on Korean-American businesses in Hanmi Bank's service areas.

LENDING ACTIVITIES

    Hanmi Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include commercial loans, Small Business Administration ("SBA") guaranteed loans, real estate construction loans, commercial real estate loans, residential mortgage loans, and consumer loans.

COMMERCIAL LOANS

    Hanmi Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the origination of commercial loans is in Los Angeles County and Orange County. Loan maturities are normally 12 months to 60 months. Hanmi Bank requires a complete re-analysis before considering any extension on loans. Hanmi Bank finances primarily small and middle market businesses in a wide spectrum of industries. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest. In general, it is the intent of Hanmi Bank to take collateral whenever possible regardless of the loan purposes. Collateral may include liens on inventory, accounts receivable, fixtures and equipment and, in some cases, leasehold improvements and real estate. As a matter of policy, Hanmi Bank requires all principals of a business to be co-obligors on all loan instruments and all significant stockholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only Hanmi Bank debt but also all outstanding business debt, exclusive of collateral, on the basis of historical earnings or reliable projections.

    Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business practices.

    As compared to consumer lending, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry.

SMALL BUSINESS ADMINISTRATION GUARANTEED LOANS

    Hanmi Bank originates loans qualifying for guarantees issued by the United States SBA, an independent agency of the federal government. The SBA guarantees on such loans currently range from 75% to 85% of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75%. In general, the guaranteed percentage is less than 75% for loans over $1.3 million. Hanmi Bank typically requires that SBA loans be secured by business assets and by first or second deeds of trust on any available real property. SBA loans have terms ranging from 7 to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, exclusive of the collateral, on the basis of historical earnings or reliable projections.

    Hanmi Bank generally sells a substantial amount of the guaranteed portion of the SBA Guaranteed loans that it originates. In 2000, Hanmi Bank originated
$42 million of SBA loans and sold $27 million. In 1999, Hanmi Bank originated $49 million of SBA loans and sold $14 million. In 1998, Hanmi Bank originated $31 million SBA loans and sold $15 million. When Hanmi Bank sells a SBA loan, Hanmi Bank may be obligated to repurchase the loans (for a period of 90 days after the sale) if the loans fail to comply with certain representations and warranties given by Hanmi Bank. Hanmi Bank retains the obligation to service the SBA loans, for which it receives the servicing fees. Those unsold portions of the SBA loans that remain owned by Hanmi Bank are included in its balance sheet. As of

December 31, 2000, Hanmi Bank had $54 million in SBA loans remaining on its balance sheet, and was servicing $66 million of sold SBA loans.

LOANS SECURED BY REAL ESTATE

    Real estate lending involves risks associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. Hanmi Bank's real estate dependence increases the risk of loss both in Hanmi Bank's loan portfolio and its holdings of other real estate owned when real estate values decline.

    COMMERCIAL MORTGAGE LOANS--Hanmi Bank offers commercial real estate loans. Collateral includes first deeds of trust on real property. When real estate collateral is owner-occupied, the value of the real estate collateral should be supported by formal appraisals in accordance with applicable regulations, in addition to cash flow from the business. The majority of the properties securing these loans are located in Los Angeles and Orange counties.

    Hanmi Bank's commercial real estate loans are principally secured by owner-occupied commercial and industrial buildings. Generally, these types of loans are made for a period of up to seven years, with monthly payments based upon a portion of the principal plus interest, and with a loan-to-value ratio of 65% or less, using an adjustable rate indexed to the prime rate appearing in the west coast edition of The Wall Street Journal. Hanmi Bank also offers fixed rate loans. Amortization schedules for commercial loans generally do not exceed
25 years.

    Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Hanmi Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the property securing the loan. When possible, Hanmi Bank also obtains corporate or individual guarantees from financially capable parties. Hanmi Bank's lending personnel inspect substantially all of the properties securing Hanmi Bank's real estate loans before the loan is approved. Hanmi Bank requires title insurance insuring the status of its lien on all of the real estate secured loans when a first trust deed on the real estate is taken as collateral. Hanmi Bank also requires the borrower to maintain fire, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. Hanmi Bank's lending policies generally limit the loan-to-value ratio on mortgage loans secured by commercial properties to 65% or the lesser of the appraised value or the purchase price. Hanmi Bank cannot assure that these procedures will protect against losses on loans secured by real property.

    REAL ESTATE CONSTRUCTION LOANS--Hanmi Bank finances the construction of residential, commercial and industrial properties within Hanmi Bank's market area. The future condition of the local economy could negatively impact the collateral values of such loans.

    Hanmi Bank's construction loans typically have the following characteristics:

       - maturities of two years or less;

       - a floating rate of interest based on the Bank's base lending rate;

       - minimum cash equity of 35% of project cost;

       - advance of anticipated interest costs during construction; advance of fees;

       - first lien position on the underlying real estate;

       - loan-to-value ratios generally not exceeding 65%; and

       - recourse against the borrower or a guarantor in the event of default.

    Hanmi Bank does not typically commit to making permanent loans on the property unless the permanent loan is a government guaranteed loan. Hanmi Bank does not participate in joint ventures or take an equity interest in connection with its construction lending.

    Construction loans involve additional risks compared to loans secured by existing improved real property. These include the following:

       - the uncertain value of the project prior to completion;

       - the inherent uncertainty in estimating construction costs, which is often beyond the control of the borrower; construction delays and cost overruns;

       - possible difficulties encountered by municipal or other governmental regulation during siting or construction; and

       - the difficulty in accurately evaluating the market value of the completed project.

    As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If Hanmi Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that Hanmi Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loans as well as the related foreclosure and holding costs. In addition, Hanmi Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. Hanmi Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risk in construction lending. Among other things, qualified and bonded third parties are engaged to provide progress reports and recommendations for construction disbursements. No assurance can be given that these procedures will prevent losses arising from the risks described above.

    RESIDENTIAL MORTGAGE LOANS--Hanmi Bank originates fixed rate and variable rate mortgage loans secured by one-to-four family properties with amortization schedules of 15 to 30 years and maturities of up to 30 years. The loan fees charged, interest rates and other provisions of Hanmi Bank's residential loans are determined by an analysis of Hanmi Bank's cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs.

LOANS TO INDIVIDUALS

    Loans to individuals, also termed consumer loans, are extended for a variety of purposes. Most are for the purchase of automobiles. Other consumer loans include secured and unsecured personal loans, home improvement, equity lines, overdraft protection loans, and unsecured lines of credit. Management assesses the borrower's ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. An appraisal is obtained from a qualified real estate appraisal for substantially all loans secured by real estate. Most of Hanmi Bank's loans to individuals are repayable on an installment basis.

    Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, because the collateral is more likely to suffer damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, the collection of loans to individuals is dependent on the borrower's continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, various federal and state laws, including bankruptcy and insolvency laws, often limit the amount which the lender can recover on loans to individuals. Loans to individuals may also give rise to claims and defenses by a consumer borrower against the lender on these loans, and a borrower may be able to assert these claims and defenses against any assignee of the note that the borrower has against the seller of the underlying collateral.

OFF-BALANCE SHEET COMMITMENTS

    As part of its service to its small to medium sized business customers, Hanmi Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs. However, these commitments may also take the form of commercial letters of credit and standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by Hanmi Bank to guarantee the performance of a customer to a third party. As of December 31, 2000, Hanmi Bank had commitments to extend credit of approximately $92.5 million, obligations under commercial letters of credit of approximately $25.5 million, and obligations under standby letters of credit of approximately $5.5 million, and other obligations under guaranteed credit cards of $2 million.

    The following table shows the distribution of the Hanmi Bank's undisbursed loan commitments of the dates indicated:

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Commitments to extend credit.............................  $ 92,540   $70,208
Standby letters of credit................................     5,533     3,277
Commercial letters of credit.............................    25,496    19,443
Guaranteed credit cards..................................     2,004     1,554
                                                           --------   -------
Total....................................................  $125,573   $94,482
                                                           ========   =======

LENDING PROCEDURES AND LOAN APPROVAL PROCESS

    Loan applications may be approved by the board of directors' loan committee, and by Hanmi Bank's management and lending officers to the extent of their loan authority. Individual lending authority is granted to the Chief Executive Officer, the Chief Retail Lending Officer, Chief Commercial Lending Officer, and branch and department managers. Loans for which direct and indirect borrower liability would exceed an individual's lending authority are referred to Hanmi Bank's management and, for those in excess of management's approval limits, to the loan committee.

    At December 31, 2000, Hanmi Bank's authorized legal lending limits were $14.8 million for unsecured loans plus an additional $9.8 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. Hanmi Bank's primary capital plus allowance for loan losses at December 31, 2000 totaled $98.4 million.

    The highest individual lending authority at Hanmi Bank is the combined administrative lending authority for unsecured and secured lending of $1 million, which requires the approval and signatures of the Management Credit Committee including the Chief Executive Officer and Chief Commercial Lending Officer. The next highest lending authority is $350,000 for the Chief Retail Lending Officer, and then $100,000 for Chief Commercial Lending Officer. All other individual lending authority is substantially less.

    Lending limits are authorized for the Management Credit Committee, Chief Executive Officer and other officers by the board of directors of Hanmi Bank. The Chief Commercial Lending Officer is responsible for evaluating the authority limits for individual credit officers and recommending lending limits for all other officers to the board of directors for approval.

    The review of each loan application includes the applicant's credit history, income level and cash flow analysis, financial condition and the value of any collateral to secure the loan. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent bank-approved appraiser.

    Hanmi Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. These practices include analysis of prior credit histories, financial statements, tax returns and cash flow projections of its potential borrowers, valuation of collateral based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security.

ASSET QUALITY

    NONPERFORMING ASSETS--Non performing assets include nonperforming loans and other real estate owned.

    NONPERFORMING LOANS--Nonperforming loans are those, which the borrower fails to perform in accordance with the original terms of the obligation and fall into one of three categories:

    NONACCRUAL LOANS--Hanmi Bank generally places loans on nonaccrual status when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed in the process of collection. When loans are placed on nonaccrual status, accrued but unpaid interest is reversed against the current year's income. Interest income on nonaccrual loans is recorded on a cash basis. Hanmi Bank may treat payments as interest income or return of principal depending upon management's opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additionally, Hanmi Bank may place loans that are not 90 days past due on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

    LOANS 90 DAYS OR MORE PAST DUE--Hanmi Bank classifies a loan in this category when the borrower is more than 90 days late in making a payment of principal or interest.

    RESTRUCTURED LOANS--These are loans on which interest accrues at a below market rate or upon which a portion of the principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is reported on a cash basis until the borrower's ability to service the restructured loan in accordance with its terms is established.

    OTHER REAL ESTATE OWNED (OREO)--This category of nonperforming assets consists of real estate to which Hanmi Bank has taken title by foreclosure or by taking a deed in lieu of foreclosure from the borrower. Before Hanmi Bank takes title to OREO, it generally obtains an environmental review.

    SUBSTANDARD AND DOUBTFUL LOANS--Hanmi Bank monitors all loans in the loan portfolio to identify problem credits. Additionally, as an integral part of the credit review process of Hanmi Bank, credit reviews are performed by inside loan review officers throughout the year to assure accuracy of documentation and the identification of problem credits. The State of California Department of Financial Institutions and the Federal Reserve Bank of San Francisco also review Hanmi Bank and its loans during an annual safety and soundness examination.

    Hanmi Bank has three classifications for problem loans:

    SUBSTANDARD--An asset is classified as "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower, or of the collateral pledged, if any. Credits in this category have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that Hanmi Bank will sustain some loss if the deficiencies are not corrected.

    DOUBTFUL--An asset is classified as "doubtful" if it has all the weaknesses inherent in an asset classified "substandard," and has the added characteristic that the weaknesses makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of important and reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.

    LOSS--An asset is classified as a "loss" if it is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. Any potential recovery is considered too small and the realization too distant in the future to justify retention as an asset on Hanmi Bank's books.

    Another category, designated as "special mention," is maintained for loans which do not currently expose Hanmi Bank to a significant degree of risk to warrant classification in a "substandard," "doubtful" or "loss" category, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

    As of December 31, 2000, Hanmi Bank's classified loans consisted of
$12.0 million in the "substandard" category and $0.4 million in the "doubtful" category. Hanmi Bank's $12.0 million of loans classified as a "substandard" consisted of $1.3 million of non-performing loans/non-accrual loans. Additionally, as of December 31, 2000, Hanmi Bank's loans categorized in the "special mention" category consisted of $0.4 million of nonperforming loans.

    IMPAIRED LOANS--Hanmi Bank defines impaired loans, regardless of past due status, as those on which principal and interest are not expected to be collected under the original contractual repayment terms. Hanmi Bank charges off an impaired loan at the time management believe the collection process has been exhausted. Hanmi Bank measures impaired loans based on the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at December 31, 2000 were $5.8 million, all of which were also nonaccrual loans. Allowance for loan losses related to impaired loans was $1.6 million at December 31, 2000.

    Except as disclosed above, there were no assets as of December 31, 2000 where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms. However, it is always possible that current credit problems may exist that may not have been discovered by management. Please refer to "Allowance and Provisions for Loan Losses."

ALLOWANCE AND PROVISIONS FOR LOAN LOSSES

    Hanmi Bank maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions.

    Hanmi Bank follows the "Interagency Policy Statement on the Allowance for Loan and Lease Losses" and analyzes the Allowance for Loan Losses using the above factors on a monthly basis. In addition, as an integral part of the quarterly credit review process of Hanmi Bank, the Allowance for Loan Losses is reviewed for adequacy. Furthermore, the State of California Department of Financial Institutions and Federal Reserve Bank of San Francisco review the adequacy of the Allowance for Loan Losses in an annual safety and soundness examination. The State of California Department of Financial Institutions and/or Federal Reserve Bank of San Francisco may require Hanmi Bank to recognize additions to the Allowance for Loan Losses based upon its judgment of the information available to it at the time of its examination. The Federal Reserve Bank of San Francisco performed a safety and soundness examination of Hanmi Bank on February 20, 2001, as of December 31, 2000 and based on the exit interview concluded made no substantial findings.

    Hanmi Bank's Chief Credit Administration Officer reports quarterly to Hanmi Bank's board of directors and continuously reviews loan quality and loan classifications. Such reviews assist the Board in establishing the level of allowance for loan and lease losses. Hanmi Bank's board of directors reviews the adequacy of the allowance on a quarterly basis.

EMPLOYEES

    As of December 31, 2000, the Company has 285 full-time equivalent employees. Hanmi Bank's employees are not represented by a union or covered by a collective bargaining agreement. Hanmi Bank has entered into a written employment agreement with Chung Hoon Youk, its President and Chief Executive Officer. Hanmi Bank does not have any other written contract with its other employees.

INSURANCE

    Hanmi Bank maintains financial institution bond and commercial insurance at levels deemed adequate by the management to protect Hanmi Bank from certain damage.

COMPETITION

    The banking and financial services industry in California generally, and in Hanmi Bank's market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. Hanmi Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than Hanmi Bank.

    Among the advantages which the major banks have over Hanmi Bank is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in Hanmi Bank's service areas offer specific services (for instance, trust and international banking services) which are not offered directly by Hanmi Bank. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than Hanmi Bank has.

    Banks generally, and Hanmi Bank in particular, face increasing competition for loans and deposits from non-bank financial intermediaries including credit unions, savings and loan associations, brokerage firms, thrift and loan companies, mortgage companies, insurance companies, and other financial and non-financial institutions. In addition, there is increased competition among banks, savings and loan institutions, and credit unions for the deposit and loan business of individuals.

    The recent trend has been for other institutions, including brokerage firms, credit card companies and retail establishments to offer banking services to consumers, including money market funds with check access and cash advances on credit card accounts. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities compete with banks in the acquisition of deposits. While the direction of recent legislation and economic developments seems to favor increased competition between different types of financial institutions for both deposits and loans, resulting in increased cost of funds to banks, it is not possible to predict the full impact these developments will have on commercial banking or Hanmi Bank.

    In order to compete with other financial institutions in its service area, Hanmi Bank relies principally upon local promotional activity including:

    - direct mail;

    - advertising in the local media;

    - personal contacts by its directors, officers, employees and stockholders; and

    - specialized services.

    Hanmi Bank's promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community. For customers whose loan demands exceed Hanmi Bank's lending limits, the bank attempts to arrange for the loan on the participation basis with other financial institutions.

SUPERVISION AND REGULATION

GENERAL

    Both federal and state laws extensively regulate bank holding companies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of Hanmi Financial. Set forth below is a summary description of the material laws and regulations which relate to the operations of Hanmi Financial and Hanmi Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

    On November 12, 1999, the Gramm-Leach Bliley Act was enacted, which fundamentally restructures financial services industry in the United States. Among other things, the Gramm-Leach Bliley Act permits affiliations among banks, securities firms and insurance companies, authorizes an unprecedented range of financial services to be conducted within a "financial holding company" structure, and establishes "functional regulation" as the framework for examination, supervision and licensing by state and federal financial services regulators.

HANMI FINANCIAL

    Hanmi Financial is subject to regulation under the Bank Holding Company Act. Hanmi Financial is required to file periodic reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of Hanmi Financial and its subsidiaries, which will include Hanmi Bank.

    The Federal Reserve Board may require that Hanmi Financial terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. The Federal Reserve Board may also require Hanmi Financial to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

    Under the Bank Holding Company Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Federal Reserve Board requires Hanmi Financial to maintain capital at or above stated levels. For more detail, please refer to "Capital Standards."

    Hanmi Financial must obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. The Federal Reserve Board must also give advanced approval for the merger or consolidation of Hanmi Financial and another bank holding company.

    Hanmi Financial is prohibited by the Bank Holding Company Act, except in statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, Hanmi Financial, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    Hanmi Financial has elected to become a financial holding company. Unlike a bank holding company, a financial holding company may engage in a broad range of activities that are deemed by the Federal Reserve Board as "financial in nature or incidental" to financial activities. Moreover, even in the case where an activity cannot meet that test, the Federal Reserve Board may approve the activity if the proposed activity is "complementary" to financial activities and does not pose a risk to the safety and soundness of depository institutions.

    Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

    Hanmi Financial is also be a bank holding company under the California Financial Code. As such, Hanmi Financial and its subsidiary, Hanmi Bank, are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions.

HANMI BANK

    Hanmi Bank, as a California licensed member bank, is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions and the Federal

Reserve Board. To a lesser extent, Hanmi Bank is also subject to regulations promulgated by the Federal Deposit Insurance Corporation. If, as a result of an examination of Hanmi Bank, the Federal Reserve Board or the California Commissioner of Financial Institutions should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Hanmi Bank's operations are unsatisfactory or that Hanmi Bank or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board as well as the California Commissioner of Financial Institutions. These remedies include, among others, the power to terminate Hanmi Bank's deposit insurance, to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, and to remove officers and directors.

    Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Hanmi Bank. State and federal statutes and regulations relate to many aspects of Hanmi Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, Hanmi Bank is required to maintain capital at or above stated levels. For more detail, please refer to "Capital Standards."

DIVIDENDS AND OTHER TRANSFERS OF FUNDS

    Dividends from Hanmi Bank constitute the principal source of income to Hanmi Financial. Hanmi Financial is a legal entity separate and distinct from Hanmi Bank. Hanmi Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends and is subject to restrictions on the payment of dividends to Hanmi Financial. In addition, the California Commissioner of Financial Institutions and the Federal Reserve Board have the authority to prohibit Hanmi Bank from paying dividends, depending upon Hanmi Bank's financial condition, if the payment is deemed to constitute an unsafe or unsound practice.

    The Federal Reserve Board and the California Commissioner of Financial Institutions also have authority to prohibit Hanmi Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of Hanmi Bank and other factors, that the Federal Reserve Board and the California Commissioner of Financial Institutions could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice. Further, the Federal Deposit Insurance Corporation and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Hanmi Bank or Hanmi Financial may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with limited exceptions, making capital distributions if after the transaction the institution would be undercapitalized. For more detail, please refer to "Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "Capital Standards" for a discussion of these additional restrictions on capital distributions.

    Hanmi Bank is subject to restrictions imposed by federal law on, among other things, any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Hanmi Financial or other affiliates, the purchase of, or investments in, stock or other securities of Hanmi Financial, the taking of such securities as collateral for loans, and the purchase of assets of Hanmi Financial or other affiliates. Such restrictions prevent Hanmi Financial and Hanmi Bank's other affiliates from borrowing from Hanmi Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Hanmi Bank to or in Hanmi Financial or to or in any other affiliate are limited, individually, to 10.0% of Hanmi Bank's capital and surplus, and such secured loans and investments are limited, in the aggregate, to 20.0% of Hanmi Bank's capital and surplus. California law may also impose restrictions with respect to transactions involving Hanmi Financial and other controlling persons of Hanmi Bank. The Gramm-Leach Bliley Act's provisions slightly modify these rules to the extent that Hanmi Bank elects to form "financial subsidiaries" that may engage in any new financial activities authorized by the Gramm-Leach Bliley Act. Additional restrictions on transactions with affiliates may be imposed on Hanmi Bank under the prompt corrective action provisions of federal law. For more detail, please refer to "Prompt Corrective Action and Other Enforcement Mechanisms."

CAPITAL STANDARDS

    The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

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

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

    Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including, but not limited to, those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency, including the Federal Reserve Board, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On
December 31, 2000, Hanmi Bank was deemed "well capitalized" for regulatory purposes.

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

SAFETY AND SOUNDNESS STANDARDS

    The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to the following:

    - internal controls, information systems and internal audit systems,

    - loan documentation,

    - credit underwriting,

    - asset growth,

    - earnings, and

    - compensation, fees and benefits.

    In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should do the following:

    - conduct periodic asset quality reviews to identify problem assets,

    - estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses,

    - compare problem asset totals to capital,

    - take appropriate corrective action to resolve problem assets,

    - consider the size and potential risks of material asset concentrations, and

    - provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

    These new guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

PREMIUMS FOR DEPOSIT INSURANCE

    Hanmi Bank's deposit accounts are insured up to the maximum permitted by law by the Federal Deposit Insurance Corporation's Bank Insurance Fund. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the Federal Deposit Insurance Corporation or the institution's primary regulator.

    The Federal Deposit Insurance Corporation charges an annual assessment for the insurance of deposits, which as of December 31, 2000, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, on January 1, 1997, banks began paying, in addition to their normal deposit insurance premium as a member of the Bank Insurance Fund, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund, by contrast, paid, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction

Act, the Federal Deposit Insurance Corporation is not permitted to establish Savings Association Insurance Fund assessment rates that are lower than comparable Bank Insurance Fund assessment rates. As of January 1, 2000, the rate paid to retire the Financing Corporation bonds for the members of the Bank Insurance Fund and the Savings Association Insurance Fund is the same at 2.12 basis points in addition to the normal deposit insurance premium.

INTERSTATE BANKING AND BRANCHING

    The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Banks have the ability, subject to certain restrictions, to acquire branches by acquisition or merger outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

    Hanmi Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods.

    A bank's compliance with its Community Reinvestment Act obligations is based on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and those records may be the basis for denying the application. Based on examinations conducted October 4, 1999, Hanmi Bank was rated satisfactory in complying with the Community Reinvestment Act obligations. A bank also may be subject to substantial penalties and corrective measures for violating fair lending laws. The federal banking agencies may take compliance with those laws and Community Reinvestment Act obligations into account when regulating and supervising other activities. The Gramm-Leach Bliley Act requires that Hanmi Financial may not engage in new financial activities or acquire a company that engages in newly permitted activities, unless at the time the new activity is commenced or the company is acquired, as the case may be, all insured institutions controlled by Hanmi Financial are rated satisfactory with their respective Community Reinvestment Act obligations.

FINANCIAL MODERNIZATION ACT

    The Gramm-Leach Bliley Act eliminates many of the barriers that have separated the insurance, securities, and banking industries since the Great Depression. As a result, these three industries may more freely compete with each other. The extent to which the changes made by the Gramm-Leach Bliley Act to the structure and operation of the financial market place are unknown and it is unclear how Hanmi Financial or Hanmi Bank will be affected. Additionally, other legislation which could affect Hanmi Bank and the financial services industry in general may be proposed in the future. Such proposals, if enacted, may further alter the structure, regulation, and the competitive relationship among financial institutions and financial intermediaries, and may subject Hanmi Bank to increased regulation, disclosure and reporting requirements. Moreover, the various banking regulatory agencies may propose rules and regulations to implement and enforce current and future legislation. It cannot be predicted whether, or in what form, any such legislation or regulations will be enacted or the extent to which Hanmi Financial or Hanmi Bank would be affected.

EXECUTIVE OFFICERS OF HANMI FINANCIAL

    The following table sets forth certain information as to each of the persons who are currently executive officers of Hanmi Financial. Each of the persons set forth below was elected by the Board in 2000.

                                                                       BUSINESS EXPERIENCE
NAME                                          AGE                    DURING PAST FIVE YEARS
----                                        --------                 ----------------------
Chung Hoon Youk...........................     52      President and Chief Executive Officer(1)

Jung Chan Chang...........................     60      Senior Vice President and Chief Retail Lending
                                                       Officer(2)

Yong Ku Choe..............................     57      Senior Vice President and Chief Financial Officer

Wun Hwa Choi..............................     41      Senior Vice President and Chief Lending Officer(3)

David Kim.................................     35      Senior Vice President and Chief Credit
                                                       Administration Officer(4)

------------------------

(1) From October 1993 to May 1999, Mr. Youk held the position of Senior Vice President and Chief Credit Officer for Hanmi Bank. In June 1999, he became the President and Chief Executive Officer of Hanmi Bank.

(2) Mr. Chang became a Senior Vice President and the Chief Retail Lending Officer in October 1998. Prior to his current position Mr. Chang held various management positions with Hanmi Bank since June 1985.

(3) Mr. Choi became Chief Commercial Lending Officer in 1999. Mr. Choi became a Vice President and the Senior Operations Manger in November 1998. Since 1993 he had held various management positions with Hanmi Bank.

(4) Mr. Kim became a Vice President and the Senior Credit Administrative Officer in November 1998. Since 1995 he has held various management positions with, and is the General Legal Counsel for Hanmi Bank.

ITEM 2. PROPERTIES

    Hanmi Financial's principal office is located at 3660 Wilshire Boulevard, Suite PH-A, Los Angeles, California. The office is leased pursuant to a 5-year term lease, which expires on November 30, 2003.

    The following table sets forth information about Hanmi Bank's banking offices:

LOCATION                                                     TYPE OF OFFICE          OWNED/LEASED
--------                                                     --------------          ------------
3737 W. Olympic Boulevard, Los Angeles.....................  Branch(3)               Owned
2610 W. Olympic Boulevard, Los Angeles.....................  Branch                  Leased
950 South Los Angeles Street, Los Angeles..................  Branch                  Leased
9820 Garden Grove Boulevard, Garden Grove..................  Branch                  Owned
120 South Western Avenue, Los Angeles......................  Branch                  Leased
3660 Wilshire Boulevard, Suite 103, Los Angeles............  Main Branch(4)          Leased
3109 W. Olympic Boulevard, Los Angeles.....................  Branch                  Leased
18720 East Colima Road, Rowland Heights....................  Branch                  Leased
11754 East Artesia Boulevard, Artesia......................  Branch                  Leased
4637 Convoy Street, San Diego..............................  Branch                  Leased
3660 Wilshire Boulevard, Suite PH-A, Los Angeles...........  Administrative(1)(2)(5) Leased
2001 W. Redondo Beach Boulevard, Gardena...................  Branch                  Leased

------------------------

(1) Deposits are not accepted at this facility

(2) Corporate Headquarters and SBA lending offices

(3) Auto Loan Center is located at this facility

(4) Trade Finance Dept. is located at this facility

(5) Residential Mortgage Center is located at this facility

    Hanmi Financial and Hanmi Bank consider its present facilities to be sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS

    Neither the Hanmi Financial nor Hanmi Bank is involved in any material legal proceedings. Hanmi Bank, from time to time, is party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of Hanmi Bank. In the opinion of management, the resolution of any such issues would not have a material adverse impact on the financial position, results of operations, or liquidity of Hanmi Financial or Hanmi Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 2000, no matters were submitted to stockholders for a vote.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

MARKET PRICE FOR COMMON STOCK

    Hanmi Financial was organized in March 2000. From March 2000 until the reorganization (June 15, 2000) of Hanmi Bank resulting in Hanmi Bank becoming a wholly-owned subsidiary of Hanmi Financial (the "Reorganization") no trading market existed for the Hanmi Financial Common Stock. Prior to the Reorganization the common stock of Hanmi Bank was not listed on any national stock exchange or with Nasdaq. Immediately following the Reorganization the common stock of Hanmi Financial was not listed on any national stock exchange or Nasdaq.

    On January 29, 2001 the Common Stock of Hanmi Financial was accepted for listing on the Nasdaq Stock Market.

    The following table sets forth the high and low trading prices of Hanmi Bank's common stock prior to the Reorganization for the quarters indicated based on transactions of which management is aware. These quotes do not necessarily include retail markups, markdowns, or commissions and do not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below:

                                             HIGH       LOW      DIVIDENDS*
                                             ----       ---      ----------
1999
  First Quarter..........................   $12.99     $10.75    11% stock dividend
  Second Quarter.........................   $14.41     $12.16
  Third Quarter..........................   $15.54     $13.74
  Fourth Quarter.........................   $14.20     $10.92

2000
  First Quarter..........................   $13.00     $11.00    11% stock dividend
  Second Quarter (as of June 14, 2000)...   $13.39     $10.71

------------------------

*   Stock Dividends paid by Hanmi Bank prior to the Reorganization

    The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial's common stock since the Reorganization
(June 15, 2000) on transactions of which management is aware. These quotes do not necessarily include retail markups, markdowns, or commissions and do not necessarily represent actual transactions:

                                                                HIGH       LOW
                                                              --------   --------
2000
  Second Quarter (from June 15, 2000).......................   $12.39     $12.16
  Third Quarter.............................................   $14.25     $13.50
  Fourth Quarter............................................   $16.50     $14.00

    Hanmi Financial has approximately 1,170 stockholders of record.

DIVIDENDS

    Since the date of its incorporation, Hanmi Financial has paid no cash dividends. The amount and timing of future dividends will be determined by its board of directors and will substantially depend upon the earnings and financial condition of Hanmi Financial. The ability of Hanmi Financial to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by Hanmi Bank.

    The power of the board of directors of a state chartered bank, such as Hanmi Bank, to declare a cash dividend is limited by statutory and regulatory restrictions which restrict the amount available for cash dividends depending upon the earnings, financial condition and cash needs of Hanmi Bank, as well as general business conditions. To the extent Hanmi Financial receives cash dividends from Hanmi Bank, it presently intends to retain these funds for future growth and expansion.

    On March 1, 2001, Hanmi Financial declared a 12% stock dividend on its common stock payable to stockholders of record on March 14, 2001.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents selected historical financial information, including per share information as adjusted for the stock dividends declared by the Company. This selected historical financial data should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this statement and the information contained in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION". The selected historical financial data as of and for each of the years in the five years ended December 31, 2000 are derived from the Company's audited financial statements. In the opinion of management of the Company, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

                          SUMMARY FINANCIAL STATEMENTS
                   FOR THE YEAR ENDED AND AS OF DECEMBER 31,
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                           2000         1999         1998         1997         1996
                                                        ----------   ----------   ----------   ----------   ----------
SUMMARY STATEMENT OF OPERATIONS DATA:
  Interest income.....................................  $   72,515   $   52,619   $   42,728   $   37,781   $   33,193
  Interest expense....................................      30,891       18,847       15,730       12,876       11,312
                                                        ----------   ----------   ----------   ----------   ----------
  Net interest income before provision for possible
    loan losses.......................................      41,624       33,772       26,998       24,905       21,881
  Provision for possible loan losses..................       2,250        1,000        3,050        2,650        1,850
  Non-interest income.................................      14,710       12,522       10,305        8,945        7,902
  Non-interest expense................................      27,774       24,606       19,782       18,566       17,409
                                                        ----------   ----------   ----------   ----------   ----------
  Income before income taxes..........................      26,310       20,688       14,471       12,634       10,524
  Income tax expense..................................      10,787        8,682        5,207        4,473        3,815
                                                        ----------   ----------   ----------   ----------   ----------
  Net income..........................................      15,523       12,006        9,264        8,161        6,709
                                                        ==========   ==========   ==========   ==========   ==========

                                                           2000         1999         1998         1997         1996
                                                        ----------   ----------   ----------   ----------   ----------
SUMMARY STATEMENT OF FINANCIAL CONDITION:
  Cash and due from Banks.............................      68,499       53,476       43,729       37,810       38,693
  Net loans...........................................     620,522      474,650      331,286      288,970      243,676
  Investment securities...............................     205,994      171,238      218,978      146,376      110,366
  Short-term commercial paper.........................      54,908
  Federal funds sold and securities purchased under
    Agreements to resell..............................      52,700       10,000       27,000        8,000       44,000
  Other real estate owned.............................                                   671                     1,090
  Total assets........................................   1,034,610      740,259      650,765      500,074      454,373
  Total deposits......................................     934,581      655,730      586,284      446,545      410,170
  Total liabilities...................................     948,214      672,429      591,790      451,738      414,359
  Total stockholders' equity..........................      86,396       67,831       58,975       48,336       40,014
  Average interest-earning assets.....................     788,516      614,028      488,266      421,698      379,711
  Average total assets................................     873,044      690,797      548,198      470,421      414,972
  Average interest-earning liabilities................     569,544      424,722      331,475      281,376      249,655

PER SHARE DATA:
  Net income per share--Basic.........................  $     2.09   $     1.62   $     1.31   $     1.18   $     1.11
  Net income per share--Diluted.......................  $     2.08   $     1.62   $     1.31   $     1.15   $     1.11
  Book value per share................................  $    11.62   $    10.15   $     9.84   $     9.11   $     8.40
  Cash dividends......................................        0.00         0.00         0.00         0.00         0.00
  Common shares outstanding...........................   7,434,457    6,679,670    5,996,054    5,307,638    4,761,405

                                                           2000         1999         1998         1997         1996
                                                        ----------   ----------   ----------   ----------   ----------
SELECTED PERFORMANCE RATIOS:
  Return on average equity(1).........................      19.81%       18.50%       16.71%       18.38%       18.39%
  Return on average assets(2).........................       1.78%        1.74%        1.69%        1.73%        1.62%
  Net interest spread(3)..............................       3.77%        4.13%        4.01%        4.38%        4.26%
  Net interest margin(4)..............................       5.28%        5.50%        5.53%        5.91%        5.82%
  Average shareholders' equity to average total
    assets............................................       8.98%        9.39%       10.11%        9.44%        8.79%

                                                           2000         1999         1998         1997         1996
                                                        ----------   ----------   ----------   ----------   ----------
SELECTED CAPITAL RATIO:
  Tier 1 Capital to average total assets
                                       Hanmi Financial       8.46%
                                            Hanmi Bank       8.39%        9.20%        8.66%        9.85%        8.81%
  Tier 1 Capital to total risk-weighted assets
                                       Hanmi Financial      11.11%
                                            Hanmi Bank      11.02%       12.63%       11.61%       12.29%       13.23%
  Total Capital to total risk-weighted assets
                                       Hanmi Financial      12.37%
                                            Hanmi Bank      12.27%       13.88%       12.86%       13.55%       13.22%

SELECTED ASSET QUALITY RATIOS:
  Nonperforming loans to total gross loans(5).........       0.40%        0.62%        0.97%        1.15%        1.64%
  Nonperforming assets to total gross loans (6).......       0.40%        0.62%        1.16%        1.15%        2.07%
  Net charge-offs (recoveries) to average total
    loans.............................................       0.16%        0.19%        1.06%        0.76%        0.51%
  Allowance for loan losses to total gross loans......       1.89%        2.19%        3.05%        3.14%        3.49%
  Efficiency ratio(7).................................      49.31%       53.15%       53.03%       54.85%       58.45%

------------------------------

(1) Net income divided by average shareholders' equity.

(2) Net income divided by average total assets.

(3) Represents the average rate earned on interest-bearing assets less the average rate paid to interest-bearing liabilities.

(4) Represents net interest income as percentage of average interest-earning assets.

(5) Nonperforming loans consist of nonaccrual loans, loan past due 90 days or more and restructured loans.

(6) Nonperforming assets consist of nonperforming loans (see footnote
    (5) above) and other real estate owned.

(7) Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income excluding securities gains and losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This discussion presents management's analysis of the results of operations and financial condition of the Company as of and for the years ended
December 31, 2000, 1999 and 1998. The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto presented elsewhere in this statement.

    This discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors discussed elsewhere in this statement.

OVERVIEW

    Over the last three years, the Company has experienced significant growth in assets and deposits and a substantial increase in profitability. Total assets increased to $1,034.6 million at December 31, 2000 from $740.3 million and $650.8 million at December 31, 1999, and 1998, respectively. Total gross loans increased to $634.1 million at December 31, 2000 from $486.8 million and $342.9 million at December 31, 1999 and 1998, respectively. Total deposits increased to $934.6 million as of December 31, 2000 from $655.7 million and $586.3 million at December 31, 1999 and 1998, respectively.

    The Company's growth has been generated through internal operations and expansion into new markets previously not serviced by the Company. In 2000, the Company opened two new branches in Gardena and San Diego, California. These new branches expanded the Company's branch network, broadened loan production and brought the Company to the over $1 billion in total assets as of December 31, 2000.

    For the year ended December 31, 2000, net income was $15.5 million, representing an increase of $3.5 million or 29.2% from $12 million for the year ended December 31, 1999. This translates to basic earnings per share of $2.09 and $1.62 for the year ended December 31, 2000 and 1999, respectively. The increase in earnings was achieved through the increase in interest income and the fee income generated. The significant increases in earnings during 2000 were due to the expansion of the Company's lending activity in both the conventional and SBA areas, and the gain recognized from the sale of one of branch premise. For the year ended December 31, 1999, net income was $12 million as compared to $9.3 million for 1998. This represents an increase in net profit of $2.7 million, or 29.03%.

    One of the Company's primary sources of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. The Company's net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Another significant source of income is the gain on the sale of SBA loans. The Company is a major SBA lender and actively markets the guaranteed portion of the loans it generates to the secondary market. The Company also generates substantial non-interest income, including transaction and loan origination fees. The Company's non-interest expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses and other operating expenses.

    The Company's results of operations are significantly affected by its provision for loan losses. Results of operations may also be affected by other factors, including general economic and competitive conditions, mergers and acquisitions of other financial institutions within the Company's market area, changes in interest rates, government policies and actions of regulatory agencies.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

    The Company's earnings depend largely upon the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on deposits. The difference is "net interest income." The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Bank.

    For the year ended December 31, 2000 and 1999, the Company's net interest income was $41.6 million and $33.8 million, respectively. The net interest rate spread and net interest margin for the year ended December 31, 2000 were 3.77% and 5.28%, respectively, compared to 4.13% and 5.50%, respectively, for the year ended December 31, 1999. The net interest margin for the year ended
December 31, 2000 was lower than the net interest margin for the comparable 1999 period due to increase in interest rate paid to the deposits. The yield on interest earning asset has been increased 63 basis points, but, at the same time, the interest paid to interest-bearing liability rose to 5.42% from 4.44%, or 98 basis points, which resulted in decrease of both interest spread and interest margin.

    Average interest earning assets increased to $788.5 million in 2000 from $614.0 million in 1999, which represents 28.4% increase. Average net loans increased to $555.0 million in 2000 from $396.6 million in 1999. As a result, total loan interest income grew by 44.9% in 2000 on an annual basis, helped by a slight increase in average yields on net loans from 10.01% in 1999 to 10.36% in 2000. The average interest rate charged on loans increased reflecting the interest hike by Federal Reserve Bank during the first two quarters in 2000 and the last two quarters in year 1999.

    Average interest-bearing liabilities grew by 34.1% in 2000 to $569.5 million as compared to $424.7 million in 1999. The average interest rate the Company paid for interest-bearing liabilities went up by 98 basis points in 2000 even though average annual prime rate increased only by 31 basis points, and caused by severe competition among the peer group banks in the same community. As a result, the net interest rate spread and net interest margin dropped to 3.77% and 5.28% respectively in 2000, from 4.13% and 5.50%, respectively in 1999.

    The following tables show the Company's average balances of assets, liabilities and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

                                          FOR THE YEARS ENDED DECEMBER 31,
                               ------------------------------------------------------
                                             2000                        1999
                               --------------------------------   -------------------
                                          INTEREST                           INTEREST
                               AVERAGE    INCOME/     AVERAGE     AVERAGE    INCOME/
                               BALANCE    EXPENSE    RATE/YIELD   BALANCE    EXPENSE
                               --------   --------   ----------   --------   --------
                                               (DOLLARS IN THOUSANDS)
ASSETS:
Earning assets:
  Net loans(1)...............  $555,045   $ 57,516     10.36%     $396,607   $39,684
  Municipal securities(2)....    17,840      1,031      5.78%       12,815       774
  Obligations of other
    U.S. govt................    94,804      6,248      6.59%      103,439     6,314
  Other debt securities......    66,686      4,122      6.18%       74,293     4,472
  Federal funds sold.........    49,462      3,261      6.59%       25,953     1,329
  Commercial paper...........     4,680        337      7.20%
  Interest-earning
    deposits.................                                          921        46
                               --------   --------     -----      --------   -------
Total interest earning
  assets:....................   788,517     72,515      9.20%      614,028    52,619
                               --------   --------     -----      --------   -------

Non-interest earning Assets:
  Cash and due from banks....    53,930                             50,803
  Premises and equipment,
    net......................     8,867                              9,103
  Other real estate owned....       170                                303
  Accrued interest
    Receivable...............   255,137                              4,658
  Customer liability.........     2,124
  Other assets...............    13,880                             11,902
                               --------                           --------
Total non-interest earning
  assets.....................    84,527                             76,769
                               --------                           --------
Total assets.................  $873,044                           $690,797
                               ========                           ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Interest-bearing liabilities
  Deposits:
    Money market.............  $ 98,114   $  3,632      3.70%     $ 94,506   $ 3,108
    Savings..................    57,844      2,322      4.01%       54,655     2,035
    Time certificates of
      deposits $100,000 or
      more...................   167,858     10,114      6.03%      105,326     6,091
    Other time deposits......   242,791     14,613      6.02%      163,058     7,243
    Other borrowing..........     2,937        210      7.15%        7,177       370
                               --------   --------     -----      --------   -------
    Total interest-bearing
      liabilities............   569,544     30,891      5.42%      424,722    18,847
                               --------   --------     -----      --------   -------
Non-interest-bearing
  liabilities
  Demand deposits............   213,606                            194,907
  Other liabilities..........    11,531                              6,272
                               --------                           --------
    Total
      non-interest-bearing
      liabilities............   225,137                            201,179
Stockholders' equity.........    78,363                             64,896
                               --------                           --------
Total liabilities and
  Shareholders' equity.......  $873,044                           $690,797
                               ========                           ========
Net interest income..........             $ 41,624                           $33,772
                                          ========                           =======
Net interest spread(3).......                           3.77%
Net interest margin(4).......                           5.28%

                                     FOR THE YEARS ENDED DECEMBER 31,
                               ---------------------------------------------
                                  1999                    1999
                               ----------   --------------------------------
                                                       INTEREST
                                AVERAGE     AVERAGE    INCOME/     AVERAGE
                               RATE/YIELD   BALANCE    EXPENSE    RATE/YIELD
                               ----------   --------   --------   ----------
                                          (DOLLARS IN THOUSANDS)
ASSETS:
Earning assets:
  Net loans(1)...............    10.01%     $291,841   $ 30,821     10.56%
  Municipal securities(2)....     6.04%        7,401        466      6.30%
  Obligations of other
    U.S. govt................     6.10%       85,244      5,300      6.22%
  Other debt securities......     6.02%       66,702      4,146      6.22%
  Federal funds sold.........     5.12%       35,452      1,909      5.38%
  Commercial paper...........
  Interest-earning
    deposits.................     4.99%        1,626         86      5.29%
                                 -----      --------   --------     -----
Total interest earning
  assets:....................     8.57%      488,266     42,728      8.75%
                                 -----      --------   --------     -----
Non-interest earning Assets:
  Cash and due from banks....                 37,504
  Premises and equipment,
    net......................                  6,191
  Other real estate owned....                    687
  Accrued interest
    Receivable...............                  4,030
  Customer liability.........
  Other assets...............                 11,520
                                            --------
Total non-interest earning
  assets.....................                 59,932
                                            --------
Total assets.................               $548,198
                                            ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Interest-bearing liabilities
  Deposits:
    Money market.............     3.29%     $ 76,155   $  2,506      3.29%
    Savings..................     3.72%       40,258      1,652      4.10%
    Time certificates of
      deposits $100,000 or
      more...................     5.78%       92,784      5,074      5.47%
    Other time deposits......     4.44%      121,469      6,466      5.32%
    Other borrowing..........     5.16%          809         32      3.96%
                                 -----      --------   --------     -----
    Total interest-bearing
      liabilities............     4.44%      331,475     15,730      4.75%
                                 -----      --------   --------     -----
Non-interest-bearing
  liabilities
  Demand deposits............                154,869
  Other liabilities..........                  6,410
                                            --------
    Total
      non-interest-bearing
      liabilities............                161,279
Stockholders' equity.........                 55,444
                                            --------
Total liabilities and
  Shareholders' equity.......               $548,198
                                            ========
Net interest income..........                          $ 26,998
                                                       ========
Net interest spread(3).......     4.13%                              4.01%
Net interest margin(4).......     5.50%                              5.53%

------------------------------

(1) Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.6, $1.7 and $1.3 million for the year ended December 31, 2000, 1999 and 1998, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2) Yields on tax-exempt income have not been computed on a tax equivalent basis.

(3) Represents the average rate earned on interest-bearing assets less the average rate paid to interest-bearing liabilities

(4) Represents net interest income as percentage of average interest-earning assets.

    The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates
(rate). The variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each

                                                      FOR THE YEAR ENDED,              FOR THE YEAR ENDED,
                                                         2000 VS. 1999                    1999 VS. 1998
                                                 ------------------------------   ------------------------------
                                                      INCREASE (DECREASE)              INCREASE (DECREASE)
                                                        DUE TO CHANGE IN                 DUE TO CHANGE IN
                                                 ------------------------------   ------------------------------
                                                  VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                                 --------   --------   --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
EARNING ASSETS--INTEREST INCOME:
  Loans, net(1)................................  $15,853    $ 1,979    $17,832    $11,064    $(2,201)    $8,863
  Municipal securities(2)......................      206         51        257        341        (33)       308
  Obligations of other U.S. governmental
    agencies...................................     (455)       388        (67)     1,131       (117)     1,014
  Other debt securities........................     (458)       109       (349)       472       (146)       326
  Federal funds sold...........................    1,203        730      1,933       (511)       (70)      (581)
  Commercial paper.............................      337         --        337
                                                 -------    -------    -------    -------    -------     ------
  Interest-earning deposits....................      (47)        --        (47)       (37)        (2)       (39)
                                                 =======    =======    =======    =======    =======     ======
    Total......................................  $16,639    $ 3,257    $19,896    $12,460    $(2,569)    $9,891

DEPOSITS AND BORROWED FUNDS:
Interest expense:
  Money market deposits........................  $   119    $   406    $   525    $   604    $    (2)    $  602
  Savings deposits.............................      119        168        287        591       (208)       383
  Time certificates of deposit $100,000 more...    3,616        408      4,024        686        331      1,017
  Other time deposits..........................    3,542      3,827      7,369      2,214     (1,437)       777
  Other borrowing..............................     (219)        58       (161)       252         86        338
                                                 -------    -------    -------    -------    -------     ------
    Total......................................  $ 7,177    $ 4,867    $12,044    $ 4,347    $(1,230)    $3,117
                                                 -------    -------    -------    -------    -------     ------

Change in net interest income..................  $ 9,462    $(1,610)   $ 7,852    $ 8,113    $(1,339)    $6,774
                                                 =======    =======    =======    =======    =======     ======

------------------------

(1) Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.6, $1.7 and $1.3 million for the year ended December 31, 2000, 1999 and 1998, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2) Yields on tax-exempt income have not been computed on a tax equivalent basis.

PROVISION FOR LOAN LOSSES

    For the year ended December 31, 2000, the provision for loan losses was $2.25 million, compared to $1.0 million for the year ended December 31, 1999, an increase of 125%. This increase was attributable to the Company's increased volume of loans, especially in commercial and industrial loans; increase of $112.1 million or 40.2%, which has higher loan loss risk associated than other loans. When the General Valuation Allowance ("GVA") was estimated, both U.S. economic in general and the outlooks on the community economy where the Company is located, were taken into consideration. (Further analysis on GVA is disclosed in Allowance for Loan Losses section in this statement.)

    Provisions to the allowance for loan losses are made quarterly, in anticipation of future probable loan losses. The quarterly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. The reserve is determined by assigning specific reserves for all classified loans. All loans that are not classified are then given certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined by the Company's prior experience.

                                                   BALANCE AT THE END OF PERIOD OF
                                   ---------------------------------------------------------------
                                          2000                  1999                  1998
                                   -------------------   -------------------   -------------------
                                               TOTAL                 TOTAL                 TOTAL
                                   RESERVE     GROSS     RESERVE     GROSS     RESERVE     GROSS
APPLICABLE TO:                      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
--------------                     --------   --------   --------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Real Estate:
  Construction...................  $   274    $  8,543   $    28    $  3,512   $    30    $  2,304
  Commercial property............      959     147,810     1,422     125,842     1,519      85,126
  Residential property...........               48,192                39,787                22,112
  Commercial and Industrial......    6,415     391,093     5,492     278,958     5,279     200,161
  Consumer.......................      503      38,486       395      38,682       278      33,200
  General Valuation Allowance....    3,587                 3,287                 3,317
                                   -------               -------               -------
    TOTAL RESERVE................   11,976     634,123    10,624     486,781    10,423     342,903

                                        BALANCE AT THE END OF PERIOD OF
                                   -----------------------------------------
                                          1997                  1996
                                   -------------------   -------------------
                                               TOTAL                 TOTAL
                                   RESERVE     GROSS     RESERVE     GROSS
APPLICABLE TO:                      AMOUNT     LOANS      AMOUNT     LOANS
--------------                     --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS)
Real Estate:
  Construction...................   $    2    $     --    $   80    $  3,869
  Commercial property............    2,179      62,680     1,821      54,135
  Residential property...........
  Commercial and Industrial......    4,668     202,723     3,845     162,222
  Consumer.......................      373      33,557       570      33,604
  General Valuation Allowance....    2,125                 2,500
                                    ------                ------
    TOTAL RESERVE................    9,347     298,960     8,816     253,830

    The allowance is based on estimates and ultimate future losses may vary from current estimates. Management anticipates the continued stabilization of the economy in segments of the Company's market area. However, underlying trends in the economic cycle, particularly in Southern California, which management cannot completely predict will influence credit quality. It is always possible that future economic or other factors may adversely affect Hanmi Bank's borrowers. As a result, the Company may sustain loan losses, in any particular period, that are sizable in relation to the allowance, or exceed the allowance. In addition, the Company's asset quality may deteriorate through a number of possible factors, including:

    - rapid growth;

    - failure to enforce underwriting standards;

    - failure to maintain appropriate underwriting standards;

    - failure to maintain an adequate number of qualified loan personnel; and

    - failure to identify and monitor potential problem loans.

    Based on these and other factors, loan losses may be substantial in relation to the allowance or exceed the allowance.

NON-INTEREST INCOME

    The following table sets forth the various components of the Company's non-interest income for the years indicated:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Service charges on deposit accounts..............  $ 8,957    $ 8,374    $ 6,066
Gain on sale of loans............................    1,233        895      1,322
Gain on sale of fixed assets.....................    1,112          7
Loans servicing income...........................    1,276      1,094      1,008
Other service charges and fees...................    1,750      1,642      1,508
Other income.....................................      383        517        394
                                                   -------    -------    -------
    Total........................................  $14,711    $12,522    $10,305
                                                   =======    =======    =======

    As a result of the Company's effort to diversify its sources of income, non-interest income has increased in the past several years and has become a very significant part of the Company's revenue.

For the year ended December 31, 2000, non-interest income was $14.7 million, an increase of $2.2 million or 17.6% increase from $12.5 million for the year ended December 31, 1999.

    The Company earns non-interest income from four major areas: service charges on deposit accounts, gain on the sale of SBA loans, loan servicing income and charges and fees generated from international trading finance.

    Service charge income on deposit accounts increased with the growing deposit volume and number of accounts. The Company constantly reviews service charges to maximize service charge income while still maintaining a competitive edge. The service charges on deposit account increased by $583,000 or 6.96%, and $2.3 million or 38.05% for 2000 from 1999 and 1999 from 1998, respectively. The slight increase was mainly due to the expansion of branch network, which was mitigated with proportional decrease in demand deposit due to increase in interest bearing deposits during 2000 triggered by increase in interest rate.

    Gain on the sale of SBA guaranteed loans was approximately $1.23 million in 2000 compared to $895,000 and $1.32 millions in 1999 and 1998, respectively, representing increase of 37.7% and decrease of 32.2% for the year ended
December 31, 2000 and 1999, respectively. Increase/decreases in the gain on sale of loans resulted exclusively from the Company's increase/decrease activity on SBA guaranteed loans. The Company sells the guaranteed portion of the SBA loans in government securities secondary markets, while the Company retains servicing rights. During 2000, the secondary market for these loans was more active than in 1999. The Company sold approximately $21.5 million loans recognizing 5.4% premiums over the principle sold.

    The Company sold one of the branch premises due to planned relocation of that branch in year 2001. The building was sold for $4.3 million, recognizing gain of $1.1 million.

    As a part of the Company's continuing effort to expand non-interest income, the Company introduced non-depository products to customer, such as mutual funds and annuities, in December 2000. The Company anticipates generating income from such activity in 2001.

NON-INTEREST EXPENSE

    The following table sets forth the breakdown of non-interest expense for the years indicated:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Salaries and employee benefits...................  $14,248    $12,369    $10,712
Occupancy and equipment..........................    3,249      2,678      2,495
Data processing..................................    2,067      1,978      1,460
Supplies and communications......................    1,351      1,134        825
Professional fees................................      933      1,099        934
Advertising and promotional expenses.............    1,721      1,420      1,011
Loan referral fee................................      507        944        331
Other............................................    3,698      2,984      2,014
                                                   -------    -------    -------
    Total........................................  $27,774    $24,606    $19,782
                                                   =======    =======    =======

    Total non-interest expense increased by $3.17 million or 12.9% in 2000. The increase in 2000 was primarily due to branch extension in 2000. Two new branches were added to the Company's network, which required substantial increases in staff (personnel expense) as well as additional rent for the new locations. The business generated by the new branches created additional personnel expense as the lending staff was augmented to support the larger loan volume.

    Management anticipates that non-interest expense will continue to grow in the coming years as the expansion plan is implemented. However, the Company will make an effort to reduce the growth rate of expenses to the lowest possible level in order to maximize profitability.

PROVISION FOR INCOME TAXES

    For the year ended December 31, 2000, the Company made a provision for income taxes of $10.8 million on net income before tax of $26.3 million, representing an effective tax rate of 41%, compared to a provision of $8.7 million on pretax net income of $20.7 million, representing an effective tax rate of 42%, for 1999. The lower tax rate in 2000 compared to 1999 was primarily due to an investment made in a Low-income Housing project, which the Company made through Bank of America at the end of 1998, and recognized income tax credit of approximately $118,000 for the 2000 tax year. It is the Company's intention that such investment will be made continuously as part of an effort to lower the effective tax rate and to obtain the credit under Community Reinvestment Act.

    As indicated in Note 7 to the Notes to the Financial Statements, income tax expense is the sum of two components, namely, current tax expense and deferred tax benefit. Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pretax income due to the fact that some items of income and expense are recognized in different years for income tax purposes than in the financial statements. These recognition anomalies cause "temporary differences", eventually, all taxes due are paid.

    Most of the Company's temporary differences involve recognizing substantially more expenses in its financial statements than it has been allowed to deduct for taxes, and therefore the Company normally has a net deferred tax asset. At December 31, 2000, 1999 and 1998, the Company had net deferred tax assets of $5.1 million, $5.6 million and $2.4 million, respectively.

FINANCIAL CONDITION

LOAN PORTFOLIO

    Total gross loans increased by $147.3 million or 30% in 2000. Total gross loans comprised 61% of total assets at December 31, 2000 compared with 65.8%, and 52.7% at December 31, 1999, and 1998, respectively.

    The table on the following page sets forth the composition of the Company's loan portfolio by major category. Commercial and industrial loans comprised the largest portion of the total loan portfolio, representing 61.7% of total loans at December 31, 2000, as compared with 57.3%, and 58.4% of total loans at December 31, 1999, and 1998, respectively.

    The loan portfolio also includes the unsold portion of SBA loans, which totaled approximately $12.8 million, $18.5 million, and $2.4 million at December 31, 2000, 1999, and 1998, respectively. SBA loans comprise the major portion of the growth in the commercial and industrial loan portfolio. More than 50% of the Company's commercial loans are supported by real estate collateral to reduce potential loss exposure to the Company in the event of repayment difficulties by the borrower.

    Commercial loans include term loans and revolving lines of credit. Term loans have typical maturity of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. SBA guaranteed loans usually have longer maturity (5 to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location, and their current and target markets. The Company directs its efforts to avoiding concentration in any of the areas mentioned.

    Real estate loans were $204.5 million and $169.1 million at December 31, 2000 and December 31, 1999, respectively, representing 32.3% and 34.8%, respectively, of the total loan portfolio. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties may be either user owned or for investment purposes. The Company adheres to the real estate loan guidelines set forth by the FDIC in 1993. These guidelines include, among other things, fair review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California. After a major real estate recession in the first half of the 1990's, property values have generally tended to increase over the past two years. However, no assurance can be given that this trend will continue.

    The Company does not actively pursue consumer installment loans, which historically have represented less than 10% of the total loan portfolio. The majority of installment loans are centered in automobile loans, which the Company provides as a service to existing clients.

    The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

                                                   AMOUNT OUTSTANDING AS OF DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Real estate
  Construction............................  $  8,543   $  3,512   $  2,304              $  3,869
  Commercial property.....................   147,810    125,842     85,126   $ 62,680     54,135
  Residential Property....................    48,192     39,787     22,112
Commercial and industrial(1)..............   391,093    278,958    200,161    202,723    162,222
Installment Loans.........................    38,486     38,682     33,200     33,557     33,604
  Total gross loans.......................  $634,124   $486,781   $342,903   $298,960   $253,830
                                            ========   ========   ========   ========   ========

------------------------

(1) Loans for sale were included at the lower of cost or market.

    The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

                                                            PERCENTAGE DISTRIBUTION OF LOANS AS OF DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                        2000          1999          1998          1997          1996
                                                      --------      --------      --------      --------      --------
Real estate
  Construction..................................         1.35%         0.72%         0.67%         1.52%
  Commercial property...........................        23.31%        25.85%        24.83%        20.97%        21.33%
  Residential property..........................         7.60%         8.17%         6.45%
Commercial and industrial.......................        61.67%        57.31%        58.37%        67.81%        63.91%
Installment loans...............................         6.07%         7.95%         9.68%        11.22%        13.24%
                                                       ------        ------        ------        ------        ------
  Total gross loans.............................       100.00%       100.00%       100.00%       100.00%       100.00%
                                                       ======        ======        ======        ======        ======

    As of December 31, 2000 and 1999, the Company had commitments to extend credit of $92.5 million and $70.2 million, and obligations under standby letters of credit of approximately $5.5 million and $3.3 million, and obligations under commercial letters of credit of $25.5 million and $19.4 million, and under credit card loans of approximately $2.0 million and $1.6 million, respectively. Based upon the Company's historical experience, the outstanding loan commitments are expected to remain relatively stable throughout the year.

    The table below shows the maturity distribution of the Company's outstanding loans as of December 31, 2000. In addition, the table shows the distribution of such loans as between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes non-accrual loans of $2.16 million at December 31, 2000.

                                                                AFTER ONE BUT
                                                   WITHIN ONE      WITHIN       AFTER FIVE
                                                      YEAR       FIVE YEARS       YEARS       TOTAL
                                                   ----------   -------------   ----------   --------
Real estate
  Construction...................................   $  8,543                                 $  8,543
  Commercial property............................     24,618        26,835       $ 95,841     147,294
  Residential property...........................     18,358         5,785         23,400      47,543
Commercial and industrial........................    252,703         5,358        132,109     390,170
Installment loans................................      7,029        31,385         38,414
                                                    --------       -------       --------    --------
  Total..........................................   $311,251       $69,363       $251,350    $631,964
                                                    ========       =======       ========    ========
Loans with variable interest rates...............    299,432        44,206        128,714     472,352
Loans with predetermined interest rates..........     11,819        25,157        122,636     159,612
                                                    --------       -------       --------    --------
                                                    $311,251       $69,363       $251,350    $631,964
                                                    ========       =======       ========    ========

NON-PERFORMING ASSETS

    Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and Other Real Estate Owned ("OREO"). Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

    Management's classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. These loans may or may not be collateralized, but collection efforts are continuously pursued.

    The Company's non-performing loans were $2.6 million at December 31, 2000, compared to $3.0 million, and $3.3 million at December 31, 1999, and 1998, respectively, representing decrease of 15% in 2000, and 9% in 1999.

    At December 31, 2000, 1999 and 1998, total non-performing assets including OREO were $2.6 million, $3.0 million, and $4.0 million, respectively, which represented a decrease of 15% in year 2000, and 23.9% in year 1999. During these same periods, total loans increased by 30.7% in 2000 from 1999, and 41.9% in 1999 from 1998.

    As a result, the ratio of non-performing assets to total loans and OREO decreased to .4% at December 31, 2000, from .62% at December 31, 1999, and from 1.16% at December 31, 1998. At December 31, 2000, the Company had no OREO.

    The following table provides information with respect to the components of the Company's non-performing assets as of December 31 of the years indicated:

                                                        2000       1999       1998       1997       1996
                                                      --------   --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans:(1)
  Real estate:
    Construction....................................   $          $          $          $          $  511
    Commercial property.............................      516        206        675        892      2,834
    Residential Property............................      649      1,023      1,367        426        505
  Commercial and industrial                               923      1,536        762      1,203         72
  Installment.......................................       71        188        308        103        182
                                                       ------     ------     ------     ------     ------
  Total.............................................    2,159      2,953      3,112      2,624      4,104
                                                       ------     ------     ------     ------     ------
Loans 90 days or more past due and still accruing(as
  to principal or interest):
  Real estate:
    Construction....................................
    Commercial property.............................
    Residential Property............................        3
  Commercial and industrial.........................      391         79                    26         45
  Installment.......................................
                                                       ------     ------     ------     ------     ------
    Total...........................................      394         79                    26         45
                                                       ------     ------     ------     ------     ------
Restructured loans:(2)
  Real estate:
  Consumer and industrial...........................                            200        779
  Installment.......................................
                                                       ------     ------     ------     ------     ------
    Total...........................................                            200        779
                                                       ------     ------     ------     ------     ------
    Total nonperforming loans.......................    2,553      3,032      3,312      3,429      4,149
                                                       ------     ------     ------     ------     ------
Other real estate owned.............................                            670                 1,090
                                                       ------     ------     ------     ------     ------
    Total nonperforming assets......................   $2,553     $3,032     $3,982     $3,429     $5,239
                                                       ======     ======     ======     ======     ======
Nonperforming loans as a percentage of total
  loans.............................................     0.40%      0.62%      0.97%      1.15%      1.64%
Nonperforming assets as a percentage of total loans
  and other real estate owned.......................     0.40%      0.62%      1.16%      1.15%      2.06%

------------------------

(1) During the fiscal year ended December 31, 2000, approximately $37,140 of interest income related to these loans was included in net income.

(2) A "restructured loan" is one the terms of which were renegotiated to provide a reduction on deferral of interest or principal because of a reduction in the financial position of the borrower. Interest income related to these loans, which were included in net interest income for the respected fiscal year, were negligible. Additionally interest income would have been negligible, if those loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended, or if not outstanding, throughout the applicable period then ended, since origination.

ALLOWANCE FOR LOAN LOSSES

    Maintaining an adequate level of allowance for loan losses has been one of the Company management's critical concerns, especially to the extent that the allowance is commensurate with estimated and known, as well as inherent, risks in the portfolio. Although the adequacy of the allowance is reviewed on a quarterly basis, ongoing assessments of the risks inherent in the portfolio are performed on a more frequent basis and future additions may be required depending on the outcome of the continuing evaluation of the risks in the loan portfolio.

    The Company's total allowance for loan losses consists of two components--formula allowance and general valuation allowance. For formula allowance, Bank has been utilizing migration analysis software, Reserve Trac, and the individual loan review analysis methodology.

    The formula allowance is calculated on a quarterly basis using Reserve Trac and uses net losses incurred by the Bank during the preceding five years. Then the model calculates loss factors for every classification category (i.e. pass, special mention, substandard, and doubtful) for each loan type, except consumer loans (auto, mortgage and credit cards) which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances, unused commitments, and off-balance sheet exposures, such as letters of credit. In addition, minimum loss rates, which are calculated based on net charge-off ratios during the past eight quarters including the current quarter, are also utilized as a self-correcting mechanism to compensate for the lack of historical loss information on certain loan types and to reduce differences between estimated and actual observed losses. The individual loan review analysis method is the other axis of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

    The results from the above two analyses are thereafter compared to various analyses such as peer group comparisons and the federal regulatory interagency policy for loan and lease losses. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

    The allowance for loan losses of $12.0 million at December 31, 2000 comprised of the General Valuation Allowance ("GVA") in the amount of $3.6 million, or 30.0% of the total allowance. This compares to the GVA of $3.3 million, or 30.9% of $10.6 million as of December 31, 1999. As the current conditions do not necessarily follow the trail of historical loss rates, GVA has been set aside as a reserve for inherent risk of the loan portfolio to minimize the risk related to the margin of imprecision inherent in the estimation of the assigned allowance for credit losses. This year's GVA percentage is comparable to that of last year, and in addition this year's GVA of $3.6 million, is deemed adequate in light of various U.S. economy conditions and outlooks as stated below.

    CONSUMPTION--In an inevitable reaction to retail sales' upsurge and wage and salary income's shrinkage in previous years, the annual increase of retail sales has since decreased to 3.9% in the quarter-ended January 2001. The Fed Funds rate cutback from 5.5% in August 1998 to 4.75% in December 1998 triggered an acceleration of consumer spending which continued until the yearly increase of retail sales topped at 10.6% in 2000's first quarter. However, wage and salary income's much slower 6.8% annual increase proved that consumer spending then blistering pace was unsustainable. As the buildup of inventories continues to outpace sales growth, it is hard to argue that the US economy is not facing some sort of slowdown. Nevertheless, CPI in January 2001 reached 175.7, an increase by 1.1 from December 2000, was the biggest increase in recent couple years, in spite of weakened holiday sales compared to previous years.

    In the fourth quarter, year-to-year business sales growth trailed inventories growth by 2%, the widest such gap since the end of 1999, indicating that the growth in inventories is accelerating while business sales are decelerating. At the end of fourth quarter of last year, year-to-year growth of inventories was around 1 1/2-percentage points above its five-year average. In contrast, business sales growth was almost 1 1/2-percentage points below its five-year average.

    CONSUMER SENTIMENT--According to the University of Michigan's nationwide survey, consumer sentiment has soured considerably in response to sharply higher energy prices, the end of a great bull market in equities, and a perceived slackening of the job market. Moreover, the latest deterioration of confidence has been skewed towards a 23.6% drop since November 2000 by consumer sentiment's expectations component, compared to a shallower 11.3% slide by the consumer's assessment of current conditions.

    PRODUCTION--In contrast to the 18% annualized advance for housing starts, industrial production fell by 3.3% annualized from the quarter-ended
October 2000 to the quarter-ended January 2001. Industrial production has entered its deepest quarter-to-quarter annualized contraction since the 1990/1991 recession. Downward revisions of corporate earnings estimates is pretty much in parallel with January's 80.8% rate of industrial capacity utilization which was the lowest since November 1992's 80.7%.

    The year-over-year change of the capacity utilization rate most recently peaked at +1.6 percentage points in 2000's 2nd quarter and has since dropped at -0.2 of a percentage point in the fourth quarter. January 2001's 80.2% rate of industrial capacity utilization was down by 1.7 percentage points from a year earlier. When capacity utilization fell by 2.9 percentage points from a year earlier in December 1998, fourth-quarter 1998's profits from current production sank by 5.8% yearly. The industrial production data showed the quarter-to-quarter annualized growth of high-technology output dropping from 76.1% in April 2000 to 28.3% in January 2001. The latter was the flattest since 18.9% in 1998's second quarter. The quarter-to-quarter annualized growth of high-tech production averaged 42.7% during 1996-2000.

    So steep of a rise by the core PPI amid sluggish expenditures is troubling. Producer Price Index in January 2001 was 141.6, an increase by 1.6 from
December 2000. This increase was also the biggest in the recent decade, either percentage-wise or index-wise. The main reason is presumed to be because of sky rocketing energy prices. The Company has already had a borrower that went in Chapter 11 status because of high electricity costs, and expectations are that more loans may become non-serviceable due to the same reason. In part, the Fed's latest easing was intended to mitigate the loss of household purchasing power to January's 21.6% year-to-year jump by the PPI's energy price component. However, to the degree that Fed rate cuts succeed at accommodating higher energy prices, overall price inflation risks ought to climb, especially after domestic spending inevitably re-accelerates.

    MONEY--The 9.2% annual increase of M2 monetary aggregate during the 3-months ended January 2001 hints of a possible need to tighten monetary policy by year-end. The annual increase of M2 has increased from 5.7% in July 2000 to 7% in January 2001. In a long run, the 30-year Treasury yield has averaged 20 basis points more than the 10-year yield. The currently above-average yield spread between the 30-and 10-year Treasuries reflects expectations of faster economic growth and higher inflation. Supporting this view is the downward pressure now being put on the 30-year Treasury yield by expectations of the long Treasury bond's eventual elimination.

    STOCK PRICES--During 1998-1999, US corporate credit rating downgrades outnumbered upgrades by a 1.58:1 margin in spite of 21.9% average annual increase of the market value of common equity shares. In part, the latest increase of high-yield bond defaults and the now much greater frequency of downgrades relative to upgrades can be attributed to being too lenient on credit risks in previous years. Besides, it turned out in many cases that the strong stock price in 1993-1997 was casting out misleading signals on the susceptibility of otherwise attractive fundamentals.

    SUMMARY--As stated earlier, many economic index signals indicate at least a slowdown or a possible recession of the U.S. economy in the near future, as well as a possible deterioration of the

Company's credits portfolio. Considering all these factors, the Bank's GVA of $3,590,753 or 30% of total allowance is deemed to adequately reflect the aforementioned factors.

                                                                 YEARS ENDED DECEMBER 31,
           ALLOWANCE FOR LOAN LOSSES:              ----------------------------------------------------
             AT BEGINNING OF PERIOD                  2000       1999       1998       1997       1996
-------------------------------------------------  --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
BALANCES.........................................  $10,624    $10,423    $ 9,347     $8,816     $8,196
Actual charge-offs:
  Real estate
      Construction...............................
      Commercial property........................       79        430        852      1,127
      Residential property.......................       73        104        463        470
  Commercial and industrial......................    1,383      1,432      3,642      1,429      1,308
  Installment....................................      399        417        310        538        745
                                                   -------    -------    -------     ------     ------
      Total......................................    1,782      2,001      4,486      3,282      3,650
Recoveries on loans previously charged off:
  Real estate
      Construction...............................       30                    --         --
      Commercial property........................                 595        272        204        101
      Residential property.......................                  23         85         73        170
  Commercial and industrial......................      691        514        791        840      1,634
  Installment....................................      163         70         59         46        515
                                                   -------    -------    -------     ------     ------
      Total......................................      884      1,202      1,207      1,163      2,420
                                                   -------    -------    -------     ------     ------
Net loan charge-offs (recoveries)................      898        799      3,279      2,119      1,230
Provision charged to operating expenses..........    2,250      1,000      3,050      2,650      1,850
  Additional reserve in conjunction with merger
    of First Global Bank.........................                          1,305
                                                   -------    -------    -------     ------     ------
Balances at end of period........................  $11,976    $10,624    $10,423     $9,347     $8,816
                                                   =======    =======    =======     ======     ======
RATIOS:
  Net loan charge-offs to average total loans....     0.16%      0.20%      1.09%      0.78%      0.53%
  Net loan charge-offs to total loans at end of
    period.......................................     0.14%      0.16%      0.96%      0.71%      0.48%
  Allowance for loan losses to average total
    loans........................................     2.11%      2.61%      3.46%      3.46%      3.83%
  Allowance for loan losses to total loans at end
    of period....................................     1.89%      2.18%      3.04%      3.13%      3.47%
  Net loan charge-offs to allowance for loan
    losses at end of period......................     7.50%      7.52%     31.46%     22.67%     13.95%
  Net loan charge-offs to provision charged to
    operating expenses...........................    39.91%     79.90%     75.29%     79.96%     66.49%
  Allowance for loan losses to nonperforming
    loans........................................   469.10%    350.40%    314.70%    338.29%    212.48%

    The Company concentrates the majority of its earning assets in loans. In all forms of lending there are inherent risks. The Company concentrates the preponderance of its loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans primarily for the purchase of automobiles.

    While the Company believes that its underwriting criteria are prudent, outside factors can adversely impact credit quality. During the early 1990's the severe recession impacted the Company's ability to collect loans. The devastation of the 1994 earthquake further impacted loan repayment. A repeat of these types of events could cause deterioration in the Company's loan portfolio.

    Having experienced the problems mentioned above in the past, the Company has attempted to mitigate collection problems by supporting its loans by fungible collateral. Additionally, a significant portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the Company's potential for loss. The Company also utilizes outside credit review in an effort to maintain loan quality. Loans are reviewed three times a year with new loans and those that are delinquent receiving special attention. The use of this outside service provides the Company with a fresh look at its lending activities. In addition to the Company's internal grading system, loans criticized by this outside review are downgraded with appropriate reserves added if required.

    As indicated above, the Company formally assesses the adequacy of the allowance on a quarterly basis by:

    - reviewing the adversely graded, delinquent or otherwise questionable loans;

    - generating an estimate of the loss potential in each such loan;

    - adding a risk factor for industry, economic or other external factors; and

    - evaluating the present status of each loan and the impact of potential future events.

    Although Management believes the allowance is adequate to absorb losses as they arise, no assurance can be given that the Company will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

INVESTMENT PORTFOLIO

    The Investment portfolio maintained by the Company as of December 31, 2000 was primarily composed of US government agency, mortgage backed securities
(MBS), collateralized mortgage obligation (CMO), municipal bonds and corporate bonds. The total investment portfolio increased to 19.9% of total assets at December 31, 2000 from 23.1% at December 31, 1999 since the deposit growth rate exceeded the loan growth rate in 2000. In 2000, the Company newly invested in CMO in order to enhance the total return of investment and reduce the duration of portfolio with the minimum credit risk. In addition, for the purpose of lowering the effective tax rate, the Company increased bank qualified municipal bonds and, abiding by regulatory compliance, purchased Community Reinvestment Act bonds, which were broadly classified into MBS, CMO, and municipal bonds. Compared to 1999, the Company diversified the portfolio in terms of products and duration. As a result, average yield of investment portfolio has been improved to 6.42% for the year ended December 31, 2000 from 5.95% for the year ended December 31, 1999.

    Investment securities available for sale were 61% of the total investment portfolio as of December 31, 1999. But the ratio increased significantly to 89% as of December 31, 2000, which is comparable with peer Companies. Except for $980,000 of MBS floater and $5 million of floating rate notes, all investment securities were based on predetermined interest rates. Management classifies securities as available for sale to provide the Company with the flexibility to move funds into loans as demand warrants. The Company held no derivative securities of structural notes during any period presented.

    Excluding holdings of government securities, there were no investments in securities of nay one issuer exceeding 10% of the Company's stockholders' equity at December 31, 2000, 1999 or 1998.

    The following table summarizes the book value, market value and distribution of the Company's investment securities as of the dates indicated:

                                                     INVESTMENT PORTFOLIO AS OF DECEMBER 31,
                                                     ---------------------------------------
                                                2000                  1999                  1998
                                         -------------------   -------------------   -------------------
                                           BOOK      MARKET      BOOK      MARKET      BOOK      MARKET
                                          VALUE      VALUE      VALUE      VALUE      VALUE      VALUE
                                         --------   --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
U.S. Governmental securities...........                        $ 11,000   $ 11,017   $ 15,963   $ 16,224
Obligations of other U.S. Governmental
  agencies.............................  $122,700   $122,697     86,584     82,436     82,909     83,241
Obligations of state and political
  subdivision..........................    24,578     24,608     14,797     14,617     11,103     11,370
Corporate bonds........................    57,081     56,918     63,945     63,040    107,576    108,422
Other securities.......................     1,636      1,641         --         --         --         --
                                         --------   --------   --------   --------   --------   --------
Total investment securities............  $205,995   $205,864   $176,326   $171,110   $217,551   $219,257
                                         ========   ========   ========   ========   ========   ========

    The following table summarizes the maturity schedule of the Company's investment securities at book value and their weighted average yield at December 31, 2000:

                                                                           AFTER ONE         AFTER FIVE YEARS
                                                      WITHIN              BUT WITHIN            BUT WITHIN
                                                     ONE YEAR             FIVE YEARS             TEN YEARS
                                                -------------------   -------------------   -------------------
                                                 AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                                                --------   --------   --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Obligations of other U.S. Governmental
  agencies....................................  $   980      6.70%    $ 73,662     6.76%    $48,058      6.33%
Obligations of state and political
  subdivisions(1).............................    1,018      6.70%      13,742     6.83%      9,819      6.96%
Corporate bonds...............................   13,540      6.42%      35,381     6.92%      8,159      6.39%
Other securities..............................       --        --        1,636     6.95%         --        --%
                                                -------      ----     --------     ----     -------      ----
Total investment securities...................  $15,538      6.46%    $124,421     6.82%    $66,036      6.43%
                                                =======      ====     ========     ====     =======      ====

------------------------

(1) The yield on obligations of state and political subdivision has not been computed on a tax equivalent basis.

DEPOSITS

    Total deposits at December 31, 2000, 1999 and December 31, 1998 was
$934.6 million, $655.7 million, and $586.3 million, respectively, representing an increase of $278.9 million or 42.5% in 2000 and, $69.5 million or 11.9% in 1999. The significant increase in 2000 was primarily attributed to increased marketing at existing branches and the addition of new branches. Also, the interest increase by the Federal Reserve Board contributed to increased deposits. This was evidenced in a proportional decrease in demand deposits, off set by increases in interest-bearing deposits, especially in Time Deposits. At December 31, 2000, 1999 and 1998, the total time deposits were outstanding at $530.1 million, $314.2 million and $258.6 million, respectively, representing increase of $215.9 million or 68.7% in 1999, and $55.6 million or 21.5% in 1999. The average rate paid on time deposits in denominations of $100,000 or more was 6.03%, 5.78% and 5.47% for the year ended December 31, 2000, 1999, and 1998, respectively.

    Average deposits for the year ended December 31, 2000, 1999 and 1998 were $783 million, $612.5 million and $485.5 million, respectively. Average deposits therefore grew by 27.3% in 2000 and 26.2% in 1999.

    Deposits are the Company's primary source of funds. As the Company's need for lendable funds has grown, dependence on time deposits has increased and so has the interest the Company has paid on time deposits. As the Company's client base is comprised primarily of commercial and industrial accounts, balances carried by individual clients are generally higher than at consumer-oriented banks. A number of clients carry deposit balances of more than 1% of the Company's total deposits, but no single customer had a deposit balance of more than 5% of total deposits at December 31, 2000.

    The Company also accepts brokered deposits on a selective basis at prudent interest rates to augment deposit growth. Outstanding balances on these brokered deposits were approximately $20.5 million at December 31, 2000 and, out of this amount, $495,000 will be mature within one year. Growth in this category is closely monitored by Management and will only be a factor until the deposit growth of the branches becomes adequate to meet loan demand without being supplemented by brokered deposits.

    The tables below summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                                2000                  1999                  1998
                                         -------------------   -------------------   -------------------
                                         AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                         BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                         --------   --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Demand, noninterest-bearing............  $213,606              $194,907              $154,869
Money market...........................    98,114     3.70%      94,506     3.29%      76,155     3.29%
Savings................................    57,844     4.01%      54,655     3.72%      40,258     4.10%
Time deposits of $100,000 or more......   167,858     6.03%     105,326     5.78%      92,784     5.47%
Other time deposits....................   242,791     6.02%     163,058     4.44%     121,469     5.32%
                                         --------     ----     --------     ----     --------     ----
Total deposits.........................  $780,213     3.47%    $612,452     3.02%    $485,535     3.23%
                                         ========     ====     ========     ====     ========     ====

    The scheduled maturity of the Company's time deposits in denominations of $100,000 or greater at December 31 of the years indicated:

                                                  2000       1999       1998
$100,000 OR MORE                                --------   --------   --------
Three months or less..........................  $107,504   $ 67,126   $ 63,559
Over three months through six months..........    63,120     23,736     21,783
Over six months through twelve months.........    53,226     30,859     26,146
Over twelve months............................    23,734      1,767      3,414
                                                --------   --------   --------
                                                $247,584   $123,488   $114,902
                                                ========   ========   ========

INTEREST RATE RISK MANAGEMENT

    Interest rate risk, also called market risk, indicates how much the Company is exposed to the change in market interest rate. Interest rate change affects the economic value of fixed income assets directly or indirectly. The market value of fixed income bonds generally moves to the opposite direction of the change in market interest rates. Interest rate risk management is to decrease or increase the level of the Company's exposure to market interest rate. The level of interest rate risk can be managed directly by changing the repricing and maturity characteristics of the cash flows of specific assets or liabilities. To successfully manage interest rate risk, the Company uses various methods with which to measure existing and future interest rate risk exposures. Repricing gap analysis, stress testing, and simulation modeling are measurement techniques used to quantify interest rate risk exposure.

    If the following table summarizes the most recent status of the Company's gap position:

                                                    AFTER THREE
                                                      MONTHS      AFTER ONE
                                                        BUT        YEAR BUT
                                     WITHIN THREE     WITHIN        WITHIN       AFTER      NON SENSITIVE
                                        MONTHS       ONE YEAR     FIVE YEARS   FIVE YEARS      ACCOUNT        TOTAL
                                     ------------   -----------   ----------   ----------   -------------   ---------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from Bank.............                                                          $   68,499     $  68,499

Securities
  Fixed............................    $  9,126       $ 24,902     $112,089     $ 54,894                    $ 201,011
  Floating.........................       4,984                                                                 4,984
Loans
  Fixed............................      11,819         25,157       64,002       58,634                      159,612
  Floating.........................     452,936          7,061       12,355                                   472,352
  Nonaccrual.......................                                                               2,159         2,159
  Unearned & LLR...................                                                             (13,601)      (13,601)
    Net Loans......................

Commercial paper...................      54,908                                                                54,908
Federal funds sold.................      52,700                                                                52,700
Other assets.......................       2,284                                                  29,702        31,986
                                       --------                                              ----------     ---------
  Total............................     558,757         57,120      188,446      113,528         86,759     1,034,610
                                       ========       ========     ========     ========     ==========     =========
  Cumulative.......................     588,757        645,877      834,323      947,851      1,034,610
                                       ========       ========     ========     ========     ==========
LIABILITIES
Deposit
  Demand deposit...................      19,253         74,606      121,918       24,067                      239,844
  Interest-bearing
    Savings........................       7,098         21,295       39,042        3,550                       70,985
    Time deposit $100,000 and
      over.........................     107,504        116,346       23,641           93                      247,584
    Other time deposits............     171,675        107,095        3,794           --                      282,564
    Money market checking..........       7,079         32,155       47,211        7,159                       93,604

Accrued interest payable...........       6,379                                                                 6,379
Acceptance outstanding.............       2,234                                                                 2,234
Other borrowed funds...............       2,302                                                                 2,302
Other liabilities..................       2,718                                                                 2,718
                                       --------                                                             ---------
  Total............................     326,242        351,497      235,606       34,869                      948,214
                                       ========       ========     ========     ========                    =========
Shareholders equity................                                                              86,396        86,396
                                       --------       --------     --------     --------     ----------     ---------
  Total............................     326,242        351,497      235,606       34,869         86,396     1,034,610
                                       --------       --------     --------     --------     ----------     ---------
  Cumulative.......................    $326,242       $677,739     $913,345     $948,214     $1,034,610
                                       ========       ========     ========     ========     ==========     =========
Cumulative interest rate
  sensitivity gap ratio (based on
  total assets)....................     262,515        (31,862)     (79,022)        (363)
  as % of Total Assets.............       25.37%         -3.08%       -7.64%       -0.04%
  as % of Earning Assets...........       27.76%         -3.37%       -8.36%       -0.04%

    The Company has determined that 90-days and one-year gap positions are the most important in analyzing on interest rate risk exposure to earnings. Based on historical trends and performances, the Company has determined that the ratio of gap to earning assets should be within the range of plus or minus 35% of earning assets within three month and the range of plus or minus 20% within three to twelve months. The Company's internal static gap report indicated that the one-year gap ratio to earning assets was -3.37% as of December 31, 2000, which complied with the Company's policy guideline. In three months, however, the 90-days gap position is highly asset sensitive with 27.76% of earning assets.

    The following table summarizes the most recent status of the Company's gap position.

                                         LESS THAN 3 MONTHS          3 TO 12 MONTHS
                                       LESS THAN EQUAL TO THE    LESS THAN EQUAL TO THE
                                            SUM OF 35% OF             SUM OF 20% OF
                                           EARNING ASSETS            EARNING ASSETS
                                       -----------------------   -----------------------
POLICY GUIDELINES                       12/31/00     12/31/99     12/31/00     12/31/99
-----------------                      ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS)
Cumulative Repricing.................   $262,515     $175,628     $-31,862      $19,913
% of Total Assets....................      25.37%       23.65%       -3.08%        2.68%
% of Earning Assets..................      27.76%       26.47%       -3.37%        3.00%

    The Company understands that the spread between interest income earned on earning assets and interest expense paid to interest-bearing liabilities is the principal component of net interest income and that interest rate change affects on the Company's financial performance substantially. Accordingly, the Company tries to ensure capital protection through stable earnings over interest rate fluctuation. In order to achieve stable earnings, the Company prudently manages its assets and liabilities and closely monitors the percentage changes of net interest income and equity value in relation with interest rate fluctuation within the Company's guidelines.

    To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of interest rate change. The following table is one of the stress simulations performed by the Company to forecast the impact of interest rate change on the Company's net interest income and economic value of equity over the 12-months period ending December 31, 2000.

    Repricing gap analysis measures the static timing of repricing risk of assets and liabilities. The Gap Analysis Report, as of December 31, 2000, showed an improved position in the less than three-month position and a shift towards liability sensitivity in the three to twelve month positions. Static Repricing, as a percentage of Earnings Assets in the three to twelve month period, went from 3.00% in 1999 to--3.37% in year 2000. In the three to twelve month period, investments and loans remained at the similar level while liabilities, fuelled by increase in demand deposit and certificate of deposit, increased. On the other hand, as of December 31, 2000, securities and commercial paper in the less than three-month period was $69 million compared to $34 million as of December 31, 1999. In the one to five-year period, securities rose to $112 million, a $59 million increase from the previous year. The Company's position in the one to five year and the five-year plus periods improved during the year 2000.

                     HYPOTHETICAL CHANGES IN INTEREST RATES
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                       PROJECTED CHANGES(%)                 CHANGE IN AMOUNT       EXPECTED AMOUNT
           ---------------------------------------------   -------------------   -------------------
                                     ECONOMIC VALUE OF
CHANGE IN   NET INTEREST INCOME          EQUITY(1)           NET      ECONOMIC     NET      ECONOMIC
INTEREST   ---------------------   ---------------------   INTEREST   VALUE OF   INTEREST   VALUE OF
RATE(BPS)  GUIDELINE   PROJECTED   GUIDELINE   PROJECTED    INCOME     EQUITY     INCOME     EQUITY
---------  ---------   ---------   ---------   ---------   --------   --------   --------   --------
200          25.00%       8.2%      -25.00%      -21.8%      3,608    -15,339     45,687     55,059
100          12.50%       4.3%      -12.50%      -11.4%      1,798     -8,016     43,877     62,382
0               --        0.0%          --         0.0%          0          0     42,079     70,398
-100        -12.50%      -4.2%       12.50%       12.5%     -1,785      8,791     40,294     79,189
-200        -25.00%      -8.5%       25.00%       26.2%     -3,558     18,453     38,521     88,851

------------------------

(1) Defined as the value of all assets and liabilities as well as certain off-balance sheet items, and the impact of a change in interest rates on the value of these items.

    Under the above stress simulation, for a 100 basis point decline in interest rate, the Company may be exposed to a 4.2% decline in net interest income but a 12.5% increase in economic value of equity. For a 100 basis point increase in interest rate, net interest income may increase by 4.3%, but economic value of equity may decrease by 11.4%. For a 200 basis point increase in interest rate, net interest income may increase by 8.6%, but economic value of equity may decrease by 21.8%. For a 200 basis point decrease in interest rate, net interest income may decrease by 8.5%, but economic value of equity may increase by 26.2%. The above simulation as of December 31, 2000 indicate that projected change in economic value of equity is off the Company's policy guideline when interest rate decrease by 200 basis point. This was mainly caused by an increase of fixed mortgage loans by $5.8 million in December 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity of the Company is defined as an ability to supply cash as quickly as needed without severely deteriorating its profitability. Major liquid assets of the Company are cash available, federal funds sold and short-term investment securities included in available for sale, which can be disposed of without significant capital losses in ordinary business cycle. Liquidity may also be supported by borrowed funds such as federal fund lines, repurchase agreements and federal discount window. Thus, maintenance of high quality securities as collateral for repurchase agreements is another key feature of liquidity management. Liquidity risk may occur when the Company has few short-term investment securities available for sale and/or is not capable of raising funds quickly at acceptable rates in the money market. Also, a heavy and sudden increase of cash demands in loans and deposits can cause a tight liquidity position. Several indices are monitored on daily, monthly and quarterly basis to better understand the Company's liquidity position and to avoid liquidity crisis.

                           LIQUIDITY RATIO AND TRENDS

                                                                       DECEMBER 31
                                                              ------------------------------
CLASSIFICATION                                                  2000       1999       1998
--------------                                                --------   --------   --------
Short-term investments/Total assets.........................     14%        10%        13%
Net loans and standby L/C/Total Assets......................     60%        64%        51%
Core deposits/Total assets..................................     67%        74%        74%
Noncore funding/Total assets................................     24%        14%        16%
Short-term investment/short-term noncore funding
  dependence................................................     60%        67%        85%

                               LIQUIDITY MEASURES

                                                                       DECEMBER 31
                                                           ------------------------------------
CLASSIFICATION                           GUIDELINES          2000          1999          1998
--------------                           ----------        --------      --------      --------
Loans/Deposits.......................  Less than 80%           66%         74.2%         58.5%
Investment/Deposits..................  Less than 60%           34%         26.9%         37.1%
Loans & Investment/Deposits..........  Less than 125%         100%        101.1%         95.6%

    The Company secures several lines of credit to borrow necessary funds when liquidity problem may arise. As of December 31, 2000 the Company has federal fund lines with Union Company of California, Wells Fargo Company, and City National Company, amounting to $21 million. Also, the Company has several master repurchase agreements with First Union Capital Market, Banc of America Securities, Bear Stearns, Union Company of California, Merrill Lynch, Morgan Stanley Dean Witter, Deutsche Company Securities, Inc., Prudential Securities, and Societe Generale, which will furnish the liquidity to the Company in consideration of bond collateral. Since the Company has enough investment securities for collateral, the Company's management does not expect any problem to borrow under the master repurchase agreements.

    The primary source of capital for the Company for the past several years has been internally generated capital through retained earnings. Total shareholders' equity was $86.4 million at December 31, 2000, an increase of $18.6 million or 27% from $67.8 million at December 31, 1999 and an increase of $8.9 million or 15% from $58.9 million at December 31, 1998.

    The Company is subject to various regulatory capital requirements administered by the federal Company agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Total Capital and Tier 1 Capital to total risk-weighted assets, and of Tier 1 Capital to average assets. The minimum ratios for capital adequacy are 8% (Total Risk-Based), 4% (Tier 1 Risk-Based) and 4% (Leverage Capital Ratio), respectively. The Company had Total Risk-Based and Tier 1 Risk-Based capital ratios of 12.37% and 13.88%, and 11.11% and 12.86%, respectively at December 31, 2000 and 1999. The Company's Leverage Capital Ratio was 8.46% and 9.20% at December 31, 2000 and 1999, respectively.

    The Federal Reserve Bank ("FRB") and the California Department of Financial Institutions (the "DFI") periodically examine the Company. As of December 31, 2000, the most recent notification from the FRB categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification which Management believes have changed the Company's category.

ACCOUNTING MATTERS

    In September 2000, SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES", a replacement of FASB Statement No. 125, was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of provision of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations, financial position, or cash flows.

    The Company adopted the provision of Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS Nos. 137 and 138, as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of the provision of SFAS No. 133, as amended, did not have a material impact on the results of operations or the financial position of the Company.

    Effective January 1, 1999, the Company adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME". Under the provisions of SFAS No. 130, an entity that provides a full set of financial statements is required to report comprehensive income in the presentation of its financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenue, expense, and gain and losses that are included in comprehensive income but are excluded from net income as they have been recorded directly in equity under the provisions of other FASB statements. The Company selected to present the comprehensive income disclosure as a part of the statements of changes in stockholders' equity, by identifying all of the elements of other comprehensive income including net income. All comparative financial statements presented have been reclassified to reflect application of the provisions of SFAS No. 130.

    During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock. This statement provides a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

IMPACT OF INFLATION; SEASONALITY

    The primary impact of inflation on the Company is its effect on interest rates. The Company's primary source of income is net interest income, which is affected by changes in interest rates. The Company attempts to limit the impact of inflation on its net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this registration statement. The Company's business is generally not seasonal.

                           FORWARD-LOOKING STATEMENTS

    Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:

    - General economic and business conditions in those areas in which the Company operates and in Asia;

    - Demographic changes;

    - Competition for loans and deposits;

    - Fluctuations in interest rates;

    - Risks of natural disasters related to the Company's real estate portfolio;

    - Risks associated with SBA Loans;

    - Changes in governmental regulation;

    - Credit quality;

    - The availability of capital to fund the expansion of the Company's business; and

    - Changes in the securities markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

    For quantitative and qualitative disclosures regarding market risks in the Hanmi Bank's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Interest Rate Risk Management and Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements required to be filed as a part of this report are set forth on pages 44 through 68.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

    AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Except as hereinafter noted, the information concerning directors and executive officers of Hanmi Financial is incorporated by reference from the section entitled "Election of Directors" of the Hanmi Financial's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2001 and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated by reference from the section entitled "Executive Compensation" of the Hanmi Financial definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2001 and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Beneficial Ownership of Principal Stockholders and Management" of the Hanmi Financial's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2001 and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Certain Transactions" of the Hanmi Financial definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2001 and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules

          (1) The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 44 of this report.

          (2) The following additional information for the years 2000, 1999 and 1998 is submitted herewith:

        All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

    (b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

    (c) The Exhibits required to be filed with this report are listed in the exhibit index included herein at page 70.

                          HANMI FINANCIAL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Independent Auditors' Report...................     45

Consolidated Statements of Financial Condition as of
  December 31, 2000 and 1999................................     46

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................     47

Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2000, 1999 and 1998......     48

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................     50

Notes to Consolidated Financial Statements..................     51

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hanmi Financial Corporation:

    We have audited the accompanying consolidated statements of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of Hanmi Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Hanmi Financial Corporation and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

February 16, 2001

                   HANMI FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2000 AND 1999

                                                                   2000            1999
                                                              --------------   ------------
ASSETS

  Cash and due from banks...................................  $   68,499,310   $ 53,476,084
  Federal funds sold and securities purchased under resale
    agreements (Note 2).....................................      52,700,000     10,000,000
  Short-term commercial paper...............................      54,907,810
                                                              --------------   ------------
    Cash and cash equivalents...............................     176,107,120     63,476,084

  Interest-bearing deposits in other financial
    institutions............................................                        100,000
  Federal Reserve Bank stock................................       1,954,350      1,686,400
  Federal Home Loan Bank stock..............................         693,290
  Securities held to maturity, at amortized cost (fair
    value: 2000--$22,196,256; 1999--$66,096,359)
    (Note 3)................................................      22,327,268     66,223,744
  Securities available for sale, at fair value (Note 3).....     183,667,407    105,014,142
  Interest-only strips--at fair value.......................         393,611        352,330
  Loans receivable, net of allowance for loan losses:
    2000--$11,975,589; 1999--$10,623,544 (Note 4)...........     607,675,521    456,149,108
  Loans held for sale, at the lower of cost or market.......      12,846,294     18,500,604
  Customers' liability on acceptances.......................       2,233,936      1,829,140
  Premises and equipment, net (Note 5)......................       6,689,372      8,939,038
  Accrued interest receivable...............................       6,851,654      4,961,222
  Deferred income taxes, net (Note 7).......................       5,060,456      5,607,888
  Servicing asset...........................................       1,555,765      1,500,171
  Goodwill and intangible assets............................       2,432,218      2,680,012
  Other assets..............................................       4,121,819      3,239,562
                                                              --------------   ------------
TOTAL.......................................................  $1,034,610,081   $740,259,445
                                                              ==============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits (Note 6):
  Noninterest-bearing.......................................  $  239,843,517   $193,164,758
  Interest-bearing:
    Savings.................................................      70,984,726     54,416,283
    Time deposits of $100,000 or more.......................     247,584,281    123,487,676
    Other time deposits.....................................     282,564,457    190,699,245
    Money market checking...................................      93,604,222     93,962,062
                                                              --------------   ------------
      Total deposits........................................     934,581,203    655,730,024

  Accrued interest payable..................................       6,379,466      3,156,828
  Acceptances outstanding...................................       2,233,936      1,829,140
  Securities sold under repurchase agreement................                      5,891,500
  Treasury, tax, and loan remittances.......................       2,301,839      4,500,000
  Other liabilities.........................................       2,717,610      1,321,166
                                                              --------------   ------------
      Total liabilities.....................................     948,214,054    672,428,658
                                                              --------------   ------------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

SHAREHOLDERS' EQUITY (Notes 3, 8, and 9):
  Preferred stock--$.001 par value; authorized, 10,000,000
    shares; issued and outstanding, none....................              --             --
  Common stock--$.001 par value; authorized, 50,000,000
    shares; issued and outstanding, 7,434,457 shares in 2000
    and 6,679,670 shares in 1999............................           7,434          6,680
  Additional paid-in capital................................      65,415,033     56,205,347
  Accumulated other comprehensive income:
    Unrealized loss on securities available for sale, net of
     taxes of $(174,017) and $(2,009,445) in 2000 and 1999,
     respectively...........................................        (243,591)    (3,078,544)
    Unrealized gain (loss) on interest-only strip, net of
     taxes of $(39,365) and $8,981 in 2000 and 1999,
     respectively...........................................         (55,035)        13,471
  Retained earnings.........................................      21,272,186     14,683,833
                                                              --------------   ------------
      Total shareholders' equity............................      86,396,027     67,830,787
                                                              --------------   ------------
TOTAL.......................................................  $1,034,610,081   $740,259,445
                                                              ==============   ============

          See accompanying notes to consolidated financial statements.

                   HANMI FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
INTEREST INCOME:
  Interest and fees on loans................................  $57,516,377   $39,684,335   $30,820,739
  Interest on securities and interest-bearing deposits in
    other financial institutions............................   11,738,334    11,606,223     9,998,676
  Interest on federal funds sold and securities purchased
    under agreements to resell..............................    3,260,720     1,328,467     1,908,906
                                                              -----------   -----------   -----------
    Total interest income...................................   72,515,431    52,619,025    42,728,321

INTEREST EXPENSE (Notes 6 and 12)...........................   30,891,239    18,846,862    15,730,176
                                                              -----------   -----------   -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES........   41,624,192    33,772,163    26,998,145

PROVISION FOR LOAN LOSSES (Note 4)..........................    2,250,000     1,000,000     3,050,000
                                                              -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   39,374,192    32,772,163    23,948,145
                                                              -----------   -----------   -----------
NONINTEREST INCOME:
  Service charges on deposit accounts.......................    8,957,219     8,373,867     6,065,793
  Gain on sale of loans.....................................    1,232,787       894,854     1,321,767
  Gain on sale of securities................................                    177,642       238,465
  Gain on sale of fixed assets..............................    1,112,150                       6,714
  Loan servicing income.....................................    1,275,760     1,094,208     1,008,104
  Other service charges and fees............................    1,749,916     1,642,048     1,508,029
  Other income..............................................      383,040       339,089       156,397
                                                              -----------   -----------   -----------
    Total noninterest income................................   14,710,872    12,521,708    10,305,269
                                                              -----------   -----------   -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits (Note 11)..................   14,248,029    12,368,596    10,712,087
  Occupancy and equipment (Note 13).........................    3,248,778     2,678,406     2,494,536
  Other real estate owned...................................                     27,011       102,136
  Data processing...........................................    2,067,190     1,977,788     1,460,214
  Deposit insurance premiums................................      166,818        75,351        67,429
  Professional fees.........................................      932,983     1,099,248       934,164
  Advertising...............................................    1,721,046     1,419,798     1,010,932
  Office supplies...........................................      847,251       725,488       496,256
  Communications............................................      503,870       409,078       328,396
  Other operating...........................................    4,038,230     3,825,369     2,175,867
                                                              -----------   -----------   -----------
    Total noninterest expenses..............................   27,774,195    24,606,133    19,782,017
                                                              -----------   -----------   -----------
INCOME BEFORE INCOME TAXES..................................   26,310,869    20,687,738    14,471,397

INCOME TAX PROVISION (Note 7)...............................   10,787,456     8,682,000     5,207,000
                                                              -----------   -----------   -----------
NET INCOME..................................................  $15,523,413   $12,005,738   $ 9,264,397
                                                              ===========   ===========   ===========
EARNINGS PER SHARE (Note 8):
  Basic.....................................................  $      2.09   $      1.62   $      1.31
  Diluted...................................................  $      2.08   $      1.62   $      1.31

          See accompanying notes to consolidated financial statements.

                   HANMI FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                                ACCUMULATED
                                            NUMBER                 ADDITIONAL                      OTHER
                                           OF SHARES     COMMON      PAID-IN      RETAINED     COMPREHENSIVE    COMPREHENSIVE
                                          OUTSTANDING    STOCK       CAPITAL      EARNINGS     INCOME (LOSS)        INCOME
                                          -----------   --------   -----------   -----------   --------------   --------------
BALANCE, JANUARY 1, 1998................   5,307,638     $5,308    $38,338,689   $ 9,989,704     $    2,172

  Stock options exercised...............     210,870        211      1,026,237
  Stock dividend........................     477,546        477      7,668,912    (7,671,865)
  Comprehensive income:
    Net income..........................                                           9,264,397                     $ 9,264,397
    Change in unrealized gain on
      securities available for sale, net
      of tax............................                                                            339,882          339,882
    Change in unrealized gain on
      interest-only strips, net of
      tax...............................                                                             10,307           10,307
                                                                                                                 -----------
      Total comprehensive income........                                                                         $ 9,614,586
                                          ----------     ------    -----------   -----------     ----------      ===========

BALANCE, DECEMBER 31, 1998..............   5,996,054      5,996     47,033,838    11,582,236        352,361

  Stock options exercised...............      24,198         24        270,026
  Stock dividend........................     659,418        660      8,901,483    (8,904,141)
  Comprehensive income:
    Net income..........................                                          12,005,738                     $12,005,738
    Change in unrealized gain on
      securities available for sale, net
      of tax............................                                                         (3,412,169)      (3,412,169)
    Change in unrealized gain on
      interest-only strips, net of
      tax...............................                                                             (5,265)          (5,265)
                                                                                                                 -----------
      Total comprehensive income........                                                                         $ 8,588,304
                                          ----------     ------    -----------   -----------     ----------      ===========

BALANCE, DECEMBER 31, 1999..............   6,679,670      6,680     56,205,347    14,683,833     (3,065,073)

  Stock bonus...........................      20,271         20        278,705
  Stock dividend........................     734,516        734      8,930,981    (8,935,060)
  Comprehensive income:
    Net income..........................                                          15,523,413                     $15,523,413
    Change in unrealized gain on
      securities available for sale, net
      of tax............................                                                          2,834,953        2,834,953
    Change in unrealized gain on
      interest-only strips, net of
      tax...............................                                                            (68,506)         (68,506)
                                                                                                                 -----------
      Total comprehensive income........                                                                         $18,289,860
                                          ----------     ------    -----------   -----------     ----------      ===========
BALANCE, DECEMBER 31, 2000..............   7,434,457     $7,434    $65,415,033   $21,272,186     $ (298,626)
                                          ==========     ======    ===========   ===========     ==========

                                                                     (Continued)

          See accompanying notes to consolidated financial statements.

                   HANMI FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                               2000         1999         1998
                                                            ----------   -----------   --------
Disclosures of reclassification amounts for December 31:

  Unrealized gain (loss) on securities available for sale:
    Unrealized holding gain (loss) arising during period,
      net of tax expense (benefit) of $1,827,798 in 2000,
      $(2,298,335) in 1999, and $333,960 in 1998..........  $2,834,953   $(3,307,360)  $480,576

    Less reclassification adjustment for gain included in
      net
      income, net of tax expense of $72,833 in 1999
      and $97,771 in 1998.................................                   104,809    140,694
                                                            ----------   -----------   --------

    Net change in unrealized gain (loss) on securities for
      sale, net of tax expense (benefit) of $1,827,798 in
      2000, $(2,371,168) in 1999, and $236,189 in 1998....  $2,834,953   $(3,412,169)  $339,882
                                                            ==========   ===========   ========

  Unrealized gain (loss) on interest-only strips:
    Unrealized holding gain arising during period, net of
      tax (benefit) expense of $(59,287) in 2000, $(4,910)
      in 1999, and $7,810 in 1998.........................  $  (84,250)  $    (7,366)  $  9,376
    Less reclassification adjustment for loss included
      in net income, net of tax benefit of $(10,941) in
      2000,
      $(1,460) in 1999, and $(647) in 1998................     (15,744)       (2,101)      (931)
                                                            ----------   -----------   --------
    Net change in unrealized gain (loss) on interest-only
      strips, net of tax (benefit) expense of $(48,346) in
      2000,
      $(3,510) in 1999, and $7,163 in 1998................  $  (68,506)  $    (5,265)  $ 10,307
                                                            ==========   ===========   ========

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                   HANMI FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                  2000            1999            1998
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  15,523,413   $  12,005,738   $   9,264,397
  Adjustments to reconcile net income to net cash and cash
    equivalents provided by (used in) operating activities:
    Depreciation and amortization...........................        610,613       1,592,658       1,537,907
    Provision for loan losses...............................      2,250,000       1,000,000       3,050,000
    Provision for other real estate owned losses............                          9,000          20,000
    Deferred tax provision..................................     (1,232,020)       (912,464)       (387,356)
    Stock compensation expense..............................        278,725
    Gain on sale of securities..............................                       (177,642)       (238,465)
    (Gain) loss on disposition of premises and equipment....     (1,112,150)         23,283          (6,714)
    Gain on sale of loans...................................     (1,232,787)       (894,854)     (1,321,767)
    Origination of loans held for sale......................    (15,804,455)    (28,708,415)    (16,190,714)
    Proceeds from sale of loans held for sale...............     22,691,552      13,504,693      15,110,453
    (Gain) loss on sale of other real estate owned..........        (47,325)        (14,084)         22,644
    Increase in accrued interest receivable.................     (1,890,432)       (311,022)       (493,937)
    (Increase) decrease in other assets.....................       (960,303)        694,530      (1,158,052)
    Increase (decrease) in accrued interest payable.........      3,222,638         (67,974)        964,137
    Increase in other liabilities...........................      1,396,444         611,951         600,377
                                                              -------------   -------------   -------------
      Net cash and cash equivalents provided by (used in)
       operating activities.................................     23,693,913      (1,644,602)     10,772,910
                                                              -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans receivable..........................   (154,341,755)   (128,767,854)       (744,896)
  Purchase of Federal Reserve Bank stock....................       (267,950)       (275,200)       (260,850)
  Purchase of Federal Home Loan Bank stock..................       (693,290)
  Proceeds from interest-bearing deposits...................        100,000       2,081,000       1,090,000
  Proceeds from matured, sold, or called securities
    available for sale......................................     17,467,591      19,908,245      35,124,879
  Proceeds from matured or called securities held to
    maturity................................................     45,899,341      58,349,387      57,054,032
  Purchases of securities available for sale................    (90,881,949)    (20,960,263)   (137,039,672)
  Purchases of securities held to maturity..................     (1,977,672)    (16,380,006)    (25,966,208)
  Proceeds from sale of other real estate owned.............        612,667       1,178,242          83,481
  (Increase) decrease in interest-only strips...............       (135,681)         42,913        (221,437)
  Purchases of premises and equipment.......................     (1,927,238)       (719,722)       (685,926)
  Proceeds from disposition of premises and equipment.......      4,324,886          49,500          16,600
  Consideration paid in business combination................                                     (8,854,021)
  Cash and cash equivalents acquired from business
    combination.............................................                                     31,549,265
                                                              -------------   -------------   -------------
      Net cash and cash equivalents used in investing
       activities...........................................   (181,821,050)    (85,493,758)    (48,854,753)
                                                              -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................    278,851,179      69,445,809      61,977,344
  (Payment of) proceeds from securities sold under
    repurchase agreements...................................     (5,891,500)      5,891,500
  (Payment of) proceeds from treasury, tax, and loan
    remittances.............................................     (2,198,161)      4,279,717
  Cash paid for fractional shares on dividends..............         (3,345)         (1,998)         (2,476)
  Proceeds from exercise of stock option....................                        270,050       1,026,448
                                                              -------------   -------------   -------------
      Net cash and cash equivalents provided by
        financing activities................................    270,758,173      79,885,078      63,001,316
                                                              -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..........................................    112,631,036      (7,253,282)     24,919,473

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR.........................................     63,476,084      70,729,366      45,809,893
                                                              -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 176,107,120   $  63,476,084   $  70,729,366
                                                              =============   =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.............................................  $  27,668,602   $  18,914,836   $  14,766,039
  Income taxes paid.........................................  $  10,600,000   $   8,450,000   $   5,387,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Transfer of loans to other real estate owned..............  $     565,342   $     502,658   $     796,625
  Transfer of retained earnings to common stock
    and additional paid-in capital for stock dividend.......  $   8,935,060   $   8,904,141   $   7,671,865

          See accompanying notes to consolidated financial statements.

                   HANMI FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Hanmi Financial Corporation and subsidiary are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Hanmi Financial Corporation (the "Company") and its wholly owned subsidiary, Hanmi Bank (the "Bank"), after elimination of all material intercompany transactions and balances.

    The Company was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Act of 1933 on March 17, 2000. Subsequent to the formation of the Company, each of the Bank's shares was exchanged for one share of the Company with an equal value.

    The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a California state-chartered, FDIC-insured financial institution. The Bank maintains a branch network of eleven locations, serving individuals and small- to medium-sized businesses in Los Angeles and surrounding areas.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under resale agreements, and short-term commercial paper, all of which have maturities of less than 90 days.

    INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS--Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

    SECURITIES--Securities are classified into three categories and accounted for as follows:

    (i) Securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost;

    (ii) Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value. Unrealized gains and losses are recognized in earnings; and

   (iii) Securities not classified as held to maturity or trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity as accumulated other comprehensive income, net of deferred taxes.

    Accreted discounts and amortized premiums on investment securities are included in interest income, and unrealized and realized gains or losses related to holding or selling of securities are calculated using the specific identification method.

    LOANS--Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent or if management believes that collection is highly uncertain. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized on nonaccrual loans after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals. Nonrefundable fees, net of incremental costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan in a manner that approximates the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

    Certain Small Business Administration ("SBA") loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the gains on sale of SBA loans is recognized as noninterest income at the time of the sale. The remaining portion of the gain is deferred and amortized over the estimated life of the loan as an adjustment to yield. Upon sales of such loans, the Company receives a fee for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, for the estimated life of the loan, discounted by a range of 11 percent to 12 percent and a range of CPR from 6 percent to 16 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. The Company has capitalized $374,870 and $357,286 of servicing assets at December 31, 2000 and 1999, respectively, and amortized $319,276, $357,311, and $181,666 during the years ended December 31, 2000, 1999, and 1998, respectively. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

    Interest-only strips are recorded based on the present value of the excess of total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only strips are accounted for at the estimated fair value, with unrealized gains or losses recorded as adjustments in accumulated other comprehensive income in shareholders' equity.

    LOANS HELD FOR SALE--Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

    ALLOWANCE FOR LOAN LOSSES--Loan losses are charged, and recoveries are credited, to the allowance account. Additions to the allowance account are charged to the provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb probable losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors.

    Loans are measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. Impairment is measured either based on the present value of the loan's expected future cash flows or the estimated fair value of the collateral.

    The Company evaluates installment loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans and are evaluated on a portfolio basis considering the projected net realizable value of the portfolio compared to the net carrying value of the portfolio.

    PREMISES AND EQUIPMENT--Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures, and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 30 years. Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. An accelerated method of depreciation is followed, as appropriate, for federal income tax purposes.

    GOODWILL AND INTANGIBLE ASSETS--Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a period of up to 15 years. Core deposit premiums arise from the acquisition of deposits and are amortized on a straight-line basis over the estimated life of the deposit base acquired, currently seven years.

    INCOME TAXES--Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.

    STOCK-BASED COMPENSATION--Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosure of net income and earnings per share is provided as if the fair value-based method had been applied (Note 8).

    EARNINGS PER SHARE--Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. EPS data for 1999 and 1998 was retroactively restated reflecting the 2000 stock dividend.

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated sale value.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECENT ACCOUNTING PRONOUNCEMENTS--The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of the provisions of SFAS No. 133, as amended, did not have a material impact on the results of operations or the financial position of the Company.

    In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of FASB Statement No. 125, was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations, financial position, or cash flows.

    RECLASSIFICATIONS--Certain reclassifications were made to the prior year's presentation to conform to the current year's presentation.

2.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

    The Company purchases government agency securities under agreements to resell the same securities ("reverse repurchase agreement") with primary dealers. Amounts advanced under these agreements represent short-term invested cash. Securities subject to the reverse repurchase agreements are held in the name of the Company by dealers who arrange the transactions.

    In the event that the fair market value of securities decreases below the carrying amount of the related reverse repurchase agreement, the counterparties are required to designate an equivalent value of additional securities in the name of the Company.

    The balance outstanding with the primary dealers, who also held the designated collateral underlying such agreements, was $10,000,000 at December 31, 2000, all of which the Company agreed to resell on February 5, 2001. The largest balance outstanding during 2000 was $10,000,000, and the average interest rate received during 2000 was 6.46 percent. The average balance outstanding during 2000 was $10,000,000.

3.  SECURITIES

    The following is a summary of the securities held to maturity at December 31:

                                                              GROSS         GROSS        ESTIMATED
                                               AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                 COST          GAIN          LOSS          VALUE
                                              -----------   ----------   ------------   -----------
2000
Corporate bonds.............................  $12,584,473                $    163,130   $12,421,343
Municipal bonds.............................    3,815,545    $ 29,593                     3,845,138
Mortgage-backed securities..................    4,291,382                       2,278     4,289,104
Assets-backed securities....................    1,635,868       4,803                     1,640,671
                                              -----------    --------    ------------   -----------
                                              $22,327,268    $ 34,396    $    165,408   $22,196,256
                                              ===========    ========    ============   ===========

                                                               GROSS         GROSS       ESTIMATED
                                                AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                  COST          GAIN         LOSS          VALUE
                                               -----------   ----------   -----------   -----------
1999
U.S. Treasury bond...........................  $10,999,706    $ 17,188                  $11,016,894
U.S. agencies................................   17,197,971       5,471    $    93,615    17,109,827
Corporate bonds..............................   33,605,121       2,635        257,574    33,350,182
Municipal bonds..............................    4,420,946     229,074         30,564     4,619,456
                                               -----------    --------    -----------   -----------
                                               $66,223,744    $254,368    $   381,753   $66,096,359
                                               ===========    ========    ===========   ===========

    The following is a summary of securities available for sale at December 31:

                                                      GROSS         GROSS       ESTIMATED
                                      AMORTIZED     UNREALIZED   UNREALIZED        FAIR
2000                                     COST          GAIN         LOSS          VALUE
----                                 ------------   ----------   -----------   ------------
U.S. agencies......................  $ 65,011,480                $   872,794     64,138,686
Corporate bonds....................    44,371,985    $124,488                    44,496,473
Municipal bonds....................    20,657,828     105,602                    20,763,430
Mortgage-backed securities.........    10,996,868                     61,823     10,935,045
Collateralized mortgage
  obligation.......................    43,046,854     286,919                    43,333,773
                                     ------------    --------    -----------   ------------
                                     $184,085,015    $517,009    $   934,617   $183,667,407
                                     ============    ========    ===========   ============

                                                       GROSS        GROSS       ESTIMATED
                                       AMORTIZED     UNREALIZED   UNREALIZED       FAIR
1999                                      COST          GAIN         LOSS         VALUE
----                                  ------------   ----------   ----------   ------------
U.S. agencies.......................  $ 69,385,296    $    247    $4,059,047   $ 65,326,496
Corporate bonds.....................    30,340,377         167       650,671     29,689,873
Municipal bonds.....................    10,376,458     111,759       490,444      9,997,773
                                      ------------    --------    ----------   ------------
                                      $110,102,131    $112,173    $5,200,162   $105,014,142
                                      ============    ========    ==========   ============

    The amortized cost and estimated fair value of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            AMORTIZED      ESTIMATED
2000                                                           COST        FAIR VALUE
----                                                       ------------   ------------
Held to maturity:
  Due within one year....................................  $  2,540,085   $  2,545,658
  Due after one year through five years..................    12,356,758     12,213,541
  Due after five years through ten years.................     5,406,626      5,403,644
  Due after ten years....................................     2,023,799      2,033,413
                                                           ------------   ------------
                                                           $ 22,327,268   $ 22,196,256
                                                           ============   ============
Available for sale:
  Due within one year....................................  $  7,030,428   $  6,998,294
  Due after one year through five years..................   117,489,786    118,062,654
  Due after five years through ten years.................    41,377,936     40,518,450
  Due after ten years....................................    18,186,865     18,088,009
                                                           ------------   ------------
                                                           $184,085,015   $183,667,407
                                                           ============   ============

    Securities with carrying values of approximately $75,608,000 and $12,057,200 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

    At December 31, 2000, the Company held a Southern California Edison ("SCE") corporate bond in its held to maturity portfolio with amortized cost of approximately $1,000,000. On January 15, 2001, such investment matured, and SCE defaulted on the repayment. The Company wrote down its cost basis on the investment to fair value, recognizing a loss of approximately $3,000 at December 31, 2000, as the Company's management considered such decline of market value as an other than temporary condition.

4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

    Loans receivable consist of the following at December 31:

                                                               2000           1999
                                                           ------------   ------------
Commercial loans.........................................  $378,246,515   $260,455,798
Real estate loans........................................   204,544,860    169,142,247
Installment loans........................................    38,485,921     38,682,397
                                                           ------------   ------------
                                                            621,277,296    468,280,442

Allowance for loan losses................................   (11,975,589)   (10,623,544)
Deferred loan fees.......................................    (1,626,186)    (1,507,790)
                                                           ------------   ------------
Loans receivable, net....................................  $607,675,521   $456,149,108
                                                           ============   ============

    At December 31, 2000 and 1999, the Company serviced loans sold to unaffiliated parties in the amounts of approximately $66,983,000 and $54,413,000, respectively.

    Management believes that, as of December 31, 2000, the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management's estimates are based on previous loan loss experience; volume, growth, and composition of the loan portfolio; the value of collateral; and current economic conditions. The Company's lending is concentrated in consumer, commercial, construction, and real estate loans in greater Los Angeles. Although management believes the level of the allowance as of December 31, 2000 and 1999 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date.

    Activity in the allowance for loan losses is as follows:

                                                   2000          1999          1998
                                                -----------   -----------   -----------
Balance, beginning of year....................  $10,623,544   $10,423,425   $ 9,346,879
Provision for loan losses.....................    2,250,000     1,000,000     3,050,000
Allowance acquired in business acquisition....                                1,305,249
Loans charged off.............................   (1,782,054)   (2,001,442)   (4,486,253)
Recoveries of charge-offs.....................      884,099     1,201,561     1,207,550
                                                -----------   -----------   -----------
Balance, end of year..........................  $11,975,589   $10,623,544   $10,423,425
                                                ===========   ===========   ===========

    At December 31, 2000 and 1999, the Company had classified approximately $5,764,000 and $3,721,000, respectively, of its loans as impaired with specific reserves of $1,625,429 and $1,206,283, respectively. Impaired loans without specific reserves at December 31, 1999 were approximately $155,000. There were no impaired loans without specific reserves at December 31, 2000. The average recorded investment in impaired loans during the years ended December 31, 2000, 1999, and 1998 approximated $11,012,000, $5,746,000, and $7,956,000, respectively. Interest income of approximately $1,123,000, $585,000, and $572,000 was recognized on impaired loans during the years ended December 31, 2000, 1999, and 1998, respectively.

    The following is an analysis of all loans to officers and directors of the Company and their affiliates. All such loans were made under terms that are consistent with the Company's normal lending policies.

                                                                 2000          1999
                                                              -----------   ----------
Outstanding balance, beginning of year......................  $ 7,753,456   $4,440,405
Credit granted, including renewals..........................      323,841    3,485,574
Repayments..................................................   (1,041,532)    (172,523)
                                                              -----------   ----------
Outstanding balance, end of year............................  $ 7,035,765   $7,753,456
                                                              ===========   ==========

    Income from these loans totaled approximately $712,304 and $667,909 for the years ended December 31, 2000 and 1999, respectively, and is reflected in the accompanying consolidated statements of operations.

5.  PREMISES AND EQUIPMENT

    The following is a summary of the major components of premises and equipment as of December 31:

                                                                2000          1999
                                                             -----------   -----------
Land.......................................................  $ 1,819,884   $ 3,653,319
Building and building improvements.........................    3,011,965     5,294,787
Furniture and equipment....................................    5,341,139     4,901,549
Leasehold improvements.....................................    3,587,894     2,485,176
                                                             -----------   -----------
                                                              13,760,882    16,334,831
Accumulated depreciation and amortization..................   (7,071,510)   (7,395,793)
                                                             -----------   -----------
                                                             $ 6,689,372   $ 8,939,038
                                                             ===========   ===========

6.  DEPOSITS

    Time deposits by maturity are as follows at December 31, 2000 and 1999:

                                                               2000           1999
                                                           ------------   ------------
Less than three months...................................  $243,483,339   $158,214,065
After three to six months................................   144,843,606     74,106,190
After six months to twelve months........................   114,293,826     78,512,613
After twelve months......................................    27,527,967      3,354,053
                                                           ------------   ------------
Total....................................................  $530,148,738   $314,186,921
                                                           ============   ============

    A summary of interest expense on deposits is as follows for the years ended December 31, 2000, 1999, and 1998:

                                           2000          1999          1998
                                        -----------   -----------   -----------
Money market checking.................  $ 3,842,458   $ 3,478,708   $ 2,511,924
Savings...............................    2,321,773     2,034,758     2,111,181
Time deposits of $100,000 or more.....   10,113,544     6,090,687     4,696,245
Other time deposits...................   14,613,464     7,242,709     6,410,826
                                        -----------   -----------   -----------
Total.................................  $30,891,239   $18,846,862   $15,730,176
                                        ===========   ===========   ===========

7.  INCOME TAXES

    A summary of income tax provision (benefit) for 2000, 1999, and 1998 follows:

                                             2000          1999          1998
                                          -----------   -----------   ----------
Current:
  Federal...............................  $ 9,248,931   $ 7,578,454   $4,535,301
  State.................................    2,770,545     2,016,010    1,059,055
                                          -----------   -----------   ----------
                                           12,019,476     9,594,464    5,594,356
                                          -----------   -----------   ----------
Deferred:
  Federal...............................   (1,149,826)   (1,004,360)    (324,207)
  State.................................      (82,194)       91,896      (63,149)
                                          -----------   -----------   ----------
                                           (1,232,020)     (912,464)    (387,356)
                                          -----------   -----------   ----------
Provision for income taxes..............  $10,787,456   $ 8,682,000   $5,207,000
                                          ===========   ===========   ==========

    As of December 31, 2000 and 1999, the federal and state deferred tax assets (liabilities) are as follows:

                                                          2000         1999
                                                       ----------   ----------
Deferred tax assets:
  Loan loss provision................................  $4,116,623   $2,979,637
  Unrealized loss on available-for-sale and
    interest-only securities.........................     213,382    1,992,834
  Depreciation.......................................     264,197      457,424
  State taxes........................................     750,995      515,675
                                                       ----------   ----------
                                                        5,345,197    5,945,570
                                                       ----------   ----------
Deferred tax liabilities:
  Purchase accounting................................    (248,182)    (252,257)
  Others.............................................     (36,559)     (85,425)
                                                       ----------   ----------
                                                         (284,741)    (337,682)
                                                       ----------   ----------
                                                       $5,060,456   $5,607,888
                                                       ==========   ==========

    A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

                                                            2000          1999          1998
                                                          --------      --------      --------
Statutory tax (benefit) rate............................    35.0%         35.0%         35.0%
State taxes, net of federal tax benefits................     6.8           6.6           4.5
Other...................................................    (0.8)          0.4          (3.5)
                                                            ----          ----          ----
                                                            41.0%         42.0%         36.0%
                                                            ====          ====          ====

8.  SHAREHOLDERS' EQUITY

    The Bank adopted a Stock Option Plan (the "Plan") in 1992, which was replaced by the Hanmi Financial Corporation Year 2000 Stock Option Plan, under which options to purchase shares of the Company's common stock may be granted to key employees. The Plan provides that the option price shall not be less than the fair value of the Company's stock on the effective date of the grant. After ten years from grant, all unexercised options will expire.

    The following is a summary of the transactions under the stock option plan described above:

                                                     2000                    1999                    1998
                                             ---------------------   ---------------------   ---------------------
                                                         WEIGHTED                WEIGHTED                WEIGHTED
                                                          AVERAGE                 AVERAGE                 AVERAGE
                                                         EXERCISE                EXERCISE                EXERCISE
                                              NUMBER       PRICE      NUMBER       PRICE      NUMBER       PRICE
                                             OF SHARES   PER SHARE   OF SHARES   PER SHARE   OF SHARES   PER SHARE
                                             ---------   ---------   ---------   ---------   ---------   ---------
Options outstanding, beginning of year.....   247,359     $13.75      162,955     $15.96      372,610     $11.16
Prorate effect on options, due to
  stock dividend...........................    27,210      12.39       17,925      14.38       33,535      10.24
Options granted............................   250,000      14.25      122,735      15.15
Options exercised..........................                           (24,198)     11.16     (210,990)      4.87
Options cancelled/expired..................   (19,158)     13.43      (32,058)     14.03      (32,200)     16.51
                                              -------                --------                --------
Options outstanding, end of year...........   505,411      13.27      247,359      13.75      162,955      15.96
                                              =======                ========                ========
Options exercisable at year-end............   169,306      12.07      139,941      13.39       71,133      15.67
                                              =======                ========                ========

                                       OPTIONS                         OPTIONS
                                     OUTSTANDING                     EXERCISABLE
                         ------------------------------------   ----------------------
                                        WEIGHTED
                                         AVERAGE     WEIGHTED                 WEIGHTED
                                        REMAINING    AVERAGE                  AVERAGE
       RANGE OF            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
   EXERCISE PRICES       OUTSTANDING      LIFE        PRICE     OUTSTANDING    PRICE
----------------------   -----------   -----------   --------   -----------   --------
$11.45 - $12.48             188,811    7.24 years    $ 11.69      133,786      $11.58
$13.29                       33,300       8.83         13.29       22,200       13.29
$14.25 - $14.86             283,300       9.59         14.32       13,320       14.86
                         ----------                               -------
                            505,411    8.66 years      13.27      169,306       12.07
                         ==========                               =======

    Had compensation cost for the Company's stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the fair value method of

SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2000, 1999, and 1998 would have been reduced to the pro forma amounts indicated below:

                                            2000          1999          1998
                                         -----------   -----------   ----------
Net income:
  As reported..........................  $15,523,413   $12,005,738   $9,264,397
  Pro forma............................  $15,341,482   $11,677,320   $9,153,644

Earnings per share:
  As reported:
    Basic..............................  $      2.09   $      1.62   $     1.31
    Diluted............................  $      2.08   $      1.62   $     1.31

  Pro forma:
    Basic..............................  $      2.07   $      1.58   $     1.29
    Diluted............................  $      2.06   $      1.57   $     1.29

    The estimated fair value of options granted was $4.01 per share in 2000 and $3.86 per share in 1999. No options were granted in 1998.

    The weighted-average fair value of options granted under the Company's fixed stock option plan in 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 14 percent and 21 percent in 2000 and 1999, respectively, expected lives of five years and three to five years in 2000 and 1999, respectively, and risk-free interest rate of 6.10 percent and 6.37 percent in 2000 and 1999, respectively.

9.  REGULATORY MATTERS

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2000 and 1999, the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the institution's category.

    The actual capital ratios of the Company and the Bank at December 31 are as follows:

                                                                      FOR CAPITAL
                                     ACTUAL                        ADEQUACY PURPOSES
                               -------------------      ----------------------------------------
                                AMOUNT     RATIO         AMOUNT                RATIO
                               --------   --------      --------   -----------------------------
                                                    (DOLLARS IN THOUSANDS)
As of December 31, 2000:
  Total capital (to
    risk-weighted assets)
    Company..................  $93,565     12.37%       $60,511        greater than/equal to 8.0%
    Bank.....................  $92,835     12.27%       $60,528        greater than/equal to 8.0%
  Tier I capital (to
    risk-weighted assets)
    Company..................  $84,078     11.11%       $30,271        greater than/equal to 4.0%
    Bank.....................  $83,348     11.02%       $30,253        greater than/equal to 4.0%
  Tier I capital (to average
    assets)
    Company..................  $84,078      8.46%       $39,753        greater than/equal to 4.0%
    Bank.....................  $83,348      8.39%       $39,736        greater than/equal to 4.0%
As of December 31, 1999:
  Total capital (to
    risk-weighted assets)
    Bank.....................  $74,967     13.88%       $43,207        greater than/equal to 8.0%
  Tier I capital (to
    risk-weighted assets)
    Bank.....................  $68,216     12.63%       $21,603        greater than/equal to 4.0%
  Tier I capital (to average
    assets)
    Bank.....................  $68,216      9.20%       $29,648        greater than/equal to 4.0%

                                           TO BE CATEGORIZED
                                          AS WELL CAPITALIZED
                                        UNDER PROMPT CORRECTIVE
                                           ACTION PROVISIONS
                               -----------------------------------------
                                AMOUNT                RATIO
                               --------   ------------------------------
                                        (DOLLARS IN THOUSANDS)
As of December 31, 2000:
  Total capital (to
    risk-weighted assets)
    Company..................                                        N/A
    Bank.....................  $75,660        greater than/equal to 10.0%
  Tier I capital (to
    risk-weighted assets)
    Company..................                                        N/A
    Bank.....................  $45,380         greater than/equal to 6.0%
  Tier I capital (to average
    assets)
    Company..................                                        N/A
    Bank.....................  $49,671         greater than/equal to 5.0%
As of December 31, 1999:
  Total capital (to
    risk-weighted assets)
    Bank.....................  $54,008        greater than/equal to 10.0%
  Tier I capital (to
    risk-weighted assets)
    Bank.....................  $32,405         greater than/equal to 6.0%
  Tier I capital (to average
    assets)
    Bank.....................  $37,059         greater than/equal to 5.0%

    The average reserve balances required to be maintained with the Federal Reserve Bank were approximately $1,141,244 and $9,235,550 for the years ended December 31, 2000 and 1999, respectively.

10.  EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators (adjusted for the 2000 stock dividend) of the basic and diluted per share computations at December 31, 2000, 1999, and 1998:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                             INCOME         SHARES       PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                           -----------   -------------   ---------
2000
Basic EPS--
  Income available to common shareholders................  $15,523,413     7,423,405      $ 2.09

Effect of Dilutive Securities--
  Options................................................                     23,191       (0.01)
                                                           -----------     ---------      ------
Diluted EPS--
  Income available to common shareholders................  $15,523,413     7,446,596      $ 2.08
                                                           ===========     =========      ======

1999
Basic EPS--
  Income available to common shareholders................  $12,005,738     7,401,261      $ 1.62

Effect of Dilutive Securities--
  Options................................................                     21,085
                                                           -----------     ---------      ------

Diluted EPS--
  Income available to common shareholders................  $12,005,738     7,422,346      $ 1.62
                                                           ===========     =========      ======

1998

Basic EPS--
  Income available to common shareholders................  $ 9,264,397     7,081,136      $ 1.31

Effect of Dilutive Securities--
  Options................................................                      2,094
                                                           -----------     ---------      ------

Diluted EPS--
  Income available to common shareholders................  $ 9,264,397     7,083,230      $ 1.31
                                                           ===========     =========      ======

11.  RETIREMENT PLAN

    The Company has a profit sharing and a 401(k) plan for the benefit of substantially all of its employees. Contributions to the profit sharing plan are determined by the Board of Directors. No contributions were made in 2000, 1999, and 1998.

    The Company matches 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participants' annual compensation. The Company made contributions to the 401(k) plan for the years ended December 31, 2000, 1999, and 1998 of approximately $383,000, $254,000, and $190,000, respectively.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

    At December 31, 2000, the Bank has two off-balance-sheet interest rate swap agreements, wherein the Bank receives fixed interest rates of 7.25 percent and
7.5 percent, at monthly and semiannual intervals, respectively, and pays one-month LIBOR-based floating rates, at monthly intervals on both, on notional amounts of $10,000,000 each. At December 31, 2000, the one-month LIBOR-based floating rates were 6.54 percent and 6.61 percent. Net interest income from the interest rate swaps was

$119,673 for the year ended December 31, 2000. These contracts are scheduled to mature in August 2005 and September 2005, respectively.

13.  COMMITMENTS AND CONTINGENCIES

    The Company leases its premises under noncancelable operating leases. At December 31, 2000, future minimum rental commitments under these leases and other operating leases are as follows:

YEAR                                                       AMOUNT
----                                                     -----------
2001...................................................  $ 1,661,662
2002...................................................    1,493,396
2003...................................................    1,383,782
2004...................................................      935,635
2005...................................................      749,853
Thereafter.............................................    7,244,576
                                                         -----------
                                                         $13,468,904
                                                         ===========

    Rental expense recorded under such leases in 2000, 1999, and 1998 amounted to approximately $1,287,000, $1,112,000, and $971,000, respectively.

    In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management's opinion, the final disposition of all such claims will not have a material adverse effect on the financial position and results of operations of the Company.

    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty.

    Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties. At
December 31, 2000 and 1999, the Bank had commitments to extend credit of approximately $92,540,000 and $70,208,000, obligations under standby letters of credit of approximately $5,533,000 and $3,277,000, commercial letters of credit of approximately $25,496,000 and $19,433,000, and commitments for credit card loans of approximately $2,004,000 and $1,554,000, respectively.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value.

    Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts:

                                             DECEMBER 31, 2000             DECEMBER 31, 1999
                                        ---------------------------   ---------------------------
                                          CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                           AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                        ------------   ------------   ------------   ------------
Assets:
  Cash and cash equivalents...........  $176,107,120   $176,107,120   $ 63,476,084   $ 63,476,084
  Interest-bearing deposits in other
    financial institutions............                                     100,000        100,000
  Federal Reserve Bank stock..........     1,954,350      1,954,350      1,686,400      1,686,400
  Federal Home Loan Bank stock........       693,290        693,290
  Securities held to maturity.........    22,327,268     22,196,256     66,223,744     66,096,359
  Securities available for sale.......   183,667,407    183,667,407    105,014,142    105,014,142
  Interest-only strips................       393,611        393,611        352,330        352,330
  Loans receivable, net...............   607,675,521    611,050,000    456,149,108    445,341,000
  Loans held for sale.................    12,846,294     13,553,000     18,500,604     19,794,000
  Accrued interest receivable.........     6,851,654      6,851,654      4,961,222      4,961,222
  Interest rate swaps gain............                       23,609

Liabilities:
  Noninterest-bearing deposits........  $239,843,517   $239,843,517   $193,164,758   $193,164,758
  Interest-bearing deposits...........   694,737,686    706,408,000    462,565,266    452,782,000
  Securities sold under repurchase
    agreement.........................                                   5,891,500      5,891,500
  Treasury, tax, and loan
    remittances.......................     2,301,839      2,301,839      4,500,000      4,500,000
  Accrued interest payable............     6,379,466      6,379,466      3,156,828      3,156,828

    The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

    CASH AND CASH EQUIVALENTS--The carrying amounts approximate fair value due to the short-term nature of these instruments.

    INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS--The carrying amounts approximate fair value due to the short-term nature of these investments.

    SECURITIES--The fair value of securities is generally obtained from market bids from similar or identical securities, or obtained from independent securities brokers or dealers.

    INTEREST-ONLY STRIPS--The fair value of interest-only strips is calculated by Company management based on the present value of the excess of total servicing fees over the contractually specified servicing fees, discounted at the rate of the related note plus one percent.

    LOANS--Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The fair value of nonperforming loans at December 31, 2000 and 1999 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

    FEDERAL RESERVE BANK STOCK--The carrying amount approximates fair value, as the stocks may be sold back to the Federal Reserve Bank at carrying value.

    FEDERAL HOME LOAN BANK STOCK--The carrying amount approximates fair value, as the stocks may be sold back to the Federal Home Loan Bank at carrying value.

    DEPOSITS--The fair value of nonmaturity deposits is the amount payable on demand at the reporting date. Nonmaturity deposits include noninterest-bearing demand deposits, savings accounts, super NOW accounts, and money market demand accounts. Discounted cash flows have been used to value term deposits such as certificates of deposit. The discount rate used is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term. The carrying amount of accrued interest payable approximates its fair value.

    SECURITIES SOLD UNDER REPURCHASE AGREEMENTS--The carrying amounts approximate fair value due to the short-term nature of these instruments.

    TREASURY, TAX, AND LOAN REMITTANCES--The carrying amounts approximate fair value due to the short-term nature of these instruments.

    LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT--The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans. The fair value of loan commitments and standby letters of credit is immaterial at December 31, 2000 and 1999.

    INTEREST RATE SWAPS GAIN--The fair value of interest rate swaps is based on the quoted market prices obtained from an independence pricing service.

    The fair value estimates presented herein are based on pertinent information available to management at December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data follows:

                                                                   THREE MONTHS ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
2000
Net interest income...............................   $9,404    $10,368       $10,370       $11,482
Provision for credit losses.......................      400        600           600           650
Net income........................................    3,660      3,753         3,847         4,263
Basic earnings per common share...................     0.49       0.51          0.52          0.57
Diluted earnings per share........................     0.49       0.50          0.52          0.57

1999
Net interest income...............................   $7,777    $ 7,998       $ 8,732       $ 9,265
Provision for credit losses.......................      400                                    600
Net income........................................    2,928      3,184         3,202         2,692
Basic earnings per common share...................     0.40       0.43          0.43          0.36
Diluted earnings per share........................     0.40       0.43          0.43          0.36

16.  BUSINESS SEGMENT INFORMATION

    The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services ("TFS"), and SBA. The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

    BANK OPERATIONS--The Bank provides lending products, including commercial, installment, and real estate loans, to its customers.

    TRADE FINANCE SERVICES--The Trade Finance Services department allows the Company's import/ export customers to handle their international transactions. TFS products include the issuance and collection of letters of credit, international collection, and import/export financing.

    SMALL BUSINESS ADMINISTRATION LENDING SERVICES--The SBA department provides customers of the Bank access to the U.S. SBA guaranteed lending program.

                                               BUSINESS SEGMENT
                              ---------------------------------------------------
                                BANKING
                              OPERATIONS       TFS          SBA         COMPANY
2000                          -----------   ----------   ----------   -----------
Net interest income.........  $36,366,228   $1,688,421   $3,569,543   $41,624,192
Less provision for loan
  losses....................    1,002,066       89,370    1,158,564     2,250,000
Other operating income......   10,908,091    2,485,481    1,317,300    14,710,872
                              -----------   ----------   ----------   -----------
Net revenue.................   46,272,253    4,084,532    3,728,279    54,085,064
Other operating expenses....   24,513,949    1,591,890    1,668,356    27,774,195
                              -----------   ----------   ----------   -----------
Earnings before taxes.......  $21,758,304   $2,492,642   $2,059,923   $26,310,869
                              ===========   ==========   ==========   ===========

                                             BUSINESS SEGMENT
                          -------------------------------------------------------
                            BANKING
                           OPERATIONS        TFS           SBA         COMPANY
1999                      ------------   -----------   -----------   ------------
Net interest income.....  $ 29,655,386   $ 1,335,736   $ 2,781,041   $ 33,772,163
Less provision for loan
  losses................       970,672                      29,328      1,000,000
Other operating
  income................     9,585,732     1,947,664       988,312     12,521,708
                          ------------   -----------   -----------   ------------
Net revenue.............    38,270,446     3,283,400     3,740,025     45,293,871
Other operating
  expenses..............    20,806,576     1,707,090     2,092,467     24,606,133
                          ------------   -----------   -----------   ------------
Earnings before taxes...  $ 17,463,870   $ 1,576,310   $ 1,647,558   $ 20,687,738
                          ============   ===========   ===========   ============
Total assets............  $655,511,868   $26,688,760   $58,058,817   $740,259,445
                          ============   ===========   ===========   ============

                                             BUSINESS SEGMENT
                          -------------------------------------------------------
                            BANKING
                           OPERATIONS        TFS           SBA         COMPANY
1998                      ------------   -----------   -----------   ------------
Net interest income.....  $ 23,577,235   $ 1,599,819   $ 1,821,091   $ 26,998,145
Less provision for loan
  losses................     2,893,285           676       156,039      3,050,000
Other operating
  income................     6,990,284     1,917,289     1,397,696     10,305,269
                          ------------   -----------   -----------   ------------
Net revenue.............    27,674,234     3,516,432     3,062,748     34,253,414
Other operating
  expenses..............    16,628,537     1,792,272     1,361,208     19,782,017
                          ------------   -----------   -----------   ------------
Earnings before taxes...  $ 11,045,697   $ 1,724,160   $ 1,701,540   $ 14,471,397
                          ============   ===========   ===========   ============
Total assets............  $597,421,594   $26,992,258   $26,350,664   $650,764,516
                          ============   ===========   ===========   ============

17.  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                     STATEMENT OF FINANCIAL CONDITION
Assets:
  Cash......................................................  $   768,958
  Investment in Hanmi Bank..................................   85,665,509
                                                              -----------
Total assets................................................  $86,434,467
                                                              ===========
Liabilities.................................................  $    38,440
Shareholders' equity........................................   86,396,027
                                                              -----------
Total liabilities and shareholders' equity..................  $86,434,467
                                                              ===========

                         STATEMENT OF OPERATIONS

Equity in earnings of Hanmi Bank............................  $15,571,619
Other expense, net..........................................      (48,206)
                                                              -----------
Net income..................................................  $15,523,413
                                                              ===========

                         STATEMENT OF CASH FLOWS

Cash flows from operating activities:
  Net income................................................  $15,523,413
                                                              -----------
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Earnings of Hanmi Bank..................................  (15,571,619)
    Increase in liabilities.................................       38,440
                                                              -----------
  Total adjustments.........................................  (15,533,179)
  Net cash used in operating activities.....................       (9,766)
                                                              -----------
Cash flows from investing activities--Dividends received
  from Hanmi Bank...........................................      500,000
                                                              -----------
  Net cash provided by investing activities.................      500,000
                                                              -----------
Cash flows from financing activities--Proceeds from issuance
  of common stocks..........................................      278,724
                                                              -----------
  Net cash provided by financing activities.................      278,724
                                                              -----------
Net increase in cash........................................      768,958
Cash, beginning of year.....................................           --
                                                              -----------
Cash, end of year...........................................  $   768,958
                                                              ===========

                                     ******

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 26, 2001.

                                                       HANMI FINANCIAL CORPORATION

                                                       By:             /s/ CHUNG HOON YOUK
                                                            -----------------------------------------
                                                                         Chung Hoon Youk
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2001.

/s/ CHUNG HOON YOUK                                    /s/ YOUNG KU CHOE
-------------------------------------------            -------------------------------------------
Chung Hoon Youk                                        Young Ku Choe
PRESIDENT AND CHIEF EXECUTIVE OFFICER (PRINCIPAL       SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
EXECUTIVE OFFICER)                                     OFFICER(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ EUNG KYUN AHN                                      /s/ RICHARD B. C. LEE
-------------------------------------------            -------------------------------------------
Eung Kyun Ahn                                          Richard B. C. Lee

/s/ I JOON AHN                                         /s/ STUART S. AHN
-------------------------------------------            -------------------------------------------
I Joon Ahn                                             Stuart S. Ahn

/s/ GEORGE S. CHEY                                     /s/ CHANG KYU PARK
-------------------------------------------            -------------------------------------------
George S. Chey                                         Chang Kyu Park

/s/ KI TAE HONG                                        /s/ JOSEPH K. RHO
-------------------------------------------            -------------------------------------------
Ki Tae Hong                                            Joseph K. Rho

/s/ JOON H. LEE                                        /s/ WON R. YOON
-------------------------------------------            -------------------------------------------
Joon H. Lee                                            Won R. Yoon

                                 EXHIBIT INDEX

EXHIBIT NUMBER
--------------
   2                    Plan of Reorganization and Merger Agreement between Hanmi
                        Financial Corporation ("Registrant"), Hanmi Bank, and
                        Hanmi Merger Co., Inc.(1)

   3(i)                 Certificate of Incorporation of the Registrant(1)

   3(ii)                Bylaws of the Registrant(1)

   4.1                  Specimen certificate of registrant(1)

   10.1                 Employment Agreement with Chung Hoon Youk(1)

   10.2                 Hanmi Financial Corporation Year 2000 Stock Option(1)

   21                   Subsidiaries of the Registrant(1)

   23.1                 Consent of Deloitte & Touche LLP

------------------------

(1) Previously filed and incorporated by reference herein from Registrant's Registration Statement on Form S-4 (No. 333-32770).