Form 10-Q
period 2001-03-31
HANMI FINANCIAL CORP
filed 2001-05-15
CIK 1109242

Use these links to rapidly review the document
FORM 10-Q INDEX HANMI FINANCIAL CORPORATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Hanmi Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4788120 (IRS Employer Identification Number)
3660 Wilshire Boulevard, Suite PH-A, Los Angeles, California (Address of Principal executive offices)	90010 (Zip Code)

(213) 382-2200
(Registrant's telephone number, including area code)

Not Applicable
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

Yes /x/            No / /

    As of March 31, 2001, there were approximately 7,430,490 outstanding shares of the issuer's Common Stock, with par value of $0.001.

FORM 10-Q

INDEX

HANMI FINANCIAL CORPORATION

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in Thousands)	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Cash and due from banks	64,807	68,499
Federal funds sold	67,200	52,700
Short-term commercial paper	—	54,908

Cash and cash equivalents	132,007	176,107

Federal Reserve Bank stock	1,954	1,954
Federal Home Loan Bank stock	707	693
Investment securities held to maturity, at amortized cost (fair value: March 31, 2001-$21,584; December 31, 2000-$22,196)	21,372	22,327
Investment securities available-for-sale, at fair value	228,142	183,668
Loans receivable, net of allowance for loan losses:
March 31, 2001- $12,084; December 31, 2000-$11,976	640,818	607,676
Loan held for sale	14,653	12,846
Due from customers on acceptances	3,786	2,234
Bank premises and equip.	6,863	6,689
Accrued interest receivable	6,786	6,852
Other real estate owned	291	—
Deferred income taxes	3,802	5,060
Servicing assets	1,541	1,556
Goodwill and intangible assets	2,370	2,432
Other assets	4,592	4,516

Total	1,069,684	1,034,610

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	241,304	239,844
Interest-bearing
Savings	72,134	70,985
Time deposit $100,000 and over	280,299	247,584
Other time deposits	272,767	282,564
Money market checking	92,594	93,604

Total deposits	959,098	934,581

Accrued interest payable	6,422	6,379
Acceptances outstanding	3,786	2,234
Other borrowed funds	4,500	2,302
Other liabilities	3,862	2,718

Total liabilities	977,668	948,214

Common stock, $.001 par value; authorized, 10,000,000 shares; issued and outstanding, 8,324,581 shares and 7,434,457 shares at March 31, 2001 and December 31, 2000, respectively	8	7
Additional paid in capital	80,566	65,415
Accumulated other comprehensive income
Unrealized gain (loss) on securities available-for-sale, net of taxes of $1,084 and $(174) in March 31, 2001 and December 31, 2000, respectively	1,594	(243)
Unrealized gain (loss) on interest-only strips, net of taxes of $(39) and $(39) in March 31, 2001 and December 31, 2000, respectively	(55)	(55)
Retained earnings	9,903	21,272

Total shareholders' equity	92,016	86,396

Total	1,069,684	1,034,610

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	For Three Months ended
(Amounts in thousands, except per share data)	March 31, 2001	March 31, 2000
	(Unaudited)
Interest income
Interest and fees on loans	15,630	12,427
Interest on investments	4,101	2,590
Interest on Federal funds sold	841	319

Total interest income	20,572	15,336
Interest expense	9,952	5,932

Net interest income before provision for loan losses	10,620	9,404
Provision for loan losses	50	400

Net interest income after provision for loan losses	10,570	9,004
Non-interest income
Service charges on deposit accounts	2,356	2,235
Gain on sales of SBA loans	134	490
Net Gains on sale of available-for-sale securities	113	—
Trade finance related fees	370	389
Remittance fees	224	223
Other service charges and fees	10	11
Other income	61	117

Total noninterest income	3,268	3,465
Noninterest expenses
Salaries & employee benefits	3,800	3,193
Occupancy and equipment	937	764
Data processing	542	505
Supplies and communications	319	328
Professional fees	113	180
Advertising and promotion	436	315
Loan referral fee	121	172
Other operating	938	700

Total noninterest expenses	7,206	6,157

Income before income taxes provision	6,632	6,312
Income taxes provision	2,686	2,652

Net income	3,946	3,660

Earnings per share:
Basic	0.47	0.44
Diluted	0.47	0.44

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
OR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2001	March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,946	$3,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	253	241
Amortization of goodwill	62	62
Provision for loan losses	50	400
Provision for other real estate owned losses	40	—
Federal Home Loan Bank stock dividend	(14)	—
Gain on sale of securities available-for-sale	(263)	—
Impairment loss on security held-to-maturity	150	—
Gain on sale of loans	(134)	(490)
Loss on disposal of fixed assets	13	—
Origination of loans held-for-sale	(5,022)	(6,729)
Proceeds from sale of loans held-for-sale	3,350	9,800
Change in:
Accrued interest receivable	66	152
Other assets	(63)	(581)
Accrued interest payable	43	357
Other liabilities	1,145	2,483

Net cash provided by operating activities	3,621	9,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from interest-bearing deposits	—	100
Proceeds from sale, matured or called investment securities available-for-sale	25,191	6,365
Proceeds from matured or called investment securities held-to-maturity	1,493	16,313
Net increase in loans receivable	(33,523)	(56,145)
Purchase of securities available-for-sale	(66,306)	(1,297)
Purchase of securities held-to-maturity	(688)	—
Purchases of premises and equipment	(440)	(265)

Net cash used in investing activities	(74,273)	(34,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	24,517	73,115
Proceeds from exercise of stock options	187	—
Repurchase of common stock	(345)	—
Stock dividend paid in cash for fractional shares	(5)	(3)
Payment made on other borrowing	0	(5,892)
Proceeds from other borrowed funds	2,198	—

Net cash provided by financing activities	26,552	67,220

NET INCREASE IN CASH AND CASH EQUIVALENTS	(44,100)	41,646
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	176,107	63,476

CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,007	$105,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,909	$5,575
Income taxes paid	4,135	178
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING AND FINANCING ACTIVITIES -
Transfer of retained earning to common stock for stock dividend	$15,316	$8,932
Transfer of loan to other real estate owned	331	—

Notes to Consolidated Financial Statements

Note 1. Hanmi Financial Corporation

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

Note 2. Basis of Presentation

    In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary (the "Company") reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended March 31, 2001 but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

Note 3. Accounting Matters

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

    No transition adjustment was required at January 1, 2001. The swaps existing at January 1, 2001 were terminated during the quarter with an insignificant effect on earnings. No derivatives were outstanding at March 31, 2001.

Note 4. Subsequent Event—Letter of Intent

    On May 3, 2001, the Company and California Center Bank, Los Angeles, California ("CCB"), executed a letter of intent in which CCB will be acquired by the Company. The letter provides that the common shareholders, including option holders, of CCB will receive an aggregate cash consideration equal to 2.3 times the shareholders' equity of CCB at the end of the month prior to closing, excluding any funds from the exercise of stock options between April 1, 2001 and closing. Based upon the shareholders' equity of CCB at March 31, 2001, each shareholder would be entitled to approximately $17.00 per share. The final consideration is subject to possible adjustment after due diligence by HFC.

    The transaction is subject to certain contingencies including the execution of a final definitive merger agreement, the Company obtaining necessary financing after a definitive agreement is executed, approval or non-objection by the applicable federal regulatory agencies, approval by the shareholders of CCB and the Company (if necessary), and completion of an acceptable due diligence examination of CCB by the Company. The merger, which would be accounted for as a purchase, is expected to close in the fourth quarter of 2001. At closing, CCB will be merged with and into Hanmi Bank and will operate under the name "Hanmi Bank." Based on CCB's shareholders' equity at March 31, 2001, the merger is valued at approximately $103 million. At March 31, 2001, CCB had approximately $480 million in assets and approximately $421 million in deposits.

    Furthermore, between the date of the letter of intent and the signing of a definitive merger agreement or the termination of the letter of intent, if either party receives an unsolicited offer or acquisition proposal, the parties have agreed that the party not receiving the unsolicited offer or acquisition proposal would, under certain circumstances, be entitled to a break-up fee equal to $10,000,000.

Item 2. Management's Discussion and Analysis of Recent Developments

    The following is management's discussion and analysis of the major factors that influenced the Company's results of operations and financial condition for the three months ended March 31, 2001. This analysis should be read in conjunction with the Company's Annual Report included in Form 10-K for the year ended December 31, 2000 and with the unaudited financial statements and notes as set forth in this report.

    The following table sets forth certain selected financial data concerning the Company for the periods indicated (dollars in thousand):

	For the Three Months Ended
	March 31, 2001	March 31, 2000
AVERAGE BALANCES:
Average net loans	$638,976	$502,174
Average investment securities	302,164	189,143
Average assets	1,040,137	766,071
Average deposits	935,408	683,613
Average equity	88,503	72,666
PERFORMANCE RATIOS:
Return on average assets(1)	1.52%	1.91%
Return on average equity(1)	17.84%	20.15%
Efficiency ratio(2)	52.31%	47.84%
Net interest margin(3)	4.45%	5.44%
CAPITAL RATIOS(4)
Leverage capital ratio	8.48%	8.84%
Tier 1 risk-based capital ratio	11.41%	12.19%
Total risk-based capital ratio	12.67%	13.44%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.81%	2.00%
Allowance for loan losses to non-accrual loans	318.84%	262.19%
Total non-performing assets (5) to total assets	0.38%	0.51%

(1)
Calculations are based upon annualized net income.
(2)
Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income excluding net gains on sales of available-for-sale securities.

(3)
Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.
(4)
The required ratios for a "well-capitalized" institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.
(5)
Nonperforming assets consist of nonperforming loans, which include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned.

Forward-Looking Information

    Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. For additional information concerning these factors, see "Interest Rate Risk Management", and "Liquidity and Capital Resources" contained in the Company's annual 10-K.

Dividends

    On February 28, 2001, the Company declared a 12% stock dividend payable on April 4, 2001 to shareholders of record at the close of business on March 14, 2001. Per share data have been retroactively restated to reflect the 12% year 2001 stock dividend. On February 16, 2000, the Company declared an 11% stock dividend payable on April 3, 2000 to shareholders of record at the close of business on March 1, 2000.

Results of Operation

    The Company's net income for the quarter ended March 31, 2001 was $3.9 million or $0.47 per diluted share compared to $3.7 million or $0.44 per diluted share for the quarter ended March 31,2000. The increase in net income for 2001 as compared to 2000 was resulted from the steady growing of loans and interest earning assets as well as reduction of provision for loan losses. The annualized return on average assets was 1.52% for the first quarter of 2001 compared to a return on average assets of 1.91% for the first quarter of 2000, an decrease of 0.39%. The annualized return on average equity was 17.84% for the first quarter of 2001, compared to a return on average equity of 20.15% for the same period in 2000, an decrease of 2.31%.

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

    For the first three months ended March 31, 2001, the Company's net interest income was $10.6 million. This represented an increase of $1.2 million or 12.9% over net interest income of $9.4 million for the three months ended March 31, 2000. Due to a decrease in the Prime interest rate of 1.5% during the first quarter of 2001, the net interest spread decreased to 3.06% for the three months ended March 31, 2001, from 4.02% for the same period in 2000. Accordingly, the net interest margin decreased to 4.47% for the three months ended March 31, 2001, from 5.44% for the same period in 2000.

    Interest income increased $5.2 million or 34.1% to $20.6 million for the three months ended March 31, 2001 from $15.3 million for the three months ended March 31, 2000. This increase was primarily the result of volume growth in interest earning assets due to loan growth attributable to the current economy. Interest-earning assets averaged $950.9 million for the first three months of 2001, which represented an increase of $259.6 million or 37.5%, from $691.3 million for the first three months of 2000.

    The yield on average interest-earning assets decreased to 8.65% for the three months ended March 31, 2001, from a yield of 8.87% for the three months ended March 31, 2000. This decrease is primarily due to a decrease of the Prime interest rate by 1.5% over the first quarter of 2001.

    The Company's interest expense on deposits for the quarter ended March 31, 2001 increased by approximately $4.1 million or 69.5% to $10.0 million from $5.9 million for the quarter ended March 31, 2000. This increase reflected an increase in the average volume of interest-bearing liabilities and interest rates paid to depositors. Average interest-bearing liabilities were $712.0 million for the first quarter of 2001, which represented an increase of $223.1 million or 45.6% from average interest-bearing liabilities of $488.9 million for the first quarter of 2000.

    The cost of average interest-bearing liabilities increased to 5.59% for the first quarter ended March 31, 2001, compared to a cost of 4.85% for the same period of 2000. Even though the Prime interest rate decreased by 1.5% during the first quarter of 2001, the Company has not seen the impact yet, since most of the high interest rate deposits were tied to long term certification of deposits. The Company expects a decrease in the cost of average interest-bearing liabilities in coming quarters.

    The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	For the three months ended March 31,
	Average Balance	2001 Interest Income/ Expense	Average Rate/Yield	Average Balance	2000 Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Assets:
Earning assets:
Net Loans(1)	$638,976	$15,630	9.78%	$502,174	$12,427	9.90%
Municipal securities(2)	24,447	340	5.56%	14,506	204	5.63%
Obligations of other U.S. govt.	67,259	1,046	6.22%	92,816	1,438	6.20%
Other debt securities	151,926	2,548	6.71%	60,364	942	6.24%
Federal funds sold	58,532	841	5.75%	21,357	319	5.97%
Commercial paper	9,779	167	6.85%	6.85%
Interest-earning deposits	—	—	—	125	6	—

Total interest earning assets:	950,919	20,572	8.65%	691,342	15,336	8.87%
Liabilities and Stockholders' Equity:
Interest-bearing liabilities
Deposits:
Money market	$94,408	$770	3.26%	$95,697	$848	3.54%
Savings	70,838	688	3.89%	52,718	485	3.68%
Time certificates of deposits $100,000 or more	259,694	4,292	6.61%	127,419	1,710	5.37%
Other time deposits	284,360	4,165	5.86%	208,817	2,796	5.36%
Other borrowing	2,702	36	5.33%	4,200	93	8.86%

Total interest-bearing liabilities	712,002	9,952	5.59%	488,851	5,932	4.85%

Net interest income		$10,620			$9,404

Net interest spread(3)			3.06%			4.02%
Net interest margin(4)			4.47%			5.44%

(1)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $526 thousand and $356 thousand for the three months ended March 31, 2001 and 2000, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)
Yields on tax-exempt income have not been computed on a tax equivalent basis.

(3)
Represents the average rate earned on interest-bearing assets less the average rate paid to interest-bearing liabilities.

(4)
Represents net interest income as percentage of average interest-earning assets.

    The next table shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	For the three months ended March 31,
	2001 vs. 2000 Increases(Decreases) Due to Change In			2000 vs. 1999 Increases(Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Earning assets—Interest income:
Loans, net(5)	$3,387	(184)	$3,203	$4,193	$(415)	$3,778
Municipal securities(6)	140	(4)	136	46	(5)	41
Obligations of other U.S. govt.	(395)	3	(392)	(219)	9	(210)
Other debt securities	1,429	177	1,606	(493)	44	(449)
Federal funds sold	555	(34)	522	(21)	72	51
Commercial paper	167	0	167	(20)	5	(15)
Interest-earning deposits	(6)	—	(6)	—	—	—

Total	$5,277	$(42)	$5,236	$3,486	$(290)	$3,196
Deposits and borrowed funds:
Interest expense:
Money market deposits	$(11)	(67)	$(78)	$73	$63	$136
Savings deposits	167	37	204	(7)	31	24
Time certificates of deposit $100,000 more	1,776	806	2,582	178	87	265
Other time deposits	1,013	355	1,368	811	240	1,051
Other borrowing	(32)	(24)	(56)	93	—	93

Total	$2,912	$1,108	$4,020	$1,148	$421	$1,569

Change in net interest income	$2,365	$(1,149)	$1,216	$2,338	$(711)	$1,627

Provision for loan losses

    For the three months ended March 31, 2001, the Company made an additional provision of $50 thousand. The Company's management believes that the allowances are sufficient for the inherent losses at March 31, 2001.

Non-interest Income

    Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, on loan servicing (mainly trade finance), and gain on sale of loans and investment securities.

    Non-interest income decreased approximately $197 thousand or 5.67% to $3.3 million for the quarter ended March 31, 2001 from $3.5 million for the same period in 2000. The service charges on deposit accounts increased approximately $121 thousand or 5.40% to $2.4 million for the quarter ended March 31, 2001 from $2.1 million for the same period in 2000. Most of the increase came from the increase in service charges due to growth in transaction accounts.

    Gain on sale of SBA loans decreased approximately $356 thousand or 72.6% during three months ended March 31, 2001 to $134 thousand, compared to $490 thousand during the same period in 2000.

The company sells the guaranteed portion of the SBA loans in government securities secondary markets, while the Company retains servicing rights. During the first quarter of 2001, the secondary market for these loans provided a less favorable premium compared to prior periods and, therefore, the Company held SBA loans in its portfolio. The Company currently plans to sell a significant number of its SBA loans, which were originated in 2000, in coming quarters.

    During the first quarter of 2001, one of the investments with book value of $5.0 million in the available-for-sale portfolio was sold for $5.3 million resulting in a gain of approximately $263 thousand. At March 31, 2001, the Company wrote down Southern California Edison ("SCE") corporate bond's cost basis to fair value, recognizing a loss of $150 thousand, as Company management considered the decline in market value as other than temporary.

    Other income decreased approximately $56 thousand or 47.86% during three months ended March 31, 2001, to $61 thousand from $117 thousand during the same period in 2000. Other income mainly consisted of rental income generated from one of the Company's premises, which was sold in October 2000.

    The breakdown of non-interest income by category is reflected below:

	For the three months ended March 31,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,356	$2,235	121	5.41%
Gain on sale of loans	134	490	(356)	-72.65%
Gain on sale of securities	113	—	113	0.00%
Trade finance related fees	370	389	(19)	-4.88%
Remittance fees	224	223	1	0.45%
Other service charges and fees	10	11	(1)	-9.09%
Other income	61	117	(56)	-47.86%

Total	$3,268	$3,465	(197)	-5.69%

Non-interest Expenses

    Non-interest expenses for the first quarter of 2001 increased approximately $1.0 million or 17.04% to $7.2 million from $6.2 million for the same period in 2000. This increase was primarily due to expanding branch network and internal growth.

    Salaries and employee benefits expenses for the first quarter of 2001 increased approximately $607 thousand or 19% to $3.8 million from $3.2 million for the same period in 2000. This increase was primarily due to expenses associated with annual salary adjustments and addition of new employees to the two new branches established in 2000.

    The occupancy and equipment expenses for the first quarter of 2001 increased approximately $173 thousand or 22.64% to $937 thousand from $764 thousand for the same period in 2000. This increase is also a result of the Company's recent growth and expansion of two new branches as well as annual adjustments of existing leases on the branch premises.

    Professional fees for the first quarter of 2001 decreased by approximately $67 thousand or 37.47% to $113 thousand from $180 thousand during the same period in 2000. Additional expense was incurred in 2000 in connection with incorporation of the holding company.

    Advertising and promotional expenses for the first quarter of 2001 increased by $121 thousand or 38.43% to $436 thousand from $315 thousand during the same period in 2001, due to the introduction of non-depository products and two new branches. Starting this quarter, the Company used television media for broad exposure to its target market.

    Other expenses consist of various operating expenses other than the above mentioned major expenses. Most increases were due to the expansion of the branch network, and associated expenses, including, but not to limit to, security guards expense, armored expense, insurance and regulatory assessment. The expenses increased approximately $238 thousand or 34.04% to $938 thousand from $700 thousand for the same period in 2000.

    The breakdowns on non-interest expenses are summarized as follows;

	For the three months ended March 31,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$3,800	$3,193	607	19.00%
Occupancy and equipment	937	764	173	22.64%
Data processing	542	505	37	7.40%
Supplies and communication	319	328	(9)	-2.71%
Professional fees	113	180	(67)	-37.47%
Advertising and promotion	436	315	121	38.43%
Loan referral fee	121	172	(51)	-29.51%
Other operating	938	700	238	34.04%

Total	$7,206	$6,157	1,049	17.04%

Financial Condition

Summary of Changes in Balance Sheets at March 31, 2001 compared to December 31, 2000

    At March 31, 2001, the Company's total assets increased by $35.1 million or 3.39% to $1,069.7 million from $1,034.6 million at December 31, 2000. Net loans, net of unearned loan fees, the allowance for loan losses and loans held for sale, totaled $640.8 million at March 31, 2001, which represents an increase of $33.1 million or 5.45% from $607.7 million at December 31, 2000. Total deposits also increased by $24.5 million or 2.62% to $959.1 million at March 31, 2001 from $934.6 million at December 31, 2000.

Investment Security Portfolio

    At March 31, 2001, the Company classified its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at March 31, 2001. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company are U.S. agencies, municipal bonds, mortgage-backed securities and corporate bonds.

    As of March 31, 2001, held-to-maturity securities totaled $21.4 million and available-for-sale securities totaled $228.1 million, compared to $22.3 million and $183.7 million at December 31, 2000, respectively.

	At March 31, 2001 (Unaudited)
	Amortized Cost	Fair Value	Urealized Gain(Loss)
HELD-TO-MATURITY
Obligations of state and political subdivisions	$4,324	$4,419	$95
Mortgage-backed securities	4,140	4,172	32
Asset-backed securities	1,007	1,129	122
Other debt securities	11,901	11,864	(37)

Total	$21,372	$21,584	$212

AVAILABLE-FOR-SALE
Obligations of state and political subdivisions	$20,414	$20,910	$496
Obligations of U.S. Governmnet ageny	66,084	66,146	62
Mortgage-backed securities	56,701	57,358	657
Corporate bonds	81,266	82,729	1,463
Other securities	999	999	—

Total	$225,464	$228,142	$2,678

Loan Portfolio

    The Company carries all loans at face amount, less payments collected, net of deferred loan origination fees and costs and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

    The Company's net loans, including loans held for sale, were $655.5 million at March 31, 2001. This represented an increase of $35 million or 5.64% over net loans of $620.5 million at December 31, 2000.

    Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, were approximately $397.6 million at March 31, 2001, which represented an increase of $6.5 million or 1.66% from $391.1 million at December 31, 2000.

    Real estate loans increased by $28.6 million or 14% to $233.1 million at March 31, 2001 from $204.5 million at December 31, 2000. This increase was due to increase in real estate loans including construction loans.

    The following table shows the Company's loan composition by type:

	March 31, 2001	December 31, 2000
	(Unaudited)
Real estate	233,191	204,545
Commercial and industrial(1)	397,554	391,093
Installment Loan	38,478	38,486

Total loan	$669,223	$634,124
Unearned income on loans, net of costs	(1,668)	(1,626)
Less: Allowance for loan losses	(12,084)	(11,976)

Net loans receivable	$655,471	$620,522

(1)
amount includes loans held-for-sale of $14.7 million at March 31, 2001 and $12.8 million at December 31, 2000.

    At March 31, 2001, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $4.1 million. The next table shows the composition of the Company's nonperforming assets as of the dates indicated.

	March 31, 2001 (Unaudited)	December 31, 2000
	(Dollars in thousand)
Nonaccrual loans	$3,089	$2,159
Loan past due 90 days or more, still accruing	701	394
Total Nonperforming Loans	3,790	2,553
Other real estate owned	291

Total Nonperforming Assets	$4,081	$2,553

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

    The allowance for loan losses was $12.1 million at March 31, 2001, compared to $12.0 million at December 31, 2000. The allowance for loan losses was 1.80% of gross loans at March 31, 2001 compared to 1.89% at December 31, 2000. The Company made an additional provision of

$50 thousand in the first quarter of 2001. Including net recoveries of approximately $58 thousand, the allowance increased by over $100 thousand for the quarter. Management believes the level of allowance as of March 31, 2001 is adequate to absorb losses inherent in the loan portfolio.

    The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	March 31, 2001 (Unaudited)	December 31, 2000
	(Dollars in thousand)
Allowance:
Balance—beginning of period	$11,976	$10,624
Loans charged off	290	1,782
Less: Recoveries on loan previous charged off	348	884

Less: Net loan charged-offs	(58)	898
Add: Provision for loan losses	50	2,250

Balance—end of period	12,084	11,976

Asset Quality Ratio:
Net loan charge-offs to average total loans	Not Meaningful	0.16%
Allowance for loan losses to total loans at end of period	1.81%	1.89%
Net loan charge-offs to allowance for loan losses at the end of period	Not Meaningful	7.50%
Allowance for loan losses to nonperforming loans	318.84%	469.10%

Deposits and Other Borrowings

    At March 31, 2001, the Company's total deposits were $959.1 million. This represented an increase of $24.5 million or 2.62%, from total deposits of $934.6 million at December 31, 2000. Demand deposits totaled $241.3 million, representing an increase of approximately $1.5 million or .63% from total demand deposits of $239.8 million at December 31, 2000.

    Time deposits of $100,000 or more totaled $280.3 million at March 31, 2001. This represented an increase of approximately $32.7 million or 13.21%, compared to $247.6 million at December 31, 2000.

Shareholders' Equity and Regulatory Capital

    In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company's capital needs. Total shareholders' equity was $92 million at March 31, 2001. This represented an increase of $5.6 million or 6.48% over total shareholders' equity of $86.4 million at December 31, 2000.

    The Company will need additional capital to finance its proposed acquisition of CCB. The Company currently intends to finance the acquisition of CCB through the issuance of a combination of common and trust preferred shares. This announcement is neither an offer to sell nor a solicitation for an offer to buy securities. Any offering with respect to the proposed issuance(s) will be made only by a prospectus or pursuant to an exemption from registration.

    The regulatory agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    At March 31, 2001, Tier 1 capital, shareholders' equity less intangible assets, was $87.9 million. This represented an increase of $3.3 million or 3.92% over total Tier 1 capital of $84.1 million at December 31, 2000. At March 31, 2001, the Company had a ratio of total capital to total risk-weighted assets of 12.67% and a ratio of Tier 1 capital to total risk weighted assets of 11.41%. The Tier 1 leverage ratio was 8.48% at March 31, 2001.

    The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to regulatory capital requirements for adequacy purposes as of March 31, 2001.

	As of March 31, 2001 (dollars in thousand)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$97,599	12.67%	$61,646	8%	35,953	4.67%
Tier I capital (to risk-weighted assets)	87,937	11.41%	30,823	4%	57,114	7.41%
Tier I capital (to average assets)	87,937	8.48%	41,465	4%	46,472	4.48%

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

    The management of market risk is governed by policies reviewed and approved annually by the Board of Directors ("Board"). The Board delegates responsibility for market risk management to the Asset and Liability Management Committee (ALCO), which is composed of the Company's senior executives and other designated officers. ALCO makes changes in the mix of assets and liabilities. ALCO also reviews and approves market risk-management programs and market risk limits.

    The Company uses various tools to measure existing and potential interest rate risk exposures. Deposit trend analysis, gap analysis, and shock tests are the representative examples of the tools used in risk management.

    The following is the most recent status of gap position.

	Less than 3 Months		3 to 12 Months
	Current Qtr	Previous Qtr	Current Qtr	Previous Qtr
Cumulative Repricing Gap	289,425	262,515	-24,713	-31,862
As % of Total Assets	27.06%	25.37%	-2.31%	-3.08%
As % of Earning Assets	29.37%	27.76%	-2.51%	-3.37%

    The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. The results from the first quarter revealed a comparable position in the less than three months period with cumulative repricing as a percentage of earning assets staying well below the policy guideline of 35%. The three to twelve month period remained liability sensitive with cumulative repricing as a percentage of earning assets at -2.51%.

    The next tabulation is a result of simulations performed by Management to forecast the interest rate impact on the Company's net income and economic value of portfolio equity.

CURRENT EXPOSURE OF THE COMPANY TO
HYPOTHETICAL CHANGES IN INTEREST RATES
(As of March 31, 2001)
(Units: US$ 1,000)

	Projected Changes (%)		Change in Amount		Expected Amount
Change in Interest rate(BPS)	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity
+200	6.78	-19.79	2,811	-19,884	44,288	80,586
+100	3.27	-10.29	1,358	-10,335	42,835	90,134
0	0.0	0.0	0	0	41,477	100,469
-100	-3.65	11.17	-1,512	11,220	39,965	111,689
-200	-7.11	23.32	-2,949	23,433	38,528	123,902

    The results of the rate shock report improved from those of the previous quarter. The projected change in the economic value of equity at a hypothetical 200BPS drop in interest rate improved significantly to 23.32%. This figure was far better than December 2000's 26.2%, which loomed near the policy guideline of 25%. All other figures were well within policy guidelines. The projected changes in net interest income ranged from -7.11% at -200 BPS to 6.78% at +200 BPS. These changes equated to a dollar amount range of -$2.95 million to +$2.81 million. The projected changes for the economic value of equity were -19.79% at +200 BPS and 23.32% at -200 BPS.

    The Company's interest rate and economic outlook predicted that, despite a rate easing of 150 BPS thus far this year, the Fed would cut rates by an additional 50 to 75 BPS in the second quarter. This assumption was based on economic data released in the latter part of the first quarter. Non-farm payroll employment dropped in March with considerable job cuts in the manufacturing and retail sectors. In addition, although the NAPM Survey improved, it remained well below the critical 50% mark. Consumer confidence, consumer spending, and the real estate market remained strong. However, these data and the 150 BPS rate cut have done little to improve the quality in the equity market, prompting analysts to predict further rate cuts by the Fed.

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

    The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Company. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Company, it is recommended for Management to keep enough liquid assets to avoid exposure to higher than feasible liquidity risk.

    The Company's liquid assets include cash and cash equivalents, interest-bearing deposits in corresponding banks, Federal funds sold and securities available-for-sale. The aggregate of these assets totaled $360.1 million at March 31, 2001 compared to $359.8 million at December 31, 2000.

    The Measuring of Liquidity Ratios is composed of Liquid Assets as a percentage of Total Liabilities, Liquid Assets as a percentage of Volatile Liabilities, and Liquid Assets plus Available Credit Line as a percentage of Total Liabilities plus Off-Balance amount. The results of the report are as follows:

	Current	Previous	Variation
Liquid Assets as a percentage of Total Liabilities (20%)	29.34%	32.99%	-3.65%
Liquid Assets as a percentage of Volatile Liabilities (40%)	50.24%	57.50%	-7.26%
(Liquid assets+Available credit line) as a percentage of (Total liabilities+Off-balance amount) (20%)	27.18%	30.46%	-3.28%

    Each of the above positions decreased from the previous quarter, but remained well above policy minimums. Liquid assets as a percentage of total liabilities fell 3.65% due to a decrease in investments and an increase in deposits, namely CD's. Liquid assets as a percentage of volatile liabilities decreased by 7.26% due to an increase in CD's greater than $100,000. Although the Company maintained a lower liquid assets position than the previous quarter, the Company did maintain a strong over-night Fed funds position to offset liquidity risk.

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

    The Company currently uses the interest rate gap to measure interest rate risk. It is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within specified periods. The gap analysis presented next indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $46.5 million at March 31, 2001. The following table shows the Company's gap position as of March 31, 2001.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Non sensitive Account	Total
	(dollars in thousands)
Cash and due from Bank					64,807	64,807
Securities
Fixed	28,411	52,012	121,461	44,339		246,223
Floating	5,952	—	—	—		5,952
Loans
Fixed	12,013	28,312	67,040	56,902		164,267
Floating	485,678	5,092	10,936	—		501,706
Nonaccrual	—	—	—	—	3,250	3,250
Unearned & ALLL	—	—	—	—	(13,752)	(13,752)

Net Loans						655,471
Federal funds sold	67,200	—	—	—	—	67,200
Other assets	3,786	—	—	—	26,244	30,030

Total	603,040	85,416	199,437	101,241	80,549	1,069,683

Cumulative	603,040	688,456	887,893	989,134	1,069,683

Deposit
Demand deposit	16,457	75,763	124,646	24,438		241,304
Interest-bearing
Savings	9,872	22,430	37,909	1,923		72,134
Time deposit $100,000 over	172,830	103,321	4,148	—		280,299
Other time deposits	102,916	165,916	3,802	133		272,767
Money market checking	7,040	32,124	46,664	6,766		92,594
Accrued interest payable	—	—	—		6,422	6,422
Acceptance outstanding	—				3,786	3,786
Securities sold under repo
Other borrowed funds	4,500	—	—	—		4,500
Other liabilities	—	—	—	—	3,862	3,862

Total	313,615	399,554	217,169	33,260	14,069	977,668

Shareholders equity					92,015	92,015

Total	313,615	399,554	217,169	33,260	106,085	1,069,683

	313,615	713,169	930,338	963,598	1,069,683
Cumulative interest rate sensitivity gap ratio (based on total assets)	289,425	(24,713)	(42,445)	25,536	—
as % of total assets	27.06%	-2.31%	-3.97%	2.39%
as % of Earning assets	29.37%	-2.51%	-4.31%	2.59%

PART II

Item 1 Legal Proceedings

    None

Item 2 Changes in Securities

    None

Item 3 Defaults upon Senior Securities

    None

Item 4 Submission of Matters to a vote of Shareholders

    None

Item 5 Other information

    On May 3, 2001, the Company and CCB entered into a letter of intent whereby the Company would acquire CCB. See "Notes to Financial Statements—Note 4—Subsequent Event—Letter of Intent."

Item 6 Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  99.1
  Press Release dated May 9, 2001 (re: Letter of Intent with California Center Bank)

  (b)
  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanmi Financial Corporation
Date: May 14, 2001	By
/s/ YONG KU CHOE Yong Ku Choe Chief Financial Officer (Principal financial or accounting officer and duly authorized signatory)