Form 10-Q
period 2001-06-30
HANMI FINANCIAL CORP
filed 2001-08-14
CIK 1109242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMSSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2001, there were approximately 8,346,192 outstanding shares of the issuer's Common Stock, with par value at $.001.

FORM 10-Q
INDEX
HANMI FINANCIAL CORPORATION

Page
Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition—June 30, 2001 and December 31, 2000	2
Consolidated Statements of Operations—Three and Six Months Ended June 30, 2001 and 2000	3
Consolidated Statements of Cash Flows—Six Months Ended June 30, 2001 and 2000	4
Notes to Consolidated Financial Statements	5
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
Part II OTHER INFORMATION
Other Information	23
Signature	24

HANMI FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2001	December 31, 2000
	(Unaudited)
	(Amounts in Thousands)
Assets
Cash and due from banks	61,060	68,499
Federal funds sold	58,900	52,700
Short-term commercial paper	5,000	54,908

Cash and cash equivalent	124,960	176,107

Term Federal Funds	25,000	—
Federal Reserve Bank stock	1,954	1,954
Federal Home Loan Bank stock	719	693
Investment securities held to maturity, at amortized cost (fair value: June 30,2001—$19,220; December 31, 2000—$22,196)	19,098	22,327
Investment securities available-for-sale, at fair value	212,084	183,668
Loans receivable, net of allowance for loan losses: June 30, 2001—$11,183; December 31, 2000—$11,976	685,428	607,676
Loan held for sale	13,495	12,846
Due from customers on acceptances	2,818	2,234
Bank premises and equipment	6,972	6,689
Accrued interest receivable	6,772	6,852
Deferred income taxes	4,281	5,060
Servicing assets	1,610	1,556
Goodwill and intangible assets	2,308	2,432
Other assets	6,992	4,516

Total	1,114,491	1,034,610

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	265,099	239,844
Interest-bearing
Savings	77,460	70,985
Time deposit $100,000 and over	280,701	247,584
Other time deposits	273,690	282,564
Money market checking	104,931	93,604

Total deposits	1,001,881	934,581

Accrued interest payable	6,926	6,379
Acceptances outstanding	2,818	2,234
Other borrowed funds	4,500	2,302
Other liabilities	2,567	2,718

Total liabilities	1,018,692	948,214

Common stock, $.001par value; authorized, 10,000,000 shares; issued and outstanding, 8,346,192 shares,and 7,434,457 shares at June 30, 2001 and December 31, 2000, respectively	8	7
Additional paid in capital	80,834	65,415
Accumulated other comprehensive income
Unrealized gain (loss) on securities available-for-sale, net of taxes of $685 and $(174) in June 30, 2001 and December 31, 2000, respectively	835	(298)
Retained earnings	14,122	21,272

Total shareholders' equity	95,799	86,396

Total	1,114,491	1,034,610

See accompanying notes to unaudited consolidated financial statements.

HANMI FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	For Quater ended		For Six Months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Amounts in thousands, except per share data)
Interest income
Interest and fees on loans	15,146	13,947	30,777	26,374
Interest on investments	3,846	2,389	7,947	4,979
Interest on Federal funds sold	674	873	1,514	1,192

Total interest income	19,666	17,209	40,238	32,545
Interest expense	9,007	6,841	18,959	12,773

Net interest income before provision for loan losses	10,659	10,368	21,279	19,772
Provision for loan losses	250	600	300	1,000

Net interest income after provision for loan losses	10,409	9,768	20,979	18,772
Noninterest income:
Service charges on deposit accounts	2,506	2,109	4,862	4,344
Gain on sales of loans	395	444	529	934
Gain on sales of available-for-sale securities	719	51	832	51
Trade finance fees	427	393	892	892
Remittance fees	159	132	288	245
Other income	195	375	266	503

Total noninterest income	4,401	3,504	7,669	6,969
Noninterest expenses
Salaries & employee benefits	3,976	3,314	7,776	6,507
Occupancy and equipment	934	740	1,871	1,504
Data processing	572	544	1,114	1,049
Supplies and communications	383	378	702	706
Professional fees	339	516	452	696
Advertising and promotion	431	419	867	734
Loan referral fees	68	203	190	375
Other operating	1,014	705	1,952	1,405

Total noninterest expenses	7,719	6,819	14,925	12,976

Income before income taxes provision	7,091	6,453	13,724	12,765
Income taxes provision	2,871	2,700	5,558	5,352

Net income	4,220	3,753	8,166	7,413

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) on securities available-for-sale rising during period, net of tax	(406)	138	1,133	(62)

Total comprehensive income	$3,814	$3,891	$9,299	$7,351

Earnings per share:
Basic	$0.51	$0.45	$0.98	$0.89
Diluted	$0.50	$0.45	$0.96	$0.89

See accompanying notes to audited consolidated financial statements.

4

HANMI FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	Six Months Ended
	June 30, 2001	June 30, 2000
	(Unaudited)	(Unaudited)
	(Amounts in thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,166	$7,413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
operating activities:
Depreciation and amortization	658	811
Provision for loan losses	300	1,000
Provision for other realestate owned losses	40	—
Federal Home Loan Bank stock dividend	(26)
Gain on sale of securities available for sale	(1,102)	(51)
Impairment loss on security held-to-maturity	270
Gain on sale of loans	(529)	(934)
Gain on sale of OREO	(16)
Loss on sale of fixed assets	55
Origination of loans held for sale	(5,022)	(15,357)
Proceeds from sale of loans held for sale	4,902	18,680
Change in:
Accrued interest receivable	80	(630)
Other assets	(1,488)	(380)
Accrued interest payable	547	1,096
Other liabilities	(150)	1,639

Net cash provided by operating activities	6,685	13,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from interest-bearing deposits	—	100
Proceeds from matured, sold or called investment securities avilable for sale	70,224	8,206
Proceeds from matured or called investment securities held to maturity	7,884	33,978
Net increase in loans receivable	(78,076)	(81,110)
Purchase of Term Fed Funds	(25,000)	—
Purchase of securities available for sale	(96,668)	(31,258)
Purchase of securities held to maturity	(4,925)	—
Purchases of premises and equipment	(872)	(1,397)

Net cash used in investing activities	(127,433)	(71,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	67,300	132,050
Proceeds from exercise of stock option	459	—
Repurchase of common stock	(350)	—
Stock dividend paid in cash for fractional shares	(5)	(6)
Payment made on other borrowing	—	(5,892)
Proceeds from other borrowing	2,198	—

Net cash provided by financing activities	69,602	126,152

NET INCREASE IN CASH AND CASH EQUIVALENTS	(51,147)	67,962
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	176,107	63,476

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,960	$131,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$18,413	$16,579
Income taxes paid	7,011	1,163
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING AND FINANCING ACTIVITIES—
Transfer of retained earnings to common stock for stock dividend	$15,316	$8,932
Transfer of loans to other real estate owned	331	—

See accompanying notes to audited consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Hanmi Financial Corporation

    Hanmi Financial Corporation (the "Hanmi Financial" or the "Company") is a Delaware corporation incorporated on March 14, 2000 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for Hanmi Bank (the "Hanmi Bank"). The Company became the holding company for Hanmi Bank in June 2000, and is subject to the Bank Holding Company Act of 1956, as amended.

    Hanmi Bank, the sole subsidiary of the Company, was incorporated under the laws of the State of California on August 24, 1984, and was licensed by the California Department of Financial Institutions on December 15, 1982. Hanmi Bank's deposit accounts are insured by FDIC. Hanmi Bank's headquarter office is located at 3660 Wilshire Boulevard, Penthouse suite "A", Los Angeles, California 90010.

    Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of the Los Angeles, Orange and San Diego counties. Hanmi Bank's full-service branch offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank's client base reflects the multi-ethnic composition of these communities. Hanmi Bank currently has eleven full-service branch offices located in Los Angeles, Orange and San Diego counties. Of the eleven offices, Hanmi Bank opened eight as de novo branches and acquired the other three through acquisition.

Note 2. Basis of Presentation

    In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary (the "Company") reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended June 30, 2001 but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

Note 3. Accounting Matters

    The Company adopted the provision of Statement of financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instrument and Hedging Activities", as amended by SFAS Nos. 137 and 138, as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.

    No transition adjustment was required at January 1, 2001. The swaps existing at January 1, 2001 were terminated during the first quarter of 2001 with insignificant effect on earnings. No derivatives were outstanding at June 30, 2001.

Notes 4. Other Information

    On May 3, 2001, Hanmi Financial Corporation and California Center Bank (OTC: CLFC) announced the execution of a letter of intent in which California Center Bank would be acquired by Hanmi financial Corporation. However, shortly after Hanmi Financial proposed certain modifications to the initial terms of the letter of intent based on its due diligence, California Center Bank unilaterally announced the termination of the letter of intent. Hanmi requested a meeting with representatives of California Center Bank to discuss the proposed modifications, but California Center Bank declined further negotiation.

Note 5. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted separately. SFAS 141 will require, upon adoption of Statement 142, that the Company evaluate its existing goodwill that was acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill.

    SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which for the Company, will be January 1, 2002. Upon adoption of SFAS 142, the Company will be required to reassess the useful lifes and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Management does not expect that the adoption of SFAS 142 will have a material impact on the Company's results of operations or financial position, however management expects to complete its analysis of the impact of adopting SFAS 142 by the 4th quarter 2001.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which the Company fully adopted by April 1, 2001. Adoption of SFAS 140 did not have a material impact to the Company's consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following is management's discussion and analysis of the major factors that influenced the Company's results of operations and financial condition for the three and six months ended June 30, 2001. This analysis should be read in conjunction with the Company's Annual Report included in Form 10-K for the year ended December 31, 2000 and with the unaudited financial statements and notes as set forth in this report.

    The following table sets forth certain selected financial data concerning the Company for the periods indicated (dollars in thousands):

	Six-months ended
	June 30, 2001	June 30, 2000
AVERAGE BALANCES:
Average net loans	$660,117	$520,592
Average investment securities	304,755	195,627
Average assets	1,061,254	797,630
Average deposits	953,966	713,448
Average equity	91,118	74,620
PERFORMANCE RATIOS:
Return on average assets(1)	1.54%	1.86%
Return on average common equity(1)	17.92%	19.87%
Efficiency ratio(2)	51.56%	48.52%
Net interest margin(3)	4.39%	5.52%
CAPITAL RATIOS(4):
Leverage capital ratio	8.71%	8.54%
Tier 1 risk-based capital ratio	11.45%	12.70%
Total risk-based capital ratio	12.70%	13.95%
ASSET QUALITY RATIOS:
Allowance for loan losses to total gross loans	1.57%	1.97%
Allowance for loan losses to non-performing loans	203.49%	272.26%
Total non-performing assets (5) to total assets	0.77%	0.72%

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

Dividends

    On February 28, 2001, the Company declared a 12% stock dividend payable on April 4, 2001 to shareholders of record at the close of business on March 14, 2001. Per share data have been retroactively restated to reflect the 12% year 2001 stock dividend. On February 16, 2000 the Company declared an 11% stock dividend payable on April 3, 2000 to shareholders of record at the close of business on March 1, 2000.

Results of Operations

    For the second quarter of 2001, the Company reported net income of $4.2 million or $0.50 per diluted share compared to $3.8 million or $0.45 per diluted share for the same quarter of 2000, representing an increase of approximately $467,000 or 12.44%. The increase in net income was primarily attributable to a $668,000 increase in gain on sale of available-for-sale securities.

    The annualized return on average assets was 1.54% for the second quarter of 2001 compared to a return on average assets of 1.86% for the same quarter of 2000, a decrease of 32 basis points. The annualized return on average equity was 17.92% for the second quarter of 2001, compared to a return on average equity of 19.87% for the same quarter in 2000, a decrease of 195 basis points. The decrease was mainly due to rapid expansion of the assets.

    For the six months ended June 30, 2001, the Company reported net income of $8.2 million or $.98 per basic and $.96 per diluted common share, compared with $7.4 million or $.89 per basic and diluted common share for the same period of 2000. This represented an increase of approximately $753,000 or 10.16%.

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

    For the second quarter of 2001, net interest income before provision for loan losses totaled $10.7 million, compare with $10.4 million for the corresponding quarter of 2000. This represented an increase of approximately $291,000 or 2.81%.

    For the six months ended June 30, 2001, net interest income before provision for loan losses amounted to $21.3 million, compared with $ 19.8 million for the corresponding period of 2000. This represented an increase of $1.5 million or 7.62%. The increase in net interest income before provision for loan losses was substantially attributable to an increase of $254.2 million or 35.5% in average interest-earning assets, from $716.2 million to $970.4 million. Even though the interest rate was cut by 275 basis points by the Federal Reserve Bank, the volume increase has mitigated the negative impact.

    The yield on average interest-earning assets decreased to 8.29% for the six months ended June 30, 2001, from a yield of 9.09% for the six months ended June 30, 2000. This decrease is mainly due to a decrease of 275 basis points in Prime interest rate during the last two quarters of 2001.

    For the second quarter of 2001, interest expense increased by $2.2 million or 31.66% to $9.0 million from $6.8 million for the corresponding quarter of 2000. The Company's interest expense on deposits for the six months ended June 30, 2001 increased by approximately $6.2  million or 48.43% to $19.0 million from $12.8 million for the six months ended June 30, 2000. This increase reflected an increase in the average volume of interest-bearing liabilities and interest rates paid to depositors. Average interest-bearing liabilities were $721.4 million for the six months ended June 30, 2001, which represented an increase of $211 million or 41.34% from average interest-bearing liabilities of $510.4 million for the six months ended June 30, 2000.

    The cost of average interest-bearing liabilities actually increased, even in declining interest rate environment, to 5.26% for the six months ended June 30, 2001, compared to a cost of 5.01% for the same period of 2000. The cost increase was due to the re-pricing gap of time certificates of deposit, which consisted of more than 76% of total interest-bearing liabilities. This type of deposit tends to have a longer maturity, usually from three months to a year, and the full impact of interest cut would be realized in coming quarters. The Prime rate had been 9.5%, highest interest rate in past several years, since third quarter of 2000 until January 2001.

    The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	For the six months ended June 30,
	2001			2000
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Assets:
Earning assets:
Net Loans(1)	$660,117	$30,777	9.32%	$520,592	$26,374	10.13%
Municipal securities(2)	25,022	681	5.45%	14,759	429	5.81%
Obligations of other U.S. govt.	65,730	2,043	6.21%	88,733	2,813	6.34%
Other debt securities	154,956	5,032	6.50%	54,400	1,731	6.36%
Federal funds sold	59,047	1,514	5.13%	37,610	1,192	6.34%
Commercial paper	5,552	185	6.66%
Interest-earning deposits	—	6	0.00%	125	6	9.60%

Total interest earning assets:	970,424	40,238	8.29%	716,219	32,545	9.09%
Liabilities and Stockholders' Equity:
Interest-bearing liabilities
Deposits:
Money market	$96,598	$1,403	2.90%	$97,176	$1,743	3.59%
Savings	72,624	1,343	3.70%	53,171	992	3.73%
Time certificates of deposits $100,000 or more	270,368	8,092	5.99%	136,462	3,773	5.53%
Other time deposits	279,160	8,057	5.77%	219,786	6,140	5.59%
Other borrowing	2,601	64	4.85%	3,794	125	6.59%

Total interest-bearing liabilities	721,351	18,959	5.26%	510,389	12,773	5.01%

Net interest income		$21,279			$19,772

Net interest spread(3)			3.04%			4.08%
Net interest margin(4)			4.39%			5.52%

(1)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.1 million and $801,000 for the six months ended June 30, 2001 and 2000, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

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

	For the six months ended June 30,
	2001 vs. 2000 Increases(Decreases) Due to Change In			2000 vs. 1999 Increases(Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Earning assets—Interest income:
Loans, net	$6,505	$(2,102)	$4,403	$8,326	$218	$8,544
Municipal securities	279	(27)	252	90	1	91
Obligations of other U.S. govt.	(715)	(56)	(771)	(505)	90	(415)
Other debt securities	3,266	36	3,302	(866)	60	(806)
Federal funds sold	550	(227)	323	248	284	532
Commercial paper	185	—	185	—	—	—
Interest-earning deposits	—	—	—	(32)	—	(32)

Total	$10,070	$(2,376)	$7,693	$7,261	$653	$7,914
Deposits and borrowed funds:
Interest expense:
Money market	$(8)	$(332)	$(340)	$136	$122	$258
Savings	360	(9)	351	(4)	68	64
Time certificates of deposits $100,000 or more	4,008	311	4,319	527	314	841
Other time deposits	1,714	203	1,917	1,849	780	2,629
Other borrowing	(29)	(33)	(62)	—	125	125

Total	$6,045	$140	$6,185	$2,508	$1,409	$3,917

Change in net interest income	$4,026	$(2,519)	$1,507	$4,753	$(756)	$3,997

Provision for loan losses

    For the quarter ended June 30, 2001, the Company made an additional provision for loan losses of $250,000. The Company's management believes that the allowance is sufficient for the known and inherent losses at June 30, 2001. (See Allowance and Provision for Loan Losses)

Non-interest Income

    Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, trade finance fee, and gain on sale of SBA loans and investment securities.

    For the second quarter of 2001, non-interest income increased approximately $897,000  or 25.61% to $4.4 million over the same period in 2000. The increase was primarily attributable to increase in service charges on deposit account of approximately $397,000 and gain on sale of investment securities of approximately $668,000 during the quarter ended June 30, 2001.

    For the six months ended June 30, 2001, non-interest income totaled $7.7 million compare with $7.0 million for the same period a year ago. The increase was attributable to a combination of an approximately $518,000 increase in service charges and fees on deposit accounts plus an approximately $781,000 increase in gain on sale of investment securities. The increase was mitigated by a decrease in gain on sale of SBA loans of $405,000, and in other income of $235,000 due to sale of rental income producing property in the fourth quarter of 2000. Trade Finance fees stayed at the same amount of the same period in 2000. The breakdown of non-interest income by category is as below:

	For the quarter ended
	June 30,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,506	$2,109	397	18.84%
Gain on sale of loans	395	444	(49)	-11.07%
Gain on sale of securities	719	51	668	1308.89%
Trade finance fees	427	393	34	8.66%
Remittance fees	159	132	27	20.37%
Other income	195	375	(180)	-48.00%

Total	$4,401	$3,504	897	25.61%

	For the six months ended
	June 30,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$4,862	$4,344	518	11.93%
Gain on sale of loans	529	934	(405)	-43.38%
Gain on sale of securities	832	51	781	1530.46%
Trade finance fees	892	892	0	0.00%
Remittance fees	288	245	43	17.50%
Other income	266	503	(237)	-47.12%

Total	$7,669	$6,969	700	10.05%

Non-interest Expenses

    Non-interest expenses for the second quarter of 2001 increased approximately $900,000 or 13.20% to $7.7 million from $6.8 million for the same period in 2000. The increase was attributable to a combination of internal growth and an expanding branch network.

    For the six months ended June 30, 2001, non-interest expenses totaled $14.9 million. Comparing with $13.0 million for the same period a year ago, non-interest expense increased by $1.9 million or 15.02%.

    Salaries and employee benefits expenses for the six months ended June 30, 2001, increased $1.3 million or 19.50% to $7.8 million from $6.5 million for the same period in 2000. This increase was primarily due to expenses associated with annual salary adjustments, addition of new employees to the two new branches established in 2000, and increase in employee medical insurance cost.

    The occupancy and equipment expenses for the six months ended June 30, 2001 increased by approximately $367,000 or 24.41% to $1.9 million from $1.5 million for the same period in 2000. This increase was also a result of the Company's recent internal growth and expansion of two new branches as well as an annual adjustment of existing leases on the branch premises.

    Professional fees for the six months ended June 30, 2001 decreased by approximately $244,000 or 35.12% to $452,000 from $696,000 for the same period in 2000. The decrease was due to cost savings recognized in legal expense for collection and non-recurring expense in connection with incorporation of holding company in 2000. However, during the second quarter, additional legal, accounting and financial consulting fees of approximately $186,000 was accrued and expensed in connection with the merger of California Center Bank, which had been canceled.

    Advertising and promotional expenses for the six months increased by approximately $133,000 or 18.15% to $867,000 from $734,000 for the same period in 2000. The increase was due to the introduction of non-depository products to the market, and utilization of television media for broad exposure to the target market started during the second quarter of 2001.

    Other expenses consist of various operating expenses other than the above mentioned major expenditures. For the six months ended June 30, 2001, other expenses increased by approximately $548,000 or 39.02% to $2.0 million from $1.4 million for the same period in 2000. Most of the increase was due to the expansion of the branch network and associated expenses, including, but not limited to, security guards expense, armored expenses, insurance and operating losses. For the six months ended June 30, 2001, approximately $140,000 was expensed for Hanmi Financing Holding Company in connection with NASDAQ registration fee, state tax, and SEC filing and printing cost. The breakdowns on non-interest expenses are summarized as follows:

	For the quarter ended
	June 30,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$3,976	$3,314	662	19.98%
Occupancy and equipment	934	740	194	26.25%
Data processing	572	544	28	5.13%
Supplies and communication	383	378	5	1.31%
Professional fees	339	516	(177)	-34.30%
Advertising and promotional expenses	431	419	12	2.90%
Loan referral fee	68	203	(134)	-66.25%
Other	1,016	705	310	43.97%

Total	$7,719	$6,819	900	13.20%

	For the six months ended
	June 30,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$7,776	$6,507	1,269	19.50%
Occupancy and equipment	1,871	1,504	367	24.41%
Data processing	1,114	1,049	65	6.22%
Supplies and communication	702	706	(4)	-0.56%
Professional fees	452	696	(244)	-35.12%
Advertising and promotional expenses	867	734	133	18.15%
Loan referral fee	190	375	(185)	-49.38%
Other	1,953	1,405	548	39.02%

Total	$14,925	$12,976	1,949	15.02%

Financial Condition

Summary of Changes in Consolidated Statements of Financial Condition as of June 30, 2001 compared to December 31, 2000

    At June 30, 2001, the Company's total assets increased by $79.9 million or 7.72% to $1,114.5 million from $1,034 million at December 31, 2000. Net loans, net of unearned loan fees and the allowance for loan loss and including loans held for sale, totaled $698.9 million at June 30, 2001, which represents an increase of $78.4 million or 12.63% from $620.5 million at December 31, 2000. Total deposits also increased by $67.3 million or 7.20% to $1,001.9 million at June 30, 2001 from $934.6 million at December 31, 2000.

Investment Security Portfolio

    The Company classifies its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at June 30, 2001. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and securities as available-for-sale are stated at market value. The securities currently held by the Company are U.S. agencies, municipal bonds, mortgage-backed and asset-backed securities and corporate bonds.

    As of June 30, 2001, held-to-maturity securities totaled $19.1 million and available-for-sale securities totaled $212.1 million, compared to $22.3 million and $183.7 million at December 31, 2000, respectively.

	At June 30, 2001
	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(Unaudited)
HELD-TO-MATURITY
Obligations of state and political subdivisions	$4,320	$4,402	$82
Mortgage-backed securities	3,868	3,902	34
Asset-backed securities	443	445	2
Other debt securities	10,467	10,471	4

Total	$19,098	$19,220	$122

AVAILABLE-FOR-SALE
Obligations of state and political subdivisions	$21,528	$21,963	$435
Obligations of U.S. Governmnet ageny	56,084	55,700	(384)
Mortgage-backed securities	64,101	64,556	455
Asset-backed securities	2,418	2,418	—
Other debt securities	66,457	67,447	990

Total	$210,588	$212,084	$1,496

Loan Portfolio

    The Company carries all loans at face amount, less payments collected, net of deferred loan origination fees and costs and the allowance for possible loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in the process of collection.

    The Company's gross loans were $711.7 million at June 30, 2001. This represented an increase of $77.6 million or 12.24% over gross loans of $634.1 million at December 31, 2000.

    Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, at June 30, 2001, were approximately $422.2 million, which represented an increase of $31.1 million or 7.95% from $391.1 million at December 31, 2000.

    Real estate loans increased by $46.7 million or 22.82% to $251.2 million from $204.5 million at December 31, 2000. This increase was mainly due to an increase in construction loan of $14.6 million and commercial property loan of $41.0 million.

    The following table shows the Company's loan composition by type:

	June 30, 2001	December 31, 2000
	(Unaudited)
Real estate	251,215	204,545
Commercial and industrial (1)	422,178	391,093
Installment Loan	38,354	38,486

Total loan	$711,746	$634,124
Unearned income on loans, net of costs	(1,640)	(1,626)
Less: Allowance for loan losses	(11,183)	(11,976)

Net loans receivable	$698,923	$620,522

(1)
amount included loans held for sale of $13.5 million at June 30, 2001 and $12.8 million at December 31, 2000, respectively

    At June 30, 2001, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $5.5 million. This represented an increase of $2.9 million or 111.54% from non-performing assets of $2.6 million at December 31, 2000. As a percentage of total assets, nonperforming assets increased to 0.77% at June 30, 2001, from 0.40% at December 31, 2000. The following table shows the composition of the Company's nonperforming assets as of the dates indicated.

	June 30, 2001	December 31, 2000
	(Unaudited)
	(Dollars in thousands)
Nonaccrual loans	$4,598	$2,159
Loan past due 90 days or more, still accruing	898	394

Total Nonperforming Loans	5,496	2,553
Other real estate owned	0	0

Total Nonperforming Assets	$5,496	$2,553

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

    In determining the allowance for loan losses, management continues to assess the risk inherent in the loan portfolio, the possible impact of known and potential problem loans, and other factors such as collateral value, portfolio composition, loan concentration, financial strength of borrower, and trends in local economic conditions.

    The Company's allowance for loan losses is calculated by applying loss factors to the outstanding loan portfolio. Problem loans which are considered impaired have a specific allowance applied based on the underlying collateral or the present value of the estimated cash flows.

    Loans which are not impaired are grouped into pools based upon loan type and the loan grade. Loss factors are applied to each pool based on the Company's expectation of probable loss.

    As a result of applying the Company's allowance methodology, and the fact that the non-accrual loans are adequately supported by collateral, there was no increase in the allowance required in spite of the increase in non-accrual loans.

    Based on the Company's evaluation process and the methodology to determine the level of the allowance for loan losses, management believes the allowance level as of June 30, 2001 to adequate to absorb the estimated known and inherent risks identified through its analysis.

    The allowance for loan losses was $11.2 million at June 30, 2001, compared to $12.0 million at December 31, 2000. The allowance for loan losses was 1.57% of gross loans at June 30, 2001 compared to 1.89% at December 31, 2000. The Company provided an additional allowance of $300,000 for the six months ended June 30, 2001. Management believes the level of allowance as of June 30, 2001 is adequate to absorb known and inherent losses inherent in the loan portfolio.

    The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	June 30, 2001	December 31, 2000
	(Unaudited)
	(Dollars in thousands)
Allowance:
Balance—beginning of period	$11,976	$10,624
Less: Loans charged off	(1,603)	(1,782)
Recoveries on loan previous charged off	511	884

Less: Net loan charge-off	(1,092)	(898)
Add: Provision for loan losses	300	2,250

Balance—end of period	$11,184	$11,976

Asset Quality Ratio:
Net loan charge-offs to average total loans	0.16%	0.16%
Allowance for loan losses to gross loans at end of period	1.57%	1.89%
Net loans charge-offs to allowance for loan losses at the end of period	9.77%	7.50%
Allowance for loan losses to nonperforming loans	203.49%	469.10%

Deposits and Other Borrowings

    At June 30, 2001, the Company's total deposits were $1,001.9 million. This represented an increase of $67.3 million or 7.20%, from total deposits of $934.6 million at December 31, 2000. Demand deposits totaled $265.1 million, representing an increase of approximately $25.3 million or 10.53% from total demand deposits of $239.8 million at December 31, 2000.

    Time deposits over $100,000 totaled $280.7 million at June 30, 2001. This represented an increase of approximately $33.1 million or 13.38%, compared to $247.6 million at December 31, 2000.

Shareholders' Equity and Regulatory Capital

    In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company's capital needs. Total shareholders' equity was $95.8 million at June 30, 2001. This represented an increase of $9.4 million or 10.88% over total shareholders' equity of $86.4 million at December 31, 2000.

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

    At June 30, 2001, Tier 1 capital, shareholders' equity less intangible assets was $92.4 million. This represented an increase of $8.3 million or 9.87% over total Tier 1 capital of $84.1 million at December 31, 2000. At June 30, 2001, the Company had a ratio of total capital to total risk-weighted assets of 12.70% and a ratio of Tier 1 capital to total risk weighted assets of 11.45%. The Tier 1 leverage ratio was 8.71% at June 30, 2001.

    The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of June 30, 2001.

	As of June 30, 2001 (dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$102,503	12.70%	$64,569	8%	37,934	4.70%
Tier I capital (to risk-weighted assets)	92,417	11.45%	32,285	4%	60,132	7.45%
Tier I capital (to average assets)	92,417	8.71%	42,442	4%	49,975	4.71%

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

    The management of market risk is governed by policies reviewed and approved annually by the Board of Directors ("Board"). The Board delegates responsibility for market risk management to the Asset and Liability Management Committee (ALCO), which is composed of the Company's senior executives and other designated officers. ALCO makes changes in the mix of assets and liabilities. ALCO also reviews and approves market risk management programs and market risk limits.

    The Company uses various tools to measure existing and potential interest rate risk exposures. Deposit trend analysis, gap analysis, and shock test are the representative examples of the tools used in risk management.

    The following is the most recent status of the Company's gap position.

	Less than 3 Months		3 to 12 Months
	Current Qtr	Previous Qtr	Current Qtr	Previous Qtr
Cumulative Repricing	355,772	289,425	26,118	-24,713
As % of Total Assets	31.92%	27.06%	2.34%	-2.31%
As % of Earning Assets	34.62%	29.37%	2.54%	-2.51%

    The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. The second quarter indicated a shift towards the asset side. In the less than three month period, the cumulative repricing as a percentage of earning assets increased to 34.62% but managed to stay below the 35% Bank guideline. This increase was due to a $46 million increase in floating rate loans. Also in the less than three month period, total assets increased by $64 million while total liabilities decreased by $2 million. The three month to one-year period also made a shift towards asset sensitivity going from -2.51% to 2.54% in the second quarter.

    The next tabulation is a result of simulations performed by Management to forecast the interest rate impact on the Company's net income and economic value of portfolio equity.

CURRENT EXPOSURE OF THE BANK TO
HYPOTHETICAL CHANGES IN INTEREST RATES
As of June 30, 2001
(dollars in thousands)

	Projected Changes (%)		Change in Amount		Expected Amount
Change in Interest rate(BPS)	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity
200	8.18	-18.13	3,396	-18,793	44,902	84,858
100	3.86	-9.43	1,601	-9,778	43,107	93,873
0	0.0	0.0	0	0	41,506	103,652
-100	-4.76	10.25	-1,978	10,629	39,528	114,281
-200	-9.17	21.44	-3,806	22,223	37,700	125,875

    The results of the rate shock report were mixed when compared to the first quarter. Given a change in interest rate, the projected changes in net interest income widened while the projected changes for economic value of equity narrowed. In both cases, the figures remained well within Bank guidelines. At ± 200 BPS, the change in net interest income was 8.18% and -9.17%, respectively. This is compared to 6.78% and -7.11% in the first quarter. At ± 200 BPS, the change in economic value of equity was -18.13% and 21.44%, respectively. The 21.44% was a significant improvement from the 23.32% in the first quarter.

    The Company's Interest Rate and Economic Outlook predicted the Federal Reserve to continue with its expansionary monetary policy. This was based on the economic data released in the second quarter. Payroll employment, especially in the manufacturing sector, continued to slide. The unemployment rate rose in June to 4.5%. The NAPM Index improved surprisingly in June with production, new orders, and suppliers almost reaching the important 50 level. Prices remained relatively stable, keeping inflation at bay.

    The Company predicted that the interest rate was near the bottom of its current cycle. With this in mind, the Company implemented a strategy of going short with investments and long with liability side duration to maximize the benefit of future interest rate change. This has been accomplished to a significant part of the Balance Sheet.

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

    The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Bank. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Bank, it is recommended for Management to keep enough liquid assets to avoid exposure to higher than feasible liquidity risk.

    The Company's liquid assets include cash and cash equivalents, term federal funds sold and securities available-for-sale. The aggregate of these assets totaled $362.0 million at June 30, 2001 compared to $359.8 million at December 31, 2000.

    The Measuring of Liquidity Ratios Report is composed of Liquid Assets as a percentage of Total Liabilities, Liquid Assets as a percentage of Volatile Liabilities, and Liquid Assets plus Available Credit

Line as a percentage of Total Liabilities plus Off-Balance amount. The results of the report are as follows:

	Current	Previous	Variation
Liquid Assets as a percentage of Total Liabilities (20%)	29.28%	29.34%	-0.06%
Liquid Assets as a percentage of Volatile Liabilities (40%)	48.08%	50.24%	-2.16%
Liquid assets +Available credit line as a percentage of Total liabilities +Off- balance amount (20%)	27.54%	27.18%	-0.36%

    Compared to the first quarter, there were only minimal changes to the liquidity ratios. Liquid Assets as a percentage of Total Liabilities was relatively unchanged. Liquid Assets as a percentage of Volatile Liabilities decreased by 2.16% but remained well above the policy minimum of 40%. This decrease can be attributed to the rise in certificates of deposit, namely CD's with maturity less than three months. The ratio of Liquid Assets plus Available Credit Line to Total Liabilities plus Off-Balance Amount was lower by a marginal 0.36%.

    In general, the Company manages liquidity risk daily by controlling the level of federal funds and the use of funds provided by the cash flow from the investment portfolio and scheduled loan repayment. To meet unexpected demands, lines of credit are maintained with correspondent banks, and the Federal Reserve Bank. The sale of securities available—for-sale also can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

    The Company currently uses the interest rate gap to measure interest rate risk. It is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within specified periods. The gap analysis presented next indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $26.1 million at June 30, 2001.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Non sensitive Account	Total
	(dollars in thousands)
Cash and cash equivalent	63,900				61,060	124,960
Securities
Fixed	10,371	57,350	109,185	41,273		218,179
Floating	18,686	—	—	—		18,686

						236,865
Loans
Fixed	14,592	25,958	69,671	48,217		158,438
Floating	531,684	7,666	12,581			551,931
Nonaccrual			—		4,112	4,112
Unearned & LLR					(15,558)	(15,558)

Net Loans						698,923
Term federal funds sold	25,000					25,000
Other assets	2,818				25,925	28,743

Total	667,051	90,974	191,437	89,490	75,539	1,114,491

Cumulative	667,051	758,025	949,462	1,038,952	1,114,491

Deposit
Demand deposit	21,246	82,329	135,444	26,558		265,577
Interest-bearing
Savings	4,071	12,213	22,390	2,035		40,709
Time deposit $100,000 over	146,351	129,969	4,381	—		280,701
Other time deposits	124,949	145,300	3,296	144		273,689
Money market checking	8,017	36,732	52,843	7,340		104,932
Other interest bearing	3,827	14,085	18,781	57	—	36,750
Acceptance outstanding	2,818				—	2,818
Other liabilities	—	—	—	—	13,516	13,516

Total	311,279	420,628	237,135	36,134	13,516	1,018,692

Shareholders equity					95,799	95,799

Total	311,279	420,628	237,135	36,134	109,315	1,114,491

	311,279	731,907	969,042	1,005,176	1,114,491
Cumulative interest rate sensitivity gap ratio (based on total assets)	355,772	26,118	(19,580)	33,776
as % of total assets	31.92%	2.34%	-1.76%	3.03%
as % of Earning assets	34.62%	2.54%	-1.91%	3.29%

PART II

Item 1  Legal Proceedings

    None

Item 2  Changes in Securities

    None

Item 3  Defaults upon Senior Securities

    None

Item 4  Submission of Matters to a vote of Security Holders

    None

Item 5  Other information

    See "Notes to Consolidated Financial Statements—Note 4—Other information."

Item 6  Exhibits and Reports on Form 8-K

    (a) Exhibits

99.1	Press release dated June 22, 2001 (re: Termination of letter of intent with California Center Bank)

    (b) Reports on Form 8-K

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: August 14, 2001	By	Yong Ku Choe Chief Financial Officer (Principal financial or accounting officer and duly authorized signatory)

QuickLinks

HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and qualitative disclosures about market risk
PART II
  Item 1 Legal Proceedings
  Item 2 Changes in Securities
  Item 3 Defaults upon Senior Securities
  Item 4 Submission of Matters to a vote of Security Holders
  Item 5 Other information
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURES