Form 10-Q
period 2001-09-30
HANMI FINANCIAL CORP
filed 2001-11-14
CIK 1109242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Hanmi Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4788120 (IRS Employer Identification Number)
3660 Wilshire Boulevard, Suite PH-A, Los Angeles, California (Address of Principal Executive Offices)	90010 (Zip Code)

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

Yes /x/  No / /

    As of September 30, 2001, there were approximately 12,548,016 outstanding shares of the issuer's Common Stock, with par value at $.001.

FORM 10-Q
INDEX
HANMI FINANCIAL CORPORATION

Page
Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition— September 30, 2001 and December 31, 2000	3
Consolidated Statements of Operations— Three and Nine Months Ended September 30, 2001 and 2000	4
Consolidated Statements of Cash Flows— Nine Months Ended September 30, 2001 and 2000	5
Notes to Consolidated Financial Statements	6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
Part II OTHER INFORMATION
Other Information	22
Signature	23

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2001	December 31, 2000
(Amounts in Thousands)	(Unaudited)
Assets
Cash and due from banks	56,821	68,499
Federal funds sold	30,000	52,700
Short-term commercial paper	—	54,908

Cash and cash equivalents	86,821	176,107

Federal Reserve Bank stock	1,954	1,954
Federal Home Loan Bank stock	729	693
Investment securities held to maturity, at amortized cost
(fair value: September 30, 2001-$19,538; December 31, 2000-$22,196)	19,355	22,327
Investment securities available-for-sale, at fair value	228,018	183,668
Loans receivable, net of allowance for loan losses:
September 30, 2001- $11,289; December 31, 2000-$11,976	755,640	607,676
Loan held for sale	15,958	12,846
Due from customers on acceptances	2,972	2,234
Bank premises and equipment	7,612	6,689
Accrued interest receivable	5,982	6,852
Deferred income taxes	3,369	5,060
Servicing assets	1,515	1,556
Goodwill and intangible assets	2,246	2,432
Other assets	7,249	4,516

Total	1,139,420	1,034,610

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	272,078	239,844
Interest-bearing
Savings	83,780	70,985
Time deposit $100,000 and over	287,133	247,584
Other time deposits	259,754	282,564
Money market checking	119,007	93,604

Total deposits	1,021,751	934,581

Accrued interest payable	5,947	6,379
Acceptances outstanding	2,972	2,234
Other borrowed funds	4,500	2,302
Other liabilities	2,478	2,718

Total liabilities	1,037,648	948,214

Common stock, $.001par value; authorized, 50,000,000 shares; issued and outstanding, 12,548,016 shares,and 7,434,467 shares at September 30, 2001 and December 31, 2000, respectively	12	7
Additional paid in capital	80,994	65,415
Accumulated other comprehensive income
Unrealized gain (loss) on securities available-for-sale, net of taxes of $1,517 and $(174) in September 30, 2001and December 31, 2000, respectively	2,230	(298)
Retained earnings	18,537	21,272

Total shareholders' equity	101,772	86,396

Total	1,139,420	1,034,610

    See accompanying notes to unaudited consolidate financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

	For Quarter ended		For Nine Months ended
(Amounts in thousands, except per share data)	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Interest income
Interest and fees on loans	14,847	14,800	45,624	41,174
Interest on investments	3,678	2,961	11,625	7,940
Interest on Federal funds sold	859	1,028	2,373	2,220

Total interest income	19,384	18,789	59,622	51,334
Interest expense	7,751	8,419	26,710	21,192

Net interest income before provision for loan losses	11,633	10,370	32,912	30,142
Provision for loan losses	700	600	1,000	1,600

Net interest income after provision for loan losses	10,933	9,770	31,912	28,542
Noninterest income:
Service charges on deposit accounts	2,223	2,273	7,085	6,755
Gain on sales of loans	366	235	895	1,169
Gain on sales of available-for-sale securities	1,022	0	1,854	51
Gain on sale of OREO	16	42	16	42
Trade finance fees	510	511	1,402	1,403
Remittance fees	144	116	432	361
Other income	399	536	665	901

Total noninterest income	4,680	3,712	12,349	10,681
Noninterest expenses
Salaries & employee benefits	4,112	3,607	11,888	10,114
Occupancy and equipment	950	862	2,821	2,366
Data processing	598	507	1,712	1,556
Supplies and communications	346	314	1,048	1,020
Professional fees	566	213	1,018	666
Advertising and promotion	436	437	1,303	1,171
Loan referral fees	257	304	447	507
Other operating expenses	909	689	2,861	2,509

Total noninterest expenses	8,174	6,934	23,098	19,910

Income before income taxes provision	7,440	6,548	21,164	19,313
Income taxes provision	3,026	2,701	8,584	8,053

Net income	$4,414	$3,847	$12,580	$11,260

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available-for-sale, net of tax	1,097	(2,062)	2,230	(2,124)

Total comprehensive income	$5,511	$1,785	$14,810	$9,136

Earnings per share:
Basic	$0.35	$0.31	$1.00	$0.90
Diluted	$0.35	$0.31	$0.99	$0.90

    See accompanying notes to unaudited consolidate financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

    (Amounts in thousands)

	Nine Months Ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,580	$11,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Operating activities:
Depreciation and amortization	1,007	563
Provision for loan losses	1,000	1,600
Provision for other real estate owned losses	40	—
Federal Home Loan Bank stock dividend	(36)
Stock compensation expense		278
Gain on sale of securities available for sale	(2,124)	(51)
Impairment loss on security held-to-maturity	270	—
Gain on sale of loans	(749)	(1,169)
Gain on sale of OREO	(16)	—
Loss on sale of fixed assets	57	—
Origination of loans held for sale	(17,344)	(19,998)
Proceeds from sale of loans held for sale	14,981	21,513
Change in:
Accrued interest receivable	870	(1,690)
Other assets	(2,692)	(949)
Accrued interest payable	(431)	2,063
Other liabilities	(240)	3,958

Net cash provided by operating activities	7,173	17,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from interest-bearing deposits	—	100
Proceeds from matured or called investment securities avilable for sale	81,470	13,419
Proceeds from matured or called investment securities held to maturity	8,327	35,586
Proceeds from sale of investment securities available for sale	50,879	—
Net increase in loans receivable	(149,295)	(123,297)
Purchase of securities available for sale	(170,356)	(60,528)
Purchase of securities held to maturity	(5,625)	(20,078)
Proceeds from sale of OREO	307	—
Purchases of premises and equipment, net	(1,802)	(1,082)

Net cash used in investing activities	(186,095)	(155,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	87,170	193,661
Proceeds from exercise of stock options	620	—
Repurchase of common stock	(345)	—
Stock dividend paid in cash for fractional shares	(8)	(3)
Payment made on other borrowing	—	(6,504)
Proceeds from other borrowed funds	2,199	—

Net cash provided by financing activities	89,636	187,154

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,286)	48,652
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	176,107	63,476

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,821	$112,128

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$27,142	$17,099
Income taxes paid	10,539	4,364
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING AND FINANCING ACTIVITIES—
Transfer of retained earning to common stock for stock dividend	$15,316	$8,932
Transfer of loan to other real estate owned	331	291

See accompanying notes to unaudited consolidate financial statements.

Notes to Consolidated Financial Statements

Note 1. Hanmi Financial Corporation

    Hanmi Financial Corporation (the "Hanmi Financial" or the "Company") is a Delaware corporation incorporated on March 14, 2000 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for Hanmi Bank (the "Hanmi Bank"). The Company became the holding company for Hanmi Bank in September 2000, and is subject to the Bank Holding Company Act of 1956, as amended.

    Hanmi Bank, the sole subsidiary of the Company, was incorporated under the laws of the State of California on August 24, 1984, and was licensed by the California Department of Financial Institutions on December 15, 1982. The Federal Deposit Insurance Corporation insures Hanmi Bank's deposit accounts. Hanmi Bank's headquarter office is located at 3660 Wilshire Boulevard, Penthouse suite "A", Los Angeles, California 90010.

    Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of the Los Angeles, Orange and San Diego counties. Hanmi Bank's full-service branch offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank's client base reflects the multi-ethnic composition of these communities. Hanmi Bank currently has twelve full-service branch offices located in Los Angeles, Orange and San Diego counties. Of the twelve offices, Hanmi Bank opened nine as de novo branches and acquired the other three through acquisition.

Note 2. Basis of Presentation

    In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary (the "Company") reflect all the material adjustments necessary for a fair presentation of the results for the nine month period ended September 30, 2001. The results of the interim period are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

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

    No transition adjustment was required at January 1, 2001. The swaps existing at January 1, 2001 were terminated during the first quarter of 2001 with an insignificant effect on earnings. No derivatives were outstanding at September 30, 2001.

Notes 4. Other Information

    On September 14, 2001, the Hanmi Bank, a sole subsidiary of the Company, opened a de novo branch in Irvine, CA. It is the twelfth branch opened, and is strategically located between Garden Grove and San Diego Branch.

    On August 16, 2001, the Company announced a three-for-two stock split. The split is to be effected in the form of a common stock dividend, payable to the corporation's stockholders of record as of August 31, 2001. Hanmi Financial stockholders of record at the close of business on August 31, 2001 have received stock certificates representing one additional share of Hanmi Financial common stock for every two shares of common stock then held. Distribution of additional shares issued as a result of the split occurred on September 21, 2001.

    The split is designed to improve trading liquidity and broaden ownership of Hanmi Financial's common shares. After the split, there are 12,548,016 shares outstanding.

Note 5. Recent Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The statement is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of the fiscal year. Management does not expect the implementation of SFAS No. 144 to have a material impact on the Company's consolidated financial statements.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"), which requires that the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred or reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is recorded at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not yet determined the impact, if any, of adoption of SFAS No. 143.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted separately. SFAS 141 will require, upon adoption of Statement 142, that the Company evaluate its existing goodwill that was acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill.

    SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142, which for the Company, will be January 1, 2002. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Management does not expect that the adoption of SFAS 142 will have a material impact on the Company's results of operations or financial position, however management expects to complete its analysis of the impact of adopting SFAS 142 by the 4th quarter 2001. As of September 30, 2001, the Company had $1.9 million of goodwill and approximately $364,000 of core deposit intangibles.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following is management's discussion and analysis of the major factors that influenced the Company's results of operations and financial condition for the three and nine months ended September 30, 2001. This analysis should be read in conjunction with the Company's Annual Report included in Form 10-K for the year ended December 31, 2000 and with the unaudited financial statements and notes as set forth in this report.

    The following table sets forth certain selected financial data concerning the Company for the nine month periods indicated (dollars in thousands):

	September 30, 2001	September 30, 2000
AVERAGE BALANCES:
Average net loans	$679,818	$536,007
Average investment securities	239,942	221,320
Average assets	1,082,757	831,868
Average deposits	973,446	729,997
Average equity	93,322	76,506
PERFORMANCE RATIOS:
Return on average assets (1)	1.55%	1.80%
Return on average common equity (1)	17.97%	19.62%
Efficiency ratio (2)	51.03%	48.77%
Net interest margin (3)	4.41%	5.31%
CAPITAL RATIOS (4)
Leverage capital ratio	8.96%	8.20%
Tier 1 risk-based capital ratio	11.94%	11.25%
Total risk-based capital ratio	13.19%	12.57%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.50%	1.75%
Allowance for loan losses to non-performing loans	205.41%	398.52%
Total non-performing assets (5) to total assets	0.44%	0.34%

(1)
Calculations are based upon annualized net income.

(2)
Efficiency ratio is defined as operating expenses divided by the sum of net interest income and other non-interest income.

(3)
Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)
The required ratios for a "well-capitalized" institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)
Nonperforming assets consist of nonperforming loans, which include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned.

Forward-Looking Information

    Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as if interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. For additional information concerning these factors, see "Interest Rate Risk Management", and "Liquidity and Capital Resources" contained in the Company's annual 10-K.

Results of Operations

    For the third quarter of 2001, the Company reported net income of $4.4 million or $0.35 per diluted share compared to $3.8 million or $0.31 per diluted share for the same quarter of 2000, representing an increase of approximately $600,000 or 15.79%. The increase in net income was primarily attributable to a $1.3 million increase in net interest income due to balanced growth in both loans and deposits, and $1.0 million increase in gain on sale of available-for-sale securities, which was off set by a $1.2 million increase in non-interest expense due to expanding of branch net working.

    The annualized return on average assets was 1.55% for the third quarter of 2001 compared to a return on average assets of 1.80% for the same quarter of 2000, a decrease of 25 basis points. The annualized return on average equity was 17.97% for the third quarter of 2001, compared to a return on average equity of 19.62% for the same quarter in 2000, a decrease of 165 basis points. The decrease was mainly due to growth in assets.

    For the nine months ended September 30, 2001, the Company reported net income of $12.6 million or $1.00 per basic and $.99 per diluted common share, compared with $11.3 million or $.90 per basic and diluted common share for the same period of 2000. This represented an increase of approximately $1.3 million or 11.7%.

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

    For the third quarter of 2001, net interest income before provision for loan losses totaled $11.6 million, compared with $10.3 million for the corresponding quarter of 2000. This represented an increase of $1.3 million or 12.2%.

    For the nine months ended September 30, 2001, net interest income before provision for loan losses amounted to $32.9 million, compared with $ 30.1 million for the corresponding period of 2000. This represented an increase of $2.8 million or 9.3%. The increase in net interest income before provision for loan losses was substantially attributable to an increase of $237.3 million or 31.3% in average interest-earning assets, from $757.3 million to $994.6 million. Even though the Prime rate was cut by 350 basis points, the volume increase has mitigated the negative impact.

    For the third quarter of 2001, interest income increased by approximately $595,000 or 3.2% to $19.4 million from $18.8 million for the corresponding quarter of 2000. The Company's interest income on interest-earning assets for the nine months ended September 30, 2001 increased by $8.3 million or 16.2% to $59.6 million from $51.3 million for the nine months ended September 30, 2000. The increase was the net result of a $13.9 million increase due to an increase in interest-earning assets and a $5.6 million decrease due to a decrease in yield.

    The yield on average interest-earning assets decreased to 7.99% for the nine months ended September 30, 2001, from a yield of 9.04% for the nine months ended September 30, 2000. This decrease is mainly due to a decrease of 350 basis points in Prime interest rate during the first three quarters of 2001.

    For the third quarter of 2001, interest expense actually decreased by approximately $668,000 or 7.93% to $7.8 million from $8.4 million for the corresponding quarter of 2000. The Company's interest expense on deposits for the nine months ended September 30, 2001 increased by $5.5 million or 26.0% to $26.7 million from $21.2 million for the nine months ended September 30, 2000. This increase was the net result of $8.2 million increase due to an increase in interest bearing liabilities and $2.7 million decrease due to a decrese in the cost of interest-bearing liabilities.

    Average interest-bearing liabilities were $731.2 million for the nine months ended September 30, 2001, which represented an increase of $209.7 million or 40.2% from average interest-bearing liabilities of $521.5 million for the nine months ended September 30, 2000.

    The cost of average interest-bearing liabilities decreased to 4.87% for the nine months ended September 30, 2001, compared to a cost of 5.42% for the same period of 2000. Until the second quarter of 2001, the cost of average interest-bearing liabilities was higher than the corresponding periods. The reason was the re-pricing interest gap of time certificates of deposits, which consisted of more than 75% of total interest-bearing liabilities. This type of deposit tends to have a longer maturity, usually from three months to a year. Therefore, the higher rate given to these deposits in prior periods had not yet been affected by the recent interest decreases. However, these deposits have been maturing and re-priced at current lower interest rates.

    The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for the periods indicated. All average balances are daily average balances.

	For the nine months ended September 30,
	2001			2000
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Assets:
Earning assets:
Net Loans (1)	$679,818	$45,624	8.95%	$536,007	$41,174	10.24%
Municipal securities (2)	25,813	1,040	5.37%	15,800	689	5.81%
Obligations of other U.S. govt.	61,134	2,812	6.13%	95,679	4,541	6.33%
Other debt securities	152,994	7,548	6.58%	55,419	2,704	6.51%
Federal funds sold	69,649	2,373	4.54%	45,415	2,220	6.52%
Commercial paper	4,665	209	5.97%
Interest-earning deposits	486	16	4.46%	83	6	9.60%

Total interest earning assets:	994,559	59,622	7.99%	748,403	51,334	9.15%
Liabilities and Stockholders' Equity:
Interest-bearing liabilities
Deposits:
Money market	$103,107	$2,062	2.67%	$98,000	$2,762	3.76%
Savings	75,224	2,026	3.59%	52,886	1,590	4.01%
Time certificates of deposits $100,000 or more	274,892	11,257	5.46%	149,082	6,547	5.86%
Other time deposits	275,292	11,279	5.46%	217,712	10,115	6.19%
Other borrowing	2,645	86	4.33%	3,794	178	6.26%

Total interest-bearing liabilities	731,160	26,710	4.87%	521,474	21,192	5.42%

Net interest income		$32,912			$30,142

Net interest spread (3)			3.12%			3.73%
Net interest margin (4)			4.41%			5.37%

(1)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.7 million and $1.3 million for the nine months ended September 30, 2001 and 2000, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

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

	For the nine months ended September 30,
	2001 vs. 2000 Increases (Decreases) Due to Change In			2000 vs. 1999 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Earning assets—Interest income:
Loans, net	$9,651	$(5,201)	$4,450	$12,175	$882	$13,057
Municipal securities	403	(52)	351	153	(4)	149
Obligations of other U.S. govt.	(1,589)	(134)	(1,723)	(353)	136	(217)
Other debt securities	4,814	24	4,837	(969)	157	(812)
Federal funds sold	826	(673)	153	613	512	1,125
Commercial paper	209	—	209		—	—
Interest-earning deposits	13	(3)	10	(47)	—	(47)

Total	$14,327	$(6,039)	$8,287	$11,572	$1,683	$13,255

Deposits and borrowed funds—Interest expenses:
Money market	$102	$(802)	$(700)	$134	$574	$708
Savings	602	(166)	436	(40)	(26)	(66)
Time certificates of deposits $100,000 or more	5,152	(442)	4,710	136	1,904	2,040
Other time deposits	2,359	(1,195)	1,164	4,383	449	4,832
Other borrowing	(38)	(54)	(92)	47	49	96

Total	8,177	(2,659)	$5,517	$4,660	$2,950	$7,610

Change in net interest income	$6,150	$(3,380)	$2,770	$6,912	$(1,267)	$5,645

Provision for loan losses

    For the quarter ended September 30, 2001, the Company made an additional provision for loan losses of $700,000. The Company's management believes that the allowance is sufficient for the known and inherent losses at September 30, 2001. (See Allowance and Provision for Loan Losses)

Non-interest Income

    Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, gain on sale of loans and securities, and trade finance and remittance service fees charged for international trade.

    For the third quarter of 2001, non-interest income increased approximately $967,000 or 26.1% to $4.7 million from $3.7 million for the corresponding period in 2000. The increase was the net result of the increase of the gain on sale of loans of approximately $131,000 and the gain on sale of investment securities of $1.0 million, and the decrease of approximately $137,000 in other income.

    For the nine months ended September 30,2001, non-interest income increased $1.7 million or 15.6% to $12.3 million from $10.7 million for the same period a year ago. This increase was attributable to a combination of an approximately $330,000 increase in service charges and fees on deposit accounts plus an approximately $1.8 million increase in gain on sale of investment securities. The increase was mitigated by a decrease in gain on sale of loans of $274,000, and in other income of $236,000 due to the sale of rental income producing property in the fourth quarter of 2000. Trade finance and remittance service fees charged for international trade stayed at the about same amount for the same period in 2000. The breakdown of non-interest income by category is as below:

	For the quarter ended
	September 30,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,223	$2,273	(50)	-2.22%
Gain on sale of loans	366	235	131	55.83%
Gain on sale of securities	1,022	0	1,022	0.00%
Gain on sale of OREO	16	42	(26)	-61.29%
Trade finance fees	510	511	(1)	-0.24%
Remittance fees	144	116	28	23.85%
Other income	399	536	(137)	-25.63%

Total	$4,680	$3,712	967	26.06%

	For the nine months ended
	September 30,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$7,085	$6,755	330	4.88%
Gain on sale of loans	895	1,169	(274)	-23.45%
Gain on sale of securities	1,854	51	1,803	3513.42%
Gain on sale of OREO	16	42	(26)	-61.29%
Trade finance fees	1,402	1,403	(1)	-0.09%
Remittance fees	432	361	71	19.57%
Other income	665	901	(236)	-26.24%

Total	$12,349	$10,681	1,667	15.61%

Non-interest Expenses

    Non-interest expenses for the third quarter of 2001 increased approximately $1.2 or 17.88% to $8.2 million from $6.9 million for the corresponding quarter of 2000. For the nine months ended September 30, 2001, non-interest expenses increased $3.2 million or 16.1% to $23.1 million from $19.9 million for the same period a year ago. The increase was attributable to a combination of internal growth and an expanding branch network.

    Salaries and employee benefits expenses for the nine months ended September 30, 2001, increased $1.8 million or 17.5% to $11.9 million from $10.1 million for the same period in 2000. This increase was primarily due to expenses associated with annual salary adjustments, addition of new employees to the two new branches opened in 2000 and one in September 2001, and an increase in employee medical insurance cost.

    The occupancy and equipment expenses for the nine months ended September 30, 2001 increased by $455,000 or 19.2% to $2.8 million from $2.4 million for the same period in 2000. This increase was also a result of the Company's recent internal growth and expansion of three new branches as well as an annual adjustment of existing leases on the branch premises.

    Data processing fees for the nine months ended September 30, 2001 increased by $156,000 or 10.0% to $1.7 million from $1.6 million for the same period in 2000. This increase was also a result of the Company's recent internal growth and expansion of three new branches.

    Professional fees for the nine months ended September 30, 2001 increased by $352,000 or 52.86% to $1.1 million from approximately $666,000 for the same period in 2000. The increase was due to legal and accounting expenses associated with attempted merger of California Central Bank and consulting fees associated with holding company.

    Advertising and promotional expenses for the nine months increased by $132,000 or 11.3% to $1.3 million from $1.2 million for the same period in 2000. The increase was due to the introduction of non-depository products to the market, new branch in Irvine in September 2001, and utilization of television media for broad exposure to the target market started during the second quarter of 2001.

    Other expenses consist of various operating expenses other than the above mentioned major expenditures. For the nine months ended September 30, 2001, other expenses increased by $351,000 or 14% to $2.9 million from $2.5 million for the same period in 2000. Most of the increase was due to the expansion of the branch network and associated expenses, including, but not limited to, security guards expense, armored expenses, insurance and operating losses. For the nine months ended September 30, 2001, approximately $227,000 was expensed for Hanmi Financing Holding Company in connection with NASDAQ registration fee, state franchise tax of Delaware, and SEC filing and printing cost. The breakdowns on non-interest expenses are summarized as follows:

	For the quarter ended
	September 30,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$4,112	$3,607	505	13.99%
Occupancy and equipment	950	862	88	10.20%
Data processing	598	507	91	17.98%
Supplies and communication	346	314	32	10.28%
Professional fees	566	213	353	165.74%
Advertising and promotional expenses	436	437	(1)	-0.19%
Loan referral fee	257	304	(47)	-15.36%
Other	909	689	219	31.81%

Total	$8,174	$6,934	1,240	17.88%

	For the nine months ended
	September 30,		Increase (Decrease)
	2001	2000	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$11,888	$10,114	1,774	17.54%
Occupancy and equipment	2,821	2,366	455	19.23%
Data processing	1,712	1,556	156	10.04%
Supplies and communication	1,048	1,020	28	2.77%
Professional fees	1,018	666	352	52.86%
Advertising and promotional expenses	1,303	1,171	132	11.29%
Loan referral fee	447	507	(60)	-11.78%
Other	2,861	2,509	351	14.00%

Total	$23,098	$19,910	3,188	16.01%

Financial Condition

Summary of Changes in Consolidated Statements of Financial Condition as of September 30, 2001 compared to December 31, 2000

    At September 30, 2001, the Company's total assets increased by $105 million or 10.2% to $1,139 million from $1,035 million at December 31, 2000. Loans receivable, net of unearned loan fees and the allowance for loan loss, increased by $118 million or 19.4% to $755.6 million at September 30, 2001, from 607.7 million at December 31, 2000. Total deposits also increased by $87.2 million or 9.3% to $1,021.8 million at September 30, 2001 from $934.6 million at December 31, 2000.

Investment Security Portfolio

    The Company classifies its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at September 30, 2001. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and securities as available-for-sale are stated at fair value. The securities currently held by the Company are U.S. agencies, municipal bonds, mortgage-backed and asset-backed securities and corporate bonds.

    As of September 30, 2001, the Company owned $19.4 million of held-to-maturity securities and $228.0 million of available-for-sale securities, including unrealized gains of $2.2 million, net of taxes, compared to $22.3 million and $183.7 million at December 31, 2000, respectively.

	At September 30, 2001
	(Unaudited)
	Amortized Cost	Market Value	Urealized Gain(Loss)
HELD-TO-MATURITY
Obligations of state and political subdivisions	$4,068	$4,161	$93
Mortgage-backed securities	3,398	3,457	59
Asset-backed securities	127	129	2
Other debt securities	11,762	11,791	29

Total	$19,355	$19,538	$183

AVAILABLE-FOR-SALE
Obligations of state and political subdivisions	$28,606	$29,384	$778
Obligations of U.S. Governmnet ageny	40,287	40,914	627
Mortgage-backed securities	51,953	52,519	566
Asset-backed securities	2,293	2,293	—
Other debt securities	101,132	102,908	1,776

Total	$224,271	$228,018	$3,747

Loan Portfolio

    The Company carries all loans at face amount, less payments collected, net of deferred loan origination fees and costs and the allowance for possible loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in the process of collection.

    The Company's gross loans were $784.7 million at September 30, 2001. This represented an increase of $120.6 million or 19.0% over gross loans of $634.1 million at December 31, 2000.

    Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, at September 30, 2001, were approximately $447.4 million, which represented an increase of $56.3 million or 14.4% from $391.1 million at December 31, 2000.

    Real estate loans increased by $60.6 million or 29.6% to $265.1 million from $204.5 million at December 31, 2000. This increase was mainly due to an increase in construction loans of $20.4 million and commercial property loans of $41.0 million.

    The following table shows the Company's loan composition by type:

	September 30, 2001	December 31, 2000
	(Unaudited)
Real estate	265,124	204,545
Commercial and industrial (1)	447,419	391,093
Installment	42,109	38,486
Term federal funds sold	30,000	—

Total loan	$784,652	$634,124
Unearned income on loans, net of costs	(1,766)	(1,626)
Less: Allowance for loan losses	(11,289)	(11,976)

Net loans receivable	$771,598	$620,522

(1)
amount included loans held for sale of $16.0 million at September 30, 2001 and $12.8 million at December 31, 2000, respectively

    At September 30, 2001, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $5.0 million. This represented an increase of $2.5 million or 96.0% from non-performing assets of $2.6 million at December 31, 2000. As a percentage of gross loans, nonperforming assets increased to 0.66% at September 30, 2001, from 0.4% at December 31, 2000. The following table shows the composition of the Company's nonperforming assets as of the dates indicated.

	September 30, 2001	December 31, 2000
	(Unaudited)
	(Dollars in thousands)
Nonaccrual loans	$3,459	$2,159
Loan past due 90 days or more, still accruing	1,545	394

Total Nonperforming Loans	5,004	2,553
Other real estate owned	0	0

Total Nonperforming Assets	$5,004	$2,553

    The Company evaluates impairment of loans according to the provision of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended. Under SFAS No. 114, Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Imparied loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell.

    At September 30, 2001 the Company had classified $5.9 million of its loans as impaired, compared with $5.8 million at December 31, 2000. Specific reserve on impaired loans totaled $3.2 million at September 30, 2001 and $1.6 million at December 31, 2000.

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

    The Company's allowance for loan losses is calculated by applying loss factors to the outstanding loan portfolio. Problem loans which are considered impaired have a specific allowance applied based on the underlying collateral or the present value of the estimated cash flows. Loans, which are not impaired, are grouped into pools based upon loan type and the loan grade. Loss factors are applied to each pool based on the Company's expectation of probable loss.

    The allowance for loan losses was $11.3 million at September 30, 2001, compared to $12.0 million at December 31, 2000. The allowance for loan losses was 1.50% of gross loans at September 30, 2001 compared to 1.89% at December 31, 2000. The Company provided an additional provision of $1.0 million for the nine months ended September 30, 2001.

    Based on the Company's evaluation process and the methodology to determine the level of the allowance for loan losses, management believes the allowance level as of September 30, 2001 to adequate to absorb the estimated known and inherent risks identified through its analysis.

    The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	September 30, 2001	December 31, 2000
	(Unaudited)
	(Dollars in thousands)
Allowance:
Balance—beginning of period	$11,976	$10,624
Loans charged off:	2,374	1,782
Less: Recoveries on loan previous charged off	687	884

Less: Net loan charged-off	1,687	898
Add: Provision for loan losses	1,000	2,250

Balance—end of period	$11,289	$11,976

Asset Quality Ratio:
Net loan charge-offs to average total loans	0.32%	0.16%
Allowance for loan losses to gross loans at end of period	1.50%	1.89%
Net loan charge-offs to allowance for loan losses at the end of period	19.92%	7.50%
Allowance for loan losses to nonperforming loans	205.41%	469.10%

Deposits and Other Borrowings

    At September 30, 2001, the Company's total deposits were $1,021.8 million. This represented an increase of $87.2 million or 8.53%, from total deposits of $934.6 million at December 31, 2000. Demand deposits totaled $272.1 million, representing an increase of approximately $32.3 million or 13.5% from total demand deposits of$239.8 million at December 31, 2000.

    Time deposits over $100,000 totaled $287.1 million at September 30, 2001. This represented an increase of approximately $39.5 million or 16.0%, compared to $247.6 million at December 31, 2000.

Shareholders' Equity and Regulatory Capital

    In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company's capital needs. Total shareholders' equity was $101.8 million at September 30, 2001. This represented an increase of $15.4 million or 17.8% over total shareholders' equity of $86.4 million at December 31, 2000.

    The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    At September 30, 2001, Tier I capital, shareholders' equity less intangible assets was $97.0 million. This represented an increase of $13.5 million or 16.1% over total Tier I capital of $84.1 million at December 31, 2000. At September 30, 2001, the Company had a ratio of total capital to total risk-weighted assets of 13.26% and a ratio of Tier I capital to total risk weighted assets of 12.01%. The Tier I leverage ratio was 8.71% at September 30, 2001.

    The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of September 30, 2001.

	As of September 30, 2001 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$107,195	13.19%	$65,022	8%	42,173	5.19%
Tier I capital (to risk-weighted assets)	97,035	11.94%	32,511	4%	64,524	7.94%
Tier I capital (to average assets)	97,035	8.96%	44,820	4%	52,215	4.96%

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

    The Company uses various tools to measure existing and potential interest rate risk exposures. Deposit trend analysis, gap analysis, and shock test is the representative examples of the tools used in risk management.

    The following is the most recent status of gap position.

	Less than 3 Months		3 to 12 Months
	Current Qtr	Previous Qtr	Current Qtr	Previous Qtr
Cumulative Repricing	345,019	355,772	53,311	26,118
As % of Total Assets	30.28%	31.92%	3.78%	2.34%
As % of Earning Assets	33.86%	34.62%	4.23%	2.55%

    The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. In the third quarter, there was a slight shift towards the liability side as cumulative repricing as a percentage of earning assets fell to 33.86% in the less than three month period. This was an improvement away from the policy guideline of 35%. In the three to twelve month period, the percentage increased to 4.23% from the previous quarter. This asset side shift was mainly caused by the drop in CD's greater than $100M in the three to twelve month period.

    The next tabulation is a result of simulations performed by Management to forecast the interest rate impact on the Company's net income and economic value of portfolio equity.

CURRENT EXPOSURE OF THE BANK TO
HYPOTHETICAL CHANGES IN INTEREST RATES
As of September 30, 2001
(Dollars in thousands)

	Projected Changes (%)		Change in Amount		Expected Amount
Change in Interest rate(BPS)	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity
200	9.18	-17.03	3,975	-19,954	47,254	97,237
100	4.31	-8.87	1,866	-10,391	45,145	106,800
0	0.0	0.0	0	0	43,279	117,191
-100	-5.38	9.66	-2,330	11,318	40,949	128,509
-200	-10.28	20.21	-4,447	23,688	38,832	140,879

    Compared to the second quarter, there was little change from the results of the Rate Shock Report. The projected change in net income ranged between 9.18% and -10.28% given a change in interest rate of ±200BPS. The projected change in the economic value of equity ranged between -17.03% and 20.21% for the same parameters. By comparison, results in the second quarter ranged between 8.18% and -9.17% for net income and -18.13% and 21.44% for economic value of equity. All figures in the third quarter were well within policy guidelines.

    The Company's analysis on Interest Rate and Economic Outlook suggested that the Bank operate under a lower interest rate environment for the next two quarters. Economic data in the third quarter did not report a revival of the economy. The unemployment rate fell to 4.9% in August with job loss affecting not only the manufacturing sector but the service sector as well. At 47.0% the NAPM Index continued to remain below the important 50 level. Since June 30th, including the regularly scheduled meeting on October 2nd, the FOMC cut the interest rate by a total of 125BPS to 2.50%. The Economic Outlook noted that the key to a recovery was consumer consumption.

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

    The Company's liquid assets include cash and cash equivalents, term federal funds sold and securities available-for-sale. The aggregate of these assets totaled $344.8 million at September 30, 2001 compared to $359.8 million at December 31, 2000.

    The Measuring of Liquidity Ratios is composed of liquid assets as a percentage of total liabilities, liquid assets as a percentage of volatile liabilities, and liquid assets plus available credit Line as a percentage of total liabilities plus Off-Balance amount. The results of the report are as follows:

	Current	Previous	Variation
Liquid Assets as a percentage of Total Liabilities (20%)	27.69%	29.28%	-1.59%
Liquid Assets as a percentage of Volatile Liabilities (40%)	46.20%	48.08%	-1.88%
(Liquid assets+Available credit line) as a percentage of (Total liabilities+Off-balance amount) (20%)	25.91%	27.54%	-1.63%

    Compared to the second quarter, all percentages were lower but remained above policy required minimum levels. Liquid Assets as a percentage of Total Liabilities decreased by 1.59%. During the third quarter, total liabilities rose while total liquid assets fell with the biggest drop in Fed Funds sold. Liquid

Assets as a percentage of Volatile Liabilities also decreased by 1.88%. Volatile Liabilities increased by $6.3 million from the previous quarter. The ratio of Liquid Assets plus Available Credit Line to Total Liabilities plus Off-Balance Amount declined by 1.63%.

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

    The Company currently uses the interest rate gap to measure interest rate risk. It is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within specified periods. The gap analysis presented next indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $43.1 million at September 30, 2001.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After One Five Years	Non sensitive Account	Total
	(dollars in thousands)
Cash and cash equivalent	30,000				56,821	86,821
Securities
Fixed	30,772	42,411	113,625	40,922		224,375
Floating	22,998	—	—	—		22,998

						247,373
Loans
Fixed	17,228	23,845	68,435	40,922		150,430
Floating	611,563	10,310	11,264			633,137
Nonaccrual			—		3,808	3,808
Unearned & LLR					(15,777)	(15,777)

Net Loans						771,598
Other assets	2,972			5,693	24,963	28,968

Total	715,533	76,566	193,324	84,182	69,815	1,139,420

Cumulative	715,533	792,099	985,423	1,069,605	1,139,420

Deposit
Demand deposit	21,542	84,420	138,884	27,232		272,078
Interest-bearing
Savings	11,156	26,130	44,264	2,230		83,780
Time deposit $100,000 over	204,846	78,966	3,321	—		287,133
Other time deposits	110,424	147,031	2,179	120		259,754
Money market checking	9,127	41,934	59,898	8,048		119,007
Other interest bearing	4,500	—	—	—	—	4,500
Acceptance outstanding	2,972				—	2,972
Other liabilities	5,947	—	—	—	2,477	8,424

Total	370,514	378,481	248,546	37,630	2,477	1,037,648

Shareholders equity					101,772	101,772

Total	370,514	378,481	248,546	37,630	104,249	1,139,420

	370,514	748,995	997,541	1,035,171	1,139,420
Cumulative interest rate sensitivity gap ratio (based on total assets)	345,019	43,104	(12,118)	34,434
as % of total assets	30.28%	3.78%	-1.06%	3.02%
as % of Earning assets	33.86%	4.23%	-1.19%	3.38%

PART II

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a vote of Security Holders

    None

Item 5. Other information

    See "Notes to Consolidated Financial Statements-Note 4. Other information."

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

          None

  (b)
  Reports on Form 8-K

          None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: November 14, 2001	By	/s/ YONG KU CHOE Yong Ku Choe Chief Financial Officer (Principal financial or accounting officer and duly authorized signatory)

QuickLinks

FORM 10-Q INDEX HANMI FINANCIAL CORPORATION
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)
Notes to Consolidated Financial Statements
CURRENT EXPOSURE OF THE BANK TO HYPOTHETICAL CHANGES IN INTEREST RATES As of September 30, 2001 (Dollars in thousands)
PART II
SIGNATURES