Form 10-K
period 2001-12-31
HANMI FINANCIAL CORP
filed 2002-03-29
CIK 1109242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to                              to

Commission file number 000-30421

HANMI FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4788120 (I.R.S. Employer Identification No.)
3660 Wilshire Boulevard Suite PH-A Los Angeles, CA 90010 (Address of principal executive offices)	90010 (Zip Code)

(213) 382-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

        As of March 20, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $212,479,000.

        Number of shares of common stock of the registrant outstanding as of March 20, 2002: 12,576,444 shares (excluding the effect of 9 percent stock dividend payable on April 5, 2002).

        The following documents are incorporated by reference herein:

Document Incorporated	Part of Form 10-K Into Which Incorporated
Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2001	Part III

FORWARD-LOOKING STATEMENTS

        Some of the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should,""could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:

  •
  General economic and business conditions in those areas in which the Company operates;

  •
  Demographic changes;

  •
  Competition for loans and deposits;

  •
  Fluctuations in interest rates;

  •
  Risks of natural disasters related to the Company's real estate portfolio;

  •
  Risks associated with SBA loans;

  •
  Changes in governmental regulation;

  •
  Credit quality;

  •
  The availability of capital to fund the expansion of the Company's business; and

  •
  Changes in the securities markets.

PART 1

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

        The principal office of Hanmi Financial is located at 3660 Wilshire Bouelvard, Suite PH-A, Los Angeles, California 90010, and its telephone number is (213) 382-2200

        Hanmi Bank, the sole subsidiary of the Company, was incorporated under the laws of the State of California on August 24, 1981, and was licensed by the California Department of Financial Institutions on December 15, 1982. Hanmi Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof, and Bank is a member of the Federal Reserve System. Hanmi Bank's headquarters office is located at 3660 Wilshire Boulevard, Penthouse Suite "A", Los Angeles, California 90010.

        On September 30, 1998, Hanmi Bank acquired First Global Bank, f.s.b., Los Angeles, California. First Global Bank had three branch offices, one branch located in Los Angeles, one branch located in Cerritos and one branch located in Rowland Heights in California. Hanmi Bank acquired approximately $44.9 million in loans, and assumed approximately $77.8 million in deposits.

        Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of the Los Angeles, Orange and San Diego counties. Hanmi Bank's full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank's client base reflects the multi-ethnic composition of these communities. The Hanmi Bank currently has twelve full-service branch offices located in Los Angeles, Orange and San Diego counties. Of the twelve offices, Hanmi Bank opened nine as de novo branches and acquired the other three through acquisition.

Competition and Service Area

        The banking business on the west coast is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. With respect to commercial bank competitors, major banks dominate the industry. Most of these banks offer certain services which Hanmi Bank does not offer directly (but some of which Hanmi Bank offers through correspondent institutions) and by virtue of their greater total capitalization, such banks also have substantially higher lending limits than Hanmi Bank. In addition to commercial banks, Hanmi Bank competes with savings institutions, credit unions, and numerous non-banking companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Consolidation among financial institutions, recently enacted federal and state interstate banking laws, and technological innovation has also resulted in increased competition in financial services markets.

        Hanmi Bank has been providing its banking services primarily in the areas of Koreatown in Los Angeles, the Mid-Wilshire commercial district and the downtown central business district of Los Angeles and Garden Grove of Orange County in Southern California. In recent years Hanmi Bank has expanded its service areas to Cerritos, Rowland Heights, Gardena, Irvine and San Diego. In the Greater Los Angeles area, the competition in Hanmi Bank's service areas is intense for both loans and deposits. While the market is dominated by a few mega banks with many offices operating over a wide geographic area, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions, Hanmi Bank's major competitors are relatively smaller community banks which focus their marketing efforts on Korean-American businesses in Hanmi Bank's service areas.

Lending Activities

        Hanmi Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include commercial loans, Small Business Administration ("SBA") guaranteed loans, real estate construction loans, commercial real estate loans, residential mortgage loans, and consumer loans.

Commercial Loans

        Hanmi Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the origination of commercial loans is in Los Angeles County and Orange County. Loan maturities are normally 12 months to 60 months. Hanmi Bank requires a complete re-analysis before considering any extension on loans. Hanmi Bank finances primarily small and middle market businesses in a wide spectrum of industries. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest. In general, it is the intent of Hanmi Bank to take collateral whenever possible regardless of the loan purposes. Collateral may include liens on inventory, accounts receivable, fixtures and equipment and, in some cases, leasehold improvements and real estate. As a matter of policy, Hanmi Bank requires all principals of a business to be co-obligors on all loan instruments and all significant stockholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only Hanmi Bank debt, but also all outstanding business debt, exclusive of collateral, on the basis of historical earnings or reliable projections.

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

Small Business Administration Guaranteed Loans

        Hanmi Bank originates loans qualifying for guarantees issued by the United States SBA, an independent agency of the federal government. The SBA guarantees on such loans currently range from 75% to 85% of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75%. In general, the guaranteed percentage is less than 75% for loans over $1.3 million. Hanmi Bank had 4 SBA loans totaling $5.9 million that exceeded $1.3 million. Hanmi Bank typically requires that SBA loans be secured by business assets and by first or second deed of trust on any available real property. SBA loans have terms ranging from 7 to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, exclusive of the collateral, on the basis of historical earnings or reliable projections.

        Hanmi Bank generally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA Guaranteed loans that it originates. In 2001, Hanmi Bank originated $47 million of SBA loans and sold $24 million. In 2000, Hanmi Bank originated $42 million of SBA loans and sold $23 million. In 1999, Hanmi Bank originated $49 million of SBA loans and sold $14 million. When Hanmi Bank sells a SBA loan, Hanmi Bank may be obligated to repurchase the loans (for a period of 90 days after the sale) if the loans fail to comply with certain representations and warranties given by Hanmi Bank. Hanmi Bank retains the obligation to service the SBA loans, for which it receives the servicing fees. Those unsold portions of the SBA loans that remain owned by Hanmi Bank are included in its balance sheet. As of December 31, 2001, Hanmi Bank had $60 million in SBA loans remaining on its balance sheet, and was servicing $71 million of sold SBA loans.

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

        Commercial Mortgage Loans—Hanmi Bank offers commercial real estate loans. These loans are collateralized by first deeds of trust. When real estate collateral is owner-occupied, to support the value of the real estate collateral, the bank obtains formal appraisals in accordance with applicable regulations. Hanmi Bank also considers the cash flow from the business. The majority of the properties securing these loans are located in Los Angeles and Orange counties.

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

        Hanmi cannot assure that these procedures will protect against losses on loans secured by real property.

        Real Estate Construction Loans—Hanmi Bank finances the construction of residential, commercial and industrial properties within Hanmi Bank's market area. The future condition of the local economy could negatively impact the collateral values of such loans.

        Hanmi Bank's construction loans typically have the following characteristics:

  •
  maturities of two years or less;

  •
  a floating rate of interest based on the Bank's base lending rate;

  •
  minimum cash equity of 35% of project cost;

  •
  advance of anticipated interest costs during construction; advance of fees;

  •
  first lien position on the underlying real estate;

  •
  loan-to-value ratios generally not exceeding 65%; and

  •
  recourse against the borrower or a guarantor in the event of default.

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

  •
  the uncertain value of the project prior to completion;

  •
  the inherent uncertainty in estimating construction costs, which is often beyond the control of the borrower;

  •
  construction delays and cost overruns;

  •
  possible difficulties encountered by municipal or other governmental regulation during siting or construction; and

  •
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

        Residential Mortgage Loans—Hanmi Bank originates fixed rate and variable rate mortgage loans secured by one-to-four family properties with amortization schedules of 15 to 30 years and maturities of up to 30 years. The loan fees charged, interest rates and other provisions of Hanmi Bank's residential loans are determined by an analysis of Hanmi Bank's cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs.

Loans to individuals

        Loans to individuals, also termed consumer loans, are extended for a variety of purposes. Most are for the purchase of automobiles. Other consumer loans include secured and unsecured personal loans, home improvement, equity lines, overdraft protection loans, and unsecured lines of credit. Management assesses the borrower's ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Most of Hanmi Bank's loans to individuals are repayable on an installment basis.

        Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, because the collateral is more likely to suffer damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, the collection of loans to individuals is dependent on the borrower's continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, various federal and state laws, including bankruptcy and insolvency laws, often limit the amount which the lender can recover on loans to individuals. Loans to individuals may also give rise to claims and defenses by a consumer borrower against the lender on these loans, and a borrower may be able to assert these claims and defense against any assignee of the note that the borrower has against the seller of the underlying collateral.

Off-Balance Sheet Commitments

        As part of its service to its small to medium sized business customers, Hanmi Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs. However, these commitments may also take the form of commercial letters of credit and standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by Hanmi Bank to guarantee the performance of a customer to a third party. As of December 31, 2001, Hanmi Bank had commitments to extend credit of approximately $124.9 million, obligations under commercial letters of credit of approximately $20.4 million, and obligations under standby letters of credit of approximately $6.0 million, and other obligations under guaranteed credit cards of $3.0 million.

        The following table shows that distribution of the Hanmi Bank's undisbursed loan commitments of the dates indicated:

	December 31,
	2001	2000
	(in thousands)
Commitments to extend credit	$124,893	$92,540
Standby letters of credit	5,954	5,533
Commercial letters of credit	20,415	25,496
Guaranteed credit cards	2,979	2,004

Total	$154,241	$125,573

Lending Procedures and Loan Approval Process

        Loan applications may be approved by the board of directors' loan committee, and by Hanmi Bank's management and lending officers to the extent of their loan authority. Individual lending authority is granted to the Chief Executive Officer, the Chief Credit Officer, and branch and department managers. Loans for which direct and indirect borrower liability would exceed an individual's lending authority are referred to Hanmi Bank's management and, for those in excess of management's approval limits, to the loan committee.

        At December 31, 2001, Hanmi Bank's authorized legal lending limits were $17.2 million for unsecured loans plus an additional $11.5 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. Hanmi Bank's primary capital plus allowance for loan losses at December 31, 2001 totaled $114.9 million.

        The highest individual lending authority at Hanmi Bank is the combined administrative lending authority for unsecured and secured lending of $3 million, which requires the approval and signatures of the Management Credit Committee including the Chief Executive Officer and Chief Credit Officer. The next highest lending authority is $500,000 for Chief Credit Officer. All other individual lending authority is substantially less.

        Lending limits are authorized for the Management Credit Committee, Chief Executive Officer and other officers by the board of directors of Hanmi Bank. The Chief Credit Officer is responsible for evaluating the authority limits for individual credit officers and recommending lending limits for all other officers to the board of directors for approval.

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

Asset Quality

        Nonperforming assets—Nonperforming assets include nonperforming loans and other real estate owned.

        Nonperforming loans—Nonperforming loans are those, which the borrower fails to perform in accordance with the original terms of the obligation and fall into one of three categories.

        Nonaccrual loans—Hanmi Bank generally places loans on nonaccrual status when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed in the process of collection. When loans are place on nonaccrual status, accrued but unpaid interest is reversed against the current year's income, and interest income on nonaccrual loans is recorded on a cash basis. Hanmi Bank may treat payments as interest income or return of principal depending upon management's opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additionally, Hanmi Bank may place loans that are not 90 days past due on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

        Loans 90 days or more past due—Hanmi Bank classifies a loan in this category when the borrower is more than 90 days late in making a payment of principal or interest.

        Restructured loans—These are loans on which interest accrues at a below market rate or upon which a portion of the principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is reported on a cash basis until the borrower's ability to service the restructured loan in accordance with its terms is established.

        Other real estate owned (OREO)—This category of non-performing assets consists of real estate to which Hanmi Bank has taken title by foreclosure or by taking a deed in lieu of foreclosure from the borrower. Before Hanmi Bank takes title to OREO, it generally obtains an environmental review.

        Substandard and doubtful loans—Hanmi Bank monitors all loans in the loan portfolio to identify problem credits. Additionally, as an integral part of the credit review process of Hanmi Bank, credit reviews are performed by inside loan review officers throughout the year to assure accuracy of documentation and the identification of problem credits. The State of California Department of Financial Institutions and the Federal Reserve Bank of San Francisco also review Hanmi Bank and its loans during an annual safety and soundness examination.

        Hanmi Bank has three classifications for problem loans:

  Substandard—An asset is classified as "substandard" if it is inadequately protected by the current net worth and paying capacity of the borrower, or of the collateral pledged, if any. Credits in this category have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that Hanmi Bank will sustain some loss if the deficiencies are not corrected.

  Doubtful—An asset is classified as "doubtful" if it has all the weaknesses inherent in an asset classified "substandard," and has the added characteristic that the weaknesses makes collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of important and reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.

  Loss—An asset is classified as a "loss" if it is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. Any potential recovery is considered too small and the realization too distant in the future to justify retention as an asset on Hanmi Bank's books.

        Another category, designated as "special mention," is maintained for loans which do not currently expose Hanmi Bank to a significant degree of risk to warrant classification in a "substandard," "doubtful" or "loss" category, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

        As of December 31, 2001, Hanmi Bank has $11.4 million substandard loans, $3.0 million of which were nonperforming loans/nonaccrual loans and $1.7 million of doubtful loans.

        Impaired loans—Hanmi Bank defines impaired loans, regardless of past due status, as those on which principal and interest are not expected to be collected under the original contractual repayment terms. Hanmi Bank charges off an impaired loan at the time management believe the collection process has been exhausted. Hanmi Bank measures impaired loans based the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price or the fair value of collateral if the loan is collateral-dependent. At December 31, 2001, $4.3 million of loans were impaired, most of which were also on nonaccrual loans. The allowance for loan losses related to impaired loans was $1.3 million at December 31, 2001.

        Except as disclosed above, as of December 31, 2001, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan repayment terms. However, no assurance can be given that current credit problems may exist that may not have been brought to the attention of management. See "Allowance and Provisions for Loan Losses."

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

        Hanmi Bank's Chief Credit Officer reports quarterly to Hanmi Bank's board of directors and continuously reviews loan quality and loan classifications. Such reviews assist the Board in establishing the level of allowance for loan and lease losses. Hanmi Bank's board of directors reviews the adequacy of the allowance on a quarterly basis.

Employees

        As of December 31, 2001, the Company has 324 full-time equivalent employees. Hanmi Bank's employees are not represented by a union or covered by a collective bargaining agreement. Hanmi Bank has entered into a written employment agreement with Chung Hoon Youk, its President and Chief Executive Officer. Hanmi Bank does not have any other written contract with its other employees.

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

        Among the advantages which the major banks have over Hanmi Bank is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in Hanmi Bank's service areas offer specific services (for instance, trust and international banking services) which are not offered directly by Hanmi Bank. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than Hanmi Bank.

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

        In order to compete with other financial institutions in its service area, Hanmi Bank relies principally upon local promotional activity including:

  •
  direct mail;

  •
  advertising in the local media;

  •
  personal contacts by its directors, officers, employees and stockholders; and

  •
  specialized services

        Hanmi Bank's promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community. For customers whose loan demands exceed Hanmi Bank's lending limits, the bank attempts to arrange for a loan on the participation basis with other financial institutions.

Supervision and Regulation

General

        Both federal and state laws extensively regulate bank holding companies. This regulation is intended primarily for the protection of depositors and the deposit insurance funds and not for the benefit of shareholders of Hanmi Financial. Set forth below is a summary description of the material laws and regulations which relate to the operations of Hanmi Financial and Hanmi Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

        On November 12, 1999, the Gramm-Leach Bliley Act was enacted, which fundamentally restructures financial services industry in the United States. Among other things, the Gramm-Leach Bliley Act permits affiliations among banks, securities firms and insurance companies, authorizes an unprecedented range of financial services to be conducted within a "financial holding company" structure, and establishes "functional regulation" as the framework for examination, supervison and licensing by state and federal services regulators.

Hanmi Financial

        Hanmi Financial is subject to regulation under the Bank Holding Company Act. Hanmi Financial is required to file periodic reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act and its implementing regulations. The Federal Reserve Board may conduct examinations of Hanmi Financial and its subsidiaries, which will include Hanmi Bank.

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

        Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Hanmi Bank. State and federal status and regulations relate to many aspects of Hanmi Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, Hanmi Bank is required to maintain capital at or above stated levels. For more detail, please refer to "Capital Standards".

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

        Hanmi Bank is subject to restrictions imposed by federal law on, among other things, any extensions of credit, or the issuance of a guarantee or letter of credit on behalf of, Hanmi Financial or other affiliates, the purchase of, or investments in, stock or other securities of Hanmi Financial, the taking of such securities as collateral for loans, and the purchase of assets of Hanmi Financial or other affiliates. Such restrictions prevent Hanmi Financial and Hanmi Bank's other affiliates from borrowing from Hanmi Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Hanmi Bank to or in Hanmi Financial or to or in any other affiliate are limited, to any one affiliate, to 10.0% of Hanmi Bank's capital and surplus, and such secured loans and investments are limited, in the aggregate, to 20.0% of Hanmi Bank's capital and surplus. California law may also impose restrictions with respect to transactions involving Hanmi Financial and other controlling persons of Hanmi Bank. The Gramm-Leach Bliley Act's provisions slightly modify these rules to the extent that Hanmi Bank elects to form "financial subsidiaries" that may engage in any new financial activities authorized by the Gramm-Leach Bliley Act. Additional restrictions on transactions with affiliates may be imposed on Hanmi Bank under the prompt corrective action provisions of federal law. For more detail, please refer to "Prompt Corrective Action and Other Enforcement Mechanisms."

Capital Standards

        The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions as well as off-balance sheet items, such as letters of credit and recourse arrangements. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

        The federal banking agencies require a minimum ratio of qualifying total capital risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require that banking organizations maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including, but not limited to, those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency, including the Federal Reserve Board, has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 31, 2001, Hanmi Bank was deemed "well capitalized" for regulatory purposes.

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

        In addition to measure taken under the prompt corrective action provisions, commercial banking organization may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

Safety and Soundness Standards

        The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to the following:

  •
  internal controls, information systems and internal audit systems,

  •
  loan documentation,

  •
  credit underwriting,

  •
  interest rate exposure,

  •
  asset growth,

  •
  asset quality,

  •
  earnings, and

  •
  compensation, fees and benefits.

        The federal banking agencies' soundness guidelines with respect to asset quality provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should do the following:

  •
  conduct periodic asset quality reviews to identify problem assets,

  •
  estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses,

  •
  compare problem asset totals to capital,

  •
  take appropriate corrective action to resolve problem assets,

  •
  consider the size and potential risks of material asset concentrations, and

  •
  provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

        These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

        In addition, the federal banking agencies in 2001 adopted safety and soundness standards for safeguarding customer information. These guidelines address standards for developing and implementing administrative, technical and physical safeguards to protect the security, confidentiality and integrity of customer information.

Consumer Protection Laws

        Hanmi Bank is subject to numerous federal and state consumer protection laws, including, among others, the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, and the Truth in Savings Act, along with the implementing regulations for many of these laws. These laws and regulations, among other things, limit certain finance charges, fees and other charges on loans, require that certain disclosure be made to depositors, borrowers and loan applicants and regulate the credit application and evaluation process and certain servicing and collection practices. They also impose specific liability upon lenders who fail to comply with their provisions, and may give rise to a full or partial defense to payment of a borrower's obligation in the event of a failure to comply with certain applicable laws. Hanmi Bank believes that it currently is in compliance in all material respects with all applicable laws, but here can be no assurance that the Bank or any other financial institution will be able to maintain such compliance. The failure to comply with such laws, or a determination by a court that Hanmi Bank's interpretation of law was erroneous, could have a material adverse effect on Hanmi Bank.

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

        The Federal Deposit Insurance Corporation charges an annual assessment for the insurance of deposits, which as of December 31, 2001, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996, on January 1, 1997, banks began paying, in addition to their normal deposit insurance premium as a member of the Bank Insurance Fund, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund, by contrast, paid, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the Federal Deposit Insurance Corporation is not permitted to establish Savings Association Insurance Fund assessment rates that are lower than comparable Bank Insurance Fund assessment rates. As of January 1, 2000, the rate paid to retire the Financing Corporation bonds for the members of the Bank Insurance Fund and the Savings Association Insurance Fund was the same at 2.12 basis points in addition to the normal deposit insurance premium. As of April 1, 2002, the rate is 1.76 basis points.

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

Community Reinvestment Act and Fair Lending Developments

        Hanmi Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act (the "CRA") generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods.

        A bank's compliance with its CRA obligations is based on an institution's lending, service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the CRA assessment of each subsidiary bank of the applicant bank holding company, and those records may be the basis for denying the application. Based on an examination conducted on September 10, 2001, Hanmi Bank was rated satisfactory in complying with the CRA obligations. A bank also may be subject to substantial penalties and corrective measures for violating fair lending laws. The federal banking agencies may take compliance with those laws and CRA obligations into account when regulating and supervising other activities. The Gramm-Leach Bliley Act requires that Hanmi Financial not engage in new financial activities or acquire a company that engages in newly permitted activities, unless at the time the new activity is commenced or the company is acquired, as the case may be, all insured institutions controlled by Hanmi Financial are rated satisfactory with their respective CRA obligations.

Financial Modernization and Other Matters

        The Gramm-Leach Bliley Act eliminates many of the barriers that have separated the insurance, securities, and banking industries since the Great Depression. As a result, these three industries may more freely compete with each other. The extent to which the changes made by the Gramm-Leach Bliley Act to the structure and operation of the financial market place are unknown, and it is unclear how Hanmi Financial or Hanmi Bank will be affected. Recent legislation affecting Hanmi Bank includes the anti-money and anti-terrorism provisions of the USA PATRIOT Act, which was enacted in response to the September 11, 2001 terror attacks on the United States. These provisions further enhanced anti-money laundering laws and regulations, which potentially may increase Hanmi Bank's compliance cost. Additionally, other legislation which could affect Hanmi Bank and the financial services industry in general may be proposed in the future. Such proposals, if enacted, may further alter the structure, regulation, and the competitive relationship among financial institutions and financial intermediaries, and may subject Hanmi Bank to increased regulation, disclosure and reporting requirements. Moreover, the various banking regulatory agencies may propose rules and regulations to implement and enforce current and future legislation. It cannot be predicted whether, or in what form, any such legislation or regulations will be enacted or the extent to which Hanmi Financial or Hanmi Bank would be affected.

Executive Officers of Hanmi Financial

        The following table sets forth certain information as to each of the persons who are currently executive officers of Hanmi Financial. Each of the persons set forth below was elected by the Board in 2001.

Name	Age	Business Experience During Past Five Years
Chung Hoon Youk	53	President and Chief Executive Officer(1)
Yong Ku Choe	58	Senior Vice President and Chief Financial Officer
Wun Hwa Choi	42	Senior Vice President and Chief Credit Officer(2)
David Kim	36	Senior Vice President and Chief Operations Administration Officer(3)

(1)
From October 1993 to May 1999, Mr. Youk held the position of Senior Vice President and Chief Credit Officer for Hanmi Bank. In June 1999, he became the President and Chief Executive Officer of Hanmi Bank.

(2)
Mr. Choi became Chief Credit Officer in 1999. Mr. Choi became a Vice President and the Senior Operations Officer in November 1998. Since 1993 he had held various management positions with Hanmi Bank.

(3)
Mr. Kim became Chief Operations Administration Officer in 2001. Mr. Kim became a Senior Vice President and Chief Credit Administration Officer in November 1998. Since 1995 he has held various management positions with, and it the General Legal Counsel for Hanmi Bank.

ITEM 2.    PROPERTIES

        Hanmi Financial's principal office is located at 3660 Wilshire Boulevard, Suite PH-A, Los Angeles, California. The office is leased pursuant to a 5-year term lease, which expires on November 30, 2003.

        The Following table sets forth information about Hanmi Bank's banking offices:

Location	Type of Office	Owned/Leased
3737 W. Olympic Boulevard, Los Angeles	Branch(3)	Owned
2610 W. Olympic Boulevard, Los Angeles	Branch	Leased
950 South Los Angeles Street, Los Angeles	Branch	Leased
9820 Garden Grove Boulevard, Garden Grove	Branch	Owned
120 South Western Avenue, Los Angeles	Branch	Leased
3660 Wilshire Boulevard, Suite 103, Los Angeles	Main Branch(4)	Leased
3250 W. Olympic Boulevard, Suite 200, Los Angeles	Branch	Leased
18720 East Colima Road, Rowland Heights	Branch	Leased
11754 East Artesia Boulevard, Artesia	Branch	Leased
4637 Convoy Street, San Diego	Branch	Leased
2001 W. Redondo Beach Boulevard, Gardena	Branch	Leased
14474 Culver Drive, Suite D, Irvine	Branch	Leased
3660 Wilshire Boulevard, Suite PH-A, Los Angeles	Branch(1)(2)(5)	Leased

(1)
Deposits are not accepted at this facility

(2)
Corporate Headquarters and SBA lending offices

(3)
Auto Loan Center is located at this facility

(4)
Trade Finance Dept. is located at this facility

(5)
Residential Mortgage Center is located at this facility

        Hanmi Financial and Hanmi Bank consider its present facilities to be sufficient for its current operations.

ITEM 3.    LEGAL PROCEEDINGS

        Neither Hanmi Financial nor Hanmi Bank is involved in any material legal proceedings. Hanmi Bank, from time to time, is party to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of Hanmi Bank. In the opinion of management, the resolution of any such issues would not have a material adverse impact on the financial position, results of operations, or liquidity of Hanmi Financial or Hanmi Bank.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2001, no matters were submitted to stockholders for a vote.

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

	High	Low	Dividend
1999
First Quarter	$7.73	$6.40	11% stock dividend
Second Quarter	$8.58	$7.24
Third Quarter	$9.25	$8.18
Fourth Quarter	$8.45	$6.50
2000
First Quarter	$7.74	$6.55	11% stock dividend
Second Quarter (as of June 14, 2000)	$8.93	$7.14

        The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial's common stock since the Reorganization (June 15, 2000) on transactions of which management is aware.

	High	Low	Dividend
2000
Second Quarter (from June 15, 2000)	$8.26	$8.11
Third Quarter	$8.48	$8.03
Fourth Quarter	$9.82	$8.33
2001
First Quarter	$11.68	$9.67	12% stock dividend
Second Quarter	$12.97	$11.00
Third Quarter	$15.97	$12.83	3:2 stock split
Fourth Quarter	$14.79	$13.07

        Hanmi Financial has approximately 1,107 stockholders of record.

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

        On February 20, 2002, Hanmi Financial declared a 9% stock dividend on its common stock payable to stockholders of record on March 7, 2002

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by the Company. This selected historical financial data should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this statement and the information contained in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION". The selected historical financial data as of and for each of the years in the five years ended December 31, 2001 are derived from the Company's audited financial statements. In the opinion of Management of the Company, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

Summary Financial Statements
For the year ended and as of December 31,
(Dollars in thousands, except for per share data)

	2001	2000	1999	1998	1997
Summary Statement of Operations Data:
Interest income	$76,944	$72,429	$52,377	$42,642	$37,733
Interest expense	32,990	30,891	18,847	15,730	12,876

Net interest income before provision for loan losses	43,954	41,538	33,530	26,912	24,857
Provision for loan losses	1,400	2,250	1,000	3,050	2,650
Non-interest income	16,987	14,819	12,786	10,391	8,993
Non-interest expense	32,028	27,797	24,628	19,782	18,566

Income before income taxes	27,513	26,310	20,688	14,471	12,634
Income tax expense	10,702	10,787	8,682	5,207	4,473

Net income	16,811	15,523	12,006	9,264	8,161

	2001	2000	1999	1998	1997
Summary Statement of Financial Condition
Cash and cash equivalents	$81,206	$176,107	$69,459	$70,729	$45,810
Total investment securities	212,975	205,994	165,255	218,978	146,376
Net loans	821,062	620,522	474,650	331,286	288,970
Total assets	1,158,760	1,034,610	740,259	650,765	500,074
Total deposits	1,042,353	934,581	655,730	586,284	446,545
Total liabilities	1,053,887	948,214	672,428	591,790	451,738
Total shareholders' equity	104,873	86,396	67,831	58,975	48,336
Average interest earning assets	1,017,422	791,105	614,028	488,266	421,698
Average total assets	1,100,182	873,044	690,797	548,198	470,421
Average interest bearing liabilities	736,947	569,544	424,722	331,475	281,376
	2001	2000	1999	1998	1997
Per Share Data:
Net income per share—Basic(8)	$1.23	$1.14	$0.89	$0.71	$0.64
Net income per share—Diluted(8)	$1.21	$1.14	$0.88	$0.71	$0.63
Book value per share—Basic(8)	7.67	6.36	5.00	4.55	3.80
Cash dividends	0.00	0.00	0.00	0.00	0.00
Common shares outstanding	12,562,229	7,434,457	6,679,670	5,996,054	5,307,638
	2001	2000	1999	1998	1997
Selected Performance Ratios:
Return on average equity(1)	17.56%	19.81%	18.50%	16.71%	18.38%
Return on average assets(2)	1.53%	1.78%	1.74%	1.69%	1.73%
Net interest spread(3)	3.09%	3.73%	4.09%	4.01%	4.38%
Net interest margin(4)	4.32%	5.25%	5.46%	5.51%	5.89%
Average shareholders' equity to average total assets	8.70%	8.98%	9.39%	10.11%	9.44%
	2001	2000	1999	1998	1997
Selected Capital Ratios:
Tier 1 capital to average total assets
Hanmi Financial	8.86%	8.46%
Hanmi Bank	8.76%	8.39%	9.20%	8.66%	9.85%
Tier 1 capital to total risk-weighted assets
Hanmi Financial	11.71%	11.11%
Hanmi Bank	11.59%	11.02%	12.63%	11.61%	12.29%
Total capital to total risk-weighted assets
Hanmi Financial	12.87%	12.37%
Hanmi Bank	12.75%	12.27%	13.88%	12.86%	13.55%
Selected Asset Quality Ratios:
Nonperforming loans to total gross loans(5)	0.60%	0.40%	0.62%	0.97%	1.15%
Nonperforming assets to total gross loans(6)	0.60%	0.40%	0.62%	1.16%	1.15%
Net charge-offs to average total loans	0.45%	0.16%	0.19%	1.06%	0.76%
Allowance for loan losses to total gross loans	1.21%	1.89%	2.19%	3.05%	3.14%
Efficiency ratio(7)	52.56%	49.32%	53.17%	53.03%	54.85%

(1)
Net income divided by average shareholders' equity.
(2)
Net income divided by average total assts.
(3)
Represents the average rate earned on interest-bearing assets less the average rate paid to interest-bearing liabilities
(4)
Represents net interest income as percentage of average interest-earning assets.
(5)
Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
(6)
Nonperforming assets consist of nonperforming loans (see footnote (5) above) and other real estate owned.
(7)
Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income excluding securities gains and losses.
(8)
Restated for a 9% stock dividend in 2002, a 12% stock dividend and a 3 for 2 stock split in 2001.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        This discussion presents management's analysis of the results of operations and financial condition of the Company as of and for the years ended December 31, 2001, 2000 and 1999. The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto presented elsewhere in this report.

        This discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors discussed elsewhere in this statement.

Overview

        Over the last three years, the Company has experienced significant growth in assets and deposits and a substantial increase in profitability. Total assets increased to $1,158.8 million at December 31, 2001 from $1,034.6 million and $740.3 million at December 31, 2000, and 1999, respectively. Total gross loans increased to $833.0 million at December 2001 from $634.1 million and $486.8 million at December 31, 2000, and 1999, respectively.    Total deposits increased to $1,042.4 million as of December 31, 2001 from $934.6 million and $655.7 million at December 31, 2000 and 1999, respectively.

        The Company's growth has been generated through internal operations and expansion into new markets previously not serviced by the Company. In 2001, the Company opened a new branch in Irvine, California. This branch expanded the Company's branch network to twelve branches.

        For the year ended December 31, 2001, net income was $16.8 million, representing an increase of $1.3 million or 8.3% from $15.5 million for the year ended December 31, 2000. This resulted into basic earnings per share of $1.23 and $1.14 for the years ended December 31, 2001 and 2000, respectively. The increase in net income was primarily as a result of increases in interest income and non-interest income. Interest income increased due to the increase in the volume of interest earning assets, however, it was off-set by a significant decline in interest rates during 2001. For the year ended December 31, 2000, net income was $15.5 million, representing an increase of $3.5 million, or 29.3% as compared to 1999.

        One of the Company's primary sources of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. The Company's net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Another source of income is the gain on sale of SBA loans. The Company is a major SBA lender and actively markets the guaranteed portion of the loans it generates to the secondary market. In 2001, the Company realized $2.8 million of gain on sales of available-for-sale securities. The Company also generated substantial non-interest income, including service charges on deposit accounts, and charges and fees generated from international trading finance. The Company's non-interest expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses and other operating expenses.

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

Results of Operations

Net Interest Income and Net Interest Margin

        The Company's earnings depend largely upon the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on deposits and borrowings. The difference is "net interest income." The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Bank.

        For the year ended December 31, 2001 and 2000, the Company's net interest income was $44.0 million and $41.5 million, respectively. The net interest rate spread and net interest margin for the year ended December 31, 2001 were 3.09% and 4.32%, respectively, compared to 3.73% and 5.25%, respectively, for the year ended December 31, 2000. The net interest margin for the year ended December 31, 2001 was lower than the net interest margin for the comparable 2000 period primarily due to declining interest rates. Although the yield on interest earning assets decreased 160 basis points, the interest paid on interest-bearing liabilities declined to 4.48% from 5.42%, or 94 basis points, which resulted in a decrease of both interest spread and interest margin.

        Average interest earning assets increased 28.6% to $1,017.4 million in 2001 from $791.1 million in 2000. Average net loans increased 29.3% to $717.7 million in 2001 from $555.0 million in 2000. As a result, total loan interest income grew by 4.4% in 2001 on an annual basis, despite the dramatic decrease of average yields on net loans from 10.33% in 2000 to 8.34% in 2001. The average interest rate charged on loans decreased reflecting the average prime rate cut of 2.31% from 9.23% in 2000 to 6.92% in 2001.

        Average interest-bearing liabilities grew by 29.4% to $736.9 million in 2001 as compared to $569.5 million in 2000. The average interest rate the Company paid for interest-bearing liabilities decreased by only 94 basis points in 2001 compared to an average annual prime rate decrease of 231 basis points, due to variable rate loans repricing faster than interest-bearing liabilities. As a result, the net interest rate spread and net interest margin decreased to 3.09% and 4.32% respectively in 2001, compared to 3.73% and 5.25%, respectively in 2000.

        The following tables show the Company's average balances of assets, liabilities and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

	For the Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(dollars in thousands)
Assets:
Earning assets:
Net Loans(1)	$717,728	$59,838	8.34%	$555,005	$57,323	10.33%	$396,607	$39,442	9.94%
Municipal securities	28,110	1,490	5.30%	17,840	1,031	5.78%	12,815	774	6.04%
Obligations of other U.S. govt.	50,449	3,114	6.17%	96,502	6,034	6.25%	101,861	6,232	6.12%
Other debt securities	156,476	9,651	6.17%	66,985	4,336	6.47%	74,293	4,458	6.00%
Equity securities	5,037	259	5.14%	1,772	107	6.04%	1,578	95	6.00%
Federal funds sold	54,359	2,330	4.29%	49,462	3,261	6.59%	25,953	1,329	5.12%
Commercial paper	4,582	238	5.19%	3,539	337	9.52%	—	—	—
Interest-earning deposits	681	24	3.52%	—	—	0.00%	921	47	5.10%

Total interest earning assets:	1,017,422	76,944	7.56%	791,105	72,429	9.16%	614,028	52,377	8.53%
Non-interest earning Assets
Cash and due from bank	55,049			53,930			50,803
Premises and equipment, net	7,231			8,869			9,103
Other real estate owned	119			170			303
Accrued interest receivable	6,037			5,556			4,658
Other assets	14,324			13,414			11,902

Total non-interest earning assets	82,760			81,939			76,769

Total assets	1,100,182			873,044			690,797

Liabilities and Stockholders' Equity:
Interest-bearing liabilities
Deposits:
Money market deposits	$109,496	$2,609	2.38%	$98,114	$3,632	3.70%	$94,506	$3,108	3.29%
Savings deposits	77,860	2,715	3.49%	57,844	2,322	4.01%	54,655	2,035	3.72%
Time certificates of deposit $100,000 or more	277,169	13,777	5.11%	167,858	10,114	6.03%	105,326	6,091	5.78%
Other time deposits	269,548	13,785	4.97%	242,791	14,613	6.02%	163,058	7,243	4.44%
Other borrowings	2,874	104	3.62%	2,937	210	7.15%	7,177	370	5.16%

Total interest-bearing liabilities	736,947	32,990	4.48%	569,544	30,891	5.42%	424,722	18,847	4.44%

Non-interest-bearing liabilities
Demand deposits	254,319			213,606			194,907
Other liabilities	13,176			11,531			6,272

Total non-interest-bearing liabilities	267,495			225,137			201,179

Total liabilities	1,004,442			794,681			625,901
Stockholders' equity	95,740			78,363			64,896

Total liabilities and stockholders' equity	$1,100,182			$873,044			$690,797

Net interest income		$43,954			$41,538			$33,530

Net interest spread(2)			3.09%			3.73%			4.09%
Net interest margin(3)			4.32%			5.25%			5.46%

(1)
Loans are net of the allowance for loan losses, deferred fees and related direct costs.
(2)
Represents the average rate earned on interest-bearing assets less the average rate paid on interest-bearing liabilities
(3)
Represents net interest income as percentage of average interest-earning assets.

        The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). The variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

	For the Year Ended December 31,
	2001 vs. 2000			2000 vs 1999
	Increases (Decreases) Due to Change in			Increases (Decreases) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Earning assets—Interest income:
Net loans(4)	$14,852	$(12,337)	$2,515	$16,307	$1,575	$17,882
Municipal securities(5)	551	(92)	459	$292	$(35)	257
Obligations of other U.S. govt.	(2,844)	(76)	(2,920)	$(333)	$135	(198)
Other debt securities	5,528	(214)	5,314	$(458)	$336	(122)
Equity securities	170	(18)	152	$12	$1	13
Federal funds sold	298	(1,229)	(931)	$1,467	$465	1,932
Commercial paper	82	(180)	(98)	$337	$—	337
Interest-earning deposits	24	—	24	$(24)	$(24)	(48)

Total	$18,661	$(14,146)	$4,515	$17,600	$2,453	$20,053
Deposits and borrowed funds—Interest expenses:
Money market	$384	$(1,407)	$(1,023)	$128	$396	$524
Savings	726	(334)	392	$128	$159	287
Time certificates of deposit $100,000 or more	5,678	(2,014)	3,664	$3,769	$255	4,024
Other time deposits	1,508	(2,336)	(828)	$4,799	$2,571	7,370
Other borrowings	(4)	(102)	(106)	$(303)	$143	(160)

Total	8,292	(6,193)	$2,099	$8,521	$3,524	$12,045

Change in net interest income	$10,369	$(7,953)	$2,416	$9,079	$(1,071)	$8,008

(4)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $2.1, $1.5 and $1.4 million for the year ended December 31, 2001, 2000 and 1999, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(5)
Yields on tax-exempt income have not been computed on a tax equivalent basis.

Provision for Loan Losses

        For the year ended December 31, 2001, the provision for loan losses was $1.40 million, compared to $2.25 million for the year ended December 31, 2000, a decrease of 37.8%. Although the Company's loan volume increased for the year, the decrease in the provision for loan losses was primarily due to a decrease in the unallocated amount. The Company refined its credit management process and instituted a more comprehensive risk rating system. The refined allowance process resulted in the Company re-allocating portions of the allowance previously classified as unallocated to specific categories of loans, consistent with SAB 102, Selected Loan Loss Allowance Methodology and Documentation Issues.

        Provisions to the allowance for loan losses are made quarterly, in anticipation of probable loan losses. The quarterly provision is based on the allowance need which is calculated on a predetermined formula designed to provide adequacy for anticipated losses. The formula is composed of various components. The allowance is determined by assigning specific allowances for all classified loans. All loans that are not classified are then given certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined by the Company's prior loss history by type of loan, adjusted for current economic factors.

	Balance at the End of Period of
	2001		2000		1999
Applicable to:	Reserve Amount	Total Loans	Reserve Amount	Total Loans	Reserve Amount	Total Loans
Real estate loans:
Construction	$163	$33,618	$68	$8,543	$28	$3,512
Commercial property	1,108	198,336	1,311	147,810	1,422	125,842
Residential property	258	49,526	262	48,192	0	39,787
Commercial and industrial loans	7,728	512,920	6,173	391,093	5,492	278,958
Consumer loans	738	38,645	571	38,486	395	38,682
Unallocated	69	—	3,591	—	3,287	—

Total Allowance	$10,064	$833,045	$11,976	$634,124	$10,624	$486,781

        The allowance is based on estimates and ultimate future losses may vary from current estimates. Management anticipates the recovery from last year's recession around the second half of 2002. However, underlying trends in the economic cycle, particularly in Southern California, which management cannot completely predict will influence credit quality. It is always possible that future economic or other factors may adversely affect Hanmi Bank's borrowers. As a result, the Company may sustain loan losses, in any particular period, that are sizable in relation to the allowance, or exceed the allowance. In addition, the Company's asset quality may deteriorate through a number of possible factors, including:

  •
  rapid growth;

  •
  failure to maintain or enforce appropriate underwriting standards;

  •
  failure to maintain an adequate number of qualified loan personnel; and

  •
  failure to identify and monitor potential problem loans.

        Based on these and other factors, loan losses may be substantial in relation to the allowance or exceed the allowance.

Non-interest Income

        The following table sets forth the various components of the Company's non-interest income for the years indicated:

	2001	2000	1999
	(dollars in thousands)
Service charges on deposit accounts	$9,222	$8,948	$8,361
Gain on sale of loans	1,345	1,187	895
Gain on sales of available-for-sale securities	2,751	—	178
Gain (loss) on sale of fixed assets	(66)	1,112	(23)
Gain on sale of OREO	16	—	14
Trade finance fees	1,915	1,893	1,711
Remittance fees	602	510	460
Other service charges and fees	794	754	697
Other income	408	415	493

Total	$16,987	$14,819	$12,786

        Non-interest income has increased in the past several years and has become a significant part of the Company's revenue. For the year ended December 31, 2001, non-interest income was $17.0 million, an increase of $2.2 million or 14.6% from $14.8 million for the year ended December 31, 2000. This increase was largely attributable to the $2.8 million gain on sale of securities.

        The Company earns non-interest income from three major sources: service charges on deposit accounts, gain on the sale of SBA loans, and charges and fees generated from international trading finance.

        Service charge income on deposit accounts increased with the growing deposit volume and number of accounts. The Company constantly reviews service charges to maximize service charge income while still maintaining its competitive position. The service charges on deposit accounts increased by $274,000 or 3.1%, and $587,000 or 7.0% for the year 2001 from 2000 and 2000 from 1999, respectively. The slight increase in 2001 was primarily due to the expansion of the branch network.

        Gain on the sale of SBA guaranteed loans was approximately $1.35 million in 2001 compared to $1.19 million and $895,000 in 2000 and 1999, respectively, representing an increase of 13.3% and an increase of 32.6% for the year ended December 31, 2000 and 1999, respectively. The increase in the gain on sale of loans resulted exclusively from the Company's increased sale activity in SBA guaranteed loans. The Company sells the guaranteed portion of the SBA loans in the government securities secondary markets, while the Company retains servicing rights. During the year 2001, the secondary market for these loans was more active than 2000. The Company sold approximately $23.7 million loans recognizing 5.7% premiums over the principle sold.

        Non-interest income increased primarily due to the gain on sale of securities in 2001 of $2.8 million. There were no such sales of securities in 2000. The ability to generate such gains in the future is not assured since any gains are dependent on interest rates.

        As a part of the Company's continuing effort to expand non-interest income, the Company introduced non-depository products to customers, such as mutual funds and annuities, in December 2000. The Company generated income of $93,000 from such activity in 2001.

Non-interest Expense

        The following table sets forth the breakdown of non-interest expense for the years indicated:

	2001	2000	1999
	(dollars in thousands)
Salaries and employee benefits	$16,786	$14,306	$12,407
Occupancy and equipment	3,877	3,249	2,679
Data processing	2,347	2,067	1,978
Supplies and communications	1,417	1,382	1,167
Professional fees	1,110	818	1,049
Advertising and promotional expenses	1,747	1,721	1,418
Loan referral fee	540	651	944
Impairment on investment securities	270	3	—
Other operating	3,934	3,599	2,986

Total	$32,028	$27,796	$24,628

        Total non-interest expense increased by $4.2 million or 15.2% in year 2001. The increase in 2001 was primarily due to the Company's continuous expansion in 2001. One new branch was added to the Company's network and one existing branch building was sold last year and moved to a new site, which required an increase in staff (salaries and employee benefits) as well as additional rent for the new locations. The business generated by the new branch also created the need for additional lending staff to support the larger loan volume.

        Management anticipates that non-interest expense will continue to grow in the coming years as the expansion plan is implemented.

Provision for Income Taxes

        For the year ended December 31, 2001, the Company recognized a provision for income taxes of $10.7 million on net income before tax of $27.5 million, representing an effective tax rate of 38.9%, compared to a provision of $10.8 million on pretax net income of $26.3 million, representing an effective tax rate of 41%, for 2000. The lower tax rate in 2001 compared to 2000 was primarily due to a tax credit from the investments made in Low-income Housing projects. The Company made investments in various tax credit funds totaling $3.0 million, and recognized an income tax credit of approximately $254,000 for the tax year 2001. The Company intends to continue to make such investments as part of an effort to lower its effective tax rate and to receive the credit under the Community Reinvestment Act.

        As indicated in Note 7 in the Notes to the Consolidated Financial Statements, income tax expense is the sum of two components, namely, current tax expense and deferred tax expense (benefit). Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pretax income due to the fact that some items of income and expense are recognized in different years for income tax purposes than in the financial statements. These recognition anomalies cause "temporary differences;" eventually, all taxes due are paid.

        Most of the Company's temporary differences involve recognizing substantially more expense in its financial statements than it has been allowed to deduct for taxes, and therefore the Company normally has a net deferred tax asset. At December 31, 2001 and 2000, the Company had net deferred tax assets of $4.2 million and $5.1 million, respectively.

Financial Condition

Loan Portfolio

        Total gross loans increased by $198.9 million or 31.4% in 2001. Total gross loans comprised 71.9% of total assets at December 31, 2001 compared with 61.3%, and 65.8% at December 31, 2000, and 1999, respectively.

        The table on the following page sets forth the composition of the Company's loan portfolio by major category. Commercial and industrial loans including term fed funds comprised the largest portion of the total loan portfolio, representing 61.6% of total loans at December 31, 2001, as compared with 61.7%, and 57.3% of total loans at December 31, 2000, and 1999, respectively.

        Commercial loans include term loans and revolving lines of credit. Term loans have typical maturity of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. SBA guaranteed loans usually have a longer maturity (5 to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location, and their current and target markets. The Company manages its portfolio to avoid concentration in any of the areas mentioned. The Commercial loan portfolio also includes the SBA loans held for sale, which totaled approximately $14.9 million and $12.8 million at December 31, 2001 and December 31, 2000, respectively.

        Real estate loans were $281.5 million and $204.5 million at December 31, 2001 and December 31, 2000, respectively, representing 33.8% and 32.3%, respectively, of the total loan portfolio. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties may be either user owned or for investment purposes. The Company adheres to the real estate loan guidelines set forth by the FDIC in 1993. These guidelines include, among other things, fair review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

        The Company does not actively pursue consumer installment loans, which historically have represented less than 10% of the total loan portfolio. The majority of installment loans are automobile loans, which the Company provides as a service to existing clients.

        The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount outstanding as of December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands)
Real estate loans:
Construction	$33,618	$8,543	$3,512	$2,304	—
Commercial property	198,336	147,810	125,842	85,126	$62,680
Residential property	49,526	48,192	39,787	22,112	—
Commercial and industrial loans	472,920	391,093	278,958	200,161	202,723
Term fed funds	40,000	—	—	—	—
Installment loans	38,645	38,486	38,682	33,200	33,557

Total gross loans	$833,045	$634,124	$486,781	$342,903	$298,960

(1)
Loans for sale were included at the lower of cost or market.

        The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans as of December 31,
	2001	2000	1999	1998	1997
Real estate loans:
Construction	4.04%	1.35%	0.72%	0.67%	—
Commercial property	23.81%	23.31%	25.85%	24.83%	20.97%
Residential property	5.95%	7.60%	8.17%	6.45%	—
Commercial and industrial loans	56.76%	61.67%	57.31%	58.37%	67.81%
Term fed funds	4.80%	—	—	—	—
Installment loans	4.64%	6.07%	7.95%	9.68%	11.22%

Total gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

        As of December 31, 2001 and 2000, the Company had commitments to extend credit of $124.9 million and $92.5 million, and obligations under standby letters of credit of approximately $6.0 million and $5.5 million, and obligations under commercial letters of credit of $20.4 million and $25.5 million, and under credit card loans of approximately $3.0 million and $2.0 million, respectively. Based upon the Company's historical experience, the outstanding loan commitments are expected to remain relatively stable throughout the year.

        The table on the following page shows the maturity distribution and repricing intervals of the Company's outstanding loans as of December 31, 2001. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes non-accrual loans of $4.3 million at December 31, 2001.

	Within One Year	After One But Within Five Years	After Five Years	Total
Real estate loans:
Construction	$32,094	$1,524	$—	$33,618
Commercial property	11,940	74,188	111,025	197,153
Residential property	1,395	6,644	40,757	48,796
Commercial and industrial loans	181,891	158,862	129,892	470,645
Term fed funds	40,000	—	—	40,000
Installment Loans	17,525	19,087	1,938	38,550

Total	$284,845	$260,305	$283,612	$828,762

Loans with predetermined interest rates	77,985	57,620	45,002	180,607
Loans with variable interest rates	206,860	202,685	238,610	648,155

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

        The Company's non-performing loans were $5.0 million at December 31, 2001, compared to $2.6 million, and $3.0 million at December 31, 2000, and 1999, respectively, representing a 96% increase in 2001, and 16% decrease in 2000.

        As of December 31, 2001, 2000 and 1999, total non-performing assets were the same as non-performing loans. During these same periods, total loans increased by 31.4% in 2001 from 2000, and 30.7% in 2000 from 1999.

        As a result, the ratio of non-performing assets to total loans and OREO changed to 0.6% at December 31, 2001, from 0.4% at December 31, 2000 and 0 .62% at December 31, 1999. At December 31, 2001, the Company had no OREO.

        The following table provides information with respect to the components of the Company's non-performing assets as of December 31 of the years indicated:

	2001	2000	1999	1998	1997
	(dollars in thousands)
Nonaccrual loans:(1)
Real estate:
Commercial property	$1,183	$516	$206	$675	$892
Residential property	730	649	1,023	1,367	426
Commercial and industrial	2,275	923	1,536	762	1,203
Installment	94	71	188	308	103

Total	4,282	2,159	2,953	3,112	2,624

Loans 90 days or more past due and still accruing (as to principal or interest):
Real estate:
Residential property	117	3	—	—	—
Commercial and industrial	602	391	79	—	26

Total	719	394	79	—	26

Restructured loans:(2)
Commercial and industrial	—	—	—	200	779

Total nonperforming loans	5,001	2,553	3,032	3,312	3,429

Other real estate owned	—	—	—	670	—

Total nonperforming assets	$5,001	$2,553	$3,032	$3,982	$3,429

Nonperforming loans as a percentage of total loans	0.60%	0.40%	0.62%	0.97%	1.15%
Nonperforming assets as a percentage of total loans and other real estate owned	0.60%	0.40%	0.62%	1.16%	1.15%
Total loans	$833,045	$634,124	$486,781	$342,903	$298,960

(1)
A "restructured loan" is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Allowance for Loan Losses

        The allowance for loan losses is maintained at a level that is believed to be adequate by Management to absorb estimated probable loan losses inherent in various financial instruments. The adequacy of the allowance is determined through periodic evaluations of the Company's portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among others, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

        On a quarterly basis, the Company utilizes a classification migration model and individual loan review analysis tools, as a starting point for determining the allowance for loan loss adequacy. The Company's loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e. pass, special mention, substandard, and doubtful) for each loan type, except consumer loans (auto, mortgage and credit cards) which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances, unused commitments, and off-balance sheet exposures, such as letters of credit. The individual loan review analysis is the other axis of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

        The results from the above two analyses are thereafter compared to independently generated information such as peer group comparisons and the federal regulatory interagency policy for loan and lease losses. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

        The allowance for loan losses was $10.1 million at December 2001, compared with $12.0 million at December 31, 2000. The unallocated portion of the allowance for loan losses was $69,000, approximately 0.69% of the total allowance and 0.01% of total loans at December 2001. This compares with $3.6 million at December 2000, which represented 30.0% of the total allowance and 0.57% of total loans at December 2000. The decrease of the unallocated portion was due to a decrease in uncertainty associated with estimated losses through refinements in the credit management process in 2001.

        The decrease in the allowance for loan losses in 2001 was due primarily to the decrease of the unallocated allowance. Additionally, commercial loans where most losses have historically occurred, declined from 61% of the loan portfolio to 56%. The newly implemented comprehensive risk rating system enabled the analysis of the Bank's credit exposure at an increasingly granular level, and the decreased level of uncertainty resulting therefrom. These changes include:

  •
  Risk grade scale has become more fractionalized from 7 notches (0~6) to 9 notches (0~8);

  •
  Risk grades have been segregated into collateral and borrower risk grades for the Company to better identify default and loss risks;

  •
  Under the new allowance allocation methodology, non-classified loans (grade 1~4 loans) are assigned different reserve factors; and

  •
  General loan policy and guidelines have been revised, newly installed, or more strictly enforced on timely loan grade adjustments.

        The loan loss estimation based on historical losses and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan and lease portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

        The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management's judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of December 31, 2001.

	Years Ended December 31,
Allowance for Loan Losses:
	2001	2000	1999	1998	1997
Balances at beginning of period	$11,976	$10,624	$10,423	$9,347	$8,816
Actual charge-offs:
Real estate
Commercial property	—	—	79	430	852
Residential property	—	—	73	104	463
Commercial and industrial	3,782	1,383	1,432	3,642	1,429
Installment	324	399	417	310	538

Total	4,106	1,782	2,001	4,486	3,282

Recoveries on loans previously charged off:
Real estate
Construction	—	30	—	—	—
Commercial property	273	—	595	272	204
Residential property	—	—	23	85	73
Commercial and industrial	307	691	514	791	840
Installment	214	163	70	59	46

Total	794	884	1,202	1,207	1,163

Net loan charge-offs (recoveries)	3,312	898	799	3,279	2,119
Provision charged to operating expenses	1,400	2,250	1,000	3,050	2,650
Additional reserve in conjunction with merger of First Global Bank	—	—	—	1,305	—

Balances at end of period	$10,064	$11,976	$10,624	$10,423	$9,347

Ratios:
Net loan charge-offs to average total loans	0.45%	0.16%	0.20%	1.09%	0.78%
Net loan charge-offs to total loans at end of period	0.40%	0.14%	0.16%	0.96%	0.71%
Allowance for loan losses to average total loans	1.38%	2.11%	2.61%	3.46%	3.46%
Allowance for loan losses to total loans at end of period	1.21%	1.89%	2.18%	3.04%	3.13%
Net loan charge-offs to allowance for loan losses at end of period	32.91%	7.50%	7.52%	31.46%	22.67%
Net loan charge offs to provision charged to operating expenses	236.57%	39.91%	79.90%	75.29%	79.96%
Allowance for loan losses to nonperforming loans	201.24%	469.10%	350.40%	314.70%	338.29%

        The Company concentrates the majority of its earning assets in loans. In all forms of lending, there are inherent risks. The Company concentrates the preponderance of its loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans primarily for the purchase of automobiles.

        While the Company believes that its underwriting criteria are prudent, outside factors can adversely impact credit quality. During the early 1990's the severe recession impacted the Company's ability to collect loans. The devastation of the 1994 earthquake further impacted loan repayment. A repeat of these types of events could cause deterioration in the Company's loan portfolio.

        Having experienced the problems mentioned above in the past, the Company has attempted to mitigate collection problems by supporting its loans by fungible collateral. Additionally, a significant portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the Company's potential for loss. The Company also utilizes credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with new loans and those that are delinquent receiving special attention. In addition to the Company's internal grading system, loans criticized by this credit review are downgraded with appropriate allowance added if required.

        As indicated above, the Company formally assesses the adequacy of the allowance on a quarterly basis by:

  •
  reviewing the adversely graded, delinquent or otherwise questionable loans;

  •
  generating an estimate of the loss potential in each such loan;

  •
  adding a risk factor for industry, economic or other external factors; and

  •
  evaluating the present status of each loan and the impact of potential future events.

        Although Management believes the allowance is adequate to absorb losses as they arise, no assurance can be given that the Company will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

Investment Portfolio

        The Investment portfolio maintained by the Company as of December 31, 2001 was primarily composed of US government agencies, mortgage-backed securities (MBS), collateralized mortgage obligations (CMO), municipal bonds, corporate bonds, and asset backed securities (ABS). With the loan growth rate surpassing the deposit growth rate in 2001, the total investment portfolio decreased to 18.4% of total assets on December 31, 2001 from 19.9% on December 31, 2000.

        Two important changes occurred in 2001 were a decrease in US government agency and corporate bonds and an increase in mortgage related securities. The decrease of US government agency bonds was mainly caused by the call option exercised by the issuer, which was due to the lower interest rates during 2001. The Company also tried to reduce corporate exposures in order to avoid an adverse impact from the down turn in economy. Some of the funds from sold and / or called securities were used for loan increases and investment in municipal securities. A majority of the funds were used to buy mortgage-related securities. The main structures of mortgage-related bonds were balloons and hybrid adjusted rate mortgage backed securities (ARM). The duration of most of the balloons was less than 3 years, and the duration of the ARM's was less than 1 year. The average yield of the investment portfolio deteriorated to 5.87% for the year ended December 31, 2001 from 6.42% for the year ended December 31, 2000.

        Investment securities available-for-sale increased to 91.8% of the total investment portfolio as of December 31, 2001, from 89.2% in 2000. The main purpose of the classification of available-for-sale is to enhance the fund flexibility for the Company. Most of the securities held by the Company were based on fixed interest rates, but the Company purchased some hybrid ARMs, thus adding floating interest rate securities.

        Excluding holdings of US government agencies, there were no investments in securities of any one issuer exceeding 10% of the Company's stockholders' equity on December 31, 2001, 2000, or 1999.

        The following table summarizes amortized cost, fair value and distribution of the Company's investment securities as of the dates indicated:

	Investment Portfolio as of December 31,
	2001		2000		1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
U.S. Government securities	$0	$0	$0	$0	$11,000	$11,017
Obligation of other U.S. government agencies	11,093	11,309	65,011	64,139	86,584	82,436
Obligation of state and political subdivision	34,907	35,320	24,474	24,608	14,797	14,617
Mortgage-backed securities	123,297	123,670	58,335	58,558	0	0
Corporate Bonds	39,872	40,748	56,960	56,921	63,945	63,040
Other securities	2,165	2,165	1,636	1,641	0	0

Total investment securities	$211,334	$213,212	$206,416	$205,867	$176,326	$171,110

        The following table summarizes the maturity and repricing schedule of the Company's investment securities and their weighted average yield at December 31, 2001:

	Within One Year		After One But Within Five Years		After Five Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Obligation of other U.S. government agencies	$0	0.00%	$0	0.00%	$11,309	6.52%
Obligation of state and political subdivision(1)	1,749	6.39%	12,549	6.75%	20,956	6.83%
Mortgage-backed securities	776	4.88%	43,930	5.95%	78,911	5.06%
Corporate Bonds	13,808	5.99%	21,329	6.54%	5,493	7.04%
Other securities	0	0.00%	2,165	7.34%	0	0.00%

Total investment securities	$16,333	5.75%	$79,973	6.27%	$116,669	5.61%

(1)
The yield on Obligation of state and political subdivision has been computed on a tax equivalent basis.

Deposits

        Total deposits at December 31, 2001, 2000 and 1999 were $1,042.4 million, $934.6 million, and $655.7 million, respectively, representing an increase of $107.7 million or 11.5% in year 2001 and, $278.9 million or 42.5% in 2000. The continuous growth of deposit volume in 2001 was primarily attributed to increased marketing at existing branches and the addition of a new branch. During 2001, the deposit composition proportion changed due to increasing demand deposits. This is due to the dramatic drop in interest rates and management's effort to decrease the Company's interest expense on deposits. At December 31, 2001, 2000 and 1999, the total time deposits outstanding were at $518.2 million, $530.1 million and $314.2 million, respectively, representing a decrease of $11.9 million or 2.3% in 2001, and $215.9 million or 68.7% increase in 2000. Instead, demand deposit and money market account increased by $62 million or 25.8% and 40.3 million or 43% in 2001 and 2000, respectively. The average rate paid on time deposits in denominations of $100,000 or more was 5.11%, 6.03% and 5.78% for the years ended December 31, 2001, 2000, and 1999, respectively.

        Average deposits for the years ended December 31, 2001, 2000 and 1999 were $988.4 million, $780.2 million and $612.5 million, respectively. Average deposits, therefore, grew by 26.7% in 2001 and 27.3% in 2000.

        Deposits are the Company's primary source of funds. As the Company's need for lendable funds has grown, dependence on time deposits has increased and so has the interest the Company has paid on time deposits. As the Company's client base is comprised primarily of commercial and industrial accounts, balances carried by individual clients are generally higher than at consumer-oriented banks. A number of clients carry deposit balances of more than 1% of the Company's total deposits, but no single customer had a deposit balance of more than 5% of total deposits at December 31, 2001.

        The Company accepts brokered deposits on a selective basis at prudent interest rates to augment deposit growth. The Company exercised a call option on $20.5 million of brokered deposits which was outstanding as of December 31, 2000, and had no brokered deposits at December 31, 2001. At December 31, 2001, the Company also had $75 million of state time deposits over $100,000.

        The table below summarizes the distribution of average daily deposits and the average daily rates paid for the periods indicated:

	For the Years Ended December 31,
	2001		2000		1999
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand, noninterest-bearing	$254,319		$213,606		$194,907
Money market	109,496	2.38%	98,114	3.70%	94,506	3.29%
Savings	77,860	3.49%	57,844	4.01%	54,655	3.72%
Time deposits of $100,000 or more	277,169	5.11%	167,858	6.03%	105,326	5.78%
Other time deposits	269,548	4.97%	242,791	6.02%	163,058	4.44%

Total deposits	$988,392	3.33%	$780,213	3.47%	$612,452	3.02%

        The table below summarizes the maturity of the Company's time deposits in denominations of $100,000 or greater at December 31 of the years indicated:

	2001	2000	1999
Three months or less	$189,360	$107,504	$67,126
Over three months through six months	44,209	63,120	23,736
Over six months through twelve months	39,459	53,226	30,859
Over twelve months	3,757	23,734	1,767

	$276,785	$247,584	$123,488

Interest Rate Risk Management

        Interest rate risk indicates the Company's exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed income assets. This occurs because the economic value of fixed income assets is the present value of future cash flow discounted by the current interest rate; under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of the Company's exposure to market interest rate. The level of interest rate risk can be managed through the changing of gap positions and the volume of fixed income assets and so forth. For the purpose of successful management of interest rate risk, the Company uses various methods with which to measure existing and future interest rate risk exposures. In addition to the regular reports used in business operations, repricing gap analysis, stress testing, and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

        The following table shows the most recent status of the Company's gap position.

	Within Three Months	After Three Month But Within One Year	After One Year But Within Five Years	After Five Years	Non sensitive Account	Total
	(dollars in thousands)
Assets
Cash					$52,014	$52,014
Federal funds sold	$19,200	—				19,200
Commercial paper	9,992					9,992
Debt securities
Fixed	10,150	$38,953	$104,525	$38,494		192,122
Floating	20,853					20,853
Loans
Fixed	49,738	28,247	57,620	45,002		180,607
Floating	628,318	8,846	10,993			648,157
Nonaccrual					4,282	4,282
Unearned & allowance for loan losses					(11,984)	(11,984)

Net Loans						821,062
Equity securities			999	5,155		6,154
Customer's liability on acceptance	2,739	—	—	—	—	2,739
Other assets	0	10,003	—	—	24,621	34,624

Total	740,990	86,049	174,137	88,651	68,933	1,158,760

Cumulative	740,990	827,039	1,001,176	1,089,827	1,158,760

Liabilites
Deposits
Demand deposits	23,935	93,689	154,137	29,815		301,576
Interest-bearing
Savings	10,320	26,974	48,921	2,474		88,689
Money market checking	10,287	47,347	67,365	8,884		133,883
Time deposit $100,000 over	165,851	108,202	2,613	119		276,785
Other time deposits	163,849	73,964	3,607	—		241,420
Acceptance outstanding	2,739					2,739
Other borrowed funds	1,000				1,872	2,872
Other liabilities	—	—	—	—	5,923	5,923

Total	377,981	350,176	276,643	41,292	7,795	1,053,887

Shareholders equity	—	—	—	—	104,873	104,873

Total	377,981	350,176	276,643	41,292	112,668	1,158,760

Cumulative	$377,981	$728,157	$1,004,800	$1,046,092	$1,158,760

Cumulative interest rate sensitivty gap ratio (based on total assets)	363,009	98,882	(3,624)	43,735

as % of Total Assets	31.33%	8.53%	-0.31%	3.77%
as % of Earning Assets	33.95%	9.25%	-0.34%	4.09%

        The Company used 90-day and one-year gap positions as the primary measurements in analyzing interest rate risk exposure to earnings. Based on historical trends and its own experience, the Company has determined that the ratio of gap to earning assets should be within the range of plus or minus 20% in one year. The Company's internal static gap report indicated that the one-year gap ratio to earning assets was 9.25% as of December 31, 2001, which complied with the Company's policy guideline. In three months, the 90-day gap position is highly asset sensitive with 33.95% of earning assets.

        The following table summarizes the most recent status of the Company's gap position.

	Less than 3 Months Less than 35% of Earning assets		3 to 12 Months Less than 20% of Earning assets
Policy Guidelines
	12/31/01	12/31/00	12/31/01	12/31/00
	(dollars in thousands)
Cumulative Repricing	$363,009	$262,515	$98,882	$(31,862)
% of Total Assets	31.33%	25.37%	8.53%	(3.08)%
% of Earning Assets	33.95%	27.76%	9.25%	(3.37)%

        The Company understands that the spread between interest income earned on earning assets and interest expense paid to interest-bearing liabilities is the principal component of net interest income and that interest rate change substantially affects the Company's financial performance. Accordingly, the Company tries to ensure capital protection through stable earnings over interest rate fluctuation. In order to achieve stable earnings, the Company prudently manages its assets and liabilities and closely monitors the percentage changes of net interest income and equity value in relation with interest rate fluctuation within the Company's guidelines.

        To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of interest rate change. The following table is one of the stress simulations performed by the Company to forecast the impact of interest rate change on the Company's net interest income and economic value of equity over the 12-month period ending December 31, 2001.

        Repricing gap analysis measures the static timing of repricing risk of assets and liabilities. When compared to the previous year, the year of 2001 saw a noticeable change in the less than three-month period. There was a huge increase in the cumulative repricing amount. The ratio to total assets increased to 31.33% and the percentage to earning assets increased to 33.95%, remaining below the 35% guideline. There was greater movement in the three to twelve month period. The cumulative repricing amount jumped by $130.7 million from the previous year. This made the Company more asset sensitive in case of market interest rate movement. In 2001, there was heavy loan demand and an increase of the loan portfolio that exceeded the growth of deposits. Most of the increase in the loan portfolio was focused on floating rate assets that were included in the less than three-month period. Thus, despite the overall increase of core deposits and increase in CDs, the severity of asset sensitivity in the less than three-month period has deepened. The significant decrease of CDs and increase of securities repricing in the three to twelve month period were the primary reasons why the gap position between the three to twelve month period became highly asset sensitive instead of liability sensitive. In the one to five-year period, assets decreased, but liabilities increased. In 2001, asset sensitivity was deepened, which means that the effective duration of the asset was shortened. Since the market consensus was that the interest rate reached the bottom of its cycle, the high asset sensitive gap position was not harmful to the Company during 2001.

Hypothetical Changes in Interest Rates
December 31, 2001
(dollars in thousands)

	Projected Changes(%)				Change in amount		Expected Amount
			Economic Value of Equity
	Net Interest Income
Change in Interest rate(BPS)					Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	Guideline	Projected	Guideline	Projected
200	25.00%	8.85%	-25.00%	-16.63%	3,968	-19,176	48,796	96,120
100	12.50%	4.17%	-12.50%	-8.68%	1,871	-10,003	46,700	105,293
0	—	0.0%	—	0.0%	0	0	44,828	115,296
-100	-12.50%	-5.31%	12.50%	9.48%	-2,381	10,931	42,448	126,227
-200	-25.00%	-10.29%	25.00%	21.01%	-4,612	24,218	40,217	139,514

        Under the above stress simulation, for a 100 basis point decline in interest rate, the Company may be exposed to a 5.31% decline in net interest income but a 9.48% increase in economic value of equity. For a 100 basis point increase in interest rate, net interest income may increase by 4.17%, but economic value of equity may decrease by 8.68%. For a 200 basis point increase in interest rate, net interest income may increase by 8.85%, but economic value of equity may decrease by 16.63%. For a 200 basis point decrease in interest rate, net interest income may decrease by 10.29%, but economic value of equity may increase by 21.01%. As shown on the above table, all figures remained well within policy guidelines.

Liquidity and Capital Resources

        Liquidity of the Company is defined as the ability to supply cash as quickly as needed without severely deteriorating its profitability. The Company's major liquidity in the asset side stems from available cash positions, federal funds sold and short-term investments categorized as trading and/or available for sale securities, which can be disposed of without significant capital losses at ordinary business cycle. Liquidity source in the liability side comes from borrowing capabilities, which include federal fund lines, repurchase agreements, federal discount window, and Federal Home Loan Bank advances. Thus, maintenance of high quality securities that can be used for collateral in repurchase agreements is another important feature of liquidity management. Liquidity risk may occur when the Company has few short-duration investment securities available for sale and/or is not capable of raising funds as quickly as possible at acceptable rates in the capital or money market. Also, a heavy and sudden increase of cash demands in loans and deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis for a better understanding of liquidity position and to preempt liquidity crisis. Six sub-sectors, which include Loan to Deposit ratio, Off-balance Sheet items, Dependence on non-core deposits over $100M, Foreign deposits, Line of credit, and Liquid Assets were reviewed quarterly for the liquidity management. The heavy loan demand and limited liquid assets increased pressure to the liquidity, but the Company still has enough liquid assets to cover the loan demand, which may reach the current policy guideline of loan to deposit ratio of 80%.

Liquidity Ratio and Trends

	December 31
Classification
	2001	2000	1999
Short-term investments/Total assets	12%	14%	10%
Net loans and leases/Total Assets	67%	60%	64%
Core deposits/Total assets	68%	67%	74%
Short-term non-core funding/Total assets	22%	24%	15%
Short-term investment/short-term non-core funding dependence	52%	60%	67%

Liquidity Measures

		December 31,
Classification
	Guidelines	2001	2000	1999
Loans/Deposits	Less than 80%	75%	66%	74.2%
Investment/Deposits	Less than 60%	28%	34%	26.9%
Loans & Investment/Deposits	Less than 125%	103%	100%	101.1%

        The Company secures credit lines that allow the Company to borrow necessary funds when liquidity is needed. During the year, the Company added an additional line of credit with Bank of America for $15 million. This brought the total credit line amount to $36 million. The Company continued to maintain credit lines with Union Bank of California, Wells Fargo Bank, and City National Bank. The Company also maintained several Master Repurchase Agreements with First Union Capital Market, Banc of America Securities, Bear Stearns, Union Bank of California, UBS Paine Webber, Merrill Lynch, Morgan Stanley, Deutsche Bank Securities, Inc., and Prudential Securities that can furnish liquidity to the Company in consideration of bonds collateral. Also, the Company is a member of the Federal Home Loan Bank through which the Company can enhance its borrowing capability.

        The primary source of capital for the Company for the past several years has been internally generated capital through retained earnings. Total shareholders' equity was $104.9 million at December 31, 2001, an increase of $18.5 million or 21.4% from $86.4 million at December 31, 2000 and an increase of $18.6 million or 27.4% from $67.8 million at December 31, 1999.

        The Company is subject to various regulatory capital requirements administered by federal and state agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company's financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Total Capital and Tier 1 Capital to total risk-weighted assets, and of Tier 1 Capital to average assets. The minimum ratios for capital adequacy are 8% (Total Risk-Based), 4% (Tier 1 Risk-Based) and 4% (Leverage Capital Ratio), respectively. The Company had Total Risk-Based of 12.87%, 12.37% and 13.88%, and Tier 1 Risk-Based capital ratio 11.71%, 11.11% and 12.63%, respectively at December 31, 2001, 2000 and 1999. The Company's Leverage Capital Ratio was 8.86%, 8.46% and 9.20% at December 31, 2001, 2000 and 1999, respectively.

        The Federal Reserve Bank ("FRB") and the California Department of Financial Institutions ("the DFI") periodically examine the Company. As of December 31, 2001, the most recent notification from the FRB categorized the Company as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification which Management believes have changed the Company's category.

Accounting Matters

        In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for the Company beginning January 1, 2002. The implementation of SFAS 144 did not have a material impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. Management has determined that the impact of the adoption of SFAS 143 is immaterial.

        In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,843,565 and unamortized identifiable intangible assets in the amount of $340,858, all of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill and identifiable intangible assets were $247,794 for each of the years ended December 31, 2001, 2000, and 1999. With the adoption of SFAS 142, management does not expect a transitional impairment loss on goodwill will be required to be recognized in a cumulative effect of a change in accounting principle.

Impact of Inflation: Seasonality

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS

        For quantitative and qualitative disclosures regarding market risks in the Hanmi Bank's portfolio, see, "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Interest Rate Risk Management and Liquidity and Capital Resources."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The Financial Statements required to be filed as a part of this report are set forth on pages 42 through 69.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except as hereinafter noted, the information concerning directors and executive officers of Hanmi Financial is incorporated by reference from the section entitled "Election of Directors" of the Hanmi Financial's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002 and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated by reference from the section entitled "Executive Compensation" of the Hanmi Financial definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002 and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled "Beneficial Ownership of Principal Stockholders and Management" of the Hanmi Financial's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002 and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" of the Hanmi Financial definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002 and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  Financial Statements and Schedules

              (1)      The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 42 of this report.

              (2)      The following additional information for the years 2001, 2000 and 1999 is submitted herewith:

          All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

  (b)
  No reports on Form 8-K were filed during the quarter ended December 31, 2001.

  (c)
  The Exhibits required to be filed with this report are listed in the exhibit index included herein at page 71.

HANMI FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

         The Board of Directors
Hanmi Financial Corporation:

        We have audited the accompanying consolidated statement of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Hanmi Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanmi Financial Corporation and subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California
January 25, 2002, except as to
Note 10 which is as of
February 20, 2002

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors of
Hanmi Financial Corporation:

        We have audited the accompanying consolidated statement of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of Hanmi Financial Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Hanmi Financial Corporation and subsidiary as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 16, 2001

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS
Cash and due from banks	$52,013,656	$68,499,310
Federal funds sold	19,200,000	42,700,000
Securities purchased under resale agreements (note 2)	—	10,000,000
Short-term commercial paper	9,992,299	54,907,810

Cash and cash equivalents	81,205,955	176,107,120
Federal Reserve Bank stock	2,423,219	1,954,350
Federal Home Loan Bank stock	739,000	693,290
Securities held-to-maturity, at amortized cost (fair value: 2001—$17,791,528; 2000—$22,196,256) (note 3)	17,554,590	22,327,268
Securities available-for-sale, at fair value (note 3)	195,420,092	183,667,407
Interest-only strips—at fair value	203,805	393,611
Loans receivable, net of allowance for loan losses: 2001—$10,064,446; 2000—$11,975,589 (note 4)	806,115,028	607,675,521
Loans held for sale, at the lower of cost or fair value	14,946,512	12,846,294
Customers' liability on acceptances	2,738,914	2,233,936
Premises and equipment, net (note 5)	7,813,629	6,689,372
Accrued interest receivable	5,407,711	6,851,654
Deferred income taxes, net (note 7)	4,249,880	5,060,456
Servicing asset	1,674,688	1,555,765
Goodwill and intangible assets	2,184,423	2,432,218
Bank-owned life insurance—cash surrender value	10,003,323	—
Other assets	6,078,973	4,121,819

TOTAL ASSETS	$1,158,759,742	$1,034,610,081

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits (note 6):
Non-interest bearing	$301,576,295	239,843,517
Interest-bearing:
Savings	88,689,365	70,984,726
Money market checking	133,883,023	93,604,222
Time deposits of $100,000 or more	276,784,688	247,584,281
Other time deposits	241,419,855	282,564,457

Total deposits	1,042,353,226	934,581,203
Accrued interest payable	4,725,881	6,379,466
Acceptances outstanding	2,738,914	2,233,936
Treasury, tax, and loan remittances	2,872,486	2,301,839
Other liabilities	1,195,998	2,717,610

Total liabilities	1,053,886,505	948,214,054

COMMITMENTS AND CONTINGENCIES (notes 12 and 13)
SHAREHOLDERS' EQUITY (notes 3, 8, and 9):
Preferred stock, $.001 par value. Authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value. Authorized 50,000,000 shares; issued and outstanding 12,562,229 shares in 2001 and 7,434,457 shares in 2000	12,562	7,434
Additional paid-in capital	81,089,893	65,415,033
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of taxes of $638,090 and $(174,017) in 2001 and 2000, respectively	1,003,515	(243,591)
Unrealized loss on interest-only strip, net of taxes of $(39,365) in 2000	—	(55,035)
Retained earnings	22,767,267	21,272,186

Total shareholders' equity	104,873,237	86,396,027

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,158,759,742	$1,034,610,081

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999
INTEREST INCOME:
Interest and fees on loans	$59,837,833	$57,323,389	$39,442,103
Interest on securities and interest-bearing deposits in other financial institutions	14,776,401	11,845,100	11,606,223
Interest on federal funds sold securities purchased under agreements to resell, and short-term commercial paper	2,330,083	3,260,720	1,328,467

Total interest income	76,944,317	72,429,209	52,376,793
INTEREST EXPENSE (notes 6 and 12)	32,990,665	30,891,239	18,846,862

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	43,953,652	41,537,970	33,529,931
PROVISION FOR LOAN LOSSES (note 4)	1,400,000	2,250,000	1,000,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	42,553,652	39,287,970	32,529,931

NONINTEREST INCOME:
Service charges on deposit accounts	9,221,852	8,948,121	8,361,305
Gain on sale of loans	1,344,976	1,186,854	894,854
Gain on sale of securities	2,751,329	—	177,642
Gain on sale of OREO	16,259	—	14,084
Gain (loss) on sale of fixed assets	(66,305)	1,112,150	(23,283)
Trade finance fees	1,915,496	1,893,301	1,710,886
Remittance fees	602,056	509,332	460,223
Other service charges and fees	793,567	753,908	696,648
Other income	408,268	415,145	493,356

Total noninterest income	16,987,498	14,818,811	12,785,715

NONINTEREST EXPENSES:
Salaries and employee benefits (note 11)	16,786,384	14,306,409	12,407,333
Occupancy and equipment (note 13)	3,877,057	3,248,778	2,678,406
Data processing	2,347,286	2,067,190	1,977,788
Supplies and communication	1,416,461	1,381,645	1,166,979
Professional fees	1,109,701	817,578	1,048,930
Advertising and promotional expense	1,747,416	1,721,046	1,418,173
Loan referral fee	539,662	651,299	944,149
Impairment of securities	270,000	3,195	—
Other operating	3,934,049	3,598,772	2,986,150

Total noninterest expenses	32,028,016	27,795,912	24,627,908

INCOME BEFORE INCOME TAXES	27,513,134	26,310,869	20,687,738
INCOME TAX PROVISION (note 7)	10,702,609	10,787,456	8,682,000

NET INCOME	$16,810,525	$15,523,413	$12,005,738

EARNINGS PER SHARE (note 10):
Basic	$1.23	$1.14	$0.89
Diluted	$1.21	$1.14	$0.88

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 1998	5,996,054	$5,996	$47,033,838	$11,582,236	$352,361	$58,974,431
Stock options exercised	24,198	24	270,026			270,050
Stock dividend	659,418	660	8,901,483	(8,902,143)		—
Cash paid for fractional shares				(1,998)		(1,998)
Comprehensive income:
Net income				12,005,738		12,005,738
Change in unrealized gain on securities available for sale, net of tax					(3,412,169)	(3,412,169)
Change in unrealized gain on interest-only strips, net of tax					(5,265)	(5,265)

Total comprehensive income						$8,588,304

Balance, December 31, 1999	6,679,670	6,680	56,205,347	14,683,833	(3,065,073)	$67,830,787
Stock options exercised	20,271	20	278,705			278,725
Stock dividend	734,516	734	8,930,981	(8,931,715)		—
Cash paid for fractional shares				(3,345)		(3,345)
Comprehensive income:
Net income				15,523,413		15,523,413
Change in unrealized gain on securities available for sale, net of tax					2,834,953	2,834,953
Change in unrealized gain on interest-only strips, net of tax					(68,506)	(68,506)

Total comprehensive income						$18,289,860

Balance, December 31, 2000	7,434,457	7,434	65,415,033	21,272,186	(298,626)	$86,396,027
Stock options exercised	71,378	71	716,803			716,874
Stock dividend	893,823	894	15,307,220	(15,308,114)		—
Stock retirement	(20,000)	(20)	(344,980)			(345,000)
Stock split	4,182,571	4,183	(4,183)			—
Cash paid for fractional shares				(7,330)		(7,330)
Comprehensive income:
Net income				16,810,525		16,810,525
Change in unrealized gain on securities available for sale, net of tax					1,247,106	1,247,106
Change in unrealized gain on interest-only strips, net of tax					55,035	55,035

Total comprehensive income						18,112,666

Balance, December 31, 2001	12,562,229	$12,562	$81,089,893	$22,767,267	$1,003,515	$104,873,237

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$16,810,525	$15,523,413	$12,005,738
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,283,100	610,613	1,592,658
Provision for loan losses	1,400,000	2,250,000	1,000,000
Provision for other real estate owned losses	40,000	—	9,000
Federal Home Loan Bank stock dividend	(45,710)	—	—
Deferred tax provision	(40,896)	(1,232,020)	(912,464)
Write-off of interest only strip	94,400	—	—
Stock compensation expense	—	278,725	—
Gain on sale of securities	(2,751,329)	—	(177,642)
Impairment loss on investment security held-to-maturity	270,000	3,000	—
(Gain) loss on disposition of premises and equipment	66,305	(1,112,150)	23,283
Gain on sale of loans	(1,344,976)	(1,232,787)	(894,854)
Origination of loans held for sale	(24,450,006)	(15,804,455)	(28,708,415)
Proceeds from sale of loans held for sale	23,694,764	22,691,552	13,504,693
Gain on sale of other real estate owned	(16,259)	(47,325)	(14,084)
(Increase) decrease in accrued interest receivable	1,443,943	(1,890,432)	(311,022)
(Increase) decrease in other assets	(2,079,400)	(960,303)	694,530
Increase (decrease) in accrued interest payable	(1,653,585)	3,222,638	(67,974)
Increase (decrease) in other liabilities	(1,521,612)	1,396,444	611,951

Net cash and cash equivalents provided by (used in) operating activities	11,199,264	23,696,913	(1,644,602)

Cash flows from investing activities:
Net increase in loans receivable	(200,964,132)	(155,225,854)	(129,968,915)
Purchase of Federal Reserve Bank stock	(468,869)	(267,950)	(275,200)
Purchase of Federal Home Loan Bank stock	—	(693,290)	—
Proceeds from interest-bearing deposits	—	100,000	2,081,000
Proceeds from matured or called securities held-to-maturity	5,109,476	45,896,341	58,349,387
Proceed from sale of available-for-sale	65,006,329	3,000,938	14,908,245
Proceeds from matured or called securities available-for-sale	121,072,841	14,466,653	5,000,000
Purchases of securities held-to-maturity	(687,890)	(1,977,672)	(16,380,006)
Purchases of securities available-for-sale	(193,194,600)	(90,881,949)	(20,960,263)
Proceeds from sale of other real estate owned	306,842	612,667	1,178,242
Proceeds from recoveries of written-off loans	794,042	884,099	1,201,061
(Increase) decrease in interest-only strips	150,441	(135,681)	42,913
Purchase of premises and equipment, net	(1,932,123)	2,397,648	(670,222)
Bank-owned life insurance premium paid	(10,000,000)	—	—

Net cash and cash equivalents used in investing activities	(214,807,643)	(181,824,050)	(85,493,758)

Cash flows from financing activities:
Net increase in deposits	$107,772,023	$278,851,179	$69,445,809
(Payment of) proceeds from securities sold under repurchase agreements	—	(5,891,500)	5,891,500
(Payment of) proceeds from treasury, tax, and loan remittances	570,647	(2,198,161)	4,279,717
Cash paid for fractional shares on dividends	(7,330)	(3,345)	(1,998)
Cash paid for stock retirement	(345,000)	—	—
Proceeds from exercise of stock option	716,874	—	270,050

Net cash and cash equivalents provided by financing activities	108,707,214	270,758,173	79,885,078

Net increase (decrease) in cash and cash equivalents	(94,901,165)	112,631,036	(7,253,282)
Cash and cash equivalents, beginning of year	176,107,120	63,476,084	70,729,366

Cash and cash equivalents, end of year	$81,205,955	$176,107,120	$63,476,084

Supplemental disclosures of cash flow information:
Interest paid	$34,644,250	$27,668,602	$18,914,836
Income taxes paid	10,702,711	10,600,000	8,450,000
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$330,583	$565,342	$502,658
Transfer of retained earnings to common stock and additional paid-in capital for stock dividend	$15,308,114	$8,935,060	$8,904,141

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(1)  Summary of Significant Accounting Policies

        The accounting and reporting policies of Hanmi Financial Corporation and subsidiary conform to accounting principles generally accepted in the United States of America and to prevailing practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

  (a)    Principles of Consolidation

        The consolidated financial statements include the accounts of Hanmi Financial Corporation (the Company) and its wholly owned subsidiary, Hanmi Bank (the Bank), after elimination of all material intercompany transactions and balances.

        The Company was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Act of 1933 on March 17, 2000. Subsequent to the formation of the Company, each of the Bank's shares was exchanged for one share of the Company with an equal value.

        The Company's primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a California state-chartered, FDIC-insured financial institution. The Bank maintains a branch network of twelve locations, serving individuals and small- to medium-sized businesses in Los Angeles and surrounding areas.

  (b)    Cash and Cash Equivalents

        Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under resale agreements, and short-term commercial paper, all of which have maturities of less than 90 days.

  (c)    Securities

        Securities are classified into three categories and accounted for as follows:

  (i)
  Securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost;

  (ii)
  Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value. Unrealized gains and losses are recognized in earnings; and

  (iii)
  Securities not classified as held-to-maturity or trading securities are classified as "available-for-sale" and reported at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity as accumulated other comprehensive income, net of deferred taxes.

        Accreted discounts and amortized premiums on investment securities are included in interest income, and unrealized and realized gains or losses related to holding or selling of securities are calculated using the specific-identification method. To the extent there is an impairment of value deemed other than temporary for a security held-to-maturity or available-for-sale, a loss is recognized in earnings.

        The Company also has a minority investment in a nonpublicly traded company, Pacific International Bank. The investment is included in other assets on the Company's consolidated balance sheet and is carried at cost. The Company monitors the investment for impairment and makes appropriate reduction in carrying value when necessary.

  (d)    Derivative Instruments

        On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to record all derivatives at fair value and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation. At December 31, 2001, the Company has no fair value derivative instruments.

  (e)    Loans

        The Company originates loans for investment, with such designation made at the time of origination. Loans are recorded at the contractual amounts due from borrowers, adjusted for unamortized discounts and premiums, undisbursed funds, net deferred loan fees and origination costs, and the allowance for loan losses.

        Certain Small Business Administration (SBA) loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the gains on sale of SBA loans is recognized as noninterest income at the time of the sale. The remaining portion of the gain is deferred and amortized over the estimated life of the loan as an adjustment to the yield. Upon sales of such loans, the Company receives a fee for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, for the estimated life of the loan, discounted by a range of 11% to 12% and a constant prepayment rate ranging from 6% to 16%. The servicing asset is amortized in proportion to and over the period of estimated servicing income. The Company capitalized $605,524 and $374,870 of servicing assets during 2001 and 2000, respectively, and amortized $477,365 and $319,276 during the years ended December 31, 2001 and 2000, respectively. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

        Interest-only strips are recorded based on the present value of the excess of total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only strips are accounted for at the estimated fair value, with unrealized gains or losses recorded as adjustments to earnings during 2001 and as accumulated other comprehensive income in shareholders' equity prior to 2001.

  (f)    Loans Held for Sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

  (g)    Loan Interest Income and Fees

        Interest on loans is credited to income as earned and is accrued only if deemed collectible. Direct loan origination costs are offset by loan origination fees with the net amount deferred and recognized over the contractual lives of the loans as a yield adjustment using the interest method. Discounts or premiums associated with purchased loans are accreted or amortized to interest income using the interest method over the contractual lives of the loans, adjusted for prepayments. Accretion of discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status.

        Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due. However, in certain instances, the Company may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan's delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual.

  (h)    Allowance for Loan Losses

        Loan losses are charged, and recoveries are credited, to the allowance account. Additions to the allowance account are charged to the provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb probable losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors.

        Loans are measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. Accounting standards require that an impaired loan be measured based on:

  (i)
  the present value of the expected future cash flows, discounted at the loan's effective interest rate or

  (ii)
  the loan's observable fair value or

  (iii)
  the fair value of the collateral, if the loan is collateral-dependent.

        The Company evaluates installment loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans and are evaluated on a portfolio basis considering the projected net realizable value of the portfolio compared to the net carrying value of the portfolio.

  (i)    Premises and Equipment

        Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures, and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 30 years. Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

  (j)    Goodwill and Intangible Assets

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The core deposit intangible is being amortized on a straight-line basis over 7 years. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved. Amortization of goodwill will cease upon implementation of SFAS 142.

  (k)    Income Taxes

        The Company provides for income taxes using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (l)    Stock-Based Compensation

        Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosure of net income and earnings per share is provided as if the fair value based method had been applied (note 8).

  (m)    Earnings per Share

        Basic earnings per share (EPS) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. EPS data for 2000 and 1999 was retroactively restated reflecting the 2001 stock dividend and stock split and 2002 stock dividend.

  (n)    Impairment of Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (o)    Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (p)    Recent Accounting Pronouncements

  Business Combinations and Goodwill

        In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,843,565 and unamortized identifiable intangible assets in the amount of $340,858, all of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $156,899 for each of the years in the three year period ended December 31, 2001. With the adoption of SFAS 142, management does not expect a transitional impairment loss on goodwill will be required to be recognized in a cumulative effect of a change in accounting principle.

  Asset Retirement Obligations

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. Management has determined that the impact of the adoption of SFAS 143 is immaterial.

  Accounting for the Impairment or Disposal of Long-Lived Assets

        In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS 144 is effective for the Company beginning January 1, 2002. The implementation of SFAS 144 did not have a material impact on the Company's consolidated financial statements.

  (q)    Reclassifications

        Certain reclassifications were made to the prior year's presentation to conform to the current year's presentation.

(2)  Securities Purchased under Agreements to Resell

        The Company purchases government agency securities under agreements to resell the same securities (reverse repurchase agreement) with primary dealers. Amounts advanced under these agreements represent short-term invested cash. Securities subject to the reverse repurchase agreements are held in the name of the Company by dealers who arrange the transactions.

        In the event that the fair value of securities decreases below the carrying amount of the related reverse repurchase agreement, the counterparties are required to designate an equivalent value of additional securities in the name of the Company.

        The balance outstanding with the primary dealers, who also held the designated collateral underlying such agreements, was $10,000,000 at December 31, 2000, all of which the Company agreed to resell on February 5, 2001. The largest balance outstanding during 2000 was $10,000,000, and the average interest rate received during 2000 was 6.46%. The average balance outstanding during 2000 was $10,000,000. There was no balance outstanding anytime during the year ended December 31, 2001.

(3)  Securities

        The following is a summary of the securities held-to-maturity at December 31:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2001
Corporate bonds	$11,753,200	$128,500	$11,195	$11,870,505
Municipal bonds	2,963,486	66,220	144	3,029,562
Mortgage-backed securities	2,837,904	53,557	—	2,891,461

	$17,554,590	$248,277	$11,339	$17,791,528

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2000
Corporate bonds	$12,584,473	$53	$163,183	$12,421,343
Municipal bonds	3,815,545	30,754	1,161	3,845,138
Mortgage-backed securities	4,291,382	1,537	3,815	4,289,104
Asset-backed securities	1,635,868	4,803	—	1,640,671

	$22,327,268	$37,147	$168,159	$22,196,256

        The following is a summary of securities available-for-sale at December 31:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2001
U.S. agencies	$11,092,749	$216,352	$—	$11,309,101
Corporate bonds	28,118,796	759,742	1,584	28,876,954
Municipal bonds	31,943,659	595,427	248,277	32,290,809
Mortgage-backed securities	65,218,295	416,575	271,210	65,363,660
Collateralized mortgage obligations	55,239,934	280,787	106,203	55,414,518
Asset-backed securities	2,165,050	—	—	2,165,050

	$193,778,483	$2,268,883	$627,274	$195,420,092

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
2000
U.S. agencies	$65,011,480	$10,452	$883,246	$64,138,686
Corporate bonds	44,371,985	339,034	214,546	44,496,473
Municipal bonds	20,657,828	183,988	78,386	20,763,430
Mortgage-backed securities	10,996,868	52,614	114,437	10,935,045
Collateralized mortgage obligations	43,046,854	309,500	22,581	43,333,773

	$184,085,015	$895,588	$1,313,196	$183,667,407

        The amortized cost and estimated fair value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held-to-maturity:
Due within one year	$5,487,460	$5,600,733
Due after one year through five years	9,354,724	9,418,696
Due after five years through ten years	367,500	385,250
Due after ten years	2,344,906	2,386,849

	$17,554,590	$17,791,528

Available-for-sale:
Due within one year	$6,146,051	$6,234,993
Due after one year through five years	73,251,633	74,452,443
Due after five years through ten years	53,890,862	54,254,498
Due after ten years	60,489,937	60,478,158

	$193,778,483	$195,420,092

        Securities with carrying values of approximately $100,148,000 and $75,608,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

        At December 31, 2001, the Company held a Southern California Edison (SCE) corporate bond in its held to maturity portfolio with amortized cost of approximately $727,000. On January 15, 2001, such investment matured, and SCE defaulted on the repayment. The Company wrote down its cost basis on the investment to fair value, recognizing a loss of approximately $270,000 and $3,000 at December 31, 2001 and 2000, respectively, as the Company's management considered such decline of market value as an other than temporary condition.

        There were $2,751,329, $0, and $177,642 of gross realized gains during the year ended December 31, 2001, 2000, and 1999, respectively. During 2001, $2,501,158 ($1,528,208 net of tax) of unrealized gains arose during the year and are included in comprehensive income and $460,068 ($281,102 net of tax) of previously unrealized gains were realized in earnings. In 2000, $4,662,751 ($2,834,953 net of tax) of unrealized gains arose during the year with no gains or losses reclassified to earnings. During 1999, $5,605,695 ($3,307,360 net of tax) of unrealized losses arose during the year and $177,692 ($104,809 net of tax) of previously unrealized gains were realized in earnings.

(4)  Loans Receivable and Allowance for Loan Losses

        Loans receivable consist of the following at December 31:

	2001	2000
Commercial loans	$457,974,464	$378,246,515
Real estate loans	281,479,711	204,544,860
Installment loans	38,644,613	38,485,921
Federal funds sold—Term	40,000,000	—

	818,098,788	621,277,296
Allowance for loans losses	(10,064,446)	(11,975,589)
Deferred loan fees	(1,919,314)	(1,626,186)

Loans receivable, net	$806,115,028	$607,675,521

        At December 31, 2001 and 2000, the Company serviced loans sold to unaffiliated parties in the amounts of approximately $70,559,000 and $66,983,000, respectively.

        Management believes that, as of December 31, 2001, the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management's estimates are based on previous loan loss experience; volume, growth, and composition of the loan portfolio; the value of collateral; and current economic conditions. The Company's lending is concentrated in consumer, commercial, construction, and real estate loans in greater Los Angeles. Although management believes the level of the allowance as of December 31, 2001 and 2000 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date.

        Activity in the allowance for loan losses is as follows:

	2001	2000	1999
Balance, beginning of year	$11,975,589	$10,623,544	$10,423,425
Provision for loan losses	1,400,000	2,250,000	1,000,000
Loans charged off	(4,105,185)	(1,782,054)	(2,001,442)
Recoveries of charge-offs	794,042	884,099	1,201,561

Balance, end of year	$10,064,446	$11,975,589	$10,623,544

        The following is a summary of the investment in impaired loans and the related allowance for loan losses:

	December 31
	2001	2000
Recorded investment in impaired loans	$4,258,000	$11,505,000
Related allowance for loan losses	1,309,000	1,678,000
Impaired loans without specific reserves	1,194,000	5,702,000

        The average recorded investment in impaired loans during the years ended December 31, 2001, 2000, and 1999 approximated $8,894,567, $11,012,000, and $5,746,000, respectively. Interest income of approximately $513,000, $1,123,000, and $585,000 was recognized on impaired loans during the years ended December 31, 2001, 2000, and 1999, respectively.

        Loans on nonaccrual status totaled approximately $4,282,000 and $2,159,000 at December 31, 2001 and 2000, respectively. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $323,000, $150,000, and $141,000 during the years ended December 31, 2001, 2000, and 1999, respectively. The Company is not committed to lend additional funds to debtors whose loans are impaired.

        Loans past due 90 days or more and still accruing interest totaled $719,000 and $394,000 at December 31, 2001 and 2000, respectively. Restructured loans totaled approximately $711,000 and $1,744,000 at December 31, 2001 and 2000, respectively.

        The following is an analysis of all loans to officers and directors of the Company and their affiliates. In the opinion of management, all such loans were made under terms that are consistent with the Company's normal lending policies.

	2001	2000
Outstanding balance, beginning of year	$7,035,765	$7,753,456
Credit granted, including renewals	244,978	323,841
Repayments	(3,555,748)	(1,041,532)

Outstanding balance, end of year	$3,724,995	$7,035,765

        Income from these loans totaled approximately $367,043 and $712,304 for the years ended December 31, 2001 and 2000, respectively, and is reflected in the accompanying consolidated statements of operations.

(5)  Premises and Equipment

        The following is a summary of the major components of premises and equipment as of December 31:

	2001	2000
Land	$1,819,884	$1,819,884
Building and building improvements	3,034,025	3,011,965
Furniture and equipment	5,956,576	5,341,139
Leasehold improvements	4,591,834	3,587,894

	15,402,319	13,760,882
Accumulated depreciation and amortization	(7,588,690)	(7,071,510)

	$7,813,629	$6,689,372

(6)  Deposits

        Time deposits by maturity are as follows at December 31, 2001 and 2000:

	2001	2000
Less than three months	$324,721,846	$243,483,339
After three months to six months	105,135,574	144,843,606
After six months to twelve months	82,008,110	114,293,826
After twelve months	6,339,013	27,527,967

Total	$518,204,543	$530,148,738

        A summary of interest expenses on deposits is as follows for the years ended December 31, 2001, 2000, and 1999:

	2001	2000	1999
Money market checking	$2,609,343	$3,632,875	$3,107,722
Savings	2,714,790	2,321,773	2,034,758
Time deposits of $100,000 or more	13,777,677	10,233,217	6,090,687
Other time deposits	13,784,761	14,493,791	7,242,709
Other borrowings	104,094	209,583	370,986

Total	$32,990,665	$30,891,239	$18,846,862

(7)  Income Taxes

        A summary of income tax provision for 2001, 2000, and 1999 follows:

	2001	2000	1999
Current:
Federal	$8,683,903	$9,248,931	$7,578,454
State	2,059,602	2,770,545	2,016,010

	10,743,505	12,019,476	9,594,464

Deferred:
Federal	(59,800)	(1,149,826)	(1,004,360)
State	18,904	(82,194)	91,896

	(40,896)	(1,232,020)	(912,464)

Provision for income taxes	$10,702,609	$10,787,456	$8,682,000

        As of December 31, 2001 and 2000, the federal and state deferred tax assets are as follows:

	2001	2000
Deferred tax assets:
Loan loss provision	$3,940,040	$4,116,623
Unrealized loss on available-for-sale and interest-only strip	—	213,382
Depreciation	427,090	264,197
State taxes	648,920	750,995
Other	73,004	—

	5,089,054	5,345,197

Deferred tax liabilities:
Purchase accounting	(201,080)	(248,182)
Unrealized gain on available-for-sale security	(638,094)	—
Other	—	(36,559)

	(839,174)	(284,741)

	$4,249,880	$5,060,456

        A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

	2001	2000	1999
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefits	4.9	6.8	6.6
Other	(1.0)	(0.8)	0.4

	38.9%	41.0%	42.0%

        At December 31, 2001 and 2000, net current tax payable of $520,402 and $1,826,893 were included in other liabilities in the Consolidated Statements of Financial Condition.

(8)  Shareholders' Equity

        The Bank adopted a Stock Option Plan (the Plan) in 1992, which was replaced by the Hanmi Financial Corporation Year 2000 Stock Option Plan, under which options to purchase shares of the Company's common stock may be granted to key employees. The Plan provides that the option price shall not be less than the fair value of the Company's stock on the effective date of the grant and will vest over five years. After ten years from grant, all unexercised options will expire.

        The following is a summary of the transactions under the stock option plan described above:

	2001		2000		1999
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share
Options outstanding, beginning of year	505,411	$13.27	247,359	$13.75	162,955	$15.96
Prorate effect on options, due to stock dividend and stock split	310,485	7.9	27,210	12.39	17,925	14.38
Options granted	450,000	15.33	250,000	14.25	122,735	15.15
Options exercised	(71,378)	10.04	—	—	(24,198)	11.16
Options cancelled/expired	(13,350)	12.42	(19,158)	13.43	(32,058)	14.03

Options outstanding, end of year	1,181,168	10.77	505,411	13.27	247,359	13.75

Options exercisable at year-end	379,613	7.60	169,306	12.07	139,941	13.39
	Options Outstanding
				Options exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 6.82 - $7.91	270,183	6.26 years	$7.21	269,506	$7.21
$ 8.48 - $8.85	468,485	8.62	8.52	110,107	8.57
$15.33	442,500	9.62	15.33	0	15.33

	1,181,168	8.45 years	10.77	379,613	7.60

        The number and price per share of outstanding options have not been adjusted to reflect the 2002 stock dividend (See Note 10).

        Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the fair value method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2001, 2000, and 1999 would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Net income:
As reported	$16,810,525	$15,523,413	$12,005,738
Pro forma	16,681,599	15,341,482	11,677,320
Earnings per share:
As reported:
Basic	1.23	1.14	0.89
Diluted	1.21	1.14	0.88
Pro forma:
Basic	1.22	1.13	0.86
Diluted	1.20	1.12	0.86

        The estimated fair value of options granted was $5.26 per share in 2001, $2.39 per share in 2000, and $2.30 per share in 1999.

        The weighted average fair value of options granted under the Company's fixed stock option plan in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividends yield; expected volatility of 37% and 14% in

2001 and 2000, respectively; expected lives of three to five years in 2001 and 2000, and risk-free interest rate of 4.38% and 6.1% in 2001 and 2000, respectively.

(9)  Regulatory Matters

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2001 and 2000, the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the institution's category.

        The actual capital ratios of the Company and the Bank at December 31 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total capital (to risk-weighted assets):
Company	$111,536	12.87%	$69,331	≥ 8.0%		N/A
Bank	110,409	12.75%	69,276	≥ 8.0%	$86,595	≥ 10.0%
Tier I capital (to risk-weighted assets):
Company	101,472	11.71%	34,662	≥ 4.0%		N/A
Bank	100,344	11.59%	34,631	≥ 4.0%	51,947	≥ 6.0%
Tier I capital (to average assets):
Company	101,472	8.86%	45,811	≥ 4.0%		N/A
Bank	100,344	8.76%	45,819	≥ 4.0%	57,274	≥ 5.0%
As of December 31, 2000:
Total capital (to risk-weighted assets):
Company	93,565	12.37%	60,511	≥ 8.0%		N/A
Bank	92,835	12.27%	60,528	≥ 8.0%	75,660	≥ 10.0%
Tier I capital (to risk-weighted assets):
Company	84,078	11.11%	30,271	≥ 4.0%		N/A
Bank	83,348	11.02%	30,253	≥ 4.0%	45,380	≥ 6.0%
Tier I capital (to average assets):
Company	84,078	8.46%	39,753	≥ 4.0%		N/A
Bank	83,348	8.39%	39,736	≥ 4.0%	49,671	≥ 5.0%

        The average reserve balances required to be maintained with the Federal Reserve Bank were approximately $2,025,001 and $1,141,244 for the years ended December 31, 2001 and 2000, respectively.

(10) Earnings per Share

        The Company declared a 12% stock dividend on February 28, 2001 and a 3 for 2 stock split on August 16, 2001, respectively. The Company declared 9% stock dividend on February 20, 2002.

        The Company declared an 11% stock dividend on February 17, 1999 and February 16, 2000, respectively.

        The following is a reconciliation of the numerators and denominators (adjusted for 12% stock dividend and 3 for 2 split in 2001 and 9% stock dividend in 2002) of the basic and diluted per share computations at December 31, 2001, 2000, and 1999:

	Income (numerator)	Weighted average shares (denominator)	Per share amount
2001:
Basic EPS—
Income available to common shareholders	$16,810,525	13,679,654	$1.23
Effect of Dilutive Securities—
Options		245,648	(0.02)

Diluted EPS—
Income available to common shareholders	$16,810,525	13,925,302	$1.21

2000:
Basic EPS—
Income available to common shareholders	$15,523,413	13,593,739	$1.14
Effect of Dilutive Securities—
Options		42,467	—

Diluted EPS—
Income available to common shareholders	$15,523,413	13,636,206	$1.14

1999:
Basic EPS—
Income available to common shareholders	$12,005,738	13,553,189	$0.89
Effect of Dilutive Securities—
Options		38,611	(0.01)

Diluted EPS—
Income available to common shareholders	$12,005,738	13,591,800	$0.88

(11) Retirement Plan

        The Company has a profit sharing and a 401(k) plan for the benefit of substantially all of its employees. Contributions to the profit sharing plan are determined by the board of directors. No contributions were made in 2001, 2000, and 1999.

        The Company matches 75% of participant contributions to the 401(k) plan up to 8% of each 401(k) plan participant's annual compensation. The Company made contributions to the 401(k) plan for the years ended December 31, 2001, 2000, and 1999 of approximately $484,000, $383,000, and $254,000, respectively.

        During the year ended December 31, 2001, the Company purchased a single premium life insurance policy covering certain officers of the Company. The Company is the beneficiary under the policy. In the event of the death of a covered officer, the Company will receive the specified insurance benefit. The estate of the officer will be paid an amount by the Company based on recent compensation and length of service.

(12) Derivative Financial Instruments

        As of December 31, 2000, the Company had two interest rate swap agreements, wherein the Company receives a fixed interest rate of 7.25% at monthly and semiannual intervals, respectively, and pays one-month LIBOR-based floating rates, at monthly intervals on both, on notional amounts of $10,000,000 each. The Company did not record a transition adjustment associated with the interest rate swaps since the difference between the swaps' fair value and carrying value was not significant. The change in fair value of the swaps was recorded through earnings during the current year since the swaps were not designated as a hedge. The counterparty exercised the rights of swap termination on February 15, 2001 and March 29, 2001, respectively. A total change in fair value gain of approximately $340,000 was recognized through earnings for the year ended December 31, 2001.

(13) Commitments and Contingencies

        The Company leases its premises under noncancelable operating leases. At December 31, 2001, future minimum rental commitments under these leases and other operating leases are as follows:

Year:	Amount
2002	$1,354,854
2003	1,352,437
2004	1,018,740
2005	855,555
2006	682,389

$5,263,975

        Rental expenses recorded under such leases in 2001, 2000, and 1999 amounted to approximately $1,653,000, $1,287,000, and $1,112,000, respectively.

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

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty.

        Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties. At December 31, 2001 and 2000, the Bank had commitments to extend credit of approximately $124,893,000 and $92,540,000, obligations under standby letters of credit of approximately $5,954,000 and $5,533,000, commercial letters of credit of approximately $20,415,000 and $25,496,000, and commitments for credit card loans of approximately $2,979,000 and $2,004,000, respectively. In 2001, the Company obtained an additional line of credit of $15 million. Total credit line for borrowing amounted to $36 million at December 31, 2001.

(14) Fair Value of Financial Instruments

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

        Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts:

	December 31, 2001		December 31, 2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$81,205,955	$81,205,955	$176,107,120	$176,107,120
Federal Reserve Bank stock	2,423,219	2,423,219	1,954,350	1,954,350
Federal Home Loan Bank stock	739,000	739,000	693,290	693,290
Securities held to maturity	17,554,590	17,791,528	22,327,268	22,196,256
Securities available for sale	195,420,092	195,420,092	183,667,407	183,667,407
Interest-only strips	203,805	203,805	393,611	393,611
Loans receivable, net	806,115,028	811,057,358	607,675,521	611,050,000
Loans held for sale	14,946,512	14,946,512	12,846,294	13,553,000
Accrued interest receivable	5,407,711	5,407,711	6,851,654	6,851,654
Interest rate swaps	—	—	—	23,609
Liabilities:
Noninterest-bearing deposits	$301,576,295	$301,576,295	$239,843,517	$239,843,517
Interest-bearing deposits	740,776,931	745,388,149	694,737,686	706,408,000
Other borrowed funds	2,872,486	2,872,486	2,301,839	2,301,839
Accrued interest payable	4,725,881	4,725,881	6,379,466	6,379,466

        The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

        (a)  Cash and Cash Equivalents

        The carrying amounts approximate fair value due to the short-term nature of these instruments.

        (b)  Federal Reserve Bank and Federal Home Loan Bank Stocks

        The carrying amounts approximate fair value due to the short-term nature of these investments.

        (c)  Securities

        The fair value of securities is generally obtained from market bids from similar or identical securities, or obtained from independent securities brokers or dealers.

        (d)  Interest-Only Strips

        The fair value of interest-only strips is calculated by Company management based on the present value of the excess of total servicing fees over the contractually specified servicing fees, discounted at the rate of the related note plus 1%.

        (e)  Loans

        Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The fair value of nonperforming loans at December 31, 2001 and 2000 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

        (f)    Federal Reserve Bank Stock

        The carrying amount approximates fair value, as the stocks may be sold back to the Federal Reserve Bank at carrying value.

  (g)    Federal Home Loan Bank Stock

        The carrying amount approximates fair value, as the stocks may be sold back to the Federal Home Loan Bank at carrying value.

  (h)    Deposits

        The fair value of nonmaturity deposits is the amount payable on demand at the reporting date. Nonmaturity deposits include non-interest bearing demand deposits, savings accounts, super NOW accounts, and money market demand accounts. Discounted cash flows havbe been used to value term deposits such as certificates of deposit. The discount rate used is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term. The carrying amount of accrued interest payable approximates its fair value.

  (i)    Securities Sold under Repurchase Agreements

        The carrying amounts approximate fair value due to the short-term nature of these instruments.

  (j)    Other Borrowed Funds

        The carrying amounts approximate fair value due to the short-term nature of these instruments.

  (k)    Loan Commitments and Standby Letters of Credit

        The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans. The fair value of loan commitments and standby letters of credit is immaterial at December 31, 2001 and 2000.

(15) Business Segment Information

        The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services (TFS), and Small Business Administration Lending Service (SBA). The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

  (a)    Bank Operations

        The Bank provides lending products, including commercial, installment, and real estate loans, to its customers.

  (b)    Trade Finance Services

        The Trade Finance department allows the Company's import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing.

  (c)    Small Business Administration Lending Service

        The SBA department provides customers of the Bank access to the United States SBA guaranteed lending program.

	Business segment
	Banking operations	TFS	SBA	Company
2001:
Net interest income	$37,991,718	$1,686,724	$4,275,210	$43,953,652
Less provision for loan losses	869,701	588,242	(57,943)	1,400,000
Other operating income	14,579,004	2,144,493	264,001	16,987,498

Net revenue	51,701,021	3,242,975	4,597,154	59,541,150
Other operating expenses	30,314,328	1,515,025	198,663	32,028,016

Earnings before taxes	$21,386,693	$1,727,950	$4,398,491	$27,513,134

Total assets	$1,054,295,175	$33,328,114	$71,136,453	$1,158,759,742
	Business segment
	Banking operations	TFS	SBA	Company
2000:
Net interest income	$36,002,499	$1,965,928	$3,569,543	$41,537,970
Less provision for loan losses	1,002,066	89,370	1,158,564	2,250,000
Other operating income	11,293,537	2,207,974	1,317,300	14,818,811

Net revenue	46,293,970	4,084,532	3,728,279	54,106,781
Other operating expenses	24,535,666	1,591,890	1,668,356	27,795,912

Earnings before taxes	$21,758,304	$2,492,642	$2,059,923	$26,310,869

Total assets	$933,041,436	$33,365,275	$68,203,370	$1,034,610,081
	Business segment
	Banking operations	TFS	SBA	Company
1999:
Net interest income	$29,613,154	$1,135,736	$2,781,041	$33,529,931
Less provision for loan losses	970,672	—	29,328	1,000,000
Other operating income	9,849,740	1,947,663	988,312	12,785,715

Net revenue	38,492,222	30,283,399	3,740,025	45,315,646
Other operating expenses	20,828,351	1,707,090	2,092,467	24,627,908

Earnings before taxes	$17,663,871	$1,376,309	$1,647,558	$20,687,738

Total assets	$655,511,868	$26,688,760	$58,058,817	$740,259,445

(16) Condensed Financial Information of Parent Company

	December 31, 2001	December 31, 2000
Statement of Financial Condition
Assets:
Cash	$408,628	$768,958
Receivable from Hanmi Bank	367,762	—
Investment in Pacific International Bank	350,000	—
Investment in Hanmi Bank	103,746,847	85,665,509

Total assets	104,873,237	86,434,467
Liabilities	—	38,440

Shareholders' equity	104,873,237	86,396,027

Total liabilities and shareholder's equity	$104,873,237	$86,434,467

Statement of Operations
Equity in earnings of Hanmi Bank	$17,279,197	$15,571,619
Other expense, net	(468,672)	(48,206)

Net income	$16,810,525	$15,523,413

	2001	2000
Statement of Cash Flows
Cash flows from operating activities:
Net income	$16,810,525	$15,523,413

Adjustments to reconcile net income to net cash used in operating activities:
Earnings of Hanmi Bank	(17,279,197)	(15,571,619)
Increase in receivable from Hanmi Bank	(367,762)	—
Increase (decrease) in liabilities	(38,440)	38,440

Net cash used in operating activities	(874,874)	(9,766)

Cash flows from investing activities — Dividends received from Hanmi Bank
Dividends received from Hanmi Bank	500,000	500,000
Purchase of minority interest in Pacific International Bank	(350,000)	—

Net cash provided by investing activities	150,000	500,000

Cash flows from financing activities — Proceeds from issuance of common stocks
Proceeds from issuance of common stocks	716,874	278,724
Cash paid for stock retirement	(345,000)	—
Cash paid for fractional shares on dividends	(7,330)	—

Net cash provided by financing activities	364,544	278,724

Net (decrease) increase in cash	(360,330)	768,958
Cash, beginning of year	768,958	—

Cash, end of year	$408,628	$768,958

(17) Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data follows:

	March 31	June 30	September 30	December 31
		(In thousands, except share amounts)
2001:
Net interest income	$10,961	$10,272	$11,679	$11,041
Provision for credit losses	50	250	700	400
Net income	3,946	4,219	4,415	4,230
Basic earnings per share	0.29	0.31	0.32	0.31
Diluted earnings per share	0.28	0.30	0.32	0.31
2000:
Net interest income	$9,343	$10,325	$10,637	$11,233
Provision for credit losses	400	600	600	650
Net income	3,660	3,753	3,847	4,263
Basic earnings per share	0.27	0.28	0.28	0.31
Diluted earnings per share	0.27	0.28	0.28	0.31

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 29, 2002.

HANMI FINANCIAL CORPORATION
By:	/s/ CHUNG HOON YOUK Chung Hoon Youk President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2002.

/s/ CHUNG HOON YOUK Chung Hoon Youk President and Chief Executive Officer (principal executive officer)	/s/ YONG KU CHOE Yong Ku Choe Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ EUNG KYUN AHN Eung Kyun Ahn	/s/ RICHARD B. C. LEE Richard B. C. Lee
/s/ I JOON AHN I Joon Ahn	/s/ STUART S. AHN Stuart S. Ahn
/s/ GEORGE S. CHEY George S. Chey	/s/ CHANG KYU PARK Chang Kyu Park
/s/ KI TAE HONG Ki Tae Hong	/s/ JOSEPH K. RHO Joseph K. Rho
/s/ JOON H. LEE Joon H. Lee	/s/ WON R. YOON Won R. Yoon

EXHIBIT INDEX

Exhibit Number
2	Plan of Reorganization and Merger Agreement between Hanmi Financial Corporation ("Registrant"), Hanmi Bank, and Hanmi Merger Co., Inc.(1)
3(i)	Certificate of Incorporation of the Registrant(1)
3(ii)	Bylaws of the Registrant(1)
4.1	Specimen certificate of registrant(1)
10.1	Employment Agreement with Chung Hoon Youk(1)
10.2	Hanmi Financial Corporation Year 2000 Stock Option(1)
21	Subsidiaries of the Registrant(1)
23.1	Consent of KPMG LLP
23.2	Consent of Deloitte & Touche LLP

(1)
Previously filed and incorporated by reference herein from Registrant's Registration Statement on Form S-4 (No. 333-32770).

QuickLinks

FORWARD-LOOKING STATEMENTS
PART 1
PART II
Summary Financial Statements For the year ended and as of December 31, (Dollars in thousands, except for per share data)
Hypothetical Changes in Interest Rates December 31, 2001 (dollars in thousands)
Liquidity Ratio and Trends
Liquidity Measures
PART III
PART IV
HANMI FINANCIAL CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
HANMI FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION DECEMBER 31, 2001 AND 2000
HANMI FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
HANMI FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
HANMI FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
HANMI FINANCIAL CORPORATION AND SUBSIDIARY Notes to Consolidated Financial Statements December 31, 2001, 2000 and 1999
SIGNATURES
EXHIBIT INDEX