Form 10-Q
period 2002-03-31
HANMI FINANCIAL CORP
filed 2002-05-15
CIK 1109242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Yes ☒    No ☐

        As of March 31, 2002, there were approximately 13,707,626 outstanding shares of the issuer's Common Stock, with par value at $.001.

FORM 10-Q
INDEX
HANMI FINANCIAL CORPORATION

Page
Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition— March 31, 2002 and December 31, 2001	3
Consolidated Statements of Operations and Comprehensive Income— Three Months Ended March 31, 2002 and 2001	4
Consolidated Statements of Cash Flows— Three Months Ended March 31, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
Item 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
Part II OTHER INFORMATION
Other Information	21
Signature	22

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2002	December 31, 2001
(Dollars in Thousands)	(Unaudited)
Assets
Cash and due from banks	63,950	52,014
Federal funds sold	39,800	19,200
Short-term commercial paper	99	9,992

Cash and cash equivalents	103,849	81,206

Federal Reserve Bank stock	2,423	2,423
Federal Home Loan Bank stock	750	739
Securities held to maturity, at amortized cost (fair value: March 31, 2002—$15,693; December 31, 2001—$17,792)	15,513	17,555
Securities available-for-sale, at fair value	194,793	195,420
Interest only strips—at fair value	182	204
Loans receivable, net of allowance for loan losses: March 31, 2002—$9,870; December 31, 2001—$10,064	848,449	806,115
Loan held for sale	12,473	14,947
Due from customers on acceptances	3,836	2,739
Bank premises and equipment	7,692	7,814
Accrued interest receivable	5,296	5,408
Deferred income taxes	4,982	4,250
Servicing assets	1,796	1,675
Goodwill and intangible assets	2,184	2,184
Bank-owned life insurance—cash surrender value	10,137	10,003
Other assets	7,247	6,079

Total	1,221,602	1,158,760

Liabilities and Shareholders' equity
Liabilities
Deposits
Noninterest-bearing	309,373	301,576
Interest-bearing
Savings	90,194	88,689
Time deposit $100,000 and over	312,385	276,785
Other time deposits	236,278	241,420
Money market checking	144,312	133,883

Total deposits	1,092,542	1,042,353

Accrued interest payable	3,257	4,726
Acceptances outstanding	3,836	2,739
Other borrowed funds	10,500	2,872
Other liabilities	3,534	1,196

Total liabilities	1,113,667	1,053,887

Common stock, $.001par value; authorized, 50,000,000 shares; issued and outstanding, 13,707,626 shares, and 12,562,229 shares at March 31, 2002 and December 31, 2001, respectively	14	13
Additional paid in capital	98,567	81,090
Accumulated other comprehensive income
Unrealized gain (loss) on securities available-for-sale, net of taxes of $(94) and $638 at March 31, 2002 and December 31, 2001, respectively	(147)	1,004
Retained earnings	9,501	22,767

Total shareholders' equity	107,935	104,873

Total	1,221,602	1,158,760

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE QUARTER ENDED MARCH 31, 2002 AND 2001

	2002	2001
(Dollars in Thousands)
Interest income
Interest and fees on loans	13,121	15,571
Interest on investments	2,860	4,101
Interest on Federal funds sold	148	841

Total interest income	16,129	20,513
Interest expense	4,928	9,952

Net interest income before provision for loan losses	11,201	10,561
Provision for loan losses	1,050	50

Net interest income after provision for loan losses	10,151	10,511
Noninterest income:
Service charges on deposit accounts	2,185	2,252
Gain on sales of loans	400	134
Gain on sales of available-for-sales securities	573	113
Trade finance fees	555	445
Remittance fees	161	128
Other service charges and fees	235	228
Bank owned life insurance income	133	—
Other income	85	27

Total noninterest income	4,327	3,327
Noninterest expenses
Salaries & employee benefits	4,222	3,800
Occupancy and equipment	1,063	937
Data processing	655	542
Supplies and communications	313	319
Professional fees	227	185
Advertising and promotion	332	436
Loan referral fees	152	121
Other operating	751	866

Total noninterest expenses	7,715	7,206

Income before income taxes provision	6,763	6,632
Income taxes provision	2,640	2,686

Net income	$4,123	$3,946

Other comprehensive (loss) income, net of tax of $(737) at March 31, 2002 and $1,250 at March 31, 2001:
Unrealized holding gain (loss) arising during the year	(1,012)	1,928
Less reclassification adjustment for realized gain onsecurities available-for-sale included in net income	139	91

Other comprehensive income (loss)	(1,151)	1,837

Total comprehensive income	$2,972	$5,783

Earnings per share:
Basic	$0.30	$0.29
Diluted	$0.29	$0.28

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2002 AND 2001

	2002	2001
(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,123	$3,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	359	315
Provision for loan losses	1,050	50
Provision for other real estate owned losses	—	40
Federal Home Loan Bank stock dividend	(11)	(14)
Gain on sale of securities available for sale	(573)	(263)
Impairment loss on security held-to-maturity	—	150
Gain on sale of loans	(400)	(134)
Loss on sale of fixed assets	—	13
Origination of loans held for sale	(4,119)	(5,022)
Proceeds from sale of loans held for sale	6,992	3,350
Change in:
Accrued interest receivable	112	66
Other assets	(1,167)	(63)
Accrued interest payable	(1,469)	43
Other liabilities	2,338	1,144

Net cash provided by operating activities	7,234	3,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured or called securities available for sale	18,255	25,191
Proceeds from matured or called securities held to maturity	10,706	1,493
Proceeds from sale of securities available for sale	8,661	—
Net increase in loans receivable	(43,578)	(33,523)
Purchase of securities available for sale	(27,611)	(66,306)
Purchase of securities held to maturity	(8,711)	(688)
Purchases of premises and equipment	(217)	(440)

Net cash used in investing activities	(42,495)	(74,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	50,189	24,517
Proceeds from exercise of stock options	95	187
Repurchase of common stock	—	(345)
Stock dividend paid in cash for fractional shares	(7)	(5)
Proceeds from other borrowed funds	7,627	2,198

Net cash provided by financing activities	57,904	26,552

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,643	(44,100)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	81,206	176,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,849	$132,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,397	$9,909
Income taxes paid	1,000	4,135
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING AND FINANCING ACTIVITIES—
Transfer of retained earnings to common stock for stock split in the form of stock dividend	$—	$15,316
Transfer of retained earnings to common stock for stock dividend	17,390	—
Transfer of loans to other real estate owned	—	331

See accompanying notes to consolidated financial statements.

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

        On September 30, 1998, Hanmi Bank acquired First Global Bank, f.s.b, Los Angeles, California. First Global Bank had three branch offices, one branch located in Los Angeles, one branch located in Cerritos and one branch located in Rowland Heights in California. Hanmi Bank acquired approximately $44.9 million in loans, and assumed approximately $77.8 million in deposits.

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

Note 2. Basis of Presentation

        In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary (the "Company") reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended March 31, 2002 but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

        Certain reclassifications were made to the prior period presentation to conform to the current period's presentation.

Note 3. Accounting Matters

        The Company adopted the provisions of Statement of financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instrument and Hedging Activities", as amended by SFAS Nos. 137 and 138, as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.

        There were no separate derivatives existing as of March 31, 2002.

        The Company adopted the provision of Statement of financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted separately. SFAS 141 will require, upon adoption of Statement 142, that the Company evaluate its existing goodwill that was acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill.

        SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $1.8 million and unamortized identifiable intangible assets in the amount of $341 thousand. There is no amortization taken and no impairment in goodwill and intangible assets considered existing as of March 31, 2002. Amortization expense related to goodwill and intangible assets was $39 thousand for the first quarter ended 2001.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The statement is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of this fiscal year. The Company adopted SFAS No. 144 as of January 1, 2002, and there was no material impact on the Company's consolidated financial statements as of March 31, 2002.

Note 4. Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Recent Developments

        The following is management's discussion and analysis of the major factors that influenced the Company's results of operations and financial condition for the three months ended March 31, 2002. This analysis should be read in conjunction with the Company's Annual Report included in Form 10-K for the year ended December 31, 2001 and with the unaudited financial statements and notes as set forth in this report.

        The following table sets forth-certain selected financial data concerning the Company for the periods indicated:

	For the Three Months Ended
(dollars in thousand)	March 31, 2002	March 31, 2001
AVERAGE BALANCES:
Average net loans	$837,878	$638,976
Average investment securities	214,096	243,632
Average assets	1,183,976	1,040,137
Average deposits	1,059,934	935,408
Average equity	106,008	88,503
PERFORMANCE RATIOS:
Return on average assets (1)	1.41%	1.52%
Return on average equity (1)	15.77%	17.84%
Efficiency ratio (2)	49.68%	52.31%
Net interest margin (3)	4.14%	4.43%
CAPITAL RATIOS (4)
Leverage capital ratio	8.95%	8.48%
Tier 1 risk-based capital ratio	11.59%	11.41%
Total risk-based capital ratio	12.67%	12.67%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.13%	1.81%
Allowance for loan losses to non-accrual loans	231.30%	318.84%
Total non-performing assets (5) to total assets	0.37%	0.38%

(1)
Calculations are based upon annualized net income.

(2)
Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income excluding securities gains and losses.

(3)
Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)
The required ratios for a "well-capitalized" institution are 5% leveraged capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

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

Dividends

        On February 21, 2002, the Company declared a 9% stock dividend payable on April 5, 2002 to shareholders of record at the close of business on March 7, 2002. Per share data has been retroactively restated to reflect this 9% stock dividend. On February 28, 2001, the Company declared a 12% stock dividend payable on April 5, 2001 to shareholders of record at the close of business on March 14, 2001. The shares and per share data have been retroactively restated to reflect the 12% year 2001 stock dividend.

Results of Operation

        The Company's net income for the quarter ended March 31, 2002 was $4.1 million or $0.29 per diluted share compared to $3.9 million or $0.28 per diluted share for the quarter ended March 31, 2001. The increase in net income for 2002 as compared to 2001 was primarily due to the increase in loan volume, which offset the negative impact of the lower interest margin. The annualized return on average assets was 1.41% for the first quarter of 2002 compared to a return on average assets of 1.52% for the first quarter of 2001, a decrease of 11 basis points. The annualized return on average equity was 15.77% for the first quarter of 2002, compared to a return on average equity of 17.84% for the same period in 2001, a decrease of 207 basis points.

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

        For the first three months ended March 31, 2002, the Company's net interest income before provision for loan losses was $11.2 million. This represented an increase of $640 thousand or 6.06% over net interest income of $10.6 million for the three months ended March 31, 2001.Despite a continuous decrease in the Prime interest rate throughout 2001, the interest rate spread increased to 3.37% for the three months ended March 31, 2002, from 3.01% for the same period in 2001. The change was due to a greater reduction on interest paid on deposits as term deposits repriced. However, the net interest margin slightly decreased to 4.11% for the three months ended March 31, 2002, from 4.43% for the same period in 2001 due to an increase in the volume of interest earning assets with lower interest rates.

        Total interest income decreased $4.4 million or 21.46% to $16.1 million for the three months ended March 31, 2002 from $20.5 million for the three months ended March 31, 2001. The decrease was primarily the result of a decrease in interest rates. The yield on average interest-earning assets decreased to 5.92% for the three months ended March 31, 2002, from a yield of 8.60% for the three months ended March 31, 2001. This decrease is primarily due to a decrease of the Prime interest rate during 2001.

        The Company's interest expense on deposits for the quarter ended March 31, 2002 decreased by approximately $5 million or 50.5% to $4.9 million from $9.9 million for the quarter ended March 31, 2001. The decrease reflected a decrease in the interest rates paid to depositors, which was offset by the increase in volume. Average interest-bearing liabilities were $772 million for the first quarter of 2002, which represented an increase of $60 million or 8.43% from average interest-bearing liabilities of $712 million for the first quarter of 2001.

        The cost of average interest-bearing liabilities decreased to 2.55% for the first quarter ended March 31, 2002, compared to a cost of 5.59% for the same period of 2001. Overall interest on deposits decreased mainly due to repricing of interest rates on long-term certificates of deposit to the current low interest rates as the deposits matured.

        The table below represents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	For the quarter ended March 31,
	Average Balance	2002 Interest Income/ Expense	Average Rate/Yield	Average Balance	2001 Interest Income/ Expense	Average Rate/Yield
	(dollars in thousands)
Assets:
Earning assets:
Net Loans(1)	$837,878	$13,121	6.26%	$638,976	$15,571	9.75%
Municipal securities(2)	34,268	443	5.17%	24,447	340	5.56%
Obligations of other U.S. govt.	14,147	212	5.99%	67,259	1,046	6.22%
Other debt securities	165,680	2,148	5.19%	151,926	2,505	6.60%
Equity securities	3,167	47	5.94%	2,651	43	6.49%
Federal funds sold	31,942	148	1.85%	58,532	841	5.75%
Commercial paper	1,166	8	2.74%	9,779	167	6.83%
Interest-earning deposits	845	2	0.95%	—	—	0.00%

Total interest earning assets:	1,089,093	16,129	5.92%	953,570	20,513	8.60%
Liabilities:
Interest-bearing liabilities
Money market deposits	$142,093	$562	1.58%	$94,408	$770	3.26%
Savings deposits	88,502	670	3.03%	70,838	688	3.88%
Time certificates of deposits $100,000 or more	298,304	1,893	2.54%	259,694	4,293	6.61%
Other time deposits	234,811	1,727	2.94%	284,360	4,165	5.86%
Other borrowing	8,293	76	3.67%	2,702	36	5.33%

Total interest-bearing liabilities	772,003	4,928	2.55%	712,002	9,952	5.59%
Net interest income		$11,201			$10,561

Net interest spread(3)			3.37%			3.01%
Net interest margin(4)			4.11%			4.43%

(1)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $650 thousand and $466 thousand for the three months ended March 31, 2002 and 2001, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)
Yields on tax-exempt income have not been computed on a tax equivalent basis.

(3)
Represents the average rate earned on interest-bearing assets less the average rate paid to interest-bearing liabilities

(4)
Represents annualized net interest income as percentage of average interest-earning assets.

        The table below shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	For the three months ended March 31,
	2002 vs. 2001 Increases (Decreases) Due to Change In			2001 vs. 2000 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest Income:
Net Loans(1)	4,041	(6,491)	(2,450)	3,336	(192)	3,144
Municipal securities(2)	128	(26)	102	138	(2)	136
Obligations of other U.S. govt.	(797)	(37)	(834)	(398)	5	(392)
Other debt securities	96	(452)	(356)	1,507	56	1,563
Equity securities	8	(4)	4	43	—	43
Federal funds sold	(278)	(414)	(692)	535	(13)	522
Commercial paper	(94)	(66)	(160)	167	—	167
Interest-earning deposits	2	—	2	—	—	—
INTEREST EARNING ASSETS	3,106	(7,490)	(4,384)	5,328	(146)	5,182
Interest expense:
Momey market	290	(497)	(207)	(11)	(67)	(78)
Savings	151	(169)	(18)	169	34	203
Time certificates of deposits over $100,000	562	(2,962)	(2,400)	1,984	598	2,582
Other time deposits	(632)	(1,807)	(2,439)	1,037	332	1,369
Other borrowing	54	(14)	40	(30)	(27)	(57)

	425	(5,449)	(5,024)	3,150	869	4,019

Change in net interest income	2,681	(2,041)	640	2,178	(1,014)	1,163

Provision for loan losses

        For the three months ended March 31, 2002, the Company made an additional provision of $1.05 million. The Company's management believes that the allowances are sufficient for the inherent losses at March 31, 2002. (See Allowance and provision for loan losses)

Non-interest Income

        Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, fees charged on trade finance, and gain on sale of loans and investment securities. Non-interest income increased approximately $1 million or 30.06% to $4.3 million for the quarter ended March 31, 2002 from $3.3 million for the same period in 2001.

        Gain on sale of loans increased approximately $266 thousand or 198.51% during three months ended March 31, 2002 to $400 thousand, compared to $134 thousand during the same period in 2001. The company sells the guaranteed portion of the SBA loans in the government securities secondary markets, while the Company retains servicing rights. During the first quarter of 2002, the secondary market for these loans provided a favorable premium compared to the prior period and, therefore, the Company sold SBA loans in its portfolio. The Company currently plans to keep selling a significant number of its SBA loans in coming quarters as long as the secondary market is favorable.

        During the first quarter of 2002, the Company sold a Southern California Edison ("SCE") corporate bond, which had defaulted in January 2001. The Company sold the bond recognizing a $250 thousand gain, because a permanent impairment charge was taken in prior year. Overall, gain on sale of investments increased by $460 thousand or 407.08% to $573 thousand from $113 thousand during the same period in 2001.

        Trade finance fees increased by $110 thousand or 24.72% to $555 thousand compared to $445 thousand during the same period in 2001. The increase was primarily due to growing activity in international trade as countries in the Asian-Pacific region are recovering from the economic crisis.

        At December 31, 2001, the Company invested $10 million in bank owned life insurance ("BOLI"). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. During the first quarter of 2002, cash surrender value on life insurance purchased increased by $133 thousand.

        Other income increased approximately $58 thousand or 214.81% during three months ended March 31, 2002, to $85 thousand from $27 thousand during the same period in 2001. As a part of the Company's continuing effort to expand non-interest income, the Company introduced non-depository products, such as mutual funds and annuities, and credit cards to customers and generated income of $50 thousand from such activity during the first quarter of 2002.

        The breakdown of non-interest income by category is reflected below:

	For the three months ended March 31,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,185	$2,252	$(67)	-2.98%
Gain on sales of loans	400	134	266	198.51%
Gain on sales of available-for-sales securities	573	113	460	407.08%
Trade finance fees	555	445	110	24.72%
Remittance fees	161	128	33	25.78%
Other service charges and fees	235	228	7	3.07%
Bank owned life insurance income	133	—	133	—
Other income	85	27	58	214.81%

Total	$4,327	$3,327	$1,000	30.06%

Non-interest Expenses

        Non-interest expenses for the first quarter of 2002 increased approximately $509 thousand or 7.06% to $7.7 million from $7.2 million for the same period in 2001. This increase was primarily due to expanding branch network and internal growth.

        Salaries and employee benefits expenses for the first quarter of 2002 increased approximately $422 thousand or 11.11% to $4.2 million from $3.8 million for the same period in 2001. This increase was primarily due to addition of new employees at the new branch in Irvine and to provide additional services offered to customers, such as non-deposit products and credit cards.

        The occupancy and equipment expenses for the first quarter of 2002 increased approximately $126 thousand or 13.45% to $1.1 million from $937 thousand for the same period in 2001. This increase is also a result of the Company's recent expansion of new branch as well as annual adjustment of existing leases for other branch premises.

        Professional fees for the first quarter of 2002 increased by approximately $42 thousand or 22.7% to $227 thousand from $185 thousand during the same period in 2001. Additional expense was incurred primarily due to increase in collection efforts during the first quarter of 2002.

        The breakdown of non-interest expense by category is reflected below:

	For the three months ended March 31,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Salaries & employee benefits	$4,222	$3,800	$422	11.11%
Occupancy and equipment	1,063	937	126	13.45%
Data processing	655	542	113	20.85%
Supplies and communications	313	319	(6)	-1.88%
Professional fees	227	185	42	22.70%
Advertising and promotion	332	436	(104)	-23.85%
Loan referral fee	152	121	31	25.62%
Other operating	751	866	(115)	-13.28%

Total noninterest expenses	$7,715	$7,206	$509	7.06%

Financial Condition

Summary of Changes in Balance Sheets March 31, 2002 compared to December 31, 2001

        At March 31, 2002, the Company's total assets increased by $62.8 million or 5.41% to $1,221.6 million from $1,158.8 million at December 31, 2001. Loans, net of unearned loan fees and allowance for loan losses, totaled $860.9 million at March 31, 2002, which represents an increase of $39.8 million or 4.85% from $821.1 million at December 31, 2001. Total deposits also increased by $50.1 million or 4.81% to $1,092.5 million at March 31, 2002 from $1,042.4 million at December 31, 2001.

Investment Security Portfolio

        At March 31, 2002, the Company classified its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at March 31, 2002. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company are U.S. Treasury bond, U.S. agencies, municipal bonds, and corporate bonds.

        As of March 31, 2002, held-to-maturity securities totaled $15.5 million and available-for-sale securities totaled $194.8 million, compared to $17.6 million and $195.4 million at December 31, 2001, respectively.

	At March 31, 2002			At December 31, 2001
	Amortized Cost	Market Value	Gain(Loss)	Amortized Cost	Market Value	Gain(Loss)
			(dollars in thousands)
HELD-TO-MATURITY
Corporate bonds	$11,017	$11,084	$67	$11,753	$11,871	$118
Municipal bonds	2,231	2,302	71	2,963	3,030	67
Mortgage-backed securities	2,265	2,307	42	2,839	2,891	52

Total	$15,513	$15,693	$180	$17,555	$17,792	$237

AVAILABLE-FOR-SALE
U.S. agencies	$12,898	$12,885	$(13)	$11,093	$11,309	$216
Corporate bonds	32,585	32,758	173	28,119	28,877	758
Municipal bonds	29,417	29,410	(7)	31,943	32,291	348
Mortgage-backed securities	74,622	74,146	(476)	65,218	65,364	146
Collateralized mortgage obligation	43,477	43,559	82	55,240	55,414	174
Asset-backed securities	2,035	2,035	—	2,165	2,165	—

Total	$195,034	$194,793	$(241)	$193,778	$195,420	$1,642

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

        The Company's net loans, including loans held for sale, were $860.9 million at March 31, 2002. This represented an increase of $39.8 million or 4.85% over net loans of $821.1 million at December 31, 2001.

        Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, were approximately $508.4 million at March 31, 2002, which represented an increase of $35.5 million or 7.5% from $472.9 million at December 31, 2001.

        Real estate loans increased by $8.1 million or 2.88% to $289.6 million at March 31, 2002 from $281.5 million at December 31, 2001. This increase was due to increase in residential mortgage loans to take an advantage of decreasing interest rate environment.

        The following table shows the Company's loan composition by type:

			Increase (Decrease)
	March 31, 2002	December 31, 2001
			Amount	Percentage
		(dollars in thousands)
Real estate loans;
Construction	$34,667	$33,618	1,049	3.1%
Commercial property (1)	208,205	198,336	9,869	5.0%
Residential prorerty	46,742	49,526	(2,784)	-5.6%
Commercial and industrial loans	508,414	472,920	35,494	7.5%
Term fed funds	35,000	40,000	(5,000)	-12.5%
Consummer loans	39,827	38,645	1,182	3.1%

Total loan	$872,855	$833,045	39,810	4.8%
Unearned income on loans, net of costs	(2,063)	(1,919)
Less: Allowance for loan losses	(9,870)	(10,064)

Net loans receivable	$860,922	$821,062

(1)
Amount included loans held for sale, at the lower of cost or market, of $12,473 million and $14,947 million at March 31, 2002 and December 31, 2001.

        At March 31, 2002, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) decreased by $370 thousand or 7.4% to $4.7 million from $5 million at December 31, 2001. The table below shows the composition of the Company's nonperforming assets as of the dates indicated.

	March 31, 2002 (Unaudited)	December 31, 2001
	(Dollars in thousand)
Nonaccrual loans	$4,267	$4,282
Loans past due 90 days or more, still accruing	364	719

Total Nonperforming Loans	4,631	5,001
Other real estate owned	0	0

Total Nonperforming Assets	$4,631	$5,001

Allowance and Provision for Loan Losses

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

        As of March 31, 2002, the allowance for loan losses was $9.9 million or 1.13% of gross loans. This represents a decrease of 8 basis points compared to 1.21% at December 31, 2001. The decrease of the allowance was primarily due to the decrease of Substandard and Doubtful grade loans from $11.4 million and $1.7 million to $9.4 and $0.5 million respectively, and the certain qualitative factors declined as delinquency trends improved.

        The loan loss estimation based on historical losses and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan and lease portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

        The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management's judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of March 31, 2002.

	March 31, 2002	December 31, 2001
	(Unaudited)
Allowance:
Balance—beginning of period	$10,064	$11,976
Loans charged off	1,434	4,106
Less: Recoveries on loans previous charged off	190	794

Net loans charged-off	1,244	3,312
Add: Provision for loan losses	1,050	1,400

Balance—end of period	$9,870	$10,064

Asset Quality Ratio:
Net loan charge-offs to average total loans	0.15%	0.45%
Allowance for loan losses to total loans at end of period	1.13%	1.21%
Net loan charge-offs to allowance for loan losses at the end of period	12.61%	32.91%
Allowance for loan losses to nonperforming loans	213.13%	201.24%

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

        Having experienced the problems mentioned above in the past, the Company has attempted to mitigate collection problems by supporting its loans by fungible collateral. Additionally, a portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the Company's potential for loss. The Company also utilizes credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with new loans and those that are delinquent receiving special attention. In addition to the Company's internal grading system, loans criticized by this credit review are downgraded with appropriate allowance added if required.

        As indicated above, the Company formally assesses the adequacy of the allowance on a quarterly basis by:

  •
  reviewing the adversely graded, delinquent or otherwise questionable loans for impairment;

  •
  generating an estimate of the loss potential in each such impaired loan;

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

Deposits

        At March 31, 2002, the Company's total deposits were $1,092.5 million. This represented an increase of $50.2 million or 4.81%, from total deposits of $1,042.4 million at December 31, 2001. Demand deposits totaled $309.4 million, representing an increase of approximately $7.8 million or 2.59% from total demand deposits of $301.6 million at December 31, 2001.

        Time certificates of deposit of $100,000 or more totaled $312.4 million at March 31, 2002. This represented an increase of approximately $35.6 million or 12.86%, compared to $276.8 million at December 31, 2001. However, other time deposits decreased by $5.1 million or 2.13% to $236.3 million from $241.4 million at December 31, 2001. Overall increase was primarily due to expansion of branch network.

			Increase (Decrease)
	March 31, 2002	December 31, 2001
			Amount	Percentage
		(dollars in thousands)
Demand, noninterest-bearing, deposits	$309,373	$301,576	$7,797	2.59%
Savings	90,194	88,689	1,504	1.70%
Time certificates of deposit $100,000 or more	312,385	276,785	35,600	12.86%
Other time deposits	236,278	241,420	(5,142)	-2.13%
Money market checking	144,312	133,883	10,429	7.79%

Total deposits	$1,092,542	$1,042,353	$50,189	4.81%

Item 3. Quantitative and qualitative disclosures about market risk

General

        Market Risk, called interest rate risk in the banking industry, indicates how much market interest rate fluctuations the Company is exposed to. The movement of interest rates directly and inversely affects the economic value of a fixed income asset. This occurs because the economic value of a fixed income asset is the present value of future cash flow discounted by the current interest rate; the higher the current interest rate, the higher the denominator of discounting. Market risks include basis risk, which stems from the different indexes used for asset/liability, yield curve risk caused by different maturities of financial instruments, and embedded options risk.

        The Company uses various tools to measure existing and potential interest rate risk exposures. Deposit trend analysis, gap analysis, and shock test are the representative examples of the tools used in risk management.

        The following table is the most recent status of gap position.

	Less than 3 Months		3 to 12 Months
	Current Qtr	Previous Qtr	Current Qtr	Previous Qtr
Cumulative Repricing	386,622	363,009	119,716	98,882
As % of Total Assets	31.65%	31.33%	9.80%	8.53%
As % of Earning Assets	34.60%	33.95%	10.71%	9.25%

        The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. The cumulative repricing as a percentage of earning assets increased slightly in both the less than 3 month and the 3 to 12 month periods. When compared to the previous quarter, the percentage of earning assets in the less than 3 month period rose to 34.60% but managed to remain below the 35% Company guideline. This percentage in the 3 to 12 month period had a greater shift to the asset side and recorded a figure of 10.71%. Due to strong loan demand, asset growth out paced liabilities. Fueled by growth in floating rate loans, total assets in the less than one year period jumped by nearly $50 million. This compared to an increase in total liabilities of $30 million. Floating rate loans increased by $37 million in the less than 3 month period during the first quarter.

        The following table is a result of simulations performed by Management to forecast the interest rate impact on the Company's net income and economic value of portfolio equity.

CURRENT EXPOSURE OF THE COMPANY TO
HYPOTHETICAL CHANGES IN INTEREST RATES
(As of March 31, 2002)
(dollars in thousand)

	Projected Changes (%)		Change in Amount		Expected Amount
Change in Interest rate(BPS)	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity
200	11.69	-15.30	4,648	-17,168	44,417	95,066
100	5.54	-7.99	2,205	-8,969	41,973	103,265
0	0.0	0.0	0	0	39,769	112,234
-100	-6.86	8.76	-2,727	9,834	37,041	122,068
-200	-11.24	19.20	-4,469	21,552	35,300	133,786

        The results of the rate shock test above were mixed when compared to 2001 year-end results. The projected changes in net income were wider spread than the projections reported in December. Nevertheless, the figures were well within policy guidelines of 25%. Given a 200 point shift in interest rates, the net income would rise or fall between 11.69% and—11.24%. This compared to a range of

8.85% to—10.29% as of December 31st. The increased volatility in interest income can be attributed to the increase in floating rate loans over the past quarter. The results for the economic value of equity improved from the previous quarter. Given the same rate change parameters, the percentage change stayed between—15.30% and 19.20%. This was a slight improvement over the previous quarter.

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

        Liquidity risk may occur when the Company has few short-duration investment securities available for sale and/or is not capable of raising funds as quickly as possible at acceptable rates in the capital or money market. Also, a heavy and sudden increase of cash demands in loans and deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis for a better understanding of liquidity position and to preempt liquidity crisis. Six sub-sectors, which include Loan to Deposit ratio, Off-balance Sheet items, Dependence on non-core deposits over $100M, Foreign deposits, Line of credit, and Liquid Assets were reviewed quarterly for the liquidity management. The heavy loan demand and limited liquid assets increased pressure to the liquidity, but the Company still has enough liquid assets to cover the loan demand.

        The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Company. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Company, it is recommended for Management to keep proper liquid assets to avoid exposure to higher than feasible liquidity risk.

Liquidity Ratio and Trends

Classification	Guidelines	03/02	12/01	09/01	06/01	03/01
Short-term investments / Total assets	Over 5%	12%	12%	14%	16%	14%
Net loans & leases / Total assets	Less than 85%	68%	67%	65%	63%	61%
Core deposits / Total assets	Over 50%	64%	68%	65%	65%	64%
Short-term non-core funding/Total assets	Less than 1/3	26%	22%	25%	25%	25%
Short-term investments / short-term non-core funding dependence	Over 20%	48%	52%	54%	62%	63%

        All of the results in the first quarter of 2002, as noted in the above table, met the guidelines for liquidity levels. Short-term investments over total assets remained unchanged from the previous quarter. Net loans and leases over total assets increased due to higher loan demand. Core deposits over total assets fell by 4% from the previous quarter due to a decrease in core deposits and an increase in total assets. Short-term non-core funding increased along with total assets bringing the ratio to 26%. During the quarter, CD's increased by $52 million while total assets rose by only $50 million. The additional deposit by the State of California added to the short-term non-core funding amount. Short-term investments over short-term non-core funding fell from the previous quarter, but stayed well above the 20% guideline. Short-term investments, which included Fed Funds sold, rose by $11.5 million. However, the increase in short-term non-core funding exceeded this amount and thus, the ratio fell to 48%.

Liquidity Measures

Classification	Guidelines	03/02	12/01	09/01	06/01
Loans / Deposits	Less than 80%	76%	75%	73%	70%
Investment / Deposits	Less than 60%	27%	28%	31%	32%
Loans & Investment / Deposits	Less than 125%	102%	103%	103%	102%

        The Company saw a steady demand for loans during the quarter. The loans to deposits ratio increased marginally from 75% to 76% but stayed below the 80% guideline. Loan amounts at the end of the quarter were $826 million while total deposits were $1.09 billion. Since deposits also grew during the quarter, the risk associated with the loan to deposit ratio should be considered as minimal. However, the State of California increased its CD deposits at the Company by $20 million during the quarter bringing the total to $95 million.

        Management reviews loan and deposit balances daily along with their related ratio. The quarterly trend of each account with its available credit facilities is reported to the Board of Directors through the Investment Committee.

        In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company's capital needs. Total shareholders' equity was $107.9 million at March 31, 2002. This represented an increase of $3 million or 2.92% over total shareholders' equity of $104.9 million at December 31, 2001.

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

        At March 31, 2002, Tier 1 capital, shareholders' equity less intangible assets, was $105.7 million. This represented an increase of $4.2 million or 4.14% over total Tier 1 capital of $101.5 million at December 31, 2001. At March 31, 2002, the Company had a ratio of total capital to total risk-weighted assets of 12.67% and a ratio of Tier 1 capital to total risk weighted assets of 11.59%. The Tier 1 leverage ratio was 8.95% at March 31, 2002.

        The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of March 31, 2002.

	As of March 31, 2002 (dollars in thousand)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$115,546	12.67%	$72,893	8%	$42,654	4.67%
Tier I capital (to risk-weighted assets)	105,676	11.59%	36,447	4%	69,230	7.59%
Tier I capital (to average assets)	105,676	8.95%	47,336	4%	58.341	4.95%

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

HANMI FINANCIAL CORPORATION
Date: May 14, 2002	By	/s/ YONG KU CHOE Yong Ku Choe Chief Financial Officer (Principal financial or accounting officer and duly authorized signatory)

QuickLinks

FORM 10-Q INDEX HANMI FINANCIAL CORPORATION
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE QUARTER ENDED MARCH 31, 2002 AND 2001
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED MARCH 31, 2002 AND 2001
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Recent Developments
Results of Operation
Financial Condition
  Item 3. Quantitative and qualitative disclosures about market risk
CURRENT EXPOSURE OF THE COMPANY TO HYPOTHETICAL CHANGES IN INTEREST RATES (As of March 31, 2002) (dollars in thousand)
PART II
  Item 1 Legal Proceedings
  Item 2 Changes in Securities
  Item 3 Defaults upon Senior Securities
  Item 4 Submission of Matters to a vote of Shareholders
  Item 5 Other information
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURES