Form 10-Q
period 2002-06-30
HANMI FINANCIAL CORP
filed 2002-08-14
CIK 1109242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMSSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-30421

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

Yes ☒    No ☐

        As of June 30, 2002, there were 13,727,228 outstanding shares of the issuer's Common Stock, with par value of $0.001.

FORM 10-Q

INDEX

HANMI FINANCIAL CORPORATION

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2002	December 31, 2001
	(Unaudited)
	(Dollars in Thousands)
Assets
Cash and due from banks	57,814	52,014
Federal funds sold	67,000	19,200
Short-term commercial paper	—	9,992

Cash and cash equivalents	124,814	81,206

Federal Reserve Bank stock	2,423	2,423
Federal Home Loan Bank stock	1,253	739
Securities held-to-maturity, at amortized cost (fair value: June 30, 2002-$15,452; December 31, 2001-$17,792)	15,266	17,555
Securities available-for-sale, at fair value	179,204	195,420
Interest only strips-at fair value	163	204
Loans receivable, net of allowance for loan losses: June 30, 2002-$10,349; December 31, 2001-$10,064	913,209	806,115
Loan held for sale	11,540	14,947
Due from customers on acceptances	5,029	2,739
Bank premises and equipment	7,555	7,814
Accrued interest receivable	5,328	5,408
Deferred income taxes	4,233	4,250
Servicing assets	1,861	1,675
Goodwill and intangible assets	2,164	2,184
Bank-owned life insurance-cash surrender value	10,274	10,003
Other assets	8,442	6,079

Total	1,292,758	1,158,761

Liabilities and Stockholders' equity
Liabilities
Deposits
Noninterest-bearing	328,345	301,576
Interest-bearing
Savings	94,266	88,689
Time deposit of $100,000 and over	315,670	276,785
Other time deposits	244,745	241,420
Money market checking	177,672	133,883

Total deposits	1,160,698	1,042,353

Accrued interest payable	3,163	4,726
Acceptances outstanding	5,029	2,739
Other borrowed funds	6,000	2,872
Other liabilities	5,473	1,196

Total liabilities	1,180,363	1,053,886

Common stock, $.001par value; authorized, 50,000,000 shares; issued and outstanding, 13,727,228 shares, and 12,562,229 shares at June 30, 2002 and December 31, 2001, respectively	14	13
Additional paid in capital	98,689	81,090
Accumulated other comprehensive income
Unrealized gain on securities available-for-sale, net of taxes of $640,644 and $638,090 at June 30, 2002 and December 31, 2001, respectively	1,217	1,004
Retained earnings	12,475	22,767

Total stockholders' equity	112,395	104,874

Total	1,292,758	1,158,760

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	For Quarter ended		For Six Months ended
	June 30 2002	June 30 2001	June 30 2002	June 30 2001
	(dollars in thousands, except per share data)
Interest income
Interest and fees on loans	14,238	15,146	27,359	30,777
Interest on investments	2,476	3,930	5,336	8,031
Interest on Federal funds sold	231	674	379	1,514

Total interest income	16,945	19,750	33,074	40,322
Interest expense	5,125	9,007	10,053	18,959

Net interest income before provision for loan losses	11,820	10,743	23,021	21,363
Provision for loan losses	1,050	250	2,100	300

Net interest income after provision for loan losses	10,770	10,493	20,921	21,063
Noninterest income:
Service charges on deposit accounts	2,248	2,387	4,433	4,515
Gain on sales of loans	483	395	883	529
Gain on sales of available-for-sale securities	355	719	928	832
Trade finance fees	629	427	1,184	892
Remittance fees	197	159	358	288
Other service charges and fees	163	119	398	347
Bank owned life insurance income	137	—	270	—
Change in fair value of interest rate swap	1,368		1,368
Other income	224	111	309	182

Total noninterest income	5,804	4,317	10,131	7,585
Noninterest expenses
Salaries & employee benefits	4,316	3,976	8,538	7,776
Occupancy and equipment	1,068	934	2,131	1,871
Data processing	709	572	1,364	1,114
Supplies and communications	449	383	762	702
Professional fees	333	339	561	452
Advertising and promotion	378	431	710	867
Loan referral fees	176	68	327	190
Impairment charges on investment	3,950		3,950
Other operating expense	1,040	1,016	1,790	1,952

Total noninterest expenses	12,419	7,719	20,133	14,924

Income before income taxes provision	4,155	7,091	10,919	13,724
Income taxes provision	1,182	2,871	3,822	5,558

Net income	$2,973	$4,220	$7,097	$8,166

Other comprehensive (loss) income, net of tax of $644 and $1,162 for the six months ended June 30, 2002 and 2001:
Unrealized holding gain (loss) arising during the year	1,569	(264)	557	1,366
Less reclassification adjustment for realized gain on securities available-for-sale included in net income	210	142	344	233

Other comprehensive (loss) income	1,359	(406)	213	1,133

Total comprehensive income	$4,332	$3,814	$7,310	$9,299

Earnings per share:
Basic	$0.22	$0.31	$0.52	$0.60
Diluted	$0.21	$0.30	$0.50	$0.59

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,097	$8,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	833	658
Provision for loan losses	2,100	300
Provision for other real estate owned losses	—	40
Federal Home Loan Bank stock dividend	(514)	(26)
Gain on sale of securities available for sale	(928)	(1,102)
Change in fair value of interest rate swap	(1,360)
Impairment loss on security available-for-sale	3,950	270
Gain on sale of loans	(883)	(529)
Gain on sale of OREO	—	(16)
Loss on sale of fixed assets	—	55
Origination of loans held for sale	(13,377)	(5,022)
Proceeds from sale of loans held for sale	17,667	4,902
Change in:
Accrued interest receivable	80	80
Increase in cash surrender value of BOLI	(271)
Other assets	(2,509)	(1,488)
Accrued interest payable	(1,563)	547
Other liabilities	4,277	(150)

Net cash provided by operating activities	14,599	6,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured or called securities available for sale	53,126	70,224
Proceeds from matured or called securities held-to-maturity	2,253	7,884
Proceeds from sale of securities available-for-sale	17,668	—
Proceeds from termination of interest rate swap	1,360
Net increase in loans receivable	(109,194)	(78,076)
Purchase of Term Fed Funds	—	(25,000)
Purchase of securities available for sale	(57,466)	(96,668)
Purchase of securities held to maturity	—	(4,925)
Purchases of premises and equipment	(421)	(872)

Net cash used in investing activities	(92,674)	(127,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	118,344	67,300
Proceeds from exercise of stock options	218	459
Repurchase of common stock		(350)
Stock dividend paid in cash for fractional shares	(7)	(5)
Proceeds from other borrowed funds	3,128	2,198

Net cash provided by financing activities	121,683	69,602

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,608	(51,147)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	81,206	176,107
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,814	$124,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,616	$18,413
Income taxes paid	5,737	7,011
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATIN AND FINANCING ACTIVITIES:
Transfer of retained earnings to common stock for stock split in the form of stock dividend	—	$15,316
Transfer of retained earnings to common stock for stock dividend	$17,382	—
Transfer of loans to other real estate owned	—	331

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

        Hanmi Bank, the subsidiary of the Company, was incorporated under the laws of the State of California on August 24, 1981, and was licensed by the California Department of Financial Institutions on December 15, 1982. Hanmi Bank's deposit accounts are insured under the Federal Deposit Insurance Act up to the applicable limits thereof, and Hanmi Bank is a member of the Federal Reserve System. Hanmi Bank's headquarters office is located at 3660 Wilshire Boulevard, Penthouse Suite "A", Los Angeles, California 90010.

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

Note 2. Basis of Presentation

        In the opinion of management, the consolidated financial statements of Hanmi Financial reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended June 30, 2002 and 2001 but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

        Certain reclassifications were made to the prior period presentation to conform to the current period's presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

Note 3. Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in acordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Accounting for the allowance for loan losses involves significant judgements and assumptions by management, which has a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading "Allowance for Loan Losses."

Note 4. Recent Accounting Pronouncements.

        The Company adopted the provisions of Statement of financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instrument and Hedging Activities", as amended by SFAS Nos. 137 and 138, as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company entered into an interest rate swap during the quarter ended June 30, 2002. For the quarter ended June 30, 2002, the changes in fair value of this derivative recognized $1.4 million through earnings. The swap was terminated during the quarter. There were no separate derivatives existing as of June 30, 2002.

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 141 will require, upon adoption of Statement 142, that the Company evaluate its existing goodwill that was acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill.

        SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $1.8 million and unamortized identifiable intangible assets in the amount of $341 thousand. There was no goodwill amortization taken and no impairment of goodwill and intangible assets as of June 30, 2002.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The statement is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of this fiscal year. The Company adopted SFAS No. 144 as of January 1, 2002, and there was no material impact on the Company's consolidated financial statements.

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

        The following is management's discussion and analysis of the major factors that influenced the Company's results of operations for the three and six months ended June 30, 2002 and financial condition as of June 30, 2002. This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and with the unaudited financial statements and notes as set forth in this report.

        The following table sets forth-certain selected financial data concerning the Company for the periods indicated:

	For the Six Months Ended
	June 30, 2002	June 30, 2001
	(dollars in thousand)
AVERAGE BALANCES:
Average net loans	$866,713	$660,117
Average investment securities	212,125	253,920
Average assets	1,218,296	1,061,254
Average deposits	1,092,582	953,966
Average equity	107,802	91,118
PERFORMANCE RATIOS:
Return on average assets (1)	1.29%	1.54%
Return on average equity (1)	14.60%	17.92%
Efficiency ratio (2)	52.45%	53.08%
Net interest margin (3)	4.11%	4.39%
CAPITAL RATIOS (4)
Leverage capital ratio	8.70%	8.71%
Tier 1 risk-based capital ratio	11.22%	11.45%
Total risk-based capital ratio	12.29%	12.70%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.10%	1.57%
Allowance for loan losses to non-performing loans	216.09%	203.49%
Total non-performing assets (5) to total assets	0.37%	0.77%

(1)
Calculations are based on annualized net income, sum of trailing 12 months.

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

Forward-Looking Information

        Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer's of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company's financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, see "Interest Rate Risk Management", and "Liquidity and Capital Resources" contained in the Company's annual report on Form 10-K.

Dividends

        On February 21, 2002, the Company declared a 9% stock dividend payable on April 5, 2002 to shareholders of record at the close of business on March 7, 2002. The shares and share data have been retroactively restated to reflect this 9% stock dividend. On February 28, 2001, the Company declared a 12% stock dividend payable on April 5, 2001 to shareholders of record at the close of business on March 14, 2001. The shares and per share data have been retroactively restated to reflect the 12% year 2001 stock dividend.

Results of Operations

        The Company's net income for the quarter ended June 30, 2002 was $3 million or $0.21 per diluted share compared to $4.2 million or $0.30 per diluted share for the quarter ended June 30, 2001. The decrease in net income for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 was primarily due to an impairment charge on an investments, which was partially offset by the positive impact of an increase in fair value of an interest rate swap.

        As previously announced on June 28, 2002, the Company recognized a permanent impairment on $5 million on a WorldCom, Inc. bonds purchased in January 2001 with 7.375% coupon rate and January 15, 2003 maturity date. As of June 30, 2002, the bond had a market value of 21% of par value. The book value was reduced to $1 Million resulting in a total before-tax impairment charge of approximately $4 Million. The after-tax impairment related reduction to quarterly income amounted to $2.6 Million based on an estimated 35 percent tax rate.

        During the second quarter, the Company purchased an interest rate swap. The change in fair value of approximately $1.4 million was recognized through earnings. The after tax non-interest income for the quarter amounted to $889 thousand based on an estimated 35 percent tax rate. The swap was terminated on June 14, 2002.

        For the six months ended June 30, 2002, net income decreased by $1.1 million or 13.4% to $7.1 million from $8.2 million for the same period in 2001. The annualized return on average assets was 1.29% for the first half of 2002 compared to a return on average assets of 1.54% for the same period in 2001, a decrease of 25 basis points. The annualized return on average equity was 14.6% for the first half of 2002, compared to a return on average equity of 17.92% for the same period in 2001, a decrease of 332 basis points.

        Without the impairment charge and the recognition of the increase in fair value of interest rate swap, net income would have been $8.8 million for the six months ended June 30, 2002 with an annualized return on average assets of 1.44% and return on average equity of 16.28% for the six months ended June 30, 2002.

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

        For the quarter ended June 30, 2002, the Company's net interest income before provision for loan losses was $11.8 million. This represented an increase of $1.1 million or 10.3% over net interest income of $10.7 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, net interest income before provision for loan losses was $23.0 million. This represented an increase of $1.6 million or 7.5% over net interest income before provision of loan losses of $21.4 million for the six months ended June 30, 2001.

        The interest rate spread increased to 3.36% for the six months ended June 30, 2002, from 3.03% for the same period in 2001. The change was due to a greater reduction on interest paid on deposits as term deposits repriced. However, the net interest margin slightly decreased to 4.11% for the six months ended June 30, 2002, from 4.39% for the same period in 2001 due to an increase in the volume of interest earning assets with lower interest rates.

        Total interest income decreased $2.8 million or 14.2% to $16.9 million for the three months ended June 30, 2002 from $19.7 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, total interest income decreased by $7.2 million or 17.9% to $33.1 million from $40.3 million for the same period in 2001.

        The decrease was primarily the result of a decrease in interest rates, which was off set by a positive impact of an increase in volume of interest earning assets. The yield on average interest-earning assets decreased to 5.90% for the six months ended June 30, 2002, from a yield of 8.29% for the six months ended June 30, 2001. This decrease is primarily due to a decrease of the Prime interest rate through out the rest of the year 2001. Average interest earning assets were $1.1 billion for the first half of 2002, which represented an increase of $146.9 million or 15.1% from average of $973.3 million average interest earning assets for the same period of 2001.

        The Company's interest expense on deposits for the quarter ended June 30, 2002 decreased by approximately $3.9 million or 43.3% to $5.1 million from $9.0 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the interest expenses decreased by $8.9 million or 46.8% to $10.1 million from $19.0 million for the same period in 2001. The decrease reflected a decrease in the interest rates paid to depositors as a result of a declining interest rate environment. The cost of average interest-bearing liabilities decreased to 2.54% for the six months ended June 30, 2002, compared to a cost of 5.26% for the same period in 2001. Overall interest on deposits decreased mainly due to repricing of interest rates on certificates of deposits when they were renewed at current low interest rate. Average interest-bearing liabilities were $790.5 million as of June 30, 2002, which represented an increase of $69.1 million or 9.6% from average interest-bearing liabilities of $721.4 million as of June 30, of 2001.

        The table below represents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	For the six months ended June 30,
	Average Balance	2002 Interest Income/Expense	Average Rate/Yield	Average Balance	2001 Interest Income/Expense	Average Rate/Yield
	(dollars in thousands)
Assets:
Earning assets:
Net Loans (1)	$866,713	$27,359	6.31%	$660,117	$30,777	9.32%
Municipal securities (2)	33,574	831	4.95%	25,022	681	5.44%
Obligations of other U.S. govt.	15,649	479	6.12%	65,730	2,043	6.22%
Other debt securities	158,959	3,919	4.93%	154,956	5,032	6.49%
Equity securities	3,363	94	5.59%	2,660	84	6.32%
Federal funds sold	40,391	379	1.88%	59,047	1,514	5.13%
Commercial paper	580	8	2.76%	5,552	185	6.66%
Interest-earning deposits	998	5	1.00%	200	6	0.00%

Total interest earning assets:	1,120,227	33,074	5.90%	973,284	40,322	8.29%
Liabilities:
Interest-bearing liabilities
Money market deposits	$146,175	$1,282	1.75%	$96,598	$1,403	2.90%
Savings deposits	90,078	1,343	2.98%	72,624	1,343	3.70%
Time certificates of deposits $100,000 or more	307,269	3,882	2.53%	270,368	8,092	5.99%
Other time deposits	238,729	3,375	2.83%	279,160	8,057	5.77%
Other borrowings	8,296	171	4.12%	2,601	64	4.85%

Total interest-bearing liabilities	790,547	10,053	2.54%	721,351	18,959	5.26%
Net interest income		$23,021			$21,363

Net interest spread (3)			3.36%			3.03%
Net interest margin (4)			4.11%			4.39%

(1)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.2 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

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

	For the six months ended June 30,
	2002 vs. 2001 Increases(Decreases) Due to Change In			2001 vs. 2000 Increases(Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest Income:
Net Loans	8,101	(11,519)	(3,418)	6,634	(2,231)	4,403
Municipal securities	216	(66)	150	281	(29)	252
Obligations of other U.S. govt.	(1,533)	(31)	(1,564)	(716)	(54)	(770)
Other debt securities	127	(1,240)	(1,113)	3,265	36	3,301
Equity securities	20	(10)	10	20	14	34
Federal funds sold	(377)	(758)	(1,135)	582	(260)	322
Commercial paper	(106)	(71)	(177)	185	—	185
Interest-earning deposits	4	(5)	(1)	2	(2)	—

	6,452	(13,700)	(7,248)	10,253	(2,526)	7,727
Interest expense:
Money market	559	(680)	(121)	(9)	(331)	(340)
Savings	288	(289)	(1)	362	(11)	351
Time certificates of deposits over $100,000	984	(5,193)	(4,209)	3,854	465	4,319
Other time deposits	(1,035)	(3,647)	(4,682)	1,670	247	1,917
Other borrowing	119	(12)	107	(38)	(24)	(62)

	915	(9,821)	(8,906)	5,839	346	6,185

Change in net interest income	5,537	(3,879)	1,658	4,414	(2,872)	1,542

Provision for loan losses

        For the quarter ended June 30, 2002, the Company made an additional provision for loan losses of $1.1 million. For the six months ended June 30, 2002, additional provision for loan losses amounted to $2.1 million. The Company's management believes that the allowances are sufficient for the inherent losses at June 30, 2002. (See Allowance and provision for loan losses)

Non-interest Income

        Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, fees charged on trade finance, and gain on sale of loans and investment securities. Non-interest income increased by $1.5 million to $5.8 million for the quarter ended June 30, 2002 from $4.3 million for the same period in 2001. There was a decrease in service charges on deposits of $139 thousand, and in gain on sale of investments of $364 thousand. However, the decrease was offset by the income recognized from the change in fair value of interest rate swap of $1.4 million, an increase in trade financing of $202 thousand, and the income recognized from the Bank owned life insurance of $137 thousand for the quarter ended June 30, 2002.

        For the six months ended June 30, 2002, non-interest income increased by $2.5 million or 33.6% to $10.1 million from 7.6 million for the same period in 2001. The increase was primarily due to an income recognized from the change in fair value of interest rate swap of $1.4 million, an increase in gain on the sale of loans of $354 thousand, trade finance fees of $292 thousand and income recognized from Bank owned life insurance of $270 thousand.

        Gain on sale of loans increased by $88 thousand or 22.3% during three months ended June 30, 2002 to $483 thousand, compared to $395 thousand during the same period in 2001. The company sells the guaranteed portion of the SBA loans in the government securities secondary markets, while the Company retains the servicing rights. During the first two quarters of 2002, the secondary market for these loans provided a favorable premium compared to the prior period and, therefore, the Company sold SBA loans in its portfolio. The Company currently plans to keep selling a significant number of its SBA loans in coming quarters as long as the secondary market is favorable.

        For the six months ended June 30, 2002, the gain on sale of loan increased by $354 thousand or 66.9% to $883 thousand from $529 thousand for the same period in 2001.

        Trade finance fees increased by $202 thousand or 47.3% during three months ended June 30, 2002 to $629 thousand from $427 thousand for the same period in 2001. The increase was primarily due to growing activity in international trade as countries in the Asian-Pacific region are recovering from the economic crisis. For the six months ended June 30, 2002, trade finance fees increased by $292 thousand or 32.7% to $1.2 million from $892 thousand for the same period in 2001.

        At December 31, 2001, the Company invested $10 million in bank owned life insurance ("BOLI"). BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. During 2002, the increase in cash surrender value on life insurance was recognized in the amount of $137 thousand for the quarter and $270 thousand for the six months ended June 30, 2002.

        Other income increased approximately $113 thousand or 101.8% during three months ended June 30, 2002, to $224 thousand from $111 thousand during the same period in 2001. As a part of the Company's continuing effort to expand non-interest income, the Company introduced non-depository products, such as mutual funds and annuities, and credit cards to customers and generated income of $89 thousand from such activity during the second quarter of 2002 and $139 thousand for the six months ended June 30, 2002.

        The breakdown of non-interest income by category is reflected below:

	For the quarter ended June 30,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,248	$2,387	$(139)	-5.82%
Gain on sales of loans	483	395	88	22.28%
Gain on sales of available-for-sales securities	355	719	(364)	-50.63%
Trade finance fees	629	427	202	47.31%
Remittance fees	197	159	38	23.90%
Other service charges and fees	163	119	44	36.97%
Bank owned life insurance income	137	—	137	—
Change in fair value of interest rate swap	1,368	—	1,368	—
Other income	224	111	113	101.80%

Total	$5,804	$4,317	$1,487	34.45%

	For the six months ended June 30,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$4,433	$4,515	$(82)	-1.82%
Gain on sales of loans	883	529	354	66.92%
Gain on sales of available-for-sales securities	928	832	96	11.54%
Trade finance fees	1,184	892	292	32.74%
Remittance fees	358	288	70	24.31%
Other service charges and fees	398	347	51	14.70%
Bank owned life insurance income	270	—	270	—
Change in fair value of interest rate swap	1,368	—	1,368	—
Other income	309	182	127	69.78%

Total	$10,131	$7,585	$2,546	33.57%

Non-interest Expenses

        Non-interest expenses for the second quarter of 2002 increased approximately $4.7 million or 60.9% to $12.4 million from $7.7 million for the same period in 2001. This increase was primarily due to an impairment charge of $4.0 million made on an investment.

        For six months ended June 30, 2002, non-interest expense increased by $5.2 million or 34.9% to $20.1 million from $15 million for the same period in 2001. The increase was primarily due to the impairment charge made on investment of $4.0 million, and expanding of branch net work.

        Salaries and employee benefits expenses for the second quarter of 2002 increased approximately $340 thousand or 8.6% to $4.3 million from $4 million for the same period in 2001. This increase was primarily due to addition of new employees at the new branch in Irvine and to provide additional services offered to customers, such as non-deposit products and credit cards. For the six months ended June 30, 2002, the expense increased by $762 thousand or 9.8% to $8.5 million from $7.8 million for the same period in 2001.

        The occupancy and equipment expenses for the second quarter of 2002 increased $134 thousand or 14.3% to $1.1 million from $934 thousand for the same period in 2001. This increase is also a result of the Company's recent expansion of a new branch as well as annual adjustment of existing leases for other branch premises. For the six months ended June 30, 2002, the expense increased by $260 thousand or 13.9% to $2.1 million from $1.9 million for the same period in 2001.

        Data processing expense increased by $137 thousand or 24% to $709 thousand from $572 thousand for the same period in 2001. The increase was primarily due to the expanded branch net work and increase in volume of transaction accounts. For the six months ended June 30, 2002, the expense increased by $250 thousand or 22.4% to $1.4 million from $1.1 million for the same period in 2001.

        Loan referral fees increased by $108 thousand or 158.8% to $176 thousand from $68 thousand for the same period in 2001. The increase was primarily due to increase in SBA loans over the year. For the six months ended June 30, 2002, the expense increased by $137 thousand or 72.1% to $327 thousand from $190 thousand for the same period in 2001.

        The breakdown of non-interest expense by category is reflected below:

	For the quarter ended June 30,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Salaries & employee benefits	$4,316	$3,976	$340	8.55%
Occupancy and equipment	1,068	934	134	14.35%
Data processing	709	572	137	23.95%
Supplies and communications	449	383	66	17.23%
Professional fees	333	339	(6)	-1.77%
Advertising and promotion	378	431	(53)	-12.30%
Loan referral fee	176	68	108	158.82%
Impairment charges on investment	3,950		3,950
Other operating	1,040	1,016	24	2.36%

Total noninterest expenses	$12,419	$7,719	$4,700	60.89%

	For the six months ended June 30,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Salaries & employee benefits	$8,538	$7,776	$762	9.80%
Occupancy and equipment	2,131	1,871	260	13.90%
Data processing	1,364	1,114	250	22.44%
Supplies and communications	762	702	60	8.55%
Professional fees	561	452	109	24.12%
Advertising and promotion	710	867	(157)	-18.11%
Loan referral fee	327	190	137	72.11%
Impairment charges on investment	3,950		3,950
Other operating	1,790	1,953	(163)	-8.35%

Total noninterest expenses	$20,133	$14,925	$5,208	34.89%

Income Taxes

        The effective tax rate was reduced to 28.4 percent for the second quarter, and 35 percent for the six months ended June 30, 2002. This compares with 40.5 percent for the second quarter and 40.5 percent for the six months ended June 30, 2001. The lower tax rates, compared with prior periods, are due primarily to the formation of a special purpose subsidiary, a real estate investment trust ("REIT"), which provides income tax benefit and flexibility to raise additional capital in a tax efficient manner. In order to adjust for the expected reduction in the full-year effective tax rate resulting from the REIT, the second quarter's tax rate was reduced. Management currently anticipates its effective tax rate may approximate the 34 percent to 36 percent range for 2002.

Financial Condition

Summary of Changes in Balance Sheets June 30, 2002 compared to December 31, 2001

        At June 30, 2002, the Company's total assets increased by $134 million or 11.6% to $1,292.8 million from $1,158.8 million at December 31, 2001. Loans, net of unearned loan fees and the allowance for loan losses, totaled $924.7 million at June 30, 2002, which represents an increase of $103.7 million or 12.6% from $821.1 million at December 31, 2001. Total deposits also increased by $118.3 million or 11.3% to $1,160.7 million at June 30, 2002 from $1,042.4 million at December 31, 2001.

Investment Security Portfolio

        At June 30, 2002, the Company classified its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at June 30, 2002. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company are U.S. agencies, corporate bonds, municipal bonds, mortgage-backed securities, collateralized mortgage obligations and asset-back securities.

        As of June 30, 2002, held-to-maturity securities totaled $15.3 million and available-for-sale securities totaled $179.2 million, compared to $17.6 million and $195.4 million at December 31, 2001, respectively.

	At June 30, 2002			At December 31, 2001
	Amortized Cost	Market Value	Gain(Loss)	Amortized Cost	Market Value	Gain(Loss)
	(dollars in thousands)
HELD-TO-MATURITY
Corporate bonds	$11,001	$11,085	$84	$11,753	$11,871	$118
Municipal bonds	2,232	2,292	60	2,963	3,030	67
Mortgage-backed securities	2,033	2,075	42	2,839	2,891	52

Total	$15,266	$15,452	$186	$17,555	$17,792	$237

AVAILABLE-FOR-SALE
U.S. agencies	$19,398	$19,544	$146	$11,093	$11,309	$216
Corporate bonds	9,494	9,688	194	28,119	28,877	758
Municipal bonds	31,665	32,347	682	31,943	32,291	348
Mortgage-backed securities	74,638	75,451	813	65,218	65,364	146
Collateralized mortgage obligation	34,134	34,157	23	55,240	55,414	174
Asset-backed securities	1,903	1,903
Other	6,114	6,114	—	2,165	2,165	—

Total	$177,346	$179,204	$1,858	$193,778	$195,420	$1,642

        As previously announced on June 28, 2002, the Company recorded an after-tax impairment charge of $2.6 million on a WorldCom, Inc. bond, which is an available-for-sale security. The $5.0 million bond was purchased on January 2001 with 7.375% coupon rate and January 15, 2003 maturity date.

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

        The Company's net loans, including loans held for sale of $11.5 million, were $924.7 million at June 30, 2002. This represented an increase of $103.6 million or 12.6% over net loans of $821.1 million at December 31, 2001.

        Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, were approximately $537.9 million at June 30, 2002, which represented an increase of $65 million or 13.7% from $472.9 million at December 31, 2001.

        Real estate loans increased by $46.8 million or 16.6% to $328.3 million at June 30, 2002 from $281.5 million at December 31, 2001. This increase was due to an increase in commercial property loans.

        The following table shows the Company's loan composition by type at the date indicated:

			Increase (Decrease)
	June 30, 2002	December 31, 2001
			Amount	Percentage
	(dollars in thousands)
Real estate loans;
Construction	$39,678	$33,618	6,060	18.0%
Commercial property (1)	238,700	198,336	40,364	20.4%
Residential property	49,942	49,526	416	0.8%
Commercial and industrial loans	537,859	472,920	64,939	13.7%
Term fed funds	30,000	40,000	(10,000)	-25.0%
Consumer loans	41,275	38,645	2,630	6.8%

Total loans	$937,454	$833,045	104,409	12.5%
Unearned income on loans, net of costs	(2,356)	(1,919)
Less: Allowance for loan losses	(10,349)	(10,064)

Net loans receivable	$924,749	$821,062

(1)
Amount included loans held for sale, at the lower of cost or market, of $11.5 million and $14.9 million at June 30, 2002 and December 31, 2001.

        At June 30, 2002, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, and other real estate owned) decreased by $225 thousand or 4.5%

to $4.8 million from $5 million at December 31, 2001. The table below shows the composition of the Company's nonperforming assets as of the dates indicated.

	June 30, 2002	December 31, 2001
	(Unaudited)
	(dollars in thousand)
Nonaccrual loans	$4,724	$4,282
Loans past due 90 days or more, still accruing	52	719

Total Nonperforming Loans	4,776	5,001
Other real estate owned	0	0

Total Nonperforming Assets	$4,776	$5,001

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

        As of June 30, 2002, the allowance for loan losses was $10.3 million or 1.10% of gross loans. This represents a decrease of 11 basis points compared to 1.21% at December 31, 2001 due to loans increased with improved quality.

        The loan loss estimation is based on historical losses and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan and lease portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

        The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management's judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of June 30, 2002.

	June 30, 2002	December 31, 2001
	(Unaudited)
Allowance:
Balance—beginning of period	$10,064	$11,976
Loans charged off	(2,347)	(4,106)
Less: Recoveries on loans previous charged off	532	794

Net loans charged-off	(1,815)	(3,312)
Add: Provision for loan losses	2,100	1,400

Balance—end of period	$10,349	$10,064

Asset Quality Ratio:
Net loan charge-offs to average total loans	0.41%	0.45%
Allowance for loan losses to total loans at end of period	1.10%	1.21%
Net loan charge-offs to allowance for loan losses at the end of period	35.08%	32.91%
Allowance for loan losses to nonperforming loans	216.09%	201.24%

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

        Having experienced the problems mentioned above in the past, the Company has attempted to mitigate collection problems by supporting its loans with fungible collateral. Additionally, a portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the Company's potential for loss. The Company also utilizes credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with new loans and those that are delinquent receiving special attention. In addition to the Company's internal grading system, loans criticized by this credit review are downgraded with appropriate allowance added if required.

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

Deposits

        At June 30, 2002, the Company's total deposits were $1,160.7 million. This represented an increase of $118.3 million or 11.4%, from total deposits of $1,042.4 million at December 31, 2001. Demand deposits totaled $328.3 million, representing an increase of approximately $26.8 million or 8.9% from total demand deposits of $301.6 million at December 31, 2001.

        Time certificates of deposit of $100,000 or more totaled $315.7 million at June 30, 2002. This represented an increase of approximately $38.9 million or 14.1%, compared to $276.8 million at December 31, 2001. Other time deposits also increased by $3.3 million or 1.4% to $244.7 million at June 30, 2002 from $241.4 million at December 31, 2001. The overall increase was primarily due to the expansion of the branch network.

			Increase (Decrease)
	June 30, 2002	December 31, 2001
			Amount	Percentage
	(dollars in thousands)
Demand, noninterest-bearing, deposits	$328,345	$301,576	$26,769	8.88%
Savings	94,266	88,689	5,577	6.29%
Time certificates of deposit $100,000 or more	315,670	276,785	38,885	14.05%
Other time deposits	244,745	241,420	3,325	1.38%
Money market checking	177,672	133,883	43,789	32.71%

Total deposits	$1,160,698	$1,042,353	$118,345	11.35%

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

        The following table is the most recent status of gap position.

	Less than 3 Months		3 to 12 Months
	Current Qtr	Previous Qtr	Current Qtr	Previous Qtr
Cumulative Repricing	410,827	386,622	156,141	119,716
As % of Total Assets	31.80%	31.65%	12.09%	9.80%
As % of Earning Assets	34.45%	34.60%	13.09%	10.71%

        The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. In the 2nd quarter, the cumulative repricing as a percentage of earning assets fell slightly in the less than 3-month period. However, in the 3 to 12 month period, this percentage rose from 10.71% to 13.09%. The cumulative repricing amount rose by $36.4 million since the first quarter. The increase in the percentage for the 3 to 12 month period can be attributed to a drop in liabilities, namely demand deposits and CD's over $100 thousand. In the second quarter, demand deposits in the 3 to 12 month period fell by $24 million. CD's greater than $100 thousand were lower by $10 million for the same period.

        The following tabulation is a result of simulations performed by Management to forecast the interest rate impact on the Bank's net income and economic value of portfolio equity.

CURRENT EXPOSURE OF THE BANK TO
HYPOTHETICAL CHANGES IN INTEREST RATES
(As of June 30, 2002)
(dollars in thousand)

	Projected Changes (%)		Change in Amount		Expected Amount
Change in Interest rate(BPS)	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity
200	12.78	-15.15	5,742	-17,894	50,677	100,193
100	6.09	-7.94	2,738	-9,375	47,674	108,712
0	0.0	0.0	0	0	44,936	118,087
-100	-7.37	8.76	-3,313	10,340	41,623	128,427
-200	-12.44	19.48	-5,588	22,998	39,347	141,086

        Compared to the first quarter, the second quarter results of the rate shock test changed only marginally. The projected changes in net interest income, when given a movement in the interest rate of ±200 basis points ("BPS"), ranged between 12.78% and -12.44%. This was approximately 1% wider than the first quarter, which had net income changes between 11.69% and -11.24%. The increased volatility in interest income can be attributed to the increase in floating rate loans over the past quarter. For the same ±200 BPS shift in interest rate, the economic value of equity was virtually unchanged from the first quarter, ranging between -15.15% to 19.48%. All of the results remained well within the policy guideline of ±25%.

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

        Liquidity risk may occur when the Company has few short-duration investment securities available for sale and/or is not capable of raising funds as quickly as possible at acceptable rates in the capital or money market. Also, a heavy and sudden increase of cash demands in loans and deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis for a better understanding of liquidity position and to preempt liquidity crisis. Six sub-sectors, which include loan to deposit ratio, off-balance sheet items, dependence on non-core deposits over $100 thousand, foreign deposits, line of credit, and liquid assets were reviewed quarterly for the liquidity management. The heavy loan demand and limited liquid assets increased pressure to the liquidity, but the Company still has enough liquid assets to cover the loan demand.

        The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Company. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Company, it is recommended for Management to keep proper liquid assets to avoid exposure to higher than feasible liquidity risk.

Liquidity Ratio and Trends

Classification	Guidelines	06/02	03/02	12/01	09/01
Short-term investments/Total assets	Over 5%	13%	12%	12%	14%
Core deposits/Total assets	Over 50%	65%	64%	68%	65%
Short-term non-core funding/Total assets	Less than 1/3	25%	26%	22%	25%
Short-term investments/short-term non-core funding dependence	Over 20%	53%	48%	52%	54%

        The above results for the second quarter remained within policy guideline levels. The biggest change in liquidity ratios was in short-term investments over short-term non-core funding dependence. The percentage rose from 48% to 53% to remain well above the policy guideline of 20%. This change was caused by an increase in short-term investments, which out gained short-term non-core funding. From the previous quarter, short term investments rose by over $20 million while short-term non-core funding rose by less than $8 million. Short-term investments rose due to $97 million in Fed Funds, $5 million in liquid fixed annuity and $69 million in securities maturing in less than one year. All other liquidity ratios changed by only marginal amounts. Core deposits rose by $61 million while total assets increased by $71 million.

Liquidity Measures

Classification	Guidelines	06/02	03/02	12/01	09/01
Net Loans & Leases/Total Assets	Less than 85%	69%	68%	67%	65%
Investment/Deposits	Less than 60%	26%	27%	28%	31%
Net Loans & Investment/Deposits	Less than 125%	103%	102%	103%	103%
Net Loans/Capital	Less than 12 times	8.1	7.74	7.53	7.34

        During the second quarter, the Bank saw growth in both loans and total assets. Total assets increased during the quarter by $70 million to $1.29 billion. Net loans & leases rose by $69 million to a total of $895 million, excluding term fed fund of $30 million. This brought the loan to asset ratio to 69%. Although this was an increase from the previous quarter, the percentage remained well within the 85% guideline. Other liquidity measures remained within Bank guidelines as well. The investment to deposit ratio decreased as deposits out gained investments. The loans and investment to deposits and the loans to capital ratios both increased but in marginal amounts.

        Management reviews daily loan and deposit balances along with their related ratio. The quarterly trend of each account with its available credit facilities is reported to the Board of Directors through the Investment Committee.

        In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company's capital needs. Total shareholders' equity was $112.4 million at June 30, 2002. This represented an increase of $7.5 million or 7.15% over total shareholders' equity of $104.9 million at December 31, 2001.

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

        At June 30, 2002, Tier 1 capital, shareholders' equity less intangible assets, was $108.8 million. This represented an increase of $7.3 million or 7.2% over total Tier 1 capital of $101.5 million at December 31, 2001. At June 30, 2002, the Company had a ratio of total capital to total risk-weighted assets of 12.29% and a ratio of Tier 1 capital to total risk weighted assets of 11.22%. The Tier 1 leverage ratio was 8.70% at June 30, 2002.

        The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of June 30, 2002.

	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$119,117	12.29%	$73.871	8%	45,246	4.29%
Tier I capital (to risk-weighted assets)	108,768	11.22%	38,776	4%	69,992	7.22%
Tier I capital (to average assets)	108,768	8.70%	50,008	4%	58,760	4.70%

PART II
OTHER INFORMATION

Item 1 Legal Proceedings

        None

Item 2 Changes in Securities and Use of Proceeds

        None

Item 3 Defaults upon Senior Securities

        None

Item 4 Submission of Matters to a vote of Shareholders

        Hanmi Financial Corporation held its annual meeting of stockholders on May 15, 2002. The following directors were elected at the annual meeting to serve a three year term:

  Eung Kyu Ahn
  Stuart S. Ahn
  Richard B.C. Lee
  Chang Kyu Park.

Item 5 Other information

        None

Item 6 Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    99.1    Certification of periodic report.

  (b)
  Reports on Form 8-K

    A Form 8-K was filed on July 1, 2002 with respect to Hanmi Financial Corporation's holdings of WorldCom Inc. bonds.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized,

Hanmi Financial Corporation

Date: August 14, 2002	By	/s/ YONG KU CHOE
	Name:	Yong Ku Choe
	Title:	Chief Financial Officer (principal financial and accounting officer)

QuickLinks

INDEX
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)
HANMI FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited)
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Financial Condition
  Item 3. Quantitative and qualitative disclosures about market risk
PART II OTHER INFORMATION
  Item 1 Legal Proceedings
  Item 2 Changes in Securities and Use of Proceeds
  Item 3 Defaults upon Senior Securities
  Item 4 Submission of Matters to a vote of Shareholders
  Item 5 Other information
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURE