Form 10-Q
period 2002-09-30
HANMI FINANCIAL CORP
filed 2002-11-14
CIK 1109242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of September 30, 2002, there were 13,760,841 outstanding shares of the issuer's Common Stock, with a par value of $0.001 per share.

FORM 10-Q

INDEX

HANMI FINANCIAL CORPORATION

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and due from banks	72,833	52,014
Federal funds sold	50,000	19,200
Short-term commercial paper	—	9,992

Cash and cash equivalents	122,833	81,206

Federal Reserve Bank stock	2,423	2,423
Federal Home Loan Bank stock	1,613	739
Securities held-to-maturity, at amortized cost (fair value: September 30, 2002—$10,173; December 31, 2001—$17,792)	10,051	17,555
Securities available-for-sale, at fair value	289,683	195,420
Interest only strips-at fair value	156	204
Loans receivable, net of allowance for loan losses: September 30, 2002—$10,839; December 31, 2001—$10,064	945,708	806,115
Loan held for sale	9,603	14,947
Due from customers on acceptances	3,883	2,739
Bank premises and equipment	7,381	7,814
Accrued interest receivable	5,441	5,408
Deferred income taxes	3,349	4,250
Servicing assets	2,034	1,675
Goodwill and intangible assets	2,157	2,184
Bank-owned life insurance-cash surrender value	10,497	10,003
Other assets	8,366	6,079

Total	1,425,178	1,158,761

Liabilities and Stockholders' equity
Liabilities
Deposits
Noninterest-bearing	346,647	301,576
Interest-bearing
Savings	96,122	88,689
Time deposit of $100,000 and over	313,818	276,785
Other time deposits	271,670	241,420
Money market checking	227,627	133,883

Total deposits	1,255,884	1,042,353

Accrued interest payable	2,921	4,726
Acceptances outstanding	3,883	2,739
Other borrowed funds	40,450	2,872
Other liabilities	2,621	1,196

Total liabilities	1,305,759	1,053,886

Common stock, $.001par value; authorized, 50,000,000 shares; issued and outstanding, 13,760,841 shares,and 12,562,229 shares at September 30, 2002 and December 31, 2001, respectively	14	13
Additional paid in capital	98,932	81,090
Accumulated other comprehensive income
Unrealized gain on securities available-for-sale, net of taxes of $1,539,149 and $638,090 at September 30, 2002 and December 31, 2001, respectively	2,858	1,004
Retained earnings	17,615	22,767

Total stockholders' equity	119,419	104,874

Total	1,425,178	1,158,760

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	For Quarter ended		For Nine Months ended
(dollars in thousands, except per share data)	30-Sep 2002	30-Sep 2001	30-Sep 2002	30-Sep 2001
Interest income
Interest and fees on loans	15,026	14,847	42,385	45,423
Interest on investments	3,209	3,678	8,545	11,625
Interest on federal funds sold	338	859	717	2,373

Total interest income	18,573	19,384	51,647	59,421
Interest expense	5,768	7,751	15,821	26,710

Net interest income before provision for loan losses	12,805	11,633	35,826	32,711
Provision for loan losses	1,050	700	3,150	1,000

Net interest income after provision for loan losses	11,755	10,933	32,676	31,711
Noninterest income:
Service charges on deposit account	2,369	2,223	6,802	6,936
Gain on sales of loans	583	366	1,466	895
Gain on sales of available-for-sales securities	823	1,022	1,751	1,854
Trade finance fees	626	510	1,810	1,402
Remittance fees	196	144	554	432
Other service charges and fees	211	182	609	529
Bank owned life insurance income	141	—	411	—
Change in fair value of interest rate swap	—	—	1,368	—
Other income	172	234	480	503

Total noninterest income	5,121	4,681	15,251	12,551
Noninterest expenses
Salaries & employee benefits	4,571	4,112	13,108	11,888
Occupancy and equipment	1,074	950	3,205	2,821
Data processing	703	598	2,067	1,712
Supplies and communications	334	346	1,096	1,048
Professional fees	241	566	802	1,018
Advertising and promotion	327	436	1,037	1,303
Loan referral fees	203	257	531	447
Impairment charges on investment	456	—	4,406	—
Other operating expense	1,059	909	2,849	2,861

Total noninterest expenses	8,968	8,174	29,101	23,098

Income before income taxes provision	7,908	7,440	18,826	21,164
Income taxes provision	2,767	3,026	6,589	8,584

Net income	$5,141	$4,414	$12,237	$12,580

Other comprehensive (loss) income, net of tax of $999 and $1,522 for the nine monhs ended September 30, 2002 and 2001:
Unrealized holding gain arising during the year	1,809	1,097	2,366	2,463
Less reclassification adjustment for realized gain on securities available-for-sale included in net income	168	—	512	233

Other comprehensive income	1,641	1,097	1,854	2,230

Total comprehensive income	$6,782	$5,511	$14,091	$14,810

Earnings per share:
Basic	$0.37	$0.32	$0.89	$0.92
Diluted	$0.37	$0.32	$0.87	$0.91

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,237	$12,580
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,060	1,007
Provision for loan losses	3,150	1,000
Provision for other real estate owned losses	—	40
Federal Home Loan Bank stock dividend	(874)	(36)
Gain on sale of securities available for sale	(1,751)	(2,124)
Change in fair value of interest rate swap	(1,368)	—
Impairment loss on security available-for-sale	4,406	270
Gain on sale of loans	(1,465)	(749)
Gain on sale of OREO	—	(16)
Loss on sale of fixed assets	27	57
Origination of loans held for sale	(22,506)	(17,344)
Proceeds from sale of loans held for sale	29,315	14,981
Change in:
Accrued interest receivable	(33)	870
Increase in cash surrender value of BOLI	(411)	—
Other assets	(2,599)	(2,692)
Accrued interest payable	(1,805)	(431)
Other liabilities	1,386	(240)

Net cash provided by operating activities	18,769	7,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured or called securities available-for-sale	73,266	81,470
Proceeds from matured or called securities held-to-maturity	7,504	8,327
Proceeds from sale of securities available-for-sale	39,102	50,879
Proceeds from termination of interest rate swap	1,368	—
Net increase in loans receivable	(142,743)	(149,295)
Purchase of securities available for sale	(206,518)	(170,356)
Purchase of securities held to maturity	—	(5,625)
Proceeds from sale of other real estate owned		307
Purchase of Bank Owned Life Insurance	(83)
Purchases of premises and equipment	(600)	(1,802)

Net cash used in investing activities	(228,704)	(186,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	213,531	87,170
Proceeds from exercise of stock options	460	620
Repurchase of common stock		(345)
Stock dividend paid in cash for fractional shares	(7)	(8)
Proceeds from other borrowed funds	37,578	2,199

Net cash provided by financing activities	251,562	89,636

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,627	(89,286)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	81,206	176,107

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,833	$86,821

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$17,626	$27,142
Income taxes paid	6,371	10,539
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING AND FINANCING ACTIVITIES—
Transfer of retained earnings to common stock for stock split in the form of stock dividend	$—	$15,316
Transfer of retained earnings to common stock for stock dividend	$17,382	—
Transfer of loans to other real estate owned	—	331

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

Note 2. Basis of Presentation

        In the opinion of management, the consolidated financial statements of Hanmi Financial reflect all the material adjustments necessary for a fair presentation of the results for the interim periods ended September 30, 2002 and 2001 but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

        Certain reclassifications were made to the prior period presentation to conform to the current period's presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

Note 3. Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require management to make estimates and judgements that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Accounting for the allowance for loan losses involves significant judgements and assumptions made by management, which has a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances as described under the heading "Allowance for Loan Losses."

Note 4. Accounting Matters

        On July 30, 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event leaves the company little or no discretion to avoid transferring or using the assets in the future. Previous accounting guidance was provided by the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company expects that adoption of SFAS No. 146 will not have a material impact on the Company's results of operations or financial condition.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4 that required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Henceforth, those gains and losses from extinguishment of debt are to be classified in accordance with the criteria in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 64 which amended SFAS No. 4 is no longer necessary with the rescission of SFAS No 4. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements for period beginning after May 15, 2002, and earlier adoption is recommended. Upon adoption, the Company is required to reclassify prior period items that do not meet the extraordinary classification criteria in APB 30. The Company adopted SFAS No. 145 effective May 15, 2002. Adoption of SFAS No. 145 did not have any impact on the results of operations or financial condition of the Company.

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instrument and Hedging Activities", as amended by SFAS Nos. 137 and 138, as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company entered into an interest rate swap during the quarter ended June 30, 2002. For the nine months ended September 30, 2002, the changes in fair value of this derivative recognized $1.4 million through earnings. The swap was terminated during the second quarter of 2002, and there were no separate derivatives existing as of September 30, 2002.

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 141 requires, upon adoption of Statement 142, that the Company evaluate its existing goodwill that was acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill.

        SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As of January 1, 2002, the date of adoption, the Company had unamortized goodwill in the amount of $1.8 million and unamortized identifiable intangible assets in the amount of $341,000. There was no goodwill amortization taken and no impairment of goodwill and intangible assets as of September 30, 2002.

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

Item 2. Management's Discussion and Analysis of Recent Developments

        The following is management's discussion and analysis of the major factors that influenced the Company's results of operations and financial condition for the three and nine months ended September 30, 2002. This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and with the unaudited financial statements and notes as set forth in this report.

        The following table sets forth-certain selected financial data concerning the Company for the periods indicated:

	For the Nine Months Ended
(dollars in thousands)	September 30, 2002	September 30, 2001
AVERAGE BALANCES:
Average net loans	$889,822	$679,818
Average investment securities	233,892	239,942
Average assets	1,272,266	1,082,757
Average deposits	1,136,098	973,446
Average equity	110,092	93,322
PERFORMANCE RATIOS:
Return on average assets (1)	1.29%	1.55%
Return on average equity (1)	14.96%	17.97%
Efficiency ratio (2)	51.49%	53.21%
Net interest margin (3)	4.07%	4.39%
CAPITAL RATIOS (4)
Leverage capital ratio	8.30%	8.96%
Tier 1 risk-based capital ratio	11.17%	11.94%
Total risk-based capital ratio	12.23%	13.19%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.12%	1.50%
Allowance for loan losses to non-performing loans	253.13%	205.41%
Total non-performing assets (5) to total assets	.30%	.44%

(1)
Calculations are based on annualized net income, sum of trailing 12 months.

(2)
Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income excluding gains and losses recognized from securities.

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

Results of Operations

        The Company's net income for the quarter ended September 30, 2002 was $5.1 million or $0.37 per diluted share compared to $4.4 million or $0.32 per diluted share for the quarter ended September 30, 2001. The increase in net income for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 was primarily due to the increase in net interest income of $1.2 million which resulted from an increase in loan volume and reduced interest expense.

        For the nine months ended September 30, 2002, net income decreased by $343,000 or 2.73% to $12.2 million from $12.6 million for the same period in 2001. The decrease was due to an impairment charge of $4.4 million on a Worldcom, Inc. bond during the second and third quarter of 2002, which was partially off-set by gain on sale of securities of $1.8 million and income recognized from increase in fair value of an interest swap of $1.4 million. As a result, the annualized return on average assets was 1.29% for the third quarter of 2002 compared to a return on average assets of 1.55% for the same period in 2001, a decrease of 26 basis points. The annualized return on average equity was 14.96% for the third quarter of 2002, compared to a return on average equity of 17.97% for the same period in 2001, a decrease of 301 basis points.

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

        For the quarter ended September 30, 2002, the Company's net interest income before provision for loan losses was $12.8 million. This represented an increase of $1.2 million or 10.3% over net interest income of $11.6 million for the same quarter in 2001. For the nine months ended September 30, 2002, net interest income before provision for loan losses was $35.8 million. This represented an increase of $3.1 million or 9.5% over net interest income before provision of loan losses of $32.7 million for the nine months ended September 30, 2001.

        The interest rate spread increased to 3.32% for the nine months ended September 30, 2002, from 3.10% for the same period in 2001. The change was due to a greater reduction on interest paid on deposits as term deposits repriced. However, the net interest margin decreased to 4.07% for the nine months ended September 30, 2002, from 4.39% for the same period in 2001 due to an increase in the volume of interest earning assets with lower interest rates.

        Total interest income decreased $0.8 million or 4.1% to $18.6 million for the three months ended September 30, 2002 from $19.4 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, total interest income decreased by $7.8 million or 13.1% to $51.6 million from $59.4 million for the same period in 2001. The decrease was primarily the result of a decrease in interest rates, which was off set by a positive impact of an increase in volume of interest earning assets. The yield on average interest-earning assets decreased to 5.86% for the nine months ended September 30, 2002, from a yield of 7.97% for the nine months ended September 30, 2001. This decrease was primarily due to a decrease of the prime interest rate throughout the rest of the year 2001. Average interest earning assets were $1.2 billion for the nine months ended September 30, 2002, which represented an increase of $179.8 million or 18.1% from average of $994.6 million average interest earning assets for the same period of 2001.

        The Company's interest expense on deposits for the quarter ended September 30, 2002 decreased by approximately $2 million or 25.6% to $5.8 million from $7.8 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, the interest expenses decreased by $10.9 million or 40.8% to $15.8 million from $26.7 million for the same period in 2001. The decrease reflected a decrease in the interest rates paid to depositors. The cost of average interest-bearing liabilities decreased to 2.54% for the nine months ended September 30, 2002, compared to a cost of 4.87% for the same period in 2001. Overall interest on deposits decreased mainly due to repricing of interest rates on certificates of deposits when they were renewed at current low interest rates. Average interest-bearing liabilities were $831.7 million for the nine months ended September 30, 2002, which represented an increase of $100.5 million or 13.7% from average interest-bearing liabilities of $731.2 million for the nine months ended September 30, 2001.

        The table below represents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	For the nine months ended September 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(dollars in thousands)
Assets:
Earning assets:
Net Loans (1)	$889,822	$42,385	6.35%	$679,818	$45,423	8.91%
Municipal securities (2)	31,709	1,066	4.48%	25,813	1,040	5.37%
Obligations of other U.S. govt.	22,252	861	5.16%	61,134	2,812	6.13%
Other debt securities	175,969	6,463	4.90%	152,994	7,548	6.58%
Equity securities	3,578	146	5.44%	—	—
Federal funds sold	50,557	717	1.89%	69,649	2,373	4.54%
Commercial paper	385	8	2.77%	4,665	209	5.97%
Interest-earning deposits	66	1	2.02%	486	16	4.39%

Total interest earning assets:	1,174,338	51,647	5.86%	994,559	59,421	7.97%
Liabilities:
Interest-bearing liabilities
Money market deposits	$167,543	$2,276	1.81%	$103,107	$2,062	2.67%
Savings deposits	91,773	1,995	2.90%	75,224	2,026	3.59%
Time certificates of deposits $100,000 or more	309,985	5,870	2.52%	274,892	11,257	5.46%
Other time deposits	245,869	5,203	2.82%	275,292	11,279	5.46%
Other borrowing	16,505	477	3.85%	2,645	86	4.34%

Total interest-bearing liabilities	831,675	15,821	2.54%	731,160	26,710	4.87%
Net interest income		$35,826			$32,711

Net interest spread (3)			3.32%			3.10%
Net interest margin (4)			4.07%			4.39%

(1)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $2.2 million and $1.7 million for the nine months ended September 30, 2002 and 2001, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

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

	For the nine months ended September 30,
	2002 vs. 2001 Increases(Decreases) Due to Change In			2001 vs. 2000 Increases(Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Interest Income:
Net Loans	11,943	(14,982)	(3,039)	6,634	(2,231)	4,403
Municipal securities	215	(189)	26	281	(29)	252
Obligations of other U.S. govt.	(1,560)	(391)	(1,951)	(716)	(54)	(770)
Other debt securities	1,026	(2,110)	(1,084)	3,265	36	3,301
Equity securities	146	—	146	20	14	34
Federal funds sold	(529)	(1,127)	(1,656)	582	(260)	322
Commercial paper	(126)	(75)	(201)	185	—	185
Interest-earning deposits	(8)	(7)	(15)	2	(2)	—

	11,107	(18,881)	(7,774)	10,253	(2,526)	7,727
Interest expense:
Money market	1,015	(802)	213	(9)	(331)	(340)
Savings	400	(431)	(31)	362	(11)	351
Time certificates of deposits over $100,000	1,288	(6,674)	(5,386)	3,854	465	4,319
Other time deposits	(1,100)	(4,976)	(6,076)	1,670	247	1,917
Other borrowing	402	(11)	391	(38)	(24)	(62)

	2,005	(12,894)	(10,889)	5,839	346	6,185

Change in net interest income	9,102	(5,987)	3,115	4,414	(2,872)	1,542

Provision for loan losses

        For the quarter ended September 30, 2002, the Company made an additional provision for loan losses of $1.1 million, an increase of $350,000 or 50% compared to $700,000 for the same period in 2001. For the nine months ended September 30, 2002, the provision for loan losses amounted to $3.2 million, an increase of $2.2 million or 220% compared to $1 million for the same period in 2001. The increase was mainly due to an increase in loan volume. The Company's management believes that the allowance is adequate for the inherent losses at September 30, 2002. (See Allowance and Provision for Loan Losses)

Non-interest Income

        Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, fees charged on trade finance, and gain on sale of loans and investment securities. Non-interest income increased by $440,000 to $5.1 million for the quarter ended September 30, 2002 from $4.7 million for the same period in 2001. The service charges on deposits increased $146,000 or 6.6% to $2.4 million compared to $2.2 million for the same quarter in 2001 due to increase in number of accounts from expanded branch network. Gain on sale of loans increased by $217,000 or 59.3% to $583,000 compared to $366,000 for the same quarter in 2001. The increase was offset by the decrease in gain on sale of securities of $199,000. Trade finance fees increased by $116,000 or 22.8% to $626,000 from $510,000 for the same period in 2001. Income recognized from the bank owned life insurance was added by $141,000 for the quarter ended September 30, 2002.

        For the nine months ended September 30, 2002, non-interest income increased by $2.7 million or 21.5% to $15.3 million from $12.6 million for the same period in 2001. The increase was primarily due to an income recognized from the change in fair value of interest rate swap of $1.4 million, an increase in gain on the sale of loans of $571,000, trade finance fees of $408,000 and income recognized from Bank owned life insurance of $411,000.

        For the nine months ended September 30, 2002, the gain on sale of loan increased by $571,000 or 63.8% to $1.5 million from $895,000 for the same period in 2001. The Company sells the guaranteed portion of the SBA loans in the government securities secondary markets, while the Company retains the servicing rights. During the year 2002, the secondary market for these loans provided a favorable premium compared to the prior period and, therefore, the Company sold SBA loans in its portfolio. The Company currently plans to keep selling a significant number of its SBA loans in coming quarters as long as the secondary market is favorable.

        For the nine months ended September 30, 2002, trade finance fees increased by $408,000 or 29.1% to $1.8 million from $1.4 million for the same period in 2001. The increase was primarily due to growing activity in international trade as countries in the Asian-Pacific region are recovering from the economic crisis.

        At December 31, 2001, the Company invested $10 million in bank owned life insurance ("BOLI"). BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. During 2002, the increase in cash surrender value on life insurance was recognized in the amount of $141,000 for the quarter and $411,000 for the nine months ended September 30, 2002.

	For the quarter ended
	September 30,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,369	$2,223	$146	6.57%
Gain on sales of loans	583	366	217	59.29%
Gain on sales of available-for-sales securities	823	1,022	(199)	-19.47%
Trade finance fees	626	510	116	22.75%
Remittance fees	196	144	52	36.11%
Other service charges and fees	211	182	29	15.93%
Bank owned life insurance income	141	—	141
Other income	172	234	(62)	-26.50%

Total	$5,121	$4,681	$440	9.40%

	For the nine months ended
	September 30,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$6,802	$6,936	$(134)	-1.93%
Gain on sales of loans	1,466	895	571	63.80%
Gain on sales of available-for-sales securities	1,751	1,854	(103)	-5.56%
Trade finance fees	1,810	1,402	408	29.10%
Remittance fees	554	432	122	28.24%
Other service charges and fees	609	529	80	15.12%
Bank owned life insurance income	411	—	411	—
Change in fair value of interest rate swap	1,368	—	1,368
Other income	480	503	(23)	-4.57%

Total	$15,251	$12,551	$2,700	21.51%

Non-interest Expenses

        Non-interest expenses for the third quarter of 2002 increased approximately $794,000 or 9.7% to $9 million from $8.2 million for the same period in 2001. For nine months ended September 30, 2002, non-interest expense increased by $6 million or 26% to $29.1 million from $23.1 million for the same period in 2001. The increase was primarily due to the impairment charge made on investment of $4.4 million, and expanding of branch network.

        Salaries and employee benefits expenses for the third quarter of 2002 increased approximately $459,000 or 11.2% to $4.6 million from $4.1 million for the same period in 2001. This increase was primarily due to addition of new employees at the new branch in Irvine and additional staffs to provide additional services offered to customers, such as non-deposit products and credit cards. For the nine months ended September 30, 2002, the expense increased by $1.2 million or 10.3% to $13.1 million from $11.9 million for the same period in 2001.

        The occupancy and equipment expenses for the third quarter of 2002 increased $124,000 or 13.1% to $1.1 million from $950,000 for the same period in 2001. This increase is also a result of the Company's recent expansion of a new branch as well as annual adjustment of existing leases for other branch premises. For the nine months ended September 30, 2002, the expense increased by $384,000 or 13.6% to $3.2 million from $2.8 million for the same period in 2001.

        Data processing expense for the third quarter of 2002 increased by $105,000 or 17.6% to $703,000 from $598,000 for the same period in 2001. The increase was primarily due to the expanded branch net work and increase in volume of transaction accounts. For the nine months ended September 30, 2002, the expense increased by $355,000 or 20.7% to $2.1 million from $1.7 million for the same period in 2001.

        Professional fees for the third quarter of 2002 decreased by $325,000 or 57.4% to $241,000 from $566,000 for the same period in 2001. The decrease was mainly due to the cost of due diligence work done for California Center Bank for potential acquisition in year 2001. For the nine months ended September 30, 2002, the expense decreased by $216,000 or 21.2% to $802,000 from $1.0 million for the same period in 2001.

        At September 30, 2002, an additional impairment charge of $456,250 was made to the Worldcom Inc. bond. The charge amount was calculated based on the market value at September 30, 2002. Management concluded that the charge should be made since the lower value had been sustained for an extended period of time. As of September 30, 2002, $4.4 million has been charged off from the original of $5 million leaving the bond at a $593,750 carrying value.

        The breakdown of non-interest expense by category is reflected below:

	For the quarter ended
	September 30,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Salaries & employee benefits	$4,571	$4,112	$459	11.16%
Occupancy and equipment	1,074	950	124	13.05%
Data processing	703	598	105	17.56%
Supplies and communications	334	346	(12)	-3.47%
Professional fees	241	566	(325)	-57.42%
Advertising and promotion	327	436	(109)	-25.00%
Loan referral fees	203	257	(54)	-21.01%
Impairment charges on investment	456	—	456
Other operating expenses	1,059	909	150	16.50%

Total noninterest expenses	$8,968	$8,174	$794	9.71%

	For the nine months ended
	September 30,		Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Salaries & employee benefits	$13,108	$11,888	$1,220	10.26%
Occupancy and equipment	3,205	2,821	384	13.61%
Data processing	2,067	1,712	355	20.74%
Supplies and communications	1,096	1,048	48	4.58%
Professional fees	802	1,018	(216)	-21.22%
Advertising and promotion	1,037	1,303	(266)	-20.41%
Loan referral fees	531	447	84	18.79%
Impairment charges on investment	4,406	—	4,406
Other operating expenses	2,849	2,861	(12)	-0.42%

Total noninterest expenses	$29,101	$23,098	$6,003	25.99%

Income Taxes

        The effective tax rate was reduced to 35 percent for the third quarter and for the nine months ended September 30, 2002. This compares with 40.7 percent for the third quarter and 40.6 percent for the nine months ended September 30, 2001. The lower tax rates, compared with prior periods, are due primarily to the formation of a special purpose subsidiary, a real estate investment trust ("REIT"), which provides state income tax benefits and flexibility to raise additional capital in a tax efficient manner. Management currently anticipates its effective tax rate may approximate the 34 percent to 36 percent ranges for 2002.

Financial Condition

Summary of Changes in Balance Sheets: September 30, 2002 compared to December 31, 2001

        At September 30, 2002, the Company's total assets increased by $266.4 million or 23% to $1,425.2 million from $1,158.8 million at December 31, 2001. Loans, net of unearned loan fees and the allowance for loan losses, totaled $955.3 million at September 30, 2002, which represents an increase of $134.2 million or 16.3% from $821.1 million at December 31, 2001. Total deposits also increased by $213.5 million or 20.5% to $1,255.9 million at September 30, 2002 from $1,042.4 million at December 31, 2001.

Investment Security Portfolio

        At September 30, 2002, the Company classified its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at September 30, 2002. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company are U.S. agencies, corporate bonds, municipal bonds, mortgage-backed securities, collateralized mortgage obligations and asset-backed securities.

        As of September 30, 2002, held-to-maturity securities totaled $10.1 million and available-for-sale securities totaled $289.7 million, compared to $17.6 million and $195.4 million at December 31, 2001, respectively.

	At September 30, 2002			At December 31, 2001
	Amortized Cost	Fair Value	Gain(Loss)	Amortized Cost	Fair Value	Gain(Loss)
	(dollars in thousands)
HELD-TO-MATURITY
Corporate bonds	$6,996	$7,042	$46	$11,753	$11,871	$118
Municipal bonds	1,178	1,219	41	2,963	3,030	67
Mortgage-backed securities	1,877	1,912	35	2,839	2,891	52

Total	$10,051	$10,173	$122	$17,555	$17,792	$237

AVAILABLE-FOR-SALE
U.S. agencies	$46,090	$46,512	$422	$11,093	$11,309	$216
Corporate bonds	2,032	2,080	48	28,119	28,877	758
Municipal bonds	21,157	22,145	988	31,943	32,291	348
Mortgage-backed securities	119,382	121,485	2,103	65,218	65,364	146
Collateralized mortgage obligations	79,856	80,693	837	55,240	55,414	174
Asset-backed securities	1,768	1,768	—	2,165	2,165	—
Other	15,000	15,000	—	—	—	—

Total	$285,285	$289,683	$4,398	$193,778	$195,420	$1,642

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

        The Company's net loans, including loans held for sale of $9.6 million, were $955.3 million at September 30, 2002. This represented an increase of $ 134.2 million or 16.3% over net loans of $821.1 million at December 31, 2001.

        Commercial loans, comprised of domestic commercial, trade-financing loans, and SBA loans, were approximately $551.1 million at September 30, 2002, which represented an increase of $78.2 million or 16.5% from $472.9 million at December 31, 2001.

        Real estate loans increased by $67.3 million or 23.9% to $348.8 million at September 30, 2002 from $281.5 million at December 31, 2001. This increase was mainly due to an increase in commercial property loans of $67.6 million.

        Consumer loans also increased by $4.1 million or 10.6% to $42.7 million at September 30, 2002 from $38.6 million at December 31, 2001. The increase was mainly due to an increase in personal credit line and credit card services.

			Increase (Decrease)
	September 30, 2002	December 31, 2001
			Amount	Percentage
	(dollars in thousands)
Real estate loans;
Construction	$31,595	$33,618	(2,023)	-6.0%
Commercial property (1)	269,472	198,336	71,136	35.9%
Residential property	47,705	49,526	(1,821)	-3.7%
Commercial and industrial loans	551,074	472,920	78,154	16.5%
Term fed funds	26,000	40,000	(14,000)	-35.0%
Consumer loans	42,746	38,645	4,101	10.6%

Total loans	$968,592	$833,045	135,547	16.3%
Unearned income on loans, net of costs	(2,442)	(1,919)
Less: Allowance for loan losses	(10,839)	(10,064)

Net loans receivable	$955,311	$821,062

(1)
Amount included loans held for sale, at the lower of cost or market, of $9.6 million and $14.9 million at September 30, 2002 and December 31, 2001.

        At September 30, 2002, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, and other real estate owned) decreased by $719,000 or 14.4% to $4.3 million from $5 million at December 31, 2001. The table below shows the composition of the Company's nonperforming assets as of the dates indicated.

	September 30, 2002	December 31, 2001
	(Unaudited)
	(dollars in thousand)
Nonaccrual loans	$4,077	$4,282
Loans past due 90 days or more, still accruing	205	719

Total Nonperforming Loans	4,282	5,001
Other real estate owned
Total Nonperforming Assets	$4,282	$5,001

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

        As of September 30, 2002, the allowance for loan losses was $10.8 million or 1.12% of gross loans. This represents a decrease of 9 basis points compared to 1.21% at December 31, 2001. The decrease in the allowance for loan losses as percentage of gross loans was due primarily to the decrease of clean loan reserve and qualitative adjustment as percentage of gross loans, which stemmed from overall improvement of credit quality.

        The loan loss estimate is based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan and lease portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan or policy related issues.

        The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management's judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of September 30, 2002.

	September 30, 2002	December 31, 2001
	(Unaudited)
Allowance:
Balance—beginning of period	$10,064	$11,976
Loans charged off	(3,075)	(4,106)
Less: Recoveries on loans previous charged off	700	794

Net loans charged-off	(2,375)	(3,312)
Add: Provision for loan losses	3,150	1,400

Balance—end of period	$10,839	$10,064

Asset Quality Ratio:
Net loan charge-offs to average total loans	0.35%	0.45%
Allowance for loan losses to total loans at end of period	1.12%	1.21%
Net loan charge-offs to allowance for loan losses at the end of period	29.21%	32.91%
Allowance for loan losses to nonperforming loans	253.13%	201.24%

        The Company concentrates the majority of its earning assets in loans. In all forms of lending, there are inherent risks. The Company concentrates the preponderance of its loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans primarily for the purchase of automobiles.

        While the Company believes that its underwriting criteria are prudent, outside factors can adversely impact credit quality. During the early 1990's the severe recession impacted the Company's ability to collect on loans. The devastation of the 1994 earthquake further impacted loan repayment. A repeat of these types of events could cause deterioration in the Company's loan portfolio.

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

Deposits

        At September 30, 2002, the Company's total deposits were $1,255.9 million. This represented an increase of $213.5 million or 20.5%, from total deposits of $1,042.4 million at December 31, 2001. Demand deposits totaled $346.6 million, representing an increase of approximately $45.1 million or 15% from total demand deposits of $301.6 million at December 31, 2001.

        Time certificates of deposit of $100,000 or more totaled $313.8 million at September 30, 2002. This represented an increase of approximately $37 million or 13.4%, compared to $276.8 million at December 31, 2001. Other time deposits also increased by $30.3 million or 12.5% to $271.7 million from $241.4 million at December 31, 2001. The overall increase was primarily due to the expansion of the branch network.

			Increase (Decrease)
	September 30, 2002	December 31, 2001
			Amount	Percentage
	(dollars in thousands)
Demand, noninterest-bearing, deposits	$346,647	$301,576	$45,071	14.95%
Savings	96,122	88,689	7,433	8.38%
Time certificates of deposit $100,000 or more	313,818	276,785	37,033	13.38%
Other time deposits	271,670	241,420	30,250	12.53%
Money market checking	227,627	133,883	93,744	70.02%

Total deposits	$1,255,884	$1,042,353	$213,531	20.49%

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

        The following table is the most recent status of gap position.

	Less than 3 Months		3 to 12 Months
	Current Qtr	Previous Qtr	Current Qtr	Previous Qtr
Cumulative Repricing	432,171	410,827	124,711	156,141
As % of Total Assets	30.32%	31.80%	8.75%	12.09%
As % of Earning Assets	32.89%	34.45%	9.49%	13.09%

        The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. In the 3rd quarter, the cumulative repricing as a percentage of earning assets fell slightly in the less than 3-month period and in the 3 to 12 month period this percentage fell from 13.09% to 9.49%. The cumulative repricing amount decreased by $31.4 million since the second quarter. The decrease in the percentage for the 3 to 12 month periods can be attributed to an increase in liabilities, namely money market deposits and CD's. In the third quarter, the money market deposits in the 3 to 12 month periods rose by $13.4 million. CD's greater than $100,000 were greater by $23.6 million for the same period.

        The following tabulation is a result of simulations performed by Management to forecast the interest rate impact on the Company's net income and economic value of portfolio equity.

CURRENT EXPOSURE OF THE COMPANY TO
HYPOTHETICAL CHANGES IN INTEREST RATES
(As of September 30, 2002)
(dollars in thousand)

	Projected Changes (%)		Change in Amount		Expected Amount
Change in Interest rate(BPS)	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity	Net Int. Income	Economic Value equity
200	14.57	-10.96	6,454	-14,573	50,765	118,349
100	6.95	-5.59	3,081	-7,433	47,392	125,489
0	0.0	0.0	0	0	44,311	132,922
-100	-8.60	5.61	-3,810	7,461	40,501	140,383
-200	-16.65	12.76	-7,377	16,958	36,935	149,880

        Compared to the second quarter, the third quarter results of the rate shock test changed noticeably. The projected changes in net interest income, when given a movement in the interest rate of ±200 BPS, ranged between 14.57% and -16.65%. This was approximately 2% to 4% wider than the second quarter, which had net income changes between 12.78% and -12.44%. The increased volatility in interest income can be attributed to the increase in floating rate loans over the past quarter. For the same ±200 BPS shift in interest rate, the economic value of equity was narrowed from the second quarter, ranging from -10.96% to 12.76%. All of the results remained well within the policy guideline of ±25%.

Liquidity and Capital Resources

        Liquidity of the Company is defined as the ability to supply cash as quickly as needed without severely deteriorating its profitability. The Company's major liquidity in the asset side stems from available cash positions, federal funds sold and short-term investments categorized as trading and/or available for sale securities, which can be disposed of without significant capital losses during ordinary business cycle. Liquidity source in the liability side comes from borrowing capabilities, which include federal fund lines, repurchase agreements, federal discount window, and Federal Home Loan Bank advances. Maintenance of high quality securities that can be used for collateral in repurchase agreements is another important feature of liquidity management.

        Liquidity risk may occur when the Company has few short-duration investment securities available for sale and/or is not capable of raising funds as quickly as possible at acceptable rates in the capital or money market. Also, a heavy and sudden increase of cash demands in loans and deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis for a better understanding of liquidity position and to preempt liquidity crisis. Nine sub-sectors, which include loan to deposit ratio, off-balance sheet items, dependence on non-core deposits over $100,000, foreign deposits, line of credit, and liquid assets were reviewed quarterly for the liquidity management. The heavy loan demand and limited liquid assets increased pressure to the liquidity, but the Company still has enough liquid assets to cover the loan demand.

        The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Company. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Company, Management works toward keeping proper liquid assets to avoid exposure to higher than feasible liquidity risk.

Liquidity Ratio and Trends

Classification	Guidelines	09/02	06/02	03/02	12/01
Short-term investments / Total assets	Over 5%	12%	13%	12%	12%
Core deposits / Total assets	Over 50%	66%	65%	64%	68%
Short-term non-core funding/Total assets	Less than 1/3	22%	25%	26%	22%
Short-term investments / short-term non-core funding dependence	Over 20%	55%	53%	48%	52%

        The above results for the third quarter remained within policy guideline levels. The biggest change in liquidity ratios was in short-term non-core funding over total assets. The percentage fell from 25% to 22% to remain well below the policy guideline of 33.3%. This change was caused not only by an increase in total assets but also by a decrease in short-term non-core funding. From the previous quarter, total assets rose by over $132.4 million while short-term non-core funding decreased by about $6 million. Total investments increased from $194.5 million at the end of the second quarter to $299.7 million at the end of the third quarter. All other liquidity ratios changed by only marginal amounts. Core deposits rose by $101 million when short-term non-core funding decreased.

Liquidity Measures

Classification	Guidelines	09/02	06/02	03/02	12/01
Net Loans & Leases / Total Assets	Less than 85%	65%	69%	68%	67%
Investment / Deposits	Less than 50%	31%	26%	27%	28%
Net Loans & Investment / Deposits	Less than 133%	105%	103%	102%	103%
Net Loans / Capital	Less than 12 times	7.87	8.1	7.74	7.53

        During the third quarter, the Company saw growth in both loans and total assets. Total assets increased during the quarter by $132.4 million to $1,425.2 million. Net loans rose by $34.6 million to a total of $929.3 million, excluding term fed fund of $26 million. This brought the loan to asset ratio to 65%. This was a decrease from the previous quarter and the percentage remained well within the 85% guideline. Other liquidity measures remained within the Company guidelines as well. The investment to deposit ratio increased considerably as investments out-gained deposits. The loans & investment to deposits increased and the loans to capital ratios decreased marginally.

        Management reviews daily loan and deposit balances along with their related ratios. The quarterly trend of each account with its available credit facilities is reported to the Board of Directors through the Investment Committee.

Regulatory Capital

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

        At September 30, 2002, Tier 1 capital, shareholders' equity less intangible assets, was $114.1 million. This represented an increase of $12.6 million or 12.4% over total Tier 1 capital of $101.5 million at December 31, 2001. At September 30, 2002, the Company had a ratio of total capital to total risk-weighted assets of 12.23% and a ratio of Tier 1 capital to total risk weighted assets of 11.17%. The Tier 1 leverage ratio was 8.3% at September 30, 2002.

        The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of September 30, 2002.

	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$124,968	12.23%	$81,718	8%	43,250	4.23%
Tier I capital (to risk-weighted assets)	114,129	11.17%	40,859	4%	73,270	7.17%
Tier I capital (to average assets)	114,129	8.30%	54,957	4%	59,172	4.30%

Item 4. Disclosure Controls and Procedures

        Within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company, under the supervision and with the participation of the Company's management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act rule 13(a)-14 and have determined that such controls and procedures are effective. Since the date of the evaluations, there has been no significant change on the company's internal controls or other factors that could significantly affect these controls.

PART II

Item 1 Legal Proceedings

        None

Item 2 Changes in Securities

        None

Item 3 Defaults upon Senior Securities

        None

Item 4 Submission of Matters to a vote of Shareholders

        None

Item 5 Other information

        None

Item 6 Exhibits and Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized,

HANMI FINANCIAL CORPORATION

Date: November 14, 2002	By	/s/ YONG KU CHOE
	Name:	Yong Ku Choe
	Title:	Chief Financial Officer (principal financial and accounting officer)

Certification of periodic report

I, Yong Ku Choe, Chief Financial Officer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Hanmi Financial Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ YONG KU CHOE
Yong Ku Choe Chief Financial Officer

Certification of periodic report

I, Chung Hoon Youk, Chief Executive Officer and President, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Hanmi Financial Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ CHUNG HOON YOUK
Chung Hoon Youk Chief Executive Officer and President

QuickLinks

INDEX
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Recent Developments
Results of Operations
Financial Condition
  Item 3. Quantitative and qualitative disclosures about market risk
Liquidity Ratio and Trends
Liquidity Measures
Regulatory Capital
  Item 4. Disclosure Controls and Procedures
PART II
  Item 1 Legal Proceedings
  Item 2 Changes in Securities
  Item 3 Defaults upon Senior Securities
  Item 4 Submission of Matters to a vote of Shareholders
  Item 5 Other information
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURE