Form 10-K
period 2002-12-31
HANMI FINANCIAL CORP
filed 2003-03-31
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30421

Hanmi Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4788120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3660 Wilshire Boulevard Suite PH-A Los Angeles, CA 90010 (Address of principal executive offices)	90010 (Zip Code)

(213) 382-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $151,080,000.

      Number of shares of common stock of the registrant outstanding as of January 29, 2003 was approximately 13,915,000 shares.

      The following documents are incorporated by reference herein:

Part of Form 10-K
Into Which
Document Incorporated	Incorporated

Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of the fiscal year ended December 31, 2002	Part III

FORWARD-LOOKING STATEMENTS

      Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For a discussion of some of the factors that might cause such a difference, see “ITEM 1. BUSINESS — Factors That May Affect Future Results of Operations”.

PART 1

Item 1.     Business

General

      Hanmi Financial Corporation (“Hanmi Financial” or the “Company”) is a Delaware corporation incorporated on March 14, 2000 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for Hanmi Bank (the “Hanmi Bank”). The Company became the holding company for Hanmi Bank in June, 2000, and is subject to the Bank Holding Company Act of 1956, as amended.

      The principal office of Hanmi Financial is located at 3660 Wilshire Boulevard, Suite, Penthouse Suite “A”, Los Angeles, California 90010, and its telephone number is (213) 382-2200

      Hanmi Bank, the sole subsidiary of the Company, was incorporated under the laws of the State of California on August 24, 1981, and was licensed by the California Department of Financial Institutions on December 15, 1982. Hanmi Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof, and the Bank is a member of the Federal Reserve System. Hanmi Bank’s headquarters office is located at 3660 Wilshire Boulevard, Penthouse Suite “A”, Los Angeles, California 90010.

      Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of the Los Angeles, Orange, San Diego and Santa Clara counties. Hanmi Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank’s client base reflects the multi-ethnic composition of these communities. Hanmi Bank currently has fourteen full-service branches. Of the fourteen branches, Hanmi Bank opened eleven as de novo branches and acquired the other three through acquisition. During 2002, Hanmi bank opened a branch in Torrance in Los Angeles county. Hanmi Bank also opened a branch in Santa Clara in the first quarter of 2003.

Market Area

      Hanmi Bank has been providing its banking services primarily in the areas of Koreatown in Los Angeles. In recent years, Hanmi Bank has expanded its service areas to Santa Clara in the Northern California, and to San Diego in the Southern California. In the Greater Los Angeles area, the competition in Hanmi Bank’s service areas is intense for both loans and deposits. While the market is dominated by a few mega banks with many offices operating over a wide geographic area, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions, Hanmi Bank’s major competitors are relatively smaller community banks which focus their marketing efforts on Korean-American businesses in Hanmi Bank’s service areas.

Lending Activities

      Hanmi Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include commercial loans, Small Business Administration (“SBA”) guaranteed loans, real estate construction loans, commercial real estate loans, residential mortgage loans, and consumer loans.

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

Small Business Administration Guaranteed Loans

      Hanmi Bank originates loans qualifying for guarantees issued by the United States SBA, an independent agency of the federal government. The SBA guarantees on such loans currently range from 75% to 85% of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75%. In general, the guaranteed percentage is less than 75% for loans over $1.3 million. As of December 31, 2002, Hanmi Bank had 5 SBA loans totaling $7.7 million that exceeded $1.3 million. Hanmi Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. SBA loans have terms ranging from 7 to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, exclusive of the collateral, on the basis of historical earnings or reliable projections.

      Hanmi Bank generally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA Guaranteed loans that it originates. In 2002, Hanmi Bank originated $54 million of SBA loans and sold $38 million. In 2001, Hanmi Bank originated $47 million of SBA loans and sold $24 million. In 2000, Hanmi Bank originated $42 million of SBA loans and sold $23 million. When Hanmi Bank sells a SBA loan, Hanmi Bank may be obligated to repurchase the loans (for a period of 90 days after the sale) if the loans fail to comply with certain representations and warranties given by Hanmi Bank. Hanmi Bank retains the obligation to service the SBA loans, for which it receives the servicing fees. Those unsold portions of the SBA loans that remain owned by Hanmi Bank are included in its balance sheet. As of December 31, 2002, Hanmi Bank had $66.4 million in SBA loans remaining on its balance sheet, and was servicing $89.6 million of sold SBA loans.

Loans Secured by Real Estate

      Real estate lending involves risks associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. Hanmi Bank’s real estate dependence increases the risk of loss both in Hanmi Bank’s loan portfolio and any holdings of other real estate owned when real estate values decline.

      Commercial Mortgage Loans — Hanmi Bank offers commercial real estate loans. These loans are collateralized by first deeds of trust. When real estate collateral is owner-occupied, to support the value of the real estate collateral, the bank obtains formal appraisals in accordance with applicable regulations. Hanmi Bank also considers the cash flow from the business. The majority of the properties securing these loans are located in Los Angeles and Orange counties.

      Hanmi Bank’s commercial real estate loans are principally secured by owner-occupied commercial and industrial buildings. Generally, these types of loans are made for a period of up to seven years, with monthly payments based upon a portion of the principal plus interest, and with a loan-to-value ratio of 65% or less, using an adjustable rate indexed to the prime rate appearing in the west coast edition of The Wall Street Journal. Hanmi Bank also offers fixed rate loans. Amortization schedules for commercial loans generally do not exceed 25 years.

      Payments on loans secured by such properties are often dependent on successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Hanmi Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the property securing the loan. When possible, Hanmi Bank also obtains corporate or individual guarantees from financially capable parties. Hanmi Bank’s lending personnel inspect substantially all of the properties securing Hanmi Bank’s real estate loans before the loan is approved. Hanmi Bank requires title insurance insuring the status of its lien on all of the real estate secured loans when a first trust deed on the real estate is taken as collateral. Hanmi Bank also requires the borrower to maintain fire, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. Hanmi cannot assure that these procedures will protect against losses on loans secured by real property.

      Real Estate Construction Loans — Hanmi Bank finances the construction of residential, commercial and industrial properties within Hanmi Bank’s market area. The future condition of the local economy could negatively impact the collateral values of such loans.

      Hanmi Bank’s construction loans typically have the following characteristics:

•	maturities of two years or less;

•	a floating rate of interest based on the Bank’s base lending rate;

•	minimum cash equity of 35% of project cost;

•	advance of anticipated interest costs during construction; advance of fees;

•	first lien position on the underlying real estate;

•	loan-to-value ratios generally not exceeding 65%; and

•	recourse against the borrower or a guarantor in the event of default.

      Hanmi Bank does not typically commit to making permanent loans on the property unless the permanent loan is a government guaranteed loan. Hanmi Bank does not participate in joint ventures or take an equity interest in connection with its construction lending.

      Construction loans involve additional risks compared to loans secured by existing improved real property. These include the following:

•	the uncertain value of the project prior to completion;

•	the inherent uncertainty in estimating construction costs, which is often beyond the control of the borrower;

•	construction delays and cost overruns;

•	possible difficulties encountered by municipal or other governmental regulation during construction; and

•	the difficulty in accurately evaluating the market value of the completed project.

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

      Residential Mortgage Loans — Hanmi Bank originates fixed rate and variable rate mortgage loans secured by one-to-four family properties with amortization schedules of 15 to 30 years and maturities of up to 30 years. The loan fees charged, interest rates and other provisions of Hanmi Bank’s residential loans are determined by an analysis of Hanmi Bank’s cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs.

Loans to Individuals

      Loans to individuals, also termed consumer loans, are extended for a variety of purposes. Most are for the purchase of automobiles. Other consumer loans include secured and unsecured personal loans, home improvement, equity lines, overdraft protection loans, and unsecured lines of credit. Management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Most of Hanmi Bank’s loans to individuals are repayable on an installment basis.

      Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, because the collateral is more likely to suffer damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, the collection of loans to individuals is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, various federal and state laws, including bankruptcy and insolvency laws, often limit the amount which the lender can recover on loans to individuals. Loans to individuals may also give rise to claims and defenses by a consumer borrower against the lender on these loans, and a borrower may be able to assert these claims and defense against any assignee of the note that the borrower has against the seller of the underlying collateral.

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

      The following table shows the distribution of the Hanmi Bank’s undisbursed loan commitments as of the dates indicated:

	December 31,

	2002	2001

	(Dollars in thousands)
Commitments to extend credit	$197,257	$124,893
Standby letters of credit	22,122	5,954
Commercial letters of credit	21,316	20,415
Guaranteed credit cards	3,465	2,979

Total	$244,160	$154,241

Lending Procedures and Loan Approval Process

      Loan applications may be approved by the board of directors’ loan committee, and by Hanmi Bank’s management and lending officers to the extent of their loan authority. Individual lending authority is granted to the Chief Executive Officer, the Chief Credit Officer, and branch and department managers. Loans for which direct and indirect borrower liability would exceed an individual’s lending authority are referred to Hanmi Bank’s management and, for those in excess of management’s approval limits, to the loan committee.

      At December 31, 2002, Hanmi Bank’s authorized legal lending limits were $20.5 million for unsecured loans plus an additional $13.7 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. Hanmi Bank’s primary capital plus allowance for loan losses at December 31, 2002 totaled $136.7 million.

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

      The review of each loan application includes the applicant’s credit history, income level and cash flow analysis, financial condition and the value of any collateral to secure the loan. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent bank-approved appraiser.

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

Asset Quality

      Nonperforming assets — Nonperforming assets include nonperforming loans and other real estate owned.

      Nonperforming loans — Nonperforming loans are those, which the borrower fails to perform in accordance with the original terms of the obligation and fall into one of three problem loan classifications.

      Non-accrual loans — Hanmi Bank generally places loans on non-accrual status when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed in the process of collection. When loans are placed on non-accrual status, accrued but unpaid interest is reversed against the current year’s income, and interest income on non-accrual loans is recorded on a cash basis. Hanmi Bank may treat payments as interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additionally, Hanmi Bank may place loans, that are not 90 days past due, on nonaccrual status, if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

      Loans 90 days or more past due — Hanmi Bank classifies a loan in this category when the borrower is more than 90 days late in making a payment of principal or interest.

      Restructured loans — These are loans on which interest accrues at a below market rate or upon which a portion of the principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is reported on a cash basis until the borrower’s ability to service the restructured loan in accordance with its terms is established.

      Other real estate owned (OREO) — This category of non-performing assets consists of real estate to which Hanmi Bank has taken title by foreclosure or by taking a deed in lieu of foreclosure from the borrower. Before Hanmi Bank takes title to OREO, it generally obtains an environmental review.

      Substandard and doubtful loans — Hanmi Bank monitors all loans in the loan portfolio to identify problem credits. Additionally, as an integral part of the credit review process of Hanmi Bank, credit reviews are performed by inside loan review officers throughout the year to assure accuracy of documentation and the identification of problem credits. The State of California Department of Financial Institutions and the Federal Reserve Bank of San Francisco also review Hanmi Bank and its loans during an annual safety and soundness examination.

      Hanmi Bank has three classifications for problem loans:

Substandard — An asset is classified as “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower, or of the collateral pledged, if any. Credits in this category have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that Hanmi Bank will sustain some loss if the deficiencies are not corrected.

Doubtful — An asset is classified as “doubtful” if it has all the weaknesses inherent in an asset classified “substandard,” and has the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of important and reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.

Loss — An asset is classified as a “loss” if it is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Any potential recovery is considered too small and the realization too distant in the future to justify retention as an asset on Hanmi Bank’s books.

      Another category, designated as “special mention,” is maintained for loans which do not currently expose Hanmi Bank to a significant degree of risk to warrant classification in a “substandard,” “doubtful” or “loss” category, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

      As of December 31, 2002, Hanmi Bank has $18.6 million substandard loans, and $2.5 million of doubtful loans.

      Impaired loans — Hanmi Bank defines impaired loans, regardless of past due status, as those on which principal and interest are not expected to be collected under the original contractual repayment terms. Hanmi Bank charges off an impaired loan at the time management believes the collection process has been exhausted. Hanmi Bank measures impaired loans based on the present value of future cash flows discounted at the loan’s effective rate, and the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. At December 31, 2002, $4.9 million of loans were impaired, most of which were also on nonaccrual status. The allowance for loan losses related to impaired loans was $2 million at December 31, 2002.

      Except as disclosed above, as of December 31, 2002, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan repayment terms. However, no assurance can be given that current credit problems may exist that may not have been brought to the attention of management. See “Allowance and Provisions for Loan Losses.”

Allowance and Provisions for Loan Losses

      Hanmi Bank maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions.

      Hanmi Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the Allowance for Loan Losses using the above factors on a monthly basis. In addition, as an integral part of the quarterly credit review process of Hanmi Bank, the Allowance for Loan Losses is reviewed for adequacy. California Department of Financial Institutions and/or Federal Reserve Bank of San Francisco may require Hanmi Bank to recognize additions to the Allowance for Loan Losses based upon its judgment of the information available to it at the time of its examination.

      Hanmi Bank’s Chief Credit Officer reports quarterly to Hanmi Bank’s board of directors and continuously reviews loan quality and loan classifications. Such reviews assist the Board in establishing the level of allowance for loan losses. Hanmi Bank’s board of directors reviews the adequacy of the allowance on a quarterly basis.

Website

      The Company maintains an internet website at www.hanmi.com. The Company makes available free of charge on website Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on form 8-K, and any amendments thereto, as soon as reasonably practicable after the Company files such reports with the SEC. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Employees

      As of December 31, 2002, the Company has 356 full-time equivalent employees. Hanmi Bank’s employees are not represented by a union or covered by a collective bargaining agreement.

Insurance

      Hanmi Bank maintains financial institution bond and commercial insurance at levels deemed adequate by the management to protect Hanmi Bank from certain damages.

Competition

      The banking and financial services industry in California generally, and in Hanmi Bank’s market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. Hanmi Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than Hanmi Bank. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business — “Supervision and Regulation” and “Financial Services Modernization Legislation”.

      Among the advantages which the major banks have over Hanmi Bank is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in Hanmi Bank’s service areas offer specific services (for instance, trust and international banking services) which are not offered directly by Hanmi Bank. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than Hanmi Bank.

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

      Hanmi Bank’s promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community. For customers whose loan demands exceed Hanmi Bank’s lending limits, the bank attempts to arrange for a loan on a participation basis with other financial institutions.

Economic Conditions, Government Policies, Legislation, and Regulation

      Hanmi Financial’s profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of Hanmi Financial’s earnings. These rates are highly sensitive to many factors that are beyond the control of Hanmi Financial and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Hanmi Financial and the Bank cannot be predicted.

      The business of Hanmi Financial and the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Hanmi Financial and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

      From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of Hanmi Financial and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Hanmi Financial cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Hanmi Financial or any of its subsidiaries. See “ITEM 1. BUSINESS — Supervision and Regulation.”

Supervision and Regulation

General

      Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of Hanmi Financial. Set forth below is a summary description of the material laws and regulations which relate to the operations of Hanmi Financial and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Hanmi Financial

      Hanmi Financial is a registered bank holding company, and subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Hanmi Financial is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of Hanmi Financial and its subsidiaries.

      The FRB may require that Hanmi Financial terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Hanmi Financial must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

      Further, Hanmi Financial is required by the FRB to maintain certain levels of capital. See “— Capital Standards.”

      Hanmi Financial is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, Hanmi Financial, subject to the prior approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, without the prior approval of the FRB, and as described below for bank holding companies which have elected to become “financial holding companies,” Hanmi Financial may acquire companies engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior approval of the FRB is required for the merger or consolidation of Hanmi Financial and another bank holding company.

      Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

      Hanmi Financial is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, Hanmi Financial and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

      Hanmi Financial’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, Hanmi Financial is subject to the information, proxy solicitation, corporate governance, insider trading, and other requirements and restrictions of the Exchange Act.

Financial Holding Companies

      Bank holding companies that elect to become a financial holding company, like Hanmi Financial, which became a financial holding company on March 14, 2000, may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	securities underwriting,

•	dealing and market making,

•	sponsoring mutual funds and investment companies,

•	insurance underwriting and agency,

•	merchant banking, and

•	activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company’s depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act.

      Failure to sustain compliance with the financial holding company election requirements or correct any noncompliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No FRB approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in those activities that are financial in nature or incidental to activities determined by FRB that are financial in nature, including but not limited to:

•	lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

•	providing any devise or other instrumentality for transferring money or other financial assets; or

•	arranging, effecting or facilitating financial transactions for the account of third parties.

      A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Bank

      As a California chartered member bank, the Bank is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions (“Commissioner”) and the Federal Reserve Board the (“FRB”), and, as insurer of the Bank’s deposits, by the Federal Deposit Insurance Corporation. If, as a result of an examination of the Bank, the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FRB. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The Commissioner separately has many of the same remedial powers.

The Sarbanes-Oxley Act of 2002

      On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers.

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years.

•	increased penalties for financial crimes.

•	expanded disclosure of corporate operations and certification as to the effectiveness of disclosure controls.

•	enhanced controls on and reporting of insider trading, and

•	statutory separations between investment bankers and analysts.

•	annual management assessment of internal controls over financial reporting and their effectiveness.

      We are currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

USA Patriot Act of 2001

      On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen the U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons

•	standards for verifying customer identification at account opening

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering

•	reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

      On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a board approved customer identification program implementing reasonable procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

      Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. We do not expect the proposed regulations will have a material impact on Hanmi Financial’s operations.

Financial Services Modernization Legislation

      General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “GLBA”). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

      The law also:

•	Broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provided an enhanced framework for protecting the privacy of consumer information;

•	Adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modified the laws governing the implementation of the Community Reinvestment Act; and

•	Addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      Hanmi Financial and the Bank do not believe that the GLBA will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Hanmi Financial and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Hanmi Financial and the Bank.

      Merchant Banking Restrictions. While the BHCA generally prohibits bank holding companies from owning more than 5 percent of the voting stock of non-financial companies, with limited exceptions, the GLBA authorizes merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

•	the investment may only be held for a period of time to enable the resale of the investment (generally current regulations allow for a 10-year holding period for direct investments and a 15-year holding period for investments in private equity funds), and

•	while the investment is held by the financial holding company, the investing financial holding company may not routinely manage or operate the commercial firm except as necessary or required to obtain a reasonable return on the investment on resale (regulation presumes that officer or director interlocks involve routine management).

      In addition, there are limits on bank funding of portfolio companies owned by the bank’s parent holding company, transactions between the bank and portfolio companies and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and does not apply to situations in which the financial holding company owns less than 5 percent of the voting shares of the portfolio company.

      Furthermore, in December 2001, federal regulators adopted new capital requirements for merchant banking activities and certain other equity investment. The rule employs a sliding scale based on each banking organization’s aggregate equity investments in non-financial entities and Tier 1 capital, requiring banks or holding companies to hold regulatory capital equal to:

•	8 cents for every $1 of equity investments up to 15% of Tier 1 capital;

•	12 cents for every $1 of investments for the next 10% of Tier 1 capital; and

•	25 cents for every $1 exceeding 25% of Tier 1 capital.

      The first 15% of investments that banking companies make through small-business investment companies (SBICs) is exempt, however, the sliding scale applies for any such investments over 15%.

      Expanded Bank Activities. The GLBA also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

      A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

      The GLBA also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the GLBA, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

      Privacy. Under the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Since the GLBA’s enactment, a number of states have implemented their own versions of privacy laws. Hanmi Financial has implemented its privacy policies in accordance with the law.

Dividends and Other Transfers of Funds

      Dividends from the Bank constitute the principal source of income to Hanmi Financial. Hanmi Financial is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Hanmi Financial. Under such restrictions, the amount available for payment of dividends to Hanmi Financial by the Bank totaled $17 million at December 31, 2002. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates

      The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Hanmi Financial or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Hanmi Financial or other affiliates. Such restrictions prevent Hanmi Financial and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in Hanmi Financial or to or in any other affiliate are limited, individually, to 10.0% of the Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Hanmi Financial and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See “Item 1. Business — Supervision and Regulation — Prompt Corrective Action and Other Enforcement Mechanisms.”

     Capital Standards

      The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

      The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     Prompt Corrective Action and Other Enforcement Mechanisms

      Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, the Bank and Hanmi Financial exceeded the required ratios for classification as “well/adequately capitalized”.

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

      In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized — without the express permission of the institution’s primary regulator.

     Safety and Soundness Standards

      The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

     Premiums for Deposit Insurance

      Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

      FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund (“SAIF”).

      The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996. Any increase in assessments or the assessment rate could have a material adverse effect on Hanmi Financial’s earnings, depending on the amount of the increase.

      The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of Hanmi Financial’s subsidiary depository institutions could have a material adverse effect on Hanmi Financial’s earnings, depending on the collective size of the particular institutions involved.

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2002 at approximately $0.0170 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

     Interstate Banking and Branching

      The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

      The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure require-

ments for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

      A bank’s compliance with its CRA obligations is a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted by FRB, the Bank received a satisfactory rating.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

Factors That May Affect Future Results of Operations

      In addition, to other factors set forth in this Report, the following discusses certain factors which may affect the Company’s financial operations and should be considered in evaluating the Company.

      Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. Hanmi Bank’s operations are primarily located in Los Angeles and Orange county. As a result of this geographic concentration, the Company’s results depend largely upon economic conditions in these areas. A deterioration in economic condition in Hanmi Bank’s market area, or a significant natural or manmade disaster in these market areas, could have a material adverse effect on the quality of Hanmi Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.

      Change in market interest rates could adversely affect our earnings. The Company’s earnings are impacted by changing interest rates. Changes in interest rates impacts the level of loans, deposits and investments, the credit profile of existing loans and the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on the Company’s financial condition and results of operations.

      We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in existing laws, or repeals of existing laws may cause the Company’s results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company and a material change in these conditions could have a material adverse affect on the Company’s financial condition and results of operations.

      Competition may adversely affect our performance. The banking and financial services businesses in the Company’s market areas are highly competitive. The Company faces competition in attracting deposits and in making loans. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company in the future may differ depending upon the nature and level of competition.

      If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.	Properties

      Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Suite PH-A, Los Angeles, California. The office is leased pursuant to a 5-year term lease, which expires on November 30, 2003.

      The following table sets forth information about Hanmi Bank’s banking offices:

Location	Type of Office	Owned/Leased

3737 W. Olympic Boulevard, Los Angeles	Branch(3)	Owned
2610 W. Olympic Boulevard, Los Angeles	Branch	Leased
950 South Los Angeles Street, Los Angeles	Branch	Leased
9820 Garden Grove Boulevard, Garden Grove	Branch	Owned
120 South Western Avenue, Los Angeles	Branch	Leased
3660 Wilshire Boulevard, Suite 103, Los Angeles	Main Branch(4)	Leased
3250 W. Olympic Boulevard, Suite 200, Los Angeles	Branch	Leased
18720 East Colima Road, Rowland Heights	Branch	Leased
11754 East Artesia Boulevard, Artesia	Branch	Leased
4637 Convoy Street, San Diego	Branch	Leased
2001 W. Redondo Beach Boulevard, Gardena	Branch	Leased
14474 Culver Drive, Suite D, Irvine	Branch	Leased
2370 Crenshaw Boulevard, Torrance	Branch	Leased
2765 El Camino Real, Santa Clara	Branch	Leased
3660 Wilshire Boulevard, Suite PH-A, Los Angeles	Branch(1)(2)(5)	Leased

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

      From time to time, Hanmi Financial and Hanmi Bank are parties to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of Hanmi Bank. In the opinion of management, the resolution of any such issues would not have a material adverse impact on the financial position, results of operations, or liquidity of Hanmi Financial or Hanmi Bank.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2002, no matters were submitted to stockholders for a vote.

Item 4A.	Executive Officers of the Registrant

      The following table sets forth certain information as to each of the persons who are currently executive officers of Hanmi Financial. Each of the persons set forth below was elected by the Board in 2002.

Name	Age	Business Experience During Past Five Years

Chung Hoon Youk	54	President and Chief Executive Officer(1)
Yong Ku Choe	59	Senior Vice President and Chief Financial Officer(2)
Wun Hwa Choi	43	Senior Vice President and Chief Credit Officer(3)
David Kim	37	Senior Vice President and Chief Operations Administration Officer(4)

(1)	From October 1993 to May 1999, Mr. Youk held the position of Senior Vice President and Chief Credit Officer for Hanmi Bank. In June 1999, he became the President and Chief Executive Officer of Hanmi Bank.

(2)	Mr. Choe became Chief Financial Officer in April 1991. Since 1984 he had held various management positions with Hanmi Bank

(3)	Mr. Choi became Chief Credit Officer in 1999. Mr. Choi became a Vice President and the Senior Operations Officer in November 1998. Since 1993 he had held various management positions with Hanmi Bank.

(4)	Mr. Kim became Chief Operations Administration Officer in 2001. Mr. Kim became a Vice President and Credit Administration Officer in November 1998. Since 1995 he has held various management positions with Hanmi Bank, and was the General Legal Counsel for the Bank.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price for Common Stock

      The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported by NASDAQ under the symbol “HAFC”.

	High	Low	Dividend

2001
First Quarter	$11.68	$9.67	12% stock dividend
Second Quarter	$12.97	$11.00
Third Quarter	$15.97	$12.83	3:2 stock split
Fourth Quarter	$14.79	$13.07
2002
First Quarter	$17.00	$13.21	9% stock dividend
Second Quarter	$18.20	$16.59
Third Quarter	$16.33	$13.70
Fourth Quarter	$18.05	$14.25

      Hanmi Financial has approximately 1,816 stockholders of record. All share prices have been restated to reflect the 9% stock dividend in 2002, 3 for 2 stock split in the third quarter and 12% stock dividend in 2001.

Dividends

      The amount and timing of dividends will be determined by its board of directors and will substantially depend upon the earnings and financial condition of Hanmi Financial. The ability of Hanmi Financial to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Hanmi Bank.

      The power of the board of directors of a state chartered bank, such as Hanmi Bank, to declare a cash dividend is limited by statutory and regulatory restrictions which restrict the amount available for cash dividends depending upon the earnings, financial condition and cash needs of Hanmi Bank, as well as general business conditions. See “ITEM 1. Business — Dividends and Other Transfers of Funds”.

      On February 20, 2003, Hanmi Financial declared a cash dividend of $.10 per share to stockholders of record on April 1, 2003.

Item 6.	Selected Consolidated Financial Data

      The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by the Company. This selected historical financial data should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this statement and the information contained in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION”. The selected historical financial data as of and for each of the years in the five years ended December 31, 2002 are derived from the Company’s audited financial statements. In the opinion of Management of the Company, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

Summary Financial Statements

For the Year Ended and as of December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except for per share data)
Summary Statement of Operations Data:
Interest income	$69,607	$76,944	$72,429	$52,377	$42,642
Interest expense	21,345	32,990	30,891	18,847	15,730
Net interest income before provision for loan losses	48,262	43,954	41,538	33,530	26,912
Provision for loan losses	4,800	1,400	2,250	1,000	3,050
Non-interest income	20,913	16,987	14,819	12,786	10,391
Non-interest expense	38,333	32,028	27,796	24,628	19,782
Income before income taxes	26,042	27,513	26,311	20,688	14,471
Income tax expense	9,012	10,703	10,788	8,682	5,207
Net income	17,030	16,810	15,523	12,006	9,264
Summary Statement of Financial Condition:
Cash and cash equivalents	$122,772	$81,205	$176,107	$69,459	$70,729
Total investment securities	279,548	213,179	205,994	165,255	218,978
Net loans	1,004,139	821,062	620,522	474,650	331,286
Total assets	1,456,298	1,158,760	1,034,610	740,259	650,765
Total deposits	1,283,979	1,042,353	934,581	655,730	586,284
Total liabilities	1,331,829	1,053,887	948,214	672,428	591,790
Total shareholders’ equity	124,469	104,873	86,396	67,831	58,975
Average interest earning assets	1,211,553	1,017,422	791,105	614,028	488,266
Average total assets	1,308,885	1,100,182	873,044	690,797	548,198
Average interest bearing liabilities	854,858	736,947	569,544	424,722	331,475
Per Share Data:
Net income per share — Basic(8)	$1.23	$1.23	$1.14	$0.89	$0.71
Net income per share — Diluted(8)	$1.20	$1.21	$1.14	$0.88	$0.71
Book value per share — Basic(8)	$8.94	$7.67	$6.36	$5.00	$4.55
Cash dividends	0.00	0.00	0.00	0.00	0.00
Common shares outstanding	13,915,433	12,562,229	7,434,457	6,679,670	5,996,054
Selected Performance Ratios:
Return on average equity(1)	15.08%	17.56%	19.81%	18.50%	16.71%
Return on average assets(2)	1.30%	1.53%	1.78%	1.74%	1.69%
Net interest spread(3)	3.25%	3.08%	3.73%	4.09%	4.01%
Net interest margin(4)	3.98%	4.32%	5.25%	5.46%	5.51%
Average shareholders’ equity to average total assets	8.63%	8.70%	8.98%	9.39%	10.11%

	2002	2001	2000	1999	1998

	(Dollars in thousands, except for per share data)
Selected Capital Ratios:
Tier 1 capital to average total assets
Hanmi Financial	8.50%	8.86%	8.46%
Hanmi Bank	8.34%	8.76%	8.39%	9.20%	8.66%
Tier 1 capital to total risk-weighted assets
Hanmi Financial	11.01%	11.71%	11.11%
Hanmi Bank	10.81%	11.59%	11.02%	12.63%	11.61%
Total capital to total risk-weighted assets
Hanmi Financial	12.14%	12.87%	12.37%
Hanmi Bank	11.94%	12.75%	12.27%	13.88%	12.86%
Selected Asset Quality Ratios:
Nonperforming loans to total gross loans(5)	.64%	0.60%	0.40%	0.62%	0.97%
Nonperforming assets to total gross loans(6)	.64%	0.60%	0.40%	0.62%	1.16%
Net charge-offs to average total loans	.28%	0.45%	0.16%	0.19%	1.06%
Allowance for loan losses to total gross loans	1.20%	1.21%	1.89%	2.19%	3.05%

(1)	Net income divided by average shareholders’ equity.

(2)	Net income divided by average total assets.

(3)	Represents the average rate earned on interest-bearing assets less the average rate paid to interest-bearing liabilities

(4)	Represents net interest income as percentage of average interest-earning assets.

(5)	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.

(6)	Nonperforming assets consist of nonperforming loans (see footnote (5) above) and other real estate owned.

(7)	Restated for a 9% stock dividend in 2002, a 12% stock dividend and a 3 for 2 stock split in 2001.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      This discussion presents management’s analysis of the results of operations and financial condition of the Company as of and for the years ended December 31, 2002, 2001 and 2000. The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto presented elsewhere in this report.

      This discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors discussed elsewhere in this statement.

Critical Accounting Policies

      We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements beginning on page 55. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

      We believe allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements:

      See Financial Condition — allowance for loan losses at page 34 and Note 1 of Notes to the Consolidated Financial Statements on page 57.

Overview

      Over the last three years, the Company has experienced significant growth in assets and deposits. Total assets increased to $1,456.3 million at December 31, 2002 from $1,158.8 million and $1,034.6 million at December 31, 2001, and 2000, respectively. Total net loans increased to $1,004.1 million at December 2002 from $821.1 million and $620.5 million at December 31, 2001, and 2000, respectively. Total deposits increased to $1,284.0 million as of December 31, 2002 from $1,042.4 million and $934.6 million at December 31, 2001 and 2000, respectively.

      The Company’s growth has been generated through internal operations and expansion into new markets previously not serviced by the Company. The Company opened a new branch in Torrance, California, in October 2002, and in Santa Clara, California, in February 2003. These branches expanded the Company’s branch network to fourteen branches.

      For the year ended December 31, 2002, net income was $17 million, representing an increase of $220,000 or 1.3% from $16.8 million for the year ended December 31, 2001. This resulted in basic earnings per share of $1.23 for the years ended December 31, 2002 and 2001, and diluted earnings per share of $1.20 and $1.21 for the years ended December 31, 2002 and 2001, respectively. The slight increase in net income was primarily a result of less tax expense due to the formation of Real Estate Investment Trust. Net interest income increased due to increases in volume of loans. The interest paid rate decreased by 198 basis points while the interest yield rate decreased only 181 basis points. As a result, interest spread increased by 17 basis points, from 3.08% to 3.25%, or a 5.2% increase from 2001.

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

      One of the Company’s primary sources of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Another source of income is the gain on sale of SBA loans. The Company is a SBA lender and actively markets the guaranteed portion of the loans it generates to the secondary market. Other source of income includes the gain on sale of securities available for sale. During 2002, the Company realized $3.3 million of gain from such sales. The Company also generated substantial non-interest income from service charges on deposit accounts, and charges and fees generated from international trading finance. The Company’s non-interest expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses and other operating expenses.

      The Company’s results of operations are significantly affected by its provision for loan losses. Results of operations may also be affected by other factors, including general economic and competitive conditions, mergers and acquisitions of other financial institutions within the Company’s market area, changes in interest rates, government policies and actions of regulatory agencies.

Results of Operations

Net Interest Income and Net Interest Margin

      The Company’s earnings depend largely upon the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on deposits and borrowings. The difference is “net interest income.” The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the FRB.

      For the year ended December 31, 2002 and 2001, the Company’s net interest income was $48.3 million and $44.0 million, respectively. The net interest rate spread and net interest margin for the year ended December 31, 2002 were 3.25% and 3.98%, respectively, compared to 3.08% and 4.32%, respectively, for the year ended December 31, 2001. The net interest margin for the year ended December 31, 2002 was lower than the net interest margin for the comparable 2001 period primarily due to declining interest rates. However, the yield on interest earning assets decreased 181 basis points, while the interest paid on interest-bearing liabilities declined to 2.50% from 4.48%, or 198 basis points, which resulted in an increase of interest spread.

      For the year ended December 31, 2001 and 2000, the Company’s net interest income was $44.0 million and $41.5 million, respectively. The net interest rate spread and net interest margin for the year ended December 31, 2001 were 3.09% and 4.32%, respectively, compared to 3.73% and 5.25%, respectively, for the year ended December 31, 2000. The net interest margin for the year ended December 31, 2001 was lower than the net interest margin for the comparable 2000 period primarily due to declining interest rates. Although the yield on interest earning assets decreased 160 basis points, the interest paid on interest-bearing liabilities declined to 4.48% from 5.42%, or 94 basis points, which resulted in a decrease of both interest spread and interest margin.

      Average interest earning assets increased 19.1% to $1,211.6 million in 2002 from $1,017.4 million in 2001. Average net loans increased 27.0% to $911.3 million in 2002 from $717.7 million in 2001. However, total loan interest income decreased by 4.2% in 2002 on an annual basis, due to a decrease of average yields on net loans from 8.34% in 2001 to 6.29% in 2002. The average interest rate charged on loans decreased reflecting the average prime rate decrease of 2.21% from 6.92% in 2001 to 4.71% in 2002.

      Average interest-bearing liabilities grew by 16.0% to $854.9 million in 2002 as compared to $736.9 million in 2001. The average interest rate the Company paid for interest-bearing liabilities decreased by 198 basis points in 2002 compared to an average annual prime rate decrease of 221 basis points. As a result, the net interest rate spread increased to 3.25% in 2002, compared to 3.08% in 2001.

      The tables in the following page show the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

	For the Year Ended December 31,

	2002			2001			2000

		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield

	(Dollars in thousands)
Assets:
Earning assets:
Net Loans(1)	$911,318	$57,319	6.29%	$717,728	$59,838	8.34%	$555,005	$57,323	10.33%
Municipal securities(5)	29,699	1,300	4.38%	28,110	1,490	5.30%	17,840	1,031	5.78%
Obligations of other U.S. government	29,204	1,340	4.59%	50,449	3,114	6.17%	96,502	6,034	6.25%
Other debt securities	185,772	8,508	4.58%	156,476	9,651	6.17%	66,985	4,336	6.47%
Equity securities	3,767	207	5.50%	5,037	259	5.14%	1,772	107	6.04%
Federal funds sold	51,456	925	1.80%	54,359	2,330	4.29%	49,462	3,261	6.59%
Commercial paper	288	8	2.68%	4,582	238	5.19%	3,539	337	9.52%
Interest-earning deposits	49	1	2.51%	681	24	3.52%	—	—	0.00%

Total interest earning assets:	1,211,553	69,607	5.75%	1,017,422	76,944	7.56%	791,105	72,429	9.16%
Non-interest earning Assets Cash and due from bank	54,496			55,049			53,930
Premises and equipment, net	7,638			7,231			8,869
Other real estate owned				119			170
Accrued interest receivable	5,264			6,037			5,556
Other assets	29,934			14,324			13,414

Total non-interest earning assets	97,332			82,760			81,939

Total assets	$1,308,885			$1,100,182			$873,044

	For the Year Ended December 31,

	2002			2001			2000

		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield

	(Dollars in thousands)
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities Deposits:
Money market deposits	$176,089	$3,036	1.72%	$109,496	$2,609	2.38%	$98,114	$3,632	3.70%
Savings deposits	92,835	2,632	2.84%	77,860	2,715	3.49%	57,844	2,322	4.01%
Time certificates of deposit $100,000 or more	312,618	7,838	2.51%	277,169	13,777	5.11%	167,858	10,114	6.03%
Other time deposits	251,469	7,034	2.80%	269,548	13,785	4.97%	242,791	14,613	6.02%
Other borrowings	21,847	805	3.68%	2,874	104	3.62%	2,937	210	7.15%

Total interest-bearing liabilities	854,858	21,345	2.50%	736,947	32,990	4.48%	569,544	30,891	5.42%
Non-interest-bearing liabilities
Demand deposits	331,551			254,319			213,606
Other liabilities	9,549			13,176			11,531

Total non-interest-bearing liabilities	341,100			267,495			225,137

Total liabilities	1,195,958			1,004,442			794,681

Stockholders’ equity	112,927			95,740			78,363

Total liabilities and stockholders’ equity	$1,308,885			$1,100,182			$873,044

Net interest income		$48,262			$43,954			$41,538

Net interest spread(2)			3.25%			3.08%			3.73%
Net interest margin(3)			3.98%			4.32%			5.25%

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

	For the Year Ended December 31,

	2002 vs. 2001			2001 vs. 2000

	Increases (Decreases)			Increases (Decreases)
	Due to Change in			Due to Change in

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Earning assets — Interest income:
Net loans(4)	$14,065	$(16,584)	$(2,520)	$14,852	$(12,337)	$2,515
Municipal securities(5)	81	(271)	(191)	551	(92)	459
Obligations of other U.S. govt.	(1,102)	(672)	(1,774)	(2,844)	(76)	(2,920)
Other debt securities	1,611	(2,754)	(1,143)	5,528	(214)	5,314
Equity securities	(70)	18	(52)	170	(18)	152
Federal funds sold	(118)	(1,287)	(1,405)	298	(1,229)	(931)
Commercial paper	(152)	(79)	(230)	82	(180)	(98)
Interest-earning deposits	(16)	(7)	(23)	24	—	24

Total	$14,299	$(21,636)	$(7,337)	$18,661	$(14,146)	$4,515

Deposits and borrowed funds — Interest expenses:
Money market	$1,285	(858)	426	$384	$(1,407)	$(1,023)
Savings	472	(556)	(83)	726	(334)	392
Time certificates of deposit $100,000 or more	1,583	(7,521)	(5,938)	5,678	(2,014)	3,664
Other time deposits	(871)	(5,880)	(6,751)	1,508	(2,336)	(828)
Other borrowings	699	2	701	(4)	(102)	(106)

Total	3,168	(14,813)	(11,645)	8,292	(6,193)	2,099

Change in net interest income	$11,131	$(6,823)	$4,308	$10,369	$(7,953)	$2,416

(1)	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)	Represents the average rate earned on interest-bearing assets less the average rate paid on interest-bearing liabilities.

(3)	Represents net interest income as percentage of average interest-earning assets.

(4)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $3.2, $2.1 and $1.5 million for the year ended December 31, 2002, 2001 and 2000, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(5)	Yields on tax-exempt income have not been computed on a tax equivalent basis.

Provision for Loan Losses

      For the year ended December 31, 2002, the provision for loan losses was $4.8 million, compared to $1.4 million for the year ended December 31, 2001, an increase of 242.9%. As the Company’s loan volume increased, the allowance for loan losses increased to 1.2% of total loans, which was the same percentage in 2001. During 2001, the Company refined its credit management process and instituted a more comprehensive risk rating system. The refined allowance process resulted in the Company re-allocating portions of the allowance previously classified as unallocated to specific categories of loans, consistent with SAB 102, Selected Loan Loss Allowance Methodology and Documentation Issues.

      For the year ended December 31, 2001, the provision for loan losses was $1.40 million, compared to $2.25 million for the year ended December 31, 2000, a decrease of 37.8%. Although the Company’s loan volume increased for the year, the decrease in the provision for loan losses was primarily due to a decrease in the unallocated allowance amount.

      Provisions to the allowance for loan losses are made quarterly, in anticipation of probable loan losses. The quarterly provision is based on the allowance need which is calculated on a predetermined formula designed to provide adequacy for anticipated losses. The formula is composed of various components. The allowance is determined by assigning specific allowances for all classified loans. All loans that are not classified are then given certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined by the Company’s prior loss history by type of loan, adjusted for current economic factors.

	Balance at the End of Period of

	2002		2001		2000

	Reserve	Total	Reserve	Total	Reserve	Total
Applicable to:	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Real estate loans:
Construction	$267	$39,237	$163	$33,618	$68	$8,543
Commercial property	337	284,465	1,108	198,336	1,311	147,810
Residential property	149	47,891	258	49,526	262	48,192
Commercial and industrial loans(1)	10,788	572,910	7,728	472,920	6,173	391,093
Term fed funds	—	30,000	—	40,000	—	—
Consumer loans	652	44,416	738	38,645	571	38,486
Unallocated	76	—	69	—	3,591	—

Total Allowance	$12,269	1,018,919	$10,064	$833,045	$11,976	$634,124

(1)	Loans for sale were included at the lower of cost or market.

      The allowance is based on estimates and ultimate future losses may vary from current estimates. Underlying trends in the economic cycle, particularly in Southern California, which management cannot completely predict will influence credit quality. It is always possible that future economic or other factors may adversely affect Hanmi Bank’s borrowers. As a result, the Company may sustain loan losses, in any particular period, that are sizable in relation to the allowance, or exceed the allowance. In addition, the Company’s asset quality may deteriorate through a number of possible factors, including:

•	rapid growth;

•	failure to maintain or enforce appropriate underwriting standards;

•	failure to maintain an adequate number of qualified loan personnel; and

•	failure to identify and monitor potential problem loans.

      Based on these and other factors, loan losses may be substantial in relation to the allowance or exceed the allowance.

Non-interest Income

      The following table sets forth the various components of the Company’s non-interest income for the years indicated:

	2002	2001	2000

	(Dollars in thousands)
Service charges on deposit accounts	$9,195	$9,222	$8,948
Gain on sale of loans	1,875	1,345	1,187
Gain on sales of available-for-sale securities	3,265	2,751	—
Gain (loss) on sale of fixed assets	—	(66)	1,112
Gain on sale of OREO	—	16	—
Increase in fair value of interest swap	1,368	—	—
Trade finance fees	2,410	1,915	1,893
Remittance fees	786	602	510
Other service charges and fees	803	794	754
Bank owned life insurance income	552	—	—
Other income	659	408	415

Total	$20,913	$16,987	$14,819

      Non-interest income has increased in the past several years and has become a significant part of the Company’s revenue. For the year ended December 31, 2002, non-interest income was $20.9 million, an increase of $3.9 million or 23.1% from $17.0 million for the year ended December 31, 2001. This increase was largely attributable to the $530,000 increase in sale of loans, the $495,000 increase in trade finance fees, the $514,000 increase in gain on sale of available-for-sale securities, $1.4 million increase in fair value of interest swap, and $552,000 increase in income from Bank Owned Life Insurance (BOLI).

      For the year ended December 31, 2001, non-interest income was $17.0 million, an increase of $2.2 million or 14.6% from $14.8 million for the year ended December 31, 2000. This increase was largely attributable to the $2.8 million gain on sale of securities.

      The Company earns non-interest income from four major sources: service charges on deposit accounts, gain on the sale of loans, gain on sale of securities available for sale and fees generated from international trading finance.

      Service charge income on deposit accounts increased with the growing deposit volume and number of accounts. The Company constantly reviews service charges to maximize service charge income while still maintaining its competitive position. The service charges on deposit accounts decreased by $27,000 or 0.3% for the year 2002 from 2001. The slight decrease in 2002 was primarily due to a decrease in non sufficient fund charges.

      Gain on the sale of SBA guaranteed loans was approximately $1.9 million in 2002 compared to $1.3 and $1.2 million in 2001 and 2000, respectively, representing an increase of 39.4% and an increase of 13.3% for the year ended December 31, 2001 and 2000, respectively. The increase in the gain on sale of loans resulted exclusively from the Company’s increased sale activity in SBA guaranteed loans. The Company sells the guaranteed portion of the SBA loans in the government securities secondary markets, while the Company retains servicing rights. During the year 2002, the secondary market for these loans was more active than 2001. The Company sold approximately $31.3 million loans recognizing 6% premiums over the principal sold.

      Gain on sale of securities available for sale increased by 18.7% from $2.8 million to $3.3 million during 2002 as compared to 2001. The Company sold approximately $102.0 million of securities recognizing 3.2% premiums over the carrying value of such securities. The ability to generate such gains in the future is not assured since any gains are dependent on interest rates.

      Fees generated from international trade finance increased by 25.8% from $1.9 million to $2.4 million during 2002. The increase was primarily due to the recovery of general economics in Pacific Rim countries from monetary crisis in prior years.

      During 2002, the Company purchased Bank Owned Life Insurance (“BOLI”) for the officers, and recognized the increase in cash surrender value of $552,000 for the year ended December 31, 2002.

      As a part of the Company’s continuing effort to expand non-interest income, the Company introduced non-depository products to customers, such as life insurances, mutual funds and annuities, in December 2001. During the year 2002, the Company generated income of $196,000 from such activity, which represented 110.8% increase from $93,000 in 2001.

Non-interest Expense

      The following table sets forth the breakdown of non-interest expense for the years indicated:

	2002	2001	2000

	(Dollars in thousands)
Salaries and employee benefits	$17,931	$16,786	$14,306
Occupancy and equipment	4,330	3,877	3,249
Data processing	2,784	2,347	2,067
Supplies and communications	1,466	1,417	1,382
Professional fees	1,003	1,110	818
Advertising and promotional expenses	1,523	1,747	1,721
Loan referral fee	691	540	651
Impairment on investment securities	4,416	270	3
Other operating expenses	4,189	3,934	3,599

Total	$38,333	$32,028	$27,796

      Total non-interest expense increased by $6.3 million or 19.7% in year 2002. The increase in 2002 was primarily due to the charges made in investment securities for impairment. The Company recorded an impairment charge of $4.4 million on a WorldCom, Inc. bond. The $5.0 million bond was purchased on January 2001 with 7.375% coupon rate and January 15, 2003 maturity date. The Worldcom Inc. defaulted on the bond on January 2002. As of December 31, 2002, the bond was carried at $584,000 with market value of $1.2 million.

      Excluding the impairment charges, total non-interest expense would have increased by $1.9 million or 5.9% to $33.9 million from $32.0 million. The increase was primarily due to the expansion of the branch network causing increase in salaries, occupancy and data processing expenses. One new branch was added to the Company’s network, which required an increase in staff (salaries and employee benefits) as well as additional rent for the new location. The business generated by the new branch also created the need for additional data processing expenses to support the larger customer base and volume.

      Total non-interest expense increased by $4.2 million or 15.2% in year 2001. The increase in 2001 was primarily due to the Company’s continuous expansion in 2001. One new branch was added to the Company’s network and one existing branch building was sold last year and moved to a new site, which required an increase in staff (salaries and employee benefits) as well as additional rent for the new locations. The business generated by the new branch also created the need for additional lending staff to support the larger loan volume.

Provision for Income Taxes

      For the year ended December 31, 2002, the Company recognized a provision for income taxes of $9.0 million on net income before tax of $26.0 million, representing an effective tax rate of 34.6%, compared to a provision of $10.7 million on pretax net income of $27.5 million, representing an effective tax rate of 38.9%, for 2001. The lower tax rate in 2002 compared to 2001 was primarily due to an income tax benefit generated from a Real Estate Investment Trust, a special purpose subsidiary of the Bank, which provides flexibility to raise additional capital in a tax efficient manner, and tax credits earned from qualified low-income housing investments. The Company made investments in various tax credit funds totaling $4.6 million, and recognized an income tax credit of approximately $303,000 for the tax year 2002. The Company recognized an income tax credit of approximately $254,000 for the tax year 2001 with $3.0 million in such investment. The Company intends to continue to make such investments as part of an effort to lower its effective tax rate and to receive the credit under the Community Reinvestment Act.

      For the year ended December 31, 2001, the Company recognized a provision for income taxes of $10.7 million on net income before tax of $27.5 million, representing an effective tax rate of 38.9%, compared to a provision of $10.8 million on pretax net income of $26.3 million, representing an effective tax rate of 41%, for 2000. The lower tax rate in 2001 compared to 2000 was primarily due to a tax credit from the investments made in Low-income Housing projects

      As indicated in Note 7 in the Notes to the Consolidated Financial Statements, income tax expense is the sum of two components, namely, current tax expense and deferred tax expense (benefit). Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pretax income due to the fact that some items of income and expense are recognized in different years for income tax purposes than in the financial statements. These recognition anomalies cause “temporary differences;” eventually, all taxes due are paid.

      Most of the Company’s temporary differences involve recognizing substantially more expense in its financial statements than it has been allowed to deduct for taxes, and therefore the Company normally has a net deferred tax asset. At December 31, 2002, the Company had net deferred tax assets of $4.2 million.

Financial Condition

Loan Portfolio

      Total gross loans increased by $185.9 million or 22.3% in 2002. Total gross loans comprised 70.0% of total assets at December 31, 2002 compared with 71.9%, and 61.3% at December 31, 2001, and 2000, respectively.

      The table on the following page sets forth the composition of the Company’s loan portfolio by major category. Commercial and industrial loans comprised the largest portion of the total loan portfolio, representing 55.7% of total loans at December 31, 2002, as compared with 56.8%, and 61.7% of total loans at December 31, 2001, and 2000, respectively.

      Commercial loans include term loans and revolving lines of credit. Term loans have typical maturity of three years to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. SBA guaranteed loans usually have a longer maturity (5 to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location, and their current and target markets. The Company manages its portfolio to avoid concentration in any of the areas mentioned. The Commercial loan portfolio also includes the SBA loans held for sale, which totaled approximately $12.5 million and $14.9 million at December 31, 2002 and December 31, 2001, respectively.

      Real estate loans were $371.6 million and $281.5 million at December 31, 2002 and December 31, 2001, respectively, representing 36.5% and 33.8%, respectively, of the total loan portfolio. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties may be either user owned or for investment purposes. These guidelines include, among other things, fair review of appraisal value, limitation on loan to value ratio, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

      The Company does not actively pursue consumer installment loans, which historically have represented less than 10% of the total loan portfolio. The majority of installment loans are automobile loans, which the Company provides as a service to existing clients.

      The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount outstanding as of December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Real estate loans:
Construction	$39,237	$33,618	$8,543	$3,512	$2,304
Commercial property	284,465	198,336	147,810	125,842	85,126
Residential property	47,891	49,526	48,192	39,787	22,112
Commercial and industrial loans	572,910	472,920	391,093	278,958	200,161
Term fed funds	30,000	40,000	—	—	—
Consumer loans	44,416	38,645	38,486	38,682	33,200

Total gross loans	$1,018,919	$833,045	$634,124	$486,781	$342,903

(1)	Loans for sale were included at the lower of cost or market.

      The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans as of December 31,

	2002	2001	2000	1999	1998

Real estate loans:
Construction	3.85%	4.04%	1.35%	0.72%	0.67%
Commercial property	27.92%	23.81%	23.31%	25.85%	24.83%
Residential property	4.70%	5.95%	7.60%	8.17%	6.45%
Commercial and industrial loans	55.23%	56.76%	61.67%	57.31%	58.37%
Term fed funds	2.94%	4.80%	—	—	—
Installment loans	4.36%	4.64%	6.07%	7.95%	9.68%

Total gross loans	100%	100%	100%	100%	100%

      As of December 31, 2002 and 2001, the Company had commitments to extend credit of $115.8 million and $124.9 million, and obligations under standby letters of credit of approximately $22.1 million and $6.0 million, and obligations under commercial letters of credit of $21.3 million and $20.4 million, and under credit card loans of approximately $790,000 and $3.0 million, respectively. Based upon the Company’s historical experience, the outstanding loan commitments are expected to remain relatively stable throughout the year.

      The table below shows the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2002. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes non-accrual loans of $5.8 million at December 31, 2002.

		After One
	Within One	But Within	After Five
	Year	Five Years	Years	Total

	(Dollars in thousands)
Real estate loans:
Construction	$28,088	$11,148	—	$39,237
Commercial property	20,205	95,266	$168,420	284,465
Residential property	1,700	6,170	40,055	47,891
Commercial and industrial loans	215,845	192,951	158,889	572,910
Term fed funds	30,000	—	—	30,000
Installment loans	23,011	17,771	3,634	44,416

Total	$318,849	$323,307	$370,998	$1,018,919

Loans with predetermined interest rates	68,445	36,420	44,012	148,877
Loans with variable interest rates	250,404	286,887	326,985	864,276

Non-performing Assets

      Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

      Management’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. These loans may or may not be collateralized, but collection efforts are continuously pursued.

      The Company’s non-performing loans were $6.5 million at December 31, 2002, compared to $5.0 million, and $2.6 million at December 31, 2001, and 2000, respectively, representing a 30% increase in 2002, and 96% increase in 2001.

      As of December 31, 2002, 2001 and 2000, total non-performing assets were the same as non-performing loans. During these same periods, total loans increased by 24.5% in 2002 from 2001, and 31.4% in 2001 from 2000.

      As a result, the ratio of non-performing assets to total loans and OREO changed to 0.64% at December 31, 2002, from 0.60% at December 31, 2001 and 0.40% at December 31, 2000. At December 31, 2002, the Company had no OREO.

      Except for non-performing loans set forth below and loans disclosed as impaired, the Company’s management is not aware of any loans of December 31, 2002, for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company’s management cannot, however, predict the extend to which the deterioration in general economic conditions, real estate values, increase in general rate of interest, change in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

      The following table provides information with respect to the components of the Company’s non-performing assets as of December 31 of the years indicated:

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Nonaccrual loans:(1)
Real estate loans:
Commercial property	—	$1,183	$516	$206	$675
Residential property	$287	730	649	1,023	1,367
Commercial and Industrial loans	5,522	2,275	923	1,536	762
Consumer loans	49	94	71	188	308

Total	5,858	4,282	2,159	2,953	3,112
Loans 90 days or more past due and still accruing (as to principal or interest):
Real estate:
Residential property	261	117	3	—	—
Commercial	356	602	391	79	—

Total	617	719	394	79	—
Restructured loans:(2)
Commercial and industrial	—	—	—	—	200

Total nonperforming loans	6,475	5,001	2,553	3,032	3,312

Other real estate owned	—	—	—	—	670
Total nonperforming assets	$6,475	$5,001	$2,553	$3,032	$3,982
Nonperforming loans as a percentage of total loans	0.64%	0.60%	0.40%	0.62%	0.97%
Nonperforming assets as a percentage of total loans and other real estate owned	0.64%	0.60%	0.40%	0.62%	1.16%
Total loans	$1,018,919	$833,045	$634,124	$486,781	$342,903

(1)	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Allowance for Loan Losses

      The allowance for loan losses is maintained at a level that is believed to be adequate by Management to absorb estimated probable loan losses inherent in various financial instruments. The adequacy of the allowance is determined through periodic evaluations of the Company’s portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among others, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

      On a quarterly basis, the Company utilizes a classification migration model and individual loan review analysis tools, as a starting point for determining the allowance for loan loss adequacy. The Company’s loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e. pass, special mention, substandard, and doubtful) for each loan type, except consumer loans (auto, mortgage and credit cards) which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances, unused commitments, and off-balance sheet exposures, such as letters of credit. The individual loan review analysis is the other axis of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

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

      The allowance for loan losses was $12.3 million at December 2002, compared with $10.1 million at December 31, 2001. The unallocated portion of the allowance for loan losses was $76,000, approximately 0.62% of the total allowance and 0.007% of total loans at December 2002. This compares with $69,000 at December 2001, which represented .69% of the needed total allowance and 0.01% of total loans at December 2001.

      The increase in the allowance for loan losses in 2002 was due primarily to the increase of the volume. Additionally, commercial loans where most losses have historically occurred, declined from 61% of the loan portfolio to 56%. The comprehensive risk rating system enabled the analysis of the Bank’s credit exposure at an increasingly granular level, and the decreased level of uncertainty resulting there from. These changes include:

•	Risk grade scale has become more fractionalized from 7 notches (0<*>6) to 9 notches (0<*>8);

•	Risk grades have been segregated into collateral and borrower risk grades for the Company to better identify default and loss risks;

•	Under the new allowance allocation methodology, non-classified loans (grade 1<*>4 loans) are assigned different reserve factors; and

•	General loan policy and guidelines have been revised, newly installed, or more strictly enforced on timely loan grade adjustments.

      The loan loss estimation based on historical losses and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan and lease portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

      The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of December 31, 2002.

	Years Ended December 31,

Allowance for Loan Losses:	2002	2001	2000	1999	1998

	(Dollars in thousands)
Balances at beginning of period	$10,064	$11,976	$10,624	$10,423	$9,347
Actual charge-offs:
Real estate loans;
Commercial property		—	—	79	430
Residential property		—	—	73	104
Commercial and industrial loans	3,213	3,782	1,383	1,432	3,642
Consumer loans	358	324	399	417	310

Total	$3,571	$4,106	$1,782	$2,001	$4,486

	Years Ended December 31,

Allowance for Loan Losses:	2002	2001	2000	1999	1998

	(Dollars in thousands)
Recoveries on loans previously charged off:
Real estate loans;
Construction		—	$30	—	—
Commercial property		$273	—	$595	$272
Residential property		—	—	23	85
Commercial and industrial loans	871	307	691	514	791
Consumer loans	105	214	163	70	59

Total	976	794	884	1,202	1,207
Net loan charge-offs (recoveries)	2,595	3,312	898	799	3,279
Provision charged to operating expenses	4,800	1,400	2,250	1,000	3,050
Additional reserve in conjunction with merger of First Global Bank	—	—	—	—	1,305

Balances at end of period	$12,269	$10,064	$11,976	$10,624	$10,423

Ratios:
Net loan charge-offs to average total loans	0.28%	0.45%	0.16%	0.20%	1.09%
Net loan charge-offs to total loans at end of period	0.25%	0.40%	0.14%	0.16%	0.96%
Allowance for loan losses to average total loans	1.33%	1.38%	2.11%	2.61%	3.46%
Allowance for loan losses to total loans at end of period	1.20%	1.21%	1.89%	2.18%	3.04%
Net loan charge-offs to allowance for loan losses at end of period	21.15%	32.91%	7.50%	7.52%	31.46%
Net loan charge offs to provision charged to operating expenses	54.07%	236.57%	39.91%	79.90%	75.29%
Allowance for loan losses to nonperforming loans	189.48%	201.24%	469.10%	350.40%	314.70%

      The Company concentrates the majority of its earning assets in loans. In all forms of lending, there are inherent risks. The Company concentrates the preponderance of its loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans primarily for the purchase of automobiles.

      While the Company believes that its underwriting criteria are prudent, outside factors can adversely impact credit quality. During the early 1990’s the severe recession impacted the Company’s ability to collect loans. The devastation of the 1994 earthquake further impacted loan repayment. A repeat of these types of events could cause deterioration in the Company’s loan portfolio.

      Having experienced the problems mentioned above in the past, the Company has attempted to mitigate collection problems by supporting its loans by fungible collateral. Additionally, a significant portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the Company’s potential for loss. The Company also utilizes credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with new loans and those that are delinquent receiving special attention. In addition to the Company’s internal grading system, loans criticized by this credit review are downgraded with appropriate allowance added if required.

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

Investment Portfolio

      The Investment portfolio maintained by the Company as of December 31, 2002 was primarily composed of US government agencies, mortgage-backed securities (MBS), collateralized mortgage obligations (CMO), municipal bonds and other securities. With the deposit growth rate surpassing the loan growth rate in 2002, the total investment portfolio increased to 19.0% of total assets on December 31, 2002 from 18.2% on December 31, 2001.

      Two important changes that occurred in 2002 were a significant decrease in corporate bonds and an increase in mortgage related securities. The Company reduced corporate exposure in order to avoid an adverse impact from the downturn in the economy. Some of the funds from sold and / or called securities were used for loan increases and investment into government agencies and mortgage related securities. The main structures of mortgage-related bonds were balloons and hybrid adjustable rate mortgage backed securities (ARM). The duration for most of the balloons and ARM’s were less than 3 years, and the portfolio duration of CMO’s was less than two years. The average yield of the investment portfolio declined to 4.58% for the year ended December 31, 2002 from 5.87% for the year ended December 31, 2001.

      Investment securities available-for-sale increased to 97.3% of the total investment portfolio as of December 31, 2002, from 91.8% in 2001. The main purpose of the classification of available-for-sale is to enhance the fund flexibility for the Company. Most of the securities held by the Company were based on fixed interest rates except some hybrid ARM and one floating rate note.

      Excluding holdings of US government agencies, there were no investments in securities of any one issuer exceeding 10% of the Company’s stockholders’ equity on December 31, 2002, 2001, or 2000.

      The following table summarizes amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	Investment Portfolio as of December 31,

	2002		2001		2000

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Obligation of other U.S. government agencies	$53,408	$53,901	$11,093	$11,309	$65,011	$64,139
Obligation of state and political subdivision	18,898	19,363	34,907	35,320	24,474	24,608
Mortgage-backed securities	79,569	80,660	68,057	68,255	15,288	15,224
Corporate Bonds	5,591	6,171	39,872	40,748	56,960	56,921
Collateralized mortgage obligation	102,212	102,877	55,240	55,415	43,047	43,334
Asset-backed securities	1,630	1,630	2,165	2,165	1,636	1,641
Other securities	15,000	15,000	—	—	—	—

Total investment securities	$276,308	$279,602	$211,334	$213,212	$206,416	$205,867

      The following table summarizes the maturity and/or repricing schedule for the Company’s investment securities and their weighted average yield as of December 31, 2002:

			After One		After Five
			But Within		But Within
	Within One Year		Five Years		Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Obligation of other U.S. government agencies	—	—	$47,762	3.96%	$6,139	6.52%	—	—
Obligation of state and political subdivision(1)	$1,351	6.83%	$2,214	6.38%	$2,490	6.81%	$13,308	6.78%
Mortgage-backed securities	$6,388	3.95%	$59,429	4.33%	$6,430	4.41%	$8,413	6.05%
Collateralized mortgage obligations	$178	7.02%	$53,680	4.43%	$49,019	5.09%	—	—
Corporate Bonds	$6,171	2.82%	—	—	—	—	—	—
Asset-backed securities	—	—	$1,631	7.34%	—	—	—	—
Other securities	$10,000	2.67%	$5,000	2.95%	—	—	—	—

(1)	The yield on obligation of state and political subdivision has been computed on a tax equivalent basis.

Deposits

      Total deposits at December 31, 2002, 2001 and 2000 were $1,284.0 million, $1,042.4 million, and $934.6 million, respectively, representing an increase of $241.6 million or 23.2% in year 2002 and, $107.7 million or 11.5% in 2001. The continuous growth of deposit volume in 2002 was primarily attributed to increased marketing at existing branches and the addition of new branch. During 2002, the deposit composition proportion changed due to increasing demand deposits. This is due to the dramatic drop in interest rates and management’s effort to decrease the Company’s interest expense on deposits. At December 31, 2002, 2001 and 2000, the total time deposits outstanding were at $583.5 million, $518.2 million and $530.1 million, respectively, representing 45.4%, 49.7% and 56.7% of total deposits. Demand deposits and money market accounts increased by $166.9 million or 38.3% and $62 million or 25.8% in 2002 and 2001, respectively. At December 31, 2002, non-interest bearing demand deposits represented 32.1% of total deposit comparing 28.9% at December 31, 2001. The average rate paid on time deposits in denominations of $100,000 or more was 2.51%, 5.11% and 6.03% for the years ended December 31, 2002, 2001, and 2000, respectively.

      Average deposits for the years ended December 31, 2002, 2001 and 2000 were $1,164.6 million, $988.4 million and $780.2 million, respectively. Average deposits, therefore, grew by 26.7% in 2002 and 27.3% in 2001.

      Deposits are the Company’s primary source of funds. As the Company’s need for funds to lend has grown, dependence on time deposits has increased and so has the interest the Company has paid on time deposits. As the Company’s client base is comprised primarily of commercial and industrial accounts, balances carried by individual clients are generally higher than at consumer-oriented banks. A number of clients carry deposit balances of more than 1% of the Company’s total deposits, but no single customer had a deposit balance of more than 5% of total deposits at December 31, 2002.

      The Company accepts brokered deposits on a selective basis at prudent interest rates to augment deposit growth. No brokered deposits existed at December 31, 2002. At December 31, 2002, the Company had $95 million of state time deposits over $100,000 with average interest rate of 1.59%.

      The table below summarizes the distribution of average daily deposits and the average daily rates paid for the periods indicated:

	For the Years Ended December 31,

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Demand, noninterest-bearing	$331,551		$254,319		$213,606
Money market	176,089	1.72%	109,496	2.38%	98,114	3.70%
Savings	92,835	2.84%	77,860	3.49%	57,844	4.01%
Time deposits of $100,000 or more	312,618	2.51%	277,169	5.11%	167,858	6.03%
Other time deposits	251,469	2.80%	269,548	4.97%	242,791	6.02%

Total deposits	$1,164,562	1.83%	$988,392	3.33%	$780,213	3.47%

      The table below summarizes the maturity of the Company’s time deposits in denominations of $100,000 or greater at December 31 of the years indicated:

	2002	2001	2000

	(Dollars in thousands)
Three months or less	$231,410	$189,360	$107,504
Over three months through six months	46,470	44,209	63,120
Over six months through twelve months	40,520	39,459	53,226
Over twelve months	5,144	3,757	23,734

	$323,544	$276,785	$247,584

Interest Rate Risk Management

      Interest rate risk indicates the Company’s exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed income assets. This occurs because the economic value of fixed income assets is the present value of future cash flow discounted by the current interest rate; under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of the Company’s exposure to market interest rate. The level of interest rate risk can be managed through the changing of gap positions and the volume of fixed income assets and so forth. For the purpose of successful management of interest rate risk, the Company uses various methods with which to measure existing and future interest rate risk exposures. In addition to the regular reports used in business operations, repricing gap analysis, stress testing, and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

      The following table shows the most recent status of the Company’s gap position.

		After Three	After One
		Month But	Year But
	Within Three	Within One	Within Five	After Five	Non sensitive
	Months	Year	Years	Years	Account	Total

	(Dollars in thousands)
Assets
Cash					$67,772	$67,772
Federal funds sold	$55,000					55,000
Securities
Fixed	28,633	$37,699	$132,926	$18,628		217,886
Floating	11,385	10,000	44,856			66,241
Loans
Fixed	44,077	30,590	59,099	89,738		223,504
Floating	774,678	7,402	11,664			793,744
Unearned, allowance for loan losses & Discount					(13,109)	(13,109)
Other assets		10,637		4,876	29,747	45,260

Total	$913,773	$96,328	$248,545	$113,242	$84,410	$1,456,298

Cumulative	$913,773	$1,010,101	$1,258,646	$1,371,888	$1,456,298
Liabilities
Deposits
Demand deposits	$34,980	$91,161	$223,763	$62,156		$412,060
Savings	12,452	42,017	40,400	3,252		98,121
Money market	37,373	48,954	79,932	24,055		190,314
Time deposit $100,000 over	231,410	86,990	5,144			323,544
Other time deposits
Fixed	125,145	128,011	6,655	99		259,910
Floating	30					30
Acceptance outstanding
Other borrowed funds	8,450		20,000	6,000		34,450
Other liabilities					$13,400	13,400
Shareholders equity					124,469	124,469

Total	$449,840	$397,133	$375,894	$95,562	$137,869	$1,456,298

Cumulative	$449,840	$846,973	$1,222,867	$1,318,429	$1,456,298
Cumulative interest rate sensitivity gap ratio (based on total assets)	$463,933	$163,128	$35,779	$53,459
as % of Total Assets	31.86%	11.20%	2.46%	3.67%
as % of Earning Assets	34.54%	12.14%	2.66%	3.98%

      The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. In the fourth quarter, the cumulative repricing as a percentage of earning assets in the less than 3-month period was

34.41%. This was a slight increase from last year’s figure of 33.95%. The increase was caused by a rise in assets including floating rate loans and Fed Funds sold. The cumulative repricing percentage in the 3 to 12-month period also moved higher, reaching 12.10%. In terms of fixed and floating gap positions that is internally used to control the repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest earning assets was –14.67%. The floating gap position in the less than 1-year period was 12.38%. Both the fixed and floating gap positions were maintained within Bank guidelines.

      The following table summarizes the most recent status of the Company’s gap position.

	Less than 3 Months		3 to 12 Months
	Less than 35% of		Less than 20% of
	Earning assets		Earning assets

Policy Guidelines	12/31/02	12/31/01	12/31/02	12/31/01

	(Dollars in thousands)
Cumulative Repricing	$463,933	$363,009	$163,128	$98,882
% of Total Assets	31.86%	31.33%	11.20%	8.53%
% of Earning Assets	34.54%	33.95%	12.14%	9.25%

      The Company understands that the spread between interest income earned on earning assets and interest expense paid to interest-bearing liabilities is the principal component of net interest income and that interest rate change substantially affects the Company’s financial performance. Accordingly, the Company tries to ensure capital protection through stable earnings over interest rate fluctuation. In order to achieve stable earnings, the Company prudently manages its assets and liabilities and closely monitors the percentage changes of net interest income and equity value in relation with interest rate fluctuation within the Company’s guidelines.

      To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of interest rate change. The following table is one of the stress simulations performed by the Company to forecast the impact of interest rate change on the Company’s net interest income and economic value of equity over the 12-month period ending December 31, 2002.

      Repricing gap analysis measures the static timing of repricing risk of assets and liabilities. When compared to the previous year, 2002 saw a small change in the less than three-month period. There was a slight increase in the cumulative repricing amount. The ratio to total assets increased to 31.9% and the percentage to earning assets increased to 34.4%. However, there was greater movement in the three to twelve month period. The cumulative repricing amount jumped by $64.2 million from the previous year. This made the Company more asset-sensitive in the case of market interest rate movements. In 2002, due to heavy loan demand, an increase in the loan portfolio exceeded the growth of CDs. Most of the increase in the loan portfolio was focused on floating rate assets that were included in the less than three-month period. Thus, despite the overall increase of core deposits and increase in CDs, the severity of asset sensitivity in the less than three-month period has deepened. The increase of liability surpassed the increase of assets repricing in the three to twelve month period, but in terms of cumulative basis, the gap position between the three to twelve month periods was still asset sensitive instead of liability sensitive. In the one to five-year period, both assets and liabilities increased, but the increase in liabilities was more than the increase in assets. In 2002, asset sensitivity deepened in the less than one-year period, which means that the effective duration of assets were shortened.

      The simulation model below estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify as maximum tolerance level for net interest income exposure over a one-year horizon, assuming no balance sheet growth, given the basis point adjustment in interest rates reflected below.

Hypothetical Changes in Interest Rates

December 31, 2002

	Projected Changes (%)

					Change in amount		Expected Amount
			Economic Value of
Change in	Net Interest Income		Equity		Net	Economic	Net	Economic
Interest					Interest	Value	Interest	Value of
rate(BPS)	Guideline	Projected	Guideline	Projected	Income	of Equity	Income	Equity

(Dollars in thousands)
200	25.0%	15.6%	-25.0%	-10.6%	$6,772	$-14,220	$50,303	$120,334
100	12.5%	7.4%	-12.5%	-5.4%	$3,217	$-7,231	$46,748	$127,323
0	0%	0%	0%	0%	0	0	$43,531	$134,554
-100	-12.5%	-9.1%	12.5%	6.0%	$-3,969	$8,125	$39,562	$142,679
-200	-25.0%	-16.8%	25.0%	14.8%	$-7,306	$19,962	$36,225	$154,516

      In the above stress simulation, for a 100 basis point decline in interest rates, the Company may be exposed to a 9.1% decline in net interest income and a 6.0% increase in economic value of equity. For a 100 basis point increase in interest rate, net interest income may increase by 7.4%, but economic value of equity may decrease by 5.4%. For a 200 basis point increase in interest rate, net interest income may increase by 15.6%, but economic value of equity may decrease by 10.6%. For a 200 basis point decrease in interest rate, net interest income may decrease by 16.8%, but economic value of equity may increase by 14.8%. As shown in the above table, all figures remained well within policy guidelines.

      The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual change to the Company’s net interest income. Theses estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

Liquidity and Capital Resources

      Liquidity of the Bank is defined as the ability to supply cash as quickly as needed without severely deteriorating its profitability. The Bank’s major liquidity in the asset side stems from available cash positions, federal funds sold and short-term investments categorized as trading and/or available for sale securities, which can be disposed of without significant capital losses at ordinary business cycle. Liquidity source in the liability side comes from borrowing capabilities, which include federal fund lines, repurchase agreements, federal discount window, and Federal Home Loan Bank advances. Thus, maintenance of high quality securities that can be used for collateral in repurchase agreements is another important feature of liquidity management. Liquidity risk may occur when the Bank has few short-duration investment securities available for sale and/or is not capable of raising funds as quickly as possible at acceptable rates in the capital or money market. Also, a heavy and sudden increase of cash demands in loans and deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis for a better understanding of liquidity position and to preempt liquidity crisis. Six sub-sectors, which include Loan to Asset ratio, Off-balance Sheet items, Dependence on non-core deposits over $100M, Foreign deposits, Line of credit, and Liquid Assets were reviewed quarterly for the liquidity management. Heavy loan demand and limited liquid assets increased pressure for liquidity, but the Bank still has enough liquid assets to cover loan demand, which may reach the current policy guideline of loan to asset ratio of 85%.

Liquidity Ratio and Trends

	December 31

Classification	2002	2001	2000

Short-term investments/Total assets	12%	12%	14%
Core deposits/Total assets	66%	68%	67%
Short-term non-core funding/Total assets	22%	22%	24%
Short-term investment/short-term non-core funding dependence	55%	52%	60%

Liquidity Measures

		December 31,

Classification	Guidelines	2002	2001	2000

Net Loans/lease to total assets	Less than 85%	67%	67%	60%
Investment/Deposits	Less than 50%	29%	28%	34%
Loans & Investment/Deposits	Less than 133%	105%	103%	100%

      The net loans & leases to total assets ratio remained at 67% in 2002. Despite the fluctuations during the year, the percentage increased in net loans and assets was matched. For the year, the ratio of loans to assets remained below the 85% guideline, ranging between 65% to 69%. Other ratios were within Bank guidelines as well.

      The investments to deposits ratio rose marginally to 29%. The loans & investments to deposits ratio slightly increased to 105%. The off-balance sheet amount as a percentage of total assets rose in 2002 to 16.59% from 15.41% in 2001. The total amount increased to $241 million from $179 million. Most of the increase was due to a $46 million jump in unused commitments.

      Another area of increase was financial standby letters of credit, which rose by $16 million. Although the percentage of off-balance sheet amount to total assets increased, it remained well within policy guidelines. The Bank did not have an interest rate swap at the end of the year. The ratios of Short-term non-core funding to Total assets and Short-term investment to Short-term non-core funding dependence was 22% and 55% respectively.

      Foreign deposit risk deals with high dependency on foreign deposits that can adversely affect the Bank’s liquidity. These liabilities are assumed to be volatile in accordance with the variability of social, political, and environmental conditions in foreign countries. The Bank monitors separately on a quarterly basis foreign deposits and Brazilian deposits, and exposures to both categories remained well within the Bank’s internal guideline.

      There were no changes to the lines of credit secured by the Bank to meet its liquidity needs. The Bank maintained a total of $54 million in credit lines. In addition, the Bank maintained Master Repurchase Agreements with Wachovia Bank, Banc of America Securities, Bear Stearns, Union Bank of California, UBS PaineWebber, Lehman Brothers, Merrill Lynch, Morgan Stanley Dean Witter, Deutsche Bank Securities, Inc., and Prudential Securities that can furnish liquidity to the Bank in consideration of bonds collateral.

      The Bank can also meet its liquidity needs through borrowings from the Federal Home Loan Bank. The Bank is eligible to borrow up to 25% of its total assets from the FHLB of San Francisco. The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Bank. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Bank, it is recommended for Management to keep proper liquid assets to avoid exposure to higher than feasible liquidity risk.

      The primary source of capital for the Company for the past several years has been internally generated capital through retained earnings. Total shareholders’ equity was $124.5 million at December 31, 2002, an increase of $19.6 million or 18.7% from $104.9 million at December 31, 2001 and an increase of $18.5 million or 21.4% from $86.4 million at December 31, 2000.

      The Company is subject to various regulatory capital requirements administered by federal and state agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Total Capital and Tier 1 Capital to total risk-weighted assets, and of Tier 1 Capital to average assets. The minimum ratios for capital adequacy are 8% (Total Risk-Based), 4% (Tier 1 Risk-Based) and 4% (Leverage Capital Ratio), respectively. The Company had Total Risk-Based of 12.34%, 12.87% and 12.37%, and Tier 1 Risk-Based capital ratio 11.19%, 11.71% and 11.11%, respectively at December 31, 2002, 2001 and 2000. The Company’s Leverage Capital Ratio was 9.18%, 8.86% and 8.46% at December 31, 2002, 2001 and 2000, respectively.

      The Federal Reserve Bank (“FRB”) and the California Department of Financial Institutions (“the DFI”) periodically examine the Company. As of December 31, 2002, the most recent notification from the FRB categorized the Company as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6%, and 5%, respectively. There are no conditions or events since that notification which Management believes have changed the Company’s category.

Accounting Matters

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

      On July 30, 2002, FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event leaves the company little or no discretion to avoid transferring or using the assets in the future. Previous accounting guidance was provided by the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company expects that adoption of SFAS No. 146 will not have a material impact on the Company’s results of operations or financial condition.

      In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4 that required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Henceforth, those gains and losses from extinguishment of debt are to be classified in accordance with the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 64 which amended SFAS No. 4 is no longer necessary with the rescission of SFAS No. 4. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements for period beginning after May 15, 2002, and earlier adoption is recommended. Upon adoption, the Company is required to reclassify prior period items that do not meet the extraordinary classification criteria in APB 30. The Company adopted SFAS No. 145 effective May 15, 2002. Adoption of SFAS No. 145 did not have any impact on the results of operations or financial condition of the Company.

      The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 141 requires, upon adoption of Statement 142 that the Company evaluate its existing goodwill that was acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill.

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

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that Statement. The statement is effective for fiscal years beginning after December 15, 2001 and must be adopted as of the beginning of this fiscal year. The Company adopted SFAS No. 144 as of January 1, 2002, and there was no material impact on the Company’s consolidated financial statements.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”), which requires that the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred or reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is recorded at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. Management has determined that the impact of the adoption of SFAS 143 is immaterial.

Impact of Inflation: Seasonality

      The primary impact of inflation on the Company is its effect on interest rates. The Company’s primary source of income is net interest income, which is affected by changes in interest rates. The Company attempts to limit the impact of inflation on its net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this registration statement. The Company’s business is generally not seasonal.

Item 7A.	Quantitative and Qualitative Disclosure of Market Risks

      For quantitative and qualitative disclosures regarding market risks in the Hanmi Bank’s portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Interest Rate Risk Management and Liquidity and Capital Resources.”

Item 8.	Financial Statements and Supplemental Data

      The Financial Statements required to be filed as a part of this report are set forth on pages 49 through 78.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Except as hereinafter noted, the information concerning directors and executive officers of Hanmi Financial is incorporated by reference from the section entitled “Election of Directors” of the Hanmi Financial’s definitive Proxy Statement for the Annual Meeting of Stockholders and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

Item 11.	Executive Compensation

      Information concerning executive compensation is incorporated by reference from the section entitled “Executive Compensation” of the Hanmi Financial definitive Proxy Statement for the Annual Meeting of Stockholders and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table summarizes information as of December 31, 2002 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restrict stock, or other rights to acquire shares may be granted from time to time.

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available
	be Issued Upon Exercise	Exercise Price of	for Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation Plans
	Warrants and Rights	Warrants and Rights	(Excluding Securities
	(a)	(b)	Reflected in Column (a))

Equity compensation plans approved by security holders	1,068,506	$10.64	1,646,797
Equity compensation plans not approved by security holders	0	0	0

Total	1,068,506	$10.64	1,646,797

      Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear under caption “Beneficial Ownership of Principal Stockholders and Management” of the Hanmi Financial’s definitive Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” of the Hanmi Financial definitive Proxy Statement for the Annual Meeting of Stockholders and which will be filed with the Commission within 120 days after the close of the Hanmi Financial fiscal year.

Item 14.	Controls and Procedures

      Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14c of the securities Exchange Act of 1934, as amended. Based on that evaluation, our chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of these evaluations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements and Schedules

(1) The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 49 of this report.

(2) The following additional information for the years 2002, 2001 and 2000 is submitted herewith:

All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

      (b) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

      (c) The Exhibits required to be filed with this report are listed in the exhibit index included herein at page 82.

HANMI FINANCIAL CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Hanmi Financial Corporation:

      We have audited the accompanying consolidated statements of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Hanmi Financial Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanmi Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California

January 20, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Hanmi Financial Corporation:

      We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows of Hanmi Financial Corporation and subsidiary for the year ended December 31, 2000. These consolidated financial statements are the responsibility of Hanmi Financial Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, changes in financial position, and cash flows of Hanmi Financial Corporation and subsidiary for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 16, 2001

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2002 and 2001

	2002	2001

	(Dollars in thousands,
	except share data)
ASSETS
Cash and due from banks	$67,772	$52,014
Federal funds sold	55,000	19,200
Short-term commercial paper	—	9,992

Cash and cash equivalents	122,772	81,206
Federal Reserve Bank stock	2,945	2,423
Federal Home Loan Bank stock	1,634	739
Securities held-to-maturity, at amortized cost (fair value: 2002 — $7,596; 2001 — $17,792) (note 3)	7,542	17,555
Securities available-for-sale, at fair value (note 3)	272,006	195,420
Loans receivable, net of allowance for loan losses: 2002 — $12,269; 2001 — $10,064 (note 4)	991,599	806,115
Loans held for sale, at the lower of cost or fair value	12,540	14,947
Customers’ liability on acceptances	4,472	2,739
Premises and equipment, net (note 5)	8,240	7,814
Accrued interest receivable	5,533	5,408
Deferred income taxes, net (note 7)	4,223	4,250
Servicing asset	2,065	1,675
Goodwill and intangible assets	2,164	2,184
Bank-owned life insurance — cash surrender value	10,637	10,003
Other assets	7,926	6,282

TOTAL ASSETS	$1,456,298	$1,158,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits (note 6):
Non-interest bearing	$412,060	$301,576
Interest-bearing:
Savings	98,121	88,689
Money market checking	190,314	133,883
Time deposits of $100,000 or more	323,544	276,785
Other time deposits	259,940	241,420

Total deposits	1,283,979	1,042,353
Accrued interest payable	3,385	4,726
Acceptances outstanding	4,472	2,739
Treasury, tax, and loan remittances	3,347	2,873
Other borrowed funds	34,450
Other liabilities	2,197	1,196

Total liabilities	1,331,830	1,053,887
COMMITMENTS AND CONTINGENCIES (notes 12 and 13)
SHAREHOLDERS’ EQUITY (notes 3, 8, and 9):
Preferred stock, $.001 par value. Authorized 10,000,000 shares; issued and outstanding, none		—
Common stock, $.001 par value. Authorized 50,000,000 shares; issued and outstanding 13,915,433 shares in 2002 and 12,562,229 shares in 2001	14	13
Additional paid-in capital	99,941	81,090
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of taxes of $1,134 and $638 in 2002 and 2001, respectively	2,105	1,003
Retained earnings	22,408	22,767

Total shareholders’ equity	124,468	104,873

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,456,298	$1,158,760

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

	(Dollars in thousands,
	except per share data)
INTEREST INCOME:
Interest and fees on loans	$57,319	$59,838	$57,323
Interest on securities and interest-bearing deposits in other financial institutions	11,363	14,776	11,845
Interest on federal funds sold securities purchased under agreements to resell, and short-term commercial paper	925	2,330	3,261

Total interest income	69,607	76,944	72,429
INTEREST EXPENSE (notes 6 and 12)	21,345	32,990	30,891

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	48,262	43,954	41,538
PROVISION FOR LOAN LOSSES (note 4)	4,800	1,400	2,250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,462	42,554	39,288
NONINTEREST INCOME:
Service charges on deposit accounts	9,195	9,222	8,948
Gain on sale of loans	1,875	1,345	1,187
Gain on sale of securities	3,265	2,751	—
Gain on sale of OREO	—	16	—
Gain (loss) on sale of fixed assets	—	(66)	1,112
Increase in fair value of interest rate swap	1,368
Trade finance fees	2,410	1,915	1,894
Remittance fees	786	602	509
Other service charges and fees	803	794	754
Bank owned life insurance	552	—	—
Other income	659	408	415

Total noninterest income	20,913	16,987	14,819
NONINTEREST EXPENSES:
Salaries and employee benefits (note 11)	17,931	16,786	14,306
Occupancy and equipment (note 13)	4,330	3,877	3,249
Data processing	2,784	2,347	2,067
Supplies and communication	1,466	1,417	1,382
Professional fees	1,003	1,110	818
Advertising and promotional expense	1,523	1,747	1,721
Loan referral fee	691	540	651
Impairment of securities	4,416	270	3
Other operating	4,189	3,934	3,599

Total noninterest expenses	38,333	32,028	27,796

INCOME BEFORE INCOME TAXES	26,042	27,513	26,311
INCOME TAX PROVISION (note 7)	9,012	10,703	10,788

NET INCOME	17,030	$16,810	$15,523

EARNINGS PER SHARE (note 10):
Basic	$1.23	$1.23	$1.14
Diluted	$1.20	$1.21	$1.14

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
Years Ended December 31, 2002, 2001, and 2000

					Accumulated
	Number of		Additional		Other	Total
	Shares	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Equity

	(Dollars in thousands, except share data)
Balance, December 31, 1999	6,679,670	$7	56,205	14,684	(3,065)	$67,831
Stock options exercised	20,271	—	279			279
Stock dividend	734,516	—	8,931	(8,931)	—	—
Cash paid for fractional shares	—	—	—	(3)	—	(3)
Comprehensive income:
Net income	—	—	—	15,523	—	15,523
Change in unrealized gain on securities available for sale, net of tax	—	—	—	—	2,766	2,766
Total comprehensive income						18,290

Balance, December 31, 2000	7,434,457	7	65,415	21,273	(299)	$86,396
Stock options exercised	71,378	1	717			718
Stock dividend	893,823	1	15,307	(15,309)	—	(1)
Stock retirement	(20,000)		(345)			(345)
Stock split	4,182,571	4	(4)	—	—	—
Cash paid for fractional shares	—	—	—	(7)	—	(7)
Comprehensive income:
Net income	—	—	—	16,810	—	16,810
Change in unrealized gain on securities available for sale, net of tax	—	—	—	—	1,302	1,302

Total comprehensive income						18,112

Balance, December 31, 2001	12,562,229	$13	$81,090	$22,767	$1,003	$104,873
Stock options exercised	222,022		1,469			1,469
Stock dividend	1,131,182	1	17,382	(17,382)	—	1
Cash paid for fractional shares	—	—	—	(7)	—	(7)
Comprehensive income:
Net income	—	—	—	17,030	—	17,030
Change in unrealized gain on securities available for sale, net of tax	—	—	—	—	1,102	1,102

Total comprehensive income						18,132

Balance, December 31, 2002	13,915,433	$14	$99,941	$22,408	$2,105	$124,468

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$17,030	$16,810	$15,523
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,427	1,283	611
Provision for loan losses	4,800	1,400	2,250
Provision for other real estate owned losses	—	40	—
Federal Home Loan Bank stock dividend	(895)	(46)	—
Deferred tax provision	(469)	(41)	(1,232)
Write-off of interest only strip	—	95	—
Stock compensation expense	—	—	278
Gain on sale of securities	(3,265)	(2,751)	—
Change in fair value of interest rate swap	(1,360)	—	—
Impairment loss on investment security held-to-maturity	4,416	270	3
(Gain) loss on disposition of premises and equipment	—	66	(1,112)
Gain on sale of loans	(1,875)	(1,345)	(1,233)
Origination of loans held for sale	(33,226)	(24,450)	(15,804)
Proceeds from sale of loans held for sale	37,508	23,695	22,692
Gain on sale of other real estate owned	—	(16)	(47)
(Increase) decrease in accrued interest receivable	(125)	1,443	(1,890)
Increase in other assets	(2,045)	(2,079)	(960)
Decrease in accrued interest payable	(1,341)	(1,654)	3,223
Increase in cash surrender value of BOLI	(634)	—	—
Increase (decrease) in other liabilities	1,011	(1,522)	1,396

Net cash provided by operating activities	20,949	11,199	23,698

	2002	2001	2000

	(Dollars in thousands)
Cash flows from investing activities:
Net increase in loans receivable	$(190,284)	$(200,964)	$(155,226)
Purchase of Federal Reserve Bank stock	(522)	(469)	(268)
Purchase of Federal Home Loan Bank stock	—	—	(693)
Proceeds from interest-bearing deposits	—	—	100
Proceeds from matured or called securities held-to-maturity	10,012	5,109	45,896
Proceed from sale of available-for-sale	102,343	65,156	2,865
Proceeds from matured or called securities available-for-sale	105,245	121,073	14,467
Proceeds form termination of interest rate swap	1,360	—	—
Purchases of securities held-to-maturity	—	(688)	(1,978)
Purchases of securities available-for-sale	(283,726)	(193,195)	(90,882)
Proceeds from sale of other real estate owned	—	307	613
Proceeds from recoveries of written-off loans	—	794	884
Purchase of premises and equipment, net	(1,832)	(1,932)	2,398
Bank-owned life insurance premium paid	—	(10,000)	—

Net cash and cash equivalents used in investing activities	(257,396)	(214,809)	(181,824)
Cash flows from financing activities:
Net increase in deposits	241,627	$107,772	278,851
(Payment of) proceeds from securities sold under repurchase agreements	—	—	(5,892)
(Payment of) proceeds from treasury, tax, and loan remittances	476	571	(2,198)
Proceeds from other borrowed funds	34,450
Cash paid for fractional shares on dividends	(7)	(7)	(3)
Cash paid for stock retirement	—	(345)	—
Proceeds from exercise of stock option	1,469	718	—

Net cash and cash equivalents provided by financing activities	278,013	108,709	270,758

Net increase (decrease) in cash and cash equivalents	41,568	(94,901)	112,631
Cash and cash equivalents, beginning of year	81,206	176,107	63,476

Cash and cash equivalents, end of year	$122,772	$81,206	$176,107

Supplemental disclosures of cash flow information:
Interest paid	$22,686	$34,644	$27,669
Income taxes paid	9,125	10,703	10,600
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	—	$331	$565
Transfer of retained earnings to common stock and additional paid-in capital for stock dividend	$17,382	$15,308	$8,935

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

      The Company was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Act of 1933 on March 17, 2001. Subsequent to the formation of the Company, each of the Bank’s shares was exchanged for one share of the Company with an equal value.

      The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a California state-chartered, FDIC-insured financial institution. The Bank maintains a branch network of fourteen locations, serving individuals and small- to medium-sized businesses in Los Angeles and surrounding areas.

(b) Cash and Cash Equivalents

      Cash and cash equivalents include cash and due from banks, federal funds sold, securities purchased under resale agreements, and short-term commercial paper, all of which have maturities of less than 90 days.

(c) Securities

      Securities are classified into three categories and accounted for as follows:

(i) Securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost;

(ii) Securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in earnings; and

(iii) Securities not classified as held-to-maturity or trading securities are classified as “available-for-sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of shareholders’ equity as accumulated other comprehensive income, net of deferred taxes.

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

      The Company also has a minority investment in a nonpublicly traded company, Pacific International Bank. The investment is included in other assets on the Company’s consolidated statements of financial condition and is carried at cost. The Company monitors the investment for impairment and makes appropriate reduction in carrying value when necessary.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

      The Company entered into an interest rate swap during the quarter ended June 30, 2002. For the year ended December 31, 2002, the changes in fair value of this derivative recognized $1.4 million through earnings. The swap was terminated during the second quarter of 2002, and there were no separate derivatives existing as of December 31, 2002.

(e) Loans

      The Company originates loans for investment, with such designation made at the time of origination. Loans are recorded at the contractual amounts due from borrowers, adjusted for unamortized discounts and premiums, undisbursed funds, net deferred loan fees and origination costs, and the allowance for loan losses.

      Certain Small Business Administration (SBA) loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the gains on sale of SBA loans is recognized as noninterest income at the time of the sale. The remaining portion of the gain is deferred and amortized over the estimated life of the loan as an adjustment to the yield. Upon sales of such loans, the Company receives a fee for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of adequate compensation, for the estimated life of the loan, discounted by a range of 11% to 12% and a constant prepayment rate ranging from 6% to 16%. The servicing asset is amortized in proportion to and over the period of estimated servicing income. The Company capitalized $749,823 and $605,524 of servicing assets during 2002 and 2001, respectively, and amortized $359,337 and $477,365 during the years ended December 31, 2002 and 2001, respectively. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

      Interest-only strips are recorded based on the present value of the excess of total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only strips are accounted for at the estimated fair value, with unrealized gains or losses recorded as adjustments to earnings since 2001 and as accumulated other comprehensive income in shareholders’ equity prior to 2001.

(f) Loans Held for Sale

      Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

      Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due. However, in certain instances, the Company may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual.

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

      Loans are measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. Accounting standards require that an impaired loan be measured based on:

(i) the present value of the expected future cash flows, discounted at the loan’s effective interest rate or

(ii) the loan’s observable fair value or

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(j) Goodwill and Intangible Assets

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, amounted to $1.8 million as of December 31, 2002 and 2001. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. SFAS 142 required that goodwill be recorded at the reporting unit level. Reporting units are defined as an operating segment or one level below. SFAS 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually, or earlier if events have occurred that might indicate impairment. The Company ceased amortization of goodwill as of January 1, 2002. The Company’s impairment test is performed in two phases The first step involves comparing the fair vale of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is estimated using two different valuation techniques: (a) discounted earnings cash flow and (b) average market price to earnings multiple using a management selected peer group. If the fair value of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure involves comparing the implied fair vale of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recorded through earnings to the extent the carrying amount of goodwill exceeds its implied fair value. As of December 31, 2002, management is unaware of any circumstances that would indicate a potential impairment of goodwill.

      The Company amortizes core deposit intangible (CDI) balances on a straight-line basis over 7 years. As required upon adoption of SFAS 142, the Bank evaluated the useful lives assigned to the CDI assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2002. As required by SFAS 142, the CDI balance is assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The CDI recoverability analysis is consistent with the Company’s policy for assessing impairment or disposal of long-lived assets. As of and for the year ended December 31, 2002, management was not aware of any circumstances that would indicates impairment of the CDI assets and no impairment charges were recorded through net earnings in 2002.

      For the year ended December 31, 2001, prior to the adoption of SFAS 142, goodwill was amortized on straight-line basis over the expected periods to be benefited, generally 15 years. The CDI was amortized on a straight-line basis over 7 years. In the event that circumstances indicated potential impairment of the intangible asset carrying value, the Company assessed recoverability of intangible assets by determining whether the amortization of the balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The amortization of goodwill in 2001 and 2000 amounted to $157,000, respectively.

(k) Income Taxes

      The Company provides for income taxes using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l) Stock-Based Compensation

      Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

forma disclosure of net income and earnings per share is provided as if the fair value based method had been applied.

      Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2002, 2001, and 2000 would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

	(Dollars in thousands,
	except per share data)
Net income:
As reported	$17,030	$16,810	$15,523
Compensation expense	791	258	182

Pro forma	$16,239	$16,552	$15,341

Earnings per share:
As reported:
Basic	$1.23	$1.23	$1.14
Diluted	$1.20	$1.21	$1.14
Pro forma:
Basic	$1.19	$1.21	$1.13
Diluted	$1.16	$1.19	$1.12

      The estimated fair value of options granted was $ 5.04 per share in 2002, $5.26 per share in 2001, and $2.39 per share in 2000. The weighted average fair value of options granted under the Company’s fixed stock option plan in 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividends yield; expected volatility of 37% in 2002 and 2001, expected lives of three to five years in 2002 and 2001, and risk-free interest rate of 2.39% and 4.38% in 2002 and 2001, respectively.

(m) Earnings per Share

      Basic earnings per share (EPS) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. EPS data for 2001 and 2000 was retroactively restated reflecting the 2002 stock dividend.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

(p) Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

      On July 30, 2002, FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under Statement No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event leaves the company little or no discretion to avoid transferring or using the assets in the future. Previous accounting guidance was provided by the Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company expects that adoption of SFAS No. 146 will not have a material impact on the Company’s results of operations or financial condition.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

      In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4 that required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Henceforth, those gains and losses from extinguishment of debt are to be classified in accordance with the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 64 which amended SFAS No. 4 is no longer necessary with the rescission of SFAS No 4. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements for period beginning after May 15, 2002, and earlier adoption is recommended. Upon adoption, the Company is required to reclassify prior period items that do not meet the extraordinary classification criteria in APB 30. The Company adopted SFAS No. 145 effective May 15, 2002. Adoption of SFAS No. 145 did not have any impact on the results of operations or financial condition of the Company.

(q) Reclassifications

      Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

(2)	Securities Purchased under Agreements to Resell

      The Company purchases government agency securities and / or whole loans under agreements to resell the same securities (reverse repurchase agreement) with primary dealers. Amounts advanced under these agreements represent short-term invested cash. Securities subject to the reverse repurchase agreements are held in the name of the Company by dealers who arrange the transactions.

      In the event that the fair value of the securities decreases below the carrying amount of the related reverse repurchase agreement, the counterparties are required to designate an equivalent value of additional securities in the name of the Company.

      The balance outstanding with the primary dealers, who also held the designated collateral underlying such agreements, was $20 million on December 31, 2002. There was none outstanding at December 31, 2001.

(3) Securities

      The following is a summary of the securities held-to-maturity at December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(Dollars in thousands)
2002
Corporate bonds	$4,997	—	$14	$4,983
Municipal bonds	1,088	39	1	1,126
Mortgage-backed securities	1,457	30	—	1,487

	$7,542	$69	$15	$7,596

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2001
Corporate bonds	$11,753	$129	$11	$11,871
Municipal bonds	2,964	66		3,030
Mortgage-backed securities	2,838	53	—	2,891

	$17,555	$248	$11	$17,792

      The following is a summary of securities available-for-sale at December 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

2002
U.S. agencies	$53,408	$493	—	$53,901
Corporate bonds	594	594	—	1,188
Municipal bonds	17,810	479	$52	18,237
Mortgage-backed securities	78,112	1,063	2	79,173
Collateralized mortgage obligations	102,212	840	175	102,877
Asset-backed securities	1,630	—	—	1,630
Other	15,000	—	—	15,000

	$268,766	$3,469	$229	$272,006

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

2001
U.S. agencies	$11,093	$216	—	$11,309
Corporate bonds	28,119	760	2	28,877
Municipal bonds	31,944	595	248	32,291
Mortgage-backed securities	65,218	417	271	65,364
Collateralized mortgage obligations	55,240	280	106	55,414
Asset-backed securities	2,165	—	—	2,165

	$193,779	$2,268	$627	$195,420

      The amortized cost and estimated fair value of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

	Amortized	Estimated
	Cost	Fair Value

Held-to-maturity:
Due within one year	4,997	4,983
Due after one year through five years	1,172	1,228
Due after five years through ten years	0	0
Due after ten years	1,373	1,385

	7,542	7,596

	Amortized	Estimated
	Cost	Fair Value

Available-for-sale:
Due within one year	2,100	2,717
Due after one year through five years	132,571	133,689
Due after five years through ten years	62,959	63,389
Due after ten years	71,136	72,211

	268,766	272,006

      Securities with carrying values of approximately $170.5 million and $100.1 million on December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

      At December 31, 2002, the Company held a WorldCom Inc. corporate bond in its available-for-sale portfolio with an amortized carrying value of approximately $594,000. On January 15, 2003, such investment matured, and WorldCom defaulted on the repayment. The Company wrote down its cost basis on the investment to fair value, recognizing a loss of approximately $4.4 million during the year ended December 31, 2002, as the Company’s management considered such decline of market value as an other than temporary condition.

      There were $3.3 million, $2.8 million, and $0 of gross realized gains during the year ended December 31, 2002, and 2001, respectively. During 2002, $2.1 million ($1.1 million net of tax) of unrealized gains arose during the year end are included in comprehensive income and $882,000 ($574,000 net of tax) of previously unrealized gains were realized in earnings. In 2001, $2.5 million ($1.5 million net of tax) of unrealized gains arose during the year and were included in comprehensive income and $460,000 ($281,000 net of tax) of previously unrealized gains was realized in earnings. In 2000, $4.7 million ($2.8 million net of tax) of unrealized losses arose during the year with no gains or losses reclassified to earnings.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(4) Loans Receivable and Allowance for Loan Losses

      Loans receivable consist of the following at December 31:

	2002	2001

	(Dollars in thousands)
Commercial loans	$560,370	$457,974
Real estate loans	371,593	281,480
Consumer loans	44,416	38,645
Federal funds sold—Term	30,000	40,000

	1,006,379	818,099
Allowance for loans losses	(12,269)	(10,064)
Deferred loan fees	(2,511)	(1,920)

Loans receivable, net	$991,599	$806,115

      At December 31, 2002 and 2001, the Company serviced loans sold to unaffiliated parties in the amounts of approximately $89.6 million and $70.6 million, respectively.

      Management believes that, as of December 31, 2002, the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth, and composition of the loan portfolio; the value of collateral; and current economic conditions. The Company’s lending is concentrated in consumer, commercial, construction, and real estate loans in greater Los Angeles. Although management believes the level of the allowance as of December 31, 2002 and 2001 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date.

      Activity in the allowance for loan losses is as follows:

	2002	2001	2000

	(Dollars in thousands)
Balance, beginning of year	$10,064	$11,975	$10,623
Provision for loan losses	4,800	1,400	2,250
Loans charged off	(3,571)	(4,105)	(1,782)
Recoveries of charge-offs	976	794	884

Balance, end of year	$12,269	$10,064	$11,975

      The following is a summary of the investment in impaired loans and the related allowance for loan losses:

	December 31

	2002	2001

	(Dollars in thousands)
Recorded investment in impaired loans	$4,799	$4,258
Related allowance for loan losses	2,967	1,309
Impaired loans without specific reserves	55	1,194

      The average recorded investment in impaired loans during the years ended December 31, 2002, 2001, and 2000 approximated $4.8 million, $4.3 million, and $11.5 million, respectively. Interest income of approximately $273,000, $513,000, and $1.1 million was recognized on impaired loans during the years ended December 31, 2002, 2001, and 2000, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

      Loans on nonaccrual status totaled approximately $5.8 million and $4.3 million at December 31, 2002 and 2001, respectively. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $203,000, $323,000, and $150,000 during the years ended December 31, 2002, 2001, and 2000, respectively. The Company is not committed to lend additional funds to debtors whose loans are impaired.

      Loans past due 90 days or more and still accruing interest totaled $617,000 and $719,000 at December 31, 2002 and 2001, respectively. There were no restructured loans at December 31, 2002 and 2001, respectively.

      The following is an analysis of all loans to officers and directors of the Company and their affiliates. In the opinion of management, all such loans were made under terms that are consistent with the Company’s normal lending policies.

	2002	2001

	(Dollars in thousands)
Outstanding balance, beginning of year	$3,725	$7,036
Credit granted, including renewals	668	245
Repayments	(1,748)	(3,556)

Outstanding balance, end of year	$2,645	$3,725

      Income from these loans totaled approximately $135,170 and $367,043 for the years ended December 31, 2002 and 2001, respectively, and is reflected in the accompanying consolidated statements of operations.

(5) Premises and Equipment

      The following is a summary of the major components of premises and equipment as of December 31:

	2002	2001

	(Dollars in thousands)
Land	$1,820	$1,820
Building and building improvements	3,034	3,034
Furniture and equipment	7,011	5,957
Leasehold improvements	5,155	4,592

	17,020	15,403
Accumulated depreciation and amortization	(8,780)	(7,589)

	$8,240	$7,814

(6) Deposits

      Time deposits by maturity are as follows at December 31, 2002 and 2001:

	2002	2001

	(Dollars in thousands)
Less than three months	$359,586	$324,722
After three months to six months	120,441	105,136
After six months to twelve months	94,561	82,008
After twelve months	8,896	6,339

Total	$583,484	$518,205

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

      A summary of interest expenses on deposits is as follows for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

	(Dollars in thousands)
Money market checking	$3,036	$2,610	$3,633
Savings	2,632	2,714	2,322
Time deposits of $100,000 or more	7,838	13,778	10,233
Other time deposits	7,034	13,785	14,494
Other borrowings	805	103	209

Total	$21,345	$32,990	$30,891

(7) Income Taxes

      A summary of income tax provision for 2002, 2001, and 2000 follows:

	2002	2001	2000

	(Dollars in thousands)
Current:
Federal	$8,410	$8,684	$9,249
State	1,071	2,060	2,770

	9,481	10,744	12,019
Deferred:
Federal	(390)	(60)	(1,150)
State	(79)	19	(81)

	(469)	(41)	(1,231)

Provision for income taxes	9,012	$10,703	$10,788

      As of December 31, 2002 and 2001, the federal and state deferred tax assets are as follows:

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Loan loss provision	$5,374	$3,940
Depreciation	421	427
State taxes	371	649
Other	154	73

	6,320	5,089
Deferred tax liabilities:
Purchase accounting	(181)	(201)
Unrealized gain on available-for-sale security	(1,134)	(638)
Other	(102)	—

	(1,417)	(839)
Valuation allowance	(680)	—

Net deferred tax	$4,223	$4,250

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

      Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax account, net of the valuation allowance.

      A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

	2002	2001	2000

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefits	2.4	4.9	6.8
Other	(2.8)	(1.0)	(0.8)

	34.6%	38.9%	41.0%

      At December 31, 2002 and 2001, net current tax payable of $876,000 and $520,000 were included in other liabilities in the Consolidated Statements of Financial Condition.

(8) Shareholders’ Equity

      The Bank adopted a Stock Option Plan (the Plan) in 1992, which was replaced by the Hanmi Financial Corporation Year 2000 Stock Option Plan, under which options to purchase shares of the Company’s common stock may be granted to key employees. The Plan provides that the option price shall not be less than the fair value of the Company’s stock on the effective date of the grant and will vest over five years. After ten years from grant, all unexercised options will expire.

      The following is a summary of the transactions under the stock option plan described above:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise	Number	Exercise
	Number	Price	Number	Price	of	Price
	of Shares	Per Share	of Shares	Per Share	Shares	Per Share

Options outstanding, beginning of year	1,199,168	$12.89	505,411	$13.27	247,359	$13.75
Prorate effect on options, due to stock dividend and stock split	107,255	11.82	310,485	7.90	27,210	12.39
Options granted	40,000	15.50	468,000	15.33	250,000	14.25
Options exercised	(222,022)	6.62	(71,378)	10.04	—	—
Options cancelled/expired	(55,895)	14.02	(13,350)	12.42	(19,158)	13.43

Options outstanding, end of year	1,068,506	10.64	1,199,168	12.89	505,411	13.27
Options exercisable at year-end	385,684	9.32	379,613	7.60	169,306	12.07

	Options Outstanding			Options exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$ 6.82 — $ 7.78	536,768	7.5 years	$7.64	262,088	$7.49
$ 7.79 — $ 8.12	45,383	6.6	8.12	20,992	8.12
$ 8.13 — $14.07	446,355	8.6	14.07	89,271	14.07
$14.08 — $15.50.	40,000	7.8	15.50	13,333	15.50

	1,068,506	7.9 years	10.64	385,684	9.32

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

      The number and price per share of outstanding options have not been adjusted to reflect the 2002 stock dividend (See Note 10).

(9) Regulatory Matters

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2002 and 2001, the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the institution’s category.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

      The actual capital ratios of the Company and the Bank at December 31 are as follows:

					To Be Categorized
					as Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2002:
Total capital (to risk-weighted assets):
Company	$132,162	12.14%	87,092	8.0%		N/A
Bank	129,914	11.94%	87,045	8.0%	$108,806	10.0%
Tier I capital (to risk-weighted assets):
Company	119,893	11.01%	43,558	4.0%		N/A
Bank	117,645	10.81%	43,532	4.0%	65,298	6.0%
Tier I capital (to average assets):
Company	119,893	8.50%	56,420	4.0%		N/A
Bank	117,645	8.34%	56,424	4.0%	70,531	5.0%
As of December 31, 2001:
Total capital (to risk-weighted assets):
Company	$111,536	12.87%	$69,331	8.0%		N/A
Bank	110,409	12.75%	69,276	8.0%	$86,595	10.0%
Tier I capital (to risk-weighted assets):
Company	101,472	11.71%	34,662	4.0%		N/A
Bank	100,344	11.59%	34,631	4.0%	51,947	6.0%
Tier I capital (to average assets):
Company	101,472	8.86%	45,811	4.0%		N/A
Bank	100,344	8.76%	45,819	4.0%	57,274	5.0%

      The average reserve balances required to be maintained with the Federal Reserve Bank were approximately $1.5 million and $2.0 million for the years ended December 31, 2002 and 2001, respectively.

(10) Earnings per Share

      The Company declared a 12% stock dividend on February 28, 2001 and a 3 for 2 stock splits on August 16, 2001, respectively. The Company declared 9% stock dividend on February 20, 2002.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

      The following is a reconciliation of the numerators and denominators (adjusted for 12% stock dividend and 3 for 2 split in 2001 and 9% stock dividend in 2002) of the basic and diluted per share computations at December 31, 2002, 2001, and 2000:

	Income	Weighted Average	Per Share
	(Numerator)	shares (Denominator)	Amount

	(Dollars in thousands, except per share data)
2002:
Basic EPS —
Income available to common shareholders	$17,030	13,823,785	$1.23
Effect of Diluted Securities —
Options		329,461	(0.03)

Diluted EPS —
Income available to common shareholders	$17,030	14,153,246	$1.20
2001:
Basic EPS —
Income available to common shareholders	$16,810	13,679,654	$1.23
Effect of Diluted Securities —
Options		245,648	(0.02)

Diluted EPS —
Income available to common shareholders	$16,810	13,925,302	$1.21
2000:
Basic EPS —
Income available to common shareholders	$15,523	13,593,739	$1.14
Effect of Diluted Securities —
Options		42,467	—

Diluted EPS —
Income available to common shareholders	$15,523	13,636,206	$1.14

(11) Retirement Plan

      The Company has a profit sharing and a 401(k) plan for the benefit of substantially all of its employees. Contributions to the profit sharing plan are determined by the board of directors. No contributions were made in 2002, 2001, and 2000.

      The Company matches 75% of participant contributions to the 401(k) plan up to 8% of each 401(k) plan participant’s annual compensation. The Company made contributions to the 401(k) plan for the years ended December 31, 2002, 2001, and 2000 of approximately $524,000, $484,000, and $383,000, respectively.

      In December, 2001, the Company purchased a single premium life insurance policy, Bank Owned Life Insurance (“BOLI), covering certain officers of the Company. The Company is the beneficiary under the policy. In the event of the death of a covered officer, the Company will receive the specified insurance benefit. The estate of the officer will be paid an amount by the Company based on recent compensation and length of service.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(12) Derivative Financial Instruments

      On April 3, 2002, the Company entered into an interest rate swap agreement, wherein the Company received a fixed interest rate of 8.52% at quarterly intervals, and paid Prime-based floating rates, at quarterly intervals on a notional amount of $30 million. The Company exercised the rights of swap termination on June 14, 2002. A total change in fair value of approximately $1.4 million was recognized through earnings for the year ended December 31, 2002. This swap was not designated as a hedge for accounting purposes.

(13) Commitments and Contingencies

      The Company leases its premises under noncancelable operating leases. At December 31, 2002, future minimum rental commitments under these leases and other operating leases are as follows:

Year:	Amount

(Dollars in thousands)
2003	$1,904
2004	1,523
2005	1,281
2006	916
2007	595

$6,219

      Rental expenses recorded under such leases in 2002, 2001, and 2000 amounted to approximately $1.8 million, $1.7 million, and $1.3 million, respectively.

      In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the financial position and results of operations of the Company.

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.

      Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties. At December 31, 2002 and 2001, the Bank had commitments to extend credit of approximately $115.8 million and $124.9 million, obligations under standby letters of credit of approximately $22.1 million and $6.0 million, commercial letters of credit of approximately $21.3 and $20.4 million, and commitments for credit card loans of approximately $790,000 and $3 million, respectively. In 2002, the Company obtained an additional line of credit of $18 million. Total credit line for borrowing amounted to $54 million at December 31, 2002.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

      Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts:

	December 31, 2002		December 31, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$122,772	$122,772	$81,206	$81,206
Federal Reserve Bank stock	2,945	2,945	2,423	2,423
Federal Home Loan Bank stock	1,634	1,634	739	739
Securities held to maturity	7,542	7,595	17,555	17,792
Securities available for sale	272,006	272,006	195,420	195,420
Loans receivable, net	991,599	998,269	806,115	811,057
Loans held for sale	12,540	12,540	14,947	14,947
Accrued interest receivable	5,533	5,533	5,408	5,408
Liabilities:
Noninterest-bearing deposits	$412,060	$412,060	$301,576	$301,576
Interest-bearing deposits	871,919	878,971	740,777	745,388
Other borrowed funds	34,450	34,450
Treasury, tax, and loan remittance	3,347	3,347	2,873	2,873
Accrued interest payable	3,385	3,385	4,726	4,726

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

(d) Loans

      Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The fair value of nonperforming loans at December 31, 2002 and 2001 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

(e) Federal Reserve Bank Stock

      The carrying amount approximates fair value, as the stocks may be sold back to the Federal Reserve Bank at carrying value.

(f) Federal Home Loan Bank Stock

      The carrying amount approximates fair value, as the stocks may be sold back to the Federal Home Loan Bank at carrying value.

(g) Deposits

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

(h) Securities Sold under Repurchase Agreements

      The carrying amounts approximate fair value due to the short-term nature of these instruments.

(i) Other Borrowed Funds

      The carrying amounts approximate fair value due to the short-term nature of these instruments.

(j) Loan Commitments and Standby Letters of Credit

      The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans. The fair value of loan commitments and standby letters of credit is immaterial at December 31, 2002 and 2001.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(b) Trade Finance Services (TFS)

      The Trade Finance department allows the Company’s import/ export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/ export financing.

(c) Small Business Administration Lending Service (SBA)

      The SBA department provides customers of the Bank access to the United States SBA guaranteed lending program.

	Business segment

	Banking
	operations	TFS	SBA	Company

	(Dollars in thousands)
2002:
Net interest income	$43,321	$1,583	$3,358	$48,262
Less provision for loan losses	5,622	(273)	(549)	4,800
Other operating income	16,416	2,739	1,758	20,913

Net revenue	54,115	4,595	5,665	64,375
Other operating expenses	35,068	1,634	1,631	38,333

Earnings before taxes	19,047	2,961	4,034	26,042
Total assets	$1,330,374	$46,270	$79,654	$1,456,298

	Business segment

	Banking
	operations	TFS	SBA	Company

	(Dollars in thousands)
2001:
Net interest income	$37,992	$1,687	$4,275	$43,954
Less provision for loan losses	870	588	(58)	1,400
Other operating income	14,579	2,144	264	16,987

Net revenue	51,701	3,243	4,597	59,541
Other operating expenses	30,314	1,515	199	32,028

Earnings before taxes	$21,387	$1,728	$4,398	$27,513
Total assets	$1,054,295	$33,328	$71,136	$1,158,760

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

	Business segment

	Banking
	operations	TFS	SBA	Company

	(Dollars in thousands)
2000:
Net interest income	$36,002	$1,966	$3,570	$41,538
Less provision for loan losses	1,002	89	1,159	2,250
Other operating income	11,294	2,208	1,317	14,819

Net revenue	46,294	4,085	3,728	54,107
Other operating expenses	24,536	1,592	1,668	27,796

Earnings before taxes	$21,758	$2,493	$2,060	$26,311
Total assets	$933,041	$33,365	$68,203	$1,034,610

(16) Condensed Financial Information of Parent Company

Statement of Financial Condition

	December 31, 2002	December 31, 2001

	(Dollars in thousands)
Assets:
Cash	$1,893	$409
Receivable from Hanmi Bank		367
Investment in Pacific International Bank	350	350
Investment in Hanmi Bank	122,221	103,747
Other assets	11	—

Total assets	124,475	104,873
Liabilities	6	—
Shareholders’ equity	124,469	104,873

Total liabilities and shareholder’s equity	$124,475	$104,873

Statement of Operations

	2002	2001

	(Dollars in thousands)
Equity in earnings of Hanmi Bank	$17,371	$17,279
Other expense, net	(341)	(469)

Net income	$17,030	$16,811

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Statement of Cash Flows

	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$17,030	$16,810
Adjustments to reconcile net income to net cash used in operating activities:
Earnings of Hanmi Bank	(17,371)	(17,279)
(Increase) decrease in receivable from Hanmi Bank	368	(368)
(Increase) in other assets	(11)	—
Increase (decrease) in liabilities	6	(38)

Net cash provided by/(used in) operating activities	22	(875)
Cash flows from investing activities — Dividends received from Hanmi Bank
Dividends received from Hanmi Bank	—	500
Purchase of minority interest in Pacific International Bank	—	(350)

Net cash provided by investing activities	—	150
Cash flows from financing activities — Proceeds from issuance of common stocks
Proceeds from issuance of common stocks	1,469	717
Cash paid for stock retirement		(345)
Cash paid for fractional shares on dividends	(7)	(7)

Net cash provided by financing activities	1,462	365

Net (decrease) increase in cash	1,484	(360)
Cash, beginning of year	409	769

Cash, end of year	$1,893	$409

(17) Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data follows:

	March 31	June 30	September 30	December 31

	(Dollars in thousands, except share amounts)
2002:
Net interest income	$11,334	$11,820	$12,805	$12,303
Provision for credit losses	1,050	1,050	1,050	1,650
Net income	4,123	2,974	5,141	4,792
Basic earnings per share	.30	.22	.37	.34
Diluted earnings per share	.29	.21	.37	.33
2001:
Net interest income	$10,961	$10,272	$11,679	$11,041
Provision for credit losses	50	250	700	400
Net income	3,946	4,219	4,415	4,230
Basic earnings per share	.29	.31	.32	.31
Diluted earnings per share	.28	.30	.32	.31

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 28, 2003.

Hanmi Financial Corporation

By:	/s/ CHUNG HOON YOUK

Chung Hoon Youk
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2003.

/s/ CHUNG HOON YOUK Chung Hoon Youk President and Chief Executive Officer (principal executive officer)	/s/ YOUNG KU CHOE ----------------------------------------------------- Yong Ku Choe Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ EUNG KYUN AHN Eung Kyun Ahn Director	/s/ I JOON AHN ----------------------------------------------------- I Joon Ahn Director

/s/ STUART S. AHN Stuart S. Ahn Director	/s/ GEORGE S. CHEY ----------------------------------------------------- George S. Chey Director

/s/ KI TAE HONG Ki Tae Hong Director	/s/ JOON H. LEE ----------------------------------------------------- Joon H. Lee Director

/s/ RICHARD B. C. LEE Richard B. C. Lee Director	/s/ CHANG KYU PARK ----------------------------------------------------- Chang Kyu Park Director

/s/ JOSEPH K. RHO Joseph K. Rho Director	/s/ WON R. YOON ----------------------------------------------------- Won R. Yoon Director

Certification of Chief Executive Officer

I, Chung Hoon Youk, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Hanmi Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; an

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHUNG HOON YOUK

Chung Hoon Youk
Chief Executive Officer

Date:

Certification of Chief Financial Officer

I, Yong Ku Choe, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Hanmi Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ YONG KU CHOE

Yong Ku Choe
Chief Financial Officer

Date:

EXHIBIT INDEX

Exhibit
Number

3 (i)	Certificate of Incorporation of the Registrant(1)
3 (ii)	Bylaws of the Registrant(1)
4.1	Specimen Certificate of Registrant(1)
10.1	Employment Agreement with Chung Hoon Youk
10.2	Hanmi Financial Corporation Year 2000 Stock Option Plan(2)
21	Subsidiaries of the Registrant(1)
23.1	Consent of KPMG LLP
23.2	Consent of Deloitte & Touche LLP
99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed and incorporated by reference herein from Registrant’s Registration Statement on Form S-4 (No. 333-32770).

(2)	Previously filed and incorporated by reference herein from Registrant’s Registration Statement on Form S-8 (No. 333-44320 and 44090).