Form 10-Q
period 2003-03-31
HANMI FINANCIAL CORP
filed 2003-05-14
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMSSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or

( )	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                  to

Hanmi Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4788120

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3660 Wilshire Boulevard, Suite PH-A, Los Angeles, California	90010

(Address of Principal executive offices)	(Zip Code)

(213) 382-2200

(Registrant’s telephone number, including area code)

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

Yes   ( X )                 No   (  )

As of March 31, 2003, there were approximately 14,007,839 outstanding shares of the issuer’s Common Stock, with par value of $0.001.

FORM 10-Q

INDEX

HANMI FINANCIAL CORPORATION

			Page
Part I	FINANCIAL INFORMATION
	Item 1.	FINANCIAL STATEMENTS
		Consolidated Statements of Financial Condition -
		March 31, 2003 and December 31, 2002	3
		Consolidated Statements of Operations and Comprehensive Income -
		Three Months Ended March 31, 2003 and 2002	4
		Consolidated Statements of Cash Flows -
		Three Months Ended March 31, 2003 and 2002	5
		Notes to Consolidated Financial Statements	6
	Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
	Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
Part II	OTHER INFORMATION
	Other Information		26
	Signature		28

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and due from banks	56,865	67,772
Federal funds sold	3,000	55,000

Cash and cash equivalents	59,865	122,772
Term federal funds sold	28,000	30,000
Federal Reserve Bank stock	2,945	2,945
Federal Home Loan Bank stock	1,738	1,634
Securities held to maturity, at amortized cost (fair value: March 31, 2003-$1,885; December 31, 2002-$7,596)	1,865	7,542
Securities available-for-sale, at fair value	377,618	272,006
Loans receivable, net of allowance for loan losses:
March 31, 2003- $13,142; December 31, 2002-$12,269	1,019,182	961,599
Loan held for sale	14,829	12,540
Due from customers on acceptances	5,325	4,472
Bank premises and equipment	8,876	8,240
Accrued interest receivable	5,871	5,533
Deferred income taxes	4,200	4,223
Servicing assets	2,122	2,065
Bank-owned life insurance-cash surrender value	10,764	10,637
Other assets	8,635	10,090

Total	1,551,835	1,456,298

Liabilities and Shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	402,345	412,060
Interest-bearing
Savings	100,372	98,121
Time deposit $100,000 and over	336,608	323,544
Other time deposits	315,849	259,940
Money market checking	185,006	190,314

Total deposits	1,340,180	1,283,979

Accrued interest payable	3,449	3,385
Acceptances outstanding	5,325	4,472
Other borrowed funds	69,503	37,797
Other liabilities	5,341	2,197

Total liabilities	1,423,798	1,331,830

Common stock, $.001par value; authorized, 50,000,000 shares; issued and outstanding, 14,007,839 shares, and 13,915,433 shares at March 31, 2003 and December 31, 2002, respectively	14	14
Additional paid in capital	100,617	99,941
Accumulated other comprehensive income
Unrealized gain on securities available-for-sale, net of taxes of $1,157 and $1,134 at March 31, 2003 and December 31, 2002, respectively	2,149	2,105
Retained earnings	25,257	22,408

Total shareholders’ equity	128,037	124,468

Total	1,551,835	1,456,298

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE QUARTER ENDED MARCH 31, 2003 AND 2002
(dollars in thousands)

	2003	2002

Interest income
Interest and fees on loans	$14,273	$12,901
Interest on investments	2,879	2,860
Interest on term federal funds sold	125	220
Interest on federal funds sold	181	148

Total interest income	17,458	16,129
Interest expense	5,312	4,928

Net interest income before provision for loan losses	12,146	11,201
Provision for loan losses	1,180	1,050

Net interest income after provision for loan losses	10,966	10,151
Noninterest income:
Service charges on deposit account	2,463	2,185
Gain on sales of loans	444	400
Gain on sales of available-for-sale securities	151	573
Trade finance fees	746	555
Remittance fees	212	161
Other service charges and fees	258	235
Bank owned life insurance income	127	133
Other income	101	85

Total noninterest income	4,502	4,327
Noninterest expenses
Salaries and employee benefits	4,683	4,222
Occupancy and equipment	1,185	1,063
Data processing	760	655
Supplies and communications	412	313
Professional fees	297	227
Advertising and promotion	412	332
Loan referral fee	226	152
Other operating	970	751

Total noninterest expenses	8,945	7,715

Income before income taxes provision	6,523	6,763
Income taxes provision	2,283	2,640

Net income	$4,240	$4,123

Other comprehensive (loss) income, net of tax of $24 at March 31, 2003 and $(737) at March 31, 2002;
Holding gain (loss) arising during the period	(19)	(1,012)
Less reclassification adjustment for realized gain on securities available-for-sale included in net income	77	139
Unrealized gain on cash flow hedge	140	—

Other Comprehensive income (loss)	44	(1,151)

Total comprehensive income	$4,284	$2,972

Earnings per share:
Basic	$0.30	$0.30
Diluted	$0.30	$0.29

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2003 AND 2002
(dollars in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,240	$4,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	390	359
Provision for loan losses	1,180	1,050
Provision for other real estate owned losses	—	—
Federal Home Loan Bank stock dividend	(104)	(11)
Gain on sale of securities available for sale	(151)	(573)
Gain on sale of loans	(444)	(400)
Loss on sale of fixed assets	3	—
Origination of loans held for sale	(10,721)	(4,119)
Proceeds from sale of loans held for sale	8,875	6,992
Change in:
Accrued interest receivable	(338)	112
Other assets	1,271	(1,167)
Accrued interest payable	64	(1,469)
Other liabilities	3,144	2,338

Net cash provided by operating activities	7,409	7,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured term federal funds sold	2,000	—
Proceeds from matured or called securities available for sale	39,025	18,255
Proceeds from matured or called securities held to maturity	5,678	10,706
Proceeds from sale of securities available for sale	270	8,661
Net increase in loans receivable	(58,763)	(43,578)
Purchase of securities available for sale	(144,688)	(27,611)
Purchase of securities held to maturity	—	(8,711)
Purchases of premises and equipment	(1,029)	(217)

Net cash used in investing activities	(157,507)	(42,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	56,201	50,189
Proceeds from exercise of stock options	682	95
Cash dividends paid	(1,398)	—
Stock dividend paid in cash for fractional shares	—	(7)
Proceeds from other borrowed funds	31,706	7,627

Net cash provided by financing activities	87,191	57,904

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,907)	22,644
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	122,772	81,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,865	$103,850

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,248	$6,397
Income taxes paid	219	1,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING AND FINANCING ACTIVITIES -
Transfer of retained earnings to common stock for stock dividend		$17,390

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

     Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of the Los Angeles, Orange, San Diego and Santa Clara counties. Hanmi Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank’s client base reflects the multi-ethnic composition of these communities. The Hanmi Bank currently has fourteen full-service branch offices located in Los Angeles, Orange, San Diego and Santa Clara counties. Of the fourteen offices, Hanmi Bank opened eleven as de novo branches and acquired the other three through acquisition.

Note 2. Basis of Presentation

     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary (the “Company”) reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended March 31, 2003, but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

     Certain reclassifications were made to the prior period presentation to conform to the current period’s presentation.

Note 3. Employee Stock based Compensation

     The Company measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for the Company’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated for the quarters as follows:

	March 31,	March 31,
	2003	2002

Net income:
As reported	$4,240	$4,123
Stock based compensation expense	184	198

Pro forma	$4,056	$3,925
Earnings per share:
As reported:
Basic	$0.30	$0.30
Diluted	$0.30	$0.29
Pro forma:
Basic	$0.29	$0.29
Diluted	$0.29	$0.28

Note 4. Earnings Per Share

     Earnings per share is calculated on both a basic and diluted basis. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury.

The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the quarters indicated.

	Three Months Ended March 31,
	Weighted average
	Income	shares	Per share
	(numerator)	(denominator)	amount

	(dollars in thousands, except per share data)
2003:
Basic EPS—
Income available to common shareholders	$4,240	13,921,043	$0.30
Effect of Diluted Securities— Options		308,416	(0.00)

Diluted EPS—
Income available to common shareholders	$4,240	14,229,459	$0.30
2002:
Basic EPS—
Income available to common shareholders	$4,123	13,701,639	$0.30
Effect of Diluted Securities— Options		336,515	(0.01)

Diluted EPS—
Income available to common shareholders	$4,123	14,038,154	$0.29

Note 5. Derivative Financial instruments

     The Company has entered interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of March 31, 2003, the Company had two interest rate swap agreements with a total notional amount of $40 million, wherein the Company receives a fixed rate of 5.77% and 6.37% at quarterly intervals, for each $20 million notional amount, respectively. The Company pays a floating rate at quarterly intervals based on the Wall Street Journal published Prime Rate.

     At March 31, 2003, the fair value of the interest rate swaps was in a favorable position of approximately $215,000. A total of $140,000, net of tax, is included in other comprehensive income. The fair value of the interest rate swap is included in other assets in the accompanying consolidated statements of financial condition.

Note 6. Current Accounting Matters

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and an interpretation of ARB No. 51(FIN 46). This Interpretation, provides guidance to improve financial reporting for Special Purpose Entities, Off-Balance Sheet Structures and Similar Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe it has any variable interest entities.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of the Company’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Presently, the Company does not intend to adopt the fair value method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition for the three months ended March 31, 2003. This analysis should be read in conjunction with the Company’s Annual Report included in Form 10-K for the year ended December 31, 2002 and with the unaudited financial statements and notes as set forth in this report.

Critical Accounting Policies

     We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

     We believe the allowance for loan losses is the critical accounting policies that require the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements.

Selected Financial Data

     The following table sets forth-certain selected financial data concerning the Company for the periods indicated:

	For the Three Months Ended

(dollars in thousand)	March 31, 2003	March 31, 2002

AVERAGE BALANCES:
Average net loans	$990,680	$801,100
Average investment securities	322,711	217,262
Average assets	1,491,668	1,183,976
Average deposits	1,319,906	1,059,934
Average equity	125,176	106,008
PERFORMANCE RATIOS:
Return on average assets (1)	1.14%	1.41%
Return on average equity (1)	13.55%	15.77%
Net interest margin (2)	3.47%	4.11%
CAPITAL RATIOS (3)
Leverage capital ratio	8.30%	8.95%
Tier 1 risk-based capital ratio	10.75%	11.59%
Total risk-based capital ratio	11.90%	12.67%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.25%	1.13%
Allowance for loan losses to non-accrual loans	178.05%	231.30%
Total non-performing assets (4) to total assets	0.61%	0.37%

(1)	Calculations are based upon annualized net income.

(2)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(3)	The required ratios for a “well-capitalized” institution are 5% leveraged capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(4)	Nonperforming assets consist of nonperforming loans, which include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned.

Forward-Looking Information

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the

Company is subject. For additional information concerning these factors, see “Interest Rate Risk Management”, and “Liquidity and Capital Resources” contained in the Company’s annual 10-K.

Dividends

     On February 20, 2003, the Company declared a quarterly common stock cash dividend of $0.10 per share for the first quarter of 2003. The dividend was paid on April 15, 2003 to shareholders of record on April 1, 2003. The company anticipates declaring a similar or equivalent cash dividend for the rest of the quarters of 2003. The future dividend payout is subject to the Company’s future earnings and legal requirements.

Results of Operation

     The Company’s net income for the quarter ended March 31, 2003 was $4.2 million or $0.30 per diluted share compared to $4.1 million or $0.29 per diluted share for the quarter ended March 31, 2002. The increase in net income for 2003 as compared to 2002 was primarily due to the increase in loan volume and reduction in the effective tax rate, which was offset by the lower interest margin. The annualized return on average assets was 1.14% for the first quarter of 2003 compared to a return on average assets of 1.41% for the first quarter of 2002, a decrease of 27 basis points. The annualized return on average equity was 13.55% for the first quarter of 2003, compared to a return on average equity of 15.77% for the same period in 2002, a decrease of 222 basis points.

Net Interest Income

     The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other borrowed funds. When net interest income is expressed as a percentage of average interest-earning assets, the result is the net interest margin. The net interest spread is the yield on average interest-earning assets less the average cost of interest-bearing deposits and borrowed funds.

     For the first three months ended March 31, 2003, the Company’s net interest income before provision for loan losses was $12.1 million. This represented an increase of $945,000 or 8.44% over net interest income of $11.2 million for the three months ended March 31, 2002. The interest rate spread decreased to 2.80% for the three months ended March 31, 2003, from 3.37% for the same period in 2002. The change was primarily due to decrease on interest received on loans and investments. The net interest margin also decreased to 3.47% for the three months ended March 31, 2003, from 4.11% for the same period in 2002 due to an increase in the volume of interest earning assets with lower interest rates.

     Total interest income increased $1.3 million or 8.24% to $17.5 million for the three months ended March 31, 2003 from $16.1 million for the three months ended March 31, 2002. The increase was primarily the result of an increase in volume of interest earning assets. The interest-earning assets increased by $310.2 million or 28.48% to $1.4 billion compared to $1.1 billion a year ago.

     The Company’s interest expense on deposits for the quarter ended March 31, 2003 increased by approximately $384,000 or 7.79% to $5.3 million from $4.9 million for the quarter ended March 31, 2002. The increase reflected an increase in the volume of interest-bearing deposits and borrowings, which was offset by the decrease in interest paid to depositors. Average interest-bearing liabilities were $971.8 million for the first quarter of 2003, which represented an increase of $199.8 million or 25.88% from average interest-bearing liabilities of $772.0 million for the first quarter of 2002.

     The cost of average interest-bearing liabilities decreased to 2.19% for the first quarter ended March 31, 2003, compared to a cost of 2.55% for the same period of 2002. Overall interest on deposits decreased mainly due to repricing of interest rates on long-term certificates of deposit to the current low interest rates as the deposits matured.

     The table below represents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	For the quarter ended March 31,
		2003			2002
		Interest			Interest
	Average	Income/	Average	Average	Income/
	Balance	Expense	Rate/Yield	Balance	Expense

	(Dollars in Thousands)
Assets:
Earning assets:
Net Loans (1)	$990,680	$14,273	5.76%	$801,100	$12,901
Municipal securities (2)	22,521	238	4.23%	34,268	443
Obligations of other U.S. govt	58,306	495	3.40%	14,147	212
Other debt securities	237,305	2,081	3.51%	165,680	2,148
Equity securities	4,580	66	5.76%	3,167	47
Federal funds sold	54,587	180	1.32%	31,942	148
Term federal funds sold	31,322	125	1.60%	36,778	220
Commercial paper	—	—	—	1,166	8
Interest-earning deposits	—	—	—	845	2

Total interest earning assets:	1,399,301	17,458	4.99%	1,089,093	16,129
Liabilities:
Interest-bearing liabilities
Money market deposits	$215,723	$701	1.30%	$142,093	$562
Savings deposits	97,641	602	2.47%	88,502	670
Time certificates of deposits $100,000 or more	320,569	1,742	2.17%	298,304	1,893
Other time deposits	302,224	1,943	2.57%	234,811	1,727
Other borrowing	35,605	324	3.64%	8,293	76

Total interest-bearing liabilities	971,762	5,312	2.19%	772,003	4,928
Net interest income		$12,146			$11,201

Net interest spread (3)			2.80%
Net interest margin (4)			3.47%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the quarter ended March 31,
			2001
			Interest
	Average	Average	Income/	Average
	Rate/Yield	Balance	Expense	Rate/Yield

	(Dollars in Thousands)
Assets:
Earning assets:
Net Loans (1)	6.44%	$638,976	$15,571	9.75%
Municipal securities (2)	5.17%	24,447	340	5.56%
Obligations of other U.S. govt	5.99%	67,259	1,046	6.22%
Other debt securities	5.19%	151,926	2,505	6.60%
Equity securities	5.94%	2,651	43	6.49%
Federal funds sold	1.85%	58,532	841	5.75%
Term federal funds sold	2.39%	—	—	—
Commercial paper	2.74%	9,779	167	6.83%
Interest-earning deposits	0.95%	—	—	—

Total interest earning assets:	5.92%	953,570	20,513	8.60%
Liabilities:
Interest-bearing liabilities
Money market deposits	1.58%	$94,408	$770	3.26%
Savings deposits	3.03%	70,838	688	3.88%
Time certificates of deposits $100,000 or more	2.54%	259,694	4,293	6.61%
Other time deposits	2.94%	284,360	4,165	5.86%
Other borrowing	3.67%	2,702	36	5.33%

Total interest-bearing liabilities	2.55%	712,002	9,952	5.59%
Net interest income			$10,561

Net interest spread (3)	3.37%			3.01%
Net interest margin (4)	4.11%			4.43%

(1)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $730,000 and $650,000 for the three months ended March 31, 2003 and 2002, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)	Yields on tax-exempt income have not been computed on a tax equivalent basis.

(3)	Represents the average rate earned on interest-bearing assets less the average rate paid to interest-bearing liabilities

(4)	Represents annualized net interest income as percentage of average interest-earning assets.

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

	For the three months ended March 31,
		2003 vs. 2002			2002 vs. 2001
		Increases (Decreases)			Increases (Decreases)
		Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in Thousands)
Interest Income:
Net Loans	2,830	(1,458)	1,372	3,704	(6,491)	(2,787)
Municipal securities	(134)	(72)	(206)	128	(26)	102
Obligations of other U.S. govt	410	(127)	283	(797)	(37)	(834)
Other debt securities	717	(784)	(67)	96	(452)	(356)
Equity securities	20	(1)	19	8	(4)	4
Federal funds sold	84	(51)	33	(278)	(414)	(692)
Term federal funds sold	(28)	(67)	(95)	337	—	337
Commercial paper	(4)	(4)	(8)	(94)	(66)	(160)
Interest-earning deposits	—	(2)	(2)	2	—	2

	3,895	(2,566)	1,329	3,106	(7,490)	(4,384)
Interest expense:
Money market	253	(114)	139	290	(497)	(207)
Savings	65	(133)	(68)	151	(169)	(18)
Time certificates of deposits over $100,000	134	(286)	(152)	562	(2,962)	(2,400)
Other time deposits	453	(236)	217	(632)	(1,807)	(2,439)
Other borrowing	248	—	248	54	(14)	40

	1,153	(769)	384	425	(5,449)	(5,024)

Change in net interest income	2,742	(1,797)	945	2,681	(2,041)	640

Provision for loan losses

     For the three months ended March 31, 2003, the Company made an additional provision of $1.2 million. The Company’s management believes that the allowances are sufficient for the inherent losses at March 31, 2003. (See Allowance and provision for loan losses)

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposit accounts, fees charged on trade finance, and gain on sale of loans and investment securities. Non-interest income increased approximately $175,000 or 4.04% to $4.5 million for the quarter ended March 31, 2003 from $4.3 million for the same period in 2002.

     Service charges on deposit accounts increased approximately $278,000 or 12.72% during the first three months ended March 31, 2003 to $2.5 million compared to $2.2 million during the same period in 2002. The increase was primarily due to expansion of branch network and increase in accounts within existing branches as the bank grows.

     Gain on sale of loans increased approximately $44,000 or 11% during three months ended March 31, 2003 to $444,000, compared to $400,000 during the same period in 2002. The company sells the guaranteed portion of the SBA loans in the government securities secondary markets, while the Company retains servicing rights. During the first quarter of 2003, the secondary market for these loans provided a favorable premium compared to the prior period and, therefore, the Company sold SBA loans in its portfolio. The Company currently plans to keep selling a significant number of its SBA loans in coming quarters as long as the secondary market is favorable.

     During the first quarter of 2003, the Company sold a part of Worldcom (“Worldcom”) corporate bond, which had defaulted in January 2002. The Company sold the bond at a gain of $151,000, because an impairment charge was taken in the prior year.

     Trade finance fees increased by $191,000 or 34.41% to $746,000 compared to $555,000 during the same period in 2002. The increase was primarily due to growing activity in international trade as countries in the Asian-Pacific region are recovering from the economic crisis.

     At December 31, 2001, the Company invested $10 million in bank owned life insurance (“BOLI”). BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. During the first quarter of 2003, cash surrender value on life insurance purchased increased by $127,000.

     Other income increased approximately $16,000 or 18.82% during three months ended March 31, 2003, to $101,000 from $85,000 thousand during the same period in 2002. As a part of the Company’s continuing effort to expand non-interest income, the Company introduced non-depository products, such as mutual funds and annuities, and credit cards to customers, and generated income of $53,000 from such activity during the first quarter of 2003, representing increase of 6% compared to $50,000 during the same period in 2002.

     The breakdown of non-interest income by category is reflected below:

	For the three
	months ended
	March 31,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Service charges on deposit accounts	$2,463	$2,185	$278	12.72%
Gain on sales of loans	444	400	44	11.00%
Gain on sales of available-for-sales securities	151	573	(422)	-73.65%
Trade finance fees	746	555	191	34.41%
Remittance fees	212	161	51	31.68%
Other service charges and fees	258	235	23	9.79%
Bank owned life insurance income	127	133	(6)	-4.51%
Other income	101	85	16	18.82%

Total	$4,502	$4,327	$175	4.04%

Non-interest Expenses

     Non-interest expenses for the first quarter of 2003 increased approximately $1.2 million or 15.94% to $8.9 million from $7.7 million for the same period in 2002. This increase was primarily due to expanding branch network and internal growth.

     Salaries and employee benefits expenses for the first quarter of 2003 increased approximately $461,000 or 10.92% to $4.7 million from $4.2 million for the same period in 2002. This increase was primarily due to addition of new employees at the new branches in Torrance and Santa Clara.

     The occupancy and equipment expenses for the first quarter of 2003 increased approximately $122,000 or 11.48% to $1.2 million from $1.1 million for the same period in 2002. This increase is also a result of the Company’s recent expansion of new branches as well as annual adjustment of existing leases for other branch premises.

     Data processing fees for the first quarter of 2003 increased by approximately $105,000 or 16.03% to $760,000 from $655,000 during the same period in 2002. Additional expense was incurred primarily due to increase in Company’s recent expansion of new branches and internal growth.

     Other operating expenses increased by approximately $219,000 or 29.16% to $970,000 from $751,000 during the same period in 2002. The increase was mainly due to expansion of branch network and internal growth. Among other expenses, correspondent bank charges, corporate administration expense, transportation expense, and credit card related expenses increased over the same period in 2002.

     The breakdown of non-interest expense by category is reflected below:

	For the three
	months ended
	March 31,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Salaries & employee benefits	$4,683	$4,222	$461	10.92%
Occupancy and equipment	1,185	1,063	122	11.48%
Data processing	760	655	105	16.03%
Supplies and communications	412	313	99	31.63%
Professional fees	297	227	70	30.84%
Advertising and promotion	412	332	80	24.10%
Loan referral fee	226	152	74	48.68%
Other operating	970	751	219	29.16%

Total noninterest expenses	$8,945	$7,715	$1,230	15.94%

Provision for Income Taxes

     For the quarter ended March 31, 2003, the Company recognized a provision for income taxes of $2.3 million on net income before tax of $6.5 million, representing an effective tax rate of 35%, compared to a provision of $2.6 million on pretax net income of $6.8 million, representing an effective tax rate of 39%, for the same quarter of 2002. The lower tax rate in 2002 compared to 2001 was primarily due to an income tax benefit generated from a Real Estate Investment Trust, a special purpose subsidiary of the Bank, which provides flexibility to raise additional capital in a tax efficient manner.

Financial Condition

Summary of Changes in Balance Sheets March 31, 2003 compared to December 31, 2002

     At March 31, 2003, the Company’s total assets increased by $95.5 million or 6.56% to $1,551.8 million from $1,456.3 million at December 31, 2002. Loans, net of unearned loan fees, allowance for loan losses and loans held for sale, totaled $1,019.2 million at March 31, 2003, which represents an increase of $57.6 million or 5.99% from $961.6 million at December 31, 2002. Total deposits also increased by $56.2 million or 4.38% to $1,340.2 million at March 31, 2003 from $1,284.0 million at December 31, 2002.

Investment Security Portfolio

     The Company classified its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Those securities that the Company has the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. The Company owned no trading securities at March 31, 2003. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company are U.S. agencies, municipal bonds, mortgage-backed securities, collateralized mortgage obligation and asset-backed securities and others.

     As of March 31, 2003, held-to-maturity securities totaled $1.9 million and available-for-sale securities totaled $377.6 million, compared to $7.5 million and $272.0 million at December 31, 2002, respectively.

	At March 31, 2003			At December 31, 2002
	Amortized Cost	Fair Value	Gain(Loss)	Amortized Cost	Fair Value	Gain(Loss)

	(dollars in thousands)
HELD-TO-MATURITY
Corporate bonds	$—	$—	$—	$4,997	$4,983	$(14)
Municipal bonds	690	689	(1)	1,088	1,126	38
Mortgage-backed securities	1,175	1,196	21	1,457	1,487	30

Total	1,865	1,885	20	7,542	7,596	54
AVAILABLE-FOR-SALE
U.S. agencies	$59,185	$59,865	$680	$53,408	$53,901	$493
Corporate bonds	5,474	6,036	562	594	1,188	594
Municipal bonds	24,599	24,891	292	17,810	18,237	427
Mortgage-backed securities	131,713	132,634	921	78,112	79,173	1,061
Collateralized mortgage obligation	135,066	135,694	628	102,212	102,877	665
Asset-backed securities	1,491	1,491	—	1,630	1,630	—
Other	16,999	17,007	8	15,000	15,000	—

Total	$374,527	$377,618	$3,091	$268,766	$272,006	$3,240

Loan Portfolio

     The Company carries all loans at face amount, less payment collected, net of deferred loan origination fees and costs, and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

     The Company’s net loans, including loans held for sale, were $1,034.0 million at March 31, 2003. This represented an increase of $59.9 million or 6.15% over net loans of $974.1 million at December 31, 2002.

     Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, were approximately $592.3 million at March 31, 2003, which represented an increase of $19.4 million or 3.39% from $572.9 million at December 31, 2002.

     Real estate loans increased by $40.6 million or 10.93% to $412.2 million at March 31, 2003 from $371.6 million at December 31, 2002. This increase was due to increase in residential mortgage loans and commercial property loans to take advantage of the decreasing interest rate environment.

     The following table shows the Company’s loan composition by type including loans held for sale:

	March 31,	December 31,	Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Real estate loans;
Construction	$38,704	$39,237	(533)	-1.36%
Commercial property	313,071	284,465	28,606	10.06%
Residential property	60,380	47,891	12,489	26.08%
Commercial and industrial loans (1)	592,322	572,910	19,412	3.39%
Consumer loans	45,497	44,416	1,081	2.43%

Total loan	$1,049,974	$988,919	61,055	6.17%
Unearned income on loans, net of costs	(2,821)	(2,511)
Less: Allowance for loan losses	(13,142)	(12,269)

Net loans receivable	$1,034,011	$974,139

(1)	Amount included loans held for sale, at the lower of cost or market, of $14,829 million and $12,540 million at March 31, 2003 and December 31, 2002.

     At March 31, 2003, accruing loans 90 days past due or more were $2.0 million, and increased by $1.4 million from $617,000 at December 31, 2002. This increase was mainly due to a $1.3 million loan to a low-income housing project, which should have been paid off through the city’s subsidy fund. The management anticipated this matter will be resolved in the second quarter of 2003, since it related to a procedural delay.

     Non-accrual loans were $7.4 million at March 31, 2003, increased by $1.5 million from $5.9 million at December 31, 2002. Increase was due to two real estate secured loans that were newly placed into non-accrual loan pool, and the Company provided specific reserves for these loans as of March 31, 2003.

     The table below shows the composition of the Company’s nonperforming assets as of the dates indicated.

	March 31, 2003	December 31, 2002

	(dollars in thousand)
Nonaccrual loans	$7,381	$5,858
Loans past due 90 days or more, still accruing	2,045	617

Total Nonperforming Loans	9,426	6,475
Other real estate owned	0	0

Total Nonperforming Assets	$9,426	$6,475

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

     As of March 31, 2003, the allowance for loan losses was $13.1 million or 1.25% of gross loans. This represents an increase of 1 basis point compared to 1.24% at December 31, 2002. The increase of the allowance was primarily due to the increase of Substandard and Doubtful grade loans from $16.9 million and $2.5 million to $19.0 million and $2.9 million respectively, and the increase of specific allocation from $2.0 million to $2.5 million, which was mitigated by the fact that certain loan loss factors on non-classified loans decreased.

     The loan loss estimation based on historical losses and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan and lease portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

     The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of March 31, 2003.

	March 31,	December 31,
	2003	2002

Allowance:
Balance – beginning of period	$12,269	$10,840
Loans charged off	605	496
Less: Recoveries on loans previous charged off	297	275

Net loans charged-off	307	2,595
Add: Provision for loan losses	1,180	1,650

Balance - end of period	$13,142	$12,269

Asset Quality Ratio:
Net loan charge-offs to average total loans	0.03%	0.25%
Allowance for loan losses to total loans at end of period	1.25%	1.24%
Net loan charge-offs to allowance for loan losses at the end of period	2.34%	1.80%
Allowance for loan losses to nonperforming loans	139.42%	189.48%

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

Deposits

     At March 31, 2003, the Company’s total deposits were $1,340.2 million. This represented an increase of $56.2 million or 4.38%, from total deposits of $1,284.0 million at December 31, 2002. Demand deposits totaled $402.3 million, representing a decrease of approximately $9.7 million or 2.36% from total demand deposits of $412.0 million at December 31, 2002.

     Time certificates of deposit of $100,000 or more totaled $336.6 million at March 31, 2003. This represented an increase of approximately $13.1 million or 4.04%, compared to $323.5 million at December 31, 2002. Other time deposits also increased by $55.9 million or 21.51% to $315.8 million from $259.9 million at December 31, 2002. Overall increase was primarily due to expansion of branch network and the result of special deposit campaign on time deposit during the first quarter of 2003.

	March 31,	December 31,	Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Demand, noninterest-bearing, deposits	$402,345	$412,060	$(9,715)	-2.36%
Savings	100,372	98,121	2,251	2.29%
Time certificates of deposit $100,000 or more	336,608	323,544	13,064	4.04%
Other time deposits	315,849	259,940	55,909	21.51%
Money market checking	185,006	190,314	(5,308)	-2.79%

Total deposits	$1,340,180	$1,283,979	$56,201	4.38%

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

     The following table is the most recent status of gap position.

	Less than 3 Months		3 to 12 Months

	Current Qtr	Previous Qtr	Current Qtr	Previous Qtr

Cumulative Repricing	408,998	461,619	24,310	160,813
As % of Total Assets	26.36%	31.70%	1.57%	11.04%
As % of Earning Assets	27.37%	34.24%	1.65%	11.93%

	Current Quarter	Previous Quarter

Total Accum. Fixed Gap Position	-5.17%	-14.67%
<1-year Accum. Floating Gap Position	2.02%	12.38%

     The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. The cumulative repricing as a percentage of earning assets decreased significantly in both the less than 3 month and the 3 to 12 month periods. When compared to the previous quarter, the percentage of earning assets in the less than 3-month period dropped to 27.37%. The percentage in the 3 to 12-month period also significantly lowered to 1.65% from 11.93%. Although floating rate loans increased, short-term investments and Fed funds sold were significantly decreased. In addition, $40 million interest rate swaps and CDs under $100K improved the gap position in less than three-month. Floating rate loans increased by $49 million in the less than one-year period during the first quarter while CDs under $100K jumped by $55 million.

     In terms of fixed and floating gap positions, the accumulative fixed gap position between assets and liabilities as a percentage of total earning assets was –5.17%. It significantly improved from –14.67% for the previous quarter. The floating gap position in the less than one-year period was 2.02%, which much narrowed from 12.38% in the previous quarter. Both the fixed and floating gap positions were maintained within the company guideline of 15%. They showed significant improvements over the last quarter.

     The following table is a result of simulations performed by Management to forecast the interest rate impact on the Company’s net income and economic value of portfolio equity.

CURRENT EXPOSURE OF THE COMPANY TO
HYPOTHETICAL CHANGES IN INTEREST RATES
(As of March 31, 2003)
(Dollars in thousand)

	Projected Changes (%)		Change in Amount		Expected Amount
Change in
Interest	Net Int.	Economic	Net Int.	Economic	Net Int.	Economic
rate(BPS)	Income	Value equity	Income	Value equity	Income	Value equity

200	10.94	-15.25	$5,480	$-22,680	$55,583	$126,044
100	5.11	-7.92	2,558	-11,775	52,661	136,948
0	0.0	0.0	0	0	50,103	148,724
-100	-6.63	7.88	-3,324	11,721	46,779	160,444
-200	-16.56	16.47	-8,296	24,492	41,807	173,216

     The results of the rate shock test above were mixed when compared to 2002 year-end results. The projected changes in net income were narrower spread than the projections reported in December. The figures were well within policy guidelines of ±25%. Given a 200 basis point shift in interest rates, the net income would rise or fall between 10.94% and –16.56%. This compared to a range of 15.56% to –16.78% as of December 31,2002. The decreased volatility in interest income can be attributed to decreased overnight Fed funds sold and the interest rate swaps, which transferred the short-term cash flow from floating rate loans to fixed cash flow in five years. The results for the economic value of equity became widened from the previous quarter. Given the same rate change parameters, the percentage change stayed between –15.25% and 16.47%. This was a slight deterioration over the previous quarter.

Liquidity and Capital Resources

     Liquidity of the Company is defined as the ability to supply cash as quickly as needed without severely deteriorating its profitability. The Company’s major liquidity in the asset side stems from available cash positions, federal funds sold and short-term investments categorized as trading and/or available for sale securities, which can be disposed of without significant capital losses at ordinary business cycle. Liquidity source in the liability side comes from borrowing capabilities, which include federal fund lines, repurchase agreements, federal discount window, and Federal Home Loan Bank advances. Thus, maintenance of high quality securities that can be used for collateral in repurchase agreements is another important feature of liquidity management.

     Liquidity risk may occur when the Company has few short-duration investment securities available for sale and/or is not capable of raising funds as quickly as possible at acceptable rates in the capital or money market. Also, a heavy and sudden increase of cash demands in loans and deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis for a better understanding of liquidity position and to preempt liquidity crisis. Six sub-sectors, which include Loan to Asset ratio, Off-balance Sheet items, Dependence on non-core deposits over $100M, Foreign deposits, Line of credit, and Liquid Assets were reviewed quarterly for the liquidity management. The heavy loan demand and limited liquid assets have increased pressure to the liquidity, but the Company still has adequate liquid assets to cover the loan demand.

     The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Company. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Company, Management continually endeavors to keep adequate liquid assets to avoid exposure to higher than feasible liquidity risk.

Liquidity Ratio and Trends

Classification	Guidelines	03/03	12/02	09/02	06/02	03/02

Short-term investments / Total assets	Over 5%	9%	12%	12%	13%	12%
Net loans & leases / Total assets	Less than 85%	67%	67%	65%	69%	68%
Core deposits / Total assets	Over 50%	61%	63%	63%	63%	64%
Short-term non-core funding/Total assets	Less than 1/3	21%	22%	22%	25%	26%
Short-term investments / short-term non-core funding dependence	Over 20%	40%	55%	55%	53%	48%

     All of the results in the first quarter of 2003, as noted in the above table, met the guidelines for liquidity levels. Short-term investments over total assets fell from the previous quarter. Net loans and leases over total assets increased due to higher loan demand. Core deposits over total assets fell by 2% from the previous quarter because total assets growth outpaced core deposit growth. Short-term non-core funding increased along with total assets slightly bringing down the ratio to 21%. During the quarter, CD’s increased by $69 million while total assets rose by $95 million. Short-term investments over short-term non-core funding fell sharply from the previous quarter, but stayed well above the 20% guideline. Short-term investments, including Fed funds sold, fell by $54 million. However, the increase in short-term non-core funding was only about $14 million and thus, the ratio fell to 40% from 55%.

Liquidity Measures

Classification	Guidelines	03/03	12/02	09/02	06/02	03/02

Loans / Assets	Less than 85%	67%	67%	65%	69%	68%
Investment / Deposits	Less than 50%	31%	29%	31%	26%	27%
Loans & Investment / Deposits	Less than 133%	108%	105%	105%	103%	102%

     The Company saw a steady demand for loans during the quarter. However, the loans to assets ratio remained constant at 67% over the quarter as asset growth kept pace with loan growth. It stayed below the 85% guideline. Loan amounts at the end of the quarter were $1.03 billion while total assets were $1.55 billion. Since assets also grew during the quarter, the risk associated with the loan to asset ratio should be considered as minimal.

     The quarterly trend of each account with its available credit facilities is reported to the Board of Directors through the Investment Committee.

     In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company’s capital needs. Total shareholders’ equity was $128.0 million at March 31, 2003. This represented an increase of $3.5 million or 2.81% over total shareholders’ equity of $124.5 million at December 31, 2002.

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

     At March 31, 2003, Tier 1 capital, shareholders’ equity less intangible assets, was $123.4 million. This represented an increase of $3.5 million or 2.92% over total Tier 1 capital of $119.9 million at December 31, 2002. At March 31, 2003, the Company had a ratio of total capital to total risk-weighted assets of 11.9% and a ratio of Tier 1 capital to total risk weighted assets of 10.75%. The Tier 1 leverage ratio was 8.3% at March 31, 2003.

     The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of March 31, 2003.

	As of March 31, 2003
	(dollars in thousand)

	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$136,560	11.90%	$91,805	8%	44,755	3.90%
Tier I capital (to risk-weighted assets)	123,419	10.75%	45,923	4%	77,496	6.75%
Tier I capital (to average assets)	123,419	8.30%	59,479	4%	63,940	4.30%

PART II

Item 1 Legal Proceedings

     None

Item 2 Changes in Securities

     None

Item 3 Defaults upon Senior Securities

     None

Item 4 Submission of Matters to a vote of Shareholders

     None

Item 5 Other information

     None

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Press Release of Hanmi Financial Corporation, dated April 1, 2003, announcing its achievement of over $1 billion in loans and outstanding performance of newly opened branches in Torrance and Silicon Valley, CA.

99.2	Press Release, dated April 17, 2003, issued by Hanmi Financial Corporation.

99.3	Press Release of Hanmi Financial Corporation, dated April 30, 2003, announcing the resignation of Mr. Chung Hoon Youk as President and Chief Executive Officer of Hanmi Financial Corp. and Hanmi Bank, and the appointment of Mr. Yong Ku Choe, as acting President.

(b)	Reports on Form 8-K

ITEM 5. Other Events.

On April 30, 2003, Hanmi Financial Corp. issued a press release announcing the resignation of Mr. Chung Hoon Youk as President and Chief Executive Officer of Hanmi Financial Corp. and Hanmi Bank, and the appointment of Mr. Yong Ku Choe, as acting President. A copy of that press release is attached hereto as Exhibit 99.3 and incorporated herein by reference.

ITEM 9. Regulation FD Disclosure

On April 1, 2003, the Registrant issued a press release announcing its achievement of over $1 billion in loans and outstanding performance of newly opened branches in Torrance and Silicon Valley, CA. Such press release is filed herein as Exhibit 99.1.

On April 17, 2003, Hanmi Financial Corporation announced its results of operations for the quarter ended March 31, 2003. A copy of the related press release is being filed as Exhibit 99.2 to this Form 10-Q and is incorporated herein by reference in its entirety.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanmi Financial Corporation

Date: May 13, 2003	By	/s/ Yong Ku Choe

Yong Ku Choe
Chief Financial Officer
and Acting President
(Principal financial or accounting officer
and duly authorized signatory)

Certification of periodic report

I, Yong Ku Choe, Chief Financial Officer and Acting President, certify that:

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ Yong Ku Choe
Yong Ku Choe
Chief Financial Officer
And Acting President

EXHIBIT INDEX

Exhibit Number	Description
99.1	Press Release of Hanmi Financial Corporation, dated April 1, 2003, announcing its achievement of over $1 billion in loans and outstanding performance of newly opened branches in Torrance and Silicon Valley, CA.

99.2	Press Release, dated April 17, 2003, issued by Hanmi Financial Corporation.

99.3	Press Release of Hanmi Financial Corporation, dated April 30, 2003, announcing the resignation of Mr. Chung Hoon Youk as President and Chief Executive Officer of Hanmi Financial Corp. and Hanmi Bank, and the appointment of Mr. Yong Ku Choe, as acting President.