Form 10-Q
period 2003-06-30
HANMI FINANCIAL CORP
filed 2003-08-14
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

Yes (x)           No (  )

     Indicate by check mark whether the registrant is a accelerated filer (as defined in Rule 12b.2 of the Exchange Act.).

Yes (x)           No (  )

As of July 31, 2003, there were 14,071,841 outstanding shares of the issuer’s Common Stock.

FORM 10-Q

INDEX

HANMI FINANCIAL CORPORATION

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and due from banks	60,053	67,772
Federal funds sold	59,000	55,000

Cash and cash equivalents	119,053	122,772
Term federal funds sold	10,000	30,000
Federal Reserve Bank stock	2,945	2,945
Federal Home Loan Bank stock	3,117	1,634
Securities held to maturity, at amortized cost (fair value: June 30, 2003-$1,689; December 31, 2002-$7,596)	1,665	7,542
Securities available-for-sale, at fair value	365,350	272,006
Loans receivable, net of allowance for loan losses: June 30, 2003- $13,147; December 31, 2002-$12,269	1,083,788	961,599
Loan held for sale	19,682	12,540
Due from customers on acceptances	2,666	4,472
Bank premises and equipment	8,520	8,240
Accrued interest receivable	5,710	5,533
Deferred income taxes	4,010	4,223
Servicing assets	2,207	2,065
Bank-owned life insurance-cash surrender value	10,894	10,637
Other assets	9,256	10,090

Total	1,648,863	1,456,298

Liabilities and Shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	438,122	412,060
Interest-bearing
Savings	94,921	98,121
Time deposit $100,000 and over	403,287	323,544
Other time deposits	312,088	259,940
Money market checking	203,295	190,314

Total deposits	1,451,713	1,283,979

Accrued interest payable	3,943	3,385
Acceptances outstanding	2,666	4,472
Other borrowed funds	51,950	34,450
Other liabilities	6,302	5,544

Total liabilities	1,516,574	1,331,830

Common stock, $.001 par value; authorized, 50,000,000 shares; issued and outstanding, 14,054,095 shares,and 13,915,433 shares at June 30, 2003 and December 31, 2002, respectively	14	14
Additional paid in capital	100,980	99,941
Accumulated other comprehensive income
Unrealized gain on securities available-for-sale, net of taxes of $1,347 and $1,134 at June 30, 2003 and December 31, 2002, respectively	2,502	2,105
Retained earnings	28,793	22,408

Total shareholders’ equity	132,289	124,468

Total	1,648,863	1,456,298

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	For Quarter ended		For Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	15,907	14,458	$30,180	$27,359
Interest on investments	3,097	2,476	5,977	5,336
Interest on term federal funds sold	60	(220)	186	—
Interest on federal funds sold	55	231	235	379

Total interest income	19,119	16,945	36,578	33,074
Interest expense	5,252	5,125	10,564	10,053

Net interest income before provision for loan losses	13,867	11,820	26,014	23,021
Provision for loan losses	1,500	1,050	2,680	2,100

Net interest income after provision for loan losses	12,367	10,770	23,334	20,921
Noninterest income:
Service charges on deposit accounts	2,512	2,248	4,975	4,433
Gain on sales of loans	878	483	1,322	883
Gain on sales of available-for-sales securities	707	355	858	928
Trade finance fees	672	629	1,418	1,184
Remittance fees	243	197	455	358
Other service charges and fees	207	163	465	398
Bank owned life insurance income	130	137	257	270
Change in fair value of interest rate swap	—	1,368	—	1,368
Other income	296	224	397	309

Total noninterest income	5,645	5,804	10,147	10,131
Noninterest expenses
Salaries and employee benefits	5,569	4,316	10,252	8,538
Occupancy and equipment	1,283	1,068	2,467	2,131
Data processing	775	709	1,535	1,364
Supplies and communications	367	449	779	762
Professional fees	426	334	723	561
Advertising and promotion	362	378	773	710
Loan referral fees	209	175	435	327
Impairment charges on investment	—	3,950	—	3,950
Other operating	1,312	1,040	2,285	1,790

Total noninterest expenses	10,303	12,419	19,249	20,133

Income before income taxes provision	7,709	4,155	14,232	10,919
Income taxes provision	2,756	1,182	5,040	3,822

Net income	$4,953	$2,973	$9,192	$7,097

Other comprehensive (loss) income, net of tax of $24 at June 30, 2003 and $(737) at June 30, 2002;
Unrealized gain (loss) arising during the year	539	1,569	521	557
Less reclassification adjustment for realized gain on securities available-for-sale included in net income	726	210	803	344
Unrealized gain on cash flow hedge	539	—	679	—

Other Comprehensive income (loss)	352	1,359	397	213

Total comprehensive income	$5,305	$4,332	$9,589	$7,310

Earnings per share:
Basic	$0.35	$0.22	$0.66	$0.52
Diluted	$0.35	$0.21	$0.64	$0.50

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(dollars in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,192	$7,097
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	899	833
Provision for loan losses	2,680	2,100
Federal Home Loan Bank stock dividend	(1,483)	(514)
Gain on sale of securities available for sale	(858)	(928)
Change in fair value of interest rate swap		(1,360)
Impairment loss on security available-for-sale		3,950
Gain on sale of loans	(1,322)	(883)
Loss on sale of fixed assets	53	—
Origination of loans held for sale	(16,345)	(13,377)
Proceeds from sale of loans held for sale	9,687	17,667
Change in:
Accrued interest receivable	(177)	80
Increase in cash surrender value of BOLI	(257)	(271)
Other assets	631	(2,509)
Accrued interest payable	558	(1,563)
Other liabilities	758	4,277

Net cash provided by operating activities	4,016	14,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured term federal funds sold	20,000	—
Proceeds from matured or called securities available for sale	72,812	53,126
Proceeds from matured or called securities held to maturity	5,878	2,253
Proceeds from sale of securities available for sale	28,084	17,668
Proceeds from termination of interest rate swap		1,360
Net increase in loans receivable	(124,031)	(109,194)
Purchase of securities available for sale	(192,772)	(57,466)
Purchases of premises and equipment	(1,171)	(421)

Net cash used in investing activities	(191,200)	(92,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	167,734	118,344
Proceeds from exercise of stock options	1,039	218
Cash dividends paid	(2,808)	—
Stock dividend paid in cash for fractional shares	—	(7)
Proceeds from other borrowed funds	17,500	3,128

Net cash provided by financing activities	183,465	121,683

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,719)	43,608
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	122,772	81,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,053	$124,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10,006	$11,616
Income taxes paid	5,167	5,737
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING AND FINANCING ACTIVITIES -
Transfer of retained earnings to common stock for stock dividend		$17,382

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

Note 2. Basis of Presentation

     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended June 30, 2003, but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

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

	June 30,	June 30,
	2003	2002

	(dollars in thousands, except per share data)
Net income:
As reported	$9,192	$7,097
Stock based compensation expense	364	303

Pro forma	$8,828	$6,794
Earnings per share:
As reported:
Basic	$0.65	$0.52
Diluted	$0.65	$0.50
Pro forma:
Basic	$0.63	$0.50
Diluted	$0.62	$0.48

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

The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the quarters indicated.

	Six Months Ended June 30,
	Weighted average
	Income	Shares
			Per share
	(numerator)	(denominator)	amount

	(dollars in thousands, except per share data)
2003:
Basic EPS—
Income available to common shareholders	$9,248	13,973,809	$0.66
Effect of Diluted Securities—
Options		285,574	(0.01)

Diluted EPS—
Income available to common shareholders	$9,248	14,259,383	$0.65
2002:
Basic EPS—
Income available to common shareholders	$7,097	13,710,054	$0.52
Effect of Diluted Securities—
Options		366,878	(0.02)

Diluted EPS—
Income available to common shareholders	$7,097	14,076,932	$0.50

Note 5. Derivative Financial instruments

     The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of June 30, 2003, the Company had two interest rate swap agreements with a total notional amount of $40 million, wherein the Company receives a fixed rate of 5.77% and 6.37% at quarterly intervals, for each $20 million notional amount, respectively. The Company pays a floating rate at quarterly intervals based on the Wall Street Journal published Prime Rate.

     At June 30, 2003, the fair value of the interest rate swaps was in a favorable position of $1.0 million. A total of $679,000, net of tax, is included in other comprehensive income. The fair value of the interest rate swap is included in other assets in the accompanying consolidated statements of financial condition.

Note 6. Current Accounting Matters

     In May, 2003, Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) was issued. FASB No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 clarifies that the Company’s Capital Securities be classified as a liability, whereas previously they were classified between the liabilities and equity sections. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is anticipated that the financial impact of SFAS 150 will not have a material effect on the Company.

     In April 2003, The Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”) was issued. FASB No. 149 clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It is anticipated that the financial impact of SFAS 149 will not have a material effect on the Company.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and an interpretation of ARB No. 51(FIN 46). This Interpretation provides guidance to improve financial reporting for Special Purpose Entities, Off-Balance Sheet Structures and Similar Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the second fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe it has any variable interest entities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition for the six months ended June 30, 2003. This analysis should be read in conjunction with the Company’s Annual Report included in Form 10-K for the year ended December 31, 2002 and with the unaudited financial statements and notes as set forth in this report.

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

     We believe the allowance for loan losses is the critical accounting policy that requires the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements.

Selected Financial Data

     The following table sets forth-certain selected financial data concerning the Company for the periods indicated:

	For the Six Months Ended

(dollars in thousands)	June 30, 2003	June 30, 2002

AVERAGE BALANCES:
Average net loans	$1,028,406	$834,033
Average investment securities	350,763	212,125
Average assets	1,534,589	1,218,296
Average deposits	1,344,782	1,092,582
Average equity	127,710	107,802
PERFORMANCE RATIOS:
Return on average assets (1)	1.21%	1.29%
Return on average equity (1)	14.48%	14.60%
Net interest margin (2)	3.62%	4.11%
CAPITAL RATIOS (3)
Leverage capital ratio	8.11%	8.70%
Tier 1 risk-based capital ratio	10.51%	11.22%
Total risk-based capital ratio	11.60%	12.29%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.17%	1.10%
Allowance for loan losses to non-accrual loans	147.37%	216.09%
Total non-performing assets (4) to total assets	0.70%	0.37%

(1)	Calculations are based upon annualized net income.

(2)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(3)	The required ratios for a “well-capitalized” institution are 5% leveraged capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(4)	Nonperforming assets consist of nonperforming loans, which include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned.

Forward-Looking Information

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward looking statements relate to, among other things, expectations of the environment in which the Company operates and projection of future performance. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. For additional information concerning these factors, see the Company’s filings with the Securities and Exchange Commission, and in particular, the Company’s Form 10-K under the heading “Factors That May Affect Future Results of Operation.”, “Interest Rate Risk Management”, and “Liquidity and Capital Resources”.

Dividends

     On June 18, 2003, the Company declared a quarterly common stock cash dividend of $0.10 per share for the second quarter of 2003. The dividend was paid on July 15, 2003 to shareholders of record on July 1, 2003. The Company anticipates declaring a similar or equivalent cash dividend for the rest of the quarters of 2003. The future dividend payout is subject to the Company’s future earnings, legal requirements and the discretion of the Board of Directors.

Results of Operations

     The Company’s net income for the six months ended June 30, 2003 was $9.2 million or $0.64 per diluted share compared to $7.1 million or $0.50 per diluted share for the quarter ended June 30, 2002. The increase in net income for 2003 as compared to 2002 was mainly due to the impairment charge on investments of $4.0 million in the second quarter of 2002. The annualized return on average assets was 1.21% for the six months ended June 30, 2003 compared to a return on average assets of 1.29% for the same period of 2002, a decrease of 8 basis points. The annualized return on average equity was 14.48% for the six months ended June 30, 2003, compared to a return on average equity of 14.60% for the same period in 2002, a decrease of 12 basis points.

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

     For the six months ended June 30, 2003, the Company’s net interest income before provision for loan losses was $6.0 million. This represented an increase of $3.0 million or 17.8% over net interest income before provision for loan losses of $23.0 million for the quarter ended June 30, 2002. The interest rate spread decreased to 2.97% for the six months ended June 30, 2003, from 3.36% for the same period in 2002. The change was mainly due to a decrease in rates received on loans and investments. The net interest margin also decreased to 3.62% for the six months ended June 30, 2003, from 4.11% for the same period in 2002 due to an increase in the volume of interest earning assets with lower interest rates.

     Total interest income increased $3.5 million or 10.6% to $36.6 million for the six months ended June 30, 2003 from $33.1 million for the six months ended June 30, 2002. The increase was mainly the result of an increase in volume of interest earning assets. The interest-earning assets increased by $318.0 million or 28.4% to $1,438.2 million compared to $1,120.2 million a year ago.

     The Company’s interest expense on deposits and other borrowed funds for the six months ended June 30, 2003 increased by $511,000 or 5.1% to $10.6 million from $10.1 million for the six months ended June 30, 2002. The increase reflected an increase in the volume of interest-bearing deposits and borrowings, which was offset by the decrease in interest paid to depositors. Average interest-bearing liabilities were $1.0 billion for the six months ended June 30, 2003, which represented an increase of $209.5 million or 26.5% from average interest-bearing liabilities of $790.5 million for the six months ended June 30, 2002.

     The cost of average interest-bearing liabilities decreased to 2.11% for the six months ended June 30, 2003, compared to a cost of 2.54% for the same period of 2002. Overall interest on deposits decreased mainly due to repricing of interest rates on long-term certificates of deposit to the lower interest rates as the deposits matured.

     The table below represents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	For the six months ended June 30,
		2003			2002
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield

		(dollars in thousands)
Assets:
Earning assets:
Net Loans (1)	$1,028,406	$30,180	5.87%	$834,033	26,982	6.47%
Municipal securities (2)	24,949	529	4.24%	33,574	831	4.95%
Obligations of other U.S. govt.	63,131	1,038	3.29%	15,649	479	6.12%
Other debt securities	257,404	4,281	3.33%	158,959	3,919	4.93%
Equity securities	5,279	129	4.89%	3,363	94	5.59%
Federal funds sold	35,939	235	1.31%	40,391	379	1.88%
Term federal funds sold	23,094	186	1.61%	32,680	377	2.31%
Commercial paper	—	—	0.00%	580	8	2.76%
Interest-earning deposits	—	—	0.00%	998	5	1.00%

Total interest earning assets:	1,438,202	36,578	5.09%	1,120,227	33,074	5.90%
Liabilities:					33,074

Interest-bearing liabilities
Money market deposits	$209,629	$1,366	1.30%	$146,175	$1,282	1.75%
Savings deposits	98,367	1,139	2.32%	90,078	1,343	2.98%
Time certificates of deposits $100,000 or more	333,509	3,471	2.08%	307,269	3,882	2.53%
Other time deposits	307,551	3,872	2.52%	238,729	3,375	2.83%
Other borrowings	51,023	716	2.81%	8,296	171	4.12%

Total interest-bearing liabilities	1,000,079	10,564	2.11%	790,547	10,053	2.54%
Net interest income		$26,014			$23,021

Net interest spread (3)			2.97%			3.36%
Net interest margin (4)			3.62%			4.11%

(1)	Loan fees have been included in the calculation of interest income. Loan fees were $1.8 and $1.2 million for the six months ended June 30, 2003 and 2002, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)	Yields on tax-exempt income have not been computed on a tax equivalent basis.

(3)	Represents the average rate earned on interest-bearing assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as percentage of average interest-earning assets.

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

	For the six months ended June 30,
		2003 vs. 2002			2002 vs. 2001
		Increases (Decreases)			Increases (Decreases)
		Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Interest Income:
Net Loans	5,870	(2,672)	3,198	7,724	(11,519)	(3,795)
Municipal securities	(193)	(109)	(302)	216	(66)	150
Obligations of other U.S. govt.	870	(311)	559	(1,533)	(31)	(1,564)
Other debt securities	1,962	(1,600)	362	127	(1,240)	(1,113)
Equity securities	48	(13)	35	20	(10)	10
Federal funds sold	(38)	(106)	(144)	(377)	(758)	(1,135)
Term federal funds sold	(94)	(97)	(191)	377	—	377
Commercial paper	(8)	—	(8)	(106)	(71)	(177)
Interest-earning deposits	(5)	—	(5)	4	(5)	(1)

	8,412	(4,908)	3,504	6,452	(13,700)	(7,248)
Interest expense:
Momey market	467	(383)	84	559	(680)	(121)
Savings	115	(319)	(204)	289	(289)	—
Time certificates of deposits over $100,000	312	(723)	(411)	983	(5,193)	(4,210)
Other time deposits	896	(399)	497	(1,035)	(3,647)	(4,682)
Other borrowing	616	(71)	545	119	(12)	107

	2,406	(1,895)	511	915	(9,821)	(8,906)

Change in net interest income	6,006	(3,013)	2,993	5,537	(3,879)	1,658

Provision for loan losses

     For the quarter ended June 30, 2003, the Company made an additional provision of $1.5 million. This represented an increase of $450,000 or 42.9% from $$1.1 million compared to the same period in 2002. For the six months ended June 30, 2003, the Company made an additional provision of $2.7 million, which represented an increase of $580,000 or 27.6% from $2.1 million compared to the same period in 2002. The Company’s management believes that the allowance is sufficient for the inherent losses at June 30, 2003. (See Allowance and provision for loan losses)

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is mainly comprised of service charges and fees on deposit accounts, fees charged on trade finance, and gain on sale of loans and investment securities. Non-interest income decreased $159,000 or 2.7% to $5.6 million for the quarter ended June 30, 2003 from $5.8 million for the same period in 2002 due to the change in fair value of interest swap of $1.4 million recognized in 2002. Excluding this, non-interest income increased by $1.2 million or 21.3% for the quarter ended June 30, 2003.

     For the six months ended June 30, 2003, non-interest income increased by $16,000 or 0.2% to $10.1 million. However, if income from the changes in fair value of interest swap of $1.3 million is excluded, non-interest income for the six months ended June 30, 2003 increased by $1.4 million or 13.7% compared to $8.8 million for the six months ended June 30, 2002.

     Service charges on deposit accounts increased $264,000 or 11.7% during the quarter ended June 30, 2003 to $2.5 million compared to $2.2 million during the same period in 2002. The increase was mainly due to expansion of the branch network, opening of branches in Torrance in December 2002 and Santa Clara in January 2003, and increase in accounts within existing branches as the Company grows.

     For six months ended June 30, 2003, service charges on deposit accounts increased $542,000 or 12.2% to $5.0 million compared to $4.4 million during the same period in 2002 due to expansion of the branch network and internal growth.

     Gain on sale of loans increased $395,000 or 81.8% for the quarter ended June 30, 2003 to $878,000, compared to $483,000 during the same period in 2002. The increase was mainly due to an increase in sales of mortgage loans of $345,000 in addition to SBA loan sales.

     The company sells the guaranteed portion of the SBA loans in the government securities secondary markets, while the Company retains servicing rights. During the second quarter of 2003, the Company recognized gain of $804,000 from such sales, which was an increase of $93,000 or 13.1% compared to the same period in 2002.

     For the six months ended June 30, 2003, the gain on sale of loans increased by $439,000 or 49.7% to $1.3 million from $883,000 for the same period in 2002 due to an increase in sale of mortgage loans.

     During the second quarter of 2003, the Company sold a part of a Worldcom (“Worldcom”) corporate bond, which had defaulted in January 2002. The Company sold the bond at a gain of $380,000, because an impairment charge was taken in the prior year. As a result, gain on sale of securities increased by $352,000 or 99% to $707,000 for the quarter ended June 30, 2003, compared to $355,000 in the same period in 2002.

     For the six months ended June 30, 2003, gain on sale of securities slightly decreased by $70,000 or 7.6% compared to the same period in 2002 due to a decrease in volume of securities sold.

     The breakdown of non-interest income by category is reflected below:

	For the quarter ended
	June 30,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Service charges on deposit accounts	$2,512	$2,248	$264	11.74%
Gain on sales of loans	878	483	395	81.78%
Gain on sales of available-for-sales securities	707	355	352	99.15%
Trade finance fees	672	629	43	6.84%
Remittance fees	243	197	46	23.35%
Other service charges and fees	207	163	44	26.99%
Bank owned life insurance income	130	137	(7)	-5.11%
Changes in fair value of interest rate swap		1,368	(1,368)	NM
Other income	296	224	72	32.14%

Total	$5,645	$5,804	$(159)	-2.74%

	For the six months
	ended
	June 30,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Service charges on deposit accounts	$4,975	$4,433	$542	12.23%
Gain on sales of loans	1,322	883	439	49.72%
Gain on sales of available-for-sales securities	858	928	(70)	-7.54%
Trade finance fees	1,418	1,184	234	19.76%
Remittance fees	455	358	97	27.09%
Other service charges and fees	465	398	67	16.83%
Bank owned life insurance income	257	270	(13)	-4.81%
Changes in fair value of interest rate swap		1,368	(1,368)	NM
Other income	397	309	88	28.48%

Total	$10,147	$10,131	$16	0.16%

Non-interest Expenses

     Non-interest expenses for the second quarter of 2003 decreased $2.1 million or 17.0% to $10.3 million from $12.4 million for the same period in 2002. This decrease was mainly due to the impairment charges made on the Worldcom bond of $4.0 million for the quarter ended June 30, 2002. Excluding the impairment charge, non-interest expense increased $1.8 million or 21.7% from $8.5 million for the quarter ended June 30, 2002. The increase was mainly due to increase in salaries and employee benefits.

     For the six months ended June 30, 2003, non-interest expense decreased $884,000 or 4.4% to $19.2 million from $20.1 million for the same period in 2002. The decrease was mainly due to the impairment charge of $4.0 million made on the Worldcom bond in 2002. If this expense was excluded, non-interest expense actually increased $3.1 million or 18.9% from $16.2 million for the same period in 2002. The increase was mainly due to increase in salaries and employee benefit, occupancy and equipment, and data processing as the Company is expanding the network and the Company’s internal growth.

     Salaries and employee benefits for the second quarter of 2003 increased $1.3 million or 29.0% to $5.6 million from $4.3 million for the same period in 2002. This increase was mainly due to an annual salary adjustments made during the second quarter of 2003 and addition of new employees at the new branches in Torrance and Santa Clara. In addition, a bonus accrual of $400,000 was made during the quarter since the first half year bonus was paid in June for the exceptional performance during this quarter, and salary expense of $350,000 was incurred due to early departure of former Chief Executive Officer and President, Mr. Chung Hoon Youk.

     For the six months ended June 30, 2003, salaries and employee benefits increased $1.7 million or 20.1% to $10.3 million from $8.5 million for the same period in 2002 due to annual salary adjustments with bonus accrual and salary expense incurred in connection with the early departure of former Chief Executive Officer.

     The occupancy and equipment expenses for the second quarter of 2003 increased $215,000 or 20.1% to $1.3 million from $1.1 million for the same period in 2002. This increase is also a result of the Company’s recent expansion of new branches as well as annual adjustment of existing leases for other branch premises.

     For the six months ended June 30, 2003, occupancy and equipment increased $336,000 or 15.8% to $2.5 million from $2.1 million for the same period in 2002.

     Data processing fees for the second quarter of 2003 increased by $66,000 or 9.3% to $775,000 from $709,000 during the same period in 2002. Additional expense was incurred mainly due to increase in the volume of transaction accounts resulting from Company’s recent expansion of new branches and internal growth.

     For the six months ended June 30, 2003, data processing fees increased $171,000 or 12.5% to $1.5 million from $1.4 million for the same period in 2002.

     Other operating expenses for the quarter ended June 30, 2003 increased by $272,000 or 26.1% to $1.3 million from $1.0 million during the same period in 2002. Among other expenses, correspondent Company charges, corporate administration expense, and credit card related expenses increased over the same period in 2002.

     The breakdown of non-interest expense by category is reflected below:

	For the quarter ended
	June 30,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Salaries and employee benefits	$5,569	$4,316	$1,253	29.02%
Occupancy and equipment	1,283	1,068	215	20.12%
Data processing	775	709	66	9.32%
Supplies and communications	367	449	(82)	-18.23%
Professional fees	426	334	92	27.68%
Advertising and promotion	362	378	(16)	-4.27%
Loan referral fee	209	175	34	19.44%
Impairment charges on investment	—	3,950	(3,950)	MN
Other operating	1,312	1,040	272	26.11%

	$10,303	$12,419	(2,116)	-17.04%

	For the six months
	ended
	June 30,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Salaries & employee benefits	$10,252	$8,538	$1,714	20.07%
Occupancy and equipment	2,467	2,131	336	15.77%
Data processing	1,535	1,364	171	12.54%
Supplies and communications	779	762	17	2.23%
Professional fees	723	561	162	28.88%
Advertising and promotion	773	710	63	8.87%
Loan referral fee	435	327	108	33.03%
Impairment charges on investment		3,950	(3,950)	MN
Other operating	2,285	1,790	495	27.65%

Total noninterest expenses	$19,249	$20,133	$(884)	-4.39%

Provision for Income Taxes

     For the six months ended June 30, 2003, the Company recognized a provision for income taxes of $5.0 million on net income before tax of $14.2 million, representing an effective tax rate of 35%. The lower tax rate compared to prior to 2002 was mainly due to an income tax benefit generated from a Real Estate Investment Trust, a special purpose subsidiary of the Company, which provides flexibility to raise additional capital in a tax efficient manner.

Financial Condition

Summary of Changes in Balance Sheets June 30, 2003 compared to December 31, 2002

     At June 30, 2003, the Company’s total assets increased by $192.6 million or 13.2% to $1,648.9 million from $1,456.3 million at December 31, 2002. The increase was mainly due to an increase in investment securities available-for-sales and loans. Investment securities available for sale increased $93.3 million or 34.2% to $365.4 million from $272.0 million at December 31, 2002. Loans, net of unearned loan fees, allowance for loan losses and loans held for sale, totaled $1,083.8 million at June 30, 2003, which represents an increase of $122.2 million or 12.7% from $961.6 million at December 31, 2002. The increase in assets was mainly funded by deposits, which increased by $167.7 million or 13.1% to $1,451.7 million at June 30, 2003 from $1,284.0 million at December 31, 2002.

Investment Security Portfolio

     The Company classified its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Those securities that the Company has the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. The Company owned no trading securities at June 30, 2003. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company are U.S. agencies, municipal bonds, mortgage-backed securities, collateralized mortgage obligations and asset-backed securities and others.

     As of June 30, 2003, held-to-maturity securities totaled $1.7 million and available-for-sale securities totaled $365.4 million, compared to $7.5 million and $272.0 million at December 31, 2002, respectively.

	At June 30, 2003			At December 31, 2002
	Amortized Cost	Fair Value	Gain(Loss)	Amortized Cost	Fair Value	Gain(Loss)

	(dollars in thousands)
HELD-TO-MATURITY
Corporate bonds	$—	$—	$—	$4,997	$4,983	$(14)
Municipal bonds	690	690	—	1,088	1,126	38
Mortgage-backed securities	975	999	24	1,457	1,487	30

Total	1,665	1,689	24	7,542	7,596	54
AVAILABLE-FOR-SALE
U.S. agencies	$64,638	$65,505	$867	$53,408	$53,901	$493
Corporate bonds	238	238	—	594	1,188	594
Municipal bonds	29,054	29,721	667	17,810	18,237	427
Mortgage-backed securities	119,067	120,150	1,083	78,112	79,173	1,061
Collateralized mortgage obligations	131,201	131,368	167	102,212	102,877	665
Asset-backed securities	1,349	1,349	—	1,630	1,630	—
Other	16,999	17,019	20	15,000	15,000	—

Total	$362,546	$365,350	$2,804	$268,766	$272,006	$3,240

Loan Portfolio

     The Company carries all loans at face amount, less payments collected, net of deferred loan origination fees and costs, and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

     The Company’s net loans, including loans held for sale of $19.7 million, were $1,103.5 million at June 30, 2003. This represented an increase of $129.4 million or 13.3% over net loans of $974.1 million at December 31, 2002.

     Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, were $630.9 million at June 30, 2003, which represented an increase of $58.0 million or 10.1% from $572.9 million at December 31, 2002.

     Real estate loans increased by $68.9 million or 18.5% to $440.5 million at June 30, 2003 from $371.6 million at December 31, 2002. This increase was due to an increase in residential mortgage loans and commercial property loans due to the low interest rate environment.

     The following table shows the Company’s loan composition by type including loans held for sale:

	June 30,	December 31,	Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Real estate loans;
Construction	$41,648	$39,237	2,411	6.14%
Commercial property	337,325	284,465	52,860	18.58%
Residential property	61,481	47,891	13,590	28.38%
Commercial and industrial loans (1)	630,880	572,910	57,970	10.12%
Consumer loans	48,146	44,416	3,730	8.40%

Total loans	$1,119,480	$988,919	130,561	13.20%
Unearned income on loans, net of costs	(2,863)	(2,511)
Less: Allowance for loan losses	(13,147)	(12,269)

Net loans receivable	$1,103,470	$974,139

(1)	Amount includes loans held for sale, at the lower of cost or fair value, of $19.7 million and $12.5 million at June 30, 2003 and December 31, 2002, respectively

     At June 30, 2003, accruing loans 90 days past due or more were $2.7 million, an increase of $2.1 million from $617,000 at December 31, 2002. This increase was mainly due to a $1.3 million loan to a low-income housing project, which should have been paid off through city’s subsidy fund, and a fully secured $1.1 million commercial real estate loan. Management anticipates these matters will be resolved in the third quarter of 2003, since the former relates to a procedural delay and the property collateral of the latter is currently on the market for sale.

     Non-accrual loans were $8.9 million at June 30, 2003, an increase by $3.0 million from $5.9 million at December 31, 2002. The increase was due to one commercial term loan in the amount of $3.9 million that was newly placed in the non-accrual loan pool. This loan has been performing, but was placed on non-accrual due to the restructuring of the payment schedule. Of the total exposure for the foregoing loan, $2.4 million is fully secured by equipment and commercial real estate, and, for the whole unsecured portion, a specific allowance has been allocated as of June 30, 2003.

     The table below shows the composition of the Company’s nonperforming assets as of the dates indicated.

	June 30, 2003	December 31, 2002

	(dollars in thousands)
Nonaccrual loans	$8.921	$5,858
Loans past due 90 days or more, still accruing	2,700	617

Total Nonperforming Loans	11,621	6,475
Other real estate owned	0	0

Total Nonperforming Assets	$11,621	$6,475

Allowance and Provision for Loan Losses

     The allowance for loan losses is maintained at a level that is believed to be adequate by Management to absorb estimated incurred loan losses inherent in various financial instruments. The adequacy of the allowance is determined through periodic evaluations of the Company’s portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among others, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

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

     As of June 30, 2003, the allowance for loan losses was $13.1 million or 1.17% of gross loans, compared with $12.3 million or 1.24% at December 31, 2002. The decrease of the allowance in terms of percentage of gross loans was mainly due to the decrease of Substandard grade loans from $16.9 million to $12.5 million and the decrease of foreign country risk allocation from $1.0 million to $0.5 million, as well as overall decline of historical loss factors for non-classified loans.

     The loan loss estimation based on historical losses and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

     The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of June 30, 2003.

	June 30,	December 31,
(dollars in thousands)	2003	2002

Allowance:
Balance – beginning of period	$12,269	$10,064
Loans charged off	2,512	3,571
Less: Recoveries on loans previous charged off	710	976

Net loans charged-off	1,802	2,595
Add: Provision for loan losses	2,680	4,800

Balance – end of period	$13,147	$12,269

Asset Quality Ratio:
Net loan charge-offs to average total loans	0.17%	0.25%
Allowance for loan losses to total loans at end of period	1.17%	1.24%
Net loan charge-offs to allowance for loan losses at the end of period	13.71%	1.80%
Allowance for loan losses to nonperforming loans	113.13%	189.48%

     The Company concentrates the majority of its earning assets in loans. In all forms of lending, there are inherent risks. The Company concentrates the preponderance of its loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans mainly for the purchase of automobiles.

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

Deposits

     At June 30, 2003, the Company’s total deposits were $1,451.7 million. This represented an increase of $167.7 million or 13.1%, from total deposits of $1,284.0 million at December 31, 2002. Demand deposits totaled $438.1 million, representing an increase of $26.1 million or 6.3% from total demand deposits of $412.0 million at December 31, 2002.

     Time certificates of deposit of $100,000 or more totaled $403.3 million at June 30, 2003. This represented an increase of $79.7 million or 24.7%, compared to $323.5 million at December 31, 2002. Other time deposits also increased by $52.1 million or 20.1% to $312.1 million from $259.9 million at December 31, 2002. The overall deposit increase was mainly due to an expansion of the branch network and the results of a special deposit campaign on time deposits during the first quarter of 2003.

	June 30,	December 31,	Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Demand, noninterest-bearing, deposits	$438,122	$412,060	$26,062	6.32%
Savings	94,921	98,121	(3,200)	-3.26%
Time certificates of deposit $100,000 or more	403,287	323,544	79,743	24.65%
Other time deposits	312,088	259,940	52,148	20.06%
Money market checking	203,295	190,314	12,981	6.82%

Total deposits	$1,451,713	$1,283,979	$167,734	13.06%

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

     The following table is the most recent status of gap position.

	Less than 3 Months		3 to 12 Months

	Current Qtr	Previous Qtr	Current Qtr	Previous Qtr

Cumulative Repricing	464,580	408,998	114,515	24,310
As % of Total Assets	28.18%	26.36%	6.95%	1.57%
As % of Earning Assets	29.59%	27.73%	7.29%	1.65%

     The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. The cumulative repricing as a percentage of earning assets increased in both the less than 3 month and the 3 to 12 month periods. When compared to the previous quarter, the percentage of earning assets in the less than 3-month period rose to 29.59% but managed to the level the Bank can bear with. This percentage in the 3 to 12 month period had a greater shift to the asset side and recorded a figure of 7.29%. Due to strong loan demand and an increase of Fed funds sold, asset growth out paced liabilities. Fueled by growth in floating rate loans and Fed funds sold, total assets in the less than one-year period jumped by nearly $146 million during the second quarter. This compared to an increase in total liabilities of $55 million in the same period. Floating rate loans increased by $73 million in the less than 3-month period during the second quarter.

     The following table is a result of simulations performed by Management to forecast the interest rate impact on the Company’s net income and economic value of portfolio equity assuming a parallel shift of 100 to 200 basis points in both directions.

CURRENT EXPOSURE OF THE COMPANY TO
HYPOTHETICAL CHANGES IN INTEREST RATES
(As of June 30, 2003)

					(dollars in thousands)

	Projected Changes (%)		Change in Amount		Expected Amount
Change in
Interest	Net Int.	Economic	Net Int.	Economic	Net Int.	Economic
rate(BPS)	Income	Value equity	Income	Value equity	Income	Value equity

200	11.47	-14.99	$6,047	$-23,388	$58,766	$132,682
100	5.35	-7.82	2,818	-12,209	55,538	143,861
0	0.0	0.0	0	0	52,720	156,070
-100	-5.40	8.50	-2,848	13,262	49,872	169,332
-200	-18.48	18.08	-9,741	28,223	42,979	184,292

     The results of the rate shock test above were mixed when compared to the first quarter results. The projected changes in net income were generally wider than the projections reported in March. Nevertheless, the figures were well within policy guidelines of ±25%. Given a 200-point shift in interest rates, the net income would rise or fall between 11.47% and -18.48%. This compared to a range of 10.94% to -16.56% as of March 31, 2003. The increased volatility in interest income can be attributed to the increase in floating rate loans over the past quarter. The results for the economic value of equity were mixed. Given the same rate change parameters, the percentage change stayed between -14.99% and 18.08%. The results in the rate rising scenario showed improvement and the results in the rate falling scenario became widened and volatile compared to the past quarter.

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

     Liquidity risk may occur when the Company has few short-duration investment securities available for sale and/or is not capable of raising funds as quickly as possible at acceptable rates in the capital or money market. Also, a heavy and sudden increase of cash demands in loans and deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis for a better understanding of liquidity position and to preempt liquidity crisis. Six sub-sectors, which include Loan to Asset ratio, Off-balance Sheet items, Dependence on non-core deposits over $100M, Foreign deposits, Line of credit, and Liquid Assets were reviewed quarterly for the liquidity management. Heavy loan demand and limited liquid assets increased pressure on the Company’s liquidity, but the Company still has enough liquid assets to cover the loan demand.

     The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Company. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Company, it is recommended for Management to keep proper liquid assets to avoid exposure to higher than feasible liquidity risk.

Liquidity Ratio and Trends

Classification	Guidelines	06/03	03/03	12/02	09/02	06/02

Short-term investments / Total assets	Over 5%	12%	9%	12%	12%	13%
Core deposits / Total assets	Over 50%	59%	61%	63%	63%	65%
Short-term non-core funding/Total assets	Less than 1/3	24%	21%	22%	22%	25%
Short-term investments / short-term non-core funding dependence	Over 20%	50%	40%	55%	55%	53%

     All of the results in the second quarter of 2003, as noted in the above table, met the guidelines for liquidity levels. Short-term investments over total assets increased from the previous quarter. Core deposits over total assets fell by 2% from the previous quarter because total asset growth was greater than that of core deposits. Short-term non-core funding increased further bringing the ratio to total assets 24%. During the quarter, short-term non-core CD’s increased by $63 million while total assets rose by only $97 million. Short-term investments over short-term non-core funding rose from the previous quarter. Short-term investments, which included Fed Funds sold, rose by $68.3 million.

Liquidity Measures

Classification	Guidelines	06/03	03/03	12/02	09/02

Net loans & leases / Total assets	Less than 85%	67%	67%	67%	65%
Investment / Deposits	Less than 50%	31%	31%	29%	31%
Loans & Investment / Deposits	Less than 133%	107%	108%	105%	105%

     The Company saw a steady demand for loans during the quarter. Net loans and leases over total assets remained constant as both loans and assets increased during the second quarter.

     Management reviews loan and deposit balances daily along with their related ratio. The quarterly trend of each account with its available credit facilities is reported to the Board of Directors through the Investment Committee.

In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company’s capital needs. Total shareholders’ equity was $128.0 million at June 30, 2003. This represented an increase of $3.5 million or 2.81% over total shareholders’ equity of $124.5 million at December 31, 2002.

     The regulatory agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a Companying organization rated in the highest of the five categories used by regulators to rate Companying organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     At June 30, 2003, Tier 1 capital, shareholders’ equity less intangible assets, was $127.1 million. This represented an increase of $7.2 million or 6.0% over total Tier 1 capital of $119.9 million at December 31, 2002. At June 30, 2003, the Company had a ratio of total capital to total risk-weighted assets of 11.6% and a ratio of Tier 1 capital to total risk weighted assets of 10.5%. The Tier 1 leverage ratio was 8.1% at June 30, 2003.

     The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of June 30, 2003.

	As of June 30, 2003
	(dollars in thousand)

	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$140,576	11.6%	$96,949	8%	43,627	3.6%
Tier I capital (to risk-weighted assets)	127,429	10.5%	48,544	4%	78,885	6.5%
Tier I capital (to average assets)	127,429	8.1%	62,928	4%	64,501	4.1%

     Item 4. Controls and procedures

(a)	Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and its Principal Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of the end of the period (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

PART II

Item 1 Legal Proceedings

     None

Item 2 Changes in Securities

     None

Item 3 Defaults upon Senior Securities

     None

Item 4 Submission of Matters to a vote of Shareholders

On May 21, 2003, the annual meeting of shareholders was called to vote on election of four nominees to serve as directors of the Company, each for a term of three years. Holders of the 13,923,330 outstanding shares as of the record date voted in the annual meeting in person or by proxy. The proposal passed with a vote of 10,931,453 in favor, 0 opposed, and 20,524 abstaining non-votes. The elected directors were;

I Joon Ahn
Joon H. Lee
Joseph K. Rho
Won R. Yoon

And, other directors whose term of office as a director continued after the meeting were;

George S. Chey
Ki Tae Hong
Eung Kyun Ahn
Stuart S. Ahn
Richard B.C. Lee
Chang Kyu Park

Item 5 Other Events.

On June 26, 2003, Hanmi Financial Corp. issued a press release announcing the appointment of Mr. Jae Whan Yoo as President and Chief Executive Officer of Hanmi Financial Corporation and Hanmi Bank.

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Chief Executive Officer Certification pursuant section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Principal Financial Officer Certification pursuant section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification pursuant 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Principal Financial Officer Certification pursuant 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 3, 2003, the Company filed a Form 8-K pursuant to Item 9. reporting achievement of certain loan levels and the opening of new branch.

On April 29, 2003, the Company filed a Form 8-K pursuant to Item 9. (Item 12) reporting result of operation for the first quarter of 2003.

On May 2, 2003, the Company filed a Form 8-K pursuant to Item 5. announcing the resignation of Mr. Chang Hoon Youk as President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanmi Financial Corporation

Date: August 14, 2003	By /s/ Jae Whan Yoo

Jae Whan Yoo
President & Chief Executive Officer