Form 10-Q
period 2003-09-30
HANMI FINANCIAL CORP
filed 2003-11-14
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the quarterly period ended September 30, 2003 or

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

Yes   (x)      No   (   )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act.).

Yes   (x)      No   (   )

As of October 31, 2003, there were 14,124,989 outstanding shares of the issuer’s Common Stock.

FORM 10-Q

INDEX

HANMI FINANCIAL CORPORATION

Page
Part I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Condition - September 30, 2003 and December 31, 2002	3
Consolidated Statements of Operations and Comprehensive Income - Quarter and Nine Months Ended September 30, 2003 and 2002	4
Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002	7
Notes to Consolidated Financial Statements	9
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
Item 4. CONTROLS AND PROCEDURES	33
Part II OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 2. Changes in Securities	34
Item 3. Defaults upon Senior Securities	34
Item 4. Submission of Matters to a vote of Shareholders	34
Item 5. Other Information.	34
Item 6. Exhibits and Reports on Form 8-K	34
SIGNATURES
CERTIFICATIONS

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
(Dollars in thousands)	2003	2002

Assets
Cash and due from banks	53,314	67,772
Federal funds sold	—	55,000

Cash and cash equivalents	53,314	122,772
Term fed funds sold	5,000	30,000
Federal Reserve Bank stock	2,935	2,945
Federal Home Loan Bank stock	3,848	1,634
Investment securities held to maturity, at amortized cost (Fair value: September 30, 2003-$1,456; December 31, 2002-$7,596)	1,446	7,542
Investment securities available-for-sale, at fair value	444,898	272,006
Loans receivable, net of allowance for loan losses: $13,488 at September 30, 2003; $12,269 at December 31, 2002	1,154,584	961,599
Loan held for sale	22,658	12,540
Due from customers on acceptances	3,301	4,472
Bank premises and equipment	8,234	8,240
Accrued interest receivable	6,794	5,533
Deferred income taxes	4,239	4,223
Servicing assets	2,249	2,065
Goodwill and intangible assets	2,073	2,164
Bank-owned life insurance-cash surrender value	11,021	10,637
Other assets	8,074	7,926

Total	1,734,668	1,456,298

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	457,196	412,060
Interest-bearing
Savings	95,478	98,121
Time certificates of deposit $100,000 or more	442,567	323,544
Other time deposits	298,591	259,940
Money market checking	208,046	190,314

Total deposits	1,501,878	1,283,979

Accrued interest payable	3,964	3,385
Acceptances outstanding	3,301	4,472
Other borrowed funds	84,458	37,797
Other liabilities	4,858	2,197

Total liabilities	1,598,459	1,331,830

	September 30,	December 31,
(Dollars in thousands)	2003	2002

Common stock, $.001 par value; authorized, 50,000,000 shares; issued and outstanding, 14,123,189 shares, and 13,915,433 shares at September 30, 2003 and December 31, 2002, respectively	14	14
Additional paid in capital	101,791	99,941
Accumulated other comprehensive income
Unrealized gain on securities available-for-sale and interest rate swaps, net of taxes of $1,118 and $1,135 at September 30, 2003 and December 31, 2002 respectively	2,077	2,105
Retained earnings	32,327	22,408

Total shareholders’ equity	136,209	124,468

Total	1,734,668	1,456,298

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	For Quarter ended		For nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(dollars in thousands, except for per share data)
Interest income
Interest and fees on loans	$16,872	$14,893	$47,052	$41,875
Interest on investments	2,631	3,209	8,608	8,545
Interest on term federal funds sold	22	133	208	510
Interest on federal funds sold	35	338	270	717

Total interest income	19,560	18,573	56,138	51,647
Interest expense	5,111	5,768	15,675	15,821

Net interest income before provision for loan losses	14,449	12,805	40,463	35,826
Provision for loan losses	1,700	1,050	4,380	3,150

Net interest income after provision for loan losses	12,749	11,755	36,083	32,676
Noninterest income:
Service charges on deposit account	2,680	2,369	7,655	6,802
Gain on sales of loans	307	583	1,629	1,466
Gain on sales of available-for-sales securities	—	823	858	1,751
Trade finance fees	711	626	2,129	1,810
Remittance fees	233	196	688	554
Other service charges and fees	214	211	680	609
Bank owned life insurance income	127	141	383	411
Change in fair value of interest rate swap	—	—	—	1,368
Other income	180	172	577	480

Total noninterest income	4,452	5,121	14,599	15,251
Noninterest expenses
Salaries and employee benefits	5,259	4,571	15,511	13,108
Occupancy and equipment	1,387	1,074	3,855	3,205
Data processing	775	703	2,310	2,067
Supplies and communications	335	334	1,113	1,096
Professional fees	215	241	939	802
Advertising and promotion	318	327	1,091	1,037
Loan referral fee	218	203	653	531
Impairment charges on investment	—	456	—	4,406
Other operating	1,176	1,059	3,460	2,849

Total noninterest expenses	9,683	8,968	28,931	29,101

Income before income taxes	7,518	7,908	21,751	18,826
Income taxes	2,573	2,767	7,613	6,589

Net income	$4,945	$5,141	$14,138	$12,237

	For Quarter ended		For nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(dollars in thousands, except for per share data)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) arising during the year	(369)	1,809	152	2,366
Less reclassification adjustment for realized gain on securities available-for-sale included in net income	—	(168)	(803)	(512)
Unrealized gain (loss) on cash flow hedge	(56)	—	623	—

Other Comprehensive income (loss)	(425)	1,641	(28)	1,854

Total comprehensive income	$4,521	$6,782	$14,110	$14,091

Earnings per share:
Basic	$0.35	$0.37	$1.01	$0.89
Diluted	$0.34	$0.37	$0.99	$0.87

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Nine Months ended
	September 30,	September 30,
	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,138	$12,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,393	1,060
Provision for loan losses	4,380	3,150
Federal Home Loan Bank and Federal Reserve Bank stock dividends	(2,204)	(874)
Net gain on sale of securities available-for-sale	(850)	(1,751)
Change in fair value of interest rate swap	—	(1,368)
Impairment loss on investments	—	4,406
Gain on sale of loans	(1,629)	(1,465)
Loss on sale of fixed assets	61	27
Origination of loans held for sale	(30,954)	(22,506)
Proceeds from sale of loans held for sale	21,933	29,315
Change in:
Accrued interest receivable	(1,261)	(33)
Increase in cash surrender value of BOLI	(383)	(411)
Other assets	(332)	(2,599)
Accrued interest payable	579	(1,805)
Other liabilities	2,661	1,386

Net cash provided by operating activities	7,532	18,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured term federal funds sold	25,000	—
Proceeds from matured or called investment securities available-for-sale	123,225	73,266
Proceeds from matured or called investment securities held-to-maturity	6,096	7,504
Proceeds from sale of securities available-for-sale	33,076	39,102
Proceeds from termination of interest rate swaps	—	1,368
Net increase in loans receivable	(196,833)	(142,743)
Purchase of securities available-for-sale	(328,386)	(206,518)
Purchase of Bank owned life insurance	—	(83)
Purchases of premises and equipment	(1,358)	(600)

Net cash used in investing activities	(339,180)	(228,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	217,899	213,531
Proceeds from exercise of stock options	1,850	460
Stock dividend paid in cash for fractional shares	—	(7)
Cash dividend paid	(4,219)	—
Proceeds from other borrowed funds	46,661	37,578

Net cash provided by financing activities	262,191	251,562

	Nine Months ended
	September 30,	September 30,
	2003	2002

	(Dollars in thousands)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,458)	41,627
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	122,772	81,206

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,314	$122,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$15,096	$17,626
Income taxes paid	7,252	6,371
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING, OPERATING AND FINANCING ACTIVITIES -
Transfer of retained earnings to common stock for stock dividend	—	$17,382

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

Note 2. Basis of Presentation

     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiary reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended September 30, 2003, but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

     Certain reclassifications were made to the prior period presentation to conform to the current period’s presentation.

Note 3. Employee Stock based Compensation

     The Company measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for the Company’s stock option plan been determined based on the fair value estimated using the Black-Scholes model at the grant date for previous awards, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated for the periods as follows:

	September 30,	September 30,

	2003	2002

	(dollars in thousands, except per share data)
Net income:
As reported	$14,138	$12,237
Stock based compensation expense, net of tax	415	568

Pro forma	$13,723	$11,669
Earnings per share:
As reported:
Basic	$1.01	$0.89
Diluted	$0.99	$0.87
Pro forma:
Basic	$0.98	$0.85
Diluted	$0.96	$0.83

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

The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

	For the quarter ended September 30,
		Weighted
		average	Per share
	Income	Shares	amount

	(numerator)	(denominator)
	(dollars in thousands, except per share data)
2003:
Basic EPS—
Income available to common shareholders	$4,945	14,095,919	$0.35
Effect of diluted stock options		288,632	(0.01)

Diluted EPS—
Income available to common shareholders	$4,945	14,384,551	$0.34
2002:
Basic EPS—
Income available to common shareholders	$5,141	13,718,377	$0.37
Effect of diluted stock options		297,026	(0.00)

Diluted EPS—
Income available to common shareholders	$5,141	14,015,403	$0.37

	For the nine months ended September 30,
		Weighted
		average	Per share
	Income	Shares	amount

	(numerator)	(denominator)
	(dollars in thousands, except per share data)
2003:
Basic EPS—
Income available to common shareholders	$14,138	14,014,959	$1.01
Effect of diluted stock options		288,460	(0.02)

Diluted EPS—
Income available to common shareholders	$14,138	14,303,419	$0.99
2002:
Basic EPS—
Income available to common shareholders	$12,237	13,722,288	$0.89
Effect of diluted stock options		308,782	(0.02)

Diluted EPS—
Income available to common shareholders	$12,237	14,031,070	$0.87

Note 5. Derivative Financial instruments

     The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of September 30, 2003, the Company had four interest rate swap agreements with a total notional amount of $60 million, wherein the Company receives a fixed rate of 5.77% and 6.37% at quarterly intervals, for each $20 million notional amount, respectively. The Company receives a fixed rate of 6.51% and 6.76% at quarterly intervals, for each $10 million notional amount, which was entered into during the third quarter, respectively as well. The Company pays a floating rate at quarterly intervals based on the Wall Street Journal published Prime Rate.

     As of September 30, 2003, the fair value of the interest rate swaps was in a favorable position of $959,000. A total of $623,000, net of tax, is included in other comprehensive income. The fair value of the interest rate swap is included in other assets in the accompanying consolidated statements of financial condition. No significant ineffectiveness was recognized for the three or nine months ended September 30, 2003.

Note 6. Current Accounting Matters

     In May, 2003, Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. SFAS 150 clarifies that the Company’s Capital Securities be classified as a liability, whereas previously they were classified between the liabilities and equity sections. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. To date, the financial impact of SFAS 150 has not had a material effect on the Company.

     In April 2003, The Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”) was issued. SFAS No. 149 clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after September 30, 2003. The financial impact of SFAS 149 did not have a material effect on the Company.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and an interpretation of ARB No. 51 (“FIN 46”). This Interpretation provides guidance to improve financial reporting for Special Purpose Entities, Off-Balance Sheet Structures and Similar Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. FASB deferred the effective date for applying the provision of FIN 46 for interest held by public entities in variable interest entities or potential variable interest created before February 1, 2003 until the end of the first interim or annual period after December 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe it has any variable interest entities that require consolidation or deconsolidation as a result of applying the provisions of FIN 46.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of the Company’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. It is anticipated that the financial impact of the SFAS 148 would not have a material impact on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition for the nine months ended September 30, 2003. This analysis should be read in conjunction with the Company’s Annual Report included in Form 10-K for the year ended December 31, 2002 and with the unaudited financial statements and notes as set forth in this report.

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

Selected Financial Data

     The following table sets forth-certain selected financial data concerning the Company for the periods indicated:

	For the Nine Months Ended

(dollars in thousands)	September 30, 2003	September 30, 2002

AVERAGE BALANCES:
Average net loans	$1,067,284	$859,379
Average investment securities	414,486	314,959
Average assets	1,578,044	1,272,266
Average deposits	1,388,007	1,136,098
Average equity	130,030	110,092
PERFORMANCE RATIOS:
Return on average assets (1)	1.19%	1.28%
Return on average equity (1)	14.50%	14.82%
Net interest margin (2)	3.64%	4.07%
CAPITAL RATIOS (3)
Leverage capital ratio	7.94%	8.30%
Tier 1 risk-based capital ratio	10.26%	11.17%
Total risk-based capital ratio	11.31%	12.23%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.13%	1.10%
Allowance for loan losses to non-accrual loans	172.03%	265.85%
Total non-performing assets (4) to total assets	0.49%	0.30%

(1)	Calculations are based upon annualized net income.

(2)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(3)	The required ratios for a “well-capitalized” institution are 5% leveraged capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(4)	Nonperforming assets consist of nonperforming loans, which include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned.

Forward-Looking Information

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward looking statements relate to, among other things, expectations of the environment in which the Company operates and projection of future performance. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. For additional information concerning these factors, see the Company’s filings with the Securities and Exchange Commission, and in particular, the Company’s Form 10-K under the heading “Factors That May Affect Future Results of Operation.”, “Interest Rate Risk Management”, and “Liquidity and Capital Resources”.

Dividends

     On September 18, 2003, the Company declared a quarterly common stock cash dividend of $0.10 per share for the third quarter of 2003. The dividend was paid on October 15, 2003 to shareholders of record on October 1, 2003. The future dividend payout is subject to the Company’s future earnings and legal requirements and the discretion of the Board of Directors.

Results of Operations

     The Company’s net income for the nine months ended September 30, 2003 was $14.1 million or $0.99 per diluted share compared to $12.2 million or $0.87 per diluted share for the nine months ended September 30, 2002. The 15.5% increase in net income for 2003 as compared to 2002 was mainly due to the decrease in impairment charge on investments of $4.4 million. An increase in net interest income after provision for loan losses of $3.4 million was substantially offset by an increase in salaries and employee benefits expenses of $2.4 million. The annualized return on average assets was 1.19% for the nine months ended September 30, 2003 compared to a return on average assets of 1.28% for the same period of 2002, a decrease of 9 basis points. The annualized return on average equity was 14.50% for the nine months ended September 30, 2003, compared to a return on average equity of 14.82% for the same period in 2002, a decrease of 32 basis points.

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

     For the nine months ended September 30, 2003, the Company’s net interest income before provision for loan losses was $40.5 million. This represented an increase of $4.6 million or 12.9% over net interest income before provision for loan losses of $35.8 million for the nine months ended September 30, 2002. The interest rate spread decreased to 3.01% for the nine months ended September 30, 2003, from 3.32% for the same period in 2002. The change was mainly due to a decrease in interest rates received on loans and investments. The net interest margin also decreased to 3.64% for the nine months ended September 30, 2003, from 4.07% for the same period in 2002 due to an increase in the volume of interest earning assets with lower interest rates.

     Total interest income increased $4.5 million or 8.7% to $56.1 million for the nine months ended September 30, 2003 from $51.6 million for the nine months ended September 30, 2002. The increase was mainly the result of an increase in volume of interest earning assets. The interest-earning assets increased by $307.4 million or 26.2% to $1,481.8 million compared to $1,174.3 million a year ago.

     The Company’s interest expense on deposits and other borrowed funds for the nine months ended September 30, 2003 decreased by $146,000 or 0.9% to $15.7 million from $15.8 million for the nine months ended September 30, 2002. The decrease reflected a decrease in interest cost paid to depositors which offsets the increase in the volume of interest-bearing deposits and borrowings. Average interest-bearing liabilities were $1.0 billion for the nine months ended September 30, 2003, which represented an increase of $194.6 million or 23.4% from average interest-bearing liabilities of $831.7 million for the nine months ended September 30, 2002.

     The cost of average interest-bearing liabilities decreased to 2.04% for the nine months ended September 30, 2003, compared to a cost of 2.54% for the same period of 2002. Overall interest on deposits decreased mainly due to repricing of interest rates on long-term certificates of deposit to the lower interest rates as the deposits matured.

     The table below represents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	For the nine months ended September 30,
		2003			2002
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield

			(Dollars in Thousands)
Assets:
Earning assets:
Net Loans (1)	$1,067,284	$47,052	5.88%	$859,379	$41,875	6.50%
Municipal securities (2)	27,821	876	4.20%	31,709	1,066	4.48%
Obligations of other U.S. govt	66,252	1,658	3.34%	22,252	861	5.16%
Other debt securities	268,997	5,878	2.91%	175,969	6,463	4.90%
Equity securities	5,543	196	4.71%	3,578	146	5.44%
Federal funds sold	28,308	270	1.27%	50,557	717	1.89%
Term federal funds sold	17,564	208	1.58%	30,443	510	2.23%
Commercial paper	—	—		385	8	2.77%
Interest-earning deposits	—	—	—	66	1	2.02%

Total interest earning assets:	1,481,770	56,138	5.05%	1,174,338	51,647	5.86%
Liabilities:
Interest-bearing liabilities
Deposits:
Money market deposits	$207,868	$1,943	1.25%	$167,543	$2,276	1.81%
Savings deposits	97,397	1,529	2.09%	91,773	1,995	2.90%
Time certificates of deposits $100,000 or more	364,571	5,448	1.99%	309,985	5,870	2.52%
Other time deposits	307,022	5,702	2.48%	245,869	5,203	2.82%
Other borrowing	49,390	1,052	2.84%	16,505	477	3.85%

Total interest-bearing liabilities	1,026,248	15,675	2.04%	831,675	15,821	2.54%
Net interest income		$40,463			$35,826

Net interest spread (3)			3.01%			3.32%
Net interest margin (4)			3.64%			4.07%

(1)	Loan fees have been included in the calculation of interest income. Loan fees were $2.7 and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)	Yields on tax-exempt income have not been computed on a tax equivalent basis.

(3)	Represents the average rate earned on interest-bearing assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as percentage of average interest-earning assets.

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

	For the nine months ended September 30,
	2003 vs. 2002			2002 vs. 2001
	Increases(Decreases)			Increases(Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in Thousands)
Interest Income:
Net Loans (1)	9,438	(4,261)	5,177	10,430	(6,491)	3,939
Municipal securities (2)	(125)	(65)	(190)	215	(26)	189
Obligations of other U.S. govt	1,193	(395)	798	(1,561)	(37)	(1,598)
Other debt securities	2,633	(3,217)	(584)	1,011	(452)	559
Equity securities	71	(22)	49	39	(4)	35
Federal funds sold	(256)	(191)	(447)	(314)	(414)	(728)
Term fed funds sold	(178)	(124)	(302)	—	—	—
Commercial paper	(4)	(4)	(8)	(94)	(66)	(160)
Interest-earning deposits	(1)	(1)	(2)	2	—	2

	12,771	(8,279)	4,491	9,728	(7,490)	2,238
Interest expense:
Money market	473	(806)	(333)	290	(497)	(207)
Savings	116	(582)	(466)	151	(169)	(18)
TCD over	934	(1,357)	(423)	562	(2,962)	(2,400)
Other TCD	1,189	(689)	500	(632)	(1,807)	(2,439)
Other borrowing	730	(154)	576	54	(14)	40

	3,442	(3,588)	(146)	425	(5,449)	(5,024)

Change in net interest income	9,329	(4,691)	4,637	9,303	(2,041)	7,262

Provision for loan losses

     For the quarter ended September 30, 2003, the Company recorded a provision for loan losses of $1.7 million to support rapid loan growth and an increase in nonperforming loans. This represented an increase of $650,000 or 61.9% from $1.1 million compared to the same period in 2002. For the nine months ended September 30, 2003, the Company made an additional provision of $4.4 million, which represented an increase of $1.2 million or 39.0% from $3.2 million compared to the same period in 2002. The Company’s management believes that the allowance for loan losses is sufficient for the inherent losses at September 30, 2003. (See Allowance and provision for loan losses)

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is mainly comprised of service charges and fees on deposit accounts, fees charged on trade finance, and gain on sale of loans and investment securities. Non-interest income decreased $669,000 or 13.1% to $ 4.5 million for the quarter ended September 30, 2003 from $5.1 million for the same period in 2002 due to the decrease of gain on sale of loans and securities. Excluding these, non-interest income increased by $430,000 or 11.6% for the quarter ended September 30, 2003.

     For the nine months ended September 30, 2003, non-interest income decreased by $652,000 or 4.3% to $14.6 million due to the change in fair value of interest rate swaps of $1.4 million recognized in 2002. If this item is excluded, non-interest income for the nine months ended September 30, 2003 increased by $716,000 or 5.2% compared to $13.9 million for the nine months ended September 30, 2002.

     Service charges on deposit accounts increased $311,000 or 13.1% during the quarter ended September 30, 2003 to $2.7 million compared to $2.4 million during the same period in 2002. The increase was mainly due to expansion of the branch network, opening of branches in Torrance in December 2002 and Santa Clara in January 2003, and overall deposit increase.

     For nine months ended September 30, 2003, service charges on deposit accounts increased $853,000 or 12.5 % to $7.7 million compared to $6.8 million during the same period in 2002 due to expansion of the branch network and deposit growth.

     Gain on sale of loans decreased $276,000 or 47.3% for the quarter ended September 30, 2003 to $307,000, compared to $583,000 during the same period in 2002. The decrease was mainly due to a decrease in sales of SBA loans of $222,000 and a decrease in sales of Mortgage loans of $54,000.

     The company sells the guaranteed portion of the SBA loans in the secondary markets, while the Company retains servicing rights. For the nine months ended September 30, 2003, the Company recognized gain of $1.1 million from such sales, which was a decrease of $128,000 or 10.4% compared to the same period in 2002.

     Gain on sales of mortgage loans, however, increased $291,000 or 121% to $532,000 compared to $241,000 for the nine months in 2002. For the nine months ended September 30, 2003, the gain on sale of loans increased by $163,000 or 11.1% to $1.6 million from $1.5 million for the same period in 2002.

     There was no gain on sale of securities recognized during the third quarter of 2003, compared to $823,000 in the same period in 2002. During the second quarter of 2003, the Company sold a part of a Worldcom (“Worldcom”) corporate bond, which had defaulted in January 2002. The Company sold the bond at a gain of $380,000. For the nine months ended September 30, 2003, gain on sale of securities decreased by $893,000 or 51.0% compared to the same period in 2002 due to a decrease in volume of securities sold.

     The breakdown of non-interest income by category is reflected below:

	For the quarter ended
	September 30,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Service charges on deposit account	$2,680	$2,369	$311	13.14%
Gain on sales of loans	307	583	(276)	-47.38%
Gain on sales of available-for-sales securities	—	823	(823)	-100.00%
Trade finance fees	711	626	85	13.62%
Remittance fees	233	196	37	18.84%
Other service charges and fees	214	211	3	1.53%
Bank owned life insurance income	127	141	(14)	-10.05%
Other income	180	172	8	4.48%

Total	$4,452	$5,121	(669)	-13.07%

	For the nine months ended
	September 30,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Service charges on deposit account	$7,655	$6,802	$853	12.54%
Gain on sales of loans	1,629	1,466	163	11.10%
Gain on sales of available-for-sales securities	858	1,751	(893)	-51.01%
Trade finance fees	2,129	1,810	319	17.62%
Remittance fees	688	554	134	24.17%
Other service charges and fees	680	609	71	11.63%
Bank owned life insurance income	383	411	(28)	-6.72%
Change in fair value of interest rate swaps	—	1,368	(1,368)
Other income	577	480	97	20.30%

Total	$14,599	$15,251	(652)	-4.28%

Non-interest Expenses

     Non-interest expenses for the third quarter of 2003 increased by $715,000 or 8.0% to $9.7 million from $9.0 million for the same period in 2002. This increase was mainly due to an increase of salaries and employee benefits and occupancy expense of $1 million, which was offset by a decrease of impairment charges on investment securities of $456,000 recognized during the same period in 2002. Excluding the impairment charge, non-interest expense increased $1.2 million or 13.8% from $8.5 million for the quarter ended September 30, 2002.

     For the nine months ended September 30, 2003, non-interest expense decreased $170,000 or 0.6% to $28.9 million from $29.1 million for the same period in 2002. The decrease was mainly due to the impairment charge of $4.4 million made on the Worldcom bond in 2002. If this expense was excluded, non-interest expense actually increased by $4.2 million or 17.2% from $24.7 million for the same period in 2002. The increase was mainly due to increase in salaries and employee benefits, occupancy and equipment, and data processing as the Company is expanding the network.

     Salaries and employee benefits for the third quarter of 2003 increased by $688,000 or 15.1% to $5.3 million from $4.6 million for the same period in 2002 due to an addition of two new branches in Torrance and Santa Clara and annual salary adjustments. Among this increase, severance payments of $290,000 were included as a result of the reorganization accomplished in the third quarter of 2003.

     For the nine months ended September 30, 2003, salaries and employee benefits increased by $2.4 million or 18.3% to $15.5 million from $13.1 million for the same period in 2002 due to annual salary increase and salary expense incurred in connection with the early departure of former Chief Executive Officer and retirement of Chief Financial Officer.

     The occupancy and equipment expenses for the third quarter of 2003 increased by $313,000 or 29.2% to $1.4 million from $1.1 million for the same period in 2002. For the nine months ended September 30, 2003, occupancy and equipment increased by $650,000 or 20.3% to $3.9 million from $3.2 million for the same period in 2002. This increase is also a result of the Company’s recent expansion of new branches as well as annual adjustment of existing leases for other branch premises.

     Data processing fees for the third quarter of 2003 increased by $72,000 or 10.25% to $775,000 from $703,000 during the same period in 2002. For the nine months ended September 30, 2003, data processing fees increased $243,000 or 11.8% to $2.3 million from $2.1 million for the same period in 2002. Additional expense was incurred mainly due to increase in the volume of transaction accounts resulting from Company’s recent expansion of new branches.

     Other operating expenses for the quarter ended September 30, 2003 increased by $117,000 or 11.1% to $1.2 million from $1.1 million compared to the same period in 2002. Among other expenses, correspondent Company charges, corporate administration expense, and credit card related expenses increased over the same period in 2002.

     The breakdown of non-interest expense by category is reflected below:

	For the quarter ended
	September 30,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Salaries and employee benefits	$5,259	$4,571	$688	15.05%
Occupancy and equipment	1,387	1,074	313	29.18%
Data processing	775	703	72	10.25%
Supplies and communications	335	334	1	0.15%
Professional fees	215	241	(26)	-10.62%
Advertising and promotion	318	327	(9)	-2.89%
Assessment and admin expenses	285	224	61	27.23%
Loan referral fee	218	203	15	7.19%
Impairment charges on investment	—	456	(456)
Other operating	891	835	56	6.74%

Total	$9,683	$8,968	715	7.97%

	For the nine months ended
	September 30,		Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Salaries and employee benefits	$15,511	$13,108	$2,403	18.33%
Occupancy and equipment	3,855	3,205	650	20.28%
Data processing	2,310	2,067	243	11.76%
Supplies and communications	1,113	1,096	17	1.55%
Professional fees	939	802	137	17.08%
Advertising and promotion	1,091	1,037	54	5.21%
Assessment and admin expenses	898	638	260	40.75%
Loan referral fee	653	531	122	22.89%
Impairment charges on investment	—	4,406	(4,406)
Other operating	2,561	2,211	350	15.83%

Total	$28,931	$29,101	(170)	-0.59%

Provision for Income Taxes

     For the nine months ended September 30, 2003, the Company recognized a provision for income taxes of $7.6 million on net income before tax of $21.8 million, representing an effective tax rate of 35%. The lower tax rate compared to prior to 2002 was mainly due to an income tax benefit generated from a Real Estate Investment Trust, a special purpose subsidiary of the Company, which provides flexibility to raise additional capital in a tax efficient manner.

Financial Condition

Summary of Changes in Balance Sheets September 30, 2003 compared to December 31, 2002

     The Company has been able to offset the margin compression with strong asset growth. At September 30, 2003, the Company’s total assets increased by $278.4 million or 19.1% to $1,735 million from $1,456 million at December 31, 2002. The increase was mainly due to an increase in investment securities available-for-sales and loans. Investment securities available for sale increased $172.9 million or 63.6% to $444.9 million from $272.0 million at December 31, 2002. Loans, net of unearned loan fees, allowance for loan losses and loans held for sale, totaled $1,154.6 million at September 30, 2003, which represents an increase of $193.0 million or 20.1% from $961.6 million at December 31, 2002. The increase in assets was mainly funded by deposits, which increased by $217.9 million or 17.0% to $1,501.9 million at September 30, 2003 from $1,284.0 million at December 31, 2002.

Investment Security Portfolio

     The Company classified its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. Those securities that the Company has the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. The Company owned no trading securities at September 30, 2003. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company are U.S. agencies, municipal bonds, mortgage-backed securities, collateralized mortgage obligations and asset-backed securities and others.

     As of September 30, 2003, held-to-maturity securities totaled $1.4 million and available-for-sale securities totaled $444.9 million, compared to $7.5 million and $272.0 million at December 31, 2002, respectively.

	At September 30, 2003			At December 31, 2002
	Amortized Cost	Fair Value	Gain(Loss)	Amortized Cost	Fair Value	Gain(Loss)

	(dollars in thousands)
HELD-TO-MATURITY
Corporate bonds	$—	$—	$—	$4,997	$4,983	$(14)
Municipal bonds	690	689	(1)	1,088	1,126	38
Mortgage-backed securities	756	767	11	1,457	1,487	30

Total	$1,446	$1,456	$10	$7,542	$7,596	$54

	$—
AVAILABLE-FOR-SALE
U.S. agencies	$85,964	$87,218	$1,254	$53,408	$53,901	$493
Corporate bonds	16,175	16,477	302	594	1,188	594
Municipal bonds	43,243	43,759	516	17,810	18,237	427
Mortgage-backed securities	131,512	132,422	910	78,112	79,173	1,061
Collateralized mortgage obligation	151,565	150,868	(697)	102,212	102,877	665
Asset-backed securities	1,204	1,204	0	1,630	1,630	—
Other	12,999	12,950	(49)	15,000	15,000	—

Total	$442,662	$444,898	$2,236	$268,766	$272,006	$3,240

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

     The Company’s net loans, including loans held for sale of $22.6 million, were $1,177 million at September 30, 2003. This represented an increase of $203.1 million or 13.3% over net loans of $974.1 million at December 31, 2002.

     Total commercial loans, comprised of domestic commercial, trade-financing loans, and SBA commercial loans, were $666.0 million at September 30, 2003, which represented an increase of $93.1 million or 16.25% from $572.9 million at December 31, 2002.

     Real estate loans increased by $102.7 million or 27.6% to $474.3 million at September 30, 2003 from $371.6 million at December 31, 2002. This increase was due to an increase in residential mortgage loans and commercial property loans due to the low interest rate environment.

     The following table shows the Company’s loan composition by type including loans held for sale.

	September 30,	December 31,	Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Real estate loans;
Construction	$33,402	$39,237	(5,835)	-14.9%
Commercial property	378,716	284,465	94,251	33.1%
Residential property	62,148	47,891	14,257	29.8%
Commercial and industrial loans (1)	666,012	572,910	93,102	16.3%
Consumer loans	53,477	44,416	9,061	20.4%

Total loans (2)	$1,193,755	$988,919	204,836	20.7%

Unearned income on loans, net of costs	(3,025)	(2,511)
Allowance for loan losses	(13,488)	(12,269)

Net loans receivable	$1,177,242	$974,139

(1)	Amount included loans held for sale, at the lower of cost or market, of $22.7 million and $12.5 million at September 30, 2003 and December 31, 2002.

(2)	Amount excluded Term fed funds sold of $5 million and $30 million at September 30, 2003 and December 31, 2002.

     At September 30, 2003, accruing loans 90 days past due or more were $539,000, decreased by $78,000 from $617,000 at December 31, 2002 and by $2.2 million from $2.7 million at June 30, 2003. This was due in a large part to the payoff of two $1 million commercial loans during the third quarter of 2003

     Non-accrual loans were $7.8 million at September 30, 2003, an increase by $2.0 million from $5.9 million at December 31, 2002. The increase was due to three commercial term loans to one borrower in the amount of $4.0 million that have been placed on non-accrual in the second quarter of 2003. These loans have been restructured and have been current on the restructured terms. Of the total exposure for the foregoing loans, $2.4 million is fully secured by equipment and commercial real estate, and the unsecured portion was fully covered by general allowance as of September 30, 2003.

     The table below shows the composition of the Company’s nonperforming assets as of the dates indicated.

	September 30,	December 31,
	2003	2002

	(dollars in thousands)
Nonaccrual loans	7,840	5,858
Loans 90 days or more past due and still accruing(as to principal or interest)	539	617
Total nonperforming loans	8,379	6,475
Other real estate owned	122	—

Total nonperforming assets	8,501	6,475

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

     As of September 30, 2003, the allowance for loan losses was $13.5 million or 1.13% of gross loans, compared with $12.3 million or 1.24% at December 31, 2002. While the amount of the allowance has increased, the margin of its increase was less than that of gross loans, resulting in the decreased loan loss allowance ratio. The decrease of the allowance in terms of percentage of gross loans was mainly due to the decrease of specific allocation from $2.0 million to $0.4 million due to the charge-offs and the decrease of foreign country risk allocation from $1.0 million to $0.5 million.

     The loan loss estimation based on historical losses and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

     The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of September 30, 2003.

	September 30,	December 31,
	2003	2002

	(dollars in thousands)
Balances:
Average total loans outstanding during period	1,083,117	895,393
Total loans outstanding at end of period	1,193,755	988,919
Allowance for Loan Losses:
Balances at beginning of period	$12,269	$10,064
Charge-offs:	4,277	3,571
Recoveries on loans previously charged off:	1,116	976

Net loan charge-offs	3,161	2,595
Provision for loan losses	4,380	4,800

Balances at end of period	$13,488	$12,269

Ratios:
Net loan charge-offs to average total loans	0.29%	0.29%
Net loan charge-offs to total loans at end of period	0.26%	0.26%
Allowance for loan losses to average total loans	1.25%	1.37%
Allowance for loan losses to total loans at end of period	1.13%	1.24%
Net loan charge-offs to allowance for loan losses at end of period	23.44%	21.15%
Net loan charge-offs to provision for loan losses	72.17%	54.06%
Allowance for loan losses to nonperforming loans	160.97%	189.48%

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

Deposits

     At September 30, 2003, the Company’s total deposits were $1,501.9 million. This represented an increase of $217.9 million or 17.0%, from total deposits of $1,284.0 million at December 31, 2002. Demand deposits totaled $457.2 million, representing an increase of $45.1 million or 11.0% from total demand deposits of $412.0 million at December 31, 2002.

     Time certificates of deposit of $100,000 or more totaled $442.6 million at September 30, 2003. This represented an increase of $119.0 million or 36.8%, compared to $323.5 million at December 31, 2002. Other time deposits also increased by $38.7 million or 14.9% to $298.6 million from $259.9 million at December 31, 2002. The overall deposit increase was mainly due to an expansion of the branch network and the results of a special deposit campaign on time deposits during the first quarter of 2003.

     The company also increased Federal Home Loan Bank borrowings by $45 million to a balance of $76.0 million to fund a portion of its assets growth.

	September 30,	December 31,	Increase (Decrease)
	2003	2002	Amount	Percentage

	(dollars in thousands)
Demand, noninterest-bearing, deposits	$457,196	$412,060	45,136	11.0%
Money market checking	208,046	190,314	17,732	9.3%
Savings	95,478	98,121	(2,643)	-2.7%
Time certificates of deposit $100,000 or more	442,567	323,544	119,023	36.8%
Other time deposits	298,591	259,940	38,651	14.9%

Total deposits	$1,501,878	$1,283,979	217,899	17.0%

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

     The following table is the most recent status of gap position.

	Less than 3 Months		3 to 12 Months

	Current Qtr	Previous Qtr	Current Qtr	Previous Qtr

Cumulative Repricing	559,652	464,580	119,372	114,515
As % of Total Assets	32.27%	28.18%	6.88%	6.95%
As % of Earning Assets	33.66%	29.59%	7.18%	7.29%

     The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. The cumulative repricing as a percentage of earning assets increased in the less than 3 month and remained relatively constant in the 3 to 12 month periods. When compared to the previous quarter, the percentage of earning assets in the less than 3-month period rose to 33.66% but remained at a manageable level for the Bank. This percentage in the 3 to 12 month period was 7.18%. An increase of loans outpaced the decrease of Fed funds sold and an increase of borrowing in the less than one-year period. Fueled by growth in loans, total assets in the less than one-year period increased by nearly $55 million during the third quarter. This compared to an increase in total liabilities of $50 million in the same period. Floating rate loans increased by $41 million in the less than 3-month period during the third quarter.

     The following table is a result of simulations performed by Management to forecast the interest rate impact on the Company’s net income and economic value of portfolio equity assuming a parallel shift of 100 to 200 basis points in both directions.

CURRENT EXPOSURE OF THE COMPANY TO
HYPOTHETICAL CHANGES IN INTEREST RATES
(As of September 30, 2003)

					(dollars in thousands)
	Projected Changes (%)		Change in Amount		Expected Amount
Change in
Interest	Net Int.	Economic	Net Int.	Economic	Net Int.	Economic
rate(BPS)	Income	Value equity	Income	Value equity	Income	Value equity

200	9.17	-20.34	$5,275	$-34,124	$62,796	$133,665
100	4.40	-10.62	2,529	-17,821	60,050	149,969
0	0.0	0.0	0	0	57,521	167,789
-100	-4.63	11.45	-2,663	19,216	54,858	187,006
-200	-16.40	24.51	-9,432	41,129	48,089	208,918

     The results of the rate shock test above were mixed when compared to the second quarter results. The projected changes in net income were generally smaller than the projections reported in June. The figures were well within policy guidelines of ±25% and stabilized over the third quarter. Given a 200-point shift in interest rates, net income would rise or fall between 9.17% and –16.40%. This compared to a range of 11.47% to –18.48% as of June 30, 2003. The results for the economic value of equity were widened. Given the same rate change parameters, the percentage change stayed between –20.34% and 24.51%. The results in both the rising rate scenario and the falling rate scenario became volatile compared to the past quarter.

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

     Liquidity risk may occur when the Company has few short-duration investment securities available for sale and/or is not capable of raising funds as quickly as possible at acceptable rates in the capital or money market. Also, a heavy and sudden increase of cash demands in loans and deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis for a better understanding of liquidity position and to preempt liquidity crisis. Nine sub-sectors, which include Loan to Asset ratio, Off-balance Sheet items, Dependence on non-core deposits, Foreign deposits, Line of credit, and Liquid Assets are reviewed quarterly for the liquidity management. Heavy loan demand and limited liquid assets increased pressure on the Company’s liquidity, but the Company still has enough liquid assets to cover the loan demand.

     The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Company. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Company, it is recommended for Management to keep proper liquid assets to avoid exposure to higher than feasible liquidity risk.

Liquidity Ratio and Trends

Classification	Guidelines	09/03	06/03	03/03	12/02
Short-term investments / Total assets	Over 5%	8%	12%	9%	12%
Core deposits / Total assets	Over 30%	40%	40%	41%	45%
Short-term non-core funding/Total assets	Less than 60%	44%	43%	46%	40%
Short-term investments / short-term non-core funding dependence	Over 15%	18%	29%	20%	31%

     All of the results in the third quarter of 2003, as noted in the above table, met the guidelines for liquidity levels. Short-term investments over total assets decreased from the previous quarter. Core deposits over total assets remained constant at 40%. Short-term non-core funding increased further bringing the ratio to total assets to 44%. During the quarter, short-term non-core funds increased by $43 million while total assets rose by $86 million. Short-term investments over short-term non-core funding declined from the previous quarter. Short-term investments, which included Fed funds sold, decreased by $59 million, which was equal to the decreased amount of Fed funds sold.

Liquidity Measures

Classification	Guidelines	09/03	06/03	03/03	12/02
Net loans / Total assets	Less than 85%	68%	67%	67%	67%
Investment / Deposits	Less than 50%	31%	31%	31%	29%
Loans & Investment / Deposits	Less than 133%	109%	107%	108%	105%

     The Company saw a steady demand for loans during the quarter. Net loans over total assets slightly increased as loan growth outpaced that of assets during the third quarter.

     Management reviews loan and deposit balances daily along with their related ratio. The quarterly trend of each account with its available credit facilities is reported to the Board of Directors through the Investment Committee.

     In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company’s capital needs. Total shareholders’ equity was $136.2 million at September 30, 2003. This represented an increase of $11.7 million or 9.4% over total shareholders’ equity of $124.5 million at December 31, 2002.

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

     At September 30, 2003, Tier 1 capital, shareholders’ equity less intangible assets, was $131.2 million. This represented an increase of $11.3 million or 9.5% over total Tier 1 capital of $119.9 million at December 31, 2002. At September 30, 2003, the Company had a ratio of total capital to total risk-weighted assets of 11.3% and a ratio of Tier 1 capital to total risk weighted assets of 10.2%. The Tier 1 leverage ratio was 8.1% at September 30, 2003.

     The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of September 30, 2003.

	As of September 30, 2003
	(dollars in thousand)

	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$145,197	11.31%	$102,710	8%	$42,487	3.3%
Tier I capital (to risk-weighted assets)	131,709	10.26%	51,355	4%	80,354	6.3%
Tier I capital (to average assets)	131,709	7.94%	66,316	4%	65,393	3.9%

     Item 4. Controls and procedures

     The Company’s Chief Executive Officer and its Principal Financial Officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003 and concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

Item 1 Legal Proceedings

     None

Item 2 Changes in Securities

     None

Item 3 Defaults upon Senior Securities

     None

Item 4 Submission of Matters to a vote of Shareholders

     None

Item 5 Other Events.

     None

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Chief Executive Officer Certification pursuant section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Principal Financial Officer Certification pursuant section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification pursuant 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Principal Financial Officer Certification pursuant 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed Form 8-K on October 28, 2003 regarding the third quarter earnings release on October 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanmi Financial Corporation

Date: November 14, 2003	By	/s/ Jae Whan Yoo

Jae Whan Yoo
President & Chief Executive Officer