Form 10-K
period 2003-12-31
HANMI FINANCIAL CORP
filed 2004-03-15
CIK 1109242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-30421

HANMI FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4788120 (I.R.S. Employer Identification No.)
3660 Wilshire Boulevard Penthouse, Suite A Los Angeles, CA 90010 (Address of principal executive offices)	90010 (Zip Code)

(213) 382-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) NONE	(Name of each exchange on which registered) NONE

Securities registered pursuant to Section 12(g) of the Act:
(Title of class)
Common Stock, $0.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     As of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $165,456,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the registrant have been deemed affiliates.

     Number of shares of common stock of the registrant outstanding as of February 29, 2004 was approximately 14,226,000 shares.

     The following documents are incorporated by reference herein:

          Documents Incorporated by Reference

Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2003, is incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

     Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For a discussion of some of the factors that might cause such a difference, see “Item 1. Business-Factors That May Affect Future Results of Operations”.

PART 1

ITEM 1. BUSINESS

General

     Hanmi Financial Corporation (“Hanmi Financial” or the “Company”) is a Delaware corporation incorporated on March 14, 2000 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for Hanmi Bank (the “Bank”). The Company became the holding company for the Bank in June, 2000 and is subject to the Bank Holding Company Act of 1956, as amended.

     The principal office of Hanmi Financial is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, and its telephone number is (213) 382-2200.

     Hanmi Bank, the primary subsidiary of the Company, was incorporated under the laws of the State of California on August 24, 1981 and was licensed by the California Department of Financial Institutions on December 15, 1982. Hanmi Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof, and the Bank is a member of the Federal Reserve System. Hanmi Bank’s headquarters office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

     Hanmi Bank is a community bank conducting general business banking, with its primary market encompassing the multi-ethnic population of Los Angeles, Orange, Santa Clara and San Diego counties. Hanmi Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank’s client base reflects the multi-ethnic composition of these communities. Hanmi Bank currently has fifteen full-service branches. Of the fifteen branches, Hanmi Bank opened twelve as de novo branches and acquired the other three through acquisition. During 2003, Hanmi Bank opened branches in Santa Clara County and downtown Los Angeles.

     The Company’s revenues are derived primarily from interest on its loan and securities portfolios and service charges on deposit accounts. A summary of revenues for the years ended December 31, 2003, 2002 and 2001 follows:

	Year ended December 31,

	2003		2002		2001

	(dollars in thousands)
Interest and fees on loans	$64,849	66.6%	$56,689	62.6%	$59,305	63.1%
Interest on securities and interest-bearing deposits in other financial institutions	12,410	12.7	11,363	12.6	14,776	15.7
Other interest income	502	0.5	1,555	1.7	2,863	3.1
Service charges on deposit accounts	10,339	10.6	9,195	10.2	9,222	9.8
Other income	9,339	9.6	11,718	12.9	7,765	8.3

Total revenues	$97,439	100.0%	$90,520	100.0%	$93,931	100.0%

Business Combination

     On December 22, 2003, the Company entered into a definitive agreement to acquire Pacific Union Bank (“PUB”), a commercial bank with assets of approximately $1.1 billion, for an aggregate purchase price estimated at $295 million. Under the agreement, the Company will acquire all the outstanding shares of PUB for $164.5 million cash plus a quantity of Hanmi Financial shares specified in the agreement. The number of shares to be exchanged is subject to a “collar” set forth in the agreement and is based upon the volume weighted market value of Hanmi Financial shares for the five business days prior to the closing date, which is expected to take place in the second quarter of 2004.

     The number of shares to be exchanged is as follows:

Hanmi Financial Share Price	Number of shares

$26.50 or more $25.01 — $26.49	5,773,672 shares Shares with an aggregate market value of $153,002,325
$19.00 — $25.00 $17.51 — $18.99	6,120,093 shares Shares with an aggregate market value of $116,281,767
$17.50 or less	6,644,672 shares

     The acquisition has been structured to qualify as a tax-free exchange under the Federal Internal Revenue Code, which requires that aggregate cash consideration paid not exceed 58% of the transaction value.

     Notwithstanding the formula above, the amount of cash consideration to be paid will be reduced to a level that will allow the transaction to qualify as a tax-free exchange should the market price of Hanmi Financial stock drop to a level where this becomes necessary.

     Financing for the cash portion of the transaction will be obtained through (1) a $75 million private placement of common stock to be completed concurrently with the closing of the acquisition, (2) the issuance of $60 million trust preferred securities, of which $30 million was issued January 8, 2004 and the remaining $30 million will be issued subsequently, and (3) funds obtained from the Company’s cash and investment portfolio aggregating approximately $30 million.

     The acquisition is subject to approval by the shareholders and regulators of both Hanmi Financial and PUB.

     PUB commenced its operations in September, 1974 and is a California state-chartered commercial bank headquartered in the Koreatown area of Los Angeles, with twelve branches in Koreatown, downtown Los Angeles, Cerritos, Garden Grove, Gardena, Rowland Heights, San Francisco, San Jose and Torrance, California, as well as a loan production office in Seattle, Washington. It operates a general business bank, offering services similar to those offered by Hanmi Bank.

Market Area

     Hanmi Bank historically has provided its banking services through its branch network, located primarily in the Koreatown area of Los Angeles, to a wide variety of small to medium-sized businesses. In recent years, it has expanded its service areas to Orange County, Santa Clara in Northern California, and San Diego in Southern California. Throughout Hanmi Bank’s service area, competition is intense for both loans and deposits. While the market is dominated by a few nationwide banks with many offices operating over a wide geographic area, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies, and other lending institutions, Hanmi Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in Hanmi Bank’s service areas. Substantially all of the Company’s assets are located in and substantially all of the company’s revenues are derived from the state of California.

Lending Activities

     Hanmi Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include commercial loans, Small Business Administration (“SBA”) guaranteed loans, commercial mortgage loans, real estate construction loans, residential mortgage loans, and consumer loans.

Commercial Loans

     Hanmi Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the origination of commercial loans is in Los Angeles County and Orange County. Loan maturities are normally twelve months to 60 months. Hanmi Bank requires a complete re-analysis before considering any extension of loans. The Bank finances primarily small and middle market businesses in a wide spectrum of industries. Short-term business loans generally are intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest. In general, it is the intent of Hanmi Bank to take collateral whenever possible, regardless of the loan purpose(s). Collateral may include liens on inventory, accounts receivable, fixtures and equipment and, in some cases, leasehold improvements and real estate. As a matter of policy, Hanmi Bank requires all principals of a business to be co-obligors on all loan instruments and all significant stockholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only Hanmi Bank debt, but also all outstanding business debt, without liquidating the collateral, on the basis of historical earnings or reliable projections.

     Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes.

     As compared to consumer lending, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business’s cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry.

Small Business Administration Guaranteed Loans

     Hanmi Bank originates loans qualifying for guarantees issued by the United States SBA, an independent agency of the Federal government. The SBA guarantees on such loans currently range from 75% to 85% of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75%. In general, the guaranteed percentage is less than 75% for loans over $1.3 million. As of December 31, 2003, Hanmi Bank had 19 SBA loans totaling $27.7 million that exceeded $1.3 million individually.

Hanmi Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. SBA loans have terms ranging from seven to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, on the basis of historical earnings or reliable projections.

     Hanmi Bank generally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA guaranteed loans that it originates. When Hanmi Bank sells a SBA loan, it may be obligated to repurchase the loan (for a period of 90 days after the sale) if the loan fails to comply with certain representations and warranties given by the Bank. Hanmi Bank retains the obligation to service the SBA loans, for which it receives servicing fees. Those unsold portions of the SBA loans that remain owned by Hanmi Bank are included in its assets. As of December 31, 2003, Hanmi Bank had $101.1 million in SBA loans remaining on its balance sheet, and was servicing $83.2 million of sold SBA loans.

Loans Secured by Real Estate

     Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from income producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. Hanmi Bank’s real estate dependence increases the risk of loss both in Hanmi Bank’s loan portfolio and any holdings of other real estate owned when real estate values decline.

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

     Hanmi Bank’s commercial real estate loans are principally secured by owner-occupied commercial and industrial buildings. Generally, these types of loans are made for a period of up to seven years, with monthly payments based upon a portion of the principal plus interest, and with a loan-to-value ratio of 65% or less, using an adjustable rate indexed to the prime rate appearing in the West Coast edition of The Wall Street Journal or Hanmi Bank’s prime rate, as adjusted from time to time. Hanmi Bank also offers fixed-rate loans. Amortization schedules for commercial loans generally do not exceed 25 years.

     Payments on loans secured by such properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Hanmi Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the property securing the loan. When possible, Hanmi Bank also obtains corporate or individual guarantees from financially capable parties. Hanmi Bank’s lending personnel inspect substantially all of the properties securing Hanmi Bank’s real estate loans before loans are approved. Hanmi Bank requires title insurance insuring the status of its lien on all of the real estate secured loans when a first trust deed on the real estate is taken as collateral. Hanmi Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. Hanmi Financial cannot assure that these procedures will protect against losses on loans secured by real property.

     Real Estate Construction Loans—Hanmi Bank finances the construction of residential, commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans.

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

     Construction loans involve additional risks compared to loans secured by existing improved real property. These include the following:

•	the uncertain value of the project prior to completion;

•	the inherent uncertainty in estimating construction costs, which are often beyond the control of the borrower;

•	construction delays and cost overruns;

•	possible difficulties encountered in connection with municipal or other governmental regulation during construction; and

•	the difficulty in accurately evaluating the market value of the completed project.

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

     Residential Mortgage Loans—Hanmi Bank originates fixed rate and variable rate mortgage loans secured by one- to four-family properties with amortization schedules of 15 to 30 years and maturities of up to 30 years. The loan fees charged, interest rates and other provisions of Hanmi Bank’s residential loans are determined by an analysis of Hanmi Bank’s cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs.

Consumer Loans

     Consumer loans are extended for a variety of purposes. Most are for the purchase of automobiles. Other consumer loans include secured and unsecured personal loans, home improvement loans, equity lines, overdraft protection loans, and unsecured lines of credit. Management assesses the borrower’s creditworthiness and ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate. Most of Hanmi Bank’s loans to individuals are repayable on an installment basis.

     Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, because the collateral is more likely to suffer damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, the collection of loans to individuals is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, various Federal and state laws, including bankruptcy and insolvency laws, often limit the amount which the lender can recover on loans to individuals. Loans to individuals may also give rise to claims and defenses by a consumer borrower against the lender on these loans, and a borrower may be able to assert against any assignee of the note these claims and defenses that the borrower has against the seller of the underlying collateral.

Off-Balance Sheet Commitments

     As part of its service to its small to medium-sized business customers, Hanmi Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit and standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by Hanmi Bank to guarantee the performance of a customer to a third party.

     The following table shows the distribution of the Hanmi Bank’s undisbursed loan commitments as of the dates indicated:

	December 31,

	2003	2002

	(dollars in thousands)
Commitments to extend credit	$253,722	$197,257
Standby letters of credit	34,434	22,122
Commercial letters of credit	34,261	21,316
Guaranteed credit cards	3,801	3,465

Total	$326,218	$244,160

Lending Procedures and Loan Approval Process

     Loan applications may be approved by the board of directors’ Loan Committee, or by Hanmi Bank’s management or lending officers to the extent of their loan authority. Individual lending authority is granted to the Chief Executive Officer, the Chief Credit Officer, and branch and department managers. Loans for which direct and indirect borrower liability would exceed an individual’s lending authority are referred to Hanmi Bank’s Management Credit Committee and, for those in excess of the Management Credit Committee’s approval limits, to the Loan Committee.

     At December 31, 2003, Hanmi Bank’s authorized legal lending limits were $22.6 million for unsecured loans plus an additional $15.1 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. Hanmi Bank’s primary capital plus allowance for loan losses at December 31, 2003 totaled $151.3 million.

     The highest management lending authority at Hanmi Bank is the combined administrative lending authority for unsecured and secured lending of $3 million, which requires the approval and signatures of the Management Credit Committee, composed of the Chief Executive Officer and Chief Credit Officer. The next highest lending authority is $500,000 for the Chief Credit Officer. All other individual lending authority is substantially less.

     Lending limits are authorized for the Management Credit Committee, Chief Executive Officer and other officers by the board of directors of Hanmi Bank. The Chief Credit Officer is responsible for evaluating the authority limits for individual credit officers and recommending lending limits for all other officers to the board of directors for approval.

     Hanmi Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. The review of each loan application includes analysis of the applicant’s prior credit history, income level, cash flow and financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser.

Asset Quality

     Nonperforming assets—Nonperforming assets include nonperforming loans and other real estate owned.

     Nonperforming loans—Nonperforming loans are those that are not earning income, and (1) full payment of principal and interest is no longer anticipated, (2) principal or interest is 90 days or more delinquent, or (3) the maturity date has passed and payment in full has not been made.

     Non-accrual loans—Hanmi Bank generally places loans on non-accrual status when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed to be in the process of collection. When loans are placed on non-accrual status, accrued but unpaid interest is reversed against the current year’s income, and interest income on non-accrual loans is recorded on a cash basis. Hanmi Bank may treat payments as interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additionally, Hanmi Bank may place loans that are not 90 days past due on nonaccrual status, if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

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

     Other real estate owned (“OREO”)—This category of non-performing assets consists of real estate to which Hanmi Bank has taken title by foreclosure or by taking a deed in lieu of foreclosure from the borrower. Before Hanmi Bank takes title to OREO, it generally obtains an environmental review.

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

     Hanmi Bank has three classifications for problem loans:

Substandard—An asset is classified as “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower, or of the collateral pledged, if any. Credits in this category have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that Hanmi Bank will sustain some loss if the deficiencies are not corrected.

Doubtful—An asset is classified as “doubtful” if it has all the weaknesses inherent in an asset classified “substandard,” and has the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of important and reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.

Loss—An asset is classified as a “loss” if it is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. Any potential recovery is considered too small and the realization too distant in the future to justify retention as an asset on Hanmi Bank’s books.

     Another category, designated as “special mention,” is maintained for loans which do not currently expose Hanmi Bank to so significant a degree of risk as to warrant classification in a “substandard,” “doubtful” or “loss” category, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

     Hanmi Bank had $14.6 million and $18.6 million of substandard loans, and $ 4.8 million and $ 2.5 million of doubtful loans as of December 31, 2003 and 2002, respectively.

     Impaired loans—Hanmi Bank defines impaired loans, regardless of past-due status, as those on which principal and interest are not expected to be collected under the original contractual repayment terms. Hanmi Bank charges off an impaired loan at the time management believes the collection process has been exhausted. Hanmi Bank measures impaired loans based on the present value of future cash flows discounted at the loan’s effective rate, and the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. At December 31, 2003, $6.3 million of loans were impaired, most of which were also on nonaccrual status. The allowance for loan losses related to impaired loans was $3 million at December 31, 2003.

     Except as disclosed above, as of December 31, 2003, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan repayment terms. However, no assurance can be given that current credit problems may exist that may not have been brought to the attention of management. See “Allowance and Provision for Loan Losses.”

Allowance and Provision for Loan Losses

     Hanmi Bank maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions.

     Hanmi Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses using the above factors on a monthly basis. In addition, as an integral part of the quarterly credit review process of Hanmi Bank, the allowance for loan losses is reviewed for adequacy. The California Department of Financial Institutions and/or the Federal Reserve Bank of San Francisco may require Hanmi Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

     Hanmi Bank’s Chief Credit Officer reports quarterly to the Bank’s board of directors and continuously reviews loan quality and loan classifications. Such reviews assist the board in reviewing the level of allowance for loan losses on a quarterly basis.

Deposits

     The Company raises funds primarily through Hanmi Bank’s network of fifteen branches. Hanmi Bank attracts deposits by offering a wide variety of transaction and term accounts and personalized customer service. Accounts offered include business and personal checking accounts, savings accounts, NOW accounts, money market accounts and certificates of deposit.

Website

     The Company maintains an internet website at www.hanmi.com. The Company makes available free of charge on the website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments thereto, as soon as reasonably practicable after the Company files such reports with the Securities and Exchange Commission. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Employees

     As of December 31, 2003, the Company has 372 full-time equivalent employees. Hanmi Bank’s employees are not represented by a union or covered by a collective bargaining agreement.

Insurance

     Hanmi Bank maintains financial institution bond and commercial insurance at levels deemed adequate by management to protect the Bank from certain damages.

Competition

     The banking and financial services industry in California generally, and in Hanmi Bank’s market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the pace of consolidation among financial service providers. Hanmi Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Bank. In addition, recent Federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business – Supervision and Regulation.”

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

     Hanmi Bank’s major competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in Hanmi Bank’s service areas. Of the five such banks that are publicly traded, Hanmi Bank is the largest, with a loan portfolio that is approximately 35% larger than its nearest competitor’s, and a deposits portfolio approximately 50% larger than its nearest competitor’s.

     These banks compete for loans primarily through the interest rates and fees they charge and the convenience and quality of service they provide to borrowers. The principal basis of competition for deposits is the interest rate paid.

     In order to compete with other financial institutions in its service area, Hanmi Bank relies principally upon local promotional activity including:

•	advertising in the local media;

•	personal contacts by its directors, officers, employees and stockholders;

•	direct mail; and

•	specialized services.

     Hanmi Bank’s promotional activities emphasize the advantages of dealing with a locally owned and headquartered institution attuned to the particular needs of the community. For customers whose loan demands exceed Hanmi Bank’s lending limits, the bank attempts to arrange for a loan on a participation basis with other financial institutions.

Economic Conditions, Government Policies, Legislation, and Regulation

     Hanmi Financial’s profitability, like most financial institutions’, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of Hanmi Financial’s earnings. These rates are highly sensitive to many factors that are beyond the control of Hanmi Financial and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Hanmi Financial and the Bank cannot be predicted.

     The business of Hanmi Financial and the Bank is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Hanmi Financial and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

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

     Further, Hanmi Financial is required by the FRB to maintain certain levels of capital. See “—Capital Standards.”

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

     Hanmi Financial also is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, Hanmi Financial and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

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

Financial Holding Companies

     Bank holding companies that elect to become a financial holding company, like Hanmi Financial, which became a financial holding company on March 14, 2000, may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company’s depository institution subsidiaries must be “well capitalized,” “well managed,” and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act.

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

The Bank

     As a California chartered member bank, the Bank is subject to primary supervision, periodic examination, and regulation by the California Commissioner of Financial Institutions (“Commissioner”) and the Federal Reserve Board, and, as insurer of the Bank’s deposits, by the Federal Deposit Insurance Corporation (the “FDIC”). If, as a result of an examination of the Bank, the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FRB. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers or directors, and ultimately to terminate the Bank’s deposit insurance, which for a California chartered bank would result in a revocation of the Bank’s charter. The Commissioner separately has many of the same remedial powers.

The Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	increased penalties for financial crimes;

•	expanded disclosure of corporate operations and certification as to the effectiveness of disclosure controls;

•	enhanced controls on and reporting of insider trading; and

•	annual management assessment of internal controls over financial reporting and their effectiveness.

     Hanmi Financial has addressed and continues to address all issues posed by past, current and proposed regulations relating to the Sarbanes-Oxley Act, including forming an Audit Committee and a Nominating and Corporate Governance Committee (and establishing their respective charters), updating our Corporate Governance Guidelines and Code of Business Conduct and Ethics, and meeting NASDAQ’s and the SEC’s procedural and disclosure requirements.

USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen the U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and

•	reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

     To implement the Patriot Act, the U.S. Treasury Department published the Customer Identification Program regulation, which became effective October 1, 2003. The regulation requires financial institutions to establish written policy and procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on a list issued by the Federal government of known or suspected terrorists or terrorist organizations. As of the date of this Report, the Federal government had yet to publish such a list.

“Account” is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. The regulation did not require any significant additional customer identification procedures beyond those already practiced by the Bank.

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

     The GLBA also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the GLBA, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

Dividends and Other Transfers of Funds

     Dividends from the Bank constitute the principal source of income to Hanmi Financial. Hanmi Financial is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Hanmi Financial. Under such restrictions, the amount available for payment of dividends to Hanmi Financial by the Bank totaled $17 million at

December 31, 2003. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates

     The Bank is subject to certain restrictions imposed by Federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Hanmi Financial or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Hanmi Financial or other affiliates. Such restrictions prevent Hanmi Financial and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in Hanmi Financial or to or in any other affiliate are limited, individually, to 10% of the Bank’s capital and surplus (as defined by Federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by Federal regulations). California law also imposes certain restrictions with respect to transactions involving Hanmi Financial and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of Federal law. See “Item 1. Business — Supervision and Regulation — Prompt Corrective Action and Other Enforcement Mechanisms.”

Capital Standards

     The Federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk to 100% for assets with relatively high credit risk.

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

Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each Federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, the Bank and Hanmi Financial had capital ratios that exceeded the required ratios for classification as “well capitalized.”

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

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the Federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or condition imposed in writing by the agency or written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the express permission of the institution’s primary regulator.

Safety and Soundness Standards

     The Federal banking agencies have adopted guidelines designed to assist the Federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the Federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

     Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

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

     The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Hanmi Financial’s subsidiary depository institution could have a material adverse effect on Hanmi Financial’s earnings, depending on the collective size of the particular institutions involved.

     All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2003 at approximately $0.0154 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Interstate Banking and Branching

     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

     The Bank is subject to certain fair lending requirements and reporting obligations involving residential mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the Federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The Federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

     A bank’s compliance with its CRA obligations is a performance-based evaluation system which bases CRA ratings on an institution’s lending, service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted by FRB, the Bank received an “Outstanding” rating.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with these requirements.

Taxation

     General. We report income and expenses using the accrual method on a calendar year basis and are subject to Federal income tax under the Internal Revenue Code of 1986, as amended, generally in the same manner as other corporations.

     State. The Company’s operations are concentrated in the state of California, which imposes an income tax on financial institutions.

     In 2002, the Bank formed a real estate investment trust to hold certain real estate-related assets of the Bank and provide a vehicle for raising capital. In 2002 and throughout the first three quarters of 2003, the Bank recognized certain tax benefits arising from this structure. In the fourth quarter of 2003, in response to newly enacted California legislation, the Bank reversed all such benefits recognized in 2003. The Company believes it has established adequate valuation allowances to account for any future inability to realize income tax benefits recognized by the Bank.

ITEM 2. PROPERTIES

     Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. The office is leased pursuant to a 5-year term lease, which expires on November 30, 2008.

     The following table sets forth information about Hanmi Bank’s banking offices, all of which are located in California:

Location	Type of Office	Owned/Leased

3660 Wilshire Boulevard, Suite 103, Los Angeles	Main Branch(1)	Leased
3737 West Olympic Boulevard, Los Angeles	Branch(2)	Owned
2610 West Olympic Boulevard, Los Angeles	Branch	Leased
950 South Los Angeles Street, Los Angeles	Branch	Leased
9820 Garden Grove Boulevard, Garden Grove	Branch	Owned
120 South Western Avenue, Los Angeles	Branch	Leased
3250 West Olympic Boulevard, Suite 200, Los Angeles	Branch	Leased
18720 East Colima Road, Rowland Heights	Branch	Leased
11754 East Artesia Boulevard, Artesia	Branch	Leased
4637 Convoy Street, Suite 101, San Diego	Branch	Leased
2001 West Redondo Beach Boulevard, Gardena	Branch	Leased
14474 Culver Drive, Suite D, Irvine	Branch	Leased
2370 Crenshaw Boulevard, Suite H, Torrance	Branch	Leased
2765 El Camino Real, Santa Clara	Branch	Leased
726 East 12th Street, Suite 211, Los Angeles	Branch	Leased
3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles	Branch(3)(4)	Leased

(1)	Trade Finance Department is located at this facility.

(2)	Auto Loan Center is located at this facility.

(3)	Deposits are not accepted at this facility.

(4)	Corporate headquarters, SBA and Residential Mortgage Center lending offices

          Hanmi Financial and Hanmi Bank consider their present facilities to be sufficient for their current operations.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, Hanmi Financial and Hanmi Bank are parties to litigation which arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of Hanmi Bank. In the opinion of management, the resolution of any such issues would not have a material adverse impact on the financial condition, results of operations, or liquidity of Hanmi Financial or Hanmi Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2003, no matters were submitted to stockholders for a vote.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Stock

     The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported by NASDAQ under the symbol “HAFC.”

	High	Low	Cash Dividend	Other

2003
First Quarter	$18.00	$15.76	$.10 per share	—
Second Quarter	$18.25	$15.90	$.10 per share	—
Third Quarter	$22.49	$16.00	$.10 per share	—
Fourth Quarter	$22.74	$19.29	$.10 per share	—
2002
First Quarter	$17.00	$13.21	$.00	9% stock dividend
Second Quarter	$18.20	$16.59	$.00	—
Third Quarter	$16.33	$13.70	$.00	—
Fourth Quarter	$18.05	$14.25	$.00	—

     Hanmi Financial has 2,014 stockholders of record as of February 10, 2004. All share prices have been restated to reflect the 9% stock dividend declared in the first quarter of 2002.

Dividends

     The amount and timing of dividends will be determined by Hanmi Financial’s board of directors and substantially depends upon the earnings and financial condition of Hanmi Financial. The ability of Hanmi Financial to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Hanmi Bank.

     The power of the board of directors of a state chartered bank, such as Hanmi Bank, to declare a cash dividend is limited by statutory and regulatory restrictions which restrict the amount available for cash dividends depending upon the earnings, financial condition and cash needs of Hanmi Bank, as well as general business conditions. See “Item 1. Business - Dividends and Other Transfers of Funds.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by the Company. This selected historical financial data should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this statement and the information contained in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.” The selected historical financial data as of and for each of the years in the five years ended December 31, 2003 are derived from the Company’s audited financial statements. In the opinion of management of the Company, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

Summary Financial Statements
For the year ended and as of December 31,
(dollars in thousands, except for per share data)

	2003	2002	2001	2000	1999

Summary Statement of Operations Data:
Interest income	$77,761	$69,607	$76,944	$72,429	$52,377
Interest expense	20,796	21,345	32,990	30,891	18,847

Net interest income before provision for loan losses	56,965	48,262	43,954	41,538	33,530
Provision for loan losses	5,680	4,800	1,400	2,250	1,000
Non-interest income	19,678	20,913	16,987	14,819	12,786
Non-interest expenses	39,325	38,333	32,028	27,796	24,628

Income before provision for income taxes	31,638	26,042	27,513	26,311	20,688
Provision for income taxes	12,425	9,012	10,703	10,788	8,682

Net income	$19,213	$17,030	$16,810	$15,523	$12,006

Summary Statement of Financial Condition Data:
Cash and cash equivalents	$62,595	$122,772	$81,205	$176,107	$69,459
Total investment securities	414,616	279,548	213,179	205,994	176,318
Net loans (1)	1,247,014	974,139	781,062	620,522	474,650
Total assets	1,785,754	1,456,298	1,158,760	1,034,610	740,259
Total deposits	1,445,835	1,283,979	1,042,353	934,581	655,730
Total liabilities	1,646,287	1,331,830	1,053,887	948,214	672,428
Total shareholders’ equity	139,467	124,469	104,873	86,396	67,831
Average net loans	1,103,765	882,625	701,714	555,045	396,607
Average investment securities	379,635	244,675	235,034	180,470	188,150
Average interest earning assets	1,525,633	1,211,553	1,017,422	791,105	614,028
Average total assets	1,623,214	1,308,885	1,100,182	925,608	690,797
Average deposits	1,416,564	1,164,562	988,392	873,044	683,758
Average interest bearing liabilities	1,057,249	854,858	736,947	569,544	424,722
Average shareholders’ equity	132,369	112,927	95,740	78,363	64,896
Per Share Data:
Earnings per share—Basic (2)	$1.37	$1.23	$1.23	$1.14	$0.89
Earnings per share—Diluted (2)	$1.34	$1.20	$1.21	$1.14	$0.88
Book value per share—Basic (2)	$9.85	$8.94	$7.67	$6.36	$5.00
Cash dividends	$0.40	—	—	—	—
Common shares outstanding	14,163,410	13,915,433	12,562,229	7,434,457	6,679,670
Selected Performance Ratios:
Return on average equity (3)	14.51%	15.08%	17.56%	19.81%	18.50%
Return on average assets (4)	1.18%	1.30%	1.53%	1.78%	1.74%
Net interest spread (5)	3.13%	3.25%	3.08%	3.73%	4.09%
Net interest margin (6)	3.73%	3.98%	4.32%	5.25%	5.46%
Average shareholders’ equity to average total assets	8.15%	8.63%	8.70%	8.98%	9.39%

	2003	2002	2001	2000	1999

Selected Capital Ratios:
Tier 1 capital to average total assets:
Hanmi Financial	7.80%	8.50%	8.86%	8.46%	—
Hanmi Bank	7.75%	8.34%	8.76%	8.39%	9.20%
Tier 1 capital to total risk-weighted assets:
Hanmi Financial	10.05%	11.01%	11.71%	11.11%	—
Hanmi Bank	10.00%	10.81%	11.59%	11.02%	12.63%
Total capital to total risk-weighted assets:
Hanmi Financial	11.13%	12.14%	12.87%	12.37%	—
Hanmi Bank	11.09%	11.94%	12.75%	12.27%	13.88%
Selected Asset Quality Ratios:
Nonperforming loans to total gross loans (7)	0.68%	0.64%	0.60%	0.40%	0.62%
Nonperforming assets to total assets (8)	0.49%	0.44%	0.43%	0.25%	0.41%
Net charge-offs to average total gross loans	0.29%	0.28%	0.45%	0.16%	0.19%
Allowance for loan losses to total gross loans	1.16%	1.20%	1.21%	1.89%	2.19%
Allowance for loan losses to nonperforming loans	170.12%	189.48%	201.24%	469.10%	350.40%
Efficiency ratio (9)	51.31%	55.41%	52.40%	49.32%	53.15%

(1)	Net loans exclude term Federal funds sold.

(2)	Restated for a 9% stock dividend declared in 2002, a 12% stock dividend declared in 2001 and a 3 for 2 stock split in 2001

(3)	Net income divided by average shareholders’ equity

(4)	Net income divided by average total assets

(5)	Represents the average rate earned on interest-bearing assets less the average rate paid to interest-bearing liabilities.

(6)	Represents net interest income as percentage of average interest-earning assets.

(7)	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans (see footnote (7) above) and other real estate owned.

(9)	The efficiency ratio is calculated as the ratio of total noninterest expenses to the sum of net interest income before provision for loan losses and total noninterest income including securities gains and losses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion presents management’s analysis of the results of operations and financial condition of the Company as of and for the years ended December 31, 2003, 2002 and 2001. The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto presented elsewhere in this Report.

     This discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors discussed elsewhere in this Report.

Critical Accounting Policies

     We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

     We believe allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements.

     See “Financial Condition — Allowance for Loan Losses” and Note 1 of Notes to the Consolidated Financial Statements.

Overview

     Over the last three years, the Company has experienced significant growth in assets and deposits. Total assets increased to $1,785.8 million at December 31, 2003 from $1,456.3 million and $1,158.8 million at December 31, 2002 and 2001, respectively. Total net loans increased to $1,247.0 million at December 31, 2003 from $974.1 million and $781.1 million excluding $30 million and $40 million of term Federal funds sold at December 31, 2002 and 2001, respectively. Total deposits increased to $1,445.8 million as of December 31, 2003 from $1,284.0 million and $1,042.4 million at December 31, 2002 and 2001, respectively.

     The Company’s growth has been generated through expansion of relationships with customers within the Bank's existing markets and expansion into new markets previously not served by the Company. The Company opened a new branch in Santa Clara, California, in February 2003 and added one more branch in Downtown Los Angeles in October 2003, which expanded the Company’s network to fifteen branches.

     For the year ended December 31, 2003, net income was $19.2 million, representing an increase of $2.2 million or 12.8% from $17.0 million for the year ended December 31, 2002. This resulted in basic earnings per share of $1.37 and $1.23 for the years ended December 31, 2003 and 2002, and diluted earnings per share of $1.34 and $1.20 for the years ended December 31, 2003 and 2002, respectively. The increase in net income, in spite of the decrease in the net interest margin, was largely attributable to a 26% increase in average earning assets. Net interest income increased due to a 28% increase in volume of gross loans. The interest rate paid decreased by 53 basis points while the interest rate earned decreased by 65 basis points. As a result, net interest spread decreased by 12 basis points, from 3.25% in 2002 to 3.13% in 2003.

     For the year ended December 31, 2002, net income was $17.0 million, representing an increase of $220,000 or 1.3% from $16.8 million for the year ended December 31, 2001. This resulted in basic earnings per share of $1.23 for each of the years ended December 31, 2002 and 2001, and diluted earnings per share of $1.20 and $1.21 for the years ended December 31, 2002 and 2001, respectively. The slight increase in net income was primarily a result of less income tax expense due to the formation of a real estate investment trust. Net interest income increased due to increases in volume of loans. The interest rate paid decreased by 198 basis points while the interest rate earned decreased only 181 basis points. As a result, net interest spread increased by 17 basis points, from 3.08% in 2001 to 3.25% in 2002.

     One of the Company’s primary sources of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities incurred to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. It also is affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Another source of income is gain on sale of loans. The Company is a SBA lender and actively markets the guaranteed portion of the loans it generates to the secondary market. During 2003, the Company realized $1.5 million of gain from SBA loan sales and $650,000 from mortgage loan sales. Other sources of income include gain on sale of securities available for sale. During 2003, the Company realized $1.1 million of gain from such sales, a 66% or $2.2 million decrease compared to 2002. The Company also generated substantial non-interest income from service charges on deposit accounts, and charges and fees generated from international trade finance. The Company’s non-interest expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses and other operating expenses.

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

Results of Operations

Net Interest Income and Net Interest Margin

     The Company’s earnings depend largely upon the difference between the interest income received from its loan portfolio and other interest-earning assets and the interest paid on deposits and borrowings. The difference is “net interest income.” Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Company’s net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income also is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company’s control, such as Federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Bank.

     For the years ended December 31, 2003 and 2002, the Company’s net interest income was $57.0 million and $48.3 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2003 were 3.13% and 3.73%, compared to 3.25% and 3.98% for the year ended December 31, 2002, respectively.

     For the years ended December 31, 2002 and 2001, the Company’s net interest income was $48.3 million and $44.0 million, respectively. The net interest rate spread and net interest margin for the year ended December 31, 2002 were 3.25% and 3.98%, respectively, compared to 3.08% and 4.32%, respectively, for the year ended December 31, 2001. The net interest margin for the year ended December 31, 2002 was lower than the net interest margin for the comparable 2001 period primarily due to declining interest rates. However, the yield on interest-earning assets decreased 181 basis points, while the interest rate paid on interest-bearing liabilities declined to 2.50% from 4.48%, or 198 basis points, which resulted in an increase in net interest spread.

     Average interest-earning assets increased 25.9% to $1,525.6 million in 2003 from $1,211.6 million in 2002. Average net loans increased 25.1% to $1,103.8 million in 2003 from $882.6 million in 2002 and average investment securities increased 55% to $379.6 million in 2003 from $244.7 million in 2002. Total loan interest income increased by 14.4% in 2003 on an annual basis due to the increase in loans outstanding, in spite of a decrease of average yields on net loans from 6.42% in 2002 to 5.88% in 2003. The average interest rate charged on loans decreased reflecting the average prime rate decrease of 46 basis points from 4.71% in 2002 to 4.25% in 2003.

     The majority of interest-earning assets growth was due to a $161.9 million or 12.6% increase in average total deposits and a $40.5 million or 186% increase in the average balance of Federal Home Loan Bank borrowings. Total average interest-bearing liabilities grew by 23.6% to $1,056.5 million in 2003, compared to $854.9 million in 2002. The average interest rate the Company paid for interest-bearing liabilities decreased by 53 basis points from 2.50% in 2002 to 1.97% in 2003. As a result, the net interest spread decreased to 3.13% in 2003, compared to 3.25% in 2002.

     The following tables show the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated.

	For the Year Ended December 31,

	2003			2002			2001

		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield

	(dollars in thousands)
Assets:
Interest-earning assets:
Net loans (1)	$1,103,765	$64,849	5.88%	$882,625	$56,689	6.42%	$701,714	$59,305	8.45%
Municipal securities (2)	33,596	1,421	6.22	29,699	1,300	6.44	28,110	1,490	7.79
Obligations of other U.S. government agencies	70,465	2,395	3.40	29,204	1,340	4.59	50,449	3,114	6.17
Other debt securities	275,574	8,321	3.02	185,772	8,507	4.58	156,476	9,651	6.17
Equity securities	6,003	273	4.54	3,767	207	5.50	5,037	259	5.14
Federal funds sold	21,844	277	1.27	51,456	925	1.80	54,359	2,330	4.29
Term Federal funds sold	14,370	225	1.56	28,693	630	2.20	16,014	533	3.33
Commercial paper	—	—	—	288	8	2.68	4,582	238	5.19
Interest-earning deposits	16	0	1.35	49	1	2.51	681	24	3.52

Total interest-earning assets:	1,525,633	77,761	5.10%	1,211,553	69,607	5.75%	1,017,422	76,944	7.56%

Noninterest-earning assets:
Cash and due from banks	52,067			54,496			55,049
Premises and equipment, net	8,496			7,638			7,231
Accrued interest receivable	6,049			5,264			6,037
Other assets	30,969			29,934			14,443

Total noninterest-earning assets	97,581			97,332			82,760

Total assets	$1,623,214			$1,308,885			$1,100,182

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Money market deposits	$207,689	2,584	1.24%	$176,089	3,036	1.72%	$109,496	2,610	2.38%
Savings deposits	97,070	1,894	1.95	92,835	2,632	2.84	77,860	2,714	3.49
Time certificates of deposit $100,000 or more	386,701	7,415	1.92	312,618	7,838	2.51	277,169	13,778	4.97
Other time deposits	302,651	7,354	2.43	251,469	7,034	2.80	269,548	13,785	5.11
Other borrowings	63,138	1,549	2.45	21,847	805	3.68	2,874	103	3.62

Total interest-bearing liabilities	1,057,249	20,796	1.97%	854,858	21,345	2.50%	736,947	32,990	4.48%

Noninterest-bearing liabilities:
Demand deposits	422,453			331,551			254,319
Other liabilities	11,143			9,549			13,176

Total noninterest-bearing liabilities	433,596			341,100			267,495

Total liabilities	1,490,845			1,195,958			1,004,442

Shareholders’ equity	132,369			112,927			95,740

Total liabilities and shareholders’ equity	$1,623,214			$1,308,885			$1,100,182

Net interest income		$56,965			$48,262			$43,954

Net interest spread (3)			3.13%			3.25%			3.08%
Net interest margin (4)			3.73%			3.98%			4.32%

(1)	Loans are net of the allowance for loan losses, deferred fees and related direct costs, and exclude term Federal funds sold. Loan fees have been included in the calculation of interest income. Loan fees were approximately $3.8 million, $3.2 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis.

(3)	Represents the average rate earned on interest-bearing assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

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

	For the Year Ended December 31,

	2003 vs. 2002			2002 vs. 2001

	Increases (Decreases)			Increases (Decreases)
	Due to Change in			Due to Change in

	Volume	Rate	Total	Volume	Rate	Total

	(dollars in thousands)
Earning assets—interest income:
Net loans	$13,300	$(5,140)	$8,160	$13,389	$(16,005)	$(2,616)
Municipal securities	166	(45)	121	81	(271)	(190)
Obligations of other U.S. government agencies	1,478	(423)	1,055	(1,102)	(672)	(1,774)
Other debt securities	3,290	(3,476)	(186)	1,611	(2,755)	(1,144)
Equity securities	107	(41)	66	(68)	17	(51)
Federal funds sold	(428)	(219)	(647)	(118)	(1,287)	(1,405)
Term Federal funds sold	(257)	(148)	(405)	322	(225)	97
Commercial paper	(8)	—	(8)	(152)	(78)	(230)
Interest-earning deposits	(1)	(1)	(2)	(18)	(5)	(23)

Total	17,647	(9,493)	8,154	13,945	(21,281)	(7,336)

Deposits and borrowed funds—interest expense:
Money market	486	(937)	(451)	1,285	(858)	427
Savings	115	(853)	(738)	473	(556)	(83)
Time certificates of deposit, $100,000 or more	1,638	(2,061)	(423)	1,583	(7,522)	(5,939)
Other time deposits	1,317	(998)	319	(871)	(5,880)	(6,751)
Other borrowings	1,080	(336)	744	700	2	702

Total	4,636	(5,185)	(549)	3,170	(14,814)	(11,644)

Change in net interest income	$13,011	$(4,308)	$8,703	$10,775	$(6,467)	$4,308

Provision for Loan Losses

     For the year ended December 31, 2003, the provision for loan losses was $5.7 million, compared to $4.8 million for the year ended December 31, 2002, an increase of 18.3%. While the Company’s loan volume increased, the allowance for loan losses decreased to 1.16% of total gross loans from 1.24% in 2002. This decrease in the ratio of the allowance for loans losses to total loans was primarily due to the overall decrease of historical loss factors on pass grade loans. Since the year 2001, the Company has refined its credit management process and instituted a more comprehensive risk rating system. For the year ended December 31, 2002, the provision for loan losses was $4.8 million, compared to $1.4 million for the year ended December 31, 2001, an increase of 242.9%.

     Provisions to the allowance for loan losses are made quarterly, in anticipation of probable loan losses. The quarterly provision is based on the allowance need, which is calculated using a formula designed to provide adequate allowances for anticipated losses. The formula is composed of various components. The allowance is determined by assigning specific allowances for all classified loans. All loans that are not classified are then given certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined based on the Company’s prior loss history by type of loan, adjusted for current economic factors.

	2003		2002		2001		2000		1999
Allowance for Loan Losses	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
Applicable to:	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate loans:
Construction	$427	$43,047	$267	$39,237	$163	$33,618	$68	$8,543	$28	$3,512
Commercial property	374	397,853	337	284,465	1,108	198,336	1,311	147,810	1,422	125,842
Residential property	191	58,477	149	47,891	258	49,526	262	48,192	—	39,787
Commercial and industrial loans	12,761	685,557	10,788	560,370	7,728	457,973	6,173	378,247	5,492	260,457
Consumer loans	846	54,878	652	44,416	738	38,645	571	38,486	395	38,682
Unallocated	135	—	76	—	69	—	3,591	—	3,287	—

Total	$14,734	$1,239,812	$12,269	$976,379	$10,064	$778,098	$11,976	$621,278	$10,624	$468,280

     The allowance is based on estimates, and ultimate future losses may vary from current estimates. Underlying trends in the economic cycle, particularly in Southern California, which management cannot completely predict, will influence credit quality. It is always possible that future economic or other factors may adversely affect Hanmi Bank’s borrowers. As a result, the Company may sustain loan losses in any particular period that are sizable in relation to the allowance, or exceed the allowance. In addition, the Company’s asset quality may deteriorate through a number of possible factors, including:

•	rapid growth;

•	failure to maintain or enforce appropriate underwriting standards;

•	failure to maintain an adequate number of qualified loan personnel; and

•	failure to identify and monitor potential problem loans.

     As a result of these and other factors, loan losses may be substantial in relation to the allowance or exceed the allowance.

Non-interest Income

     The following table sets forth the various components of the Company’s non-interest income for the years indicated:

	2003	2002	2001

	(dollars in thousands)
Service charges on deposit accounts	$10,339	$9,195	$9,222
Trade finance fees	2,887	2,410	1,915
Remittance fees	952	786	602
Other service charges and fees	875	803	794
Bank-owned life insurance income	499	552	—
Gain on sale of loans	2,157	1,875	1,345
Gain on sale of securities available for sale	1,094	3,265	2,751
Gain on sale of other real estate owned	82	—	16
Increase in fair value of interest rate swaps	35	1,368	—
Other income	758	659	342

Total	$19,678	$20,913	$16,987

     The Company earns non-interest income from four major sources: service charges on deposit accounts, fees generated from international trade finance, gain on the sale of loans, and gain on sale of securities available for sale.

     Non-interest income has become a significant part of the Company’s revenue in the past several years. For the year ended December 31, 2003, non-interest income was $19.7 million, a decrease of 6.0% from $20.9 million for the year ended December 31, 2002. This decrease was largely attributable to the $2.2 million decrease in gain on sale of securities available for sale and a $1.3 million decrease in the change in fair value of interest rate swaps. The large increase in service charges on deposit accounts and trade finance fees offsets this decrease and resulted in a comparatively small overall decrease in non-interest income of $1.2 million.

     Service charge income on deposit accounts increased with the growing deposit volume and number of accounts. The Company constantly reviews service charges to maximize service charge income while still maintaining its competitive position. The service charges on deposit accounts increased by $1.1 million or 12.4% for the year 2003 compared to 2002. The increase in service charges was mainly due to the expansion of the Company's branch network throughout the years and a response to the competitive environment after experiencing a slight decrease in service charges on deposit accounts in 2002.

     Fees generated from international trade finance increased by 19.8% from $2.4 million to $2.9 million during 2002. The increase was primarily due to the recovery of the general economies of Pacific Rim countries from the monetary crisis in prior years. Average trade finance loans increased by $8.4 million or 20.6% from $40.6 million in 2002 to $48.9 million in 2003.

     Gain on the sale of loans was approximately $2.2 million in 2003, compared to $1.9 million and $1.3 million in 2002 and 2001, respectively, representing increases of 15.0% and 39.4% for the years ended December 31, 2002 and 2001, respectively. While SBA loan sales remained active during 2003, the increase in gain on sale of loans resulted from the Company’s increased sales activity in mortgage loans. The Company sells the guaranteed portion of SBA loans in the secondary markets, while retaining servicing rights. During the year 2003, the Company sold approximately $35.1 million of SBA loans.

     Gain on sale of securities available for sale decreased by 66.5% from $3.3 million in 2002 to $1.1 million during 2003. The Company sold approximately $57.1 million of securities, recognizing premiums of 1.4% over the carrying value of such securities. The ability to generate such gains in the future is not assured since any gains are dependent on market interest rates.

      The increase of other income in 2003 compared to 2002 and 2001 is mainly due to an increase of credit card fee income and sales commission from mutual funds and insurance products.

     For the year ended December 31, 2002, non-interest income was $20.9 million, an increase of $3.9 million or 23.1% from $17.0 million for the year ended December 31, 2001. This increase was largely attributable to the $530,000 increase in gain on sale of loans, a $495,000 increase in trade finance fees, a $514,000 increase in gain on sale of securities available for sale, a $1.4 million increase in the fair value of interest swaps, and a $552,000 increase in income from bank-owned life insurance.

     For the year ended December 31, 2001, non-interest income was $17.0 million, an increase of $2.2 million or 14.6% from $14.8 million for the year ended December 31, 2000. This increase was largely attributable to a $2.8 million gain on sale of securities.

     As a part of its continuing effort to expand non-interest income, the Company introduced non-depository products, such as life insurance, mutual funds and annuities, to customers in December 2001. During the year 2003, the Company generated income of $228,000 from this activity, which represented a 16.3% increase from $196,000 earned in 2002.

Non-interest Expenses

     The following table sets forth the breakdown of non-interest expenses for the years indicated:

	2003	2002	2001

	(dollars in thousands)
Salaries and employee benefits	$21,214	$17,931	$16,786
Occupancy and equipment	5,198	4,330	3,877
Data processing	3,080	2,784	2,347
Advertising and promotional expenses	1,635	1,523	1,747
Supplies and communications	1,496	1,466	1,417
Professional fees	1,167	1,003	1,110
Loan referral fees	921	691	540
Impairment of investment securities	—	4,416	270
Other operating expenses	4,614	4,189	3,934

Total	$39,325	$38,333	$32,028

     Total non-interest expenses increased by $1 million or 2.6% in 2003. This increase in 2003 was relatively minor due to the charges made for impairment of investment securities during 2002, when the Company recorded an impairment charge of $4.4 million on corporate bonds issued by WorldCom, Inc. The $5.0 million bond was purchased in January 2001 and WorldCom defaulted on it in January 2002. As of December 31, 2003, the remaining $1.0 million par value was carried at $119,000 and had a market value of $335,000. During 2003, the Company sold $4.0 million par value of that bond and recognized a gain of $782,000.

     Excluding the impairment charges during 2002, total non-interest expense would have increased by $5.4 million or 15.9% to $39.3 million in 2003 from $33.9 million in 2002. The increase was primarily due to the expansion of the Company’s branch network, causing an increase in salaries, occupancy and data processing expenses. Two full branches were added to the Company’s network in 2003, which required an increase in staff (salaries and employee benefits), as well as additional rent for the new locations. The business generated by the new branches also created the need for additional data processing expenses to support the larger customer base and volume.

     Total non-interest expense increased by $6.3 million or 19.7% in 2002. Excluding the impairment charges, total non-interest expense would have increased by $1.9 million or 6% to $33.9 million from $32.0 million. The increase in 2002 was primarily due to the addition of one new branch to the Company’s network, which required an increase in staff (salaries and employee benefits), and additional rent for the new location, as well as additional data processing expenses to support the larger customer base and loan volume.

Provision for Income Taxes

     For the year ended December 31, 2003, the Company recognized a provision for income taxes of $12.4 million on net income before tax of $31.6 million, representing an effective tax rate of 39.3%, compared to a provision of $9.0 million on net income before tax of $26.0 million, representing an effective tax rate of 34.6%, for 2002. In June 2002, Hanmi Bank formed a real estate investment trust ("REIT"). On December 31, 2003, the California Franchise Tax Board announced its position that certain transactions related to REIT will be disallowed pursuant to California Senate Bill 614 and Assembly Bill 1601. The higher tax rate in 2003 compared to 2002 was primarily due to a reversal in the fourth quarter of 2003 of income tax benefits recognized in the first three quarters of 2003 from REIT, in response to this newly enacted California legislation.

     The Company made investments in various tax credit funds totaling $4.1 million and recognized an income tax credit of approximately $382,000 of tax credits earned from qualified low-income housing investments in 2003. The Company recognized an income tax credit of approximately $303,000 for the tax year 2002 from $4.6 million in such investments. The Company intends to continue to make such investments as part of an effort to lower its effective tax rate and to receive credit under the Community Reinvestment Act.

     For the year ended December 31, 2001, the Company recognized a provision for income taxes of $10.7 million on net income before tax of $27.5 million, representing an effective tax rate of 38.9%.

     As indicated in Note 7 in the Notes to the Consolidated Financial Statements, income tax expense is the sum of two components, current tax expense and deferred tax expense (benefit). Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pretax income because certain items of income and expense are recognized in different years for income tax purposes than in the financial statements. These differences in the years that income and expenses are recognized cause “temporary differences.”

     Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for taxes, and therefore the Company normally has a net deferred tax asset. At December 31, 2003, the Company had net deferred tax assets of $7.2 million.

Financial Condition

Loan Portfolio

     Total gross loans increased by $276.3 million or 27.9% in 2003. Total gross loans comprised 70.9% of total assets at December 31, 2003 compared with 67.9% and 68.4% at December 31, 2002 and 2001, respectively.

     The table below sets forth the composition of the Company’s loan portfolio by major category. Commercial and industrial loans comprised the largest portion of the total loan portfolio, representing 56.2% of total loans at December 31, 2003, as compared with 57.9% and 57.6% of total loans at December 31, 2002 and 2001, respectively.

     Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity of three to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements or for permanent working capital. SBA guaranteed loans usually have a longer maturity (five to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location, and their current and target markets. The Company manages its portfolio to avoid concentration in any of the areas mentioned. The commercial loan portfolio also includes the SBA loans held for sale, which totaled approximately $25.5 million and $12.5 million at December 31, 2003 and 2002, respectively.

     Real estate loans were $499.4 million and $371.6 million at December 31, 2003 and 2002, respectively, representing 39.4% and 37.5%, respectively, of the total loan portfolio. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are user owned but may be for investment purposes. Underwriting guidelines include, among other things, review of appraised value, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

     The Company does not actively pursue consumer installment loans, which historically have represented less than 10% of the total loan portfolio. The majority of installment loans are automobile loans, which the Company provides as a service to existing clients.

     The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount outstanding as of December 31,

	2003	2002	2001	2000	1999

	(dollars in thousands)
Real estate loans:
Construction	$43,047	$39,237	$33,618	$8,543	$3,512
Commercial property	397,853	284,465	198,336	147,810	125,842
Residential property	58,477	47,891	49,526	48,192	39,787
Commercial and industrial loans (1)	711,011	572,910	472,920	391,093	278,958
Consumer loans	54,878	44,416	38,645	38,486	38,682

Total gross loans	$1,265,266	$988,919	$793,045	$634,124	$486,781

(1)	Loans held for sale were included at the lower of cost or market.

     The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans as of December 31,

	2003	2002	2001	2000	1999

Real estate loans:
Construction	3.40%	3.97%	4.24%	1.35%	0.72%
Commercial property	31.44	28.77	25.01	23.31	25.85
Residential property	4.62	4.84	6.25	7.60	8.17
Commercial and industrial loans	56.20	57.93	59.63	61.67	57.31
Installment loans	4.34	4.49	4.87	6.07	7.95

Total gross loans	100.00%	100.00%	100.00%	100.00%	100.00%

     As of December 31, 2003 and 2002, the Company had commitments to extend credit of $253.7 million and $197.3 million, obligations under standby letters of credit of approximately $34.4 million and $22.1 million, obligations under commercial letters of credit of $34.3 million and $21.3 million, and under credit card loans of approximately $3.8 million and $3.5 million, respectively. Based upon the Company’s historical experience, the outstanding loan commitments are expected to remain relatively stable throughout the year.

     The table below shows the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2003. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes non-accrual loans of $8.1 million at December 31, 2003.

		After One
	Within One	But Within	After Five
	Year	Five Years	Years	Total

	(dollars in thousands)
Real estate loans:
Construction	$43,047	—	—	$43,047
Commercial property	381,500	$5,174	$11,179	397,853
Residential property	18,754	26,595	12,002	57,351
Commercial and industrial loans	678,030	14,750	11,308	704,088
Consumer loans	32,047	22,777	—	54,824

Total	$1,153,378	$69,296	$34,489	$1,257,163

Loans with predetermined interest rates	$49,533	$56,835	$34,489	$140,857
Loans with variable interest rates	$1,103,845	$12,461	—	$1,116,306

Non-performing Assets

     Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are generally placed on non-accrual status when they become 90 days past due unless management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower eventually will overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

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

     The Company’s non-performing loans were $8.7 million at December 31, 2003, compared to $6.5 million and $5 million at December 31, 2002 and 2001, respectively, representing a 34% increase in 2003 and a 30% increase in 2002.

     As of December 31, 2003, 2002 and 2001, total non-performing assets were the same as non-performing loans. During these same periods, total loans increased by 27.9% in 2003 from 2002, and 24.7% in 2002 from 2001.

     As a result, the ratio of non-performing assets to total loans and OREO increased to 0.68% at December 31, 2003, from 0.65% at

December 31, 2002 and 0.63% at December 31, 2001. As of December 31, 2003, the Company had no OREO.

     Except for non-performing loans set forth below and loans disclosed as impaired, the Company’s management is not aware of any loans as of December 31, 2003 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company’s management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

     The following table provides information with respect to the components of the Company’s non-performing assets as of December 31 of the years indicated:

	2003	2002	2001	2000	1999

	(dollars in thousands)
Nonaccrual loans:
Real estate loans:
Commercial property	$527	—	$1,183	$516	$206
Residential property	1,126	$287	730	649	1,023
Commercial and Industrial loans	6,398	5,522	2,275	923	1,536
Consumer loans	53	49	94	71	188

Total	8,104	5,858	4,282	2,159	2,953

Loans 90 days or more past due and still accruing (as to principal or interest):
Real estate:
Residential property	—	261	117	3	—
Commercial	557	356	602	391	79

Total	557	617	719	394	79

Total nonperforming loans	8,661	6,475	5,001	2,553	3,032

Other real estate owned	—	—	—	—	—

Total nonperforming assets	$8,661	$6,475	$5,001	$2,553	$3,032

Nonperforming loans as a percentage of total loans	0.68%	0.65%	0.63%	0.40%	0.62%
Nonperforming assets as a percentage of total loans and other real estate owned	0.68%	0.65%	0.63%	0.40%	0.62%
Total loans	$1,265,266	$988,919	$793,045	$634,124	$486,781

Allowance for Loan Losses

     The allowance for loan losses is maintained at a level that is believed to be adequate by management to absorb estimated probable loan losses inherent in the loan portfolio. The adequacy of the allowance is determined through periodic evaluations of the Company’s portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among others, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

     On a quarterly basis, the Company utilizes a classification migration model and individual loan review analysis tools, as a starting point for determining the allowance for loan loss adequacy. The Company’s loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e., pass, special mention, substandard, and doubtful) for each loan type, except consumer loans (auto, mortgage and credit cards) which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances, unused commitments, and off-balance sheet exposures, such as letters of credit. The individual loan review analysis is the other axis of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

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

     The allowance for loan losses was $14.7 million at December 31, 2003, compared to $12.3 million at December 31, 2002. The increase in the allowance for loan losses in 2003 was due primarily to the increase in gross loan volume. The ratio of the allowance for loan losses to gross loans has decreased nonetheless, primarily due to the decrease in the specific allocation by $1.3 million and the foreign country risk allocation by $0.5 million.

     The loan loss estimation, based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

     The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of December 31, 2003.

	Years Ended December 31,

Allowance for Loan Losses:	2003	2002	2001	2000	1999

	(dollars in thousands)
Balance at beginning of year	$12,269	$10,064	$11,976	$10,624	$10,423

Actual charge-offs:
Real estate loans:
Commercial property	198	—	—	—	79
Residential property	—	—	—	—	73
Commercial and industrial loans	3,687	3,213	3,782	1,383	1,432
Consumer loans	538	358	324	399	417

Total	4,423	3,571	4,106	1,782	2,001

Recoveries on loans previously charged off:
Real estate loans:
Construction	—	—	—	30	—
Commercial property	21	—	273	—	595
Residential property	6	—	—	—	23
Commercial and industrial loans	859	871	307	691	514
Consumer loans	322	105	214	163	70

Total	1,208	976	794	884	1,202

Net loan charge-offs	3,215	2,595	3,312	898	799
Provision charged to operating expenses	5,680	4,800	1,400	2,250	1,000

Balance at end of year	$14,734	$12,269	$10,064	$11,976	$10,624

Ratios:
Net loan charge-offs to average total loans	0.29%	0.29%	0.46%	0.16%	0.20%
Net loan charge-offs to total loans at end of period	0.25%	0.26%	0.42%	0.14%	0.16%
Allowance for loan losses to average total loans	1.32%	1.37%	1.41%	2.11%	2.60%
Allowance for loan losses to total loans at end of period	1.16%	1.24%	1.27%	1.89%	2.18%
Net loan charge-offs to allowance for loan losses at end of period	21.82%	21.15%	32.91%	7.50%	7.52%
Net loan charge-offs to provision charged to operating expenses	56.60%	54.06%	236.57%	39.91%	79.90%
Allowance for loan losses to nonperforming loans	170.12%	189.48%	201.24%	469.10%	350.40%

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

     As indicated above, the Company formally assesses the adequacy of the allowance on a quarterly basis by:

•	reviewing the adversely graded, delinquent or otherwise questionable loans;

•	generating an estimate of the loss potential in each such loan;

•	adding a risk factor for industry, economic or other external factors; and

•	evaluating the present status of each loan.

     Although management believes the allowance is adequate to absorb losses as they arise, no assurance can be given that the Company will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

Investment Portfolio

     The investment portfolio maintained by the Company as of December 31, 2003 was composed primarily of collateralized mortgage obligations (“CMO”), mortgage-backed securities (“MBS”), U.S. government agency securities (“Agencies”), municipal bonds and corporate bonds. During 2003, the Bank shifted funds from money market instruments (primarily Federal funds) to longer-term instruments to increase its returns.

     As of December 31, 2002, the Bank’s assets included overnight and term Federal funds aggregating $85.0 million. During 2003, these funds were redeployed into municipal bonds, MBS, Agencies, CMOs, and corporate bonds. Because municipal bonds were an attractive long-term investment alternative and offer significant tax benefits, the Company increased its investments in this sector. Investments in MBS were centered in 10- and 15-year pass-through mortgages, which kept the overall duration of the portfolio from increasing significantly. Investments in Agencies focused mainly on one-time callable bonds. Investments in corporate bonds were limited to investment grade, large capitalization issuers in the financial sector, with positions limited to $2.7 million par value per issuer. Overall, the Company lengthened its portfolio duration, but limited its extension risk.

     Investment securities available for sale increased to 99.7% of the total investment portfolio as of December 31, 2003, from 97.3% in 2002. Most of the securities held by the Company carried fixed interest rates.

     Other than holdings of Agencies, there were no investments in securities of any one issuer exceeding 10% of the Company’s shareholders’ equity as of December 31, 2003, 2002, or 2001.

     The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	Investment Portfolio as of December 31,

	2003		2002		2001

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(dollars in thousands)
Held to maturity:
Municipal bonds	$690	$689	$1,088	$1,126	$2,963	$3,030
Mortgage-backed securities	638	645	1,457	1,487	2,838	2,891
Corporate bonds	—	—	4,997	4,983	11,754	11,871

Total	$1,328	$1,334	$7,542	$7,596	$17,555	$17,792

Available for sale:
Collateralized mortgage obligations	$125,491	$124,096	$102,212	$102,877	$55,240	$55,415
Mortgage-backed securities	117,139	117,484	78,112	79,173	65,218	65,364
U.S. government agencies	80,845	81,426	53,408	53,901	11,093	11,309
Municipal bonds	60,741	61,403	17,810	18,237	31,944	32,290
Corporate bonds	13,641	13,903	594	1,188	28,119	28,877
Other securities	15,055	14,976	16,630	16,630	2,165	2,165

Total	$412,912	$413,288	$268,766	$272,006	$193,779	$195,420

     The following table summarizes the maturity and/or repricing schedule for the Company’s investment securities and their weighted average yield as of December 31, 2003:

			After One		After Five		After
	Within		But Within		But Within		Ten
	One Year		Five Years		Ten Years		Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(dollars in thousands)
Collateralized mortgage obligations(1)	$29,194	2.70%	$72,014	3.35%	$22,890	4.20%	—	—
Mortgage-backed securities(1)	15,807	2.31	71,514	2.42	24,671	3.07	$6,125	4.17%
Obligations of other U.S government agencies	35,907	3.28	45,521	3.49	—	—	—	—
Obligations of state and local political subdivisions (2)	1,029	5.67	972	6.27	2,855	6.30	57,238	6.32
Corporate bonds	—	—	—	—	13,903	3.78	—	—
Other securities	13,920	2.88	1,056	7.29	—	—	—	—

	$95,857	2.90%	$191,077	3.07%	$64,319	3.79%	$63,363	6.16%

(1)	Collateralized mortgage obligations and mortgage-backed securities have contractual maturities through 2033. Above table is based on the expected prepayment schedule.

(2)	The yield on obligations of state and local political subdivisions has been computed on a tax-equivalent basis.

Deposits

     Total deposits at December 31, 2003, 2002 and 2001 were $1,445.8 million, $1,284.0 million, and $1,042.4 million, respectively, representing an increase of $161.9 million or 12.6% in 2003 and $241.6 million or 23.2% in 2002. The continuous growth of deposit volume in 2003 is primarily attributable to increased marketing at existing branches and the addition of two new branches. During 2002, the deposit composition proportion changed due to increasing demand deposits, and this remained stable during 2003. This is due to the dramatic drop in interest rates and management’s efforts to decrease the Company’s interest expense on deposits. At December 31, 2003, 2002 and 2001, the total time deposits outstanding were $667.8 million, $583.5 million, and $518.2 million, respectively, representing 46.2%, 45.4%, and 49.7% of total deposits. Demand deposits and money market accounts increased by $78.8 million or 13.1% and $166.9 million or 38.3% in 2003 and 2002, respectively. At December 31, 2002, non-interest bearing demand deposits represented 32.9% of total deposits compared to 32.1% at December 31, 2002. The average rate paid on time deposits in denominations of $100,000 or more was 1.92%, 2.51%, and 4.97% for the years ended December 31, 2003, 2002, and 2001, respectively.

     Average deposits for the years ended December 31, 2003, 2002 and 2001 were $1,416.6 million, $1,164.6 million and $988.4 million, respectively. Average deposits, therefore, grew by 21.6% in 2003 and 26.7% in 2002.

     Deposits are the Company’s primary source of funds. As the Company’s need for funds to lend has grown and the loan growth rate surpassed the deposit growth rate in 2003, the Company utilized Federal Home Loan Bank borrowings to supply additional funds with lower interest rates. Total borrowings including Federal funds purchased at December 31, 2003 were $179.8 million representing an increase of $145.4 million.

     The Company accepts brokered deposits on a selective basis at prudent interest rates to augment deposit growth. There were no brokered deposits as of December 31, 2003. As of December 31, 2003, the Company had $100 million of state time deposits over $100,000 with an average interest rate of 1.17%.

     The table below summarizes the distribution of average daily deposits and the average daily rates paid for the periods indicated:

	For the Years Ended December 31,

	2003		2002		2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(dollars in thousands)
Demand, non-interest bearing	$422,453		$331,551		$254,319
Money market	207,689	1.24%	176,089	1.72%	109,496	2.38%
Savings	97,070	1.95	92,835	2.84	77,860	3.49
Time deposits of $100,000 or more	386,701	1.92	312,618	2.51	277,169	5.11
Other time deposits	302,651	2.43	251,469	2.80	269,548	4.97

Total deposits	$1,416,564		$1,164,562		$988,392

     The table below summarizes the maturity of the Company’s time deposits in denominations of $100,000 or greater at December 31 of the years indicated:

	2003	2002	2001

	(dollars in thousands)
Three months or less	$261,274	$231,410	$189,360
Over three months through six months	57,034	46,470	44,209
Over six months through twelve months	52,815	40,520	39,459
Over twelve months	17,821	5,144	3,757

	$388,944	$323,544	$276,785

Interest Rate Risk Management

          Interest rate risk indicates the Company’s exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-income assets, which is the present value of future cash flow discounted by the current interest rate; under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of the Company’s exposure to market interest rate. The level of interest rate risk can be managed through the changing of gap positions and the volume of fixed-income assets and so forth. For successful management of interest rate risk, the Company uses various methods with which to measure existing and future interest rate risk exposures. In addition to regular reports used in business operations, repricing gap analysis, stress testing, and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

     The following table shows the most recent status of the Company’s gap position.

		After Three
		Months	After One
		But	Year But		Non -
	Within Three	Within	Within	After	Interest
	Months	One Year	Five Years	Five Years	Bearing	Total

	(dollars in thousands)
Assets
Cash (noninterest-earning)					$59,424	$59,424
Cash (interest-earning)	$3,171				—	3,171
FRB and FHLB stock	—			$10,355	—	10,355
Securities:
Fixed rate	22,923	$58,007	$164,321	119,757	—	365,008
Floating rate	13,909	1,018	26,756	7,925	—	49,608
Loans:
Fixed rate	19,669	29,864	56,835	34,489	—	140,857
Floating rate	1,096,484	7,360	12,461	—	—	1,116,305
Non-accrual	—	—	—	—	8,104	8,104
Unearned income, allowance for loan losses and discount	—	—	—	—	(18,252)	(18,252)

		After Three
		Months	After One
		But	Year But		Non -
	Within Three	Within	Within	After	Interest
	Months	One Year	Five Years	Five Years	Bearing	Total

	(dollars in thousands)
Interest rate swap	(60,000)	—	60,000	—	—	—
Other assets	—	11,137	—	—	40,037	51,174

Total assets	$1,096,156	$107,386	$320,373	$172,526	$89,313	$1,785,754

Liabilities
Deposits:
Demand deposits	$41,638	$104,793	$257,219	$71,450		$475,100
Savings	18,093	29,526	45,415	3,835		96,869
MMDA	39,731	51,084	79,463	18,920		189,198
NOW accounts	844	2,027	7,093	6,924		16,888
CDs over $100,000	261,274	109,849	17,748	73		388,944
CDs under $100,000	167,855	106,228	4,753	—		278,836
Other borrowed funds	153,895	—	20,000	6,000		179,895
Other liabilities	—	—	—	—	$20,557	20,557
Shareholders’ equity	—	—	—	—	139,467	139,467

Total	$683,330	$403,507	$431,691	$107,202	$160,024	$1,785,754

Repricing gap	$412,826	$(296,121)	$(111,318)	$65,324	$(70,711)
Cumulative gap	$412,826	$116,705	$5,387	$70,711	$—
Cumulative gap as a percentage of total assets	23.12%	6.54%	0.30%	3.96%
Cumulative gap as a percentage of interest- earning assets	24.33%	6.88%	0.32%	4.17%

     The repricing gap analysis measures the static timing of repricing risk of assets and liabilities, i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same time period. Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their maturity dates. Core deposits that have no maturity dates (demand deposits, savings, MMDA, and NOW accounts) are assigned to categories based on expected decay rates. On December 31, 2003, the cumulative repricing gap as a percentage of earning assets in the less-than-three month period was 24.33%. This was a large decrease from the previous year’s figure of 34.54%. The decrease was caused by a rise in borrowings and interest rate swaps of $60 million. The cumulative repricing percentage in the three-to-twelve-month period also moved lower, reaching 6.88%. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (8.67)%. The floating gap position in the less-than-one year period was 7.94%. Both the fixed and floating gap positions were maintained within Bank guidelines.

     The following table summarizes the most recent status of the Company’s gap position.

	Less than 3 Months		3 to 12 Months

	December 31,		December 31,

	2003	2002	2003	2002

	(dollars in thousands)
Cumulative repricing	$412,826	$463,933	$116,705	$163,128
Percentage of total assets	23.12%	31.86%	6.54%	11.20%
Percentage of earning assets	24.33%	34.54%	6.88%	12.14%
Internal policy guideline (percentage of earning assets)	35.00%	35.00%	20.00%	20.00%

     The spread between interest income on earning assets and interest expense on interest-bearing liabilities is the principal component of net interest income, and interest rate changes substantially affect the Company’s financial performance. The Company emphasizes capital protection through stable earnings rather than maximizing yield. In order to achieve stable earnings, the Company prudently manages its assets and liabilities and closely monitors the percentage changes in net interest income and equity value in relation to limits established within the Company’s guidelines.

     The repricing gap analysis measures the static timing of repricing risk of assets and liabilities. When compared to the previous year, 2003 saw a large decrease in the less-than-three-month period cumulative repricing amount. The ratio to total assets decreased to 23.12% and the ratio to earning assets decreased to 24.33%. However, there was greater movement in the three-to-twelve-month period. The cumulative repricing amount decreased by $46.4 million from the previous year. This made the Company less asset-sensitive in the event of market interest rate movements. In 2003, due to significant increases in Federal Home Loan Bank advances and Federal funds purchased along with an increase in overall deposits compared to the previous year, the severity of asset sensitivity in the less-than-three-month period weakened despite the overall increase in loans, particularly floating rate loans. In addition, the interest rate swaps of $60 million also contributed to lessening the asset sensitivity in the less-than-three-month period. The increase in liabilities surpassed the increase in assets repricing in the three-to-twelve-month period, but in terms of cumulative basis, the gap position in the less-than-twelve-month period was still asset-sensitive.

     To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed by the Company to forecast the impact of changing interest rates on net interest income and the market value of interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a one-year horizon, given the basis point adjustment in interest rates reflected below.

Hypothetical Changes in Interest Rates
December 31, 2003
(dollars in thousands)

	Projected Changes (%)				Change in Amount		Expected Amount

Change in			Economic Value		Net	Economic	Net	Economic
Interest	Net Interest Income		of Equity		Interest	Value of	Interest	Value of
Rate(bps)	Guideline	Projected	Guideline	Projected	Income	Equity	Income	Equity

200	(25.0)%	9.08%	(25.0)%	(23.66)%	$5,520	$(39,682)	$66,324	$128,045
100	(12.5)%	4.26%	(12.5)%	(12.27)%	$2,592	$(20,580)	$63,396	$147,147
0	0%	0%	0%	0%	—	—	$60,804	$167,727
(100)	(12.5)%	(4.58)%	(12.5)%	12.79%	$(2,785)	$21,457	$58,019	$189,184
(200)	(25.0)%	(14.66)%	(25.0)%	27.25%	$(8,915)	$45,700	$51,889	$213,427

     In the above stress simulation, for a 100 basis point decline in interest rates, the Company may be exposed to a 4.58% decline in net interest income and a 12.79% increase in the economic value of equity. For a 100 basis point increase in interest rates, net interest income may increase by 4.26%, but the economic value of equity may decrease by 12.27%. For a 200 basis point increase in interest rates, net interest income may increase by 9.08%, but economic value of equity may decrease by 23.66%. For a 200 basis point decrease in interest rates, net interest income may decrease by 14.66%, but economic value of equity may increase by 27.25%. As shown in the above table, all figures remained well within internal policy guidelines.

     The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual change to the Company’s net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

Liquidity and Capital Resources

     Liquidity of the Bank is defined as the ability to supply cash as quickly as needed without causing a severe deterioration in its profitability. The Bank’s major liquidity on the asset side stems from available cash positions, Federal funds sold and short-term investments categorized as trading and/or available for sale securities, which can be disposed of without significant capital losses in the ordinary business cycle. Liquidity sources on the liability side come from borrowing capacities, which include Federal funds lines, repurchase agreements, FRB discount window, and Federal Home Loan Bank advances. Thus, maintenance of high quality securities that can be used for collateral in repurchase agreements or other secured borrowings is another important feature of liquidity management. Liquidity risk may occur when the Bank has few short-duration securities available for sale and/or is not capable of raising funds as quickly as necessary at acceptable rates in the capital or money markets. Also, a heavy and sudden increase in cash demands for loans and/or deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis to manage the liquidity position and to preempt any liquidity crisis. Six specific statistics, which include the loan-to-asset ratio, off-balance sheet items, and dependence on non-core deposits, foreign deposits, lines of credit, and liquid assets are reviewed quarterly for liquidity management purposes. Heavy loan demand and limited liquid assets increased pressure for liquidity in 2003, but the Company still had sufficient liquid assets to meet loan demand.

Liquidity Ratios and Trends

	December 31

	2003	2002	2001

Short-term investments/total assets	6%	12%	12%
Core deposits/total assets	40%	45%	45%
Short-term non-core funding/total assets	45%	40%	44%
Short-term investments/short-term non-core funding dependence	20%	30%	27%

Liquidity Measures

		December 31

	Guidelines	2003	2002	2001

Net loans/total assets	Less than 85%	70%	67%	67%
Investments/deposits	Less than 50%	30%	29%	28%
Loans and investments/deposits	Less than 133%	116%	105%	103%
Off-balance sheet items/total assets	Less than 25%	18%	17%	13%

     The net loans to total assets ratio increased to 70% in 2003. Despite fluctuations during the year, net loans grew faster than assets through the year. For the year, the ratio of loans to assets remained below the 85% guideline, ranging from 67% to 70%.

     The investments to deposits ratio rose marginally to 30%. The loans and investments to deposits ratio increased slightly to 116%. Off-balance sheet items as a percentage of total assets rose in 2003 to 18.31% from 16.59% in 2002. The total amount increased to $326 million. Most of the increase was due to a $56 million increase in unused commitments.

     Another area of increase was financial standby letters of credit, which rose by $12 million. Although the percentage of off-balance sheet items to total assets increased, it remained well within policy guidelines of 25%. The Company had four interest rate swaps aggregating $60 million at the end of the year. The ratios of short-term non-core funding to total assets and short-term investments to short-term non-core funding dependence were 45% and 20%, respectively.

     Foreign deposit risk deals with dependency on foreign deposits that could adversely affect the Bank’s liquidity. These liabilities are assumed to be volatile in accordance with the variability of social, political, and environmental conditions in foreign countries. The Bank monitors separately on a quarterly basis foreign deposits and Brazilian deposits, and exposures to both categories remained well within the Bank’s internal guidelines.

     There were increases to the lines of credit secured by the Company to meet its liquidity needs. The Company maintained a total of $67 million in credit lines. In addition, the Company maintained Master Repurchase Agreements with Wachovia Bank, Banc of America Securities, Bear Stearns, Union Bank of California, UBS PaineWebber, Lehman Brothers, Merrill Lynch, and Morgan Stanley, all of which can furnish liquidity to the Company in consideration of bonds collateral.

     The Company also can meet its liquidity needs through borrowings from the Federal Home Loan Bank of San Francisco. The Company is eligible to borrow up of 25% of its total assets from the FHLB. The maintenance of a proper level of liquid assets is critical for both the liquidity and profitability of the Company. Since the primary objective of the investment portfolio is to maintain proper liquidity, it is deemed appropriate for management to maintain sufficient liquid assets to avoid exposure to avoidable liquidity risk.

     As of December 31, 2003, the Company had no material commitments for capital expenditures.

     The Company raises capital in the form of deposits, borrowings (primarily Federal Home Loan Bank advances) and equity, and expects to continue to rely upon deposits as the primary source of capital. See “Item 1. Business — Business Combination” for a discussion of the expected sources of capital for the acquisition of Pacific Union Bank.

Factors That May Affect Future Results of Operations

     In addition to other factors set forth herein, below is a discussion of certain factors which may affect the Company’s financial operations and should be considered in evaluating the Company.

     Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. Hanmi Bank’s operations are primarily located in Los Angeles and Orange counties. As a result of this geographic concentration, the Company’s results depend largely upon economic conditions in these areas. A deterioration in economic condition in Hanmi Bank’s market area, or a significant natural or manmade disaster in these market areas, could have a material adverse effect on the quality of Hanmi Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.

     The Company’s earnings are affected by changing interest rates. Changes in interest rates affect the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on the Company’s financial condition and results of operations.

     A failure to effectively integrate PUB’s operations with Hanmi Financial’s could adversely affect our earnings and financial condition. In December 2003, we entered into a definitive agreement to acquire PUB. We are currently planning the integration of the data processing systems, facilities and personnel of PUB into Hanmi. If we experience difficulties in integrating the two banks, we could experience higher than anticipated administrative costs or the loss of customers, resulting in lower than anticipated earnings and/or adverse changes in our financial condition.

     Hanmi may fail to realize the anticipated benefits of the merger with PUB. The success of the merger will depend on, among other things, Hanmi’s ability to realize anticipated cost savings and revenue enhancements and to combine the businesses of its subsidiary Hanmi Bank and PUB in a manner that permits growth opportunities to occur and that does not materially disrupt the existing customer relationships of PUB or result in decreased revenues resulting from any loss of customers. If Hanmi is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.

     Hanmi and PUB have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of Hanmi’s or PUB’s ongoing businesses, diversion of management time on merger-related issues, or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

     Uncertainty regarding the merger may result in the loss of the employees and customers of Hanmi and PUB prior to the completion of the merger. Employees of Hanmi and PUB may experience uncertainty about their future role with the combined company. This may adversely affect the ability of the combined company to retain and attract key management and other personnel. Similarly, uncertainty regarding the merger may cause customers of Hanmi and PUB to withdraw their business prior to the completion of the merger. Any loss of Hanmi’s or PUB’s customers could have a material adverse effect on Hanmi’s or PUB’s respective businesses, regardless of whether or not the merger is ultimately completed. There can be no assurance that customers of each of Hanmi or PUB will continue their business without regard to the proposed merger.

     We are subject to government regulations that could limit or restrict our activities, which in turn could adversely affect our operations. The financial services industry is subject to extensive Federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of existing laws may cause the Company’s results to differ materially. Further, Federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and a material change in these conditions could have a material adverse affect on the Company’s financial condition and results of operations.

     Competition may adversely affect our performance. The banking and financial services businesses in the Company’s market areas are highly competitive. The Company faces competition in attracting deposits and in making loans. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, and the pace of consolidation among financial services providers. The results of the Company in the future may differ depending upon the nature and level of competition.

     If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company’s financial condition and results of operations.

Off-Balance Sheet Arrangements

     For a discussion of off-balance sheet arrangements, see “Item 1. Business — Small Business Administration Guaranteed Loans” and “Item 1. Business — Off-Balance Sheet Commitments.”

Contractual Obligations

     The Company’s contractual obligations as of December 31, 2003 are as follows:

	Payment due by period

	Less than	1-3	3-5	More than
Contractual Obligations	1 year	years	years	5 years	Total

	(dollars in thousands)
Long-term debt obligations	—	—	$20,000	$6,000	$26,000
Operating lease obligations	$2,214	$3,723	2,757	—	8,694

Total	$2,214	$5,144	$21,336	$6,000	$34,694

Recently Issued Accounting Standards

     In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FASB Interpretation No. 46R (“FIN No. 46R”) replaces FASB Interpretation No. 46, which was issued in January 2003. The Company will be required to apply FIN No. 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of FIN No. 46R is not expected to have a material effect on the Company’s consolidated financial statements.

     FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, (“SFAS No. 150”) was issued in May 2003. It establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No.150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No.150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS No.150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No.150.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations—Interest Rate Risk Management and—Liquidity and Capital Resources.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required to be filed as a part of this Report are set forth on pages 43 through 67.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     As of December 31, 2003, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that:

•	our disclosure controls and procedures are effective in timely alerting them to material information relating to Hanmi Financial that is required to be included in our periodic SEC filings; and

•	our internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

     Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures were designed to ensure that material information related to Hanmi Financial, including subsidiaries, is made known to management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as hereinafter noted, the information concerning directors and officers of Hanmi Financial is incorporated by reference from the sections entitled “Election of Directors,” “The Board of Directors and Its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Hanmi Financial’s definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of Hanmi Financial’s fiscal year.

     M. Christian Mitchell will be appointed to the Audit Committee of the Board of Directors as of April 11, 2004. The Board has determined that Mr. Mitchell will meet the independence standards required by NASDAQ and be a “financial expert” within the meaning of the current rules of the Securities and Exchange Commission.

     The Company has adopted a Code of Business Conduct and Ethics, which will be provided to any stockholder without charge, upon the written request of that stockholder. Such requests should be addressed to Justine Roe, General Counsel, Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, CA 90010.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from the section entitled “Executive Compensation” of Hanmi Financial’s definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of Hanmi Financial’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table summarizes information as of December 31, 2003 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights (a)	and rights (b)	in column (a))

Equity compensation plans approved by security holders	750,032	$11.04	1,380,619
Equity compensation plans not approved by security holders	0	0	0

Total	750,032	$11.04	1,380,619

     Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear under the caption “Beneficial Ownership of Principal Stockholders and Management” in Hanmi Financial’s definitive Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” of Hanmi Financial’s definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of Hanmi Financial’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning Hanmi Financial’s principal accountants’ fees and services is incorporated by reference to Hanmi Financial’s definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of Hanmi Financial's fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules

(1)	The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 43 of this Report.

(2)	The following additional information for the years 2003, 2002 and 2001 is submitted herewith:

All schedules are omitted because they are not applicable, not material or because the information is included in the financial statements or the notes thereto.

(b)	Reports on Form 8-K

The Company filed Form 8-K on October 28, 2003 regarding the third quarter earnings release on October 23, 2003.

The Company filed Form 8-K on December 23, 2003 regarding an agreement and Plan of Merger pursuant to which Pacific Union Bank will merge with and into Hanmi Bank executed on December 22, 2003.

The Company filed Form 8-K on December 23, 2003 regarding the appointment of a new Chief Financial Officer on December 11, 2003.

(c)	The Exhibits required to be filed with this Report are listed in the exhibit index included herein at page 69.

HANMI FINANCIAL CORPORATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Hanmi Financial Corporation:

     We have audited the accompanying consolidated statements of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Hanmi Financial Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hanmi Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                        /s/ KPMG LLP

Los Angeles, California
January 25, 2004

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 AND 2002
(dollars in thousands)

	2003	2002

ASSETS
Cash and due from banks	$62,595	$67,772
Federal funds sold	—	55,000

Cash and cash equivalents	62,595	122,772
Federal Reserve Bank stock	2,935	2,945
Federal Home Loan Bank stock	7,420	1,634
Securities held to maturity, at amortized cost (fair value: 2003—$1,334; 2002—$7,596) (note 3)	1,328	7,542
Securities available for sale, at fair value (note 3)	413,288	272,006
Term federal funds sold	—	30,000
Loans receivable, net of allowance for loan losses: 2003—$14,734; 2002—$12,269 (note 4)	1,221,560	961,599
Loans held for sale, at the lower of cost or fair value	25,454	12,540
Customers’ liability on acceptances	3,930	4,472
Premises and equipment, net (note 5)	8,435	8,240
Accrued interest receivable	6,686	5,533
Deferred income taxes, net (note 7)	7,207	4,223
Servicing asset	2,364	2,065
Goodwill and intangible assets	2,043	2,164
Bank-owned life insurance—cash surrender value	11,137	10,637
Other assets	9,372	7,926

TOTAL ASSETS	$1,785,754	$1,456,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits (note 6):
Non interest-bearing	$475,100	$412,060
Interest-bearing:
Savings	206,086	98,121
Money market checking	96,869	190,314
Time deposits of $100,000 or more	388,944	323,544
Other time deposits	278,836	259,940

Total deposits	1,445,835	1,283,979
Accrued interest payable	4,403	3,385
Acceptances outstanding	3,930	4,472
Treasury, tax, and loan remittances	3,104	3,347
Other borrowed funds	179,895	34,450
Other liabilities	9,120	2,197

Total liabilities	1,646,287	1,331,830
COMMITMENTS AND CONTINGENCIES (notes 12 and 13)
SHAREHOLDERS’ EQUITY (notes 3, 8, and 9):
Preferred stock, $.001 par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding, 14,163,410 shares in 2003 and 13,915,433 shares in 2002	14	14
Additional paid-in capital	103,082	99,941
Accumulated other comprehensive income:
Unrealized gain on securities available for sale and interest rate swaps, net of income taxes of $220 and $1,135 in 2003 and 2002, respectively	386	2,105
Retained earnings	35,985	22,408

Total shareholders’ equity	139,467	124,468

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,785,754	$1,456,298

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(dollars in thousands, except per share data)

	2003	2002	2001

INTEREST INCOME:
Interest and fees on loans	$64,849	$56,689	$59,305
Interest on securities and interest-bearing deposits in other financial institutions	12,410	11,363	14,776
Interest on term Federal funds sold	225	630	533
Interest on Federal funds sold and securities purchased under agreements to resell	277	925	2,330

Total interest income	77,761	69,607	76,944
INTEREST EXPENSE (notes 6 and 12)	20,796	21,345	32,990

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	56,965	48,262	43,954
PROVISION FOR LOAN LOSSES (note 4)	5,680	4,800	1,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	51,285	43,462	42,554
NONINTEREST INCOME:
Service charges on deposit accounts	10,339	9,195	9,222
Trade finance fees	2,887	2,410	1,915
Remittance fees	952	786	602
Other service charges and fees	875	803	794
Bank-owned life insurance	499	552	—
Gain on sale of loans	2,157	1,875	1,345
Gain on sale of securities	1,094	3,265	2,751
Increase in fair value of interest rate swaps	35	1,368	—
Other income	840	659	358

Total noninterest income	19,678	20,913	16,987
NONINTEREST EXPENSES:
Salaries and employee benefits (note 11)	21,214	17,931	16,786
Occupancy and equipment (note 13)	5,198	4,330	3,877
Data processing	3,080	2,784	2,347
Advertising and promotional expense	1,635	1,523	1,747
Supplies and communication	1,496	1,466	1,417
Professional fees	1,167	1,003	1,110
Loan referral fees	921	691	540
Impairment of securities	—	4,416	270
Other operating expenses	4,614	4,189	3,934

Total noninterest expenses	39,325	38,333	32,028

INCOME BEFORE PROVISION FOR INCOME TAXES	31,638	26,042	27,513
PROVISION FOR INCOME TAXES (note 7)	12,425	9,012	10,703

NET INCOME	$19,213	$17,030	$16,810

EARNINGS PER SHARE (note 10):
Basic	$1.37	$1.23	$1.23
Diluted	$1.34	$1.20	$1.21

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(dollars in thousands, except share data)

				Accumulated
	Number		Additional	Other		Total
	of Shares	Common	Paid-in	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity

Balance, December 31, 2000	7,434,457	$7	$65,415	$(299)	$21,273	$86,396
Stock options exercised	71,378	1	717	—	—	718
Stock dividend	893,823	1	15,307	—	(15,309)	(1)
Stock retirement	(20,000)	—	(345)	—	—	(345)
Stock split	4,182,571	4	(4)	—	—	—
Cash paid for fractional shares	—	—	—	—	(7)	(7)
Net income	—	—	—	—	16,810	16,810
Change in unrealized gain on securities available for sale, net of tax	—	—	—	1,302	—	1,302

Total comprehensive income						18,112

Balance, December 31, 2001	12,562,229	13	81,090	1,003	22,767	104,873
Stock options exercised	222,022	—	1,469	—	—	1,469
Stock dividend	1,131,182	1	17,382	—	(17,382)	1
Cash paid for fractional shares	—	—	—	—	(7)	(7)
Net income	—	—	—	—	17,030	17,030
Change in unrealized gain on securities available for sale, net of tax	—	—	—	1,102	—	1,102

Total comprehensive income						18,132

Balance, December 31, 2002	13,915,433	14	99,941	2,105	22,408	124,468
Stock options exercised	247,977	—	3,141	—	—	3,141
Cash dividend	—	—	—	—	(5,636)	(5,636)
Net income	—	—	—	—	19,213	19,213
Change in unrealized loss on securities available for sale and interest rate swaps, net of tax	—	—	—	(1,719)	—	(1,719)

Total comprehensive income						17,494

Balance, December 31, 2003	14,163,410	$14	$103,082	$386	$35,985	$139,467

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$19,213	$17,030	$16,810
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,891	1,427	1,283
Provision for loan losses	5,680	4,800	1,400
Provision for other real estate owned losses	—	—	40
Federal Reserve Bank stock and Federal Home Loan Bank stock dividend	(107)	(895)	(46)
Gain on sale of securities available for sale	(1,094)	(3,265)	(2,751)
Change in fair value of interest rate swaps	(35)	(1,368)	—
Impairment loss on investment security held to maturity	—	4,416	270
Gain on sale of loans	(2,157)	(1,875)	(1,345)
Gain on sale of other real estate owned	(82)	—	(16)
Loss on disposition of premises and equipment	67	—	66
Deferred tax benefit	(2,069)	(469)	(41)
Write-off of interest-only strip	—	—	95
Origination of loans held for sale	(45,858)	(33,226)	(24,450)
Proceeds from sale of loans held for sale	35,100	37,508	23,696
Change in:
(Increase) decrease in accrued interest receivable	(1,153)	(125)	1,443
Increase in cash surrender value of bank-owned life insurance	(500)	(634)	—
Increase in other assets and servicing assets	(1,832)	(2,045)	(2,079)
Increase(decrease) in accrued interest payable	1,018	(1,341)	(1,654)
Increase (decrease) in other liabilities	5,506	1,011	(1,522)

Net cash and cash equivalents provided by operating activities	13,588	20,949	11,199

Cash flows from investing activities:
Net increase in loans receivable	(265,641)	(190,284)	(200,170)
Proceeds from matured term Federal funds sold	30,000	—	—
Proceeds from matured or called securities held to maturity	6,214	10,012	5,109
Proceeds from sale of securities available for sale	45,051	102,343	65,156
Proceeds from matured or called securities available for sale	170,346	105,245	121,073
Proceeds from termination of interest rate swap	—	1,368	—
Proceeds from sale of other real estate owned	204	—	307
Purchase of Federal Reserve Bank stock and Federal Home Loan Bank stock	(5,669)	(522)	(469)
Purchases of securities held to maturity	—	—	(688)
Purchases of securities available-for-sale	(358,218)	(283,726)	(193,195)
Bank-owned life insurance premium paid	—	—	(10,000)
Purchase of premises and equipment, net	(2,031)	(1,832)	(1,932)

Net cash and cash equivalents used in investing activities	(379,744)	(257,396)	(214,809)

Cash flows from financing activities:
Net increase in deposits	161,856	241,626	107,772
Proceeds from other borrowed funds	145,445	34,450	—
(Payment of) proceeds from treasury, tax, and loan remittances	(243)	475	571
Proceeds from exercise of stock option	3,141	1,469	718
Cash paid for fractional shares on dividends	—	(7)	(7)
Cash dividend paid	(4,220)	—	—
Cash paid for stock retirement	—	—	(345)

Net cash and cash equivalents provided by financing activities	305,979	278,013	108,709

Net increase (decrease) in cash and cash equivalents	(60,177)	41,566	(94,901)
Cash and cash equivalents, beginning of year	122,772	81,206	176,107

Cash and cash equivalents, end of year	$62,595	$122,772	$81,206

	2003	2002	2001

Supplemental disclosures of cash flow information:
Interest paid	$19,778	$22,686	$34,644
Income taxes paid	$9,469	$9,125	$10,703
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$122	—	$331
Transfer of retained earnings to common stock and additional paid-in capital for stock dividend	—	$17,382	$15,308
Accrued dividend	$1,416	—	—

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

     (a)  Principles of Consolidation

     The consolidated financial statements include the accounts of Hanmi Financial Corporation (the “Company”) and its wholly owned subsidiary, Hanmi Bank (the “Bank”), after elimination of all material intercompany transactions and balances.

     The Company was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Act of 1933 on March 17, 2001. Subsequent to the formation of the Company, each of the Bank’s shares was exchanged for one share of the Company with an equal value.

     The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a California state-chartered, FDIC-insured financial institution. The Bank maintains a branch network of fifteen locations, serving individuals and small- to medium-sized businesses in Los Angeles and surrounding areas.

     (b)  Cash and Cash Equivalents

     Cash and cash equivalents include cash and due from banks, Federal funds sold, and securities purchased under resale agreements, all of which have maturities of less than 90 days.

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

(iii)	Securities not classified as held-to-maturity or trading securities are classified as “available-for-sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of shareholders’ equity as accumulated other comprehensive income, net of deferred income taxes.

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

     The Company also has a minority investment in a nonpublicly traded company, Pacific International Bank. The investment is included in other assets on the Company’s consolidated balance sheet and is carried at cost. The Company monitors the investment for impairment and makes appropriate reductions in carrying value when necessary.

     (d)  Derivative Instruments

     On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires the Company to record all derivatives at fair value and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of the hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in the fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

     During 2003, the Company entered into four interest rate swap agreements with a total notional amount of $60 million for hedging purposes.

     (e)  Loans

     The Company originates loans for investment, with such designation made at the time of origination. Loans are recorded at the contractual amounts due from borrowers, adjusted for unamortized discounts and premiums, undisbursed funds, net deferred loan fees and origination costs, and the allowance for loan losses.

     Certain Small Business Administration (“SBA”) loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the gains on sale of SBA loans is recognized as noninterest income at the time of the sale. The remaining portion of the gain is deferred and amortized over the estimated life of the loan as an adjustment to the yield. Upon sales of such loans, the Company receives a fee for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of adequate compensation, for the estimated life of the loan, discounted by a rate in the range of 11% to 12% and a constant prepayment rate ranging from 6% to 16%. The servicing asset is amortized in proportion to and over the period of estimated servicing income. The Company capitalized $652,000 and $750,000 of servicing assets during 2003 and 2002, respectively, and amortized $352,000 and $359,000 during the years ended December 31, 2003 and 2002, respectively. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

     Interest-only strips are recorded based on the present value of the excess of total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only strips are accounted for at the estimated fair value, with unrealized gains or losses recorded as adjustments to earnings.

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

     (h)  Allowance for Loan Losses

     Management believes that, as of December 31, 2003, the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth, and composition of the loan portfolio; the value of collateral; and current economic conditions. The Company’s lending is concentrated in consumer, commercial, construction, and real estate loans in greater Los Angeles. Although management believes the level of the allowance as of December 31, 2003 and 2002 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date.

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

     Loans are measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. Accounting standards require that an impaired loan be measured based on:

(i)	the present value of the expected future cash flows, discounted at the loan’s effective interest rate, or

(ii)	the loan’s observable fair value, or

(iii)	the fair value of the collateral, if the loan is collateral-dependent.

     The Company evaluates installment loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans and are evaluated on a portfolio basis considering the projected net realizable value of the portfolio compared to the net carrying value of the portfolio.

     (i)  Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures, and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to 30 years. Leasehold improvements are capitalized and amortized using the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

     (j)  Goodwill and Intangible Assets

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, amounted to $1.8 million as of December 31, 2003 and 2002. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), effective January 1, 2002. SFAS No. 142 required that goodwill be recorded at the reporting unit level. Reporting units are defined as an operating segment. SFAS No. 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually, or earlier if events have occurred that might indicate impairment. The Company ceased amortization of goodwill as of January 1, 2002. The Company’s impairment test is performed in two phases. The first step involves comparing the fair vale of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is estimated using two different valuation techniques: (a) discounted earnings cash flow and (b) average market price to earnings multiple using a management selected peer group. If the fair value of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recorded through earnings to the extent the carrying amount of goodwill exceeds its implied fair value. As of December 31, 2003, management is unaware of any circumstances that would indicate a potential impairment of goodwill.

     The Company amortizes core deposit intangible (“CDI”) balances using the straight-line method over seven years. As required upon adoption of SFAS No. 142, the Bank evaluated the useful lives assigned to the CDI assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2003. As required by SFAS No. 142, the CDI balance is assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The CDI recoverability analysis is consistent with the Company’s policy for assessing impairment or disposal of long-lived assets. As of and for the year ended December 31, 2003, management is not aware of any circumstances that would indicate impairment of the CDI assets, and no impairment charges were recorded through earnings in 2003.

     For the year ended December 31, 2001, prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over the expected periods to be benefited, generally 15 years. The CDI was amortized using the straight-line method over seven years. In the event that circumstances indicated potential impairment of the intangible asset carrying value, the Company assessed recoverability of intangible assets by determining whether the amortization of the balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The amortization of goodwill in 2001 amounted $157,000.

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

     (l)  Stock-Based Compensation

     Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosure of net income and earnings per share is provided as if the fair value-based method had been applied.

     Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” the Company’s net income and earnings per share for the years ended December 31, 2003, 2002, and 2001 would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

	(dollars in thousands, except per share data)
Net income:
As reported	$19,213	$17,030	$16,810
Compensation expense	521	791	258

Pro forma	$18,692	$16,239	$16,552

Earnings per share:
As reported:
Basic	$1.37	$1.23	$1.23
Diluted	$1.34	$1.20	$1.21
Pro forma:
Basic	$1.33	$1.19	$1.21
Diluted	$1.30	$1.16	$1.19

     The estimated fair value of options granted was $6.59 per share in 2003, $ 5.04 per share in 2002 and $5.26 per share in 2001. The weighted average fair value of options granted under the Company’s fixed stock option plan in 2003, 2002, and 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividends yield; expected volatility of 31% in 2003, 37% in 2002, and 37% in 2001, expected lives of three to five years in 2003, 2002, and 2001, and risk-free interest rates of 1.87%, 2.39% and 4.38% in 2003, 2002, and 2001, respectively.

     (m)  Earnings per Share

     Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. EPS data for 2001 was retroactively restated reflecting the 2002 stock dividend.

     (n)  Impairment of Long-Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     (p) Recently Issued Accounting Standards

     In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, which was issued in January 2003. The Company will be required to apply FIN No. 46R to variable interests in variable interest entities (“VIE”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN No. 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this FIN No. 46R is not expected to have a material effect on the Company’s consolidated financial statements.

     FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS No. 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

     (q)  Reclassifications

     Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

(2)	Securities Purchased under Agreements to Resell

     The Company purchases government agency securities and/or whole loans under agreements to resell the same securities (reverse repurchase agreement) with primary dealers. Amounts advanced under these agreements represent short-term invested cash. Securities subject to the reverse repurchase agreements are held in the name of the Company by dealers who arrange the transactions.

     In the event that the fair value of the securities decreases below the carrying amount of the related reverse repurchase agreement, the counterparties are required to designate an equivalent value of additional securities in the name of the Company.

     There was no balance outstanding with the primary dealers.

     The following is a summary of the securities purchased under agreements to resell at December 31, 2003:

(dollars in thousands)
Balance at year end	—
Average balance outstanding during the year	$4,192
Maximum amount outstanding at any month-end during the year	20,000
Weighted average interest rate during the year	1.38%

(3)	Securities

     The following is a summary of the securities held to maturity at December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2003
Municipal bonds	$690	—	$1	$689
Mortgage-backed securities	638	$7	—	645

	$1,328	$7	$1	$1,334

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2002
Corporate bonds	$4,997	—	$14	$4,983
Municipal bonds	1,088	$39	1	1,126
Mortgage-backed securities	1,457	30	—	1,487

	$7,542	$69	$15	$7,596

     The following is a summary of securities available for sale at December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2003
Collateralized mortgage obligations	$125,491	$274	$1,669	$124,096
Mortgage-backed securities	117,139	830	485	117,484
U.S. government agencies	80,845	606	25	81,426
Municipal bonds	60,741	910	248	61,403
Corporate bonds	13,641	309	47	13,903
Other	15,055	—	79	14,976

	$412,912	$2,929	$2,553	$413,288

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2002
Collateralized mortgage obligations	$102,212	$840	$175	$102,877
Mortgage-backed securities	78,112	1,063	2	79,173
U.S. government agencies	53,408	493	—	53,901
Municipal bonds	17,810	479	52	18,237
Corporate bonds	594	594	—	1,188
Other	16,630	—	—	16,630

	$268,766	$3,469	$229	$272,006

     The amortized cost and estimated fair value of investment securities at December 31, 2003, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2033, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Within one year	$15,022	$14,949	—	—
Over one year through five years	59,316	59,928	—	—
Over five years through ten years	38,915	39,227	—	—
Over ten years	55,973	56,548	$690	$689

	169,226	170,652	690	689

Mortgage-backed securities	117,139	117,484	638	645
Collateralized mortgage obligations	125,491	124,096	—	—
Asset-backed securities	1,056	1,056	—	—

	243,686	242,636	638	645

	$412,912	$413,288	$1,328	$1,334

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December, 31 2003, were are follows:

	Less than 12 months		12 months or more		Total

	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

Available for sale:
Collateralized mortgage obligations(1)	$1,497	$54,999	$172	$25,622	$1,669	$80,621
Mortgage-backed securities(2)	485	55,070			485	55,070
U.S. government agency securities(3)	25	14,959			25	14,959
Municipal bonds(4)	248	12,012			248	12,012
Corporate bonds(5)	47	6,094			47	6,094
Other	79	11,887			79	11,887

	$2,381	$155,021	$172	$25,622	$2,553	$180,643

Held to maturity:
Municipal bonds	—	—	$1	$689	$1	$689

(1)	Collateralized mortgage obligations: The decline in fair value is attributable to changes in interest rates. Since the Company has the ability and the intent to hold these investments until a market price recovery or until maturity, these investments are not considered other-than-temporarily impaired.

(2)	Mortgage-backed securities (“MBS”): The unrealized losses on investments in MBS were caused by interest rate increases. The MBS were issued by Fannie Mae, Freddie Mac, and Ginnie Mae. Most of these securities are pass-throughs with 10- to 15-year final maturities, thus reducing extension risk. Since the Company has the ability and the intent to hold these investments until a market price recovery or until maturity, the investments are not considered other-than-temporarily impaired.

(3)	U.S. government agency securities: The unrealized losses on investments in U.S. agency securities were caused by interest rate increases. Since the Company has the ability and the intent to hold these investments until a market price recovery or until the bonds are called or until maturity, the investments are not considered other-than-temporarily impaired.

(4)	Municipal bonds: The unrealized losses on investments in municipal bonds were caused by interest rate increases. The municipal bonds are all insured and AAA rated and should not experience downward price pressure due to credit risk. Since the Company has the ability and the intent to hold these investments until a market price recovery or until the bonds are called or until maturity, the investments are not considered other-than-temporarily impaired.

(5)	Corporate bonds: The unrealized losses in Corporate securities are associated with holdings of Lehman Brothers and Bank of America obligations. The unrealized losses were the result of interest rate changes and not due to increased credit risk. Both bonds maintained or received upgrades in their ratings since the time of our purchase. Since the Company has the ability and the intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(6)	Other securities: The unrealized losses on investments in other securities were the result of interest rate increases. Most of the losses are attributable to an investment in an adjustable rate mortgage mutual fund. The fund’s underlying securities are mortgage-backed securities, and the losses were the result of interest rate changes. Because the Company has the ability and the intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

     Securities with carrying values of approximately $278.5 million and $170.5 million on December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

     At December 31, 2003, the Company held a WorldCom Inc. corporate bond in its available-for-sale portfolio with an amortized carrying value of approximately $119,000. On January 15, 2003, such investment matured, and WorldCom defaulted on the repayment. The Company wrote down its cost basis in the investment to fair value, recognizing a loss of approximately $4.4 million during the year ended December 31, 2002, as the Company’s management considered such decline in market value an other than temporary condition. In 2003, the Company sold $4 million par value of this bond and recognized gains of $782,000.

     There were $1.1 million, $3.3 million, and $2.8 million in net realized gains during the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, $1.8 million ($1.3 million net of tax) of unrealized losses arose during the year and were included in comprehensive income and $1.1 million ($692,000 net of tax) of previously unrealized gains were realized in earnings. In 2002, $2.5 million ($1.7 million net of tax) of unrealized gains arose during the year and were included in comprehensive income and $882,000 ($574,000 net of tax) of previously unrealized gains was realized in earnings. In 2001, $2.5 million ($1.5 million net of tax) of unrealized losses arose during the year and were included in comprehensive income and $460,000 ($281,000 net of tax) of previously unrealized gains was realized in earnings.

(4)	Loans Receivable and Allowance for Loan Losses

     Loans receivable consist of the following at December 31:

	2003	2002

	(dollars in thousands)
Real estate loans :
Construction	$43,047	$39,237
Commercial property	397,853	284,465
Residential property	58,477	47,891
Commercial and industrial loans	685,557	560,370
Consumer loans	54,878	44,416

Total gross loans	1,239,812	976,379
Allowance for loans losses	(14,734)	(12,269)
Deferred loan fees	(3,518)	(2,511)

Loans receivable, net	$1,221,560	$961,599

     At December 31, 2003 and 2002, the Company serviced loans sold to unaffiliated parties in the amounts of approximately $101.4 million and $89.6 million, respectively.

     Activity in the allowance for loan losses is as follows:

	2003	2002	2001

	(dollars in thousands)
Balance, beginning of year	$12,269	$10,064	$11,975
Provision for loan losses	5,680	4,800	1,400
Loans charged off	(4,423)	(3,571)	(4,105)
Recoveries of charge-offs	1,208	976	794

Balance, end of year	$14,734	$12,269	$10,064

     The following is a summary of the investment in impaired loans and the related allowance for loan losses:

	December 31

	2003	2002

	(dollars in thousands)
Recorded investment in impaired loans	$6,285	$4,799
Related allowance for loan losses	2,972	2,967
Impaired loans without specific allowances	392	55

     The average recorded investment in impaired loans during the years ended December 31, 2003, 2002, and 2001 approximated $6.4 million, $4.8 million, and $4.3 million, respectively. Interest income of approximately $204,000, $273,000, and $513,000 million was recognized on impaired loans during the years ended December 31, 2003, 2002, and 2001, respectively.

     Loans on nonaccrual status totaled approximately $8.1 million and $5.9 million at December 31, 2003 and 2002, respectively. If interest on nonaccrual loans had been recognized at the original interest rates, interest income would have increased approximately $362,000, $203,000, and $323,000 during the years ended December 31, 2003, 2002, and 2001, respectively. The Company is not committed to lend additional funds to debtors whose loans are impaired.

     Loans past due 90 days or more and still accruing interest totaled $557,000 and $617,000 at December 31, 2003 and 2002, respectively. Restructured loans at December 31, 2003 totaled $640,000; there were no restructured loans at December 31, 2002.

     The following is an analysis of all loans to officers and directors of the Company and their affiliates. In the opinion of management, all such loans were made under terms that are consistent with the Company’s normal lending policies.

	2003	2002

	(dollars in thousands)
Outstanding balance, beginning of year	$2,645	$3,725
Credit granted, including renewals	127	668
Repayments	(1,887)	(1,748)

Outstanding balance, end of year	$885	$2,645

     Income from these loans totaled approximately $153,000 and $135,000 for the years ended December 31, 2003 and 2002, respectively, and is reflected in the accompanying consolidated statements of operations.

(5)	Premises and Equipment

     The following is a summary of the major components of premises and equipment as of December 31:

	2003	2002

	(dollars in thousands)
Land	$1,820	$1,820
Buildings and improvements	3,034	3,034
Furniture and equipment	8,052	7,011
Leasehold improvements	5,826	5,155

	18,732	17,020
Accumulated depreciation and amortization	(10,297)	(8,780)

	$8,435	$8,240

(6)	Deposits

     Time deposits by maturity are as follows at December 31, 2003 and 2002:

	2003	2002

	(dollars in thousands)
Less than three months	$429,129	$359,586
After three months to six months	116,983	120,441
After six months to twelve months	99,094	94,561
After twelve months	22,574	8,896

Total	$667,780	$583,484

     A summary of interest expenses on deposits is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001

	(dollars in thousands)
Money market checking	$2,584	$3,036	$2,610
Savings	1,894	2,632	2,714
Time deposits of $100,000 or more	7,415	7,838	13,778
Other time deposits	7,354	7,034	13,785
Other borrowings	1,549	805	103

Total	$20,796	$21,345	$32,990

(7)	Income Taxes

     A summary of income tax provision for 2003, 2002, and 2001 follows:

	2003	2002	2001

	(dollars in thousands)
Current:
Federal	$10,852	$8,410	$8,684
State	3,642	1,071	2,060

	14,494	9,481	10,744
Deferred:
Federal	(1,732)	(390)	(60)
State	(337)	(79)	19

	(2,069)	(469)	(41)

Provision for income taxes	$12,425	$9,012	$10,703

     As of December 31, 2003 and 2002, the Federal and state deferred tax assets are as follows:

	2003	2002

	(dollars in thousands)
Deferred tax assets:
Loan loss provision	$6,754	$5,374
Depreciation	667	421
State taxes	895	371
Other	31	154

	8,347	6,320
Deferred tax liabilities:
Purchase accounting	(142)	(181)
Unrealized gain on available for sale securities and interest rate swaps	(220)	(1,135)
Other	(98)	(101)

	(460)	(1,417)
Valuation allowance	(680)	(680)

Net deferred tax assets	$7,207	$4,223

     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

     A reconciliation of the difference between the Federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

	2003	2002	2001

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefits	6.6	2.4	4.9
Other	(2.3)	(2.8)	(1.0)

	39.3%	34.6%	38.9%

     At December 31, 2003 and 2002, net current tax payable of $5.0 million and $876,000 were included in other liabilities in the Consolidated Statements of Financial Condition.

(8)	Shareholders’ Equity

     The Bank adopted a Stock Option Plan (the “Plan”) in 1992, which was replaced by the Hanmi Financial Corporation Year 2000 Stock Option Plan, under which options to purchase shares of the Company’s common stock may be granted to key employees. The Plan provides that the option price shall not be less than the fair value of the Company’s stock on the effective date of the grant. Generally, options will vest over five years. No option may be granted with a term of more than ten years.

     The following is a summary of the transactions under the stock option plan described above:

	2003		2002		2001

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Number	price	Number of	price	Number	price
	of shares	per share	shares	per share	of shares	per share

Options outstanding, beginning of year	1,068,506	$10.64	1,199,168	$12.89	505,411	$13.27
Prorata effect on options, due to stock dividend and stock split	—	—	107,255	11.82	310,485	7.90
Options granted	40,000	17.50	40,000	15.50	468,000	15.33
Options exercised	(247,977)	9.05	(222,022)	6.62	(71,378)	10.04
Options cancelled/expired	(110,497)	13.98	(55,895)	14.02	(13,350)	12.42

Options outstanding, end of year	750,032	$11.04	1,068,506	$10.64	1,199,168	$12.89

Options exercisable at year-end	327,577	$10.52	385,684	$9.32	379,613	$7.60

	Options Outstanding		Options exercisable

		Weighted
		Average
		Remaining
	Number	Contractual	Number
Exercise Prices	Outstanding	Life	Outstanding

$6.82	15,792	5.2 years	15,792
7.78	357,084	6.7	173,964
8.12	8,130	5.6	—
14.07	329,026	7.6	124,487
17.50	40,000	7.5	13,334

	750,032	7.1 years	327,577

     The number and price per share of outstanding options have not been adjusted to reflect the 2002 stock dividend (See Note 10).

(9)	Regulatory Matters

     The number and price per share of outstanding options have not been adjusted to reflect the 2002 stock dividend (See Note 10).

(9)	Regulatory Matters

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2003 and 2002, the Company and the Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 2003, the most recent notification from the Federal Reserve Board categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification which management believes have changed the institution’s category.

     The capital ratios of the Company and the Bank at December 31 are as follows:

			Minimum		Minimum to be
			Regulatory		Categorized as
	Actual		Requirement		Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(dollars in thousands)
As of December 31, 2003:
Total capital (to risk-weighted assets):
Company	$151,336	11.13%	$108,757	8.00%		N/A
Bank	150,547	11.09	108,630	8.00	$135,788	10.00%
Tier I capital (to risk-weighted assets):
Company	136,602	10.05	54,379	4.00		N/A
Bank	135,813	10.00	54,315	4.00	81,473	6.00%
Tier I capital (to average assets):
Company	136,602	7.80	70,088	4.00		N/A
Bank	135,813	7.75	70,067	4.00	87,584	5.00%
As of December 31, 2002:
Total capital (to risk-weighted assets):
Company	$132,162	12.14%	$87,092	8.00%		N/A
Bank	129,914	11.94	87,045	8.00	$108,806	10.00%
Tier I capital (to risk-weighted assets):
Company	119,893	11.01	43,558	4.00		N/A
Bank	117,645	10.81	43,532	4.00	65,298	6.00%
Tier I capital (to average assets):
Company	119,893	8.50	56,420	4.00		N/A
Bank	117,645	8.34	56,424	4.00	70,531	5.00%

     The average reserve balances required to be maintained with the Federal Reserve Bank were approximately $1.5 million as of December 31, 2003 and 2002.

(10)	Earnings per Share

     The Company declared a 12% stock dividend on February 28, 2001 and a 3 for 2 stock split on August 16, 2001. The Company declared 9% stock dividend on February 20, 2002.

     The following is a reconciliation of the numerators and denominators (adjusted for the 12% stock dividend and 3 for 2 split in 2001 and 9% stock dividend in 2002) of the basic and diluted per share computations for the years ended December 31, 2003, 2002, and 2001:

		Weighted Average
	Income (numerator)	Shares (denominator)	Per Share Amount

	(dollars in thousands, except per share data)
2003:
Basic EPS— Income available to common shareholders	$19,213	14,046,354	$1.37
Effect of dilutive securities— Options		284,659	(0.03)

Diluted EPS— Income available to common shareholders	$19,213	14,331,013	$1.34

2002:
Basic EPS— Income available to common shareholders	$17,030	13,823,785	$1.23
Effect of dilutive securities— Options		329,461	(0.03)

Diluted EPS— Income available to common shareholders	$17,030	14,153,246	$1.20

2001:
Basic EPS— Income available to common shareholders	$16,810	13,679,654	$1.23
Effect of dilutive securities— Options		245,648	(0.02)

Diluted EPS— Income available to common shareholders	$16,810	13,925,302	$1.21

(11)	Retirement Plan

     The Company has a profit sharing and a section 401(k) plan for the benefit of substantially all of its employees. Contributions to the profit sharing plan are determined by the board of directors. No contributions were made in 2003, 2002, and 2001.

     The Company matches 75% of participant contributions to the 401(k) plan up to 8% of each 401(k) plan participant’s annual compensation. The Company made contributions to the 401(k) plan for the years ended December 31, 2003, 2002, and 2001 of approximately $553,000, $524,000, and $484,000, respectively.

     In December 2001, the Company purchased a single premium life insurance policy covering certain officers of the Company. The Company is the beneficiary under the policy. In the event of the death of a covered officer, the Company will receive the specified insurance benefit. The estate of the officer will be paid an amount based on recent compensation and length of service.

(12)	Derivative Financial Instruments

     During December 31, 2003, the Company entered into four interest rate swap agreements, wherein the Company received fixed rates of 5.77%, 6.37%, 6.51% and 6.76% at quarterly intervals, and paid Prime-based floating rates, at quarterly intervals on a total notional amount of $60 million. All the four swap agreements mature in 2008. These swaps were designated as hedges for accounting purposes.

     As of December 31, 2003, the fair value of the interest rate swaps was in a favorable position of $253,000. A total of $165,000, net of tax, is included in other comprehensive income. The fair value of the interest rate swap is included in other assets in the accompanying consolidated statements of financial condition. Income of $35,000 related to hedge ineffectiveness was recognized in 2003.

(13)	Commitments and Contingencies

     The Company leases its premises under noncancelable operating leases. At December 31, 2003, future minimum rental commitments under these leases and other operating leases are as follows:

Year:	Amount

(dollars in thousands)
2004	$2,214
2005	2,066
2006	1,657
2007	1,421
2008	1,336

$8,694

     Rental expenses recorded under such leases in 2003, 2002, and 2001 amounted to approximately $2.0 million, $1.8 million, and $1.7 million, respectively.

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

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit losses in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.

     Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing or borrower-occupied properties. At December 31, 2003 and 2002, the Bank had commitments to extend credit of approximately $253.7 million and $197.3 million, obligations under standby letters of credit of approximately $34.4 million and $22.1 million, commercial letters of credit of approximately $34.3 and $21.3 million, and commitments for credit card loans of approximately $3.8 million and $3.5 million, respectively.

     In 2003, the Company obtained an additional line of credit of $5 million. Total credit lines for borrowing amounted to $67 million at December 31, 2003.

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

     Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts:

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(dollars in thousands)
Assets:
Cash and cash equivalents	$62,595	$62,595	$122,772	$122,772
Federal Reserve Bank stock	2,935	2,935	2,945	2,945
Federal Home Loan Bank stock	7,420	7,420	1,634	1,634
Securities held to maturity	1,328	1,334	7,542	7,596
Securities available for sale	413,288	413,288	272,006	272,006
Loans receivable, net	1,221,560	1,226,300	961,599	968,269
Loans held for sale	25,454	25,501	12,540	12,540
Accrued interest receivable	6,686	6,686	5,533	5,533
Servicing assets	2,364	2,388	2,065	2,065
Interest rate swaps	253	253	—	—
Liabilities:
Noninterest-bearing deposits	475,100	475,100	412,060	412,060
Interest-bearing deposits	970,735	977,670	871,919	878,971
Other borrowed funds	179,895	181,393	34,450	34,450
Treasury, tax, and loan remittance	3,104	3,104	3,347	3,347
Accrued interest payable	4,403	4,403	3,385	3,385

     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

(a)	Cash and Cash Equivalents

     The carrying amounts approximate fair value due to the short-term nature of these instruments.

(b)	Federal Reserve Bank and Federal Home Loan Bank Stock

     The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.

(c)	Securities

     The fair value of securities is generally obtained from market bids for similar or identical securities, or obtained from independent securities brokers or dealers.

(d)	Loans

     Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The fair value of nonperforming loans at December 31, 2003 and 2002 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

     (e)  Deposits

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

     (i)  Other Borrowed Funds

     Discounted cash flows have been used to value other borrowed funds.

     (j)  Loan Commitments and Standby Letters of Credit

     The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans. The fair value of loan commitments and standby letters of credit is immaterial at December 31, 2003 and 2002.

(15)	Condensed Financial Information of Parent Company

Statement of Financial Condition

	December 31, 2003	December 31, 2002

	(dollars in thousands)
Assets:
Cash	$1,454	$1,893
Receivable from Hanmi Bank	231	—
Investment in Pacific International Bank	511	350
Investment in Hanmi Bank	138,678	122,221
Other assets	1,081	11

Total assets	$141,955	$124,475

Liabilities	$2,488	$6
Shareholders’ equity	139,467	124,469

Total liabilities and shareholders’ equity	$141,955	$124,475

Statement of Operations

	2003	2002

	(dollars in thousands)
Equity in earnings of Hanmi Bank	$19,578	$17,371
Other expenses, net	(365)	(341)

Net income	$19,213	$17,030

Statement of Cash Flows

	2003	2002

	(dollars in thousands)
Cash flows from operating activities:
Net income	$19,213	$17,030
Adjustments to reconcile net income to net cash used in operating activities:
Earnings of Hanmi Bank	(19,578)	(17,371)
(Increase) decrease in receivable from Hanmi Bank	(231)	368
Increase in other assets	(1,968)	(11)
Increase (decrease) in liabilities	1,065	6

Net cash provided by (used in) operating activities	(1,499)	22

Cash flows from investing activities:
Dividends received from Hanmi Bank	2,300	—
Purchase of investment in Pacific International Bank	(161)	—

Net cash provided by investing activities	2,139	—

Cash flows from financing activities:
Proceeds from issuance of common stock	3,141	1,469
Cash dividends	(4,220)	(7)

Net cash provided by (used in) financing activities	(1,079)	1,462

Net (decrease) increase in cash	(439)	1,484
Cash, beginning of year	1,893	409

Cash, end of year	$1,454	$1,893

(16)	Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data follows:

	March 31	June 30	September 30	December 31

	(dollars in thousands, except share amounts)
2003:
Net interest income	$12,146	$13,868	$14,449	$16,502
Provision for credit losses	1,180	1,500	1,700	1,300
Net income	4,240	4,953	4,945	5,075
Basic earnings per share	0.30	0.35	0.35	0.36
Diluted earnings per share	0.30	0.35	0.34	0.35
2002:
Net interest income	$11,334	$11,820	$12,805	$12,303
Provision for credit losses	1,050	1,050	1,050	1,650
Net income	4,123	2,974	5,141	4,792
Basic earnings per share	.30	.22	.37	.34
Diluted earnings per share	.29	.21	.37	.33

(17)	Business Combination

     On December 22, 2003, the Company entered into a definitive agreement to acquire Pacific Union Bank (“PUB”), a commercial bank, with assets of approximately $1.1 billion for an aggregate purchase price estimated at $295 million. Under the agreement, the Company will acquire all the outstanding shares of PUB for $164.5 million cash plus a quantity of Hanmi Financial shares specified in the agreement. The number of shares to be exchanged is subject to a “collar” set forth in the agreement and is based upon the volume weighted market value of Hanmi Financial shares for the five business days prior to the closing date, which is expected to be in the second quarter of 2004.

     PUB commenced its operations in September, 1974 and is a California state-chartered bank headquartered in the Koreatown area of Los Angeles, with twelve branches in Koreatown, downtown Los Angeles, Cerritos, Garden Grove, Gardena, Rowland Heights, San Francisco, San Jose and Torrance, California, as well as a loan production office in Seattle, Washington. It operates a general business bank, offering services similar to those offered by Hanmi Bank. The acquisition is subject to approval by the shareholders and regulators of both Hanmi Financial and PUB.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 15, 2004.

Hanmi Financial Corporation
By:
/s/ Jae Whan Yoo

Jae Whan Yoo
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2004.

/s/ Jae Whan Yoo	/s/ Michael J. Winiarski

Jae Whan Yoo	Michael J. Winiarski
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(principal executive officer)	(principal financial and accounting officer)

/s/I Joon Ahn	/s/Stuart S. Ahn

I Joon Ahn	Stuart S. Ahn
Director	Director

/s/Ung Kyun Ahn	/s/George S. Chey

Ung Kyun Ahn	George S. Chey
Director	Director

/s/Ki Tae Hong	/s/Joon H. Lee

Ki Tae Hong	Joon H. Lee
Director	Director

/s/Richard B. C. Lee	/s/Chang Kyu Park

Richard B. C. Lee	Chang Kyu Park
Director	Director

/s/Joseph K. Rho	/s/Won R. Yoon

Joseph K. Rho	Won R. Yoon
Director	Director

EXHIBIT INDEX

Exhibit Number

3(i)	Certificate of Incorporation of the Registrant(1)

3(ii)	Bylaws of the Registrant(1)

4.1	Specimen Certificate of Registrant(1)

10.1	Employment Agreement with Chung Hoon Youk

10.2	Employment Agreement with Jae Whan Yoo

10.3	Hanmi Financial Corporation Year 2000 Stock Option Plan(2)

21	Subsidiaries of the Registrant(1)

23	Consent of KPMG LLP

31.1	Rule 13a - 15(e)/15d - 15(e) Certification of Chief Executive Officer

31.2	Rule 13a - 15(e)/15d - 15(e) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed and incorporated by reference herein from Registrant’s Registration Statement on Form S-4 (No. 333-32770).

(2)	Previously filed and incorporated by reference herein from Registrant’s Registration Statement on Form S-8 (No. 333-44320 and 44090).