Form 10-K/A
period 2003-12-31
HANMI FINANCIAL CORP
filed 2004-03-22
CIK 1109242

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

                        /s/ KPMG LLP

Los Angeles, California
January 25, 2004

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 AND 2002
(dollars in thousands)

	2003	2002

ASSETS
Cash and due from banks	$62,595	$67,772
Federal funds sold	—	55,000

Cash and cash equivalents	62,595	122,772
Federal Reserve Bank stock	2,935	2,945
Federal Home Loan Bank stock	7,420	1,634
Securities held to maturity, at amortized cost (fair value: 2003—$1,334; 2002—$7,596) (note 3)	1,328	7,542
Securities available for sale, at fair value (note 3)	413,288	272,006
Term federal funds sold	—	30,000
Loans receivable, net of allowance for loan losses: 2003—$14,734; 2002—$12,269 (note 4)	1,221,560	961,599
Loans held for sale, at the lower of cost or fair value	25,454	12,540
Customers’ liability on acceptances	3,930	4,472
Premises and equipment, net (note 5)	8,435	8,240
Accrued interest receivable	6,686	5,533
Deferred income taxes, net (note 7)	7,207	4,223
Servicing asset	2,364	2,065
Goodwill and intangible assets	2,043	2,164
Bank-owned life insurance—cash surrender value	11,137	10,637
Other assets	9,372	7,926

TOTAL ASSETS	$1,785,754	$1,456,298

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits (note 6):
Non interest-bearing	$475,100	$412,060
Interest-bearing:
Savings	96,869	98,121
Money market checking	206,086	190,314
Time deposits of $100,000 or more	388,944	323,544
Other time deposits	278,836	259,940

Total deposits	1,445,835	1,283,979
Accrued interest payable	4,403	3,385
Acceptances outstanding	3,930	4,472
Treasury, tax, and loan remittances	3,104	3,347
Other borrowed funds	179,895	34,450
Other liabilities	9,120	2,197

Total liabilities	1,646,287	1,331,830
COMMITMENTS AND CONTINGENCIES (notes 12 and 13)
SHAREHOLDERS’ EQUITY (notes 3, 8, and 9):
Preferred stock, $.001 par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding, 14,163,410 shares in 2003 and 13,915,433 shares in 2002	14	14
Additional paid-in capital	103,082	99,941
Accumulated other comprehensive income:
Unrealized gain on securities available for sale and interest rate swaps, net of income taxes of $220 and $1,135 in 2003 and 2002, respectively	386	2,105
Retained earnings	35,985	22,408

Total shareholders’ equity	139,467	124,468

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,785,754	$1,456,298

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