Form 10-Q
period 2004-03-31
HANMI FINANCIAL CORP
filed 2004-05-10
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2004 or

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

Yes (x)           No (  )

As of March 31, 2004, there were 14,267,856 outstanding shares of the issuer’s Common Stock.

FORM 10-Q

INDEX

HANMI FINANCIAL CORPORATION

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$50,707	$62,595
Federal Reserve Bank stock	2,935	2,935
Federal Home Loan Bank stock	7,463	7,420
Securities held to maturity, at amortized cost (fair value: March 31, 2004 - $1,277; December 31, 2003 - $1,334)	1,271	1,328
Securities available for sale, at fair value	361,175	413,288
Loans receivable, net of allowance for loan losses: $13,781 at March 31, 2004; $14,734 at December 31, 2003	1,254,525	1,221,560
Loans held for sale, at the lower of cost or fair value	27,106	25,454
Customers’ liability on acceptances	6,281	3,930
Premises and equipment, net	8,126	8,435
Accrued interest receivable	6,590	6,686
Deferred income taxes, net	5,130	7,207
Servicing asset	2,336	2,364
Goodwill and intangible assets	2,012	2,043
Bank-owned life insurance - cash surrender value	11,251	11,137
Other assets	13,897	9,372

TOTAL ASSETS	$1,760,805	$1,785,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$487,728	$475,100
Interest-bearing:
Money market checking	292,303	206,086
Savings	91,793	96,869
Time deposits of $100,000 or more	386,802	388,944
Other time deposits	218,340	278,836

Total deposits	1,476,966	1,445,835
Accrued interest payable	2,841	4,403
Acceptances outstanding	6,281	3,930
Other borrowed funds	118,360	182,999
Other liabilities	7,844	9,120

Total liabilities	1,612,292	1,646,287

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.001 par value; authorized 50,000,000 shares; issued and outstanding, 14,267,856 shares at March 31, 2004 and 14,163,410 shares at December 31, 2003	14	14
Additional paid-in capital	104,034	103,082

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(dollars in thousands)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale and interest rate swaps, net of income taxes of $2,297 and $220 at March 31, 2004 and December 31, 2003, respectively	3,520	386
Retained earnings	40,945	35,985

Total shareholders’ equity	148,513	139,467

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,760,805	$1,785,754

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
	(Unaudited)
	(dollars in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$18,288	$14,273
Interest on securities and interest-bearing deposits in other financial institutions	3,796	2,879
Interest on term Federal funds sold	—	125
Interest on Federal funds sold	22	181

Total interest income	22,106	17,458
INTEREST EXPENSE	5,170	5,312

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	16,936	12,146
PROVISION FOR LOAN LOSSES	900	1,180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,036	10,966

NON-INTEREST INCOME:
Service charges on deposit accounts	2,667	2,405
Trade finance fees	805	746
Remittance fees	257	212
Other service charges and fees	187	222
Bank-owned life insurance	114	127
Gain on sale of loans	469	444
Gain on sale of available-for-sale securities	3	151
Other income	329	195

Total non-interest income	4,831	4,502

NON-INTEREST EXPENSES:
Salaries and employee benefits	5,684	4,683
Occupancy and equipment	1,385	1,185
Data processing	820	760
Supplies and communication	357	412
Professional fees	270	297
Advertising and promotional expense	545	412
Loan referral fees	159	226
Other operating expenses	1,178	970

Total non-interest expenses	10,398	8,945

INCOME BEFORE PROVISION FOR INCOME TAXES	10,469	6,523
PROVISION FOR INCOME TAXES	4,083	2,283

NET INCOME	$6,386	$4,240

Other comprehensive (loss) income, net of tax of $2,251 at March 31, 2004, and $24 at March 31, 2003;
Holding gain (loss) arising during the period	2,696	(19)
Less reclassification adjustment realized gain on securities available for sale included in net income	386	77
Unrealized gain on cash flow hedge	824	140

Other comprehensive income (loss)	3,134	44

TOTAL COMPREHENSIVE INCOME	$9,520	$4,284

EARNINGS PER SHARE:
Basic	$0.45	$0.30
Diluted	$0.44	$0.30

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net income	$6,386	$4,240
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,407	390
Provision for loan losses	900	1,180
Federal Home Loan Bank stock dividends	(43)	(104)
Gain on sale of securities available for sale	(3)	(151)
Change in fair value of interest rate swaps	(80)	—
Gain on sale of loans	(469)	(444)
Loss on sale of fixed assets	7	3
Deferred tax	1,167	0
Origination of loans held for sale	(6,223)	(10,721)
Proceeds from sale of loans held for sale	4,882	8,875
(Increase) decrease in accrued interest receivable	96	(338)
Increase in cash surrender value of bank-owned life insurance	(114)	—
Decrease (increase) in other assets	(4,416)	1,271
Increase (decrease) in accrued interest payable	(1,562)	64
Increase (decrease) in other liabilities	(1,276)	3,144

Net cash and cash equivalents provided by operating activities	659	7,409

Cash flows from investing activities:
Net increase in loans receivable	(33,707)	(58,763)
Proceeds from matured term Federal funds sold	—	2,000
Proceeds from matured or called securities available for sale	28,115	39,025
Proceeds from matured or called securities held to maturity	57	5,678
Proceeds from sale of securities available for sale	34,907	270
Purchases of securities available for sale	(7,777)	(144,688)
Purchase of premises and equipment	(160)	(1,029)

Net cash and cash equivalents provided by (used in) investing activities	21,435	(157,507)

Cash flows from financing activities:
Net increase in deposits	31,131	56,201
Proceeds from other borrowed funds	(64,639)	31,706
Proceeds from exercise of stock options	952	682
Cash dividends paid	(1,426)	(1,398)

Net cash and cash equivalents provided by (used in) financing activities	(33,982)	87,191

Net decrease in cash and cash equivalents	(11,888)	(62,907)
Cash and cash equivalents, beginning of period	62,595	122,772

Cash and cash equivalents, end of period	$50,707	$59,865

Supplemental disclosures of cash flow information:
Interest paid	$6,732	$5,248
Income taxes paid	5,094	219

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Hanmi Financial Corporation

     Hanmi Financial Corporation (“Hanmi Financial” or the “Company”) is a Delaware corporation incorporated on March 14, 2000 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for Hanmi Bank (“Hanmi Bank”). The Company became the holding company for Hanmi Bank in September 2000 and is subject to the Bank Holding Company Act of 1956, as amended.

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

     Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of the Los Angeles, Orange, San Diego and Santa Clara counties. Hanmi Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank’s client base reflects the multi-ethnic composition of these communities. Hanmi Bank currently has fifteen full-service branch offices located in Los Angeles, Orange, San Diego and Santa Clara counties. Of the fifteen offices, Hanmi Bank opened twelve as de novo branches and acquired the other three through acquisition.

Note 2. Basis of Presentation

     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiaries reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended March 31, 2004, but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America.

     Certain reclassifications were made to the prior period presentation to conform to the current period’s presentation.

Note 3. Employee Stock-Based Compensation

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

	March 31,	March 31,
	2004	2003
	(dollars in thousands, except per share data)
Net income:
As reported	$6,386	$4,240
Stock-based compensation expense, net of tax	151	184

Pro forma net income	$6,235	$4,056

Earnings per share:
As reported:
Basic	$0.45	$0.30
Diluted	$0.44	$0.30
Pro forma:
Basic	$0.44	$0.29
Diluted	$0.43	$0.29

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

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the quarters indicated.

	Three Months Ended March 31,
		Weighted average
	Income (numerator)	shares (denominator)	Per share amount
	(dollars in thousands, except per share data)
2004:
Basic EPS — Income available to common shareholders	$6,386	14,201,594	$0.45
Effect of dilutive stock options	—	284,619	(0.01)

Diluted EPS — Income available to common shareholders	$6,386	14,486,213	$0.44

2003:
Basic EPS — Income available to common shareholders	$4,240	13,921,043	$0.30
Effect of dilutive stock options	—	308,416	(0.00)

Diluted EPS — Income available to common shareholders	$4,240	14,229,459	$0.30

Note 5. Derivative Financial Instruments

     The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of March 31, 2004, the Company had four interest rate swap agreements with a total notional amount of $60 million, wherein the Company receives a fixed rate of 5.77% and 6.37% at quarterly intervals, for each $20 million notional amount and a fixed rate of 6.51% and 6.76% for each $10 million notional amount, respectively. The Company pays a floating rate at quarterly intervals based on The Wall Street Journal published prime rate.

     At March 31, 2004, the fair value of the interest rate swaps was in a favorable position of $1.5 million. A total of $824,000, net of tax, is included in other comprehensive income. The fair value of the interest rate swap is included in other assets in the accompanying consolidated statements of financial condition.

Note 6. Current Accounting Matters

     In accordance with Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), expected interest rate lock commitments on mortgage loans that will be held for sale must be accounted for as derivatives and marked to market in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). All other interest rate lock commitments are excluded from SFAS 133, pursuant to SFAS 149.

     The Securities and Exchange Commission (“SEC”) issued guidance in Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. The application of SAB 105 is not expected to have a material effect on the Company.

Note 7. Subsequent Events

     On April 30, 2004, the Company completed its acquisition of Pacific Union Bank (“PUB”) and merged PUB with Hanmi Bank. The Company paid $164.5 million in cash to acquire 5,537,431 of the PUB shares owned by Korea Exchange Bank. All of the remaining PUB shares were converted in the acquisition into shares of the Company’s common stock based on an exchange ratio of 1.156 Hanmi shares for each PUB share.

     Immediately prior to the completion of the acquisition, the Company also issued a total of 3,947,369 shares of its common stock pursuant to a private placement for total proceeds of $75,000,000 before expenses and placement fees. As a result of the issuance of shares in the merger and the private placement, the number of outstanding Company shares has increased to approximately 24,427,000 as of April 30, 2004.

     On April 28, 2004, the Company issued $20.6 million additional junior subordinated debentures pursuant to a private placement underwritten by Trapeza Funding V, LLC and included in a pool of trust preferred securities assembled by Trapeza.

Trust	Date Sold	Principal
Hanmi Capital Trust III	April 28, 2004	$20,000,000

     The Company issued junior subordinated notes bearing interest at three-month LIBOR plus 2.63% totaling $20,619,000 in exchange for funds raised in the trust preferred offering and the Company’s $619,000 common equity investment in the trust.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition for the quarter ended March 31, 2004. This analysis should be read in conjunction with the Company’s Annual Report included in Form 10-K for the year ended December 31, 2003 and with the unaudited financial statements and notes as set forth in this report.

Critical Accounting Policies

     We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

     We believe the allowance for loan losses is the critical accounting policy that requires the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Final Condition — Allowance and Provision for Loan Losses” for a description of the Company’s methodology for determining the allowance for loan losses.

Selected Financial Data

     The following table sets forth certain selected financial data concerning the Company for the periods indicated:

	For the Three Months Ended
	March 31, 2004	March 31, 2003
	(dollars in thousands)
AVERAGE BALANCES:
Average net loans	$1,263,631	$990,680
Average investment securities	399,590	322,711
Average interest-earning assets	1,671,275	1,399,301
Average assets	1,779,240	1,491,668
Average deposits	1,456,814	1,319,906
Average interest-bearing liabilities	1,155,664	971,762
Average equity	142,773	125,176
PROFITABILITY RATIOS:
Return on average assets (1)	1.44%	1.14%
Return on average equity (1)	17.89%	13.55%
Net interest spread	3.50%	2.80%
Net interest margin (2)	4.05%	3.47%
Efficiency ratio(3)	47.77%	53.73%
CAPITAL RATIOS: (4)
Leverage capital ratio	8.04%	8.30%
Tier 1 risk-based capital ratio	10.32%	10.75%
Total risk-based capital ratio	11.32%	11.90%
ASSET QUALITY RATIOS:
Net charge-offs to average total loans	0.14%	0.03%
Allowance for loan losses to total gross loans	1.06%	1.25%
Allowance for loan losses to non-accrual loans	264.55%	178.05%
Total non-performing assets (5) to total assets	0.30%	0.61%

(1)	Calculations are based upon annualized net income.

(2)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(3)	The efficiency ratio is calculated as the ratio of total noninterest expenses to the sum of net interest income before provision for loan losses and total noninterest income including securities gains and losses.

(4)	The required ratios for a “well-capitalized” institution under regulatory standards are 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital.

(5)	Non-performing assets consist of non-performing loans, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned.

Forward-Looking Information

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward looking statements relate to, among other things, expectations of the environment in which the Company operates and projection of future performance. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest-rate risk associated with volatile interest rates and related asset-liability matching risk; the ability to manage the integration of Pacific Union Bank’s operations into ours in a cost-effective manner; the ability to manage our growth; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject, including any changes in the Small Business Administration’s loan programs and changes in the regulatory capital treatment of trust preferred securities. For additional information concerning these factors, see the Company’s filings with the Securities and Exchange Commission, and in particular, the Company’s Form 10-K under the heading “Factors That May Affect Future Results of Operation,” “Interest Rate Risk Management,” and “Liquidity and Capital Resources.”

Results of Operations

     The Company’s net income for the three months ended March 31, 2004 was $6.4 million or $0.44 per diluted share compared to $4.2 million or $0.30 per diluted share for the three months ended March 31, 2003. The 50.6% increase in net income for 2004 as compared to 2003 was mainly due to a $4.8 million, or 39.4%, increase in net interest income before provision for loan losses. Non-interest income increased by $329,000, or 7.3%, mainly due to an increase in service charges on deposit accounts. Non-interest expenses increased by $1.5 million, primarily attributable to increases in salaries and employee benefits expenses of $1.0 million. The annualized return on average assets was 1.44% for the three months ended March 31, 2004 compared to a return on average assets of 1.14% for the same period in 2003, an increase of 30 basis points. The annualized return on average equity was 17.89% for the three months ended March 31, 2004, compared to a return on average equity of 13.55% for the same period in 2003, an increase of 4.34%.

Net Interest Income before Provision for Loan Losses

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

     For the three months ended March 31, 2004, the Company’s net interest income before provision for loan losses was $16.9 million. This represented an increase of $4.8 million, or 39.4% over net interest income before provision for loan losses of $12.1 million for the three months ended March 31, 2003. The net interest rate spread increased to 3.50% for the three months ended March 31, 2004, from 2.80% for the same period in 2003. The change was mainly due to an increase in the level of outstanding loans and investments. The net interest margin also increased to 4.05% for the three months ended March 31, 2004, from 3.47% for the same period in 2003 due to an increase in the volume of interest earning assets with higher interest rates.

     Total interest income increased $4.6 million or 26.6% to $22.1 million for the three months ended March 31, 2004 from $17.5 million for the three months ended March 31, 2003. The increase was mainly the result of an increase in the volume of interest-earning assets. Average interest-earning assets increased by $272.0 million, or 19.4%, to $1.67 billion, compared to $1.40 billion a year ago.

     The Company’s interest expense on deposits and other borrowed funds for the three months ended March 31, 2004 decreased by $142,000, or 2.7%, to $5.2 million from $5.3 million for the three months ended March 31, 2003. The decrease reflected a decrease in interest cost paid to depositors and for borrowings attributable to declining market interest rates, which offsets the increase in the volume of interest-bearing deposits and borrowings. Average interest-bearing liabilities were $1.16 billion for the three months ended March 31, 2004, which represented an increase of $183.9 million or 18.9% from average interest-bearing liabilities of $971.8 million for the three months ended March 31, 2003.

     The cost of average interest-bearing liabilities decreased to 1.79% for the three months ended March 31, 2004, compared to a cost of 2.19% for the same period in 2003. Overall interest on deposits decreased mainly due to repricing of interest rates on long-term certificates of deposit to lower interest rates as the deposits matured.

     The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	For the Quarter ended March 31,

	2004			2003

	Average	Interest Income/	Average	Average	Interest Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets:
Interest-earning assets:
Net loans (1)	$1,263,631	$18,288	5.79%	$990,680	$14,273	5.76%
Municipal securities (2)	66,066	709	6.31%	22,521	238	6.22%
Obligations of other U.S. government agencies	76,484	677	3.54%	58,306	495	3.40%
Other debt securities	245,725	2,320	3.78%	237,305	2,081	3.51%
FRB and FHLB stock	10,359	87	3.36%	4,580	66	5.76%
Federal funds sold	8,054	22	1.05%	54,587	180	1.32%
Term Federal funds sold	—	—	—	31,322	125	1.60%
Commercial paper	—	—	—	—	—	—
Interest-earning deposits	956	3	1.33%	—	—	—

Total interest-earning assets:	$1,671,275	$22,106	5.29%	$1,399,301	$17,458	4.99%

Liabilities:
Interest-bearing liabilities:
Deposits:
Money market deposits	$261,001	$1,010	1.55%	$215,723	$701	1.30%
Savings deposits	93,352	318	1.36%	97,641	602	2.47%
Time certificates of deposit, $100,000 or more	400,057	1,747	1.75%	320,569	1,742	2.17%
Other time deposits	239,054	1,200	2.01%	302,224	1,943	2.57%
Other borrowings	162,200	894	2.21%	35,605	324	3.64%

Total interest-bearing liabilities	$1,155,664	$5,170	1.79%	$971,762	5,312	2.19%

Net interest income		$16,936			$12,146

Net interest spread (3)			3.50%			2.80%
Net interest margin (4)			4.05%			3.47%

(1)	Loan fees have been included in the calculation of interest income. Loan fees were $949,000 and $641,000 for the three months ended March 31, 2004 and 2003, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis.

(3)	Represents the average rate earned on interest-bearing assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as percentage of average interest-earning assets.

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

	For the Quarter ended March 31,

	2004 vs. 2003
	Increases(Decreases)
	Due to Change In

	Volume	Rate	Total

	(dollars in thousands)
Assets:
Interest-earning assets — interest income:
Net loans	$3,950	$65	$4,015
Municipal securities	467	4	471
Obligations of other U.S government agencies	161	22	183
Other debt securities	76	163	239
FRB and FHLB stock	57	(36)	21
Federal funds sold	(128)	(30)	(158)
Term Federal funds sold	(63)	(63)	(126)
Commercial paper	—	—	—
Interest-earning deposits	3	—	3

Total	4,523	125	4,648

Liabilities:
Interest-bearing liabilities — interest expense::
Deposits:
Money market deposits	162	147	309
Savings deposits	(25)	(258)	(283)
Time certificates of deposit, $100,000 or more	385	(379)	6
Other time deposits	(363)	(381)	(744)
Other borrowings	743	(173)	570

Total	902	(1,044)	(142)

Change in net interest income	$3,621	$1,169	$4,790

Provision for Loan Losses

     For the three months ended March 31, 2004, the Company made an additional provision of $900,000, and this represented a decrease of $280,000, or 23.7%, from $1.2 million in the same period in 2003. The Company’s management believes that the allowance is sufficient for the inherent losses in the loan portfolio at March 31, 2004. (See Allowance and Provision for Loan Losses.)

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is mainly composed of service charges and fees on deposit accounts, fees charged on trade finance, and gain on sale of loans and investment securities. Non-interest income was $4.8 million for the first quarter of 2004, which represented an increase of $329,000, or 7.3%, compared to $4.5 million recognized during the same quarter in 2003.

     This increase was mainly due to an increase of $262,000, or 10.9%, in service charges on deposit accounts and increases in trade finance fees and remittance fee income. The increase was mainly due to expansion of the branch network (the opening of branches in Silicon Valley and Downtown Los Angeles in the first and fourth quarters of 2003, respectively), and an overall deposit increase. Other non-interest income increased by $134,000, mainly attributable to the positive adjustment related to interest rate swap ineffectiveness of $80,000. All these increases were offset by a decrease in the gain on sale of securities of $148,000.

     The company sells the guaranteed portion of SBA loans in the secondary market, while the Company retains servicing rights. Gain on sale of loans increased slightly to $469,000 for the quarter ended March 31, 2004, compared to $444,000 in the same quarter in 2003 and decreased by $59,000, or 11.2%, compared to $528,000 recognized in the fourth quarter of 2003.

     Non-interest income decreased $256,000, or 5.0%, compared to the fourth quarter of 2003. This decrease was primarily due to a decrease in gain on sale of securities of $241,000. Non-interest income increased $328,000, or 7.3%, compared to the first quarter of 2003, primarily as a result of fee income growth of $331,000 year over year.

     The breakdown of non-interest income by category is reflected below:

	For the Quarter ended March 31,		Increase (Decrease)
	2004	2003	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$2,667	$2,405	$262	10.89%
Trade finance fees	805	746	59	7.91%
Remittance fees	257	212	45	21.23%
Other service charges and fees	187	222	(35)	(15.77)%
Bank-owned life insurance income	114	127	(13)	(10.24)%
Change in fair value of interest rate swaps	80	—	80	—
Gain on sale of loans	469	444	25	5.63%
Gain on sale of securities available for sale	3	151	(148)	(98.01)%
Other income	249	195	54	27.69%

Total	$4,831	$4,502	$329	7.31%

Non-interest Expenses

     Non-interest expenses for the first quarter of 2004 increased $1.5 million or 16.2% to $10.4 million in the first quarter of 2004 from $8.9 million for the same period in 2003. This increase was primarily attributable to increases in salaries and employee benefits and occupancy expenses, which totalled $7.1 million in the first quarter of 2004.

     Salaries and employee benefits for the first quarter of 2004 increased by $1.0 million, or 21.4% to $5.7 million from $4.7 million for the same period in 2003 due to an addition of two new branches and annual salary adjustments.

     Occupancy and equipment expenses for the first quarter of 2004 increased $200,000, or 16.9% to $1.4 million from $1.2 million for the same period in 2003. This increase is also a result of the Company’s ongoing expansion new branches as well as annual adjustments of existing leases for other branch premises.

     Data processing fees for the first quarter of 2004 increased by $60,000, or 7.9% to $820,000 from $760,000 during the same period in 2003. Additional expense was incurred mainly due to increase in the volume of transaction accounts resulting from the increase in the number of transaction deposit accounts.

     For the first quarter of 2004, supplies and communication expenses decreased $55,000, or 13.4% to $357,000, despite the expansion of the branch network. This is largely a result of a decrease in telephone expense attributable to an installation of new telephone system. Advertising and promotion expenses increased $133,000, or 32.3% to $545,000 due to a vigorous marketing strategy.

     The breakdown of non-interest expense by category is reflected below:

	For the Quarter ended March 31,		Increase (Decrease)
	2004	2003	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$5,684	$4,683	$1,001	21.38%
Occupancy and equipment	1,385	1,185	200	16.88%
Data processing	820	760	60	7.89%
Supplies and communications	357	412	(55)	(13.35)%
Professional fees	270	297	(27)	(9.09)%
Advertising and promotional expenses	545	412	133	32.28%
Loan referral fees	159	226	(67)	(29.65)%
Other operating expenses	1,178	970	208	21.44%

Total	$10,398	$8,945	$1,453	16.24%

Provision for Income Taxes

     For the quarter ended March 31, 2004, the Company recognized a provision for income taxes of $4.1 million on net income before tax of $10.5 million, representing an effective tax rate of 39.0%. The tax rate for the same quarter in 2003 was 35.0% and this lower tax rate for the first quarter in 2003 was mainly due to the recognition of an income tax benefit generated from a Real Estate Investment Trust (“REIT”), a special purpose subsidiary of the Company. The provision for taxes for the fourth quarter of 2003 was $4.8 million, which includes the reversal of tax benefits recognized in the first three quarters of 2003, bringing the provision for the full year to an effective rate of 39.3%. No tax benefit attributable to the REIT was recognized in the first quarter of 2004.

Financial Condition

Summary of Changes in Balance Sheets March 31, 2004 compared to December 31, 2003

     In the first quarter of 2004, the Company increased its liquidity and net interest margin through selective sales of securities in anticipation of the closing of its acquisition of Pacific Union Bank for $164.5 million cash and shares of the Company, as specified in the merger agreement. In the first quarter of 2004, the Company’s total assets decreased by $24.9 million, or 1.4% to $1.76 billion at March 31, 2004 from $1.79 billion at December 31, 2003. The decrease was mainly due to sales of investment securities available for sale and loans with a corresponding reduction in borrowings. Investment securities available for sale decreased $52.1 million or 12.6% to $361.2 million from $413.3 million at December 31, 2003. Loans, net of unearned loan fees, allowance for loan losses and loans held for sale, totaled $1.28 billion at March 31, 2004, which represents an increase of $34.6 million or 2.8% from $1.25 billion at December 31, 2003. The increase in assets was mainly funded by deposits, which increased by $31.1 million or 2.2% to $1.48 billion at March 31, 2004 from $1.45 billion at December 31, 2003.

Investment Security Portfolio

     The Company classifies its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. Those securities that the Company has the ability and intent to hold to maturity are classified as “held-to-maturity securities.” All other securities are classified as “available-for-sale.” The Company owned no trading securities at March 31, 2004. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company consist primarily of mortgage-backed securities, collateralized mortgage obligations U.S. government agency securities, and municipal bonds.

     As of March 31, 2004, held-to-maturity securities totaled $1.3 million and available-for-sale securities totaled $361.2 million, compared to $1.3 million and $413.3 million at December 31, 2003, respectively.

	At March 31, 2004			At December 31, 2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain(Loss)	Cost	Value	Gain(Loss)
	(dollars in thousands)
Held to maturity:
Municipal bonds	$690	$689	$(1)	$690	$689	$(1)
Mortgage-backed securities	581	588	7	638	645	7

Total	$1,271	$1,277	$6	$1,328	$1,334	$6

Available for sale:
Mortgage-backed securities	$95,729	$96,740	$1,011	$117,139	$117,484	345
Collateralized mortgage obligations	94,869	95,299	430	125,491	124,096	(1,395)
U.S. government agencies	73,230	74,369	1,139	80,845	81,426	581
Municipal bonds	64,451	65,592	1,141	60,741	61,403	662
Corporate bonds	13,584	14,318	734	13,641	13,903	262
Other securities	14,892	14,857	(35)	15,055	14,976	(79)

Total	$356,755	$361,175	$4,420	$412,912	$413,288	$376

Loan Portfolio

     The Company carries all loans at face amount, less payments collected, net of deferred loan origination fees and costs, and the allowance for loan losses. Interest on all loans is accrued daily and once a loan is placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well secured and in process of collection.

     The Company’s net loans, including loans held for sale of $27.1 million, were $1.28 billion at March 31, 2004. This represented an increase of $34.6 million or 2.8% over net loans of $1.25 billion at December 31, 2003.

     Total commercial loans, composed of domestic commercial, trade-financing loans, and SBA commercial loans, were $747.1 million at March 31, 2004, which represented an increase of $36.1 million or 5.1% from $711.0 million at December 31, 2003.

     The following table shows the Company’s loan composition by type including loans held for sale.

	March 31,	December 31,	Increase (Decrease)
	2004	2003	Amount	Percentage
	(dollars in thousands)
Real estate loans:
Construction	$40,374	$43,047	$(2,673)	(6.2)%
Commercial property	401,154	397,853	3,301	0.8%
Residential property	51,146	58,477	(7,331)	(12.5)%
Commercial and industrial loans (1)	747,091	711,011	36,080	5.1%
Consumer loans	59,187	54,878	4,309	7.9%

Total loans	1,298,952	1,265,266	$33,686	2.7%

Unearned income on loans, net of costs	(3,540)	(3,518)
Allowance for loan losses	(13,781)	(14,734)

Net loans receivable	$1,281,631	$1,247,014

(1)	Amount includes loans held for sale, at the lower of cost or market, of $27.1 million and $25.5 million at March 31, 2004 and December 31, 2003.

     At March 31, 2004, accruing loans 90 days past due or more were $101,000, a decrease of $456,000 from $557,000 at December 31, 2003. This was due in large part to the payoff of several trust receipt loans in the amount of $386,000 during the first quarter of 2004.

     Non-accrual loans were $5.1 million at March 31, 2004, a decrease of $3.0 million from $8.1 million at December 31, 2003. The decrease was due to the charge-off of the $1.7 million unsecured portion of a $3.2 million commercial term loan, the pay off of two residential mortgage loans for $800,000 and the reinstatement of a commercial term loan for $527,000, and a commercial line of credit for $494,000, which was placed back on the accrual.

     The table below shows the composition of the Company’s nonperforming assets as of the dates indicated.

	MARCH 31,	DECEMBER 31,
	2004	2003
	(dollars in thousands)
Non-accrual loans	$5,108	$8,104
Loans 90 days or more past due and still accruing (as to principal or interest)	101	557

Total non-performing assets	$5,209	$8,661

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

     On a quarterly basis, the Company utilizes a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the allowance for loan losses. The Company’s loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e., pass, special mention, substandard, and doubtful) for each loan type, except consumer loans (automobile, mortgage, and credit card), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances, unused commitments, and off-balance sheet exposures, such as letters of credit. The individual loan review analysis is the other axis of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

     The results from the above two analyses are thereafter compared to independently generated information such as peer group comparisons and the federal regulatory interagency policy for loan and lease losses. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

     The allowance for loan losses was $13.8 million at March 31, 2004, compared to $14.7 million at December 31, 2003. The decrease in the allowance for loan losses at March 31, 2004 was due primarily to the charge-off of one loan in the amount of $1.7 million, for which a specific allocation had been reserved. Accordingly, the ratio of the allowance for loan losses to gross loans has decreased to 1.06% from 1.16% at December 31, 2003.

     The loan loss estimation based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

     The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of March 31, 2004.

	March 31,	December 31,
	2004	2003
	(dollars in thousands)
Balances:
Average total loans outstanding during period	$1,280,973	$1,119,860

Total loans outstanding at end of period	$1,298,952	$1,265,266

Allowance for Loan Losses:
Balances at beginning of period	$14,734	$12,269
Charge-offs	(2,358)	(4,423)
Recoveries on loans previously charged off	505	1,208

Net loan charge-offs	(1,853)	(3,215)
Provision charged to operating expenses	900	5,680

Balances at end of period	$13,781	$14,734

Ratios:
Net loan charge-offs to average total loans	0.14%	0.29%
Net loan charge-offs to total loans at end of period	0.14%	0.25%
Allowance for loan losses to average total loans	1.08%	1.32%
Allowance for loan losses to total loans at end of period	1.06%	1.16%
Net loan charge-offs to allowance for loan losses at end of period	13.45%	21.82%
Net loan charge-offs to provision charged to operating expenses	205.89%	56.60%
Allowance for loan losses to nonperforming loans	264.55%	170.12%

     The Company concentrates the majority of its earning assets in loans. In all forms of lending, there are inherent risks. The Company concentrates the preponderance of its loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans mainly for the purchase of automobiles.

     While the Company believes that its underwriting criteria are prudent, outside factors can adversely impact credit quality. The Company has attempted to mitigate collection problems by supporting its loans by fungible collateral. Additionally, a portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the Company’s potential for loss. The Company also utilizes credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with new loans and those that are delinquent receiving special attention. In addition to the Company’s internal grading system, loans criticized in this credit review are downgraded with appropriate allowances added if required.

     As indicated above, the Company formally assesses the adequacy of the allowance on a quarterly basis by:

•	reviewing the adversely graded, delinquent or otherwise questionable loans for impairment;

•	generating an estimate of the loss potential for each such impaired loan;

•	adding a risk factor for industry, economic or other external factors; and

•	evaluating the present status of each loan.

     Although management believes the allowance is adequate to absorb losses as they arise, no assurance can be given that the Company will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

Deposits

     During the first quarter , the Company’s total deposits increased $31.1 million, or 2.2%, to $1.48 billion at March 31, 2004 from $1.45 billion at December 31, 2003. This increase was mostly due to an increase in money market checking accounts of $86.2 million, up 41.8% to $292.3 million. Demand deposits totaled $487.7 million, representing an increase of $12.6 million or 2.7% from total demand deposits of $475.1 million at December 31, 2003.

     Time certificates of deposit of $100,000 or more totaled $386.8 million at March 31, 2004. This represented a decrease of $2.1 million or 0.6%, compared to $388.9 million at December 31, 2003. Other time deposits also decreased by $60.5 million or 21.7% to $218.3 million from $278.8 million at December 31, 2003.

     Core deposits (defined as demand, money market, and savings deposits) grew $93.8 million, or 12.1%, to $871.8 million as of March 31, 2004 from $778.1 million as of December 31, 2003. The overall deposit increase and change of deposit composition was mainly due to an expansion of the branch network during 2003 and the results of a special deposit campaign for money market accounts during the first quarter of 2004.

	March 31,	December 31,	Increase (Decrease)
	2004	2003	Amount	Percentage
	(dollars in thousands)
Demand, non-interest bearing	$487,728	$475,100	$12,628	2.7%
Money market	292,303	206,086	86,217	41.8%
Savings	91,793	96,869	(5,076)	(5.2)%
Time deposits of $100,000 or more	386,802	388,944	(2,142)	(0.6)%
Other time deposits	218,340	278,836	(60,496)	(21.7)%

Total deposits	$1,476,966	$1,445,835	$31,131	2.2%

     The Company restructured its borrowings during the first quarter of 2004. The Company’s borrowings mostly take the form of advances from the Federal Home Loan Bank of San Francisco (“FHLB”), overnight federal funds, and subordinated debentures. In the first quarter of 2004, the Company issued $61.8 million subordinated debentures to increase its regulatory capital and finance the pending acquisition of Pacific Union Bank. During the same period, the Company paid down other borrowings totaling $107.0 million, creating a similar amount of additional borrowing capacity. Advances from FHLB decreased from $148.4 to $43 million, overnight federal funds purchased decreased from $31.5 to $12 million, and subordinated debentures increased from zero to $61.8 million during the quarter ended March 31, 2004.

     Item 3. Quantitative and qualitative disclosures about market risk

General

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

     The repricing gap analysis measures the static timing of repricing risk of assets and liabilities, i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same time period. Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their maturity dates. Core deposits that have no maturity dates (demand deposits, savings, MMDA, and NOW accounts) are assigned to categories based on expected decay rates. On March 31, 2004, the cumulative repricing gap as a percentage of earning assets in the less-than-three month period was 40.87%. This was a large increase from the previous year’s figure of 24.33%. The increase was caused by a decline in borrowings and CDs and a rise in floating rate loans. The cumulative repricing percentage in the three-to-twelve-month period also moved higher, reaching 18.83%. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (12.09)%. The floating gap position in the less-than-one year period was 12.20%. Both the fixed and floating gap positions were maintained within Bank guidelines.

The following table summarizes the most recent status of the Company’s gap position as of March 31, 2004.

	Less than 3 Months		3 to 12 Months
	Current Quarter	Previous Quarter	Current Quarter	Previous Quarter
Cumulative repricing	$683,894	$412,826	$315,144	$116,705
As a percentage of total assets	38.84%	23.12%	17.90%	6.54%
As a percentage of earning assets	40.87%	24.33%	18.83%	6.88%

     To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed by the Company to forecast the impact of changing interest rates on net interest income and the market value of interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet as of March 31, 2004. This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a one-year horizon, given the basis point adjustment in interest rates reflected below.

Current Exposure of the Company to
Hypothetical Changes in Interest Rates

	Projected Changes (%)				Change in Amount		Expected Amount
Change in Interest	Net Interest Income		Economic Value of Portfolio Equity		Net Interest	Economic Value of Portfolio	Net Interest	Economic Value of Portfolio
Rates(bps)	Guideline	Projected	Guideline	Projected	Income	Equity	Income	Equity
			(dollars in thousands)
200	(25.0)%	12.78%	(25.0)%	(20.60)%	$7,606	$(36,996)	$67,098	$142,605
100	(12.5)%	6.42%	(12.5)%	(10.68)%	3,822	(19,174)	63,314	160,427
0	0%	0.00%	0%	0.00%	0	0	59,492	179,601
(100)	(12.5)%	(6.73)%	(12.5)%	10.91%	(4,002)	19,596	55,490	199,197
(200)	(25.0)%	(17.99)%	(25.0)%	24.20%	(10,702)	43,467	48,790	223,068

     In the above stress simulation, for a 100 basis point decline in interest rates, the Company may be exposed to a 6.73% decline in net interest income and a 10.91% increase in the economic value of portfolio equity. For a 100 basis point increase in interest rates, net interest income may increase by 6.42%, but the economic value of portfolio equity may decrease by 10.68%. For a 200 basis point increase in interest rates, net interest income may increase by 12.78%, but the economic value of portfolio equity may decrease by 20.60%. For a 200 basis point decrease in interest rates, net interest income may decrease by 17.99%, but the economic value of portfolio equity may increase by 24.20%. As shown in the above table, all figures remained well within internal policy guidelines.

     The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes in the Company’s net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

Liquidity and Capital Resources

     Liquidity of the Company is defined as the ability to supply cash as quickly as needed without severely deteriorating its profitability. The Bank’s major liquidity on the asset side stems from available cash positions, Federal funds sold, and short-term investments categorized as available-for-sale securities, which can be disposed of without significant capital losses in the ordinary business cycle. Liquidity sources on the liability side include borrowing capacities, which include Federal funds lines, repurchase agreements, and Federal Home Loan Bank advances. Thus, maintenance of high quality securities that can be used for collateral in repurchase agreements is another important feature of liquidity management.

     Liquidity risk may occur when the Bank has few short-duration securities available for sale and/or is not capable of raising funds as quickly as necessary at acceptable rates in the capital or money markets. Also, a heavy and sudden increase in cash demands for loans and/or deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis to manage the liquidity position and to preempt any liquidity crisis. Six specific statistics, which include the loans-to-assets ratio, off-balance sheet items, and dependence on non-core deposits, foreign deposits, lines of credit, and liquid assets are reviewed quarterly for liquidity management purposes. In the first quarter, the Company increased its liquidity in anticipation of the merger with Pacific Union Bank, which was acquired in the second quarter of

2004 for Hanmi common stock and $164.5 million cash. The Company raised $60 million through two junior subordinated debenture offerings and used the proceeds primarily to pay down FHLB advances, creating additional borrowing capacity. In addition, the Company reduced its available-for-sale securities portfolio $52.1 million, from $413.3 million as of December 31, 2003 to $361.2 million as of March 31, 2004 to provide additional liquidity and increase yields.

     The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Company. Since the primary objective of the investment portfolio is to maintain proper liquidity of the Company, it is recommended for management to keep proper liquid assets to avoid exposure to higher than feasible liquidity risk.

Liquidity Ratios and Trends

		March 31,	December 31,	September 30,	June 30,
Ratio:	Guideline	2004	2003	2003	2003
Short-term investments to total assets	Over 5%	5%	6%	8%	12%
Core deposits to total assets	Over 30%	49%	40%	40%	40%
Short-term non-core Funding to total assets	Less than 60%	35%	45%	44%	43%
Short-term investments to short-term non-core funding dependence	Over 15%	26%	20%	18%	29%

     All of the results in the first quarter of 2004, as noted in the above table, met the guidelines for liquidity levels. Short-term investments as a percentage of total assets decreased from the previous quarter. Core deposits as a percentage of total assets increased to 49%. Short-term non-core funding decreased bringing the ratio to total assets to 35%. During the quarter ended March 31, 2004, short-term non-core funds decreased by $188 million while total assets fell by $26 million. Short-term investments as a percentage of short-term non-core funding increased from the previous quarter. Short-term investments, which included Fed funds sold, decreased by $2.9 million, but short-term non-core funding decreased further by $188 million.

Liquidity Measures

		March 31,	December 31,	September 30,	June 30,
Ratio:	Guideline	2004	2003	2003	2003
Net loans to total assets	Less than 85%	73%	70%	68%	67%
Loans and investments to deposits	Less than 133%	108%	116%	109%	107%
Off-balance sheet items to total assets	Less than 25%	20%	18%	16%	17%

     The Company saw a steady demand for loans during the quarter ended March 31, 2004. Net loans as a percentage of total assets increased; loan growth and a decline in total assets attributed to the increase.

     Management reviews loan and deposit balances daily along with their related ratios. The quarterly trend of each account with its available credit facilities is reported to the Board of Directors through the Investment Committee.

     In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company’s capital needs. Total shareholders’ equity was $148.5 million at March 31, 2004. This represented an increase of $9.0 million or 6.5% over total shareholders’ equity of $139.5 million at December 31, 2003.

     During the first quarter of 2004, two newly organized trust subsidiaries of the Company issued a total of $60 million of trust preferred securities. The Company issued junior subordinated notes bearing interest at three-month LIBOR plus 2.90% totaling $61.8 million to the trusts in exchange for funds raised the trust preferred offering and the Company’s $1,856,000 common equity investments in the trusts. Such funds held by the Company were placed on deposit in Hanmi Bank and are not included in the following calculation of Hanmi Bank’s capital as of March 31, 2004.

     The regulatory agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio, of 4%. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     The following table presents the amounts of regulatory capital and the capital ratio for the Company, compared to regulatory capital requirements for adequacy purposes as of March 31, 2004.

			As of March 31, 2004
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousand)
Total capital (to risk-weighted assets)	$156,093	11.32%	$110,360	8%	$45,733	3.32%
Tier 1 capital (to risk-weighted assets)	142,312	10.32%	55,180	4%	87,132	6.32%
Tier 1 capital (to average assets)	142,312	8.01%	71,048	4%	71,264	4.01%

Contractual Obligations

     There were no material changes to the Company’s long-term debt or operating lease obligations described in its Annual Report on Form 10-K for the year ended December 31, 2003, other than the issuance in the quarter ended March 31, 2004 of $61.8 million junior subordinated debt discussed above.

Dividends

     On March 18, 2004, the Company declared a quarterly cash dividend of $0.10 per common share for the first quarter of 2004. The dividend was paid on April 15, 2004 to shareholders of record on April 1, 2004. Future dividend payments are subject to the Company’s future earnings and legal requirements and the discretion of the Board of Directors.

     Item 4. Controls and Procedures

     The Company’s Chief Executive Officer and its Principal Financial Officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004 and concluded that these controls and procedures are effective. During the quarter ended March 31, 2004, there were no significant changes in our internal controls over financial reporting that have materially affected or are likely to materially affect these controls.

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

PART II

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Company issued junior subordinated notes bearing interest at three-month LIBOR plus 2.90% totaling $61,856,000 in exchange for funds raised in the trust preferred offerings and the Company’s $1,856,000 to the trusts common equity investments in the trusts.

     On April 28, 2004, the Company issued $20 million additional trust preferred securities pursuant to a private placement underwritten by Trapeza Funding V, LLC and included in a pool of trust preferred securities assembled by Trapeza.

Trust	Date Sold	Principal
Hanmi Capital Trust III	April 28, 2004	$20,000,000

     The Company issued junior subordinated notes bearing interest at three-month LIBOR plus 2.63% totaling $20,619,000 in exchange for funds raised in the trust preferred offerings and the Company’s $619,000 common equity investment in the trust.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Shareholders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Exhibit 32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b)	Reports on Form 8-K

The Company filed Form 8-K on January 9, 2004 regarding the issuance of $30 million in trust preferred securities on January 8, 2004.

The Company filed Form 8-K on January 27, 2004 regarding the fourth quarter earnings release on January 26, 2004.

The Company filed Form 8-K on January 30, 2004 regarding the disclosure of the financial statements of Pacific Union Bank on January 30, 2004.

The Company filed Form 8-K on March 10, 2004 regarding the appointment of M. Christian Mitchell as a member of the board of directors of the Company on March 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanmi Financial Corporation

Date: May 10, 2004	By:	/s/ Jae Whan Yoo

Jae Whan Yoo
President & Chief Executive Officer