Form 10-Q
period 2004-06-30
HANMI FINANCIAL CORP
filed 2004-08-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

Yes (x)           No (  )

As of August 6, 2004, there were 24,469,854 outstanding shares of the issuer’s Common Stock.

FORM 10-Q

INDEX

HANMI FINANCIAL CORPORATION

Page
Part I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Financial Condition	3
Consolidated Statements of Operations and Comprehensive Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	32
Part II OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Changes in Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	33
Item 6. Exhibits and Reports on Form 8-K	33
SIGNATURES	34
Exhibit Index	35
Exhibit 10.1
Exhibit 10.3
Exhibit 10.6
Exhibit 10.8
Exhibit 10.11
Exhibit 10.13
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$83,528	$62,595
Federal funds sold	24,000	—

Cash and cash equivalents	107,528	62,595
Federal Reserve Bank stock	2,935	2,935
Federal Home Loan Bank stock	14,579	7,420
Securities held to maturity, at amortized cost (fair value: June 30, 2004 - $1,233; December 31, 2003 - $1,334)	1,227	1,328
Securities available for sale, at fair value	458,459	413,288
Loans receivable, net of allowance for loan losses:
$25,408 at June 30, 2004; $14,734 at December 31, 2003	2,165,905	1,221,560
Loans held for sale, at the lower of cost or fair value	31,605	25,454
Customers’ liability on acceptances	4,848	3,930
Premises and equipment, net	19,514	8,435
Accrued interest receivable	9,930	6,686
Prepaid and deferred income taxes	20,989	7,207
Servicing asset	3,589	2,364
Goodwill	209,046	1,831
Core deposit intangible	12,850	212
Bank-owned life insurance — cash surrender value	21,434	11,137
Other assets	12,268	9,372

TOTAL ASSETS	$3,096,706	$1,785,754

LIABILITIES
Deposits:
Non interest-bearing	$763,163	$475,100
Interest-bearing:
Savings	150,403	96,869
Money market checking	505,872	206,086
Time deposits of $100,000 or more	648,238	388,944
Other time deposits	277,564	278,836

Total deposits	2,345,240	1,445,835
Accrued interest payable	6,136	4,403
Acceptances outstanding	4,848	3,930
Other borrowed funds	266,335	182,999
Junior subordinated debentures	82,406	—
Other liabilities	17,944	9,120

Total liabilities	2,722,909	1,646,287
SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; authorized 200,000,000 shares; issued and outstanding, 24,438,017 shares at June 30, 2004; 14,163,410 shares at December 31, 2003	24	14
Additional paid-in capital	332,617	103,082
Accumulated other comprehensive income:
Unrealized gain of securities available for sale and interest rate swaps, net of income taxes of $(3,103) and $220 at June 30, 2004 and December 31, 2003, respectively	(4,890)	386
Retained earnings	46,046	35,985

Total shareholders’ equity	373,797	139,467

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,096,706	$1,785,754

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Quarter Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Unaudited)(dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$27,218	$15,907	$45,506	$30,180
Interest on securities and interest-bearing deposits in other financial institutions	4,424	3,097	8,220	5,977
Interest on term Federal funds sold	—	60	—	186
Interest on Federal funds sold	50	55	72	235

Total interest income	31,692	19,119	53,798	36,578
INTEREST EXPENSE	7,484	5,252	12,654	10,564

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,208	13,867	41,144	26,014
PROVISION FOR LOAN LOSSES	850	1,500	1,750	2,680

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,358	12,367	39,394	23,334

NON-INTEREST INCOME:
Service charges on deposit accounts	3,524	2,512	6,191	4,975
Trade finance fees	1,030	672	1,835	1,418
Remittance fees	436	243	693	455
Other service charges and fees	251	207	438	465
Bank owned life insurance income	183	130	297	257
Other income	544	296	873	397
Gain on sales of loans	833	878	1,302	1,322
Gain on sales of available-for-sale securities	6	707	9	858

Total non-interest income	6,807	5,645	11,638	10,147

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,958	5,569	13,642	10,252
Occupancy and equipment	2,132	1,283	3,517	2,467
Data processing	1,064	775	1,884	1,535
Supplies and communications	621	367	978	779
Professional fees	613	426	883	723
Advertising and promotional expense	878	362	1,423	773
Loan referral fees	470	209	629	435
Amortization of core deposit intangible	469	31	499	61
Other operating expenses	1,863	1,281	3,011	2,224
Restructuring expenses	1,728	—	1,728	—

Total non-interest expenses	17,796	10,303	28,194	19,249

INCOME BEFORE PROVISION FOR INCOME TAXES	12,369	7,709	22,838	14,232
PROVISIONS FOR INCOME TAXES	4,824	2,756	8,907	5,040

NET INCOME	$7,545	$4,953	$13,931	$9,192

Other comprehensive income (loss), net of tax of ($3,126) at June 30, 2004 and $24 at June 30, 2003:
Unrealized gain (loss) arising during the year	(7,245)	539	(4,549)	521
Less reclassification adjustment for realized gain on securities available for sale included in net income	(382)	726	4	803
Unrealized gain (loss) on cash flow hedge	(1,547)	539	(723)	679

Other comprehensive income (loss)	(8,410)	352	(5,276)	397

TOTAL COMPREHENSIVE INCOME (LOSS)	$(865)	$5,305	$8,655	$9,589

Earnings per share:
Basic	$0.36	$0.35	$0.79	$0.66
Diluted	$0.35	$0.35	$0.78	$0.64

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net income	$13,931	$9,192
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	3,503	838
Amortization of core deposit intangible	499	61
Provision for loan losses	1,750	2,680
Federal Home Loan Bank stock dividend	(903)	(1,483)
Gain on sale of securities available for sale	(9)	(858)
Change in fair value of interest rate swaps	(23)	—
Gain on sale of loans	(1,302)	(1,322)
Loss on sale of fixed assets	9	53
Increase in deferred tax assets	(11,264)	—
Origination of loans held for sale	(18,576)	(16,345)
Proceeds from sale of loans held for sale	13,727	9,687
(Increase) decrease in accrued interest receivable	542	(177)
Increase in cash surrender value of bank-owned life insurance	(10,297)	(257)
Decrease in other assets	4,200	631
Increase (decrease) in accrued interest payable	(1,408)	558
Increase (decrease) in other liabilities	(1,402)	758

Net cash and cash equivalents provided by (used in) operating activities	(7,023)	4,016

Cash flows from investing activities:
Net increase in loans receivable	(80,352)	(124,031)
Proceeds from matured term Federal funds sold	—	20,000
Proceeds from matured or called securities available for sale	69,755	72,812
Proceeds from matured or called securities held to maturity	102	5,878
Proceeds from sale of securities available for sale	49,400	28,084
Purchases of securities available for sale	(12,095)	(192,772)
Purchase of premises and equipment	(563)	(1,171)
Acquisition of PUB, net of cash and cash equivalents acquired	(63,455)	—

Net cash and cash equivalents used in investing activities	(37,208)	(191,200)

Cash flows from financing activities:
Increase (decrease) in deposits	(37,238)	167,734
Increase (decrease) in other borrowed funds	(24,928)	17,500
Issuance of junior subordinated debentures	82,406	—
Stock issued through private placement	71,710	—
Proceeds from exercise of stock options	1,084	1,039
Cash dividend paid	(3,870)	(2,808)

Net cash and cash equivalents provided by financing activities	89,164	183,465

Net increase (decrease) in cash and cash equivalents	44,933	(3,719)
Cash and cash equivalents, beginning of period	62,595	122,772

Cash and cash equivalents, end of period	$107,528	$119,053

Supplemental disclosures of cash flow information:
Interest paid	$10,921	$10,006
Income taxes paid	$15,094	$5,167

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Hanmi Financial Corporation

     Hanmi Financial Corporation (“Hanmi Financial” or the “Company”) is a Delaware corporation that is the holding company for Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended.

     Hanmi Bank, the primary subsidiary of the Company, is a commercial bank licensed by the California Department of Financial Institutions. Hanmi Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof, and the Bank is a member of the Federal Reserve System.

     Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of the Los Angeles, Orange, San Diego and Santa Clara counties. Hanmi Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups, and its client base reflects the multi-ethnic composition of these communities. On April 30, 2004, the Company completed its acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that, like Hanmi, serves primarily the Korean-American community. Hanmi Bank currently has twenty-seven full-service branch offices located in Los Angeles, Orange, Santa Clara and San Diego counties. Of the twenty-seven offices, Hanmi Bank opened twelve as de novo branches and acquired fifteen through acquisition. On June 17, 2004, the Company announced it would close seven branches.

Note 2. Basis of Presentation

     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiaries reflect all the material adjustments necessary for a fair presentation of the results for the interim period ended June 30, 2004, but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America. The interim information should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

     Descriptions of the Company’s significant accounting policies are included in Note 1, Summary of Significant Accounting Policies, in the Company’s 2003 Form 10-K. Certain reclassifications were made to the prior period presentation to conform to the current period’s presentation.

Note 3. Investment Securities

     The following table presents the fair value and the unrealized loss on securities that were temporarily impaired at June 30, 2004.

	Holding Period
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held to Maturity:
Municipal bonds	$—	$—	$689	$(2)	$689	$(2)
Mortgage-backed securities	—	—	—	—	—	—

Total	$—	$—	$689	$(2)	$689	$(2)

Available for Sale:
Collateralized mortgage obligations	$73,741	$(2,889)	$13,406	$(292)	$87,146	$(3,181)
Mortgage-backed securities	130,000	(2,048)	6,574	(266)	136,575	(2,315)
U.S. government agency securities	79,055	(573)	—	—	79,055	(573)
Municipal bonds	54,002	(1,416)	4,761	(320)	58,763	(1,736)
Corporate bonds	5,848	(169)	—	—	5,848	(169)
Other securities	1,931	(68)	—	—	1,931	(67)

Total	$344,577	$(7,163)	$24,741	$(878)	$369,318	$(8,041)

     The temporary impairment is a result of the change in market interest rates and is not a result of the underlying issuer's ability to repay. Accordingly, we have not recognized the temporary impairment in our results of operations.

Note 4. Employee Stock-Based Compensation

     The Company measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for the Company’s stock option plan been determined based on the fair values estimated using the Black-Scholes model at the grant dates for previous awards, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated for the periods as follows:

	Quarter Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(dollars in thousands, except per share data)
Net income:
As reported	$7,545	$4,953	$13,931	$9,192
Stock-based compensation expense, net of tax	2,319	180	2,470	364

Pro forma net income	$5,226	$4,773	$11,461	$8,828

Earnings per share:
As reported:
Basic	$0.36	$0.35	$0.79	$0.66
Diluted	$0.35	$0.35	$0.78	$0.64
Pro forma:
Basic	$0.25	$0.34	$0.65	$0.63
Diluted	$0.24	$0.33	$0.64	$0.62

Note 5. Earnings Per Share

     Earnings per share (“EPS”) is calculated on both a basic and diluted basis. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury.

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

		Weighted
		Average
	Income	Shares	Per Share
Quarter Ended June 30,	(numerator)	(denominator)	Amount

	(dollars in thousands, except per share data)
2004:
Basic EPS — Income available to common shareholders	$7,545	21,078,773	$0.36
Effect of dilutive stock options	—	343,083	(0.01)

Diluted EPS — Income available to common shareholders	$7,545	21,421,856	$0.35

2003:
Basic EPS — Income available to common shareholders	$4,953	14,025,792	$0.35
Effect of dilutive stock options	—	254,089	—

Diluted EPS — Income available to common shareholders	$4,953	14,279,881	$0.35

		Weighted
		Average
	Income	Shares	Per Share
Six Months Ended June 30,	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share data)
2004:
Basic EPS— Income available to common shareholders	$13,931	17,640,184	$0.79
Effect of dilutive stock options	—	322,215	(0.01)

Diluted EPS—Income available to common shareholders	$13,931	17,962,399	$0.78

2003:
Basic EPS—Income available to common shareholders.	$9,192	13,973,809	$0.66
Effect of dilutive stock options	—	285,574	(0.02)

Diluted EPS—Income available to common shareholders	$9,192	14,259,383	$0.64

Note 6. Derivative Financial Instruments

     The Company has entered into interest rate swaps to hedge the interest rate risk associated with the cash flows of specifically identified variable-rate loans. As of June 30, 2004, the Company had five interest rate swap agreements with a total notional amount of $70 million, wherein the Company receives a fixed rate of 5.77% and 6.37% at quarterly intervals for each $20 million notional amount and a fixed rate of 6.51%, 6.76%, and 7.29% for each $10 million notional amount, respectively. The swaps expire over the period March 14, 2008 through May 17, 2009. The Company pays a floating rate at quarterly intervals based on The Wall Street Journal published prime rate.

     At June 30, 2004, the fair value of the interest rate swaps was in an unfavorable position of $893,000. A total of $544,000, net of tax, is included in other comprehensive loss. The fair value of the interest rate swaps is included in other liabilities in the accompanying consolidated statements of financial condition. Expenses of $23,000 related to swap ineffectiveness were recorded in the Company’s income statement for the quarter ended June 30, 2004.

Note 7. Current Accounting Matters

     In accordance with Statement of Financial Accounting Standards No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), interest rate lock commitments on mortgage loans that will be held for sale must be accounted for as derivatives and marked to market in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). All other interest rate lock commitments are excluded from SFAS No. 133, pursuant to SFAS No. 149.

     The Securities and Exchange Commission (“SEC”) issued guidance in Staff Accounting Bulletin No. 105 (“SAB No. 105”) that requires that fair-value measurements include only differences between the guaranteed interest rates in loan commitments and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are to be recognized only after the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. The guidance in SAB No. 105 must be applied to interest rate locks initiated after March 31, 2004 and is to be applied prospectively. The application of SAB No. 105 did not have a material effect on the Company.

Note 8. Business Combinations

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

     Immediately prior to the completion of the acquisition, the Company issued a total of 3,947,369 shares of its common stock pursuant to a private placement for total proceeds of $75,000,000 before expenses and placement fees. As a result of the issuance of shares in the merger and the private placement, as well as normal stock option activity, the number of outstanding Company shares has increased to 24,438,017.

     In addition, all outstanding PUB employee stock options were converted into 68,707 options to purchase Hanmi stock valued at $1.1 million in total. Based on Hanmi’s average price of $25.06 for the five-day trading period from April 28 through May 4, 2004, the total consideration paid for PUB was $324.7 million and resulted in the recognition of goodwill aggregating approximately $207.2 million. This amount, as well as the fair values of assets and liabilities recorded, may change as certain estimates are finalized.

     As of April 30, 2004, the fair value of PUB net assets acquired was as follows:

(dollars in thousands)
Assets:
Cash and due from banks	$27,527
Federal funds sold	76,900
Federal Home Loan Bank stock	6,256
Securities available for sale	157,905
Loans receivable, net of allowance for loan losses	865,743
Premises and equipment	11,668
Accrued interest receivable	3,786
Goodwill	207,216
Core deposit intangible	13,137
Other assets	13,198

Total assets	1,383,336

Liabilities:
Deposits	936,643
Borrowings	105,789
Other liabilities	16,271

Total liabilities	1,058,703

Total consideration paid	$324,633

     The core deposit intangible is being amortized over its estimated useful life of five years. None of the goodwill balance is expected to be deductible for income tax purposes.

     The Company incurred the following merger-related costs:

	Expensed	Included in Cost of Acquisition
	(dollars in thousands)
Restructuring costs:
Employee termination costs	$1,039	$1,425
Contract termination costs	—	1,827
Leasehold termination costs	348	1,260
Asset impairments	341	—

Total	$1,728	$4,512

     Immediately following the acquisition of PUB, management initiated and approved plans to restructure the operations of the existing Hanmi and PUB branch networks and corporate headquarters to eliminate duplicative facilities, streamline operations, and reduce costs. Management anticipates that these actions, including the termination of approximately 100 management, headquarters, and branch employees, will be substantially complete by December 31, 2004. Through June 30, 2004, 13 employees had been terminated. On a pro forma basis, combined employee headcount of Hanmi and PUB decreased from 671 as of December 31, 2003 to 611 as of June 30, 2004, primarily as a result of attrition and the hiring freeze instituted January 2, 2004.

     Restructuring costs recognized as expenses during the second quarter of 2004 consisted primarily of employee severance and retention bonuses, data processing contract termination costs, the costs of vacating duplicative branches within Hanmi’s existing network, and the impairment of fixed assets (primarily leasehold improvements) associated with such branches. Of the $1,728,000 of total restructuring expenses provided, $54,000 was utilized and charged against the related liability in the second quarter of 2004.

     Certain restructuring costs (primarily PUB employee severance, data processing contract termination costs, and the costs of vacating duplicative branches within PUB’s network) were recognized as liabilities assumed in the business combination or impairments of fixed assets associated with such branches. Accordingly, they have been considered part of the purchase price of PUB and recorded as an increase in the balance of goodwill. Of the $4,512,000 of total restructuring costs that have been treated as part of the purchase price, $1,112,000 was utilized and charged against the related liability in the second quarter of 2004.

Unaudited Pro Forma Combined Financial Data Reflecting the PUB Acquisition

     The unaudited pro forma combined income statements presented below give effect to the acquisition of PUB as if it had been consummated as of January 1, 2003. The unaudited pro forma information is not necessarily indicative of the results of operations that would have resulted had the acquisition been completed as of January 1, 2003, nor is it necessarily indicative of future results of operations.

	Six Months Ended June 30
	2003	2004
Net interest income	$42,000	$52,948
Provision for loan losses	3,580	2,150
Non-interest income	15,903	15,866
Non-interest expenses	33,781	43,715	(1)
Provision for income taxes	7,110	8,893

Net income	$13,432	$14,056

Weighted average number of shares outstanding (thousands):
Basic	24,130,505	24,392,726
Diluted	24,703,723	24,714,942
Earnings per share:
Basic	$0.56	$0.58
Diluted	$0.54	$0.57

(1)	Non-interest expenses include $7.4 million of merger related expenses incurred by PUB.

Note 9. Junior Subordinated Debentures

     On April 28, 2004, the Company formed Hanmi Capital Trust III (the “Trust”) to issue trust preferred securities. On April 28, 2004, the Trust issued $20 million of trust preferred securities pursuant to a private placement underwritten by Trapeza Funding V, LLC and included in a pool of trust preferred securities assembled by Trapeza. In addition, it issued to the Company $619,000 of trust common securities. The Trust used the proceeds to purchase $20.6 million of the Company’s junior subordinated debt due April 30, 2009, bearing interest at the three-month LIBOR plus 2.63%. These notes are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations.

     The Company treats the trust preferred securities as Tier 1 capital. The debt, the common securities issued by the Trust, and the related income effects are eliminated within the Company’s consolidated financial statements.

     The notes have a 30-year maturity, and they are callable after five years. Upon repayment of the debentures at their stated maturity or following their earlier redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition for the three months and six months ended June 30, 2004. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and with the unaudited financial statements and notes thereto set forth in this report.

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

     We believe the allowance for loan losses is the critical accounting policy that requires the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance and Provision for Loan Losses” for a description of the Company’s methodology for determining the allowance for loan losses.

Selected Financial Data

     The following table sets forth certain selected financial data concerning the Company for the periods indicated:

	For the Quarter Ended June 30
	2004	2003
	(dollars in thousands)
AVERAGE BALANCES:
Average net loans	$1,887,652	$1,065,717
Average interest-earning assets	2,363,328	1,481,198
Average assets	2,668,337	1,576,815
Average deposits	2,120,450	1,369,385
Average interest-bearing liabilities	1,672,371	1,028,026
Average equity	302,765	130,215
Average tangible equity	153,057	128,056
PERFORMANCE RATIOS:
Return on average assets(1)	1.13%	1.26%
Return on average equity(1)	9.97%	15.21%
Return on average tangible equity(1)(2)	19.72%	15.47%
Net interest margin(3)	4.10%	3.74%
Efficiency ratio(4)	57.38%	52.80%
Dividend payout ratio	32.39%	28.47%

	For the Six Months Ended June 30
	2004	2003
	(dollars in thousands)
AVERAGE BALANCES:
Average net loans	$1,575,642	$1,028,406
Average interest-earning assets	2,017,239	1,438,202
Average assets	2,219,411	1,534,589
Average deposits	1,805,276	1,344,782
Average interest-bearing liabilities	1,424,531	1,000,079
Average equity	224,489	127,710
Average tangible equity	148,620	125,549
PERFORMANCE RATIOS:
Return on average assets(1)	1.26%	1.21%
Return on average equity(1)	12.41%	14.48%
Return on average tangible equity(1)(2)	18.75%	14.76%
Net interest margin(3)	4.08%	3.62%
Efficiency ratio(4)	53.42%	53.23%
Dividend payout ratio	27.78%	30.55%
CAPITAL RATIOS:(5)
Leverage capital ratio	9.66%	8.11%
Tier 1 risk-based capital ratio	10.11%	10.51%
Total risk-based capital ratio	11.19%	11.60%
ASSET QUALITY RATIOS:
Net charge-offs to average total loans	0.10%	0.17%
Allowance for loan losses to total gross loans	1.14%	1.17%
Allowance for loan losses to non-performing loans	302.80%	113.13%
Total non-performing assets(6) to total assets	0.27%	0.70%

(1)	Calculations are based upon annualized net income.

(2)	Tangible equity is calculated by subtracting goodwill and the core deposit intangible from shareholders’ equity.

(3)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)	The efficiency ratio is calculated as the ratio of total non-interest expenses to the sum of net interest income before provision for loan losses and total non-interest income including securities gains and losses.

(5)	The required ratios for a “well-capitalized” institution, as defined by the regulations of the Board of Governors of the Federal Reserve System, are 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital.

(6)	Non-performing assets consist of non-performing loans, which include non-accrual loans, loans past due 90 days or more and still accruing interest, and restructured loans.

Forward-Looking Information

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements relate to, among other things, expectations of the environment in which the Company operates and projection of future performance. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company’s areas of operation; interest-rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise; difficulties in integrating the operations of acquired companies; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. For additional information concerning these factors, see the Company’s filings with the Securities and Exchange Commission, and in particular, the Company’s Form 10-K under the heading “Factors That May Affect Future Results of Operation,” “Interest Rate Risk Management,” and “Liquidity and Capital Resources.”

Results of Operations

Overview

     The Company’s net income for the three months ended June 30, 2004 was $7.5 million, or $0.35 per diluted share, compared to $5.0 million, or $0.35 per diluted share, for the three months ended June 30, 2003. The 52.3% increase in net income for 2004 as compared to 2003 was primarily due to the acquisition of interest-earning assets totaling $1.1 billion as part of the merger with PUB. Hanmi’s results of operations include revenues and expenses derived from the assets acquired and liabilities assumed via the combination with PUB for the months of May and June 2004. Net interest income before provision for loan losses increased $10.3 million, or 74.6%, due to ongoing growth in loan production as well as the newly acquired interest-earning assets. Non-interest income increased by $1.2 million, or 20.6%, mainly due to an increase in service charges on deposit accounts. Non-interest expenses increased by $7.5 million, or 72.7%, including $1.7 million of non-recurring restructuring expenses. This increase was primarily attributable to the additional salaries and employee benefits, occupancy, professional fees, and data processing expenses incurred during the post-merger integration period. The annualized return on average assets was 1.13% for the three months ended June 30, 2004, compared to a return on average assets of 1.26% for the same period of 2003, a decrease of 13 basis points. The annualized return on average equity was 9.97%, and return on tangible equity was 19.72%, compared to 15.21% and 15.47%, respectively, in the three-month period a year ago.

     The Company’s net income for the six months ended June 30, 2004 was $13.9 million, or $0.78 per diluted share, compared to $9.2 million, or $0.64 per diluted share, for the six months ended June 30, 2003. Net interest income before provision for loan losses increased $15.1 million, or 58.2%, to $41.1 million, and non-interest income increased by $1.5 million, or 14.7%, to $11.6 million. Non-interest expenses increased by $8.9 million, or 46.5%, including $1.7 million of non-recurring restructuring expenses. The annualized return on average assets was 1.26% for the six months ended June 30, 2004, compared to a return on average assets of 1.21% for the same period of 2003, an increase of five basis points. The annualized return on average equity was 12.41%, and return on tangible equity was 18.75%, compared to 14.48% and 14.76%, respectively, in the six-month period a year ago.

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

     For the three months ended June 30, 2004, the Company’s net interest income before provision for loan losses was $24.2 million. This represented an increase of $10.3 million, or 74.6%, over net interest income before provision for loan losses of $13.9 million for the three months ended June 30, 2003. The net interest spread increased to 3.57% for the three months ended June 30, 2004, from 3.12% for the same period in 2003. The change was mainly due to an increase in rates received on loans and investments as the Company emphasized spread income and disposed of certain low-yielding investments in the first quarter of 2004. The net interest margin also increased 36 basis point to 4.10% for the three months ended June 30, 2004, from 3.74% for the same period in 2003, due to an increase in the volume of interest-earning assets with higher interest rates.

     For the six months ended June 30, 2004, the Company’s net interest income before provision for loan losses was $41.1 million. This represented an increase of $15.1 million, or 58.2%, over net interest income before provision for loan losses of $26.0 million for the six months ended June 30, 2003. The interest rate spread increased to 3.56% for the six months ended June 30, 2004, from 2.97% for the same period in 2003. The change was mainly due to an increase in rates received on loans and investments. The net interest margin also increased 46 basis point to 4.08% for the six months ended June 30, 2004, from 3.62% for the same period in 2003 due to an increase in the volume of interest earning assets with higher interest rates.

     Total interest income increased $12.6 million, or 65.8%, to $31.7 million for the three months ended June 30, 2004, from $19.1 million for the three months ended June 30, 2003. Total interest income increased $17.2 million, or 47.1%, to $53.8 million for the six months ended June 30, 2004, from $36.6 million for the six months ended June 30, 2003. The increase was mainly the result of an increase in the volume of interest-earning assets attributable to the acquisition of PUB. For the second quarter of 2004, average interest-earning assets increased by $882.1 million, or 59.6%, to $1.89 billion, compared to $1.06  billion a year ago. For the first half of 2004, average interest-earning assets increased by $579 million, or 40.3%, to $2.02 billion, compared to $1.44 billion a year ago.

     The Company’s interest expense on deposits and other borrowed funds for the three months ended June 30, 2004 increased by $2.2 million, or 42.5%, to $7.5 million, from $5.3 million for the three months ended June 30, 2003. The Company’s interest expense on deposits and other borrowed funds for the six months ended June 30, 2004 increased by $2.1 million, or 19.8%, to $12.7 million, from $10.6 million for the six months ended June 30, 2003. The increases reflected an increase in interest-bearing liabilities related to the acquisition of PUB; however, a decrease in interest rates paid to depositors offset the increase in the volume of interest-bearing deposits and borrowings.

     Average interest-bearing liabilities were $1.67 billion and $1.42 billion for the three months and six months ended June 30, 2004, respectively, which represented increases of $644.3 million, or 62.7%, and $424 million, or 42.4%, respectively, from average interest-bearing liabilities of $1.03 billion and $1.0 billion for the same periods a year ago. The cost of average interest-bearing liabilities decreased to 1.79% and 1.78% for the three months and six months ended June 30, 2004, respectively, compared to costs of 2.04% and 2.11% for the same periods of 2003. Overall, interest on deposits decreased mainly due to repricing of interest rates on long-term certificates of deposit to lower interest rates as the deposits matured and the acquisition of PUB’s deposits, which had a lower average interest rate compared to Hanmi’s deposits portfolio.

     The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting net interest spread and net interest margin for the periods indicated. All average balances are daily average balances.

	For the Quarter Ended June 30
	2004			2003
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Net loans(1)	$1,887,652	$27,218	5.77%	$1,065,717	$15,907	5.97%
Municipal securities(2)	70,101	737	6.48%	27,351	291	6.55%
Obligations of other U.S. government agencies	96,901	872	3.60%	67,904	540	3.18%
Other debt securities	274,190	2,568	3.75%	281,804	2,203	3.13%
FRB and FHLB stock	15,453	247	6.39%	5,970	63	4.22%
Federal funds sold	19,031	50	1.05%	17,496	55	1.26%
Term Federal funds sold	—	—	—	14,956	60	1.60%
Interest-earning deposits	—	—	—	—	—	—

Total interest-earning assets:	$2,363,328	31,692	5.36%	$1,481,198	19,119	5.16%

Interest-bearing liabilities:
Deposits:
Money market deposits	$430,148	1,720	1.60%	$203,601	665	1.31%
Savings deposits	131,412	404	1.23%	99,065	537	2.17%
Time certificates of deposit, $100,000 or more	612,326	2,554	1.67%	346,306	1,729	2.00%
Other time deposits	260,626	1,238	1.90%	312,782	1,929	2.47%
Other borrowings	237,859	1,568	2.64%	66,272	392	2.37%

Total interest-bearing liabilities	$1,672,371	7,484	1.79%	$1,028,026	5,252	2.04%

Net interest income		$24,208			$13,867

Net interest spread(3)			3.57%			3.12%
Net interest margin(4)			4.10%			3.74%

	For the Six Months Ended June 30
	2004			2003
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Net loans(1)	$1,575,642	$45,506	5.78%	$1,028,406	$30,180	5.87%
Municipal securities(2)	68,069	1,446	6.54%	24,949	529	6.52%
Obligations of other U.S. government agencies	86,684	1,549	3.57%	63,131	1,038	3.29%
Other debt securities	259,918	4,888	3.76%	257,404	4,281	3.33%
FRB and FHLB stock	12,906	334	5.18%	5,279	129	4.89%
Federal funds sold	13,542	72	1.06%	35,939	235	1.31%
Term Federal funds sold	—	—	—	23,094	186	1.61%
Interest-earning deposits	478	3	1.26%	—	—	—

Total interest-earning assets:	$2,017,239	53,798	5.33%	$1,438,202	36,578	5.09%

Interest-bearing liabilities:
Deposits:
Money market deposits	$345,575	2,730	1.58%	$209,629	1,366	1.30%
Savings deposits	112,382	722	1.28%	98,367	1,139	2.32%
Time certificates of deposit, $100,000 or more	506,187	4,302	1.70%	333,509	3,471	2.08%
Other time deposits	249,840	2,438	1.95%	307,551	3,872	2.52%
Other borrowings	210,547	2,462	2.34%	51,023	716	2.81%

Total interest-bearing liabilities	$1,424,531	12,654	1.78%	$1,000,079	10,564	2.11%

Net interest income		$41,144			$26,014

Net interest spread(3)			3.56%			2.97%
Net interest margin(4)			4.08%			3.62%

(1)	Loan fees have been included in the calculation of interest income. Loan fees were $2.6 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)	Yields on securities exempt from Federal income taxes have been computed on a tax-equivalent basis, using an effective marginal rate of 35%.

(3)	Represents the average rate earned on interest-bearing assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as percentage of average interest-earning assets.

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

	For the Quarter Ended June 30,
	2004 vs. 2003
	Increases (Decreases)
	Due to Change
	Volume	Rate	Total
Interest-earning assets - interest income:
Net loans(1)	$11,869	$(558)	$11,311
Municipal securities(2)	450	(3)	447
Obligations of U.S. government agencies	254	78	332
Other debt securities	(61)	426	365
FRB and FHLB stock	139	45	184
Federal funds sold	4	(10)	(6)
Term Federal funds sold	(30)	(30)	(60)

Total	12,625	(52)	12,573

Interest-bearing liabilities - interest expense:
Deposits:
Money market deposits	878	177	1,055
Savings deposits	143	(276)	(133)
Time certificates of deposit, $100,000 or more	1,148	(323)	825
Other time deposits	(291)	(400)	(691)
Other borrowings	1,126	50	1,176

Total	3,004	(772)	2,232

Change in net interest income	$9,621	$720	$10,341

	For the Six Months Ended June 30,
	2004 vs. 2003
	Increases (Decreases)
	Due to Change
	Volume	Rate	Total
Interest-earning assets - interest income:
Net loans(1)	$15,812	$(486)	$15,326
Municipal securities(2)	916	1	917
Obligations of U.S. government agencies	415	97	512
Other debt securities	42	564	606
FRB and FHLB stock	197	8	205
Federal funds sold	(125)	(38)	(163)
Term Federal funds sold	(93)	(93)	(186)
Interest-earning deposits	3	—	3

Total	17,167	53	17,220

Interest-bearing liabilities - interest expense:
Deposits:
Money market deposits	1,027	336	1,363
Savings deposits	145	(561)	(416)
Time certificates of deposit, $100,000 or more	1,554	(723)	831
Other time deposits	(652)	(782)	(1,434)
Other borrowings	1,884	(138)	1,746

Total	3,958	(1,868)	2,090

Change in net interest income	$13,209	$1,921	$15,130

(1)	Loan fees have been included in the calculation of interest income. Loan fees were $2.6 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)	Yields on securities exempt from Federal income taxes have been computed on a tax-equivalent basis, using an effective marginal rate of 35%.

(3)	Amounts exclude interest attributable to loans on non-accrual status.

Provision for Loan Losses

     The provision for loan losses represents the charge against current earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain an allowance that is sufficient to absorb loan losses inherent in the Company’s loan portfolio. For the quarter ended June 30, 2004, the Company made a provision of $850,000, compared to $1.5 million in the same period in 2003. For the six months ended June 30, 2004, the Company’s loan loss provision was $1.8 million, and this represented a decrease of $930,000, or 34.7%, from $2.7 million in the same period in 2003. The Company’s management believes that the allowance is sufficient for inherent losses in the portfolio at June 30, 2004 (see Allowance and Provision for Loan Losses).

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is mainly composed of service charges and fees on deposit accounts, fees charged on trade finance, and gain on sale of loans and investment securities. Non-interest income was $6.8 million and $11.6 million in the second quarter and first half of 2004, respectively, which represented increases of $1.2 million, or 20.6%, and $1.5 million, or 14.7%, compared to $5.6 million and $10.1 million recognized in the same periods in 2003.

     The increase was mainly due to an increase of $1.0 million, or 40.3%, and an increase of $1.2 million, or 24.4%, in service charges on deposit accounts in the second quarter and first half of 2004, respectively. This increase was mainly due to an overall deposit increase, primarily as a result of the acquisition of PUB.

     The Company earned trade finance fees, remittance fees, and other charges and fees aggregating $1.7 million and $3.0 million in the three months and six months ended June 30, 2004, respectively. This represented increases of 53.0% and 26.9% when compared to $1.1 million and $2.3 million earned in the second quarter and first half of 2003, respectively. These revenue increases were attributable to growth in the customer base, attributable primarily to the acquisition of PUB, and were offset by decreases in gain on sale of securities, which totaled $6,000 and $9,000 for the second quarter and first half of 2004, respectively, representing decreases of 99.2% and 99.0% from the same periods in 2003, when gain on sale of securities totaled $707,000 and $858,000, respectively.

     The Company sells the guaranteed portion of the Small Business Administration (“SBA”) loans it originates in the secondary market, while the Company retains servicing rights. Second quarter 2004 gain on sale of loans decreased slightly to $833,000, compared to $878,000 in the second quarter of 2003. For the six months ended June 30, 2004, gain on sale of loans was $1.3 million, which was same as a year ago.

     The breakdown of non-interest income by category is reflected below:

	For the Quarter Ended June 30		Increase (Decrease)
	2004	2003	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$3,524	$2,512	$1,012	40.29%
Trade finance fees	1,030	672	358	53.27%
Remittance fees	436	243	193	79.42%
Other service charges and fees	251	207	44	21.26%
Bank-owned life insurance income	183	130	53	40.77%
Gain on sale of loans	833	878	(45)	(5.13)%
Gain on sale of securities available for sale	6	707	(701)	(99.15)%
Other income	544	296	248	83.78%

Total	$6,807	$5,645	$1,162	20.58%

	For the Six Months Ended June 30		Increase (Decrease)
	2004	2003	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$6,191	$4,975	$1,216	24.44%
Trade finance fees	1,835	1,418	417	29.41%
Remittance fees	693	455	238	52.31%
Other service charges and fees	438	465	(27)	(5.81)%
Bank-owned life insurance income	297	257	40	15.56%
Gain on sale of loans	1,302	1,322	(20)	(1.51)%
Gain on sale of securities available for sale	9	858	(849)	(98.95)%
Other income	873	397	476	119.90%

Total	$11,638	$10,147	$1,491	14.69%

Non-interest Expenses

     Non-interest expenses increased from $10.3 million to $17.8 million, an increase of $7.5 million or 72.7%, over the second quarter of 2003. Non-interest expenses increased $8.9 million, or 46.5%, to $28.2 million for the first half of 2004, from $19.2 million in the first half of 2003. These increases were primarily attributable to increased expenses associated with the acquisition of PUB.

     Salaries and employee benefits expenses for the second quarter and first half of 2004 increased $2.4 million, or 42.9%, and $3.4 million, or 33.1%, to $8.0 million and $13.6 million, from $5.6 million and $10.3 million for the same periods in 2003, due to a 66% increase in the number of employees following the acquisition of PUB.

     Occupancy expenses for the second quarter and first half of 2004 increased $849,000, or 66.2%, and $1.0 million, or 42.6%, to $2.1 million and $3.5 million, compared to $1.3 million and $2.5 million in the same periods last year. This increase was mainly due to the acquisition of twelve former PUB branches.

     Data processing expense for the second quarter of 2004 increased $289,000, or 37.3%, to $1.1 million, from $775,000 during the second quarter of 2003. Data processing expense for the first half of 2004 increased by $349,000, or 22.7%, to $1.9 million, from $1.5 million during the same period in 2003. Additional expense was incurred mainly due to an increase of loan and deposit volume related to the acquisition, offset by the Company’s continuous effort to save data processing expense. Quarterly supplies and communication expenses also increased 69.2%, to $621,000, in 2004, compared to $367,000 in the second quarter of 2003.

     Professional fees were $613,000 and $883,000 in the second quarter and first half of 2004, respectively, representing increases of $187,000, or 43.9%, and $160,000, or 22.1%, from $426,000 and $723,000 recognized in the same periods of 2003. The increase was caused primarily by increased legal fees associated with the merger with PUB and related securities offerings, as well as consulting fees related to the integration with PUB and data processing system conversions.

     Advertising expenses increased from $362,000 and $773,000 in the second quarter and first half of 2003, respectively, to $878,000 and $1.4 million in the same periods of 2004, representing increases of $516,000, or 142.5%, and $650,000, or 84.1%, respectively. In 2004, Hanmi Bank conducted print, radio, and television campaigns and distributed various promotional items to publicize its merger with PUB and attract and retain customers.

     In the second quarter of 2004, the Company recorded restructuring charges totaling $1.7 million in connection with the acquisition of PUB, consisting of employee severance and retention bonuses, data processing contract and leasehold termination costs, and fixed asset impairment charges associated with planned branch closures. The Company expects to incur approximately $325,000 additional retention bonus expenses under a retention plan adopted by PUB before the merger that calls for employees to receive bonuses for work performed through July 29, 2004. Such costs are treated as period costs and are recognized in the period services are rendered.

     Core deposit premium amortization increased to $469,000 for the second quarter and $499,000 for the first half of 2004, compared $31,000 and $61,000 for the comparable prior year periods, an increase of $438,000 for each period. The increases are attributable to the acquisition of PUB.

     Other operating expenses were $1.9 million and $3.0 million in the second quarter and first half of 2004, compared to $1.3 million and $2.2 million in the prior year, representing increases of $582,000, or 45.4%, and $787,000, or 35.4%, respectively. The increases are attributable primarily to additional operating expenses associated with the acquisition of PUB.

     The breakdown of non-interest expense by category is reflected below:

	For the Quarter Ended
	June 30,		Increase
	2004	2003	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$7,958	$5,569	$2,389	42.90%
Occupancy and equipment	2,132	1,283	849	66.17%
Data processing	1,064	775	289	37.29%
Supplies and communications	621	367	254	69.21%
Professional fees	613	426	187	43.90%
Advertising and promotional expenses	878	362	516	142.54%
Loan referral fees	470	209	261	124.88%
Amortization of core deposit intangible	469	31	438	1412.90%
Other operating expenses	1,863	1,281	582	45.4%
Restructuring expenses	1,728	—	1,728	—

Total	$17,796	$10,303	$7,493	72.73%

	For the Six Months Ended
	June 30,		Increase
	2004	2003	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$13,642	$10,252	$3,390	33.07%
Occupancy and equipment	3,517	2,467	1,050	42.56%
Data processing	1,884	1,535	349	22.74%
Supplies and communications	978	779	199	25.55%
Professional fees	883	723	160	22.13%
Advertising and promotional expenses	1,423	773	650	84.09%
Loan referral fees	629	435	194	44.60%
Amortization of core deposit intangible	499	61	438	718.03%
Other operating expenses	3,011	2,224	787	35.39%
Restructuring expenses	1,728	—	1,728	—

Total	$28,194	$19,249	$8,945	46.47%

Provision for Income Taxes

     For the three months and six months ended June 30, 2004, the Company recognized provisions for income taxes of $4.8 million and $8.9 million on net income before tax of $12.4 million and $22.8 million, respectively, representing an effective tax rate of 39.0%. The tax rate for the six month period in 2003 was 35.4%, and this lower tax rate for the six-month period in 2003 was mainly due to the recognition of income tax benefits generated by a real estate investment trust (“REIT”), a special purpose subsidiary of the Company.

     As previously reported, the California Franchise Tax Board announced its position that certain transactions related to REIT will be disallowed under California law adopted in the fourth quarter of 2003. While management continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative — Option 2, requiring payment of all California taxes and interest on these disputed tax benefits, and permitting the Company to claim a refund while avoiding certain potential penalties. During the second quarter of 2004, the Company paid a $1.9 million state tax payment for the year 2002.

Financial Condition

Summary of Changes in Balance Sheets - June 30, 2004 Compared to December 31, 2003

     At June 30, 2004, the Company’s total assets were $3.10 billion, an increase of $1.31 billion, or 73.4%, from the December 31, 2003 balance of $1.79 billion. The increase was mainly due to the acquisition of PUB, with assets of $1.2 billion, and also attributable to the ongoing growth of loan production during the period. At June 30, 2004, loans, net of unearned fees, allowance for loan losses and loans held for sale, totaled $2.17 billion, an increase of $944 million, or 77.3%, from $1.22 billion at December 31, 2003. Of this increase, net loans acquired in the merger with PUB accounted for $865 million. Investment securities increased $45 million, or 10.9%, to $460 million from $415 million at December 31, 2003. The increase in assets was mainly funded by deposits, which increased by $899 million, or 62.2%, to $2.35 billion at June 30, 2004, from $1.45 billion at December 31, 2003. Deposits obtained as part of the merger with PUB were $936 million.

Investment Security Portfolio

     The Company classifies its securities as held to maturity or available for sale in accordance with Statement of Financial Accounting Standards No. 115. Those securities that the Company has the ability and intent to hold to maturity are classified as “held-to-maturity securities.” All other securities are classified as “available-for-sale.” The Company owned no trading securities at June 30, 2004. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company consist primarily of U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.

     As of June 30, 2004, held-to-maturity securities totaled $1.2 million, and available-for-sale securities totaled $458.5 million, compared to $1.3 million and $413.3 million at December 31, 2003, respectively.

	At June 30 , 2004			At December 31, 2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain (Loss)	Cost	Value	Gain (Loss)
	(dollars in thousands)
Held to maturity:
Municipal bonds	$691	$689	$(2)	$690	$689	$(1)
Mortgage-backed securities	536	544	8	638	645	7

Total	$1,227	$1,233	$6	$1,328	$1,334	$6

Available for sale:
Collateralized mortgage obligations	$103,529	$100,451	$(3,078)	$125,491	$124,096	$(1,395)
Mortgage-backed securities	173,632	171,759	(1,873)	117,139	117,484	345
U.S. government agency securities	103,484	102,980	(504)	80,845	81,426	581
Municipal bonds	71,555	70,015	(1,540)	60,741	61,403	662
Corporate bonds	8,453	8,323	(130)	13,641	13,903	262
Other securities	4,871	4,931	60	15,055	14,976	(79)

Total	$465,524	$458,459	$(7,065)	$412,912	$413,288	$376

     The unrealized losses are only temporary impairment due to the change in market interest rates.

Loan Portfolio

     The Company carries all loans at face amount, less principal repayments collected, net of deferred loan origination fees and costs, and the allowance for loan losses. Interest on all loans is accrued daily. Once a loan is placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well secured and in the process of collection.

     The Company’s net loans, including loans held for sale of $31.6 million, were $2.20 billion at June 30, 2004. This represented an increase of $950 million, or 76.2%, over net loans of $1.25 billion at December 31, 2003, including $865 million of net loans acquired in the merger with PUB. In general, Hanmi’s existing branch network continued to experience strong growth, consistent with prior years, while branches acquired from PUB experienced limited borrower attrition.

     Real estate loans increased $523.3 million, or 104.8%, to $1.0 billion at June 30, 2004, from $499.4 million at December 31, 2003, mainly due to the acquisition of PUB. Real estate loans held by existing Hanmi branches (i.e., branches other than the acquired PUB branches) increased $24.5 million, or 4.9%, during the six-month period. The slow growth of the real estate loan portfolio relative to other portfolio segments reflects management’s emphasis on controlling exposure to excessive concentration in commercial real estate.

     Total commercial loans, composed of domestic commercial, trade-financing, and SBA commercial loans, were $1.12 billion at June 30, 2004, which represented an increase of $407 million, or 57.3%, from $711 million at December 31, 2003. Commercial loans held by existing Hanmi branches increased $87.8 million, an increase of 12.4%.

     Consumer loans increased $32.4 million, or 59.0%, to $87.3 million at June 30, 2004. Of this increase, consumer loans held by existing Hanmi branches increased $6.5 million, an increase of 11.9%.

     The following table shows the Company’s loan composition by type, including loans held for sale.

	June 30,	December 31,	Increase
	2004	2003	Amount	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property	$862,810	$397,853	$464,957	116.87%
Residential property	84,681	58,477	26,204	44.81%
Construction	75,158	43,047	32,111	74.60%
Commercial and industrial loans (1)	1,118,339	711,011	407,328	57.29%
Consumer loans	87,269	54,878	32,391	59.02%

Total loans	2,228,257	1,265,266	$962,991	76.11%

Unearned income on loans, net of costs	(5,339)	(3,518)
Allowance for loan losses	(25,408)	(14,734)

Net loans receivable	$2,197,510	$1,247,014

(1)	Amount includes loans held for sale, at the lower of cost or market, of $31.6 million and $25.5 million at June 30, 2004 and December 31, 2003, respectively.

     At June 30, 2004, accruing loans 90 days past due or more were $325,000, a decrease of $232,000 from $557,000 at December 31, 2003. This was due in large part to the payoff of several trust receipt loans.

     Non-accrual loans were $8.1 million at June 30, 2004, including $2.2 million acquired through the merger with PUB. Excluding non-accrual loans acquired via the merger, non-accrual loans decreased by $2.2 million to $5.9 million. The decrease was primarily due to the charge-off of a $2.0 million commercial term loan during the first quarter of 2004.

     The table below shows the composition of the Company’s nonperforming assets as of the dates indicated.

	June 30	December 31
	2004	2003
	(dollars in thousands)
Non-accrual loans	$8,066	$8,104
Loans 90 days or more past due and still accruing (as to principal or interest)	325	557

Total non-performing loans	$8,391	$8,661

Total nonperforming assets	$8,391	$8,661

Allowance and Provision for Loan Losses

     The allowance for loan losses is maintained at a level that management believes is adequate to absorb estimated incurred loan losses inherent in various financial instruments. The adequacy of the allowance is determined through periodic evaluations of the Company’s portfolio and other pertinent factors, which are inherently subjective, as the process calls for various significant estimates and assumptions. Among others, the estimates involve the amounts and timing of expected future cash flows and the fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

     On a quarterly basis, the Company utilizes a classification migration model and individual loan review analysis tools, as starting points for determining the allowance for loan loss adequacy. The Company’s loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e., pass, special mention, substandard, and doubtful) for each loan type, except consumer loans (automobile, mortgage, and credit card), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances, unused commitments, and off-balance sheet exposures, such as letters of credit. The individual loan review analysis is the other axis of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

     The results from the above two analyses are thereafter compared to independently generated information such as peer group comparisons and the federal regulatory interagency policy for loan and lease losses. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit. Management utilized the same methodology to determine the allowance for loan loss adequacy for the loan portfolios acquired from PUB.

     The allowance for loan losses was $25.4 million at June 30, 2004, including $10.6 million acquired through the acquisition of PUB. This is an increase of $10.7 million, or 72.4%, compared to $14.7 million at December 31, 2003. The increase in the allowance for loan losses at June 30, 2004 was due primarily to the acquisition of PUB, which had an allowance for loans losses of $10.6 million at April 30, 2004, the charge-off of loans in the amount of $1.6 million, for which a specific allocation had been provided, and the provision for the first half of 2004, which was $1.8 million.

     The loan loss estimation is based on historical losses and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

     The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of June 30, 2004.

	June 30,	December 31,
	2004	2003
	(dollars in thousands)
Balances:
Average total loans outstanding during six-month period	$1,597,614	$1,119,860

Total loans outstanding at end of period	$2,228,257	$1,265,266

Allowance for Loan Losses:
Balances at beginning of period	$14,734	$12,269
Allowance for loans losses acquired in PUB acquisition	10,566	—
Charge-offs	(2,837)	(4,423)
Recoveries on loans previously charged off	1,195	1,208

Net loan charge-offs	(1,642)	(3,215)
Provision charged to operating expenses	1,750	5,680

Balances at end of period	$25,408	$14,734

Charge-off Ratios:
Net loan charge-offs to average total loans	0.10%	0.29%
Net loan charge-offs to total loans at end of period	0.07%	0.25%
Allowance for loan losses to average total loans	1.59%	1.32%
Allowance for loan losses to total loans at end of period	1.14%	1.16%
Net loan charge-offs to allowance for loan losses at end of period	6.46%	21.82%
Net loan charge-offs to provision charged to operating expenses	93.83%	56.60%
Allowance for loan losses to nonperforming loans	302.80%	170.12%

     The Company concentrates the majority of its earning assets in loans. In all forms of lending, there are inherent risks. The Company concentrates the preponderance of its loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans mainly for the purchase of automobiles.

     While the Company believes that its underwriting criteria are prudent, outside factors can adversely impact credit quality. The Company has attempted to mitigate collection problems by supporting its loans with fungible collateral. Additionally, a portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the Company’s potential for loss. The Company also utilizes credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with new loans and those that are delinquent receiving special attention. In addition to the Company’s internal grading system, loans criticized by this credit review are downgraded with appropriate allowances added if required.

     Although management believes the allowance is adequate to absorb losses as they arise, no assurance can be given that the Company will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

Deposits

     At June 30, 2004, the Company’s total deposits increased $899 million, or 62.2%, to $2.35 billion from $1.45 billion at December 31, 2003. Of this increase, deposits acquired in the merger with PUB accounted for $936 million. Demand deposits increased to $763 million at June 30, 2004 from $475 million at December 31, 2003. Demand deposits held by existing Hanmi branches increased $34 million, an increase of 7.2%, while there was limited attrition among former PUB depositors.

     Money market accounts increased to $506 million at June 30, 2004 from $206 million at December 31, 2003, an increase of 145%. Growth in money market accounts at existing Hanmi branches totaled $146 million, or 70.7%, from the December 31, 2003 balance of $206 million. Time deposits increased to $926 million at June 30, 2004, an increase of $258 million, or 38.6%, from the December 31, 2003 balance of $668 million.

     During the quarter, the Company reevaluated the profitability of its relationships with certain large former PUB depositors, which caused targeted declines of $50 million in brokered certificates of deposit and $54 million in certain volatile money market accounts following the acquisition.

     Core deposits (defined as demand, money market, and savings deposits) grew $641 million, or 82.4%, to $1,419 million from $778 million during the six months ended June 30, 2004. The overall deposit increase and a change of deposit composition was mainly due to an expansion of the branch network through the merger with PUB and the results of a special deposit campaign for money market accounts during the first quarter of 2004.

			Increase (Decrease)
	June 30,	December 31,
	2004	2003	Amount	Percentage
		(dollars in thousands)
Demand, non-interest bearing	$763,163	$475,100	$288,063	60.63%
Money market	505,872	206,086	299,786	145.47%
Savings	150,403	96,869	53,534	55.26%
Time deposits of $100,000 or more	648,238	388,944	259,294	66.67%
Other time deposits	277,564	278,836	(1,272)	(0.46)%

Total deposits	$2,345,240	$1,445,835	$899,405	62.21%

Borrowings

     The Company’s borrowings mostly take the form of advances from the Federal Home Loan Bank of San Francisco (“FHLB”), overnight federal funds, and junior subordinated debt associated with trust preferred securities.

     FHLB advances increased $113 million, or 76.4%, during the first half of 2004, to $261 million at June 30, 2004, from $148 million at December 31, 2003. The increase includes PUB’s outstanding borrowings from the FHLB of $105 million at April 30, 2004. During the first half of 2004, three trusts established by the Company issued $80 million of trust preferred securities to investors. The Company’s outstanding subordinated debt related to these offerings, used to finance the purchase of PUB, was $82 million at June 30, 2004.

Liquidity and Capital Resources

     Liquidity of the Company is defined as the ability to supply cash as quickly as needed without severely deteriorating its profitability. The Company’s major liquidity on the asset side stems from available cash positions, Federal funds sold and short-term investments categorized as available-for-sale securities, which can be disposed of without significant capital losses in the ordinary course of business. Liquidity sources on the liability side include borrowing capacities, which include Federal funds lines, repurchase agreements, and Federal Home Loan Bank advances. Thus, maintenance of high quality securities that can be used for collateral in repurchase agreements is another important feature of liquidity management.

     Liquidity risk may occur when the Bank has few short-duration securities available for sale and/or is not capable of raising funds as quickly as necessary at acceptable rates in the capital or money markets. Also, a heavy and sudden increase in cash demands for loans, deposits or other purposes such as corporate acquisitions can tighten the liquidity position. Several ratios are reviewed on a daily, monthly, and quarterly basis to manage the liquidity position and to preempt any liquidity crisis. Six specific statistics, which include the loans-to-assets ratio, off-balance sheet items, dependence on non-core deposits, foreign deposits, lines of credit, and liquid assets are reviewed regularly for liquidity management purposes.

     The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Company. Since the primary objective of the investment portfolio is to ensure proper liquidity of the Company, management maintains appropriate levels of liquid assets to avoid exposure to higher than necessary liquidity risk.

      At June 30, 2004, short-term investments totaled 4% of assets, compared to 6% at December 31, 2003. Core deposits, expressed as a percentage of total assets, increased to 41% at June 30, 2004 from 40% at December 31, 2003, while short-term non-core funding decreased to 36% of assets from 45% of assets over the same period. The ratio of short-term investments to short-term non-core funding increased slightly, to 21% from 20%. Off-balance sheet items, primarily unused credit lines, were 15% of assets, at June 30, 2004.

     The Company saw a steady demand for loans during first half of 2004. Net loans as a percentage of total assets increased slightly, to 71% of assets at June 30, 2004 from 70% of assets at December 31, 2003.

     In anticipation of the acquisition of PUB, the Bank reduced its investment portfolio in the first quarter of 2004 by $52.1 million, primarily through sales of certain mortgage-backed securities and collateralized mortgage obligations, reducing its regulatory capital requirements. In addition, in the first half of 2004, the Company raised a total of $80.0 million through the issuance of trust-preferred securities and $75.0 million through a private placement of common stock. These funds increased the Bank’s Tier 1 regulatory capital by $155.5 million and were used to finance a portion of the $164.5 million cash portion of the purchase price of PUB.

     As part of the acquisition of PUB, the Bank acquired a portfolio of liquid assets, including $27.5 million cash and balances due from banks and $76.9 million overnight Federal funds sold. During the second quarter, management reevaluated the profitability of the Bank’s relationships with certain former PUB customers. As a result, there was a $54.0 million targeted decline in certain volatile money market deposit accounts and a $50.0 million decline in brokered certificates of deposit following the acquisition, which reduced the need to maintain highly liquid assets.

     In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company’s capital needs. Total shareholders’ equity was $373.8 million at June 30, 2004. This represented an increase of $234.3 million, or 168.0%, over total shareholders’ equity of $139.5 million at December 31, 2003.

     The regulatory agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio, of 4%. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio is 3%. In addition to these uniform risk-based capital guidelines that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     At June 30, 2004, Tier 1 capital (shareholders’ equity less intangible assets) was $236.3 million. This represented an increase of $99.7 million, or 73%, over total Tier 1 capital of $136.6 million at December 31, 2003. At June 30, 2004, the Company had a ratio of total capital to total risk-weighted assets of 11.19% and a ratio of Tier 1 capital to total risk weighted assets of 10.11%. The Tier 1 leverage ratio was 9.66% at June 30, 2004.

     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to the regulatory capital requirements as of June 30, 2004.

	At June 30, 2004
	Actual		Required		Excess		Amount Required To Be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets)	$261,753	11.20%	$187,040	8%	$74,713	3.20%	$233,800	10%
Tier 1 capital (to risk-weighted assets)	236,318	10.11%	93,520	4%	142,798	6.11%	140,280	6%
Tier 1 capital (to average assets)	236,318	9.66%	97,839	4%	138,479	5.66%	122,298	5%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

     Interest rate risk indicates the Company’s exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-income assets, which is the present value of future cash flow discounted by the current interest rate. Under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of the Company’s exposure to fluctuations in market interest rates. The level of interest rate risk can be managed through the changing of gap positions, the volume of fixed-income assets, etc. For successful management of interest rate risk, the Company uses various methods with which to measure existing and future interest rate risk exposures. In addition to regular reports used in business operations, re-pricing gap analysis, stress testing, and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

     The following table shows the status of the Company’s gap position at June 30, 2004.

		After Three
		Months	After One
		But	Year But		Non-
	Within Three	Within	Within	After	Interest
	Months	One Year	Five Years	Five Years	Bearing	Total
	(dollars in thousands)
Assets
Cash (noninterest-bearing)					$82,653	$82,653
Cash (interest-bearing)	$875				—	875
Securities:
Fixed rate	29,438	$65,659	$151,708	$149,036	—	395,841
Floating rate	11,124	755	61,420	8,060	—	81,359
Loans and leases:
Fixed rate	172,980	48,647	105,964	37,555	—	365,146
Floating rate	1,813,292	27,324	14,490	—	—	1,855,106
Non-accrual	—	—	—	—	8,066	8,066
Unearned fees, loan loss allowance and discounts	—	—	—	—	(30,808)	(30,808)
Federal funds sold	24,000	—	—	—	—	24,000
Interest rate swap	(70,000)	—	70,000	—	—	—
Other assets	—	21,434	—	4,797	288,237	314,468

Total assets	$1,981,709	$163,819	$403,582	$199,448	$348,148	$3,096,706

Liabilities
Deposits:
Demand deposits	$73,004	$199,379	$421,764	$69,016		$763,163
Savings	8,306	23,376	58,949	11,153		101,784
MMDA	64,648	155,155	181,014	30,169		430,987
NOW accounts	2,247	11,233	33,699	27,708		74,887
CDs:
Fixed rate	535,429	379,440	28,901	72		943,842
Floating rate	—	251	—	—		251
Other borrowings	169,854	25,000	66,000	5,481		266,335
Other interest-bearing liabilities	4,632	13,481	12,211	2		30,326
Other liabilities	80,000	—	—	—	$31,334	111,334
Capital	—	—	—	—	373,797	373,797

Total liabilities and capital	$938,120	$807,315	$802,539	$143,601	$405,131	$3,096,706

Repricing gap	$1,043,589	$(643,496)	$(398,957)	$55,847	$(56,983)
Cumulative gap	$1,043,589	$400,093	$1,136	$56,983	$(0)

     The re-pricing gap analysis measures the static timing of re-pricing risk of assets and liabilities, i.e., a point-in-time analysis measuring the difference between assets maturing or re-pricing in a period and liabilities maturing or re-pricing within the same time period. Assets are assigned to maturity and re-pricing categories based on their expected repayment or re-pricing dates, and liabilities are assigned based on their maturity dates. Core deposits that have no maturity dates (demand deposits, savings, MMDA, and NOW accounts) are assigned to categories based on expected decay rates.

     During the quarter ended June 30, 2004, the cumulative amount of re-pricing assets as a percentage of earning assets decreased in both the less-than-three-months and the three-to-twelve-months re-pricing periods. When compared to the previous quarter, the percentage of net earning assets in the less-than-three-months period declined slightly from 40.87% to 37.97%. The cumulative percentage in the three-to-twelve-months period was 14.56%, compared to 18.83% at March 31, 2004. The issuance of trust preferred securities in the amount of $20 million contributed to these decreases in the gap position.

     The following table summarizes the most recent status of the Company’s gap position as of June 30, 2004.

	Less than 3 Months		3 to 12 Months
	Current Quarter	Previous Quarter	Current Quarter	Previous Quarter
Cumulative repricing	$1,043,589	$683,894	$400,093	$315,144
As a percentage of total assets	33.70%	38.84%	12.92%	17.90%
As a percentage of earning assets	37.97%	40.87%	14.56%	18.83%

     To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed by the Company to forecast the impact of changing interest rates on net interest income and the market value of interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a one-year horizon, given the basis point adjustments in interest rates presented below.

Current Exposure of the Company to
Hypothetical Changes in Interest Rates

(dollars in thousands)

	Projected Changes (%)		Projected Change in Amount		Expected Amount
Change in	Projected	Projected	Projected Net	Projected Economic Value of	Net	Economic Value of
Interest	Net Interest	Economic Value of	Interest	Shareholders’	Interest	Shareholders’
Rates (bps)	Income	Shareholders’ Equity	Income	Equity	Income	Equity
200	11.76%	(5.91)%	$11,978	$(27,266)	$113,803	$434,301
100	5.87%	(3.14)%	5,980	(14,487)	107,805	447,080
0	0.0%	0.00%	0	0	101,826	461,567
(100)	(7.38)%	3.62%	(7,518)	16,717	94,308	478,284
(200)	(15.81)%	9.02%	(16,103)	41,620	85,723	503,187

     In the above stress simulation, for a 100 basis point decline in interest rates, the Company may be exposed to a 7.38% decline in net interest income and a 3.62% increase in the economic value of shareholders’ equity. For a 100 basis point increase in interest rates, net interest income may increase by 5.87%, but the economic value of shareholders’ equity may decrease by 3.14%. For a 200 basis point increase in interest rates, net interest income may increase by 11.76%, but economic value of shareholders’ equity may decrease by 5.91%. For a 200 basis point decrease in interest rates, net interest income may decrease by 15.81%, but economic value of shareholders’ equity may increase by 9.02%. As shown in the above table, all figures remained well within internal policy guidelines.

     The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual change to the Company’s net interest income. These estimates are based upon a number of assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change

Contractual Obligations

     There were no material changes to the Company’s long-term debt described in its Annual Report on Form 10-K for the year ended December 31, 2003, other than the issuance in the period ended June 30, 2004 of $82.4 million junior subordinated debt discussed above.

Dividends

     On June 16, 2004, the Company declared a quarterly cash dividend of $0.10 per common share for the second quarter of 2004. The dividend was paid on July 15, 2004. Future dividend payments are subject to the Company’s future earnings and legal requirements and the discretion of the Board of Directors.

Item 4. Controls and Procedures

     The Company’s Chief Executive Officer and its Principal Financial Officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004 and concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     In the quarter ended June 30, 2004, Hanmi Financial Corporation formed Hanmi Capital Trust III, which issued a total of $20 million trust preferred securities on April 30, 2004 pursuant to a private placement underwritten by Trapeza Funding V, LLC and included in pools of trust preferred securities assembled by Trapeza.

     The Company issued junior subordinated notes bearing interest at the three-month LIBOR plus 2.63% totaling $20,619,000 in exchange for funds raised in the trust preferred offering and the Company’s $619,000 common equity investment in the trust.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 7, 2004, the Company held a special meeting of shareholders to vote upon a proposal to approve the issuance of Hanmi Financial common stock to PUB shareholders pursuant to the Agreement and Plan of Merger, dated December 22, 2003, by and among Hanmi Financial, Hanmi Bank, and PUB and in a concurrent private placement of 3,947,369 shares at $19 per share pursuant to Securities Purchase Agreements, dated December 22, 2003, with specified purchasers, in order to finance a portion of the cash consideration paid in the acquisition of PUB. 9,650,564 votes were cast in favor of the proposal, 35,734 votes were cast against it, and there were 10,928 abstentions and 4,475,667 broker non-votes.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein

Exhibit 10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as an exhibit to Exhibit 10.1)

Exhibit 10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee

Exhibit 10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as an exhibit to Exhibit 10.1)

Exhibit 10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as an exhibit to Exhibit 10.1)

Exhibit 10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein

Exhibit 10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as an exhibit to Exhibit 10.6)

Exhibit 10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee

Exhibit 10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as an exhibit to Exhibit 10.6)

Exhibit 10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as an exhibit to Exhibit 10.6)

Exhibit 10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein

Exhibit 10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as an exhibit to Exhibit 10.11)

Exhibit 10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee

Exhibit 10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as an exhibit to Exhibit 10.11)

Exhibit 10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as an exhibit to Exhibit 10.11)

Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Exhibit 32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b) Reports on Form 8-K

The Company filed Form 8-K on April 28, 2004 regarding the issuance of $20 million in trust preferred securities.

The Company filed Form 8-K on May 3, 2004 regarding the acquisition of Pacific Union Bank on April 30, 2004 and the designation of two additional directors, Kraig Kupiec and William J. Ruh.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanmi Financial Corporation

Date: August 9, 2004	By:	/s/ Jae Whan Yoo

Jae Whan Yoo
President and Chief Executive Officer

Exhibit Index

No.	Description
Exhibit 10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein

Exhibit 10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.1)

Exhibit 10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee

Exhibit 10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as exhibit B to Exhibit 10.1)

Exhibit 10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.1)

Exhibit 10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein

Exhibit 10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.6)

Exhibit 10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee

Exhibit 10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as exhibit B to Exhibit 10.6)

Exhibit 10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.6)

Exhibit 10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein

Exhibit 10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11)

Exhibit 10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee

Exhibit 10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11)

Exhibit 10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11)

Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Exhibit 32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003