Form 10-Q
period 2004-09-30
HANMI FINANCIAL CORP
filed 2004-11-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

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

Yes (x) No (   )

As of November 1, 2004, there were 24,538,317 outstanding shares of the issuer’s Common Stock.

FORM 10-Q

INDEX

HANMI FINANCIAL CORPORATION

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30	December 31
	2004	2003
	(Unaudited)
	(dollars in thousands)
ASSETS:
Cash and cash equivalents	$77,964	$62,595
Federal Reserve Bank stock	2,935	2,935
Federal Home Loan Bank stock	14,386	7,420
Securities held to maturity, at amortized cost (fair value: September 30, 2004 — $1,138; December 31, 2003 — $1,334)	1,133	1,328
Securities available for sale, at fair value	439,033	413,288
Loans receivable, net of allowance for loan losses of $23,950 at September 30, 2004; $14,734 at December 31, 2003	2,191,586	1,221,560
Loans held for sale, at the lower of cost or fair value	58,331	25,454
Customers’ liability on acceptances	5,420	3,930
Premises and equipment	19,184	8,435
Accrued interest receivable	10,002	6,686
Income tax assets	9,958	7,207
Servicing asset	3,633	2,364
Goodwill	209,592	1,831
Core deposit intangible	12,163	212
Bank-owned life insurance — cash surrender value	21,650	11,137
Other assets	12,928	9,372

TOTAL ASSETS	$3,089,898	$1,785,754

LIABILITIES:
Deposits:
Non interest-bearing	$721,959	$475,100
Interest-bearing:
Savings	152,441	96,869
Money market checking	583,611	206,086
Time deposits of $100,000 or more	701,055	388,944
Other time deposits	245,597	278,836

Total deposits	2,404,663	1,445,835

Accrued interest payable	6,274	4,403
Acceptances outstanding	5,420	3,930
Other borrowed funds	192,133	182,999
Junior subordinated debentures	82,406	—
Other liabilities	8,883	9,120

Total liabilities	2,699,779	1,646,287

SHAREHOLDERS’ EQUITY:
Common stock, $.001 par value; authorized 200,000,000 shares; issued and outstanding, 24,538,317 shares, and 14,163,410 shares at September 30, 2004 and December 31, 2003, respectively	25	14
Additional paid-in capital	333,756	103,082
Accumulated other comprehensive income:
Unrealized gain on securities available for sale and interest rate swaps, net of income taxes of $1,094 and $220 at September 30, 2004 and December 31, 2003, respectively	1,678	386
Retained earnings	54,660	35,985

Total shareholders’ equity	390,119	139,467

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,089,898	$1,785,754

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Unaudited)(dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$34,567	$16,872	$80,073	$47,052
Interest on investments	4,674	2,631	12,894	8,608
Interest on term Federal funds sold	—	22	—	208
Interest on Federal funds sold	28	35	100	270

Total interest income	39,269	19,560	93,067	56,138
INTEREST EXPENSE	9,276	5,111	21,930	15,675

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	29,993	14,449	71,137	40,463
PROVISION FOR LOAN LOSSES	—	1,700	1,750	4,380

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,993	12,749	69,387	36,083

NON-INTEREST INCOME:
Service charges on deposit accounts	4,197	2,680	10,388	7,655
Trade finance fees	1,253	711	3,088	2,129
Remittance fees	456	233	1,149	688
Other service charges and fees	240	214	787	680
Bank-owned life insurance income	216	127	513	383
Other income	360	180	1,124	577
Gain on sales of loans	352	307	1,654	1,629
Gain (loss) on sales of securities available for sale	115	(8)	124	850

Total non-interest income	7,189	4,444	18,827	14,591

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,540	5,259	23,182	15,511
Occupancy and equipment	2,299	1,387	5,816	3,855
Data processing	1,442	775	3,326	2,310
Supplies and communications	981	335	1,959	1,113
Professional fees	600	215	1,483	939
Advertising and promotional expense	630	318	2,053	1,091
Loan referral fees	463	218	1,092	653
Amortization of core deposit intangible	686	30	1,185	91
Other operating expense	2,058	1,138	5,069	3,360
Acquisition-related expenses	325	—	2,053	—

Total non-interest expenses	19,024	9,675	47,218	28,923

INCOME BEFORE PROVISION FOR INCOME TAXES	18,158	7,518	40,996	21,751
PROVISION FOR INCOME TAXES	7,089	2,573	15,996	7,613

NET INCOME	$11,069	$4,945	$25,000	$14,138

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Unaudited)(dollars in thousands)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) arising during the period	5,866	(374)	1,319	(132)
Reclassification adjustment for realized gain on securities available for sale included in net income	(70)	5	(76)	(519)
Unrealized gain (loss) on cash flow hedge	794	(56)	71	623

Other comprehensive income (loss)	6,590	(425)	1,314	(28)

TOTAL COMPREHENSIVE INCOME	$17,659	$4,520	$26,314	$14,110

Earnings per share:
Basic	$0.45	$0.35	$1.25	$1.01
Diluted	$0.44	$0.34	$1.23	$0.99

See accompanying notes to consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
	(Unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,000	$14,138
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	4,751	1,302
Amortization of core deposit intangible	1,185	91
Provision for loan losses	1,750	4,380
Federal Home Loan Bank stock dividend	(296)	(74)
Gain on sale of securities available for sale	(124)	(850)
Change in fair value of interest rate swaps	(19)	—
Gain on sale of loans	(1,654)	(1,629)
Loss on sale of fixed assets	9	61
Deferred tax provision	2,311	—
Origination of loans held for sale	(58,266)	(30,954)
Proceeds from sale of loans held for sale	26,725	21,933
(Increase) decrease in accrued interest receivable	470	(1,261)
Increase in cash surrender value of bank-owned life insurance	(513)	(384)
(Increase) decrease in other assets	3,366	(332)
Increase (decrease) in accrued interest payable	(1,270)	579
Increase (decrease) in other liabilities	(13,975)	2,661

Net cash and cash equivalents provided by (used in) operating activities	(10,550)	9,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured term Federal funds sold	—	25,000
Proceeds from matured or called securities available for sale	93,111	123,225
Proceeds from matured or called securities held to maturity	196	6,096
Proceeds from sale of securities available for sale	52,634	33,076
Net increase in loans receivable	(105,716)	(196,833)
Purchases of Federal Home Loan Bank stock	(414)	(2,130)
Purchases of securities available for sale	(15,660)	(328,386)
Purchases of bank-owned life insurance	(10,000)	—
Purchase of premises and equipment	(815)	(1,358)
Acquisition of PUB, net of cash acquired	(64,000)	—

Net cash and cash equivalents used in investing activities	(50,664)	(341,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	22,185	217,899
Issuance of junior subordinated debentures	82,406	—
Proceeds from exercise of stock options	2,223	1,850
Stock issued through private placement	71,710	—
Cash dividends paid	(5,286)	(4,219)
Increase (decrease) in other borrowed funds	(96,655)	46,661

Net cash and cash equivalents provided by financing activities	76,583	262,191

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,369	(69,458)

	2004	2003
	(Unaudited)
	(dollars in thousands)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	62,595	122,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,964	$53,314

Supplemental disclosures of cash flow information:
Interest paid	$20,059	$15,096
Income taxes paid	$22,401	$7,252

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

     Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of Los Angeles, Orange, San Diego, San Francisco, and Santa Clara counties. Hanmi Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank’s client base reflects the multi-ethnic composition of these communities. On April 30, 2004, the Company completed its acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that, like Hanmi, serves primarily the Korean-American community. At September 30, 2004, Hanmi Bank had twenty-seven full-service branch offices located in Los Angeles, Orange, Santa Clara, San Francisco, and San Diego counties. On October 4, 2004, it closed four branches as planned.

Note 2. Basis of Presentation

     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and its subsidiaries reflect all adjustments necessary to a fair presentation of the results for the interim period ended September 30, 2004, but are not necessarily indicative of the results which will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America. The interim information should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

     Descriptions of the Company’s significant accounting policies are included in Note 1, Summary of Significant Accounting Policies, in the Company’s 2003 Form 10-K. Certain reclassifications were made to the prior period presentation to conform to the current period’s presentation.

Note 3. Investment Securities

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004, were as follows:

Holding Period
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Held to Maturity:
Municipal bonds	$—	$—	$691	$(2)	$691	$(2)

	Holding Period
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale:
Collateralized mortgage obligations	$28,831	$(478)	$22,321	$(709)	$51,153	$(1,186)
Mortgage-backed securities	46,001	(345)	21,660	(236)	67,661	(582)
Municipal bonds	439	(1)	5,846	(127)	6,284	(128)
Other securities	995	(5)	971	(29)	1,966	(34)

	$76,266	$(829)	$50,798	$(1,101)	$127,064	$(1,930)

     The temporary impairment is the result of a change in market interest rates and is not a result of the underlying issuer’s ability to repay. Accordingly, we have not recognized the temporary impairment in our results of operations.

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

	Quarter Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net income, as reported	$11,069	$4,945	$25,000	$14,138
Stock-based compensation expense, net of tax	196	51	406	415

Pro forma net income	$10,873	$4,894	$24,594	$13,723

Earnings per share:
As reported:
Basic	$0.45	$0.35	$1.25	$1.01
Diluted	$0.44	$0.34	$1.23	$0.99
Pro forma:
Basic	$0.44	$0.35	$1.23	$0.98
Diluted	$0.44	$0.34	$1.21	$0.96

Note 5. Earnings per Share

     Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury.

     The following table presents a reconciliation of the components used to derive basic and diluted earnings per share for the periods indicated.

		Weighted
		Average
	Income	Shares	Per Share
For the Quarter Ended September 30	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share data)
2004:
Basic EPS — Income available to common shareholders	$11,069	24,485,597	$0.45
Effect of dilutive stock options	—	416,310	(0.01)

Diluted EPS — Income available to common shareholders	$11,069	24,901,907	$0.44

2003:
Basic EPS — Income available to common shareholders	$4,945	14,095,919	$0.35
Effect of dilutive stock options	—	288,632	(0.01)

Diluted EPS — Income available to common shareholders	$4,945	14,384,551	$0.34

		Weighted
		Average
	Income	Shares	Per Share
Nine Months Ended September 30	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share data)
2004:
Basic EPS — Income available to common shareholders	$25,000	19,938,644	$1.25
Effect of dilutive stock options	—	341,503	(0.02)

Diluted EPS — Income available to common shareholders	$25,000	20,280,147	$1.23

2003:
Basic EPS — Income available to common shareholders	$14,138	14,014,959	$1.01
Effect of dilutive stock options	—	288,460	(0.02)

Diluted EPS — Income available to common shareholders	$14,138	14,303,419	$0.99

Note 6. Derivative Financial Instruments

     The Company has entered into interest-rate swaps to hedge the interest-rate risk associated with the cash flows of specifically identified variable-rate loans. As of September 30, 2004, the Company had five interest-rate swap agreements with a total notional amount of $70 million, wherein the Company receives a fixed rate of 5.77% and 6.37% at quarterly intervals for each $20 million notional amount and a fixed rate of 6.51%, 6.76%, and 7.29% for each $10 million notional amount, respectively. The swaps expire over the period March 14, 2008 through May 17, 2009. The Company pays a floating rate at quarterly intervals based on The Wall Street Journal published prime rate.

     At September 30, 2004, the fair value of the interest rate swaps was in a favorable position of $370,000. A total of $191,000, net of tax, is included in other comprehensive income. The fair value of the interest rate swaps is included in other assets in the accompanying consolidated statements of financial condition. Expenses of $4,000 related to swap ineffectiveness were recorded in the Company’s income statement for the quarter ended September 30, 2004.

Note 7. Current Accounting Matters

     In March 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") Issue No. 03-1, “ The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This EITF describes a model involving three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) recognize any impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. In September, the FASB approved the deferral of the effective date for EITF No. 03-1 pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuation.

     The Company uses interest rate swaps to enter into cash flow hedges of variable prime-rate-based interest payments on portions of its loan portfolio using the first-payments-received technique. Effective October 1, 2004, the Company intends to apply the guidance contained in Emerging Issues Task Force Issue No. G25 to such hedges. As such, the Company will recognize the fixed rate received on such loans in income, unless it determines the level of defaults in its portfolio or the margins in excess of its prime rate received increase to such a level as to warrant recognition of hedge ineffectiveness.

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

     In addition, all outstanding PUB employee stock options were converted into 68,707 options to purchase Hanmi stock valued at $1.1 million in total. Based on Hanmi’s average price of $25.06 for the five-day trading period from April 28 through May 4, 2004, the total consideration paid for PUB was $325.2 million and resulted in the recognition of goodwill aggregating approximately $207.8 million. This amount, as well as the fair values of assets and liabilities recorded, may change as certain estimates are finalized.

     The fair value of PUB net assets acquired was as follows:

(dollars in thousands)

Assets:
Cash and due from banks	$27,527
Federal fund sold	76,900
Federal Home Loan Bank stock	6,256
Securities available for sale	157,905
Loans receivable, net of allowance for loan losses	865,743
Premises and equipment	11,668
Accrued interest receivable	3,786
Goodwill	207,761
Core deposit intangible	13,137

Other assets	13,198

Total assets	1,383,881

Liabilities:
Deposits	936,643
Borrowings	105,789
Other liabilities	16,271

Total liabilities	1,058,703

Net assets acquired	$325,178

     The core deposit intangible is being amortized over its estimated useful life of five years. None of the goodwill balance is expected to be deductible for income tax purposes.

     The Company’s post-merger integration of PUB’s operations is proceeding substantially as planned. During the third quarter, the Company successfully completed the conversion of PUB’s core loan, deposits and general ledger data processing systems onto Hanmi Bank’s platform. On October 4, 2004, the Bank closed four redundant branches, bringing the total number of branches to 23.

     Following the acquisition of PUB, management initiated and approved plans to restructure the operations of the existing Hanmi and PUB branch networks and corporate headquarters to eliminate duplicative facilities, streamline operations, and reduce costs. Through September 30, 2004, 41 employees had been terminated. On a pro forma basis, the combined employee headcount of Hanmi and PUB decreased from 671 as of December 31, 2003 to 538 as of September 30, 2004, primarily as a result of attrition and the hiring freeze instituted January 2, 2004.

     Merger-related costs recognized as expenses during the second and third quarters of 2004 consist of employee retention bonuses, the costs of vacating duplicative branches within Hanmi’s existing network, and the impairment of fixed assets (primarily leasehold improvements) associated with such branches. Of the $2,053,000 provided, $735,000 was utilized and charged against the related liability in the second and third quarters of 2004.

     Certain costs (primarily PUB employee severance, data processing contract termination costs, and the costs of vacating duplicative branches within PUB’s network) were recognized as liabilities assumed in the business combination or impairments of fixed assets associated with such branches. Accordingly, they have been considered part of the purchase price of PUB and recorded as an increase in the balance of goodwill. Of the $4,515,000 provided, $2,311,000 was utilized and charged against the related liability in the second and third quarters of 2004.

     The Company incurred the following merger-related costs through September 30, 2004.

		Included in
	Expensed	Cost of Acquisition
	(dollars in thousands)
Merger-related costs:
Employee termination costs	$1,364	$1,425
Contract termination costs	—	1,828
Leasehold termination costs	348	1,262
Asset impairments	341	—

Total	$2,053	$4,515

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

	Nine Months Ended September 30
	2003	2004
Net interest income	$65,144	$90,326
Provision for loan losses	5,680	2,150
Non-interest income	23,755	25,012
Non-interest expenses	51,520	66,578	(1)
Provision for income taxes	10,977	18,131

Net income	$20,722	$28,479

Weighted average number of shares outstanding (thousands):
Basic	24,252,615	24,423,683
Diluted	24,829,637	24,777,263
Earnings per share:
Basic	$ 0.85	$ 1.17
Diluted	$ 0.83	$ 1.15

(1) $7.4 million of legal expense incurred related to the merger was not considered in adjustment entries.

Note 9. Off-balance Sheet Commitments

     As part of its service to its small-to medium-sized business customers, Hanmi Bank from time to time issues formal loan commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit and standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by Hanmi Bank to guarantee the performance of a customer to a third party.

     The following table shows the distribution of the Hanmi Bank’s undisbursed loan commitments as of the dates indicated.

	September 30	December 31
	2004	2003
	(dollars in thousands)
Off-Balance Sheet Commitments:
Commitments to extend credit	$352,630	$253,722
Standby letters of credit	46,062	34,434
Commercial letters of credit	63,391	34,261
Guaranteed credit cards	9,648	3,801

Total	$471,731	$326,218

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced the Company’s results of operations and financial condition for the three months and nine months ended September 30, 2004. This analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and with the unaudited financial statements and notes thereto set forth in this report.

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

     During the nine months ended September 30, 2004, the application of Statement of Financial Accounting Standards No. 141 “Business Combinations,” to the purchase of Pacific Union Bank required significant estimates and assumptions. We engaged outside experts including appraisers to assist in estimating the fair values of certain assets acquired, particularly the loan portfolio, core deposit intangible asset, and fixed assets. The fair values of financial assets, including the investments portfolio, deposits, and borrowings, were estimated by the Bank, using market data regarding securities market prices and interest rates. We also evaluated long-lived assets for impairment and recorded any necessary adjustments. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination,” we recognized liabilities assumed for costs to involuntarily terminate employees of PUB and costs to exit activities of PUB under an exit plan approved by Hanmi Bank’s board of directors.

     We believe the allowance for loan losses is the critical accounting policy that requires the most significant estimates and assumptions, which are particularly susceptible to significant change in the preparation of our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance and Provision for Loan Losses” for a description of the methodology used to determine the allowance for loan losses.

Selected Financial Data

     The following table sets forth certain selected financial data for the periods indicated.

	For the Quarter Ended September 30
	2004	2003
	(dollars in thousands)
AVERAGE BALANCES:
Average net loans	$2,244,403	$1,143,773
Average interest-earning assets	2,714,148	1,567,484
Average assets	3,119,083	1,663,538
Average deposits	2,438,223	1,473,048
Average interest-bearing liabilities	1,964,657	1,077,719
Average equity	379,028	134,595
Average tangible equity	157,164	132,504
PERFORMANCE RATIOS:
Return on average assets (1)	1.42%	1.19%
Return on average equity (1)	11.68%	14.70%
Return on average tangible equity(1)(2)	28.17%	14.93%
Net interest margin (3)	4.42%	3.69%
Efficiency ratio (4)	51.16%	51.21%
Dividend payout ratio	22.17%	28.55%

	For the Nine Months Ended September 30
	2004	2003
	(dollars in thousands)
AVERAGE BALANCES:
Average net loans	$1,800,269	$1,067,284
Average interest-earning assets	2,251,340	1,481,770
Average assets	2,524,788	1,578,555
Average deposits	2,017,851	1,388,007
Average interest-bearing liabilities	1,599,515	1,026,248
Average equity	259,345	130,030
Average tangible equity	133,282	127,893
PERFORMANCE RATIOS:
Return on average assets (1)	1.32%	1.19%
Return on average equity (1)	12.85%	14.50%
Return on average tangible equity(1)(2)	25.01%	14.74%
Net interest margin (3)	4.21%	3.64%
Efficiency ratio (4)	52.49%	52.54%
Dividend payout ratio	25.29%	29.85%
CAPITAL RATIOS: (5)
Leverage capital ratio	8.48%	7.94%
Tier 1 risk-based capital ratio	10.42%	10.26%
Total risk-based capital ratio	11.43%	11.31%
Book value per share	$15.90	$9.64

	For the Nine Months Ended September 30
	2004	2003
	(dollars in thousands)
ASSET QUALITY RATIOS:
Net charge-offs to average total loans (6)	0.23%	0.29%
Allowance for loan losses to total gross loans	1.05%	1.13%
Allowance for loan losses to non-performing loans	353.82%	160.97%
Total non-performing assets to total assets (7)	0.22%	0.49%

(1)	Calculations are based upon annualized net income.

(2)	Tangible equity is calculated by subtracting goodwill and the core deposit intangible from shareholders’ equity.

(3)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)	The efficiency ratio is calculated as the ratio of total non-interest expenses to the sum of net interest income before provision for loan losses and total non-interest income including securities gains and losses.

(5)	The required ratios for a “well-capitalized” institution as defined by regulations of the Board of Governors of the Federal Reserve System, are 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital.

(6)	Net charge-offs was annualized to calculate the ratio.

(7)	Non-performing assets consist of non-performing loans, which include non-accrual loans, loans past due 90 days or more and still accruing interest, and restructured loans.

Forward-Looking Information

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Words such as “expect,” “feel,” “will,” “may,” “anticipate,” “plan,” “estimate,” “intend,” “should,” and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) our business and the business of Pacific Union Bank may not be combined successfully, and the growth opportunities and cost savings from the merger may not be fully realized or may take longer to realize than expected; (2) operating costs and business disruptions following the merger, including adverse effects on relationships with employees, may be greater than expected; (3) competitive factors which could affect net interest income and non-interest income, general economic conditions which could affect the volume of loan originations, deposit flows and real estate values; and (4) the levels of non-interest income and the amount of loan losses as well as other factors discussed in our filings with the Securities and Exchange Commission or FDIC, as the case may be, from time to time. For additional information concerning these factors, see our Form 10-K filed with the Securities and Exchange Commission on March 15, 2004 under the headings “Factors That May Affect Future Results of Operations,” “Interest Rate Risk Management,” and “Liquidity and Capital Resources.” We undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Results of Operations

Overview

     The Company’s net income for the three months ended September 30, 2004 was $11.1 million, or $0.44 per diluted share, compared to $4.9 million, or $0.34 per diluted share, for the three months ended September 30, 2003. The 123.8% increase in net income for 2004 as compared to 2003 was primarily due to the acquisition of interest-earning assets totaling $1.1 billion as part of the merger with Pacific Union Bank ("PUB"). Net interest income before provision for loan losses increased $15.5 million, or 107.6%, due to ongoing growth in the loan portfolio as well as the newly acquired interest-earning assets. Non-interest income increased by $2.7 million, or 61.8%, mainly due to an increase in service charges on deposit accounts. Non-interest expenses increased by $9.3 million, or 96.6%, including $325,000 of non-recurring restructuring expenses. This increase was primarily attributable to the additional salaries and employee benefits, occupancy, professional fees, and data processing expenses incurred during the post-merger integration period. The annualized return on average assets was 1.42% for the three months ended September 30, 2004, compared to a return on average assets of 1.19% for the same period of 2003, an increase of 23 basis points. The annualized return on average equity was 11.68% for the three months ended September 30, 2004, and return on tangible equity was 28.17%, compared to 14.70% and 14.93%, respectively, for the same period in 2003.

     The Company’s net income for the nine months ended September 30, 2004 was $25.0 million or $1.23 per diluted share, compared to $14.1 million, or $0.99 per diluted share, for the nine months ended September 30, 2003. This increase in net income was primarily attributable to the acquisition of interest-earning assets totaling $1.1 billion as part of the merger with PUB. Net interest income before provision for loan losses increased $30.7 million, or 75.8%, to $71.1 million and non-interest income increased by $4.2 million, or 29.0%, to $18.8 million. Non-interest expenses increased by $18.3 million, or 63.3%, including $2.1 million of non-recurring restructuring expenses. The annualized return on average assets was 1.32% for the nine months ended September 30, 2004, compared to a return on average assets of 1.19% for the same period of 2003, an increase of thirteen basis points. The annualized return on average equity was 12.85%, and return on tangible equity was 25.01%, compared to 14.50% and 14.74%, respectively, for the same period in 2003.

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

     For the three months ended September 30, 2004, the Company’s net interest income before provision for loan losses was nearly $30.0 million. This represented an increase of $15.5 million, or 107.6%, over net interest income before provision for loan losses of $14.4 million for the three months ended September 30, 2003. The interest rate spread increased to 3.90% for the three months ended September 30, 2004, from 3.09% for the same period in 2003. The change was mainly due to an increase in rates received on loans and investments as the Company increased its prime rate by a total of 75 basis points. Approximately 90% of the Company’s loan portfolio is tied to its prime rate. The Company also emphasized spread income and disposed of certain low yielding assets in the first and second quarters of 2004 and reinvested the proceeds from the amortization of its investment portfolio into loan production. Average loans outstanding increased from 71.9% of average interest-earning assets in the third quarter of 2003 to 82.7% of average interest-earning assts in the third quarter of 2004. The net interest margin also increased by 73 basis points to 4.42% for the three months ended September 30, 2004, from 3.69% for the same period in 2003, due to an increase in the volume of interest-earning assets with higher interest rates.

     For the nine months ended September 30, 2004, the Company’s net interest income before provision for loan losses was $71.1 million. This represented an increase of $30.7 million, or 75.8%, over net interest income before provision for loan losses of $40.5 million for the nine months ended September 30, 2003. The interest rate spread increased to 3.68% for the nine months ended September 30, 2004, from 3.01% for the same period in 2003. The change was mainly due to an increase in rates received on loans and investments. The net interest margin also increased 57 basis points to 4.21% for the nine months ended September 30, 2004, from 3.64% for the same period in 2003, due to an increase in the volume of interest earning assets with higher interest rates.

     Total interest income increased $19.7 million, or 100.8%, to $39.3 million for the three months ended September 30, 2004, from $19.6 million for the three months ended September 30, 2003. Total interest income increased $36.9 million, or 65.8%, to $93.1 million for the nine months ended September 30, 2004 from $56.1 million for the nine months ended September 30, 2003. The increase was mainly the result of an increase in the volume of interest-earning assets obtained through the acquisition of PUB. For the third quarter of 2004, average interest-earning assets increased by $1.15 billion, or 73.2%, to $2.71 billion, compared to $1.57 billion a year ago. For the nine months ended September 30, 2004, average interest-earning assets increased by $770 million, or 51.9%, to $2.25 billion, compared to $1.48 billion a year ago.

     The Company’s interest expense on deposits and other borrowed funds for the three months ended September 30, 2004 increased by $4.2 million, or 81.5%, to $9.3 million, from $5.1 million for the three months ended September 30, 2003. The Company’s interest expense on deposits and other borrowed funds for the nine months ended September 30, 2004 increased by $6.3 million, or 39.9%, to $21.9 million, from $15.7 million for the nine months ended September 30, 2003. The increases reflect an increase in interest-bearing liabilities related to the acquisition of PUB, partially offset by a decrease in interest rates paid to depositors.

     Average interest-bearing liabilities were $1.96 billion and $1.60 billion for the three months and nine months ended September 30, 2004, which represented increases of $887 million, or 82.3%, and $573 million, or 55.9%, respectively, from average interest-bearing liabilities of $1.08 billion and $1.03 billion for the same periods a year ago. The cost of average interest-bearing liabilities decreased to 1.89% and 1.83% for the three months and nine months ended September 30, 2004, compared to costs of 1.90% and 2.04% for the same periods in 2003. Overall interest on deposits decreased mainly due to the repricing of interest rates on long-term certificates of deposit to lower interest rates as the deposits matured and the acquisition of PUB’s deposits, which had a lower average interest rate compared to Hanmi’s deposits portfolio.

     The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for the periods indicated. All average balances are daily average balances.

	For the Quarter Ended September 30
	2004			2003
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Net loans (1)	$2,244,403	$34,567	6.16%	$1,143,773	$16,872	5.90%
Municipal securities (2)	71,090	783	6.78%	33,471	347	6.38%
Obligations of other U.S. government agencies	96,317	932	3.87%	72,392	620	3.43%
Other debt securities	276,628	2,726	3.94%	291,804	1,597	2.19%
FRB and FHLB stock	17,347	232	5.34%	6,063	67	4.42%
Federal funds sold	8,263	28	1.37%	13,296	35	1.05%
Term Federal funds sold	—	—	—	6,685	22	1.32%
Interest-earning deposits	100	1	—	—	—	—

Total interest-earning assets	2,714,148	39,269	5.79%	1,567,484	19,560	4.99%

Noninterest-earning assets:
Cash and cash equivalents	97,317			79,492
Premises and equipment, net	19,271			8,504
Other assets	288,347			8,278

Total noninterest-earning assets	404,935			96,274

Total assets	$3,119,083			$1,663,538

Interest-bearing liabilities:
Deposits:
Money market deposits	$578,278	2,471	1.71%	$204,405	577	1.13%
Savings deposits	148,943	497	1.34%	95,540	390	1.63%
Time certificates of deposit of $100,000 or more	704,313	2,999	1.70%	425,684	1,978	1.86%
Other time deposits	259,573	1,368	2.11%	305,915	1,830	2.39%
Other borrowings	273,550	1,941	2.84%	46,175	336	2.91%

Total interest-bearing liabilities	1,964,657	9,276	1.89%	1,077,719	5,111	1.90%

Noninterest-bearing liabilities:
Demand deposits	747,116			441,504
Other liabilities	28,282			9,720

Total noninterest-bearing liabilities	775,398			451,224

Total liabilities	2,740,055			1,528,943
Stockholders’ equity	379,028			134,595

Total liabilities and stockholders’ equity	$3,119,083			$1,663,538

Net interest income		$29,993			$14,449

Net interest spread (3)			3.90%			3.09%
Net interest margin (4)			4.42%			3.69%

	For the Nine Months Ended September 30
	2004			2003
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Net loans (1)	$1,800,269	$80,073	5.93%	$1,067,284	$47,052	5.88%
Municipal securities (2)	69,085	2,229	6.62%	27,822	876	6.46%
Obligations of other U.S. government agencies	89,918	2,481	3.68%	66,252	1,658	3.34%
Other debt securities	265,556	7,614	3.82%	268,997	5,878	2.91%
FRB and FHLB stock	14,369	566	5.25%	5,543	196	4.71%
Federal funds sold	11,770	100	1.14%	28,308	270	1.27%
Term Federal funds sold	—	—	—	17,564	208	1.58%
Interest-earning deposits	373	4	1.51%	—	—	—

Total interest-earning assets	2,251,340	93,067	5.51%	1,481,770	56,138	5.05%

Noninterest-earning assets:
Cash and cash equivalents	84,717			79,492
Premises and equipment, net	14,456			8,504
Other assets	174,275			8,278

Total non-interest earning assets	273,448			96,274

Total assets	$2,524,788			$1,578,044

Interest-bearing liabilities:
Deposits:
Money market deposits	$423,816	5,201	1.64%	$207,868	1,943	1.25%
Savings deposits	124,551	1,219	1.31%	97,397	1,529	2.09%
Time certificates of deposit of $100,000 or more	572,768	7,301	1.70%	364,571	5,448	1.99%
Other time deposits	253,152	3,806	2.00%	307,022	5,703	2.48%
Other borrowings	225,228	4,403	2.61%	49,390	1,052	2.84%

Total interest-bearing liabilities	1,599,515	21,930	1.83%	1,026,248	15,675	2.04%

Noninterest-bearing liabilities:
Demand deposits	643,564			411,148
Other liabilities	22,364			10,618

Total noninterest-bearing liabilities	665,928			421,766

Total liabilities	2,265,443			1,448,014
Stockholders’ equity	589,345			130,030

Total liabilities and stockholders’ equity	$2,524,788			$1,578,044

Net interest income		$71,137			$40,463

Net interest spread (3)			3.68%			3.01%
Net interest margin (4)			4.21%			3.64%

(1)	Loan fees have been included in the calculation of interest income. Loan fees were $2.1 million and $0.9 million for the three months ended September 30, 2004 and 2003, and $4.7 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(2)	Yields on securities exempt from Federal income taxes have been computed on a tax-equivalent basis, using an effective marginal rate of 35%.

(3)	Represents the average rate earned on interest-bearing assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as percentage of average interest-earning assets.

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

	For the Quarter Ended September 30
	2004 vs. 2003
	Increases (Decreases)
	Due to Change
	Volume	Rate	Total
Interest-earning assets—interest income (1):
Net loans (2)	$16,919	$775	$17,694
Municipal securities (3)	413	23	436
Obligations of other U.S. government agencies	224	88	312
Other debt securities	(87)	1,215	1,128
FRB and FHLB stock	148	17	165
Federal funds sold	(16)	9	(7)
Term Federal funds sold	(11)	(11)	(22)
Interest-earning deposits	3	—	3

Total	17,593	2,116	19,709

Interest-bearing liabilities — interest expense:
Deposits:
Money market deposits	1,478	415	1,893
Savings deposits	188	(81)	107
Time certificates of deposit of $100,000 or more	1,199	(178)	1,021
Other time deposits	(259)	(203)	(462)
Other borrowings	1,614	(8)	1,606

Total	4,220	(55)	4,165

Change in net interest income	$13,373	$2,171	$15,544

	For the Nine Months Ended September 30
	2004 vs. 2003
	Increases (Decreases)
	Due to Change
	Volume	Rate	Total
Interest-earning assets — interest income (1):
Net loans (2)	$32,598	$422	$33,020
Municipal securities (3)	1,331	22	1,353
Obligations of other U.S. government agencies	639	184	823
Other debt securities	(76)	1,813	1,737
FRB and FHLB stock	345	25	370
Federal funds sold	(143)	(26)	(169)
Term Federal funds sold	(104)	(104)	(208)
Interest-earning deposits	3	—	3

Total	34,593	2,336	36,929

	For the Nine Months Ended September 30
	2004 vs. 2003
	Increases (Decreases)
	Due to Change
	Volume	Rate	Total
Interest-bearing liabilities – interest expense:
Deposits:
Money market deposits	2,504	754	3,258
Savings deposits	358	(667)	(309)
Time certificates of deposit of $100,000 or more	2,747	(896)	1,851
Other time deposits	(909)	(987)	(1,896)
Other borrowings	3,444	(93)	3,351

Total	8,144	(1,889)	6,255

Change in net interest income	$26,449	$4,225	$30,674

(1)	Amounts exclude interest attributable to loans on non-accrual status.

(2)	Loan fees have been included in the calculation of interest income. Loan fees were $2.1 million and $0.9 million for the three months ended September 30, 2004 and 2003, and $4.7 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

(3)	Yields on securities exempt from Federal income taxes have been computed on a tax-equivalent basis, using an effective marginal rate of 35%.

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is determined by management, through a disciplined credit review process, to be the amount needed to maintain an allowance that is sufficient to absorb probable losses inherent in the Company’s loan portfolio. For the quarter ended September 30, 2004, the Company did not record a provision for loan losses. This compared to a provision of $1.7 million in the third quarter of 2003 and reflected a continued declining trend in nonperforming assets and non-accrual loans and a stable level of charge offs, which were $4.4 million in the first nine months of both 2004 and 2003. In addition, in 2004, the provision reflected an addition to the allowance of $10.6 million associated with the PUB acquisition. The provision in the third quarter of 2004 was lower than the level of charge offs, reflecting improved credit quality in the loan portfolio evidenced by limited migration of loans into non-performing status, caused primarily by the general improvement in the California economy in 2004. (See “Allowance and Provision for Loan Losses.”)

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is mainly composed of service charges and fees on deposit accounts, fees related to trade finance, and gains on sales of loans and investment securities. Non-interest income was $7.2 million and $18.8 million in the quarter and nine months ended September 30, 2004, respectively, which represented increases of $2.7 million, or 61.8%, and $4.2 million, or 29.0%, compared to $4.4 million and $14.6 million recognized in the same periods in 2003.

     The increase was mainly due to an increase of $1.5 million, or 56.6%, and an increase of $2.7 million, or 35.7%, in service charges on deposit accounts in the quarter and nine months ended September 30, 2004, respectively. This increase was mainly due to an overall deposit increase, primarily as a result of the acquisition of PUB.

     The Company earned trade finance fees, remittance fees, and other charges and fees aggregating $2.0 million and $5.0 million in the quarter and nine months ended September 30, 2004, respectively. This represented representing increases of 68.3% and 43.7% when compared to $1.2 million and $3.5 million earned in the third quarter and first nine months of 2003, respectively. These revenue increases were attributable to growth in the customer base, primarily because of the acquisition of PUB.

     Gain on sales of securities totaled $124,000 for first nine months of 2004, representing a decrease of $726,000 from the same period in 2003, when gain on sales of securities totaled $850,000, because the Company focused on repositioning the balance sheet to achieve increased margins in its sale activity in 2004.

     The Company sells the guaranteed portion of certain Small Business Administration (“SBA”) loans it originates in the secondary market, while the Company retains servicing rights. Third quarter 2004 gain on sales of loans increased $45,000, or 14.7% to $352,000, compared to $307,000 in the third quarter of 2003. For the nine months ended September 30, 2004, gain on sales of loans was $1.7 million, which was comparable to a year ago.

The breakdown of non-interest income by category is reflected below:

	For the Quarter Ended
	September 30		Increase (Decrease)
	2004	2003	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$4,197	$2,680	$1,517	56.6%
Trade finance fees	1,253	711	542	76.2%
Remittance fees	456	233	223	95.7%
Other service charges and fees	240	214	26	12.2%
Bank-owned life insurance income	216	127	89	70.1%
All other non-interest income	360	180	180	100.0%
Gain on sales of loans	352	307	45	14.7%
Gain (loss) on sales of securities available for sale	115	(8)	123	—

Total	$7,189	$4,444	$2,745	61.8%

	For the Nine Months Ended
	September 30		Increase (Decrease)
	2004	2003	Amount	Percentage
	(dollars in thousands)
Service charges on deposit accounts	$10,388	$7,655	$2,733	35.7%
Trade finance fees	3,088	2,129	959	45.0%
Remittance fees	1,149	688	461	67.0%
Other service charges and fees	787	680	107	15.7%
Bank-owned life insurance income	513	383	130	33.9%
All other non-interest income	1,124	577	547	94.8%
Gain on sales of loans	1,654	1,629	25	1.5%
Gain on sales of securities available for sale	124	850	(726)	(85.4)%

Total	$18,827	$14,591	$4,236	29.0%

Non-interest Expenses

     Non-interest expenses increased from $9.7 million to $19.0 million, an increase of $9.3 million, or 96.6%, over the third quarter of 2003. Non-interest expenses increased $18.3 million, or 63.3%, to $47.2 million for the nine months of 2004, from $28.9 million in the nine months of 2003. These increases were primarily attributable to increased expenses incurred after the acquisition of PUB.

     Salaries and employee benefits expenses for the third quarter and first nine months of 2004 increased $4.3 million, or 81.4%, and $7.7 million, or 49.5%, to $9.5 million and $23.2 million from $5.3 million and $15.5 million for the same periods in 2003, due to a 45% increase in the number of employees following the acquisition of PUB.

     Occupancy expenses for the third quarter and first nine months of 2004 increased $912,000, or 65.8%, and $2.0 million, or 50.9%, to $2.3 million and $5.8 million compared to $1.4 million and $3.9 million in the same periods last year. This increase was mainly due to the acquisition of twelve former PUB branches.

     Data processing expense for the third quarter of 2004 increased $667,000, or 86.1%, to $1.4 million from $775,000 during the third quarter of 2003. Data processing expense for the nine months of 2004 increased by $1.0 million, or 44.0%, to $3.3 million from $2.3 million during the same period in 2003. Additional expense was incurred mainly due to an increase in loans and deposits volume related to the acquisition and conversion of the Bank’s core data processing systems. Supplies and communication expenses also increased to $981,000 and $2.0 million, from $335,000 and $1.1 million for the third quarter and nine-month period ended September 30, 2003, respectively.

     Professional fees were $600,000 and $1.5 million in the third quarter and nine months ended September 30, 2004, respectively, representing increases of $385,000, or 179%, and $544,000, or 57.9%, from $215,000 and $939,000 recognized in the same periods of 2003. The increase was caused primarily by consulting fees related to the integration with PUB and data processing system conversions. Professional fees for the nine months ended September 30, 2004 include $537,000 of integration cost paid to outside consultants.

     Advertising expenses increased from $318,000 and $1.1 million in the quarter and nine months ended September 30, 2003, respectively, to $630,000 and $2.1 million in the same periods of 2004, representing increases of $312,000, or 98.1%, and $962,000, or 88.2%, respectively. In 2004, Hanmi Bank conducted print, radio, and television campaigns and distributed various promotional items to publicize its merger with PUB and attract and retain customers.

     In the nine months ended September 30, 2004, the Company recorded restructuring charges totaling $2.1 million in connection with the acquisition of PUB, consisting of employee severance and retention bonuses, leasehold termination costs, and fixed asset impairment charges associated with planned branch closures. In the third quarter of 2004, the Company recognized $325,000 of restructuring costs related to retention bonuses paid to former PUB employees. Such costs are treated as period costs and are recognized in the period services are rendered.

     Core deposit premium amortization increased to $686,000 for the third quarter and $1.2 million for the nine months ended September 30, 2004, compared to $30,000 and $91,000 for the comparable prior year periods, an increases of $656,000 and $1.1 million, respectively. The increases are attributable to the acquisition of PUB.

     Other operating expenses were $2.1 million and $5.1 million in the quarter and nine months ended September 30, 2004, compared to $1.1 million and $3.4 million in the prior year, representing increases of $920,000, or 80.8%, and $1.7 million, or 50.9%, respectively. The increases are attributable primarily to additional operating expenses associated with the acquisition of PUB.

     The breakdown of non-interest expense by category is reflected below:

	For the Quarter Ended
	September 30		Increase
	2004	2003	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$9,540	$5,259	$4,281	81.4%
Occupancy and equipment	2,299	1,387	912	65.8%
Data processing	1,442	775	667	86.1%
Supplies and communications	981	335	646	192.8%
Professional fees	600	215	385	179.1%
Advertising and promotional expenses	630	318	312	98.1%
Loan referral fees	463	218	245	112.4%
Amortization of core deposit intangible	686	30	656	2,186.7%
Other operating expenses	2,058	1,138	920	80.8%
Acquisition-related expenses	325	—	325	100.0%

Total	$19,024	$9,675	$9,349	96.6%

	For the Nine Months
	Ended September 30		Increase
	2004	2003	Amount	Percentage
	(dollars in thousands)
Salaries and employee benefits	$23,182	$15,511	$7,671	49.5%
Occupancy and equipment	5,816	3,855	1,961	50.9%
Data processing	3,326	2,310	1,016	44.0%
Supplies and communications	1,959	1,113	846	76.0%
Professional fees	1,483	939	544	57.9%
Advertising and promotional expenses	2,053	1,091	962	88.2%
Loan referral fees	1,092	653	439	67.2%
Amortization of core deposit intangible	1,185	91	1,094	1,202.2%
Other operating expenses	5,069	3,360	1,709	50.9%
Acquisition-related expenses	2,053	—	2,053	100.0%

Total	$47,218	$28,923	$18,295	63.3%

Provision for Income Taxes

     For the three months and nine months ended September 30, 2004, the Company recognized provisions for income taxes of $7.1 million and $16.0 million on net income before tax of $18.2 million and $41.0 million, respectively, representing an effective tax rate of 39.0%. The tax rate for the nine-month period in 2003 was 35.0%, and this lower tax rate was mainly due to the recognition of income tax benefits generated by a real estate investment trust, a special purpose subsidiary of the Company.

     As previously reported, the California Franchise Tax Board announced its position that certain transactions related to REITs will be disallowed under California law adopted in the fourth quarter of 2003. While management continues to believe that the tax benefits realized in previous years were appropriate, the Company deemed it prudent to participate in the statutory Voluntary Compliance Initiative – Option 2, requiring payment of all California taxes and interest on these disputed tax benefits, and permitting the Company to claim a refund while avoiding certain potential penalties. During the second quarter of 2004, the Company made a $1.9 million state tax payment for the year 2002.

Financial Condition

Summary of Changes in Balance Sheets — September 30, 2004 Compared to December 31, 2003

     At September 30, 2004, the Company’s total assets were $3.09 billion, an increase of $1.30 billion, or 73.0%, from the December 31, 2003 balance of $1.79 billion. The increase was mainly due to the acquisition of PUB, with assets of $1.2 billion, and also attributable to loan production during the period. At September 30, 2004, loans, net of unearned fees, allowance for loan losses and loans held for sale, totaled $2.19 billion, an increase of $970 million, or 79.4%, from $1.22 billion at December 31, 2003. Of this increase, net loans acquired in the merger with PUB accounted for $865 million. Investment securities increased $25.6 million, or 6.2%, to $440 million from $415 million at December 31, 2003. The increase in assets was mainly funded by deposits, which increased by $959 million, or 66.3%, to $2.40 billion at September 30, 2004 from $1.45 billion at December 31, 2003. Deposits obtained as part of the merger with PUB were $936 million.

Investment Security Portfolio

     The Company classifies its securities as held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115. Those securities that the Company has the ability and intent to hold to maturity are classified as “held-to-maturity securities.” All other securities are classified as “available-for-sale.” The Company owned no trading securities at September 30, 2004. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The securities currently held by the Company consist primarily of U.S. agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.

     As of September 30, 2004, held-to-maturity securities totaled $1.1 million and available-for-sale securities totaled $439.0 million, compared to $1.3 million and $413.3 million at December 31, 2003, respectively.

	At September 30, 2004			At December 31, 2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain (Loss)	Cost	Value	Gain (Loss)
	(dollars in thousands)
Held to maturity:
Municipal bonds	$691	$689	$(2)	$690	$689	$(1)
Mortgage-backed securities	442	449	7	638	645	7

Total	$1,133	$1,138	$5	$1,328	$1,334	$6

Available for sale:
Mortgage-backed securities	$157,723	$158,249	$526	$117,139	$117,484	$345
Collateralized mortgage obligations	99,890	99,076	(814)	125,491	124,096	(1,395)
U.S. government agency securities	94,280	95,028	748	80,845	81,426	581
Municipal bonds	71,786	73,525	1,739	60,741	61,403	662
Corporate bonds	8,416	8,560	144	13,641	13,903	262
Other securities	4,596	4,595	(1)	15,055	14,976	(79)

Total	$436,691	$439,033	$2,342	$412,912	$413,288	$376

     The amortized cost and estimated fair value of investment securities at September 30, 2004, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2034, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
At September 30, 2004:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$4,145	$4,149
Over one year through five years	70,241	70,835
Over five years through ten years	38,416	38,871
Over ten years	65,679	67,256	$691	$689

	178,481	181,111	691	689

Mortgage-backed securities	157,723	158,249	442	449
Collateralized mortgage obligations	99,891	99,076
Asset-backed securities	597	597

	258,211	257,922	442	449

	$436,692	$439,033	$1,133	$1,138

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

     The Company’s net loans, including loans held for sale of $58 million, were $2.25 billion at September 30, 2004. This represented an increase of $1 billion, or 80.4%, over net loans of $1.25 billion at December 31, 2003, including $865 million of net loans acquired in the merger with PUB. In general, Hanmi’s existing branch network continued to experience strong growth, consistent with prior years, while branches acquired from PUB experienced limited borrower attrition.

     Real estate loans, composed of commercial property, residential property, and construction loans, increased $469 million, or 93.9%, to $968 million at September 30, 2004 from $499 million at December 31, 2003, mainly due to the acquisition of PUB. Real estate loans held by existing Hanmi branches (i.e., branches other than the acquired PUB branches) increased $31 million, or 6%, during the nine-month period. The slow growth of the real estate loan portfolio relative to other portfolio segments reflects management’s emphasis on controlling exposure to excessive concentration in commercial real estate.

     Total commercial loans, composed of domestic commercial, trade-financing, and SBA commercial loans, were $1.22 billion at September 30, 2004, which represented an increase of $512 million, or 72.1%, from $711 million at December 31, 2003. Commercial loans held by existing Hanmi branches increased $166 million, or 23%.

     Consumer loans increased $32 million, or 58.8%, to $87 million at September 30, 2004. Of this increase, consumer loans held by existing Hanmi branches increased $18 million, an increase of 32%.

     The following table shows the Company’s loan composition by type including loans held for sale.

	September 30	December 31	Increase
	2004	2003	Amount	Percentage
	(dollars in thousands)
Real estate loans:
Commercial property	$816,637	$397,853	$418,784	105.3%
Residential property	82,770	58,477	24,293	41.5%
Construction	69,100	43,047	26,053	60.5%
Commercial and industrial loans:
Commercial term loans	750,681	433,398	317,283	73.2%
Commercial lines of credit	207,855	120,856	86,999	72.0%
SBA loans (1)	173,771	91,717	82,054	89.5%
International loans	91,101	65,040	26,061	40.1%
Consumer loans	87,147	54,878	32,269	58.8%

Total loans	2,279,062	1,265,266	$1,013,796	80.1%

Unearned income on loans, net of costs	(5,195)	(3,518)
Allowance for loan losses	(23,950)	(14,734)

Net loans receivable	$2,249,917	$1,247,014

(1)	Amount includes loans held for sale, at the lower of cost or market, of $58.3 million and $25.5 million at September 30, 2004 and December 31, 2003, respectively.

     At September 30, 2004, accruing loans 90 days past due or more were $283,000, a decrease of $274,000 from $557,000 at December 31, 2003. This was due in large part to the payoff of several trust receipt loans.

     Non-accrual loans were $6.5 million at September 30, 2004, a $1.6 million decrease compared to $8.1 million at December 31, 2003. The decrease was primarily due to the charge-off of $2.0 million of commercial term loans during the first quarter of 2004.

     The table below shows the composition of the Company’s nonperforming assets as of the dates indicated.

	September 30	December 31
	2004	2003
	(dollars in thousands)
Non-accrual loans	$6,486	$8,104
Loans 90 days or more past due and still accruing	283	557

Total non-performing loans	$6,769	$8,661

Total non-performing assets	$6,769	$8,661

Allowance and Provision for Loan Losses

     The allowance for loan losses is maintained at a level that management believes is adequate to absorb probable loan losses inherent in various financial instruments. The adequacy of the allowance is determined through periodic evaluations of the Company’s portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

     On a quarterly basis, the Company utilizes a classification migration model and individual loan review analysis tool as starting points for determining the allowance for loan loss adequacy. The Company’s loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e., pass, special mention, substandard, and doubtful) for each loan type, except consumer loans (automobile, mortgage, and credit card), which are analyzed as homogeneous loan pools. The individual loan review analysis is the other axis of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

     The results from the above two analyses are thereafter compared to independently generated information such as peer group comparisons and the federal regulatory interagency policy for loan and lease losses. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

     The allowance for loan losses was $24.0 million at September 30, 2004, including $10.6 million acquired through the acquisition of PUB in April 2004. This is an increase of $9.2 million or 62.6%, compared to $14.7 million at December 31, 2003.

     The loan loss estimation is based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

     The Company determines the appropriate overall allowance for loan losses based on the foregoing analysis, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses is adequate as of September 30, 2004.

	Quarter Ended
	September 30	June 30	March 31
	2004	2004	2004
	(dollars in thousands)
Balances:
Average total loans outstanding during period	$2,274,754	$1,914,209	$1,280,973

Total loans outstanding at end of period	$2,279,062	$2,228,257	$1,298,952

Allowance for Loan Losses:
Balances at beginning of period	$25,408	$13,781	$14,734
Allowance for loans losses acquired in PUB acquisition	—	10,566	—
Actual charge-offs	(1,608)	(479)	(2,358)
Recoveries on loans previously charged off	150	690	505

Net loan charge-offs	(1,458)	211	(1,853)
Provision charged to operating expenses	—	850	900

Balances at end of period	$23,950	$25,408	$13,781

Charge-off Ratios:
Net loan charge-offs to average total loans	0.26%	-0.04%	0.58%
Net loan charge-offs to total loans at end of period	0.26%	-0.04%	0.57%
Allowance for loan losses to average total loans	1.05%	1.33%	1.08%
Allowance for loan losses to total loans at end of period	1.05%	1.14%	1.06%
Net loan charge-offs to allowance for loan losses at end of period	24.35%	-3.32%	53.78%
Net loan charge-offs to provision charged to operating expenses	—	-99.29%	823.56%

	Nine Months Ended	Year Ended
	September 30	December 31
	2004	2003
	(dollars in thousands)
Balances:
Average total loans outstanding during period	$1,825,055	$1,119,860

Total loans outstanding at end of period	$2,279,062	$1,265,266

Allowance for Loan Losses:
Balances at beginning of period	$14,734	$12,269
Allowance for loans losses acquired	10,566	—
Charge-offs	(4,445)	(4,423)

	September 30	December 31
	2004	2003
	(dollars in thousands)
Recoveries on loans previously charged off	1,345	1,208

Net loan charge-offs	(3,100)	(3,215)
Provision charged to operating expenses	1,750	5,680

Balances at end of period	$23,950	$14,734

Charge-off Ratios:
Net loan charge-offs(1) to average total loans	0.23%	0.29%
Net loan charge-offs to total loans at end of period	0.18%	0.25%
Allowance for loan losses to average total loans	1.31%	1.32%
Allowance for loan losses to total loans at end of period	1.05%	1.16%
Net loan charge-offs to allowance for loan losses at end of period	17.26%	21.82%
Net loan charge-offs to provision charged to operating expenses	236.19%	56.60%
Allowance for loan losses to non-performing loans	353.82%	170.12%
Total non-performing assets to total assets	0.22%	0.49%

(1)	Net charge-offs was annualized to calculate the ratios.

     The Company concentrates the majority of its earning assets in loans. In all forms of lending, there are inherent risks. The Company concentrates the preponderance of its loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans mainly for the purchase of automobiles.

     While the Company believes that its underwriting criteria are prudent, outside factors can adversely impact credit quality. The Company has attempted to mitigate collection problems by supporting its loans with fungible collateral. Additionally, a portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the Company’s potential for loss. The Company also utilizes credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with new loans and those that are delinquent receive special attention. In addition to the Company’s internal grading system, loans criticized by this credit review are downgraded with appropriate allowances added if required.

     Although management believes the allowance is adequate to absorb losses as they arise, we cannot assure you which exceed the amount of our allowance.

Deposits

     At September 30, 2004, the Company’s total deposits increased $959 million, or 66.3%, to $2.40 billion from $1.45 billion at December 31, 2003. Of this increase, deposits acquired in the merger with PUB accounted for $936 million. Demand deposits increased $247 million, to $722 million at September 30, 2004, from $475 million at December 31, 2003. Demand deposits held by existing Hanmi branches increased $11 million, an increase of 3%, while there was limited attrition among former PUB depositors.

     Money market accounts increased to $584 million at September 30, 2004 from $206 million at December 31, 2003, an increase of 183%. Growth in money market accounts at existing Hanmi branches totaled $18 million or 92% from the December 31, 2003 balance of $206 million. Time deposits increased to $947 million at September 30, 2004, an increase of $279 million, or 41.8%, from the December 31, 2003 balance of $668 million. At September 30, 2004, time deposit of $100,000 or more were $701 million. The distribution of maturities was as follows: three months or less, $386 million; over three through six months, $194 million; over six through twelve months, $112 million; and over twelve months, $9 million.

     After the merger, the Company reevaluated the profitability of its relationships with certain large former PUB depositors, which caused declines in certain volatile money market accounts following the acquisition.

     Core deposits (defined as demand, money market, and savings deposits) grew $680 million, or 87.4%, to $1.46 billion from $778 million during the nine months ended September 30, 2004. The overall deposit increase and a change of deposit composition was mainly due to an expansion of the branch network through the merger with PUB and the results of a special deposit campaign for money market accounts during the first quarter of 2004.

     The following table shows the Company’s deposit composition by type.

	September 30	December 31	Increase (Decrease)
	2004	2003	Amount	Percentage
		(dollars in thousands)
Demand, non-interest bearing	$721,959	$475,100	$246,859	51.96%
Money market	583,611	206,086	377,525	183.19%
Savings	152,441	96,869	55,572	57.37%
Time deposits of $100,000 or more	701,055	388,944	312,111	80.25%
Other time deposits	245,597	278,836	(33,239)	(11.92)%

Total deposits	$2,404,663	$1,445,835	$958,828	66.32%

Borrowings

     The Company’s borrowings mostly take the form of advances from the Federal Home Loan Bank of San Francisco (“FHLB”), overnight Federal funds, and junior subordinated debt associated with trust preferred securities.

     At September 30, 2004, advances from the FHLB were $155 million, an increase of $7 million, or 4.7%, over the December 31, 2003 balance of $148 million and overnight federal funds purchased were $32 million. Among the advances from the FHLB, short-term borrowings with remaining maturity of less than one year were $94 million, and the weighted average interest rate thereon was 2.32%. During the first half of 2004, the Company issued two junior subordinated notes bearing interest at three-month LIBOR plus 2.90% totaling $61.8 million and one junior subordinated note bearing interest at three-month LIBOR plus 2.63% totaling $20.6 million. The Company’s outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million at September 30, 2004.

Liquidity and Capital Resources

     Liquidity is defined as the ability to supply cash as quickly as needed without severely deteriorating the Company’s profitability. The Company’s major liquidity on the asset side stems from available cash positions, Federal funds sold and short-term investments categorized as available-for-sale securities, which can be disposed of without significant capital losses in the ordinary course of business. Liquidity sources on the liability side include borrowing capacities, which include Federal funds lines, repurchase agreements, and Federal Home Loan Bank advances. Thus, maintenance of high quality securities that can be used for collateral in repurchase agreements is another important feature of liquidity management.

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

     At September 30, 2004, short-term investments totaled 2% of assets, compared to 6% at December 31, 2003. Core deposits, expressed as a percentage of total assets, increased slightly to 41% at September 30, 2004 from 40% at December 31, 2003, while short-term non-core funding decreased to 34% of assets from 45% of assets over the same period. The ratio of short-term investments to short-term non-core funding decreased to 12% from 20% at December 31, 2003. Off-balance sheet items, primarily unused credit lines, were 15% of assets at September 30, 2004.

     The Company saw a steady demand for loans during the first nine months of 2004. Net loans as a percentage of total assets increased slightly, to 73% of assets at September 30, 2004 from 70% of assets at December 31, 2003.

     In anticipation of the acquisition of PUB, the Bank reduced its investment portfolio in the first quarter of 2004 by $52 million, primarily through sales of certain mortgage-backed securities and collateralized mortgage obligations, reducing its regulatory capital requirements. In addition, in the first half of 2004, the Company raised a total of $80 million through the issuance of trust-preferred securities and $75 million through a private placement of common stock. These funds increased the Bank’s Tier 1 regulatory capital by $156 million and were used to finance the $165 million cash portion of the purchase price of PUB.

     As part of the acquisition of PUB, the Bank acquired a portfolio of liquid assets, including $28 million cash and balances due from banks and $77 million overnight Federal funds sold. During the second quarter, management reevaluated the profitability of the Bank’s relationships with certain former PUB customers. As a result, there was a $54 million decline in certain volatile money market deposit accounts and a $10 million decline in brokered certificates of deposit following the acquisition, which reduced the need to maintain highly liquid assets.

     In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Company’s capital needs. Total shareholders’ equity was $390 million at September 30, 2004. This represented an increase of $251 million, or 180%, over total shareholders’ equity of $139 million at December 31, 2003.

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

     At September 30, 2004, Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $246.2 million. This represented an increase of $109.6 million, or 80.3%, over total Tier 1 capital of $136.6 million at December 31, 2003. At September 30, 2004, the Company had a ratio of total capital to total risk-weighted assets of 11.43% and a ratio of Tier 1 capital to total risk-weighted assets of 10.42%. The Tier 1 leverage ratio was 8.48% at September 30, 2004.

     The following table presents the amounts of regulatory capital and the capital ratios for the Company, compared to the regulatory capital requirements as of September 30, 2004.

							Amount Required
							to Be Categorized
							as Well Capitalized
							under Prompt Corrective
	Actual		Required		Excess		Action Provisions
At September 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousand)
Total capital
(to risk-weighted assets)	$270,171	11.43%	$189,037	8%	$81,134	3.43%	$236,297	10%
Tier 1 capital
(to risk-weighted assets)	$246,221	10.42%	$94,519	4%	$151,702	6.42%	$141,778	6%
Tier 1 capital
(to average assets)	$246,221	8.48%	$116,188	4%	$130,033	4.48%	$145,235	5%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General

     Interest-rate risk indicates the Company’s exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-income assets, which is the present value of future cash flow discounted by the current interest rate. Under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest-rate risk management is intended to decrease or increase the level of the Company’s exposure to fluctuations in market interest rates. The level of interest-rate risk can be managed through the changing of gap positions, the volume of fixed-income assets, etc. For successful management of interest-rate risk, the Company uses various methods with which to measure existing and future interest-rate risk exposures. In addition to regular reports used in business operations, re-pricing gap analysis, stress testing, and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

     The following table presents the most recent status of the Company’s gap position.

		After Three
		Months	After One
		But	Year But		Non-
	Within Three	Within	Within	After	Interest
	Months	One Year	Five Years	Five Years	Bearing	Total
	(dollars in thousands)
Assets
Cash (noninterest-bearing)					$76,880	$76,880
Cash (interest-bearing)	$1,084				—	1,084
Securities:						—
Fixed rate	6,933	$36,535	$177,902	$164,276	—	385,646
Floating rate	10,697	839	52,301	8,004	—	71,841
Loans:						—
Fixed rate	54,207	39,648	109,055	51,571	—	254,481
Floating rate	1,997,477	9,861	16,145	—	—	2,023,483
Non-accrual	—	—	—	—	6,853	6,853
Unearned fees, loan loss allowance and discounts	—	—	—	—	(34,900)	(34,900)
Interest rate swaps	(70,000)	—	70,000	—	—	—
Other assets	21,650	—	—	—	282,880	304,530

Total assets	$2,022,048	$86,883	$425,403	$223,851	$331,713	$3,089,898

Liabilities
Deposits:
Demand deposits	$72,196	$187,709	$397,078	$64,976		$721,959
Savings	12,195	35,061	88,416	16,769		152,441
Money market checking	75,235	180,564	210,658	35,110		501,567
NOW accounts	2,461	12,307	36,920	30,356		82,044
Certificates of deposit:
Fixed rate	485,084	447,799	13,196	173		946,252
Floating rate	400	—	—	—		400
Other borrowed funds	105,711	25,000	56,000	5,422		192,133
Junior subordinated debentures	82,406	—	—	—		82,406
Other liabilities	—	—	—	—	$20,577	20,577
Shareholders’ equity	—	—	—	—	390,119	390,119

		After Three
		Months	After One
		But	Year But		Non-
	Within Three	Within	Within	After	Interest
	Months	One Year	Five Years	Five Years	Bearing	Total
	(dollars in thousands)
Total liabilities and shareholders’ equity	$835,688	$888,440	$802,268	$152,806	$410,696	$3,089,898

Repricing gap	$1,186,360	$(801,557)	$(376,865)	$71,045	$(78,983)
Cumulative gap	$1,186,360	$384,803	$7,938	$78,983	$—

     The re-pricing gap analysis measures the static timing of re-pricing risk of assets and liabilities, i.e., a point-in-time analysis that measures the difference between assets maturing or re-pricing in a period and liabilities maturing or re-pricing within the same time period. Assets are assigned to maturity and re-pricing categories based on their expected repayment or re-pricing dates, and liabilities are assigned based on their maturity dates. Core deposits that have no maturity dates (demand deposits, savings, money market, and NOW accounts) are assigned to categories based on expected decay rates.

     During the quarter ended September 30, 2004, the cumulative amount of re-pricing assets as a percentage of earning assets increased in the less-than-three-months and decreased in the three-to-twelve-months re-pricing periods. When compared to the previous quarter, the percentage of earning assets in the less-than-three-months period rose from 38.29% to 43.45%. The cumulative percentage in the three-to-twelve-months period was 14.09%, compared to 14.68% at June 30, 2004. During the quarter ended September 30, 2004, the growth of deposits was lower than that of loans.

     The following table summarizes the status of the Company’s cumulative gap position as of September 30, 2004.

	Less than Three Months		Three to Twelve Months
	Current Quarter	Previous Quarter	Current Quarter	Previous Quarter
Cumulative repricing	$1,186,360	$1,043,589	$384,803	$400,093
As a percentage of total assets	38.39%	33.70%	12.45%	12.92%
As a percentage of earning assets	43.45%	37.97%	14.09%	14.56%

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

Current Exposure of the Company to
Hypothetical Changes in Interest Rates
(dollars in thousands)

	Projected Changes (%)		Projected Change in Amount		Expected Amount
				Projected
Change in			Projected Net	Economic Value of	Net	Economic Value of
Interest	Projected	Projected Economic Value of	Interest	Shareholders’	Interest	Shareholders’
Rates (bps)	Net Interest Income	Shareholders’ Equity	Income	Equity	Income	Equity
200	9.13%	(5.84)%	$9,455	$(24,620)	$112,997	$397,146
100	4.57%	(3.10)%	4,735	(13,084)	108,278	408,682
0	0.0%	0.00%	0	0	103,542	421,766
(100)	(4.80)%	3.68%	(4,970)	15,502	98,573	437,268
(200)	(11.07)%	9.00%	(11,467)	37,948	92,075	459,714

     In the above stress simulation, for a 100 basis point decline in interest rates, the Company may be exposed to a 4.80% decline in net interest income and a 3.68% increase in the economic value of shareholders’ equity. For a 100 basis point increase in interest rates, net interest income may increase by 4.57%, but the economic value of shareholders’ equity may decrease by 3.10%. For a 200 basis point increase in interest rates, net interest income may increase by 9.13%, but the economic value of shareholders’ equity may decrease by 5.84%. For a 200 basis point decrease in interest rates, net interest income may decrease by 11.07%, but the economic value of shareholders’ equity may increase by 9.00%. All figures included in the above table remained well within internal policy guidelines.

     The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company’s net interest income. These estimates are based upon a number of assumptions, including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change

Contractual Obligations

     There were no material changes to the Company’s long-term debt described in its Annual Report on Form 10-K for the year ended December 31, 2003, other than the issuance in the nine-month period ended September 30, 2004 of $82.4 million junior subordinated debentures discussed above.

Dividends

     On September 23, 2004, the Company declared a quarterly cash dividend of $0.10 per common share for the third quarter of 2004. The dividend was paid on October 18, 2004. Future dividend payments are subject to the Company’s future earnings and legal requirements and the discretion of the Board of Directors.

Item 4. Controls and Procedures

     The Company’s Chief Executive Officer and its Principal Financial Officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004 and concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

Item 1. Legal Proceedings

     From time to time, the Company or the Bank is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company and the Bank as to the current status of these claims or proceedings to which the Company or the Bank is a party, management is of the option that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the financial condition of the Company or the Bank.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Principal Financial Officer Certification Pursuant 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanmi Financial Corporation

Date: November 8, 2004	By:	/s/ Jae Whan Yoo

Jae Whan Yoo
President and Chief Executive Officer

	By:	/s/ Michael J. Winiarski

Michael J. Winiarski
Senior Vice President and Chief Financial Officer