Form 10-K
period 2004-12-31
HANMI FINANCIAL CORP
filed 2005-03-16
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to
Commission File Number: 000-30421
HANMI FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Wilshire Boulevard, Penthouse Suite A Los Angeles, California (Address of Principal Executive Offices)	90010 (Zip Code)
(213) 382-2200
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $572,147,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
      Number of shares of common stock of the Registrant outstanding as of February 24, 2005 was approximately 49,547,266 shares.
      The following documents are incorporated by reference herein:
      Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2004, is incorporated by reference into Part III of this report.

HANMI FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS
      Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For a discussion of some of the factors that might cause such a difference, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations.”
PART I

ITEM 1.	BUSINESS
General
      Hanmi Financial Corporation (“Hanmi Financial” or the “Company”) is a Delaware corporation incorporated on March 14, 2000 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for Hanmi Bank (the “Bank”). The Company became the holding company for the Bank in June 2000 and is subject to the Bank Holding Company Act of 1956, as amended. The principal office of Hanmi Financial is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, and its telephone number is (213) 382-2200.
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
      Hanmi Bank is a community bank conducting general business banking, with its primary market encompassing the multi-ethnic population of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties. Hanmi Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank’s client base reflects the multi-ethnic composition of these communities. On April 30, 2004, the Company completed its acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that, like Hanmi, served primarily the Korean-American community. At December 31, 2004, Hanmi Bank had 23 full-service branch offices.

      The Company’s revenues are derived primarily from interest on its loan and securities portfolios and service charges on deposit accounts. A summary of revenues for the years ended December 31, 2004, 2003 and 2002 follows:

	2004		2003		2002

	(Dollars in thousands)
Interest and Fees on Loans	$116,612	72.1%	$64,211	65.9%	$56,398	62.3%
Interest on Investments	17,372	10.7%	12,410	12.7%	11,363	12.6%
Other Interest Income	183	0.1%	502	0.5%	1,555	1.7%
Service Charges on Deposit Accounts	14,441	8.9%	10,339	10.6%	9,195	10.2%
Other Non-Interest Income	13,157	8.2%	9,977	10.3%	12,009	13.2%

Total Revenues	$161,765	100.0%	$97,439	100.0%	$90,520	100.0%

Business Combination
      On April 30, 2004, the Company completed its acquisition of PUB and merged PUB with Hanmi Bank. The Company paid $164.5 million in cash to acquire 5,537,431 of the PUB shares owned by Korea Exchange Bank. All of the remaining PUB shares were converted in the acquisition into shares of the Company’s common stock based on an exchange ratio of 2.312 shares for each PUB share.
      Immediately prior to the completion of the acquisition, the Company issued a total of 7,894,738 shares of its common stock pursuant to a private placement for total proceeds of $75,000,000 before expenses and placement fees. As a result of the issuance of shares in the merger and the private placement, as well as normal stock option activity, the number of outstanding Company shares has increased to 49,330,704 as of December 31, 2004.
      In addition, all outstanding PUB employee stock options were converted into 137,414 options to purchase Hanmi Financial stock valued at $1.1 million in total. Based on Hanmi Financial’s average price of $12.53 for the five-day trading period from April 28, 2004 through May 4, 2004, the total consideration paid for PUB was $324.6 million and resulted in the recognition of goodwill aggregating $207.8 million. Net assets acquired totaled $324.6 million.
      The Company’s post-merger integration of PUB’s operations is proceeding substantially as planned. During the third quarter of 2004, the Company successfully completed the conversion of PUB’s core loan, deposits and general ledger data processing systems onto Hanmi Bank’s platform. On October 4, 2004, the Bank closed four redundant branches, bringing the total number of branches to 23. On January 22, 2005, the Bank closed an additional branch, as planned, and completed its post-merger staff reduction program.
      Following the acquisition of PUB, management initiated and approved plans to restructure the operations of the existing Bank and PUB branch networks and corporate headquarters to eliminate duplicative facilities, streamline operations and reduce costs. Through December 31, 2004, 42 employees had been terminated. On a pro forma basis, the combined employee headcount of the Bank and PUB decreased from 671 as of December 31, 2003 to 533 as of December 31, 2004, primarily as a result of attrition and the hiring freeze instituted January 2, 2004.
      For further discussion of the financial effects of the merger, see “Notes to Consolidated Financial Statements, Note 2 — Business Combinations.”
Market Area
      Hanmi Bank historically has provided its banking services through its branch network, located primarily in the Koreatown area of Los Angeles, to a wide variety of small to medium-sized businesses. In recent years, it has expanded its service areas through de novo branching to Orange County, Santa Clara and San Diego and through acquisition to San Francisco and Seattle. Throughout Hanmi Bank’s service area, competition is intense for both loans and deposits. While the market is dominated by a few nationwide banks with many offices operating over a wide geographic area, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions, Hanmi Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in Hanmi Bank’s service areas. Substantially all of the Company’s assets are located in and substantially all of the company’s revenues are derived from the state of California.
Lending Activities
      Hanmi Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include commercial loans, Small Business Administration (“SBA”) guaranteed loans, loans secured by real estate (commercial mortgage loans, real estate construction loans and residential mortgage loans) and consumer loans.

Commercial Loans
      Hanmi Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the origination of commercial loans is in Los Angeles and Orange Counties, and loan maturities are normally 12 to 60 months. Hanmi Bank requires a complete re-analysis before considering any extension of loans. The Bank finances primarily small and middle market businesses in a wide spectrum of industries. Short-term business loans generally are intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest. In general, it is the intent of Hanmi Bank to take collateral whenever possible, regardless of the loan purpose(s). Collateral may include liens on inventory, accounts receivable, fixtures and equipment and, in some cases, leasehold improvements and real estate. When real estate is the primary collateral, the Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. As a matter of policy, Hanmi Bank requires all principals of a business to be co-obligors on all loan instruments and all significant stockholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only Hanmi Bank debt, but also all outstanding business debt, without liquidating the collateral, on the basis of historical earnings or reliable projections.
      Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital and various other business purposes.
      As compared to consumer lending, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business’s cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry.

Small Business Administration Guaranteed Loans
      Hanmi Bank originates loans qualifying for guarantees issued by the United States SBA, an independent agency of the Federal government. The SBA guarantees on such loans currently range from 75% to 85% of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75%. In general, the guaranteed percentage is less than 75% for loans over $1.3 million. Hanmi Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the loan is secured by a first deed of trust on real property, the Bank obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from 7 to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, on the basis of historical earnings or reliable projections.
      Hanmi Bank generally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA guaranteed loans that it originates. When Hanmi Bank sells a SBA loan, it may be obligated to repurchase the loan (for a period of 90 days after the sale) if the loan fails to comply with certain representations and warranties given by the Bank. Hanmi Bank retains the obligation to service the SBA loans, for which it receives servicing fees. The unsold portions of the SBA loans that remain owned by Hanmi Bank are included in its assets. As of December 31, 2004, Hanmi Bank had $166.3 million in SBA loans on its balance sheet, and was servicing $173.7 million of sold SBA loans.

Loans Secured by Real Estate
      Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. Hanmi Bank’s real estate dependence increases the risk of loss both in Hanmi Bank’s loan portfolio and any holdings of other real estate owned when real estate values decline.
      Commercial Mortgage Loans — Hanmi Bank offers commercial real estate loans. These loans are collateralized by first deeds of trust. For these commercial mortgage loans, the Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional Appraisal Practice (the “USPAP”). Hanmi Bank also considers the cash flow from the business. The majority of the properties securing these loans are located in Los Angeles and Orange Counties.
      Hanmi Bank’s commercial real estate loans are principally secured by investor-owned commercial buildings and owner-occupied commercial and industrial buildings. Generally, these types of loans are made for a period of up to seven years, with monthly payments based upon a portion of the principal plus interest, and with a loan-to-value ratio of 65% or less, using an adjustable rate indexed to the prime rate appearing in the West Coast edition of The Wall Street Journal (“WSJ Prime”) or Hanmi Bank’s prime rate (“Bank Prime”), as adjusted from time to time. Hanmi Bank also offers fixed-rate loans, including hybrid-fixed rate loans that are fixed for one to five years and convert to adjustable rate loans for the remaining term. Amortization schedules for commercial loans generally do not exceed 25 years.
      Payments on loans secured by such properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the property securing the loan. When possible, The Bank also obtains corporate or individual guarantees from financially capable parties. The Bank’s lending personnel visit all of the properties securing The Bank’s real estate loans before the loans are approved. The Bank requires title insurance insuring the status of its lien on all of the real estate secured loans when a first or second trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. Hanmi Financial cannot assure that these procedures will protect against losses on loans secured by real property.
      Real Estate Construction Loans — Hanmi Bank finances the construction of residential, multifamily, commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following characteristics:

•	maturities of two years or less;

•	a floating rate of interest based on Bank Prime or a nationally recognized index such as WSJ Prime;

•	minimum cash equity of 35% of project cost;

•	reserve of anticipated interest costs during construction or advance of fees;

•	first lien position on the underlying real estate;

•	loan-to-value ratios generally not exceeding 65%; and

•	recourse against the borrower or a guarantor in the event of default.
      Hanmi Bank does not typically commit to making permanent loans on the property unless the permanent loan is a government guaranteed loan. Construction loans involve additional risks compared to loans secured by existing improved real property. These include the following:

•	the uncertain value of the project prior to completion;

•	the inherent uncertainty in estimating construction costs, which are often beyond the borrower’s control;

•	construction delays and cost overruns;

•	possible difficulties encountered in connection with municipal or other governmental regulations during construction; and

•	the difficulty in accurately evaluating the market value of the completed project.
      As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If Hanmi Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that Hanmi Bank will be able to recover all of the unpaid balance of, or accrued interest on, the loans as well as the related foreclosure and holding costs. In addition, Hanmi Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. Hanmi Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risk in construction lending. Among other things, qualified and bonded third parties are engaged to provide progress reports and recommendations for construction disbursements. No assurance can be given that these procedures will prevent losses arising from the risks described above.
      Residential Mortgage Loans — Hanmi Bank originates fixed rate and variable rate mortgage loans secured by one-family to four-family properties with amortization schedules of 15 to 30 years and maturities of up to 30 years. The loan fees charged, interest rates and other provisions of Hanmi Bank’s residential loans are determined by an analysis of Hanmi Bank’s cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs. On a contractual term, Hanmi Bank sells fixed rate mortgage loans to secondary market participants. The typical turn-around time from origination to sale is between 30 to 90 days. The interest rate and the price of the loan are typically agreed to prior to the loan origination.

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
      Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, because the collateral is more likely to suffer damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, the collection of loans to individuals is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, various Federal and state laws, including bankruptcy and insolvency laws, often limit the amount that the lender can recover on loans to individuals. Loans to individuals may also give rise to claims and defenses by a consumer borrower against the lender on these loans, and a borrower may be able to assert against any assignee of the note these claims and defenses that the borrower has against the seller of the underlying collateral.
Off-Balance Sheet Commitments
      As part of its service to its small to medium-sized business customers, Hanmi Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit or standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by Hanmi Bank to guarantee the performance of a customer to a third party.
Lending Procedures and Loan Approval Process
      Loan applications may be approved by the Board of Directors’ Loan Committee, or by Hanmi Bank’s management or lending officers to the extent of their lending authority. Individual lending authority is granted to the Chief Credit Officer and the Senior Credit Officer. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to Hanmi Bank’s Management Credit Committee and, for those in excess of the Management Credit Committee’s approval limits, to the Board of Directors’ Loan Committee.
      At December 31, 2004, Hanmi Bank’s authorized legal lending limits were $41.6 million for unsecured loans plus an additional $27.7 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount that exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. Hanmi Bank’s primary capital plus allowance for loan losses at December 31, 2004 totaled $277.1 million.
      The highest management lending authority at Hanmi Bank is the combined administrative lending authority for unsecured lending of $3.0 million and secured lending of $5.0 million, which requires the approval and signatures of the Management Credit Committee, composed of the Chief Executive Officer, the Chief Credit Officer, the Senior Credit Officer, the Manager of the Capital Markets Group and the Credit Administrator. The next highest lending authority is $1.0 million for the Chief Credit Officer. All other individual lending authority is substantially less.
      Lending limits are authorized for the Management Credit Committee, the Chief Credit Officer and other officers by the Bank’s Board of Directors’ Loan Committee. The Chief Credit Officer is responsible for evaluating the authority limits for individual credit officers and recommending lending limits for all other officers to the Board of Directors for approval.
      Hanmi Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. The review of each loan application includes analysis of the applicant’s experience, prior credit history, income level, cash flow and financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are reviewed by an Appraisal Review Officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the USPAP.
Asset Quality
      Non-Performing Assets — Non-performing assets include non-performing loans and other real estate owned.

      Non-Performing Loans — Non-performing loans are those that are not earning income, and (1) full payment of principal and interest is no longer anticipated, (2) principal or interest is 90 days or more delinquent, or (3) the loan payment or term has been restructured in accordance with troubled debt restructure procedures.
      Non-Accrual Loans — Hanmi Bank generally places loans on non-accrual status when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed to be in the process of collection. When loans are placed on non-accrual status, accrued but unpaid interest is reversed against the current year’s income, and interest income on non-accrual loans is recorded on a cash basis. The Bank may treat payments as interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additionally, the Bank may place loans that are not 90 days past due on non-accrual status, if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.
      Loans 90 Days or More Past Due — Hanmi Bank classifies a loan in this category when the borrower is more than 90 days late in making a payment of principal or interest.
      Restructured Loans — These are loans on which interest accrues at a below market rate or upon which a portion of the principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against the current year’s income. Generally, interest is reported on a cash basis until the borrower’s ability to service the restructured loan in accordance with its terms is established.
      Other Real Estate Owned (“OREO”) — This category of non-performing assets consists of real estate to which Hanmi Bank has taken title by foreclosure or by taking a deed in lieu of foreclosure from the borrower. Before the Bank takes title to OREO, it generally obtains an environmental review.
      Substandard and Doubtful Loans — Hanmi Bank monitors all loans in the loan portfolio to identify problem credits. Additionally, as an integral part of the credit review process, credit reviews are performed by inside loan review officers throughout the year to assure accuracy of documentation and the identification of problem credits. The State of California Department of Financial Institutions and the Federal Reserve Bank of San Francisco also review Hanmi Bank and its loans during annual safety and soundness examinations.
      Hanmi Bank has three classifications for problem loans:

•	Substandard — An asset is classified as “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower, or of the collateral pledged, if any. Credits in this category have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that Hanmi Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful — An asset is classified as “doubtful” if it has all the weaknesses inherent in an asset classified “substandard,” and has the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

•	Loss — An asset is classified as a “loss” if it is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future. Any potential recovery is considered too small and/or the realization too distant in the future to justify retention as an asset on the Bank’s books.

      Another category, designated as “special mention,” is maintained for loans which do not currently expose Hanmi Bank to so significant a degree of risk as to warrant classification as “substandard,” “doubtful” or “loss,” but do possess credit deficiencies or potential weaknesses deserving management’s close attention.
      Impaired Loans — Hanmi Bank defines impaired loans, regardless of past-due status, as those on which principal and interest are not expected to be collected under the original contractual repayment terms and/or loans that are troubled debt restructurings. Hanmi Bank charges off an impaired loan at the time management believes that the collection process has been exhausted. Hanmi Bank measures impaired loans based on the present value of future cash flows discounted at the loan’s effective rate, and the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. At December 31, 2004, $7.7 million of loans were impaired, $5.8 million of which were also on non-accrual status. The allowance for loan losses related to impaired loans was $3.0 million at December 31, 2004.
      Except as disclosed above, as of December 31, 2004, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan repayment terms. However, no assurance can be given that there are no current credit problems that have not been brought to the attention of management. See “Allowance and Provision for Credit Losses.”
Allowance for Loan Losses, Reserve for Credit Losses and Provision for Credit Losses
      Hanmi Bank maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In addition, the Bank maintains a reserve for credit losses associated with unfunded commitments. It is included within Other Liabilities on the Company’s consolidated statement of financial condition.
      Hanmi Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses on a monthly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and reserve for credit losses are reviewed for adequacy. The California Department of Financial Institutions and/or the Federal Reserve Bank of San Francisco may require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.
      Hanmi Bank’s Chief Credit Officer reports quarterly to the Bank’s Board of Directors and continuously reviews loan quality and loan classifications. These reports assist the Board in reviewing the levels of the allowance for loan losses and reserve for credit losses on a quarterly basis.
Deposits
      The Company raises funds primarily through Hanmi Bank’s network of branches. Hanmi Bank attracts deposits by offering a wide variety of transaction and term accounts and personalized customer service. Accounts offered include business and personal checking accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts and certificates of deposit.
Website
      The Company maintains an Internet website at www.hanmi.com. The Company makes available free of charge on the website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, as soon as reasonably practicable after the Company files such reports with the Securities and Exchange Commission. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.
Employees
      As of December 31, 2004, the Company had 533 full-time equivalent employees. Hanmi Bank’s employees are not represented by a union or covered by a collective bargaining agreement.

Insurance
      Hanmi Bank maintains financial institution bond and commercial insurance at levels deemed adequate by management to protect the Bank from certain damages.
Competition
      The banking and financial services industry in California generally, and in Hanmi Bank’s market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the pace of consolidation among financial service providers. Hanmi Bank competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than does the Bank. In addition, recent Federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business — Supervision and Regulation.”
      Among the advantages that the major banks have over Hanmi Bank is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in Hanmi Bank’s service areas offer specific services (for instance, trust and international banking services) that are not offered directly by Hanmi Bank. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than Hanmi Bank does.
      Banks generally, and Hanmi Bank in particular, face increasing competition for loans and deposits from non-bank financial intermediaries including credit unions, savings and loan associations, brokerage firms, thrift and loan companies, mortgage companies, real estate investment trusts, insurance companies and other financial and non-financial institutions. In addition, there is increased competition among banks, savings and loan institutions, and credit unions for the deposit and loan business of individuals.
      The recent trend has been for other institutions, including brokerage firms, credit card companies and retail establishments, to offer banking services to consumers, including money market funds with check access and cash advances on credit card accounts. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities compete with banks in the acquisition of deposits. While the direction of recent legislation and economic developments seems to favor increased competition between different types of financial institutions for both deposits and loans, resulting in increased cost of funds to banks, it is not possible to predict the full impact these developments will have on commercial banking or Hanmi Bank.
      Hanmi Bank’s major competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in Hanmi Bank’s service areas. Of the four such banks that are publicly traded, Hanmi Bank is the largest, with a loan portfolio that is 84% larger than its nearest competitor’s, and a deposits portfolio that is 101% larger than its nearest competitor’s. These banks compete for loans primarily through the interest rates and fees they charge and the convenience and quality of service they provide to borrowers. The principal bases of competition for deposits are the interest rate paid, convenience and service.
      In order to compete with other financial institutions in its service area, Hanmi Bank relies principally upon local promotional activity including:

•	advertising in the local media;

•	personal contacts by its directors, officers, employees and stockholders;

•	direct mail; and

•	specialized services.

      Hanmi Bank’s promotional activities emphasize the advantages of dealing with a locally owned and headquartered institution attuned to the particular needs of the community. For customers whose loan balance requirements exceed Hanmi Bank’s lending limits, the Bank attempts to arrange for a loan on a participation basis with other financial institutions.
Economic Conditions, Government Policies, Legislation and Regulation
      Hanmi Financial’s profitability, like most financial institutions’, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its customers and securities held in its investment portfolio, comprise the major portion of Hanmi Financial’s earnings. These rates are highly sensitive to many factors that are beyond the control of Hanmi Financial and the Bank, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on Hanmi Financial and the Bank cannot be predicted.
      The business of Hanmi Financial and the Bank is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Hanmi Financial and the Bank of any future changes in monetary and fiscal policies cannot be predicted.
      From time to time, legislation, as well as regulations, are enacted that have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies. This legislation may change banking statutes or the operating environment of Hanmi Financial and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Hanmi Financial cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Hanmi Financial or any of its subsidiaries. See “Item 1. Business — Supervision and Regulation.”
Supervision and Regulation
      General — Bank holding companies and banks are extensively regulated under both Federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of Hanmi Financial. Set forth below is a summary description of the material laws and regulations that relate to the operations of Hanmi Financial and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.
      Hanmi Financial — Hanmi Financial is a registered bank holding company, and subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Hanmi Financial is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of Hanmi Financial and its subsidiaries.
      The FRB may require that Hanmi Financial terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Hanmi Financial must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities. Further, Hanmi Financial is required by the FRB to maintain certain levels of capital. See “Item 1. Business — Supervision and Regulation — Capital Standards.”
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
      Hanmi Financial’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, Hanmi Financial is subject to the information, proxy solicitation, corporate governance, insider trading and other requirements and restrictions of the Exchange Act.
      Financial Holding Companies — Bank holding companies that elect to become a financial holding company, like Hanmi Financial, which became a financial holding company on March 14, 2000, may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
      Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company’s depository institution subsidiaries must be “well-capitalized,” “well managed” and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act.

      Failure to sustain compliance with the financial holding company election requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No FRB approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in those activities that are financial in nature or incidental to activities determined by the FRB that are financial in nature, including but not limited to:

•	lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities;

•	providing any device or other instrumentality for transferring money or other financial assets; or

•	arranging, effecting or facilitating financial transactions for the account of third parties.
      A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
      The Bank — As a California chartered member bank, the Bank is subject to primary supervision, periodic examination and regulation by the California Commissioner of Financial Institutions (the “Commissioner”) and the Federal Reserve Board, and, as insurer of the Bank’s deposits, by the Federal Deposit Insurance Corporation (the “FDIC”). If, as a result of an examination of the Bank, the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FRB. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers or directors, and ultimately to terminate the Bank’s deposit insurance, which, for a California chartered bank, would result in a revocation of the Bank’s charter. The Commissioner separately has many of the same remedial powers.
      The Sarbanes-Oxley Act of 2002 — On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

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
      USA Patriot Act of 2001 — On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen the U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and

•	reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
      To implement the Patriot Act, the U.S. Treasury Department published the Customer Identification Program regulation, which became effective October 1, 2003. The regulation requires financial institutions to establish written policies and procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•	maintaining records of the information used to verify the person’s identity; and

•	determining whether the person appears on a list, issued by the Federal government, of known or suspected terrorists or terrorist organizations. As of the date of this Report, the Federal government had yet to publish such a list.
      “Account” is defined as a formal banking or business relationship established to provide ongoing services, dealings or other financial transactions. The regulation did not require any significant additional customer identification procedures beyond those already practiced by the Bank.

Financial Services Modernization Legislation
      General — On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “GLBA”). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. The law also:

•	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

•	provided an enhanced framework for protecting the privacy of consumer information;

•	adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

•	modified the laws governing the implementation of the Community Reinvestment Act; and

•	addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
      Hanmi Financial and the Bank do not believe that the GLBA will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this Act may have the result of increasing the amount of competition that Hanmi Financial and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Hanmi Financial and the Bank.
      Expanded Bank Activities — The GLBA also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

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
      Dividends and Other Transfers of Funds — Dividends from the Bank constitute the principal source of income to Hanmi Financial, which is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Hanmi Financial. Under such restrictions, the amount available for payment of dividends to Hanmi Financial by the Bank totaled $23.6 million at December 31, 2004. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.
      Transactions With Affiliates — The Bank is subject to certain restrictions imposed by Federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Hanmi Financial or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Hanmi Financial or other affiliates. Such restrictions prevent Hanmi Financial and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in Hanmi Financial or to or in any other affiliate are limited, individually, to 10% of the Bank’s capital and surplus (as defined by Federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus (as defined by Federal regulations). California law also imposes certain restrictions with respect to transactions involving Hanmi Financial and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of Federal law. See “Item 1. Business — Supervision and Regulation — Prompt Corrective Action and Other Enforcement Mechanisms.”
      Capital Standards — The Federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk to 100% for assets with relatively high credit risk.
      The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, Federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five subgroup categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

      Prompt Corrective Action and Other Enforcement Mechanisms — Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including, but not limited to, those institutions that fall below one or more prescribed minimum capital ratios. Each Federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, the Bank and Hanmi Financial had capital ratios that exceeded the required ratios for classification as “well-capitalized.”
      An institution that, based upon its capital levels, is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate Federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The Federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.
      In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the Federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or condition imposed in writing by the agency or written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized — without the express permission of the institution’s primary regulator.
      Safety and Soundness Standards — The Federal banking agencies have adopted guidelines designed to assist the Federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the Federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.
      Premiums for Deposit Insurance — Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well-capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.
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
      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2004 at $0.0151 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.
      Interstate Banking and Branching — The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.
      Community Reinvestment Act and Fair Lending Developments — The Bank is subject to certain fair lending requirements and reporting obligations involving residential mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the Federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The Federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and non-governmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.
      A bank’s compliance with its CRA obligations is a performance-based evaluation system that bases CRA ratings on an institution’s lending, service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted by FRB, the Bank received a “Satisfactory” rating.
      Federal Reserve System — The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, the Bank was in compliance with these requirements.

Taxation
      General — We report income and expenses using the accrual method on a calendar year basis and are subject to Federal income tax under the Internal Revenue Code of 1986, as amended, generally in the same manner as other corporations.
      State — The Company’s operations are concentrated in the state of California, which imposes an income tax on financial institutions.

ITEM 2.	PROPERTIES
      Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. The office is leased pursuant to a five-year term lease, which expires on November 30, 2008.
      The following table sets forth information about the Company’s offices:

Owned/
Office	Type of Office	Address	Leased

Corporate Headquarters	Headquarters (1)	3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, CA	Leased
Administrative Office	Administration (1)	3530 Wilshire Boulevard, Suite 1800, Los Angeles, CA	Leased
Cerritos Branch	Branch	11754 East Artesia Boulevard, Artesia, CA	Leased
Downtown Branch	Branch	950 South Los Angeles Street, Los Angeles, CA	Leased
Fashion District Branch	Branch	726 East 12th Street, Suite 211, Los Angeles, CA	Leased
Garden Grove Branch	Branch	9820 Garden Grove Boulevard, Garden Grove, CA	Owned
Gardena Branch	Branch	2001 West Redondo Beach Boulevard, Gardena, CA	Leased
Irvine Branch	Branch	14474 Culver Drive, Suite D, Irvine, CA	Leased
Koreatown Galleria Branch	Branch	3250 West Olympic Boulevard, Suite 200, Los Angeles, CA	Leased
Koreatown Plaza Branch	Branch(2)	928 South Western Avenue, Suite 260, Los Angeles, CA	Leased
Mid-Olympic Branch	Branch(3)	3099 West Olympic Boulevard, Los Angeles, CA	Owned
Olympic Branch	Branch(4)	3737 West Olympic Boulevard, Los Angeles, CA	Owned
Rowland Heights Branch	Branch	18720 East Colima Road, Rowland Heights, CA	Leased
San Diego Branch	Branch	4637 Convoy Street, Suite 101, San Diego, CA	Leased
San Francisco Branch	Branch	1491 Webster Street, San Francisco, CA	Leased
SBA Loan Department	Loan Office (1)(5)	3327 Wilshire Boulevard, Los Angeles, CA	Leased
Seattle LPO	Loan Office(1)	33110 Pacific Highway South, Suite 4, Federal Way, WA	Leased
Silicon Valley Branch	Branch	2765 El Camino Real, Santa Clara, CA	Leased
South Cerritos Branch	Branch	11900 South Street, Suite 109, Cerritos, CA	Leased
Special Industries Department	Loan Office (1)(6)	3660 Wilshire Boulevard, Suite 1050, Los Angeles, CA	Leased
Torrance Branch	Branch	2370 Crenshaw Boulevard, Suite H, Torrance, CA	Leased
Van Nuys Branch	Branch	14427 Sherman Way, Van Nuys, CA	Leased
Vermont Branch	Branch(7)	933 South Vermont Avenue, Los Angeles, CA	Owned
West Garden Grove Branch	Branch	9122 Garden Grove Boulevard, Garden Grove, CA	Owned
West Torrance Branch	Branch	21838 Hawthorne Boulevard, Torrance, CA	Leased
Western Branch	Branch	120 South Western Avenue, Los Angeles, CA	Leased
Wilshire Branch	Main Branch(8)	3660 Wilshire Boulevard, Suite 103, Los Angeles, CA	Leased

(1)	Deposits are not accepted at this facility.

(2)	Residential Mortgage Center is also located at this facility.

(3)	Auto Loan Center and Consumer Loan Center are also located at this facility.

(4)	Training Facility is also located at this facility.

(5)	SBA Loan Department lending offices

(6)	Special Industries Department lending offices.

(7)	Administrative offices are also located at this facility.

(8)	International Trade Finance Department and Commercial Loan Department are also located at this facility.
      Hanmi Financial and Hanmi Bank consider their present facilities to be sufficient for their current operations.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time, Hanmi Financial and Hanmi Bank are parties to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of Hanmi Financial and Hanmi Bank. In the opinion of management, the resolution of any such issues would not have a material adverse impact on the financial condition, results of operations, or liquidity of Hanmi Financial or Hanmi Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      During the fourth quarter of 2004, no matters were submitted to stockholders for a vote.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price for Common Stock
      The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported by NASDAQ under the symbol “HAFC.”

	High	Low	Cash Dividend

2004
Fourth Quarter	$19.16	$14.70	$0.05 per share
Third Quarter	$16.70	$13.47	$0.05 per share
Second Quarter	$14.77	$11.64	$0.05 per share
First Quarter	$14.99	$9.75	$0.05 per share
2003
Fourth Quarter	$11.37	$9.65	$0.05 per share
Third Quarter	$11.25	$8.00	$0.05 per share
Second Quarter	$9.13	$7.95	$0.05 per share
First Quarter	$9.00	$7.88	$0.05 per share
      Hanmi Financial had 374 registered stockholders of record as of February 24, 2005. Share prices have been restated to reflect the 100% stock dividend declared in January 2005.
Dividends
      The amount and timing of dividends will be determined by Hanmi Financial’s Board of Directors and substantially depends upon the earnings and financial condition of Hanmi Financial. The ability of Hanmi Financial to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by the Hanmi Bank.
      The power of the board of directors of a state chartered bank, such as Hanmi Bank, to declare a cash dividend is limited by statutory and regulatory restrictions that restrict the amount available for cash dividends depending upon the earnings, financial condition and cash needs of the bank, as well as general business conditions. See “Item 1. Business — Dividends and Other Transfers of Funds.”
      On January 20, 2005, the Company’s Board of Directors declared a two-for-one stock split, to be effected in the form of a 100 percent common stock dividend. The new shares were distributed on February 15, 2005 to shareholders of record on the close of business on January 31, 2005. Average shares outstanding and per share amounts have been restated to reflect the stock split for all periods presented.
Recent Sales of Unregistered Securities
      On April 7, 2004, the Company held a special meeting of shareholders where the shareholders voted upon and approved the issuance of Hanmi Financial common stock to PUB shareholders pursuant to the Agreement and Plan of Merger, dated December 22, 2003, by and among Hanmi Financial, Hanmi Bank and PUB, and in a concurrent private placement of 7,894,738 shares at $9.50 per share pursuant to Securities Purchase Agreements, dated December 22, 2003, with specified purchasers, in order to finance a portion of the cash consideration paid in the acquisition of PUB. These purchasers included five members of the Company’s Board of Directors, who collectively purchased 860,652 shares of the Company’s common stock for $8,176,194. The sale of these unregistered securities was made in reliance upon an exemption from registration pursuant to Section 144 of the Securities Act of 1933.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by the Company. This selected historical financial data should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this statement and the information contained in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 1. Business — Business Combination”. The selected historical financial data as of and for each of the years in the five years ended December 31, 2004 is derived from the Company’s audited financial statements. In the opinion of management of the Company, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except for per share data)
Summary Statement of Income Data:
Interest Income	$134,167	$77,123	$69,316	$76,678	$72,246
Interest Expense	32,617	20,796	21,345	32,990	30,891

Net Interest Income Before Provision for Credit Losses	101,550	56,327	47,971	43,688	41,355
Provision for Credit Losses	2,907	5,680	4,800	1,400	2,250
Non-Interest Income	27,598	20,316	21,204	17,253	15,002
Non-Interest Expenses	66,566	39,325	38,333	32,028	27,796

Income Before Provision for Income Taxes	59,675	31,638	26,042	27,513	26,311
Provision for Income Taxes	22,975	12,425	9,012	10,703	10,788

Net Income	$36,700	$19,213	$17,030	$16,810	$15,523

Summary Statement of Financial Condition Data:
Cash and Cash Equivalents	$127,164	$62,595	$122,772	$81,205	$176,107
Total Securities	418,973	414,616	279,548	213,179	205,994
Net Loans	2,234,842	1,248,399	975,154	781,718	621,222
Total Assets	3,104,188	1,787,139	1,457,313	1,159,416	1,035,310
Total Deposits	2,528,807	1,445,835	1,283,979	1,042,353	934,581
Total Liabilities	2,704,278	1,647,672	1,332,845	1,054,543	948,914
Total Shareholders’ Equity	399,910	139,467	124,468	104,873	86,396
Average Net Loans	1,912,534	1,103,765	882,625	701,714	555,045
Average Securities	425,537	379,635	244,675	235,034	180,470
Average Interest-Earning Assets	2,366,185	1,525,633	1,211,553	1,017,422	791,105
Average Total Assets	2,670,701	1,623,214	1,308,885	1,100,182	925,608
Average Deposits	2,129,724	1,416,564	1,164,562	988,392	873,044
Average Interest-Bearing Liabilities	1,687,688	1,057,249	854,858	736,947	569,544
Average Shareholders’ Equity	293,313	132,369	112,927	95,740	78,363
Average Tangible Equity	143,262	130,252	110,762	93,427	75,802

	As of and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except for per share data)
Per Share Data:
Earnings Per Share — Basic(1)	$0.87	$0.68	$0.62	$0.61	$0.57
Earnings Per Share — Diluted(1)	$0.84	$0.67	$0.60	$0.60	$0.57
Book Value Per Share — Basic(1)	$8.11	$4.92	$4.47	$3.83	$3.17
Cash Dividends Per Share	$0.20	$0.20	$—	$—	$—
Common Shares Outstanding	49,330,704	28,326,820	27,830,866	27,385,660	27,228,248
Selected Performance Ratios:
Return on Average Assets(2)	1.37%	1.18%	1.30%	1.53%	1.68%
Return on Average Equity(3)	12.51%	14.51%	15.08%	17.56%	19.81%
Return on Average Tangible Equity (4)	25.62%	14.75%	15.38%	17.99%	20.48%
Net Interest Spread(5)	3.74%	3.09%	3.22%	3.06%	3.71%
Net Interest Margin(6)	4.29%	3.69%	3.96%	4.29%	5.23%
Average Shareholders’ Equity to Average Total Assets	10.98%	8.15%	8.63%	8.70%	8.47%
Selected Capital Ratios:
Tier 1 Capital to Average Total Assets:
Hanmi Financial	8.93%	7.80%	8.50%	8.86%	8.46%
Hanmi Bank	8.78%	7.75%	8.34%	8.76%	8.39%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	10.93%	10.05%	11.01%	11.71%	11.11%
Hanmi Bank	10.75%	10.00%	10.81%	11.59%	11.02%
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	11.98%	11.13%	12.14%	12.87%	12.37%
Hanmi Bank	11.80%	11.09%	11.94%	12.75%	12.27%
Selected Asset Quality Ratios:
Non-Performing Loans to Total Gross Loans(7)	0.27%	0.68%	0.65%	0.63%	0.40%
Non-Performing Assets to Total Assets(8)	0.19%	0.48%	0.44%	0.43%	0.25%
Net Charge-Offs to Average Total Gross Loans	0.19%	0.29%	0.28%	0.45%	0.16%
Allowance for Loan Losses to Total Gross Loans	1.00%	1.06%	1.14%	1.19%	1.78%
Allowance for Loan Losses to Non-Performing Loans	377.49%	154.13%	173.81%	188.12%	441.68%
Efficiency Ratio(9)	51.54%	51.31%	55.41%	52.40%	49.32%
Dividend Payout Ratio(10)	22.99%	29.41%	—	—	—

(1)	Restated for a 100% stock dividend declared in January 2005, a 9% stock dividend declared in 2002, a 12% stock dividend declared in 2001 and a 3-for-2 stock split in 2001.

(2)	Net income divided by average total assets.

(3)	Net income divided by average shareholders’ equity.

(4)	Net income divided by average tangible equity.

(5)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(6)	Represents net interest income before provision for credit losses as a percentage of average interest-earning assets.

(7)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(8)	Non-performing assets consist of non-performing loans (see footnote (6) above) and other real estate owned.

(9)	The efficiency ratio is calculated as the ratio of total non-interest expenses to the sum of net interest income before provision for credit losses and total non-interest income including securities gains and losses.

(10)	Dividends declared per share divided by basic earnings per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
      This discussion presents management’s analysis of the results of operations and financial condition of the Company as of and for the years ended December 31, 2004, 2003 and 2002. The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto presented elsewhere in this report.
      This discussion and analysis contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors discussed elsewhere in this report.
CRITICAL ACCOUNTING POLICIES
      We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements.” Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.
      During the year ended December 31, 2004, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the purchase of Pacific Union Bank (“PUB”) required significant estimates and assumptions. We engaged outside experts, including appraisers, to assist in estimating the fair values of certain assets acquired, particularly the loan portfolio, core deposit intangible asset and fixed assets. The Bank used market data regarding securities market prices and interest rates to estimate the fair values of financial assets, including the securities portfolio, deposits and borrowings. We also evaluated long-lived assets for impairment and recorded any necessary adjustments. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination,” we recognized liabilities assumed for costs to involuntarily terminate employees of PUB and costs to exit activities of PUB under an exit plan approved by Hanmi Bank’s Board of Directors.
      We believe the allowance for loan losses and reserve for credit losses are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Financial Condition — Allowance for Loan Losses,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for a description of the methodology used to determine the allowance for loan losses and reserve for credit losses.
OVERVIEW
      Over the last three years, the Company has experienced significant growth in assets and deposits. Total assets increased to $3,104.2 million at December 31, 2004 from $1,787.1 million and $1,456.3 million at December 31, 2003 and 2002, respectively. Total net loans increased to $2,234.9 million at December 31, 2004 from $1,248.4 million and $975.1 million at December 31, 2003 and 2002, respectively. Total deposits increased to $2,528.8 million as of December 31, 2004 from $1,445.8 million and $1,284.0 million at December 31, 2003 and 2002, respectively.

      The Company’s asset growth was mainly due to the acquisition of PUB, which had assets of $1.2 billion, and also attributable to loan production during the period.
      For the year ended December 31, 2004, net income was $36.7 million, representing an increase of $17.5 million, or 91.0%, from $19.2 million for the year ended December 31, 2003. This resulted in basic earnings per share of $0.87 and $0.68 for the years ended December 31, 2004 and 2003, respectively, and diluted earnings per share of $0.84 and $0.67 for the same years. The Company’s primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities incurred to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. It also is affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The increase in net income for 2004 was attributable to increases in net interest margin and average interest-earning assets. Net interest income increased due to a 78.8% increase in volume of net loans. The average interest rate paid decreased by four basis points while the average interest rate earned increased by 61 basis points. As a result, net interest spread increased by 65 basis points from 3.09% in 2003 to 3.74% in 2004.
      For the year ended December 31, 2003, net income was $19.2 million, representing an increase of $2.2 million, or 12.8%, from $17.0 million for the year ended December 31, 2002. This resulted in basic earnings per share of $0.68 and $0.62 for the years ended December 31, 2003 and 2002, respectively, and diluted earnings per share of $0.67 and $0.60 for the same years. Despite a decrease in the net interest margin, net income increased in 2003, largely attributable to a 26% increase in average interest-earning assets. Net interest income increased due primarily to a higher volume of gross loans. The interest rate paid decreased by 53 basis points while the interest rate earned decreased by 65 basis points. As a result, net interest spread decreased by 12 basis points, from 3.25% in 2002 to 3.13% in 2003.
      The Company’s results of operations are significantly affected by its provision for credit losses. Results of operations may also be affected by other factors, including general economic and competitive conditions, mergers and acquisitions of other financial institutions within the Company’s market area, changes in interest rates, government policies and actions of regulatory agencies. The Company’s provision for credit losses was $2.9 million, $5.7 million and $4.8 million in 2004, 2003 and 2002, respectively, reflecting changes in the balance and credit quality of its loan portfolio.
      The Company also generated substantial non-interest income from service charges on deposit accounts, charges and fees from international trade finance, and gains on sales of loans. The Company’s non-interest expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses and other operating expenses. For the year ended December 31, 2004, non-interest income was $27.6 million, an increase of $7.4 million, or 35.8%, over 2003 non-interest income of $20.3 million. The increase was primarily a result of the merger with PUB. For the year ended December 31, 2003, non-interest income was $20.3 million, a decrease of $888,000, or 4.2%, from 2002 non-interest income, The decrease reflected a decreased amount of gain on sales of securities, which decreased $2.2 million from $3.3 million in 2002 to $1.1 million in 2003. Non-interest income other than gain on sales of securities increased $1.8 million, or 10.5%, from $7.4 million in 2002 to $19.2 million in 2003, reflecting the expansion in the Bank’s average loan and deposit portfolios.
      The efficiency ratio increased slightly, to 51.54%, in 2004 compared to 51.31% in 2003 as a result of non-recurring expenses associated with the merger with PUB. In 2003, the efficiency ratio improved to 51.31% from 55.41% in 2002 as a result of greater efficiencies associated with the expansion of its average loan and deposit portfolios, which increased 25.1% and 19.3%, respectively, while non-interest expenses increased 2.6% year over year. Non-interest expenses in 2002 include a charge of $4.4 million for certain securities held by the Bank. Exclusive of this charge, non-interest expenses increased 15.9% from 2002 to 2003.

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin
      The Company’s earnings depend largely upon the difference between the interest income received from its loan portfolio and other interest-earning assets and the interest paid on deposits and borrowings. The difference is “net interest income.” Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Company’s net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income also is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company’s control, such as Federal economic policies, the general supply of money in the economy, income tax policies, governmental budgetary matters and the actions of the Federal Reserve Bank.
      For the years ended December 31, 2004 and 2003, the Company’s net interest income was $101.6 million and $56.3 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2004 were 3.74% and 4.29%, respectively, compared to 3.09% and 3.69%, respectively, for the year ended December 31, 2003.
      For the years ended December 31, 2003 and 2002, the Company’s net interest income was $56.3 million and $48.0 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2003 were 3.09% and 3.69%, respectively, compared to 3.22% and 3.96%, respectively, for the year ended December 31, 2002.
      Average interest-earning assets increased 55.1% to $2,366.2 million in 2004 from $1,525.6 million in 2003. Average net loans increased 73.3% to $1,912.5 million in 2004 from $1,103.8 million in 2003 and average investment securities increased 12.1% to $425.5 million in 2004 from $379.6 million in 2003. Total loan interest income increased by 81.6% in 2004 on an annual basis due to the increase in average net loans outstanding and the increase in average yields on net loans from 5.82% in 2003 to 6.10% in 2004. The average interest rate charged on loans increased reflecting the average WSJ Prime rate increase of 22 basis points from 4.12% in 2003 to 4.34% in 2004. The yield on interest-earning assets increased from 5.06% in 2003 to 5.67% in 2004, an increase of 0.61%, reflecting a shift in the mix of interest-earning assets from 72.3% loans, 24.9% securities and 2.8% other interest-earning assets in 2003 to 80.8% loans, 18.0% securities and 1.2% other interest-earning assets.
      The majority of interest-earning assets growth was funded by a $713.2 million or 50.3% increase in average total deposits. Total average interest-bearing liabilities grew by 59.6% to $1,687.7 million in 2004 compared to $1,057.2 million in 2003. The average interest rate the Company paid for interest-bearing liabilities decreased by four basis points from 1.97% in 2003 to 1.93% in 2004. As a result, the net interest spread increased to 3.74% in 2004 compared to 3.09% in 2003.

      The following tables show the Company’s average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest- earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated.

	For the Year Ended December 31,

	2004			2003			2002

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets
Interest-Earning Assets:
Net Loans(1)	$1,912,534	$116,612	6.10%	$1,103,765	$64,211	5.82%	$882,625	$56,398	6.39%
Municipal Securities(2)	70,372	3,015	6.59%	33,596	1,421	6.97%	29,699	1,300	6.44%
Obligations of Other U.S. Government Agencies	90,336	3,374	3.73%	70,465	2,395	3.40%	29,204	1,340	4.59%
Other Debt Securities	264,829	10,261	3.87%	275,574	8,321	3.02%	185,772	8,507	4.58%
Equity Securities	15,041	716	4.76%	6,003	273	4.55%	3,767	207	5.50%
Federal Funds Sold	12,772	183	1.43%	21,844	277	1.27%	51,456	925	1.80%
Term Federal Funds Sold	—	—	—	14,370	225	1.57%	28,693	630	2.20%
Commercial Paper	—	—	—	—	—	—	288	8	2.68%
Interest-Earning Deposits	301	6	1.99%	16	—	—	49	1	2.51%

Total Interest-Earning Assets	2,366,185	134,167	5.67%	1,525,633	77,123	5.06%	1,211,553	69,316	5.72%

Non-Interest-Earning Assets:
Cash and Cash Equivalents	76,064			52,067			54,496
Premises and Equipment, Net	15,733			8,496			7,638
Accrued Interest Receivable	9,387			6,049			5,264
Other Assets	203,332			30,969			29,934

Total Non-Interest-Earning Assets	304,516			97,581			97,332

Total Assets	$2,670,701			$1,623,214			$1,308,885

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$466,880	8,098	1.73%	$207,689	2,584	1.24%	$176,089	3,036	1.72%
Savings	131,589	1,790	1.36%	97,070	1,894	1.95%	92,835	2,632	2.84%
Time Deposits of $100,000 or More	611,555	10,966	1.79%	386,701	7,415	1.92%	312,618	7,838	2.51%
Other Time Deposits	253,884	5,414	2.13%	302,651	7,354	2.43%	251,469	7,034	2.80%
Other Borrowed Funds	223,780	6,349	2.84%	63,138	1,549	2.45%	21,847	805	3.68%

Total Interest-Bearing Liabilities	1,687,688	32,617	1.93%	1,057,249	20,796	1.97%	854,858	21,345	2.50%

Non-Interest-Bearing Liabilities:
Demand Deposits	665,816			422,453			331,551
Other Liabilities	23,884			11,143			9,549

Total Non-Interest-Bearing Liabilities	689,700			433,596			341,100

Total Liabilities	2,377,388			1,490,845			1,195,958
Shareholders’ Equity	293,313			132,369			112,927

Total Liabilities and Shareholders’ Equity	$2,670,701			$1,623,214			$1,308,885

Net Interest Income		$101,550			$56,327			$47,971

Net Interest Spread(3)			3.74%			3.09%			3.22%

Net Interest Margin(4)			4.29%			3.69%			3.96%

(1)	Loans are net of the allowance for loan losses, deferred fees and related direct costs. Loan fees have been included in the calculation of interest income. Loan fees were $6.0 million, $3.2 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis, using an effective marginal rate of 35%.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.
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

	For the Year Ended December 31,

	2004 vs. 2003			2003 vs. 2002

	Increases (Decreases)			Increases (Decreases)
	Due to Change in			Due to Change in

	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
Interest Income:
Net Loans	$49,174	$3,227	$52,401	$13,199	$(5,386)	$7,813
Municipal Securities	1,576	18	1,594	166	(45)	121
Obligations of Other U.S. Government Agencies	725	254	979	1,478	(423)	1,055
Other Debt Securities	(335)	2,275	1,940	3,292	(3,478)	(186)
Equity Securities	429	14	443	107	(41)	66
Federal Funds Sold	(126)	32	(94)	(429)	(219)	(648)
Term Federal Funds Sold	(112)	(113)	(225)	(257)	(148)	(405)
Commercial Paper	—	—	—	(4)	(4)	(8)
Interest-Earning Deposits	6	—	6	—	(1)	(1)

Total Interest Income	51,337	5,707	57,044	17,552	(9,745)	7,807

Interest Expense:
Money Market Checking	4,191	1,323	5,514	485	(937)	(452)
Savings	564	(668)	(104)	115	(853)	(738)
Time Deposits of $100,000 or More	4,060	(509)	3,551	1,639	(2,062)	(423)
Other Time Deposits	(1,103)	(837)	(1,940)	1,318	(998)	320
Other Borrowed Funds	4,522	278	4,800	1,089	(345)	744

Total Interest Expense	12,234	(413)	11,821	4,646	(5,195)	(549)

Change in Net Interest Income	$39,103	$6,120	$45,223	$12,906	$(4,550)	$8,356

Provision for Credit Losses
      For the year ended December 31, 2004, the provision for credit losses was $2.9 million, compared to $5.7 million for the year ended December 31, 2003, a decrease of 48.8%. While the Company’s loan volume increased, the allowance for loan losses decreased to 1.00% of total gross loans from 1.06% in 2003 (without the change in accounting that separated the reserve for credit losses from the allowance for loan losses, the ratio was 1.08% at December 31, 2004). This decrease in the ratio of the allowance for loan losses to total gross loans was primarily due to the overall decrease of historical loss factors on pass grade loans. Since the year 2001, the Company has refined its credit management process and instituted a more comprehensive risk rating system. For the year ended December 31, 2003, the provision for credit losses was $5.7 million, compared to $4.8 million for the year ended December 31, 2002, an increase of 18.3%.
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

	2004		2003		2002		2001		2000

Allowance for Loan	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
Losses Applicable to	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(In thousands)
Real Estate Loans:
Construction	$349	$92,521	$427	$43,047	$267	$39,237	$163	$33,618	$68	$8,543
Commercial Property	1,854	783,539	374	397,853	337	284,465	1,108	198,336	1,311	147,810
Residential Property	155	80,786	191	58,477	149	47,891	258	49,526	262	48,192

Total Real Estate Loans	2,358	956,846	992	499,377	753	371,593	1,529	281,480	1,641	204,545
Commercial and Industrial Loans(1)	19,051	1,214,419	11,376	685,557	9,773	560,370	7,072	457,973	5,473	378,247
Consumer Loans	1,293	87,526	846	54,878	652	44,416	738	38,645	571	38,486
Unallocated	—	—	135	—	76	—	69	—	3,591	—

Total Allowance for Loan Losses	$22,702	$2,258,791	$13,349	$1,239,812	$11,254	$976,379	$9,408	$778,098	$11,276	$621,278

(1)	Loans held for sale excluded.
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

Non-Interest Income
      The following table sets forth the various components of the Company’s non-interest income for the years indicated:

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands)
Service Charges on Deposit Accounts	$14,441	$10,339	$9,195
Trade Finance Fees	4,044	2,887	2,410
Remittance Fees	1,653	952	786
Other Service Charges and Fees	1,685	1,513	1,094
Bank-Owned Life Insurance Income	731	499	552
Increase in Fair Value of Derivatives	232	35	1,368
Other Income	1,681	840	659
Gain on Sales of Loans	2,997	2,157	1,875
Gain on Sales of Securities Available for Sale	134	1,094	3,265

Total Non-Interest Income	$27,598	$20,316	$21,204

      The Company earns non-interest income from four major sources: service charges on deposit accounts, fees generated from international trade finance, gain on sales of loans, and gain on sales of securities available for sale.
      Non-interest income has become a significant part of the Company’s revenue in the past several years. For the year ended December 31, 2004, non-interest income was $27.6 million, an increase of 35.8% from $20.3 million for the year ended December 31, 2003. This increase was mainly due to increases in service charges on deposit accounts and trade finance fees.
      The service charges on deposit accounts increased by $4.1 million or 39.7% for the year 2004 compared to 2003. Service charge income on deposit accounts increased with the higher deposit volume and number of accounts as a result of the PUB merger. Average deposits increased by 50.3% from $1.4 million in 2003 to $2.1 million in 2004. The Company constantly reviews service charges to maximize service charge income while still maintaining its competitive position.
      Fees generated from international trade finance increased by 40.1% from $2.9 million in 2003 to $4.0 million during 2004. The increase was primarily due to the PUB merger. Average trade finance loans increased by $29.8 million or 60.9% from $48.9 million in 2003 to $78.7 million in 2004.
      Gain on sales of loans was $3.0 million in 2004, compared to $2.2 million and $1.9 million in 2003 and 2002, respectively, representing increases of 38.9% and 15.0% for the years ended December 31, 2004 and 2003, respectively. The increase in gain on sales of loans resulted from the Company’s increased sales activity in SBA loans, which was primarily due to the acquisition of PUB. The Company sells the guaranteed portion of SBA loans in the secondary markets, while retaining servicing rights. During the year 2004, the Company sold $35.4 million of SBA loans.
      Gain on sales of securities available for sale decreased by 87.8% from $1.1 million in 2003 to $0.1 million during 2004. The Company sold $54.2 million of securities, recognizing premiums of 1.91% over the carrying value of such securities. The ability to generate such gains in the future is not assured since any gains are dependent on market interest rates.
      The increase in other income in 2004 compared to 2003 is mainly due to an increase in credit card fee income and sales commission from mutual funds and insurance products.
      For the year ended December 31, 2003, non-interest income was $20.3 million, a decrease of $0.9 million or 4.2% from $21.2 million for the year ended December 31, 2002. This decrease was largely attributable to the $2.2 million decrease in gain on sales of securities available for sale and a $1.3 million decrease in the change in fair value of interest rate swaps. The large increase in service charges on deposit accounts and trade finance fees offsets this decrease and resulted in a comparatively small overall decrease in non-interest income of $0.9 million.
      As a part of its continuing effort to expand non-interest income, the Company introduced non-depository products, such as life insurance, mutual funds and annuities, to customers in December 2001. During the year 2004, the Company generated income of $427,000 from this activity, which represented an 87.3% increase from $228,000 earned in 2003.
Non-Interest Expenses
      The following table sets forth the breakdown of non-interest expenses for the years indicated:

	For the Year Ended December 31,

	2004	2003	2002

	(In thousands)
Salaries and Employee Benefits	$33,540	$21,214	$17,931
Occupancy and Equipment	8,098	5,198	4,330
Data Processing	4,540	3,080	2,784
Advertising and Promotional Expense	3,001	1,635	1,523
Supplies and Communications	2,433	1,496	1,466
Professional Fees	2,068	1,167	1,003
Amortization of Core Deposit Intangible	1,872	121	8
Impairment of Investment Securities	—	—	4,416
Other Operating Expense	8,961	5,414	4,872
Merger-Related Expenses	2,053	—	—

Total Non-Interest Expenses	$66,566	$39,325	$38,333

      For the year ended December 31, 2004, non-interest expenses were $66.6 million, an increase of $27.2 million or 69.3% from $39.3 million for the year ended December 31, 2003. This increase was primarily due to the PUB merger, which closed on April 30, 2004.
      Salaries and employee benefits expenses for 2004 increased $12.3 million, or 58.1%, to $33.5 million from $21.2 million for 2003, due primarily to a 45% increase in the number of employees following the acquisition of PUB.
      Occupancy and equipment expenses for 2004 increased $2.9 million, or 55.8%, to $8.1 million compared to $5.2 million for 2003. This increase was mainly due to the acquisition of 12 former PUB branches.
      Data processing expense for 2004 increased $1.5 million, or 47.4%, to $4.5 million from $3.1 million for 2003. Additional expense was incurred mainly due to an increase in loans and deposits volume related to the acquisition and conversion of the Bank’s core data processing systems. Supplies and communication expenses also increased $0.9 million, or 62.6%, to $2.4 million from $1.5 million for 2003.
      Professional fees were $2.1 million for 2004, representing an increase of $0.9 million, or 77.2%, compared to $1.2 million for 2003. The increase was caused primarily by consulting fees related to the integration with PUB and data processing system conversions. Professional fees for the year ended December 31, 2004 include $537,000 of integration costs paid to outside consultants.
      Advertising and promotional expense increased from $1.6 million for 2003 to $3.0 million for 2004, an increase of $1.4 million, or 83.5%. In 2004, Hanmi Bank conducted print, radio and television campaigns and distributed various promotional items to publicize its merger with PUB and attract and retain customers.
      During the year ended December 31, 2004, the Company recorded restructuring charges totaling $2.1 million in connection with the acquisition of PUB, consisting of employee severance and retention bonuses, leasehold termination costs, and fixed asset impairment charges associated with planned branch closures. In 2004, the Company recognized $975,000 of restructuring costs related to retention bonuses paid to former PUB employees. Such costs are treated as period costs and are recognized in the period services are rendered.
      Core deposit premium amortization increased to $1.9 million for 2004, compared to $121,000 for 2003, an increase of $1.8 million. The increase is attributable to the acquisition of PUB.
      Other operating expenses were $7.4 million for 2004, compared to $4.5 million for 2003, representing an increase of $2.9 million, or 64.9%. The increases are primarily attributable to additional operating expenses associated with the acquisition of PUB.
      For the year ended December 31, 2003, total non-interest expenses increased by $1.0 million or 2.6%. This increase in 2003 was relatively minor due to the charges made for impairment of investment securities during 2002, when the Company recorded an impairment charge of $4.4 million on corporate bonds issued by WorldCom, Inc. (“WorldCom”). The $5.0 million bond was purchased in January 2001 and WorldCom defaulted on it in January 2002. As of December 31, 2003, the remaining $1.0 million par value was carried at $119,000 and had a market value of $335,000. During 2003, the Company sold $4.0 million par value of that bond and recognized a gain of $782,000. In 2004, the Company sold its remaining WorldCom securities, recognizing a gain of $100,000.
      Excluding the impairment charges during 2002, total non-interest expenses would have increased by $5.4 million or 15.9% to $39.3 million in 2003 from $33.9 million in 2002. The increase was primarily due to the expansion of the Company’s branch network, which caused increases in salaries, occupancy and data processing expenses. Two full branches were added to the Company’s network in 2003, which required an increase in staff (salaries and employee benefits), as well as additional rent for the new locations. The business generated by the new branches also created the need for additional data processing expenses to support the larger customer base and volume.
Provision for Income Taxes
      For the year ended December 31, 2004, the Company recognized a provision for income taxes of $23.0 million on pre-tax income of $59.7 million, representing an effective tax rate of 38.5%, compared to a provision of $12.4 million on pre-tax income of $31.6 million, representing an effective tax rate of 39.3%, for 2003.
      The Company made investments in various tax credit funds totaling $5.3 million and recognized $723,000 million of income tax credits earned from qualified low-income housing investments in 2004. The Company recognized an income tax credit of $382,000 for the tax year 2003 from $4.1 million in such investments. The Company intends to continue to make such investments as part of an effort to lower its effective tax rate and to receive credit under the Community Reinvestment Act.
      For the year ended December 31, 2003, the Company recognized a provision for income taxes of $12.4 million on pre-tax income $31.6 million, representing an effective tax rate of 39.3%, compared to a provision of $9.0 million on pre-tax income of $26.0 million, representing an effective tax rate of 34.6%, for 2002.
      As indicated in “Notes to Consolidated Financial Statements, Note 10 — Income Taxes,” income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pretax income because certain items of income and expense are recognized in different years for income tax purposes than in the financial statements. These differences in the years that income and expenses are recognized cause “temporary differences.”
      Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for taxes, and therefore the Company normally has a net deferred tax asset. At December 31, 2004, the Company had net deferred tax assets of $5.0 million.

FINANCIAL CONDITION
Loan Portfolio
      Total gross loans increased by $997.4 million or 78.8% in 2004. Total gross loans represented 72.9% of total assets at December 31, 2004 compared with 70.8% and 69.9% at December 31, 2003 and 2002, respectively.
      The table below sets forth the composition of the Company’s loan portfolio by major category. Commercial and industrial loans made up the largest portion of the total loan portfolio, representing 53.8% of total loans at December 31, 2004, as compared with 56.2% and 57.9% of total loans at December 31, 2003 and 2002, respectively.
      Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity of three to five years and are extended to finance the purchase of business entities, owner-occupied commercial property, business equipment, leasehold improvements or for permanent working capital. SBA guaranteed loans usually have a longer maturity (5 to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location and their current and target markets. The Company manages its portfolio to avoid concentration in any of the areas mentioned. The commercial loan portfolio also includes SBA loans held for sale, which totaled $3.9 million and $25.5 million at December 31, 2004 and 2003, respectively.
      Real estate loans were $956.8 million and $499.4 million at December 31, 2004 and 2003, respectively, representing 42.3% and 39.5%, respectively, of the total loan portfolio. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are investor-owned, but may be for user-owned purposes. Underwriting guidelines include, among other things, review of appraised value, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.
      The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount Outstanding as of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Real Estate Loans:
Commercial Property	$783,539	$397,853	$284,465	$198,336	$147,810
Construction	92,521	43,047	39,237	33,618	8,543
Residential Property	80,786	58,477	47,891	49,526	48,192

Total Real Estate Loans	956,846	499,377	371,593	281,480	204,545
Commercial and Industrial Loans (1)	1,218,269	711,011	572,910	472,920	391,093
Consumer Loans	87,526	54,878	44,416	38,645	38,486

Total Gross Loans	$2,262,641	$1,265,266	$988,919	$793,045	$634,124

(1)	Loans held for sale were included at the lower of cost or market.

      The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans as of December 31,

	2004	2003	2002	2001	2000

Real Estate Loans:
Commercial Property	34.63%	31.44%	28.77%	25.01%	23.31%
Construction	4.09%	3.40%	3.97%	4.24%	1.35%
Residential Property	3.57%	4.62%	4.84%	6.25%	7.60%

Total Real Estate Loans	42.29%	39.46%	37.58%	35.50%	32.26%
Commercial and Industrial Loans	53.84%	56.20%	57.93%	59.63%	61.67%
Consumer Loans	3.87%	4.34%	4.49%	4.87%	6.07%

Total Gross Loans	100.00%	100.00%	100.00%	100.00%	100.00%

      The following table shows the distribution of the Company’s undisbursed loan commitments as of the dates indicated:

	December 31,

	2004	2003

	(In thousands)
Commitments to Extend Credit	$367,708	$253,722
Standby Letters of Credit	47,901	34,434
Commercial Letters of Credit	49,699	34,261
Unused Credit Card Lines	14,324	3,801

Total Undisbursed Loan Commitments	$479,632	$326,218

      The table below shows the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2004. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $5.8 million.

		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total

	(In thousands)
Real Estate Loans:
Commercial Property	$745,229	$25,549	$12,761	$783,539
Construction	92,521	—	—	92,521
Residential Property	26,729	32,990	21,067	80,786

Total Real Estate Loans	864,479	58,539	33,828	956,846
Commercial and Industrial Loans	1,172,277	33,079	12,913	1,218,269
Consumer Loans	51,112	36,414	—	87,526

Total Gross Loans	$2,087,868	$128,032	$46,741	$2,262,641

Loans With Predetermined Interest Rates	$69,950	$110,678	$46,741	$227,369
Loans With Variable Interest Rates	$2,017,918	$17,354	$—	$2,035,272
Non-Performing Assets
      Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are generally placed on non-accrual status when they become 90 days past due unless management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower eventually will overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.
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
      The Company’s non-performing loans were $6.0 million at December 31, 2004, compared to $8.7 million and $6.5 million at December 31, 2003 and 2002, respectively, representing a 31% decrease in 2004 and a 34% increase in 2003. As of December 31, 2004, 2003 and 2002, total non-performing assets were the same as non-performing loans. During these same periods, total loans increased by 78.8% in 2004 from 2003, and 27.9% in 2003 from 2002. As a result, the ratio of non-performing assets to total loans and OREO decreased to 0.27% at December 31, 2004, from 0.68% at December 31, 2003 and 0.65% at December 31, 2002. As of December 31, 2004 and 2003, the Company had no OREO.
      Except for non-performing loans set forth below and loans disclosed as impaired, the Company’s management is not aware of any loans as of December 31, 2004 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. The Company’s management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

      The following table provides information with respect to the components of the Company’s non-performing assets as of December 31 of the years indicated:

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$—	$527	$—	$1,183	$516
Residential Property	112	1,126	287	730	649
Commercial and Industrial Loans	5,510	6,398	5,522	2,275	923
Consumer Loans	184	53	49	94	71

Total Non-Accrual Loans	5,806	8,104	5,858	4,282	2,159

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Real Estate Loans:
Commercial Property	—	557	356	602	391
Residential Property	—	—	261	117	3
Commercial and Industrial Loans	169	—	—	—	—
Consumer Loans	39	—	—	—	—

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	208	557	617	719	394

Total Non-Performing Loans	6,014	8,661	6,475	5,001	2,553
Other Real Estate Owned	—	—	—	—	—

Total Non-Performing Assets	$6,014	$8,661	$6,475	$5,001	$2,553

Non-Performing Loans as a Percentage of Total Gross Loans	0.27%	0.68%	0.65%	0.63%	0.40%
Non-Performing Assets as a Percentage of Total Assets	0.19%	0.48%	0.44%	0.43%	0.25%
Allowance for Loan Losses and Reserve for Credit Losses
      The allowance for loan losses and reserve for credit losses are maintained at levels that are believed to be adequate by management to absorb estimated probable loan losses inherent in the loan portfolio. The adequacy of the allowance and the reserve is determined through periodic evaluations of the Company’s portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among others, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.
      On a quarterly basis, the Company utilizes a classification migration model and individual loan review analysis tools, as a starting point for determining the allowance for loan loss and reserve for credit loss adequacy. The Company’s loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e., pass, special mention, substandard and doubtful) for each loan type, except consumer loans (auto, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances, unused commitments and off-balance sheet exposures, such as letters of credit. The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.
      The allowance for loan losses was $22.7 million at December 31, 2004, compared to $13.3 million at December 31, 2003. The increase in the allowance for loan losses in 2004 was due primarily to the PUB merger. The ratio of the allowance for loan losses to total gross loans decreased from 1.06% to 1.00%, primarily due to the overall decrease of historical loss factors on pass grade loans. The loan loss estimation, based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. The reserve for credit losses was $1.8 million at December 31, 2004, compared to $1.4 million at December 31, 2003.
      Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.
      The Company determines the appropriate overall allowance for loan losses and reserve for credit losses based on the foregoing analysis, taking into account management’s judgment. Allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, the Company believes that the allowance for loan losses and reserve for credit losses are adequate as of December 31, 2004.

	As of and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Allowance for Loan Losses:
Balance at Beginning of Year	$13,349	$11,254	$9,408	$11,276	$10,624

Allowance for Loan Losses — PUB Acquisition	10,566	—	—	—	—

Actual Charge-Offs:
Real Estate Loans:
Commercial Property	—	198	—	—	—
Commercial and Industrial Loans	5,004	3,687	3,213	3,782	1,383
Consumer Loans	481	538	358	324	399

Total Charge-Offs	5,485	4,423	3,571	4,106	1,782

Recoveries on Loans Previously Charged Off:
Real Estate Loans:
Construction	—	—	—	—	30
Commercial Property	—	21	—	273	—
Residential Property	—	6	—	—	—
Commercial and Industrial Loans	1,702	859	871	307	691
Consumer Loans	78	322	105	214	163

Total Recoveries	1,780	1,208	976	794	884

Net Loan Charge-Offs	3,705	3,215	2,595	3,312	898

Provision Charged to Operating Expenses	2,492	5,310	4,441	1,444	1,550

Balance at End of Year	$22,702	$13,349	$11,254	$9,408	$11,276

Reserve for Credit Losses:
Balance at Beginning of Year	$1,385	$1,015	$656	$700	$—
Provision Charged to Operating Expenses	415	370	359	(44)	700

Balance at End of Year	$1,800	$1,385	$1,015	$656	$700

	As of and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Ratios:
Net Loan Charge-Offs to Average Total Gross Loans	0.19%	0.29%	0.29%	0.46%	0.16%
Net Loan Charge-Offs to Total Gross Loans at End of Period	0.16%	0.25%	0.26%	0.42%	0.14%
Allowance for Loan Losses to Average Total Gross Loans	1.17%	1.19%	1.26%	1.32%	1.99%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.00%	1.06%	1.14%	1.19%	1.78%
Net Loan Charge-Offs to Allowance for Loan Losses	16.32%	24.08%	23.06%	35.20%	7.96%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	148.68%	60.55%	58.43%	229.36%	57.94%
Allowance for Loan Losses to Non-Performing Loans	377.55%	154.13%	173.81%	188.12%	441.68%
Balances:
Average Total Gross Loans Outstanding During Period	$1,938,422	$1,119,860	$895,394	$715,050	$567,195
Total Gross Loans Outstanding at End of Period	$2,262,641	$1,265,266	$988,919	$793,045	$634,124
Non-Performing Loans at End of Period	$6,014	$8,661	$6,475	$5,001	$2,553
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
      A portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the Company’s potential for loss. The Company also utilizes credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with new loans and those that are classified special mention and worse. In addition to the Company’s internal grading system, loans criticized by this credit review are downgraded with appropriate allowance added if required.
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
Investment Portfolio
      The investment portfolio maintained by the Company as of December 31, 2004 was composed of collateralized mortgage obligations, mortgage-backed securities, U.S. Government agency securities (“Agencies”), municipal bonds and corporate bonds.
      Investment securities available for sale were 99.7% of the total investment portfolio as of December 31, 2004 and 2003. Most of the securities held by the Company carried fixed interest rates. Other than holdings of Agencies, there were no investments in securities of any one issuer exceeding 10% of the Company’s shareholders’ equity as of December 31, 2004, 2003 or 2002.

      The following table summarizes the amortized cost, fair value and distribution of the Company’s investment securities as of the dates indicated:

	Investment Portfolio as of December 31,

	2004		2003		2002

	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Held to Maturity:
Municipal Bonds	$691	$691	$690	$689	$1,088	$1,126
Mortgage-Backed Securities	399	402	638	645	1,457	1,487
Corporate Bonds	—	—	—	—	4,997	4,983

Total Held to Maturity	$1,090	$1,093	$1,328	$1,334	$7,542	$7,596

Available for Sale:
Mortgage-Backed Securities	$148,706	$149,174	$117,139	$117,484	$78,112	$79,173
Collateralized Mortgage Obligations	93,172	92,539	125,491	124,096	102,212	102,877
U.S. Government Agency Securities	89,345	89,677	80,845	81,426	53,408	53,901
Municipal Bonds	71,771	73,616	60,741	61,403	17,810	18,237
Corporate Bonds	8,380	8,444	13,641	13,903	594	1,188
Other	4,437	4,433	15,055	14,976	16,630	16,630

Total Available for Sale	$415,811	$417,883	$412,912	$413,288	$268,766	$272,006

      The following table summarizes the maturity and/or repricing schedule for the Company’s investment securities and their weighted-average yield as of December 31, 2004:

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Collateralized Mortgage Obligations (1)	$16,255	2.67%	$64,923	4.25%	$11,361	4.46%	$—	—
Mortgage-Backed Securities(1)	71,525	3.22%	44,086	4.20%	27,664	4.30%	6,298	5.14%
Obligations of Other U.S. Government Agencies	40,074	3.95%	34,633	3.24%	14,970	4.20%	—	—
Obligations of State and Local Political Subdivisions(2)	267	7.07%	692	6.76%	5,275	5.40%	68,073	6.56%
Corporate Bonds	—	—	5,946	4.21%	2,498	4.76%	—	—
Other Securities	4,433	6.69%	—	—	—	—	—	—

	$132,554	3.50%	$150,280	4.01%	$61,768	4.42%	$74,371	6.44%

(1)	Collateralized mortgage obligations and mortgage-backed securities have contractual maturities through 2034. The above table is based on the expected prepayment schedule.

(2)	The yield on obligations of state and local political subdivisions has been computed on a tax-equivalent basis, using an effective marginal rate of 35%.
Deposits
      Total deposits at December 31, 2004, 2003 and 2002 were $2,528.8 million, $1,445.8 million and $1,284.0 million, respectively, representing an increase of $1,083.0 million or 74.9% in 2004 and $161.8 million or 12.6% in 2003. The growth of deposit volume in 2004 is primarily attributable to the acquisition of PUB on April 30, 2004. At December 31, 2004, 2003 and 2002, the total time deposits outstanding were $1,031.7 million, $667.8 million and $583.5 million, respectively, representing 40.8%, 46.2% and 45.4%, respectively, of total deposits. Demand deposits and money market accounts increased by $662.1 million or 97.2% in 2004 and $78.8 million or 13.1% in 2003. At December 31, 2004, non-interest-bearing demand deposits represented 28.9% of total deposits compared to 32.9% at December 31, 2003.
      Average deposits for the years ended December 31, 2004, 2003 and 2002 were $2,129.7 million, $1,416.6 million and $1,164.6 million, respectively. Average deposits, therefore, grew by 50.3% in 2004 and 21.6% in 2003.
      Core deposits (defined as demand, money market, and savings deposits) grew $719.1 million, or 92.4%, to $1.50 billion as of December 31, 2004 compared to $778 million as December 31, 2003. The overall deposit increase and the change in deposit composition was mainly due to an expansion of the branch network through the merger with PUB.
      The Company accepts brokered deposits on a selective basis at prudent interest rates to augment deposit growth. There were $40.0 million of brokered deposits as of December 31, 2004. The Company also had $200.0 million of state time deposits over $100,000 with an average interest rate of 2.08% as of December 31, 2004.
      The table below summarizes the distribution of average daily deposits and the average daily rates paid for the periods indicated:

	For the Year Ended December 31,

	2004		2003		2002

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Demand, Non-Interest-Bearing	$665,816		$422,453		$331,551
Money Market Checking	466,880	1.73%	207,689	1.24%	176,089	1.72%
Savings	131,589	1.36%	97,070	1.95%	92,835	2.84%
Time Deposits of $100,000 or More	611,555	1.79%	386,701	1.92%	312,618	2.51%
Other Time Deposits	253,884	2.13%	302,651	2.43%	251,469	2.80%

Total Deposits	$2,129,724		$1,416,564		$1,164,562

      The table below summarizes the maturity of the Company’s time deposits in denominations of $100,000 or greater at December 31 of the years indicated:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Three Months or Less	$378,205	$261,274	$231,410
Over Three Months Through Six Months	232,231	57,034	46,470
Over Six Months Through Twelve Months	131,775	52,815	40,520
Over Twelve Months	14,369	17,821	5,144

	$756,580	$388,944	$323,544

Borrowings
      The Company’s borrowings mostly take the form of advances from the Federal Home Loan Bank of San Francisco (“FHLB”), overnight Federal funds, and junior subordinated debt associated with trust preferred securities.

      At December 31, 2004, advances from the FHLB were $66.4 million, a decrease of $82.0 million, or 55.3%, from the December 31, 2003 balance of $148.4 million. As of December 31, 2004, there were no overnight Federal funds purchased compared to $31.5 million as of December 31, 2004.
      During the first half of 2004, the Company issued two junior subordinated notes bearing interest at three-month London InterBank Offered Rate (“LIBOR”) plus 2.90% totaling $61.8 million and one junior subordinated note bearing interest at three-month LIBOR plus 2.63% totaling $20.6 million. The Company’s outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million at December 31, 2003.
Interest Rate Risk Management
      Interest rate risk indicates the Company’s exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-income assets, which is the present value of future cash flow discounted by the current interest rate; under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of the Company’s exposure to market interest rate. The level of interest rate risk can be managed through the changing of gap positions and the volume of fixed-income assets and so forth. For successful management of interest rate risk, the Company uses various methods with which to measure existing and future interest rate risk exposures. In addition to regular reports used in business operations, repricing gap analysis, stress testing and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.
      The following table shows the most recent status of the Company’s gap position.

		After Three	After One
	Within	Months But	Year But		Non-
	Three	Within One	Within Five	After Five	Interest-
	Months	Year	Years	Years	Sensitive	Total

	(Dollars in thousands)
Assets:
Cash (Non-Interest-Earning)	$—	$—	$—	$—	$54,505	$54,505
Cash (Interest-Earning)	62,659	—	—	—	—	62,659
Securities Purchased Under Agreements to Resell	10,000	—	—	—	—	10,000
FRB and FHLB Stock	—	—	—	21,961	—	21,961
Securities:
Fixed Rate	27,606	38,703	150,280	136,139	—	352,728
Floating Rate	9,845	716	47,827	7,857	—	66,245
Loans:
Fixed Rate	35,880	34,070	110,678	46,741	—	227,369
Floating Rate	2,001,282	10,800	17,384	—	—	2,029,466
Non-Accrual	—	—	—	—	5,806	5,806
Unearned Income, Allowance for Loan Losses and Discount	—	—	—	—	(27,799)	(27,799)
Derivatives	(79,800)	—	79,800	—	—	—
Other Assets	—	21,868	—	—	279,380	301,248

Total Assets	$2,067,472	$106,157	$405,969	$212,698	$311,892	$3,104,188

		After Three	After One
	Within	Months But	Year But		Non-
	Three	Within One	Within Five	After Five	Interest-
	Months	Year	Years	Years	Sensitive	Total

	(Dollars in thousands)
Liabilities
Deposits:
Demand Deposits	$73,529	$191,176	$398,702	$66,176	$—	$729,583
Savings	17,923	46,680	78,391	10,868	—	153,862
Money Market Checking	81,782	202,950	260,304	68,626	—	613,662
Time Deposits of $100,000 or More	378,205	364,006	14,269	100	—	756,580
Other Time Deposits	156,190	99,676	19,181	73	—	275,120
Other Borrowed Funds	2,930	25,000	36,000	5,363	—	69,293
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	23,772	23,772
Shareholders’ Equity	—	—	—	—	399,910	399,910

Total Liabilities and Shareholders’ Equity	$792,965	$929,488	$806,847	$151,206	$423,682	$3,104,188

Repricing Gap	$1,274,507	$(823,331)	$(400,878)	$61,492	$(111,790)
Cumulative Repricing Gap	$1,274,507	$451,176	$50,298	$111,790	$—
Cumulative Repricing Gap as a
Percentage of Total Assets	41.06%	14.53%	1.62%	3.60%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	46.00%	16.29%	1.82%	4.04%	—
      The repricing gap analysis measures the static timing of repricing risk of assets and liabilities, i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same time period. Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Core deposits that have no maturity dates (demand deposits, savings and money market checking) are assigned to categories based on expected decay rates. On December 31, 2004, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 46.00%. This was a large increase from the previous year’s figure of 24.33%. The increase was caused by an increase in floating rate loans. Derivatives of $79.8 million lessened the gap impact in the period. The cumulative repricing percentage in the three to twelve-month period also moved higher, reaching 16.29%. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (20.01)%. The floating gap position in the less-than-one year period was 19.30%.
      The following table summarizes the status of the Company’s gap position as of the dates indicated.

	Less than Three Months		Three to Twelve Months
	December 31,		December 31,

	2004	2003	2004	2003

	(Dollars in thousands)
Cumulative Repricing Gap	$1,274,507	$412,826	$451,176	$116,705
Percentage of Total Assets	41.06%	23.12%	14.53%	6.54%
Percentage of Interest-Earning Assets	46.00%	24.33%	16.29%	6.88%
      The spread between interest income on interest-earning assets and interest expense on interest-bearing liabilities is the principal component of net interest income, and interest rate changes substantially affect the Company’s financial performance. The Company emphasizes capital protection through stable earnings rather than maximizing yield. In order to achieve stable earnings, the Company prudently manages its assets and liabilities and closely monitors the percentage changes in net interest income and equity value in relation to limits established within the Company’s guidelines.
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
Hypothetical Changes in Interest Rates
December 31, 2004

	Projected Changes (%)
			Change in Amount
Change in	Projected	Projected
Interest	Net	Economic	Net	Economic
Rate	Interest	Value of	Interest	Value of
(bps)	Income	Equity	Income	Equity

(Dollars in thousands)
200	10.98%	(5.13)%	$12,097	$(21,582)
100	5.49%	(2.75)%	$6,046	$(11,598)
0	0.00%	0.00%	$—	$—
(100)	(5.62)%	3.22%	$(6,198)	$13,557
(200)	(11.36)%	6.94%	$(12,521)	$29,204
      In the above stress simulation, for a 100 basis point decline in interest rates, the Company may be exposed to a 5.62% decline in net interest income and a 3.22% increase in the economic value of equity. For a 100 basis point increase in interest rates, net interest income may increase by 5.49%, but the economic value of equity may decrease by 2.75%. For a 200 basis point increase in interest rates, net interest income may increase by 10.98%, but economic value of equity may decrease by 5.13%. For a 200 basis point decrease in interest rates, net interest income may decrease by 11.36%, but economic value of equity may increase by 6.94%. All projected changes remained well within internal policy guidelines.
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
Liquidity and Capital Resources
      Liquidity of the Bank is defined as the ability to supply cash as quickly as needed without causing a severe deterioration in its profitability. The Bank’s major liquidity on the asset side stems from available cash positions, Federal funds sold and short-term investments categorized as trading and/or available for sale securities, which can be disposed of without significant capital losses in the ordinary business cycle. Liquidity sources on the liability side come from borrowing capacities, which include Federal funds lines, repurchase agreements, FRB discount window, and Federal Home Loan Bank advances. Thus, maintenance of high quality loans and securities that can be used for collateral in repurchase agreements or other secured borrowings is another important feature of liquidity management. Liquidity risk may occur when the Bank has few short-duration securities available for sale and/or is not capable of raising funds as quickly as necessary at acceptable rates in the capital or money markets. Also, a heavy and sudden increase in cash demands for loans and/or deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis to manage the liquidity position and to preempt any liquidity crisis. Six specific statistics, which include the loans-to-assets ratio, off-balance sheet items and dependence on non-core deposits, foreign deposits, lines of credit and liquid assets, are reviewed quarterly for liquidity management purposes. Heavy loan demand and limited liquid assets increased pressure for liquidity in 2004, but the Company still had sufficient liquid assets to meet loan demand.
Liquidity Ratios and Trends

	December 31,

	2004	2003	2002

Short-Term Investments Total Assets	5%	6%	12%
Core Deposits Total Assets	41%	40%	45%
Short-Term Non-Core Funding Total Assets	33%	45%	40%
Short-Term Investments Short-Term Non-Core Funding Dependence	23%	20%	30%
Liquidity Measures

	December 31,

	2004	2003	2002

Net Loans Total Assets	72%	70%	67%
Investments Deposits	20%	30%	29%
Loans and Investments Deposits	109%	116%	105%
Off-Balance Sheet Items Total Assets	15%	18%	17%
      The net loans to total assets ratio increased to 72% in 2004. Despite fluctuations during the year, net loans grew faster than assets during the year. During the year, the ratio of net loans to total assets ranged primarily from 70% to 72%.
      The investments to deposits ratio decreased to 20% in 2004. The loans and investments to deposits ratio decreased to 109%. Off-balance sheet items as a percentage of total assets decreased in 2004 to 15% from 18% in 2003. The total amount increased to $479.6 million at December 31, 2004 from $326.2 million at December 31, 2003. The increase was primarily due to a $114.0 million increase in unused commitments. During the year, the percentage of off-balance sheet items to total assets ranged primarily from 13% to 16%. The ratios of short-term non-core funding to total assets and short-term investments to short-term non-core funding dependence were 33% and 23%, respectively, at December 31, 2004, compared to 45% and 20%, respectively, at December 31, 2003.
      Foreign deposit risk deals with dependency on foreign deposits that could adversely affect the Bank’s liquidity. These liabilities are assumed to be volatile in accordance with the variability of social, political and environmental conditions in foreign countries. On a quarterly basis, the Bank monitors foreign deposits and Brazilian deposits separately, and exposures to both categories remained well within the Bank’s internal guidelines.
      There were increases to the lines of credit secured by the Company to meet its liquidity needs. The Company maintained a total of $85.0 million in credit lines. In addition, the Company maintained eight master repurchase agreements, all of which can furnish liquidity to the Company in consideration of bond collateral.
      The Company also can meet its liquidity needs through borrowings from the FHLB. The Company is eligible to borrow up of 25% of its total assets from the FHLB.
      As of December 31, 2004, the Company had no material commitments for capital expenditures.
      The Company raises capital in the form of deposits, borrowings (primarily FHLB advances and junior subordinated debentures) and equity, and expects to continue to rely upon deposits as the primary source of capital.

Factors That May Affect Future Results of Operations
      In addition to other factors set forth herein, below is a discussion of certain factors that may affect the Company’s financial operations and should be considered in evaluating the Company.
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
      Our concentrations in commercial real estate loans located primarily in Southern California could have adverse effects on credit quality. Approximately 34.6% of the Bank’s loan portfolio consists of commercial real estate loans, primarily in Southern California. As a result of this concentration, a deterioration of the Southern California commercial real estate market could have adverse consequences for the Bank. Among the factors that could contribute to such a decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.
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
Contractual Obligations
      The Company’s contractual obligations as of December 31, 2004 are as follows:

		More Than	More Than
		One Year	Three Years
		and Less	and Less	More
	Less Than	Than Three	Than Five	Than Five
Contractual Obligations	One Year	Years	Years	Years	Total

	(In thousands)
Time Deposits	$998,077	$24,770	$8,680	$173	$1,031,700
Long-Term Debt Obligations	—	30,000	6,000	87,967	123,967
Operating Lease Obligations	2,614	6,600	7,657	6,545	23,416

Total Contractual Obligations	$1,000,691	$61,370	$22,337	$94,685	$1,179,083

Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statement of Income. The effective date of SFAS No. 123R is for interim and annual periods beginning after June 15, 2005. The Company has been providing pro forma disclosures under SFAS No. 133. See “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.”
      In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption is not expected to have a material impact on our financial position or results of operations.
      In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”). This EITF describes a model involving three steps: (1) determine whether an investment is impaired; (2) determine whether the impairment is other-than-temporary; and (3) recognize any impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. In September 2004, the FASB approved the deferral of the effective date for EITF No. 03-1 pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuation. Adoption is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Non-Monetary Transactions.”’ SFAS No. 153 is based on the principle that exchange of non-monetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 153 and its impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The financial statements required to be filed as a part of this Report are set forth on pages 45 through 73.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      As of December 31, 2004, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that:

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
Management’s Report on Internal Control Over Financial Reporting
      The information under the heading “Management’s Report on Internal Control Over Financial Reporting” in Part II — “Item 8. Financial Statements and Supplementary Data” of this 2004 Annual Report on Form 10-K is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
      The information under the heading “Reports of Independent Registered Public Accounting Firm” in Part II — “Item 8. Financial Statements and Supplementary Data” of this 2004 Annual Report on Form 10-K is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Except as hereinafter noted, the information concerning directors and officers of Hanmi Financial is incorporated by reference from the sections entitled “The Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of Hanmi Financial’s fiscal year.
      On January 3, 2005, Dr. Sung Won Sohn joined the Company as President and Chief Executive Officer of Hanmi Financial Corporation and Hanmi Bank. Dr. Sohn is also a Director of Hanmi Financial Corporation and Hanmi Bank. Born and raised in Korea, Dr. Sohn received a Doctorate in Economics from the University of Pittsburgh and attended the Harvard Business School. During the Nixon administration, Dr. Sohn was a senior economist on the President’s Council of Economic Advisors, during which time he was responsible for economic and legislative matters pertaining to the Federal Reserve and financial markets. In 2001, Dr. Sohn was selected by Bloomberg News as one of the five most accurate economic forecasters in the United States, and in 2002 he was named to TIME magazine’s Board of Economists. In addition to Dr. Sohn’s notable reputation as an economist, he has more than 30 years of banking experience, most recently with Wells Fargo.
      M. Christian Mitchell was appointed to the Audit Committee of the Board of Directors as of April 11, 2004. The Board has determined that Mr. Mitchell meets the independence standards required by NASDAQ and is a “financial expert” within the meaning of the current rules of the Securities and Exchange Commission.
      The Company has adopted a Code of Business Conduct and Ethics, which will be provided to any stockholder without charge, upon the written request of that stockholder. Such requests should be addressed to Justine Roe, General Counsel, Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, CA 90010. It is also available on the Company’s website at www.hanmi.com.

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
      The following table summarizes information as of December 31, 2004 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

				Number of Securities
				Remaining Available for
				Future Issuance Under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
	Warrants and Rights		Warrants and Rights	Column (a))

	(a)		(b)
Equity Compensation Plans Approved By Security Holders	1,618,836		$9.33	2,109,304
Equity Compensation Plans Not Approved By Security Holders	838,558	(1)	$12.70	—

Total Equity Compensation Plans	2,457,394		$10.43	2,109,304

(1)	Comprised of: a) stock options granted to Chief Executive Officer to purchase 350,000 shares of common stock at an exercise price of $17.17 per share with vesting in equal annual installments of 16.66%; and b) stock warrants issued to affiliates of Castle Creek Financial LLC (for services rendered in connection with the placement of the Company’s equity securities) to purchase a total of 488,558 shares of common stock at an exercise price of $9.50 per share.
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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Information concerning Hanmi Financial’s principal accountants’ fees and services is incorporated by reference from the section entitled “Independent Accountants of Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of Hanmi Financial’s fiscal year.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
      (a) Financial Statements and Schedules

(1) The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 43 of this Report.

(2) All Financial Statement Schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3) The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at page 75.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Hanmi Financial Corporation (“Hanmi”) is responsible for establishing and maintaining adequate internal control over financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. Hanmi’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of Hanmi’s internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
      Based on this assessment, management determined that, as of December 31, 2004, Hanmi maintained effective internal control over financial reporting.
      KPMG LLP, the independent registered public accounting firm who audited and reported on the consolidated financial statements of Hanmi, have issued a report on management’s assessment of Hanmi’s internal control over financial reporting as of December 31, 2004. The report expresses unqualified opinions on management’s assessment and on the effectiveness of Hanmi’s internal control over financial reporting as of December 31, 2004.
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hanmi Financial Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hanmi Financial Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hanmi Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Hanmi Financial Corporation’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Hanmi Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Hanmi Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hanmi Financial Corporation:
      We have audited the accompanying consolidated statements of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Hanmi Financial Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 16, 2005

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2004 AND 2003

	2004	2003

	(Dollars in thousands)
ASSETS
Cash and Due From Banks	$55,164	$62,595
Federal Funds Sold and Securities Purchased Under Agreements to Resell	72,000	—

Cash and Cash Equivalents	127,164	62,595
Federal Reserve Bank Stock	12,099	2,935
Federal Home Loan Bank Stock	9,862	7,420
Securities Held to Maturity, at Amortized Cost (Fair Value: 2004 — $1,093; 2003 — $1,334)	1,090	1,328
Securities Available for Sale, at Fair Value	417,883	413,288
Loans Receivable, Net of Allowance for Loan Losses of $22,702 and $13,349 at December 31, 2004 and 2003, Respectively	2,230,992	1,222,945
Loans Held for Sale, at the Lower of Cost or Fair Value	3,850	25,454
Customers’ Liability on Acceptances	4,579	3,930
Premises and Equipment, Net	19,691	8,435
Accrued Interest Receivable	10,029	6,686
Deferred Income Taxes	5,009	7,207
Servicing Asset	3,846	2,364
Goodwill	209,643	1,831
Core Deposit Intangible	11,476	212
Bank-Owned Life Insurance — Cash Surrender Value	21,868	11,137
Other Assets	15,107	9,372

TOTAL ASSETS	$3,104,188	$1,787,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-Interest-Bearing	$729,583	$475,100
Interest-Bearing:
Savings	153,862	96,869
Money Market Checking	613,662	206,086
Time Deposits of $100,000 or More	756,580	388,944
Other Time Deposits	275,120	278,836

Total Deposits	2,528,807	1,445,835
Accrued Interest Payable	7,100	4,403
Acceptances Outstanding	4,579	3,930
Other Borrowed Funds	69,293	182,999
Junior Subordinated Debentures	82,406	—
Other Liabilities	12,093	10,505

Total Liabilities	2,704,278	1,647,672

COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
SHAREHOLDERS’ EQUITY
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued and Outstanding, 49,330,704 Shares and 28,326,820 Shares at December 31, 2004 and 2003, Respectively	49	14
Additional Paid-In Capital	334,932	103,082
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale and Interest Rate Swaps, Net of Income Taxes of $744 and $220 at December 31, 2004 and 2003, Respectively	1,035	386
Retained Earnings	63,894	35,985

Total Shareholders’ Equity	399,910	139,467

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,104,188	$1,787,139

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

	(Dollars in thousands, except per share data)
INTEREST INCOME:
Interest and Fees on Loans	$116,612	$64,211	$56,398
Interest on Investments	17,372	12,410	11,363
Interest on Term Federal Funds Sold	—	225	630
Interest on Federal Funds Sold	183	277	925

Total Interest Income	134,167	77,123	69,316
INTEREST EXPENSE	32,617	20,796	21,345

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	101,550	56,327	47,971
PROVISION FOR CREDIT LOSSES	2,907	5,680	4,800

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	98,643	50,647	43,171

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	14,441	10,339	9,195
Trade Finance Fees	4,044	2,887	2,410
Remittance Fees	1,653	952	786
Other Service Charges and Fees	1,685	1,513	1,094
Bank-Owned Life Insurance Income	731	499	552
Increase in Fair Value of Derivatives	232	35	1,368
Other Income	1,681	840	659
Gain on Sales of Loans	2,997	2,157	1,875
Gain on Sales of Securities Available for Sale	134	1,094	3,265

Total Non-Interest Income	27,598	20,316	21,204

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	33,540	21,214	17,931
Occupancy and Equipment	8,098	5,198	4,330
Data Processing	4,540	3,080	2,784
Advertising and Promotional Expense	3,001	1,635	1,523
Supplies and Communication	2,433	1,496	1,466
Professional Fees	2,068	1,167	1,003
Amortization of Core Deposit Intangible	1,872	121	8
Impairment of Securities	—	—	4,416
Other Operating Expense	8,961	5,414	4,872
Merger-Related Expenses	2,053	—	—

Total Non-Interest Expenses	66,566	39,325	38,333

INCOME BEFORE PROVISION FOR INCOME TAXES	59,675	31,638	26,042
PROVISION FOR INCOME TAXES	22,975	12,425	9,012

NET INCOME	$36,700	$19,213	$17,030

EARNINGS PER SHARE:
Basic	$0.87	$0.68	$0.62
Diluted	$0.84	$0.67	$0.60
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	42,268,964	28,092,708	27,647,570
Diluted	43,517,257	28,662,026	28,306,492
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

				Accumulated
	Number of		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Shareholders’
	Outstanding	Stock	Capital	Income	Earnings	Equity

	(Dollars in thousands)
BALANCE, DECEMBER 31, 2001	25,124,458	$25	$81,078	$1,003	$22,767	$104,873
Stock Options Exercised	444,044	1	1,468	—	—	1,469
Stock Dividends	2,262,364	2	17,381	—	(17,382)	1
Cash Paid for Fractional Shares	—	—	—	—	(7)	(7)
Comprehensive Income:
Net Income	—	—	—	—	17,030	17,030
Change in Unrealized Gain on Securities Available for Sale, Net of Tax	—	—	—	1,102	—	1,102

Total Comprehensive Income						18,132

BALANCE, DECEMBER 31, 2002	27,830,866	28	99,927	2,105	22,408	124,468
Stock Options Exercised	495,954	—	3,141	—	—	3,141
Cash Dividends	—	—	—	—	(5,636)	(5,636)
Comprehensive Income:
Net Income	—	—	—	—	19,213	19,213
Change in Unrealized Gain on Securities Available for Sale and Interest Rate Swaps, Net of Tax	—	—	—	(1,719)	—	(1,719)

Total Comprehensive Income						17,494

BALANCE, DECEMBER 31, 2003	28,326,820	28	103,068	386	35,985	139,467
Stock Options Exercised	670,576	1	3,234	—	—	3,235
Warrants Exercised	20,000	—	190	—	—	190
Stock Issued Through Private Placement	7,894,654	8	71,702	—	—	71,710
Stock Issued in PUB Acquisition	12,418,654	12	156,738	—	—	156,750
Cash Dividends	—	—	—	—	(8,791)	(8,791)
Comprehensive Income:
Net Income	—	—	—	—	36,700	36,700
Change in Unrealized Gain on Securities Available for Sale and Interest Rate Swaps, Net of Tax	—	—	—	649	—	649

Total Comprehensive Income						37,349

BALANCE, DECEMBER 31, 2004	49,330,704	$49	$334,932	$1,035	$63,894	$399,910

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,700	$19,213	$17,030
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,447	1,559	1,397
Amortization of Premiums and Discounts on Investments	3,246	121	22
Amortization of Core Deposit Intangible	1,872	212	8
Provision for Credit Losses	2,907	5,680	4,800
Federal Reserve Bank Stock and Federal Home Loan Bank Stock Dividend	(497)	(107)	(895)
Gain on Sales of Securities Available for Sale	(134)	(1,094)	(3,265)
Change in Fair Value of Derivatives	(232)	(35)	(1,368)
Impairment Loss on Investment Security Held to Maturity	—	—	4,416
Gain on Sales of Loans	(2,997)	(2,157)	(1,875)
Gain on Sales of Other Real Estate Owned	—	(82)	—
Loss on Sales of Premises and Equipment	15	67	—
Deferred Tax Provision (Benefit)	6,573	(2,069)	(469)
Origination of Loans Held for Sale	(53,855)	(45,858)	(33,226)
Proceeds from Sales of Loans Held for Sale	54,311	35,100	37,508
Change In:
Decrease (Increase) in Accrued Interest Receivable	155	(1,153)	(125)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(731)	(500)	(634)
Decrease (Increase) in Other Assets	1,149	(1,832)	(2,045)
(Decrease) Increase in Accrued Interest Payable	(444)	1,018	(1,341)
(Decrease) Increase in Other Liabilities	(12,751)	5,506	1,011

Net Cash and Cash Equivalents Provided By Operating Activities	37,733	13,588	20,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured Term Federal Funds Sold	—	30,000	—
Proceeds from Sale of Federal Home Loan Bank Stock	5,031	—	—
Proceeds from Matured or Called Securities Available for Sale	120,389	170,346	105,245
Proceeds from Matured or Called Securities Held to Maturity	239	6,214	10,012
Proceeds from Sale of Securities Available for Sale	53,063	45,051	102,343
Proceeds from Termination of Interest Rate Swap	—	—	1,368
Proceeds from Sale of Other Real Estate Owned	—	204	—
Net Increase in Loans Receivable	(120,651)	(265,641)	(190,284)
Purchase of Federal Reserve Bank Stock and Federal Home Loan Bank Stock	(9,884)	(5,669)	(522)
Purchases of Securities Available for Sale	(22,384)	(358,218)	(283,726)
Purchases of Bank-Owned Life Insurance	(10,000)	—	—
Purchases of Premises and Equipment, Net	(2,049)	(2,031)	(1,832)
Acquisition of PUB, Net of Cash Acquired	(63,498)	—	—

Net Cash and Cash Equivalents Used In Investing Activities	(49,743)	(379,744)	(257,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	146,273	161,856	241,626
Issuance of Junior Subordinated Debentures	82,406	—	—
Proceeds from Exercise of Stock Options	3,235	3,141	1,469
Proceeds from Exercise of Stock Warrants	190	—	—
Stock Issued through Private Placement	71,710	—	—
Cash Dividends Paid	(7,740)	(4,220)	—
(Decrease) Increase in Proceeds from Other Borrowed Funds	(219,495)	145,202	34,925
Cash Paid for Fractional Shares on Dividends	—	—	(7)

Net Cash and Cash Equivalents Provided By Financing Activities	76,579	305,979	278,013

Net Increase (Decrease) in Cash and Cash Equivalents	64,569	(60,177)	41,566
Cash and Cash Equivalents, Beginning of Year	62,595	122,772	81,206

CASH AND CASH EQUIVALENTS, END OF YEAR	$127,164	$62,595	$122,772

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$29,920	$19,778	$22,686
Income Taxes Paid	$25,400	$9,469	$9,125
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned	$—	$122	$—
Transfer of Retained Earnings to Common Stock and Additional Paid-In Capital for Stock Dividend	$—	$—	$17,382
Accrued Dividend	$2,467	$1,416	$—
Reconciliation of Acquisition of PUB, Net of Cash Acquired:
Fair Value of Assets Acquired	$1,383,782	$—	$—
Cash and Cash Equivalents Acquired	(104,383)	—	—
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock	(156,750)	—	—
Liabilities Assumed	(1,059,151)	—	—

Acquisition of PUB, Net of Cash Acquired	$63,498	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
      The Company’s primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties. Hanmi Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered, FDIC-insured financial institution.
      On April 30, 2004, the Company completed its acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that, like Hanmi, served primarily the Korean-American community. As of December 31, 2004, the Bank maintained a branch network of 23 locations, serving individuals and small- to medium-sized businesses in Los Angeles and surrounding areas.

Cash and Cash Equivalents
      Cash and cash equivalents include cash and due from banks, Federal funds sold and securities purchased under resale agreements, all of which have maturities of less than 90 days.

Securities
      Securities are classified into three categories and accounted for as follows:

1.	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost;

2.	Securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in earnings; and

3.	Securities not classified as held-to-maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of shareholders’ equity as accumulated other comprehensive income, net of deferred income taxes.
      Accreted discounts and amortized premiums on investment securities are included in interest income using the effective interest method, and unrealized and realized gains or losses related to holding or selling of securities are calculated using the specific-identification method. To the extent there is an impairment of value

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
deemed other than temporary for a security held to maturity or available for sale, a loss is recognized in earnings and a new cost basis established for the security.
      The Company also has a minority investment of 4.99% in a non-publicly traded company, Pacific International Bank. The investment is included in Other Assets on the Company’s consolidated balance sheet and is carried at cost. The Company monitors the investment for impairment and makes appropriate reductions in carrying value when necessary.

Derivative Instruments
      The Company accounts for derivatives in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires the Company to record all derivatives at fair value and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of the hedged item are recorded initially in Other Comprehensive Income. Amounts recorded in Other Comprehensive Income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in the fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

Loans
      The Company originates loans for investment, with such designation made at the time of origination. Loans are recorded at the contractual amounts due from borrowers, adjusted for unamortized discounts and premiums, undisbursed funds, net deferred loan fees and origination costs, and the allowance for loan losses.
      Certain Small Business Administration (“SBA”) loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. Upon sales of such loans, the Company receives a fee for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of adequate compensation, for the estimated life of the loan, discounted by a rate in the range of 11% to 12% and a constant prepayment rate ranging from 6% to 16%. The servicing asset is amortized in proportion to and over the period of estimated servicing income. The Company capitalized $2,172,000 and $652,000 of servicing assets during 2004 and 2003, respectively, and amortized $690,000 and $352,000 during the years ended December 31, 2004 and 2003, respectively. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.
      Interest-only strips are recorded based on the present value of the excess of total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only strips are accounted for at their estimated fair value, with unrealized gains or losses recorded as adjustments to earnings.

Loans Held for Sale
      Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002

Loan Interest Income and Fees
      Interest on loans is credited to income as earned and is accrued only if deemed collectible. Direct loan origination costs are offset by loan origination fees with the net amount deferred and recognized over the contractual lives of the loans in interest income as a yield adjustment using the effective interest method. Discounts or premiums associated with purchased loans are accreted or amortized to interest income using the interest method over the contractual lives of the loans, adjusted for prepayments. Accretion of discounts and deferred loan fees is discontinued when loans are placed on non-accrual status.
      Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due. However, in certain instances, the Company may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Non-accrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual.

Allowance for Loan Losses
      Management believes that, as of December 31, 2004, the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. The Company’s lending is concentrated in consumer, commercial, construction and real estate loans in the greater Los Angeles/ Orange County area. Although management believes the level of the allowance as of December 31, 2004 is adequate to absorb probable losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date.
      Loan losses are charged, and recoveries are credited, to the allowance account. Additions to the allowance account are charged to the provision for credit losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb probable losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values and other pertinent factors.
      Loans are measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for loan losses. Accounting standards require that an impaired loan be measured based on:

1.	the present value of the expected future cash flows, discounted at the loan’s effective interest rate; or

2.	the loan’s observable fair value; or

3.	the fair value of the collateral, if the loan is collateral-dependent.
      The Company evaluates installment loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans and are evaluated on a portfolio basis considering the projected net realizable value of the portfolio compared to the net carrying value of the portfolio.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002

Premises and Equipment
      Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to 30 years. Leasehold improvements are capitalized and amortized using the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

Goodwill and Intangible Assets
      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, amounted to $209.6 million and $1.8 million as of December 31, 2004 and 2003, respectively. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective January 1, 2002. SFAS No. 142 required that goodwill be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit — our banking operations. SFAS No. 142 prohibits the amortization of goodwill but requires that it be tested for impairment at least annually, or earlier if events have occurred that might indicate impairment. The Company ceased amortization of goodwill as of January 1, 2002. The Company’s impairment test is performed in two phases. The first step involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is estimated using two different valuation techniques: (a) discounted earnings cash flow and (b) average market price to earnings multiple using a management selected peer group. If the fair value of the reporting unit exceeds its fair value an additional procedure must be performed. That additional procedure involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recorded through earnings to the extent the carrying amount of goodwill exceeds its implied fair value. As of December 31, 2004, management is unaware of any circumstances that would indicate a potential impairment of goodwill.
      The Company amortizes core deposit intangible (“CDI”) balances using the straight-line method over five years. As required upon adoption of SFAS No. 142, the Bank evaluated the useful lives assigned to the CDI assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2004. As required by SFAS No. 142, the CDI balance is assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The CDI recoverability analysis is consistent with the Company’s policy for assessing impairment or disposal of long-lived assets. As of and for the year ended December 31, 2004, management is not aware of any circumstances that would indicate impairment of the CDI assets, and no impairment charges were recorded through earnings in 2004.

Income Taxes
      The Company provides for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation
      Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
forma disclosure of net income and earnings per share is provided as if the fair value-based method had been applied.
      Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Net Income:
As Reported	$36,700	$19,213	$17,030
Compensation Expense	408	521	791

Pro Forma	$36,292	$18,692	$16,239

Earnings Per Share:
As Reported:
Basic	$0.87	$0.68	$0.62
Diluted	$0.84	$0.67	$0.60
Pro Forma:
Basic	$0.86	$0.67	$0.59
Diluted	$0.83	$0.65	$0.57
      The estimated weighted-average fair value of options granted was $3.94 per share in 2004, $3.30 per share in 2003 and $2.52 per share in 2002. The weighted-average fair value of options granted under the Company’s fixed stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.40%, 0.00% and 0.00% in 2004, 2003 and 2002, respectively; expected volatility of 32.4%, 31.0% and 37.0% in 2004, 2003 and 2002; respectively; expected lives of 4.2 years, 4.5 years and 4.5 years in 2004, 2003 and 2002, respectively; and risk-free interest rates of 2.90%, 1.87% and 2.39% in 2004, 2003 and 2002, respectively.

Stock Split
      On January 20, 2005, the Company’s Board of Directors declared a two-for-one stock split, to be effected in the form of a 100 percent common stock dividend. The new shares were distributed on February 15, 2005 to shareholders of record on the close of business on January 31, 2005. All share and per share amounts have been restated to reflect the stock split for all periods presented.

Earnings Per Share
      Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Impairment of Long-Lived Assets
      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statement of Income. The effective date of SFAS No. 123R is for interim and annual periods beginning after June 15, 2005. The Company has been providing pro forma disclosures under SFAS No. 123, which are included in “Note 1 — Stock-Based Compensation.”
      In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”). This EITF describes a model involving three steps: (1) determine whether an investment is impaired; (2) determine whether the impairment is other-than-temporary; and (3) recognize any impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. In September 2004, the FASB approved the deferral of the effective date for EITF No. 03-1 pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuation. Adoption is not expected to have a material impact on our financial position or results of operations.
      In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption is not expected to have a material impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Non-Monetary Transactions.”’ SFAS No. 153 is based on the principle that exchange of non-monetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 153 and its impact on its consolidated financial statements.
      Reclassifications — Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.
NOTE 2 — BUSINESS COMBINATION
      On April 30, 2004, the Company completed its acquisition of PUB and merged PUB with Hanmi Bank. The Company paid $164.5 million in cash to acquire 5,537,431 of the PUB shares owned by Korea Exchange Bank. All of the remaining PUB shares were converted in the acquisition into shares of the Company’s common stock based on an exchange ratio of 2.312 Hanmi shares for each PUB share.
      In addition, all outstanding PUB employee stock options were converted into 137,414 options to purchase Hanmi stock valued at $1.1 million in total. Based on Hanmi’s average price of $12.53 for the five-day trading period from April 28 through May 4, 2004, the total consideration paid for PUB was $324.6 million and resulted in the recognition of goodwill aggregating $207.8 million.

Purchase Price and Acquisition Costs
      For purposes of the accompanying pro forma combined financial data, the purchase price has been estimated as follows (dollars in thousands, except share prices):

(Dollars in Thousands;
Except Share Prices)

Common Stock:
Number of Shares of PUB Stock Outstanding as of April 30, 2004	10,908,821
Less Shares Acquired for Cash	(5,537,431)

Number of Shares of PUB Stock to be Exchange for Hanmi Stock	5,371,390
Exchange Ratio	2.312

Stock Issued in PUB Acquisition	12,418,654
Multiplied by Hanmi’s Average Stock Price for the Period Two Days Before and Two Days After the April 29, 2004 Pricing of the Merger Agreement	$12.53

155,606
Stock Options:
Estimated Fair Value of 137,414 Hanmi Stock Options to be Issued in Exchange for 59,443 PUB Outstanding Stock Options, Calculated Using the Black-Scholes Option Pricing Model, Modified for Dividends, With Model Assumptions Estimated as of April 30, 2004 and a Hanmi Stock Price of $12.53, the Average Stock Price for the Period Two Days Before Through Two Days After the April 29, 2004 Pricing of the Merger Agreement	1,063
Cash	164,562
Transaction Costs:
Cash	3,320
Stock Warrants	145

Total Estimated Purchase Price	$324,696

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      For the purposes of these pro forma condensed combined financial statements, the purchase price estimated above has been allocated based on estimates of the fair values of the assets acquired and liabilities assumed. The final valuation of net assets acquired will be completed as soon as possible but no later than one year from the acquisition date. To the extent estimates need to be adjusted, they will be adjusted.

(Dollars in Thousands)

Book Value of Net Assets Acquired	$110,683
Adjustments:
Adjustment to Record Acquired Securities at Estimated Fair Value	(1,489)
Adjustment to Record Acquired Loans at Estimated Fair Value	376
Adjustment to Record Acquired Fixed Assets at Estimated Fair Value	5,459
Adjustment to Record Core Deposit Intangible Asset	13,137
Adjustment to Record Various Other Assets at Estimated Fair Value	15
Adjustment to Record Interest-Bearing Deposits at Fair Value	(264)
Adjustment to Record Other Borrowings at Fair Value	(789)
Adjustment to Record Severance Benefits Associated with the Elimination of Positions, Termination of Certain Contractual Obligations of PUB and Other Miscellaneous Adjustments	(4,512)
Adjustment to Record Deferred Tax Liability	(7,948)
Adjustment to Record Goodwill Associated with the Acquisition of PUB	210,028

Total Estimated Purchase Price	$324,696

      The fair value of PUB net assets acquired was as follows:

(In Thousands)

Assets:
Cash and Due From Banks	$27,483
Federal Fund Sold	76,900
Federal Home Loan Bank Stock	6,256
Securities Available for Sale	157,905
Loans Receivable, Net of Allowance for Loan Losses	865,743
Premises and Equipment	11,668
Accrued Interest Receivable	3,498
Goodwill	207,812
Core Deposit Intangible	13,136
Other Assets	13,381

Total Assets	$1,383,782

Liabilities:
Deposits	$936,699
Borrowings	105,789
Other Liabilities	16,663

Total Liabilities	$1,059,151

Net Assets Acquired	$324,633

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      The core deposit intangible is being amortized over its estimated useful life of five years. None of the goodwill balance is expected to be deductible for income tax purposes.
      Merger-related costs recognized as expenses during 2004 consist of employee retention bonuses, the costs of vacating duplicative branches within Hanmi’s existing network and the impairment of fixed assets (primarily leasehold improvements) associated with such branches. Of the $2,053,000 provided, $777,000 was utilized and charged against the related liability in the 2004. The remaining balance of $1,276,000 is anticipated to be utilized by the end of 2005, excluding certain lease commitments that may continue into 2006.
      Certain costs (primarily PUB employee severance, data processing contract termination costs, and the costs of vacating duplicative branches within PUB’s network) were recognized as liabilities assumed in the business combination or impairments of fixed assets associated with such branches. Accordingly, they have been considered part of the purchase price of PUB and recorded as an increase in the balance of goodwill. Of the $4,515,000 provided, $2,444,000 was utilized and charged against the related liability in 2004. The remaining balance of $2,071,000 is anticipated to be utilized by the end of 2005, excluding certain lease commitments that may continue into 2009.
      The Company incurred the following merger-related costs through December 31, 2004.

		Included in
		Cost of
	Expensed	Acquisition

	(In thousands)
Merger-Related Costs:
Employee Termination Costs	$1,364	$1,425
Contract Termination Costs	—	1,828
Leasehold Termination Costs	348	1,262
Asset Impairments	341	—

Total Merger-Related Costs	$2,053	$4,515

Pro Forma Combined Financial Data Reflecting the PUB Acquisition
      The Pro Forma Combined Income Statements presented below give effect to the acquisition of PUB as if it had been consummated as of January 1, 2003. The pro forma information is not necessarily indicative of the

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
results of operations that would have resulted had the acquisition been completed as of January 1, 2003, nor is it necessarily indicative of future results of operations.

	2004	2003

	(Dollars in thousands;
	Except Per Share Data)
Net Interest Income	$121,259	$90,819
Provision for Credit Losses	3,307	7,580
Non-Interest Income	33,366	33,399
Non-Interest Expenses	86,029	70,726
Provision for Income Taxes	25,110	18,190

Net Income	$40,179	$27,722

Weighted-Average Shares Outstanding:
Basic	48,928,260	48,406,100
Diluted	49,760,374	49,557,118
Earnings Per Share:
Basic	$0.82	$0.57
Diluted	$0.81	$0.56

NOTE 3 —	SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
      The Company purchases government agency securities and/or whole loans under agreements to resell the same securities (reverse repurchase agreements) with primary dealers. Amounts advanced under these agreements represent short-term invested cash. Securities subject to the reverse repurchase agreements are held in the name of the Company by dealers who arrange the transactions.
      In the event that the fair value of the securities decreases below the carrying amount of the related reverse repurchase agreement, the counterparties are required to designate an equivalent value of additional securities in the name of the Company.
      The following is a summary of the securities purchased under agreements to resell at December 31, 2004:

(Dollars in thousands)
Balance at Year-End	$10,000
Average Balance Outstanding During the Year	$55
Maximum Amount Outstanding at Any Month-End During the Year	$10,000
Weighted-Average Interest Rate During the Year	2.33%

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 4 —	SECURITIES
      The following is a summary of the securities held to maturity at December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

	(In thousands)
2004
Municipal Bonds	$691	$—	$—	$691
Mortgage-Backed Securities	399	3	—	402

	$1,090	$3	$—	$1,093

2003
Municipal Bonds	$690	$—	$1	$689
Mortgage-Backed Securities	638	7	—	645

	$1,328	$7	$1	$1,334

      The following is a summary of securities available for sale at December 31:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value

	(In thousands)
2004
Mortgage-Backed Securities	$148,706	$1,014	$546	$149,174
Collateralized Mortgage Obligations	93,172	236	869	92,539
U.S. Government Agencies	89,345	381	49	89,677
Municipal Bonds	71,771	1,938	93	73,616
Corporate Bonds	8,380	76	12	8,444
Other	4,437	34	38	4,433

	$415,811	$3,679	$1,607	$417,883

2003
Mortgage-Backed Securities	$117,139	$830	$485	$117,484
Collateralized Mortgage Obligations	125,491	274	1,669	124,096
U.S. Government Agencies	80,845	606	25	81,426
Municipal Bonds	60,741	910	248	61,403
Corporate Bonds	13,641	309	47	13,903
Other	15,055	—	79	14,976

	$412,912	$2,929	$2,553	$413,288

      The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2034, expected maturities may differ from contractual

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Within One Year	$4,261	$4,261	$—	$—
Over One Year Through Five Years	71,120	71,340	—	—
Over Five Years Through Ten Years	32,450	32,749	—	—
Over Ten Years	65,664	67,382	691	691

	173,495	175,732	691	691

Mortgage-Backed Securities	148,706	149,174	399	402
Collateralized Mortgage Obligations	93,172	92,539	—	—
Asset-Backed Securities	438	438	—	—

	242,316	242,151	399	402

	$415,811	$417,883	$1,090	$1,093

      Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2004:

	Less than 12 Months		12 Months or More		Total

	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(In thousands)
Available for Sale:
Mortgage-Backed Securities	$135	$22,747	$411	$37,428	$546	$60,175
Collateralized Mortgage Obligations	264	13,780	605	39,824	869	53,604
U.S. Government Agency Securities	49	14,883	—	—	49	14,883
Municipal Bonds	—	—	93	3,775	93	3,775
Corporate Bonds	12	3,103	—	—	12	3,103
Other	—	—	38	1,962	38	1,962

	$460	$54,513	$1,147	$82,989	$1,607	$137,502

      All individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2004 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2004. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2004 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2004 are warranted.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      Securities with carrying values of $307.5 million and $278.5 million as of December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
      At December 31, 2003, the Company held a WorldCom, Inc. (“WorldCom”) corporate bond in its available for sale portfolio with an amortized carrying value of $119,000. On January 15, 2003, such investment matured and WorldCom defaulted on the repayment. The Company wrote down its cost basis in the investment to fair value, recognizing a loss of $4.4 million during the year ended December 31, 2002, as the Company’s management considered such decline in market value an other than temporary condition. In 2003, the Company sold $4.0 million par value of this bond and recognized gains of $782,000. In 2004, the Company sold its remaining WorldCom securities, recognizing a gain of $100,000.
      There were $0.1 million, $1.1 million and $3.3 million in net realized gains on sales of securities available for sale during the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, $983,000 ($713,000 net of tax) of unrealized losses arose during the year and were included in comprehensive income and $167,000 ($122,000 net of tax) of previously unrealized losses were realized in earnings. In 2003, $1.8 million ($1.3 million net of tax) of unrealized losses arose during the year and were included in comprehensive income and $1.1 million ($692,000 net of tax) of previously unrealized gains were realized in earnings. In 2002, $2.5 million ($1.7 million net of tax) of unrealized gains arose during the year and were included in comprehensive income and $882,000 ($574,000 net of tax) of previously unrealized gains were realized in earnings.

NOTE 5 —	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
      Loans receivable consisted of the following at December 31:

	2004	2003

	(In thousands)
Real Estate Loans:
Commercial Property	$783,539	$397,853
Construction	92,521	43,047
Residential Property	80,786	58,477

Total Real Estate Loans	956,846	499,377
Commercial and Industrial Loans	1,214,419	685,557
Consumer Loans	87,526	54,878

Total Gross Loans	2,258,791	1,239,812
Allowance for Loans Losses	(22,702)	(13,349)
Deferred Loan Fees	(5,097)	(3,518)

Loans Receivable, Net	$2,230,992	$1,222,945

      At December 31, 2004 and 2003, the Company serviced loans sold to unaffiliated parties in the amounts of $173.7 million and $97.9 million, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      Changes in loan servicing rights, net of amortization, were as follows:

	December 31,

	2004	2003

	(In Thousands)
Balance, Beginning of Year	$2,364	$2,064
Additions	2,172	652
Amortization	(690)	(352)

Balance, End of Year	$3,864	$2,364

      Activity in the allowance for loan losses and reserve for credit losses was as follows:

	As of and For the Years Ended December 31,

	2004			2003			2002

		Reserve			Reserve			Reserve
	Allowance	for		Allowance	for		Allowance	for
	for Loan	Credit		for Loan	Credit		for Loan	Credit
	Losses	Losses	Total	Losses	Losses	Total	Losses	Losses	Total

	(In thousands)
Balance, Beginning of Year	$13,349	$1,385	$14,734	$11,254	$1,015	$12,269	$9,408	$656	$10,064
Allowance for Loan Losses Acquired in PUB Acquisition	10,566	—	10,566	—	—	—	—	—	—
Provision Charged to Operating Expense	2,492	415	2,907	5,310	370	5,680	4,441	359	4,800
Loans Charged Off	(5,485)	—	(5,485)	(4,423)	—	(4,423)	(3,571)	—	(3,571)
Recoveries, Net of Charge-Offs	1,780	—	1,780	1,208	—	1,208	976	—	976

Balance, End of Year	$22,702	$1,800	$24,502	$13,349	$1,385	$14,734	$11,254	$1,015	$12,269

      The following is a summary of the investment in impaired loans and the related allowance for loan losses:

	December 31,

	2004	2003

	(In thousands)
Recorded Investment in Impaired Loans	$7,653	$6,285
Related Allowance for Loan Losses	$7,039	$2,972
Impaired Loans Without Specific Allowances	$3,262	$392
      The average recorded investment in impaired loans during the years ended December 31, 2004, 2003 and 2002 was $9.9 million, $6.4 million and $4.8 million, respectively. Interest income of $350,000, $204,000 and $273,000 was recognized on impaired loans during the years ended December 31, 2004, 2003 and 2002, respectively.
      Loans on non-accrual status totaled $5.8 million and $8.1 million at December 31, 2004 and 2003, respectively. If interest on non-accrual loans had been recognized at the original interest rates, interest income would have increased $678,000, $362,000 and $203,000 during the years ended December 31, 2004, 2003 and 2002, respectively. The Company is not committed to lend additional funds to debtors whose loans are impaired.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      Loans past due 90 days or more and still accruing interest totaled $208,000 and $557,000 at December 31, 2004 and 2003, respectively. Restructured loans totaled $2.6 million and $640,000 at December 31, 2004 and 2003, respectively.
      The following is an analysis of all loans to officers and directors of the Company and their affiliates. In the opinion of management, all such loans were made under terms that are consistent with the Company’s normal lending policies.

	December 31,

	2004	2003

	(In thousands)
Outstanding Balance, Beginning of Year	$885	$2,645
Credit Granted, Including Renewals	951	127
Repayments	(284)	(1,887)

Outstanding Balance, End of Year	$1,552	$885

      Income from these loans totaled $70,000 and $153,000 for the years ended December 31, 2004 and 2003, respectively, and is reflected in the accompanying Consolidated Statements of Income.

NOTE 6 —	PREMISES AND EQUIPMENT
      The following is a summary of the major components of premises and equipment:

	December 31,

	2004	2003

	(In thousands)
Land	$6,120	$1,820
Buildings and Improvements	7,354	3,034
Furniture and Equipment	11,116	8,052
Leasehold Improvements	7,845	5,826

	32,435	18,732
Accumulated Depreciation and Amortization	(12,744)	(10,297)

Total Premises and Equipment, Net	$19,691	$8,435

NOTE 7 —	DEPOSITS
      Time deposits by maturity were as follows:

	December 31,

	2004	2003

	(In thousands)
Less Than Three Months	$534,394	$429,129
After Three Months to Six Months	289,134	116,983
After Six Months to Twelve Months	174,548	99,094
After Twelve Months	33,624	22,574

Total Time Deposits	$1,031,700	$667,780

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      A summary of interest expense on deposits was as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

	(In thousands)
Money Market Checking	$8,098	$2,584	$3,036
Savings	1,790	1,894	2,632
Time Deposits of $100,000 or More	10,966	7,415	7,838
Other Time Deposits	5,414	7,354	7,034

Total Interest Expense on Deposits	$26,268	$19,247	$20,540

NOTE 8 —	OTHER BORROWED FUNDS
      Other borrowed funds consisted of the following:

	December 31,

	2004	2003

	(In thousands)
FHLB Advances	$66,363	$148,400
Note Issued to U.S. Treasury	2,930	3,104
Federal Funds Purchased and Securities Sold Under Agreements to Resell	—	31,495

Total Other Borrowed Funds	$69,293	$182,999

      FHLB advances represent collateralized obligations with the FHLB of San Francisco, and are summarized by contractual maturity as follows:

Year	Amount

(In thousands)
2005	$25,000
2006	10,000
2007	20,000
2008	—
2009	6,000
Thereafter	5,363

$66,363

      The Company has pledged investment securities available for sale with a carrying value of $68.8 million as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $757.1 million, of which $690.7 million remained available as of December 31, 2004.
      For the years ended December 31, 2004, 2003 and 2002, interest expense on other borrowed funds totaled $3,305,000, $1,549,000 and $805,000, respectively, and the weighted-average interest rates were 2.14%, 2.45% and 3.68%, respectively.
      In 2004, the Company obtained additional lines of credit of $18.0 million. Total credit lines for borrowing amounted to $85.0 million at December 31, 2004.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 9 —	JUNIOR SUBORDINATED DEBENTURES
      During the first half of 2004, the Company issued two junior subordinated notes bearing interest at three-month London InterBank Offered Rate (“LIBOR”) plus 2.90% totaling $61.8 million and one junior subordinated note bearing interest at three-month LIBOR plus 2.63% totaling $20.6 million. The Company’s outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million at December 31, 2004. For the year ended December 31, 2004, interest expense on the junior subordinated debentures totaled $3,044,000 with a weighted-average interest rate of 4.41%.

NOTE 10 —	INCOME TAXES
      A summary of income tax provision for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002

	(In thousands)
Current:
Federal	$16,010	$10,852	$8,410
State	6,271	3,642	1,071

	22,281	14,494	9,481

Deferred:
Federal	1,032	(1,732)	(390)
State	(338)	(337)	(79)

	694	(2,069)	(469)

Provision for Income Taxes	$22,975	$12,425	$9,012

      As of December 31, 2004 and 2003, the Federal and state deferred tax assets are as follows:

	2004	2003

	(In thousands)
Deferred Tax Assets:
Credit Loss Provision	$11,232	$6,754
Depreciation	816	667
State Taxes	1,475	895
Other	42	31

Total Deferred Tax Assets	13,565	8,347

Deferred Tax Liabilities:
Purchase Accounting	(7,022)	(142)
Unrealized Gain on Securities Available for Sale and Interest Rate Swaps	(744)	(220)
Other	(790)	(98)

Total Deferred Tax Liabilities	(8,556)	(460)

Valuation Allowance	—	(680)

Net Deferred Tax Assets	$5,009	$7,207

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.
      A reconciliation of the difference between the Federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

	2004	2003	2002

Statutory Tax Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefits	6.5%	6.6%	2.4%
Tax-Exempt Municipal Securities	(1.8)%	(1.5)%	(1.1)%
Reversal of Valuation Allowance	(0.7)%	—	—
Other	(0.5)%	(0.8)%	(1.7)%

Effective Tax Rate	38.5%	39.3%	34.6%

      At December 31, 2004, net current taxes receivable of $2.4 million were included in Other Assets in the Consolidated Statements of Financial Condition. At December 31, 2003, net current taxes payable of $5.0 million were included in Other Liabilities in the Consolidated Statements of Financial Condition.

NOTE 11 —	SHAREHOLDERS’ EQUITY

Stock Options
      The Bank adopted a Stock Option Plan in 1992, which was replaced by the Hanmi Financial Corporation Year 2000 Stock Option Plan (the “Plan”), under which options to purchase shares of the Company’s common stock may be granted to key employees and directors. The Plan provides that the option price shall not be less than the fair value of the Company’s stock on the effective date of the grant. Generally, options will vest over five years. No option may be granted with a term of more than ten years.
      The following is a summary of the transactions under the stock option plan described above:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Shares	Share	Shares	Share	Shares	Share

Options Outstanding, Beginning of Year	1,500,064	$5.52	2,137,012	$5.32	2,612,846	$6.41
Options Granted	1,141,000	$14.63	80,000	$8.75	80,000	$7.75
Options Assumed in PUB Acquisition	137,414	$5.11	—	$—	—	$—
Options Exercised	(670,576)	$4.82	(495,954)	$4.53	(444,044)	$3.31
Options Cancelled/ Expired	(139,066)	$9.61	(220,994)	$6.99	(111,790)	$7.01

Options Outstanding, End of Year	1,968,836	$10.72	1,500,064	$5.52	2,137,012	$5.32

Options Exercisable at Year-End	487,242	$6.10	655,154	$5.26	771,368	$4.66

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002

	Options Outstanding

		Weighted-	Options
		Average	Exercisable
		Remaining
	Number	Contractual	Number
Exercise Prices	Outstanding	Life	Outstanding

$ 2.76	35,462	0.8 years	35,462
$ 3.27	28,482	5.8 years	28,482
$ 3.89	292,992	5.7 years	109,872
$ 4.10	4,272	1.4 years	4,272
$ 4.36	4,102	1.6 years	4,102
$ 7.04	407,542	6.6 years	191,068
$ 7.52	11,328	2.7 years	11,328
$ 7.92	18,032	4.0 years	18,032
$ 8.75	80,000	8.5 years	80,000
$10.44	4,624	4.2 years	4,624
$12.85	14,000	9.4 years	—
$13.35	20,000	9.5 years	—
$13.52	694,000	9.2 years	—
$15.56	4,000	9.8 years	—
$17.17	350,000	9.8 years	—

	1,968,836		487,242

      The number and price per share of outstanding options have been adjusted to reflect the stock dividends in January 2005 and 2002.

Stock Warrants
      In 2004, the Company issued stock warrants to affiliates of Castle Creek Financial LLC (“Castle Creek”) for services rendered in connection with the placement of the Company’s equity securities. Under the terms of the warrants, the warrant holders can purchase a total of 508,558 shares of common stock at an exercise price of $9.50 per share. The warrants were immediately exercisable and expire after five years. During 2004, 20,000 shares of common stock were issued for the exercise of stock warrants.

NOTE 12 —	REGULATORY MATTERS
      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
defined). Management believes that, as of December 31, 2004 and 2003, the Company and the Bank met all capital adequacy requirements to which they were subject.
      As of December 31, 2004, the most recent notification from the Federal Reserve Board categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the institution’s category.
      The capital ratios of the Company and the Bank at December 31 were as follows:

					Minimum to Be
			Minimum		Categorized as
			Regulatory		“Well
	Actual		Requirement		Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
December 31, 2004
Total Capital (to Risk-Weighted Assets):
Company	$281,684	11.98%	$188,173	8.00%	N/A	N/A
Bank	$277,075	11.80%	$187,921	8.00%	$234,901	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$257,182	10.93%	$94,087	4.00%	N/A	N/A
Bank	$252,573	10.75%	$93,960	4.00%	$140,940	6.00%
Tier 1 Capital (to Average Assets):
Company	$257,182	8.93%	$115,235	4.00%	N/A	N/A
Bank	$252,573	8.78%	$115,055	4.00%	$143,818	5.00%
December 31, 2003
Total Capital (to Risk-Weighted Assets):
Company	$151,336	11.13%	$108,757	8.00%	N/A	N/A
Bank	$150,547	11.09%	$108,630	8.00%	$135,788	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Company	$136,602	10.05%	$54,379	4.00%	N/A	N/A
Bank	$135,813	10.00%	$54,315	4.00%	$81,473	6.00%
Tier 1 Capital (to Average Assets):
Company	$136,602	7.80%	$70,088	4.00%	N/A	N/A
Bank	$135,813	7.75%	$70,067	4.00%	$87,584	5.00%
      The average reserve balance required to be maintained with the Federal Reserve Bank was $1.5 million as of December 31, 2004 and 2003.

NOTE 13 —	EARNINGS PER SHARE
      The Company declared a 100% stock dividend on January 20, 2005 and a 9% stock dividend on February 20, 2002.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      The following is a reconciliation of the numerators and denominators (adjusted for the 100% stock dividend in January 2005 and the 9% stock dividend in 2002) of the basic and diluted per share computations for the years ended December 31, 2004, 2003 and 2002:

		Weighted-	Per
	Income	Average Shares	Share
	(Numerator)	(Denominator)	Amount

2004:
Basic EPS — Income Available to Common Shareholders	$36,700	42,268,964	$0.87
Effect of Dilutive Securities — Options and Warrants	—	1,248,293	(0.03)

Diluted EPS — Income Available to Common Shareholders	$36,700	43,517,257	$0.84

2003:
Basic EPS — Income Available to Common Shareholders	$19,213	28,092,708	$0.68
Effect of Dilutive Securities — Options	—	569,318	(0.01)

Diluted EPS — Income Available to Common Shareholders	$19,213	28,662,026	$0.67

2002:
Basic EPS — Income Available to Common Shareholders	$17,030	27,647,570	$0.62
Effect of Dilutive Securities — Options	—	658,922	(0.02)

Diluted EPS — Income Available to Common Shareholders	$17,030	28,306,492	$0.60

NOTE 14 —	EMPLOYEE BENEFITS
      The Company has profit sharing and section 401(k) plans for the benefit of substantially all of its employees. Contributions to the profit sharing plan are determined by the board of directors. No contributions were made to the profit sharing plan in 2004, 2003 or 2002.
      The Company matches 75% of participant contributions to the 401(k) plan up to 8% of each 401(k) plan participant’s annual compensation. The Company made contributions to the 401(k) plan for the years ended December 31, 2004, 2003 and 2002 of $858,000, $553,000 and $524,000, respectively.
      In 2001 and 2004, the Company purchased single premium life insurance policies covering certain officers of the Company. The Company is the beneficiary under the policy. In the event of the death of a covered officer, the Company will receive the specified insurance benefit.

NOTE 15 —	DERIVATIVE FINANCIAL INSTRUMENTS
      During 2004, the Company entered into one interest rate swap agreement, wherein the Company received a fixed rate of 7.29%, at quarterly intervals, and paid Prime-based floating rates, at quarterly intervals, on a total notional amount of $10.0 million. This swap agreement matures in 2009 and was designated as a cash flow hedge for accounting purposes. The total notional amount of interest rate swaps was $70.0 million as of December 31, 2004. During 2003, the Company entered into four interest rate swap agreements, wherein the Company received fixed rates of 5.77%, 6.37%, 6.51% and 6.76%, at quarterly intervals, and paid Prime-based floating rates, at quarterly intervals, on a total notional amount of $60.0 million. All four of the swap agreements mature in 2008. These swaps were designated as hedges for accounting purposes.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      As of December 31, 2004, the fair value of the interest rate swaps was in an unfavorable position of $293,000. A total of ($170,000), net of tax, was included in Other Comprehensive Income. As of December 31, 2003, the fair value of the interest rate swaps was in a favorable position of $253,000. A total of $165,000, net of tax, was included in Other Comprehensive Income. Income of $19,000 and $35,000 related to hedge ineffectiveness was recognized in 2004 and 2003, respectively.
      In 2004, the Bank offered a certificate of deposit (“CD”) product that pays interest tied to the movement in the Standard & Poors 500 Index. The economic characteristics and risks of the embedded option are not clearly and closely related to the CD. Therefore, the embedded option is separated from the CD and accounted for separately in liabilities. As of December 31, 2004, the fair value of the embedded option was $1,396,000 and the change in the liability during 2004 was $242,000. The change was recognized in earnings.
      To economically hedge the interest risk, the Bank entered into an agreement to purchase an equity swap. As of December 31, 2004, the fair value of the equity swap was $212,000, which was also equal to the change during the year. The change was recognized in earnings.

NOTE 16 —	COMMITMENTS AND CONTINGENCIES
      The Company leases its premises under non-cancelable operating leases. At December 31, 2004, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, are as follows for the years ended December 31:

Year	Amount

(In thousands)
2005	$2,614
2006	2,567
2007	2,286
2008	1,747
2009	1,112
Thereafter	6,545

$16,871

      Rental expenses recorded under such leases in 2004, 2003 and 2002 amounted to $3.2 million, $2.0 million and $1.8 million, respectively.
      In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with in-house or outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the financial position and results of operations of the Company.
NOTE 17 — OFF-BALANCE SHEET COMMITMENTS
      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank’s exposure to credit losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.
      Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of the Company’s undisbursed loan commitments as of the dates indicated:

	December 31,

	2004	2003

	(In thousands)
Commitments to Extend Credit	$367,708	$253,722
Standby Letters of Credit	47,901	34,434
Commercial Letters of Credit	49,699	34,261
Unused Credit Card Lines	14,324	3,801

Total Undisbursed Loan Commitments	$479,632	$326,218

NOTE 18 —	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
      Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts:

	December 31, 2004		December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(In thousands)
Assets:
Cash and Cash Equivalents	$127,164	$127,164	$62,595	$62,595
Federal Reserve Bank Stock	12,099	12,099	2,935	2,935
Federal Home Loan Bank Stock	9,862	9,862	7,420	7,420
Securities Held to Maturity	1,090	1,093	1,328	1,334
Securities Available for Sale	417,883	417,883	413,288	413,288
Loans Receivable, Net	2,230,992	2,229,096	1,222,945	1,226,300
Loans Held for Sale	3,850	4,026	25,454	25,501
Accrued Interest Receivable	10,029	10,029	6,686	6,686
Interest Rate Swaps	(293)	(293)	253	253
Equity Swap	212	212	—	—

Liabilities:
Non-Interest-Bearing Deposits	729,853	729,853	475,100	475,100
Interest-Bearing Deposits	1,799,224	1,799,224	970,735	977,670
Other Borrowed Funds and Junior Subordinated Debentures	151,699	153,541	182,999	184,497
Accrued Interest Payable	7,100	7,100	4,403	4,403
Embedded Derivative	1,396	1,396	—	—

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002
      The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

(a)	Cash and Cash Equivalents — The carrying amounts approximate fair value due to the short-term nature of these instruments.

(b)	Federal Reserve Bank Stock and Federal Home Loan Bank Stock — The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.

(c)	Securities — The fair value of securities is generally obtained from market bids for similar or identical securities or obtained from independent securities brokers or dealers.

(d)	Loans — Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The fair value of non-performing loans at December 31, 2004 and 2003 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses.

(e)	Accrued Interest Receivable — The carrying amount of accrued interest receivable approximates its fair value.

(f)	Deposits — The fair value of non-maturity deposits is the amount payable on demand at the reporting date. Non-maturity deposits include non-interest-bearing demand deposits, savings accounts and money market checking. Discounted cash flows have been used to value term deposits such as certificates of deposit. The discount rate used is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term. The carrying amount of accrued interest payable approximates its fair value.

(g)	Other Borrowed Funds — Discounted cash flows have been used to value other borrowed funds.

(h)	Loan Commitments and Standby Letters of Credit — The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans. The fair value of loan commitments and standby letters of credit is immaterial at December 31, 2004 and 2003.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002

NOTE 19 —	CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

	December 31,

Statements of Financial Condition	2004	2003

	(In thousands)
Assets:
Cash	$5,376	$1,454
Receivable from Hanmi Bank	455	231
Investment in Hanmi Bank	475,302	138,678
Investment in Unconsolidated Subsidiaries	2,986	511
Other Assets	1,799	1,081

Total Assets	$485,918	$141,955

Liabilities and Shareholders’ Equity:
Liabilities:
Junior Subordinated Debentures	$82,406	$—
Other Liabilities	3,602	2,488
Shareholders’ Equity	399,910	139,467

Total Liabilities and Shareholders’ Equity	$485,918	$141,955

	Years Ended December 31,

Statements of Income	2004	2003	2002

	(In thousands)
Equity in Earnings of Hanmi Bank	$39,574	$19,578	$17,371
Other Expenses, Net	(4,673)	(602)	(521)
Income Tax Benefit	1,799	237	180

Net Income	$36,700	$19,213	$17,030

	Years Ended December 31,

Statements of Cash Flows	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities:
Net Income	$36,700	$19,213	$17,030
Adjustments to Reconcile Net Income to Net Cash
(Used In) Provided By Operating Activities:
Earnings of Hanmi Bank	(39,574)	(19,578)	(17,371)
(Increase) Decrease in Receivable from Hanmi Bank	(224)	(231)	368
Increase in Other Assets	(718)	(1,968)	(11)
Increase in Other Liabilities	132	1,065	6

Net Cash (Used In) Provided By Operating Activities	(3,684)	(1,499)	22

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2004, 2003 AND 2002

	Years Ended December 31,

Statements of Cash Flows	2004	2003	2002

	(In thousands)
Cash Flows From Investing Activities:
Dividends Received from Hanmi Bank	11,990	2,300	—
Capital Contribution to Hanmi Bank	(80,000)	—	—
Acquisition of Pacific Union Bank	(71,710)	—	—
Purchase of Investment in Unconsolidated Subsidiaries	(2,475)	(161)	—

Net Cash (Used In) Provided By Investing Activities	(142,195)	2,139	—

Cash Flows From Financing Activities:
Issuance of Junior Subordinated Debentures	82,406	—	—
Proceeds from Exercise of Stock Options	3,425	3,141	1,469
Stock Issued Through Private Placement	71,710	—	—
Cash Dividends Paid	(7,740)	(4,220)	(7)

Net Cash Provided By (Used In) Financing Activities	149,801	(1,079)	1,462

Net Increase (Decrease) in Cash	3,922	(439)	1,484
Cash, Beginning of Year	1,454	1,893	409

CASH, END OF YEAR	$5,376	$1,454	$1,893

NOTE 20 —	QUARTERLY FINANCIAL DATA (UNAUDITED)
      Summarized quarterly financial data follows:

	March 31	June 30	September 30	December 31

2004
Net Interest Income	$16,828	$23,974	$29,815	$30,933
Provision for Credit Losses	$900	$850	$—	$1,157
Net Income	$6,386	$7,545	$11,069	$11,700
Basic Earnings Per Share	$0.23	$0.18	$0.23	$0.24
Diluted Earnings Per Share	$0.22	$0.18	$0.22	$0.23
2003
Net Interest Income	$12,058	$13,680	$14,290	$16,298
Provision for Credit Losses	$1,180	$1,500	$1,700	$1,300
Net Income	$4,240	$4,953	$4,945	$5,075
Basic Earnings Per Share	$0.15	$0.18	$0.18	$0.18
Diluted Earnings Per Share	$0.15	$0.18	$0.17	$0.18

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanmi Financial Corporation

By:	/s/ Sung Won Sohn, Ph.D.

Sung Won Sohn, PH.D.
President and Chief Executive Officer
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 16, 2005.

/s/ Sung Won Sohn, PH.D. Sung Won Sohn, PH.D. President and Chief Executive Officer (Principal Executive Officer)	/s/ Michael J. Winiarski Michael J. Winiarski Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joon Hyung Lee Joon Hyung Lee Chairman of the Board	/s/ Richard B. C. Lee Richard B. C. Lee Vice Chairman of the Board

/s/ I Joon Ahn I Joon Ahn Director	/s/ Stuart S. Ahn Stuart S. Ahn Director

/s/ Ung Kyun Ahn Ung Kyun Ahn Director	/s/ Kraig Kupiec Kraig Kupiec Director

/s/ M. Christian Mitchell M. Christian Mitchell Director	/s/ Chang Kyu Park Chang Kyu Park Director

/s/ Joseph K. Rho Joseph K. Rho Director	/s/ William J. Ruh William J. Ruh Director

/s/ Won R. Yoon Won R. Yoon Director

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
EXHIBIT INDEX

Exhibit
Number	Document

3.1	Certificate of Incorporation, As Amended*
3.2	Bylaws, As Amended*
4.1	Specimen Certificate of Registrant*
10.1	Employment Agreement with Sung Won Sohn
10.2	Hanmi Financial Corporation Year 2000 Stock Option Plan**
14	Code of Ethics
21	Subsidiaries of the Registrant***
23	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act

*	Previously filed and incorporated by reference herein from Hanmi’s Registration Statement on Form S-4 (No. 333-32770) filed with the SEC on March 20, 2000.

**	Previously filed and incorporated by reference herein from Hanmi’s Registration Statement on Form S-8 (No. 333-44320 and 44090) filed with the SEC on August 18, 2000.

***	Previously filed and incorporated by reference herein from Hanmi’s Joint Proxy Statement/Prospectus on Form S-4 on February 9, 2004.