Form 10-Q
period 2005-03-31
HANMI FINANCIAL CORP
filed 2005-05-10
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ To _________

Commission File Number: 000-30421

HANMI FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Wilshire Boulevard Penthouse Suite A
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

     As of May 6, 2005, there were 49,629,807 outstanding shares of the issuer’s Common Stock.

HANMI FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in Thousands)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and Due from Banks	$81,841	$55,164
Federal Funds Sold and Securities Purchased Under Agreements to Resell	77,000	72,000

Cash and Cash Equivalents	158,841	127,164
Federal Reserve Bank Stock	12,099	12,099
Federal Home Loan Bank Stock	9,862	9,862
Securities Held to Maturity, at Amortized Cost (Fair Value: March 31, 2005 — $1,087; December 31, 2004 — $1,093)	1,081	1,090
Securities Available for Sale, at Fair Value	422,808	417,883
Loans Receivable, Net of Allowance for Loan Losses of $22,621 and $22,702 at March 31, 2005 and December 31, 2004, Respectively	2,230,038	2,230,992
Loans Held for Sale, at the Lower of Cost or Fair Value	—	3,850
Customers’ Liability on Acceptances	4,776	4,579
Premises and Equipment, Net	20,728	19,691
Accrued Interest Receivable	11,432	10,029
Deferred Income Taxes	7,273	5,009
Servicing Asset	3,694	3,846
Goodwill	209,702	209,643
Core Deposit Intangible	10,744	11,476
Bank-Owned Life Insurance — Cash Surrender Value	22,073	21,868
Other Assets	14,208	15,107

TOTAL ASSETS	$3,139,359	$3,104,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-Interest-Bearing	$769,852	$729,583
Interest-Bearing:
Savings	146,566	153,862
Money Market Checking	566,525	613,662
Time Deposits of $100,000 or More	832,928	756,580
Other Time Deposits	229,027	275,120

Total Deposits	2,544,898	2,528,807
Accrued Interest Payable	6,638	7,100
Acceptances Outstanding	4,776	4,579
Other Borrowed Funds	67,111	69,293
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	25,080	12,093

Total Liabilities	2,730,909	2,704,278

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued and Outstanding, 49,621,677 Shares and 49,330,704 Shares at March 31, 2005 and December 31, 2004, Respectively	50	49
Additional Paid-In Capital	338,390	334,932
Unearned Compensation	(1,422)	—
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale and Interest Rate Swaps, Net of Income Taxes of ($2,362) and $744 at March 31, 2005 and December 31, 2004, Respectively	(3,313)	1,035
Retained Earnings	74,745	63,894

Total Shareholders’ Equity	408,450	399,910

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,139,359	$3,104,188

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2005	2004
Interest Income:
Interest and Fees on Loans	$38,075	$18,180
Interest on Investments	4,648	3,796
Interest on Federal Funds Sold	335	22

Total Interest Income	43,058	21,998
Interest Expense	11,347	5,170

Net Interest Income Before Provision for Credit Losses	31,711	16,828
Provision for Credit Losses	136	900

Net Interest Income After Provision for Credit Losses	31,575	15,928

Non-Interest Income:
Service Charges on Deposit Accounts	3,730	2,667
Trade Finance Fees	945	805
Remittance Fees	468	257
Other Service Charges and Fees	730	261
Bank-Owned Life Insurance Income	205	114
Increase in Fair Value of Derivatives	419	80
Other Income	621	249
Gain on Sales of Loans	308	469
Gain on Sales of Securities Available for Sale	82	3

Total Non-Interest Income	7,508	4,905

Non-Interest Expenses:
Salaries and Employee Benefits	9,167	5,650
Occupancy and Equipment	2,231	1,385
Data Processing	1,165	820
Supplies and Communication	579	357
Professional Fees	479	270
Advertising and Promotional Expense	694	545
Amortization of Core Deposit Intangible	732	30
Decrease in Fair Value of Embedded Option	573	—
Other Operating Expense	1,785	1,307

Total Non-Interest Expenses	17,405	10,364

Income Before Provision for Income Taxes	21,678	10,469
Provision for Income Taxes	8,346	4,083

NET INCOME	$13,332	$6,386

Earnings Per Share:
Basic	$0.27	$0.23
Diluted	$0.27	$0.22
Weighted-Average Shares Outstanding:
Basic	49,460,375	28,403,188
Diluted	50,247,408	28,972,426
Dividends Declared Per Share	$0.05	$0.05

COMPREHENSIVE INCOME:
Net Income	$13,332	$6,386

Other Comprehensive Income (Loss), Net of Tax:
Unrealized Gain (Loss) Arising During the Period	(3,436)	2,696
Less Reclassification Adjustment for Realized Gain on Securities Available for Sale Included in Net Income	(110)	(386)
Unrealized Gain (Loss) on Cash Flow Hedge	(802)	824

Total Other Comprehensive Income (Loss), Net of Tax	(4,348)	3,134

Total Comprehensive Income	$8,984	$9,520

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,332	$6,386
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	685	461
Amortization of Premiums and Discounts on Investments	(168)	915
Amortization of Core Deposit Intangible	732	30
Amortization of Unearned Compensation	393	—
Provision for Credit Losses	136	900
Federal Reserve Bank Stock and Federal Home Loan Bank Stock Dividend	—	(43)
Gain on Sales of Securities Available for Sale	(82)	(3)
Change in Fair Value of Derivatives	(154)	(80)
Gain on Sales of Loans	(308)	(469)
Loss on Sales of Premises and Equipment	15	7
Deferred Tax (Benefit) Provision	(6,279)	1,167
Origination of Loans Held for Sale	(1,204)	(6,223)
Proceeds from Sales of Loans Held for Sale	5,320	4,882
Change In:
(Increase) Decrease in Accrued Interest Receivable	(1,403)	96
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(205)	(114)
Decrease (Increase) in Other Assets	795	(4,415)
Decrease in Accrued Interest Payable	(462)	(1,562)
Increase (Decrease) in Other Liabilities	13,202	(1,276)

Net Cash and Cash Equivalents Provided By Operating Activities	24,345	659

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured or Called Securities Available for Sale	41,121	28,115
Proceeds from Matured or Called Securities Held to Maturity	9	57
Proceeds from Sale of Securities Available for Sale	1,442	34,907
Net Decrease (Increase) in Loans Receivable	996	(33,707)
Purchases of Securities Available for Sale	(47,238)	(7,777)
Purchases of Premises and Equipment, Net	(1,737)	(160)

Net Cash and Cash Equivalents (Used In) Provided By Investing Activities	(5,407)	21,435

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	16,091	31,131
Proceeds from Exercise of Stock Options	1,311	952
Cash Dividends Paid	(2,481)	(1,426)
Decrease in Other Borrowed Funds	(2,182)	(64,639)

Net Cash and Cash Equivalents Provided By (Used In) Financing Activities	12,739	(33,982)

Net Increase (Decrease) in Cash and Cash Equivalents	31,677	(11,888)
Cash and Cash Equivalents, Beginning of Year	127,164	62,595

CASH AND CASH EQUIVALENTS, END OF YEAR	$158,841	$50,707

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$10,885	$6,732
Income Taxes Paid	$4,457	$5,094

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1 — HANMI FINANCIAL CORPORATION

     Hanmi Financial Corporation (“Hanmi Financial”, “we” or “our”) is a Delaware corporation that is the holding company for Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended.

     Hanmi Bank, our primary subsidiary, is a commercial bank licensed by the California Department of Financial Institutions. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, up to applicable limits thereof. The Bank is a member of the Federal Reserve System.

     Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties. Hanmi Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered, FDIC-insured financial institution.

     On April 30, 2004, we completed the acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that also served primarily the Korean-American community. As of March 31, 2005, the Bank maintained a branch network of 22 locations, serving individuals and small-sized to medium-sized businesses in Los Angeles and surrounding areas.

NOTE 2 — BASIS OF PRESENTATION

     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and subsidiary reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2005, but are not necessarily indicative of the results that will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America. The interim information should be read in conjunction with our 2004 Annual Report on Form 10-K.

     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2004 Annual Report on Form 10-K. Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.

     On January 20, 2005, our Board of Directors declared a two-for-one stock split, to be effected in the form of a 100 percent common stock dividend. The new shares were distributed on February 15, 2005 to shareholders of record on the close of business on January 31, 2005. All share and per share amounts for the prior period have been restated to reflect the stock dividend.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Continued)

NOTE 3 — EMPLOYEE STOCK-BASED COMPENSATION

     Our employee stock-based compensation arrangements are measured under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for the stock option plan been determined based on the fair values estimated using the Black-Scholes model at the grant dates for previous awards, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in Thousands;
	Except Per Share Data)
Net Income:
As Reported	$13,332	$6,386
Compensation Expense	285	151

Pro Forma	$13,047	$6,235

Earnings Per Share:
As Reported:
Basic	$0.27	$0.23
Diluted	$0.27	$0.22
Pro Forma:
Basic	$0.26	$0.22
Diluted	$0.26	$0.22

     In February 2005, 100,000 shares of restricted stock were granted to Dr. Sung Won Sohn, our Chief Executive Officer. 20,000 of these shares vested immediately, and an additional 20,000 shares will vest each year over the next four years on the anniversary date of the grant provided that Dr. Sohn is still employed by us. The market value of the shares awarded totaled $1,815,000 and has been recorded as a separate component of shareholders’ equity. Unearned compensation is being amortized against income over the four-year vesting period. For the three months ended March 31, 2005, $393,000 of compensation expense was recognized in the consolidated statements of income.

NOTE 4 — EARNINGS PER SHARE

     Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Continued)

NOTE 4 — EARNINGS PER SHARE (Continued)

     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2005:
Basic EPS — Income Available to Common Shareholders	$13,332	49,460,375	$0.27
Effect of Dilutive Securities — Options and Warrants	—	787,033	—

Diluted EPS — Income Available to Common Shareholders	$13,332	50,247,408	$0.27

Three Months Ended March 31, 2004:
Basic EPS — Income Available to Common Shareholders	$6,386	28,403,188	$0.23
Effect of Dilutive Securities — Options	—	569,238	(0.01)

Diluted EPS — Income Available to Common Shareholders	$6,386	28,972,426	$0.22

     As of March 31, 2005, there were 125,554 options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the quarterly average market price of the common shares and, therefore, the effect would be anti-dilutive. There were no anti-dilutive options as of March 31, 2004.

NOTE 5 — OFF-BALANCE SHEET COMMITMENTS

     As part of the service to our small-sized and medium-sized business customers, Hanmi Bank issues formal loan commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit and standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by Hanmi Bank to guarantee the performance of a customer to a third party.

     The following table shows the distribution of the Hanmi Bank’s undisbursed loan commitments as of the dates indicated.

	March 31,	December 31,
	2005	2004
	(In Thousands)
Commitments to Extend Credit	$419,368	$367,708
Standby Letters of Credit	47,506	47,901
Commercial Letters of Credit	59,137	49,699
Unused Credit Card Lines	10,271	14,324

Total Undisbursed Loan Commitments	$536,282	$479,632

NOTE 6 — CURRENT ACCOUNTING MATTERS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statement of Income. SFAS No. 123R was to be effective as of the beginning of the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule that deferred the required adoption date to the beginning of the first quarter of 2006. We have provided pro forma disclosures under SFAS No. 123 in “Note 3 — Employee Stock-Based Compensation.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition for the three months ended March 31, 2005. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.

CRITICAL ACCOUNTING POLICIES

     We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions that could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

     We believe the allowance for loan losses and reserve for unfunded loan commitments are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Financial Condition — Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” for a description of the methodology used to determine the allowance for loan losses and reserve for unfunded loan commitments.

     During the year ended December 31, 2004, the application of Statement of Financial Accounting Standards No. 141, “Business Combinations,” to the purchase of Pacific Union Bank required significant estimates and assumptions. We engaged outside experts including appraisers to assist in estimating the fair values of certain assets acquired, particularly the loan portfolio, core deposit intangible asset, and fixed assets. The fair values of financial assets, including the investments portfolio, deposits and borrowings, were estimated by the Bank, using market data regarding securities market prices and interest rates. We also evaluated long-lived assets for impairment and recorded any necessary adjustments. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination,” we recognized liabilities assumed for costs to involuntarily terminate employees of PUB and costs to exit activities of PUB under an exit plan approved by Hanmi Bank’s board of directors.

SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data for the periods indicated.

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in Thousands)
Average Balances:
Average Gross Loans	$2,239,174	$1,276,077
Average Interest-Earning Assets	2,736,771	1,683,721
Average Total Assets	3,103,486	1,779,240
Average Deposits	2,519,229	1,456,814
Average Interest-Bearing Liabilities	1,926,399	1,155,664
Average Shareholders’ Equity	406,067	142,773
Average Tangible Equity (1)	185,222	140,743

Selected Performance Ratios:
Return on Average Total Assets (2) (3)	1.74%	1.44%
Return on Average Shareholders’ Equity (2) (4)	13.32%	17.99%
Return on Average Tangible Equity (2) (5)	29.19%	18.25%
Net Interest Margin (6)	4.70%	4.02%
Average Shareholders’ Equity to Average Total Assets	13.08%	8.02%
Efficiency Ratio (7)	44.38%	47.69%
Dividend Payout Ratio (9)	18.52%	21.74%

Selected Capital Ratios: (10)
Tier 1 Capital to Average Total Assets:
Hanmi Financial	9.41%	10.75%
Hanmi Bank	9.25%	7.92%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	11.32%	13.82%
Hanmi Bank	11.13%	10.21%
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	12.34%	15.66%
Hanmi Bank	12.16%	11.21%
Book Value Per Share (8) (11)	$8.23	$5.20

Selected Asset Quality Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (12)	0.01%	0.58%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.00%	0.95%
Allowance for Loan Losses to Non-Performing Loans	327.9%	238.0%
Non-Performing Assets to Total Assets (13)	0.22%	0.30%

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity.
(2)	Calculation based upon annualized net income.
(3)	Net income divided by average total assets.
(4)	Net income divided by average shareholders’ equity.
(5)	Net income divided by average tangible equity.
(6)	Represents net interest income before provision for credit losses as a percentage of average interest-earning assets.
(7)	The efficiency ratio is calculated as the ratio of total non-interest expenses to the sum of net interest income before provision for credit losses and total non-interest income including securities gains and losses.
(8)	2004 book value per share has been restated for a 100% stock dividend declared in January 2005.
(9)	Dividends declared per share divided by basic earnings per share.
(10)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital.
(11)	Shareholders’ equity divided by common shares outstanding.
(12)	Calculation based upon annualized net loan charge-offs.
(13)	Non-performing assets consist of non-performing loans (non-accrual loans, loans past due 90 days or more and restructured loans) and other real estate owned.

FORWARD-LOOKING STATEMENTS

     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For additional information concerning these factors, see our Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 under the headings “Factors That May Affect Future Results of Operations,” “Interest Rate Risk Management” and “Liquidity and Capital Resources.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

RESULTS OF OPERATIONS

Overview

     For the three months ended March 31, 2005, net income was $13.3 million, or $0.27 per diluted share, compared to $6.4 million, or $0.22 per diluted share, for the three months ended March 31, 2004. The 108.8 percent increase in net income for 2005 as compared to 2004 was primarily due to the acquisition of PUB. Net interest income before provision for credit losses increased $14.9 million, or 88.4 percent, due to ongoing growth in the loan portfolio as well as the newly acquired interest-earning assets from PUB. Non-interest income increased by $2.6 million, or 53.1 percent, mainly due to an increase in service charges on deposit accounts. Non-interest expenses increased by $7.0 million, or 67.9 percent, due to the additional salaries and employee benefits, occupancy, professional fees, and data processing expenses incurred during the post-merger integration period. The annualized return on average assets was 1.74 percent for the three months ended March 31, 2005, compared to a return on average assets of 1.44 percent for the same period of 2004, an increase of 30 basis points. The annualized return on average shareholders’ equity was 13.32 percent for the three months ended March 31, 2005, and return on average tangible equity was 29.19 percent, compared to 17.99 percent and 18.01 percent, respectively, for the same period in 2004.

Net Interest Income Before Provision for Credit Losses

     Our earnings depend largely upon the difference between the interest income received from the loan portfolio and other interest-earning assets and the interest paid on deposits and borrowings. The difference is “net interest income.” Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. Net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as Federal economic policies, the general supply of money in the economy, income tax policies, governmental budgetary matters and the actions of the Federal Reserve Bank.

     For the three months ended March 31, 2005, net interest income before provision for credit losses was $31.7 million. This represented an increase of $14.9 million, or 88.4 percent, over net interest income before provision for credit losses of $16.8 million for the three months ended March 31, 2004. The interest rate spread increased to 3.99 percent for the three months ended March 31, 2005, from 3.45 percent for the same period in 2004. The change was mainly due to an increase in rates received on loans and investments as we increased our prime rate by a total of 50 basis points during the first quarter. Approximately 88.9 percent of our loan portfolio is tied to our prime rate. We also emphasized spread income and disposed of certain low yielding assets in the first and second quarters of 2004 and reinvested the proceeds from the amortization of our investment portfolio into loan production. Average loans outstanding increased from 75.8 percent of average interest-earning assets in the first quarter of 2004 to 81.8 percent of average interest-earning assets in the first quarter of 2005. The net interest margin also increased by 68 basis points to 4.70 percent for the three months ended March 31, 2005, from 4.02 percent for the same period in 2004, due to an increase in the volume of interest-earning assets with higher interest rates.

     Total interest income increased $21.1 million, or 95.7 percent, to $43.1 million for the three months ended March 31, 2005, from $22.0 million for the three months ended March 31, 2004. The increase was mainly the result of an increase in the volume of interest-earning assets obtained through the acquisition of PUB. For the first quarter of 2005, average interest-earning assets increased by $1.0 billion, or 62.5 percent, to $2.7 billion, compared to $1.7 billion a year ago.

     Total interest expense increased $6.1 million, or 119.5 percent, to $11.3 million for the three months ended March 31, 2005, from $5.2 million for the three months ended March 31, 2004. The increase reflects an increase in interest-bearing liabilities related to the acquisition of PUB and higher interest rates paid to depositors. Average interest-bearing liabilities increased by $770.7 million, or 66.7 percent, to $1.9 billion, compared to $1.2 billion a year ago. The cost of average interest-bearing liabilities increased to 2.39 percent for the three months ended March 31, 2005, compared to 1.80 percent for the same period in 2004.

     The following table presents the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	March 31, 2005			March 31, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
Assets
Interest-Earning Assets:
Gross Loans, Net of Unearned Income (1)	$2,239,174	$38,075	6.90%	$1,276,077	$18,180	5.73%
Municipal Securities (2)	74,050	776	6.54%	66,066	709	6.64%
Obligations of Other U.S. Government Agencies	96,217	934	3.94%	76,484	677	3.56%
Other Debt Securities	250,507	2,665	4.31%	245,725	2,320	3.80%
Equity Securities	21,961	273	5.04%	10,359	87	3.38%
Federal Funds Sold	54,862	335	2.48%	8,054	22	1.10%
Interest-Earning Deposits	—	—	—	956	3	1.26%

Total Interest-Earning Assets	2,736,771	43,058	6.38%	1,683,721	21,998	5.25%

Non-Interest-Earning Assets:
Cash and Cash Equivalents	84,659			63,013
Allowance for Loan Losses	(22,730)			(12,446)
Premises and Equipment, Net	20,292			8,336
Accrued Interest Receivable	11,105			6,673
Other Assets	273,389			29,943

Total Non-Interest-Earning Assets	366,715			95,519

Total Assets	$3,103,486			$1,779,240

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$592,211	3,008	2.06%	$261,001	1,010	1.56%
Savings	150,261	556	1.50%	93,352	318	1.37%
Time Deposits of $100,000 or More	797,141	5,002	2.54%	400,057	1,747	1.76%
Other Time Deposits	234,662	1,245	2.15%	239,054	1,200	2.02%
Other Borrowed Funds	152,124	1,536	4.09%	162,200	895	2.22%

Total Interest-Bearing Liabilities	1,926,399	11,347	2.39%	1,155,664	5,170	1.80%

Non-Interest-Bearing Liabilities:
Demand Deposits	744,954			463,350
Other Liabilities	26,066			17,453

Total Non-Interest-Bearing Liabilities	771,020			480,803

Total Liabilities	2,697,419			1,636,467
Shareholders’ Equity	406,067			142,773

Total Liabilities and Shareholders’ Equity	$3,103,486			$1,779,240

Net Interest Income		$31,711			$16,828

Net Interest Spread (3)			3.99%			3.45%

Net Interest Margin (4)			4.70%			4.02%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.3 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis, using an effective marginal rate of 35%.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2005 vs. 2004
	Increases (Decreases)
	Due to Change in
	Volume	Rate	Total
		(In Thousands)
Interest Income:
Gross Loans, Net of Unearned Income	$15,906	$3,989	$19,895
Municipal Securities	(21)	88	67
Obligations of Other U.S. Government Agencies	189	68	257
Other Debt Securities	48	297	345
Equity Securities	131	55	186
Federal Funds Sold	258	55	313
Interest-Earning Deposits	(3)	—	(3)

Total Interest Income	16,508	4,552	21,060

Interest Expense:
Money Market Checking	1,605	393	1,998
Savings	209	29	238
Time Deposits of $100,000 or More	2,262	993	3,255
Other Time Deposits	(20)	65	45
Other Borrowed Funds	(58)	699	641

Total Interest Expense	3,998	2,179	6,177

Change in Net Interest Income	$12,510	$2,373	$14,883

Provision for Credit Losses

     Provisions to the allowance for loan losses and reserve for unfunded loan commitments are made quarterly, in anticipation of probable loan losses. The quarterly provision is based on the allowance need, which is calculated using a formula designed to provide adequate allowances for anticipated losses and reserves for unfunded loan commitments. The formula is composed of various components. The allowance is determined by assigning specific allowances for all classified loans. All loans that are not classified are then given certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined based on the prior loss history by type of loan, adjusted for current economic factors. For the three months ended March 31, 2005, the provision for credit losses was $136,000, compared to $900,000 for the three months ended March 31, 2004, a decrease of 84.9 percent. The decrease in the provision for credit losses in the first quarter of 2005 resulted primarily from the low net charge-offs experienced in the first quarter of 2005, which caused historical loss percentages to decrease. As of March 31, 2005, total net charge-offs were $81,000, compared to $605,000 total net charge-offs in the fourth quarter of 2004 and $1.9 million in the first quarter of 2004.

Non-Interest Income

     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$3,730	$2,667	$1,063	39.9%
Trade Finance Fees	945	805	140	17.4%
Remittance Fees	468	257	211	82.1%
Other Service Charges and Fees	730	261	469	179.7%
Bank-Owned Life Insurance Income	205	114	91	79.8%
Increase in Fair Value of Derivatives	419	80	339	423.8%
Other Income	621	249	372	149.4%
Gain on Sales of Loans	308	469	(161)	(34.3%)
Gain on Sales of Securities Available for Sale	82	3	79	2,633.3%

Total Non-Interest Income	$7,508	$4,905	$2,603	53.1%

     Non-interest income is earned from four major sources: service charges on deposit accounts, fees generated from international trade finance, gain on sales of loans, and gain on sales of securities available for sale. For the three months ended March 31, 2005, non-interest income was $7.5 million, an increase of 53.1 percent from $4.9 million for the three months ended March 31, 2004. The overall increase in non-interest income is due to the PUB merger, which closed on April 30, 2004.

     Service charges on deposit accounts increased by $1.1 million, or 39.9 percent, from $2.7 million for the three months ended March 31, 2004 to $3.7 million for three months ended March 31, 2005. Service charge income on deposit accounts increased with the higher deposit volume and number of accounts as a result of the PUB merger. Average deposits increased by 72.9 percent from $1.5 billion in 2004 to $2.5 billion in 2005. Service charges are constantly reviewed to maximize service charge income while still maintaining a competitive position.

     Fees generated from international trade finance increased by $140,000, or 17.4 percent, from $805,000 for the three months ended March 31, 2004 to $945,000 for the three months ended March 31, 2005. The increase was due to the PUB merger. Average trade finance loans increased by $22.7 million, or 39.0 percent, from $58.2 million in 2004 to $80.9 million in 2005.

     Gain on sales of loans decreased by $161,000, or 34.3 percent, from $469,000 for the three months ended March 31, 2004 to $308,000 for the three months ended March 31, 2005. The decrease in gain on sales of loans resulted from the decreased sales activity in SBA loans due to more loans being held in portfolio. The guaranteed portion of SBA loans is sold in the secondary markets with servicing rights retained.

     Other income increased by $372,000, or 149.4 percent, from $249,000 for the three months ended March 31, 2004 to $621,000 for the three months ended March 31, 2005 due to increases in credit card fee income and sales commissions from mutual funds and insurance products.

Non-Interest Expenses

     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$9,167	$5,650	$3,517	62.2%
Occupancy and Equipment	2,231	1,385	846	61.1%
Data Processing	1,165	820	345	42.1%
Supplies and Communications	579	357	222	62.2%
Professional Fees	479	270	209	77.4%
Advertising and Promotional Expense	694	545	149	27.3%
Amortization of Core Deposit Intangible	732	30	702	2,340.0%
Decrease in Fair Value of Embedded Option	573	—	573	N/A
Other Operating Expense	1,785	1,307	478	36.6%

Total Non-Interest Expenses	$17,405	$10,364	$7,041	67.9%

     For the three months ended March 31, 2005, non-interest expenses were $17.4 million, an increase of $7.0 million, or 67.9 percent, from $10.4 million for the three months ended March 31, 2004. This increase was primarily due to the PUB merger, which closed on April 30, 2004.

     Salaries and employee benefits expenses for the three months ended March 31, 2005 increased $3.5 million, or 62.2 percent, to $9.2 million from $5.7 million for the three months ended March 31, 2004. The increase was due to a 41.6 percent increase in the number of employees following the acquisition of PUB and a $1.3 million increase in bonus accruals.

     Occupancy and equipment expenses for the three months ended March 31, 2005 increased $846,000, or 61.1 percent, to $2.2 million from $1.4 million for the three months ended March 31, 2004, due to the acquisition of twelve former PUB branches.

     Data processing expense for the three months ended March 31, 2005 increased $345,000, or 42.1 percent, to $1.2 million from $0.8 million for the three months ended March 31, 2004. Additional expense was incurred mainly due to an increase in loans and deposits volume related to the acquisition.

     Core deposit premium amortization for the three months ended March 31, 2005 increased $702,000 to $732,000 from $30,000 for the three months ended March 31, 2004. The increase is attributable to the core deposits acquired from PUB.

     Other operating expenses for the three months ended March 31, 2005 increased $458,000, or 34.5 percent, to $1.8 million from $1.3 million for the three months ended March 31, 2004. The increases are primarily attributable to the increase in the number of employees following the acquisition of PUB.

Provision for Income Taxes

     For the three months ended March 31, 2005, we recognized provisions for income taxes of $8.3 million on net income before tax of $21.7 million, representing an effective tax rate of 38.5 percent.

FINANCIAL CONDITION

Summary of Changes in Balance Sheets — March 31, 2005 Compared to December 31, 2004

     As of March 31, 2005, total assets were $3.14 billion, an increase of $35.2 million, or 1.1 percent, from the December 31, 2004 balance of $3.10 billion. The increase in assets was mainly funded by deposits, which increased by $16.1 million, or 0.6 percent, to $2.54 billion at March 31, 2005 from $2.53 billion at December 31, 2004. Loans remained relatively unchanged during the quarter. At March 31, 2005 and December 31, 2004, loans, net of unearned fees, allowance for loan losses and loans held for sale, totaled $2.23 billion. Investment securities increased $4.9 million, or 1.2 percent, to $423.9 million at March 31, 2005 from $419.0 million at December 31, 2004.

Investment Securities

     Securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity securities.” All other securities are classified as “available for sale.” There were no trading securities at March 31, 2005. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of U.S. agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.

     As of March 31, 2005, held to maturity securities totaled $1.1 million and available for sale securities totaled $422.8 million, compared to $1.1 million and $417.9 million, respectively, at December 31, 2004.

	March 31, 2005			December 31, 2004
			Unrealized			Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Held to Maturity:
Municipal Bonds	$691	$691	$—	$691	$691	$—
Mortgage-Backed Securities	390	396	6	399	402	3

Total Held to Maturity	$1,081	$1,087	$6	$1,090	$1,093	$3

Available for Sale:
Mortgage-Backed Securities	$154,584	$153,302	$(1,282)	$148,706	$149,174	$468
U.S. Government Agency Securities	99,451	98,302	(1,149)	89,345	89,677	332
Collateralized Mortgage Obligations	87,835	86,222	(1,613)	93,172	92,539	(633)
Municipal Bonds	72,535	72,792	257	71,771	73,616	1,845
Corporate Bonds	8,344	8,222	(122)	8,380	8,444	64
Other Securities	3,999	3,968	(31)	4,437	4,433	(4)

Total Available for Sale	$426,748	$422,808	$(3,940)	$415,811	$417,883	$2,072

     The amortized cost and estimated fair value of investment securities at March 31, 2005, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2035, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$4,806	$4,779	$—	$—
Over One Year Through Five Years	91,496	90,445	—	—
Over Five Years Through Ten Years	21,884	21,675	691	691
Over Ten Years	66,143	66,385	390	396

	184,329	183,284	1,081	1,087

Mortgage-Backed Securities	154,584	153,302	—	—
Collateralized Mortgage Obligations	87,835	86,222	—	—

	242,419	239,524	—	—

	$426,748	$422,808	$1,081	$1,087

Loan Portfolio

     All loans are carried at face amount, less principal repayments collected, net of deferred loan origination fees and costs, and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well secured and in the process of collection.

     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2005	2004	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$751,346	$783,539	$(32,193)	(4.1%)
Construction	94,583	92,521	2,062	2.2%
Residential Property	78,588	80,786	(2,198)	(2.7%)

Total Real Estate Loans	924,517	956,846	(32,329)	(3.4%)

Commercial and Industrial Loans:
Commercial Term Loans	790,554	754,108	36,446	4.8%
Commercial Lines of Credit	217,060	201,940	15,120	7.5%
SBA Loans (1)	174,542	166,285	8,257	5.0%
International Loans	66,067	95,936	(29,869)	(31.1%)

Total Commercial and Industrial Loans	1,248,223	1,218,269	29,954	2.5%

Consumer Loans	84,527	87,526	(2,999)	(3.4%)

Total Loans — Gross	2,257,267	2,262,641	(5,374)	(0.2%)
Unearned Income on Loans, Net of Costs	(4,608)	(5,097)	489	(9.6%)
Allowance for Loan Losses	(22,621)	(22,702)	81	(0.4%)

Net Loans Receivable	$2,230,038	$2,234,842	$(4,804)	(0.2%)

(1)	Amount includes loans held for sale, at the lower of cost or market, of $0 and $3.9 million at March 31, 2005 and December 31, 2004, respectively.

     At March 31, 2005 and December 31, 2004, loans, net of unearned fees, allowance for loan losses and loans held for sale, totaled $2.23 billion. Real estate loans, composed of commercial property, residential property and construction loans, decreased $32.3 million, or 3.4%, to $924.5 million at March 31, 2005 from $956.8 million at December 31, 2004. The decrease in the real estate loan portfolio reflects management’s emphasis on controlling exposure to an excessive concentration in commercial real estate loans.

     Total commercial and industrial loans, composed of domestic commercial property and lines of credit, trade financing and SBA loans, were $1.25 billion at March 31, 2005, which represented an increase of $30.0 million, or 2.5%, from $1.22 billion at December 31, 2004. The increase was primarily due to growth in commercial term loans, commercial lines of credit and SBA loans, partly offset by a decrease of $30.0 million in international loans that was due to normal seasonal fluctuations as these loans have historically decreased during the first quarter.

     Consumer loans decreased $3.0 million, or 3.4%, to $84.5 million at March 31, 2005 from $87.5 million at December 31, 2004.

     At March 31, 2005, accruing loans 90 days past due or more were $500,000, an increase of $292,000 from $208,000 at December 31, 2004. Non-accrual loans were $6.4 million at March 31, 2005, a $0.6 million increase compared to $5.8 million at December 31, 2004. The increase was due to $3.3 million of loans migrating to non-performing status, partially offset by $2.7 million loans returned to performing status.

     The table below shows the composition of non-performing assets as of the dates indicated.

	March 31,	December 31,
	2005	2004
	(In Thousands)
Non-Accrual Loans	$6,398	$5,806
Loans 90 Days or More Past Due and Still Accruing	500	208

Total Non-Performing Loans	6,898	6,014
Other Real Estate Owned	—	—

Total Non-Performing Assets	$6,898	$6,014

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

     The allowance for loan losses and reserve for unfunded loan commitments are maintained at levels that management believes are adequate to absorb probable loan losses inherent in various financial instruments. The adequacy of each of the allowance and the reserve is determined through periodic evaluations of the loan portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

     On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the allowance for loan losses and reserve for unfunded loan commitments. Our loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e., “pass,” “special mention,” “substandard” and “doubtful”) for each loan type, except consumer loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

     As of March 31, 2005, the allowance for loan losses was $22.6 million, a decrease of $0.1 million, or 0.4%, compared to $22.7 million at December 31, 2004. The decrease in the allowance for loan losses was primarily due to low net charge-offs experienced in the first quarter of 2005, which caused historical loss percentages to decrease. As of March 31, 2005, the reserve for unfunded loan commitments was $1.9 million, an increase of $0.1 million, or 7.6%, compared to $1.8 million at December 31, 2004.

     The loan loss estimation is based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan-related or policy-related issues.

     We determine the appropriate overall allowance for loan losses and reserve for unfunded loan commitments based on the foregoing analysis, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and reserve for unfunded loan commitments are adequate as of March 31, 2005.

	Three Months Ended
	March 31,	December 31,
	2005	2004
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$22,702	$22,150

Actual Charge-Offs	(603)	(1,040)
Recoveries on Loans Previously Charged Off	522	435

Net Loan Charge-Offs	(81)	(605)

Provision Charged to Operating Expenses	—	1,157

Balance at End of Period	$22,621	$22,702

Reserve for Unfunded Loan Commitments:
Balance at Beginning of Year	$1,800	$1,800
Provision Charged to Operating Expenses	136	—

Balance at End of Year	$1,936	$1,800

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.01%	0.11%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.01%	0.11%
Allowance for Loan Losses to Average Total Gross Loans	1.01%	1.00%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.00%	1.00%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	1.45%	10.60%
Net Loan Charge-Offs to Provision Charged to Operating Expenses (1)	—	208.02%
Allowance for Loan Losses to Non-Performing Loans	327.94%	377.49%

Balances:
Average Total Gross Loans Outstanding During Period	$2,239,174	$2,269,170
Total Gross Loans Outstanding at End of Period	$2,257,267	$2,262,641
Non-Performing Loans at End of Period	$6,898	$6,014

(1) Net loan charge-offs annualized to calculate the ratios.

     We concentrate the majority of our interest-earning assets in loans. In all forms of lending, there are inherent risks. We concentrate the preponderance of our loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans, primarily for the purchase of automobiles.

     While we believe that our underwriting criteria are prudent, outside factors can adversely impact credit quality. A portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the potential for loss. We also utilize credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with special attention given to new loans and those loans that are classified as “special mention” and worse. In addition to our internal grading system, loans criticized by this credit review are downgraded with appropriate allowances added if required.

     Although management believes the allowance is adequate to absorb losses as they arise, no assurance can be given that we will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

Deposits

     The following table shows the composition of deposits by type as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Deposits:
Non-Interest-Bearing	$769,852	$729,583	$40,269	5.5%
Interest-Bearing:
Money Market Checking	566,525	613,662	(47,137)	(7.7%)
Savings	146,566	153,862	(7,296)	(4.7%)
Time Deposits of $100,000 or More	832,928	756,580	76,348	10.1%
Other Time Deposits	229,027	275,120	(46,093)	(16.8%)

Total Deposits	$2,544,898	$2,528,807	$16,091	0.6%

     Core deposits (defined as demand, money market checking and savings deposits) decreased $14.2 million, or 0.9%, to $1.48 billion at March 31, 2005 from $1.50 billion at December 31, 2004. The $40.3 million increase in non-interest-bearing deposits was due to continued efforts to increase the net interest margin by changing the deposit composition mix between interest-bearing and non-interest-bearing accounts.

Borrowings

     Borrowings consist of advances from the Federal Home Loan Bank of San Francisco (“FHLB”) and junior subordinated debentures associated with trust preferred securities.

     At March 31, 2005 and December 31, 2004, advances from the FHLB were $66.3 million and $66.4 million, respectively. Junior subordinated debentures totaled $82.4 million at March 31, 2005 and December 31, 2004. Among the advances from the FHLB, short-term borrowings with a remaining maturity of less than one year were $25.0 million, and the weighted-average interest rate thereon was 3.81%.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity of the Bank is defined as the ability to supply cash as quickly as needed without causing a severe deterioration in its profitability. The Bank’s major liquidity on the asset side stems from available cash positions, Federal funds sold and short-term investments categorized as trading and/or available for sale securities, which can be disposed of without significant capital losses in the ordinary course of business. Liquidity sources on the liability side come from borrowing capacities, which include Federal funds lines, repurchase agreements and FHLB advances. Thus, maintenance of high quality loans and securities that can be used for collateral in repurchase agreements or other secured borrowings is another important feature of liquidity management.

     Liquidity risk may occur when the Bank has few short-duration securities available for sale and/or is not capable of raising funds as quickly as necessary at acceptable rates in the capital or money markets. Also, a heavy and sudden increase in cash demands for loans and/or deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis to manage the liquidity position and to preempt any liquidity crisis. Six specific statistics, which include the loans-to-assets ratio, off-balance sheet items and dependence on non-core deposits, foreign deposits, lines of credit and liquid assets, are reviewed regularly for liquidity management purposes.

     The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Bank. Since the primary objective of the investment portfolio is to ensure proper liquidity of the Bank, management maintains appropriate levels of liquid assets to avoid exposure to higher than necessary liquidity risk.

     At March 31, 2005, short-term investments totaled 5.8% of total assets, compared to 4.8% at December 31, 2004. Core deposits, expressed as a percentage of total assets, decreased slightly to 40.8% at March 31, 2005 from 41.1% at December 31, 2004, while short-term non-core funding as a percentage of total assets increased to 34.1% at March 31, 2005 from 33.2% at December 31, 2004. The ratio of short-term investments to short-term non-core funding increased to 27.3% at March 31, 2005 from 22.6% at December 31, 2004. Off-balance sheet items, primarily unused credit lines, as a percentage of total assets increased to 16.8% at March 31, 2005 from 15.0% at December 31, 2004.

     The Bank saw a drop-off in the demand for loans at the beginning of the first quarter of 2005, but the demand for loans increased toward the end of the quarter. Net loans as a percentage of total assets decreased slightly to 71.2% at March 31, 2005 from 71.9% at December 31, 2004.

     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total shareholders’ equity was $408.5 million at March 31, 2005, which represented an increase of $8.5 million, or 2.1%, over total shareholders’ equity of $399.9 million at December 31, 2004.

     The regulatory agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8.0% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4.0%. In addition to the risk-based guidelines, regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio, of 4.0%. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio is 3.0%. In addition to these uniform risk-based capital guidelines that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     At March 31, 2005, Hanmi Financial’s Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $271.0 million. This represented an increase of $80.1 million, or 41.9%, over Tier 1 capital of $190.9 million at March 31, 2004. At March 31, 2005, Hanmi Financial had a ratio of total capital to total risk-weighted assets of 12.34% and a ratio of Tier 1 capital to total risk-weighted assets of 11.32%. The Tier 1 leverage ratio was 9.41% at March 31, 2005.

     The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of March 31, 2005:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2005
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$295,562	12.34%	$191,550	8.00%	N/A	N/A
Hanmi Bank	$290,563	12.16%	$191,130	8.00%	$238,913	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$271,005	11.32%	$95,775	4.00%	N/A	N/A
Hanmi Bank	$266,006	11.13%	$95,565	4.00%	$143,348	6.00%
Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$271,005	9.41%	$115,234	4.00%	N/A	N/A
Hanmi Bank	$266,006	9.25%	$115,024	4.00%	$143,780	5.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

     Interest rate risk indicates our exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-income assets, which is the present value of future cash flow discounted by the current interest rate. Under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of our exposure to fluctuations in market interest rate. The level of interest rate risk can be managed through the changing of gap positions and the volume of fixed-income assets and so forth. For successful management of interest rate risk, we use various methods to measure existing and future interest rate risk exposures. In addition to regular reports used in business operations, repricing gap analysis, stress testing and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

     The following table shows the status of the gap position as of March 31, 2005:

		After	After One
		Three	Year But
	Within	Months	Within	After	Non-
	Three	But Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
Assets:
Cash (Non-Interest-Earning)	$—	$—	$—	$—	$80,820	$80,820
Cash (Interest-Earning)	53,021	—	—	—	—	53,021
Securities Purchased Under Agreements to Resell	25,000	—	—	—	—	25,000
Federal Reserve Bank and FHLB Stock	—	—	—	21,961	—	21,961
Securities:
Fixed Rate	39,375	57,157	142,546	123,801	—	362,879
Floating Rate	8,673	635	44,044	7,658	—	61,010
Loans:
Fixed Rate	21,536	39,587	110,947	49,195	—	221,265
Floating Rate	2,001,985	10,139	17,480	—	—	2,029,604
Non-Accrual	—	—	—	—	6,398	6,398
Unearned Income, Allowance for Loan Losses and Discount	—	—	—	—	(27,229)	(27,229)
Derivatives	(70,000)	—	70,000	—	—	—
Other Assets	—	22,073	—	—	282,557	304,630

Total Assets	$2,079,590	$129,591	$385,017	$202,615	$342,546	$3,139,359

Liabilities
Deposits:
Demand Deposits	$79,423	$205,290	$416,276	$68,863	$—	$769,852
Savings	19,759	43,330	73,073	10,404	—	146,566
Money Market Checking	74,601	185,788	240,535	65,601	—	566,525
Time Deposits of $100,000 or More	370,176	448,004	10,261	4,487	—	832,928
Other Time Deposits	94,724	121,273	9,136	3,894	—	229,027
Other Borrowed Funds	15,808	10,000	36,000	5,303	—	67,111
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Fair Value Swaps	24,687	(24,687)	—	—	—	—
Other Liabilities	—	—	—	—	36,494	36,494
Shareholders’ Equity	—	—	—	—	408,450	408,450

Total Liabilities and Shareholders’ Equity	$761,584	$988,998	$785,281	$158,552	$444,944	$3,139,359

Repricing Gap	$1,318,006	$(859,407)	$(400,264)	$44,063	$(102,398)
Cumulative Repricing Gap	$1,318,006	$458,599	$58,335	$102,398	$—
Cumulative Repricing Gap as a Percentage of Total Assets	41.98%	14.61%	1.86%	3.26%	—
Cumulative Repricing Gap as a Percentage of Interest- Earning Assets	47.50%	16.53%	2.10%	3.69%	—

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

     On March 31, 2005, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 47.50%. This was a slight increase from the previous quarter’s figure of 46.00%. The increase was caused by a decrease in other time deposits. Derivatives of $70.0 million lessened the gap impact in the period. The cumulative repricing percentage in the three to twelve-month period also moved slightly higher, reaching 16.53%. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (20.21)%. The floating gap position in the less-than-one year period was 19.53%.

     The following table summarizes the status of the gap position as of the dates indicated:

	Less than Three Months		Three to Twelve Months
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
	(Dollars in Thousands)
Cumulative Repricing Gap	$1,318,006	$1,274,507	$458,599	$451,176
Percentage of Total Assets	41.98%	41.06%	14.61%	14.53%
Percentage of Interest-Earning Assets	47.50%	46.00%	16.53%	16.29%

     The spread between interest income on interest-earning assets and interest expense on interest-bearing liabilities is the principal component of net interest income, and interest rate changes substantially affect the our financial performance. We emphasize capital protection through stable earnings rather than maximizing yield. In order to achieve stable earnings, we prudently manage our assets and liabilities and closely monitor the percentage changes in net interest income and equity value in relation to limits established within our guidelines.

CONTRACTUAL OBLIGATIONS

     There were no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2004.

DIVIDENDS

     On March 19, 2005, we declared a quarterly cash dividend of $0.05 per common share for the first quarter of 2005. The dividend was paid on April 15, 2005. Future dividend payments are subject to the future earnings and legal requirements and the discretion of the Board of Directors.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Chief Executive Officer and Principal Financial Officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 and concluded that these controls and procedures were effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, Hanmi Financial or Hanmi Bank is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel as to the current status of these claims or proceedings to which Hanmi Financial or Hanmi Bank is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the financial condition or results of operations of Hanmi Financial or Hanmi Bank.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION

Date:May 10, 2005	By:	/s/ Sung Won Sohn, Ph.D.
Sung Won Sohn, Ph.D. President and Chief Executive Officer

	By:	/s/ Michael J. Winiarski Michael J. Winiarski Senior Vice President and Chief Financial Officer