Form 10-Q
period 2005-06-30
HANMI FINANCIAL CORP
filed 2005-08-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                                          To
Commission File Number: 000-30421
HANMI FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Wilshire Boulevard, Penthouse Suite A Los Angeles, California	90010

(Address of Principal Executive Offices)	(Zip Code)
(213) 382-2200
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                    Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                             Yes ☑ No ☐
     As of August 1, 2005, there were 49,702,443 outstanding shares of the issuer’s Common Stock.

HANMI FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in Thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and Due from Banks	$96,850	$55,164
Federal Funds Sold and Securities Purchased Under Agreements to Resell	7,000	72,000

Cash and Cash Equivalents	103,850	127,164
Federal Reserve Bank Stock	12,153	12,099
Federal Home Loan Bank Stock	11,977	9,862
Securities Held to Maturity, at Amortized Cost (Fair Value: June 30, 2005 — $1,068; December 31, 2004 — $1,093)	1,063	1,090
Securities Available for Sale, at Fair Value	410,778	417,883
Loans Receivable, Net of Allowance for Loan Losses of $22,049 and $22,702 at June 30, 2005 and December 31, 2004, Respectively	2,403,161	2,230,992
Loans Held for Sale, at the Lower of Cost or Fair Value	875	3,850
Customers’ Liability on Acceptances	10,154	4,579
Premises and Equipment, Net	20,557	19,691
Accrued Interest Receivable	12,105	10,029
Deferred Income Taxes	4,536	5,009
Servicing Asset	3,434	3,846
Goodwill	209,058	209,643
Core Deposit Intangible	10,030	11,476
Bank-Owned Life Insurance — Cash Surrender Value	22,283	21,868
Other Assets	15,778	15,107

TOTAL ASSETS	$3,251,792	$3,104,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-Interest-Bearing	$757,482	$729,583
Interest-Bearing:
Money Market Checking	518,893	613,662
Savings	141,440	153,862
Time Deposits of $100,000 or More	916,212	756,580
Other Time Deposits	225,950	275,120

Total Deposits	2,559,977	2,528,807
Accrued Interest Payable	8,367	7,100
Acceptances Outstanding	10,154	4,579
Other Borrowed Funds	147,647	69,293
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	18,411	12,093

Total Liabilities	2,826,962	2,704,278

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued and Outstanding, 49,651,477 Shares and 49,330,704 Shares at June 30, 2005 and December 31, 2004, Respectively	50	49
Additional Paid-In Capital	338,538	334,932
Unearned Compensation	(1,331)	—
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale and Interest Rate Swaps, Net of Income Taxes of $156 and $744 at June 30, 2005 and December 31, 2004, Respectively	273	1,035
Retained Earnings	87,300	63,894

Total Shareholders’ Equity	424,830	399,910

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,251,792	$3,104,188

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)  (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income:
Interest and Fees on Loans	$42,650	$26,984	$80,725	$45,164
Interest on Investments	4,734	4,424	9,382	8,220
Interest on Federal Funds Sold	123	50	458	72

Total Interest Income	47,507	31,458	90,565	53,456
Interest Expense	13,462	7,484	24,809	12,654

Net Interest Income Before Provision for Credit Losses	34,045	23,974	65,756	40,802
Provision for Credit Losses	450	850	586	1,750

Net Interest Income After Provision for Credit Losses	33,595	23,124	65,170	39,052

Non-Interest Income:
Service Charges on Deposit Accounts	3,868	3,524	7,598	6,191
Trade Finance Fees	1,036	1,030	1,981	1,835
Remittance Fees	550	436	1,018	693
Other Service Charges and Fees	789	560	1,519	821
Bank-Owned Life Insurance Income	210	183	415	297
Change in Fair Value of Derivatives	370	(57)	789	23
Other Income	554	492	1,175	741
Gain on Sales of Loans	56	833	364	1,302
Gain on Sales of Securities Available for Sale	14	6	96	9

Total Non-Interest Income	7,447	7,007	14,955	11,912

Non-Interest Expenses:
Salaries and Employee Benefits	8,545	7,924	17,712	13,574
Occupancy and Equipment	2,171	2,132	4,402	3,517
Data Processing	1,245	1,064	2,410	1,884
Supplies and Communication	729	621	1,308	978
Professional Fees	560	613	1,039	883
Advertising and Promotional Expense	563	878	1,257	1,423
Amortization of Core Deposit Intangible	714	469	1,446	499
Decrease in Fair Value of Embedded Option	2	—	575	—
Other Operating Expense	2,192	2,333	3,977	3,640
Merger-Related Expenses	(509)	1,728	(509)	1,728

Total Non-Interest Expenses	16,212	17,762	33,617	28,126

Income Before Provision for Income Taxes	24,830	12,369	46,508	22,838
Provision for Income Taxes	9,792	4,824	18,138	8,907

NET INCOME	$15,038	$7,545	$28,370	$13,931

Earnings Per Share:
Basic	$0.30	$0.18	$0.57	$0.39
Diluted	$0.30	$0.18	$0.56	$0.39
Weighted-Average Shares Outstanding:
Basic	49,556,926	42,157,546	49,508,917	35,280,368
Diluted	50,213,725	42,843,712	50,218,948	35,924,798
Dividends Declared Per Share	$0.05	$0.05	$0.10	$0.10

COMPREHENSIVE INCOME (LOSS):
Net Income	$15,038	$7,545	$28,370	$13,931

Other Comprehensive Income (Loss), Net of Tax:
Unrealized Gain (Loss) Arising During the Period	3,116	(7,245)	(320)	(4,549)
Less Reclassification Adjustment for Realized Gain on Securities Available for Sale Included in Net Income	(4)	382	(114)	(4)
Unrealized Gain (Loss) on Cash Flow Hedge	474	(1,547)	(328)	(723)

Total Other Comprehensive Income (Loss), Net of Tax	3,586	(8,410)	(762)	(5,276)

Total Comprehensive Income (Loss)	$18,624	$(865)	$27,608	$8,655

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,370	$13,931
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,268	1,144
Amortization of Premiums and Discounts on Investments	(17)	2,359
Amortization of Core Deposit Intangible	1,446	499
Amortization of Unearned Compensation	484	—
Provision for Credit Losses	586	1,750
Federal Reserve Bank Stock and Federal Home Loan Bank Stock Dividend	(103)	(903)
Gain on Sales of Securities Available for Sale	(96)	(9)
Change in Fair Value of Derivatives	(214)	(23)
Gain on Sales of Loans	(364)	(1,302)
Loss on Sales of Premises and Equipment	18	9
Deferred Tax (Benefit) Provision	44	(11,264)
Origination of Loans Held for Sale	(10,026)	(18,576)
Proceeds from Sales of Loans Held for Sale	13,365	13,727
Change In:
(Increase) Decrease in Accrued Interest Receivable	(2,076)	542
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(415)	(297)
(Increase) Decrease in Other Assets	(5,249)	4,200
Increase (Decrease) in Accrued Interest Payable	1,267	(1,408)
Increase (Decrease) in Other Liabilities	11,971	(1,402)

Net Cash and Cash Equivalents Provided By Operating Activities	40,259	2,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured or Called Securities Available for Sale	49,000	69,755
Proceeds from Matured or Called Securities Held to Maturity	27	102
Proceeds from Sale of Securities Available for Sale	6,456	49,400
Net Increase in Loans Receivable	(172,619)	(80,352)
Purchases of Federal Reserve Bank Stock and Federal Home Loan Bank Stock	(2,066)	—
Purchases of Securities Available for Sale	(48,238)	(12,095)
Purchase of Bank-Owned Life Insurance	—	(10,000)
Purchases of Premises and Equipment, Net	(2,152)	(563)
Acquisition of PUB, Net of Cash Acquired	—	(63,455)

Net Cash and Cash Equivalents Used In Investing Activities	(169,592)	(47,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	31,170	(37,238)
Issuance of Junior Subordinated Debentures	—	82,406
Stock Issued Through Private Placement	—	71,710
Proceeds from Exercise of Stock Options	1,455	1,084
Cash Dividends Paid	(4,960)	(3,870)
Decrease (Increase) in Other Borrowed Funds	78,354	(24,928)

Net Cash and Cash Equivalents Provided By Financing Activities	106,019	89,164

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,314)	44,933
Cash and Cash Equivalents, Beginning of Period	127,164	62,595

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,850	$107,528

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$26,076	$10,921
Income Taxes Paid	$14,150	$15,094

Reconciliation of Acquisition of PUB, Net of Cash Acquired:
Fair Value of Assets Acquired	$—	$1,383,739
Cash and Cash Equivalents Acquired	—	(104,383)
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock	—	(156,750)
Liabilities Assumed	—	(1,059,151)

Acquisition of PUB, Net of Cash Acquired	$—	$63,455

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
NOTE 1 — HANMI FINANCIAL CORPORATION
     Hanmi Financial Corporation (“Hanmi Financial”, “we” or “our”) is a Delaware corporation that is the holding company for Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended.
     Hanmi Bank, our primary subsidiary, is a commercial bank licensed by the California Department of Financial Institutions. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, up to the applicable limits thereof. The Bank is a member of the Federal Reserve System.
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
     On April 30, 2004, we completed the acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that also served primarily the Korean-American community. As of June 30, 2005, the Bank maintained a branch network of 22 locations, serving individuals and small- to medium-sized businesses in Los Angeles and surrounding areas.
NOTE 2 — BASIS OF PRESENTATION
     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and subsidiary reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods ended June 30, 2005, but are not necessarily indicative of the results that will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America. The interim information should be read in conjunction with our 2004 Annual Report on Form 10-K.
     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2004 Annual Report on Form 10-K. Certain reclassifications were made to the prior periods’ presentation to conform to the current period’s presentation.
     On January 20, 2005, our Board of Directors declared a two-for-one stock split, to be effected in the form of a 100 percent common stock dividend. The new shares were distributed on February 15, 2005 to shareholders of record on the close of business on January 31, 2005. All share and per share amounts for the prior periods have been restated to reflect the stock dividend.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in Thousands; Except Per Share Data)
Net Income – As Reported	$15,038	$7,545	$28,370	$13,931

Add – Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects (Restricted Stock Grant)	55	—	297	—

Deduct – Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards Subject to SFAS No. 123, Net of Related Tax Effects	(350)	(59)	(877)	(210)

Net Income – Pro Forma	$14,743	$7,486	$27,790	$13,721

Earnings Per Share – As Reported:
Basic	$0.30	$0.18	$0.57	$0.39
Diluted	$0.30	$0.18	$0.56	$0.39

Earnings Per Share – Pro Forma:
Basic	$0.30	$0.18	$0.56	$0.39
Diluted	$0.29	$0.17	$0.55	$0.38
     In February 2005, 100,000 shares of restricted stock were granted to Dr. Sung Won Sohn, our Chief Executive Officer. 20,000 of these shares vested immediately, and an additional 20,000 shares will vest each year over the next four years on the anniversary date of the grant. The market value of the shares awarded totaled $1,815,000. The 20,000 shares that vested immediately were recorded as compensation expense and the remaining 80,000 shares were recorded as unearned compensation, a separate component of shareholders’ equity. Unearned compensation is being amortized against income over the four-year vesting period. For the three and six months ended June 30, 2005, compensation expense of $91,000 and $484,000, respectively, was recognized in the consolidated statements of income.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
NOTE 4 — EARNINGS PER SHARE (Continued)
     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended June 30:
2005:
Basic EPS – Income Available to Common Shareholders	$15,038	49,556,926	$0.30
Effect of Dilutive Securities – Options and Warrants	—	656,799	—

Diluted EPS – Income Available to Common Shareholders	$15,038	50,213,725	$0.30

2004:
Basic EPS – Income Available to Common Shareholders	$7,545	42,157,546	$0.18
Effect of Dilutive Securities – Options and Warrants	—	686,166	—

Diluted EPS – Income Available to Common Shareholders	$7,545	42,843,712	$0.18

Six Months Ended June 30:
2005:
Basic EPS – Income Available to Common Shareholders	$28,370	49,508,917	$0.57
Effect of Dilutive Securities – Options and Warrants	—	710,031	(0.01)

Diluted EPS – Income Available to Common Shareholders	$28,370	50,218,948	$0.56

2004:
Basic EPS – Income Available to Common Shareholders	$13,931	35,280,368	$0.39
Effect of Dilutive Securities – Options and Warrants	—	644,430	—

Diluted EPS – Income Available to Common Shareholders	$13,931	35,924,798	$0.39

     For the three and six months ended June 30, 2005, there were 430,554 and 395,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the three and six months ended June 30, 2004, there were 386,500 and 382,500 options outstanding, respectively, that were not included in the computation of diluted EPS.
NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS
     During 2004, the Bank entered into one interest rate swap agreement, wherein the Bank received a fixed rate of 7.29 percent at quarterly intervals, and paid Prime-based floating rates, at quarterly intervals, on a total notional amount of $10.0 million. This swap agreement matures in 2009 and was designated as a cash flow hedge for accounting purposes. During 2003, the Bank entered into four interest rate swap agreements, wherein the Bank received fixed rates of 5.77 percent, 6.37 percent, 6.51 percent and 6.76 percent, at quarterly intervals, and paid Prime-based floating rates, at quarterly intervals, on a total notional amount of $60.0 million. All four of the swap agreements mature in 2008. These swaps were designated as hedges for accounting purposes. As of June 30, 2005, the total notional amount of interest rate swaps was $70.0 million.
     As of June 30, 2005, the fair value of the interest rate swaps was in an unfavorable position of $859,000. A total of ($532,000), net of tax, was included in Other Comprehensive Income. No income related to hedge ineffectiveness was recognized for the six months ended June 30, 2005.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
     In 2004, the Bank offered a certificate of deposit (“CD”) product that pays interest tied to the movement in the Standard & Poor’s 500 Index. The economic characteristics and risks of the embedded option are not clearly and closely related to the CD. Therefore, the embedded option is separated from the CD and accounted for separately in liabilities. As of June 30, 2005, the fair value of the embedded option was $990,000 and the change in the liability during the six months ended June 30, 2005 was $406,000. The change was recognized in earnings.
     To economically hedge the interest risk, the Bank entered into an agreement to purchase an equity swap. As of June 30, 2005, the fair value of the equity swap was $4,000, which was also equal to the change during the year. The change was recognized in earnings.
NOTE 6 — OFF-BALANCE SHEET ARRANGEMENTS
     As part of the Bank’s services to small- and medium-sized business customers, the Bank issues formal loan commitments and letters of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit or standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
     The following table shows the distribution of the Hanmi Bank’s undisbursed loan commitments and letters of credit as of the dates indicated.

	June 30,	December 31,
	2005	2004
	(In Thousands)
Commitments to Extend Credit	$465,482	$367,708
Standby Letters of Credit	40,053	47,901
Commercial Letters of Credit	63,915	49,699
Unused Credit Card Lines	13,731	14,324

Total Undisbursed Loan Commitments and Letters of Credit	$583,181	$479,632

NOTE 7 — CURRENT ACCOUNTING MATTERS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statements of Income. SFAS No. 123R was to be effective as of the beginning of the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule that deferred the required adoption date to the beginning of the first quarter of 2006. We have provided pro forma disclosures under SFAS No. 123 in “Note 3 — Employee Stock-Based Compensation.”

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
NOTE 7 — CURRENT ACCOUNTING MATTERS (Continued)
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements (an Amendment of APB Opinion No. 28).” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006.
NOTE 8 — SUBSEQUENT EVENT
     On July 20, 2005, following a joint regular examination by the Federal Reserve Bank (“FRB”) and the California Department of Financial Institutions, the Bank’s Board of Directors, approved and signed an informal memorandum of understanding (“Memorandum”) in connection with certain deficiencies identified by the regulators relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (the “BSA”) and anti-money laundering regulations. Under the terms of the Memorandum, the Bank must comply in all material respects with the BSA and take certain actions within various timeframes. The Memorandum requires in part that the Bank enhance its written programs designed to ensure and maintain compliance with the BSA and anti-money laundering regulations, improve documentation of its compliance with suspicious activity reporting provisions of applicable regulations and provide regular compliance reports to the regulators. The implementation of these programs will include revisions of the Bank’s policies, processes and procedures, enhancements of the Bank’s system of internal controls for BSA compliance, retention of and support from an increased compliance staff and improved ongoing employee training.
     Management expects additional BSA compliance expenses for the Bank resulting from the Memorandum, although these expenses are not anticipated to have a material financial impact on our financial position or results of operations. The Memorandum may also affect the timing or ability of the Bank or Hanmi Financial to engage in or obtain regulatory approval for certain expansionary activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition for the three and six months ended June 30, 2005. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
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
     We believe the allowance for loan losses and allowance for off-balance sheet items, such as unfunded loan commitments and letters of credit, are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for a description of the methodology used to determine the allowance for loan losses and allowance for off-balance sheet items.
     During the year ended December 31, 2004, the application of SFAS No. 141, “Business Combinations,” to the purchase of Pacific Union Bank (“PUB”) required significant estimates and assumptions. We engaged outside experts including appraisers to assist in estimating the fair values of certain assets acquired, particularly the loan portfolio, core deposit intangible asset and fixed assets. The fair values of financial assets, including the investments portfolio, deposits and borrowings, were estimated by the Bank, using market data regarding securities market prices and interest rates. We also evaluated long-lived assets for impairment and recorded any necessary adjustments. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination,” we recognized liabilities assumed for costs to involuntarily terminate employees of PUB and costs to exit activities of PUB under an exit plan approved by Hanmi Bank’s board of directors.

SELECTED FINANCIAL DATA
     The following tables sets forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended
	June 30,
	2005	2004
	(Dollars in Thousands)
Average Balances:
Average Gross Loans	$2,334,803	$1,909,491
Average Interest-Earning Assets	2,793,143	2,385,167
Average Total Assets	3,168,995	2,669,930
Average Deposits	2,542,886	2,120,450
Average Interest-Bearing Liabilities	1,960,987	1,672,371
Average Shareholders’ Equity	416,465	302,765
Average Tangible Equity (1)	197,080	153,057

Selected Performance Ratios:
Return on Average Total Assets (2) (3)	1.90%	1.14%
Return on Average Shareholders’ Equity (2) (4)	14.48%	10.02%
Return on Average Tangible Equity (2) (5)	30.61%	19.83%
Net Interest Margin (6)	4.89%	4.04%
Average Shareholders’ Equity to Average Total Assets	13.14%	11.34%
Efficiency Ratio (7) (8)	40.30%	57.33%
Dividend Payout Ratio (9)	16.67%	27.78%

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity.

(2)	Calculation based upon annualized net income.

(3)	Net income divided by average total assets.

(4)	Net income divided by average shareholders’ equity.

(5)	Net income divided by average tangible equity.

(6)	Represents net interest income before provision for credit losses as a percentage of average interest-earning assets.

(7)	The efficiency ratio is calculated as the ratio of total non-interest expenses to the sum of net interest income before provision for credit losses and total non-interest income including securities gains and losses.

(8)	Excludes reversal of merger-related expenses totaling $509,000 for the three months ended June 30, 2005.

(9)	Dividends declared per share divided by basic earnings per share.

	As of and for the
	Six Months Ended
	June 30,
	2005	2004
	(Dollars in Thousands;
	Except Per Share Data)
Average Balances:
Average Gross Loans	$2,287,253	$1,592,785
Average Interest-Earning Assets	2,765,114	2,034,382
Average Total Assets	3,136,419	2,220,208
Average Deposits	2,531,123	1,771,622
Average Interest-Bearing Liabilities	1,943,789	1,424,531
Average Shareholders’ Equity	411,270	224,489
Average Tangible Equity (1)	191,159	148,620

Selected Performance Ratios:
Return on Average Total Assets (2) (3)	1.82%	1.26%
Return on Average Shareholders’ Equity (2) (4)	13.91%	12.48%
Return on Average Tangible Equity (2) (5)	29.93%	18.85%
Net Interest Margin (6)	4.80%	4.03%
Average Shareholders’ Equity to Average Total Assets	13.11%	10.11%
Efficiency Ratio (7) (8)	42.28%	53.36%
Dividend Payout Ratio (9)	17.54%	25.64%

Selected Capital Ratios: (10)
Tier 1 Capital to Average Total Assets:
Hanmi Financial	9.65%	9.66%
Hanmi Bank	9.61%	9.57%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	11.22%	10.10%
Hanmi Bank	11.18%	10.02%
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	12.17%	11.18%
Hanmi Bank	12.13%	11.11%
Book Value Per Share (11) (12)	$8.56	$7.65

Selected Asset Quality Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (13)	0.10%	0.21%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.91%	1.06%
Allowance for Loan Losses to Non-Performing Loans	361.6%	281.3%
Non-Performing Assets to Total Assets (14)	0.19%	0.27%

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity.

(2)	Calculation based upon annualized net income.

(3)	Net income divided by average total assets.

(4)	Net income divided by average shareholders’ equity.

(5)	Net income divided by average tangible equity.

(6)	Represents net interest income before provision for credit losses as a percentage of average interest-earning assets.

(7)	The efficiency ratio is calculated as the ratio of total non-interest expenses to the sum of net interest income before provision for credit losses and total non-interest income including securities gains and losses.

(8)	Excludes reversal of merger-related expenses totaling $509,000 for the six months ended June 30, 2005.

(9)	Dividends declared per share divided by basic earnings per share.

(10)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 5 percent leverage capital, 6 percent Tier 1 risk-based capital and 10 percent total risk-based capital.

(11)	2004 book value per share has been restated for a 100 percent stock dividend declared in January 2005.

(12)	Shareholders’ equity divided by common shares outstanding.

(13)	Calculation based upon annualized net loan charge-offs.

(14)	Non-performing assets consist of non-performing loans (non-accrual loans, loans past due 90 days or more and restructured loans where the terms of repayment have been renegotiated and resulted in a reduction or deferral of interest or principal) and other real estate owned.

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
RESULTS OF OPERATIONS
Overview
     On April 30, 2004, we completed the merger with Pacific Union Bank (“PUB”). As a result, operating results for the three and six months ended June 30, 2004 include only two months of results following the merger with PUB. Operating results reflect the resulting increase in average total assets from $2.67 billion and $2.22 billion in the three and six month periods ended June 30, 2004, respectively, to $3.17 billion and $3.14 billion in the three and six month periods ended June 30, 2005, respectively.
     For the three months ended June 30, 2005, net income was $15.0 million, or $0.30 per diluted share, compared to $7.5 million, or $0.18 per diluted share, for the three months ended June 30, 2004. The 99.3 percent increase in net income for 2005 as compared to 2004 was primarily due to an increase of 85 basis points in the net interest margin, the acquisition of PUB and asset growth subsequent to the acquisition of PUB. Net interest income before provision for credit losses increased $10.1 million, or 42.0 percent, due to ongoing growth in the loan portfolio as well as the newly acquired interest-earning assets from PUB. Non-interest income increased by $440,000, or 6.3 percent, due to a 12.5 percent increase in services charges and fees and an increase in the fair value of derivatives, partially offset by a 93.3 percent decrease in gain on sales of loans. Non-interest expenses decreased by $1.6 million, or 8.7 percent, due to one-time merger-related expenses in the prior year. The annualized return on average assets was 1.90 percent for the three months ended June 30, 2005, compared to an annualized return on average assets of 1.14 percent for the same period of 2004, an increase of 76 basis points. The annualized return on average shareholders’ equity was 14.48 percent for the three months ended June 30, 2005, and the annualized return on average tangible equity was 30.61 percent, compared to 10.02 percent and 19.83 percent, respectively, for the same period in 2004.
     For the six months ended June 30, 2005, net income was $28.4 million, or $0.56 per diluted share, compared to $13.9 million, or $0.39 per diluted share, for the six months ended June 30, 2004. The 103.6 percent increase in net income for 2005 as compared to 2004 was primarily due to an increase of 77 basis points in the net interest margin, the acquisition of PUB and asset growth subsequent to the acquisition of PUB. Net interest income before provision for credit losses increased $25.0 million, or 61.2 percent, due to ongoing growth in the loan portfolio as well as the newly acquired interest-earning assets from PUB. Non-interest income increased by $3.0 million, or 25.5 percent, mainly due to an increase in service charges on deposit accounts. Non-interest expenses increased by $5.5 million, or 19.5 percent, due to the additional salaries and employee benefits, occupancy, professional fees, data processing and core deposit intangible amortization expenses incurred following the merger, offset by decreased merger-related expenses. The annualized return on average assets was 1.82 percent for the six months ended June 30, 2005, compared to an annualized return on average assets of 1.26 percent for the same period of 2004, an increase of 56 basis points. The annualized return on average shareholders’ equity was 13.91 percent for the six months ended June 30, 2005, and the annualized return on average tangible equity was 29.93 percent, compared to 12.48 percent and 18.85 percent, respectively, for the same period in 2004.
     Return on average tangible equity is supplemental financial information determined by a method other than in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. Banking and financial institution regulators also exclude goodwill and intangibles from shareholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Average Shareholders’ Equity	$416,465	$302,765	$411,270	$224,489
Less Average Goodwill and Core Deposit Intangible	(219,385)	(149,708)	(220,111)	(75,869)

Average Tangible Equity	$197,080	$153,057	$191,159	$148,620

Return on Average Shareholders’ Equity	14.48%	10.02%	13.91%	12.48%
Effect of Average Goodwill and Core Deposit Intangible	16.13%	9.81%	16.02%	6.37%

Return on Average Tangible Equity	30.61%	19.83%	29.93%	18.85%

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
     For the three months ended June 30, 2005, net interest income before provision for credit losses was $34.0 million. This represented an increase of $10.1 million, or 42.0 percent, over net interest income before provision for credit losses of $24.0 million for the three months ended June 30, 2004. The interest rate spread increased to 4.07 percent for the three months ended June 30, 2005, from 3.50 percent for the same period in 2004. The change was mainly due to an increase in rates received on loans and investments as our prime rate and the Wall Street Journal prime rate both increased by a total of 50 basis points during the second quarter. Approximately 86.0 percent of our loan portfolio is tied to the Wall Street Journal prime rate or our prime rate. We also emphasized spread income and disposed of certain low yielding assets in the first and second quarters of 2004 and reinvested the proceeds from the amortization of our investment portfolio into loan production. Average loans outstanding increased from 80.1 percent of average interest-earning assets in the second quarter of 2004 to 83.6 percent of average interest-earning assets in the second quarter of 2005. The net interest margin also increased by 85 basis points to 4.89 percent for the three months ended June 30, 2005, from 4.04 percent for the same period in 2004, due to an increase in the volume of interest-earning assets with higher interest rates.
     For the six months ended June 30, 2005, net interest income before provision for credit losses was $65.8 million. This represented an increase of $25.0 million, or 61.2 percent, over net interest income before provision for credit losses of $40.8 million for the six months ended June 30, 2004. The interest rate spread increased to 4.03 percent for the six months ended June 30, 2005, from 3.49 percent for the same period in 2004. The change was mainly due to an increase in rates received on loans and investments as we increased our prime rate by a total of 100 basis points during the first half of 2005. We also emphasized spread income and disposed of certain low yielding assets in the first and second quarters of 2004 and reinvested the proceeds from the amortization of our investment portfolio into loan production. Average loans outstanding increased from 78.3 percent of average interest-earning assets in the first half of 2004 to 82.7 percent of average interest-earning assets in the first half of 2005. The net interest margin also increased by 77 basis points to 4.80 percent for the six months ended June 30, 2005, from 4.03 percent for the same period in 2004, due to an increase in the volume of interest-earning assets with higher interest rates.
     Total interest income increased $16.0 million, or 51.0 percent, to $47.5 million for the three months ended June 30, 2005, from $31.5 million for the three months ended June 30, 2004. The increase was the result of a yield increase of 152 basis points on average interest-earning assets and an increase in average interest-earning assets of $408.0 million, or 17.1 percent, to $2.79 billion, compared to $2.39 billion a year ago. Total interest income increased $37.1 million, or 69.4 percent, to $90.6 million for the six months ended June 30, 2005, from $53.5 million for the six months ended June 30, 2004. The increase was the result of a yield increase of 132 basis points on average interest-earning assets and an increase in average interest-earning assets of $730.7 million, or 35.9 percent, to $2.77 billion, compared to $2.03 billion a year ago.

     Total interest expense increased $6.0 million, or 79.9 percent, to $13.5 million for the three months ended June 30, 2005, from $7.5 million for the three months ended June 30, 2004. The increase reflects an increase in average interest-bearing liabilities and higher interest rates paid to depositors. Average interest-bearing liabilities increased by $288.6 million, or 17.3 percent, to $1.96 billion, compared to $1.67 billion a year ago. The cost of average interest-bearing liabilities increased to 2.75 percent for the three months ended June 30, 2005, compared to 1.80 percent for the same period in 2004. Total interest expense increased $12.2 million, or 96.1 percent, to $24.8 million for the six months ended June 30, 2005, from $12.7 million for the six months ended June 30, 2004. The increase reflects an increase in interest-bearing liabilities and higher interest rates paid to depositors. Average interest-bearing liabilities increased by $519.3 million, or 36.5 percent, to $1.94 billion, compared to $1.42 billion a year ago. The cost of average interest-bearing liabilities increased to 2.57 percent for the six months ended June 30, 2005, compared to 1.79 percent for the same period in 2004.
     The following tables present the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2005			June 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in Thousands)
Assets
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$2,334,803	$42,650	7.33%	$1,909,491	$26,984	5.68%
Municipal Securities (2)	73,223	780	6.57%	70,101	737	6.51%
Obligations of Other U.S. Government Agencies	97,953	933	3.82%	96,901	872	3.62%
Other Debt Securities	246,536	2,690	4.38%	274,190	2,568	3.77%
Equity Securities	23,618	330	5.60%	15,453	247	6.43%
Federal Funds Sold	16,941	123	2.91%	19,031	50	1.06%
Interest-Earning Deposits	69	1	3.57%	—	—	—

Total Interest-Earning Assets	2,793,143	47,507	6.82%	2,385,167	31,458	5.30%

Non-Interest-Earning Assets:
Cash and Cash Equivalents	90,351			79,118
Allowance for Loan Losses	(22,271)			(20,246)
Premises and Equipment, Net	20,877			13,820
Accrued Interest Receivable	12,448			8,260
Other Assets	274,447			203,811

Total Non-Interest-Earning Assets	375,852			284,763

Total Assets	$3,168,995			$2,669,930

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$539,229	3,084	2.29%	$430,468	1,720	1.61%
Savings	143,948	548	1.53%	131,049	404	1.24%
Time Deposits of $100,000 or More	875,297	6,423	2.94%	612,487	2,554	1.68%
Other Time Deposits	225,961	1,290	2.29%	260,802	1,238	1.91%
Other Borrowed Funds	176,552	2,117	4.81%	237,565	1,568	2.65%

Total Interest-Bearing Liabilities	1,960,987	13,462	2.75%	1,672,371	7,484	1.80%

Non-Interest-Bearing Liabilities:
Demand Deposits	758,451			685,644
Other Liabilities	33,092			9,150

Total Non-Interest-Bearing Liabilities	791,543			694,794

Total Liabilities	2,752,530			2,367,165
Shareholders’ Equity	416,465			302,765

Total Liabilities and Shareholders’ Equity	$3,168,995			$2,669,930

Net Interest Income		$34,045			$23,974

Net Interest Spread (3)			4.07%			3.50%

Net Interest Margin (4)			4.89%			4.04%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.7 million and $1.6 million for the three months ended June 30, 2005 and 2004, respectively.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis using a rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2005			June 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in Thousands)
Assets
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$2,287,253	$80,725	7.12%	$1,592,785	$45,164	5.70%
Municipal Securities (2)	73,634	1,556	6.56%	68,069	1,446	6.57%
Obligations of Other U.S. Government Agencies	97,090	1,867	3.88%	86,684	1,549	3.59%
Other Debt Securities	248,511	5,355	4.35%	259,918	4,888	3.78%
Equity Securities	22,794	603	5.33%	12,906	334	5.20%
Federal Funds Sold	35,797	458	2.58%	13,542	72	1.07%
Interest-Earning Deposits	35	1	1.79%	478	3	1.26%

Total Interest-Earning Assets	2,765,114	90,565	6.60%	2,034,382	53,456	5.28%

Non-Interest-Earning Assets:
Cash and Cash Equivalents	87,520			95,133
Allowance for Loan Losses	(22,499)			(16,346)
Premises and Equipment, Net	20,586			15,777
Accrued Interest Receivable	11,781			8,850
Other Assets	273,917			82,412

Total Non-Interest-Earning Assets	371,305			185,826

Total Assets	$3,136,419			$2,220,208

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$565,574	6,092	2.17%	$345,575	2,730	1.59%
Savings	147,087	1,104	1.51%	112,382	722	1.29%
Time Deposits of $100,000 or More	836,435	11,425	2.75%	506,187	4,302	1.71%
Other Time Deposits	230,287	2,535	2.22%	249,840	2,438	1.96%
Other Borrowed Funds	164,406	3,653	4.48%	210,547	2,462	2.35%

Total Interest-Bearing Liabilities	1,943,789	24,809	2.57%	1,424,531	12,654	1.79%

Non-Interest-Bearing Liabilities:
Demand Deposits	751,740			557,638
Other Liabilities	29,620			13,550

Total Non-Interest-Bearing Liabilities	781,360			571,188

Total Liabilities	2,725,149			1,995,719
Shareholders’ Equity	411,270			224,489

Total Liabilities and Shareholders’ Equity	$3,136,419			$2,220,208

Net Interest Income		$65,756			$40,802

Net Interest Spread (3)			4.03%			3.49%

Net Interest Margin (4)			4.80%			4.03%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $3.0 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis using a rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

     The following tables show changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three Months Ended
	June 30, 2005 vs. 2004
	Increases (Decreases)
	Due to Change in
	Volume	Rate	Total
		(In Thousands)
Interest Income:
Gross Loans, Net of Deferred Loan Fees	$6,753	$8,913	$15,666
Municipal Securities	31	12	43
Obligations of Other U.S. Government Agencies	9	52	61
Other Debt Securities	(279)	401	122
Equity Securities	117	(34)	83
Federal Funds Sold	(7)	80	73
Interest-Earning Deposits	(1)	2	1

Total Interest Income	6,623	9,426	16,049

Interest Expense:
Money Market Checking	503	861	1,364
Savings	42	102	144
Time Deposits of $100,000 or More	1,397	2,472	3,869
Other Time Deposits	(180)	232	52
Other Borrowed Funds	(484)	1,033	549

Total Interest Expense	1,278	4,700	5,978

Change in Net Interest Income	$5,345	$4,726	$10,071

	Six Months Ended
	June 30, 2005 vs. 2004
	Increases (Decreases)
	Due to Change in
	Volume	Rate	Total
		(In Thousands)
Interest Income:
Gross Loans, Net of Deferred Loan Fees	$22,822	$12,739	$35,561
Municipal Securities	122	(12)	110
Obligations of Other U.S. Government Agencies	196	122	318
Other Debt Securities	(218)	685	467
Equity Securities	261	8	269
Federal Funds Sold	208	178	386
Interest-Earning Deposits	(7)	5	(2)

Total Interest Income	23,384	13,725	37,109

Interest Expense:
Money Market Checking	2,142	1,220	3,362
Savings	248	134	382
Time Deposits of $100,000 or More	3,689	3,434	7,123
Other Time Deposits	(197)	294	97
Other Borrowed Funds	(632)	1,823	1,191

Total Interest Expense	5,250	6,905	12,155

Change in Net Interest Income	$18,134	$6,820	$24,954

Provision for Credit Losses
     Provisions to the allowance for loan losses and allowance for off-balance sheet items, such as unfunded loan commitments and letters of credit, are made at least quarterly, in anticipation of probable loan losses. The provision is based on the allowance need, which is calculated using a formula designed to provide adequate allowances for anticipated losses and allowance for off-balance sheet items. See “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” section below for further discussion on methodologies used to determine the allowance for loan losses and allowance for off-balance sheet items.
     For the three months ended June 30, 2005, the provision for credit losses was $450,000, compared to $850,000 for the three months ended June 30, 2004, a decrease of 47.1 percent. For the three months ended June 30, 2005, net charge-offs were $1.0 million, compared to $81,000 net charge-offs in the first quarter of 2005 and $211,000 net recoveries in the second quarter of 2004. The level of non-performing loans remained substantially unchanged during 2005, as the balances were $6.0 million at December 31, 2004 and $6.1 million at June 30, 2005.
     For the six months ended June 30, 2005, the provision for credit losses was $586,000, compared to $1.8 million for the six months ended June 30, 2004, a decrease of 66.5 percent. The decrease in the provision was caused by the low level of net charge-offs in recent quarters, which caused historical loss percentages to decrease. For the six months ended June 30, 2005, net charge-offs were $1.1 million, compared to $1.6 million net charge-offs for the six months ended June 30, 2004.
Non-Interest Income
     The following tables set forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Service Charges on Deposit Accounts	$3,868	$3,524	$344	9.8%
Trade Finance Fees	1,036	1,030	6	0.6%
Remittance Fees	550	436	114	26.1%
Other Service Charges and Fees	789	560	229	40.9%
Bank-Owned Life Insurance Income	210	183	27	14.8%
Increase in Fair Value of Derivatives	370	(57)	427	(749.1%)
Other Income	554	492	62	12.6%
Gain on Sales of Loans	56	833	(777)	(93.3%)
Gain on Sales of Securities Available for Sale	14	6	8	133.3%

Total Non-Interest Income	$7,447	$7,007	$440	6.3%

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Service Charges on Deposit Accounts	$7,598	$6,191	$1,407	22.7%
Trade Finance Fees	1,981	1,835	146	8.0%
Remittance Fees	1,018	693	325	46.9%
Other Service Charges and Fees	1,519	821	698	85.0%
Bank-Owned Life Insurance Income	415	297	118	39.7%
Increase in Fair Value of Derivatives	789	23	766	3,330.4%
Other Income	1,175	741	434	58.6%
Gain on Sales of Loans	364	1,302	(938)	(72.0%)
Gain on Sales of Securities Available for Sale	96	9	87	966.7%

Total Non-Interest Income	$14,955	$11,912	$3,043	25.5%

     Non-interest income is earned from three major sources: service charges on deposit accounts, fees generated from international trade finance and gain on sales of loans. For the three and six months ended June 30, 2005, non-interest income was $7.4 million and $15.0 million, respectively, an increase of $440,000, or 6.3 percent, and $3.0 million, or 25.5 percent, respectively, from $7.0 million and $11.9 million, respectively, for the three and six months ended June 30, 2004. The overall increase in non-interest income is due to the higher deposit volume and number of accounts resulting from the PUB merger, which closed on April 30, 2004.
     Service charges on deposit accounts increased by $344,000, or 9.8 percent, and $1.4 million, or 22.7 percent, respectively, from $3.5 million and $6.2 million, respectively, for the three and six months ended June 30, 2004 to $3.9 million and $7.6 million, respectively, for three and six months ended June 30, 2005. Service charge income on deposit accounts increased with the higher deposit volume and number of accounts resulting from the PUB merger. Average deposits increased by $422.4 million, or 19.9 percent, and $759.5 million, or 42.9 percent, respectively, from $2.12 billion and $1.77 billion, respectively, for the three and six months ended June 30, 2004 to $2.54 billion and $2.53 billion, respectively, for three and six months ended June 30, 2005. Service charges are constantly reviewed to maximize service charge income while still maintaining a competitive position.
     The changes in the fair value of derivatives increased by $427,000 and $766,000, respectively, from ($57,000) and $23,000, respectively, for the three and six months ended June 30, 2004 to $370,000 and $789,000, respectively, for three and six months ended June 30, 2005. This change was caused by an increase in the value of a swap used to economically hedge certificate of deposit interest that is tied to movements in the Standard & Poor’s (“S&P”) 500 Index. The increase is attributable to changes in five-year fixed interest rates, which the Bank pays in exchange for fluctuations in the value of the S&P 500 Index.
     Gain on sales of loans decreased by $777,000, or 93.3 percent, and $938,000, or 72.0 percent, respectively, from $833,000 and $1.3 million, respectively, for the three and six months ended June 30, 2004 to $56,000 and $364,000, respectively, for three and six months ended June 30, 2005. The decrease in gain on sales of loans resulted from decreased sales activity in SBA loans due to more loans being held in portfolio. The guaranteed portion of certain SBA loans is sold in the secondary markets with servicing rights retained.
     Other income increased by $62,000, or 12.6 percent, and $434,000, or 58.6 percent, respectively, from $492,000 and $741,000, respectively, for the three and six months ended June 30, 2004 to $554,000 and $1.2 million, respectively, for three and six months ended June 30, 2005. The increase in other income was due to increases in credit card fee income and sales commissions from mutual funds and insurance products.
Non-Interest Expenses
     The following tables set forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Salaries and Employee Benefits	$8,545	$7,924	$621	7.8%
Occupancy and Equipment	2,171	2,132	39	1.8%
Data Processing	1,245	1,064	181	17.0%
Supplies and Communications	729	621	108	17.4%
Professional Fees	560	613	(53)	(8.6%)
Advertising and Promotional Expense	563	878	(315)	(35.9%)
Amortization of Core Deposit Intangible	714	469	245	52.2%
Decrease in Fair Value of Embedded Option	2	—	2	—
Other Operating Expense	2,192	2,333	(141)	(6.0%)
Merger-Related Expenses	(509)	1,728	(2,237)	(129.5%)

Total Non-Interest Expenses	$16,212	$17,762	$(1,550)	(8.7%)

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Salaries and Employee Benefits	$17,712	$13,574	$4,138	30.5%
Occupancy and Equipment	4,402	3,517	885	25.2%
Data Processing	2,410	1,884	526	27.9%
Supplies and Communications	1,308	978	330	33.7%
Professional Fees	1,039	883	156	17.7%
Advertising and Promotional Expense	1,257	1,423	(166)	(11.7%)
Amortization of Core Deposit Intangible	1,446	499	947	189.8%
Decrease in Fair Value of Embedded Option	575	—	575	—
Other Operating Expense	3,977	3,640	337	9.3%
Merger-Related Expenses	(509)	1,728	(2,237)	(129.5%)

Total Non-Interest Expenses	$33,617	$28,126	$5,491	19.5%

     For the three and six months ended June 30, 2005, non-interest expenses were $16.2 million and $33.6 million, respectively, a decrease of $1.6 million, or 8.7 percent, and an increase of $5.5 million, or 19.5 percent, respectively, from $17.8 million and $28.1 million, respectively, for the three and six months ended June 30, 2004. These fluctuations were primarily due to the PUB merger, which closed on April 30, 2004.
     Salaries and employee benefits expenses increased by $621,000, or 7.8 percent, and $4.1 million, or 30.5 percent, respectively, from $7.9 million and $13.6 million, respectively, for the three and six months ended June 30, 2004 to $8.5 million and $17.7 million, respectively, for three and six months ended June 30, 2005. The increase was due to an increase in the number of employees following the acquisition of PUB and increases in bonus accruals of $700,000 and $1.6 million for the three and six months ended June 30, 2005.
     Occupancy and equipment expenses increased by $39,000, or 1.8 percent, and $885,000, or 25.2 percent, respectively, from $2.1 million and $3.5 million, respectively, for the three and six months ended June 30, 2004 to $2.2 million and $4.4 million, respectively, for three and six months ended June 30, 2005. This increase was due to the acquisition of twelve former PUB branches.
     Data processing expense increased by $181,000, or 17.0 percent, and $526,000, or 27.9 percent, respectively, from $1.1 million and $1.9 million, respectively, for the three and six months ended June 30, 2004 to $1.2 million and $2.4 million, respectively, for three and six months ended June 30, 2005. The additional expense was incurred mainly due to an increase in loan and deposits volume related to the acquisition.
     Core deposit premium amortization increased by $245,000, or 52.2 percent, and $947,000, or 189.8 percent, respectively, from $469,000 and $499,000, respectively, for the three and six months ended June 30, 2004 to $714,000 and $1.4 million, respectively, for three and six months ended June 30, 2005. The increase is attributable to the core deposits acquired from PUB.
     For the three and six months ended June 30, 2005, merger-related expenses were a credit of $509,000, compared to $1.7 million for the three and six months ended June 30, 2004, a decrease of 129.5 percent. The $509,000 credit in merger-related expenses for the three and six months ended June 30, 2005 was due to the reversal of restructuring reserves that were no longer needed.
Provision for Income Taxes
     For the three and six months ended June 30, 2005, we recognized provisions for income taxes of $9.8 million and $18.1 million, respectively, on net income before tax of $24.8 million and $46.5 million, respectively, representing an effective tax rate of 39.44 percent and 39.00 percent, respectively. The tax rate for the three- and six-month periods ended June 30, 2004 was 39.00 percent.

FINANCIAL CONDITION
Summary of Changes in Balance Sheets — June 30, 2005 Compared to December 31, 2004
     As of June 30, 2005, total assets were $3.25 billion, an increase of $147.6 million, or 4.8 percent, from the December 31, 2004 balance of $3.10 billion. The increase in assets was mainly funded by deposits, which increased by $31.2 million, or 1.2 percent, to $2.56 billion at June 30, 2005 from $2.53 billion at December 31, 2004, and additional borrowings, which increased by $78.4 million, or 113.1 percent, to $147.6 million at June 30, 2005 from $69.3 million at December 31, 2004. Loans increased by $169.2 million, or 7.6 percent, to $2.40 billion at June 30, 2005 from $2.23 billion at December 31, 2004. Investment securities decreased $7.1 million, or 1.7 percent, to $411.8 million at June 30, 2005 from $419.0 million at December 31, 2004.
Investment Securities
     Securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity securities.” All other securities are classified as “available for sale.” There were no trading securities at June 30, 2005. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of U.S. agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.
     As of June 30, 2005, held to maturity securities totaled $1.1 million and available for sale securities totaled $410.8 million, compared to $1.1 million and $417.9 million, respectively, at December 31, 2004.

	June 30, 2005			December 31, 2004
			Unrealized			Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
			(In Thousands)
Held to Maturity:
Municipal Bonds	$692	$692	$—	$691	$691	$—
Mortgage-Backed Securities	371	377	6	399	402	3

Total Held to Maturity	$1,063	$1,069	$6	$1,090	$1,093	$3

Available for Sale:
Mortgage-Backed Securities	$144,235	$144,312	$77	$148,706	$149,174	$468
U.S. Government Agency Securities	94,511	94,258	(253)	89,345	89,677	332
Collateralized Mortgage Obligations	84,967	84,163	(804)	93,172	92,539	(633)
Municipal Bonds	72,245	74,599	2,354	71,771	73,616	1,845
Corporate Bonds	8,308	8,330	22	8,380	8,444	64
Other Securities	5,111	5,116	5	4,437	4,433	(4)

Total Available for Sale	$409,377	$410,778	$1,401	$415,811	$417,883	$2,072

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer at June 30, 2005 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at June 30, 2005. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2005 are not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2005 are warranted.

     The following table summarizes the maturity and/or repricing schedule for investment securities and their weighted-average yield as of June 30, 2005:

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Dollars in Thousands)
Mortgage-Backed Securities (1)	$63,216	4.30%	$48,950	4.65%	$27,266	4.76%	$5,251	3.97%
Obligations of Other U.S. Government Agencies	72,430	3.72%	21,828	3.82%	—	—	—	3.72%
Collateralized Mortgage Obligations (1)	19,405	3.92%	57,310	4.33%	7,448	3.99%	—	—
Obligations of State and Local Political Subdivisions (2)	532	7.05%	1,484	4.82%	5,214	5.75%	68,061	6.38%
Corporate Bonds	—	—	8,330	4.38%	—	—	—	—
Other Securities	5,116	6.48%	—	—	—	—	—	—

	$160,699	4.07%	$137,902	4.37%	$39,928	4.75%	$73,312	6.29%

(1)	Collateralized mortgage obligations and mortgage-backed securities have contractual maturities through 2034. The above table is based on the expected prepayment schedule.

(2)	The yield on obligations of state and local political subdivisions has been computed on a tax-equivalent basis, using an effective marginal rate of 32 percent.
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
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$726,977	$783,539	$(56,562)	(7.2%)
Construction	124,466	92,521	31,945	34.5%
Residential Property	83,346	80,786	2,560	3.2%

Total Real Estate Loans	934,789	956,846	(22,057)	(2.3%)

Commercial and Industrial Loans:
Commercial Term Loans	884,115	754,108	130,007	17.2%
Commercial Lines of Credit	243,186	201,940	41,246	20.4%
SBA Loans (1)	179,590	166,285	13,305	8.0%
International Loans	101,577	95,936	5,641	5.9%

Total Commercial and Industrial Loans	1,408,468	1,218,269	190,199	15.6%

Consumer Loans	87,287	87,526	(239)	(0.3%)

Total Loans — Gross	2,430,544	2,262,641	167,903	7.4%
Deferred Loan Fees	(4,459)	(5,097)	638	(12.5%)
Allowance for Loan Losses	(22,049)	(22,702)	653	(2.9%)

Net Loans Receivable	$2,404,036	$2,234,842	$169,194	7.6%

(1)	Amount includes loans held for sale, at the lower of cost or market, of $875,000 and $3.9 million at June 30, 2005 and December 31, 2004, respectively.

     At June 30, 2005 and December 31, 2004, loans, net of deferred loan fees and allowance for loan losses, totaled $2.40 billion and $2.23 billion, respectively. Real estate loans, composed of commercial property, residential property and construction loans, decreased $22.1 million, or 2.3 percent, to $934.8 million at June 30, 2005 from $956.8 million at December 31, 2004. The decrease in the real estate loan portfolio reflects management’s emphasis on controlling exposure to a concentration in commercial real estate loans.
     Total commercial and industrial loans, composed of commercial term loans and lines of credit, trade financing and SBA loans, were $1.41 billion at June 30, 2005, which represented an increase of $190.2 million, or 15.6 percent, from $1.22 billion at December 31, 2004. The increase was primarily due to growth in commercial term loans and commercial lines of credit.
     Consumer loans decreased $239,000, or 0.3 percent, to $87.3 million at June 30, 2005 from $87.5 million at December 31, 2004.
     As of June 30, 2005, there were $252.9 million of loans outstanding, or 10.41 percent of total gross loans outstanding, to borrowers who were involved in property leasing, primarily commercial real estate. There was no other concentration of loans to any one type of industry exceeding 10 percent of total gross loans.
Non-Performing Assets
     Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are generally placed on non-accrual status when they become 90 days past due unless management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower eventually will overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.
     Management’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan; at this point, we stop recognizing income from the interest on the loan and reverse any uncollected interest that had been accrued but unpaid. These loans may or may not be collateralized, but collection efforts are continuously pursued.
     The table below shows the composition of non-performing assets as of the dates indicated.

	June 30,	December 31,	Increase/(Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Non-Accrual Loans	$5,688	$5,806	$(118)	(2.0%)
Loans 90 Days or More Past Due and Still Accruing	409	208	201	96.6%

Total Non-Performing Loans	6,097	6,014	83	1.4%
Other Real Estate Owned	—	—	—	—

Total Non-Performing Assets	$6,097	$6,014	$83	1.4%

     At June 30, 2005, accruing loans 90 days past due or more were $409,000, an increase of $201,000 from $208,000 at December 31, 2004. Non-accrual loans were $5.7 million at June 30, 2005, a decrease of $118,000 compared to $5.8 million at December 31, 2004. The decrease was due to $177,000 of payments received on non-accrual loans and $3.4 million of loans returned to performing status, partially offset by $3.5 million of loans migrating to non-performing status.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     The allowance for loan losses and allowance for off-balance sheet items, such as unfunded loan commitments and letters of credit, are maintained at levels that management believes are adequate to absorb probable loan losses inherent in various financial instruments. The adequacy of both allowances is determined through periodic evaluations of the loan portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.
     On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the allowance for loan losses and allowance for off-balance sheet items. Our loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e., “pass,” “special mention,” “substandard” and “doubtful”) for each loan type, except consumer loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.
     As of June 30, 2005, the allowance for loan losses was $22.0 million, a decrease of $653,000, or 2.9 percent, compared to $22.7 million at December 31, 2004. The decrease in the allowance for loan losses was caused by the low level of net charge-offs in recent quarters, which caused historical loss percentages to decrease. As of June 30, 2005, the allowance for off-balance sheet items was $1.9 million, an increase of $136,000, or 7.6 percent, compared to $1.8 million at December 31, 2004.
     The loan loss estimation is based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan-related or policy-related issues.

     We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the foregoing analysis, taking into account management’s judgment. This methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of June 30, 2005.

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,
	2005	2005	2004
		(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$22,621	$22,702	$22,150

Actual Charge-Offs	(2,378)	(603)	(1,040)
Recoveries on Loans Previously Charged Off	1,356	522	435

Net Loan Charge-Offs	(1,022)	(81)	(605)

Provision Charged to Operating Expenses	450	—	1,157

Balance at End of Period	$22,049	$22,621	$22,702

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$1,936	$1,800	$1,800
Provision Charged to Operating Expenses	—	136	—

Balance at End of Period	$1,936	$1,936	$1,800

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.18%	0.01%	0.11%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.17%	0.01%	0.11%
Allowance for Loan Losses to Average Total Gross Loans	0.94%	1.01%	1.00%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.91%	1.00%	1.00%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	18.59%	1.45%	10.60%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	227.11%	—	52.29%
Allowance for Loan Losses to Non-Performing Loans	361.64%	327.94%	377.49%

Balances:
Average Total Gross Loans Outstanding During Period	$2,334,803	$2,239,174	$2,269,170
Total Gross Loans Outstanding at End of Period	$2,430,544	$2,257,267	$2,262,641
Non-Performing Loans at End of Period	$6,097	$6,898	$6,014

(1)	Net loan charge-offs annualized to calculate the ratios.

	As of and for the
	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$22,702	$13,349

Allowance for Loan Losses – PUB Acquisition	—	10,566

Actual Charge-Offs	(2,981)	(2,837)
Recoveries on Loans Previously Charged Off	1,878	1,195

Net Loan Charge-Offs	(1,103)	(1,642)

Provision Charged to Operating Expenses	450	1,335

Balance at End of Period	$22,049	$23,608

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$1,800	$1,385
Provision Charged to Operating Expenses	136	415

Balance at End of Period	$1,936	$1,800

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.10%	0.21%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.10%	0.15%
Allowance for Loan Losses to Average Total Gross Loans	0.96%	1.48%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.91%	1.06%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	10.09%	13.99%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	245.11%	123.00%
Allowance for Loan Losses to Non-Performing Loans	361.64%	281.35%

Balances:
Average Total Gross Loans Outstanding During Period	$2,287,253	$1,592,785
Total Gross Loans Outstanding at End of Period	$2,430,544	$2,228,257
Non-Performing Loans at End of Period	$6,097	$8,391

(1)	Net loan charge-offs annualized to calculate the ratios.
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
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Deposits:
Non-Interest-Bearing	$757,482	$729,583	$27,899	3.8%
Interest-Bearing:
Money Market Checking	518,893	613,662	(94,769)	(15.4%)
Savings	141,440	153,862	(12,422)	(8.1%)
Time Deposits of $100,000 or More	916,212	756,580	159,632	21.1%
Other Time Deposits	225,950	275,120	(49,170)	(17.9%)

Total Deposits	$2,559,977	$2,528,807	$31,170	1.2%

     Core deposits (defined as demand, money market checking and savings deposits) decreased $79.3 million, or 5.3 percent, to $1.42 billion at June 30, 2005 from $1.50 billion at December 31, 2004. The $27.9 million increase in non-interest-bearing deposits was due to continued efforts to increase the net interest margin by changing the deposit composition mix between interest-bearing and non-interest-bearing accounts.
Borrowings
     Borrowings consist of advances from the Federal Home Loan Bank of San Francisco (“FHLB”), overnight federal funds and junior subordinated debentures associated with trust preferred securities.
     At June 30, 2005 and December 31, 2004, advances from the FHLB were $100.7 million and $66.4 million, respectively. Junior subordinated debentures totaled $82.4 million at June 30, 2005 and December 31, 2004. Among the total borrowings, as of June 30, 2005, short-term borrowings with a remaining maturity of less than one year were $98.9 million, and the weighted-average interest rate thereon was 3.40 percent.
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
     At June 30, 2005, short-term investments totaled 3.7 percent of total assets, compared to 4.8 percent at December 31, 2004. Core deposits, expressed as a percentage of total assets, decreased slightly to 38.5 percent at June 30, 2005 from 41.1 percent at December 31, 2004, while short-term non-core funding as a percentage of total assets increased to 37.6 percent at June 30, 2005 from 33.2 percent at December 31, 2004. The ratio of short-term investments to short-term non-core funding decreased slightly to 21.5 percent at June 30, 2005 from 22.6 percent at December 31, 2004. Off-balance sheet items, primarily unused credit lines, as a percentage of total assets increased to 16.8 percent at June 30, 2005 from 15.0 percent at December 31, 2004.
     The Bank saw a drop-off in the demand for loans at the beginning of the first quarter of 2005, but the demand for loans increased toward the end of the first quarter and continued through the second quarter of 2005. Net loans as a percentage of total assets increased to 74.1 percent at June 30, 2005 from 71.9 percent at December 31, 2004.
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total shareholders’ equity was $424.8 million at June 30, 2005, which represented an increase of $24.9 million, or 6.2 percent, over total shareholders’ equity of $399.9 million at December 31, 2004.

     The regulatory agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4.0 percent. In addition to the risk-based guidelines, regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio, of 4.0 percent. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio is 3.0 percent. In addition to these uniform risk-based capital guidelines that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
     At June 30, 2005, Hanmi Financial’s Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $285.1 million. This represented an increase of $28.0 million, or 10.9 percent, over Tier 1 capital of $257.1 million at December 31, 2004. The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of June 30, 2005:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$309,133	12.17%	$203,238	8.00%	N/A	N/A
Hanmi Bank	$307,517	12.13%	$202,819	8.00%	$253,524	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$285,146	11.22%	$101,619	4.00%	N/A	N/A
Hanmi Bank	$283,530	11.18%	$101,410	4.00%	$152,114	6.00%
Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$285,146	9.65%	$118,220	4.00%	N/A	N/A
Hanmi Bank	$283,530	9.61%	$117,991	4.00%	$147,488	5.00%
Dividends
     On June 17, 2005, we declared a quarterly cash dividend of $0.05 per common share for the second quarter of 2005. The dividend was paid on July 19, 2005. Future dividend payments are subject to the future earnings and legal requirements and the discretion of the Board of Directors.
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 5 — Off-Balance Sheet Arrangements” of Notes to Consolidated Financial Statements and “Item 1. Business Small Business Administration Guaranteed Loans” and Item 1. Business – Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     The following table shows the status of the gap position as of June 30, 2005:

		After	After One
		Three	Year But
	Within	Months	Within	After	Non-
	Three	But Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
Assets:
Cash (Non-Interest-Earning)	$—	$—	$—	$—	$96,850	$96,850
Federal Funds Sold	7,000	—	—	—	—	7,000
FRB and FHLB Stock	—	—	—	24,130	—	24,130
Securities:
Fixed Rate	34,185	69,111	137,904	113,235	—	354,435
Floating Rate	8,423	—	40,341	8,642	—	57,406
Loans:
Fixed Rate	36,718	40,171	121,999	71,475	—	270,363
Floating Rate	2,126,880	7,873	19,740	—	—	2,154,493
Non-Accrual	—	—	—	—	5,688	5,688
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(26,508)	(26,508)
Derivatives	(70,000)	—	70,000	—	—	—
Other Assets	—	22,283	—	5,967	279,685	307,935

Total Assets	$2,143,206	$139,438	$389,984	$223,449	$355,715	$3,251,792

Liabilities
Deposits:
Demand Deposits	$75,220	$197,098	$416,938	$68,226	$—	$757,482
Money Market Checking	68,937	171,233	220,160	58,563	—	518,893
Savings	16,669	45,165	69,655	9,951	—	141,440
Time Deposits of $100,000 or More	480,924	427,019	8,169	100	—	916,212
Other Time Deposits	92,743	116,016	8,713	8,478	—	225,950
Other Borrowed Funds	98,918	—	43,487	5,242	—	147,647
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Fair Value Swaps	24,462	(24,462)	—	—	—	—
Other Liabilities	—	—	—	—	36,932	36,932
Shareholders’ Equity	—	—	—	—	424,830	424,830

Total Liabilities and Shareholders’ Equity	$940,279	$932,069	$767,122	$150,560	$461,762	$3,251,792

Repricing Gap	$1,202,927	$(792,631)	$(377,138)	$72,889	$(106,047)
Cumulative Repricing Gap	$1,202,927	$410,296	$33,158	$106,047	$—
Cumulative Repricing Gap as a Percentage of Total Assets	36.99%	12.62%	1.02%	3.26%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	41.95%	14.31%	1.16%	3.70%	—

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
     On June 30, 2005, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 41.95 percent. This was a decrease from the previous quarter’s figure of 47.50 percent. The decrease was primarily caused by increases in time deposits of $100,000 or more and other borrowings, which were partially offset by an increase in floating rate loans. The cumulative repricing gap as a percentage of interest-earning assets in the three to twelve-month period moved slightly lower, reaching 14.31 percent as compared to 16.53 percent in the previous quarter. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (18.03) percent. The floating gap position in the less-than-one year period was 17.45 percent.
     The following table summarizes the status of the gap position as of the dates indicated:

	Less than Three Months		Three to Twelve Months
	June 30,	March 31,	June 30,	March 31,
	2005	2005	2005	2005
		(Dollars in Thousands)
Cumulative Repricing Gap	$1,202,927	$1,318,006	$410,296	$458,599
Percentage of Total Assets	36.99%	41.98%	12.62%	14.61%
Percentage of Interest-Earning Assets	41.95%	47.50%	14.31%	16.53%
     The spread between interest income on interest-earning assets and interest expense on interest-bearing liabilities is the principal component of net interest income, and interest rate changes substantially affect our financial performance. We emphasize capital protection through stable earnings rather than maximizing yield. In order to achieve stable earnings, we prudently manage our assets and liabilities and closely monitor the percentage changes in net interest income and equity value in relation to limits established within our guidelines.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Chief Executive Officer and Principal Financial Officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 and concluded that these controls and procedures were effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 18, 2005, the Annual Meeting of Stockholders was called to vote on election of four nominees to serve as Class III Directors of Hanmi Financial for terms of three years each. The number of votes cast at the meeting as to each Director was as follows:

	Votes	Votes
Class III Director Nominees	For	Withheld	Unvoted
Ung Kyun Ahn	40,410,186	1,164,722	8,046,769
Richard B. C. Lee	40,389,884	1,185,024	8,046,769
Chang Kyu Park	40,365,008	1,209,900	8,046,769
William J. Ruh	41,270,327	304,581	8,046,769
     The other directors, whose term of office as a director continued after the meeting, were:
Class I Directors – Terms Expire in 2006
I Joon Ahn
Joon Hyung Lee
Joseph K. Rho
Kraig A. Kupiec
Class II Directors – Terms Expire in 2007
M. Christian Mitchell
Sung Won Sohn, Ph.D.
Won R. Yoon
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

HANMI FINANCIAL CORPORATION

Date: August 9, 2005	By:	/s/ Sung Won Sohn, Ph.D.

Sung Won Sohn, Ph.D.
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Michael J. Winiarski

Michael J. Winiarski
Senior Vice President and Chief Financial Officer