Form 10-Q
period 2005-09-30
HANMI FINANCIAL CORP
filed 2005-11-09
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2005, there were 48,633,544 outstanding shares of the issuer’s Common Stock.

HANMI FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in Thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and Due from Banks	$112,233	$55,164
Federal Funds Sold and Securities Purchased Under Agreements to Resell	62,000	72,000

Cash and Cash Equivalents	174,233	127,164
Federal Reserve Bank Stock	12,153	12,099
Federal Home Loan Bank Stock	12,098	9,862
Securities Held to Maturity, at Amortized Cost (Fair Value: September 30, 2005 — $1,059; December 31, 2004 — $1,093)	1,055	1,090
Securities Available for Sale, at Fair Value	397,219	417,883
Loans Receivable, Net of Allowance for Loan Losses of $24,523 and $22,702 at September 30, 2005 and December 31, 2004, Respectively	2,458,573	2,230,992
Loans Held for Sale, at the Lower of Cost or Fair Value	375	3,850
Customers’ Liability on Acceptances	9,360	4,579
Premises and Equipment, Net	20,426	19,691
Accrued Interest Receivable	12,157	10,029
Deferred Income Taxes	8,159	5,009
Servicing Asset	3,716	3,846
Goodwill	209,058	209,643
Core Deposit Intangible	9,336	11,476
Bank-Owned Life Insurance — Cash Surrender Value	22,498	21,868
Other Assets	17,972	15,107

TOTAL ASSETS	$3,368,388	$3,104,188

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-Bearing	$764,380	$729,583
Interest-Bearing:
Money Market Checking	506,843	613,662
Savings	127,349	153,862
Time Deposits of $100,000 or More	1,089,917	756,580
Other Time Deposits	258,281	275,120

Total Deposits	2,746,770	2,528,807
Accrued Interest Payable	9,010	7,100
Acceptances Outstanding	9,360	4,579
Other Borrowed Funds	86,931	69,293
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	17,905	12,093

Total Liabilities	2,952,382	2,704,278

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued and Outstanding, 49,769,245 Shares and 49,330,704 Shares at September 30, 2005 and December 31, 2004, Respectively	50	49
Additional Paid-In Capital	339,492	334,932
Unearned Compensation	(1,240)	—
Accumulated Other Comprehensive Income (Loss) — Unrealized Gain (Loss) on Securities Available for Sale and Interest Rate Swaps, Net of Income Taxes of ($1,562) and $744 at September 30, 2005 and December 31, 2004, Respectively	(2,094)	1,035
Retained Earnings	99,839	63,894

	436,047	399,910
Less Treasury Stock, at Cost; 1,163,000 Shares and 0 Shares at September 30, 2005 and December 31, 2004, Respectively	(20,041)	—

Total Shareholders’ Equity	416,006	399,910

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,368,388	$3,104,188

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Interest and Fees on Loans	$47,175	$34,389	$127,900	$79,553
Interest on Investments	4,277	4,674	13,659	12,894
Interest on Federal Funds Sold	221	28	679	100

Total Interest Income	51,673	39,091	142,238	92,547

INTEREST EXPENSE:
Interest on Deposits	14,515	7,334	35,811	17,525
Interest on Borrowings	2,316	1,942	5,829	4,405

Total Interest Expense	16,831	9,276	41,640	21,930

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	34,842	29,815	100,598	70,617
Provision for Credit Losses	3,157	—	3,743	1,750

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,685	29,815	96,855	68,867

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,059	4,197	11,657	10,388
Trade Finance Fees	1,162	1,253	3,143	3,088
Other Service Charges and Fees	959	383	2,478	1,204
Remittance Fees	527	456	1,545	1,149
Bank-Owned Life Insurance Income	215	216	630	513
Change in Fair Value of Derivatives	176	(4)	965	19
Other Income	648	364	1,823	1,105
Gain on Sales of Loans Held for Sale	1,712	352	2,076	1,654
Gain on Sales of Securities Available for Sale	21	115	117	124

Total Non-Interest Income	9,479	7,332	24,434	19,244

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	9,155	9,505	26,867	23,079
Occupancy and Equipment	2,179	2,299	6,581	5,816
Data Processing	1,253	1,442	3,663	3,326
Advertising and Promotion	726	630	1,983	2,053
Amortization of Core Deposit Intangible	694	686	2,140	1,185
Supplies and Communications	559	981	1,867	1,959
Professional Fees	393	600	1,432	1,483
Decrease in Fair Value of Embedded Option	173	—	748	—
Merger-Related Expenses	—	325	(509)	2,053
Other Operating Expenses	1,859	2,521	5,836	6,161

Total Non-Interest Expenses	16,991	18,989	50,608	47,115

INCOME BEFORE PROVISION FOR INCOME TAXES	24,173	18,158	70,681	40,996
Provision for Income Taxes	9,204	7,089	27,342	15,996

NET INCOME	$14,969	$11,069	$43,339	$25,000

EARNINGS PER SHARE:
Basic	$0.30	$0.23	$0.88	$0.63
Diluted	$0.30	$0.22	$0.86	$0.62
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	49,144,508	48,971,194	49,386,112	39,877,288
Diluted	49,914,432	49,803,814	50,157,206	40,560,294
DIVIDENDS DECLARED PER SHARE	$0.05	$0.05	$0.15	$0.15

COMPREHENSIVE INCOME:
Net Income	$14,969	$11,069	$43,339	$25,000

Other Comprehensive Income (Loss), Net of Tax:
Unrealized Gain (Loss) Arising During the Period	(1,822)	5,866	(2,141)	1,319
Less Reclassification Adjustment for Realized Gain on Securities Available for Sale Included in Net Income	—	(70)	(114)	(76)
Unrealized Gain (Loss) on Cash Flow Hedge	(546)	794	(874)	71

Total Other Comprehensive Income (Loss), Net of Tax	(2,368)	6,590	(3,129)	1,314

Total Comprehensive Income	$12,601	$17,659	$40,210	$26,314

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,339	$25,000
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided By (Used In) Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,985	1,725
Amortization of Premiums and Discounts on Investments	245	3,026
Amortization of Core Deposit Intangible	2,140	1,185
Amortization of Unearned Compensation	575	—
Provision for Credit Losses	3,743	1,750
Federal Reserve Bank Stock and Federal Home Loan Bank Stock Dividends	(224)	(296)
Gain on Sales of Securities Available for Sale	(117)	(124)
Change in Fair Value of Derivatives	(217)	(19)
Gain on Sales of Loans Held for Sale	(2,076)	(1,654)
Loss on Sales of Premises and Equipment	13	9
Tax Benefit from Exercise of Stock Options	546	—
Deferred Tax (Benefit) Provision	(6,279)	2,311
Origination of Loans Held for Sale	(34,563)	(58,266)
Proceeds from Sales of Loans Held for Sale	40,114	26,725
Change In:
(Increase) Decrease in Accrued Interest Receivable	(2,128)	470
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(630)	(513)
(Increase) Decrease in Other Assets	(6,931)	3,366
Increase (Decrease) in Accrued Interest Payable	1,910	(1,270)
Increase (Decrease) in Other Liabilities	10,586	(13,975)

Net Cash and Cash Equivalents Provided By (Used In) Operating Activities	52,031	(10,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured or Called Securities Available for Sale	72,449	93,111
Proceeds from Matured or Called Securities Held to Maturity	—	196
Proceeds from Sale of Securities Available for Sale	11,360	52,634
Net Increase in Loans Receivable	(231,100)	(105,716)
Purchases of Federal Reserve Bank Stock and Federal Home Loan Bank Stock	(2,066)	(414)
Purchases of Securities Available for Sale	(63,238)	(15,660)
Purchases of Bank-Owned Life Insurance	—	(10,000)
Purchases of Premises and Equipment, Net	(2,733)	(815)
Acquisition of Pacific Union Bank, Net of Cash Acquired	—	(64,000)

Net Cash and Cash Equivalents Used In Investing Activities	(215,328)	(50,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	217,963	22,185
Issuance of Junior Subordinated Debentures	—	82,406
Stock Issued Through Private Placement	—	71,710
Cash Paid to Acquire Treasury Stock	(20,041)	—
Proceeds from Exercise of Stock Options	2,192	2,223
Cash Dividends Paid	(7,386)	(5,286)
Decrease (Increase) in Other Borrowed Funds	17,638	(96,655)

Net Cash and Cash Equivalents Provided By Financing Activities	210,366	76,583

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,069	15,369
Cash and Cash Equivalents, Beginning of Period	127,164	62,595

CASH AND CASH EQUIVALENTS, END OF PERIOD	$174,233	$77,964

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$43,550	$20,059
Income Taxes Paid	$26,150	$22,401

Reconciliation of Acquisition of Pacific Union Bank, Net of Cash Acquired:
Fair Value of Assets Acquired		$1,383,881
Cash and Cash Equivalents Acquired		(104,427)
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock		(156,751)
Liabilities Assumed		(1,058,703)

Acquisition of Pacific Union Bank, Net of Cash Acquired		$64,000

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
NOTE 1 — HANMI FINANCIAL CORPORATION
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “our”) is a Delaware corporation that is the holding company for Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended.
     Hanmi Bank, our primary subsidiary, is a commercial bank licensed by the California Department of Financial Institutions. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act, up to the applicable limits thereof. The Bank is a member of the Federal Reserve System.
     Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. Hanmi Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic populations of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties. Hanmi Bank’s offices are located in business areas where many of the businesses are run by immigrants and other minority groups. Hanmi Bank’s client base reflects the multi-ethnic composition of these communities.
     On April 30, 2004, we completed the acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that also served primarily the Korean-American community. As of September 30, 2005, the Bank maintained a branch network of 22 full-service locations, serving individuals and small- to medium-sized businesses in California, and three loan production offices in Chicago, Illinois; the San Jose, California metropolitan area; and the Seattle, Washington metropolitan area.
NOTE 2 — BASIS OF PRESENTATION
     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and subsidiary reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods ended September 30, 2005, but are not necessarily indicative of the results that will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America. The interim information should be read in conjunction with our 2004 Annual Report on Form 10-K.
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
     On August 25, 2005, we repurchased 1,163,000 shares of our common stock from Korea Exchange Bank for an aggregate purchase price of $20.0 million as part of our ongoing capital management program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under our employee stock option plan.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Continued)
NOTE 3 — EMPLOYEE STOCK-BASED COMPENSATION
     Our employee stock-based compensation arrangements are measured under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price an employee must pay to acquire the stock. No compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for the stock option plan been determined based on the fair values estimated using the Black-Scholes model at the grant dates for previous awards, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Data)
Net Income – As Reported	$14,969	$11,069	$43,339	$25,000

Add – Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects (Restricted Stock Grant)	56	—	353	—

Deduct – Total Stock-Based Employee Compensation Expense Determined Under Fair Value-Based Method for All Awards Subject to SFAS No. 123, Net of Related Tax Effects	(507)	(196)	(1,384)	(406)

Net Income – Pro Forma	$14,518	$10,873	$42,308	$24,594

Earnings Per Share – As Reported:
Basic	$0.30	$0.23	$0.88	$0.63
Diluted	$0.30	$0.22	$0.86	$0.62

Earnings Per Share – Pro Forma:
Basic	$0.30	$0.22	$0.86	$0.62
Diluted	$0.29	$0.22	$0.84	$0.61
     In February 2005, 100,000 shares of restricted stock were granted to Dr. Sung Won Sohn, our Chief Executive Officer. 20,000 of these shares vested immediately, and an additional 20,000 shares will vest each year over the next four years on each anniversary date of the grant. The market value of the shares awarded totaled $1.8 million. The 20,000 shares that vested immediately were recorded as compensation expense and the remaining 80,000 shares were recorded as unearned compensation, a separate component of shareholders’ equity. Unearned compensation is being amortized against income over the four-year vesting period. For the three and nine months ended September 30, 2005, compensation expense of $91,000 and $575,000, respectively, was recognized in the consolidated statements of income.
NOTE 4 — EARNINGS PER SHARE
     Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Continued)
NOTE 4 — EARNINGS PER SHARE (Continued)
     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended:
September 30, 2005:
Basic EPS – Income Available to Common Shareholders	$14,969	49,144,508	$0.30
Effect of Dilutive Securities – Options and Warrants	—	769,924	—

Diluted EPS – Income Available to Common Shareholders	$14,969	49,914,432	$0.30

September 30, 2004:
Basic EPS – Income Available to Common Shareholders	$11,069	48,971,194	$0.23
Effect of Dilutive Securities – Options and Warrants	—	832,620	(0.01)

Diluted EPS – Income Available to Common Shareholders	$11,069	49,803,814	$0.22

Nine Months Ended:
September 30, 2005:
Basic EPS – Income Available to Common Shareholders	$43,339	49,386,112	$0.88
Effect of Dilutive Securities – Options and Warrants	—	771,094	(0.02)

Diluted EPS – Income Available to Common Shareholders	$43,339	50,157,206	$0.86

September 30, 2004:
Basic EPS – Income Available to Common Shareholders	$25,000	39,877,288	$0.63
Effect of Dilutive Securities – Options and Warrants	—	683,006	(0.01)

Diluted EPS – Income Available to Common Shareholders	$25,000	40,560,294	$0.62

     For the three and nine months ended September 30, 2005, there were 45,554 and 60,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the three months ended September 30, 2004, there were no anti-dilutive options. For the nine months ended September 30, 2004, there were 372,500 options outstanding that were not included in the computation of diluted EPS.
NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS
     During 2004, to hedge the interest rate risk, the Bank entered into one interest rate swap agreement, wherein the Bank received a fixed rate of 7.29 percent at quarterly intervals, and paid Prime-based floating rates, at quarterly intervals, on a total notional amount of $10.0 million. This swap agreement matures in 2009 and was designated as a cash flow hedge for accounting purposes. During 2003, to hedge the interest rate risk, the Bank entered into four interest rate swap agreements, wherein the Bank received fixed rates of 5.77 percent, 6.37 percent, 6.51 percent and 6.76 percent, at quarterly intervals, and paid Prime-based floating rates, at quarterly intervals, on a total notional amount of $60.0 million. All four of the swap agreements mature in 2008. These swaps were designated as cash flow hedges for accounting purposes. As of September 30, 2005, the total notional amount of interest rate swaps was $70.0 million.

\

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Continued)
NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
     As of September 30, 2005, the fair value of the interest rate swaps was in an unfavorable position of $1.8 million. A total of ($1.1 million), net of tax, was included in Other Comprehensive Income for the nine months ended September 30, 2005. No income or expense related to hedge ineffectiveness was recognized for the nine months ended September 30, 2005.
     In 2004, the Bank offered a certificate of deposit (“CD”) product that paid interest tied to the movement in the Standard & Poor’s 500 Index. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. As of September 30, 2005, the fair value of the embedded option was $1,284,000, and the change in the liability during the nine months ended September 30, 2005 was $112,000. The change was recognized in earnings.
     To economically hedge the interest risk described above, the Bank entered into an agreement to purchase an equity swap. As of September 30, 2005, the fair value of the equity swap was $84,000, and the change recognized in earnings for the nine months ended September 30, 2005 was ($115,000).
     In 2005, the Bank offered a CD product that pays interest based on the increase in the weighted-average value of five Asian currencies (Korean Won, Singapore Dollar, Taiwan Dollar, Thai Baht and Chinese Yuan) against the U.S. Dollar plus 0.25% annual interest. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. As of September 30, 2005, the fair value of the embedded option was $18,000, and the change in the liability during the nine months ended September 30, 2005 was $402,000. The change was recognized in earnings.
     To economically hedge the interest risk described above, the Bank entered into an agreement to purchase a currency swap. As of September 30, 2005, the fair value of the currency swap was ($224,000), and the change recognized in earnings for the nine months ended September 30, 2005 was ($182,000).
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
     The following table shows the distribution of the Hanmi Bank’s undisbursed loan commitments and letters of credit as of the dates indicated.

	September 30,	December 31,
	2005	2004
	(In Thousands)
Commitments to Extend Credit	$525,638	$367,708
Standby Letters of Credit	41,860	47,901
Commercial Letters of Credit	58,763	49,699
Unused Credit Card Lines	14,914	14,324

Total Undisbursed Loan Commitments and Letters of Credit	$641,175	$479,632

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (Continued)
NOTE 7 — CURRENT ACCOUNTING MATTERS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statements of Income. SFAS No. 123R was to be effective as of the beginning of the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule that deferred the required adoption date to the beginning of the first quarter of 2006. We have provided pro forma disclosures under SFAS No. 123 in “Note 3 — Employee Stock-Based Compensation.”
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements (an Amendment of APB Opinion No. 28).” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. We will adopt this pronouncement beginning in fiscal year 2006. SFAS No. 154 is not expected to have a material impact on our financial position or results of operations.
     In March of 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” Among other investments, this guidance is applicable to debt and equity securities that are within the scope of Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Paragraph 10 of EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. A company’s liquidity and capital requirements should be considered when assessing its intent and ability to hold an investment for a reasonable period of time that would allow the fair value of the investment to recover up to or beyond its cost. A pattern of selling investments prior to the forecasted fair value recovery may call into question a company’s intent. In addition, the severity and duration of the impairment should also be considered when determining whether the impairment is other-than-temporary. This guidance was effective for reporting periods beginning after June 15, 2004 with the exception of paragraphs 10 — 20 of EITF 03-1, which was to be deliberated further.
     Subsequently, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FASB Staff Position (“FSP”) EITF 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1. FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. FSP FAS 115-1 is not expected to have a material impact on our financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition for the three and nine months ended September 30, 2005. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
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
     We believe establishing the allowance for loan losses and allowance for off-balance sheet items, such as unfunded loan commitments and letters of credit, are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for a description of the methodology used to determine the allowance for loan losses and allowance for off-balance sheet items.
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

	As of and for the
	Three Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands,
	Except Per Share Data)
Average Balances:
Average Gross Loans, Net of Deferred Loan fees	$2,456,033	$2,269,477
Average Interest-Earning Assets	2,913,198	2,739,222
Average Total Assets	3,299,551	3,119,083
Average Deposits	2,650,581	2,438,223
Average Interest-Bearing Liabilities	2,075,091	1,964,657
Average Shareholders’ Equity	427,535	379,028
Average Tangible Equity (1)	208,729	157,169

Selected Performance Ratios:
Return on Average Total Assets (2) (3)	1.80%	1.41%
Return on Average Shareholders’ Equity (2) (4)	13.89%	11.62%
Return on Average Tangible Equity (2) (5)	28.45%	28.02%
Net Interest Margin (6)	4.75%	4.38%
Average Shareholders’ Equity to Average Total Assets	12.96%	12.15%
Efficiency Ratio (7)	38.34%	51.12%
Dividend Payout Ratio (8)	16.67%	21.74%

Selected Capital Ratios: (9)
Tier 1 Capital to Average Total Assets:
Hanmi Financial	11.55%	11.43%
Hanmi Bank	11.49%	11.51%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	10.55%	10.42%
Hanmi Bank	10.48%	10.49%
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	9.07%	8.48%
Hanmi Bank	9.01%	8.49%
Book Value Per Share (10) (11)	$8.56	$8.15

Selected Asset Quality Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (12)	0.10%	0.25%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.99%	0.98%
Allowance for Loan Losses to Non-Performing Loans	310.73%	368.31%
Non-Performing Assets to Total Assets (13)	0.23%	0.22%

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity.

(2)	Calculation based upon annualized net income.

(3)	Net income divided by average total assets.

(4)	Net income divided by average shareholders’ equity.

(5)	Net income divided by average tangible equity.

(6)	Net interest income before provision for credit losses as a percentage of average interest-earning assets.

(7)	Ratio of total non-interest expenses to the sum of net interest income before provision for credit losses and total non-interest income including securities gains and losses.

(8)	Dividends declared per share divided by basic earnings per share.

(9)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 5 percent leverage capital, 6 percent Tier 1 risk-based capital and 10 percent total risk-based capital.

(10)	2004 book value per share has been restated for a 100 percent stock dividend declared in January 2005.

(11)	Shareholders’ equity divided by common shares outstanding.

(12)	Calculation based upon annualized net loan charge-offs.

(13)	Non-performing assets consist of non-performing loans (non-accrual loans, loans past due 90 days or more and restructured loans where the terms of repayment have been renegotiated and resulted in a reduction or deferral of interest or principal) and other real estate owned.

	As of and for the
	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
Average Balances:
Average Gross Loans, Net of Deferred Loan Fees	$2,344,123	$1,821,496
Average Interest-Earning Assets	2,815,192	2,272,567
Average Total Assets	3,191,373	2,524,788
Average Deposits	2,571,380	2,017,851
Average Interest-Bearing Liabilities	1,988,038	1,599,515
Average Shareholders’ Equity	416,737	259,345
Average Tangible Equity (1)	197,060	109,294

Selected Performance Ratios:
Return on Average Total Assets (2) (3)	1.82%	1.33%
Return on Average Shareholders’ Equity (2) (4)	13.90%	12.92%
Return on Average Tangible Equity (2) (5)	29.40%	30.67%
Net Interest Margin (6)	4.78%	4.15%
Average Shareholders’ Equity to Average Total Assets	13.06%	10.27%
Efficiency Ratio (7)	40.88%	52.43%
Dividend Payout Ratio (8)	17.05%	23.81%

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity.

(2)	Calculation based upon annualized net income.

(3)	Net income divided by average total assets.

(4)	Net income divided by average shareholders’ equity.

(5)	Net income divided by average tangible equity.

(6)	Net interest income before provision for credit losses as a percentage of average interest-earning assets.

(7)	Ratio of total non-interest expenses (excluding the reversal of merger-related expenses totaling $509,000 for the nine months ended September 30, 2005) to the sum of net interest income before provision for credit losses and total non-interest income including securities gains and losses.

(8)	Dividends declared per share divided by basic earnings per share.
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For additional information concerning these factors, see our Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 under the headings “Factors That May Affect Future Results of Operations,” “Interest Rate Risk Management” and “Liquidity and Capital Resources.” These forward-looking statements should not be relied on as representing our view as of any subsequent date and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made.

RESULTS OF OPERATIONS
Overview
     On April 30, 2004, we completed the merger with Pacific Union Bank (“PUB”). As a result, operating results for the nine months ended September 30, 2004 include only five months of results following the merger with PUB. Operating results reflect the resulting increase in average total assets from $2.52 billion for the nine months ended September 30, 2004 to $3.19 billion for the nine months ended September 30, 2005.
     For the three months ended September 30, 2005, net income was $15.0 million, or $0.30 per diluted share, compared to $11.1 million, or $0.22 per diluted share, for the three months ended September 30, 2004. The 35.2 percent increase in net income for 2005 as compared to 2004 was primarily due to an increase of 37 basis points in the net interest margin and an increase in gain on sales of loans held for sale. Net interest income before provision for credit losses increased $5.0 million, or 16.9 percent, due to ongoing growth in the loan portfolio. Non-interest income increased by $2.1 million, or 29.3 percent, due to a $1.4 million increase in gain on sales of loans held for sale and a $0.6 million increase in other service charges and fees. Non-interest expenses decreased by $2.0 million, or 10.5 percent, due to expense reductions after the acquisition of PUB. The annualized return on average total assets was 1.80 percent for the three months ended September 30, 2005, compared to an annualized return on average total assets of 1.41 percent for the same period of 2004, an increase of 39 basis points. The annualized return on average shareholders’ equity was 13.89 percent for the three months ended September 30, 2005, and the annualized return on average tangible equity was 28.45 percent, compared to 11.62 percent and 28.02 percent, respectively, for the same period in 2004.
     For the nine months ended September 30, 2005, net income was $43.3 million, or $0.86 per diluted share, compared to $25.0 million, or $0.62 per diluted share, for the nine months ended September 30, 2004. The 73.4 percent increase in net income for 2005 as compared to 2004 was primarily due to an increase of 63 basis points in the net interest margin, the acquisition of PUB and asset growth subsequent to the acquisition of PUB. Net interest income before provision for credit losses increased $30.0 million, or 42.5 percent, due to ongoing growth in the loan portfolio as well as the newly acquired interest-earning assets from PUB. Non-interest income increased by $5.2 million, or 27.0 percent, mainly due to increases in service charges on deposit accounts and other service charges and fees. Non-interest expenses increased by $3.5 million, or 7.4 percent, due to the additional salaries and employee benefits, occupancy, data processing and core deposit intangible amortization expenses incurred following the merger, offset by decreased merger-related expenses. The annualized return on average total assets was 1.82 percent for the nine months ended September 30, 2005, compared to an annualized return on average total assets of 1.33 percent for the same period of 2004, an increase of 49 basis points. The annualized return on average shareholders’ equity was 13.90 percent for the nine months ended September 30, 2005, and the annualized return on average tangible equity was 29.40 percent, compared to 12.92 percent and 30.67 percent, respectively, for the same period in 2004.
Non-GAAP Financial Measure
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

     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Average Shareholders’ Equity	$427,535	$379,028	$416,737	$259,345
Less Average Goodwill and Core Deposit Intangible Asset	(218,806)	(221,859)	(219,677)	(150,051)

Average Tangible Equity	$208,729	$157,169	$197,060	$109,294

Return on Average Shareholders’ Equity	13.89%	11.62%	13.90%	12.92%
Effect of Average Goodwill and Core Deposit Intangible Asset	14.56%	16.40%	15.50%	17.75%

Return on Average Tangible Equity	28.45%	28.02%	29.40%	30.67%

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
     For the three months ended September 30, 2005, net interest income before provision for credit losses was $34.8 million. This represented an increase of $5.0 million, or 16.9 percent, over net interest income before provision for credit losses of $29.8 million for the three months ended September 30, 2004. The interest rate spread decreased to 3.82 percent for the three months ended September 30, 2005, from 3.84 percent for the same period in 2004. The change was mainly due to an increase in rates paid on deposits as the result of competitive pricing pressure, which offset an increase in rates received on loans and investments as our prime rate and The Wall Street Journal prime rate both increased by a total of 50 basis points during the third quarter of 2005. Approximately 82.7 percent of our loan portfolio is tied to The Wall Street Journal prime rate or our prime rate. We also emphasized spread income and disposed of certain low yielding assets in the first and second quarters of 2004 and reinvested the proceeds from the amortization of our investment portfolio into loan production. Average loans outstanding increased from 82.9 percent of average interest-earning assets in the third quarter of 2004 to 84.3 percent of average interest-earning assets in the third quarter of 2005. The net interest margin also increased by 37 basis points to 4.75 percent for the three months ended September 30, 2005, from 4.38 percent for the same period in 2004, due to an increase in the volume of interest-earning assets with higher interest rates.
     For the nine months ended September 30, 2005, net interest income before provision for credit losses was $100.6 million. This represented an increase of $30.0 million, or 42.5 percent, over net interest income before provision for credit losses of $70.6 million for the nine months ended September 30, 2004. The interest rate spread increased to 3.96 percent for the nine months ended September 30, 2005, from 3.61 percent for the same period in 2004. The change was mainly due to an increase in rates received on loans and investments as we increased our prime rate by a total of 150 basis points during the first nine months of 2005. We also emphasized spread income and disposed of certain low yielding assets in the first and second quarters of 2004 and reinvested the proceeds from the amortization of our investment portfolio into loan production. Average loans outstanding increased from 80.2 percent of average interest-earning assets for the nine months ended September 30, 2004 to 83.3 percent of average interest-earning assets for the nine months ended September 30, 2005. The net interest margin also increased by 63 basis points to 4.78 percent for the nine months ended September 30, 2005, from 4.15 percent for the same period in 2004, due to an increase in the volume of interest-earning assets with higher interest rates.

     Total interest income increased $12.6 million, or 32.2 percent, to $51.7 million for the three months ended September 30, 2005, from $39.1 million for the three months ended September 30, 2004. The increase was the result of an increase of 130 basis points in the yield on average interest-earning assets and an increase in average interest-earning assets of $174.0 million, or 6.4 percent, to $2.91 billion, compared to $2.74 billion a year ago.
     Total interest income increased $49.7 million, or 53.7 percent, to $142.2 million for the nine months ended September 30, 2005, from $92.5 million for the nine months ended September 30, 2004. The increase was the result of an increase of 132 basis points in the yield on average interest-earning assets and an increase in average interest-earning assets of $542.6 million, or 23.9 percent, to $2.82 billion, compared to $2.27 billion a year ago.
     Total interest expense increased $7.6 million, or 81.4 percent, to $16.8 million for the three months ended September 30, 2005, from $9.3 million for the three months ended September 30, 2004. The increase reflects an increase in average interest-bearing liabilities and higher interest rates paid to depositors. Average interest-bearing liabilities increased by $110.4 million, or 5.6 percent, to $2.08 billion, compared to $1.96 billion a year ago. The cost of average interest-bearing liabilities increased to 3.22 percent for the three months ended September 30, 2005, compared to 1.90 percent for the same period in 2004. In addition, the Bank experienced disintermediation as depositors shifted balances from money market accounts into higher yielding certificates of deposit in response to upward movements in market interest rates. Certificates of deposit over $100,000 made up 55.0 percent of interest-bearing deposits at September 30, 2005, compared to 41.7 percent at September 30, 2004.
     Total interest expense increased $19.7 million, or 89.9 percent, to $41.6 million for the nine months ended September 30, 2005, from $21.9 million for the nine months ended September 30, 2004. The increase reflects an increase in interest-bearing liabilities and higher interest rates paid to depositors. Average interest-bearing liabilities increased by $388.5 million, or 24.3 percent, to $1.99 billion, compared to $1.60 billion a year ago. The cost of average interest-bearing liabilities increased to 2.80 percent for the nine months ended September 30, 2005, compared to 1.83 percent for the same period in 2004. Disintermediation did not have a significant effect on the change in interest expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, as the majority of the shift in the mix of the deposits portfolio occurred in the three months ended September 30, 2005.

     The following tables present the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	September 30, 2005			September 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
Assets
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$2,456,033	$47,175	7.62%	$2,269,477	$34,389	6.09%
Municipal Securities (2)	75,023	784	6.43%	71,090	783	6.78%
Obligations of Other U.S. Government Agencies	99,322	945	3.81%	96,317	932	3.87%
Other Debt Securities	233,747	2,368	4.05%	276,628	2,726	3.94%
Equity Securities	24,172	177	2.93%	17,347	232	5.35%
Federal Funds Sold	24,801	221	3.56%	8,263	28	1.36%
Interest-Earning Deposits	100	3	3.45%	100	1	4.00%

Total Interest-Earning Assets	2,913,198	51,673	7.04%	2,739,222	39,091	5.74%

Noninterest-Earning Assets:
Cash and Cash Equivalents	99,130			97,317
Allowance for Loan Losses	(21,923)			(25,074)
Other Assets	309,146			307,618

Total Noninterest-Earning Assets	386,353			379,861

Total Assets	$3,299,551			$3,119,083

Liabilities and Shareholders’ Equity

Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$498,167	3,125	2.49%	$578,278	2,471	1.72%
Savings	134,923	521	1.53%	148,943	497	1.34%
Time Deposits of $100,000 or More	1,019,296	9,188	3.58%	704,313	2,998	1.71%
Other Time Deposits	237,857	1,681	2.80%	259,573	1,368	2.12%
Other Borrowed Funds	184,848	2,316	4.97%	273,550	1,942	2.86%

Total Interest-Bearing Liabilities	2,075,091	16,831	3.22%	1,964,657	9,276	1.90%

Noninterest-Bearing Liabilities:
Demand Deposits	760,338			747,116
Other Liabilities	36,587			28,282

Total Noninterest-Bearing Liabilities	796,925			775,398

Total Liabilities	2,872,016			2,740,055
Shareholders’ Equity	427,535			379,028

Total Liabilities and Shareholders’ Equity	$3,299,551			$3,119,083

Net Interest Income		$34,842			$29,815

Net Interest Spread (3)			3.82%			3.84%

Net Interest Margin (4)			4.75%			4.38%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.3 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis using a rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2005			September 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in Thousands)
Assets

Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$2,344,123	$127,900	7.29%	$1,821,496	$79,553	5.83%
Municipal Securities (2)	74,101	2,340	6.50%	69,085	2,229	6.62%
Obligations of Other U.S. Government Agencies	97,838	2,812	3.83%	89,918	2,481	3.68%
Other Debt Securities	243,528	7,723	4.23%	265,556	7,614	3.82%
Equity Securities	23,259	780	4.47%	14,369	566	5.25%
Federal Funds Sold	32,091	679	2.82%	11,770	100	1.13%
Interest-Earning Deposits	252	4	2.12%	373	4	1.43%

Total Interest-Earning Assets	2,815,192	142,238	6.76%	2,272,567	92,547	5.44%

Noninterest-Earning Assets:
Cash and Cash Equivalents	91,237			84,717
Allowance for Loan Losses	(22,305)			(21,227)
Other Assets	307,249			188,731

Total Noninterest-Earning Assets	376,181			252,221

Total Assets	$3,191,373			$2,524,788

Liabilities and Shareholders’ Equity

Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$542,858	9,218	2.27%	$423,816	5,201	1.64%
Savings	142,988	1,625	1.52%	124,551	1,219	1.31%
Time Deposits of $100,000 or More	898,059	20,797	3.10%	572,768	7,300	1.70%
Other Time Deposits	232,838	4,171	2.40%	253,152	3,806	2.01%
Other Borrowed Funds	171,295	5,829	4.55%	225,228	4,404	2.61%

Total Interest-Bearing Liabilities	1,988,038	41,640	2.80%	1,599,515	21,930	1.83%

Noninterest-Bearing Liabilities:
Demand Deposits	754,637			643,564
Other Liabilities	31,961			22,364

Total Noninterest-Bearing Liabilities	786,598			665,928

Total Liabilities	2,744,636			2,265,443

Shareholders’ Equity	416,737			259,345

Total Liabilities and Shareholders’ Equity	$3,191,373			$2,524,788

Net Interest Income		$100,598			$70,617

Net Interest Spread (3)			3.96%			3.61%

Net Interest Margin (4)			4.78%			4.15%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $4.3 million and $4.3 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis using a rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	September 30, 2005 vs. 2004
	Increases (Decreases)
	Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest Income:
Gross Loans, Net of Deferred Loan Fees	$2,927	$9,859	$12,786
Municipal Securities	38	(37)	1
Obligations of Other U.S. Government Agencies	29	(16)	13
Other Debt Securities	(439)	81	(358)
Equity Securities	72	(127)	(55)
Federal Funds Sold	109	84	193
Interest-Earning Deposits	1	1	2

Total Interest Income	2,737	9,845	12,582

Interest Expense:
Money Market Checking	(392)	1,046	654
Savings	(53)	77	24
Time Deposits of $100,000 or More	1,778	4,412	6,190
Other Time Deposits	(127)	440	313
Other Borrowed Funds	(790)	1,164	374

Total Interest Expense	416	7,139	7,555

Change in Net Interest Income	$2,321	$2,706	$5,027

	Nine Months Ended
	September 30, 2005 vs. 2004
	Increases (Decreases)
	Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest Income:
Gross Loans, Net of Deferred Loan Fees	$25,894	$22,453	$48,347
Municipal Securities	162	(51)	111
Obligations of Other U.S. Government Agencies	223	108	331
Other Debt Securities	(660)	769	109
Equity Securities	306	(92)	214
Federal Funds Sold	309	270	579
Interest-Earning Deposits	(1)	1	—

Total Interest Income	26,233	23,458	49,691

Interest Expense:
Money Market Checking	1,699	2,318	4,017
Savings	194	212	406
Time Deposits of $100,000 or More	5,534	7,963	13,497
Other Time Deposits	(321)	686	365
Other Borrowed Funds	(1,244)	2,669	1,425

Total Interest Expense	5,862	13,848	19,710

Change in Net Interest Income	$20,371	$9,610	$29,981

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
     For the three months ended September 30, 2005, the provision for credit losses was $3.2 million, compared to $0 for the three months ended September 30, 2004. The increase in provision for credit losses is attributable to specific provisions associated with an increase of $1.9 million in non-accrual loans in the third quarter of 2005 compared to the prior quarter and an increase in the general provision requirements caused by the migration of risk ratings, particularly with respect to non-accrual loans. For the three months ended September 30, 2005, net charge-offs were $595,000, compared to $1.0 million net charge-offs in the second quarter of 2005 and $1.5 million net charge-offs in the third quarter of 2004. The level of non-performing loans increased from $6.0 million at December 31, 2004 to $7.9 million at September 30, 2005, an increase of $1.9 million, or 31.2 percent.
     For the nine months ended September 30, 2005, the provision for credit losses was $3.7 million, compared to $1.8 million for the nine months ended September 30, 2004, an increase of 113.9 percent. The increase in provision for credit losses is attributable to specific provisions associated with an increase of $1.8 million in certain non-accrual loans in the third quarter of 2005 and an increase in the general provision requirements caused by the migration of risk ratings, particularly with respect to non-accrual loans. For the nine months ended September 30, 2005, net charge-offs were $1.7 million, compared to $3.1 million net charge-offs for the nine months ended September 30, 2004.
Non-Interest Income
     The following tables set forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Service Charges on Deposit Accounts	$4,059	$4,197	$(138)	(3.3%)
Trade Finance Fees	1,162	1,253	(91)	(7.3%)
Other Service Charges and Fees	959	383	576	150.4%
Remittance Fees	527	456	71	15.6%
Bank-Owned Life Insurance Income	215	216	(1)	(0.5%)
Increase in Fair Value of Derivatives	176	(4)	180	N/M
Other Income	648	364	284	78.0%
Gain on Sales of Loans Held for Sale	1,712	352	1,360	386.4%
Gain on Sales of Securities Available for Sale	21	115	(94)	(81.7%)

Total Non-Interest Income	$9,479	$7,332	$2,147	29.3%

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Service Charges on Deposit Accounts	$11,657	$10,388	$1,269	12.2%
Trade Finance Fees	3,143	3,088	55	1.8%
Other Service Charges and Fees	2,478	1,204	1,274	105.8%
Remittance Fees	1,545	1,149	396	34.5%
Bank-Owned Life Insurance Income	630	513	117	22.8%
Increase in Fair Value of Derivatives	965	19	946	N/M
Other Income	1,823	1,105	718	65.0%
Gain on Sales of Loans Held for Sale	2,076	1,654	422	25.5%
Gain on Sales of Securities Available for Sale	117	124	(7)	(5.6%)

Total Non-Interest Income	$24,434	$19,244	$5,190	27.0%

     Non-interest income is earned from three major sources: service charges on deposit accounts, fees generated from international trade finance and gain on sales of loans held for sale. For the three and nine months ended September 30, 2005, non-interest income was $9.5 million and $24.4 million, respectively, an increase of $2.1 million, or 29.3 percent, and $5.2 million, or 27.0 percent, respectively, from $7.3 million and $19.2 million, respectively, for the three and nine months ended September 30, 2004. The overall increase in non-interest income is due to the higher deposit volume and number of accounts resulting from the PUB merger, which closed on April 30, 2004, and an increase in gain on sales of loans held for sale.
     Service charges on deposit accounts decreased by $138,000, or 3.3 percent, and increased by $1.3 million, or 12.2 percent, respectively, from $4.2 million and $10.4 million, respectively, for the three and nine months ended September 30, 2004 to $4.1 million and $11.7 million, respectively, for three and nine months ended September 30, 2005. Average deposits increased by $212.4 million, or 8.7 percent, and $553.5 million, or 27.4 percent, respectively, from $2.44 billion and $2.02 billion, respectively, for the three and nine months ended September 30, 2004 to $2.65 billion and $2.57 billion, respectively, for three and nine months ended September 30, 2005. Service charges are reviewed on an ongoing basis to maximize service charge income while still maintaining a competitive position.
     Other service charges and fees increased by $576,000, or 150.4 percent, and $1.3 million, or 105.8 percent, respectively, from $383.000 and $1.2 million, respectively, for the three and nine months ended September 30, 2004 to $959,000 and $2.5 million, respectively, for three and nine months ended September 30, 2005. The increases were primarily due to an increase in income from documentation fees and prepayment penalties.
     The change in the fair value of derivatives increased by $180,000 and $946,000, respectively, from ($4,000) and $19,000, respectively, for the three and nine months ended September 30, 2004 to $176,000 and $965,000, respectively, for three and nine months ended September 30, 2005. This change was caused by an increase in the value of swaps used to economically hedge certificate of deposit interest that is tied to movements in the Standard & Poor’s (“S&P”) 500 Index and a basket of Asian currencies. The increase is attributable to changes in five-year fixed interest rates, which the Bank pays in exchange for fluctuations in the value of the S&P 500 Index.
     Gain on sales of loans held for sale increased by $1.4 million, or 386.4 percent, and $422,000, or 25.5 percent, respectively, from $352,000 and $1.7 million, respectively, for the three and nine months ended September 30, 2004 to $1.7 million and $2.1 million, respectively, for three and nine months ended September 30, 2005. The increase in gain on sales of loans held for sale resulted from an increase in SBA loans sold. The guaranteed portion of certain SBA loans is sold in the secondary markets with servicing rights retained.
     Other income increased by $284,000, or 78.0 percent, and $718,000, or 65.0 percent, respectively, from $364,000 and $1,105,000, respectively, for the three and nine months ended September 30, 2004 to $648,000 and $1.8 million, respectively, for three and nine months ended September 30, 2005. The increase in other income was due to increases in amortization of net deferred income on SBA loans sold, credit card fee income and sales commissions from mutual funds and insurance products.

Non-Interest Expenses
     The following tables set forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Salaries and Employee Benefits	$9,155	$9,505	$(350)	(3.7%)
Occupancy and Equipment	2,179	2,299	(120)	(5.2%)
Data Processing	1,253	1,442	(189)	(13.1%)
Advertising and Promotion	726	630	96	15.2%
Amortization of Core Deposit Intangible	694	686	8	1.2%
Supplies and Communications	559	981	(422)	(43.0%)
Professional Fees	393	600	(207)	(34.5%)
Decrease in Fair Value of Embedded Option	173	—	173	—
Merger-Related Expenses	—	325	(325)	(100.0%)
Other Operating Expenses	1,859	2,521	(662)	(26.3%)

Total Non-Interest Expenses	$16,991	$18,989	$(1,998)	(10.5%)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Salaries and Employee Benefits	$26,867	$23,079	$3,788	16.4%
Occupancy and Equipment	6,581	5,816	765	13.2%
Data Processing	3,663	3,326	337	10.1%
Advertising and Promotion	1,983	2,053	(70)	(3.4%)
Amortization of Core Deposit Intangible	2,140	1,185	955	80.6%
Supplies and Communications	1,867	1,959	(92)	(4.7%)
Professional Fees	1,432	1,483	(51)	(3.4%)
Decrease in Fair Value of Embedded Option	748	—	748	—
Merger-Related Expenses	(509)	2,053	(2,562)	(124.8%)
Other Operating Expenses	5,836	6,161	(325)	(5.3%)

Total Non-Interest Expenses	$50,608	$47,115	$3,493	7.4%

     For the three and nine months ended September 30, 2005, non-interest expenses were $17.0 million and $50.6 million, respectively, a decrease of $2.0 million, or 10.5 percent, and an increase of $3.5 million, or 7.4 percent, respectively, from $19.0 million and $47.1 million, respectively, for the three and nine months ended September 30, 2004. On a year-to-date basis, these fluctuations were primarily due to the increased cost structure associated with the merger with PUB. On a quarterly basis, these fluctuations reflect the operating efficiencies achieved as a result of the merger.
     Salaries and employee benefits expenses decreased by $350,000, or 3.7 percent, and increased by $3.8 million, or 16.4 percent, respectively, from $9.5 million and $23.1 million, respectively, for the three and nine months ended September 30, 2004 to $9.2 million and $26.9 million, respectively, for three and nine months ended September 30, 2005. For the three months ended September 30, 2005, the average number of employees decreased by 37, or 6.5 percent, to 533, compared to 570 for the three months ended September 30, 2004. The increase for the nine months ended September 30, 2005 was due to the increase in the number of employees following the acquisition of PUB and an increase in bonus accruals of $1.8 million.
     Occupancy and equipment expenses decreased by $120,000, or 5.2 percent, and increased by $765,000, or 13.2 percent, respectively, from $2.3 million and $5.8 million, respectively, for the three and nine months ended September 30, 2004 to $2.2 million and $6.6 million, respectively, for three and nine months ended September 30, 2005. This increase was due to the acquisition of twelve former PUB branches as of April 30, 2004 and the subsequent closure of four branches in October 2004 and one additional branch closure in January 2005.

     Data processing expense decreased by $189,000, or 13.1 percent, and increased by $337,000, or 10.1 percent, respectively, from $1.4 million and $3.3 million, respectively, for the three and nine months ended September 30, 2004 to $1.3 million and $3.7 million, respectively, for three and nine months ended September 30, 2005. The decrease for the three months ended September 30, 2005 was due to costs incurred through August 2004 to operate duplicate data processing systems following the merger with PUB and the cost to convert to a common system. For the nine months ended September 30, 2005, the additional expense was incurred mainly due to an increase in loan and deposits volume related to the acquisition.
     Supplies and communications expense decreased by $422,000, or 43.0 percent, and $92,000, or 4.7 percent, respectively, from $981,000 and $2.0 million, respectively, for the three and nine months ended September 30, 2004 to $559,000 and $1.9 million, respectively, for three and nine months ended September 30, 2005. The decrease for the three months ended September 30, 2005 was due to one-time costs incurred immediately following the merger with PUB.
     Core deposit premium amortization increased by $8,000, or 1.2 percent, and $955,000, or 80.6 percent, respectively, from $686,000 and $1,185,000, respectively, for the three and nine months ended September 30, 2004 to $694,000 and $2.1 million, respectively, for three and nine months ended September 30, 2005. The increase is attributable to the core deposits acquired in the merger with PUB.
     The decrease in fair value of embedded option associated with the Bank’s CD products that are linked to the S&P 500 and a basket of Asian currencies was $173,000 and $748,000 for the three and nine months ended September 30, 2005, respectively. There was no associated expense in 2004.
     For the nine months ended September 30, 2005, merger-related expenses were a credit of $509,000, compared to $2.1 million for the nine months ended September 30, 2004, a decrease of 124.8 percent. The $509,000 credit in merger-related expenses for the nine months ended September 30, 2005 was due to the reversal of restructuring reserves that were no longer needed.
Provision for Income Taxes
     For the three and nine months ended September 30, 2005, we recognized provisions for income taxes of $9.2 million and $27.3 million, respectively, on net income before tax of $24.2 million and $70.7 million, respectively, representing an effective tax rate of 38.1 percent and 38.7 percent, respectively. The tax rate for the three- and nine-month periods ended September 30, 2004 was 39.0 percent. In the third quarter of 2005, we recognized certain affordable housing investment and Enterprise Zone tax credits, which reduced our effective tax rate by 0.7 percent.

FINANCIAL CONDITION
Summary of Changes in Balance Sheets — September 30, 2005 Compared to December 31, 2004
     As of September 30, 2005, total assets were $3.37 billion, an increase of $264.2 million, or 8.5 percent, from the December 31, 2004 balance of $3.10 billion. The increase in assets was mainly funded by deposits, which increased by $218.0 million, or 8.6 percent, to $2.75 billion at September 30, 2005 from $2.53 billion at December 31, 2004, and additional borrowings, which increased by $17.6 million, or 25.5 percent, to $86.9 million at September 30, 2005 from $69.3 million at December 31, 2004. Loans increased by $224.1 million, or 10.0 percent, to $2.46 billion at September 30, 2005 from $2.23 billion at December 31, 2004. Investment securities decreased $20.7 million, or 4.9 percent, to $398.3 million at September 30, 2005 from $419.0 million at December 31, 2004.
Investment Securities
     Securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “securities held to maturity.” All other securities are classified as “available for sale.” There were no trading securities at September 30, 2005. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and securities available for sale are stated at fair value. The securities currently held consist primarily of U.S. agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.
     As of September 30, 2005, securities held to maturity totaled $1.1 million and securities available for sale totaled $397.2 million, compared to $1.1 million and $417.9 million, respectively, at December 31, 2004.

	September 30, 2005			December 31, 2004
			Unrealized			Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Held to Maturity:
Municipal Bonds	$692	$692	$—	$691	$691	$—
Mortgage-Backed Securities	363	367	4	399	402	3

Total Held to Maturity	$1,055	$1,059	$4	$1,090	$1,093	$3

Available for Sale:
Mortgage-Backed Securities	$130,863	$129,588	$(1,275)	$148,706	$149,174	$468
U.S. Government Agency Securities	104,560	103,283	(1,277)	89,345	89,677	332
Collateralized Mortgage Obligations	78,632	77,284	(1,348)	93,172	92,539	(633)
Municipal Bonds	71,665	73,793	2,128	71,771	73,616	1,845
Corporate Bonds	8,271	8,235	(36)	8,380	8,444	64
Other Securities	4,999	5,036	37	4,437	4,433	(4)

Total Available for Sale	$398,990	$397,219	$(1,771)	$415,811	$417,883	$2,072

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2005 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities, and the various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2005. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, the Company has the ability, and management intends, to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2005 are not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2005 are warranted.

     The following table summarizes the maturity and/or repricing schedule for investment securities and their weighted-average yield as of September 30, 2005:

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Mortgage-Backed Securities (1)	$54,464	3.82%	$38,437	4.26%	$32,103	4.31%	$4,947	5.04%
Obligations of Other U.S. Government Agencies	14,853	2.74%	88,430	3.92%	—	—	—	—
Collateralized Mortgage Obligations (1)	16,079	2.93%	56,569	3.69%	4,636	3.86%	—	—
Obligations of State and Local Political Subdivisions (2)	386	7.53%	1,423	4.94%	7,151	6.01%	65,525	6.20%
Corporate Bonds	—	—	8,235	4.29%	—	—	—	—
Other Securities	5,036	6.54%	—	—	—	—	—	—

	$90,818	3.65%	$193,094	3.94%	$43,890	4.54%	$70,472	6.12%

(1)	Collateralized mortgage obligations and mortgage-backed securities have contractual maturities through 2034. The above table is based on the expected prepayment schedule.

(2)	The yield on obligations of state and local political subdivisions has been computed on a tax-equivalent basis, using an effective marginal rate of 32 percent.
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
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2005	2004	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$742,449	$783,539	$(41,090)	(5.2%)
Construction	137,994	92,521	45,473	49.1%
Residential Property (1)	86,582	80,786	5,796	7.2%

Total Real Estate Loans	967,025	956,846	10,179	1.1%

Commercial and Industrial Loans:
Commercial Term Loans	932,954	754,108	178,846	23.7%
Commercial Lines of Credit	223,463	201,940	21,523	10.7%
SBA Loans (2)	163,142	166,285	(3,143)	(1.9%)
International Loans	109,149	95,936	13,213	13.8%

Total Commercial and Industrial Loans	1,428,708	1,218,269	210,439	17.3%

Consumer Loans	91,799	87,526	4,273	4.9%

Total Loans — Gross	2,487,532	2,262,641	224,891	9.9%

Deferred Loan Fees	(4,061)	(5,097)	1,036	(20.3%)
Allowance for Loan Losses	(24,523)	(22,702)	(1,821)	8.0%

Net Loans Receivable	$2,458,948	$2,234,842	$224,106	10.0%

(1)	Amount includes mortgage loans held for sale, at the lower of cost or market, of $375,000 and $0 at September 30, 2005 and December 31, 2004, respectively.

(2)	Amount includes SBA loans held for sale, at the lower of cost or market, of $0 and $3.9 million at September 30, 2005 and December 31, 2004, respectively.

     At September 30, 2005 and December 31, 2004, loans, net of deferred loan fees and allowance for loan losses, totaled $2.46 billion and $2.23 billion, respectively. Real estate loans, comprising commercial property, residential property and construction loans, increased $10.2 million, or 1.1 percent, to $967.0 million at September 30, 2005 from $956.8 million at December 31, 2004. The slight increase in the real estate loan portfolio reflects management’s emphasis on controlling exposure to concentrations in commercial real estate loans.
     Total commercial and industrial loans, composed of commercial term loans and lines of credit, trade financing and SBA loans, were $1.43 billion at September 30, 2005, which represented an increase of $210.4 million, or 17.3 percent, from $1.22 billion at December 31, 2004. The increase was primarily due to growth in commercial term loans and commercial lines of credit.
     Consumer loans increased $4.3 million, or 4.9 percent, to $91.8 million at September 30, 2005 from $87.5 million at December 31, 2004.
     As of September 30, 2005, there were $260.3 million of loans outstanding, or 10.46 percent of total gross loans outstanding, to borrowers who were involved in the accommodation industry. There was no other concentration of loans to any one type of industry exceeding 10 percent of total gross loans.
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
     The table below shows the composition of non-performing assets as of the dates indicated.

	September 30,	December 31,	Increase/(Decrease)
	2005	2004	Amount	Percentage
	(Dollars in Thousands)
Non-Accrual Loans	$7,622	$5,806	$1,816	31.3%
Loans 90 Days or More Past Due and Still Accruing	270	208	62	29.8%

Total Non-Performing Loans	7,892	6,014	1,878	31.2%
Other Real Estate Owned	—	—	—	—

Total Non-Performing Assets	$7,892	$6,014	$1,878	31.2%

     At September 30, 2005, accruing loans 90 days past due or more were $270,000, an increase of $62,000 from $208,000 at December 31, 2004. Non-accrual loans were $7.6 million at September 30, 2005, an increase of $1.8 million compared to $5.8 million at December 31, 2004. The increase was due primarily to three loans, totaling $2.2 million, being placed on non-accrual status in the third quarter. We believe that these three loans became non-performing due to the particular circumstances surrounding these loans and do not reflect a widespread decline in credit quality.

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
     On a quarterly basis, we utilize a migration analysis model and individual loan review analysis tools as starting points for determining the adequacy of the allowance for loan losses and allowance for off-balance sheet items. Our loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e., “pass,” “special mention,” “substandard” and “doubtful”) for each loan type, except for certain consumer loans (automobile, mortgage and credit cards) that are analyzed as homogeneous loan pools. The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.
     As of September 30, 2005, the allowance for loan losses was $24.5 million, an increase of $1.8 million, or 8.0 percent, compared to $22.7 million at December 31, 2004. The increase in the allowance for loan losses is attributable to specific provisions associated with an increase of $1.8 million in certain non-accrual loans in the third quarter of 2005 and an increase in the general provision requirements caused by the migration of risk ratings, particularly with respect to non-accrual loans. As of September 30, 2005, the allowance for off-balance sheet items was $2.0 million, an increase of $224,000, or 12.4 percent, compared to $1.8 million at December 31, 2004.
     The loan loss estimation is based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan-related or policy-related issues.

     We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the foregoing analysis, taking into account management’s judgment. This methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of September 30, 2005.

	As of and for the
	Three Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$22,049	$23,608

Charge-Offs	(861)	(1,608)
Recoveries on Loans Previously Charged Off	266	150

Net Loan Charge-Offs	(595)	(1,458)

Provision Charged to Operating Expenses	3,069	—

Balance at End of Period	$24,523	$22,150

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$1,936	$1,800
Provision Charged to Operating Expenses	88	—

Balance at End of Period	$2,024	$1,800

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.10%	0.25%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.09%	0.25%
Allowance for Loan Losses to Average Total Gross Loans	1.00%	0.97%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.99%	0.97%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	9.63%	26.19%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	18.85%	—
Allowance for Loan Losses to Non-Performing Loans	310.73%	327.23%

Balances:
Average Total Gross Loans Outstanding During Period	$2,460,221	$2,274,574
Total Gross Loans Outstanding at End of Period	$2,487,532	$2,279,062
Non-Performing Loans at End of Period	$7,892	$6,769

(1)	Net loan charge-offs annualized to calculate the ratios.

	As of and for the
	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$22,702	$13,349

Allowance for Loan Losses – PUB Acquisition	—	10,566

Charge-Offs	(3,842)	(4,445)
Recoveries on Loans Previously Charged Off	2,144	1,345

Net Loan Charge-Offs	(1,698)	(3,100)

Provision Charged to Operating Expenses	3,519	1,335

Balance at End of Period	$24,523	$22,150

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$1,800	$1,385
Provision Charged to Operating Expenses	224	415

Balance at End of Period	$2,024	$1,800

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.10%	0.23%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.09%	0.18%
Allowance for Loan Losses to Average Total Gross Loans	1.04%	1.21%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.99%	0.97%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	9.26%	18.76%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	45.36%	177.14%
Allowance for Loan Losses to Non-Performing Loans	310.73%	327.23%

Balances:
Average Total Gross Loans Outstanding During Period	$2,348,706	$1,825,055
Total Gross Loans Outstanding at End of Period	$2,487,532	$2,279,062
Non-Performing Loans at End of Period	$7,892	$6,769

(1)	Net loan charge-offs annualized to calculate the ratios.
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

Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2005	2004	Amount	Percentage
		(Dollars in Thousands)
Deposits:
Noninterest-Bearing	$764,380	$729,583	$34,797	4.8%
Interest-Bearing:
Money Market Checking	506,843	613,662	(106,819)	(17.4%)
Savings	127,349	153,862	(26,513)	(17.2%)
Time Deposits of $100,000 or More	1,089,917	756,580	333,337	44.1%
Other Time Deposits	258,281	275,120	(16,839)	(6.1%)

Total Deposits	$2,746,770	$2,528,807	$217,963	8.6%

     Demand deposits increased $34.8 million, or 4.8 percent, to $764.4 million at September 30, 2005 from $729.6 million at December 31, 2004. This increase was due to continued efforts to increase the net interest margin by changing the deposit composition mix between interest-bearing and noninterest-bearing accounts. Money market checking, savings and other time deposits decreased $106.8 million, or 17.4 percent, $26.5 million, or 17.2 percent, and $16.8 million, or 6.1 percent, respectively, to $506.8 million, $127.3 million and $258.3 million, respectively, at September 30, 2005 from $613.7 million, $153.9 million and $275.1 million, respectively, at December 31, 2004. These accounts decreased because customers shifted their balances into higher yielding certificates of deposit. Time deposits of $100,000 or more increased $333.3 million, or 44.1 percent, to $1.09 billion at September 30, 2005 from $756.6 million at December 31, 2004. This shift reflected the higher market interest rates in effect during the third quarter of 2005. In order to retain customers, the Bank adjusted its rates offered to its most valued customers to levels comparable to those offered by its competitors.
Borrowings
     At September 30, 2005 and December 31, 2004, total borrowings were $169.3 million and $151.7 million, respectively. Borrowings consisted of advances from the Federal Home Loan Bank of San Francisco (“FHLB”), overnight federal funds and junior subordinated debentures associated with trust preferred securities.
     At September 30, 2005 and December 31, 2004, advances from the FHLB were $68.6 million and $66.4 million, respectively. Junior subordinated debentures totaled $82.4 million at September 30, 2005 and December 31, 2004. Among the total borrowings, as of September 30, 2005, short-term borrowings with a remaining maturity of less than one year were $48.3 million, and the weighted-average interest rate thereon was 3.84 percent.
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
     Liquidity risk may occur when the Bank has few short-duration securities available for sale and/or is not capable of raising funds as quickly as necessary at acceptable rates in the capital or money markets. Also, a heavy and sudden increase in cash demands for loans and/or deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis to manage the liquidity position and to preempt any liquidity crisis. Nine specific statistics, which include the loans-to-assets ratio, off-balance sheet items and dependence on non-core deposits, foreign deposits, lines of credit and liquid assets, are reviewed regularly for liquidity management purposes.

     The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Bank. Since the primary objective of the investment portfolio is to ensure proper liquidity of the Bank, management maintains appropriate levels of liquid assets to avoid exposure to higher than necessary liquidity risk.
     At September 30, 2005, short-term investments totaled 3.3 percent of total assets, compared to 4.8 percent at December 31, 2004. Core deposits, expressed as a percentage of total assets, decreased slightly to 36.3 percent at September 30, 2005 from 41.1 percent at December 31, 2004, while short-term non-core funding as a percentage of total assets increased to 40.9 percent at September 30, 2005 from 33.2 percent at December 31, 2004. The ratio of short-term investments to short-term non-core funding decreased slightly to 19.1 percent at September 30, 2005 from 22.6 percent at December 31, 2004. Off-balance sheet items, primarily unused credit lines, as a percentage of total assets increased to 17.8 percent at September 30, 2005 from 15.0 percent at December 31, 2004.
     The Bank saw a decline in the demand for loans at the beginning of the first quarter of 2005, but the demand for loans increased toward the end of the first quarter and continued through the third quarter of 2005. Net loans as a percentage of total assets increased to 73.0 percent at September 30, 2005 from 72.0 percent at December 31, 2004.
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total shareholders’ equity was $416.0 million at September 30, 2005, which represented an increase of $16.1 million, or 4.0 percent, over total shareholders’ equity of $399.9 million at December 31, 2004.
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
     At September 30, 2005, Hanmi Financial’s Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $279.2 million. This represented an increase of $22.0 million, or 8.6 percent, over Tier 1 capital of $257.2 million at December 31, 2004. The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of September 30, 2005:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$305,737	11.55%	$211,729	8.00%	N/A	N/A
Hanmi Bank	$303,504	11.49%	$211,310	8.00%	$264,137	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$279,173	10.55%	$105,864	4.00%	N/A	N/A
Hanmi Bank	$276,940	10.48%	$105,655	4.00%	$158,482	6.00%
Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$279,173	9.07%	$123,155	4.00%	N/A	N/A
Hanmi Bank	$276,940	9.01%	$122,953	4.00%	$153,691	5.00%
Dividends
     On September 22, 2005, we declared a quarterly cash dividend of $0.05 per common share for the third quarter of 2005. The dividend was paid on October 17, 2005. Future dividend payments are subject to the future earnings and legal requirements and the discretion of the Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 5 — Off-Balance Sheet Arrangements” of Notes to Consolidated Financial Statements and “Item 1. Business – Small Business Administration Guaranteed Loans” and “Item 1. Business – Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
     The following table shows the status of the gap position as of September 30, 2005:

		After	After One
		Three	Year But
	Within	Months	Within	After	Non-
	Three	But Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
Assets:
Cash (Noninterest-Earning)	$—	$—	$—	$—	$112,233	$112,233
Federal Funds Sold	62,000	—	—	—	—	62,000
FRB and FHLB Stock	—	—	—	24,251	—	24,251
Securities:
Fixed Rate	10,907	28,881	193,094	114,361	—	347,243
Floating Rate	7,580	—	35,076	8,375	—	51,031
Loans:
Fixed Rate	26,800	41,100	229,812	121,383	—	419,095
Floating Rate	2,033,023	11,420	16,894	—	—	2,061,337
Non-Accrual	—	—	—	—	7,622	7,622
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(29,106)	(29,106)
Derivatives	(70,000)	—	70,000	—	—	—
Other Assets	—	22,498	—	6,327	283,857	312,682

Total Assets	$2,070,310	$103,899	$544,876	$274,697	$374,606	$3,368,388

Liabilities
Deposits:
Demand Deposits	$76,088	$198,840	$420,623	$68,829	$—	$764,380
Money Market Checking	67,568	167,662	214,989	56,624	—	506,843
Savings	14,867	43,312	60,721	8,449	—	127,349
Time Deposits:
Fixed Rate	474,741	696,725	18,461	178	—	1,190,105
Floating Rate	158,093	—	—	—	—	158,093
Other Borrowed Funds	38,302	10,000	33,449	5,180	—	86,931
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Fair Value Swaps	24,019	(24,019)	—	—	—	—
Other Liabilities	—	—	—	—	36,275	36,275
Shareholders’ Equity	—	—	—	—	416,006	416,006

Total Liabilities and Shareholders’ Equity	$936,084	$1,092,520	$748,243	$139,260	$452,281	$3,368,388

Repricing Gap	$1,134,226	$(988,621)	$(203,367)	$135,437	$(77,675)
Cumulative Repricing Gap	$1,134,226	$145,605	$(57,762)	$77,675	$—
Cumulative Repricing Gap as a Percentage of Total Assets	33.67%	4.32%	(1.71%)	2.31%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	38.25%	4.91%	(1.95%)	2.62%	—

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
     On September 30, 2005, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 38.25 percent. This was a decrease from the previous quarter’s figure of 41.95 percent. The decrease was primarily caused by increase in time deposits and a decrease in loans, which were partially offset by a decrease in other borrowed funds. The cumulative repricing gap as a percentage of interest-earning assets in the three to twelve-month period moved significantly lower, reaching 4.91 percent as compared to 14.31 percent in the previous quarter. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (13.27) percent. The floating gap position in the less-than-one year period was 12.88 percent.
     The following table summarizes the status of the gap position as of the dates indicated:

	Less than Three Months		Three to Twelve Months
	September 30,	June 30,	September 30,	June 30,
	2005	2005	2005	2005
		(Dollars in Thousands)
Cumulative Repricing Gap	$1,134,226	$1,202,927	$145,605	$410,296
Percentage of Total Assets	33.67%	36.99%	4.32%	12.62%
Percentage of Interest-Earning Assets	38.25%	41.95%	4.91%	14.31%
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
     From time to time, the Bank has offered CD products that have offered costumers CD rates that are tied to market indexes, including the S&P 500 Index and foreign currencies. In order to hedge the market risk associated with the embedded options inherent in them, the Bank has entered into equity and currency swap contracts that are accounted for at market value. Management believes these swaps effectively hedge the economic risk associated with these CD products, but the swaps do not qualify for hedge accounting treatment under GAAP.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Chief Executive Officer and Principal Financial Officer directly supervised and participated in evaluating the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 and concluded that these controls and procedures were effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
(d)
	(a)			(c)	Maximum Number or
	Total		(b)	Total Number of	(Approximate Dollar
	Number		Average	Shares (or Units)	Value) of Shares (or
	of Shares		Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)		Per Share	Publicly Announced	Purchased Under the
Period	Purchased		(or Unit)	Plans or Programs	Plans or Programs
July 1, 2005 to July 31, 2005	—		—	—	$—
August 1, 2005 to August 31, 2005	1,163,000	(1)	$17.20	—	—
September 1, 2005 to September 30, 2005	—		—	—	—

Total	1,163,000		$17.20	—	$—

(1)	Shares were purchased from Korea Exchange Bank (“KEB”). Following this transaction, KEB continued to own approximately 1.18 million shares of Hanmi’s common stock. KEB acquired its position in Hanmi Financial Corporation at the time of Hanmi’s April 2004 acquisition of Pacific Union Bank, in which KEB was a shareholder. KEB’s Hanmi shares are the subject of a shelf registration statement that was declared effective in September 2004.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
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

HANMI FINANCIAL CORPORATION
Date: November 9, 2005	By:	/s/ Sung Won Sohn, Ph.D.
Sung Won Sohn, Ph.D.
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Michael J. Winiarski
Michael J. Winiarski
Senior Vice President and Chief Financial Officer