Form 10-K
period 2005-12-31
HANMI FINANCIAL CORP
filed 2006-03-16
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Exchange Act Rule 12b-2.
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $670,043,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 28, 2006 was 48,851,968 shares.

Documents Incorporated By Reference Herein:  Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2005, is incorporated by reference into Part III of this report.

HANMI FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For a discussion of some of the factors that might cause such a difference, see “Item 1A. Risk Factors.”

PART I

ITEM 1.	BUSINESS

General

Hanmi Financial Corporation (“Hanmi Financial”, “we” or “us”) is a Delaware corporation incorporated on March 14, 2000 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for Hanmi Bank (the “Bank”). Hanmi Financial became the holding company for the Bank in June 2000 and is subject to the Bank Holding Company Act of 1956, as amended. Our principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, and our telephone number is (213) 382-2200.

Hanmi Bank, our primary subsidiary, was incorporated under the laws of the State of California on August 24, 1981 and was licensed by the California Department of Financial Institutions (“DFI”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof, and the Bank is a member of the Federal Reserve System. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

Hanmi Bank is a community bank conducting general business banking, with its primary market encompassing the multi-ethnic population of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. On April 30, 2004, we completed the acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that also served primarily the Korean-American community. At December 31, 2005, the Bank had 22 full-service branch offices in California and four loan production offices in California, Illinois, Virginia and Washington.

Our revenues are derived primarily from interest on our loan and securities portfolios and service charges on deposit accounts. A summary of revenues for the periods indicated follows:

	For the Years Ended December 31,
	2005		2004		2003
	(Dollars in thousands)

Interest and Fees on Loans	$179,011	77.4%	$116,811	72.2%	$64,505	66.2%
Interest on Investments	18,507	8.0%	17,372	10.7%	12,410	12.7%
Other Interest Income	1,589	0.7%	183	0.1%	502	0.5%
Service Charges on Deposit Accounts	15,782	6.8%	14,441	8.9%	10,339	10.6%
Other Non-Interest Income	16,434	7.1%	12,958	8.1%	9,683	10.0%

Total Revenues	$231,323	100.0%	$161,765	100.0%	$97,439	100.0%

Business Combination

On April 30, 2004, we completed the acquisition of PUB and merged PUB with Hanmi Bank. We paid $164.5 million in cash to acquire 5,537,431 of the PUB shares owned by Korea Exchange Bank. All of the remaining PUB shares were converted in the acquisition into shares of Hanmi Financial’s common stock based on an exchange ratio of 2.312 shares for each PUB share.

Immediately prior to the completion of the acquisition, we issued a total of 7,894,738 shares of our common stock pursuant to a private placement for total proceeds of $75,000,000 before expenses and placement fees. Because of the issuance of shares in the merger and the private placement, as well as normal stock option activity, the number of outstanding shares increased to 49,330,704 as of December 31, 2004.

In addition, all outstanding PUB employee stock options were converted into 137,414 options to purchase Hanmi Financial stock valued at $1.1 million in total. Based on Hanmi Financial’s average price of $12.53 for the five-day trading period from April 28, 2004 through May 4, 2004, the total consideration paid for PUB was $324.7 million and resulted in the recognition of goodwill aggregating $207.2 million. Net assets acquired totaled $324.7 million.

The post-merger integration of PUB’s operations was completed substantially as planned. During the third quarter of 2004, we successfully completed the conversion of PUB’s core loan, deposits and general ledger data processing systems onto Hanmi Bank’s platform. On October 4, 2004, the Bank closed four redundant branches, bringing the total number of branches to 23. On January 22, 2005, the Bank closed an additional branch, as planned, and completed its post-merger staff reduction program.

Following the acquisition of PUB, management initiated and approved plans to restructure the operations of the existing Bank and PUB branch networks and corporate headquarters to eliminate duplicative facilities, streamline operations and reduce costs. Through December 31, 2005, 54 employees had been terminated.

For further discussion of the financial effects of the merger, see “Notes to Consolidated Financial Statements, Note 2 — Business Combinations.”

Market Area

Hanmi Bank historically has provided its banking services through its branch network, located primarily in the Koreatown area of Los Angeles, to a wide variety of small- to medium-sized businesses. In recent years, it has expanded its service areas through de novo branching to Orange County, Santa Clara and San Diego and through acquisition to San Francisco and Seattle. Throughout the Bank’s service area, competition is intense for both loans and deposits. While the market is dominated by a few nationwide banks with many offices operating over a wide geographic area, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions, the Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. Substantially all of our assets are located in, and substantially all of our revenues are derived from clients located within, the State of California.

In September 2005, the Bank opened loan production offices in Newark, California; Chicago, Illinois and Annandale, Virginia. These offices will expand our geographic coverage by providing SBA, real estate and commercial and industrial loans. The Bank also has a loan production office in Seattle, Washington. We plan to continue to expand our business services by opening additional loan production offices throughout the United States. The Bank is a preferred SBA lender in the following SBA districts: Los Angeles, Santa Ana, San Diego, Fresno, San Francisco, Sacramento, Portland, Seattle, Spokane, Anchorage, Denver, Dallas, Houston, Illinois, Georgia, Florida, Virginia, Washington, D.C., Maryland, New Jersey and New York.

Lending Activities

Hanmi Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include commercial loans, Small Business Administration (“SBA”) guaranteed loans, loans secured by real estate (commercial mortgage loans, real estate construction loans and residential mortgage loans) and consumer loans.

Commercial Loans

Hanmi Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the origination of commercial loans is in Los Angeles and Orange Counties, and loan maturities are normally 12 to 60 months. Hanmi Bank requires a complete credit underwriting before considering any extension of credit. The Bank finances primarily small and middle market businesses in a wide spectrum of industries. Short-term business loans generally are intended to finance current operations and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

In general, it is the intent of Hanmi Bank to take collateral whenever possible, regardless of the loan purpose(s). Collateral may include liens on inventory, accounts receivable, fixtures and equipment, leasehold improvements and real estate. When real estate is the primary collateral, the Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. As a matter of policy, Hanmi Bank requires all principals of a business to be co-obligors on all loan instruments and all significant stockholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only Hanmi Bank debt, but also all outstanding business debt, without liquidating the collateral, based on historical earnings or reliable projections.

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

Small Business Administration Guaranteed Loans

Hanmi Bank originates loans qualifying for guarantees issued by the United States SBA, an independent agency of the Federal government. The SBA guarantees on such loans currently range from 75 percent to 85 percent of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75 percent. In general, the guaranteed percentage is less than 75 percent for loans over $1.3 million. Hanmi Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the loan is secured by a first deed of trust on real property, the Bank obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from 7 to 25 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, on the basis of historical earnings or reliable projections.

Hanmi Bank generally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA guaranteed loans that it originates. When Hanmi Bank sells a SBA loan, it may be obligated to repurchase the loan (for a period of 90 days after the sale) if the loan fails to comply with certain representations and warranties given by the Bank. The Bank is also obligated to repurchase the loan (before 120 days past due) if the loan is past due. Hanmi Bank retains the obligation to service the SBA loans, for which it receives servicing fees. The unsold portions of the SBA loans that remain owned by Hanmi Bank are included in Loans Receivable. As of December 31, 2005, Hanmi Bank had $155.5 million in SBA loans on its balance sheet, and was servicing $183.4 million of sold SBA loans.

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

Commercial Mortgage Loans — Hanmi Bank offers commercial real estate loans. These loans are generally collateralized by first deeds of trust. For these commercial mortgage loans, the Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional Appraisal Practice (the “USPAP”). Hanmi Bank also considers the cash flow from the business. The majority of the properties securing these loans are located in Los Angeles and Orange Counties.

Hanmi Bank’s commercial real estate loans are principally secured by investor-owned commercial buildings and owner-occupied commercial and industrial buildings. Generally, these types of loans are made for a period of up to seven years, with monthly payments based upon a portion of the principal plus interest, and with a loan-to-value ratio of 65 percent or less, using an adjustable rate indexed to the prime rate appearing in the West Coast edition of The Wall Street Journal (“WSJ Prime Rate”) or Hanmi Bank’s prime rate (“Bank Prime Rate”), as adjusted from time to time. Hanmi Bank also offers fixed-rate loans, including hybrid-fixed rate loans that are fixed for one to five years and convert to adjustable rate loans for the remaining term. Amortization schedules for commercial loans generally do not exceed 25 years.

Payments on loans secured by such properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the property securing the loan. The Bank seeks to manage these risks in a variety of ways, including vacancy and interest rate hike sensitivity analysis at the time of loan origination and quarterly risk assessment of total commercial real estate secured loan portfolio that includes most recent industry trends. When possible, the Bank also obtains corporate or individual guarantees from financially capable parties. Representatives of the Bank visit all of the properties securing the Bank’s real estate loans before the loans are approved. The Bank requires title insurance insuring the status of its lien on all of the real estate secured loans when a first or second trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. Hanmi Financial cannot assure that these procedures will protect against losses on loans secured by real property.

Real Estate Construction Loans — Hanmi Bank finances the construction of residential, multifamily, commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following characteristics:

•	maturities of two years or less;

•	a floating rate of interest based on the Bank Prime Rate or a nationally recognized index such as the WSJ Prime Rate;

•	minimum cash equity of 35 percent of project cost;

•	reserve of anticipated interest costs during construction or advance of fees;

•	first lien position on the underlying real estate;

•	loan-to-value ratios generally not exceeding 65 percent; and

•	recourse against the borrower or a guarantor in the event of default.

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

Residential Mortgage Loans — Hanmi Bank originates fixed rate and variable rate mortgage loans secured by one- to four-family properties with amortization schedules of 15 to 30 years and maturities of up to 30 years. The loan fees charged, interest rates and other provisions of the Bank’s residential loans are determined by an analysis of the Bank’s cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs. The Bank sells fixed rate mortgage loans to secondary market participants. The typical turn-around time from origination to sale is between 30 and 90 days. The interest rate and the price of the loan are typically agreed to prior to the loan origination.

Consumer Loans

Consumer loans are extended for a variety of purposes. Most are for the purchase of automobiles. Other consumer loans include secured and unsecured personal loans, home improvement loans, equity lines, overdraft protection loans, unsecured lines of credit and credit cards. Management assesses the borrower’s creditworthiness and ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Most of Hanmi Bank’s loans to individuals are repayable on an installment basis.

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

Lending Procedures and Loan Approval Process

Loan applications may be approved by the Board of Directors’ Loan Committee, or by Hanmi Bank’s management or lending officers to the extent of their lending authority. Individual lending authority is granted to the Chief Credit Officer and the Deputy Chief Credit Officer. In early 2006, the Bank granted lending authority to certain additional officers including Branch Managers and the line managers to whom they report. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to Hanmi Bank’s Management Credit Committee and, for those in excess of the Management Credit Committee’s approval limits, to the Board of Directors’ Loan Committee.

At December 31, 2005, Hanmi Bank’s authorized legal lending limits were $47.7 million for unsecured loans plus an additional $31.8 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount that exceeds 15 percent of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10 percent on a secured basis. Hanmi Bank’s primary capital plus allowance for loan losses at December 31, 2005 totaled $318.1 million.

The highest management lending authority at Hanmi Bank is the combined administrative lending authority for unsecured lending of $3.0 million and secured lending of $5.0 million, which requires the approval and signatures of the Management Credit Committee, composed of the Chief Executive Officer, the Chief Credit Officer, the Deputy Chief Credit Officer, the Manager of the Capital Markets Group and the Credit Administrator. The next highest lending authority is $1.0 million for the Chief Credit Officer and Deputy Chief Credit Officer. All other individual lending authority is substantially less.

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

Other Real Estate Owned (“OREO”) — This category of non-performing assets consists of real estate to which the Bank has taken title by foreclosure or by taking a deed in lieu of foreclosure from the borrower. Before the Bank takes title to OREO, it generally obtains an environmental review.

Substandard and Doubtful Loans — Hanmi Bank monitors all loans in the loan portfolio to identify problem credits. Additionally, as an integral part of the credit review process, credit reviews are performed by inside loan review officers throughout the year to assure accuracy of documentation and the identification of problem credits. The DFI and the Federal Reserve Bank of San Francisco (“FRB”) also review Hanmi Bank and its loans during annual safety and soundness examinations.

Hanmi Bank has three classifications for problem loans:

Substandard — An asset is classified as “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower, or by the collateral pledged, if any. Credits in this category have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that Hanmi Bank will sustain some loss if the deficiencies are not corrected.

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

Another category, designated as “special mention,” is maintained for loans that do not currently expose Hanmi Bank to so significant a degree of risk as to warrant classification as “substandard,” “doubtful” or “loss,” but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

Impaired Loans — Hanmi Bank defines impaired loans, regardless of past-due status, as those on which principal and interest are not expected to be collected under the original contractual repayment terms and/or loans that are troubled debt restructurings. Hanmi Bank charges off an impaired loan at the time management believes that the collection process has been exhausted. Hanmi Bank measures impaired loans based on the present value of future cash flows discounted at the loan’s effective rate, and the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. At December 31, 2005, $10.8 million of loans were impaired, $10.1 million of which were also on non-accrual status. The allowance for loan losses related to impaired loans was $5.0 million at December 31, 2005.

Except as disclosed above, as of December 31, 2005, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan repayment terms. However, no assurance can be given that there are no current credit problems that have not been brought to the attention of management. See “Allowance for Loan Losses, Allowance for Off-Balance Sheet Items and Provision for Credit Losses.”

Allowance for Loan Losses, Allowance for Off-Balance Sheet Items and Provision for Credit Losses

Hanmi Bank maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In addition, the Bank maintains an allowance for off-balance sheet items associated with unfunded commitments. It is included within Other Liabilities on the Consolidated Statements of Financial Condition.

Hanmi Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses on a monthly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The DFI and/or the FRB require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

The Bank’s Chief Credit Officer reports monthly to the Bank’s Board of Directors and continuously reviews loan quality and loan classifications. These reports assist the Board in reviewing the levels of the allowance for loan losses and allowance for off-balance sheet items on a quarterly basis.

Deposits

We raise funds primarily through Hanmi Bank’s network of branches. The Bank attracts deposits by offering a wide variety of transaction and term accounts and personalized customer service. Accounts offered include business and personal checking accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts and certificates of deposit.

Website

We maintain an Internet website at www.hanmi.com. We make available free of charge on the website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Employees

As of December 31, 2005, we had 552 full-time equivalent employees. Our employees are not represented by a union or covered by a collective bargaining agreement.

Insurance

We maintain financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain damages.

Competition

The banking and financial services industry in California generally, and in Hanmi Bank’s market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, new competitors in the market, and the pace of consolidation among financial service providers. Hanmi Bank competes for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than does the Bank. In addition, recent Federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”

Among the advantages that the major banks have over Hanmi Bank is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in Hanmi Bank’s service areas offer specific services (for instance, trust services) that are not offered directly by Hanmi Bank. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than Hanmi Bank does.

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

Hanmi Bank’s major competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in Hanmi Bank’s service areas. Amongst these banks, Hanmi Bank is the largest, with a loan portfolio that is 71 percent larger than its nearest competitor’s loan portfolio, and a deposit portfolio that is 85 percent larger than its nearest competitor’s deposit portfolio. These banks compete for loans primarily through the interest rates and fees they charge and the convenience and quality of service they provide to borrowers. The principal bases of competition for deposits are the interest rate paid, convenience and service.

In order to compete with other financial institutions in its service area, Hanmi Bank relies principally upon local promotional activity, including advertising in the local media, personal contacts, direct mail and specialized services. The Bank’s promotional activities emphasize the advantages of dealing with a locally owned and headquartered institution attuned to the particular needs of the community.

Economic Conditions, Government Policies, Legislation and Regulation

Our profitability, like that of most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio, compose the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRS”). The FRS implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRS in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers, such as recent federal legislation permitting affiliations among commercial banks, insurance companies and securities firms. We cannot predict whether any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Supervision and Regulation.”

Supervision and Regulation

General — We are extensively regulated under both Federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the financial institution. Set forth below is a summary description of the material laws and regulations that relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

Hanmi Financial — As a financial holding company, we are subject to regulation and examination by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are required to file with the FRB periodic reports and such additional information as the FRB may require. The FRB’ bank holding company rating system emphasizes risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

The FRB may require us to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our banking subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain FRB approval prior to purchasing or redeeming our equity securities. Further, we are required by the FRB to maintain certain levels of capital. See “Capital Standards.”

We are required to obtain prior FRB approval for the acquisition of more than five percent of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of the company and another bank holding company.

We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than five percent of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to our subsidiaries. However, subject to the prior FRB approval, we may engage in any, or acquire shares of companies engaged in, activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. We may also engage in these and certain other activities pursuant to our election as a financial holding company.

It is the policy of the FRB that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank(s) and it may not conduct operations in an unsafe or unsound manner. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.

We are also a bank holding company within the meaning of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Financial Holding Companies — As a bank holding company that has elected to be a financial holding company, we may affiliate with securities firms and insurance companies and engage in other activities without prior FRB notice or approval that are determined to be financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

•	providing any device or other instrumentality for transferring money or other financial assets;

•	arranging, effecting or facilitating financial transactions for the account of third parties;

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency sales;

•	merchant banking investments; and

•	activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order to elect or retain financial holding company status, all of our depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Bank — As a California chartered bank which is a member of the Federal Reserve, we are subject to primary supervision, periodic examination, and regulation by the DFI and the Federal Reserve Board (the “FRB”), as well as certain regulations promulgated by the Federal Deposit Insurance Corporation (the “FDIC”). If, as a result of an examination of the Bank, the FRB or DFI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory or that we are violating or have violated any law or regulation, various remedies are available to the FRB, including the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in a revocation of the Bank’s charter. See “Safety and Soundness Standards.”

The DFI also possesses broad powers to take corrective and other supervisory actions to resolve the problems of California state-chartered banks. These enforcement powers include cease and desist orders, the imposition of fines, the ability to take possession of a bank and the ability to close and liquidate a bank.

Any changes in Federal or state banking laws or the regulations of the banking agencies could have a material adverse impact on us, the Bank and our operations. For example, in January, 2006, the Federal banking agencies jointly issued proposed guidance for banks and thrifts with high and increasing concentrations of commercial real estate (“CRE”) construction and development loans. The implementation of these guidelines in final form could result in increased reserves and capital costs for banks and thrifts with “CRE concentration.” The Bank’s CRE portfolio as of December 31, 2005 would not meet the definition of CRE concentration as set forth in the proposed guidelines.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in the many so-called “closely related to banking” or “non-banking” activities commonly conducted by national banks in operating subsidiaries, but also expanded financial activities to the same extent as a national bank. However, in order to form a financial subsidiary, the Bank must be well-capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development or investment or merchant banking.

Federal Home Loan Bank System — The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”). Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As a FHLB member, we are required to own a certain amount of capital stock in the FHLB. At December 31, 2005, we were in compliance with the stock requirements.

Interstate Banking and Branching — Banks have the ability, subject to certain state restrictions, to acquire by acquisition or merger branches outside their home states. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

The Sarbanes-Oxley Act of 2002 — The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls on, and reporting of, insider trading;

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances; and

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years.

The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date these costs have not had a material impact on our operations.

Dividends and Other Transfers of Funds — Dividends from the Bank constitute the principal source of income to Hanmi Financial, which is a legal entity separate and distinct from the Bank. A FRB policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the Federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Prompt Corrective Action and Other Enforcement Mechanisms” below.

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to Hanmi Financial by the Bank totaled $95.4 million at December 31, 2005. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Capital Standards — The Federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from zero percent for assets with low credit risk, such as certain U.S. Treasury securities, to 100 percent for assets with relatively high credit risk, such as business loans.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying non-cumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier I capital may consist of trust-preferred securities, subject to the FRB’s final rule adopted March 4, 2005, which changed the criteria and quantitative limits for inclusion of restricted core capital elements in Tier I capital. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8 percent and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4 percent. In addition to the risk-based guidelines, Federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3 percent.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the bank. The regulatory capital guidelines as well as our actual capitalization on a consolidated basis and for the Bank as of December 31, 2005 follow:

	Requirement
	Adequately	Well		Holding
	Capitalized	Capitalized	Bank	Company

Total Risk-Based Capital Ratio	8.0%	10.0%	11.98%	12.04%
Tier 1 Risk-Based Capital Ratio	4.0%	6.0%	10.96%	11.03%
Tier 1 Leverage Capital Ratio	4.0%	5.0%	9.06%	9.11%

The risk-based capital guidelines are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory in 2008 only for banks with over $250 billion in assets or total on-balance-sheet foreign exposure of $10 billion or more. Alternative capital requirements are under consideration by the U.S. Federal banking agencies for smaller U.S. banks which may be negatively impacted competitively by certain provisions of Basel II.

Prompt Corrective Action — Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall within any undercapitalized category. Each Federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios:

•	“well capitalized;”

•	“adequately capitalized;”

•	“undercapitalized;”

•	“significantly undercapitalized;” and

•	“critically undercapitalized.”

The regulations use an institution’s risk-based capital, leverage capital and tangible capital ratios to determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00 percent or more; its core capital to risk-weighted assets ratio is 6.00 percent or more; and its core capital to adjusted total assets ratio is 5.00 percent or more. At December 31, 2005, the Bank and Hanmi Financial had capital ratios that exceeded the required ratios for classification as “well-capitalized.”

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

Safety and Soundness Standards — In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the Federal regulators and/or state regulations for state banks, for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Further, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized — without the express permission of the institution’s primary regulator.

The Federal banking agencies have adopted guidelines designed to assist the Federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the Federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance — Through the BIF, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due principally to continued growth in deposits, the BIF is nearing its minimum ratio of 1.25 percent of insured deposits as mandated by law. If the ratio drops below 1.25 percent, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of the company’s subsidiary depository institutions could have a material adverse effect on the company’s earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2005 was 1.34 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

The enactment in February 2006, of the Federal Deposit Insurance Reform Act of 2006, or FDIRA, provides, among other things, for the merger of the BIF and the SAIF into the Deposit Insurance Fund; future inflation adjustment increases in the standard maximum deposit insurance amount of $100,000; the increase of retirement account coverage to $250,000; changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC is to issue regulations implementing the provisions of FDIRA. At this time it is uncertain what effect FDIRA and the forthcoming regulations will have on the Bank.

Loans-to-One Borrower Limitations — With certain limited exceptions, the maximum amount of obligations, secured and unsecured, that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 25 percent of the sum of the shareholders equity, allowance for loan losses, capital notes and debentures of the bank. Unsecured obligations may not exceed 15 percent of the sum of the shareholders equity, allowance for loan losses, capital notes and debentures of the bank.

Extensions of Credit to Insiders and Transactions with Affiliates — The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•	a bank’s or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10 percent of any class of voting securities);

•	any company controlled by any such executive officer, director or shareholder; or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Loans and leases extended to any of the above persons must comply with the loan-to-one-borrower limits, require prior full board approval when aggregate extensions of credit to the person exceed specified amounts, must be made on substantially the same terms (including interest rates and collateral) as, and follow credit-underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with non-insiders, and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, Regulation O provides that the aggregate limit on extensions of credit to all insiders of a bank as a group cannot exceed the bank’s unimpaired capital and unimpaired surplus. Regulation O also prohibits a bank from paying an overdraft on an account of an executive officer or director, except pursuant to a written pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or a written pre-authorized transfer of funds from another account of the officer or director at the bank.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments to or in any affiliate are limited, individually, to 10.0 percent of our capital and surplus (as defined by Federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0 percent of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies, sister banks, sponsored and advised companies, investment companies whereby the Bank’s affiliate serves as investment advisor, and financial subsidiaries of the Bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of Federal law and the supervisory authority of the Federal and state banking agencies. See “Prompt Corrective Action” and “Safety and Soundness Standards.”

USA PATRIOT Act — The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as additional enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions, foreign customers and private banking customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which include:

•	the establishment of a customer identification program;

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such actions could have serious reputation consequences for the Company and the Bank.

Consumer Protection Laws and Regulations — Examination and enforcement by the bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The Bank is subject to many Federal consumer protection statutes and regulations, some of which are discussed below.

The Home Ownership and Equal Protection Act of 1994, or HOEPA, requires extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and/or

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve regulations and Office of the Comptroller of the Currency guidelines aimed at curbing predatory lending significantly widen the pool of high cost home secured loans covered by HOEPA. In addition, the regulations bar certain refinances within a year with another loan subject to HOEPA by the same lender or loan servicer. Lenders also will be presumed to have violated the law —  which says loans should not be made to people unable to repay them — unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

Privacy policies are required by Federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to those rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

In addition, state laws may impose more restrictive limitations on the ability of financial institution to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed to certain non-affiliated third parties.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a Federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Community Reinvestment Act, or CRA, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the Federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of

“substantial non-compliance.” In its last examination for CRA compliance, as of August 30, 2004, the Bank was rated “Satisfactory.”

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting for 2004 of certain pricing data with respect to higher priced mortgage loans. The expanded 2004 HMDA data is being reviewed by Federal banking agencies and others from a fair lending perspective. We do not expect that the HMDA data reported by the Bank for 2005 will raise material issues regarding the Bank’s compliance with the fair lending laws.

The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

Due to heightened regulatory concern related to compliance with HOEPA, FACT, ECOA, TILA, FH Act, CRA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

ITEM 1A.	RISK FACTORS

In addition to other factors set forth herein, below is a discussion of certain factors that may affect our financial operations and should be considered in evaluating us:

Our Southern California business focus and economic conditions in Southern California could adversely affect our operations.  Hanmi Bank’s operations are located primarily in Los Angeles and Orange counties. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. Deterioration in economic conditions in Hanmi Bank’s market area, or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of Hanmi Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.

Our concentrations in commercial real estate loans located primarily in Southern California could have adverse effects on credit quality.  Approximately 35.5 percent of the Bank’s loan portfolio consists of commercial real estate and construction loans, primarily in Southern California. As a result of this concentration, a deterioration of the Southern California commercial real estate market could have adverse consequences for the Bank. Among the factors that could contribute to such a decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.

Our earnings are affected by changing interest rates.  Changes in interest rates affect the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on our financial condition and results of operations.

We are subject to government regulations that could limit or restrict our activities, which in turn could adversely affect our operations.  The financial services industry is subject to extensive Federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of existing laws may cause our results to differ materially. Further, Federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions and a material change in these conditions could have a material adverse affect on our financial condition and results of operations.

Competition may adversely affect our performance.  The banking and financial services businesses in our market areas are highly competitive. We face competition in attracting deposits, in making loans and attracting and retaining employees. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, new competitors in the market, and the pace of consolidation among financial services providers. Our results in the future may differ depending upon the nature and level of competition.

If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain losses.  A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. The office is leased pursuant to a five-year term lease, which expires on November 30, 2008.

The following table sets forth information about our offices:

	Type of			Owned/
Office	Office	Address		Leased

Corporate Headquarters	Headquarters(1)(2)	3660 Wilshire Boulevard, Penthouse Suite A	Los Angeles, CA	Leased
Cerritos Branch	Branch	11754 East Artesia Boulevard	Artesia, CA	Leased
Downtown Branch	Branch	950 South Los Angeles Street	Los Angeles, CA	Leased
Fashion District Branch	Branch	726 East 12th Street, Suite 211	Los Angeles, CA	Leased
Garden Grove Branch	Branch	9820 Garden Grove Boulevard	Garden Grove, CA	Owned
Gardena Branch	Branch	2001 West Redondo Beach Boulevard	Gardena, CA	Leased
Irvine Branch	Branch	14474 Culver Drive, Suite D	Irvine, CA	Leased
Koreatown Galleria Branch	Branch	3250 West Olympic Boulevard, Suite 200	Los Angeles, CA	Leased
Koreatown Plaza Branch	Branch(3)	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
Mid-Olympic Branch	Branch(4)	3099 West Olympic Boulevard	Los Angeles, CA	Owned
Olympic Branch	Branch(5)	3737 West Olympic Boulevard	Los Angeles, CA	Owned
Rowland Heights Branch	Branch	18720 East Colima Road	Rowland Heights, CA	Leased
San Diego Branch	Branch	4637 Convoy Street, Suite 101	San Diego, CA	Leased
San Francisco Branch	Branch	1491 Webster Street	San Francisco, CA	Leased
Silicon Valley Branch	Branch	2765 El Camino Real	Santa Clara, CA	Leased
South Cerritos Branch	Branch	11900 South Street, Suite 109	Cerritos, CA	Leased
Torrance Branch	Branch	2370 Crenshaw Boulevard, Suite H	Torrance, CA	Leased
Van Nuys Branch	Branch	14427 Sherman Way	Van Nuys, CA	Leased
Vermont Branch	Branch(6)	933 South Vermont Avenue	Los Angeles, CA	Owned
West Garden Grove Branch	Branch	9122 Garden Grove Boulevard	Garden Grove, CA	Owned
West Torrance Branch	Branch	21838 Hawthorne Boulevard	Torrance, CA	Leased
Western Branch	Branch	120 South Western Avenue	Los Angeles, CA	Leased
Wilshire Branch	Main Branch(7)	3660 Wilshire Boulevard, Suite 103	Los Angeles, CA	Leased
Commercial Loan Department	Loan Office(1)	3660 Wilshire Boulevard, Suite 1050	Los Angeles, CA	Leased
SBA Loan Department	Loan Office(1)	3327 Wilshire Boulevard	Los Angeles, CA	Leased
Northern California LPO	Loan Office(1)	39899 Balentine Drive, Suite 200	Newark, CA	Leased
Seattle LPO	Loan Office(1)	33110 Pacific Highway South, Suite 4	Federal Way, WA	Leased
Chicago LPO	Loan Office(1)	6200 North Hiawatha, Suite 235	Chicago, IL	Leased
Virginia LPO	Loan Office(1)	7535 Little River Turnpike, Suite 200B	Annandale, VA	Leased

(1)	Deposits are not accepted at this facility.

(2)	Capital Markets Group is also located at this facility.

(3)	Residential Mortgage Center is also located at this facility.

(4)	Auto Loan Center and Consumer Loan Center are also located at this facility.

(5)	Training Facility is also located at this facility.

(6)	Administrative offices are also located at this facility.

(7)	International Finance Department is also located at this facility.

Hanmi Financial and Hanmi Bank consider their present facilities to be sufficient for their current operations.

ITEM 3.	LEGAL PROCEEDINGS

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

During the fourth quarter of 2005, no matters were submitted to stockholders for a vote.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Common Stock

The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported by NASDAQ under the symbol “HAFC.”

	High	Low	Cash Dividend

2005:
Fourth Quarter	$20.42	$16.51	$0.05 per share
Third Quarter	$19.72	$16.27	$0.05 per share
Second Quarter	$17.90	$14.05	$0.05 per share
First Quarter	$19.19	$15.62	$0.05 per share
2004:
Fourth Quarter	$19.16	$14.70	$0.05 per share
Third Quarter	$16.70	$13.47	$0.05 per share
Second Quarter	$14.77	$11.64	$0.05 per share
First Quarter	$14.99	$9.75	$0.05 per share

Hanmi Financial had 367 registered stockholders of record as of February 28, 2006.

Dividends

The amount and timing of dividends will be determined by Hanmi Financial’s Board of Directors and substantially depend upon the earnings and financial condition of Hanmi Financial. The ability of Hanmi Financial to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by Hanmi Bank.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business — Business Combination.” The selected historical financial data as of and for each of the years in the five years ended December 31, 2005 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except for per share data)

SUMMARY STATEMENT OF INCOME DATA:
Interest Income	$199,107	$134,366	$77,417	$69,316	$76,678
Interest Expense	62,111	32,617	20,796	21,345	32,990

Net Interest Income Before Provision for Credit Losses	136,966	101,749	56,621	47,971	43,688
Provision for Credit Losses	5,395	2,907	5,680	4,800	1,400
Non-Interest Income	32,216	27,399	20,022	21,204	17,253
Non-Interest Expenses	69,133	66,566	39,325	38,333	32,028

Income Before Income Taxes	94,684	59,675	31,638	26,042	27,513
Income Taxes	36,455	22,975	12,425	9,012	10,703

Net Income	$58,229	$36,700	$19,213	$17,030	$16,810

SUMMARY STATEMENT OF FINANCIAL CONDITION DATA:
Cash and Cash Equivalents	$163,477	$127,164	$62,595	$122,772	$81,205
Total Securities	443,912	418,973	414,616	279,548	213,179
Loans Receivable, Net(1)	2,469,080	2,234,842	1,248,399	975,154	781,718
Total Assets	3,414,252	3,104,188	1,787,139	1,457,313	1,159,416
Total Deposits	2,826,114	2,528,807	1,445,835	1,283,979	1,042,353
Total Liabilities	2,987,475	2,704,278	1,647,672	1,332,845	1,054,543
Total Shareholders’ Equity	426,777	399,910	139,467	124,468	104,873
Tangible Equity	209,028	178,791	137,424	122,304	102,689
Average Net Loans	2,359,439	1,912,534	1,103,765	882,625	701,714
Average Securities	418,964	425,537	379,635	244,675	235,034
Average Interest-Earning Assets	2,871,564	2,387,412	1,538,820	1,222,050	1,029,046
Average Total Assets	3,249,190	2,670,701	1,623,214	1,308,885	1,100,182
Average Deposits	2,632,254	2,129,724	1,416,564	1,164,562	988,392
Average Interest-Bearing Liabilities	2,046,227	1,687,688	1,057,249	854,858	736,947
Average Shareholders’ Equity	417,813	293,313	132,369	112,927	95,740
Average Tangible Equity	198,527	143,262	130,252	110,762	93,427

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except for per share data)

PER SHARE DATA:
Earnings Per Share — Basic	$1.18	$0.87	$0.68	$0.62	$0.61
Earnings Per Share — Diluted	$1.17	$0.84	$0.67	$0.60	$0.60
Book Value Per Share(2)	$8.77	$8.11	$4.92	$4.47	$3.83
Tangible Book Value Per Share(3)	$4.30	$3.62	$4.85	$4.39	$3.75
Cash Dividends Per Share	$0.20	$0.20	$0.20	$—	$—
Common Shares Outstanding	48,658,798	49,330,704	28,326,820	27,830,866	27,385,660
SELECTED PERFORMANCE RATIOS:
Return on Average Assets(4)	1.79%	1.37%	1.18%	1.30%	1.53%
Return on Average Shareholders’ Equity(5)	13.94%	12.51%	14.51%	15.08%	17.56%
Return on Average Tangible Equity(6)	29.33%	25.62%	14.75%	15.38%	17.99%
Net Interest Spread(7)	3.89%	3.70%	3.06%	3.17%	2.97%
Net Interest Margin(8)	4.77%	4.26%	3.68%	3.93%	4.25%
Average Shareholders’ Equity to Average Total Assets	12.86%	10.98%	8.15%	8.63%	8.70%
Efficiency Ratio(9)	40.86%	51.54%	51.31%	55.41%	52.40%
Dividend Payout Ratio(10)	16.95%	22.99%	29.41%	—	—

(1)	Loans are net of deferred fees and related direct costs.

(2)	Total shareholders’ equity divided by common shares outstanding.

(3)	Tangible equity divided by common shares outstanding.

(4)	Net income divided by average total assets.

(5)	Net income divided by average shareholders’ equity.

(6)	Net income divided by average tangible equity.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets.

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Dividends declared per share divided by basic earnings per share.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except for per share data)

SELECTED CAPITAL RATIOS:
Tier 1 Capital to Average Total Assets:
Hanmi Financial	9.11%	8.93%	7.80%	8.50%	8.86%
Hanmi Bank	9.06%	8.78%	7.75%	8.34%	8.76%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	11.03%	10.93%	10.05%	11.01%	11.71%
Hanmi Bank	10.96%	10.75%	10.00%	10.81%	11.59%
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	12.04%	11.98%	11.13%	12.14%	12.87%
Hanmi Bank	11.98%	11.80%	11.09%	11.94%	12.75%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans(11)	0.41%	0.27%	0.68%	0.65%	0.63%
Non-Performing Assets to Total Assets(12)	0.30%	0.19%	0.48%	0.44%	0.43%
Net Loan Charge-Offs to Average Total Gross Loans	0.12%	0.19%	0.29%	0.28%	0.45%
Allowance for Loan Losses to Total Gross Loans	1.00%	1.00%	1.06%	1.14%	1.19%
Allowance for Loan Losses to Non-Performing Loans	246.40%	377.49%	154.13%	173.81%	188.12%

(11)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(12)	Non-performing assets consist of non-performing loans (see footnote (11) above) and other real estate owned.

Non-GAAP Financial Measures

Return on Average Tangible Equity

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Average Shareholders’ Equity	$417,813	$293,313	$132,369	$112,927	$95,740
Less Average Goodwill and Core Deposit Intangible Assets	(219,286)	(150,051)	(2,117)	(2,165)	(2,313)

Average Tangible Equity	$198,527	$143,262	$130,252	$110,762	$93,427

Return on Average Shareholders’ Equity	13.94%	12.51%	14.51%	15.08%	17.56%
Effect of Average Goodwill and Core Deposit Intangible Assets	15.39%	13.11%	0.24%	0.30%	0.43%

Return on Average Tangible Equity	29.33%	25.62%	14.75%	15.38%	17.99%

Tangible Book Value Per Share

Tangible book value per share is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Tangible book value per share is calculated by subtracting goodwill and core deposit intangible assets from total shareholders’ equity and dividing the difference by the number of shares of common stock outstanding. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Total Shareholders’ Equity	$426,777	$399,910	$139,467	$124,468	$104,873
Less Goodwill and Core Deposit Intangible Assets	(217,749)	(221,119)	(2,043)	(2,164)	(2,184)

Tangible Equity	$209,028	$178,791	$137,424	$122,304	$102,689

Book Value Per Share	$8.77	$8.11	$4.92	$4.47	$3.83
Effect of Goodwill and Core Deposit Intangible Assets	(4.47)	(4.49)	(0.07)	(0.08)	(0.08)

Tangible Book Value Per Share	$4.30	$3.62	$4.85	$4.39	$3.75

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2005, 2004 and 2003. This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto presented elsewhere in this Report.

This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements because of certain factors discussed elsewhere in this report. See “Item 1A. Risk Factors.”

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements.” Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

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

We believe the allowance for loan losses and allowance for off-balance sheet items are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for a description of the methodology used to determine the allowance for loan losses and allowance for off-balance sheet items.

OVERVIEW

On April 30, 2004, we completed the merger with PUB. Therefore, operating results for the year ended December 31, 2004 include eight months of operations of the combined entity and reflect an increase in average total assets from $2.67 billion for the year ended December 31, 2004 to $3.25 billion for the year ended December 31, 2005.

Over the last two years, we have experienced significant growth in assets and deposits. Total assets increased to $3,414.3 million at December 31, 2005 from $3,104.2 million and $1,787.1 million at December 31, 2004 and 2003, respectively. Net loans increased to $2,469.1 million at December 31, 2005 from $2,234.8 million and $1,248.4 million at December 31, 2004 and 2003, respectively. Total deposits increased to $2,826.1 million at December 31, 2005 from $2,528.8 million and $1,445.8 million at December 31, 2004 and 2003, respectively. Our asset growth was mainly due to the acquisition of PUB, which had assets of $1.2 billion, and also was attributable to loan production during the period.

For the year ended December 31, 2005, net income was $58.2 million, representing an increase of $21.5 million, or 58.7 percent, from $36.7 million for the year ended December 31, 2004. This resulted in basic earnings per share of $1.18 and $0.87 for the years ended December 31, 2005 and 2004, respectively, and diluted earnings per share of $1.17 and $0.84 for the same years. Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities incurred to fund those assets. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. It also is affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The increase in net income for 2005 was attributable to increases in net interest margin and average interest-earning assets. Net interest income increased due to a 23.2 percent increase in volume of gross loans. The average interest rate paid on interest-bearing liabilities increased by 111 basis points while the average interest rate earned on interest-earning assets increased by 130 basis points. As a result, net interest spread increased by 19 basis points from 3.70 percent in 2004 to 3.89 percent in 2005.

For the year ended December 31, 2004, net income was $36.7 million, representing an increase of $17.5 million, or 91.0 percent, from $19.2 million for the year ended December 31, 2003. This resulted in basic earnings per share of $0.87 and $0.68 for the years ended December 31, 2004 and 2003, respectively, and diluted earnings per share of $0.84 and $0.67 for the same years. The increase in net income for 2004 was attributable to increases in net interest margin and average interest-earning assets. Net interest income increased due to a 73.1 percent increase in volume of gross loans. The average interest rate paid on interest-bearing liabilities decreased by four basis points while the average interest rate earned increased by 60 basis points. As a result, net interest spread increased by 64 basis points from 3.06 percent in 2003 to 3.70 percent in 2004.

Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $5.4 million, $2.9 million and $5.7 million in 2005, 2004 and 2003, respectively, reflecting changes in the balance and credit quality of the loan portfolio.

We also generated substantial non-interest income from service charges on deposit accounts, charges and fees from international trade finance, and gains on sales of loans. For the year ended December 31, 2005, non-interest income was $32.2 million, an increase of $4.8 million, or 17.6 percent, over 2004 non-interest income of $27.4 million. For the year ended December 31, 2004, non-interest income was $27.4 million, an increase of $7.4 million, or 36.8 percent, over 2003 non-interest income of $20.0 million. The increases in both years resulted primarily from the merger with PUB and expansion in the Bank’s loan and deposit portfolios.

Non-interest expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses and data processing expenses. For the year ended December 31, 2005, non-interest expenses were $69.1 million, an increase of $2.6 million, or 3.9 percent, over 2004 non-interest expenses of $66.6 million. For the year ended December 31, 2004, non-interest expenses were $66.6 million, an increase of $27.3 million, or 69.3 percent, over 2003 non-interest expenses of $39.3 million. In both years, the increases were primarily the result of the merger with PUB. The efficiency ratio improved to 40.86 percent in 2005 compared to 51.54 percent in 2004 as the Bank achieved greater operating efficiencies after completing the integration of PUB’s operations into the Bank’s, whereas 2004 non-interest expenses included the cost of parallel operations and non-recurring expenses associated with the merger. In 2004, the efficiency ratio increased slightly to 51.54 percent compared to 51.31 percent in 2003 because of non-recurring expenses associated with the merger.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Our earnings depend largely upon the difference between the interest income received from our loan portfolio and other interest-earning assets and the interest paid on deposits and borrowings. The difference is “net interest income.” The difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities is “net interest spread.” Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. Net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income also is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as Federal economic policies, the general supply of money in the economy, income tax policies, governmental budgetary matters and the actions of the Fed.

For the years ended December 31, 2005 and 2004, net interest income was $137.0 million and $101.7 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2005 were 3.89 percent and 4.77 percent, respectively, compared to 3.70 percent and 4.26 percent, respectively, for the year ended December 31, 2004.

For the years ended December 31, 2004 and 2003, net interest income was $101.7 million and $56.6 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2004 were 3.70 percent and 4.26 percent, respectively, compared to 3.06 percent and 3.68 percent, respectively, for the year ended December 31, 2003.

Average interest-earning assets increased 20.3 percent to $2,871.6 million in 2005 from $2,387.4 million in 2004. Average gross loans increased 23.2 percent to $2,382.2 million in 2005 from $1,933.8 million in 2004, and average investment securities decreased 1.5 percent to $419.0 million in 2005 from $425.5 million in 2004. Total loan interest income increased by 53.2 percent in 2005 on an annual basis due to the increase in average gross loans outstanding and the increase in the average yield on loans from 6.04 percent in 2004 to 7.51 percent in 2005. The average interest rate charged on loans increased 147 basis points, reflecting the increase in the WSJ Prime Rate of 185 basis points from 4.34 percent in 2004 to 6.19 percent in 2005. The yield on average interest-earning assets increased from 5.63 percent in 2004 to 6.93 percent in 2005, an increase of 130 basis points, reflecting a shift in the mix of interest-earning assets from 81.0 percent loans, 17.8 percent securities and 1.2 percent other interest-earning assets in 2004 to 83.0 percent loans, 14.6 percent securities and 2.4 percent other interest-earning assets in 2005.

The majority of interest-earning assets growth was funded by a $502.5 million, or 23.6 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 21.2 percent to $2,046.2 million in 2005 compared to $1,687.7 million in 2004. The average interest rate paid for interest-bearing liabilities increased by 111 basis points from 1.93 percent in 2004 to 3.04 percent in 2005 due to competitive pricing. As a result of the increases in the yield on interest-earning assets and cost of interest-bearing liabilities, the net interest spread increased to 3.89 percent in 2005 compared to 3.70 percent in 2004.

The 2005 net interest spread reflects the increase in the average balance of Federal funds sold, which are highly liquid but have a relatively low yield, from $12.8 million in 2004 to $46.8 million in 2005. The average yield on Federal funds sold was 3.40 percent and 1.43 percent in 2005 and 2004, respectively. In the second half of 2005, the Bank increased its rates on certificates of deposit to maintain relationships with valued customers and fund loan growth. In 2005, loan production increased 32.2 percent over 2004 levels. This trend was particularly evident in the second quarter of 2005 and continued throughout the second half of the year, during which production was 37.4 percent higher than 2004 levels. However, because of the flat yield curve (long-term interest rates were unusually low relative to short-term rates, approaching and briefly falling below short-term rates) and strong competition, the Bank experienced a high level of loan payoffs because management elected not to match the aggressive pricing on five- to seven-year fixed-rate loans offered to our customers by certain competitors.

Average interest-earning assets increased 55.1 percent to $2,387.4 million in 2004 from $1,538.8 million in 2003. Average gross loans increased 73.1 percent to $1,933.8 million in 2004 from $1,117.0 million in 2003 and average investment securities increased 12.1 percent to $425.5 million in 2004 from $379.6 million in 2003. Total loan interest income increased by 81.1 percent in 2004 on an annual basis due to the increase in average gross loans outstanding and the increase in average yield on loans from 5.78 percent in 2003 to 6.04 percent in 2004. The average interest rate charged on loans increased 26 basis points, reflecting the average WSJ Prime Rate increase of 22 basis points from 4.12 percent in 2003 to 4.34 percent in 2004. The yield on average interest-earning assets increased from 5.03 percent in 2003 to 5.63 percent in 2004, an increase of 60 basis points, reflecting a shift in the mix of interest-earning assets from 72.3 percent loans, 24.9 percent securities and 2.8 percent other interest-earning assets in 2003 to 81.0 percent loans, 17.8 percent securities and 1.2 percent other interest-earning assets in 2004.

The majority of interest-earning assets growth was funded by a $713.2 million, or 50.3 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 59.6 percent to $1,687.7 million in 2004 compared to $1,057.2 million in 2003. The average interest rate paid for interest-bearing liabilities decreased by four basis points from 1.97 percent in 2003 to 1.93 percent in 2004. As a result of the increases in the yield on interest-earning assets and cost of interest-bearing liabilities, the net interest spread increased to 3.74 percent in 2004 compared to 3.09 percent in 2003.

The following tables show the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated.

	For the Year Ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Gross Loans, Net(1)	$2,382,230	$179,011	7.51%	$1,933,761	$116,811	6.04%	$1,116,952	$64,505	5.78%
Municipal Securities(2)	74,166	3,122	6.48%	70,372	3,015	6.59%	33,596	1,421	6.97%
Obligations of Other U.S. Government Agencies	102,703	4,002	3.90%	90,336	3,374	3.73%	70,465	2,395	3.40%
Other Debt Securities	241,881	10,271	4.25%	264,829	10,261	3.87%	275,574	8,321	3.02%
Equity Securities	23,571	1,107	4.70%	15,041	716	4.76%	6,003	273	4.55%
Federal Funds Sold	46,799	1,589	3.40%	12,772	183	1.43%	21,844	277	1.27%
Term Federal Funds Sold	—	—	—	—	—	—	14,370	225	1.57%
Interest-Earning Deposits	214	5	2.34%	301	6	1.99%	16	—	—

Total Interest-Earning Assets	2,871,564	199,107	6.93%	2,387,412	134,366	5.63%	1,538,820	77,417	5.03%

Noninterest-Earning Assets:
Cash and Cash Equivalents	92,245			76,064			52,067
Allowance for Loan Losses	(22,791)			(21,227)			(13,187)
Other Assets	308,172			228,452			45,514

Total Noninterest-Earning Assets	377,626			283,289			84,394

Total Assets	$3,249,190			$2,670,701			$1,623,214

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$539,678	12,964	2.40%	$466,880	8,098	1.73%	$207,689	2,584	1.24%
Savings	138,167	2,130	1.54%	131,589	1,790	1.36%	97,070	1,894	1.95%
Time Deposits of $100,000 or More	959,904	31,984	3.33%	611,555	10,966	1.79%	386,701	7,415	1.92%
Other Time Deposits	242,996	7,114	2.93%	253,884	5,414	2.13%	302,651	7,354	2.43%
Other Borrowed Funds	165,482	7,919	4.79%	223,780	6,349	2.84%	63,138	1,549	2.45%

Total Interest-Bearing Liabilities	2,046,227	62,111	3.04%	1,687,688	32,617	1.93%	1,057,249	20,796	1.97%

Noninterest-Bearing Liabilities:
Demand Deposits	751,509			665,816			422,453
Other Liabilities	33,641			23,884			11,143

Total Noninterest-Bearing Liabilities	785,150			689,700			433,596

Total Liabilities	2,831,377			2,377,388			1,490,845
Shareholders’ Equity	417,813			293,313			132,369

Total Liabilities and Shareholders’ Equity	$3,249,190			$2,670,701			$1,623,214

Net Interest Income		$136,996			$101,749			$56,621

Net Interest Spread(3)			3.89%			3.70%			3.06%

Net Interest Margin(4)			4.77%			4.26%			3.68%

(1)	Loans are net of deferred fees and related direct costs. Loan fees have been included in the calculation of interest income. Loan fees were $5.6 million, $6.0 million and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis, using a tax rate of 35 percent.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

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

	For the Year Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increases (Decreases)			Increases (Decreases)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest Income:
Gross Loans, Net	$30,311	$31,889	$62,200	$49,212	$3,094	$52,306
Municipal Securities	161	(54)	107	1,576	18	1,594
Obligations of Other U.S. Government Agencies	477	151	628	725	254	979
Other Debt Securities	(929)	939	10	(335)	2,275	1,940
Equity Securities	401	(10)	391	429	14	443
Federal Funds Sold	930	476	1,406	(126)	32	(94)
Term Federal Funds Sold	—	—	—	(112)	(113)	(225)
Interest-Earning Deposits	(2)	1	(1)	6	—	6

Total Interest Income	31,349	33,392	64,741	51,375	5,574	56,949

Interest Expense:
Money Market Checking	1,403	3,463	4,866	4,191	1,323	5,514
Savings	92	248	340	564	(668)	(104)
Time Deposits of $100,000 or More	8,385	12,633	21,018	4,060	(509)	3,551
Other Time Deposits	(241)	1,941	1,700	(1,103)	(837)	(1,940)
Other Borrowed Funds	(1,966)	3,536	1,570	4,522	278	4,800

Total Interest Expense	7,673	21,821	29,494	12,234	(413)	11,821

Change in Net Interest Income	$23,676	$11,571	$35,247	$39,141	$5,987	$45,128

Provision for Credit Losses

For the year ended December 31, 2005, the provision for credit losses was $5.4 million, compared to $2.9 million for the year ended December 31, 2004, an increase of 85.6 percent. The allowance for loan losses remained at 1.00 percent of total gross loans at December 31, 2005 and 2004, with the increase in the dollar amount allowed for credit losses due to an increase in loan volume. This was primarily due to the overall decrease in historical loss factors on pass grade loans, while non-performing assets increased from $6.1 million, or 0.27 percent of gross loans, to $10.1 million, or 0.41% of gross loans, as of December 31, 2004. The $235.2 million, or 10.4 percent, increase in the loan portfolio and the $4.1 million, or 68.5 percent, increase in non-performing assets required the provision to increase to $5.4 million in 2005 from $2.9 million in 2004 to maintain the necessary allowance level. Since 2001, we have refined our credit management process and instituted a more comprehensive risk rating system. For the year ended December 31, 2004, the provision for credit losses was $2.9 million, compared to $5.7 million for the year ended December 31, 2003, a decrease of 48.8 percent.

Non-Interest Income

The following table sets forth the various components of non-interest income for the years indicated:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)

Service Charges on Deposit Accounts	$15,782	$14,441	$10,339
Trade Finance Fees	4,269	4,044	2,887
Remittance Fees	2,122	1,653	952
Other Service Charges and Fees	2,496	1,486	1,219
Bank-Owned Life Insurance Income	845	731	499
Increase in Fair Value of Derivatives	1,105	232	35
Other Income	2,459	1,681	840
Gain on Sales of Loans	3,021	2,997	2,157
Gain on Sales of Securities Available for Sale	117	134	1,094

Total Non-Interest Income	$32,216	$27,399	$20,022

We earn non-interest income from three major sources: service charges on deposit accounts, fees generated from international trade finance and gain on sales of loans. Non-interest income has become a significant part of revenue in the past several years. For the year ended December 31, 2005, non-interest income was $32.2 million, an increase of 17.6 percent from $27.4 million for the year ended December 31, 2004. The increase was primarily a result of the merger with PUB and expansion in the Bank’s loan and deposit portfolios.

Service charges on deposit accounts increased $1.3 million, or 9.3 percent, in 2005 compared to 2004 and increased $4.1 million, or 39.7 percent, in 2004 compared to 2003. Service charge income on deposit accounts increased with the higher deposit volume and number of accounts as a result of the PUB merger and expansion in the Bank’s deposit portfolio. Average demand deposits increased by 12.9 percent to $751.5 million in 2005 from $665.8 million in 2004 and increased by 57.6 percent to $665.8 million in 2004 from $422.5 million in 2003. Service charges are constantly reviewed to maximize service charge income while still maintaining a competitive position.

Fees generated from international trade finance increased by 5.6 percent from $4.0 million in 2004 to $4.3 million in 2005 and increased 40.1 percent from $2.9 million in 2003 to $4.0 million in 2004. The increase was primarily due to the PUB merger. Trade finance fees relate primarily to import and export letters of credit.

Remittance fees increased 28.4 percent and 73.6 percent in 2005 and 2004, respectively, to $2.1 million in 2005 from $1.7 million in 2004 and $952,000 in 2003. The 2005 increase reflects increased volume derived from Hanmi Bank’s close relationship with Korea Exchange Bank, a stockholder of Hanmi Financial, and the 2004 increase reflects increased volume resulting from the merger with PUB.

Other charges and fees increased $1.0 million, or 68.0 percent, in 2005, from $1.5 million in the prior year to $2.5 million, and increased $270,000, or 22.2 percent, in 2004, from $1.2 million in the prior year to $1.5 million. The increase in 2005 was caused by higher loan prepayment fees as prepayment activity increased in response to increasing interest rates and the flat yield curve environment. The increase in 2004 was caused primarily by increased activity associated with the merger with PUB.

The changes in the fair value of derivatives are caused primarily by movements in the indexes to which interest rates on certain certificates of deposit are tied. In 2005 and 2004, the Bank offered certificates of deposit tied to either of the Standard & Poor’s 500 Index and a basket of Asian currencies. As explained in “Notes to Consolidated Financial Statements, Note 15 — Derivatives,” the Bank entered into swap transactions to hedge the market risk associated with such certificates of deposit. The swaps and the related derivatives embedded in the certificates of deposit are accounted for at fair value. The increase in the fair value of the swaps of $1.1 million and $232,000 recorded in non-interest income in 2005 and 2004, respectively, are partially offset by changes in the fair value of the embedded derivatives recorded in non-interest expenses.

Other income increased $778,000, or 46.3 percent, to $2.5 million in 2005 from $1.7 million in 2004, compared to an increase of $841,000, or 100.1 percent, to $1.7 million in 2004 from $840,000 in 2003. The increase in other income over these years is mainly due to an increase in sales commissions from mutual funds and insurance products and, in 2004, an increase in credit card fee income. As a part of our continuing effort to expand non-interest income, we offer non-depository products, such as life insurance, mutual funds and annuities, to customers. During 2005, we generated income of $749,000 from this activity, which represented a 61.4 percent increase from $464,000 earned in 2004.

Gain on sales of loans was $3.0 million in 2005, compared to $3.0 million and $2.2 million in 2004 and 2003, respectively, representing increases of 0.8 percent and 38.9 percent for the years ended December 31, 2005 and 2004, respectively. The increase in gain on sales of loans resulted from increased sales activity in SBA loans, which was primarily due to the acquisition of PUB. The guaranteed portion of a substantial percentage of SBA loans is sold in the secondary markets, and servicing rights are retained. During 2005, there were $50.6 million of SBA loans sold, compared to $51.3 million in 2004 and $32.9 in 2003. The lower premiums earned in 2005 reflect a greater use of brokers to refer loan applications, which causes a higher cost to originate loans, compared to retail originations through the branch network.

Gain on sales of securities available for sale decreased by 87.8 percent from $1.1 million in 2003 to $134,000 in 2004. Gain on sales of securities was $117,000 in 2005. In 2003, we sold $45.1 million of securities, recognizing premiums of 2.43 percent over their carrying value. In 2004, we sold $53.1 million of securities, primarily securities from PUB’s portfolio, in order to reposition the balance sheet. Securities sales activity was limited to $11.4 million in 2005, and gains on sales of securities were nominal in amount in 2004 and 2005.

Non-Interest Expenses

The following table sets forth the breakdown of non-interest expenses for the years indicated:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)

Salaries and Employee Benefits	$36,839	$33,540	$21,214
Occupancy and Equipment	8,978	8,098	5,198
Data Processing	4,844	4,540	3,080
Advertising and Promotion	2,913	3,001	1,635
Supplies and Communications	2,556	2,433	1,496
Professional Fees	2,201	2,068	1,167
Amortization of Core Deposit Intangible	2,785	1,872	121
Decrease in Fair Value of Embedded Option	748	—	—
Other Operating Expense	7,778	8,961	5,414
Merger-Related Expenses	(509)	2,053	—

Total Non-Interest Expenses	$69,133	$66,566	$39,325

For the year ended December 31, 2005, non-interest expenses were $69.1 million, an increase of $2.6 million, or 3.9 percent, from $66.6 million for the year ended December 31, 2004. For the year ended December 31, 2004, non-interest expenses were $66.6 million, an increase of $27.2 million, or 69.3 percent, from $39.3 million for the year ended December 31, 2003. The increases in both years were primarily due to the PUB merger, which closed on April 30, 2004.

Salaries and employee benefits expenses for 2005 increased $3.3 million, or 9.8 percent, to $36.8 million from $33.5 million for 2004 and, for 2004, increased $12.3 million, or 58.1 percent, to $33.5 million from $21.2 million for 2003. These increases were due primarily to increases in the average number of employees following the acquisition of PUB. Average headcount was 535 and 503 in 2005 and 2004, respectively, representing increases of 6.4 percent and 36.5 percent, respectively, over the prior years. Assets per employee were $6.2 million at

December 31, 2005, compared to $5.8 million at December 31, 2004, an increase of 6.2 percent, which reflects the greater operating efficiencies achieved following the merger with PUB.

Occupancy and equipment expenses for 2005 increased $880,000, or 10.9 percent, to $9.0 million compared to $8.1 million for 2004 and, for 2004, increased $2.9 million, or 55.8 percent, to $8.1 million compared to $5.2 million for 2003. These increases were mainly due to the acquisition of twelve former PUB branches in April 2004, which increased the branch network to 27 facilities. Following the closure of four branches in October 2004 and an additional branch closure in January 2005, the Bank now operates 22 branches, the same as the average number of branches for the year ended December 31, 2004.

Data processing expense for 2005 increased $304,000, or 6.7 percent, to $4.8 million from $4.5 million for 2004 as a result of a 12.9 percent increase in average demand deposits, a 28.5 percent increase in average deposits, and a 23.2 percent increase in average loans outstanding. Data processing expense for 2004 increased $1.5 million, or 47.4 percent, to $4.5 million from $3.1 million for 2003. In 2004, average demand deposits increased 57.6 percent, average deposits increased 47.3 percent, and average loans outstanding increased 73.1 percent compared to 2003. In 2004, additional expense was incurred because of the need to operate parallel systems until the conversion of the Bank’s core data processing systems.

Advertising and promotion expense decreased from $3.0 million for 2004 to $2.9 million for 2005, a decrease of $88,000, or 2.9 percent. In 2004, Hanmi Bank conducted print, radio and television campaigns and distributed various promotional items to publicize its merger with PUB and attract and retain customers, and advertising and promotion expense increased $1.4 million, or 83.5 percent, to $3.0 million from $1.6 million in 2003.

Supplies and communication expenses increased $123,000, or 5.1 percent, to $2.6 million in 2005 from $2.4 million in 2004. Supplies and communication expenses increased $937,000, or 62.6 percent, to $2.4 million in 2004 from $1.5 million in 2003 because of the merger with PUB.

Professional fees were $2.2 million in 2005, representing an increase of $133,000, or 6.4 percent, compared to $2.1 million in 2004. The increase was caused primarily by increased regulatory compliance consulting fees. Professional fees were $2.1 million in 2004, representing an increase of $901,000, or 62.6 percent, compared to $1.2 million for 2003. The increase was caused primarily by consulting fees related to the integration with PUB and data processing system conversions.

Core deposit premium amortization increased to $2.8 million in 2005 compared to $1.9 million in 2004 and $121,000 in 2003. The increases are attributable to the acquisition of PUB.

Other operating expenses were $7.8 million for 2005, compared to $9.0 million for 2004, representing a decrease of $1.2 million, or 13.2 percent. The decreases are primarily attributable to a $1.2 million decrease in loan referral fees from 2004 to 2005. Other operating expenses were $9.0 million for 2004, compared to $5.4 million for 2003, representing an increase of $3.5 million, or 65.5 percent. The increases are primarily attributable to additional operating expenses associated with the acquisition of PUB.

During the year ended December 31, 2004, restructuring charges totaling $2.1 million were recorded in connection with the acquisition of PUB, consisting of employee severance and retention bonuses, leasehold termination costs, and fixed asset impairment charges associated with planned branch closures. In 2004, $975,000 of restructuring costs was recognized related to retention bonuses paid to former PUB employees. Such costs are treated as period costs and are recognized in the period services are rendered. In 2005, $509,000 of restructuring charges was reversed, as severance payments were lower than anticipated.

Income Taxes

For the year ended December 31, 2005, income taxes of $36.5 million were recognized on pre-tax income of $94.7 million, representing an effective tax rate of 38.5 percent, compared to income taxes of $23.0 million recognized on pre-tax income of $59.7 million, representing an effective tax rate of 38.5 percent, for 2004, and income taxes of $12.4 million recognized on pre-tax income of $31.6 million, representing an effective tax rate of 39.3 percent, for 2003.

We have made investments in various tax credit funds totaling $6.9 million as of December 31, 2005 and recognized $673,000 of income tax credits earned from qualified low-income housing investments in 2005. We recognized an income tax credit of $723,000 for the tax year 2004 from $5.3 million in such investments. We intend to continue to make such investments as part of an effort to lower the effective tax rate and to meet our community reinvestment obligations under the CRA.

As indicated in “Notes to Consolidated Financial Statements, Note 10 — Income Taxes,” income taxes are the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pretax income because certain items of income and expense are recognized in different years for income tax purposes than in the financial statements. These differences in the years that income and expenses are recognized cause “temporary differences.”

Most of our temporary differences involve recognizing more expenses in our financial statements than we have been allowed to deduct for taxes, and therefore we normally have a net deferred tax asset. At December 31, 2005, we had net deferred tax assets of $9.7 million.

FINANCIAL CONDITION

Loan Portfolio

Total gross loans increased by $235.2 million, or 10.4 percent, in 2005. Total gross loans represented 73.2 percent of total assets at December 31, 2005 compared with 72.9 percent and 70.8 percent at December 31, 2004 and 2003, respectively.

Commercial and industrial loans were $1,431.5 million and $1,218.3 million at December 31, 2005 and 2004, respectively, representing 57.3 percent and 53.8 percent, respectively, of the total loan portfolio. Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity of three to five years and are extended to finance the purchase of business entities, owner-occupied commercial property, business equipment, leasehold improvements or for permanent working capital. SBA guaranteed loans usually have a longer maturity (5 to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location and their current and target markets. We manage the portfolio to avoid concentration in any of the areas mentioned.

Real estate loans were $974.2 million and $956.8 million at December 31, 2005 and 2004, respectively, representing 39.0 percent and 42.3 percent, respectively, of the total loan portfolio. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are investor-owned, but may be for user-owned purposes. Underwriting guidelines include, among other things, review of appraised value, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

Overall, loan production increased 32.2 percent in 2005 compared to 2004, as the Bank’s customer base continued to expand and collateral values continued to increase, although at a slower pace than in past years. However, loan portfolio growth was restricted by a high level of loan payoffs caused by the flat yield curve that obtained throughout much of 2005 and aggressive pricing of five-to seven-year fixed-rate commercial real estate loans by certain competitors, which eroded the Bank’s portfolio of commercial real estate loans tied to the prime rate.

The shift in the mix of the loan portfolio in 2005 reflects management’s intent to emphasize commercial and industrial lending, while continuing to grow the commercial real estate portfolio at a prudent pace commensurate with the Bank’s rigorous underwriting standards and asset/liability management and profitability objectives.

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount Outstanding as of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Real Estate Loans:
Commercial Property	$733,650	$783,539	$397,853	$284,465	$198,529
Construction	152,080	92,521	43,047	39,237	33,618
Residential Property(1)	88,442	80,786	58,477	47,891	49,333

Total Real Estate Loans	974,172	956,846	499,377	371,593	281,480

Commercial and Industrial Loans:
Commercial Term Loans	945,210	754,108	433,398	346,522	280,057
Commercial Lines of Credit	224,271	201,940	120,856	117,304	98,304
SBA Loans(2)	155,491	166,285	91,717	66,443	60,053
International Loans	106,520	95,936	65,040	42,641	34,506

Total Commercial and Industrial Loans	1,431,492	1,218,269	711,011	572,910	472,920

Consumer Loans	92,154	87,526	54,878	44,416	38,645

Total Gross Loans	$2,497,818	$2,262,641	$1,265,266	$988,919	$793,045

(1)	As of December 31, 2005, loans held for sale totaling $1.1 million were included at the lower of cost or market.

(2)	As of December 31, 2004, loans held for sale totaling $3.9 million were included at the lower of cost or market.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans as of December 31,
	2005	2004	2003	2002	2001

Real Estate Loans:
Commercial Property	29.37%	34.63%	31.44%	28.77%	25.03%
Construction	6.09%	4.09%	3.40%	3.97%	4.24%
Residential Property	3.54%	3.57%	4.63%	4.84%	6.22%

Total Real Estate Loans	39.00%	42.29%	39.47%	37.58%	35.49%

Commercial and Industrial Loans:
Commercial Term Loans	37.84%	33.33%	34.25%	35.04%	35.31%
Commercial Lines of Credit	8.98%	8.92%	9.55%	11.86%	12.40%
SBA Loans	6.23%	7.35%	7.25%	6.72%	7.57%
International Loans	4.26%	4.24%	5.14%	4.31%	4.35%

Total Commercial and Industrial Loans	57.31%	53.84%	56.19%	57.93%	59.63%

Consumer Loans	3.69%	3.87%	4.34%	4.49%	4.88%

Total Gross Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2005	2004
	(In thousands)

Commitments to Extend Credit	$555,736	$367,708
Commercial Letters of Credit	58,036	49,699
Standby Letters of Credit	42,768	47,901
Unused Credit Card Lines	14,892	14,324

Total Undisbursed Loan Commitments	$671,432	$479,632

The table below shows the maturity distribution and repricing intervals of outstanding loans as of December 31, 2005. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $10.1 million.

		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(In thousands)

Real Estate Loans:
Commercial Property	$589,647	$67,705	$76,298	$733,650
Construction	152,080	—	—	152,080
Residential Property	36,785	2,195	49,462	88,442

Total Real Estate Loans	778,512	69,900	125,760	974,172

Commercial and Industrial Loans:
Commercial Term Loans	825,209	34,764	85,237	945,210
Commercial Lines of Credit	224,271	—	—	224,271
SBA Loans	155,491	—	—	155,491
International Loans	106,520	—	—	106,520

Total Commercial and Industrial Loans	1,311,491	34,764	85,237	1,431,492

Consumer Loans	37,291	53,941	922	92,154

Total Gross Loans	$2,127,294	$158,605	$211,919	$2,497,818

Loans With Predetermined Interest Rates	$115,215	$158,605	$200,849	$474,669
Loans With Variable Interest Rates	$2,012,079	$—	$11,070	$2,023,149

As of December 31, 2005, there were $258.3 million of loans outstanding, or 10.34 percent of total gross loans outstanding, to borrowers who were involved in the accommodation/hospitality industry. There was no other concentration of loans to any one type of industry exceeding 10 percent of total gross loans.

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

Non-performing loans, which made up all non-performing assets, were $10.1 million at December 31, 2005, compared to $6.0 million and $8.7 million at December 31, 2004 and 2003, respectively, representing a 68.5 percent increase in 2005 and a 30.6 percent decrease in 2004. Total gross loans increased by 10.5 percent in 2005 over 2004 and 78.8 percent in 2004 over 2003. As a result, the ratio of non-performing assets to total gross loans increased to 0.41 percent at December 31, 2005 from 0.27 percent at December 31, 2004, and decreased to 0.27 percent at December 31, 2004 from 0.68 percent at December 31, 2003. As of December 31, 2005 and 2004, we had no OREO.

Except for non-performing loans set forth below and loans disclosed as impaired, our management is not aware of any loans as of December 31, 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Our management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of December 31 for the years indicated:

	2005	2004	2003	2002	2001
	(Dollars in thousands)

Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$—	$—	$527	$—	$1,183
Residential Property	474	112	1,126	287	730
Commercial and Industrial Loans	9,574	5,510	6,398	5,522	2,275
Consumer Loans	74	184	53	49	94

Total Non-Accrual Loans	10,122	5,806	8,104	5,858	4,282

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Real Estate Loans:
Commercial Property	—	—	557	356	602
Residential Property	—	—	—	261	117
Commercial and Industrial Loans	—	169	—	—	—
Consumer Loans	9	39	—	—	—

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	9	208	557	617	719

Total Non-Performing Loans	10,131	6,014	8,661	6,475	5,001
Other Real Estate Owned	—	—	—	—	—

Total Non-Performing Assets	$10,131	$6,014	$8,661	$6,475	$5,001

Troubled Debt Restructurings	$642	$1,227	$491	$—	$—

Non-Performing Loans as a Percentage of Total Gross Loans	0.41%	0.27%	0.68%	0.65%	0.63%
Non-Performing Assets as a Percentage of Total Assets	0.30%	0.19%	0.48%	0.44%	0.43%

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Provisions to the allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is calculated using a formula designed to provide adequate allowances for anticipated losses. The formula is composed of various components. The allowance is determined by assigning specific allowances for all classified loans. All loans that are not classified are then given certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined based on the prior loss history by type of loan, adjusted for current economic factors.

	December 31,
	2005		2004		2003		2002		2001
Allowance for Loan	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
Losses Applicable to	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(In thousands)

Real Estate Loans:
Commercial Property	$2,043	$733,650	$1,854	$783,539	$374	$397,853	$337	$284,465	$1,108	$198,336
Construction	475	152,080	349	92,521	427	43,047	267	39,237	163	33,618
Residential Property(1)	19	87,377	155	80,786	191	58,477	149	47,891	258	49,526

Total Real Estate Loans	2,537	973,107	2,358	956,846	992	499,377	753	371,593	1,529	281,480
Commercial and Industrial Loans	21,035	1,431,492	19,051	1,214,419	11,376	685,557	9,773	560,370	7,072	457,973
Consumer Loans	1,391	92,154	1,293	87,526	846	54,878	652	44,416	738	38,645
Unallocated	—	—	—	—	135	—	76	—	69	—

Total	$24,963	$2,496,753	$22,702	$2,258,791	$13,349	$1,239,812	$11,254	$976,379	$9,408	$778,098

(1)	Loans held for sale excluded.

The allowance is based on estimates, and ultimate future losses may vary from current estimates. Underlying trends in the economic cycle, particularly in Southern California, which management cannot completely predict, will influence credit quality. It is always possible that future economic or other factors may adversely affect Hanmi Bank’s borrowers. As a result, we may sustain loan losses in any particular period that are sizable in relation to the allowance, or exceed the allowance. In addition, our asset quality may deteriorate through a number of possible factors, including:

•	rapid growth;

•	failure to maintain or enforce appropriate underwriting standards;

•	failure to maintain an adequate number of qualified loan personnel; and

•	failure to identify and monitor potential problem loans.

The allowance for loan losses and allowance for off-balance sheet items are maintained at levels that are believed to be adequate by management to absorb estimated probable loan losses inherent in the loan portfolio. The adequacy of the allowance and the reserve is determined through periodic evaluations of the loan portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among others, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the allowance for loan loss and reserve for credit loss adequacy. Our loss migration analysis tracks twelve quarters of loan losses to determine historical loss experience in every classification category (i.e., pass, special mention, substandard and doubtful) for each loan type, except consumer loans (auto, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances, unused commitments and off-balance sheet exposures, such as letters of credit. The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further allowance assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

The allowance for loan losses was $25.0 million at December 31, 2005, compared to $22.7 million at December 31, 2004. The increase in the allowance for loan losses in 2005 was due primarily to increased specific reserves for impaired loans and an increase in the qualitative adjustments due to changes in the qualitative factors. The ratio of the allowance for loan losses to total gross loans was 1.00 percent at December 31, 2005 and 2004, primarily due to the overall decrease of historical loss factors on pass grade loans. The loan loss estimation, based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. The allowance for off-balance sheet items was $2.1 million at December 31, 2005, compared to $1.8 million at December 31, 2004.

The loan loss estimation, based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan- or policy-related issues.

We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the analysis described above, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of December 31, 2005.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Allowance for Loan Losses:
Balance at Beginning of Year	$22,702	$13,349	$11,254	$9,408	$11,276

Allowance for Loan Losses — PUB Acquisition	—	10,566	—	—	—

Actual Charge-Offs:
Real Estate Loans:
Commercial Property	—	—	198	—	—
Commercial and Industrial Loans	4,371	5,004	3,687	3,213	3,782
Consumer Loans	827	481	538	358	324

Total Charge-Offs	5,198	5,485	4,423	3,571	4,106

Recoveries on Loans Previously Charged Off:
Real Estate Loans:
Commercial Property	—	—	21	—	273
Residential Property	—	—	6	—	—
Commercial and Industrial Loans	2,193	1,702	859	871	307
Consumer Loans	201	78	322	105	214

Total Recoveries	2,394	1,780	1,208	976	794

Net Loan Charge-Offs	2,804	3,705	3,215	2,595	3,312

Provision Charged to Operating Expenses	5,065	2,492	5,310	4,441	1,444

Balance at End of Year	$24,963	$22,702	$13,349	$11,254	$9,408

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Year	$1,800	$1,385	$1,015	$656	$700
Provision Charged to Operating Expenses	330	415	370	359	(44)

Balance at End of Year	$2,130	$1,800	$1,385	$1,015	$656

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans	0.12%	0.19%	0.29%	0.29%	0.46%
Net Loan Charge-Offs to Total Gross Loans at End of Period	0.11%	0.16%	0.25%	0.26%	0.42%
Allowance for Loan Losses to Average Total Gross Loans	1.05%	1.17%	1.19%	1.26%	1.32%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.00%	1.00%	1.06%	1.14%	1.19%
Net Loan Charge-Offs to Allowance for Loan Losses	11.23%	16.32%	24.08%	23.06%	35.20%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	55.36%	148.68%	60.55%	58.43%	229.36%
Allowance for Loan Losses to Non-Performing Loans	246.40%	377.55%	154.13%	173.81%	188.12%
Balances:
Average Total Gross Loans Outstanding During Period	$2,382,230	$1,933,761	$1,116,952	$893,122	$713,338
Total Gross Loans Outstanding at End of Period	$2,497,818	$2,262,641	$1,265,266	$988,919	$793,045
Non-Performing Loans at End of Period	$10,131	$6,014	$8,661	$6,475	$5,001

We concentrate the majority of our earning assets in loans. In all forms of lending, there are inherent risks. We concentrate the preponderance of our loan portfolio in either commercial loans or real estate loans. A small part of the portfolio is represented by installment loans primarily for the purchase of automobiles.

While we believe that our underwriting criteria are prudent, outside factors can adversely impact credit quality.

A portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the potential for loss. We also utilize credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with special attention given to new loans and those that are classified special mention and worse. In addition to our internal grading system, loans criticized by this credit review are downgraded with appropriate allowance added if required.

As indicated above, we formally assess the adequacy of the allowance on a quarterly basis by:

•	reviewing the adversely graded, delinquent or otherwise questionable loans;

•	generating an estimate of the loss potential in each such loan;

•	adding a risk factor for industry, economic or other external factors; and

•	evaluating the present status of each loan.

Although management believes the allowance is adequate to absorb probable losses, no assurance can be given that we will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

Investment Portfolio

As of December 31, 2005, the investment portfolio was composed primarily of mortgage-backed securities, U.S. Government agency securities (“Agencies”), collateralized mortgage obligations, municipal bonds and corporate bonds.

Investment securities available for sale were 99.8 percent and 99.7 percent of the total investment portfolio as of December 31, 2005 and 2004, respectively. Most of the securities held by us carried fixed interest rates. Other than holdings of Agencies, there were no investments in securities of any one issuer exceeding 10 percent of shareholders’ equity as of December 31, 2005, 2004 or 2003.

We maintain an investment portfolio primarily for liquidity purposes. As of December 31, 2005, the investment portfolio balance was $446.7 million, or 13.1 percent of total assets, compared to $415.8 million, or 13.4 percent of total assets as of December 31, 2004. During 2005, we purchased $132.7 million of securities, primarily mortgage-backed and Agencies, to replenish the portfolio for principal repayments in the form of calls, prepayments and scheduled amortization and to maintain an asset mix consistent with our strategic direction.

The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	Investment Portfolio as of December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Held to Maturity:
Municipal Bonds	$692	$692	$691	$691	$690	$689
Mortgage-Backed Securities	357	359	399	402	638	645

Total Held to Maturity	$1,049	$1,051	$1,090	$1,093	$1,328	$1,334

Available for Sale:
Mortgage-Backed Securities	$149,311	$147,268	$148,706	$149,174	$117,139	$117,484
U.S. Government Agency Securities	129,589	127,813	89,345	89,677	80,845	81,426
Collateralized Mortgage Obligations	83,068	81,456	93,172	92,539	125,491	124,096
Municipal Bonds	71,536	73,220	71,771	73,616	60,741	61,403
Corporate Bonds	8,235	8,053	8,380	8,444	13,641	13,903
Other Securities	4,999	5,053	4,437	4,433	15,055	14,976

Total Available for Sale	$446,738	$442,863	$415,811	$417,883	$412,912	$413,288

The following table summarizes the maturity and/or repricing schedule for investment securities and their weighted-average yield as of December 31, 2005:

			After One		After Five
	Within		but Within		but Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Mortgage-Backed Securities(1)	$55,507	3.94%	$45,238	4.56%	$41,224	4.73%	$5,656	5.15%
U.S. Government Agency Securities	14,882	3.20%	112,931	4.32%	—	—	—	—
Collateralized Mortgage Obligations(1)	15,915	3.70%	57,895	4.25%	7,646	4.64%	—	—
Municipal Bonds(2)	270	7.82%	1,408	4.94%	8,089	6.19%	64,145	6.30%
Corporate Bonds	—	—	8,053	4.36%	—	—	—	—
Other Securities	5,053	6.51%	—	—	—	—	—	—

	$91,627	3.93%	$225,525	4.36%	$56,959	4.93%	$69,801	6.21%

(1)	Mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2035. The above table is based on the expected prepayment schedule.

(2)	The yield on municipal bonds has been computed on a tax-equivalent basis, using an effective marginal rate of 35 percent.

Deposits

Total deposits at December 31, 2005, 2004 and 2003 were $2,826.1 million, $2,528.8 million and $1,445.8 million, respectively, representing an increase of $297.3 million, or 11.8 percent, in 2005 and $1,083.0 million, or 74.9 percent, in 2004. At December 31, 2005, 2004 and 2003, total time deposits outstanding were $1,439.8 million, $1,031.7 million and $667.8 million, respectively, representing 50.9 percent, 40.8 percent and 46.2 percent, respectively, of total deposits. This growth reflects the shift away from low-yielding accounts that normally occurs as interest rates rise and depositors take advantage of the greater interest rate differentials available in the market.

Demand deposits and money market accounts decreased by $78.5 million, or 5.8 percent, in 2005 and increased by $662.1 million, or 97.2 percent, in 2004. Core deposits (defined as demand, money market and savings deposits) decreased $110.7 million, or 7.4 percent, to $1,386.4 million as of December 31, 2005 from $1,497.1 million as of December 31, 2004, as depositors shifted funds into higher yielding certificates of deposit. At December 31, 2005, noninterest-bearing demand deposits represented 26.1 percent of total deposits compared to 28.9 percent at December 31, 2004.

Average deposits for the years ended December 31, 2005, 2004 and 2003 were $2,632.3 million, $2,129.7 million and $1,416.6 million, respectively. Average deposits grew by 23.6 percent in 2005 and 50.3 percent in 2004.

We accept brokered deposits on a selective basis at prudent interest rates to augment deposit growth. There were $7.4 million and $40.0 million of brokered deposits as of December 31, 2005 and 2004, respectively. We also had $200.0 million of state time deposits over $100,000 with a weighted-average interest rate of 3.87 percent and 2.08 percent as of December 31, 2005 and 2004, respectively.

The table below summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	For the Year Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand, Noninterest-Bearing	$751,509		$665,816		$422,453
Money Market Checking	539,678	2.40%	466,880	1.73%	207,689	1.24%
Savings	138,167	1.54%	131,589	1.36%	97,070	1.95%
Time Deposits of $100,000 or More	959,904	3.33%	611,555	1.79%	386,701	1.92%
Other Time Deposits	242,996	2.93%	253,884	2.13%	302,651	2.43%

Total Deposits	$2,632,254		$2,129,724		$1,416,564

The table below summarizes the maturity of time deposits in denominations of $100,000 or greater at December 31 of the years indicated:

	December 31,
	2005	2004	2003
	(Dollars in thousands)

Three Months or Less	$587,251	$378,205	$261,274
Over Three Months Through Six Months	248,338	232,231	57,034
Over Six Months Through Twelve Months	321,714	131,775	52,815
Over Twelve Months	4,647	14,369	17,821

	$1,161,950	$756,580	$388,944

Borrowings

Our borrowings mostly take the form of advances from the Federal Home Loan Bank of San Francisco (“FHLB”), overnight Federal funds, and junior subordinated debt associated with trust preferred securities.

At December 31, 2005, advances from the FHLB were $43.5 million, a decrease of $22.8 million, or 34.4 percent, from the December 31, 2004 balance of $66.4 million. In 2005, we used liquidity available from the growth of the portfolio of certificates of deposit to pay down borrowings to the extent it was cost-effective to do so.

During the first half of 2004, we issued two junior subordinated notes bearing interest at three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at three-month LIBOR plus 2.63 percent totaling $20.6 million. Our outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million at December 31, 2005.

INTEREST RATE RISK MANAGEMENT

Interest rate risk indicates our exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-income assets, which is the present value of future cash flow discounted by the current interest rate; under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of our exposure to market interest rates. The level of interest rate risk can be managed through such means as the changing of gap positions and the volume of fixed-income assets. For successful management of interest rate risk, we use various methods to measure existing and future interest rate risk exposures. In addition to regular reports used in business operations, repricing gap analysis, stress testing and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

The following table shows the most recent status of our gap position.

		After	After One
	Less	Three	Year But
	Than	Months	Within	After	Non-
	Three	But Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in thousands)

ASSETS
Cash	$—	$—	$—	$—	$103,477	$103,477
Federal Funds Sold	40,000	—	—	—	—	40,000
Securities Purchased Under Agreements to Resell	20,000	—	—	—	—	20,000
FRB and FHLB Stock	—	—	—	24,587	—	24,587
Securities:
Fixed Rate	11,238	29,339	225,521	126,762	—	392,860
Floating Rate	6,718	—	36,261	8,073	—	51,052
Loans:
Fixed Rate	35,775	41,169	175,691	163,986	—	416,621
Floating Rate	1,952,655	13,028	104,878	—	—	2,070,561
Non-Accrual	—	—	—	—	10,122	10,122
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(28,224)	(28,224)
Other Assets	—	22,713	—	6,944	283,539	313,196

Total Assets	$2,066,386	$106,249	$542,351	$330,352	$368,914	$3,414,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand Deposits	$72,459	$192,446	$407,097	$66,616	$—	$738,618
Savings	16,483	39,913	57,453	7,725	—	121,574
Money Market Checking	70,270	174,274	223,155	58,472	—	526,171
Time Deposits:
Fixed Rate	700,402	572,925	17,332	137	—	1,290,796
Floating Rate	148,955	—	—	—	—	148,955
Other Borrowed Funds	2,803	5,000	33,411	5,117	—	46,331
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	32,624	32,624
Shareholders’ Equity	—	—	—	—	426,777	426,777

Total Liabilities and Shareholders’ Equity	$1,093,778	$984,558	$738,448	$138,067	$459,401	$3,414,252

Repricing Gap	$972,608	$(878,309)	$(196,097)	$192,285	$(90,487)
Cumulative Repricing Gap	$972,608	$94,299	$(101,798)	$90,487	$—
Cumulative Repricing Gap as a Percentage of Total Assets	28.49%	2.76%	(2.98%)	2.65%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	32.25%	3.13%	(3.38%)	3.00%	—

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

On December 31, 2005, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 32.25 percent. This was a large decrease from the previous year’s figure of 46.00 percent. The decrease was primarily caused by a shift in the mix of the loan portfolio into fixed-rate loans, funded primarily by certificates of deposit, as the mix of the deposits portfolio shifted away from core deposits and the balance of loans linked to the prime rate decreased $48.6 million. The cumulative repricing percentage in the three-to-twelve month period also moved significantly lower, reaching 3.13 percent. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (10.30) percent. The floating gap position in the less-than-one year period was 7.00 percent.

The following table summarizes the status of the gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31,		December 31,
	2005	2004	2005	2004
	(Dollars in thousands)

Cumulative Repricing Gap	$972,608	$1,274,507	$94,299	$451,176
Percentage of Total Assets	28.49%	41.06%	2.76%	14.53%
Percentage of Interest-Earning Assets	32.25%	46.00%	3.13%	16.29%

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

To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the market value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet. This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a one-year horizon, given the basis point adjustment in interest rates reflected below.

Rate Shock Table

	Percentage Changes		Change in Amount
	Net	Economic	Net	Economic
	Interest	Value of	Interest	Value of
Change in Interest Rate	Income	Equity	Income	Equity
(Dollars in thousands)

200%	14.78%	(8.78)%	$22,688	$(38,522)
100%	7.37%	(4.66)%	$11,311	$(20,438)
(100)%	(7.42)%	5.14%	$(11,394)	$22,565
(200)%	(14.91)%	10.54%	$(22,896)	$46,234

In the above stress simulation, for a 100 basis point decline in interest rates, we may be exposed to a 7.42 percent decline in net interest income and a 5.14 percent increase in the economic value of equity. For a 100 basis point increase in interest rates, net interest income may increase by 7.37 percent, but the economic value of equity may decrease by 4.66 percent. For a 200 basis point increase in interest rates, net interest income may increase by 14.78 percent, but the economic value of equity may decrease by 8.78 percent. For a 200 basis point decrease in interest rates, net interest income may decrease by 14.91 percent, but the economic value of equity may increase by 10.54 percent. All projected changes remained well within internal policy guidelines at December 31, 2005.

The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual change to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity of the Bank is defined as the ability to supply cash as quickly as needed without causing a severe deterioration in profitability. The Bank’s major liquidity on the asset side stems from available cash positions, Federal funds sold and short-term investments categorized as available for sale securities, which can be disposed of without significant capital losses in the ordinary business cycle. Liquidity sources on the liability side come from borrowing capacities, which include Federal funds lines, repurchase agreements, and Federal Home Loan Bank advances. Thus, maintenance of high quality loans and securities that can be used for collateral in repurchase agreements or other secured borrowings is another important feature of liquidity management. Liquidity risk may occur when the Bank has few short-duration securities available for sale and/or is not capable of raising funds as quickly as necessary at acceptable rates in the capital or money markets. In addition, a heavy and sudden increase in cash demands for loans and/or deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis to manage the liquidity position and to preempt any liquidity crisis. Six specific statistics, which include the loans-to-assets ratio, off-balance sheet items and dependence on non-core deposits, foreign deposits, lines of credit and liquid assets, are reviewed regularly for liquidity management purposes. In 2005, the mix of the deposits portfolio shifted towards time deposits, and strong growth in certificates of deposit offset a decline in core deposits.

	December 31,
	2005	2004	2003

Liquidity Ratios:
Short-Term Investments/Total Assets	3%	5%	6%
Core Deposits/Total Assets	35%	41%	40%
Short-Term Non-Core Funding/Total Assets	42%	33%	45%
Short-Term Investments/Short-Term Non-Core Funding Dependence	18%	23%	20%
Net Loans/Total Assets	72%	72%	70%
Investments/Deposits	19%	20%	30%
Loans and Investments/Deposits	106%	109%	116%
Off-Balance Sheet Items/Total Assets	18%	15%	18%

The net loans to total assets ratio remained at 72 percent as of December 31, 2005. Despite fluctuations during the year, net loans grew at approximately the same rate as assets. During the year, the ratio of net loans to total assets generally was in the range of 71 percent to 74 percent. The investments to deposits ratio decreased to 19 percent as of December 31, 2005, while the ratio of loans and investments to deposits decreased to 106 percent. Off-balance sheet items as a percentage of total assets increased at December 31, 2005 to 18 percent from 15 percent at December 31, 2004, and the total amount increased to $671.4 million at December 31, 2005 from $479.6 million at December 31, 2004. The increase was primarily due to a $188.0 million increase in unused loan commitments. During the year, the percentage of off-balance sheet items to total assets generally ranged from 15 percent to 18 percent. The ratios of short-term non-core funding to total assets and short-term investments to short-term non-core funding dependence were 42 percent and 18 percent, respectively, at December 31, 2005, compared to 33 percent and 23 percent, respectively, at December 31, 2004.

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

There were increases to the lines of credit secured by us to meet our liquidity needs. As of December 31, 2005, we maintained a total of $154.0 million in credit lines. In addition, we maintained eight master repurchase agreements, all of which can furnish liquidity to us in consideration of bond collateral. We also can meet our liquidity needs through borrowings from the FHLB. We are eligible to borrow up of 25 percent of our total assets from the FHLB.

As of December 31, 2005, there were no material commitments for capital expenditures. We raise capital in the form of deposits, borrowings (primarily FHLB advances and junior subordinated debentures) and equity, and expect to continue to rely upon deposits as the primary source of capital.

OFF-BALANCE SHEET ARRANGEMENTS

For a discussion of off-balance sheet arrangements, see “Item 1. Business —  Small Business Administration Guaranteed Loans” and “Item 1. Business — Off-Balance Sheet Commitments.”

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2005 are as follows:

		More Than	More Than
		One Year	Three Years
		and Less	and Less	More
	Less Than	Than Three	Than Five	Than Five
Contractual Obligations	One Year	Years	Years	Years	Total
	(In thousands)

Time Deposits	$1,422,981	$8,067	$9,405	$237	$1,440,690
Long-Term Debt Obligations	5,000	20,000	13,411	87,522	125,933
Operating Lease Obligations	2,570	4,376	2,415	5,484	14,845

Total Contractual Obligations	$1,430,551	$32,443	$25,231	$93,243	$1,581,468

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123R (Revised), “Share-Based Payment” (“SFAS No. 123R”). This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statement of Income. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, this Statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement is effective for Hanmi Financial as of January 1, 2006.

As a result of the adoption of SFAS No. 123R, we estimate that we will recognize additional compensation expense of approximately $894,000, net of taxes, or $.02 per diluted share, for the full year 2006. Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, or cancellation of awards after the adoption of SFAS No. 123R. We have elected to use the modified prospective method to adopt SFAS No. 123R.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS No. 140” (“SFAS No. 155”). This Statement:

•	permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133;

•	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and

•	amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We have not determined the financial impact of the adoption of SFAS No. 155 or whether we will adopt SFAS No. 155 in 2006.

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

On November 3, 2005, FASB Staff Position (“FSP”) FAS Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of EITF No. 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10 to 18 of EITF No. 03-1, carried forward the requirements of paragraph 8 and 9 of EITF No. 03-1 with respect to cost-method investments, and carried forward the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1 and related examples. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. Adoption is not expected to have a material impact on our financial position, results of operations or related disclosures.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption in 2005 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets, an Amendment of APB Opinion No. 29, ’Accounting for Non-Monetary Transactions”’ (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchange of non-monetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.

SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently assessing the provisions of SFAS No. 153 and its impact on our financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed as a part of this Report are set forth on pages 50 through 81.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2005, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that:

•	Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to Hanmi Financial that is required to be included in Hanmi Financial’s periodic SEC filings; and

•	Hanmi Financial’s internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

During the quarter ended December 31, 2005, there have been no significant changes in Hanmi Financial’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Hanmi Financial’s disclosure controls and procedures were designed to ensure that material information related to Hanmi Financial, including subsidiaries, is made known to management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner.

Management’s Report on Internal Control Over Financial Reporting

Management of Hanmi Financial Corporation (“Hanmi Financial”) is responsible for establishing and maintaining adequate internal control over financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. Hanmi Financial’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2005, Hanmi Financial maintained effective internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of Hanmi Financial, has issued a report on management’s assessment of Hanmi Financial’s internal control over financial reporting as of December 31, 2005. The report expresses unqualified opinions on management’s assessment and on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Hanmi Financial Corporation and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of The Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
March 15, 2006

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

Audit Committee Financial Expert

M. Christian Mitchell was appointed to the Audit Committee of the Board of Directors as of April 11, 2004. The Board has determined that Mr. Mitchell meets the independence standards required by NASDAQ and is a “financial expert” within the meaning of the current rules of the Securities and Exchange Commission.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. It will be provided to any stockholder without charge, upon the written request of that stockholder. Such requests should be addressed to Justine Roe, General Counsel, Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, CA 90010. It is also available on our website at www.hanmi.com.

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

The following table summarizes information as of December 31, 2005 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

				Number of Securities
				Remaining Available for
				Future Issuance Under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
	Warrants and Rights		Warrants and Rights	Column (a))
	(a)		(b)

Equity Compensation Plans Approved By Security Holders	1,173,712		$10.55	3,047,557
Equity Compensation Plans Not Approved By Security Holders	838,558	(1)	$12.70	—

Total Equity Compensation Plans	2,012,270		$11.45	3,047,557

(1)	Composed of (a) stock options granted to Chief Executive Officer to purchase 350,000 shares of common stock at an exercise price of $17.17 per share with vesting in equal annual installments of 16.66 percent; and (b) stock warrants issued to affiliates of Castle Creek Financial LLC (for services rendered in connection with the placement of Hanmi Financial’s equity securities) to purchase a total of 488,558 shares of common stock at an exercise price of $9.50 per share.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear under the caption “Beneficial Ownership of Principal Stockholders and Management” in Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” of Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of Hanmi Financial’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning Hanmi Financial’s principal accountants’ fees and services is incorporated by reference from the section entitled “Independent Accountants” of Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of Hanmi Financial’s fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

(1) The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 53 of this Report.

(2) All Financial Statement Schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3) The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at page 89.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Hanmi Financial Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
March 15, 2006

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)

ASSETS
Cash and Due From Banks	$103,477	$55,164
Federal Funds Sold and Securities Purchased Under Agreements to Resell	60,000	72,000

Cash and Cash Equivalents	163,477	127,164
Federal Reserve Bank Stock	12,350	12,099
Federal Home Loan Bank Stock	12,237	9,862
Securities Held to Maturity, at Amortized Cost (Fair Value: 2005 — $1,051; 2004 — $1,093)	1,049	1,090
Securities Available for Sale, at Fair Value	442,863	417,883
Loans Receivable, Net of Allowance for Loan Losses of $24,963 and $22,702 at December 31, 2005 and 2004, Respectively	2,468,015	2,230,992
Loans Held for Sale, at the Lower of Cost or Fair Value	1,065	3,850
Customers’ Liability on Acceptances	8,432	4,579
Premises and Equipment, Net	20,784	19,691
Accrued Interest Receivable	14,120	10,029
Deferred Income Taxes	9,651	5,009
Servicing Asset	3,910	3,846
Goodwill	209,058	209,643
Core Deposit Intangible	8,691	11,476
Bank-Owned Life Insurance	22,713	21,868
Other Assets	15,837	15,107

TOTAL ASSETS	$3,414,252	$3,104,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-Interest-Bearing	$738,618	$729,583
Interest-Bearing:
Savings	121,574	153,862
Money Market Checking	526,171	613,662
Time Deposits of $100,000 or More	1,161,950	756,580
Other Time Deposits	277,801	275,120

Total Deposits	2,826,114	2,528,807
Accrued Interest Payable	11,911	7,100
Acceptances Outstanding	8,432	4,579
Other Borrowed Funds	46,331	69,293
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	12,281	12,093

Total Liabilities	2,987,475	2,704,278

COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)
SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; 49,821,798 Shares and 49,330,704 Shares Issued at December 31, 2005 and 2004, Respectively	50	49
Additional Paid-In Capital	339,991	334,932
Unearned Compensation	(1,150)	—
Accumulated Other Comprehensive Income (Loss) — Unrealized Gain (Loss) on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of ($1,671) and $744 at December 31, 2005 and 2004, Respectively	(4,383)	1,035
Retained Earnings	112,310	63,894

	446,818	399,910
Less Treasury Stock, at Cost; 1,163,000 Shares and 0 Shares at December 31, 2005 and 2004, Respectively	(20,041)	—

Total Shareholders’ Equity	426,777	399,910

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,414,252	$3,104,188

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands, except per share data)

INTEREST INCOME:
Interest and Fees on Loans	$179,011	$116,811	$64,505
Interest on Investments	18,507	17,372	12,410
Interest on Term Federal Funds Sold	—	—	225
Interest on Federal Funds Sold	1,589	183	277

Total Interest Income	199,107	134,366	77,417

INTEREST EXPENSE:
Interest on Deposits	54,192	26,268	19,247
Interest on Borrowings	7,919	6,349	1,549

Total Interest Expense	62,111	32,617	20,796

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	136,996	101,749	56,621
Provision for Credit Losses	5,395	2,907	5,680

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	131,601	98,842	50,941

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	15,782	14,441	10,339
Trade Finance Fees	4,269	4,044	2,887
Remittance Fees	2,122	1,653	952
Other Service Charges and Fees	2,496	1,486	1,219
Bank-Owned Life Insurance Income	845	731	499
Increase in Fair Value of Derivatives	1,105	232	35
Other Income	2,459	1,681	840
Gain on Sales of Loans	3,021	2,997	2,157
Gain on Sales of Securities Available for Sale	117	134	1,094

Total Non-Interest Income	32,216	27,399	20,022

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	36,839	33,540	21,214
Occupancy and Equipment	8,978	8,098	5,198
Data Processing	4,844	4,540	3,080
Advertising and Promotion	2,913	3,001	1,635
Supplies and Communication	2,556	2,433	1,496
Professional Fees	2,201	2,068	1,167
Amortization of Core Deposit Intangible	2,785	1,872	121
Decrease in Fair Value of Embedded Options	748	—	—
Other Operating Expense	7,778	8,961	5,414
Merger-Related Expenses	(509)	2,053	—

Total Non-Interest Expenses	69,133	66,566	39,325

INCOME BEFORE INCOME TAXES	94,684	59,675	31,638
Income Taxes	36,455	22,975	12,425

NET INCOME	$58,229	$36,700	$19,213

EARNINGS PER SHARE:
Basic	$1.18	$0.87	$0.68
Diluted	$1.17	$0.84	$0.67
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	49,174,885	42,268,964	28,092,708
Diluted	49,942,356	43,517,257	28,662,026
DIVIDENDS DECLARED PER SHARE	$0.20	$0.20	$0.20

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003

	Common Stock — Number of Shares			Shareholders’ Equity
	Gross		Net				Accumulated
	Shares		Shares		Additional		Other		Treasury	Total
	Issued and	Treasury	Issued and	Common	Paid-In	Unearned	Comprehensive	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Stock	Capital	Compensation	Income	Earnings	at Cost	Equity
	(Dollars in thousands)

BALANCE — DECEMBER 31, 2002	27,830,866	—	27,830,866	$28	$99,927	$—	$2,105	$22,408	$—	$124,468
Stock Options Exercised	495,954	—	495,954	—	3,141	—	—	—	—	3,141
Cash Dividends	—	—	—	—	—	—	—	(5,636)	—	(5,636)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	19,213	—	19,213
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(1,719)	—	—	(1,719)

Total Comprehensive Income										17,494

BALANCE — DECEMBER 31, 2003	28,326,820	—	28,326,820	28	103,068	—	386	35,985	—	139,467
Stock Options Exercised	670,576	—	670,576	1	3,234	—	—	—	—	3,235
Warrants Exercised	20,000	—	20,000	—	190	—	—	—	—	190
Stock Issued Through Private Placement	7,894,654	—	7,894,654	8	71,702	—	—	—	—	71,710
Stock Issued in PUB Acquisition	12,418,654	—	12,418,654	12	156,738	—	—	—	—	156,750
Cash Dividends	—	—	—	—	—	—	—	(8,791)	—	(8,791)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	36,700	—	36,700
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	649	—	—	649

Total Comprehensive Income										37,349

BALANCE — DECEMBER 31, 2004	49,330,704	—	49,330,704	49	334,932	—	1,035	63,894	—	399,910
Stock Options Exercised	391,094	—	391,094	1	2,515	—	—	—	—	2,516
Restricted Stock Award	100,000	—	100,000	—	1,815	(1,815)	—	—	—	—
Amortization of Unearned Compensation	—	—	—	—	—	665	—	—	—	665
Tax Benefit from Exercise of Stock Options	—	—	—	—	729	—	—	—	—	729
Stock Repurchase	—	(1,163,000)	(1,163,000)	—	—	—	—	—	(20,041)	(20,041)
Cash Dividends	—	—	—	—	—	—	—	(9,813)	—	(9,813)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	58,229	—	58,229
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(5,418)	—	—	(5,418)

Total Comprehensive Income										52,811

BALANCE — DECEMBER 31, 2005	49,821,798	(1,163,000)	48,658,798	$50	$339,991	$(1,150)	$(4,383)	$112,310	$(20,041)	$426,777

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$58,229	$36,700	$19,213
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,704	2,447	1,558
Amortization of Premiums and Discounts on Investments	565	3,246	121
Amortization of Core Deposit Intangible	2,785	1,872	212
Amortization of Unearned Compensation	665	—	—
Provision for Credit Losses	5,395	2,907	5,680
Federal Reserve Bank and Federal Home Loan Bank Stock Dividends	(362)	(497)	(107)
Gain on Sales of Securities Available for Sale	(117)	(134)	(1,094)
Increase in Fair Value of Derivatives	(1,105)	(232)	(35)
Decrease in Fair Value of Embedded Options	748	—	—
Gain on Sales of Loans	(3,021)	(2,997)	(2,157)
Gain on Sales of Other Real Estate Owned	—	—	(82)
Loss on Sales of Premises and Equipment	34	15	67
Tax Benefit from Exercise of Stock Options	729	—	—
Deferred Tax (Benefit) Expense	(2,707)	694	(2,069)
Origination of Loans Held for Sale	(61,709)	(53,855)	(45,858)
Proceeds from Sales of Loans Held for Sale	67,515	54,311	35,100
Change in:
(Increase) Decrease in Accrued Interest Receivable	(4,091)	155	(1,153)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(845)	(731)	(500)
(Increase) Decrease in Other Assets	(5,347)	7,028	(1,832)
Increase (Decrease) in Accrued Interest Payable	4,811	(444)	1,018
Increase (Decrease) in Other Liabilities	4,068	(12,751)	5,506

Net Cash and Cash Equivalents Provided By Operating Activities	68,944	37,734	13,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured Term Federal Funds Sold	—	—	30,000
Proceeds from Sales of Federal Home Loan Bank Stock	—	5,031	—
Proceeds from Matured or Called Securities Available for Sale	89,885	120,389	170,346
Proceeds from Matured or Called Securities Held to Maturity	—	239	6,214
Proceeds from Sales of Securities Available for Sale	11,360	53,063	45,051
Proceeds from Sales of Other Real Estate Owned	—	—	204
Net Increase in Loans Receivable	(242,088)	(120,651)	(265,641)
Purchases of Federal Reserve Bank and Federal Home Loan Bank Stock	(2,264)	(9,884)	(5,669)
Purchases of Securities Available for Sale	(132,700)	(22,384)	(358,218)
Purchases of Bank-Owned Life Insurance	—	(10,000)	—
Purchases of Premises and Equipment	(3,831)	(2,049)	(2,031)
Acquisition of Pacific Union Bank, Net of Cash Acquired	—	(63,498)	—

Net Cash and Cash Equivalents Used In Investing Activities	(279,638)	(49,744)	(379,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	297,307	146,273	161,856
Issuance of Junior Subordinated Debentures	—	82,406	—
Proceeds from Exercises of Stock Options	2,516	3,235	3,141
Proceeds from Exercises of Stock Warrants	—	190	—
Stock Issued Through Private Placement	—	71,710	—
Cash Paid to Acquire Treasury Stock	(20,041)	—	—
Cash Dividends Paid	(9,813)	(7,740)	(4,220)
(Decrease) Increase in Other Borrowed Funds	(22,962)	(219,495)	145,202

Net Cash and Cash Equivalents Provided By Financing Activities	247,007	76,579	305,979

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,313	64,569	(60,177)
Cash and Cash Equivalents — Beginning of Year	127,164	62,595	122,772

CASH AND CASH EQUIVALENTS — END OF YEAR	$163,477	$127,164	$62,595

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$41,266	$29,920	$19,778
Income Taxes Paid	$37,650	$25,400	$9,469
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned	$—	$—	$122
Accrued Dividend	$2,433	$2,467	$1,416
Reconciliation of Acquisition of Pacific Union Bank, Net of Cash Acquired:
Fair Value of Assets Acquired		$1,383,782
Cash and Cash Equivalents Acquired		(104,383)
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock		(156,750)
Liabilities Assumed		(1,059,151)

Acquisition of Pacific Union Bank, Net of Cash Acquired		$63,498

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

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

Principles of Consolidation — The consolidated financial statements include the accounts of Hanmi Financial Corporation (“Hanmi Financial”, “we” or “us”) and our wholly owned subsidiary, Hanmi Bank (the “Bank”), after elimination of all material intercompany transactions and balances.

Hanmi Financial was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Act of 1933 on March 17, 2001. Subsequent to our formation, each of the Bank’s shares was exchanged for one share of Hanmi Financial with an equal value.

Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic population of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered, FDIC-insured financial institution.

On April 30, 2004, we completed our acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that also served primarily the Korean-American community. As of December 31, 2005, the Bank maintained a branch network of 22 locations, serving individuals and small- to medium-sized businesses in Los Angeles and surrounding areas.

Cash and Cash Equivalents — Cash and cash equivalents include cash and due from banks, Federal funds sold and securities purchased under resale agreements, all of which have maturities of less than 90 days.

Federal Reserve Bank Stock — As a member of the Federal Reserve Bank of San Francisco (“FRB”), the Bank is required to maintain stock in the FRB based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Both cash and stock dividends received are reported as dividend income.

Federal Home Loan Bank Stock — As a member of the Federal Home Loan Bank of San Francisco (“FHLB”), the Bank is required to own common stock in the FHLB based upon our balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. Both cash and stock dividends received are reported as dividend income.

Securities — Securities are classified into three categories and accounted for as follows:

1. Securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost;

2. Securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in earnings; and

3. Securities not classified as held-to-maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of shareholders’ equity as Accumulated Other Comprehensive Income, Net of Income Taxes.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accreted discounts and amortized premiums on investment securities are included in interest income using the effective interest method over the remaining period to the call date or contractual maturity and, in the case of mortgage-backed securities and securities with call features, adjusted for anticipated prepayments. Unrealized and realized gains or losses related to holding or selling of securities are calculated using the specific-identification method. To the extent there is an impairment of value deemed other than temporary for a security held to maturity or available for sale, a loss is recognized in earnings and a new cost basis established for the security.

We also have a minority investment of 4.99 percent in a non-publicly traded company, Pacific International Bank. The investment is included in Other Assets on the Consolidated Statements of Financial Condition and is carried at cost. As of December 31, 2005 and 2004, the carrying value was $511,000. We monitor the investment for impairment and makes appropriate reductions in carrying value when necessary.

Derivative Instruments — We account for derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133). Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge, a cash flow hedge, a hedge of a net investment in a foreign operation, or a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives used to hedge our net investment in foreign subsidiaries, to the extent effective as a hedge, are recorded in common shareholders’ equity as a component of the cumulative translation adjustment account within accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other income in the current period.

We formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying value of the hedged asset or liability will be amortized in the same manner that the hedged item affects income. For cash flow hedges, amounts previously recorded in Accumulated Other Comprehensive Income will be reclassified into income as earnings are impacted by the variability in the cash flows of the hedged item.

If the hedging instrument is terminated early, the derivative is removed from the balance sheet. Accounting for the adjustments to the hedged asset or liability or adjustments to Accumulated Other Comprehensive Income are the same as described above when a derivative no longer qualifies as an effective hedge.

If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. The hedged item,

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including previously recorded mark-to-market adjustments, is derecognized immediately as a component of the gain or loss upon disposition.

Loans — We originate loans for investment, with such designation made at the time of origination. Loans are recorded at the contractual amounts due from borrowers, adjusted for unamortized discounts and premiums, undisbursed funds, net deferred loan fees and origination costs, and the allowance for loan losses.

Certain Small Business Administration (“SBA”) loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. Upon sales of such loans, we receive a fee for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of adequate compensation, for the estimated life of the loan, discounted by a rate in the range of 11 percent to 12 percent and a constant prepayment rate ranging from 6 percent to 16 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

Interest-only strips are recorded based on the present value of the excess of total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only strips are accounted for at their estimated fair value, with unrealized gains or losses recorded as adjustments to Other Comprehensive Income.

Loans Held for Sale — Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loan Interest Income and Fees — Interest on loans is credited to income as earned and is accrued only if deemed collectible. Direct loan origination costs are offset by loan origination fees with the net amount deferred and recognized over the contractual lives of the loans in interest income as a yield adjustment using the effective interest method. Discounts or premiums associated with purchased loans are accreted or amortized to interest income using the interest method over the contractual lives of the loans, adjusted for prepayments. Accretion of discounts and deferred loan fees is discontinued when loans are placed on non-accrual status.

Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Non-accrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual.

Allowance for Loan Losses — Management believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. Our lending is concentrated in consumer, commercial, construction and real estate loans in the greater Los Angeles/Orange County area. Although management believes the level of the allowance is adequate to absorb probable losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-performing loans are those that are not earning income, and (1) full payment of principal and interest is no longer anticipated, (2) principal or interest is 90 days or more delinquent, or (3) the loan payment or term has been restructured in accordance with troubled debt restructure procedures. The Bank generally places loans on non-accrual status when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is adequately secured and, in the opinion of management, is deemed to be in the process of collection. When loans are placed on non-accrual status, accrued but unpaid interest is reversed against the current year’s income, and interest income on non-accrual loans is recorded on a cash basis. The Bank may treat payments as interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additionally, the Bank may place loans that are not 90 days past due on non-accrual status, if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

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

We evaluate installment loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans and are evaluated on a portfolio basis considering the projected net realizable value of the portfolio compared to the net carrying value of the portfolio.

Hanmi Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses on a monthly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Financial Institutions (“DFI”) and/or the FRB require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to 30 years. Leasehold improvements are capitalized and amortized using the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

Goodwill — Goodwill, which represents the excess of purchase price over fair value of net assets acquired, amounted to $209.1 million and $209.6 million as of December 31, 2005 and 2004, respectively. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective January  1, 2002. SFAS No. 142 required that goodwill be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit — our banking operations. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually, or earlier if events have

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred that might indicate impairment. We ceased amortization of goodwill as of January 1, 2002. Our impairment test is performed in two phases. The first step involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is estimated using two different valuation techniques: (a) discounted earnings cash flow and (b) average market price to earnings multiple using a management selected peer group. If the fair value of the reporting unit exceeds its fair value, an additional procedure must be performed. This additional procedure involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recorded through earnings to the extent the carrying amount of goodwill exceeds its implied fair value. As of December 31, 2005 and 2004, management is unaware of any circumstances that would indicate a potential impairment of goodwill.

Core Deposit Intangible — We amortize the core deposit intangible (“CDI”) balance using an accelerated method over eight years. As required upon adoption of SFAS No. 142, we evaluated the useful lives assigned to the CDI assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2005. As required by SFAS No. 142, the CDI balance is assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The CDI recoverability analysis is consistent with our policy for assessing impairment of long-lived assets. As of and for the year ended December 31, 2005 and 2004, management is not aware of any circumstances that would indicate impairment of the CDI asset, and no impairment charges were recorded through earnings in 2005.

As of December 31, 2005 and 2004, the gross carrying amount of the CDI balance totaled $13.8 million and $13.8 million, respectively, and the related accumulated amortization totaled $5.1 million and $2.3 million, respectively. The total amortization expense on the CDI balance was $2,785,000, $1,872,000 and $121,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Estimated future amortization expense of the CDI balance is as follows: $2,379,000 in 2006; $2,039,000 in 2007; $1,675,000 in 2008; $1,284,000 in 2009; $865,000 in 2010; and $450,000 thereafter.

Junior Subordinated Debentures — We have established three statutory business trusts that are wholly owned subsidiaries of Hanmi Financial. In three separate private placement transactions, the Trusts issued variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. Hanmi Financial is the owner of all the beneficial interests represented by the common securities of the Trusts.

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (Revised December 2003) — an Interpretation of ARB No. 51,” requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns or both. Junior subordinated debt represents liabilities of the Hanmi Financial to the Trusts.

Income Taxes — We provide for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation — Our employee stock-based compensation arrangements are measured under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price an employee must pay to acquire the stock. No compensation expense has been recognized for the stock option plan, as stock options were granted at fair value at the date of grant. Had compensation expense for the stock option plan been determined based on the fair

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values estimated using the Black-Scholes model at the grant dates for previous awards, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Net Income — As Reported	$58,229	$36,700	$19,213
Add — Stock-Based Employee Compensation Expense Included
in Reported Net Income, Net of Related Tax Effects (Restricted Stock Award)	409	—	—
Deduct — Total Stock-Based Employee Compensation Expense Determined Under Fair Value-Based Method for All Awards Subject to SFAS No. 123, Net of Related Tax Effects	(1,214)	(408)	(521)

Net Income — Pro Forma	$57,424	$36,292	$18,692

Earnings Per Share — As Reported:
Basic	$1.18	$0.87	$0.68
Diluted	$1.17	$0.84	$0.67
Earnings Per Share — Pro Forma:
Basic	$1.17	$0.86	$0.67
Diluted	$1.15	$0.83	$0.65

The estimated weighted-average fair value of options granted was $4.96 per share in 2005, $3.94 per share in 2004 and $3.30 per share in 2003. The weighted-average fair value of options granted under our fixed stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.18 percent, 1.40 percent and 0.00 percent in 2005, 2004 and 2003, respectively; expected volatility of 32.6 percent, 32.4 percent and 31.0 percent in 2005, 2004 and 2003; respectively; expected lives of 4.1 years, 4.2 years and 4.5 years in 2005, 2004 and 2003, respectively; and risk-free interest rates of 4.13 percent, 2.90 percent and 1.87 percent in 2005, 2004 and 2003, respectively.

In February 2005, 100,000 shares of restricted stock were awarded to Dr. Sung Won Sohn, our Chief Executive Officer. 20,000 of these shares vested immediately, and an additional 20,000 shares will vest each year over the next four years on each anniversary date of the grant. The market value of the shares awarded totaled $1,815,000. The 20,000 shares that vested immediately were recorded as compensation expense and the remaining 80,000 shares were recorded as unearned compensation, a separate component of shareholders’ equity. Unearned compensation is being amortized against income over the four-year vesting period. For the year ended December 31, 2005, compensation expense of $665,000 was recognized in the Consolidated Statements of Income.

Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Treasury Stock — We use the cost method of accounting for treasury stock. The cost method requires us to record the reacquisition cost of treasury stock as a deduction from shareholders’ equity on the Consolidated Statements of Financial Condition.

Impairment of Long-Lived Assets — We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123R (Revised), “Share-Based Payment” (“SFAS No. 123R”). This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the Consolidated Statement of Income. This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, this Statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement is effective for Hanmi Financial as of January 1, 2006. We have elected to use the modified prospective method to adopt SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, we estimate that we will recognize additional compensation expense of approximately $894,000, net of taxes, or $.02 per diluted share, for the full year 2006. Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, or cancellation of awards after the adoption of SFAS No. 123R.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS No. 140” (“SFAS No. 155”). This Statement:

•	permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133;

•	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and

•	amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We have not determined the financial impact of the adoption of SFAS No. 155 or whether we will adopt SFAS No. 155 in 2006.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 3, 2005, FASB Staff Position (“FSP”) FAS Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. This FSP nullifies certain requirements of EITF No. 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP nullified the requirements of paragraphs 10 to 18 of EITF No. 03-1, carried forward the requirements of paragraph 8 and 9 of EITF No. 03-1 with respect to cost-method investments, and carried forward the disclosure requirements included in paragraphs 21 and 22 of EITF No. 03-1 and related examples. The guidance in this FSP is applicable to reporting periods beginning after December 15, 2005. Adoption is not expected to have a material impact on our financial position, results of operations or related disclosures.

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption in 2005 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-Monetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Non-Monetary Transactions”’ (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchange of non-monetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. Adoption is not expected to have a material impact on our financial position or results of operations.

Reclassifications — Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

NOTE 2 — BUSINESS COMBINATION

On April 30, 2004, we completed our acquisition of PUB and merged PUB with Hanmi Bank. We paid $164.6 million in cash to acquire 5,537,431 of the PUB shares owned by Korea Exchange Bank. All of the remaining PUB shares were converted in the acquisition into shares of Hanmi Financial’s common stock based on an exchange ratio of 2.312 Hanmi Financial shares for each PUB share.

In addition, all outstanding PUB employee stock options were converted into 137,414 options to purchase Hanmi Financial stock valued at $1.1 million in total. Based on Hanmi Financial’s average price of $12.53 for the five-day trading period from April 28 through May 4, 2004, the total consideration paid for PUB was $324.6 million and resulted in the recognition of goodwill aggregating $207.2 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price and Acquisition Costs — The purchase price was as follows:

(Dollars in thousands;
except share prices)

Common Stock:
Number of Shares of PUB Stock Outstanding as of April 30, 2004	10,908,821
Less Shares Acquired for Cash	(5,537,431)

Number of Shares of PUB Stock to be Exchange for Hanmi Stock	5,371,390
Exchange Ratio	2.312

Stock Issued in PUB Acquisition	12,418,654
Multiplied by Hanmi Financial’s Average Stock Price for the Period Two Days Before Through Two Days After the April 29, 2004 Pricing of the Merger Agreement	$12.53

$155,606
Stock Options:
Estimated Fair Value of 137,414 Hanmi Financial Stock Options to be Issued in Exchange for 59,443 PUB Outstanding Stock Options, Calculated Using the Black-Scholes Option Pricing Model, Modified for Dividends, With Model Assumptions Estimated as of April 30, 2004 and a Hanmi Financial Stock Price of $12.53, the Average Stock Price for the Period Two Days Before Through Two Days After the April 29, 2004 Pricing of the Merger Agreement	1,063
Cash	164,562
Transaction Costs:
Cash	3,320
Stock Warrants	145

Total Purchase Price	$324,696

The purchase price was allocated based on the fair values of the assets acquired and liabilities assumed:

(In thousands)

Book Value of Net Assets Acquired	$110,683
Adjustments:
Adjustment to Record Acquired Securities at Estimated Fair Value	(1,489)
Adjustment to Record Acquired Loans at Estimated Fair Value	376
Adjustment to Record Acquired Fixed Assets at Estimated Fair Value	5,459
Adjustment to Record Core Deposit Intangible Asset	13,137
Adjustment to Record Various Other Assets at Estimated Fair Value	15
Adjustment to Record Interest-Bearing Deposits at Fair Value	(264)
Adjustment to Record Other Borrowings at Fair Value	(789)
Adjustment to Record Severance Benefits Associated with the Elimination of Positions, Termination of Certain Contractual Obligations of PUB and Other Miscellaneous Adjustments	(1,711)
Adjustment to Record Deferred Tax Liability	(7,948)
Adjustment to Record Goodwill Associated with the Acquisition of PUB	207,227

Total Purchase Price	$324,696

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, the carrying amount of goodwill from the PUB acquisition was $207.2 million compared to $207.8 million at December 31, 2004, a decrease of $585,000. The decrease was due to adjustments based on the final valuation of net assets acquired.

The fair value of PUB net assets acquired was as follows:

(In thousands)

Assets:
Cash and Due From Banks	$27,483
Federal Fund Sold	76,900
Federal Home Loan Bank Stock	6,256
Securities Available for Sale	157,905
Loans Receivable, Net of Allowance for Loan Losses	865,743
Premises and Equipment	11,668
Accrued Interest Receivable	3,498
Goodwill	207,227
Core Deposit Intangible	13,137
Other Assets	12,888

Total Assets	$1,382,705

Liabilities:
Deposits	$936,699
Borrowings	105,789
Other Liabilities	15,521

Total Liabilities	$1,058,009

Net Assets Acquired	$324,696

The core deposit intangible is being amortized using an accelerated method over eight years. None of the goodwill balance is expected to be deductible for income tax purposes.

Merger-related costs recognized as expenses during 2004 consisted of employee retention bonuses, the costs of vacating duplicative branches within the existing network and the impairment of fixed assets (primarily leasehold improvements) associated with such branches. Of the $2,053,000 provided in 2004, $767,000 and $777,000 was utilized and charged against the related liability in 2005 and 2004, respectively. The remaining balance of $509,000 was reversed in 2005.

Certain costs (primarily PUB employee severance, data processing contract termination costs, and the costs of vacating duplicative branches within PUB’s network) were recognized as liabilities assumed in the business combination or impairments of fixed assets associated with such branches. Accordingly, they have been considered part of the purchase price of PUB and recorded as an increase in the balance of goodwill. Of the $4,515,000 provided, $834,000 and $2,444,000 was utilized and charged against the related liability in 2005 and 2004, respectively, and $1,142,000 was reversed in 2005. The remaining balance of $95,000 is related to certain lease commitments that may continue into 2009.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We incurred the following merger-related costs for the years ended December 31, 2005 and 2004:

		Included in
	Expensed	Cost of
	(Credited)	Acquisition
	(In thousands)

Merger-Related Costs — 2005:
Reversal of Merger-Related Costs	$(509)	$(1,142)

Total Merger-Related Costs — 2005	$(509)	$(1,142)

Merger-Related Costs — 2004:
Employee Termination Costs	$1,364	$1,425
Contract Termination Costs	—	1,828
Leasehold Termination Costs	348	1,262
Asset Impairments	341	—

Total Merger-Related Costs — 2004	$2,053	$4,515

NOTE 3 — SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

We purchase government agency securities and/or whole loans under agreements to resell the same securities (reverse repurchase agreements) with primary dealers. Amounts advanced under these agreements represent cash and cash equivalents. Securities subject to the reverse repurchase agreements are held in the name of Hanmi Financial by dealers who arrange the transactions. In the event that the fair value of the securities decreases below the carrying amount of the related reverse repurchase agreement, the counterparties are required to designate an equivalent value of additional securities in the name of Hanmi Financial.

The following is a summary of the securities purchased under agreements to resell at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(Dollars in thousands)

Balance at Year-End	$20,000	$10,000
Average Balance Outstanding During the Year	$13,137	$55
Maximum Amount Outstanding at Any Month-End During the Year	$25,000	$10,000
Weighted-Average Interest Rate During the Year	3.38%	2.33%

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — SECURITIES

The following is a summary of the securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In thousands)

December 31, 2005:
Municipal Bonds	$692	$—	$—	$692
Mortgage-Backed Securities	357	2	—	359

	$1,049	$2	$—	$1,051

December 31, 2004:
Municipal Bonds	$691	$—	$—	$691
Mortgage-Backed Securities	399	3	—	402

	$1,090	$3	$—	$1,093

The following is a summary of securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In thousands)

December 31, 2005:
Mortgage-Backed Securities	$149,311	$144	$2,187	$147,268
U.S. Government Agencies	129,589	—	1,776	127,813
Collateralized Mortgage Obligations	83,068	3	1,615	81,456
Municipal Bonds	71,536	1,758	74	73,220
Corporate Bonds	8,235	—	182	8,053
Other	4,999	156	102	5,053

	$446,738	$2,061	$5,936	$442,863

December 31, 2004:
Mortgage-Backed Securities	$148,706	$1,014	$546	$149,174
U.S. Government Agencies	89,345	381	49	89,677
Collateralized Mortgage Obligations	93,172	236	869	92,539
Municipal Bonds	71,771	1,938	93	73,616
Corporate Bonds	8,380	76	12	8,444
Other	4,437	34	38	4,433

	$415,811	$3,679	$1,607	$417,883

The amortized cost and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual maturities through 2035, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Within One Year	$15,245	$15,205	$—	$—
Over One Year Through Five Years	129,260	127,392	—	—
Over Five Years Through Ten Years	7,279	7,397	692	692
Over Ten Years	62,575	64,145	—	—

	214,359	214,139	692	692

Mortgage-Backed Securities	149,311	147,268	357	359
Collateralized Mortgage Obligations	83,068	81,456	—	—

	232,379	228,724	357	359

	$446,738	$442,863	$1,049	$1,051

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2005 and 2004:

	Holding Period
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In thousands)

Available for Sale — December 31, 2005:
Mortgage-Backed Securities	$922	$78,891	$1,265	$40,364	$2,187	$119,255
U.S. Government Agency Securities	1,682	112,931	94	9,882	1,776	122,813
Collateralized Mortgage Obligations	383	29,281	1,232	42,988	1,615	72,269
Municipal Bonds	31	4,126	43	2,353	74	6,479
Corporate Bonds	106	5,102	76	2,951	182	8,053
Other	21	979	81	1,919	102	2,898

	$3,145	$231,310	$2,791	$100,457	$5,936	$331,767

Available for Sale — December 31, 2004:
Mortgage-Backed Securities	$135	$22,747	$411	$37,428	$546	$60,175
U.S. Government Agency Securities	264	13,780	605	39,824	869	53,604
Collateralized Mortgage Obligations	49	14,883	—	—	49	14,883
Municipal Bonds	—	—	93	3,775	93	3,775
Corporate Bonds	12	3,103	—	—	12	3,103
Other	—	—	38	1,962	38	1,962

	$460	$54,513	$1,147	$82,989	$1,607	$137,502

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2005 and 2004 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2005 and 2004. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability, and management intends to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2005 and 2004 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2005 and 2004 are warranted.

Securities with carrying values of $279.7 million and $307.5 million as of December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were $117,000, $134,000 and $1,094,000 in net realized gains on sales of securities available for sale during the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, $3.6 million ($2.6 million, net of tax) of unrealized losses arose during the year and were included in comprehensive income and $114,000 ($83,000, net of tax) of previously unrealized gains were realized in earnings. In 2004, $983,000 ($713,000, net of tax) of unrealized losses arose during the year and were included in comprehensive income and $167,000 ($122,000, net of tax) of previously unrealized losses were realized in earnings. In 2003, $1.8 million ($1.3 million, net of tax) of unrealized losses arose during the year and were included in comprehensive income and $1.1 million ($692,000, net of tax) of previously unrealized gains were realized in earnings.

NOTE 5 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable consisted of the following at December 31:

	2005	2004
	(In thousands)

Real Estate Loans:
Commercial Property	$733,650	$783,539
Construction	152,080	92,521
Residential Property	87,377	80,786

Total Real Estate Loans	973,107	956,846

Commercial and Industrial Loans:
Commercial Term Loans	945,210	754,108
Commercial Lines of Credit	224,271	201,940
SBA Loans	155,491	162,435
International Loans	106,520	95,936

Total Commercial Loans	1,431,492	1,214,419

Consumer Loans	92,154	87,526

Total Gross Loans	2,496,753	2,258,791
Allowance for Loans Losses	(24,963)	(22,702)
Deferred Loan Fees	(3,775)	(5,097)

Loans Receivable, Net	$2,468,015	$2,230,992

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows:

	As of and for the Years Ended December 31,
	2005			2004			2003
		Allowance			Allowance			Allowance
		for Off-			for Off-			for Off-
	Allowance	Balance		Allowance	Balance		Allowance	Balance
	for Loan	Sheet		for Loan	Sheet		for Loan	Sheet
	Losses	Items	Total	Losses	Items	Total	Losses	Items	Total
	(In thousands)

Balance — Beginning of Year	$22,702	$1,800	$24,502	$13,349	$1,385	$14,734	$11,254	$1,015	$12,269
Allowance for Loan Losses Acquired in PUB Acquisition	—	—	—	10,566	—	10,566	—	—	—
Provision Charged to Operating Expense	5,065	330	5,395	2,492	415	2,907	5,310	370	5,680
Loans Charged Off	(5,198)	—	(5,198)	(5,485)	—	(5,485)	(4,423)	—	(4,423)
Recoveries, Net of Charge-Offs	2,394	—	2,394	1,780	—	1,780	1,208	—	1,208

Balance — End of Year	$24,963	$2,130	$27,093	$22,702	$1,800	$24,502	$13,349	$1,385	$14,734

The following is a summary of interest foregone on impaired loans for the years ended December 31:

	2005	2004	2003
	(In thousands)

Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$957	$678	$362
Less: Interest Income Recognized on Impaired Loans	(603)	(350)	(204)

Interest Foregone on Impaired Loans	$354	$328	$158

The following table provides information on impaired loans for the periods indicated:

	As of and for the
	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Recorded Investment With Related Allowance	$7,548	$4,391	$5,893
Recorded Investment With No Related Allowance	3,235	3,262	392
Allowance on Impaired Loans	(4,991)	(3,039)	(2,972)

Net Recorded Investment in Impaired Loans	$5,792	$4,614	$3,313

Average Total Recorded Investment in Impaired Loans	$14,340	$9,850	$6,400

There were no commitments to lend additional funds to borrowers whose loans are included above.

Loans on non-accrual status totaled $10.1 million and $5.8 million at December 31, 2005 and 2004, respectively. Loans past due 90 days or more and still accruing interest totaled $9,000 and $208,000 at December 31, 2005 and 2004, respectively. Restructured loans totaled $4.0 million and $2.6 million at December 31, 2005 and 2004, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of all loans to officers and directors of Hanmi Financial and their affiliates. In the opinion of management, all such loans were made under terms that are consistent with our normal lending policies.

	December 31,
	2005	2004
	(In thousands)

Outstanding Balance, Beginning of Year	$1,552	$885
Credit Granted, Including Renewals	—	951
Repayments	(702)	(284)

Outstanding Balance, End of Year	$850	$1,552

Income from these loans totaled $81,000, $70,000 and $153,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is reflected in the accompanying Consolidated Statements of Income.

Servicing Assets — Changes in loan servicing rights, net of amortization, were as follows:

	December 31,
	2005	2004
	(In thousands)

Balance — Beginning of Year	$3,846	$2,364
Additions	1,150	2,172
Amortization	(1,086)	(690)

Balance — End of Year	$3,910	$3,846

At December 31, 2005 and 2004, we serviced loans sold to unaffiliated parties in the amounts of $183.4 million and $173.7 million, respectively. All of the loans being serviced were SBA loans.

NOTE 6 — PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment:

	December 31,
	2005	2004
	(In thousands)

Land	$6,120	$6,120
Buildings and Improvements	7,804	7,354
Furniture and Equipment	12,095	11,116
Leasehold Improvements	7,924	7,845
Software	387	—

	34,330	32,435
Accumulated Depreciation and Amortization	(13,546)	(12,744)

Total Premises and Equipment, Net	$20,784	$19,691

Depreciation and amortization expense totaled $2,704,000, $2,447,000 and $1,558,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — DEPOSITS

Time deposits by maturity were as follows:

	December 31,
	2005	2004
	(In thousands)

Less Than Three Months	$701,140	$534,394
After Three Months to Six Months	314,151	289,134
After Six Months to Twelve Months	407,689	174,548
After Twelve Months	16,771	33,624

Total Time Deposits	$1,439,751	$1,031,700

For time deposits having a remaining term of more than one year, the aggregate amount of maturities for each of the five years following the balance sheet date are as follows: none in 2006; $7,027,000 in 2007; $1,040,000 in 2008; $9,350,000 in 2009; and $55,000 in 2010.

A summary of interest expense on deposits was as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)

Money Market Checking	$12,964	$8,098	$2,584
Savings	2,130	1,790	1,894
Time Deposits of $100,000 or More	31,984	10,966	7,415
Other Time Deposits	7,114	5,414	7,354

Total Interest Expense on Deposits	$54,192	$26,268	$19,247

Total deposits reclassified to loans due to overdraft at December 31, 2005 and 2004 were $3.7 million and $3.0 million, respectively.

NOTE 8 — OTHER BORROWED FUNDS

Other borrowed funds consisted of the following:

	December 31,
	2005	2004
	(In thousands)

FHLB Advances	$43,527	$66,363
Note Issued to U.S. Treasury	2,804	2,930

Total Other Borrowed Funds	$46,331	$69,293

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FHLB advances represent collateralized obligations with the FHLB of San Francisco. A summary of contractual maturities follows:

		Interest
Year	Amount	Rate
	(In thousands)

2006	$5,000	3.56%
2007	20,000	3.85%
2008	—	—
2009	6,000	5.63%
2010	7,411	4.44%
Thereafter	5,116	5.27%

	$43,527

Financial data pertaining to FHLB advances were as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Weighted-Average Interest Rate at End of Year	4.33%	4.12%	1.65%
Weighted-Average Interest Rate During the Year	3.70%	2.23%	2.74%
Average Balance of FHLB Advances	$74,437	$137,827	$52,577
Maximum Amount Outstanding at Any Month-End	$100,700	$261,000	$148,400

All of the FHLB advances had fixed interest rates.

We have pledged investment securities available for sale with a carrying value of $279.7 million as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $1,062.3 million, of which $782.6 million remained available as of December 31, 2005.

For the years ended December 31, 2005, 2004 and 2003, interest expense on other borrowed funds totaled $3.0 million, $3.3 million and $1.5 million, respectively, and the weighted-average interest rates were 3.36 percent, 2.14 percent and 2.45 percent, respectively.

In 2005, we obtained additional lines of credit totaling $69.0 million. Total credit lines for borrowing amounted to $154.0 million at December 31, 2005. As of December 31, 2005 and 2004, there were no borrowings under these credit lines.

NOTE 9 — JUNIOR SUBORDINATED DEBENTURES

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million at December 31, 2005.

For the years ended December 31, 2005 and 2004, interest expense on the junior subordinated debentures totaled $4.9 million and $3.0 million, respectively, and the weighted-average interest rates were 5.94 percent and 4.41 percent, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — INCOME TAXES

A summary of income taxes for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
	(In thousands)

Current:
Federal	$29,779	$16,010	$10,852
State	9,383	6,271	3,642

	39,162	22,281	14,494

Deferred:
Federal	(2,350)	1,032	(1,732)
State	(357)	(338)	(337)

	(2,707)	694	(2,069)

Income Taxes	$36,455	$22,975	$12,425

As of December 31, 2005 and 2004, the Federal and state deferred tax assets are as follows:

	2005	2004
	(In thousands)

Deferred Tax Assets:
Credit Loss Provision	$12,419	$11,232
Depreciation	591	816
State Taxes	2,928	1,475
Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps	1,671	—
Other	59	42

Total Deferred Tax Assets	17,668	13,565

Deferred Tax Liabilities:
Purchase Accounting	(6,497)	(7,022)
Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps	—	(744)
Other	(1,520)	(790)

Total Deferred Tax Liabilities	(8,017)	(8,556)

Net Deferred Tax Assets	$9,651	$5,009

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the difference between the Federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

	2005	2004	2003

Statutory Tax Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefits	6.2%	6.5%	6.6%
Tax-Exempt Municipal Securities	(1.2)%	(1.8)%	(1.5)%
Reversal of Valuation Allowance	—	(0.7)%	—
Other	(1.5)%	(0.5)%	(0.8)%

Effective Tax Rate	38.5%	38.5%	39.3%

At December 31, 2005, net current taxes payable of $2.3 million were included in Other Liabilities in the Consolidated Statements of Financial Condition. At December 31, 2004, net current taxes receivable of $2.4 million were included in Other Assets in the Consolidated Statements of Financial Condition.

NOTE 11 — SHAREHOLDERS’ EQUITY

Year 2000 Stock Option Plan — The Bank adopted a Stock Option Plan in 1992, which was replaced by the Hanmi Financial Corporation Year 2000 Stock Option Plan (the “Plan”), under which options to purchase shares of Hanmi Financial common stock may be granted to key employees and directors. The Plan provides that the option price shall not be less than the fair value of the stock on the effective date of the grant. Generally, options will vest over five years. No option may be granted with a term of more than ten years.

The following is a summary of the transactions under the Plan described above for the periods indicated:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price Per	Number	Price Per	Number	Price Per
	of Shares	Share	of Shares	Share	of Shares	Share

Options Outstanding, Beginning of Year	1,618,836	$9.33	1,500,064	$5.52	2,137,012	$5.32
Options Granted	135,554	$17.10	791,000	$13.51	80,000	$8.75
Options Assumed in PUB Acquisition	—	$—	137,414	$5.11	—	$—
Options Exercised	(391,094)	$6.44	(670,576)	$4.82	(495,954)	$4.53
Options Cancelled/Expired	(189,584)	$13.26	(139,066)	$9.61	(220,994)	$6.99

Options Outstanding — End of Year	1,173,712	$10.55	1,618,836	$9.33	1,500,064	$5.52

Options Exercisable — End of Year	520,602	$7.00	487,242	$6.10	655,154	$5.26

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, stock options outstanding under the Plan were as follows:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Exercise	Remaining		Exercise
	Number	Price per	Contractual	Number	Price per
Exercise Price Range	Outstanding	Share	Life	Outstanding	Share

$ 3.27 to $ 3.99	211,602	$3.81	4.7 years	211,602	$3.81
$ 4.00 to $ 7.99	287,332	$7.06	5.3 years	205,909	$7.07
$ 8.00 to $11.99	3,624	$10.44	0.4 years	3,624	$10.44
$12.00 to $15.99	585,600	$13.67	8.3 years	99,467	$13.51
$16.00 to $19.10	85,554	$17.64	9.2 years	—	$—

	1,173,712	$10.55		520,602	$7.00

2004 CEO Stock Option Plan — The Bank adopted the 2004 CEO Stock Option Plan (“CEO Plan”) under which 350,000 options to purchase shares of Hanmi Financial common stock were granted to the Chief Executive Officer. The CEO Plan provided that the option price on the effective date of the grant was equal to the fair value of the stock, which was $17.17. The options will vest over six years and expire after ten years.

Stock Warrants — In 2004, we issued stock warrants to affiliates of Castle Creek Financial LLC for services rendered in connection with the placement of our equity securities. Under the terms of the warrants, the warrant holders can purchase a total of 508,558 shares of common stock at an exercise price of $9.50 per share. The warrants were immediately exercisable and expire after five years. During 2005 and 2004, 0 and 20,000 shares of common stock, respectively, were issued for the exercise of stock warrants.

Repurchase of Common Stock — On August 25, 2005, we repurchased 1,163,000 shares of our common stock from Korea Exchange Bank for an aggregate purchase price of $20.0 million as part of our ongoing capital management program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under our employee stock option plan.

NOTE 12 — REGULATORY MATTERS

Hanmi Financial and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Hanmi Financial and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Hanmi Financial and the Bank to maintain minimum ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier 1 Capital (as defined) to Average Assets (as defined). Management believes that, as of December 31, 2005 and 2004, Hanmi Financial and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Board categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the institution’s category.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The capital ratios of Hanmi Financial and Hanmi Bank at December 31, 2005 and 2004 were as follows:

			Minimum		Minimum to be
			Regulatory		Categorized as
	Actual		Requirement		‘‘Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2005
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$319,866	12.04%	$212,617	8.00%	N/A	N/A
Hanmi Bank	$318,099	11.98%	$212,383	8.00%	$265,478	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$292,750	11.03%	$106,191	4.00%	N/A	N/A
Hanmi Bank	$290,983	10.96%	$106,191	4.00%	$159,287	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$295,750	9.11%	$128,566	4.00%	N/A	N/A
Hanmi Bank	$290,983	9.06%	$128,447	4.00%	$160,558	5.00%
December 31, 2004
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$281,684	11.98%	$188,173	8.00%	N/A	N/A
Hanmi Bank	$277,075	11.80%	$187,921	8.00%	$234,901	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$257,182	10.93%	$94,087	4.00%	N/A	N/A
Hanmi Bank	$252,573	10.75%	$93,960	4.00%	$140,940	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$257,182	8.93%	$115,235	4.00%	N/A	N/A
Hanmi Bank	$252,573	8.78%	$115,055	4.00%	$143,818	5.00%

The average reserve balance required to be maintained with the FRB was $1.5 million as of December 31, 2005 and 2004.

Memorandum of Understanding — On July 20, 2005, following a joint regular examination by the FRB and the DFI, the Bank’s Board of Directors approved and signed an informal memorandum of understanding (“Memorandum”) in connection with certain deficiencies identified by the regulators relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act (the “BSA”) and anti-money laundering regulations. Under the terms of the Memorandum, the Bank must comply in all material respects with the BSA and take certain actions within various timeframes. The Memorandum requires in part that the Bank enhance its written programs designed to ensure and maintain compliance with the BSA and anti-money laundering regulations, improve documentation of its compliance with suspicious activity reporting provisions of applicable regulations and provide regular compliance reports to the regulators. The implementation of these programs will include revisions of the Bank’s policies, processes and procedures, enhancements of the Bank’s system of internal controls for BSA compliance, retention of and support from an increased compliance staff and improved ongoing employee training.

Management expects additional BSA compliance expenses for the Bank resulting from the Memorandum, although these expenses are not anticipated to have a material financial impact on our financial position or results of

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. The Memorandum may also affect the timing or ability of the Bank or Hanmi Financial to engage in or obtain regulatory approval for certain expansionary activities.

NOTE 13 — EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, 2005, 2004 and 2003:

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share amounts)

2005:
Basic EPS — Income Available to Common Shareholders	$58,229	49,174,885	$1.18
Effect of Dilutive Securities — Options and Warrants	—	767,471	(0.01)

Diluted EPS — Income Available to Common Shareholders	$58,229	49,942,356	$1.17

2004:
Basic EPS — Income Available to Common Shareholders	$36,700	42,268,964	$0.87
Effect of Dilutive Securities — Options and Warrants	—	1,248,293	(0.03)

Diluted EPS — Income Available to Common Shareholders	$36,700	43,517,257	$0.84

2003:
Basic EPS — Income Available to Common Shareholders	$19,213	28,092,708	$0.68
Effect of Dilutive Securities — Options	—	569,318	(0.01)

Diluted EPS — Income Available to Common Shareholders	$19,213	28,662,026	$0.67

For the years ended December 31, 2005, 2004 and 2003, there were 50,554, 354,000 and 0 options outstanding, respectively, that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE 14 — EMPLOYEE BENEFITS

We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. We made contributions to the 401(k) plan for the years ended December 31, 2005, 2004 and 2003 of $918,000, $858,000 and $553,000, respectively.

In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. Hanmi Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — DERIVATIVE FINANCIAL INSTRUMENTS

During 2004, to hedge interest rate risk, the Bank entered into an interest rate swap agreement maturing in 2009, wherein the Bank received a fixed rate of 7.29 percent at quarterly intervals, and paid Prime-based floating rates at quarterly intervals on a total notional amount of $10.0 million. During 2003, to hedge interest rate risk, the Bank entered into four interest rate swap agreements maturing in 2008, wherein the Bank received fixed rates of 5.77 percent, 6.37 percent, 6.51 percent and 6.76 percent, at quarterly intervals, and paid Prime-based floating rates, at quarterly intervals, on a total notional amount of $60.0 million. These swaps were designated as cash flow hedges for accounting purposes.

In 2005, the Bank terminated these swaps. At such time, the swaps were in an unfavorable position of $2,139,000. Such amount is being amortized in amounts proportional to the interest income associated with the hedged loan pools over the remaining terms of the swaps or the lives of the hedged loans, whichever is shorter. Prior to the termination of the swaps, income of $0, $19,000 and $35,000 related to hedge ineffectiveness was recognized for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2004, the Bank offered a certificate of deposit (“CD”) product that paid interest tied to the movement in the Standard & Poor’s 500 Index plus 1.00 percent annual interest. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. As of December 31, 2005 and 2004, the fair value of the embedded option was $1,280,000 and $1,396,000, respectively, and the change in the liability during 2005 and 2004 was ($4,000) and $242,000, respectively. The change was recognized in earnings.

To economically hedge the interest risk described above, the Bank entered into an agreement to purchase an equity swap with a notional amount of $9,340,000. As of December 31, 2005 and 2004, the fair value of the equity swap was $4,000 and $212,000, respectively, which was also equal to the change during those years. The change was recognized in earnings.

In 2005, the Bank offered a CD product that pays interest based on the increase in the weighted-average value of five Asian currencies (Korean Won, Singapore Dollar, Taiwan Dollar, Thai Baht and Chinese Yuan) against the U.S. Dollar plus 0.25 percent annual interest. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. As of December 31, 2005, the fair value of the embedded option was $5,000, and the change in the liability during 2005 was ($19,000). The change was recognized in earnings.

To economically hedge the interest risk described above, the Bank entered into an agreement to purchase a currency swap with a notional amount of $14,274,000. As of December 31, 2005, the fair value of the currency swap was ($105,000), and the change recognized in earnings for 2005 was $119,000.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — COMMITMENTS AND CONTINGENCIES

We lease our premises under non-cancelable operating leases. At December 31, 2005, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, is as follows:

Year Ending December 31,	Amount
(In thousands)

2006	$2,570
2007	2,457
2008	1,919
2009	1,284
2010	1,131
Thereafter	5,484

$14,845

Rental expenses recorded under such leases in 2005, 2004 and 2003 amounted to $3,389,000, $3,226,000 and $2,008,000, respectively.

In the normal course of business, we are involved in various legal claims. Management has reviewed all legal claims against us with in-house or outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on our financial position or results of operations.

NOTE 17 — OFF-BALANCE SHEET COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The Bank’s exposure to credit losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2005	2004
	(In thousands)

Commitments to Extend Credit	$555,736	$367,708
Commercial Letters of Credit	58,036	49,699
Standby Letters of Credit	42,768	47,901
Unused Credit Card Lines	14,892	14,324

Total Undisbursed Loan Commitments	$671,432	$479,632

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2005		December 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Assets:
Cash and Cash Equivalents	$163,477	$163,477	$127,164	$127,164
Federal Reserve Bank Stock	12,350	12,350	12,099	12,099
Federal Home Loan Bank Stock	12,237	12,237	9,862	9,862
Securities Held to Maturity	1,049	1,051	1,090	1,093
Securities Available for Sale	442,863	442,863	417,883	417,883
Loans Receivable, Net	2,468,015	2,460,092	2,230,992	2,229,096
Loans Held for Sale	1,065	1,074	3,850	4,026
Accrued Interest Receivable	14,120	14,120	10,029	10,029
Interest Rate Swaps	—	—	(293)	(293)
Equity Swap	4	4	212	212

Liabilities:
Noninterest-Bearing Deposits	738,618	738,618	729,853	729,853
Interest-Bearing Deposits	2,087,496	2,087,496	1,799,224	1,799,224
Other Borrowed Funds and Junior Subordinated Debentures	128,737	129,441	151,699	153,541
Accrued Interest Payable	11,911	11,911	7,100	7,100
Currency Swap	(105)	(105)	—	—
Embedded Derivative	1,280	1,280	1,396	1,396

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

(d) Loans — Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The fair value of non-performing loans at December 31, 2005

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2004 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses.

(e) Accrued Interest Receivable — The carrying amount of accrued interest receivable approximates its fair value.

(f) Deposits — The fair value of non-maturity deposits is the amount payable on demand at the reporting date. Non-maturity deposits include noninterest-bearing demand deposits, savings accounts and money market checking. Discounted cash flows have been used to value term deposits such as certificates of deposit. The discount rate used is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.

(g) Accrued Interest Payable — The carrying amount of accrued interest payable approximates its fair value.

(h) Other Borrowed Funds and Junior Subordinated Debentures  — Discounted cash flows have been used to value other borrowed funds and junior subordinated debentures.

(i) Loan Commitments and Standby Letters of Credit — The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans. The fair value of loan commitments and standby letters of credit is immaterial at December 31, 2005 and 2004.

(j) Interest Rate Swaps, Equity Swap, Embedded Derivative and Currency Swap — The carrying amounts of the interest rate swaps, equity swap, embedded derivative and currency swap approximate their fair value.

NOTE 19 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	2004
	(In thousands)

Assets:
Cash	$1,470	$5,376
Receivable from Hanmi Bank	—	455
Investment in Hanmi Bank	505,009	475,302
Investment in Unconsolidated Subsidiaries	2,986	2,986
Other Assets	3,091	1,799

Total Assets	$512,556	$485,918

Liabilities and Shareholders’ Equity:
Liabilities:
Junior Subordinated Debentures	$82,406	$82,406
Other Liabilities	3,373	3,602
Shareholders’ Equity	426,777	399,910

Total Liabilities and Shareholders’ Equity	$512,556	$485,918

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Equity in Earnings of Hanmi Bank	$62,001	$39,574	$19,578
Other Expenses, Net	(6,133)	(4,673)	(602)
Income Tax Benefit	2,361	1,799	237

Net Income	$58,229	$36,700	$19,213

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash Flows From Operating Activities:
Net Income	$58,229	$36,700	$19,213
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Earnings of Hanmi Bank	(62,001)	(39,574)	(19,578)
Decrease (Increase) in Receivable from Hanmi Bank	455	(224)	(231)
Increase in Other Assets	(1,292)	(718)	(1,968)
(Decrease) Increase in Other Liabilities	(229)	132	1,065
Tax Benefit from Exercise of Non-Qualified Stock Options	729	—	—

Net Cash Used In Operating Activities	(4,109)	(3,684)	(1,499)

Cash Flows From Investing Activities:
Dividends Received from Hanmi Bank	27,541	11,990	2,300
Capital Contribution to Hanmi Bank	—	(80,000)	—
Acquisition of Pacific Union Bank	—	(71,710)	—
Purchase of Investment in Unconsolidated Subsidiaries	—	(2,475)	(161)

Net Cash Provided By (Used In) Investing Activities	27,541	(142,195)	2,139

Cash Flows From Financing Activities:
Issuance of Junior Subordinated Debentures	—	82,406	—
Proceeds from Exercise of Stock Options	2,528	3,425	3,141
Stock Issued Through Private Placement	—	71,710	—
Repurchase of Common Stock	(20,041)	—	—
Cash Dividends Paid	(9,825)	(7,740)	(4,220)

Net Cash (Used In) Provided By Financing Activities	(27,338)	149,801	(1,079)

Net (Decrease) Increase in Cash	(3,906)	3,922	(439)
Cash — Beginning of Year	5,376	1,454	1,893

CASH — END OF YEAR	$1,470	$5,376	$1,454

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Quarters Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands; except per share amounts)

2005:
Interest Income	$43,209	$47,607	$51,952	$56,339
Interest Expense	11,347	13,462	16,831	20,471

Net Interest Income Before Provision for Credit Losses	31,862	34,145	35,121	35,868
Provision for Credit Losses	136	450	3,157	1,652
Non-Interest Income	7,357	7,347	9,200	8,312
Non-Interest Expenses	17,405	16,212	16,991	18,525

Income Before Income Taxes	21,678	24,830	24,173	24,003
Income Taxes	8,346	9,792	9,204	9,113

NET INCOME	$13,332	$15,038	$14,969	$14,890

EARNINGS PER SHARE:
Basic	$0.27	$0.30	$0.30	$0.31
Diluted	$0.27	$0.30	$0.30	$0.30
2004:
Interest Income	$21,998	$31,514	$39,144	$41,710
Interest Expense	5,170	7,484	9,276	10,687

Net Interest Income Before Provision for Credit Losses	16,828	24,030	29,868	31,023
Provision for Credit Losses	900	850	—	1,157
Non-Interest Income	4,905	6,951	7,279	8,264
Non-Interest Expenses	10,364	17,762	18,989	19,451

Income Before Income Taxes	10,469	12,369	18,158	18,679
Income Taxes	4,083	4,824	7,089	6,979

NET INCOME	$6,386	$7,545	$11,069	$11,700

EARNINGS PER SHARE:
Basic	$0.22	$0.18	$0.23	$0.24
Diluted	$0.22	$0.18	$0.22	$0.23

Reclassifications have been made to the 2005 and 2004 quarterly financial statements to conform to the current presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION

By:	/s/ Sung Won Sohn, Ph.D.
Sung Won Sohn, Ph.D.
President and Chief Executive Officer

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 15, 2006.

/s/ Sung Won Sohn, Ph.D. Sung Won Sohn, Ph.D. President and Chief Executive Officer (Principal Executive Officer)	/s/ Michael J. Winiarski Michael J. Winiarski Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joon Hyung Lee Joon Hyung Lee Chairman of the Board	/s/ Richard B. C. Lee Richard B. C. Lee Vice Chairman of the Board

/s/ I Joon Ahn I Joon Ahn Director	/s/ Stuart S. Ahn Stuart S. Ahn Director

/s/ Kraig A. Kupiec Kraig A. Kupiec Director	/s/ M. Christian Mitchell M. Christian Mitchell Director

/s/ Chang Kyu Park Chang Kyu Park Director	/s/ Joseph K. Rho Joseph K. Rho Director

/s/ William J. Ruh William J. Ruh Director	/s/ Won R. Yoon Won R. Yoon Director

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Certificate of Incorporation, As Amended*
3.2	Bylaws, As Amended*
4.1	Specimen Certificate of Registrant*
10.1	Employment Agreement with Sung Won Sohn**
10.2	Hanmi Financial Corporation Year 2000 Stock Option Plan***
10.3	Hanmi Financial Corporation 2004 CEO Stock Option Plan****
14	Code of Ethics**
21	Subsidiaries of the Registrant****
23	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act

*	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-4 (No. 333-32770) filed with the SEC on March 20, 2000.

**	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

***	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 (No. 333-44320 and 44090) filed with the SEC on August 18, 2000.

****	Previously filed and incorporated by reference herein from Hanmi Financial’s Joint Proxy Statement/Prospectus on Form S-4 filed with the SEC on February 9, 2004.