Form 10-Q
period 2006-03-31
HANMI FINANCIAL CORP
filed 2006-05-10
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐            No ☑
     As of May 1, 2006, there were 48,872,578 outstanding shares of the issuer’s Common Stock.

HANMI FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in Thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and Due From Banks	$97,780	$103,477
Federal Funds Sold and Securities Purchased Under Agreements to Resell	—	60,000

Cash and Cash Equivalents	97,780	163,477
Federal Reserve Bank Stock	12,350	12,350
Federal Home Loan Bank Stock	12,380	12,237
Securities Held to Maturity, at Amortized Cost (Fair Value: 2006 — $1,039; 2005 — $1,051)	1,039	1,049
Securities Available for Sale, at Fair Value	429,845	442,863
Loans Receivable, Net of Allowance for Loan Losses of $26,703 and $24,963 at March 31, 2006 and December 31, 2005, Respectively	2,640,725	2,468,015
Loans Held for Sale, at the Lower of Cost or Fair Value	1,357	1,065
Customers’ Liability on Acceptances	14,010	8,432
Premises and Equipment, Net	20,565	20,784
Accrued Interest Receivable	14,398	14,120
Other Real Estate Owned	545	—
Deferred Income Taxes	9,344	9,651
Servicing Asset	4,035	3,910
Goodwill	209,058	209,058
Core Deposit Intangible	8,066	8,691
Bank-Owned Life Insurance	22,932	22,713
Other Assets	16,555	15,837

TOTAL ASSETS	$3,514,984	$3,414,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$748,530	$738,618
Interest-Bearing:
Savings	114,336	121,574
Money Market Checking	495,365	526,171
Time Deposits of $100,000 or More	1,188,982	1,161,950
Other Time Deposits	271,653	277,801

Total Deposits	2,818,866	2,826,114
Accrued Interest Payable	12,734	11,911
Acceptances Outstanding	14,010	8,432
Other Borrowed Funds	131,533	46,331
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	16,231	12,281

Total Liabilities	3,075,780	2,987,475

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,019,216 Shares (48,856,216 Outstanding) at March 31, 2006 and Issued 49,821,798 Shares (48,658,798 Outstanding) at December 31, 2005	50	50
Additional Paid-In Capital	341,027	339,991
Unearned Compensation	—	(1,150)
Accumulated Other Comprehensive Loss — Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of ($2,947) and ($1,671) at March 31, 2006 and December 31, 2005, Respectively	(5,886)	(4,383)
Retained Earnings	124,054	112,310

	459,245	446,818
Less Treasury Stock, at Cost; 1,163,000 Shares at March 31, 2006 and December 31, 2005	(20,041)	(20,041)

Total Shareholders’ Equity	439,204	426,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,514,984	$3,414,252

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME:
Interest and Fees on Loans	$52,637	$38,226
Interest on Investments	5,099	4,648
Interest on Federal Funds Sold	289	335

Total Interest Income	58,025	43,209

INTEREST EXPENSE:
Interest on Deposits	19,591	9,811
Interest on Borrowings	2,089	1,536

Total Interest Expense	21,680	11,347

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	36,345	31,862
Provision for Credit Losses	2,960	136

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	33,385	31,726

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,231	3,730
Trade Finance Fees	1,071	945
Remittance Fees	488	468
Other Service Charges and Fees	534	579
Bank-Owned Life Insurance Income	218	205
Increase in Fair Value of Derivatives	225	419
Other Income	643	621
Gain on Sales of Loans	839	308
Gain on Sales of Securities Available for Sale	5	82

Total Non-Interest Income	8,254	7,357

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	9,161	9,167
Occupancy and Equipment	2,318	2,231
Data Processing	1,215	1,165
Professional Fees	668	479
Advertising and Promotion	646	694
Supplies and Communication	636	579
Amortization of Core Deposit Intangible	625	732
Decrease in Fair Value of Embedded Options	102	573
Other Operating Expenses	2,068	1,785

Total Non-Interest Expenses	17,439	17,405

INCOME BEFORE INCOME TAXES	24,200	21,678
Income Taxes	9,398	8,346

NET INCOME	$14,802	$13,332

EARNINGS PER SHARE:
Basic	$0.30	$0.27
Diluted	$0.30	$0.27

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	48,714,435	49,460,375
Diluted	49,318,397	50,247,408

DIVIDENDS DECLARED PER SHARE	$0.06	$0.05

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in Thousands)

	Common Stock - Number of Shares			Shareholders’ Equity
							Accumulated
					Additional		Other		Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Retained	Stock,	Shareholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	Earnings	at Cost	Equity
BALANCE — DECEMBER 31, 2004	49,330,704	—	49,330,704	$49	$334,932	$—	$1,035	$63,894	$—	$399,910

Exercises of Stock Options	190,973	—	190,973	1	1,310	—	—	—	—	1,311
Restricted Stock Award	100,000	—	100,000	—	1,815	(1,815)	—	—	—	—
Share-Based Compensation Expense	—	—	—	—	—	393	—	—	—	393
Tax Benefit from Exercises of Stock Options	—	—	—	—	333	—	—	—	—	333
Cash Dividends	—	—	—	—	—	—	—	(2,481)	—	(2,481)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	13,332	—	13,332
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(4,348)	—	—	(4,348)

Total Comprehensive Income										8,984

BALANCE — MARCH 31, 2005	49,621,677	—	49,621,677	$50	$338,390	$(1,422)	$(3,313)	$74,745	$—	$408,450

BALANCE — DECEMBER 31, 2005	49,821,798	(1,163,000)	48,658,798	$50	$339,991	$(1,150)	$(4,383)	$112,310	$(20,041)	$426,777

Cumulative Adjustment — Share-Based Compensation	—	—	—	—	(916)	1,150	—	—	—	234
Exercises of Stock Options and Stock Warrants	197,418	—	197,418	—	1,522	—	—	—	—	1,522
Share-Based Compensation Expense	—	—	—	—	101	—	—	—	—	101
Tax Benefit from Exercises of Stock Options	—	—	—	—	329	—	—	—	—	329
Cash Dividends	—	—	—	—	—	—	—	(3,058)	—	(3,058)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	14,802	—	14,802
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(1,503)	—	—	(1,503)

Total Comprehensive Income										13,299

BALANCE — MARCH 31, 2006	50,019,216	(1,163,000)	48,856,216	$50	$341,027	$—	$(5,886)	$124,054	$(20,041)	$439,204

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$14,802	$13,332
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	709	685
Amortization of Premiums and Accretion of Discounts on Investments, Net	83	168
Amortization of Core Deposit Intangible	625	732
Share-Based Compensation Expense	101	393
Provision for Credit Losses	2,960	136
Federal Home Loan Bank Stock Dividend	(143)	—
Gain on Sales of Securities Available for Sale	(5)	(82)
Increase in Fair Value of Derivatives	(225)	(419)
Decrease in Fair Value of Embedded Options	102	573
Gain on Sales of Loans	(839)	(308)
Loss on Sales of Premises and Equipment	16	15
Tax Benefit from Exercises of Stock Options	—	333
Deferred Tax Benefit	(1,574)	(6,279)
Origination of Loans Held for Sale	(22,374)	(1,204)
Proceeds from Sales of Loans Held for Sale	22,921	5,320
Increase in Accrued Interest Receivable	(278)	(1,403)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(219)	(205)
(Increase) Decrease in Other Assets	(6,966)	795
Increase (Decrease) in Accrued Interest Payable	823	(462)
Increase in Other Liabilities	13,304	12,225

Net Cash and Cash Equivalents Provided By Operating Activities	23,823	24,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured or Called Securities Available for Sale	11,082	41,121
Proceeds from Matured or Called Securities Held to Maturity	10	9
Proceeds from Sales of Securities Available for Sale	5,000	1,442
Net (Increase) Decrease in Loans Receivable	(175,670)	996
Purchases of Securities Available for Sale	(6,183)	(47,238)
Purchases of Premises and Equipment	(506)	(1,737)

Net Cash and Cash Equivalents Used In Investing Activities	(166,267)	(5,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in Deposits	(7,248)	16,091
Proceeds from Exercises of Stock Options and Stock Warrants	1,522	1,311
Tax Benefit from Exercises of Stock Options	329	—
Cash Dividends Paid	(3,058)	(2,481)
Increase (Decrease) in Other Borrowed Funds	85,202	(2,182)

Net Cash and Cash Equivalents Provided By Financing Activities	76,747	12,739

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(65,697)	31,677
Cash and Cash Equivalents — Beginning of Period	163,477	127,164

CASH AND CASH EQUIVALENTS — END OF PERIOD	$97,780	$158,841

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$10,221	$10,885
Income Taxes Paid	$1,900	$500

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned	$545	$—
Accrued Dividends	$3,001	$2,481
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation
     Hanmi Financial Corporation (“Hanmi Financial”, “we” or “us”) is a Delaware corporation that is the holding company for Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended.
     Hanmi Bank, our primary subsidiary, is a commercial bank licensed by the California Department of Financial Institutions. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The Bank is a member of the Federal Reserve System.
     Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic populations of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties of the State of California. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of March 31, 2006, the Bank maintained a branch network of 22 locations, serving individuals and small- to medium-sized businesses in its primary market. The Bank also has five loan production offices in California, Georgia, Illinois, Virginia and Washington.
     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and subsidiary reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2006, but are not necessarily indicative of the results that will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The interim information should be read in conjunction with our 2005 Annual Report on Form 10-K.
     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2005 Annual Report on Form 10-K. Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.
     On January 20, 2005, our Board of Directors declared a two-for-one stock split, to be effected in the form of a 100 percent common stock dividend. The new shares were distributed on February 15, 2005 to shareholders of record on the close of business on January 31, 2005.
     Stock-Based Compensation
     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified or settled after December 31, 2005 are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for services attributed to the current period for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to the adoption of SFAS No. 123(R), we accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. Accordingly, we previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 in 2005.

Three Months Ended
March 31, 2005
(Dollars in Thousands,
Except Per Share Data)
Net Income — As Reported	$13,332

Add — Share-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects	242

Deduct — Total Share-Based Employee Compensation Expense Associated with Stock Options Determined Under Fair Value Method for All Option Awards, Net of Related Tax Effects	(527)

Net Income — Pro Forma	$13,047

Earnings Per Share — As Reported:
Basic	$0.27
Diluted	$0.27

Earnings Per Share — Pro Forma:
Basic	$0.26
Diluted	$0.26
     SFAS No. 123(R) requires that cash flows resulting from the realization of tax deductions in excess of the compensation cost recognized (excess tax benefits) are to be classified as financing cash flows. Before the adoption of SFAS No. 123(R), we presented all tax benefits realized from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. For the three months ended March 31, 2006 and 2005, excess tax benefits of $329,000 and $333,000, respectively, are shown as financing cash inflows and operating cash inflows, respectively, in the Consolidated Statements of Cash Flows.
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards.” We have adopted the alternative transition method prescribed by Staff Position No. FAS 123R-3.
     In addition, SFAS No. 123(R) requires that any unearned compensation related to awards granted prior to the adoption of SFAS No. 123(R) must be eliminated against the appropriate equity accounts. As a result, the presentation of Shareholders’ Equity was revised to reflect the transfer of the balance previously reported in Unearned Compensation to Additional Paid-In Capital.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION
     At March 31, 2006, we had two stock incentive plans, the Year 2000 Stock Option Plan and the 2004 CEO Stock Option Plan (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options and restricted stock awards to employees (including officers and directors).
     Year 2000 Stock Option Plan
     Under the Year 2000 Stock Option Plan, we may grant options for up to 5,430,742 shares of common stock. As of March 31, 2006, 3,071,027 shares were still available for issuance.
     All stock options granted under the Year 2000 Stock Option Plan have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted under the Year 2000 Stock Option Plan generally vest based on five years of continuous service and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans). New shares of common stock may be issued or treasury shares may be utilized upon the exercise of stock options.
     For the three months ended March 31, 2006 and 2005, the estimated weighted-average fair value of options granted under the Year 2000 Stock Option Plan was $5.54 per share and $5.49 per share, respectively. The weighted-average fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.35 percent and 1.07 percent in 2006 and 2005, respectively; expected volatility of 31.9 percent and 33.0 percent in 2006 and 2005, respectively; expected term of 4.9 years and 4.1 years in 2006 and 2005, respectively; and risk-free interest rates of 4.61 percent and 4.11 percent in 2006 and 2005, respectively.
     Expected volatility is determined based on the historical daily volatility of our stock price over a period equal to the expected term of the options granted. The expected term of the options represents the period of time that options granted are expected to be outstanding based primarily on the historical exercise behavior attributable to previous option grants. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.
     The grant date fair value of options granted under the Year 2000 Stock Option Plan during the three months ended March 31, 2006 and 2005 was $50,000 and $250,000, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.5 million and $3.4 million, respectively. Cash received from options exercised totaled $426,000 and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. The actual tax benefit realized from tax deductions on options exercised during the three months ended March 31, 2006 and 2005 was $329,000 and $333,000, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION (Continued)
     The following is a summary of the transactions under the Year 2000 Stock Option Plan for the three months ended March 31, 2006:

		Weighted-
		Average
		Exercise
	Number	Price Per
	of Shares	Share
Options Outstanding — January 1, 2006	1,173,712	$10.55
Options Granted	9,000	$17.74
Options Cancelled/Expired	(32,470)	$13.65
Options Exercised	(82,026)	$5.19

Options Outstanding — March 31, 2006	1,068,216	$10.93

Options Exercisable — March 31, 2006	539,887	$8.58

     The following is a summary of the transactions for non-vested stock options under the Year 2000 Stock Option Plan for the three months ended March 31, 2006:

		Weighted-
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Non-Vested Stock Options Outstanding — January 1, 2006	652,710	$4.07
Non-Vested Options Granted	9,000	$5.54
Non-Vested Options Cancelled/Expired	(32,470)	$4.06
Non-Vested Options Vested	(100,911)	$3.73

Non-Vested Options Outstanding — March 31, 2006	528,329	$4.16

     As of March 31, 2006, the total compensation cost not yet recognized under the Year 2000 Stock Option Plan was $1.3 million with a weighted-average recognition period of 2.8 years.
     As of March 31, 2006, stock options outstanding under the Year 2000 Stock Option Plan were as follows:

	Options Outstanding				Options Exercisable
			Weighted-	Weighted-			Weighted-	Weighted-
			Average	Average			Average	Average
			Exercise	Remaining			Exercise	Remaining
Exercise	Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Price Range	Outstanding	Value	Share	Life	Outstanding	Value	Share	Life
(Dollars in Thousands, Except Per Share Data)
$ 3.27 to $ 3.99	156,666	$592	$3.78	4.5 years	156,666	$592	$3.78	4.5 years
$ 4.00 to $ 7.99	260,572	1,840	$7.06	5.1 years	182,419	1,290	$7.07	4.9 years
$ 8.00 to $11.99	2,624	27	$10.44	0.1 years	2,624	27	$10.44	0.1 years
$12.00 to $15.99	558,800	7,641	$13.67	8.0 years	189,067	2,555	$13.51	7.9 years
$16.00 to $19.10	89,554	1,578	$17.62	9.1 years	9,111	170	$18.66	8.9 years

	1,068,216	$11,678	$10.93	6.9 years	539,887	$4,634	$8.58	5.9 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION (Continued)
     2004 CEO Stock Option Plan
     Under the 2004 CEO Stock Option Plan, a total of 350,000 stock options were granted to our Chief Executive Officer. As of March 31, 2006, there were no additional shares available for issuance.
     All stock options granted under the 2004 CEO Stock Option Plan have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted under the 2004 CEO Stock Option Plan vest based on six years of continuous service and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans). New shares of common stock may be issued or treasury shares may be utilized upon the exercise of stock options.
     There were no stock options granted under the 2004 CEO Stock Option Plan during the three months ended March 31, 2006 and 2005.
     The following is a summary of the transactions under the 2004 CEO Stock Option Plan for the three months ended March 31, 2006:

		Exercise
	Number	Price Per
	of Shares	Share
Options Outstanding — January 1, 2006	350,000	$17.17

Options Outstanding — March 31, 2006	350,000	$17.17

Options Exercisable — March 31, 2006	58,333	$17.17

     The following is a summary of the transactions for non-vested stock options under the 2004 CEO Stock Option Plan for the three months ended March 31, 2006:

		Grant Date
	Number	Fair Value
	of Shares	Per Share
Non-Vested Stock Options Outstanding — January 1, 2006	350,000	$4.82
Non-Vested Options Vested	(58,333)	$4.82

Non-Vested Options Outstanding — March 31, 2006	291,667	$4.82

     As of March 31, 2006, the total compensation cost not yet recognized under the 2004 CEO Stock Option Plan was $1.1 million with a recognition period of 3.8 years.
     As of March 31, 2006, stock options outstanding under the 2004 CEO Stock Option Plan were as follows:

Options Outstanding				Options Exercisable
		Exercise	Remaining			Exercise	Remaining
Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Outstanding	Value	Share	Life	Outstanding	Value	Share	Life
(Dollars in Thousands, Except Per Share Data)
350,000	$6,008	$17.17	8.6 years	58,333	$1,001	$17.17	8.6 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
NOTE 3 — EARNINGS PER SHARE
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
     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended March 31, 2006:
Basic EPS — Income Available to Common Shareholders	$14,802	48,714,435	$0.30
Effect of Dilutive Securities — Options and Warrants	—	603,962	—

Diluted EPS — Income Available to Common Shareholders	$14,802	49,318,397	$0.30

Three Months Ended March 31, 2005:
Basic EPS — Income Available to Common Shareholders	$13,332	49,460,375	$0.27
Effect of Dilutive Securities — Options and Warrants	—	787,033	—

Diluted EPS — Income Available to Common Shareholders	$13,332	50,247,408	$0.27

     As of March 31, 2006 and 2005, there were 49,554 and 125,554 options, respectively, outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the quarterly average market price of the common shares and, therefore, the effect would be anti-dilutive.
NOTE 4 — OFF-BALANCE SHEET COMMITMENTS
     As part of the service to our small- and medium-sized business customers, Hanmi Bank issues formal loan commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit and standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by Hanmi Bank to guarantee the performance of a customer to a third party.
     The following table shows the distribution of the Hanmi Bank’s undisbursed loan commitments as of the dates indicated.

	March 31,	December 31,
	2006	2005
	(In Thousands)
Commitments to Extend Credit	$584,685	$555,736
Commercial Letters of Credit	61,715	58,036
Standby Letters of Credit	30,825	42,768
Unused Credit Card Lines	16,241	14,892

Total Undisbursed Loan Commitments	$693,466	$671,432

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Continued)
NOTE 5 — RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS No. 140” (“SFAS No. 155”). This Statement:
•	permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133;

•	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	clarifies that concentrations of credit risks in the form of subordinations are not embedded derivatives; and

•	amends SFAS No. 140 to eliminate the prohibition on a Qualified Special Purpose Entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
     SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. We have not determined the financial impact of the adoption of SFAS No. 155 or whether we will adopt SFAS No. 155 in 2006.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective in the fiscal year beginning January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our financial condition and results of operations for the three months ended March 31, 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.
     We believe the allowance for loan losses and allowance for off-balance sheet items are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” and “Results of Operations — Provision for Credit Losses” for a description of the methodology used to determine the allowance for loan losses and allowance for off-balance sheet items.
SELECTED FINANCIAL DATA
     The following table sets forth certain selected financial data for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net of Deferred Loan Fees	$2,547,421	$2,239,174
Average Securities	$437,676	$420,774
Average Interest-Earning Assets	$3,036,300	$2,736,771
Average Total Assets	$3,423,419	$3,103,486
Average Deposits	$2,810,313	$2,519,229
Average Interest-Bearing Liabilities	$2,215,781	$1,926,399
Average Shareholders’ Equity	$434,220	$406,067
Average Tangible Equity (1)	$216,723	$185,222
Common Shares Outstanding	48,856,216	49,621,677

PER SHARE DATA:
Earnings Per Share — Basic	$0.30	$0.27
Earnings Per Share — Diluted	$0.30	$0.27
Book Value Per Share (2)	$8.99	$8.23
Tangible Book Value Per Share (3)	$4.55	$3.79
Cash Dividends Per Share	$0.06	$0.05

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity.

(2)	Shareholders’ equity divided by common shares outstanding.

(3)	Tangible equity divided by common shares outstanding.

	Three Months Ended
	March 31,
	2006	2005
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (4) (5)	1.75%	1.74%
Return on Average Shareholders’ Equity (4) (6)	13.83%	13.32%
Return on Average Tangible Equity (4) (7)	27.70%	29.19%
Net Interest Spread (8)	3.78%	4.01%
Net Interest Margin (9)	4.85%	4.72%
Efficiency Ratio (10)	39.10%	44.38%
Dividend Payout Ratio (11)	20.27%	18.61%
Average Shareholders’ Equity to Average Total Assets	12.68%	13.08%

SELECTED CAPITAL RATIOS: (12)
Total Risk-Based Capital Ratio:
Hanmi Financial	11.97%	12.34%
Hanmi Bank	11.87%	12.16%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	10.94%	11.32%
Hanmi Bank	10.84%	11.13%
Tier 1 Leverage Ratio:
Hanmi Financial	9.57%	9.41%
Hanmi Bank	9.49%	9.25%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (13)	0.38%	0.31%
Non-Performing Assets to Total Assets (14)	0.31%	0.22%
Net Loan Charge-Offs to Average Total Gross Loans (15)	0.19%	0.01%
Allowance for Loan Losses to Total Gross Loans	1.00%	1.00%
Allowance for Loan Losses to Non-Performing Loans	259.5%	327.9%

(4)	Calculation based upon annualized net income.

(5)	Net income divided by average total assets.

(6)	Net income divided by average shareholders’ equity.

(7)	Net income divided by average tangible equity.

(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(9)	Net interest income before provision for credit losses divided by average interest-earning assets.

(10)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(11)	Dividends declared divided by net income.

(12)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for Total Risk-Based Capital Ratio (total capital divided by risk-weighted assets); 6 percent for Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by risk-weighted assets); and 5 percent for Tier 1 Leverage Ratio (Tier 1 capital divided by average assets).

(13)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(14)	Non-performing assets consist of non-performing loans (see footnote (13) above) and other real estate owned.

(15)	Calculation based upon annualized net loan charge-offs.

Non-GAAP Financial Measures
     Return on Average Tangible Equity – Return on average tangible equity is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. Banking and financial institution regulators also exclude goodwill and intangibles from shareholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands)
Average Shareholders’ Equity	$434,220	$406,067
Less Average Goodwill and Core Deposit Intangible Assets	(217,497)	(220,845)

Average Tangible Equity	$216,723	$185,222

Return on Average Shareholders’ Equity	13.83%	13.32%
Effect of Average Goodwill and Core Deposit Intangible Assets	13.87%	15.87%

Return on Average Tangible Equity	27.70%	29.19%

     Tangible Book Value Per Share — Tangible book value per share is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Tangible book value per share is calculated by subtracting goodwill and core deposit intangible assets from total shareholders’ equity and dividing the difference by the number of shares of common stock outstanding. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Total Shareholders’ Equity	$439,204	$408,450
Less Goodwill and Core Deposit Intangible Assets	(217,124)	(220,446)

Tangible Equity	$222,080	$188,004

Book Value Per Share	$8.99	$8.23
Effect of Goodwill and Core Deposit Intangible Assets	(4.44)	(4.44)

Tangible Book Value Per Share	$4.55	$3.79

FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For additional information concerning these factors, see our Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 under “Risk Factors,” “Interest Rate Risk Management” and “Liquidity and Capital Resources.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
RESULTS OF OPERATIONS
Overview
     For the three months ended March 31, 2006, net income was $14.8 million, or $0.30 per diluted share, compared to $13.3 million, or $0.27 per diluted share, for the three months ended March 31, 2005. The 11.0 percent increase in net income for 2006 as compared to 2005 was attributable to increases in net interest margin and average interest-earning assets. Net interest income before provision for credit losses increased $4.5 million, or 14.1 percent, due to ongoing growth in the loan portfolio. The net interest margin was 4.85 percent for the three months ended March 31, 2006, compared to 4.72 percent for the same period of 2005.
     Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $3.0 million and $136,000 for the three months ended March 31, 2006 and 2005, respectively, reflecting changes in the classification of certain credits as well as growth in the loan portfolio in the respective quarters.
     Non-interest income increased by $897,000, or 12.2 percent, mainly due to an increase in service charges on deposit accounts and higher gain on sales of loans. Non-interest expenses increased by $34,000, or 0.2 percent, due to effective expense control and a comparatively lower decrease in fair value of embedded options. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the first quarter of 2006 was 39.10 percent, compared to 44.38 percent for the same quarter in 2005.
     The annualized return on average assets was 1.75 percent for the three months ended March 31, 2006, compared to 1.74 percent for the same period of 2005. The annualized return on average shareholders’ equity was 13.83 percent for the three months ended March 31, 2006, and return on average tangible equity was 27.70 percent, compared to 13.32 percent and 29.19 percent, respectively, for the same period in 2005.

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
     For the three months ended March 31, 2006 and 2005, net interest income before provision for credit losses was $36.3 million and $31.9 million, respectively. The net interest spread and net interest margin for the three months ended March 31, 2006 were 3.78 percent and 4.85 percent, respectively, compared to 4.01 percent and 4.72 percent, respectively, for the three months ended March 31, 2005.
     Average interest-earning assets increased 10.9 percent to $3,036.3 million for the three months ended March 31, 2006 from $2,736.8 million for the same period in 2005. Average gross loans increased 13.8 percent to $2,547.4 million for the three months ended March 31, 2006 from $2,239.2 million for the same period in 2005, and average investment securities increased 4.0 percent to $437.7 million for the three months ended March 31, 2006 from $420.8 million for the same period in 2005. Total loan interest income increased by 37.7 percent for the three months ended March 31, 2006 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 6.92 percent for the three months ended March 31, 2005 to 8.38 percent for the same period in 2006. The average interest rate charged on loans increased 146 basis points, reflecting the increase in the average Wall Street Journal Prime Rate of 199 basis points from 5.44 percent for the three months ended March 31, 2005 to 7.43 percent for the same period in 2006. The yield on average interest-earning assets increased by 135 basis points from 6.40 percent for the three months ended March 31, 2005 to 7.75 percent for the three months ended March 31, 2006, reflecting a shift in the mix of interest-earning assets from 81.8 percent loans, 15.4 percent securities and 2.8 percent other interest-earning assets for the three months ended March 31, 2005 to 83.9 percent loans, 14.4 percent securities and 1.7 percent other interest-earning assets for the same period in 2006.
     The majority of interest-earning assets growth was funded by a $291.1 million, or 11.6 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 15.0 percent to $2,215.8 million for the three months ended March 31, 2006 compared to $1,926.4 million for the same period in 2005. The average interest rate paid for interest-bearing liabilities increased by 158 basis points from 2.39 percent for the three months ended March 31, 2005 to 3.97 percent for the three months ended March 31, 2006. In the second half of 2005, due to competitive pricing, the Bank increased its rates on certificates of deposit to maintain relationships with valued customers and to fund loan growth.

     The following table presents the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	March 31, 2006			March 31, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,547,421	$52,637	8.38%	$2,239,174	$38,226	6.92%
Municipal Securities (2)	73,770	778	6.49%	74,050	776	6.54%
Obligations of Other U.S. Government Agencies	126,498	1,303	4.12%	96,217	934	3.94%
Other Debt Securities	237,308	2,692	4.54%	250,507	2,665	4.31%
Equity Securities	24,610	325	5.28%	21,961	273	5.04%
Federal Funds Sold	26,593	289	4.35%	54,862	335	2.48%
Interest-Earning Deposits	100	1	4.15%	—	—	—

Total Interest-Earning Assets	3,036,300	58,025	7.75%	2,736,771	43,209	6.40%

Noninterest-Earning Assets:
Cash and Cash Equivalents	94,501			84,659
Allowance for Loan Losses	(25,011)			(22,730)
Other Assets	317,629			304,786

Total Noninterest-Earning Assets	387,119			366,715

Total Assets	$3,423,419			$3,103,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$519,628	3,714	2.90%	$592,211	3,008	2.06%
Savings	117,761	482	1.66%	150,261	556	1.50%
Time Deposits of $100,000 or More	1,167,270	12,784	4.44%	797,141	5,002	2.54%
Other Time Deposits	272,760	2,611	3.88%	234,662	1,245	2.15%
Other Borrowed Funds	138,362	2,089	6.12%	152,124	1,536	4.09%

Total Interest-Bearing Liabilities	2,215,781	21,680	3.97%	1,926,399	11,347	2.39%

Noninterest-Bearing Liabilities:
Demand Deposits	732,894			744,954
Other Liabilities	40,524			26,066

Total Noninterest-Bearing Liabilities	773,418			771,020

Total Liabilities	2,989,199			2,697,419
Shareholders’ Equity	434,220			406,067

Total Liabilities and Shareholders’ Equity	$3,423,419			$3,103,486

Net Interest Income		$36,345			$31,862

Net Interest Spread (3)			3.78%			4.01%

Net Interest Margin (4)			4.85%			4.72%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.3 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Yields on tax-exempt income have been computed on a tax-equivalent basis, using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2006 vs. 2005
	Increases (Decreases)
	Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest Income:
Gross Loans, Net	$5,700	$8,711	$14,411
Municipal Securities	(2)	4	2
Obligations of Other U.S. Government Agencies	301	68	369
Other Debt Securities	(142)	169	27
Equity Securities	33	19	52
Federal Funds Sold	(227)	181	(46)
Interest-Earning Deposits	1	—	1

Total Interest Income	5,664	9,152	14,816

Interest Expense:
Money Market Checking	(404)	1,110	706
Savings	(129)	55	(74)
Time Deposits of $100,000 or More	2,988	4,794	7,782
Other Time Deposits	229	1,137	1,366
Other Borrowed Funds	(150)	703	553

Total Interest Expense	2,534	7,799	10,333

Change in Net Interest Income	$3,130	$1,353	$4,483

Provision for Credit Losses
     For the three months ended March 31, 2006, the provision for credit losses was $3.0 million, compared to $136,000 for the three months ended March 31, 2005. The allowance for loan losses remained at 1.00 percent of total gross loans at March 31, 2006 and 2005, with the increase in the dollar amount allowed for credit losses due to changes in the classification of certain credits as well as growth in the loan portfolio, including growth in loan types that historically have experienced charge-offs. Non-performing assets increased from $10.1 million, or 0.30 percent of total assets, as of December 31, 2005 to $10.8 million, or 0.31% of total assets, as of March 31, 2006. The $175.6 million, or 7.0 percent, increase in the loan portfolio and the $705,000, or 7.0 percent, increase in non-performing assets required the provision to increase to $3.0 million for the three months ended March 31, 2006 to maintain the necessary allowance level.

Non-Interest Income
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2006	2005	Amount	Percentage
		(Dollars in Thousands)
Service Charges on Deposit Accounts	$4,231	$3,730	$501	13.4%
Trade Finance Fees	1,071	945	126	13.3%
Remittance Fees	488	468	20	4.3%
Other Service Charges and Fees	534	579	(45)	(7.8%)
Bank-Owned Life Insurance Income	218	205	13	6.3%
Increase in Fair Value of Derivatives	225	419	(194)	(46.3%)
Other Income	643	621	22	3.5%
Gain on Sales of Loans	839	308	531	172.4%
Gain on Sales of Securities Available for Sale	5	82	(77)	(93.9%)

Total Non-Interest Income	$8,254	$7,357	$897	12.2%

     Non-interest income is earned from three major sources: service charges on deposit accounts, fees generated from international trade finance and gain on sales of loans. For the three months ended March 31, 2006, non-interest income was $8.3 million, an increase of 12.2 percent from $7.4 million for the three months ended March 31, 2005. The overall increase in non-interest income is primarily due to expansion in the Bank’s loan and deposit portfolios.
     Service charges on deposit accounts increased by $501,000, or 13.4 percent, from $3.7 million for the three months ended March 31, 2005 to $4.2 million for three months ended March 31, 2006. Service charge income on deposit accounts increased due to higher deposit volume and number of accounts. Average deposits increased by 11.6 percent from $2,519.2 million for three months ended March 31, 2006 to $2,810.3 million for the three months ended March 31, 2006. Service charges are regularly reviewed to maximize service charge income while still maintaining a competitive position.
     Fees generated from international trade finance increased by $126,000, or 13.3 percent, from $945,000 for the three months ended March 31, 2005 to $1.1 million for the three months ended March 31, 2006 due to higher volume. Trade finance fees related primarily to import and export letters of credit.
     The changes in the fair value of derivatives are caused by movements in the indexes to which interest rates on certain certificates of deposit are tied. In 2005 and 2004, the Bank offered certificates of deposit tied to either the Standard & Poor’s 500 Index or a basket of Asian currencies. The Bank entered into swap transactions to hedge the market risk associated with such certificates of deposit. The swaps and the related derivatives embedded in the certificates of deposit are accounted for at fair value. The increase in the fair value of the swaps of $225,000 and $419,000 recorded in non-interest income for the three months ended March 31, 2006 and 2005, respectively, are partially offset by changes in the fair value of the embedded derivatives recorded in non-interest expenses.
     Gain on sales of loans increased by $531,000, or 172.4 percent, from $308,000 for the three months ended March 31, 2005 to $839,000 for the three months ended March 31, 2006. The increase in gain on sales of loans resulted primarily from an increase of $10.9 million, or 186.6 percent, in sales activity for SBA loans. The guaranteed portion of a substantial percentage of SBA loans is sold in the secondary markets, and servicing rights are retained.

Non-Interest Expenses
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2006	2005	Amount	Percentage
		(Dollars in Thousands)
Salaries and Employee Benefits	$9,161	$9,167	$(6)	(0.1%)
Occupancy and Equipment	2,318	2,231	87	3.9%
Data Processing	1,215	1,165	50	4.3%
Professional Fees	668	479	189	39.5%
Advertising and Promotion	646	694	(48)	(6.9%)
Supplies and Communications	636	579	57	9.8%
Amortization of Core Deposit Intangible	625	732	(107)	(14.6%)
Decrease in Fair Value of Embedded Options	102	573	(471)	(82.2%)
Other Operating Expenses	2,068	1,785	283	15.9%

Total Non-Interest Expenses	$17,439	$17,405	$34	0.2%

     For the three months ended March 31, 2006 and 2005, non-interest expenses were $17.4 million. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the first quarter of 2006 was 39.10 percent, compared to 44.38 percent for the same quarter in 2005. The improvement in the efficiency ratio was due to effective expense control and a comparatively lower decrease in fair value of embedded options.
     Salaries and employee benefits were $9.2 million for the three months ended March 31, 2006 and 2005. Salaries, incentive compensation and employee benefits increased $464,000, net of a decrease in share-based compensation of $292,000, which increase was offset by a $474,000 increase in salaries and employee benefits capitalized as direct loan originating costs.
     Professional fees were $668,000 for the three months ended March 31, 2006, representing an increase of $189,000, or 39.5 percent, compared to $479,000 for the three months ended March 31, 2005. The increase was caused primarily by increased regulatory compliance consulting fees.
     Core deposit premium amortization decreased to $625,000 for the three months ended March 31, 2006, representing a decrease of $107,000, or 14.6 percent, compared to $732,000 for the three months ended March 31, 2005. The decrease is due to the core deposit premium being amortized using the level yield amortization method.
     Other operating expenses for the three months ended March 31, 2006 increased $283,000, or 15.9 percent, to $2.1 million from $1.8 million for the three months ended March 31, 2005. The increase is primarily attributable to amortization expense of $243,000 related to the termination in the fourth quarter of 2005 of interest rate swaps that had unrealized losses.
Income Taxes
     For the three months ended March 31, 2006, income taxes of $9.4 million were recognized on pre-tax income of $24.2 million, representing an effective tax rate of 38.8 percent, compared to income taxes of $8.3 million recognized on pre-tax income of $21.7 million, representing an effective tax rate of 38.5 percent, for the three months ended March 31, 2005.

FINANCIAL CONDITION
Summary of Changes in Balance Sheets — March 31, 2006 Compared to December 31, 2005
     As of March 31, 2006, total assets were $3.51 billion, an increase of $100.7 million, or 3.0 percent, from the December 31, 2005 balance of $3.41 billion. The increase in assets was mainly funded by overnight Federal funds purchased and FHLB advances, which increased by $85.2 million, or 183.9 percent, to $131.5 million at March 31, 2006 from $46.3 million at December 31, 2005. As of March 31, 2006 and December 31, 2005, loans receivable, net of deferred loan fees and allowance for loan losses, and loans held for sale totaled $2.64 billion and $2.47 billion, respectively, an increase of $173.0 million, or 7.0 percent. Investment securities decreased $13.0 million, or 2.9 percent, to $430.9 million at March 31, 2006 from $443.9 million at December 31, 2005.
Investment Portfolio
     Securities are classified as held to maturity or available for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity securities.” All other securities are classified as “available for sale.” There were no trading securities at March 31, 2006 or December 31, 2005. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of U.S. agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.
     As of March 31, 2006, held to maturity securities totaled $1.0 million and available for sale securities totaled $429.8 million, compared to $1.0 million and $442.9 million, respectively, at December 31, 2005.

	March 31, 2006			December 31, 2005
			Unrealized			Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
			(In Thousands)
Held to Maturity:
Municipal Bonds	$692	$692	$—	$692	$692	$—
Mortgage-Backed Securities	347	347	—	357	359	2

Total Held to Maturity	$1,039	$1,039	$—	$1,049	$1,051	$2

Available for Sale:
Mortgage-Backed Securities	$143,163	$139,628	$(3,535)	$149,311	$147,268	$(2,043)
U.S. Government Agency Securities	129,638	127,274	(2,364)	129,589	127,813	(1,776)
Collateralized Mortgage Obligations	79,506	77,407	(2,099)	83,068	81,456	(1,612)
Municipal Bonds	71,252	72,660	1,408	71,536	73,220	1,684
Corporate Bonds	8,199	7,922	(277)	8,235	8,053	(182)
Other Securities	4,999	4,954	(45)	4,999	5,053	54

Total Available for Sale	$436,757	$429,845	$(6,912)	$446,738	$442,863	$(3,875)

     The amortized cost and estimated fair value of investment securities at March 31, 2006, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2036, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
Within One Year	$14,986	$14,882	$—	$—
Over One Year Through Five Years	129,546	126,951	—	—
Over Five Years Through Ten Years	8,050	8,153	692	692
Over Ten Years	61,506	62,824	—	—

	214,088	212,810	692	692

Mortgage-Backed Securities	143,163	139,628	347	347
Collateralized Mortgage Obligations	79,506	77,407	—	—

	222,669	217,035	347	347

	$436,757	$429,845	$1,039	$1,039

Loan Portfolio
     All loans are carried at face amount, less principal repayments collected, net of deferred loan fees and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, the accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well secured and in the process of collection.
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percentage
		(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$766,248	$733,650	$32,598	4.4%
Construction	169,422	152,080	17,342	11.4%
Residential Property (1)	85,356	88,442	(3,086)	(3.5%)

Total Real Estate Loans	1,021,026	974,172	46,854	4.8%

Commercial and Industrial Loans:
Commercial Term Loans	994,089	945,210	48,879	5.2%
Commercial Lines of Credit	240,115	224,271	15,844	7.1%
SBA Loans	195,885	155,491	40,394	26.0%
International Loans	128,446	106,520	21,926	20.6%

Total Commercial and Industrial Loans	1,558,535	1,431,492	127,043	8.9%

Consumer Loans	93,828	92,154	1,674	1.8%

Total Loans — Gross	2,673,389	2,497,818	175,571	7.0%

Deferred Loan Fees	(4,604)	(3,775)	(829)	22.0%
Allowance for Loan Losses	(26,703)	(24,963)	(1,740)	7.0%

Net Loans Receivable	$2,642,082	$2,469,080	$173,002	7.0%

(1)	Amount includes loans held for sale, at the lower of cost or market, of $1.4 million and $1.1 million at March 31, 2006 and December 31, 2005, respectively.

     At March 31, 2006 and December 31, 2005, loans, net of deferred loan fees, allowance for loan losses and loans held for sale, totaled $2.64 billion and $2.47 billion, respectively. Real estate loans, composed of commercial property, residential property and construction loans, increased $46.9 million, or 4.8 percent, to $1,021.0 million at March 31, 2006 from $974.2 million at December 31, 2005, representing 38.2 percent and 39.0 percent, respectively, of the total loan portfolio. Total commercial and industrial loans, composed of domestic commercial property and lines of credit, trade financing and SBA loans, increased $127.0 million, or 8.9 percent, to $1.56 billion at March 31, 2006 from $1.43 billion at December 31, 2005, representing 58.3 percent and 57.3 percent, respectively, of the total loan portfolio. Consumer loans increased $1.7 million, or 1.8 percent, to $93.8 million at March 31, 2006 from $92.2 million at December 31, 2005.
     As of March 31, 2006, there was $323.5 million of loans outstanding, or 12.10 percent of total gross loans outstanding, to borrowers who were involved in the accommodation/hospitality industry. There was no other concentration of loans to any one type of industry exceeding 10 percent of total gross loans.
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
     The table below shows the composition of non-performing assets as of the dates indicated.

	March 31,	December 31,	Increase
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Non-Accrual Loans	$10,282	$10,122	$160	1.6%
Loans 90 Days or More Past Due and Still Accruing	9	9	—	—

Total Non-Performing Loans	10,291	10,131	160	1.6%
Other Real Estate Owned	545	—	545	—

Total Non-Performing Assets	$10,836	$10,131	$705	7.0%

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

     The allowance for loan losses and allowance for off-balance sheet items are maintained at levels that management believes are adequate to absorb probable loan losses inherent in various financial instruments. The adequacy of each of the allowance and the reserve is determined through periodic evaluations of the loan portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.
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
     As of March 31, 2006, the allowance for loan losses was $26.7 million, an increase of $1.7 million, or 7.0 percent, compared to $25.0 million at December 31, 2005. The increase in the allowance for loan losses reflects changes in the classification of certain credits as well as growth in the loan portfolio, including loan types that historically have experienced charge-offs. As of March 31, 2006 and December 31, 2005, the allowance for off-balance sheet items was $2.1 million.
     The loan loss estimation is based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan-related or policy-related issues.

     We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the foregoing analysis, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of March 31, 2006 and December 31, 2005.

	Three Months Ended
	March 31,	December 31,
	2006	2005
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$24,963	$24,523

Actual Charge-Offs	(1,328)	(1,356)
Recoveries on Loans Previously Charged Off	108	250

Net Loan Charge-Offs	(1,220)	(1,106)

Provision Charged to Operating Expenses	2,960	1,546

Balance at End of Period	$26,703	$24,963

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,130	$2,024
Provision Charged to Operating Expenses	—	106

Balance at End of Period	$2,130	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.19%	0.18%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.19%	0.18%
Allowance for Loan Losses to Average Total Gross Loans	1.05%	1.00%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.00%	1.00%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	18.53%	17.58%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	41.22%	66.95%
Allowance for Loan Losses to Non-Performing Loans	259.5%	246.4%

Balances:
Average Total Gross Loans Outstanding During Period	$2,551,228	$2,498,947
Total Gross Loans Outstanding at End of Period	$2,673,389	$2,497,818
Non-Performing Loans at End of Period	$10,291	$10,131

(1)	Net loan charge-offs annualized to calculate the ratios.
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
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percentage
		(Dollars in Thousands)
Deposits:
Demand — Noninterest-Bearing	$748,530	$738,618	$9,912	1.3%
Interest-Bearing:
Money Market Checking	495,365	526,171	(30,806)	(5.9%)
Savings	114,336	121,574	(7,238)	(6.0%)
Time Deposits of $100,000 or More	1,188,982	1,161,950	27,032	2.3%
Other Time Deposits	271,653	277,801	(6,148)	(2.2%)

Total Deposits	$2,818,866	$2,826,114	$(7,248)	(0.3%)

     Demand deposits increased $9.9 million, or 1.3 percent, to $748.5 million at March 31, 2006 from $738.6 million at December 31, 2005. This increase was due to continued efforts to increase the net interest margin by changing the deposit composition mix between interest-bearing and noninterest-bearing accounts. Money market checking, savings and other time deposits decreased $30.8 million, or 5.9 percent, $7.2 million, or 6.0 percent, and $6.1 million, or 2.2 percent, respectively, to $495.4 million, $114.3 million and $271.7 million, respectively, at March 31, 2006 from $526.2 million, $121.6 million and $277.8 million, respectively, at December 31, 2005. These accounts decreased because customers shifted their balances into higher yielding certificates of deposit. Time deposits of $100,000 or more increased $27.0 million, or 2.3 percent, to $1.19 billion at March 31, 2006 from $1.16 billion at December 31, 2005. This growth reflects the shift away from low-yielding accounts that normally occurs as interest rates rise and depositors take advantage of the greater interest rate differentials available in the market.
Other Borrowed Funds
     Other borrowed funds consist of advances from the Federal Home Loan Bank of San Francisco (“FHLB”) and overnight Federal funds. At March 31, 2006 and December 31, 2005, advances from the FHLB were $93.4 million and $43.5 million, respectively. Overnight Federal funds totaled $38.0 million at March 31, 2006. There were no overnight Federal funds as of December 31, 2005. Among the advances from the FHLB and overnight Federal funds, short-term borrowings with a remaining maturity of less than one year were $93.1 million, and the weighted-average interest rate thereon was 4.86 percent.
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

     The following table shows the status of the gap position as of March 31, 2006:

		After Three	After One
	Within	Months	Year But		Non-
	Three	But Within	Within Five	After Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash	$—	$—	$—	$—	$97,780	$97,780
FRB and FHLB Stock	—	—	—	24,730	—	24,730
Securities:
Fixed Rate	10,584	25,983	225,655	120,739	—	382,961
Floating Rate	6,179	—	33,919	7,825	—	47,923
Loans:
Fixed Rate	35,926	36,335	271,471	202,451	—	546,183
Floating Rate	1,955,669	13,525	147,730	—	—	2,116,924
Non-Accrual	—	—	—	—	10,282	10,282
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(31,307)	(31,307)
Other Assets	—	22,932	—	7,461	289,115	319,508

Total Assets	$2,008,358	$98,775	$678,775	$363,206	$365,870	$3,514,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$72,911	$195,178	$412,879	$67,562	$—	$748,530
Savings	17,927	35,787	53,562	7,060	—	114,336
Money Market Checking	66,072	163,916	210,109	55,268	—	495,365
Time Deposits:
Fixed Rate	580,612	718,873	15,253	237	—	1,314,975
Floating Rate	145,660	—	—	—	—	145,660
Other Borrowed Funds	88,108	5,000	33,372	5,053	—	131,533
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	42,975	42,975
Shareholders’ Equity	—	—	—	—	439,204	439,204

Total Liabilities and Shareholders’ Equity	$1,053,696	$1,118,754	$725,175	$135,180	$482,179	$3,514,984

Repricing Gap	$954,662	$(1,019,979)	$(46,400)	$228,026	$(116,309)
Cumulative Repricing Gap	$954,662	$(65,317)	$(111,717)	$116,309	$—
Cumulative Repricing Gap as a Percentage of Total Assets	27.16%	(1.86%)	(3.18%)	3.31%	—
Cumulative Repricing Gap as a Percentage of Interest- Earning Assets	30.61%	(2.09%)	(3.58%)	3.73%	—
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

     On March 31, 2006, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 30.61 percent. This was a slight decrease from the previous quarter’s figure of 32.25 percent. The decrease was caused by growth in the fixed rate loan portfolio, including an increase of $129.4 million in fixed rate loans maturing after three months, funded by a $60.0 million decrease in Federal funds sold and securities purchased under agreements to resell, and an $85.2 million increase in other borrowed funds, offset by a decrease of $119.8 million in fixed-rate certificates of deposit maturing in less than three months as we increased the duration of our certificates of deposit portfolio. The cumulative repricing gap as a percentage of interest-earning assets in the three to twelve-month period also decreased, reaching (2.09) percent, reflecting the decrease in short-term liquid assets and increase in other borrowed funds. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (8.22) percent. The floating gap position in the less-than-one year period was 4.04 percent.
     The following table summarizes the status of the gap position as of the dates indicated:

	Less than Three Months		Three to Twelve Months
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Cumulative Repricing Gap	$954,662	$972,608	$(65,317)	$94,299
Percentage of Total Assets	27.16%	28.49%	(1.86%)	2.76%
Percentage of Interest-Earning Assets	30.61%	32.25%	(2.09%)	3.13%
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
     From time to time, the Bank has offered certificate of deposit (“CD”) products that have offered customers CD rates that are tied to market indexes, including the Standard & Poor’s 500 Index and a basket of foreign currencies. In order to hedge the market risk associated with the embedded options inherent in them, the Bank has entered into equity and currency swap contracts that are accounted for at market value. Management believes these swaps effectively hedge the economic risk associated with these CD products, but the swaps do not qualify for hedge accounting treatment under GAAP. The currency swap and related CD’s matured during the three months ended March 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Liquidity of the Bank is defined as the ability to supply cash as quickly as needed without causing a severe deterioration in its profitability. The Bank’s liquidity consists primarily of available cash positions, Federal funds sold and short-term investments categorized as trading and/or available for sale securities, which can be disposed of without significant capital losses in the ordinary course of business, plus borrowing capacities, which include Federal funds lines, repurchase agreements and FHLB advances. Therefore, maintenance of high quality loans and securities that can be used for collateral in repurchase agreements or other secured borrowings is an important feature of our liquidity management.
     Liquidity risk may increase when the Bank has few short-duration securities available for sale and/or is not capable of raising funds as quickly as necessary at acceptable rates in the capital or money markets. A heavy and sudden increase in cash demands for loans and/or deposits can tighten the liquidity position. Several ratios are reviewed on a daily, monthly and quarterly basis to manage the liquidity position and to preempt any liquidity crisis. Six specific statistics, which include the loans-to-assets ratio, off-balance sheet items and dependence on non-core deposits, foreign deposits, lines of credit and liquid assets, are reviewed regularly for liquidity management purposes.

     The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Bank. Since the primary purpose of the investment portfolio is to ensure the Bank has adequate liquidity management maintains appropriate levels of liquid assets to avoid exposure to higher than necessary liquidity risk.
     At March 31, 2006, short-term investments totaled 1.22 percent of the Bank’s total assets, compared to 3.15 percent at December 31, 2005. Core deposits, expressed as a percentage of the Bank’s total assets, decreased to 34.00 percent at March 31, 2006 from 35.25 percent at December 31, 2005, while short-term non-core funding as a percentage of the Bank’s total assets increased to 43.77 percent at March 31, 2006 from 41.85 percent at December 31, 2005. The ratio of short-term investments to short-term non-core funding decreased to 13.06 percent at March 31, 2006 from 18.31 percent at December 31, 2005. Off-balance sheet items, primarily unused credit lines, as a percentage of the Bank’s total assets, increased to 19.75 percent at March 31, 2006 from 19.68 percent at December 31, 2005. During the three months ended March 31, 2006, the Bank continued to see strong demand for loans. Net loans as a percentage of the total assets increased to 75.2 percent at March 31, 2006 from 72.4 percent at December 31, 2005.
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total shareholders’ equity was $439.2 million at March 31, 2006, which represented an increase of $12.4 million, or 2.9 percent, over total shareholders’ equity of $426.8 million at December 31, 2005.
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
     At March 31, 2006, Hanmi Financial’s Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $307.2 million. This represented an increase of $36.2 million, or 13.4 percent, over Tier 1 capital of $271.0 million at March 31, 2005. At March 31, 2006, Hanmi Financial had a ratio of total capital to total risk-weighted assets of 11.97 percent and a ratio of Tier 1 capital to total risk-weighted assets of 10.94 percent. The Tier 1 leverage ratio was 9.57 percent at March 31, 2006.
     The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of March 31, 2006:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$335,989	11.97%	$224,639	8.00%	N/A	N/A
Hanmi Bank	$333,024	11.87%	$224,400	8.00%	$280,500	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$307,157	10.94%	$112,320	4.00%	N/A	N/A
Hanmi Bank	$304,192	10.84%	$112,200	4.00%	$168,300	6.00%

Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$307,157	9.57%	$128,376	4.00%	N/A	N/A
Hanmi Bank	$304,192	9.49%	$128,257	4.00%	$160,321	5.00%

Dividends
     On March 16, 2006, we declared a quarterly cash dividend of $0.06 per common share for the first quarter of 2006. The dividend was paid on April 14, 2006. Future dividend payments are subject to the future earnings and legal requirements and the discretion of the Board of Directors.
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 5 — Off-Balance Sheet Arrangements” of Notes to Consolidated Financial Statements, “Item 1. Business — Small Business Administration Guaranteed Loans” and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2005.
CONTRACTUAL OBLIGATIONS
     There were no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of March 31, 2006, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that:
•	Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to Hanmi Financial that is required to be included in Hanmi Financial’s periodic SEC filings; and

•	Hanmi Financial’s internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     During the quarter ended March 31, 2006, there have been no significant changes in Hanmi Financial’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.
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
ITEM 1A. RISK FACTORS
     There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 that was filed on March 16, 2006.

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
HANMI FINANCIAL CORPORATION

Date: May 10, 2006	By:	/s/ Sung Won Sohn, Ph.D.

Sung Won Sohn, Ph.D.
President and Chief Executive Officer

	By:	/s/ Michael J. Winiarski

Michael J. Winiarski
Senior Vice President and Chief Financial Officer