Form 10-Q
period 2006-06-30
HANMI FINANCIAL CORP
filed 2006-08-09
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     As of August 1, 2006, there were 48,910,180 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in Thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and Due From Banks	$110,271	$103,477
Federal Funds Sold and Securities Purchased Under Agreements to Resell	1,100	60,000

Cash and Cash Equivalents	111,371	163,477
Securities Held to Maturity, at Amortized Cost (Fair Value: 2006 — $1,031; 2005 — $1,051)	1,032	1,049
Securities Available for Sale, at Fair Value	409,018	442,863
Loans Receivable, Net of Allowance for Loan Losses of $27,250 and $24,963 at June 30, 2006 and December 31, 2005, Respectively	2,760,720	2,468,015
Loans Held for Sale, at the Lower of Cost or Fair Value	—	1,065
Customers’ Liability on Acceptances	11,057	8,432
Premises and Equipment, Net	20,312	20,784
Accrued Interest Receivable	14,899	14,120
Deferred Income Taxes	12,337	9,651
Servicing Asset	4,302	3,910
Goodwill	207,646	209,058
Core Deposit Intangible	7,461	8,691
Federal Reserve Bank (“FRB”) Stock, at Cost	11,760	12,350
Federal Home Loan Bank (“FHLB”) Stock, at Cost	12,843	12,237
Bank-Owned Life Insurance	23,146	22,713
Other Assets	16,401	15,837

TOTAL ASSETS	$3,624,305	$3,414,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$778,445	$738,618
Interest-Bearing:
Savings	110,492	121,574
Money Market Checking	440,970	526,171
Time Deposits of $100,000 or More	1,287,257	1,161,950
Other Time Deposits	277,848	277,801

Total Deposits	2,895,012	2,826,114
Accrued Interest Payable	15,319	11,911
Acceptances Outstanding	11,057	8,432
FHLB Advances and Other Borrowings	156,872	46,331
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	12,253	12,281

Total Liabilities	3,172,919	2,987,475

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,071,580 Shares (48,908,580 Outstanding) at June 30, 2006 and Issued 49,821,798 Shares (48,658,798 Outstanding) at December 31, 2005	50	50
Additional Paid-In Capital	342,054	339,991
Unearned Compensation	—	(1,150)
Accumulated Other Comprehensive Loss — Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of ($4,446) and ($1,671) at June 30, 2006 and December 31, 2005, Respectively	(7,800)	(4,383)
Retained Earnings	137,123	112,310

	471,427	446,818
Less Treasury Stock, at Cost; 1,163,000 Shares at June 30, 2006 and December 31, 2005	(20,041)	(20,041)

Total Shareholders’ Equity	451,386	426,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,624,305	$3,414,252

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and Fees on Loans	$58,242	$42,750	$110,879	$80,976
Interest on Investments	5,013	4,734	10,112	9,382
Interest on Federal Funds Sold	23	123	312	458

Total Interest Income	63,278	47,607	121,303	90,816

INTEREST EXPENSE:
Interest on Deposits	21,921	11,345	41,512	21,156
Interest on FHLB Advances and Other Borrowings	2,001	927	2,615	1,452
Interest on Junior Subordinated Debentures	1,587	1,190	3,062	2,201

Total Interest Expense	25,509	13,462	47,189	24,809

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	37,769	34,145	74,114	66,007
Provision for Credit Losses	900	450	3,860	586

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	36,869	33,695	70,254	65,421

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,183	3,868	8,414	7,598
Trade Finance Fees	1,116	1,036	2,187	1,981
Remittance Fees	532	550	1,020	1,018
Other Service Charges and Fees	614	689	1,148	1,268
Bank-Owned Life Insurance Income	215	210	433	415
Increase in Fair Value of Derivatives	109	370	334	789
Other Income	835	554	1,478	1,175
Gain on Sales of Loans	1,311	56	2,150	364
Gain on Sales of Securities Available for Sale	—	14	5	96

Total Non-Interest Income	8,915	7,347	17,169	14,704

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	10,691	8,545	19,852	17,712
Occupancy and Equipment	2,558	2,171	4,876	4,402
Data Processing	1,218	1,245	2,433	2,410
Advertising and Promotion	811	563	1,457	1,257
Supplies and Communication	576	729	1,212	1,308
Professional Fees	492	560	1,160	1,039
Amortization of Core Deposit Intangible	605	714	1,230	1,446
Decrease in Fair Value of Embedded Options	112	2	214	575
Other Operating Expenses	2,353	2,192	4,421	3,977
Merger-Related Expenses	—	(509)	—	(509)

Total Non-Interest Expenses	19,416	16,212	36,855	33,617

INCOME BEFORE INCOME TAXES	26,368	24,830	50,568	46,508
Income Taxes	10,428	9,792	19,826	18,138

NET INCOME	$15,940	$15,038	$30,742	$28,370

EARNINGS PER SHARE:
Basic	$0.33	$0.30	$0.63	$0.57
Diluted	$0.32	$0.30	$0.62	$0.56

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	48,822,729	49,556,926	48,768,881	49,508,917
Diluted	49,404,204	50,213,725	49,366,709	50,218,948

DIVIDENDS DECLARED PER SHARE	$0.06	$0.05	$0.12	$0.10
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in Thousands)

	Common Stock - Number of Shares			Shareholders’ Equity
							Accumulated
					Additional		Other		Treasury	Total
		Treasury		Common	Paid-In	Unearned	Comprehensive	Retained	Stock,	Shareholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	Earnings	at Cost	Equity
BALANCE — DECEMBER 31, 2004	49,330,704	—	49,330,704	$49	$334,932	$—	$1,035	$63,894	$—	$399,910
Exercises of Stock Options	220,773	—	220,773	1	1,454	—	—	—	—	1,455
Restricted Stock Award	100,000	—	100,000	—	1,815	(1,815)	—	—	—	—
Share-Based Compensation Expense	—	—	—	—	—	484	—	—	—	484
Tax Benefit from Exercises of Stock Options	—	—	—	—	333	—	—	—	—	333
Cash Dividends	—	—	—	—	4	—	—	(4,964)	—	(4,960)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	28,370	—	28,370
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(762)	—	—	(762)

Total Comprehensive Income										27,608

BALANCE — JUNE 30, 2005	49,651,477	—	49,651,477	$50	$338,538	$(1,331)	$273	$87,300	$—	$424,830

BALANCE — DECEMBER 31, 2005	49,821,798	(1,163,000)	48,658,798	$50	$339,991	$(1,150)	$(4,383)	$112,310	$(20,041)	$426,777
Cumulative Adjustment — Share-Based Compensation	—	—	—	—	(916)	1,150	—	—	—	234
Exercises of Stock Options and Stock Warrants	249,782	—	249,782	—	2,076	—	—	—	—	2,076
Share-Based Compensation Expense	—	—	—	—	574	—	—	—	—	574
Tax Benefit from Exercises of Stock Options	—	—	—	—	329	—	—	—	—	329
Cash Dividends	—	—	—	—	—	—	—	(5,929)	—	(5,929)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	30,742	—	30,742
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(3,417)	—	—	(3,417)

Total Comprehensive Income	—									27,325

BALANCE — JUNE 30, 2006	50,071,580	(1,163,000)	48,908,580	$50	$342,054	$—	$(7,800)	$137,123	$(20,041)	$451,386

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,742	$28,370
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,472	1,268
Amortization of Premiums and Accretion of Discounts on Investments, Net	150	(17)
Amortization of Core Deposit Intangible	1,230	1,446
Share-Based Compensation Expense	574	484
Provision for Credit Losses	3,860	586
FHLB Stock Dividend	(295)	(103)
Gain on Sales of Securities Available for Sale	(5)	(96)
Increase in Fair Value of Derivatives	(334)	(789)
Decrease in Fair Value of Embedded Options	214	575
Gain on Sales of Loans	(2,150)	(364)
Loss on Sales of Premises and Equipment	15	18
Tax Benefit from Exercises of Stock Options	(329)	333
Deferred Tax Benefit	(2,920)	44
Origination of Loans Held for Sale	(49,445)	(10,026)
Proceeds from Sales of Loans Held for Sale	52,660	13,365
Increase in Accrued Interest Receivable	(779)	(2,076)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(433)	(415)
Increase in Other Assets	(2,169)	(5,249)
Increase in Accrued Interest Payable	3,408	1,267
Increase in Other Liabilities	6,699	11,638

Net Cash Provided By Operating Activities	42,165	40,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of FRB Stock	590	—
Proceeds from Matured or Called Securities Available for Sale	28,276	49,000
Proceeds from Matured or Called Securities Held to Maturity	17	27
Proceeds from Sales of Securities Available for Sale	5,005	6,456
Net Increase in Loans Receivable	(296,565)	(172,619)
Purchases of FRB and FHLB Stock	(311)	(2,066)
Purchases of Securities Available for Sale	(6,183)	(48,238)
Purchases of Premises and Equipment	(1,015)	(2,152)

Net Cash Used In Investing Activities	(270,186)	(169,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	68,898	31,170
Proceeds from Exercises of Stock Options and Stock Warrants	2,076	1,455
Tax Benefit from Exercises of Stock Options	329	—
Cash Dividends Paid	(5,929)	(4,960)
Proceeds from Long-Term FHLB Advances and Other Borrowings	30,000	7,487
Repayment of Long-Term FHLB Advances and Other Borrowings	(207)	(121)
Net Change in Short-Term FHLB Advances and Other Borrowings	80,748	70,988

Net Cash Provided By Financing Activities	175,915	106,019

NET DECREASE IN CASH AND CASH EQUIVALENTS	(52,106)	(23,314)
Cash and Cash Equivalents — Beginning of Period	163,477	127,164

CASH AND CASH EQUIVALENTS — END OF PERIOD	$111,371	$103,850

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$50,597	$26,076
Income Taxes Paid	$16,208	$14,150
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation that is the holding company for Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended.
     Hanmi Bank, our primary subsidiary, is a commercial bank licensed by the California Department of Financial Institutions. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The Bank is a member of the Federal Reserve System.
     Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic populations of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties of the State of California. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of June 30, 2006, the Bank maintained a branch network of 22 locations, serving individuals and small- to medium-sized businesses in its primary market. The Bank also has six loan production offices in California, Colorado, Georgia, Illinois, Virginia and Washington.
     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and subsidiary reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods ended June 30, 2006, but are not necessarily indicative of the results that will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The interim information should be read in conjunction with our 2005 Annual Report on Form 10-K.
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
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 in 2005.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(Dollars in Thousands,
	Except Per Share Data)
Net Income — As Reported	$15,038	$28,370
Add — Stock-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects (Restricted Stock Award)	55	297
Deduct — Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards Subject to SFAS No. 123, Net of Related Tax Effects	(350)	(877)

Net Income — Pro Forma	$14,743	$27,790

Earnings Per Share — As Reported:
Basic	$0.30	$0.57
Diluted	$0.30	$0.56

Earnings Per Share — Pro Forma:
Basic	$0.30	$0.56
Diluted	$0.29	$0.55
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (“FAS 123R-3”). We have adopted the alternative transition method prescribed by FAS 123R-3 and concluded that we have no pool of windfall tax benefits as of the adoption date of SFAS No. 123(R).
     SFAS No. 123(R) requires that cash flows resulting from the realization of tax deductions recognized on awards that are fully vested prior to the adoption of SFAS No. 123(R) be classified as a financing cash inflow and an operating cash outflow in the Consolidated Statements of Cash Flows. Before the adoption of SFAS No. 123(R), we presented all tax benefits realized from the exercise of stock options as an operating cash inflow.
     In addition, SFAS No. 123(R) requires that any unearned compensation related to awards granted prior to the adoption of SFAS No. 123(R) must be eliminated against the appropriate equity accounts. As a result, the presentation of Shareholders’ Equity was revised to reflect the transfer of the balance previously reported in Unearned Compensation to Additional Paid-In Capital.
NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION
     At June 30, 2006, we had two stock incentive plans, the Year 2000 Stock Option Plan and the 2004 CEO Stock Option Plan (collectively, the “Plans”), which provide for the granting of non-qualified and incentive stock options and restricted stock awards to employees (including officers and directors).
     Year 2000 Stock Option Plan
     Under the Year 2000 Stock Option Plan, we may grant options for up to 5,430,742 shares of common stock. As of June 30, 2006, 2,498,897 shares were still available for issuance.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION (Continued)
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
     For the three and six months ended June 30, 2006 and 2005, the estimated weighted-average fair value per share of options granted under the Year 2000 Stock Option Plan was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Estimated Weighted-Average Fair Value Per Share of Options Granted	$6.60	$4.59	$6.60	$4.93
     The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-Average Assumptions:
Dividend Yield	1.33%	1.25%	1.33%	1.18%
Expected Volatility	36.62%	32.37%	36.63%	32.61%
Expected Term	5.3 years	4.1 years	5.3 years	4.1 years
Risk-Free Interest Rate	4.92%	4.16%	4.92%	4.14%
     Expected volatility is determined based on the historical daily volatility of our stock price over a period equal to the expected term of the options granted. The expected term of the options represents the period of time that options granted are expected to be outstanding based primarily on the historical exercise behavior associated with previous option grants. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.
     The following information under the Year 2000 Stock Option Plan is presented for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands)
Grant Date Fair Value of Options Granted	$4,026	$344	$4,085	$595
Total Intrinsic Value of Options Exercised (1)	$426	$325	$1,489	$1,713
Cash Received from Options Exercised	$554	$144	$979	$1,103
Actual Tax Benefit Realized from Tax Deductions on Options Exercised	$—	$—	$329	$333

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION (Continued)
     The following is a summary of the transactions under the Year 2000 Stock Option Plan for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per
	Shares	Share	Shares	Share
Options Outstanding — Beginning of Period	1,068,216	$10.93	1,355,745	$9.72
Options Granted During the Period	610,000	$18.04	75,000	$16.04
Options Cancelled/Expired During the Period	(37,870)	$15.11	—	$—
Options Exercised During the Period	(52,364)	$10.58	(11,296)	$7.65

Options Outstanding — End of Period	1,587,982	$13.57	1,419,449	$10.07

Options Exercisable — End of Period	520,389	$8.76	421,732	$8.02

     The following is a summary of the transactions under the Year 2000 Stock Option Plan for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per
	Shares	Share	Shares	Share
Options Outstanding — Beginning of Period	1,173,712	$10.55	1,618,836	$9.33
Options Granted During the Period	619,000	$18.04	120,554	$17.03
Options Cancelled/Expired During the Period	(70,340)	$14.44	(123,558)	$12.12
Options Exercised During the Period	(134,390)	$7.29	(196,383)	$6.91

Options Outstanding — End of Period	1,587,982	$13.57	1,419,449	$10.07

Options Exercisable — End of Period	520,389	$8.76	421,732	$8.02

     The following is a summary of the transactions for non-vested stock options under the Year 2000 Stock Option Plan for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding — Beginning of Period	533,491	$3.70	937,276	$2.93
Options Granted During the Period	610,000	$6.57	75,000	$4.59
Options Cancelled/Expired During the Period	(37,870)	$4.88	—	$—
Options Vested During the Period	(38,028)	$3.88	(14,559)	$3.05

Non-Vested Options Outstanding — End of Period	1,067,593	$5.29	997,717	$3.05

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION (Continued)
     The following is a summary of the transactions for non-vested stock options under the Year 2000 Stock Option Plan for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding — Beginning of Period	653,110	$3.68	1,131,594	$2.93
Options Granted During the Period	619,000	$6.56	120,554	$4.95
Options Cancelled/Expired During the Period	(70,340)	$4.35	(123,558)	$3.31
Options Vested During the Period	(134,177)	$3.79	(130,873)	$3.55

Non-Vested Options Outstanding — End of Period	1,067,593	$5.29	997,717	$3.05

     As of June 30, 2006, the total compensation cost not yet recognized under the Year 2000 Stock Option Plan was $3.8 million with a weighted-average recognition period of 4.8 years.
     As of June 30, 2006, stock options outstanding under the Year 2000 Stock Option Plan were as follows:

	Options Outstanding				Options Exercisable
			Weighted-	Weighted-			Weighted-	Weighted-
			Average	Average			Average	Average
			Exercise	Remaining			Exercise	Remaining
Exercise	Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Price Range	Outstanding	Value (1)	Share	Life	Outstanding	Value (1)	Share	Life
(Dollars in Thousands, Except Per Share Data)
$ 3.27 to $ 3.99	156,666	$2,462	$3.78	4.3 years	156,666	$2,462	$2.71	3.0 years
$ 4.00 to $ 7.99	236,362	2,927	$7.11	4.9 years	161,479	1,994	$5.70	4.2 years
$ 8.00 to $11.99	—	—	$—	—	—	—	$—	—
$12.00 to $15.99	513,400	2,980	$13.69	7.9 years	186,133	1,097	$13.69	7.9 years
$16.00 to $19.10	681,554	1,025	$17.99	9.7 years	16,111	30	$17.99	9.7 years

	1,587,982	$9,394	$13.57	7.9 years	520,389	$5,583	$8.76	7.0 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $19.44 as of June 30, 2006, and the exercise price, multiplied by the number of options.
     2004 CEO Stock Option Plan
     Under the 2004 CEO Stock Option Plan, a total of 350,000 stock options were granted to our Chief Executive Officer. As of June 30, 2006, there were no additional shares available for issuance.
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
     There were no stock options granted under the 2004 CEO Stock Option Plan during the three and six months ended June 30, 2006 and 2005.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION (Continued)
     The following is a summary of the transactions under the 2004 CEO Stock Option Plan for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per
	Shares	Share	Shares	Share
Options Outstanding — Beginning of Period	350,000	$17.17	350,000	$17.17

Options Outstanding — End of Period	350,000	$17.17	350,000	$17.17

Options Exercisable — End of Period	58,333	$17.17	—	$—

     The following is a summary of the transactions under the 2004 CEO Stock Option Plan for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006		2005
	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per
	Shares	Share	Shares	Share
Options Outstanding — Beginning of Period	350,000	$17.17	350,000	$17.17

Options Outstanding — End of Period	350,000	$17.17	350,000	$17.17

Options Exercisable — End of Period	58,333	$17.17	—	$—

     The following is a summary of the transactions for non-vested stock options under the 2004 CEO Stock Option Plan for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006		2005
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding — Beginning of Period	291,667	$4.82	350,000	$4.82

Non-Vested Options Outstanding — End of Period	291,667	$4.82	350,000	$4.82

     The following is a summary of the transactions for non-vested stock options under the 2004 CEO Stock Option Plan for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006		2005
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding — Beginning of Period	350,000	$4.82	350,000	$4.82
Options Vested During the Period	(58,333)	$4.82	—	$—

Non-Vested Options Outstanding — End of Period	291,667	$4.82	350,000	$4.82

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION (Continued)
     As of June 30, 2006, the total compensation cost not yet recognized under the 2004 CEO Stock Option Plan was $1.5 million with a recognition period of 4.3 years.
     As of June 30, 2006, stock options outstanding under the 2004 CEO Stock Option Plan were as follows:

Options Outstanding				Options Exercisable
		Exercise	Remaining			Exercise	Remaining
Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Outstanding	Value (1)	Share	Life	Outstanding	Value (1)	Share	Life
(Dollars in Thousands, Except Per Share Data)
350,000	$814	$17.17	8.4 years	58,333	$136	$17.17	8.4 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $19.44 as of June 30, 2006, and the exercise price, multiplied by the number of options.
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
     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended June 30, 2006:
Basic EPS — Income Available to Common Shareholders	$15,940	48,822,729	$0.33
Effect of Dilutive Securities — Options and Warrants	—	581,475	(0.01)

Diluted EPS — Income Available to Common Shareholders	$15,940	49,404,204	$0.32

Three Months Ended June 30, 2005:
Basic EPS — Income Available to Common Shareholders	$15,038	49,556,926	$0.30
Effect of Dilutive Securities — Options and Warrants	—	656,799	—

Diluted EPS — Income Available to Common Shareholders	$15,038	50,213,725	$0.30

Six Months Ended June 30, 2006:
Basic EPS — Income Available to Common Shareholders	$30,742	48,768,881	$0.63
Effect of Dilutive Securities — Options and Warrants	—	597,828	(0.01)

Diluted EPS — Income Available to Common Shareholders	$30,742	49,366,709	$0.62

Six Months Ended June 30, 2005:
Basic EPS — Income Available to Common Shareholders	$28,370	49,508,917	$0.57
Effect of Dilutive Securities — Options and Warrants	—	710,031	(0.01)

Diluted EPS — Income Available to Common Shareholders	$28,370	50,218,948	$0.56

     For the three months ended June 30, 2006 and 2005, there were 1,071,554 and 430,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six months ended June 30, 2006 and 2005, there were 1,071,554 and 395,554 options outstanding, respectively, that were not included in the computation of diluted EPS.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)
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
     The following table shows the distribution of the Hanmi Bank’s undisbursed loan commitments as of the dates indicated.

	June 30,	December 31,
	2006	2005
	(In Thousands)
Commitments to Extend Credit	$552,689	$555,736
Commercial Letters of Credit	74,035	58,036
Standby Letters of Credit	36,287	42,768
Unused Credit Card Lines	15,445	14,892

Total Undisbursed Loan Commitments	$678,456	$671,432

NOTE 5 — SEGMENT REPORTING
     Through our branch network and lending units, we provide a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time and savings deposits; and commercial and industrial, real estate and consumer lending. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment.
NOTE 6 — RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This Statement:
•	permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133;

•	establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	clarifies that concentrations of credit risk in the form of subordinations are not embedded derivatives; and

•	amends SFAS No. 140 to eliminate the prohibition against a Qualified Special Purpose Entity holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (Continued)
NOTE 6 — RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
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
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We will be required to adopt FIN No. 48 in the first quarter of 2007. We are currently assessing the impact that the adoption of FIN No. 48 will have on our financial condition and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition for the three and six months ended June 30, 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.
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

	As of and for the
	Three Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net of Deferred Loan Fees	$2,729,218	$2,334,803
Average Securities	$425,371	$417,712
Average Interest-Earning Assets	$3,180,999	$2,793,143
Average Total Assets	$3,570,389	$3,168,995
Average Deposits	$2,832,218	$2,542,886
Average Interest-Bearing Liabilities	$2,341,481	$1,960,987
Average Shareholders’ Equity	$449,664	$416,465
Average Tangible Equity (1)	$232,802	$197,080
PER SHARE DATA:
Earnings Per Share — Basic	$0.33	$0.30
Earnings Per Share — Diluted	$0.32	$0.30
Common Shares Outstanding	48,908,580	49,651,477
Book Value Per Share (2)	$9.23	$8.56
Tangible Book Value Per Share (3)	$4.83	$4.14
Cash Dividends Per Share	$0.06	$0.05
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (4) (5)	1.79%	1.90%
Return on Average Shareholders’ Equity (4) (6)	14.22%	14.48%
Return on Average Tangible Equity (4) (7)	27.46%	30.61%
Net Interest Spread (8)	3.61%	4.09%
Net Interest Margin (9)	4.76%	4.90%
Efficiency Ratio (10)	41.59%	40.30%
Dividend Payout Ratio (11)	18.41%	16.51%
Average Shareholders’ Equity to Average Total Assets	12.59%	13.14%
SELECTED CAPITAL RATIOS: (12)
Total Risk-Based Capital Ratio:
Hanmi Financial	12.03%	12.17%
Hanmi Bank	12.05%	12.13%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	11.02%	11.22%
Hanmi Bank	11.05%	11.18%
Tier 1 Leverage Ratio:
Hanmi Financial	9.61%	9.65%
Hanmi Bank	9.63%	9.61%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (13)	0.43%	0.25%
Non-Performing Assets to Total Assets (14)	0.33%	0.19%
Net Loan Charge-Offs to Average Total Gross Loans (15)	0.05%	0.18%
Allowance for Loan Losses to Total Gross Loans	0.98%	0.91%
Allowance for Loan Losses to Non-Performing Loans	224.54%	361.64%

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. See “Non-GAAP Financial Measures.”

(2)	Shareholders’ equity divided by common shares outstanding.

(3)	Tangible equity divided by common shares outstanding.

(4)	Calculation based upon annualized net income.

(5)	Net income divided by average total assets.

(6)	Net income divided by average shareholders’ equity.

(7)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(9)	Net interest income before provision for credit losses divided by average interest-earning assets.

(10)	Total non-interest expenses (excluding merger-related expenses) divided by the sum of net interest income before provision for credit losses and total non-interest income.

(11)	Cash dividends per share times common shares outstanding divided by net income.

(12)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for Total Risk-Based Capital Ratio (total capital divided by risk-weighted assets); 6 percent for Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by risk-weighted assets); and 5 percent for Tier 1 Leverage Ratio (Tier 1 capital divided by average assets).

(13)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(14)	Non-performing assets consist of non-performing loans (see footnote (13) above) and other real estate owned.

(15)	Calculation based upon annualized net loan charge-offs.

	As of and for the
	Six Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net of Deferred Loan Fees	$2,638,822	$2,287,253
Average Securities	$431,440	$419,235
Average Interest-Earning Assets	$3,109,051	$2,765,114
Average Total Assets	$3,497,310	$3,136,419
Average Deposits	$2,821,648	$2,531,123
Average Interest-Bearing Liabilities	$2,278,944	$1,943,789
Average Shareholders’ Equity	$443,507	$411,270
Average Tangible Equity (1)	$226,329	$191,159
PER SHARE DATA:
Earnings Per Share — Basic	$0.63	$0.57
Earnings Per Share — Diluted	$0.62	$0.56
Cash Dividends Per Share	$0.12	$0.10
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (2) (3)	1.77%	1.82%
Return on Average Shareholders’ Equity (2) (4)	13.98%	13.91%
Return on Average Tangible Equity (2) (5)	27.39%	29.93%
Net Interest Spread (6)	3.69%	4.05%
Net Interest Margin (7)	4.81%	4.81%
Efficiency Ratio (8)	40.37%	42.28%
Dividend Payout Ratio (9)	19.09%	17.50%
Average Shareholders’ Equity to Average Total Assets	12.68%	13.11%

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. See “Non-GAAP Financial Measures.”

(2)	Calculation based upon annualized net income.

(3)	Net income divided by average total assets.

(4)	Net income divided by average shareholders’ equity.

(5)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(6)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(7)	Net interest income before provision for credit losses divided by average interest-earning assets.

(8)	Total non-interest expenses (excluding merger-related expenses) divided by the sum of net interest income before provision for credit losses and total non-interest income.

(9)	Cash dividends per share times common shares outstanding divided by net income.

Non-GAAP Financial Measures
     Return on Average Tangible Equity - Return on average tangible equity is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. Banking and financial institution regulators also exclude goodwill and intangible assets from shareholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Average Shareholders’ Equity	$449,664	$416,465	$443,507	$411,270
Less Average Goodwill and Core Deposit Intangible Assets	(216,862)	(219,385)	(217,178)	(220,111)

Average Tangible Equity	$232,802	$197,080	$226,329	$191,159

Return on Average Shareholders’ Equity	14.22%	14.48%	13.98%	13.91%
Effect of Average Goodwill and Core Deposit Intangible Assets	13.24%	16.13%	13.41%	16.02%

Return on Average Tangible Equity	27.46%	30.61%	27.39%	29.93%

     Tangible Book Value Per Share - Tangible book value per share is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Tangible book value per share is calculated by subtracting goodwill and core deposit intangible assets from total shareholders’ equity and dividing the difference by the number of shares of common stock outstanding. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	June 30,
	2006	2005
	(Dollars in Thousands)
Total Shareholders’ Equity	$451,386	$424,830
Less Goodwill and Core Deposit Intangible Assets	(215,107)	(219,089)

Tangible Equity	$236,279	$205,741

Book Value Per Share	$9.23	$8.56
Effect of Goodwill and Core Deposit Intangible Assets	(4.40)	(4.42)

Tangible Book Value Per Share	$4.83	$4.14

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
RESULTS OF OPERATIONS
Overview
     For the three months ended June 30, 2006, net income was $15.9 million, or $0.32 per diluted share, compared to $15.0 million, or $0.30 per diluted share, for the three months ended June 30, 2005. The 6.0 percent increase in net income for 2006 as compared to 2005 was attributable to an increase in average interest-earning assets, partially offset by a decline in the net interest margin due to a higher cost of funds as customers placed their funds in certificates of deposit instead of core deposits. Average interest-earning assets increased $387.9 million, or 13.9 percent, due to ongoing growth in the loan portfolio. The net interest margin was 4.76 percent for the three months ended June 30, 2006, compared to 4.90 percent for the same period of 2005.
     Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $900,000 and $450,000 for the three months ended June 30, 2006 and 2005, respectively, reflecting changes in the classification of certain credits as well as growth in the loan portfolio in the respective quarters.
     For the three months ended June 30, 2006, non-interest income increased by $1.6 million, or 21.3 percent, primarily due to an increase in service charges on deposit accounts and higher gain on sales of loans. Non-interest expenses increased by $3.2 million or 19.8 percent, due to increases in salaries and employee benefits and occupancy expense. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the second quarter of 2006 was 41.59 percent, compared to 40.30 percent for the same quarter in 2005.
     The annualized return on average assets was 1.79 percent for the three months ended June 30, 2006, compared to 1.90 percent for the same period in 2005. The annualized return on average shareholders’ equity was 14.22 percent for the three months ended June 30, 2006, and return on average tangible equity was 27.46 percent, compared to 14.48 percent and 30.61 percent, respectively, for the same period in 2005.
     For the six months ended June 30, 2006, net income was $30.7 million, or $0.62 per diluted share, compared to $28.4 million, or $0.56 per diluted share, for the six months ended June 30, 2005. The 8.4 percent increase in net income for 2006 as compared to 2005 was attributable to an increase in average interest-earning assets, while the net interest margin remained flat due to a higher cost of funds as customers placed their funds in certificates of deposit instead of core deposits. Average interest-earning assets increased $343.9 million, or 12.4 percent, due to ongoing growth in the loan portfolio. The net interest margin was 4.81 percent for the six months ended June 30, 2006 and 2005.
     Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $3.9 million and $586,000 for the six months ended June 30, 2006 and 2005, respectively, reflecting changes in the classification of certain credits as well as growth in the loan portfolio in the respective periods.

     For the six months ended June 30, 2006, non-interest income increased by $2.5 million, or 16.8 percent, primarily due to an increase in service charges on deposit accounts and higher gain on sales of loans. Non-interest expenses increased by $3.2 million or 9.6 percent, due to increases in salaries and employee benefits and occupancy expense. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the six months ended June 30, 2006 was 40.37 percent, compared to 42.28 percent for the same period in 2005.
     The annualized return on average assets was 1.77 percent for the six months ended June 30, 2006, compared to 1.82 percent for the same period in 2005. The annualized return on average shareholders’ equity was 13.98 percent for the six months ended June 30, 2006, and return on average tangible equity was 27.39 percent, compared to 13.91 percent and 29.93 percent, respectively, for the same period in 2005.
Net Interest Income Before Provision for Credit Losses
     Our earnings depend largely upon the difference between the interest income received from the loan portfolio and other interest-earning assets and the interest paid on deposits and borrowings. The difference is “net interest income.” Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. Net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as Federal economic policies, the general supply of money in the economy, income tax policies, governmental budgetary matters and the actions of the Board of Governors of the Federal Reserve System and the Federal Open Market Committee.

     The following tables present the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,729,218	$58,242	8.56%	$2,334,803	$42,750	7.34%
Municipal Securities (2)	73,061	773	4.23%	73,223	780	4.26%
Obligations of Other U.S. Government Agencies	127,184	1,316	4.14%	97,953	933	3.81%
Other Debt Securities	225,126	2,594	4.61%	246,536	2,690	4.36%
Equity Securities	24,524	330	5.38%	23,618	330	5.59%
Federal Funds Sold	1,859	23	4.95%	16,941	123	2.91%
Interest-Earning Deposits	27	—	3.64%	69	1	3.59%

Total Interest-Earning Assets	3,180,999	63,278	7.98%	2,793,143	47,607	6.84%

Noninterest-Earning Assets:
Cash and Cash Equivalents	94,876			90,351
Allowance for Loan Losses	(26,629)			(22,271)
Other Assets	321,143			307,772

Total Noninterest-Earning Assets	389,390			375,852

Total Assets	$3,570,389			$3,168,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$484,039	3,638	3.01%	$539,229	3,084	2.29%
Savings	112,341	480	1.71%	143,948	548	1.53%
Time Deposits of $100,000 or More	1,223,118	14,869	4.88%	875,297	6,423	2.94%
Other Time Deposits	273,503	2,934	4.30%	225,961	1,290	2.29%
FHLB Advances and Other Borrowings	166,074	2,001	4.83%	94,146	927	3.95%
Junior Subordinated Debentures	82,406	1,587	7.72%	82,406	1,190	5.79%

Total Interest-Bearing Liabilities	2,341,481	25,509	4.37%	1,960,987	13,462	2.75%

Noninterest-Bearing Liabilities:
Demand Deposits	739,217			758,451
Other Liabilities	40,027			33,092

Total Noninterest-Bearing Liabilities	779,244			791,543

Total Liabilities	3,120,725			2,752,530
Shareholders’ Equity	449,664			416,465

Total Liabilities and Shareholders’ Equity	$3,570,389			$3,168,995

Net Interest Income		$37,769			$34,145

Net Interest Spread (3)			3.61%			4.09%

Net Interest Margin (4)			4.76%			4.90%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.2 million and $1.8 million for the three months ended June 30, 2006 and 2005, respectively.

(2)	Yields on tax-exempt income, computed on a tax-equivalent basis using an effective marginal rate of 35 percent, were 6.51 percent and 6.56 percent for the three months ended June 30, 2006 and 2005, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

	Six Months Ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,638,822	$110,879	8.47%	$2,287,253	$80,976	7.14%
Municipal Securities (2)	73,414	1,551	4.23%	73,634	1,556	4.23%
Obligations of Other U.S. Government Agencies	126,843	2,619	4.13%	97,090	1,867	3.85%
Other Debt Securities	231,183	5,286	4.57%	248,511	5,355	4.31%
Equity Securities	24,567	655	5.33%	22,794	603	5.29%
Federal Funds Sold	14,158	312	4.44%	35,797	458	2.58%
Interest-Earning Deposits	64	1	4.01%	35	1	3.91%

Total Interest-Earning Assets	3,109,051	121,303	7.87%	2,765,114	90,816	6.62%

Noninterest-Earning Assets:
Cash and Cash Equivalents	94,690			87,520
Allowance for Loan Losses	(25,825)			(22,499)
Other Assets	319,394			306,284

Total Noninterest-Earning Assets	388,259			371,305

Total Assets	$3,497,310			$3,136,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Money Market Checking	$501,735	7,352	2.95%	$565,574	6,092	2.17%
Savings	115,036	962	1.69%	147,087	1,104	1.51%
Time Deposits of $100,000 or More	1,195,348	27,653	4.67%	836,435	11,425	2.75%
Other Time Deposits	273,134	5,545	4.09%	230,287	2,535	2.22%
FHLB Advances and Other Borrowings	111,285	2,615	4.74%	82,000	1,452	3.57%
Junior Subordinated Debentures	82,406	3,062	7.49%	82,406	2,201	5.39%

Total Interest-Bearing Liabilities	2,278,944	47,189	4.18%	1,943,789	24,809	2.57%

Noninterest-Bearing Liabilities:
Demand Deposits	736,395			751,740
Other Liabilities	38,464			29,620

Total Noninterest-Bearing Liabilities	774,859			781,360

Total Liabilities	3,053,803			2,725,149
Shareholders’ Equity	443,507			411,270

Total Liabilities and Shareholders’ Equity	$3,497,310			$3,136,419

Net Interest Income		$74,114			$66,007

Net Interest Spread (3)			3.69%			4.05%

Net Interest Margin (4)			4.81%			4.81%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $2.5 million and $3.3 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Yields on tax-exempt income, computed on a tax-equivalent basis using an effective marginal rate of 35 percent, were 6.50 percent and 6.50 percent for the six months ended June 30, 2006 and 2005, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2006 vs. 2005			June 30, 2006 vs. 2005
	Increases (Decreases)			Increases (Decreases)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest Income:
Gross Loans, Net	$7,826	$7,666	$15,492	$13,497	$16,406	$29,903
Municipal Securities	(2)	(5)	(7)	(5)	—	(5)
Obligations of Other U.S. Government Agencies	296	87	383	596	156	752
Other Debt Securities	(241)	145	(96)	(382)	313	(69)
Equity Securities	14	(14)	—	47	5	52
Federal Funds Sold	(154)	54	(100)	(368)	222	(146)
Interest-Earning Deposits	—	(1)	(1)	2	(2)	—

Total Interest Income	7,739	7,932	15,671	13,387	17,100	30,487

Interest Expense:
Money Market Checking	(340)	894	554	(747)	2,007	1,260
Savings	(130)	62	(68)	(259)	117	(142)
Time Deposits of $100,000 or More	3,184	5,262	8,446	6,202	10,026	16,228
Other Time Deposits	317	1,327	1,644	544	2,466	3,010
FHLB Advances and Other Borrowings	829	245	1,074	608	555	1,163
Junior Subordinated Debentures	—	397	397	—	861	861

Total Interest Expense	3,860	8,187	12,047	6,348	16,032	22,380

Change in Net Interest Income	$3,879	$(255)	$3,624	$7,039	$1,068	$8,107

     For the three months ended June 30, 2006 and 2005, net interest income before provision for credit losses was $37.8 million and $34.1 million, respectively. The net interest spread and net interest margin for the three months ended June 30, 2006 were 3.61 percent and 4.76 percent, respectively, compared to 4.09 percent and 4.90 percent, respectively, for the three months ended June 30, 2005.
     Average interest-earning assets increased 13.9 percent to $3.18 billion for the three months ended June 30, 2006 from $2.79 billion for the same period in 2005. Average gross loans increased 16.9 percent to $2.73 billion for the three months ended June 30, 2006 from $2.33 billion for the same period in 2005, and average investment securities increased 1.8 percent to $425.4 million for the three months ended June 30, 2006 from $417.7 million for the same period in 2005. Total loan interest income increased by 36.2 percent for the three months ended June 30, 2006 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 7.34 percent for the three months ended June 30, 2005 to 8.56 percent for the same period in 2006. The average interest rate charged on loans increased 122 basis points, reflecting the increase in the average Wall Street Journal Prime Rate of 199 basis points from 5.91 percent for the three months ended June 30, 2005 to 7.90 percent for the same period in 2006. The yield on average interest-earning assets increased by 114 basis points from 6.84 percent for the three months ended June 30, 2005 to 7.98 percent for the three months ended June 30, 2006, reflecting a shift in the mix of interest-earning assets from 83.6 percent loans, 15.0 percent securities and 1.4 percent other interest-earning assets for the three months ended June 30, 2005 to 85.8 percent loans, 13.4 percent securities and 0.8 percent other interest-earning assets for the same period in 2006.
     The majority of interest-earning assets growth was funded by a $289.3 million, or 11.4 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 19.4 percent to $2.34 billion for the three months ended June 30, 2006 compared to $1.96 billion for the same period in 2005. The average interest rate paid for interest-bearing liabilities increased by 162 basis points from 2.75 percent for the three months ended June 30, 2005 to 4.37 percent for the three months ended June 30, 2006. This increase was primarily due to a higher cost of funds as customers placed their funds in higher yielding certificates of deposit instead of core deposits.

     For the six months ended June 30, 2006 and 2005, net interest income before provision for credit losses was $74.1 million and $66.0 million, respectively. The net interest spread and net interest margin for the six months ended June 30, 2006 were 3.69 percent and 4.81 percent, respectively, compared to 4.05 percent and 4.81 percent, respectively, for the six months ended June 30, 2005.
     Average interest-earning assets increased 12.4 percent to $3.11 billion for the six months ended June 30, 2006 from $2.77 billion for the same period in 2005. Average gross loans increased 15.4 percent to $2.64 billion for the six months ended June 30, 2006 from $2.29 billion for the same period in 2005, and average investment securities increased 2.9 percent to $431.4 million for the six months ended June 30, 2006 from $419.2 million for the same period in 2005. Total loan interest income increased by 36.9 percent for the six months ended June 30, 2006 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 7.14 percent for the six months ended June 30, 2005 to 8.47 percent for the same period in 2006. The average interest rate charged on loans increased 133 basis points, reflecting the increase in the average Wall Street Journal Prime Rate of 198 basis points from 5.68 percent for the six months ended June 30, 2005 to 7.66 percent for the same period in 2006. The yield on average interest-earning assets increased by 125 basis points from 6.62 percent for the six months ended June 30, 2005 to 7.87 percent for the six months ended June 30, 2006, reflecting a shift in the mix of interest-earning assets from 82.7 percent loans, 15.2 percent securities and 2.1 percent other interest-earning assets for the six months ended June 30, 2005 to 84.9 percent loans, 13.9 percent securities and 1.2 percent other interest-earning assets for the same period in 2006.
     The majority of interest-earning assets growth was funded by a $290.5 million, or 11.5 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 17.2 percent to $2.28 billion for the six months ended June 30, 2006 compared to $1.94 billion for the same period in 2005. The average interest rate paid for interest-bearing liabilities increased by 161 basis points from 2.57 percent for the six months ended June 30, 2005 to 4.18 percent for the six months ended June 30, 2006. This increase was primarily due to a higher cost of funds as customers placed their funds in higher yielding certificates of deposit instead of core deposits.
Provision for Credit Losses
     For the three months ended June 30, 2006, the provision for credit losses was $900,000, compared to $450,000 for the three months ended June 30, 2005. The allowance for loan losses was 0.98 percent and 1.00 percent of total gross loans at June 30, 2006 and December 31, 2005, respectively, with the increase in the dollar amount allowed for credit losses due to changes in the classification of certain credits as well as growth in the loan portfolio, including growth in loan types that historically have experienced charge-offs. Non-performing assets increased from $10.1 million, or 0.30 percent of total assets, as of December 31, 2005 to $12.1 million, or 0.33 percent of total assets, as of June 30, 2006. The $291.6 million, or 11.8 percent, increase in the loan portfolio and the $2.0 million, or 19.8 percent, increase in non-performing assets required the provision to increase to $900,000 for the three months ended June 30, 2006 to maintain the necessary allowance level.
     For the six months ended June 30, 2006, the provision for credit losses was $3.9 million, compared to $586,000 for the six months ended June 30, 2005.

Non-Interest Income
     The following tables set forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$4,183	$3,868	$315	8.1%
Trade Finance Fees	1,116	1,036	80	7.7%
Remittance Fees	532	550	(18)	(3.3%)
Other Service Charges and Fees	614	689	(75)	(10.9%)
Bank-Owned Life Insurance Income	215	210	5	2.4%
Increase in Fair Value of Derivatives	109	370	(261)	(70.5%)
Other Income	835	554	281	50.7%
Gain on Sales of Loans	1,311	56	1,255	2,241.1%
Gain on Sales of Securities Available for Sale	—	14	(14)	(100.0%)

Total Non-Interest Income	$8,915	$7,347	$1,568	21.3%

	Six Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$8,414	$7,598	$816	10.7%
Trade Finance Fees	2,187	1,981	206	10.4%
Remittance Fees	1,020	1,018	2	0.2%
Other Service Charges and Fees	1,148	1,268	(120)	(9.5%)
Bank-Owned Life Insurance Income	433	415	18	4.3%
Increase in Fair Value of Derivatives	334	789	(455)	(57.7%)
Other Income	1,478	1,175	303	25.8%
Gain on Sales of Loans	2,150	364	1,786	490.7%
Gain on Sales of Securities Available for Sale	5	96	(91)	(94.8%)

Total Non-Interest Income	$17,169	$14,704	$2,465	16.8%

     Non-interest income is earned from three major sources: service charges on deposit accounts, fees generated from international trade finance and gain on sales of loans.
     For the three months ended June 30, 2006, non-interest income was $8.9 million, an increase of 21.3 percent from $7.3 million for the three months ended June 30, 2005. The overall increase in non-interest income is primarily due to expansion in the Bank’s loan and deposit portfolios.
     Service charges on deposit accounts increased by $315,000, or 8.1 percent, from $3.9 million for the three months ended June 30, 2005 to $4.2 million for three months ended June 30, 2006. Service charge income on deposit accounts increased due to an increase in demand deposit transaction volume. Service charges are regularly reviewed to maximize service charge income while still maintaining a competitive position.
     Fees generated from international trade finance increased by $80,000, or 7.7 percent, from $1.0 million for the three months ended June 30, 2005 to $1.1 million for the three months ended June 30, 2006 due to higher volume. Trade finance fees related primarily to import and export letters of credit.
     The changes in the fair value of derivatives are caused by movements in the indexes to which interest rates on certain certificates of deposit are tied. In 2005, the Bank offered certificates of deposit tied to either the Standard & Poor’s 500 Index or a basket of Asian currencies. The Bank entered into swap transactions to hedge the market risk associated with such certificates of deposit. The swaps and the related derivatives embedded in the certificates of deposit are accounted for at fair value. The increase in the fair value of the swaps of $109,000 and $370,000 recorded in non-interest income for the three months ended June 30, 2006 and 2005, respectively, are partially offset by changes in the fair value of the embedded derivatives recorded in non-interest expenses.
     Other income increased by $281,000, or 50.7 percent, from $554,000 for the three months ended June 30, 2005 to $835,000 for three months ended June 30, 2006 due primarily to increases in credit card related fee income and commission fee income from sales of insurance products.

     Gain on sales of loans increased from $56,000 for the three months ended June 30, 2005 to $1.3 million for the three months ended June 30, 2006. The increase in gain on sales of loans resulted primarily from an increase of $22.4 million in sales activity for SBA loans. The guaranteed portion of a substantial percentage of SBA loans is sold in the secondary markets, and servicing rights are retained.
     For the six months ended June 30, 2006, non-interest income was $17.2 million, an increase of 16.8 percent from $14.7 million for the six months ended June 30, 2005. The overall increase in non-interest income is primarily due to expansion in the Bank’s loan and deposit portfolios.
     Service charges on deposit accounts increased by $816,000, or 10.7 percent, from $7.6 million for the six months ended June 30, 2005 to $8.4 million for six months ended June 30, 2006. Service charge income on deposit accounts increased due to an increase in demand deposit transaction volume. Service charges are regularly reviewed to maximize service charge income while still maintaining a competitive position.
     Fees generated from international trade finance increased by $206,000, or 10.4 percent, from $2.0 million for the six months ended June 30, 2005 to $2.2 million for the six months ended June 30, 2006 due to higher volume. Trade finance fees related primarily to import and export letters of credit.
     The changes in the fair value of derivatives are caused by movements in the indexes to which interest rates on certain certificates of deposit are tied. In 2005, the Bank offered certificates of deposit tied to either the Standard & Poor’s 500 Index or a basket of Asian currencies. The Bank entered into swap transactions to hedge the market risk associated with such certificates of deposit. The swaps and the related derivatives embedded in the certificates of deposit are accounted for at fair value. The increase in the fair value of the swaps of $334,000 and $789,000 recorded in non-interest income for the six months ended June 30, 2006 and 2005, respectively, are partially offset by changes in the fair value of the embedded derivatives recorded in non-interest expenses.
     Other income increased by $303,000, or 25.8 percent, from $1.2 million for the six months ended June 30, 2005 to $1.5 million for six months ended June 30, 2006 due primarily to increases in credit card related fee income and commission fee income from sales of insurance products.
     Gain on sales of loans increased from $364,000 for the six months ended June 30, 2005 to $2.2 million for the six months ended June 30, 2006. The increase in gain on sales of loans resulted primarily from an increase of $32.1 million in sales activity for SBA loans. The guaranteed portion of a substantial percentage of SBA loans is sold in the secondary markets, and servicing rights are retained.
Non-Interest Expenses
     The following tables set forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$10,691	$8,545	$2,146	25.1%
Occupancy and Equipment	2,558	2,171	387	17.8%
Data Processing	1,218	1,245	(27)	(2.2%)
Advertising and Promotion	811	563	248	44.0%
Supplies and Communications	576	729	(153)	(21.0%)
Professional Fees	492	560	(68)	(12.1%)
Amortization of Core Deposit Intangible	605	714	(109)	(15.3%)
Decrease in Fair Value of Embedded Options	112	2	110	5,500.0%
Other Operating Expenses	2,353	2,192	161	7.3%
Merger-Related Expenses	—	(509)	509	(100.0%)

Total Non-Interest Expenses	$19,416	$16,212	$3,204	19.8%

	Six Months Ended
	June 30,		Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$19,852	$17,712	$2,140	12.1%
Occupancy and Equipment	4,876	4,402	474	10.8%
Data Processing	2,433	2,410	23	1.0%
Advertising and Promotion	1,457	1,257	200	15.9%
Supplies and Communications	1,212	1,308	(96)	(7.3%)
Professional Fees	1,160	1,039	121	11.6%
Amortization of Core Deposit Intangible	1,230	1,446	(216)	(14.9%)
Decrease in Fair Value of Embedded Options	214	575	(361)	(62.8%)
Other Operating Expenses	4,421	3,977	444	11.2%
Merger-Related Expenses	—	(509)	509	(100.0%)

Total Non-Interest Expenses	$36,855	$33,617	$3,238	9.6%

     For the three months ended June 30, 2006 and 2005, non-interest expenses were $19.4 million and $16.2 million, respectively. The efficiency ratio (non-interest expenses (excluding merger-related expenses) divided by the sum of net interest income before provision for credit losses and non-interest income) for the second quarter of 2006 was 41.59 percent, compared to 40.30 percent for the same quarter in 2005.
     Salaries and employee benefits were $10.7 million for the three months ended June 30, 2006, representing an increase of $2.1 million, or 25.1 percent, compared to $8.5 million for the three months ended June 30, 2005. Salaries and employee benefits increased due to annual salary increases, additional stock-based compensation reflecting stock options granted and an increase in vacation accruals.
     Occupancy and equipment expense was $2.6 million for the three months ended June 30, 2006, representing an increase of $387,000, or 17.8 percent, compared to $2.2 million for the three months ended June 30, 2005. The increase was due to additional office space leased, including six loan production offices.
     Advertising and promotion expense was $811,000 for the three months ended June 30, 2006, representing an increase of $248,000, or 44.0 percent, compared to $563,000 for the three months ended June 30, 2005. The increase was due to ongoing promotional activities within the local community.
     Supplies and communication expense was $576,000 for the three months ended June 30, 2006, representing an decrease of $153,000, or 21.0 percent, compared to $729,000 for the three months ended June 30, 2005. The decrease was due primarily to lower telephone and postage expense.
     Other operating expenses for the three months ended June 30, 2006 increased $161,000, or 7.3 percent, to $2.4 million from $2.2 million for the three months ended June 30, 2005. The increase is primarily attributable to amortization expense of $165,000 related to the termination in the fourth quarter of 2005 of interest rate swaps that had unrealized losses.
     For the six months ended June 30, 2006 and 2005, non-interest expenses were $36.9 million and $33.6 million, respectively. The efficiency ratio (non-interest expenses (excluding merger-related expenses) divided by the sum of net interest income before provision for credit losses and non-interest income) for the six months ended June 30, 2006 was 40.37 percent, compared to 42.28 percent for the same period in 2005.
     Salaries and employee benefits were $19.9 million for the six months ended June 30, 2006, representing an increase of $2.1 million, or 12.1 percent, compared to $17.7 million for the six months ended June 30, 2005. Salaries and employee benefits increased due to annual salary increases, additional stock-based compensation reflecting stock options granted and an increase in vacation accruals.
     Occupancy and equipment expense was $4.9 million for the six months ended June 30, 2006, representing an increase of $474,000, or 10.8 percent, compared to $4.4 million for the six months ended June 30, 2005. The increase was due to additional office space leased.

     Advertising and promotion expense was $1.5 million for the six months ended June 30, 2006, representing an increase of $200,000, or 15.9 percent, compared to $1.3 million for the six months ended June 30, 2005. The increase was due to ongoing promotional activities within the local community.
     Other operating expenses for the six months ended June 30, 2006 increased $444,000, or 11.2 percent, to $4.4 million from $4.0 million for the six months ended June 30, 2005. The increase is primarily attributable to amortization expense of $408,000 related to the termination in the fourth quarter of 2005 of interest rate swaps that had unrealized losses.
Income Taxes
     For the three months ended June 30, 2006, income taxes of $10.4 million were recognized on pre-tax income of $26.4 million, representing an effective tax rate of 39.5 percent, compared to income taxes of $9.8 million recognized on pre-tax income of $24.8 million, representing an effective tax rate of 39.4 percent, for the three months ended June 30, 2005.
     For the six months ended June 30, 2006, income taxes of $19.8 million were recognized on pre-tax income of $50.6 million, representing an effective tax rate of 39.2 percent, compared to income taxes of $18.1 million recognized on pre-tax income of $46.5 million, representing an effective tax rate of 39.0 percent, for the six months ended June 30, 2005.
FINANCIAL CONDITION
Summary of Changes in Balance Sheets — June 30, 2006 Compared to December 31, 2005
     As of June 30, 2006, total assets were $3.62 billion, an increase of $210.1 million, or 6.2 percent, from the December 31, 2005 balance of $3.41 billion. The increase in assets was primarily funded by FHLB advances and overnight Federal funds purchased, which increased by $110.5 million, or 238.6 percent, to $156.9 million at June 30, 2006 from $46.3 million at December 31, 2005. In addition, deposits increased $68.9 million, or 2.4 percent, from $2.83 billion as of December 31, 2005 to $2.90 billion as of June 30, 2006. As of June 30, 2006 and December 31, 2005, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.76 billion and $2.47 billion, respectively, an increase of $291.6 million, or 11.8 percent. Investment securities decreased $33.9 million, or 7.6 percent, to $410.0 million at June 30, 2006 from $443.9 million at December 31, 2005.
Investment Portfolio
     Securities are classified as held to maturity or available for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities at June 30, 2006 or December 31, 2005. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.

     As of June 30, 2006, securities held to maturity totaled $1.0 million and securities available for sale totaled $409.0 million, compared to $1.0 million and $442.9 million, respectively, at December 31, 2005.

	June 30, 2006			December 31, 2005
			Unrealized			Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Held to Maturity:
Municipal Bonds	$693	$693	$—	$692	$692	$—
Mortgage-Backed Securities	339	338	(1)	357	359	2

Total Held to Maturity	$1,032	$1,031	$(1)	$1,049	$1,051	$2

Available for Sale:
Mortgage-Backed Securities	$135,225	$130,570	$(4,655)	$149,311	$147,268	$(2,043)
U.S. Government Agency Securities	124,689	121,850	(2,839)	129,589	127,813	(1,776)
Collateralized Mortgage Obligations	75,705	73,157	(2,548)	83,068	81,456	(1,612)
Municipal Bonds	70,715	70,809	94	71,536	73,220	1,684
Corporate Bonds	8,163	7,799	(364)	8,235	8,053	(182)
Other Securities	4,999	4,833	(166)	4,999	5,053	54

Total Available for Sale	$419,496	$409,018	$(10,478)	$446,738	$442,863	$(3,875)

     The amortized cost and estimated fair value of investment securities at June 30, 2006, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2036, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$9,997	$9,822	$—	$—
Over One Year Through Five Years	129,649	126,424	—	—
Over Five Years Through Ten Years	7,754	7,758	693	693
Over Ten Years	61,166	61,287	—	—

	208,566	205,291	693	693

Mortgage-Backed Securities	135,225	130,570	339	338
Collateralized Mortgage Obligations	75,705	73,157	—	—

	210,930	203,727	339	338

	$419,496	$409,018	$1,032	$1,031

     Investment securities decreased $33.9 million, or 7.6 percent, from $443.9 million as of December 31, 2005 to $410.1 million as of June 30, 2006, as the portfolio experienced normal amortization.
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

     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$756,620	$733,650	$22,970	3.1%
Construction	185,243	152,080	33,163	21.8%
Residential Property (1)	87,599	88,442	(843)	(1.0%)

Total Real Estate Loans	1,029,462	974,172	55,290	5.7%

Commercial and Industrial Loans:
Commercial Term Loans	1,087,611	945,210	142,401	15.1%
Commercial Lines of Credit	253,893	224,271	29,622	13.2%
SBA Loans	195,031	155,491	39,540	25.4%
International Loans	126,914	106,520	20,394	19.1%

Total Commercial and Industrial Loans	1,663,449	1,431,492	231,957	16.2%

Consumer Loans	98,974	92,154	6,820	7.4%

Total Loans — Gross	2,791,885	2,497,818	294,067	11.8%
Deferred Loan Fees	(3,915)	(3,775)	(140)	3.7%
Allowance for Loan Losses	(27,250)	(24,963)	(2,287)	9.2%

Net Loans Receivable	$2,760,720	$2,469,080	$291,640	11.8%

(1)	Amount includes loans held for sale, at the lower of cost or market, of $0 and $1.1 million at June 30, 2006 and December 31, 2005, respectively.
     At June 30, 2006 and December 31, 2005, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.76 billion and $2.47 billion, respectively, an increase of $291.6 million, or 11.8 percent. Real estate loans, composed of commercial property, residential property and construction loans, increased $55.3 million, or 5.7 percent, to $1,029.5 million at June 30, 2006 from $974.2 million at December 31, 2005, representing 36.9 percent and 39.0 percent, respectively, of the total loan portfolio. Total commercial and industrial loans, composed of domestic commercial property, trade financing, SBA loans and lines of credit, increased $232.0 million, or 16.2 percent, to $1.66 billion at June 30, 2006 from $1.43 billion at December 31, 2005, representing 59.6 percent and 57.3 percent, respectively, of the total loan portfolio. Consumer loans increased $6.8 million, or 7.4 percent, to $99.0 million at June 30, 2006 from $92.2 million at December 31, 2005. This activity reflects our emphasis on commercial and industrial lending.
     As of June 30, 2006, there was $347.4 million of loans outstanding, or 12.4 percent of total gross loans outstanding, to borrowers who were involved in the accommodation/hospitality industry. There was no other concentration of loans to any one type of industry exceeding 10 percent of total gross loans.
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

     The table below shows the composition of non-performing assets as of the dates indicated.

	June 30,	December 31,	Increase
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Non-Accrual Loans	$12,001	$10,122	$1,879	18.6%
Loans 90 Days or More Past Due and Still Accruing	135	9	126	N/M

Total Non-Performing Loans	12,136	10,131	2,005	19.8%
Other Real Estate Owned	—	—	—	—

Total Non-Performing Assets	$12,136	$10,131	$2,005	19.8%

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Provisions to the allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is calculated using a formula designed to provide adequate allowances for inherent probable losses. The formula is composed of various components. The allowance is determined by assigning specific allowances for all impaired loans. All loans that are not classified are then given certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined based on the prior loss history by type of loan, adjusted for current economic factors.
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
     As of June 30, 2006, the allowance for loan losses was $27.3 million, an increase of $2.3 million, or 9.2 percent, compared to $25.0 million at December 31, 2005. The increase in the allowance for loan losses reflects changes in the classification of certain credits as well as growth in the loan portfolio, including loan types that historically have experienced charge-offs. As of June 30, 2006 and December 31, 2005, the allowance for off-balance sheet items was $2.1 million.
     The loan loss estimation, based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan-related or policy-related issues.

     We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the foregoing analysis, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of June 30, 2006 and December 31, 2005.

	As of and for the
	Three Months Ended
	June 30,	March 31,	December 31,
	2006	2006	2005
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$26,703	$24,963	$24,523

Actual Charge-Offs	(1,053)	(1,328)	(1,356)
Recoveries on Loans Previously Charged Off	700	108	250

Net Loan Charge-Offs	(353)	(1,220)	(1,106)

Provision Charged to Operating Expenses	900	2,960	1,546

Balance at End of Period	$27,250	$26,703	$24,963

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,130	$2,130	$2,024
Provision Charged to Operating Expenses	—	—	106

Balance at End of Period	$2,130	$2,130	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.05%	0.19%	0.18%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.05%	0.19%	0.18%
Allowance for Loan Losses to Average Total Gross Loans	1.00%	1.05%	1.00%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.98%	1.00%	1.00%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	5.20%	18.53%	17.58%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	39.22%	41.22%	66.95%
Allowance for Loan Losses to Non-Performing Loans	224.54%	259.48%	246.40%

Balances:
Average Total Gross Loans Outstanding During Period	$2,733,112	$2,551,228	$2,498,947
Total Gross Loans Outstanding at End of Period	$2,791,885	$2,673,389	$2,497,818
Non-Performing Loans at End of Period	$12,136	$10,291	$10,131

(1)	Net loan charge-offs are annualized to calculate the ratios.

	As of and for the
	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$24,963	$22,702

Actual Charge-Offs	(2,380)	(2,981)
Recoveries on Loans Previously Charged Off	807	1,878

Net Loan Charge-Offs	(1,573)	(1,103)

Provision Charged to Operating Expenses	3,860	450

Balance at End of Period	$27,250	$22,049

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,130	$1,800
Provision Charged to Operating Expenses	—	136

Balance at End of Period	$2,130	$1,936

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.12%	0.10%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.11%	0.09%
Allowance for Loan Losses to Average Total Gross Loans	1.03%	0.96%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.98%	0.91%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	11.64%	10.09%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	40.75%	245.11%
Allowance for Loan Losses to Non-Performing Loans	224.54%	361.64%

Balances:
Average Total Gross Loans Outstanding During Period	$2,642,673	$2,292,037
Total Gross Loans Outstanding at End of Period	$2,791,885	$2,430,544
Non-Performing Loans at End of Period	$12,136	$6,097

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The ratio of the allowance for loan losses to total gross loans decreased by 0.02 percent to 0.98 percent at June 30, 2006, compared to 1.00 percent at December 31, 2005. The decrease is attributable to relatively rapid loan growth, compared to slower growth of specific allowances associated with the non-accrual loans. The decrease in allowances associated with non-accrual loans at June 30, 2006 is attributable to stronger collateral arrangements that reduce the loss potential associated with the non-accrual loans.
     We concentrate the majority of our interest-earning assets in loans. In all forms of lending, there are inherent risks. We concentrate the preponderance of our loan portfolio in commercial loans and real estate loans. A small part of the portfolio is represented by consumer loans, primarily for the purchase of automobiles. While we believe that our underwriting criteria are prudent, outside factors can adversely impact credit quality.
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

Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Deposits:
Demand — Noninterest-Bearing	$778,445	$738,618	$39,827	5.4%
Interest-Bearing:
Money Market Checking	440,970	526,171	(85,201)	(16.2%)
Savings	110,492	121,574	(11,082)	(9.1%)
Time Deposits of $100,000 or More	1,287,257	1,161,950	125,307	10.8%
Other Time Deposits	277,848	277,801	47	—

Total Deposits	$2,895,012	$2,826,114	$68,898	2.4%

     Demand deposits increased $39.8 million, or 5.4 percent, to $778.4 million at June 30, 2006 from $738.6 million at December 31, 2005. This increase was due to continued efforts to increase the net interest margin by changing the deposit composition mix between interest-bearing and noninterest-bearing accounts. Money market checking and savings decreased $85.2 million, or 16.2 percent, and $11.1 million, or 9.1 percent, respectively, to $441.0 million and $110.5 million, respectively, at June 30, 2006 from $526.2 million and $121.6 million, respectively, at December 31, 2005. These accounts decreased because customers shifted their balances into higher yielding certificates of deposit. Time deposits of $100,000 or more increased $125.3 million, or 10.8 percent, to $1.29 billion at June 30, 2006 from $1.16 billion at December 31, 2005. This growth reflects the shift away from low-yielding accounts that normally occurs as interest rates rise and depositors take advantage of the greater interest rate differentials available in the market.
FHLB Advances and Other Borrowings
     FHLB advances and other borrowings consist primarily of advances from the FHLB and overnight Federal funds. At June 30, 2006 and December 31, 2005, advances from the FHLB were $113.3 million and $43.5 million, respectively. Overnight Federal funds totaled $41.0 million at June 30, 2006. There were no overnight Federal funds as of December 31, 2005. Among the FHLB advances and other borrowings at June 30, 2006, short-term borrowings with a remaining maturity of less than one year were $88.6 million, and the weighted-average interest rate thereon was 5.19 percent.
INTEREST RATE RISK MANAGEMENT
     Interest rate risk refers to our exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-income assets, which is the present value of future cash flow discounted by the current interest rate. Under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of our exposure to fluctuations in market interest rate. The level of interest rate risk can be managed through the changing of gap positions and the volume of fixed-income assets and liabilities. For successful management of interest rate risk, we use various methods to measure existing and future interest rate risk exposures. In addition to regular reports used in business operations, repricing gap analysis, stress testing and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

     The following table shows the status of the gap position as of June 30, 2006:

		After Three	After One
	Within	Months	Year But		Non-
	Three	But Within	Within Five	After Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$110,271	$110,271
Federal Funds Sold and Securities Purchased Under Agreements to Resell	1,100	—	—	—	—	1,100
FRB and FHLB Stock	—	—	—	24,603	—	24,603
Securities:
Fixed Rate	10,419	18,778	213,902	117,626	—	360,725
Floating Rate	10,527	581	33,384	4,833	—	49,325
Loans:
Fixed Rate	53,643	42,904	338,809	239,422	—	674,778
Floating Rate	1,899,785	22,151	179,490	3,680	—	2,105,106
Non-Accrual	—	—	—	—	12,001	12,001
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(31,165)	(31,165)
Other Assets	—	23,146	—	7,719	286,696	317,561

Total Assets	$1,975,474	$107,560	$765,585	$397,883	$377,803	$3,624,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$53,592	$155,882	$374,118	$194,853	$—	$778,445
Savings	14,881	34,077	48,974	12,560	—	110,492
Money Market Checking	64,564	124,503	143,507	108,396	—	440,970
Time Deposits:
Fixed Rate	722,542	695,587	16,950	137	—	1,435,216
Floating Rate	129,889	—	—	—	—	129,889
FHLB Advances and Other Borrowings	78,552	10,000	63,332	4,988	—	156,872
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	38,629	38,629
Shareholders’ Equity	—	—	—	—	451,386	451,386

Total Liabilities and Shareholders’ Equity	$1,146,426	$1,020,049	$646,881	$320,934	$490,015	$3,624,305

Repricing Gap	$829,048	$(912,489)	$118,704	$76,949	$(112,212)	$—
Cumulative Repricing Gap	$829,048	$(83,441)	$35,263	$112,212	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	22.87%	(2.30%)	0.97%	3.10%	—%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	25.78%	(2.59%)	1.10%	3.49%	—%
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
     On June 30, 2006, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 25.78 percent. This was a decrease from the previous quarter’s figure of 30.61 percent. The decrease was caused by growth in time deposits, including an increase of $141.9 million in fixed rate time deposits maturing within three months, and by a decrease of $55.9 million in floating rate loans maturing within three months. The cumulative repricing gap as a percentage of interest-earning assets in the three to twelve-month period also decreased, reaching (2.59) percent, reflecting the decrease in short-term liquid assets and increase in FHLB advances and other borrowings. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (5.68) percent. The floating gap position in the less-than-one year period was 0.46 percent.

     The following table summarizes the status of the gap position as of the dates indicated:

	Less than Three Months		Three to Twelve Months
	June 30,	March 31,	June 30,	March 31,
	2006	2006	2006	2006
		(Dollars in Thousands)
Cumulative Repricing Gap	$829,048	$954,662	$(83,441)	$(65,317)
Percentage of Total Assets	22.87%	27.16%	(2.30%)	(1.86%)
Percentage of Interest-Earning Assets	25.78%	30.61%	(2.59%)	(2.09%)
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
     The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Bank. Since the primary purpose of the investment portfolio is to ensure the Bank has adequate liquidity, management maintains appropriate levels of liquid assets to avoid exposure to higher than necessary liquidity risk.
     Core deposits, expressed as a percentage of the Bank’s total assets, decreased to 32.6 percent at June 30, 2006 from 35.2 percent at December 31, 2005, while short-term non-core funding as a percentage of the Bank’s total assets increased to 45.1 percent at June 30, 2006 from 41.9 percent at December 31, 2005. Off-balance sheet items, primarily unused credit lines, as a percentage of the Bank’s total assets, decreased to 19.0 percent at June 30, 2006 from 19.7 percent at December 31, 2005. During the six months ended June 30, 2006, the Bank continued to see strong demand for loans. Net loans as a percentage of total assets increased to 76.2 percent at June 30, 2006 from 72.3 percent at December 31, 2005.

     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total shareholders’ equity was $451.4 million at June 30, 2006, which represented an increase of $24.7 million, or 5.8 percent, over total shareholders’ equity of $426.8 million at December 31, 2005.
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
     At June 30, 2006, Hanmi Financial’s Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $323.0 million. This represented an increase of $30.2 million, or 10.3 percent, over Tier 1 capital of $292.8 million at December 31, 2005. At June 30, 2006, Hanmi Financial had a ratio of total capital to total risk-weighted assets of 12.03 percent and a ratio of Tier 1 capital to total risk-weighted assets of 11.02 percent. The Tier 1 leverage ratio was 9.61 percent at June 30, 2006.
     The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of June 30, 2006:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$352,350	12.03%	$234,392	8.00%	N/A	N/A
Hanmi Bank	$352,723	12.05%	$234,154	8.00%	$292,692	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$322,971	11.02%	$117,196	4.00%	N/A	N/A
Hanmi Bank	$323,344	11.05%	$117,077	4.00%	$175,615	6.00%

Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$322,971	9.61%	$134,442	4.00%	N/A	N/A
Hanmi Bank	$323,344	9.63%	$134,323	4.00%	$167,903	5.00%
Dividends
     On June 22, 2006, we declared a quarterly cash dividend of $0.06 per common share for the second quarter of 2006. The dividend was paid on July 17, 2006. Future dividend payments are subject to the future earnings and legal requirements and the discretion of the Board of Directors.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, we concluded that:
•	Our disclosure controls and procedures were effective as of June 30, 2006; and

•	No change in our internal controls over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
     Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Exchange Act reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 24, 2006, the Annual Meeting of Stockholders was called to vote on election of four nominees to serve as Class I Directors of Hanmi Financial for terms of three years each. The number of votes cast at the meeting as to each Director was as follows:

	Votes	Votes
Class I Director Nominees	For	Withheld	Unvoted
I Joon Ahn	40,635,079	504,881	8,875,408
Kraig A. Kupiec	41,010,371	129,589	8,875,408
Joon Hyung Lee	40,635,981	503,983	8,875,408
Joseph K. Rho	39,451,548	1,688,412	8,875,408
     The other directors, whose terms of office as a director continued after the meeting, were:
          Class II Directors — Terms Expire in 2007
M. Christian Mitchell
Sung Won Sohn, Ph.D.
Won R. Yoon
          Class III Directors — Terms Expire in 2008
Richard B. C. Lee
Chang Kyu Park
William J. Ruh
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION

Date: August 9, 2006	By:	/s/ Sung Won Sohn, Ph.D.
Sung Won Sohn, Ph.D.
President and Chief Executive Officer

	By:	/s/ Michael J. Winiarski
Michael J. Winiarski
Senior Vice President and Chief Financial Officer