Form 10-Q
period 2006-09-30
HANMI FINANCIAL CORP
filed 2006-11-09
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 1, 2006, there were 50,155,746 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in Thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and Due From Banks	$97,609	$103,477
Federal Funds Sold and Securities Purchased Under Agreements to Resell	67,000	60,000

Cash and Cash Equivalents	164,609	163,477
Securities Held to Maturity, at Amortized Cost (Fair Value: 2006 — $973; 2005 — $1,051)	975	1,049
Securities Available for Sale, at Fair Value	397,981	442,863
Loans Receivable, Net of Allowance for Loan Losses of $28,276 and $24,963 at September 30, 2006 and December 31, 2005, Respectively	2,814,535	2,468,015
Loans Held for Sale, at the Lower of Cost or Fair Value	7,335	1,065
Customers’ Liability on Acceptances	11,245	8,432
Premises and Equipment, Net	20,322	20,784
Accrued Interest Receivable	16,190	14,120
Deferred Income Taxes	11,615	9,651
Servicing Asset	4,266	3,910
Goodwill	207,646	209,058
Core Deposit Intangible	6,876	8,691
Federal Reserve Bank Stock, at Cost	11,760	12,350
Federal Home Loan Bank Stock, at Cost	13,008	12,237
Bank-Owned Life Insurance	23,368	22,713
Other Assets	28,080	15,837

TOTAL ASSETS	$3,739,811	$3,414,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$756,901	$738,618
Interest-Bearing:
Savings	99,719	121,574
Money Market Checking and NOW Accounts	434,738	526,171
Time Deposits of $100,000 or More	1,393,721	1,161,950
Other Time Deposits	288,702	277,801

Total Deposits	2,973,781	2,826,114
Accrued Interest Payable	19,191	11,911
Acceptances Outstanding	11,245	8,432
FHLB Advances and Other Borrowings	169,435	46,331
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	12,392	12,281

Total Liabilities	3,268,450	2,987,475

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,154,146 Shares (48,991,146 Outstanding) at September 30, 2006 and Issued 49,821,798 Shares (48,658,798 Outstanding) at December 31, 2005	50	50
Additional Paid-In Capital	343,197	339,991
Unearned Compensation	—	(1,150)
Accumulated Other Comprehensive Loss — Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of ($1,638) and ($1,671) at September 30, 2006 and December 31, 2005, Respectively	(3,630)	(4,383)
Retained Earnings	151,785	112,310

	491,402	446,818

Less Treasury Stock, at Cost; 1,163,000 Shares at September 30, 2006 and December 31, 2005	(20,041)	(20,041)

Total Shareholders’ Equity	471,361	426,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,739,811	$3,414,252

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and Fees on Loans	$62,854	$47,454	$173,733	$128,430
Interest on Investments	4,836	4,277	14,948	13,659
Interest on Federal Funds Sold	436	221	748	679

Total Interest Income	68,126	51,952	189,429	142,768

INTEREST EXPENSE:
Interest on Deposits	25,178	14,655	66,690	35,811
Interest on FHLB Advances and Other Borrowings	2,084	878	4,699	2,330
Interest on Junior Subordinated Debentures	1,672	1,298	4,734	3,499

Total Interest Expense	28,934	16,831	76,123	41,640

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	39,192	35,121	113,306	101,128
Provision for Credit Losses	1,682	3,157	5,542	3,743

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	37,510	31,964	107,764	97,385

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,249	4,059	12,663	11,657
Trade Finance Fees	1,227	1,162	3,414	3,143
Remittance Fees	517	527	1,537	1,545
Other Service Charges and Fees	591	680	1,739	1,948
Bank-Owned Life Insurance Income	221	215	654	630
Increase in Fair Value of Derivatives	389	176	723	965
Other Income	731	648	2,209	1,823
Gain on Sales of Loans	1,400	1,712	3,550	2,076
Gain (Loss) on Sales of Securities Available for Sale	(3)	21	2	117

Total Non-Interest Income	9,322	9,200	26,491	23,904

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	10,357	9,155	30,209	26,867
Occupancy and Equipment	2,596	2,179	7,472	6,581
Data Processing	1,202	1,253	3,635	3,663
Advertising and Promotion	665	726	2,122	1,983
Supplies and Communication	636	559	1,848	1,867
Professional Fees	390	393	1,550	1,432
Amortization of Core Deposit Intangible	585	694	1,815	2,140
Decrease in Fair Value of Embedded Options	78	173	292	748
Other Operating Expenses	2,964	1,859	7,385	5,836
Merger-Related Expenses	—	—	—	(509)

Total Non-Interest Expenses	19,473	16,991	56,328	50,608

INCOME BEFORE PROVISION FOR INCOME TAXES	27,359	24,173	77,927	70,681
Provision for Income Taxes	9,762	9,204	29,588	27,342

NET INCOME	$17,597	$14,969	$48,339	$43,339

EARNINGS PER SHARE:
Basic	$0.36	$0.30	$0.99	$0.88
Diluted	$0.36	$0.30	$0.98	$0.86

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	48,890,662	49,144,508	48,809,921	49,386,112
Diluted	49,450,601	49,914,432	49,395,152	50,157,206

DIVIDENDS DECLARED PER SHARE	$0.06	$0.05	$0.18	$0.15
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in Thousands)

	Common Stock – Number of Shares			Shareholders’ Equity
							Accumulated
					Additional		Other		Treasury	Total
		Treasury		Common	Paid-In	Unearned	Comprehensive	Retained	Stock,	Shareholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	Earnings	at Cost	Equity
BALANCE — DECEMBER 31, 2004	49,330,704	—	49,330,704	$49	$334,932	$—	$1,035	$63,894	$—	$399,910

Exercises of Stock Options	338,541	—	338,541	1	2,191	—	—	—	—	2,192
Restricted Stock Award	100,000	—	100,000	—	1,815	(1,815)	—	—	—	—
Share-Based Compensation Expense	—	—	—	—	—	575	—	—	—	575
Tax Benefit from Exercises of Stock Options	—	—	—	—	546	—	—	—	—	546
Stock Repurchase	—	(1,163,000)	(1,163,000)	—	—	—	—	—	(20,041)	(20,041)
Cash Dividends	—	—	—	—	—	—	—	(7,386)	—	(7,386)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	43,339	—	43,339
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(3,129)	—	—	(3,129)

Total Comprehensive Income										40,210

BALANCE — SEPTEMBER 30, 2005	49,769,245	(1,163,000)	48,606,245	$50	$339,484	$(1,240)	$(2,094)	$99,847	$(20,041)	$416,006

BALANCE — DECEMBER 31, 2005	49,821,798	(1,163,000)	48,658,798	$50	$339,991	$(1,150)	$(4,383)	$112,310	$(20,041)	$426,777

Cumulative Adjustment — Share-Based Compensation	—	—	—	—	(916)	1,150	—	—	—	234
Exercises of Stock Options and Stock Warrants	332,348	—	332,348	—	2,795	—	—	—	—	2,795
Share-Based Compensation Expense	—	—	—	—	998	—	—	—	—	998
Tax Benefit from Exercises of Stock Options	—	—	—	—	329	—	—	—	—	329
Cash Dividends	—	—	—	—	—	—	—	(8,864)	—	(8,864)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	48,339	—	48,339
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	753	—	—	753

Total Comprehensive Income										49,092

BALANCE — SEPTEMBER 30, 2006	50,154,146	(1,163,000)	48,991,146	$50	$343,197	$—	$(3,630)	$151,785	$(20,041)	$471,361

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$48,339	$43,339
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,203	1,985
Amortization of Premiums and Accretion of Discounts on Investments, Net	221	245
Amortization of Core Deposit Intangible	1,815	2,140
Share-Based Compensation Expense	998	575
Provision for Credit Losses	5,542	3,743
FHLB Stock Dividend	(460)	(224)
Gain on Sales of Securities Available for Sale	(2)	(117)
Increase in Fair Value of Derivatives	(723)	(965)
Decrease in Fair Value of Embedded Options	292	748
Gain on Sales of Loans	(3,550)	(2,076)
Loss on Sales of Premises and Equipment	22	13
Tax Benefit from Exercises of Stock Options	(329)	546
Deferred Tax Benefit	(1,964)	(3,150)
Origination of Loans Held for Sale	(88,047)	(34,563)
Proceeds from Sales of Loans Held for Sale	85,327	40,114
Increase in Accrued Interest Receivable	(2,070)	(2,128)
(Increase) Decrease in Serving Assets	(356)	130
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(655)	(630)
Increase in Other Assets	(12,243)	(2,865)
Increase in Accrued Interest Payable	7,280	1,910
Increase in Other Liabilities	111	5,862
Other, net	3,159	(2,551)

Net Cash Provided By Operating Activities	44,910	52,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of FRB Stock	590	—
Proceeds from Matured or Called Securities Available for Sale	46,005	72,449
Proceeds from Sales of Securities Available for Sale	5,005	11,360
Net Increase in Loans Receivable	(352,062)	(231,100)
Purchases of FRB and FHLB Stock	(311)	(2,066)
Purchases of Securities Available for Sale	(6,273)	(63,238)
Purchases of Premises and Equipment	(1,763)	(2,733)

Net Cash Used In Investing Activities	(308,809)	(215,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	147,667	217,963
Proceeds from Exercises of Stock Options and Stock Warrants	2,795	2,192
Tax Benefit from Exercises of Stock Options	329	—
Cash Dividends Paid	(8,864)	(7,386)
Cash Paid to Acquire Treasury Stock	—	(20,041)
Proceeds from Long-Term FHLB Advances and Other Borrowings	120,000	7,450
Repayment of Long-Term FHLB Advances and Other Borrowings	(313)	(10,183)
Net Change in Short-Term FHLB Advances and Other Borrowings	3,417	20,371

Net Cash Provided By Financing Activities	265,031	210,366

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,132	47,069
Cash and Cash Equivalents — Beginning of Period	163,477	127,164

CASH AND CASH EQUIVALENTS — END OF PERIOD	$164,609	$174,233

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$83,403	$43,550
Income Taxes Paid	$30,708	$26,150
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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
     Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic populations of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties of the State of California. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of September 30, 2006, the Bank maintained a branch network of 22 locations, serving individuals and small- to medium-sized businesses in its primary market. The Bank also had eight loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington.
     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and subsidiary reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods ended September 30, 2006, but are not necessarily indicative of the results that will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The interim information should be read in conjunction with our 2005 Annual Report on Form 10-K.
     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2005 Annual Report on Form 10-K. Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.
     Share-Based Compensation
     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified or settled after December 31, 2005 are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for services attributed to the current period for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Prior to the adoption of SFAS No. 123(R), we accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, we previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 in 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(Dollars in Thousands, Except Per Share Data)
Net Income – As Reported	$14,969	$43,339

Add – Share-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects (Restricted Stock Award)	56	353

Deduct – Total Share-Based Employee Compensation Expense Determined Under Fair Value-Based Method for All Awards Subject to SFAS No. 123, Net of Related Tax Effects	(507)	(1,384)

Net Income – Pro Forma	$14,518	$42,308

Earnings Per Share – As Reported:
Basic	$0.30	$0.88
Diluted	$0.30	$0.86

Earnings Per Share – Pro Forma:
Basic	$0.30	$0.86
Diluted	$0.29	$0.84
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
     In addition, SFAS No. 123(R) requires that any unearned compensation related to awards granted prior to the adoption of SFAS No. 123(R) be eliminated against the appropriate equity accounts. As a result, the presentation of Shareholders’ Equity was revised to reflect the transfer of the balance previously reported in Unearned Compensation to Additional Paid-In Capital.
NOTE 2 — EMPLOYEE SHARE-BASED COMPENSATION
     At September 30, 2006, we had two stock incentive plans, the Year 2000 Stock Option Plan, which provides for the granting of non-qualified and incentive stock options and restricted stock awards to employees (including officers and directors), and our 2004 CEO Stock Option Plan, which provides for the grant of stock options to our Chief Executive Officer (the 2004 CEO Stock Option Plan and with the Year 2000 Stock Option Plan, the “Plans”).
     Year 2000 Stock Option Plan
     Under the Year 2000 Stock Option Plan, we may grant options for up to 5,430,742 shares of common stock. As of September 30, 2006, 2,475,297 shares were still available for issuance.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE SHARE-BASED COMPENSATION (Continued)
     All stock options granted under the Year 2000 Stock Option Plan have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted under the Year 2000 Stock Option Plan generally vest based on five years of continuous service and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Year 2000 Stock Option Plan). New shares of common stock may be issued or treasury shares may be utilized upon the exercise of stock options.
     For the three and nine months ended September 30, 2006 and 2005, the estimated weighted-average fair value per share of options granted under the Year 2000 Stock Option Plan was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Estimated Weighted-Average Fair Value Per Share of Options Granted	$7.16	$5.34	$6.64	$4.95
     The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-Average Assumptions:
Dividend Yield	1.27%	1.10%	1.32%	1.18%
Expected Volatility	36.32%	32.95%	36.61%	32.62%
Expected Term	5.7 years	4.1 years	5.4 years	4.1 years
Risk-Free Interest Rate	4.95%	4.13%	4.92%	4.14%
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
     The following information under the Year 2000 Stock Option Plan is presented for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands)
Grant Date Fair Value of Options Granted	$330	$27	$4,415	$621
Total Intrinsic Value of Options Exercised (1)	$859	$2,129	$2,348	$3,843
Cash Received from Options Exercised	$719	$737	$1,698	$1,840
Actual Tax Benefit Realized from Tax Deductions on Options Exercised	$—	$—	$329	$333

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE SHARE-BASED COMPENSATION (Continued)
     The following is a summary of the transactions under the Year 2000 Stock Option Plan for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per
	Shares	Share	Shares	Share
Options Outstanding — Beginning of Period	1,587,982	$13.58	1,419,449	$10.07

Options Granted During the Period	46,000	$18.95	15,000	$17.66
Options Exercised During the Period	(82,566)	$8.71	(117,768)	$6.26
Options Forfeited During the Period	(22,400)	$16.28	(71,435)	$3.21

Options Outstanding — End of Period	1,529,016	$13.96	1,245,246	$10.44

Options Exercisable — End of Period	512,706	$8.52	572,755	$6.92

     The following is a summary of the transactions under the Year 2000 Stock Option Plan for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per
	Shares	Share	Shares	Share
Options Outstanding — Beginning of Period	1,173,712	$10.55	1,618,836	$9.33

Options Granted During the Period	665,000	$18.10	135,554	$17.10
Options Exercised During the Period	(216,956)	$7.83	(338,541)	$6.48
Options Forfeited During the Period	(91,140)	$14.90	(170,603)	$13.04
Options Expired During the Period	(1,600)	$14.03	—	$—

Options Outstanding — End of Period	1,529,016	$13.96	1,245,246	$10.44

Options Exercisable — End of Period	512,706	$8.52	572,755	$6.92

     The following is a summary of the transactions for non-vested stock options under the Year 2000 Stock Option Plan for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding — Beginning of Period	1,067,593	$5.31	997,717	$3.05

Options Granted During the Period	46,000	$7.16	15,000	$5.13
Options Forfeited During the Period	(22,400)	$5.34	(71,435)	$3.21
Options Vested During the Period	(74,883)	$2.41	(268,791)	$1.51

Non-Vested Options Outstanding — End of Period	1,016,310	$5.60	672,491	$3.69

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE SHARE-BASED COMPENSATION (Continued)
     The following is a summary of the transactions for non-vested stock options under the Year 2000 Stock Option Plan for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006		2005
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding — Beginning of Period	653,110	$3.68	1,131,594	$2.93

Options Granted During the Period	665,000	$6.63	135,554	$4.96
Options Forfeited During the Period	(91,140)	$4.62	(170,603)	$3.55
Options Expired During the Period	(1,600)	$3.66	—	$—
Options Vested During the Period	(209,060)	$3.30	(424,054)	$2.13

Non-Vested Options Outstanding — End of Period	1,016,310	$5.60	672,491	$3.69

     As of September 30, 2006, the total compensation cost not yet recognized under the Year 2000 Stock Option Plan was $4.9 million with a weighted-average recognition period of 4.2 years.
     As of September 30, 2006, stock options outstanding under the Year 2000 Stock Option Plan were as follows:

	Options Outstanding				Options Exercisable
			Weighted-	Weighted-			Weighted-	Weighted-
			Average	Average			Average	Average
			Exercise	Remaining			Exercise	Remaining
Exercise	Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Price Range	of Shares	Value (1)	Share	Life	of Shares	Value (1)	Share	Life
(Dollars in Thousands, Except Per Share Data)
$3.27 to $4.99	156,666	$2,479	$3.78	4.0 years	156,666	$2,479	$3.78	4.0 years
$5.00 to $9.99	175,196	2,185	$7.13	4.6 years	175,196	2,185	$7.13	4.6 years
$10.00 to $14.99	443,600	2,704	$13.50	7.5 years	156,733	957	$13.50	7.5 years
$15.00 to $19.52	753,554	1,257	$17.94	9.4 years	24,111	62	$17.03	8.6 years

	1,529,016	$8,625	$13.96	7.8 years	512,706	$5,683	$8.52	5.5 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $19.60 as of September 29, 2006, and the exercise price, multiplied by the number of options.
     2004 CEO Stock Option Plan
     Under the 2004 CEO Stock Option Plan, a total of 350,000 stock options were granted to our Chief Executive Officer. As of September 30, 2006, there were no additional shares available for issuance.
     All stock options granted under the 2004 CEO Stock Option Plan have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted under the 2004 CEO Stock Option Plan vest based on six years of continuous service and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the 2004 CEO Stock Option Plan). New shares of common stock may be issued or treasury shares may be utilized upon the exercise of stock options.
     There were no stock options granted under the 2004 CEO Stock Option Plan during the three and nine months ended September 30, 2006 and 2005.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE SHARE-BASED COMPENSATION (Continued)
     The following is a summary of the transactions under the 2004 CEO Stock Option Plan for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per
	Shares	Share	Shares	Share
Options Outstanding — Beginning of Period	350,000	$17.17	350,000	$17.17

Options Outstanding — End of Period	350,000	$17.17	350,000	$17.17

Options Exercisable — End of Period	58,333	$17.17	—	$—

     The following is a summary of the transactions under the 2004 CEO Stock Option Plan for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006		2005
	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per
	Shares	Share	Shares	Share
Options Outstanding — Beginning of Period	350,000	$17.17	350,000	$17.17

Options Outstanding — End of Period	350,000	$17.17	350,000	$17.17

Options Exercisable — End of Period	58,333	$17.17	—	$—

     The following is a summary of the transactions for non-vested stock options under the 2004 CEO Stock Option Plan for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding — Beginning of Period	291,667	$5.93	350,000	$5.93

Non-Vested Options Outstanding — End of Period	291,667	$5.93	350,000	$5.93

     The following is a summary of the transactions for non-vested stock options under the 2004 CEO Stock Option Plan for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006		2005
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding — Beginning of Period	350,000	$5.93	350,000	$5.93
Options Vested During the Period	(58,333)	$5.93	—	$—

Non-Vested Options Outstanding — End of Period	291,667	$5.93	350,000	$5.93

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 2 — EMPLOYEE SHARE-BASED COMPENSATION (Continued)
     As of September 30, 2006, the total compensation cost not yet recognized under the 2004 CEO Stock Option Plan was $1.4 million with a recognition period of 4.1 years.
     As of September 30, 2006, stock options outstanding under the 2004 CEO Stock Option Plan were as follows:

Options Outstanding				Options Exercisable
		Exercise	Remaining			Exercise	Remaining
Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
of Shares	Value (1)	Share	Life	of Shares	Value (1)	Share	Life
(Dollars in Thousands, Except Per Share Data)
350,000	$852	$17.17	8.2 years	58,333	$142	$17.17	8.2 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $19.60 as of September 30, 2006, and the exercise price, multiplied by the number of options.
     Restricted Stock Award
     In February 2005, 100,000 shares of restricted stock were granted to Dr. Sung Won Sohn, our Chief Executive Officer. 20,000 of these shares vested immediately, and an additional 20,000 shares vest each year over the next four years on the anniversary date of the grant. The market value of the shares awarded totaled $1,815,000. For the three months ended September 30, 2006 and 2005, compensation expense of $91,000 and $91,000, respectively, was recognized in the Consolidated Statements of Income. For the nine months ended September 30, 2006 and 2005, compensation expense of $272,000 and $575,000, respectively, was recognized in the Consolidated Statements of Income.
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
     Unvested restricted stock is excluded from the calculation of weighted-average common shares for basic EPS. For diluted EPS, weighted-average common shares include the impact of restricted stock under the treasury method.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 3 — EARNINGS PER SHARE (Continued)
     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended September 30, 2006:
Basic EPS – Income Available to Common Shareholders	$17,597	48,890,662	$0.36
Effect of Dilutive Securities – Options and Warrants	—	559,939	—

Diluted EPS – Income Available to Common Shareholders	$17,597	49,450,601	$0.36

Three Months Ended September 30, 2005:
Basic EPS – Income Available to Common Shareholders	$14,969	49,144,508	$0.30
Effect of Dilutive Securities – Options and Warrants	—	769,924	—

Diluted EPS – Income Available to Common Shareholders	$14,969	49,914,432	$0.30

Nine Months Ended September 30, 2006:
Basic EPS – Income Available to Common Shareholders	$48,339	48,809,921	$0.99
Effect of Dilutive Securities – Options and Warrants	—	585,231	(0.01)

Diluted EPS – Income Available to Common Shareholders	$48,339	49,395,152	$0.98

Nine Months Ended September 30, 2005:
Basic EPS – Income Available to Common Shareholders	$43,339	49,386,112	$0.88
Effect of Dilutive Securities – Options and Warrants	—	771,094	(0.02)

Diluted EPS – Income Available to Common Shareholders	$43,339	50,157,206	$0.86

     For the three months ended September 30, 2006 and 2005, there were 1,103,554 and 45,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2006 and 2005, there were 1,103,554 and 60,554 options outstanding, respectively, that were not included in the computation of diluted EPS.
NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS
     Interest Rate Swap
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
     In 2005, the Bank terminated these swaps. At such time, the swaps were in an unfavorable position of $2,139,000. Such amount is being amortized in amounts proportional to the interest income associated with the hedged loan pools over the remaining terms of the swaps or the lives of the hedged loans, whichever is shorter. For the three and nine months ended September 30, 2006, amortization expense of $300,000 and $708,000, respectively, was recognized in Other Operating Expenses on the Consolidated Statements of Income.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
     Equity Swap
     In 2004, the Bank offered a certificate of deposit (“CD”) product that paid interest tied to the movement in the Standard & Poor’s 500 Index plus 1.00 percent annual interest. The CD will mature in November 2009. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. As of September 30, 2006 and December 31, 2005, the fair value of the embedded option was $1,351,000 and $1,280,000, respectively, and the change in the liability during the three months ended September 30, 2006 and 2005 was $79,000 and $173,000, respectively, and during the nine months ended September 30, 2006 and 2005 was $71,000 and ($112,000), respectively. The changes were recognized in earnings.
     To economically hedge the market risk described above, the Bank entered into an agreement to purchase an equity swap with a notional amount of $9,340,000. As of September 30, 2006 and December 31, 2005, the fair value of the equity swap was $521,000 and $88,000, respectively, and the change in the asset during the three months ended September 30, 2006 and 2005 was $388,000 and $80,000, respectively, and during the nine months ended September 30, 2006 and 2005 was $433,000 and ($115,000), respectively. The changes were recognized in earnings.
     Currency Swap
     In 2005, the Bank offered a CD product that pays interest based on the increase in the weighted-average value of five Asian currencies (Korean Won, Singapore Dollar, Taiwan Dollar, Thai Baht and Chinese Yuan) against the U.S. Dollar plus 0.25 percent annual interest. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. The currency swap matured in February 2006. As of September 30, 2006 and December 31, 2005, the fair value of the embedded option was $0 and $5,000, respectively, and the change in the liability during the three months ended September 30, 2006 and 2005 was $0 and ($82,000), respectively, and during the nine months ended September 30, 2006 and 2005 was ($5,000) and ($402,000), respectively. The changes were recognized in earnings.
     To economically hedge the market risk described above, the Bank entered into an agreement to purchase a currency swap with a notional amount of $14,274,000. As of September 30, 2006 and December 31, 2005, the fair value of the currency swap was $0 and ($105,000), respectively, and the change in the asset during the three months ended September 30, 2006 and 2005 was $0 and $15,000, respectively, and during the nine months ended September 30, 2006 and 2005 was $63,000 and ($182,000), respectively. The changes were recognized in earnings.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 5 — OFF-BALANCE SHEET COMMITMENTS (Continued)
     The following table shows the distribution of Hanmi Bank’s undisbursed loan commitments as of the dates indicated.

	September 30,	December 31,
	2006	2005
	(In Thousands)
Commitments to Extend Credit	$624,119	$555,736
Commercial Letters of Credit	66,597	58,036
Standby Letters of Credit	39,127	42,768
Unused Credit Card Lines	20,922	14,892

Total Undisbursed Loan Commitments	$750,765	$671,432

NOTE 6 — SEGMENT REPORTING
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
NOTE 7 — RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement, which amends FASB Statements Nos. 87, 88, 106 and 132R, requires employers to recognize the overfunded and underfunded status of a defined benefit postretirement plan as an asset or a liability on its balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income, net of tax. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to initially recognize the funded status of the plan and to provide the required disclosures for Hanmi is December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of Hanmi’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material impact on our financial condition or results of operation.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial condition and results of operations.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Continued)
NOTE 7 — RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements and the build up of improper amounts on the balance sheet. The built up misstatements, while not considered material in the individual years in which the misstatements were built up, may be considered material in a subsequent year if a company were to correct those misstatements through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. We are currently assessing the impact that the adoption of SAB No. 108 will have on our financial condition and results of operations.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We will be required to adopt FIN No. 48 in the first quarter of 2007. We are currently assessing the impact that the adoption of FIN No. 48 will have on our financial condition and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following: general economic and business conditions in those areas in which we operate; demographic changes; competition for loans and deposits; fluctuations in interest rates; risks of natural disasters related to our real estate portfolio; risks associated with SBA loans; changes in governmental regulation; credit quality; the availability of capital to fund the expansion of our business; and changes in securities markets. For additional information concerning these factors, see our Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 under “Risk Factors,” “Interest Rate Risk Management” and “Liquidity and Capital Resources.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition for the three and nine months ended September 30, 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
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

	As of and for the
	Three Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net of Deferred Loan Fees	$2,828,972	$2,456,033
Average Securities	$401,039	$408,092
Average Interest-Earning Assets	$3,287,581	$2,913,198
Average Total Assets	$3,675,091	$3,299,551
Average Deposits	$2,927,956	$2,650,581
Average Interest-Bearing Liabilities	$2,427,883	$2,075,091
Average Shareholders’ Equity	$463,011	$427,535
Average Tangible Equity (1)	$248,147	$208,729
PER SHARE DATA:
Earnings Per Share – Basic	$0.36	$0.30
Earnings Per Share – Diluted	$0.36	$0.30
Common Shares Outstanding	48,991,146	48,606,245
Book Value Per Share (2)	$9.62	$8.56
Tangible Book Value Per Share (3)	$5.24	$4.07
Cash Dividends Per Share	$0.06	$0.05
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (4) (5)	1.90%	1.80%
Return on Average Shareholders’ Equity (4) (6)	15.08%	13.89%
Return on Average Tangible Equity (4) (7)	28.13%	28.45%
Net Interest Spread (8)	3.49%	3.86%
Net Interest Margin (9)	4.73%	4.78%
Efficiency Ratio (10)	40.14%	38.34%
Dividend Payout Ratio (11)	16.70%	16.67%
Average Shareholders’ Equity to Average Total Assets	12.60%	12.96%
SELECTED CAPITAL RATIOS: (12)
Total Risk-Based Capital Ratio:
Hanmi Financial	12.02%	11.55%
Hanmi Bank	12.00%	11.49%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	11.03%	10.55%
Hanmi Bank	11.01%	10.48%
Tier 1 Leverage Ratio:
Hanmi Financial	9.78%	9.07%
Hanmi Bank	9.76%	9.01%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (13)	0.47%	0.32%
Non-Performing Assets to Total Assets (14)	0.36%	0.23%
Net Loan Charge-Offs to Average Total Gross Loans (15)	0.09%	0.10%
Allowance for Loan Losses to Total Gross Loans	0.99%	0.99%
Allowance for Loan Losses to Non-Performing Loans	209.82%	310.73%

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. See “Non-GAAP Financial Measures.”

(2)	Shareholders’ equity divided by common shares outstanding.

(3)	Tangible equity divided by common shares outstanding.

(4)	Calculation based upon annualized net income.

(5)	Net income divided by average total assets.

(6)	Net income divided by average shareholders’ equity.

(7)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(9)	Net interest income before provision for credit losses divided by average interest-earning assets.

(10)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(11)	Cash dividends per share times common shares outstanding divided by net income.

(12)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for Total Risk-Based Capital Ratio (total capital divided by risk-weighted assets); 6 percent for Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by risk-weighted assets); and 5 percent for Tier 1 Leverage Ratio (Tier 1 capital divided by average assets).

(13)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(14)	Non-performing assets consist of non-performing loans (see footnote (13) above) and other real estate owned.

(15)	Calculation based upon annualized net loan charge-offs.

	As of and for the
	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net of Deferred Loan Fees	$2,702,902	$2,344,123
Average Securities	$421,195	$415,467
Average Interest-Earning Assets	$3,169,215	$2,815,192
Average Total Assets	$3,557,227	$3,191,373
Average Deposits	$2,857,260	$2,571,380
Average Interest-Bearing Liabilities	$2,329,135	$1,988,038
Average Shareholders’ Equity	$450,069	$416,737
Average Tangible Equity (1)	$233,671	$197,060
PER SHARE DATA:
Earnings Per Share – Basic	$0.99	$0.88
Earnings Per Share – Diluted	$0.98	$0.86
Cash Dividends Per Share	$0.18	$0.15
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (2) (3)	1.82%	1.82%
Return on Average Shareholders’ Equity (2) (4)	14.36%	13.90%
Return on Average Tangible Equity (2) (5)	27.66%	29.40%
Net Interest Spread (6)	3.62%	3.98%
Net Interest Margin (7)	4.78%	4.80%
Efficiency Ratio (8)	40.29%	40.88%
Dividend Payout Ratio (9)	18.24%	17.05%
Average Shareholders’ Equity to Average Total Assets	12.65%	13.06%

(1)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. See “Non-GAAP Financial Measures.”

(2)	Calculation based upon annualized net income.

(3)	Net income divided by average total assets.

(4)	Net income divided by average shareholders’ equity.

(5)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(6)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(7)	Net interest income before provision for credit losses divided by average interest-earning assets.

(8)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(9)	Cash dividends per share times common shares outstanding divided by net income.
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

     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Average Shareholders’ Equity	$463,011	$427,535	$450,069	$416,737
Less Average Goodwill and Core Deposit Intangible Assets	(214,864)	(218,806)	(216,398)	(219,677)

Average Tangible Equity	$248,147	$208,729	$233,671	$197,060

Return on Average Shareholders’ Equity	15.08%	13.89%	14.36%	13.90%
Effect of Average Goodwill and Core Deposit Intangible Assets	13.05%	14.56%	13.30%	15.50%

Return on Average Tangible Equity	28.13%	28.45%	27.66%	29.40%

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
     The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	September 30,
	2006	2005
	(Dollars in Thousands)
Total Shareholders’ Equity	$471,361	$416,006
Less Goodwill and Core Deposit Intangible Assets	(214,522)	(218,394)

Tangible Equity	$256,839	$197,612

Book Value Per Share	$9.62	$8.56
Effect of Goodwill and Core Deposit Intangible Assets	(4.38)	(4.49)

Tangible Book Value Per Share	$5.24	$4.07

RESULTS OF OPERATIONS
Overview
     For the three months ended September 30, 2006, net income was $17.6 million, or $0.36 per diluted share, compared to $15.0 million, or $0.30 per diluted share, for the three months ended September 30, 2005. The 17.6 percent increase in net income for 2006 as compared to 2005 was attributable to an increase in net interest income, arising from an increase in average interest-earning assets, partially offset by a decline in the net interest margin due to a higher cost of funds as customers placed their funds in certificates of deposit instead of core deposits. Average interest-earning assets increased $374.4 million, or 12.9 percent, due to ongoing growth in the loan portfolio. The net interest margin was 4.73 percent for the three months ended September 30, 2006, compared to 4.78 percent for the same period in 2005.
     Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $1.7 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively, reflecting the migration of loan classifications among criticized and classified loans and an increase in the specific allocation for impaired loans.

     For the three months ended September 30, 2006, non-interest income increased by $122,000, or 1.3 percent, primarily due to increases in the value of derivatives as well as increased service charges on deposit accounts and trade finance fees, partially offset by a lower gain on sales of loans. Non-interest expenses increased by $2.5 million or 14.6 percent, due to increases in salaries and employee benefits and other operating expenses. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the third quarter of 2006 was 40.14 percent, compared to 38.34 percent for the same quarter in 2005.
     The annualized return on average assets was 1.90 percent for the three months ended September 30, 2006, compared to 1.80 percent for the same period in 2005. The annualized return on average shareholders’ equity was 15.08 percent for the three months ended September 30, 2006, and the annualized return on average tangible equity was 28.13 percent, compared to 13.89 percent and 28.45 percent, respectively, for the same period in 2005.
     For the nine months ended September 30, 2006, net income was $48.3 million, or $0.98 per diluted share, compared to $43.3 million, or $0.86 per diluted share, for the nine months ended September 30, 2005. The 11.5 percent increase in net income for 2006 as compared to 2005 was attributable to an increase in net interest income, arising from an increase in average interest-earning assets, while the net interest margin remained flat due to a higher cost of funds as customers placed their funds in certificates of deposit instead of core deposits. Average interest-earning assets increased $354.0 million, or 12.6 percent, due to ongoing growth in the loan portfolio. The net interest margin was 4.78 percent for the nine months ended September 30, 2006, compared to 4.80 percent for the same period in 2005.
     The provision for credit losses was $5.5 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively, reflecting the migration of loan classifications among criticized and classified loans and an increase in the specific allocation for impaired loans.
     For the nine months ended September 30, 2006, non-interest income increased by $2.6 million, or 10.8 percent, primarily due to an increase in service charges on deposit accounts and a higher gain on sales of loans. Non-interest expenses increased by $5.7 million or 11.3 percent, due to increases in salaries and employee benefits and other operating expense. The efficiency ratio for the nine months ended September 30, 2006 was 40.29 percent, compared to 40.88 percent for the same period in 2005.
     The annualized return on average assets was 1.82 percent for each of the nine-month periods ended September 30, 2006 and 2005. The annualized return on average shareholders’ equity was 14.36 percent for the nine months ended September 30, 2006, and the annualized return on average tangible equity was 27.66 percent, compared to 13.90 percent and 29.40 percent, respectively, for the same period in 2005.
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

	Three Months Ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,828,972	$62,854	8.81%	$2,456,033	$47,454	7.67%
Municipal Securities (2)	71,301	770	4.32%	75,023	784	4.18%
Obligations of Other U.S. Government Agencies	118,365	1,268	4.29%	99,322	945	3.81%
Other Debt Securities	211,373	2,456	4.65%	233,747	2,368	4.05%
Equity Securities	24,720	342	5.53%	24,172	177	2.93%
Federal Funds Sold	32,850	436	5.27%	24,801	221	3.56%
Interest-Earning Deposits	—	—	—	100	3	3.57%

Total Interest-Earning Assets	3,287,581	68,126	8.22%	2,913,198	51,952	7.08%

Noninterest-Earning Assets:
Cash and Cash Equivalents	93,300			99,130
Allowance for Loan Losses	(27,417)			(21,923)
Other Assets	321,627			309,146

Total Noninterest-Earning Assets	387,510			386,353

Total Assets	$3,675,091			$3,299,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$102,518	440	1.70%	$134,923	521	1.53%
Money Market Checking and NOW Accounts	441,880	3,512	3.15%	498,167	3,125	2.49%
Time Deposits of $100,000 or More	1,358,908	17,881	5.22%	1,019,296	9,328	3.63%
Other Time Deposits	283,173	3,345	4.69%	237,857	1,681	2.80%
FHLB Advances and Other Borrowings	158,998	2,084	5.20%	102,442	878	3.40%
Junior Subordinated Debentures	82,406	1,672	8.05%	82,406	1,298	6.25%

Total Interest-Bearing Liabilities	2,427,883	28,934	4.73%	2,075,091	16,831	3.22%

Noninterest-Bearing Liabilities:
Demand Deposits	741,477			760,338
Other Liabilities	42,720			36,587

Total Noninterest-Bearing Liabilities	784,197			796,925

Total Liabilities	3,212,080			2,872,016
Shareholders’ Equity	463,011			427,535

Total Liabilities and Shareholders’ Equity	$3,675,091			$3,299,551

Net Interest Income		$39,192			$35,121

Net Interest Spread (3)			3.49%			3.86%

Net Interest Margin (4)			4.73%			4.78%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.4 million and $1.6 million for the three months ended September 30, 2006 and 2005, respectively.

(2)	Yields on tax-exempt income, computed on a tax-equivalent basis using an effective marginal rate of 35 percent, were 6.65 percent and 6.43 percent for the three months September 30, 2006 and 2005, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

	Nine Months Ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,702,902	$173,733	8.59%	$2,344,123	$128,430	7.33%
Municipal Securities (2)	72,702	2,321	4.26%	74,101	2,340	4.21%
Obligations of Other U.S. Government Agencies	123,986	3,887	4.18%	97,838	2,812	3.83%
Other Debt Securities	224,507	7,742	4.60%	243,528	7,723	4.23%
Equity Securities	24,619	997	5.40%	23,259	780	4.47%
Federal Funds Sold	20,457	748	4.89%	32,091	679	2.83%
Interest-Earning Deposits	42	1	3.17%	252	4	3.91%

Total Interest-Earning Assets	3,169,215	189,429	7.99%	2,815,192	142,768	6.78%

Noninterest-Earning Assets:
Cash and Cash Equivalents	94,221			91,237
Allowance for Loan Losses	(26,361)			(22,305)
Other Assets	320,152			307,249

Total Noninterest-Earning Assets	388,012			376,181

Total Assets	$3,557,227			$3,191,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$110,817	1,402	1.69%	$142,988	1,625	1.52%
Money Market Checking and NOW Accounts	481,564	10,864	3.02%	542,858	9,218	2.27%
Time Deposits of $100,000 or More	1,250,467	45,534	4.87%	898,059	20,797	3.10%
Other Time Deposits	276,517	8,890	4.30%	232,838	4,171	2.40%
FHLB Advances and Other Borrowings	127,364	4,699	4.93%	88,889	2,330	3.50%
Junior Subordinated Debentures	82,406	4,734	7.68%	82,406	3,499	5.68%

Total Interest-Bearing Liabilities	2,329,135	76,123	4.37%	1,988,038	41,640	2.80%

Noninterest-Bearing Liabilities:
Demand Deposits	737,895			754,637
Other Liabilities	40,128			31,961

Total Noninterest-Bearing Liabilities	778,023			786,598

Total Liabilities	3,107,158			2,774,636
Shareholders’ Equity	450,069			416,737

Total Liabilities and Shareholders’ Equity	$3,557,227			$3,191,373

Net Interest Income		$113,306			$101,128

Net Interest Spread (3)			3.62%			3.98%

Net Interest Margin (4)			4.78%			4.80%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $4.0 million and $4.9 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Yields on tax-exempt income, computed on a tax-equivalent basis using an effective marginal rate of 35 percent, were 6.55 percent and 6.48 percent for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2006 vs. 2005			September 30, 2006 vs. 2005
	Increases (Decreases)			Increases (Decreases)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest Income:
Gross Loans, Net	$7,749	$7,651	$15,400	$21,254	$24,049	$45,303
Municipal Securities	(48)	34	(14)	(43)	24	(19)
Obligations of Other U.S. Government Agencies	199	124	323	797	278	1,075
Other Debt Securities	(242)	330	88	(627)	646	19
Equity Securities	4	161	165	47	170	217
Federal Funds Sold	85	130	215	(306)	375	69
Interest-Earning Deposits	(3)	—	(3)	(8)	5	(3)

Total Interest Income	7,744	8,430	16,174	21,114	25,547	46,661

Interest Expense:
Savings	(135)	54	(81)	(393)	170	(223)
Money Market Checking and NOW Accounts	(381)	768	387	(1,128)	2,774	1,646
Time Deposits of $100,000 or More	3,696	4,857	8,553	10,061	14,676	24,737
Other Time Deposits	367	1,297	1,664	901	3,818	4,719
FHLB Advances and Other Borrowings	617	589	1,206	1,221	1,148	2,369
Junior Subordinated Debentures	—	374	374	—	1,235	1,235

Total Interest Expense	4,164	7,939	12,103	10,662	23,821	34,483

Change in Net Interest Income	$3,580	$491	$4,071	$10,452	$1,726	$12,178

     For the three months ended September 30, 2006 and 2005, net interest income before provision for credit losses was $39.2 million and $35.1 million, respectively. The net interest spread and net interest margin for the three months ended September 30, 2006 were 3.49 percent and 4.73 percent, respectively, compared to 3.86 percent and 4.78 percent, respectively, for the three months ended September 30, 2005.
     Average interest-earning assets increased 12.9 percent to $3.29 billion for the three months ended September 30, 2006 from $2.91 billion for the same period in 2005. Average gross loans increased 15.2 percent to $2.83 billion for the three months ended September 30, 2006 from $2.46 billion for the same period in 2005, and average investment securities decreased 1.7 percent to $401.0 million for the three months ended September 30, 2006 from $408.1 million for the same period in 2005. Total loan interest income increased by 32.5 percent for the three months ended September 30, 2006 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 7.67 percent for the three months ended September 30, 2005 to 8.81 percent for the same period in 2006. The average interest rate charged on loans increased 114 basis points, reflecting the increase in the average Wall Street Journal Prime Rate (the “Prime Rate”) of 183 basis points from 6.42 percent for the three months ended September 30, 2005 to 8.25 percent for the same period in 2006 and a decrease in the spread over the Prime Rate on new loans funded. The yield on average interest-earning assets increased by 114 basis points from 7.08 percent for the three months ended September 30, 2005 to 8.22 percent for the three months ended September 30, 2006, reflecting a shift in the mix of average interest-earning assets from 84.3 percent loans, 14.0 percent securities and 1.7 percent other interest-earning assets for the three months ended September 30, 2005 to 86.1 percent loans, 12.2 percent securities and 1.7 percent other interest-earning assets for the same period in 2006.
     The majority of interest-earning assets growth was funded by a $277.4 million, or 10.5 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 17.0 percent to $2.43 billion for the three months ended September 30, 2006 compared to $2.08 billion for the same period in 2005. The average interest rate paid for interest-bearing liabilities increased by 151 basis points from 3.22 percent for the three months ended September 30, 2005 to 4.73 percent for the three months ended September 30, 2006. This increase was primarily due to a higher cost of funds as customers placed their funds in higher yielding certificates of deposit instead of core deposits.

     For the nine months ended September 30, 2006 and 2005, net interest income before provision for credit losses was $113.3 million and $101.1 million, respectively. The net interest spread and net interest margin for the nine months ended September 30, 2006 were 3.62 percent and 4.78 percent, respectively, compared to 3.98 percent and 4.80 percent, respectively, for the nine months ended September 30, 2005.
     Average interest-earning assets increased 12.6 percent to $3.17 billion for the nine months ended September 30, 2006 from $2.82 billion for the same period in 2005. Average gross loans increased 15.3 percent to $2.70 billion for the nine months ended September 30, 2006 from $2.34 billion for the same period in 2005, and average investment securities increased 1.4 percent to $421.2 million for the nine months ended September 30, 2006 from $415.5 million for the same period in 2005. Total loan interest income increased by 35.3 percent for the nine months ended September 30, 2006 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 7.33 percent for the nine months ended September 30, 2005 to 8.59 percent for the same period in 2006. The average interest rate charged on loans increased 126 basis points, reflecting the increase in the average Prime Rate of 193 basis points from 5.93 percent for the nine months ended September 30, 2005 to 7.86 percent for the same period in 2006 and a decrease in the spread over the Prime Rate on new loans funded. The yield on average interest-earning assets increased by 121 basis points from 6.78 percent for the nine months ended September 30, 2005 to 7.99 percent for the nine months ended September 30, 2006, reflecting a shift in the mix of average interest-earning assets from 83.3 percent loans, 14.8 percent securities and 1.9 percent other interest-earning assets for the nine months ended September 30, 2005 to 85.3 percent loans, 13.3 percent securities and 1.4 percent other interest-earning assets for the same period in 2006.
     The majority of interest-earning assets growth was funded by a $285.9 million, or 11.1 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 17.2 percent to $2.33 billion for the nine months ended September 30, 2006 compared to $1.99 billion for the same period in 2005. The average interest rate paid for interest-bearing liabilities increased by 157 basis points from 2.80 percent for the nine months ended September 30, 2005 to 4.37 percent for the nine months ended September 30, 2006. This increase was primarily due to a higher cost of funds as customers placed their funds in higher yielding certificates of deposit instead of core deposits.
Provision for Credit Losses
     For the three months ended September 30, 2006, the provision for credit losses was $1.7 million, compared to $3.2 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the provision for credit losses was $5.5 million, compared to $3.7 million for the nine months ended September 30, 2005. The allowance for loan losses was 0.99 percent and 1.00 percent of total gross loans at September 30, 2006 and December 31, 2005, respectively, with the increase in the dollar amount allowed for credit losses due to changes in the classification of certain credits as well as growth in the loan portfolio, including growth in loan types that historically have experienced charge-offs. Non-performing assets increased from $10.1 million, or 0.30 percent of total assets, as of December 31, 2005 to $13.5 million, or 0.36 percent of total assets, as of September 30, 2006. The $355.9 million, or 14.2 percent, increase in the gross loan portfolio and the $3.3 million, or 33.0 percent, increase in non-performing assets required the provision to increase to $1.7 million for the three months ended September 30, 2006 to maintain the necessary allowance level.

Non-Interest Income
     Non-interest income is earned from three major sources: service charges on deposit accounts, fees generated from international trade finance and gain on sales of loans.
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$4,249	$4,059	$190	4.7%
Trade Finance Fees	1,227	1,162	65	5.6%
Remittance Fees	517	527	(10)	(1.9%)
Other Service Charges and Fees	591	680	(89)	(13.1%)
Bank-Owned Life Insurance Income	221	215	6	2.8%
Increase in Fair Value of Derivatives	389	176	213	121.0%
Other Income	731	648	83	12.8%
Gain on Sales of Loans	1,400	1,712	(312)	(18.2%)
Gain (Loss) on Sales of Securities Available for Sale	(3)	21	(24)	(114.3%)

Total Non-Interest Income	$9,322	$9,200	$122	1.3%

     For the three months ended September 30, 2006, non-interest income was $9.3 million, an increase of 1.3 percent from $9.2 million for the three months ended September 30, 2005. The overall increase in non-interest income is primarily due to increases in the value of derivatives as well as increased service charges on deposit accounts and trade finance fees, partially offset by a lower gain on sales of loans
     Service charges on deposit accounts increased by $190,000, or 4.7 percent, from $4.1 million for the three months ended September 30, 2005 to $4.2 million for three months ended September 30, 2006. Service charge income on deposit accounts increased due to an increase in demand deposit transaction volume. Service charges are regularly reviewed to maximize service charge income while still maintaining a competitive position.
     Fees generated from international trade finance increased by $65,000, or 5.6 percent, to $1.2 million for the three months ended September 30, 2006 due to slightly higher volume. Trade finance fees related primarily to import and export letters of credit.
     The changes in the fair value of derivatives are caused by movements in the index to which interest rates on certain certificates of deposit are tied. In 2005, the Bank offered certificates of deposit tied to the Standard & Poor’s 500 Index or a basket of Asian currencies. The Bank entered into swap transactions to hedge the market risk associated with such certificates of deposit. The swaps and the related derivatives embedded in the certificates of deposit are accounted for at fair value. The increase in the fair value of the swaps of $389,000 and $176,000 was recorded in non-interest income for the three months ended September 30, 2006 and 2005, respectively, and was partially offset by changes in the fair value of the embedded derivatives recorded in non-interest expenses.
     Gain on sales of loans decreased from $1.7 million for the three months ended September 30, 2005 to $1.4 million for the three months ended September 30, 2006. The decrease in gain on sales of loans resulted primarily from a decrease in the average gain recognized on loan sales from 6.3 percent in 2005 to 4.3 percent in 2006, offset by an increase of $5.8 million in sales activity for SBA loans. The guaranteed portion of a substantial percentage of SBA loan production is sold in the secondary markets, and servicing rights are retained.

     The following table sets forth the various components of non-interest income for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$12,663	$11,657	$1,006	8.6%
Trade Finance Fees	3,414	3,143	271	8.6%
Remittance Fees	1,537	1,545	(8)	(0.5%)
Other Service Charges and Fees	1,739	1,948	(209)	(10.7%)
Bank-Owned Life Insurance Income	654	630	24	3.8%
Increase in Fair Value of Derivatives	723	965	(242)	(25.1%)
Other Income	2,209	1,823	386	21.2%
Gain on Sales of Loans	3,550	2,076	1,474	71.0%
Gain on Sales of Securities Available for Sale	2	117	(115)	(98.3%)

Total Non-Interest Income	$26,491	$23,904	$2,587	10.8%

     For the nine months ended September 30, 2006, non-interest income was $26.5 million, an increase of 10.8 percent from $23.9 million for the nine months ended September 30, 2005. The overall increase in non-interest income is primarily due to expansion in the Bank’s loan and deposit portfolios.
     Service charges on deposit accounts increased by $1.0 million, or 8.6 percent, from $11.7 million for the nine months ended September 30, 2005 to $12.7 million for nine months ended September 30, 2006. Service charge income on deposit accounts increased due to an increase in demand deposit transaction volume.
     Fees generated from international trade finance increased by $271,000, or 8.6 percent, from $3.1 million for the nine months ended September 30, 2005 to $3.4 million for the nine months ended September 30, 2006 due to higher volume.
     Other income increased by $386,000, or 21.2 percent, from $1.8 million for the nine months ended September 30, 2005 to $2.2 million for nine months ended September 30, 2006 due primarily to increases in credit card related fee income and commission fee income from sales of insurance products.
     Gain on sales of loans increased from $2.1 million for the nine months ended September 30, 2005 to $3.6 million for the nine months ended September 30, 2006, an increase of 71.0 percent. The increase in gain on sales of loans resulted primarily from an increase of $39.4 million in sales activity for SBA loans, offset by a decrease in the average gain recognized on loan sales from 5.2 percent in 2005 to 4.3 percent in 2006.
Non-Interest Expenses
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$10,357	$9,155	$1,202	13.1%
Occupancy and Equipment	2,596	2,179	417	19.1%
Data Processing	1,202	1,253	(51)	(4.1%)
Advertising and Promotion	665	726	(61)	(8.4%)
Supplies and Communications	636	559	77	13.8%
Professional Fees	390	393	(3)	(0.8%)
Amortization of Core Deposit Intangible	585	694	(109)	(15.7%)
Decrease in Fair Value of Embedded Options	78	173	(95)	(54.9%)
Other Operating Expenses	2,964	1,859	1,105	59.4%

Total Non-Interest Expenses	$19,473	$16,991	$2,482	14.6%

     For the three months ended September 30, 2006 and 2005, non-interest expenses were $19.5 million and $17.0 million, respectively. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the third quarter of 2006 was 40.14 percent, compared to 38.34 percent for the same quarter in 2005.
     Salaries and employee benefits were $10.4 million for the three months ended September 30, 2006, representing an increase of $1.2 million, or 13.1 percent, compared to $9.2 million for the three months ended September 30, 2005. Salaries and employee benefits increased due to annual salary increases and additional share-based compensation reflecting stock options granted.
     Occupancy and equipment expense was $2.6 million for the three months ended September 30, 2006, representing an increase of $417,000, or 19.1 percent, compared to $2.2 million for the three months ended September 30, 2005. The increase was due to additional office space leased, including eight loan production offices.
     Other operating expenses for the three months ended September 30, 2006 increased $1.1 million, or 59.4 percent, to $3.0 million from $1.9 million for the three months ended September 30, 2005. The increase is primarily attributable to a $534,000 operating loss related to an international trade transaction, amortization expense of $300,000 related to the termination in the fourth quarter of 2005 of interest rate swaps that had unrealized losses aggregating $2.1 million, and a $355,000 impairment charge to adjust the loan servicing asset to fair value.
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$30,209	$26,867	$3,342	12.4%
Occupancy and Equipment	7,472	6,581	891	13.5%
Data Processing	3,635	3,663	(28)	(0.8%)
Advertising and Promotion	2,122	1,983	139	7.0%
Supplies and Communications	1,848	1,867	(19)	(1.0%)
Professional Fees	1,550	1,432	118	8.2%
Amortization of Core Deposit Intangible	1,815	2,140	(325)	(15.2%)
Decrease in Fair Value of Embedded Options	292	748	(456)	(61.0%)
Other Operating Expenses	7,385	5,836	1,549	26.5%
Merger-Related Expenses	—	(509)	509	(100.0%)

Total Non-Interest Expenses	$56,328	$50,608	$5,720	11.3%

     For the nine months ended September 30, 2006 and 2005, non-interest expenses were $56.3 million and $50.6 million, respectively. The efficiency ratio for the nine months ended September 30, 2006 was 40.29 percent, compared to 40.88 percent for the same period in 2005.
     Salaries and employee benefits were $30.2 million for the nine months ended September 30, 2006, representing an increase of $3.3 million, or 12.4 percent, compared to $26.9 million for the nine months ended September 30, 2005. Salaries and employee benefits increased due to annual salary increases, additional share-based compensation reflecting stock options granted and an increase in vacation accruals.
     Occupancy and equipment expense was $7.5 million for the nine months ended September 30, 2006, representing an increase of $891,000, or 13.5 percent, compared to $6.6 million for the nine months ended September 30, 2005. The increase was due to additional office space leased.
     Other operating expenses for the nine months ended September 30, 2006 increased $1.5 million, or 26.5 percent, to $7.4 million from $5.8 million for the nine months ended September 30, 2005. The increase is primarily attributable to a $534,000 operating loss related to an international trade transaction and amortization expense of $708,000 related to the termination in the fourth quarter of 2005 of interest rate swaps that had unrealized losses aggregating $2.1 million, and a $355,000 impairment charge to adjust the loan servicing asset to fair value.

Provision for Income Taxes
     For the nine months ended September 30, 2006, income taxes of $29.6 million were recognized on pre-tax income of $77.9 million, representing an effective tax rate of 38.0 percent, compared to income taxes of $27.3 million recognized on pre-tax income of $70.7 million, representing an effective tax rate of 38.7 percent, for the nine months ended September 30, 2005. We recognized Enterprise Zone tax credits that reduced our effective tax rate by 2.0 percent and 0.9 percent for the nine months ended September 30, 2006 and 2005, respectively, including 0.9 percent and 0.2 percent attributable to the true-up of prior year credits recognized in the third quarters of 2006 and 2005, respectively.
FINANCIAL CONDITION
Summary of Changes in Balance Sheets — September 30, 2006 Compared to December 31, 2005
     As of September 30, 2006, total assets were $3.74 billion, an increase of $325.6 million, or 9.5 percent, from the December 31, 2005 balance of $3.41 billion. The increase in assets was primarily funded by deposits, which increased $147.7 million, or 5.2 percent, from $2.83 billion as of December 31, 2005 to $2.97 billion as of September 30, 2006. In addition, FHLB advances and other borrowings increased by $123.1 million, or 265.7 percent, to $169.4 million at September 30, 2006 from $46.3 million at December 31, 2005. As of September 30, 2006 and December 31, 2005, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.82 billion and $2.47 billion, respectively, an increase of $352.8 million, or 14.3 percent. Investment securities decreased $45.0 million, or 10.1 percent, to $399.0 million at September 30, 2006 from $443.9 million at December 31, 2005.
Investment Portfolio
     Securities are classified as held to maturity or available for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities at September 30, 2006 or December 31, 2005. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.
     As of September 30, 2006, securities held to maturity totaled $1.0 million and securities available for sale totaled $398.0 million, compared to $1.0 million and $442.9 million, respectively, at December 31, 2005.

	September 30, 2006			December 31, 2005
			Unrealized			Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Held to Maturity:
Municipal Bonds	$693	$693	$—	$692	$692	$—
Mortgage-Backed Securities	282	280	(2)	357	359	2

Total Held to Maturity	$975	$973	$(2)	$1,049	$1,051	$2

Available for Sale:
Mortgage-Backed Securities	$127,036	$124,736	$(2,300)	$149,311	$147,268	$(2,043)
U.S. Government Agency Securities	119,730	118,080	(1,650)	129,589	127,813	(1,776)
Collateralized Mortgage Obligations	71,895	70,272	(1,623)	83,068	81,456	(1,612)
Municipal Bonds	69,978	71,992	2,014	71,536	73,220	1,684
Corporate Bonds	8,127	7,933	(194)	8,235	8,053	(182)
Other Securities	4,999	4,968	(31)	4,999	5,053	54

Total Available for Sale	$401,765	$397,981	$(3,784)	$446,738	$442,863	$(3,875)

     The amortized cost and estimated fair value of investment securities at September 30, 2006, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2036, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$14,999	$14,878	$—	$—
Over One Year Through Five Years	119,653	117,890	—	—
Over Five Years Through Ten Years	7,749	7,889	693	693
Over Ten Years	60,433	62,316	—	—

	202,834	202,973	693	693

Mortgage-Backed Securities	127,036	124,736	282	280
Collateralized Mortgage Obligations	71,895	70,272	—	—

	198,931	195,008	282	280

	$401,765	$397,981	$975	$973

     Investment securities decreased $45.0 million, or 10.1 percent, to $399.0 million at September 30, 2006 from $443.9 million at December 31, 2005 as the portfolio experienced normal amortization.
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
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$753,229	$733,650	$19,579	2.7%
Construction	179,402	152,080	27,322	18.0%
Residential Property (1)	81,427	88,442	(7,015)	(7.9%)

Total Real Estate Loans	1,014,058	974,172	39,886	4.1%

Commercial and Industrial Loans:
Commercial Term Loans	1,160,830	945,210	215,620	22.8%
Commercial Lines of Credit	242,714	224,271	18,443	8.2%
SBA Loans (2)	198,032	155,491	42,541	27.4%
International Loans	137,900	106,520	31,380	29.5%

Total Commercial and Industrial Loans	1,739,476	1,431,492	307,984	21.5%

Consumer Loans	100,180	92,154	8,026	8.7%

Total Loans — Gross	2,853,714	2,497,818	355,896	14.2%
Deferred Loan Fees	(3,568)	(3,775)	207	(5.5%)
Allowance for Loan Losses	(28,276)	(24,963)	(3,313)	13.3%

Net Loans Receivable	$2,821,870	$2,469,080	$352,790	14.3%

(1)	Amount includes loans held for sale, at the lower of cost or market, of $1.0 million and $1.1 million at September 30, 2006 and December 31, 2005, respectively.

(2)	Amount includes loans held for sale, at the lower of cost or market, of $6.3 million and $0 at September 30, 2006 and December 31, 2005, respectively.

     At September 30, 2006 and December 31, 2005, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.82 billion and $2.47 billion, respectively, an increase of $352.8 million, or 14.3 percent. Real estate loans, composed of commercial property, residential property and construction loans, increased $39.9 million, or 4.1 percent, to $1.0 billion at September 30, 2006 from $974.2 million at December 31, 2005, representing 35.5 percent and 39.0 percent, respectively, of the total loan portfolio. Total commercial and industrial loans, composed of domestic commercial property, trade finance, SBA and lines of credit, increased $308.0 million, or 21.5 percent, to $1.74 billion at September 30, 2006 from $1.43 billion at December 31, 2005, representing 61.0 percent and 57.3 percent, respectively, of the total loan portfolio. Consumer loans increased $8.0 million, or 8.7 percent, to $100.2 million at September 30, 2006 from $92.2 million at December 31, 2005. This activity reflects our emphasis on commercial and industrial lending.
     As of September 30, 2006, there was $345.6 million of loans outstanding, or 12.1 percent of total gross loans outstanding, to borrowers who were involved in the accommodation/hospitality industry. There was no other concentration of loans to any one industry exceeding 10 percent of total gross loans.
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
     The table below shows the composition of non-performing assets as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Non-Accrual Loans	$13,470	$10,122	$3,348	33.1%
Loans 90 Days or More Past Due and Still Accruing	6	9	(3)	(33.3%)

Total Non-Performing Loans	13,476	10,131	3,345	33.0%
Other Real Estate Owned	—	—	—	—

Total Non-Performing Assets	$13,476	$10,131	$3,345	33.0%

Troubled Debt Restructurings	$2,087	$642	$1,445	225.1%

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Provisions to the allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is calculated using a formula designed to provide adequate allowances for inherent probable losses. The formula is composed of various components. The allowance is determined by assigning specific allowances for all impaired loans. All loans that are not impaired are then given certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined based on the prior loss history by type of loan, adjusted for current economic factors.
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
     As of September 30, 2006, the allowance for loan losses was $28.3 million, an increase of $3.3 million, or 13.3 percent, compared to $25.0 million at December 31, 2005. The increase in the allowance for loan losses reflects changes in the classification of certain credits as well as growth in the loan portfolio, including loan types that historically have experienced charge-offs. As of September 30, 2006 and December 31, 2005, the allowance for off-balance sheet items was $2.1 million.
     The loan loss estimation, based on historical losses, and specific allocations of the allowance are performed on a quarterly basis. Adjustments to allowance allocations for specific segments of the loan portfolio may be made as a result thereof, based on the accuracy of forecasted loss amounts and other loan-related or policy-related issues.
     We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the foregoing analysis, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of September 30, 2006 and December 31, 2005.

	As of and for the Three Months Ended
	September 30,	June 30,	December 31,
	2006	2006	2005
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$27,250	$26,703	$24,523

Actual Charge-Offs	(1,239)	(1,053)	(1,356)
Recoveries on Loans Previously Charged Off	583	700	250

Net Loan Charge-Offs	(656)	(353)	(1,106)

Provision Charged to Operating Expenses	1,682	900	1,546

Balance at End of Period	$28,276	$27,250	$24,963

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,130	$2,130	$2,024
Provision Charged to Operating Expenses	—	—	106

Balance at End of Period	$2,130	$2,130	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.09%	0.05%	0.18%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.09%	0.05%	0.18%
Allowance for Loan Losses to Average Total Gross Loans	1.00%	1.00%	1.00%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.99%	0.98%	1.00%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	9.20%	5.20%	17.58%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	39.00%	39.22%	66.95%
Allowance for Loan Losses to Non-Performing Loans	209.82%	224.54%	246.40%
Balances:
Average Total Gross Loans Outstanding During Period	$2,832,624	$2,733,112	$2,498,947
Total Gross Loans Outstanding at End of Period	$2,853,714	$2,791,885	$2,497,818
Non-Performing Loans at End of Period	$13,476	$12,136	$10,131

(1)	Net loan charge-offs are annualized to calculate the ratios.

	As of and for the
	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$24,963	$22,702

Actual Charge-Offs	(3,619)	(3,842)
Recoveries on Loans Previously Charged Off	1,390	2,144

Net Loan Charge-Offs	(2,229)	(1,698)

Provision Charged to Operating Expenses	5,542	3,519

Balance at End of Period	$28,276	$24,523

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,130	$1,800
Provision Charged to Operating Expenses	—	224

Balance at End of Period	$2,130	$2,024

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.11%	0.10%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.10%	0.09%
Allowance for Loan Losses to Average Total Gross Loans	1.04%	1.04%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.99%	0.99%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	10.54%	9.26%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	40.22%	45.36%
Allowance for Loan Losses to Non-Performing Loans	209.82%	310.73%
Balances:
Average Total Gross Loans Outstanding During Period	$2,706,686	$2,348,706
Total Gross Loans Outstanding at End of Period	$2,853,714	$2,487,532
Non-Performing Loans at End of Period	$13,476	$7,892

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The ratio of the allowance for loan losses to total gross loans was 0.99 percent and 1.00 percent at September 30, 2006 and December 31, 2005, respectively. The decrease is attributable to relatively rapid loan portfolio growth, compared to slower growth of specific allowances associated with the non-accrual loans. The decrease in allowances associated with non-accrual loans at September 30, 2006 is attributable to stronger collateral arrangements that reduce the loss potential associated with the non-accrual loans.
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
     As indicated above, we formally assess the adequacy of the allowance on a quarterly basis by:
•	reviewing the adversely graded, delinquent or otherwise questionable loans;

•	generating an estimate of the loss inherent in each such loan;

•	adding a risk factor for industry, economic or other external factors; and

•	evaluating the present status of each loan.
     Although management believes the allowance is adequate to absorb losses as they arise, no assurance can be given that we will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2006	2005	Amount	Percentage
	(Dollars in Thousands)
Deposits:
Demand — Noninterest-Bearing	$756,901	$738,618	$18,283	2.5%
Interest-Bearing:
Savings	99,719	121,574	(21,855)	(18.0%)
Money Market Checking and NOW Accounts	434,738	526,171	(91,433)	(17.4%)
Time Deposits of $100,000 or More	1,393,721	1,161,950	231,771	19.9%
Other Time Deposits	288,702	277,801	10,901	3.9%

Total Deposits	$2,973,781	$2,826,114	$147,667	5.2%

     Demand deposits increased $18.3 million, or 2.5 percent, to $756.9 million at September 30, 2006 from $738.6 million at December 31, 2005. This increase was due to continued efforts to increase the net interest margin by changing the deposit composition mix between interest-bearing and noninterest-bearing accounts. Money market checking and savings decreased $91.4 million, or 17.4 percent, and $21.9 million, or 18.0 percent, respectively, to $434.7 million and $99.7 million, respectively, at September 30, 2006 from $526.2 million and $121.6 million, respectively, at December 31, 2005. These accounts decreased because customers shifted their balances into higher yielding certificates of deposit. Time deposits of $100,000 or more increased $231.7 million, or 19.9 percent, to $1.39 billion at September 30, 2006 from $1.16 billion at December 31, 2005. This growth reflects the shift away from low-yielding accounts that normally occurs as interest rates rise and depositors take advantage of the greater interest rate differentials available in the market.
FHLB Advances and Other Borrowings
     FHLB advances and other borrowings consist primarily of advances from the FHLB and overnight Federal funds. At September 30, 2006 and December 31, 2005, advances from the FHLB were $168.2 million and $43.5 million, respectively. There were no overnight Federal funds at September 30, 2006 or December 31, 2005. Among the FHLB advances and other borrowings at September 30, 2006, short-term borrowings with a remaining maturity of less than one year were $31.2 million, and the weighted-average interest rate thereon was 4.34 percent.
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

     The following table shows the status of the gap position as of September 30, 2006:

		After Three	After One
	Within	Months	Year But		Non-
	Three	But Within	Within Five	After Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$97,609	$97,609
Federal Funds Sold	67,000	—	—	—	—	67,000
Securities:
Fixed Rate	6,825	30,412	201,772	113,082	—	352,091
Floating Rate	10,406	2,589	28,902	4,968	—	46,865
Loans:
Fixed Rate	41,047	48,253	379,591	250,258	—	719,149
Floating Rate	1,905,005	22,696	189,723	3,671	—	2,121,095
Non-Accrual	—	—	—	—	13,470	13,470
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(31,844)	(31,844)
FRB and FHLB Stock	—	—	—	24,768	—	24,768
Other Assets	—	23,368	—	7,697	298,543	329,608

Total Assets	$2,030,283	$127,318	$799,988	$404,444	$377,778	$3,739,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$51,459	$151,708	$364,099	$189,635	$—	$756,901
Savings	11,784	32,255	44,700	10,980	—	99,719
Money Market Checking and NOW Accounts	64,579	123,949	141,107	105,103	—	434,738
Time Deposits:
Fixed Rate	762,761	908,188	10,982	346	—	1,682,277
Floating Rate	146	—	—	—	—	146
FHLB Advances and Other Borrowings	1,220	30,000	133,292	4,923	—	169,435
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	42,828	42,828
Shareholders’ Equity	—	—	—	—	471,361	471,361

Total Liabilities and Shareholders’ Equity	$974,355	$1,246,100	$694,180	$310,987	$514,189	$3,739,811

Repricing Gap	$1,055,928	$(1,118,782)	$105,808	$93,457	$(136,411)	$—
Cumulative Repricing Gap	$1,055,928	$(62,854)	$42,954	$136,411	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	28.23%	(1.68%)	1.15%	3.65%	—%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	31.70%	(1.89%)	1.29%	4.10%	—%
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

     As of September 30, 2006, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 31.70 percent. This was an increase from the previous quarter’s figure of 25.78 percent. The increase was caused by an increase of $65.9 million in Federal funds sold maturing within three months, a decrease of $129.7 million in floating rate time deposits maturing within three months, and by a decrease of $77.3 million in FHLB advances and other borrowings maturing within three months, offset by an increase of $40.2 million in fixed rate time deposits with maturities of three months or less. As of September 30, 2006, the cumulative repricing gap as a percentage of interest-earning assets in the three to twelve-month period was (1.89) percent. This was a decrease from the previous quarter’s figure of (2.59) percent. The decrease was caused by an increase of $69.9 million in FHLB advances with maturities of more than one year and a decrease of $16.7 million in fixed rate securities with maturities of more than one year, offset by an increase of $51.6 million in fixed rate loans with maturities of more than one year. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was (5.95) percent. The floating gap position in the less-than-one year period was 0.70 percent.
     The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less than Three Months		Less Than Twelve Months
	September 30,	June 30,	September 30,	June 30,
	2006	2006	2006	2006
	(Dollars in Thousands)
Cumulative Repricing Gap	$1,055,928	$829,048	$(62,854)	$(83,441)
Percentage of Total Assets	28.23%	22.87%	(1.68%)	(2.30%)
Percentage of Interest-Earning Assets	31.70%	25.78%	(1.89%)	(2.59%)
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
     From time to time, the Bank has offered certificate of deposit (“CD”) products that have offered customers CD rates that are tied to market indexes, including the Standard & Poor’s 500 Index. In order to hedge the market risk associated with the embedded options inherent in them, the Bank has entered into equity and currency swap contracts that are accounted for at market value. Management believes these swaps effectively hedge the economic risk associated with these CD products, but the swaps do not qualify for hedge accounting treatment under GAAP. The currency swap and related CD’s matured during the three months ended March 31, 2006.
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

     Core deposits, expressed as a percentage of the Bank’s total assets, decreased to 29.9 percent at September 30, 2006 from 35.2 percent at December 31, 2005. Short-term non-core funding as a percentage of the Bank’s total assets increased to 45.5 percent at September 30, 2006 from 41.8 percent at December 31, 2005. Off-balance sheet items, primarily unused credit lines, as a percentage of the Bank’s total assets, increased to 20.1 percent at September 30, 2006 from 19.7 percent at December 31, 2005. During the nine months ended September 30, 2006, the Bank continued to see strong demand for loans. Net loans as a percentage of the Bank’s total assets increased to 75.5 percent at September 30, 2006 from 72.4 percent at December 31, 2005.
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total shareholders’ equity was $471.4 million at September 30, 2006, which represented an increase of $44.6 million, or 10.4 percent, over total shareholders’ equity of $426.8 million at December 31, 2005.
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
     At September 30, 2006, Hanmi Financial’s Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $339.3 million. This represented an increase of $46.5 million, or 15.9 percent, over Tier 1 capital of $292.8 million at December 31, 2005. At September 30, 2006, Hanmi Financial had a ratio of total capital to total risk-weighted assets of 12.02 percent and a ratio of Tier 1 capital to total risk-weighted assets of 11.03 percent. The Tier 1 leverage ratio was 9.78 percent at September 30, 2006.
     The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of September 30, 2006:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$369,672	12.02%	$246,089	8.00%	N/A	N/A
Hanmi Bank	$368,868	12.00%	$245,850	8.00%	$307,312	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$339,267	11.03%	$123,044	4.00%	N/A	N/A
Hanmi Bank	$338,464	11.01%	$122,925	4.00%	$184,387	6.00%
Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$339,267	9.78%	$138,783	4.00%	N/A	N/A
Hanmi Bank	$338,464	9.76%	$138,664	4.00%	$173,329	5.00%
Dividends
     On September 20, 2006, we declared a quarterly cash dividend of $0.06 per common share for the third quarter of 2006. The dividend was paid on October 13, 2006. Future dividend payments are subject to the future earnings and legal requirements and the discretion of the Board of Directors.
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 5 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited), “Item 1. Business — Small Business Administration Guaranteed Loans” and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
ITEM 4. CONTROLS AND PROCEDURES
     As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, we concluded that:
•	Our disclosure controls and procedures were effective as of September 30, 2006; and

•	No change in our internal controls over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 25, 2006, the Board of Directors of Hanmi Financial authorized the repurchase of up to $50.0 million of common stock. As of September 30, 2006, there have been no shares repurchased.
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

HANMI FINANCIAL CORPORATION

Date: November 9, 2006	By:	/s/ Sung Won Sohn, Ph.D. Sung Won Sohn, Ph.D.
President and Chief Executive Officer

	By:	/s/ Michael J. Winiarski

Michael J. Winiarski
Senior Vice President and Chief Financial Officer