Form 10-K
period 2006-12-31
HANMI FINANCIAL CORP
filed 2007-03-01
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From To

Commission file number: 000-30421

HANMI FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3660 Wilshire Boulevard, Penthouse Suite ALos Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)
(213) 382-2200
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $793,388,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 14, 2007 was 49,193,917 shares.

Documents Incorporated By Reference Herein:  Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2006, is incorporated by reference into Part III of this report.

HANMI FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1.  Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For a discussion of some of the factors that might cause such a difference, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

PART I

ITEM 1.	BUSINESS

General

Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation incorporated on March 14, 2000 pursuant to a Plan of Reorganization and Agreement of Merger to be the holding company for Hanmi Bank (the “Bank”). Hanmi Financial became the holding company for the Bank in June 2000 and is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”). Hanmi Financial also elected financial holding company status under the BHCA in 2000. Our principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, and our telephone number is (213) 382-2200.

Hanmi Bank, our primary subsidiary, was incorporated under the laws of the State of California on August 24, 1981 and was licensed by the California Department of Financial Institutions (“DFI”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDI Act”) up to applicable limits thereof, and the Bank is a member of the Federal Reserve System. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

Hanmi Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic population of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. At December 31, 2006, the Bank had 22 full-service branch offices in California and nine loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington.

Our revenues are derived primarily from interest on our loan and securities portfolios and service charges on deposit accounts. A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)

Interest and Fees on Loans	$239,075	80.8%	$180,845	78.2%	$117,999	72.9%
Interest on Investments	19,710	6.7%	18,507	8.0%	17,372	10.7%
Other Interest Income	1,404	0.5%	1,589	0.7%	183	0.1%
Service Charges on Deposit Accounts	17,134	5.8%	15,782	6.8%	14,441	8.9%
Other Non-Interest Income	18,470	6.2%	14,600	6.3%	11,770	7.4%

Total Revenues	$295,793	100.0%	$231,323	100.0%	$161,765	100.0%

Business Acquisitions

In 2004, Hanmi Financial completed the acquisition of Pacific Union Bank (“PUB”), Los Angeles, California, and PUB was merged with Hanmi Bank.

Effective January 3, 2007, Hanmi Financial acquired two full-service insurance agencies, Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“AWI”), Garden Grove, California, as wholly-owned subsidiaries. The acquisition is not expected to have a significant effect on our financial position or results of operations.

Market Area

Hanmi Bank historically has provided its banking services through its branch network, located primarily in the Koreatown area of Los Angeles, to a wide variety of small- to medium-sized businesses. In recent years, it has expanded its service areas through de novo branching to Orange County, Santa Clara and San Diego and through acquisition to San Francisco and Seattle. Throughout the Bank’s service area, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over a wide geographic area, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions, the Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. Substantially all of our assets are located in, and substantially all of our revenues are derived from clients located within, the State of California.

In 2005 and 2006, the Bank opened loan production offices in Atlanta, Chicago, Dallas, Denver and Annandale. These offices will expand our geographic coverage by providing commercial and industrial, real estate and Small Business Administration (“SBA”) loans. The Bank also has loan production offices in Los Angeles, California; the San Jose, California metropolitan area; and the Seattle, Washington metropolitan area. We plan to continue to expand our business services by opening additional loan production offices in selected locations throughout the United States. The Bank is a preferred SBA lender in the following SBA districts: California (Los Angeles, Santa Ana, San Diego, Fresno, San Francisco and Sacramento), Portland, Seattle, Anchorage, Denver, Texas (Dallas and Houston), Illinois, Georgia, Florida, Virginia, Washington, D.C., Maryland, New Jersey and New York.

Lending Activities

Hanmi Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include commercial loans, SBA guaranteed loans, loans secured by real estate (commercial mortgage loans, real estate construction loans and residential mortgage loans) and consumer loans.

Commercial Loans

Hanmi Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the origination of commercial loans is in Los Angeles and Orange Counties, and loan maturities are normally 12 to 60 months. Hanmi Bank requires a credit underwriting before considering any extension of credit. The Bank finances primarily small and middle market businesses in a wide spectrum of industries. Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes. As compared to consumer lending, commercial lending entails significant additional risks. These loans typically involve larger loan balances, are generally dependent on the business’s cash flow and may be subject to adverse conditions in the general economy or in a specific industry. Short-term business loans generally are intended to finance current operations and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

In general, it is the intent of Hanmi Bank to take collateral whenever possible, regardless of the loan purpose(s). Collateral may include liens on inventory, accounts receivable, fixtures and equipment, leasehold improvements and real estate. When real estate is the primary collateral, the Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. Typically, Hanmi Bank requires all principals of a business to be co-obligors on all loan instruments and all significant stockholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only their obligations to Hanmi Bank debt, but also all outstanding business debt, without liquidating the collateral, based on historical earnings or reliable projections.

SBA Guaranteed Loans

Hanmi Bank originates loans qualifying for guarantees issued by the United States SBA, an independent agency of the Federal government. The SBA guarantees on such loans currently range from 75 percent to 85 percent of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75 percent. In general, the guaranteed percentage is less than 75 percent for loans over $1.3 million. Hanmi Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the loan is secured by a first deed of trust on real property, the Bank obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from five to twenty years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, on the basis of historical earnings or reliable projections.

Hanmi Bank generally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA guaranteed loans that it originates. During the fourth quarter of 2006, the Bank began selling the unguaranteed portion of SBA loans. When Hanmi Bank sells a SBA loan, it may be obligated to repurchase the loan (for a period of 90 days after the sale) if the loan fails to comply with certain representations and warranties given by the Bank. The Bank is also obligated to repurchase the loan (before 120 days past due) if the loan is past due. Hanmi Bank retains the obligation to service the SBA loans, for which it receives servicing fees. The unsold portions of the SBA loans that remain owned by Hanmi Bank are included in Loans Receivable on the Consolidated Statements of Financial Condition. As of December 31, 2006, Hanmi Bank had $171.6 million in SBA loans in its portfolio, and was servicing $236.0 million of SBA loans sold to investors.

Loans Secured by Real Estate

Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, Hanmi Bank’s real estate dependence increases the risk of loss both in Hanmi Bank’s loan portfolio and any holdings of other real estate owned as a result of foreclosures on loans.

Commercial Mortgage Loans

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

Hanmi Bank’s commercial real estate loans are principally secured by investor-owned commercial buildings and owner-occupied commercial and industrial buildings. Generally, these types of loans are made for a period of up to seven years, with monthly payments based upon a portion of the principal plus accrued interest, and with a loan-to-value ratio of 65 percent or less, using an adjustable rate indexed to the prime rate appearing in the West Coast edition of The Wall Street Journal (“WSJ Prime Rate”) or Hanmi Bank’s prime rate (“Bank Prime Rate”), as adjusted from time to time. Hanmi Bank also offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and convert to adjustable rate loans for the remaining term. Amortization schedules for commercial real estate loans generally do not exceed 25 years.

Payments on loans secured by investor-owned and owner-occupied properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to the risk of adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans and strictly scrutinizing the property securing the loan. The Bank seeks to manage these risks in a variety of ways, including vacancy and interest rate hike sensitivity analysis at the time of loan origination and quarterly risk assessment of the total commercial real estate secured loan portfolio that includes most recent industry trends. When possible, the Bank also obtains corporate or individual guarantees from financially capable parties. Representatives of the Bank visit all of the properties securing the Bank’s real estate loans before the loans are approved. The Bank requires title insurance insuring the status of its lien on all of the real estate secured loans when a first or second trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. We cannot assure that these procedures will protect against losses on loans secured by real property.

Real Estate Construction Loans

Hanmi Bank finances the construction of multifamily, low-income housing, commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following characteristics:

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

Hanmi Bank does, on a case-by-case basis, commit to making permanent loans on the property with loan conditions that command strong project stability and debt service coverage. Construction loans involve additional risks compared to loans secured by existing improved real property. These include the following:

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

Residential Mortgage Loans

Hanmi Bank originates fixed-rate and variable-rate mortgage loans secured by one- to four-family properties with amortization schedules of 15 to 30 years and maturities of up to 30 years. The loan fees charged, interest rates and other provisions of the Bank’s residential loans are determined by an analysis of the Bank’s cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs. The Bank may sell some of the mortgage loans that it originates to secondary market participants. The typical turn-around time from origination to sale is between 30 and 90 days. The interest rate and the price of the loan are typically agreed to prior to the loan origination.

Consumer Loans

Consumer loans are extended for a variety of purposes. Most are for the purchase of automobiles. Other consumer loans include secured and unsecured personal loans, home improvement loans, home equity lines of credit (“HELOC’s”), overdraft protection loans, unsecured lines of credit and credit cards. Management assesses the borrower’s creditworthiness and ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Most of Hanmi Bank’s loans to individuals are repayable on an installment basis.

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

Off-Balance Sheet Commitments

As part of its service to its small- to medium-sized business customers, Hanmi Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit or standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by Hanmi Bank to guarantee the performance of a customer to a third party.

Lending Procedures and Loan Limits

Loan applications may be approved by the Board of Directors’ Loan Committee, or by Hanmi Bank’s management or lending officers to the extent of their lending authority. Individual lending authority is granted to the Chief Credit Officer, the Deputy Chief Credit Officer and the Senior Credit Officer. In early 2006, the Bank granted lending authority to certain additional officers including Branch Managers and the line managers to whom they report. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to Hanmi Bank’s Management Credit Committee and, for those in excess of the Management Credit Committee’s approval limits, to the Board of Directors’ Loan Committee.

At December 31, 2006, Hanmi Bank’s authorized legal lending limits for loans to one borrower were $56.5 million for unsecured loans plus an additional $37.6 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount that exceeds 15 percent of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10 percent on a secured basis. Hanmi Bank’s primary capital plus allowance for loan losses at December 31, 2006 totaled $376.4 million.

Hanmi Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. The review of each loan application includes analysis of the applicant’s experience, prior credit history, income level, cash flow, financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and/or audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are reviewed by an Appraisal Review Officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the USPAP.

Allowance for Loan Losses, Allowance for Off-Balance Sheet Items and Provision for Credit Losses

Hanmi Bank maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing economic conditions. In addition, the Bank maintains an allowance for off-balance sheet items associated with unfunded commitments and letters of credit, which is included in Other Liabilities on the Consolidated Statements of Financial Condition.

Hanmi Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses on a quarterly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The DFI and/or the Board of Governors of the Federal Reserve System (the “FRB”) require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

Deposits

We raise funds primarily through Hanmi Bank’s network of branches. The Bank attracts deposits by offering a wide variety of transaction and term accounts and personalized customer service. Accounts offered include business and personal checking accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts and certificates of deposit.

Website

We maintain an Internet website at www.hanmi.com. We make available free of charge on the website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (“SEC” or “the Commission”). None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Employees

As of December 31, 2006, we had 589 full-time equivalent employees. Our employees are not represented by a union or covered by a collective bargaining agreement.

Insurance

We maintain financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain damages.

Competition

The banking and financial services industry in California generally, and in Hanmi Bank’s market areas specifically, are highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulation, changes in technology and product delivery systems, new competitors in the market, and the accelerating pace of consolidation among financial service providers. We compete for loans, deposits and customers with other commercial banks, savings institutions, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

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

Hanmi Bank’s major competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in Hanmi Bank’s service areas. Amongst these banks, Hanmi Bank is the largest, with a loan portfolio that is 67.3 percent larger than its nearest competitor’s loan portfolio, and a deposit portfolio that is 68.1 percent larger than its nearest competitor’s deposit portfolio. These banks compete for loans primarily through the interest rates and fees they charge and the convenience and quality of service they provide to borrowers. The principal bases of competition for deposits are the interest rate paid, convenience and service.

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

Economic Conditions, Government Policies, Legislation and Regulation

Our profitability, like that of most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our customers and securities held in our investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers, such as recent federal legislation permitting affiliations among commercial banks, insurance companies and securities firms. We cannot predict whether or when any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. In addition, the outcome of any investigations initiated by state authorities or litigation raising issues may result in necessary changes in our operations, additional regulation and increased compliance costs.

Supervision and Regulation

General

We are extensively regulated under both Federal and certain state laws. Regulation and supervision by the federal and state banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”), and not for the benefit of stockholders. Set forth below is a summary description of the key laws and regulations that relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

Hanmi Financial

As a financial holding company, we are subject to regulation and examination by the FRB under the BHCA. We are required to file with the FRB periodic reports and such additional information as the FRB may require.

The FRB may require us to terminate an activity or terminate control of, liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of our banking subsidiary. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain FRB approval prior to purchasing or redeeming our equity securities. Further, we are required by the FRB to maintain certain levels of capital. See “Capital Standards.”

We are required to obtain prior FRB approval for the acquisition of more than five percent of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior FRB approval is also required for the merger or consolidation of a bank holding company with another bank holding company. Similar state banking agency approvals may also be required. Certain competitive, management, financial and other factors are considered by the bank regulatory agencies in granting these approvals.

We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than five percent of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to subsidiaries. However, subject to prior notice or FRB approval, we may engage in any, or acquire shares of companies engaged in, those non-banking activities that the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. We may make acquisitions and engage in these non-banking and certain other activities without prior FRB approval pursuant to our election as a financial holding company.

FRB regulations require that each bank holding company serve as a source of financial and managerial strength to its subsidiary bank(s) and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both. The FRB’s bank holding company rating system emphasizes risk management and evaluation of the potential impact of non-depository entities on safety and soundness.

We are also a bank holding company within the meaning of the California Financial Code. As such, Hanmi Financial and our subsidiary are subject to examination by, and may be required to file reports with, the DFI.

Financial Holding Status

In order to elect or retain financial holding company status, our depository institution subsidiary must be well-capitalized, well-managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company. We elected financial holding company status in 2000.

As a bank holding company that has elected to be a financial holding company, we may affiliate with securities firms and insurance companies and engage in other activities, without prior FRB notice or approval, that are determined to be financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

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

The Bank

As a California chartered bank that is a member of the Federal Reserve, we are subject to primary supervision, periodic examination and regulation by the DFI and the FRB through the Federal Reserve Bank of San Francisco, as well as certain regulations promulgated by the FDIC. If, as a result of an examination of the Bank, the FRB or DFI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our banking operations are unsatisfactory or that the Bank is violating or has violated any law or regulation, various remedies are available to the FRB, including the power to require affirmative action to correct any conditions resulting from any violation or practice; enter into informal non-public or formal public memoranda of understanding or written agreements with the Bank to take corrective action; issue an administrative order that can be judicially enforced; enjoin “unsafe or unsound” practices; direct an increase in capital; restrict our growth; assess civil monetary penalties; and remove officers and directors. Ultimately, the DFI could take possession and close and liquidate the Bank.

The DFI also possesses broad powers to take corrective and other supervisory actions to resolve the problems of California state-chartered banks. These enforcement powers include cease and desist orders, the imposition of fines, the ability to take possession of a bank and the ability to close and liquidate a bank.

Changes, such as the following, in Federal or state banking laws or the regulations, policies or guidance of the Federal or state banking agencies could have a material adverse impact on us, the Bank and our operations:

•	In December 2006, the Federal banking agencies issued final guidance to reinforce sound risk management practices for bank holding companies and banks in commercial real estate (“CRE”) loans which establishes CRE concentration thresholds as criteria for examiners to identify CRE concentration that may warrant further analysis. The implementation of these guidelines could result in increased reserves and capital costs for banks with “CRE concentration.” As of December 31, 2006, the Bank’s CRE portfolio would not meet the definition of CRE concentration as set forth in the guidelines.

•	In September 2006, the Federal banking agencies issued final guidance on alternative residential mortgage products that allow borrowers to defer repayment of principal and sometimes interest, including “interest-only” mortgage loans, and “payment option” adjustable rate mortgages where a borrower has flexible payment options, including payments that have the potential for negative amortization. While acknowledging that innovations in mortgage lending can benefit some consumers, the final guidance states that management should (1) assess a borrower’s ability to repay the loan, including any principal balances added through negative amortization, at the fully indexed rate that would apply after the introductory period, (2) recognize that certain nontraditional mortgages are untested in a stressed environment and warrant strong risk management standards as well as appropriate capital and loan loss reserves, and (3) ensure that borrowers have sufficient information to clearly understand loan terms and associated risks prior to making a product or payment choice. The Bank believes its products and disclosures are in conformance with the requirements of the guidance.

•	Pursuant to the Financial Services Regulatory Relief Act of 2006, the SEC and the FRB have released, as Regulation R, joint proposed rules expected to be finalized by midyear to implement exceptions provided for in the Gramm-Leach-Bliley Act for bank securities activities which banks may conduct without registering with the SEC as securities brokers or moving such activities to a broker-dealer affiliate. The proposed Regulation R “push out” rules exceptions would allow a bank, subject to certain conditions, to continue to conduct securities transactions for customers as part of the bank’s trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer. The proposed rules, if adopted, are not expected to have a material effect on the current securities activities which the Bank now conducts for customers.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “non-banking” activities commonly conducted by national banks in operating subsidiaries, and may conduct certain “financial activities” in a subsidiary to the same extent as may a national bank. However, in order to form a financial subsidiary, the Bank must be “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. Further, the Bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the Bank’s assets. The Bank must also have policies and procedures to assess financial subsidiary risk and protect the Bank from such risks and potential liabilities and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the Bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, under present law, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate brokerage or in merchant banking activities. Chun-Ha and AWI are financial subsidiaries of Hanmi Financial.

Federal Home Loan Bank (“FHLB”) System

The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As a FHLB member, we are required to own a certain amount of capital stock in the FHLB. At December 31, 2006, we were in compliance with the stock requirements.

Interstate Banking and Branching

Subject to certain size limitations under the Riegle-Neal Interstate Banking Act, bank holding companies and banks have the ability to acquire and merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home states. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addressed accounting oversight and corporate governance matters, and, among other things:

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls on, and reporting of, insider trading; and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date, these costs have not had a material impact on our operations.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to Hanmi Financial, which is a legal entity separate and distinct from the Bank. A FRB policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the Federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Capital Standards” below.

The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. Under such restrictions, the amount available for payment of dividends to Hanmi Financial by the Bank totaled $131.0 million at December 31, 2006. In addition, the Bank’s regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Capital Standards

The Federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks that are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from zero percent for assets with low credit risk, such as certain U.S. Treasury securities, to 100 percent for assets with relatively high credit risk, such as business loans.

Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying non-cumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier I capital may consist of trust-preferred securities, subject to the FRB’s final rule adopted March 4, 2005, which changed the criteria and quantitative limits for inclusion of restricted core capital elements in Tier I capital. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock and trust-preferred securities that do not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4.0 percent. In addition to the risk-based guidelines, Federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3.0 percent.

As of December 31, 2006, the regulatory capital guidelines and the actual capital ratios for Hanmi Financial and the Bank were as follows:

			Actual as of
	Requirement		December 31, 2006
	Adequately	Well	Hanmi	Hanmi
	Capitalized	Capitalized	Bank	Financial

Total Risk-Based Capital Ratio	8.0%	10.0%	12.28%	12.55%
Tier 1 Risk-Based Capital Ratio	4.0%	6.0%	11.31%	11.58%
Tier 1 Leverage Capital Ratio	4.0%	5.0%	9.85%	10.08%

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory outside the U.S. in 2008. In October 2006, the U.S. federal banking agencies issued a notice of proposed rulemaking for comment to implement Basel II for U.S. banks with certain differences from the international Basel II framework and which would not be fully in effect for U.S. banks until 2012. Further, the U.S. banking agencies propose to retain the minimum leverage requirement and prompt corrective action regulatory standards. In December 2006, the federal banking agencies issued another notice of proposed rulemaking for comment, referred to as Basel IA, which proposed alternative capital requirements for smaller U.S. banks that may be negatively impacted competitively by certain provisions of Basel II. Additional guidance on Basel II issued in February 2007 stated the agencies’ expectation that to determine the extent to which banks should hold capital in excess of regulatory minimum levels, examiners would examine the combined implications of a bank’s compliance with qualification requirements for regulatory risk-based capital standards, the quality and results of the bank’s internal capital adequacy assessment process, and the examiners’ assessment of the bank’s risk profile and capital position. At this time, the impact that proposed changes in capital requirements may have on the cost and availability of different types of credit and the compliance cost of implementing Basel II or Basel IA, as applicable, are uncertain.

The federal banking agencies possess broad power under the FDI Act to take “prompt corrective action” to resolve the problems of insured depository institutions that fall within any undercapitalized category. In addition, the federal banking agencies have adopted non-capital safety and soundness standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

Premiums for Deposit Insurance

Through the DIF, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due principally to continued growth in deposits, the BIF is nearing its minimum ratio of 1.25 percent of insured deposits as mandated by law. The Federal Deposit Insurance Reform Act of 2006 (“FDIRA”) provided, among other things, for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, and a one-time aggregate assessment credit for depository institutions in existence on December 31, 1996 (or their successors) which paid assessments to recapitalize the insurance funds after the banking crises of the late 1980s and early 1990s. The FDIC issued final regulations, effective January 1, 2007, implementing the provisions of FDIRA and, in February 2007, issued for comment guidelines, including business line concentrations and risk of failure and severity of loss in the event of failure to be used by the FDIC for possibly raising premiums by up to 0.50 basis points for large banks with $10 billion or more in assets.

The FDIC may terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or they may prejudice the interests of the bank’s depositors. The termination of deposit insurance for the Bank also result in the revocation of the Bank’s charter by the DFI.

All FDIC-insured depository institutions must also pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rate for the fourth quarter of fiscal 2006 was 1.24 basis points for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Extensions of Credit to Insiders and Transactions with Affiliates

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

USA PATRIOT Act

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs, which include:

•	the establishment of a customer identification program;

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could have serious reputation consequences for Hanmi Financial and the Bank.

Consumer Laws

Examination and enforcement by the bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The Bank is subject to many Federal consumer protection statutes and regulations, some of which are discussed below.

The Home Ownership and Equal Protection Act of 1994 (“HOEPA”) requires extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Typically, predatory lending involves at least one, and perhaps all three, of the following elements:

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

Regulatory and banking agency guidelines aimed at curbing predatory lending significantly widen the pool of high cost home secured loans covered by HOEPA. In addition, the regulations bar certain refinances within a year with another loan subject to HOEPA by the same lender or loan servicer. Lenders also will be presumed to have violated the law — which says loans should not be made to people unable to repay them — unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

Privacy policies are required by Federal banking regulations that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to those rules, financial institutions must provide:

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

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (“FACT Act”), requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a Federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act (“Check 21”) facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

The Equal Credit Opportunity Act (“ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (“FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the Federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial non-compliance.” In its last examination for CRA compliance, as of August 30, 2004, the Bank was rated “Satisfactory.”

The Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Federal Reserve Board amended regulations issued under HMDA to require the reporting for 2004 of certain pricing data with respect to higher priced mortgage loans. The expanded 2004 HMDA data is being reviewed by Federal banking agencies and others from a fair lending perspective. We do not expect that the HMDA data reported by the Bank for 2005 will raise material issues regarding the Bank’s compliance with the fair lending laws.

The Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other penalties.

The National Flood Insurance Act (“NFIA”) requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance. Hurricane Katrina focused awareness on this requirement. Lenders are required to provide notice to borrowers of special flood hazard areas and require such coverage before making, increasing, extending or renewing such loans. Financial institutions that demonstrate a pattern and practice of lax compliance are subject to the issuance of cease and desist orders and the imposition of per loan civil money penalties, up to a maximum fine, which currently is $125,000. Fine payments are remitted to the Federal Emergency Management Agency for deposit into the National Flood Mitigation Fund.

Due to heightened regulatory concern related to compliance with HOEPA, privacy laws and regulations, FACT, Check 21, ECOA, TILA, FH Act, CRA, HMDA, RESPA and NFIA generally, the Bank may incur additional compliance costs or be required to expend additional funds for CRA investments.

Regulation of Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, Federal and self-regulatory bodies. Chun-Ha and AWI are subject to the licensing and supervisory authority of the California Commissioner of Insurance.

ITEM 1A.	RISK FACTORS

In addition to other factors set forth herein, below is a discussion of certain factors that may affect our financial operations and should be considered in evaluating us:

Our Southern California business focus and economic conditions in Southern California could adversely affect our operations.  The Bank’s operations are located primarily in Los Angeles and Orange counties. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. Deterioration in economic conditions in the Bank’s market area, or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.

Our concentrations in commercial real estate loans located primarily in Southern California could have adverse effects on credit quality.  Approximately 33.5 percent of the Bank’s loan portfolio consists of commercial real estate and construction loans, primarily in Southern California. As a result of this concentration, a deterioration of the Southern California commercial real estate market could have adverse consequences for the Bank. Among the factors that could contribute to such a decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.

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

Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. The office is leased pursuant to a five-year term, which expires on November 30, 2008.

The following table sets forth information about our offices:

Owned/
Office	Type of Office	Address	City/State	Leased

Corporate Headquarters	Headquarters(1)	3660 Wilshire Boulevard, Penthouse Suite A	Los Angeles, CA	Leased
Cerritos Branch	Branch	11754 East Artesia Boulevard	Artesia, CA	Leased
Downtown Branch	Branch	950 South Los Angeles Street	Los Angeles, CA	Leased
Fashion District Branch	Branch	726 East 12th Street, Suite 211	Los Angeles, CA	Leased
Garden Grove Branch	Branch	9820 Garden Grove Boulevard	Garden Grove, CA	Owned
Gardena Branch	Branch	2001 West Redondo Beach Boulevard	Gardena, CA	Leased
Irvine Branch	Branch	14474 Culver Drive, Suite D	Irvine, CA	Leased
Koreatown Galleria Branch	Branch	3250 West Olympic Boulevard, Suite 200	Los Angeles, CA	Leased
Koreatown Plaza Branch	Branch(2)	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
Mid-Olympic Branch	Branch(3)	3099 West Olympic Boulevard	Los Angeles, CA	Owned
Olympic Branch	Branch(4)	3737 West Olympic Boulevard	Los Angeles, CA	Owned
Rowland Heights Branch	Branch	18720 East Colima Road	Rowland Heights, CA	Leased
San Diego Branch	Branch	4637 Convoy Street, Suite 101	San Diego, CA	Leased
San Francisco Branch	Branch	1491 Webster Street	San Francisco, CA	Leased
Silicon Valley Branch	Branch	2765 El Camino Real	Santa Clara, CA	Leased
South Cerritos Branch	Branch	11900 South Street, Suite 109	Cerritos, CA	Leased
Torrance Branch	Branch	2370 Crenshaw Boulevard, Suite H	Torrance, CA	Leased
Van Nuys Branch	Branch	14427 Sherman Way	Van Nuys, CA	Leased
Vermont Branch	Branch(5)	933 South Vermont Avenue	Los Angeles, CA	Owned
West Garden Grove Branch	Branch	9122 Garden Grove Boulevard	Garden Grove, CA	Owned
West Torrance Branch	Branch	21838 Hawthorne Boulevard	Torrance, CA	Leased
Western Branch	Branch	120 South Western Avenue	Los Angeles, CA	Leased
Wilshire Branch	Main Branch(6)	3660 Wilshire Boulevard, Suite 103	Los Angeles, CA	Leased
Commercial Loan Department	Loan Office(1)	3660 Wilshire Boulevard, Suite 1050	Los Angeles, CA	Leased
SBA Loan Department	Loan Office(1)	3327 Wilshire Boulevard	Los Angeles, CA	Leased
Atlanta LPO	Loan Office(1)	3585 Peachtree Industrial Boulevard, Suite 144	Duluth, GA	Leased
Chicago LPO	Loan Office(1)	6200 North Hiawatha, Suite 235	Chicago, IL	Leased
Dallas LPO	Loan Office(1)	2711 LBJ Freeway, Suite 114	Farmers Branch, TX	Leased

Owned/
Office	Type of Office	Address	City/State	Leased

Denver LPO	Loan Office(1)	3033 South Parker Road, Suite 340	Aurora, CO	Leased
Northern California LPO	Loan Office(1)	39899 Balentine Drive, Suite 200	Newark, CA	Leased
Northwest Region LPO No. 1	Loan Office(1)	33110 Pacific Highway South, Suite 4	Federal Way, WA	Leased
Northwest Region LPO No. 2	Loan Office(1)	3500 108th Avenue Northeast, Suite 280	Bellevue, WA	Leased
Virginia LPO	Loan Office(1)	7535 Little River Turnpike, Suite 200B	Annandale, VA	Leased

(1)	Deposits are not accepted at this facility.

(2)	Residential Mortgage Center is also located at this facility.

(3)	Auto Loan Center and Consumer Loan Center are also located at this facility.

(4)	Training Facility is also located at this facility.

(5)	Administrative offices are also located at this facility.

(6)	International Finance Department is also located at this facility.

Hanmi Financial and Hanmi Bank consider their present facilities to be sufficient for their current operations.

ITEM 3.	LEGAL PROCEEDINGS

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

During the fourth quarter of 2006, no matters were submitted to stockholders for a vote.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported by NASDAQ under the symbol “HAFC.”

	High	Low	Cash Dividend
2006:
Fourth Quarter	$22.88	$18.89	$0.06 per share
Third Quarter	$20.00	$18.13	$0.06 per share
Second Quarter	$20.46	$17.09	$0.06 per share
First Quarter	$19.95	$17.04	$0.06 per share
2005:
Fourth Quarter	$20.42	$16.51	$0.05 per share
Third Quarter	$19.72	$16.27	$0.05 per share
Second Quarter	$17.90	$14.05	$0.05 per share
First Quarter	$19.19	$15.62	$0.05 per share

Hanmi Financial had 344 registered stockholders of record as of February 14, 2007.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2006 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)
Equity Compensation Plans Approved By Security Holders	1,755,813	$15.31	2,206,092
Equity Compensation Plans Not Approved By Security Holders	678,502(1)	$13.45	—

Total Equity Compensation Plans	2,434,315	$14.79	2,206,092

(1)	Composed of: a) stock options granted to Chief Executive Officer to purchase 350,000 shares of common stock at an exercise price of $17.165 per share with vesting in equal annual installments of 16.66%, subject to accelerated vesting upon certain corporate transactions, and expiring no later than November 3, 2014; and b) remaining stock warrants issued to affiliates of Castle Creek Financial LLC (for services rendered in connection with the placement of Hanmi Financial’s equity securities) to purchase a total of 328,502 shares of common stock at an exercise price of $9.50 per share.

Performance Graph

Set forth below is a graph comparing stockholder return on Hanmi Financial’s common stock valued on the market price of common stock with the cumulative total returns for companies on an indexed basis of a $100 investment in Hanmi Financial common stock, the NASDAQ Composite® (U.S.) Index and the Standard and Poors (“S&P) 500 Financials Index. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference this Annual Report into any filing under the Security Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPARISON OF CUMULATIVE TOTAL RETURN ON $100 INVESTMENT
AMONG HANMI FINANCIAL, NASDAQ COMPOSITE ® (U.S.) INDEX AND S&P 500 FINANCIALS INDEX COMPARATIVE RETURN

		December 31,
Index	Symbol	2001	2002	2003	2004	2005	2006
Hanmi Financial	HAFC	100.00	125.24	148.62	270.18	268.53	338.74
NASDAQ Composite	^IXIC	100.00	68.47	102.71	111.53	113.06	123.82
S&P 500 Financials	S5FINL	100.00	83.58	106.92	115.72	120.03	139.43

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five years ended December 31, 2006 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except for per share data)

SUMMARY STATEMENT OF INCOME:
Interest Income	$260,189	$200,941	$135,554	$77,417	$69,316
Interest Expense	106,429	62,111	32,617	20,796	21,345

Net Interest Income Before Provision for Credit Losses	153,760	138,830	102,937	56,621	47,971
Provision for Credit Losses	7,173	5,395	2,907	5,680	4,800
Non-Interest Income	35,604	30,382	26,211	20,022	21,204
Non-Interest Expenses	75,954	69,133	66,566	39,325	38,333

Income Before Provision for Income Taxes	106,237	94,684	59,675	31,638	26,042
Provision for Income Taxes	40,588	36,455	22,975	12,425	9,012

NET INCOME	$65,649	$58,229	$36,700	$19,213	$17,030

SUMMARY STATEMENT OF FINANCIAL CONDITION:
Cash and Cash Equivalents	$138,501	$163,477	$127,164	$62,595	$122,772
Total Investment Securities	391,579	443,912	418,973	414,616	279,548
Loans Receivable, Net(1)	2,837,390	2,469,080	2,234,842	1,248,399	975,154
Total Assets	3,725,243	3,414,252	3,104,188	1,787,139	1,457,313
Total Deposits	2,944,715	2,826,114	2,528,807	1,445,835	1,283,979
Total Liabilities	3,238,126	2,987,475	2,704,278	1,647,672	1,332,845
Total Shareholders’ Equity	487,117	426,777	399,910	139,467	124,468
Tangible Equity	273,159	209,028	178,791	137,424	122,304
Average Net Loans	2,721,229	2,359,439	1,912,534	1,103,765	882,625
Average Investment Securities	414,672	418,750	425,537	379,635	244,675
Average Interest-Earning Assets	3,214,761	2,871,564	2,387,412	1,538,820	1,222,050
Average Total Assets	3,602,181	3,249,190	2,670,701	1,623,214	1,308,885
Average Deposits	2,881,448	2,632,254	2,129,724	1,416,564	1,164,562
Average Borrowings	221,347	165,482	223,780	63,138	21,847
Average Interest-Bearing Liabilities	2,367,389	2,046,227	1,687,688	1,057,249	854,858
Average Shareholders’ Equity	458,227	417,813	293,313	132,369	112,927
Average Tangible Equity	242,362	198,527	143,262	130,252	110,762
PER SHARE DATA:
Earnings Per Share — Basic	$1.34	$1.18	$0.87	$0.68	$0.62
Earnings Per Share — Diluted	$1.33	$1.17	$0.84	$0.67	$0.60
Book Value Per Share(2)	$9.93	$8.77	$8.11	$4.92	$4.47
Tangible Book Value Per Share(3)	$5.57	$4.30	$3.62	$4.85	$4.39
Cash Dividends Per Share	$0.24	$0.20	$0.20	$0.20	$—
Common Shares Outstanding	49,076,613	48,658,798	49,330,704	28,326,820	27,830,866

(1)	Loans are net of deferred fees and related direct costs.

(2)	Total shareholders’ equity divided by common shares outstanding.

(3)	Tangible equity divided by common shares outstanding.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002

SELECTED PERFORMANCE RATIOS:
Return on Average Assets(4)	1.82%	1.79%	1.37%	1.18%	1.30%
Return on Average Shareholders’ Equity(5)	14.33%	13.94%	12.51%	14.51%	15.08%
Return on Average Tangible Equity(6)	27.09%	29.33%	25.62%	14.75%	15.38%
Net Interest Spread(7)	3.59%	3.96%	3.75%	3.06%	3.17%
Net Interest Margin(8)	4.78%	4.83%	4.31%	3.68%	3.93%
Efficiency Ratio(9)	40.11%	40.86%	51.54%	51.31%	55.41%
Dividend Payout Ratio(10)	17.91%	16.95%	22.99%	29.41%	—
Average Shareholders’ Equity to Average Total Assets	12.72%	12.86%	10.98%	8.15%	8.63%
SELECTED CAPITAL RATIOS:
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	12.55%	12.04%	11.98%	11.13%	12.14%
Hanmi Bank	12.28%	11.98%	11.80%	11.09%	11.94%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	11.58%	11.03%	10.93%	10.05%	11.01%
Hanmi Bank	11.31%	10.96%	10.75%	10.00%	10.81%
Tier 1 Capital to Average Total Assets:
Hanmi Financial	10.08%	9.11%	8.93%	7.80%	8.50%
Hanmi Bank	9.85%	9.06%	8.78%	7.75%	8.34%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans(11)	0.50%	0.41%	0.27%	0.68%	0.65%
Non-Performing Assets to Total Assets(12)	0.38%	0.30%	0.19%	0.48%	0.44%
Net Loan Charge-Offs to Average Total Gross Loans	0.17%	0.12%	0.19%	0.29%	0.28%
Allowance for Loan Losses to Total Gross Loans	0.96%	1.00%	1.00%	1.06%	1.14%
Allowance for Loan Losses to Non-Performing Loans	193.86%	246.40%	377.49%	154.13%	173.81%

(4)	Net income divided by average total assets.

(5)	Net income divided by average shareholders’ equity.

(6)	Net income divided by average tangible equity.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets.

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Dividends declared per share divided by basic earnings per share.

(11)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(12)	Non-performing assets consist of non-performing loans and other real estate owned.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Average Shareholders’ Equity	$458,227	$417,813	$293,313	$132,369	$112,927
Less Average Goodwill and Core Deposit Intangible Assets	(215,865)	(219,286)	(150,051)	(2,117)	(2,165)

Average Tangible Equity	$242,362	$198,527	$143,262	$130,252	$110,762

Return on Average Shareholders’ Equity	14.33%	13.94%	12.51%	14.51%	15.08%
Effect of Average Goodwill and Core Deposit Intangible Assets	12.76%	15.39%	13.11%	0.24%	0.30%

Return on Average Tangible Equity	27.09%	29.33%	25.62%	14.75%	15.38%

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)

Total Shareholders’ Equity	$487,117	$426,777	$399,910	$139,467	$124,468
Less Goodwill and Core Deposit Intangible Assets	(213,958)	(217,749)	(221,119)	(2,043)	(2,164)

Tangible Equity	$273,159	$209,028	$178,791	$137,424	$122,304

Book Value Per Share	$9.93	$8.77	$8.11	$4.92	$4.47
Effect of Goodwill and Core Deposit Intangible Assets	(4.36)	(4.47)	(4.49)	(0.07)	(0.08)

Tangible Book Value Per Share	$5.57	$4.30	$3.62	$4.85	$4.39

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with our consolidated financial statements and the notes related thereto presented elsewhere in this Report.

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

Allowance for Loan Losses — We believe the allowance for loan losses and allowance for off-balance sheet items are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on ten segmented loan pools by risk rating, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in non-performing loans. Concentration of credit, change of lending management and staff, quality of loan review system, and change in interest rate are other qualitative factors that are considered in our methodologies. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan losses and allowance for off-balance sheet items.

Loan Sales — We routinely sell SBA and residential mortgage loans to secondary market investors. When SBA guaranteed loans are sold, we generally retain the right to service these loans and we may retain residual and other interests, which are considered retained interests in the sold loans. The gain on sale recorded on these loans depends, in part, on our allocation of the previous carrying amount of the loans to the retained interests. Previous carrying amounts are allocated in proportion to the relative fair values of the loans sold and the interests retained. The fair values of retained interests are estimated based upon the present value of the associated expected future cash flows taking into consideration future prepayment rates, discount rates, expected credit losses and other factors that impact the value of the retained interests.

We may also record loan servicing assets when the benefits of servicing are expected to be more than adequate compensation to a servicer. We determine whether the benefits of servicing are expected to be more than adequate compensation to a servicer by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions (such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates) are also used in determining the value of the loan servicing assets. Loan servicing assets are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 6 — Loan Servicing Asset” presented elsewhere herein.

OVERVIEW

Over the last two years, we have experienced significant growth in assets and deposits. During this same period, interest rates have increased, increasing our net interest margin, while competitive pricing pressures have depressed our net interest margin. Total assets increased to $3,725.2 million at December 31, 2006 from $3,414.3 million and $3,104.2 million at December 31, 2005 and 2004, respectively. Net loans increased to $2,837.4 million at December 31, 2006 from $2,469.1 million and $2,234.8 million at December 31, 2005 and 2004, respectively. Total deposits increased to $2,944.7 million at December 31, 2006 from $2,826.1 million and $2,528.8 million at December 31, 2005 and 2004, respectively.

On April 30, 2004, we completed the merger with PUB, which had assets of $1.2 billion. Therefore, operating results for the year ended December 31, 2004 include eight months of operations of the combined entity and the trends in earnings from 2004 to 2005 reflect an increase in average total assets from $2.67 billion for the year ended December 31, 2004 to $3.25 billion for the year ended December 31, 2005.

For the year ended December 31, 2006, net income was $65.6 million, representing an increase of $7.4 million, or 12.7 percent, from $58.2 million for the year ended December 31, 2005. This resulted in basic earnings per share of $1.34 and $1.18 for the years ended December 31, 2006 and 2005, respectively, and diluted earnings per share of $1.33 and $1.17 for the same years. Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities incurred to fund those assets. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. It also is affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The increase in net income for 2006 was primarily attributable to an increase in average interest-earning assets. Net interest income increased by 10.8 percent from 2005 to 2006, which was primarily attributable to a 15.4 percent increase in the volume of average gross loans. At the same time, the average interest rate paid on interest-bearing liabilities increased by 146 basis points while the average interest rate earned on interest-earning assets increased by 109 basis points. As a result, the net interest spread decreased by 37 basis points from 3.96 percent in 2005 to 3.59 percent in 2006.

For the year ended December 31, 2005, net income was $58.2 million, representing an increase of $21.5 million, or 58.7 percent, from $36.7 million for the year ended December 31, 2004. This resulted in basic earnings per share of $1.18 and $0.87 for the years ended December 31, 2005 and 2004, respectively, and diluted earnings per share of $1.17 and $0.84 for the same years. The increase in net income for 2005 was attributable to increases in net interest margin and average interest-earning assets. Net interest income increased due to a 23.2 percent increase in the volume of average gross loans. The average interest rate paid on interest-bearing liabilities increased by 111 basis points while the average interest rate earned on interest-earning assets increased by 132 basis points. As a result, the net interest spread increased by 21 basis points from 3.75 percent in 2004 to 3.96 percent in 2005.

Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $7.2 million, $5.4 million and $2.9 million in 2006, 2005 and 2004, respectively, reflecting changes in the balance and credit quality of the loan portfolio.

We also generated substantial non-interest income from service charges on deposit accounts, charges and fees from international trade finance, and gains on sales of loans. For the year ended December 31, 2006, non-interest income was $35.6 million, an increase of $5.2 million, or 17.2 percent, over 2005 non-interest income of $30.4 million. For the year ended December 31, 2005, non-interest income was $30.4 million, an increase of $4.2 million, or 15.9 percent, over 2004 non-interest income of $26.2 million.

Non-interest expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses and data processing expenses. For the year ended December 31, 2006, non-interest expenses were $76.0 million, an increase of $6.8 million, or 9.9 percent, over 2005 non-interest expenses of $69.1 million. In 2006, the increase was primarily the result of higher compensation and an increase in total assets. Although non-interest expenses increased from the prior year, the efficiency ratio improved slightly to 40.11 percent compared to 40.86 percent in 2005. This improvement is attributable to greater operating efficiencies arising from economies of scale. For the year ended December 31, 2005, non-interest expenses were $69.1 million, an increase of $2.6 million, or 3.9 percent, over 2004 non-interest expenses of $66.6 million. This increase was primarily the result of the merger with PUB. The efficiency ratio improved to 40.86 percent in 2005 compared to 51.54 percent in 2004 as the Bank achieved greater operating efficiencies after completing the integration of PUB’s operations into the Bank’s, whereas 2004 non-interest expenses included the cost of parallel operations and non-recurring expenses associated with the merger.

RESULTS OF OPERATIONS

Net Interest Income, Net Interest Spread and Net Interest Margin

Our earnings depend largely upon the difference between the interest income received from our loan portfolio and other interest-earning assets and the interest paid on deposits and borrowings. The difference is “net interest income.” The difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities is “net interest spread.” Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the “net interest margin.”

Net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” Our net interest income also is affected by changes in the yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate changes.” Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as Federal economic policies, the general supply of money in the economy, income tax policies, governmental budgetary matters and the actions of the FRB.

The following table shows the average balances of assets, liabilities and shareholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated.

	Year Ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

ASSETS
Interest-Earning Assets:
Gross Loans, Net(1)	$2,747,922	$239,075	8.70%	$2,382,230	$180,845	7.59%	$1,933,761	$117,999	6.10%
Municipal Securities(2)	72,694	3,087	4.25%	74,166	3,122	4.21%	70,372	3,015	4.28%
Obligations of Other U.S. Government Agencies	122,503	5,148	4.20%	102,703	4,002	3.90%	90,336	3,374	3.73%
Other Debt Securities	219,475	10,120	4.61%	241,881	10,271	4.25%	264,829	10,261	3.87%
Equity Securities	24,684	1,354	5.49%	23,571	1,107	4.70%	15,041	716	4.76%
Federal Funds Sold	27,410	1,402	5.11%	46,799	1,589	3.40%	12,772	183	1.43%
Term Federal Funds Sold	41	2	4.88%	—	—	—	—	—	—
Interest-Earning Deposits	32	1	4.04%	214	5	2.34%	301	6	1.99%

Total Interest-Earning Assets	3,214,761	260,189	8.09%	2,871,564	200,941	7.00%	2,387,412	135,554	5.68%

Noninterest-Earning Assets:
Cash and Cash Equivalents	93,535			92,245			76,064
Allowance for Loan Losses	(26,693)			(22,791)			(21,227)
Other Assets	320,578			308,172			228,452

Total Noninterest-Earning Assets	387,420			377,626			283,289

Total Assets	$3,602,181			$3,249,190			$2,670,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$107,811	1,853	1.72%	$138,167	2,130	1.54%	$131,589	1,790	1.36%
Money Market Checking and NOW Accounts	471,780	14,539	3.08%	539,678	12,964	2.40%	466,880	8,098	1.73%
Time Deposits of $100,000 or More	1,286,202	64,184	4.99%	959,904	31,984	3.33%	611,555	10,966	1.79%
Other Time Deposits	280,249	12,460	4.45%	242,996	7,114	2.93%	253,884	5,414	2.13%
FHLB Advances and Other Borrowings	138,941	6,977	5.02%	83,076	3,017	3.63%	141,374	3,305	2.34%
Junior Subordinated Debentures	82,406	6,416	7.79%	82,406	4,902	5.95%	82,406	3,044	3.69%

Total Interest-Bearing Liabilities	2,367,389	106,429	4.50%	2,046,227	62,111	3.04%	1,687,688	32,617	1.93%

Noninterest-Bearing Liabilities:
Demand Deposits	735,406			751,509			665,816
Other Liabilities	41,159			33,641			23,884

Total Noninterest-Bearing Liabilities	776,565			785,150			689,700

Total Liabilities	3,143,954			2,831,377			2,377,388
Shareholders’ Equity	458,227			417,813			293,313

Total Liabilities and Shareholders’ Equity	$3,602,181			$3,249,190			$2,670,701

Net Interest Income		$153,760			$138,830			$102,937

Net Interest Spread(3)			3.59%			3.96%			3.75%

Net Interest Margin(4)			4.78%			4.83%			4.31%

(1)	Loans are net of deferred fees and related direct costs. Loan fees have been included in the calculation of interest income. Loan fees were $4.8 million, $6.3 million and $6.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Tax-exempt income, computed on a tax-equivalent basis using an effective marginal rate of 35 percent, was $4.7 million, $4.8 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Yields on tax-exempt income were 6.53 percent, 6.48 percent and 6.59 percent for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). The variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each.

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

Interest Income:
Gross Loans, Net	$29,839	$28,391	$58,230	$30,620	$32,226	$62,846
Municipal Securities	(63)	28	(35)	161	(54)	107
Obligations of Other U.S. Government Agencies	816	330	1,146	477	151	628
Other Debt Securities	(994)	843	(151)	(929)	939	10
Equity Securities	54	193	247	401	(10)	391
Federal Funds Sold	(807)	620	(187)	930	476	1,406
Term Federal Funds Sold	2	—	2	—	—	—
Interest-Earning Deposits	(10)	6	(4)	(2)	1	(1)

Total Interest Income	28,837	30,411	59,248	31,658	33,729	65,387

Interest Expense:
Savings	(503)	226	(277)	92	248	340
Money Market Checking and NOW Accounts	(1,773)	3,348	1,575	1,403	3,463	4,866
Time Deposits of $100,000 or More	13,068	19,132	32,200	8,385	12,633	21,018
Other Time Deposits	1,220	4,126	5,346	(241)	1,941	1,700
FHLB Advances and Other Borrowings	2,524	1,436	3,960	(1,685)	1,397	(288)
Junior Subordinated Debentures	—	1,514	1,514	—	1,858	1,858

Total Interest Expense	14,536	29,782	44,318	7,954	21,540	29,494

Change in Net Interest Income	$14,301	$629	$14,930	$23,704	$12,189	$35,893

For the years ended December 31, 2006 and 2005, net interest income was $153.8 million and $138.8 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2006 were 3.59 percent and 4.78 percent, respectively, compared to 3.96 percent and 4.83 percent, respectively, for the year ended December 31, 2005.

For the years ended December 31, 2005 and 2004, net interest income was $138.8 million and $102.9 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2005 were 3.96 percent and 4.83 percent, respectively, compared to 3.75 percent and 4.31 percent, respectively, for the year ended December 31, 2004.

Average interest-earning assets increased 12.0 percent to $3,214.8 million in 2006 from $2,871.6 million in 2005. Average gross loans increased 15.4 percent to $2,747.9 million in 2006 from $2,382.2 million in 2005, and average investment securities decreased 1.0 percent to $414.7 million in 2006 from $418.8 million in 2005. Total loan interest income increased by 32.2 percent in 2006 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 7.59 percent in 2005 to 8.70 percent in 2006. The average interest rate charged on loans increased 111 basis points, reflecting the increase in the annual average WSJ Prime Rate of 182 basis points from 6.14 percent in 2005 to 7.96 percent in 2006. The yield on average interest-earning assets increased from 7.00 percent in 2005 to 8.09 percent in 2006, an increase of 109 basis points, reflecting a continued shift in the mix of average interest-earning assets from 83.0 percent loans, 14.6 percent securities and 2.4 percent other interest-earning assets in 2005 to 85.5 percent loans, 12.9 percent securities and 1.6 percent other interest-earning assets in 2006.

The majority of interest-earning assets growth in 2006 was funded by a $249.2 million, or 9.5 percent, increase in average total deposits. Total average interest-bearing liabilities grew by $321.2 million, or 15.7 percent to $2,367.4 million in 2006 compared to $2,046.2 million in 2005. The average interest rate paid for interest-bearing liabilities increased by 146 basis points from 3.04 percent in 2005 to 4.50 percent in 2006 due to competitive pricing. As a result of the increases in the yield on interest-earning assets and cost of interest-bearing liabilities, the net interest spread decreased to 3.59 percent in 2006 compared to 3.96 percent in 2005.

Short-term interest rates rose in the first half of 2006, as the FRB increased the targeted Federal funds rate from 4.25 percent as of December 31, 2005 to 5.25 percent by July 3, 2006, through a series of four 25 basis-point increases. During this period, long-term rates increased more slowly, with the yields on ten-year U.S. Treasury bonds increasing from 4.39 percent as of December 31, 2005 to a peak of 5.25 percent as of June 28, 2006, before decreasing again to 4.71 percent as of December 31, 2006, and the yield curve was inverted, that is, long-term rates exceeded short-term rates, for much of 2006. In this environment, and particularly in the first half of 2006, there was heavy demand among our customers for longer-term fixed-rate loans. This competitive environment placed pressure on loan portfolio yields, which flattened and, in the fourth quarter, declined slightly, as customers demanded more favorable pricing for both fixed-rate and floating-rate loans.

Interest rates on time deposits rose as customers, anticipating continued rate increases, demanded higher rates during the first half of the year. During this period, the Bank faced strong competitive pressures from established and newly organized banks serving its target market. During the second half of 2006, these competitive pressures lessened, as market participants made greater use of borrowings to control their costs of funds and customer expectations regarding continued rate increases changed. Nevertheless, the Bank’s cost of time deposits continued to rise, as certificates of deposit, which have an average maturity of approximately five months, continued to re-price. The Bank was able to more effectively control its cost of savings, NOW and money market accounts, but experienced declines in their balances as customers shifted funds to higher-rate accounts.

Average interest-earning assets increased 20.3 percent to $2,871.6 million in 2005 from $2,387.4 million in 2004. Average gross loans increased 23.2 percent to $2,382.2 million in 2005 from $1,933.8 million in 2004, and average investment securities decreased 1.6 percent to $418.8 million in 2005 from $425.5 million in 2004. Total loan interest income increased by 53.3 percent in 2005 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 6.10 percent in 2004 to 7.59 percent in 2005. The average interest rate charged on loans increased 149 basis points, reflecting the increase in the WSJ Prime Rate of 180 basis points from 4.34 percent in 2004 to 6.14 percent in 2005. The yield on average interest-earning assets increased from 5.68 percent in 2004 to 7.00 percent in 2005, an increase of 132 basis points, reflecting a shift in the mix of average interest-earning assets from 81.0 percent loans, 17.8 percent securities and 1.2 percent other interest-earning assets in 2004 to 83.0 percent loans, 14.6 percent securities and 2.4 percent other interest-earning assets in 2005.

The majority of interest-earning assets growth in 2005 was funded by a $502.5 million, or 23.6 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 21.2 percent to $2,046.2 million in 2005 compared to $1,687.7 million in 2004. The average interest rate paid for interest-bearing liabilities increased by 111 basis points from 1.93 percent in 2004 to 3.04 percent in 2005 due to competitive pricing. As a result of the increases in the yield on interest-earning assets and cost of interest-bearing liabilities, the net interest spread increased to 3.96 percent in 2005 compared to 3.75 percent in 2004.

The 2005 net interest spread reflects the increase in the average balance of Federal funds sold, which are highly liquid but have a relatively low yield, from $12.8 million in 2004 to $46.8 million in 2005. The average yield on

Federal funds sold was 3.40 percent and 1.43 percent in 2005 and 2004, respectively. In the second half of 2005, the Bank increased its rates on certificates of deposit to maintain relationships with valued customers and fund loan growth. In 2005, loan production increased 32.2 percent over 2004 levels. This trend was particularly evident in the second quarter of 2005 and continued throughout the second half of the year, during which production was 37.4 percent higher than 2004 levels. However, because of the flat yield curve (long-term interest rates were unusually low relative to short-term rates, approaching and briefly falling below short-term rates) and strong competition, the Bank experienced a high level of loan payoffs because management was unwilling to match the aggressive pricing on five- to seven-year fixed-rate loans offered to our customers by certain competitors.

Provision for Credit Losses

For the year ended December 31, 2006, the provision for credit losses was $7.2 million, compared to $5.4 million for the year ended December 31, 2005, an increase of 33.0 percent. The allowance for loan losses was 0.96 percent and 1.00 percent of total gross loans at December 31, 2006 and 2005, respectively, with the increase in the dollar amount allowed for credit losses due to an increase in loan volume. This was primarily due to the overall decrease in historical loss factors on pass grade loans, while non-performing assets increased from $10.1 million, or 0.41 percent of gross loans, as of December 31, 2005 to $14.2 million, or 0.50 percent of gross loans, as of December 31, 2006. The $368.3 million, or 14.9 percent, increase in the loan portfolio and the $4.1 million, or 40.3 percent, increase in non-performing assets required the provision to increase to $7.2 million in 2006 from $5.4 million in 2005 to maintain the necessary allowance level.

For the year ended December 31, 2005, the provision for credit losses was $5.4 million, compared to $2.9 million for the year ended December 31, 2004, an increase of 85.6 percent. The allowance for loan losses remained at 1.00 percent of total gross loans at December 31, 2005 and 2004, with the increase in the dollar amount allowed for credit losses due to an increase in loan volume. This was primarily due to the overall decrease in historical loss factors on pass grade loans, while non-performing assets increased from $6.1 million, or 0.27 percent of gross loans, as of December 31, 2004 to $10.1 million, or 0.41 percent of gross loans, as of December 31, 2005. The $235.2 million, or 10.4 percent, increase in the loan portfolio and the $4.1 million, or 68.5 percent, increase in non-performing assets required the provision to increase to $5.4 million in 2005 from $2.9 million in 2004 to maintain the necessary allowance level.

Non-Interest Income

The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Service Charges on Deposit Accounts	$17,134	$15,782	$14,441
Trade Finance Fees	4,567	4,269	4,044
Remittance Fees	2,056	2,122	1,653
Other Service Charges and Fees	2,359	2,496	1,486
Bank-Owned Life Insurance Income	879	845	731
Increase in Fair Value of Derivatives	1,074	1,105	232
Other Income	616	625	493
Gain on Sales of Loans	6,917	3,021	2,997
Gain on Sales of Securities Available for Sale	2	117	134

Total Non-Interest Income	$35,604	$30,382	$26,211

We earn non-interest income from three major sources: service charges on deposit accounts, fees generated from international trade finance and gain on sales of loans. Non-interest income has become a significant part of revenue in the past several years. For the year ended December 31, 2006, non-interest income was $35.6 million, an increase of 17.2 percent from $30.4 million for the year ended December 31, 2005. The overall increase in non-interest income is primarily due to expansion in the Bank’s loan and deposit portfolios.

Service charges on deposit accounts increased $1.4 million, or 8.6 percent, in 2006 compared to 2005 and increased $1.3 million, or 9.3 percent, in 2005 compared to 2004. Service charge income on deposit accounts increased in 2006 and 2005 due to an increase in the number of accounts and an increase in demand deposit transaction volume. Average demand deposits decreased by 2.1 percent to $735.4 million in 2006 from $751.5 million in 2005 and increased by 12.9 percent to $751.5 million in 2005 from $665.8 million in 2004. Service charges are constantly reviewed to maximize service charge income while still maintaining a competitive position.

Fees generated from international trade finance increased by 7.0 percent from $4.3 million in 2005 to $4.6 million in 2006 and increased 5.6 percent from $4.0 million in 2004 to $4.3 million in 2005. The increase was primarily due to the PUB merger. Trade finance fees relate primarily to import and export letters of credit.

Remittance fees decreased 3.1 percent and increased 28.4 percent in 2006 and 2005, respectively, to $2.1 million in 2006 from $2.1 million in 2005 and $1.7 million in 2004. The slight decrease in 2006 reflects slightly lower volumes compared to the prior year. The 2005 increase reflects increased volume derived from Hanmi Bank’s close relationship with Korea Exchange Bank, a stockholder of Hanmi Financial.

The changes in the fair value of derivatives are caused primarily by movements in the indexes to which interest rates on certain certificates of deposit are tied. In 2005 and 2004, the Bank offered certificates of deposit tied to either the Standard & Poor’s 500 Index or a basket of Asian currencies. As explained in “Notes to Consolidated Financial Statements, Note 16 — Derivatives,” the Bank entered into swap transactions to hedge the market risk associated with such certificates of deposit. The swaps and the related derivatives embedded in the certificates of deposit are accounted for at fair value. The increases in the fair value of the swaps of $1.1 million, $1.1 million and $232,000 recorded in non-interest income in 2006, 2005 and 2004, respectively, are partially offset by changes in the fair value of the embedded derivatives recorded in non-interest expenses. See “Non-Interest Expenses.”

Gain on sales of loans was $6.9 million in 2006, compared to $3.0 million in each of 2005 and 2004, representing increases of 129.0 percent and 0.8 percent for the years ended December 31, 2006 and 2005, respectively. The increase in gain on sales of loans resulted from increased sales activity in SBA loans, which was primarily due to increased loan production and sales efforts, including the sale of some of the unguaranteed portions of SBA loans. The guaranteed portion of a substantial percentage of SBA loans is sold in the secondary markets, and servicing rights are retained. During 2006, there were $131.0 million of SBA loans sold, compared to $50.6 million in 2005 and $51.3 million in 2004. The lower premiums earned in 2005 reflect a greater use of brokers to refer loan applications, which causes a higher cost to originate loans, compared to retail originations through the branch network.

Non-Interest Expenses

The following table sets forth the breakdown of non-interest expenses for the years indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Salaries and Employee Benefits	$40,512	$36,839	$33,540
Occupancy and Equipment	10,130	8,978	8,098
Data Processing	4,939	4,844	4,540
Advertising and Promotion	2,997	2,913	3,001
Supplies and Communications	2,391	2,556	2,433
Professional Fees	1,910	2,201	2,068
Amortization of Core Deposit Intangible	2,379	2,785	1,872
Decrease in Fair Value of Embedded Option	582	748	—
Other Operating Expenses	10,114	7,778	8,961
Merger-Related Expenses	—	(509)	2,053

Total Non-Interest Expenses	$75,954	$69,133	$66,566

For the year ended December 31, 2006, non-interest expenses were $76.0 million, an increase of $6.8 million, or 9.9 percent, from $69.1 million for the year ended December 31, 2005. For the year ended December 31, 2005, non-interest expenses were $69.1 million, an increase of $2.6 million, or 3.9 percent, from $66.6 million for the year ended December 31, 2004. The increase in 2006 was primarily the result of higher compensation and an increase in total assets. The increase in 2005 was primarily due to the PUB merger, which closed on April 30, 2004.

Salaries and employee benefits expenses for 2006 increased $3.7 million, or 10.0 percent, to $40.5 million from $36.8 million for 2005. Salaries and employee benefits expenses for 2005 increased $3.3 million, or 9.8 percent, to $36.8 million from $33.5 million for 2004. These increases were due primarily to annual salary increases, additional share-based compensation reflecting stock options granted and an increase in the average number of employees. Average headcount was 589, 535 and 503 in 2006, 2005 and 2004, respectively, representing increases of 10.1 percent, 6.4 percent and 36.5 percent, respectively, over the prior years. Assets per employee were $6.3 million at December 31, 2006, compared to $6.2 million and $5.8 million at December 31, 2005 and December 31, 2004, respectively, representing increases of 1.6 percent and 6.9 percent, respectively. The improvement in 2005 reflects the greater operating efficiencies achieved following the merger with PUB. The efficiencies were substantially achieved by March 2005.

Occupancy and equipment expenses for 2006 increased $1.1 million, or 12.8 percent, to $10.1 million from $9.0 million for 2005. Occupancy and equipment expenses for 2005 increased $880,000, or 10.9 percent, to $9.0 million compared to $8.1 million for 2004. The increase in 2006 was due to additional office space leased. The increase in 2005 was mainly due to the acquisition of 12 former PUB branches in April 2004, which increased the branch network to 27 facilities. Following the closure of four branches in October 2004 and an additional branch closure in January 2005, the Bank now operates 22 branches.

Data processing expense for 2006 increased $95,000, or 2.0 percent, to $4.9 million as a result of expenses associated with a 9.5 percent increase in average deposits and a 15.4 percent increase in average loans outstanding. Data processing expense for 2005 increased $304,000, or 6.7 percent, to $4.8 million from $4.5 million for 2004 as a result of a 28.5 percent increase in average deposits and a 23.2 percent increase in average loans outstanding. In 2004, additional expense was incurred because of the need to operate parallel systems until the conversion of the Bank’s core data processing systems.

Professional fees were $1.9 million in 2006, representing a decrease of $291,000, or 13.2 percent, compared to $2.2 million in 2005. Professional fees were $2.2 million in 2005, representing an increase of $133,000, or 6.4 percent, compared to $2.1 million in 2004. The decrease in 2006 was caused primarily by higher regulatory compliance consulting fees in 2005.

Other operating expenses were $10.1 million for 2006, compared to $7.8 million for 2005, representing an increase of $2.3 million, or 30.0 percent. The increase is primarily attributable to a $534,000 operating loss related to an international trade transaction, amortization expense of $879,000 related to the termination in the fourth quarter of 2005 of interest rate swaps that had unrealized losses aggregating $2.1 million, and a $355,000 impairment charge to adjust the loan servicing asset to fair value. Other operating expenses were $7.8 million for 2005, compared to $9.0 million for 2004, representing a decrease of $1.2 million, or 13.2 percent. The decreases are primarily attributable to a $1.2 million decrease in loan referral fees from 2004 to 2005.

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

Income Taxes

For the year ended December 31, 2006, income taxes of $40.6 million were recognized on pre-tax income of $106.2 million, representing an effective tax rate of 38.2 percent, compared to income taxes of $36.5 million recognized on pre-tax income of $94.7 million, representing an effective tax rate of 38.5 percent, for 2005, and income taxes of $23.0 million recognized on pre-tax income of $59.7 million, representing an effective tax rate of 38.5 percent, for 2004.

In addition, we have made investments in various tax credit funds totaling $6.5 million as of December 31, 2006 and recognized $659,000 of income tax credits earned from qualified low-income housing investments in 2006. We recognized an income tax credit of $673,000 for the tax year 2005 from $6.9 million in such investments. We intend to continue to make such investments as part of an effort to lower the effective tax rate and to meet our community reinvestment obligations under the CRA.

As indicated in “Notes to Consolidated Financial Statements, Note 11 — Income Taxes,” income taxes are the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pretax income because certain items of income and expense are recognized in different years for income tax purposes than in the financial statements. These differences in the years that income and expenses are recognized cause “temporary differences.”

Most of our temporary differences involve recognizing more expenses in our financial statements than we have been allowed to deduct for taxes, and therefore we normally have a net deferred tax asset. At December 31, 2006 and 2005, we had net deferred tax assets of $13.1 million and $9.7 million, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total gross loans increased by $370.1 million, or 14.8 percent, in 2006. Total gross loans represented 77.0 percent of total assets at December 31, 2006 compared with 73.2 percent and 72.9 percent at December 31, 2005 and 2004, respectively.

Commercial and industrial loans were $1,726.4 million and $1,431.5 million at December 31, 2006 and 2005, respectively, representing 60.2 percent and 57.3 percent, respectively, of the total loan portfolio. Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity of three to five years and are extended to finance the purchase of business entities, owner-occupied commercial property, business equipment, leasehold improvements or for permanent working capital. SBA guaranteed loans usually have a longer maturity (five to twenty years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location and their current and target markets. We manage the portfolio to avoid concentration in any of the areas mentioned.

Real estate loans were $1,041.4 million and $974.2 million at December 31, 2006 and 2005, respectively, representing 36.3 percent and 39.0 percent, respectively, of the total loan portfolio. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are investor-owned, but may be for user-owned purposes. Underwriting guidelines include, among other things, an appraisal in conformity with the USPAP, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

Overall, new loan production increased 7.6 percent in 2006 compared to 2005, as the Bank’s customer base continued to expand and collateral values continued to increase, although at a slower pace than in past years. However, loan portfolio growth was restricted by a high level of loan payoffs caused by the flat or inverted yield curve that obtained throughout most of 2005 and 2006. In addition, aggressive pricing of five- to seven-year fixed-rate commercial real estate loans by certain competitors eroded the Bank’s portfolio of commercial real estate loans tied to the prime rate.

The continued shift in the mix of the loan portfolio in 2005 and 2006 reflects management’s intent to emphasize commercial and industrial lending, while continuing to grow the commercial real estate portfolio at a prudent pace commensurate with the Bank’s rigorous underwriting standards and asset/liability management and profitability objectives.

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount of Loans Outstanding as of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Real Estate Loans:
Commercial Property	$757,428	$733,650	$783,539	$397,853	$284,465
Construction	202,207	152,080	92,521	43,047	39,237
Residential Property(1)	81,758	88,442	80,786	58,477	47,891

Total Real Estate Loans	1,041,393	974,172	956,846	499,377	371,593

Commercial and Industrial Loans:
Commercial Term Loans	1,202,612	945,210	754,108	433,398	346,522
Commercial Lines of Credit	225,630	224,271	201,940	120,856	117,304
SBA Loans(2)	171,631	155,491	166,285	91,717	66,443
International Loans	126,561	106,520	95,936	65,040	42,641

Total Commercial and Industrial Loans	1,726,434	1,431,492	1,218,269	711,011	572,910

Consumer Loans(3)	100,121	92,154	87,526	54,878	44,416

Total Gross Loans	$2,867,948	$2,497,818	$2,262,641	$1,265,266	$988,919

(1)	As of December 31, 2006 and 2005, loans held for sale totaling $630,000 and $1.1 million, respectively, were included at the lower of cost or fair value.

(2)	As of December 31, 2006, 2005, 2004, 2003 and 2002, loans held for sale totaling $23.2 million, $0, $3.9 million, $25.5 million and $12.5 million, respectively, were included at the lower of cost or market.

(3)	Consumer loans includes HELOCs.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans
	as of December 31,
	2006	2005	2004	2003	2002

Real Estate Loans:
Commercial Property	26.4%	29.4%	34.6%	31.4%	28.8%
Construction	7.1%	6.1%	4.1%	3.4%	4.0%
Residential Property	2.8%	3.5%	3.6%	4.7%	4.8%

Total Real Estate Loans	36.3%	39.0%	42.3%	39.5%	37.6%

Commercial and Industrial Loans:
Commercial Term Loans	41.9%	37.8%	33.3%	34.3%	35.0%
Commercial Lines of Credit	7.9%	9.0%	8.9%	9.6%	11.9%
SBA Loans	6.0%	6.2%	7.3%	7.2%	6.7%
International Loans	4.4%	4.3%	4.3%	5.1%	4.3%

Total Commercial and Industrial Loans	60.2%	57.3%	53.8%	56.2%	57.9%

Consumer Loans	3.5%	3.7%	3.9%	4.3%	4.5%

Total Gross Loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2006	2005
	(In thousands)

Commitments to Extend Credit	$578,347	$555,736
Commercial Letters of Credit	65,158	58,036
Standby Letters of Credit	48,289	42,768
Unused Credit Card Lines	17,031	14,892

Total Undisbursed Loan Commitments	$708,825	$671,432

The table below shows the maturity distribution and repricing intervals of outstanding loans as of December 31, 2006. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $14.2 million.

		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total
	(In thousands)

Real Estate Loans:
Commercial Property	$503,372	$143,462	$110,594	$757,428
Construction	202,207	—	—	202,207
Residential Property	24,816	33,546	23,396	81,758

Total Real Estate Loans	730,395	177,008	133,990	1,041,393

Commercial and Industrial Loans:
Commercial Term Loans	894,040	185,956	122,616	1,202,612
Commercial Lines of Credit	225,630	—	—	225,630
SBA Loans	159,395	872	11,364	171,631
International Loans	126,561	—	—	126,561

Total Commercial and Industrial Loans	1,405,626	186,828	133,980	1,726,434

Consumer Loans	60,725	39,396	—	100,121

Total Gross Loans	$2,196,746	$403,232	$267,970	$2,867,948

Loans With Predetermined Interest Rates	$69,784	$385,870	$267,970	$723,624
Loans With Variable Interest Rates	$2,126,962	$17,362	$—	$2,144,324

As of December 31, 2006, there were $357.0 million of loans outstanding, or 12.4 percent of total gross loans outstanding, to borrowers who were involved in the accommodation/hospitality industry. There was no other concentration of loans to any one type of industry exceeding ten percent of total gross loans outstanding.

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

Non-performing loans, which made up all non-performing assets, were $14.2 million at December 31, 2006, compared to $10.1 million and $6.0 million at December 31, 2005 and 2004, respectively, representing a 40.3 percent increase in 2006 and a 68.5 percent increase in 2005. Total gross loans increased by 14.8 percent in 2006 over 2005 and 10.4 percent in 2005 over 2004. As a result, the ratio of non-performing assets to total gross loans increased to 0.50 percent at December 31, 2006 from 0.41 percent at December 31, 2005, and increased to 0.41 percent at December 31, 2005 from 0.27 percent at December 31, 2004. As of December 31, 2006 and 2005, we had no OREO.

Except for non-performing loans set forth below and loans disclosed as impaired, our management is not aware of any loans as of December 31, 2006 and 2005 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Our management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of December 31 for the years indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$246	$—	$—	$527	$—
Residential Property	—	474	112	1,126	287
Commercial and Industrial Loans	13,862	9,574	5,510	6,398	5,522
Consumer Loans	105	74	184	53	49

Total Non-Accrual Loans	14,213	10,122	5,806	8,104	5,858

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Real Estate Loans:
Commercial Property	—	—	—	557	356
Residential Property	—	—	—	—	261
Commercial and Industrial Loans	—	—	169	—	—
Consumer Loans	2	9	39	—	—

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	2	9	208	557	617

Total Non-Performing Loans	14,215	10,131	6,014	8,661	6,475
Other Real Estate Owned	—	—	—	—	—

Total Non-Performing Assets	$14,215	$10,131	$6,014	$8,661	$6,475

Troubled Debt Restructurings	$3,310	$642	$1,227	$491	$—

Non-Performing Loans as a Percentage of Total Gross Loans	0.50%	0.41%	0.27%	0.68%	0.65%
Non-Performing Assets as a Percentage of Total Assets	0.38%	0.30%	0.19%	0.48%	0.44%

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Provisions to the allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is calculated using a formula designed to provide adequate allowances for losses inherent in the portfolio. The formula is made up of various components. The allowance is first determined by assigning reserve ratios for all loans. All loans that are classified are then assigned certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined based on the prior loss history by type of loan, adjusted for current economic factors.

	December 31,
	2006		2005		2004		2003		2002
Allowance for Loan	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Losses Applicable To	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable
	(Dollars in thousands)

Real Estate Loans:
Commercial Property	$2,101	$757,428	$2,043	$733,650	$1,854	$783,539	$374	$397,853	$337	$284,465
Construction	586	202,207	475	152,080	349	92,521	427	43,047	267	39,237
Residential Property(1)	19	81,128	19	87,377	155	80,786	191	58,477	149	47,891

Total Real Estate Loans	2,706	1,040,763	2,537	973,107	2,358	956,846	992	499,377	753	371,593
Commercial and Industrial Loans(1)	23,099	1,703,194	21,035	1,431,492	19,051	1,214,419	11,376	685,557	9,773	560,370
Consumer Loans	1,752	100,121	1,391	92,154	1,293	87,526	846	54,878	652	44,416
Unallocated	—	—	—	—	—	—	135	—	76	—

Total	$27,557	$2,844,078	$24,963	$2,496,753	$22,702	$2,258,791	$13,349	$1,239,812	$11,254	$976,379

(1)	Loans held for sale excluded.

The allowance is based on estimates, and ultimate future losses may vary from current estimates. Underlying trends in the economic cycle, particularly in Southern California, which management cannot completely predict, will influence credit quality. It is always possible that future economic or other factors may adversely affect Hanmi Bank’s borrowers. As a result, we may sustain loan losses in any particular period that are sizable in relation to the allowance, or exceed the allowance. In addition, our asset quality may deteriorate through a number of possible factors, including rapid growth, failure to maintain or enforce appropriate underwriting standards, failure to maintain an adequate number of qualified loan personnel, and failure to identify and monitor potential problem loans.

The allowance for loan losses and allowance for off-balance sheet items are maintained at levels that are believed to be adequate by management to absorb estimated probable loan losses inherent in the loan portfolio. The adequacy of the allowances is determined through periodic evaluations of the loan portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

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

The allowance for loan losses was $27.6 million at December 31, 2006, compared to $25.0 million at December 31, 2005. The increase in the allowance for loan losses in 2006 was due primarily to increased specific allowances for impaired loans and an increase in the qualitative adjustments due to changes in the qualitative factors. The ratio of the allowance for loan losses to total gross loans was 0.96 percent and 1.00 percent at December 31, 2006 and 2005, primarily due to the overall decrease of historical loss factors on pass grade loans. In addition, the allowance reflects lower estimated loss severity arising from better collateral coverage on impaired loans and the presence of guarantees. The allowance for off-balance sheet items was $2.1 million at December 31, 2006 and 2005.

We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the analysis described above, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of December 31, 2006.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Allowance for Loan Losses:
Balance — Beginning of Year	$24,963	$22,702	$13,349	$11,254	$9,408

Allowance for Loan Losses — PUB Acquisition	—	—	10,566	—	—

Charge-Offs:
Real Estate Loans:
Commercial Property	—	—	—	198	—
Commercial and Industrial Loans	5,333	4,371	5,004	3,687	3,213
Consumer Loans	796	827	481	538	358

Total Charge-Offs	6,129	5,198	5,485	4,423	3,571

Recoveries on Loans Previously Charged Off:
Real Estate Loans:
Commercial Property	406	—	—	21	—
Residential Property	—	—	—	6	—
Commercial and Industrial Loans	957	2,193	1,702	859	871
Consumer Loans	187	201	78	322	105

Total Recoveries on Loans Previously Charged Off	1,550	2,394	1,780	1,208	976

Net Loan Charge-Offs	4,579	2,804	3,705	3,215	2,595

Provision Charged to Operating Expenses	7,173	5,065	2,492	5,310	4,441

Balance — End of Year	$27,557	$24,963	$22,702	$13,349	$11,254

Allowance for Off-Balance Sheet Items:
Balance — Beginning of Year	$2,130	$1,800	$1,385	$1,015	$656
Provision Charged to Operating Expenses	—	330	415	370	359

Balance — End of Year	$2,130	$2,130	$1,800	$1,385	$1,015

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans	0.17%	0.12%	0.19%	0.29%	0.29%
Net Loan Charge-Offs to Total Gross Loans at End of Period	0.16%	0.11%	0.16%	0.25%	0.26%
Allowance for Loan Losses to Average Total Gross Loans	1.00%	1.05%	1.17%	1.20%	1.26%
Allowance for Loan Losses to Total Gross Loans at End of Period	0.96%	1.00%	1.00%	1.06%	1.14%
Net Loan Charge-Offs to Allowance for Loan Losses	16.62%	11.23%	16.32%	24.08%	23.06%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	63.84%	55.36%	148.68%	60.55%	58.43%
Allowance for Loan Losses to Non-Performing Loans	193.86%	246.40%	377.55%	154.13%	173.81%
Balances:
Average Total Gross Loans Outstanding During Period	$2,751,565	$2,386,575	$1,938,422	$1,119,860	$895,394
Total Gross Loans Outstanding at End of Period	$2,867,948	$2,497,818	$2,262,641	$1,265,266	$988,919
Non-Performing Loans at End of Period	$14,215	$10,131	$6,014	$8,661	$6,475

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

A portion of the portfolio is represented by loans guaranteed by the SBA, which further reduces the potential for loss. We also utilize credit review in an effort to maintain loan quality. Loans are reviewed throughout the year with special attention given to new loans and those that are classified special mention and below. Loans criticized by this credit review are downgraded with appropriate allowance added if required.

As indicated above, we formally assess the adequacy of the allowance on a quarterly basis by:

•	reviewing the adversely graded, delinquent or otherwise questionable loans;

•	generating an estimate of the loss potential in each such loan;

•	adjusting a qualitative factor for industry, economic or other external factors; and

•	evaluating the present status of each loan.

Although management believes the allowance is adequate to absorb probable losses, no assurance can be given that we will not sustain losses in any given period, which could be substantial in relation to the size of the allowance.

Investment Portfolio

As of December 31, 2006, the investment portfolio was composed primarily of mortgage-backed securities, U.S. Government agency securities (“Agencies”), municipal bonds, collateralized mortgage obligations and corporate bonds.

Investment securities available for sale were 99.8 percent of the total investment portfolio as of December 31, 2006 and 2005. Most of the securities held by us carried fixed interest rates. Other than holdings of Agencies, there were no investments in securities of any one issuer exceeding 10 percent of shareholders’ equity as of December 31, 2006, 2005 or 2004.

We maintain an investment portfolio primarily for liquidity purposes. As of December 31, 2006, securities available for sale were $390.6 million, or 10.5 percent of total assets, compared to $442.9 million, or 13.0 percent of total assets, as of December 31, 2005. In 2006 and 2005, we purchased $9.7 million and $132.7 million, respectively, of securities, primarily mortgage-backed securities and Agencies, to replenish the portfolio for principal repayments in the form of calls, prepayments and scheduled amortization and to maintain an asset mix consistent with our strategic direction.

The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	Investment Portfolio as of December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Securities Held to Maturity:
Municipal Bonds	$693	$693	$692	$692	$691	$691
Mortgage-Backed Securities	274	276	357	359	399	402

Total Securities Held to Maturity	$967	$969	$1,049	$1,051	$1,090	$1,093

Securities Available for Sale:
Mortgage-Backed Securities	$123,614	$121,608	$149,311	$147,268	$148,706	$149,174
U.S. Government Agency Securities	119,768	118,244	129,589	127,813	89,345	89,677
Municipal Bonds	69,966	71,710	71,536	73,220	71,771	73,616
Collateralized Mortgage Obligations	67,605	66,113	83,068	81,456	93,172	92,539
Corporate Bonds	8,090	7,887	8,235	8,053	8,380	8,444
Other Securities	4,999	5,050	4,999	5,053	4,437	4,433

Total Securities Available for Sale	$394,042	$390,612	$446,738	$442,863	$415,811	$417,883

The following table summarizes the maturity and/or repricing schedule for investment securities and their weighted-average yield as of December 31, 2006:

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Mortgage-Backed Securities(1)	$43,043	4.43%	$40,845	4.80%	$32,117	4.87%	$5,877	5.24%
U.S. Government Agency Securities	39,599	4.17%	78,644	4.36%	—	—	—	—
Municipal Bonds(2)	—	—	2,124	4.91%	8,669	6.22%	61,610	6.34%
Collateralized Mortgage Obligations(1)	18,926	4.22%	41,936	4.44%	5,252	4.33%	—	—
Corporate Bonds	—	—	7,887	4.53%	—	—	—	—
Other Securities	5,050	6.75%	—	—	—	—	—	—

	$106,618	4.40%	$171,436	4.50%	$46,038	5.06%	$67,487	6.24%

(1)	Mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2036. The above table is based on the expected prepayment schedule.

(2)	The yield on municipal bonds has been computed on a tax-equivalent basis, using an effective marginal rate of 35 percent.

Deposits

Total deposits at December 31, 2006, 2005 and 2004 were $2,944.7 million, $2,826.1 million and $2,528.8 million, respectively, representing an increase of $118.6 million, or 4.2 percent, in 2006 and $297.3 million, or 11.8 percent, in 2005. At December 31, 2006, 2005 and 2004, total time deposits outstanding were $1,678.8 million, $1,439.8 million and $1,031.7 million, respectively, representing 57.0 percent, 50.9 percent and 40.8 percent, respectively, of total deposits. This growth reflects the shift away from low-yielding accounts that normally occurs as interest rates rise and depositors take advantage of the greater interest rate differentials available in the market.

Demand deposits and money market accounts decreased by $98.2 million, or 7.8 percent, in 2006 and $78.5 million, or 5.8 percent, in 2005. Core deposits (defined as demand, money market and savings deposits) decreased $120.5 million, or 8.7 percent, to $1,265.9 million as of December 31, 2006 from $1,386.4 million as of December 31, 2005, as depositors shifted funds into higher yielding certificates of deposit. At December 31, 2006, noninterest-bearing demand deposits represented 24.7 percent of total deposits compared to 26.1 percent at December 31, 2005.

Average deposits for the years ended December 31, 2006, 2005 and 2004 were $2,881.4 million, $2,632.3 million and $2,129.7 million, respectively. Average deposits grew by 9.5 percent in 2006 and 23.6 percent in 2005.

We accept brokered deposits on a selective basis at prudent interest rates to augment deposit growth. There were $3.3 million and $7.4 million of brokered deposits as of December 31, 2006 and 2005, respectively. We also had $200.0 million of state time deposits over $100,000 with a weighted-average interest rate of 5.16 percent and 3.87 percent as of December 31, 2006 and 2005, respectively.

The table below summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand, Noninterest-Bearing	$735,406	—	$751,509	—	$665,816	—
Savings	107,811	1.72%	138,167	1.54%	131,589	1.36%
Money Market Checking and NOW Accounts	471,780	3.08%	539,678	2.40%	466,880	1.73%
Time Deposits of $100,000 or More	1,286,202	4.99%	959,904	3.33%	611,555	1.79%
Other Time Deposits	280,249	4.45%	242,996	2.93%	253,884	2.13%

Total Deposits	$2,881,448		$2,632,254		$2,129,724

The table below summarizes the maturity of time deposits of $100,000 or more at December 31 of the years indicated:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Three Months or Less	$689,309	$587,251	$378,205
Over Three Months Through Six Months	414,687	248,338	232,231
Over Six Months Through Twelve Months	274,402	321,714	131,775
Over Twelve Months	4,960	4,647	14,369

	$1,383,358	$1,161,950	$756,580

FHLB Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight Federal funds.

At December 31, 2006, advances from the FHLB were $168.1 million, an increase of $124.6 million, or 286.2 percent, from the December 31, 2005 balance of $43.5 million. During 2006, the Bank borrowed $130.0 million from the FHLB for terms of 12 to 24 months to allow it to fund fixed-rate loans, but maintain the desired level of asset sensitivity.

Junior Subordinated Debentures

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million at December 31, 2006 and 2005.

INTEREST RATE RISK MANAGEMENT

Interest rate risk indicates our exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-income assets, which is the present value of future cash flow discounted by the current interest rate; under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of our exposure to market interest rates. The level of interest rate risk can be managed through such means as the changing of gap positions and the volume of fixed-income assets. For successful management of interest rate risk, we use various methods to measure existing and future interest rate risk exposures, giving effect to historical attrition rates of core deposits. In addition to regular reports used in business operations, repricing gap analysis, stress testing and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

The following table shows the status of our gap position as of December 31, 2006:

		After	After One
	Less	Three	Year But
	Than	Months	Within	After	Non-
	Three	But Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in thousands)

ASSETS
Cash	$—	$—	$—	$—	$97,501	$97,501
Federal Funds Sold	41,000	—	—	—	—	41,000
Term Federal Funds Sold	5,000	—	—	—	—	5,000
Federal Reserve Bank and Federal Home
Loan Bank Stock	—	—	—	24,922	—	24,922
Securities:
Fixed Rate	6,906	55,309	171,437	113,524	—	347,176
Floating Rate	9,850	3,325	26,178	5,050	—	44,403
Loans:
Fixed Rate	41,199	45,894	385,868	267,969	—	740,930
Floating Rate	1,884,321	20,798	204,027	3,659	—	2,112,805
Non-Accrual	—	—	—	—	14,213	14,213
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(30,558)	(30,558)
Other Assets	—	23,592	—	6,515	297,744	327,851

Total Assets	$1,988,276	$148,918	$787,510	$421,639	$378,900	$3,725,243

		After	After One
	Less	Three	Year But
	Than	Months	Within	After	Non-
	Three	But Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Demand Deposits	$43,944	$147,184	$353,240	$183,979	$—	$728,347
Savings	13,027	31,258	44,375	10,595	—	99,255
Money Market Checking and NOW Accounts	65,322	125,238	142,165	105,542	—	438,267
Time Deposits:
Fixed Rate	812,061	855,730	10,768	141	—	1,678,700
Floating Rate	146	—	—	—	—	146
FHLB Advances and Other Borrowings	929	45,000	118,252	4,856	—	169,037
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	41,968	41,968
Shareholders’ Equity	—	—	—	—	487,117	487,117

Total Liabilities and Shareholders’ Equity	$1,017,835	$1,204,410	$668,800	$305,113	$529,085	$3,725,243

Repricing Gap	$970,441	$(1,055,492)	$118,710	$116,526	$(150,185)
Cumulative Repricing Gap	$970,441	$(85,051)	$33,659	$150,185	$—
Cumulative Repricing Gap as a Percentage of Total Assets	26.05%	(2.28)%	0.90%	4.03%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	29.26%	(2.56)%	1.01%	4.53%	—

The repricing gap analysis measures the static timing of repricing risk of assets and liabilities (i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same time period). Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Core deposits that have no maturity dates (demand deposits, savings, money market checking and NOW accounts) are assigned to categories based on expected decay rates.

On December 31, 2006, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 29.26 percent. This decrease from the previous year’s figure of 32.25 percent was caused primarily by a shift in the mix of the loan portfolio into fixed-rate loans, which increased $324.3 million, or 77.8 percent, partially offset by a decrease of $45.7 million, or 11.6 percent, in fixed-rate investments, funded primarily by certificates of deposit, as the mix of the deposits portfolio shifted away from core deposits and the balance of loans linked to the prime rate increased only $42.2 million, or 2.0 percent. The cumulative repricing percentage in the less than twelve month period also moved lower, reaching (2.56) percent. This was a decrease from the previous year’s figure of 3.13 percent. The decrease was caused by an increase of $394.5 million in fixed-rate time deposits maturing within one year, offset by a decrease of $148.8 million in floating rate time deposits maturing within one year. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was 5.09 percent asset-sensitive, compared to 10.30 percent and 20.01 percent as of December 31, 2005 and 2004, respectively. The floating gap position in the less than twelve months period was 0.54 percent liability-sensitive, compared to 7.00 percent and 19.30 percent asset-sensitive as of December 31, 2005 and 2004, respectively.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31,		December 31,
	2006	2005	2006	2005
	(Dollars in thousands)

Cumulative Repricing Gap	$970,441	$972,608	$(85,051)	$94,299
Percentage of Total Assets	26.05%	28.49%	(2.28)%	2.76%
Percentage of Interest-Earning Assets	29.26%	32.25%	(2.56)%	3.13%

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

To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the market value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated). This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a one-year horizon, given the basis point adjustment in interest rates reflected below.

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
	(Dollars in thousands)

200%	13.07%	(9.80)%	$20,632	$(47,657)
100%	6.52%	(5.14)%	$10,287	$(24,886)
(100%)	(6.55)%	5.55%	$(10,337)	$26,845
(200%)	(13.15)%	11.39%	$(20,759)	$55,089

The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity of the Bank is defined as the ability to supply cash as quickly as needed without causing a severe deterioration in profitability. The Bank’s liquidity consists primarily of available cash positions, Federal funds sold and short-term investments categorized as available for sale securities, which can be disposed of without significant capital losses in the ordinary course of business, plus borrowing capacities, which include Federal funds lines, repurchase agreements and FHLB advances. Therefore, maintenance of high quality loans and securities that can be used for collateral in repurchase agreements or other secured borrowings is important feature of our liquidity management.

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

	December 31,
Liquidity Ratios	2006	2005	2004

Core Deposits/Total Assets	30.1%	35.3%	41.1%
Short-Term Non-Core Funding/Total Assets	46.0%	41.8%	33.2%
Net Loans/Total Assets	76.6%	72.4%	71.9%
Investments/Deposits	15.9%	18.9%	20.4%
Loans and Investments/Deposits	112.2%	106.3%	108.5%
Off-Balance Sheet Items/Total Assets	19.0%	18.5%	15.0%

The net loans to total assets ratio increased to 76.6 percent as of December 31, 2006, compared to 72.4 percent at December 31, 2005. The ratio of loans and investments to deposits increased to 112.2 percent as the Bank made use of borrowings with maturities of one to two years to fund a portion of loan portfolio growth. Off-balance sheet items as a percentage of total assets increased at December 31, 2006 to 19.2 percent, compared to 18.5 percent at December 31, 2005, and the total amount increased to $708.8 million at December 31, 2006 from $671.4 million at December 31, 2005. The increase was primarily due to a $21.5 million increase in commitments to extend credit. During the year, the percentage of off-balance sheet items to total assets generally ranged from 18 percent to 20 percent. The ratio of short-term non-core funding to total assets was 46.0 percent at December 31, 2006, compared to 41.8 percent at December 31, 2005.

Foreign deposits are U.S.-based deposits made by foreign customers. Foreign deposit risk deals with dependency on foreign deposits that could adversely affect the Bank’s liquidity. These liabilities are assumed to be volatile because of the variability of social, political and environmental conditions in foreign countries. As of December 31, 2006, 2005 and 2004, foreign deposits deposits were $325.4 million, $294.3 million and 297.4 million, respectively.

As of December 31, 2006, we maintained a total of $158.0 million in credit lines secured by us to meet our liquidity needs. In addition, we maintained eight master repurchase agreements, all of which can furnish liquidity to us in consideration of bond collateral. We also can meet our liquidity needs through borrowings from the FHLB. We are eligible to borrow up of 25 percent of our total assets from the FHLB.

As of December 31, 2006, there were no material commitments for capital expenditures. We raise capital in the form of deposits, borrowings (primarily FHLB advances and junior subordinated debentures) and equity, and expect to continue to rely upon deposits as the primary source of capital.

OFF-BALANCE SHEET ARRANGEMENTS

For a discussion of off-balance sheet arrangements, see “Item 1. Business — Small Business Administration Guaranteed Loans” and “Item 1. Business — Off-Balance Sheet Commitments.”

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2006 are as follows:

		More Than	More Than
		One Year	Three Years
		and Less	and Less	More
	Less Than	Than Three	Than Five	Than Five
Contractual Obligations	One Year	Years	Years	Years	Total
	(In thousands)
Time Deposits	$1,667,937	$4,972	$5,796	$141	$1,678,846
Commitments to Extend Credit	578,347	—	—	—	578,347
Long-Term Debt Obligations	45,000	111,000	7,252	87,262	250,514
Standby Letters of Credit	47,709	312	—	268	48,289
Operating Lease Obligations	4,093	5,917	3,443	6,068	19,521

Total Contractual Obligations	$2,343,086	$122,201	$16,491	$93,739	$2,575,517

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires an approach that considers the amount by which the current year Consolidated Statement of Income is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year Consolidated Statement of Financial Condition is misstated (“iron curtain approach”). Prior to the issuance of SAB No. 108, either the rollover or iron curtain approach was acceptable for assessing the materiality of financial statement misstatements.

Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Registrants are required to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial.

We adopted the provisions of SAB No. 108 effective as of January 1, 2006. In the fourth quarter of 2006, as part of management’s review of the operating results of tax credit partnership investments, we determined that our share of losses from certain of these investments had not been properly recorded, due to oversight, in accordance with GAAP for the years 2003 to 2005. In accordance with the transition provisions of SAB No. 108, we recorded a net $656,000 cumulative adjustment to retained earnings as of January 1, 2006.

We have concluded that these adjustments are immaterial to prior years’ consolidated financial statements under our previous method of assessing materiality, and therefore have elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening assets and liabilities as of January 1, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial condition and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We will be required to adopt FIN No. 48 in the first quarter of 2007. We do not expect the adoption of FIN No. 48 will have a material effect on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing labilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective in the fiscal year beginning January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS No. 140.” This Statement:

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

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently assessing the impact that the adoption of SFAS No. 155 will have on our financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management‘ and “— Liquidity and Capital Resources.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed as a part of this Report are set forth on pages 52 through 91.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2006, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that:

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

During the quarter ended December 31, 2006, there have been no significant changes in Hanmi Financial’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2006, Hanmi Financial maintained effective internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of Hanmi Financial, has issued a report on management’s assessment of Hanmi Financial’s internal control over financial reporting as of December 31, 2006. The report expresses unqualified opinions on management’s assessment and on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Hanmi Financial Corporation and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
March 1, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Audit Committee Financial Expert

M. Christian Mitchell was appointed to the Audit Committee of the Board of Directors as of April 11, 2004. The Board has determined that Mr. Mitchell meets the independence standards required by NASDAQ and is a “financial expert” within the meaning of the current rules of the SEC.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. It will be provided to any stockholder without charge, upon the written request of that stockholder. Such requests should be addressed to Justine Roe, General Counsel, Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010. It is also available on our website at www.hanmi.com.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a) Financial Statements and Schedules

(1) The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 52 of this Report.

(2) All Financial Statement Schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3) The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at page 93.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Hanmi Financial Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Hanmi Financial Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ KPMG LLP

Los Angeles, California
March 1, 2007

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash and Due From Banks	$97,501	$103,477
Federal Funds Sold and Securities Purchased Under Agreements to Resell	41,000	60,000

Cash and Cash Equivalents	138,501	163,477
Term Federal Funds Sold	5,000	—
Securities Held to Maturity, at Amortized Cost (Fair Value: 2006 — $969; 2005 — $1,051)	967	1,049
Securities Available for Sale, at Fair Value	390,612	442,863
Loans Receivable, Net of Allowance for Loan Losses of $27,557 and $24,963 at December 31, 2006 and 2005, Respectively	2,813,520	2,468,015
Loans Held for Sale, at the Lower of Cost or Fair Value	23,870	1,065
Customers’ Liability on Acceptances	8,403	8,432
Premises and Equipment, Net	20,075	20,784
Accrued Interest Receivable	16,919	14,120
Deferred Income Taxes	13,064	9,651
Servicing Asset	4,579	3,910
Goodwill	207,646	209,058
Core Deposit Intangible	6,312	8,691
Federal Reserve Bank Stock	11,733	12,350
Federal Home Loan Bank Stock	13,189	12,237
Bank-Owned Life Insurance	23,592	22,713
Other Assets	27,261	15,837

TOTAL ASSETS	$3,725,243	$3,414,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$728,347	$738,618
Interest-Bearing:
Savings	99,255	121,574
Money Market Checking and NOW Accounts	438,267	526,171
Time Deposits of $100,000 or More	1,383,358	1,161,950
Other Time Deposits	295,488	277,801

Total Deposits	2,944,715	2,826,114
Accrued Interest Payable	22,582	11,911
Acceptances Outstanding	8,403	8,432
FHLB Advances and Other Borrowings	169,037	46,331
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	10,983	12,281

Total Liabilities	3,238,126	2,987,475

COMMITMENTS AND CONTINGENCIES (Notes 18 and 19)
SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,239,613 Shares (49,076,613 Shares Outstanding) and 49,821,798 Shares (48,658,798 Shares Outstanding) at December 31, 2006 and 2005, Respectively	50	50
Additional Paid-In Capital	344,810	339,991
Unearned Compensation	—	(1,150)
Accumulated Other Comprehensive Loss — Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of ($1,450) and ($1,671) at December 31, 2006 and 2005, Respectively	(3,200)	(4,383)
Retained Earnings	165,498	112,310

	507,158	446,818
Less Treasury Stock, at Cost; 1,163,000 Shares at December 31, 2006 and 2005	(20,041)	(20,041)

Total Shareholders’ Equity	487,117	426,777

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,725,243	$3,414,252

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, Except Per Share Data)

INTEREST INCOME:
Interest and Fees on Loans	$239,075	$180,845	$117,999
Interest on Investments	19,710	18,507	17,372
Interest on Federal Funds Sold	1,402	1,589	183
Interest on Term Federal Funds Sold	2	—	—

Total Interest Income	260,189	200,941	135,554

INTEREST EXPENSE:
Interest on Deposits	93,036	54,192	26,268
Interest on FHLB Advances and Other Borrowings	6,977	3,017	3,305
Interest on Junior Subordinated Debentures	6,416	4,902	3,044

Total Interest Expense	106,429	62,111	32,617

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	153,760	138,830	102,937
Provision for Credit Losses	7,173	5,395	2,907

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	146,587	133,435	100,030

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	17,134	15,782	14,441
Trade Finance Fees	4,567	4,269	4,044
Remittance Fees	2,056	2,122	1,653
Other Service Charges and Fees	2,359	2,496	1,486
Bank-Owned Life Insurance Income	879	845	731
Increase in Fair Value of Derivatives	1,074	1,105	232
Other Income	616	625	493
Gain on Sales of Loans	6,917	3,021	2,997
Gain on Sales of Securities Available for Sale	2	117	134

Total Non-Interest Income	35,604	30,382	26,211

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	40,512	36,839	33,540
Occupancy and Equipment	10,130	8,978	8,098
Data Processing	4,939	4,844	4,540
Advertising and Promotion	2,997	2,913	3,001
Supplies and Communications	2,391	2,556	2,433
Professional Fees	1,910	2,201	2,068
Amortization of Core Deposit Intangible	2,379	2,785	1,872
Decrease in Fair Value of Embedded Options	582	748	—
Other Operating Expenses	10,114	7,778	8,961
Merger-Related Expenses	—	(509)	2,053

Total Non-Interest Expenses	75,954	69,133	66,566

INCOME BEFORE PROVISION FOR INCOME TAXES	106,237	94,684	59,675
Provision for Income Taxes	40,588	36,455	22,975

NET INCOME	$65,649	$58,229	$36,700

EARNINGS PER SHARE:
Basic	$1.34	$1.18	$0.87
Diluted	$1.33	$1.17	$0.84
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	48,850,221	49,174,885	42,268,964
Diluted	49,435,128	49,942,356	43,517,257
DIVIDENDS DECLARED PER SHARE	$0.24	$0.20	$0.20

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Shareholders’ Equity
	Common Stock — Number of Shares						Accumulated
	Gross		Net				Other
	Shares		Shares		Additional		Comprehensive		Treasury	Total
	Issued and	Treasury	Issued and	Common	Paid-in	Unearned	Income	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Stock	Capital	Compensation	(Loss)	Earnings	at Cost	Equity
	(Dollars in thousands)

BALANCE — JANUARY 1, 2004	28,326,820	—	28,326,820	$28	$103,068	$—	$386	$35,985	$—	$139,467
Exercises of Stock Options and Stock Warrants	690,576	—	690,576	1	3,424	—	—	—	—	3,425
Stock Issued Through Private Placement	7,894,654	—	7,894,654	8	71,702	—	—	—	—	71,710
Stock Issued in PUB Acquisition	12,418,654	—	12,418,654	12	156,738	—	—	—	—	156,750
Cash Dividends	—	—	—	—	—	—	—	(8,791)	—	(8,791)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	36,700	—	36,700
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	649	—	—	649

Total Comprehensive Income										37,349

BALANCE — DECEMBER 31, 2004	49,330,704	—	49,330,704	49	334,932	—	1,035	63,894	—	399,910
Exercises of Stock Options	391,094	—	391,094	1	2,515	—	—	—	—	2,516
Restricted Stock Award	100,000	—	100,000	—	1,815	(1,815)	—	—	—	—
Amortization of Unearned Compensation	—	—	—	—	—	665	—	—	—	665
Tax Benefit from Exercise of Stock Options	—	—	—	—	729	—	—	—	—	729
Stock Repurchase	—	(1,163,000)	(1,163,000)	—	—	—	—	—	(20,041)	(20,041)
Cash Dividends	—	—	—	—	—	—	—	(9,813)	—	(9,813)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	58,229	—	58,229
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(5,418)	—	—	(5,418)

Total Comprehensive Income										52,811

BALANCE — DECEMBER 31, 2005	49,821,798	(1,163,000)	48,658,798	50	339,991	(1,150)	(4,383)	112,310	(20,041)	426,777
Cumulative Adjustment — Tax Credit Funds	—	—	—	—	—	—	—	(656)	—	(656)
Cumulative Adjustment — Share-Based Compensation	—	—	—	—	(916)	1,150	—	—	—	234
Exercises of Stock Options and Stock Warrants	417,815	—	417,815	—	3,553	—	—	—	—	3,553
Share-Based Compensation Expense	—	—	—	—	1,521	—	—	—	—	1,521
Tax Benefit from Exercise of Stock Options	—	—	—	—	661	—	—	—	—	661
Cash Dividends	—	—	—	—	—	—	—	(11,805)	—	(11,805)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	65,649	—	65,649
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	1,183	—	—	1,183

Total Comprehensive Income										66,832

BALANCE — DECEMBER 31, 2006	50,239,613	(1,163,000)	49,076,613	$50	$344,810	$—	$(3,200)	$165,498	$(20,041)	$487,117

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$65,649	$58,229	$36,700
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,924	2,704	2,447
Amortization of Premiums and Accretion of Discounts on Investments, Net	264	565	3,246
Amortization of Core Deposit Intangible	2,379	2,785	1,872
Share-Based Compensation Expense	1,521	665	—
Provision for Credit Losses	7,173	5,395	2,907
Federal Reserve Bank and Federal Home Loan Bank Stock Dividends	(641)	(362)	(497)
Gain on Sales of Securities Available for Sale	(2)	(117)	(134)
Increase in Fair Value of Derivatives	(1,074)	(1,105)	(232)
Decrease in Fair Value of Embedded Options	582	748	—
Gain on Sales of Loans	(6,917)	(3,021)	(2,997)
Loss on Sales of Premises and Equipment	22	34	15
Excess Tax Benefit from Exercises of Stock Options	(598)	729	—
Deferred Tax (Benefit) Expense	(2,942)	(2,707)	694
Origination of Loans Held for Sale	(154,608)	(61,709)	(53,855)
Proceeds from Sales of Loans Held for Sale	138,720	67,515	54,311
(Increase) Decrease in Accrued Interest Receivable	(2,799)	(4,091)	155
Increase in Servicing Asset	(669)	(64)	(1,482)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(879)	(845)	(731)
(Increase) Decrease in Other Assets	(11,424)	(2,015)	2,399
Increase (Decrease) in Accrued Interest Payable	10,671	4,811	(444)
Increase (Decrease) in Other Liabilities	(1,298)	188	(11,285)
Other, Net	2,855	612	4,645

Net Cash Provided By Operating Activities	48,909	68,944	37,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Reserve Bank Stock	617	—	—
Proceeds from Sales of Federal Home Loan Bank Stock	—	—	5,031
Proceeds from Matured or Called Securities Available for Sale	56,729	89,885	120,389
Proceeds from Matured or Called Securities Held to Maturity	—	—	239
Proceeds from Sales of Securities Available for Sale	5,005	11,360	53,063
Net Increase in Loans Receivable	(352,678)	(242,088)	(120,651)
Purchase of Term Federal Funds Sold	(5,000)	—	—
Purchases of Federal Reserve Bank and Federal Home Loan Bank Stock	(311)	(2,264)	(9,884)
Purchases of Securities Available for Sale	(9,663)	(132,700)	(22,384)
Purchases of Bank-Owned Life Insurance	—	—	(10,000)
Purchases of Premises and Equipment	(2,237)	(3,831)	(2,049)
Acquisition of Pacific Union Bank, Net of Cash Acquired	—	—	(63,498)

Net Cash Used In Investing Activities	(307,538)	(279,638)	(49,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	118,601	297,307	146,273
Issuance of Junior Subordinated Debentures	—	—	82,406
Proceeds from Exercises of Stock Options and Stock Warrants	3,553	2,516	3,425
Excess Tax Benefit from Exercises of Stock Options	598	—	—
Stock Issued Through Private Placement	—	—	71,710
Cash Dividends Paid	(11,805)	(9,813)	(7,740)
Cash Paid to Acquire Treasury Stock	—	(20,041)	—
Proceeds from Long-Term FHLB Advances and Other Borrowings	130,000	7,411	66,363
Repayment of Long-Term FHLB Advances and Other Borrowings	(5,420)	(30,246)	(148,400)
Net Change in Short-Term FHLB Advances and Other Borrowings	(1,874)	(127)	(137,458)

Net Cash Provided By Financing Activities	233,653	247,007	76,579

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,976)	36,313	64,569
Cash and Cash Equivalents — Beginning of Year	163,477	127,164	62,595

CASH AND CASH EQUIVALENTS — END OF YEAR	$138,501	$163,477	$127,164

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$117,100	$41,266	$29,920
Income Taxes Paid	$45,869	$37,650	$25,400
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned	$541	$—	$—
Accrued Dividend	$2,941	$2,433	$2,467
Reconciliation of Acquisition of Pacific Union Bank, Net of Cash Acquired:
Fair Value of Assets Acquired			$1,383,782
Cash and Cash Equivalents Acquired			(104,383)
Non-Cash Financing of Purchase Price and Liabilities Assumed:
Issuance of Common Stock			(156,750)
Liabilities Assumed			(1,059,151)

Acquisition of Pacific Union Bank, Net of Cash Acquired			$63,498

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Hanmi Financial Corporation and subsidiary conform to accounting principles generally accepted in the United States of America. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) and our wholly owned subsidiary, Hanmi Bank (the “Bank”), after elimination of all material intercompany transactions and balances.

Hanmi Financial was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Act of 1933 on March 17, 2001. Subsequent to its formation, each of the Bank’s shares was exchanged for one share of Hanmi Financial with an equal value.

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

On April 30, 2004, we completed our acquisition of Pacific Union Bank (“PUB”), a $1.2 billion (assets) commercial bank headquartered in Los Angeles that also served primarily the Korean-American community. As of December 31, 2006, the Bank maintained a branch network of 22 locations, serving individuals and small- to medium-sized businesses in Los Angeles and surrounding areas.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, overnight Federal funds sold and securities purchased under resale agreements, all of which have original or purchased maturities of less than 90 days.

Federal Reserve Bank Stock

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

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

We assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. We examine all individual securities that are in an unrealized loss position at each reporting date for “other-than-temporary” impairment. Specific investment level factors we examine to assess impairment include the severity and duration of the loss, an analysis of the issuers of the securities and if there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we reexamine the financial resources and overall ability the Bank has and the intent management has to hold the securities until their fair values recover. To the extent there is an impairment of value deemed “other than temporary” for a security held to maturity or available for sale, a loss is recognized in earnings and a new cost basis established for the security.

We also have a minority investment of 4.99 percent in a non-publicly traded company, Pacific International Bank. The investment is included in Other Assets on the Consolidated Statements of Financial Condition and is carried at cost. As of December 31, 2006 and 2005, its carrying value was $511,000. We monitor the investment for impairment and make appropriate reductions in carrying value when necessary.

Derivative Instruments

We account for derivatives in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair values. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge or a cash flow hedge. Fair value hedges include hedges of the fair value of a recognized asset, liability or a firm commitment. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset, liability or a forecasted transaction. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset, liability or firm commitment that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in Accumulated Other Comprehensive Income and reclassified into earnings in the period during which the hedged item affects earnings.

We formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

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

If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. The hedged item, including previously recorded mark-to-market adjustments, is derecognized immediately as a component of the gain or loss upon disposition.

Loans

We originate loans for investment, with such designation made at the time of origination. Loans are recorded at the contractual amounts due from borrowers, adjusted for undisbursed funds, net deferred loan fees and origination costs, and the allowance for loan losses.

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

Servicing Assets

Servicing assets are recorded at the lower of amortized cost or fair value in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The fair values of servicing assets represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets are amortized in proportion to, and over the period

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

of, estimated net servicing income. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Allowance for Loan Losses

Management believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. Our lending is concentrated in commercial, consumer, construction and real estate loans in the greater Los Angeles/Orange County area. Although management believes the level of the allowance is adequate to absorb probable losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

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

Hanmi Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses on a quarterly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Financial Institutions (“DFI”) and/or the Board of Governors of the Federal Reserve System require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and Improvements	10 to 30 Years
Furniture and Equipment	Two to Seven Years
Leasehold Improvements	Term of Lease or Useful Life, Whichever is Shorter
Software	Three Years

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, amounted to $207.6 million and $209.1 million as of December 31, 2006 and 2005, respectively. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 requires that goodwill be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit — our banking operations. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually, or earlier if events have occurred that might indicate impairment. We ceased amortization of goodwill as of January 1, 2002. Our impairment test is performed in two phases. The first step involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. Fair value of the reporting unit is estimated using two different valuation techniques: (a) discounted earnings cash flow and (b) average market price to earnings multiple using a management selected peer group. If the fair value of the reporting unit exceeds its fair value, an additional procedure must be performed. This additional procedure involves comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recorded through earnings to the extent the carrying amount of goodwill exceeds its implied fair value. As of December 31, 2006 and 2005, management is unaware of any circumstances that would indicate a potential impairment of goodwill.

Core Deposit Intangible

We amortize the core deposit intangible (“CDI”) balance using an accelerated method over eight years. As required upon adoption of SFAS No. 142, we evaluated the useful lives assigned to the CDI assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2006. As required by SFAS No. 142, the CDI balance is assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The CDI recoverability analysis is consistent with our policy for assessing impairment of long-lived assets. As of and for the year ended December 31, 2006 and 2005, management is not aware of any circumstances that would indicate impairment of the CDI asset, and no impairment charges were recorded through earnings in 2006.

As of December 31, 2006 and 2005, the gross carrying amount of the CDI balance totaled $13.8 million and the related accumulated amortization totaled $7.5 million and $5.1 million, respectively. The total amortization expense on the CDI balance was $2,379,000, $2,785,000 and $1,872,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Estimated future amortization expense of the CDI balance is as follows: $2,039,000 in 2007; $1,675,000 in 2008; $1,284,000 in 2009; $865,000 in 2010; $416,000 in 2011; and $34,000 thereafter.

Junior Subordinated Debentures

We have established three statutory business trusts that are wholly-owned subsidiaries of Hanmi Financial. In three separate private placement transactions, the Trusts issued variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. Hanmi Financial is the owner of all the beneficial interests represented by the common securities of the Trusts.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Income Taxes

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

Share-Based Compensation

We adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified or settled after December 31, 2005 are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for services attributed to the current period for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to the adoption of SFAS No. 123(R), we accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 in 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands, Except Per Share Data)

Net Income — As Reported	$58,229	$36,700
Add — Share-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects (Restricted Stock Award)	409	—
Deduct — Total Share-Based Employee Compensation Expense Determined Under Fair Value-Based Method for All Awards Subject to SFAS No. 123, Net of Related Tax Effects	(1,214)	(408)

Net Income — Pro Forma	$57,424	$36,292

Earnings Per Share — As Reported:
Basic	$1.18	$0.87
Diluted	$1.17	$0.84
Earnings Per Share — Pro Forma:
Basic	$1.17	$0.86
Diluted	$1.15	$0.83

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards” (“FAS 123R-3”). We have adopted the alternative transition method prescribed by FAS 123R-3 and concluded that we have no pool of tax benefits as of the adoption date of SFAS No. 123(R).

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

SFAS No. 123(R) requires that cash flows resulting from the realization of excess tax benefits recognized on awards that were fully vested at the time of adoption of SFAS No. 123(R) be classified as a financing cash inflow and an operating cash outflow in the Consolidated Statements of Cash Flows. Before the adoption of SFAS No. 123(R), we presented all tax benefits realized from the exercise of stock options as an operating cash inflow.

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
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

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
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

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

As of December 31, 2006, the carrying amount of goodwill from the PUB acquisition was $205.8 million compared to $207.2 million at December 31, 2005, a decrease of $1.5 million. The decrease was due to a tax refund related to the acquisition of PUB.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

The fair value of PUB net assets acquired was as follows:

(In thousands)

Assets:
Cash and Due From Banks	$27,483
Federal Fund Sold	76,900
Federal Home Loan Bank Stock	6,256
Securities Available for Sale	157,905
Loans Receivable, Net of Allowance for Loan Losses	865,743
Premises and Equipment	11,668
Accrued Interest Receivable	3,498
Goodwill	205,815
Core Deposit Intangible	13,137
Other Assets	12,888

Total Assets	$1,381,293

Liabilities:
Deposits	$936,699
Borrowings	105,789
Other Liabilities	14,109

Total Liabilities	$1,056,597

Net Assets Acquired	$324,696

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

Certain costs (primarily PUB employee severance, data processing contract termination costs, and the costs of vacating duplicative branches within PUB’s network) were recognized as liabilities assumed in the business combination or impairments of fixed assets associated with such branches. Accordingly, they have been considered part of the purchase price of PUB and recorded as an increase in the balance of goodwill. Of the $4,515,000 provided, $95,000, $834,000 and $2,444,000 was utilized and charged against the related liability in 2006, 2005 and 2004, respectively, and $1,142,000 was reversed in 2005.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

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

The following is a summary of the securities purchased under agreements to resell:

	December 31,
	2006	2005
	(Dollars in thousands)

Balance at Year-End	$—	$20,000
Average Balance Outstanding During the Year	$6,164	$13,137
Maximum Amount Outstanding at Any Month-End During the Year	$30,000	$25,000
Weighted-Average Interest Rate During the Year	5.09%	3.38%

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

NOTE 4 — SECURITIES

The following is a summary of securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In thousands)

December 31, 2006:
Municipal Bonds	$693	$—	$—	$693
Mortgage-Backed Securities	274	2	—	276

	$967	$2	$—	$969

December 31, 2005:
Municipal Bonds	$692	$—	$—	$692
Mortgage-Backed Securities	357	2	—	359

	$1,049	$2	$—	$1,051

The following is a summary of securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In thousands)

December 31, 2006:
Mortgage-Backed Securities	$123,614	$179	$2,185	$121,608
U.S. Government Agency Securities	119,768	—	1,524	118,244
Municipal Bonds	69,966	1,795	51	71,710
Collateralized Mortgage Obligations	67,605	—	1,492	66,113
Corporate Bonds	8,090	—	203	7,887
Other	4,999	172	121	5,050

	$394,042	$2,146	$5,576	$390,612

December 31, 2005:
Mortgage-Backed Securities	$149,311	$144	$2,187	$147,268
U.S. Government Agency Securities	129,589	—	1,776	127,813
Municipal Bonds	71,536	1,758	74	73,220
Collateralized Mortgage Obligations	83,068	3	1,615	81,456
Corporate Bonds	8,235	—	182	8,053
Other	4,999	156	102	5,053

	$446,738	$2,061	$5,936	$442,863

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2036, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Within One Year	$44,942	$44,649	$—	$—
Over One Year Through Five Years	90,049	88,656	—	—
Over Five Years Through Ten Years	7,834	7,976	693	693
Over Ten Years	59,998	61,610	—	—

	202,823	202,891	693	693

Mortgage-Backed Securities	123,614	121,608	274	276
Collateralized Mortgage Obligations	67,605	66,113	—	—

	191,219	187,721	274	276

	$394,042	$390,612	$967	$969

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2006 and 2005:

	Holding Period
	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(In thousands)

Available for Sale — December 31, 2006:
Mortgage-Backed Securities	$121	$19,442	$2,064	$87,966	$2,185	$107,408
U.S. Government Agency Securities	21	9,979	1,503	108,265	1,524	118,244
Municipal Bonds	3	961	48	4,290	51	5,251
Collateralized Mortgage Obligations	98	7,196	1,394	58,917	1,492	66,113
Corporate Bonds	—	—	203	7,887	203	7,887
Other	—	—	121	2,879	121	2,879

	$243	$37,578	$5,333	$270,204	$5,576	$307,782

Available for Sale — December 31, 2005:
Mortgage-Backed Securities	$922	$78,891	$1,265	$40,364	$2,187	$119,255
U.S. Government Agency Securities	1,682	112,931	94	9,882	1,776	122,813
Municipal Bonds	31	4,126	43	2,353	74	6,479
Collateralized Mortgage Obligations	383	29,281	1,232	42,988	1,615	72,269
Corporate Bonds	106	5,102	76	2,951	182	8,053
Other	21	979	81	1,919	102	2,898

	$3,145	$231,310	$2,791	$100,457	$5,936	$331,767

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2006 and 2005 had investment grade ratings upon purchase. The issuers of these securities have not, to our knowledge, established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2006 and 2005. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability, and management intends to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2006 and 2005 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2006 and 2005 are warranted.

Securities with carrying values of $282.5 million and $279.7 million as of December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were $2,000, $117,000 and $134,000 in net realized gains on sales of securities available for sale during the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, $254,000 ($184,000, net of tax) of unrealized losses arose during the year and were included in comprehensive income and $4,000 ($3,000, net of tax) of previously unrealized gains were realized in earnings. In 2005, $3.6 million ($2.6 million, net of tax) of unrealized losses arose during the year and were included in comprehensive income and $114,000 ($83,000, net of tax) of previously unrealized gains were realized in earnings. In 2004, $983,000 ($713,000, net of tax) of unrealized losses arose during the year and were included in comprehensive income and $167,000 ($122,000, net of tax) of previously unrealized losses were realized in earnings.

NOTE 5 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable consisted of the following at December 31:

	2006	2005
	(In thousands)

Real Estate Loans:
Commercial Property	$757,428	$733,650
Construction	202,207	152,080
Residential Property	81,128	87,377

Total Real Estate Loans	1,040,763	973,107

Commercial and Industrial Loans:
Commercial Term Loans	1,202,612	945,210
Commercial Lines of Credit	225,630	224,271
SBA Loans	148,391	155,491
International Loans	126,561	106,520

Total Commercial and Industrial Loans	1,703,194	1,431,492

Consumer Loans	100,121	92,154

Total Gross Loans	2,844,078	2,496,753
Allowance for Loans Losses	(27,557)	(24,963)
Deferred Loan Fees	(3,001)	(3,775)

Loans Receivable, Net	$2,813,520	$2,468,015

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows:

	As of and for the Year Ended December 31,
	2006			2005			2004
		Allowance			Allowance			Allowance
		for Off-			for Off-			for Off-
	Allowance	Balance		Allowance	Balance		Allowance	Balance
	for Loan	Sheet		for Loan	Sheet		for Loan	Sheet
	Losses	Items	Total	Losses	Items	Total	Losses	Items	Total
	(In thousands)

Balance — Beginning of Year	$24,963	$2,130	$27,093	$22,702	$1,800	$24,502	$13,349	$1,385	$14,734
Allowance for Loan Losses Acquired in PUB Acquisition	—	—	—	—	—	—	10,566	—	10,566
Provision Charged to Operating Expense	7,173	—	7,173	5,065	330	5,395	2,492	415	2,907
Loans Charged Off	(6,129)	—	(6,130)	(5,198)	—	(5,198)	(5,485)	—	(5,485)
Recoveries	1,550	—	1,551	2,394	—	2,394	1,780	—	1,780

Balance — End of Year	$27,557	$2,130	$29,687	$24,963	$2,130	$27,093	$22,702	$1,800	$24,502

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$1,726	$957	$678
Less: Interest Income Recognized on Impaired Loans	(1,146)	(603)	(350)

Interest Foregone on Impaired Loans	$580	$354	$328

The following table provides information on impaired loans for the periods indicated:

	As of and for the
	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Recorded Investment With Related Allowance	$10,616	$7,548	$4,391
Recorded Investment With No Related Allowance	3,868	3,235	3,262
Allowance on Impaired Loans	(6,731)	(4,991)	(3,039)

Net Recorded Investment in Impaired Loans	$7,753	$5,792	$4,614

Average Total Recorded Investment in Impaired Loans	$19,287	$14,340	$9,850

There were no commitments to lend additional funds to borrowers whose loans are included above.

Loans on non-accrual status totaled $14.2 million and $10.1 million at December 31, 2006 and 2005, respectively. Loans past due 90 days or more and still accruing interest totaled $2,000 and $9,000 at December 31, 2006 and 2005, respectively. Restructured loans totaled $5.5 million and $4.0 million at December 31, 2006 and 2005, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

The following is an analysis of all loans to officers and directors of Hanmi Financial and their affiliates. In the opinion of management, all such loans were made under terms that are consistent with our normal lending policies.

	December 31,
	2006	2005
	(In thousands)

Outstanding Balance — Beginning of Year	$850	$1,552
Credit Granted, Including Renewals	—	—
Repayments	(811)	(702)

Outstanding Balance — End of Year	$39	$850

Income from these loans totaled $72,000, $81,000 and $4,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is reflected in the accompanying Consolidated Statements of Income.

NOTE 6 — SERVICING ASSET

Changes in loan servicing rights, net of amortization, were as follows:

	December 31,
	2006	2005
	(In thousands)

Balance — Beginning of Year	$3,910	$3,846
Additions	2,331	1,150
Valuation Write-Down	(355)	—
Amortization	(1,307)	(1,086)

Balance — End of Year	$4,579	$3,910

At December 31, 2006 and 2005, we serviced loans sold to unaffiliated parties in the amounts of $236.0 million and $180.9 million, respectively. All of the loans being serviced were SBA loans.

NOTE 7 — PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment:

	December 31,
	2006	2005
	(In thousands)

Land	$6,120	$6,120
Buildings and Improvements	8,210	7,804
Furniture and Equipment	12,202	12,095
Leasehold Improvements	8,403	7,924
Software	862	387

	35,797	34,330
Accumulated Depreciation and Amortization	(15,722)	(13,546)

Total Premises and Equipment, Net	$20,075	$20,784

Depreciation and amortization expense totaled $2,924,000, $2,704,000 and $2,447,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

NOTE 8 — DEPOSITS

Time deposits by maturity were as follows:

	December 31,
	2006	2005
	(In thousands)

Less Than Three Months	$811,211	$701,140
After Three Months to Six Months	516,473	314,151
After Six Months to Twelve Months	340,856	407,689
After Twelve Months	10,306	16,771

Total Time Deposits	$1,678,846	$1,439,751

For time deposits having a remaining term of more than one year, the aggregate amount of maturities for each of the five years following the balance sheet date are as follows: $2,255,000 in 2007; $8,457,000 in 2008; $56,000 in 2009; $0 in 2010; and $4,000 in 2011.

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Savings	$1,853	$2,130	$1,790
Money Market Checking and NOW Accounts	14,539	12,964	8,098
Time Deposits of $100,000 or More	64,184	31,984	10,966
Other Time Deposits	12,460	7,114	5,414

Total Interest Expense on Deposits	$93,036	$54,192	$26,268

Total deposits reclassified to loans due to overdrafts at December 31, 2006 and 2005 were $4.3 million and $3.7 million, respectively.

NOTE 9 —	FHLB ADVANCES AND OTHER BORROWINGS

FHLB advances and other borrowings consisted of the following:

	December 31,
	2006	2005
	(In thousands)

FHLB Advances	$168,107	$43,527
Note Issued to U.S. Treasury	930	2,804

Total FHLB Advances and Other Borrowings	$169,037	$46,331

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

FHLB advances represent collateralized obligations with the FHLB of San Francisco. A summary of contractual maturities follows:

		Weighted-Average
Year	Amount	Interest Rate
	(In thousands)

2007	$45,000	4.75%
2008	105,000	5.42%
2009	6,000	5.63%
2010	7,252	4.44%
2011	—	—
Thereafter	4,855	5.27%

	$168,107

Financial data pertaining to FHLB advances were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Weighted-Average Interest Rate at End of Year	5.20%	4.33%	4.12%
Weighted-Average Interest Rate During the Year	5.02%	3.70%	2.23%
Average Balance of FHLB Advances	$123,295	$74,437	$137,827
Maximum Amount Outstanding at Any Month-End	$168,250	$100,700	$261,000

All of the FHLB advances had fixed interest rates.

We have pledged investment securities available for sale and loans receivable with carrying values of $53.3 million and $284.8 million, respectively, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $240.7 million, of which $72.6 million remained available as of December 31, 2006.

For the years ended December 31, 2006, 2005 and 2004, interest expense on FHLB advances and other borrowings totaled $7.0 million, $3.0 million and $3.3 million, respectively, and the weighted-average interest rates were 5.02 percent, 3.63 percent and 2.14 percent, respectively.

In 2006, we increased our lines of credit by $4.0 million. Total credit lines for borrowing amounted to $158.0 million and $154.0 million at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, there were no borrowings under these credit lines.

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The securities have a floating rate, which resets quarterly. Under the terms of the transactions, the securities will mature in 2034 and are redeemable, in whole or in part, without penalty, at the option of Hanmi Financial after five years. The outstanding subordinated debentures related to these offerings, the proceeds of which financed the purchase of PUB, totaled $82.4 million at December 31, 2006 and 2005.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

For the years ended December 31, 2006, 2005 and 2004, interest expense on the junior subordinated debentures totaled $6.4 million, $4.9 million and $3.0 million, respectively, and the weighted-average interest rates were 7.79 percent, 5.95 percent and 3.69 percent, respectively.

NOTE 11 — INCOME TAXES

A summary of income taxes for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
	(In thousands)

Current:
Federal	$34,471	$29,779	$16,010
State	9,059	9,383	6,271

	43,530	39,162	22,281

Deferred:
Federal	(2,222)	(2,350)	1,032
State	(720)	(357)	(338)

	(2,942)	(2,707)	694

Income Taxes	$40,588	$36,455	$22,975

As of December 31, 2006 and 2005, the Federal and state deferred tax assets were as follows:

	2006	2005
	(In thousands)

Deferred Tax Assets:
Credit Loss Provision	$13,608	$12,419
Depreciation	1,288	591
State Taxes	2,672	2,928
Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps	1,450	1,671
Other	637	59

Total Deferred Tax Assets	19,655	17,668

Deferred Tax Liabilities:
Purchase Accounting	(5,329)	(6,497)
Other	(1,262)	(1,520)

Total Deferred Tax Liabilities	(6,591)	(8,017)

Net Deferred Tax Assets	$13,064	$9,651

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

A reconciliation of the difference between the Federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

	2006	2005	2004

Statutory Tax Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefits	5.8%	6.2%	6.5%
Tax-Exempt Municipal Securities	(1.0)%	(1.2)%	(1.8)%
Reversal of Valuation Allowance	—	—	(0.7)%
Other	(1.6)%	(1.5)%	(0.5)%

Effective Tax Rate	38.2%	38.5%	38.5%

At December 31, 2006 and 2005, net current taxes payable of $1.0 million and $2.3 million, respectively, were included in Other Liabilities in the Consolidated Statements of Financial Condition.

NOTE 12 — EMPLOYEE SHARE-BASED COMPENSATION

At December 31, 2006, we had two stock incentive plans, the Year 2000 Stock Option Plan, which provides for the granting of non-qualified and incentive stock options and restricted stock awards to employees (including officers and directors), and our 2004 CEO Stock Option Plan, which provides for the grant of stock options to our Chief Executive Officer.

Year 2000 Stock Option Plan

Under the Year 2000 Stock Option Plan, we may grant options for up to 5,430,742 shares of common stock. As of December 31, 2006, 2,206,092 shares were still available for issuance.

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

For the years ended December 31, 2006, 2005 and 2004, the estimated weighted-average fair value per share of options granted under the Year 2000 Stock Option Plan was as follows:

	Year Ended December 31,
	2006	2005	2004

Estimated Weighted-Average Fair Value Per Share of Options Granted	$6.23	$4.96	$3.55

The estimated weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004

Weighted-Average Assumptions:
Dividend Yield	1.26%	1.18%	1.48%
Expected Volatility	34.79%	32.62%	33.04%
Expected Term	4.6 years	4.1 years	4.0 years
Risk-Free Interest Rate	4.85%	4.13%	2.75%

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

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

The following information under the Year 2000 Stock Option Plan is presented for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Grant Date Fair Value of Options Granted	$5,940	$672	$1,582
Fair Value of Options Vested	$695	$905	$691
Total Intrinsic Value of Options Exercised(1)	$2,874	$4,487	$9,758
Cash Received from Options Exercised	$2,032	$2,093	$1,703
Actual Tax Benefit Realized from Tax Deductions on Options Exercised	$661	$729	$—

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of the transactions under the Year 2000 Stock Option Plan for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Number	Weighted-Average	Number	Weighted-Average	Number	Weighted-Average
	of	Exercise Price	of	Exercise Price	of	Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Options Outstanding — Beginning of Year	1,173,712	$10.55	1,618,836	$9.33	1,500,064	$5.52
Options Granted	953,000	$19.17	135,554	$17.10	791,000	$13.51
Options Assumed in PUB Acquisition	—	$—	—	$—	137,414	$5.11
Options Exercised	(257,759)	$7.88	(391,094)	$6.44	(670,576)	$4.82
Options Forfeited	(111,540)	$15.39	(189,584)	$13.26	(139,066)	$9.61
Options Expired	(1,600)	$14.03	—	$—	—	$—

Options Outstanding — End of Year	1,755,813	$15.31	1,173,712	$10.55	1,618,836	$9.33

Options Exercisable — End of Year	471,903	$8.55	520,602	$7.00	487,242	$6.10

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

The following is a summary of the transactions for non-vested stock options under the Year 2000 Stock Option Plan for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
		Weighted-Average		Weighted-Average		Weighted-Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-Vested Options Outstanding — Beginning of Year	653,110	$3.68	1,131,594	$2.93	844,910	$1.89
Options Granted	953,000	$6.23	135,554	$4.96	791,000	$3.55
Options Vested	(210,660)	$3.30	(424,454)	$2.13	(365,250)	$1.89
Options Forfeited	(111,540)	$4.90	(189,584)	$3.62	(139,066)	$2.83

Non-Vested Options Outstanding — End of Year	1,283,910	$5.53	653,110	$3.68	1,131,594	$2.93

For the year ended December 31, 2006, compensation expense of $742,000 for the Year 2000 Stock Option Plan was recognized in the Consolidated Statements of Income. As of December 31, 2006, the total compensation cost not yet recognized under the Year 2000 Stock Option Plan was $5.9 million with a weighted-average recognition period of 3.6 years.

As of December 31, 2006, stock options outstanding under the Year 2000 Stock Option Plan were as follows:

	Options Outstanding				Options Exercisable
			Weighted-	Weighted-			Weighted-	Weighted-
			Average	Average			Average	Average
			Exercise	Remaining			Exercise	Remaining
Exercise	Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Price Range	of Shares	Value(1)	Share	Life	of Shares	Value(1)	Share	Life
	(Dollars in thousands, Except Per Share Data)

$3.27 to $4.99	156,666	$2,938	$3.78	3.8 years	156,666	$2,938	$3.78	3.8 years
$5.00 to $9.99	141,593	2,177	$7.15	4.3 years	141,593	2,177	$7.15	4.3 years
$10.00 to $14.99	434,000	3,918	$13.50	7.3 years	149,533	1,351	$13.50	7.3 years
$15.00 to $19.99	735,554	3,386	$17.93	9.2 years	24,111	133	$17.03	8.3 years
$20.00 to $21.63	288,000	259	$21.63	9.9 years	—	—	$—	—

	1,755,813	$12,678	$15.31	8.0 years	471,903	$6,599	$8.55	6.8 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $22.53 as of December 29, 2006, and the exercise price, multiplied by the number of options.

2004 CEO Stock Option Plan

Under the 2004 CEO Stock Option Plan, a total of 350,000 stock options were granted to our Chief Executive Officer. As of December 31, 2006, there were no additional shares available for issuance.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

There were no stock options granted under the 2004 CEO Stock Option Plan during the years ended December 31, 2006 and 2005.

The following is a summary of the transactions under the 2004 CEO Stock Option Plan for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Shares	Share	Shares	Share	Shares	Share

Options Outstanding — Beginning of Year	350,000	$17.17	350,000	$17.17	—	$—
Options Granted	—	$—	—	$—	350,000	$17.17

Options Outstanding — End of Year	350,000	$17.17	350,000	$17.17	350,000	$17.17

Options Exercisable — End of Year	58,333	$17.17	—	$—	—	$—

The following is a summary of the transactions for non-vested stock options under the 2004 CEO Stock Option Plan for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-Vested Options Outstanding — Beginning of Year	350,000	$4.82	350,000	$4.82	—	$—
Options Granted	—	$—	—	$—	350,000	$4.82
Options Vested	(58,333)	$4.82	—	$—	—	$—

Non-Vested Options Outstanding — End of Year	291,667	$4.82	350,000	$4.82	350,000	$4.82

For the year ended December 31, 2006, compensation expense of $416,000 for the 2004 CEO Stock Option Plan was recognized in the Consolidated Statements of Income. As of December 31, 2006, the total compensation cost not yet recognized under the 2004 CEO Stock Option Plan was $1.0 million with a recognition period of 3.8 years.

As of December 31, 2006, stock options outstanding under the 2004 CEO Stock Option Plan were as follows:

Options Outstanding				Options Exercisable
		Exercise	Remaining			Exercise	Remaining
Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
of Shares	Value(1)	Share	Life	of Shares	Value(1)	Share	Life
(Dollars in thousands, Except Per Share Data)

350,000	$1,878	$17.17	7.9 years	58,333	$313	$17.17	7.9 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $22.53 as of December 29, 2006, and the exercise price, multiplied by the number of options.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Restricted Stock Award

In February 2005, 100,000 shares of restricted stock were granted to Dr. Sung Won Sohn, our Chief Executive Officer. 20,000 of these shares vested immediately, and an additional 20,000 shares vest each year over the next four years on the anniversary date of the grant. The market value of the shares awarded totaled $1,815,000. For the years ended December 31, 2006 and 2005, compensation expense of $363,000 and $665,000, respectively, related to the restricted stock award was recognized in the Consolidated Statements of Income.

NOTE 13 — SHAREHOLDERS’ EQUITY

Stock Warrants

In 2004, we issued stock warrants to affiliates of Castle Creek Financial LLC for services rendered in connection with the placement of our equity securities. Under the terms of the warrants, the warrant holders can purchase a total of 508,558 shares of common stock at an exercise price of $9.50 per share. The warrants were immediately exercisable and expire after five years. During the years ended December 31, 2006, 2005 and 2004, 160,056, 0 and 20,000 shares of common stock, respectively, were issued in connection with the exercise of stock warrants. As of December 31, 2006, there were 328,502 warrants outstanding.

Repurchase of Common Stock

On August 25, 2005, we repurchased 1,163,000 shares of our common stock from Korea Exchange Bank for an aggregate purchase price of $20.0 million as part of our ongoing capital management program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under our stock option plans.

NOTE 14 — REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require Hanmi Financial and the Bank to maintain minimum ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier 1 Capital (as defined) to Average Assets (as defined). Management believes that, as of December 31, 2006 and 2005, Hanmi Financial and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Board categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the institution’s category.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

The capital ratios of Hanmi Financial and Hanmi Bank at December 31, 2006 and 2005 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

December 31, 2006
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$384,895	12.55%	$245,408	8.00%	N/A	N/A
Hanmi Bank	$376,422	12.28%	$245,158	8.00%	$306,447	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$355,186	11.58%	$122,704	4.00%	N/A	N/A
Hanmi Bank	$346,713	11.31%	$122,579	4.00%	$183,868	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$355,186	10.08%	$140,947	4.00%	N/A	N/A
Hanmi Bank	$346,713	9.85%	$140,827	4.00%	$176,034	5.00%

December 31, 2005
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$319,866	12.04%	$212,617	8.00%	N/A	N/A
Hanmi Bank	$318,099	11.98%	$212,383	8.00%	$265,478	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$292,750	11.03%	$106,191	4.00%	N/A	N/A
Hanmi Bank	$290,983	10.96%	$106,191	4.00%	$159,287	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$295,750	9.11%	$128,566	4.00%	N/A	N/A
Hanmi Bank	$290,983	9.06%	$128,447	4.00%	$160,558	5.00%

The average reserve balance required to be maintained with the FRB was $1.5 million as of December 31, 2006 and 2005.

Memorandum of Understanding

On July 20, 2005, following a joint regular examination by the FRB and the DFI, the Bank’s Board of Directors approved and signed an informal memorandum of understanding (“Memorandum”) in connection with certain deficiencies identified by the regulators relating to the Bank’s compliance with certain provisions of the Bank Secrecy Act and anti-money laundering regulations. On December 21, 2006, following a joint examination by the FRB and the DFI, the Memorandum was terminated.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

NOTE 15 — EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, 2006, 2005 and 2004:

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, Except Per Share Amounts)

2006:
Basic EPS — Income Available to Common Shareholders	$65,649	48,850,221	$1.34
Effect of Dilutive Securities — Options and Warrants	—	584,907	(0.01)

Diluted EPS — Income Available to Common Shareholders	$65,649	49,435,128	$1.33

2005:
Basic EPS — Income Available to Common Shareholders	$58,229	49,174,885	$1.18
Effect of Dilutive Securities — Options and Warrants	—	767,471	(0.01)

Diluted EPS — Income Available to Common Shareholders	$58,229	49,942,356	$1.17

2004:
Basic EPS — Income Available to Common Shareholders	$36,700	42,268,964	$0.87
Effect of Dilutive Securities — Options and Warrants	—	1,248,293	(0.03)

Diluted EPS — Income Available to Common Shareholders	$36,700	43,517,257	$0.84

For the years ended December 31, 2006, 2005 and 2004, there were 1,373,554 options, 50,554 options and 354,000 options outstanding, respectively, that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE 16 — EMPLOYEE BENEFITS

401(k) Plan

We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. We made contributions to the 401(k) plan for the years ended December 31, 2006, 2005 and 2004 of $1,008,000, $918,000 and $858,000, respectively.

Bank-Owned Life Insurance

In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. Hanmi Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Deferred Compensation Plan

Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (“the DCP”). The DCP is a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The DCP is unfunded. As of December 31, 2006, the liability for the deferred compensation plan and interest thereon was $112,000.

NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS

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

In 2005, the Bank terminated these swaps. At such time, the swaps were in an unfavorable position of $2,139,000. Such amount is being amortized in amounts proportional to the interest income associated with the hedged loan pools over the remaining terms of the swaps or the lives of the hedged loans, whichever is shorter. For the year ended December 31, 2006, amortization expense of $879,000 was recognized in Other Operating Expenses in the Consolidated Statement of Income.

Equity Swap

In 2004, the Bank offered a certificate of deposit (“CD”) product that paid interest tied to the movement in the Standard & Poor’s 500 Index plus 1.00 percent annual interest. Such CD’s will mature in November 2009. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. As of December 31, 2006 and 2005, the fair value of the embedded option was $1,641,000 and $1,280,000, respectively, and the change in the liability during 2006 and 2005 was $361,000 and ($116,000), respectively. The changes were recognized in earnings.

To place an economic hedge for the market risk described above, the Bank purchased an equity swap with a notional amount of $9,340,000. As of December 31, 2006 and 2005, the fair value of the equity swap was $872,000 and $88,000, respectively, and the change in the asset during 2006 and 2005 was $784,000 and ($111,000), respectively. The changes were recognized in earnings.

Currency Swap

In 2005, the Bank offered a CD product that paid interest based on the increase in the weighted-average value of five Asian currencies (Korean Won, Singapore Dollar, Taiwan Dollar, Thai Baht and Chinese Yuan) against the U.S. Dollar plus 0.25 percent annual interest. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. The CD’s matured in February 2006. As of December 31, 2005, the fair value of the embedded option was $5,000, and the change in the liability during 2006 and 2005 was ($5,000) and ($415,000), respectively. The changes were recognized in earnings.

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

To place an economic hedge for the market risk described above, the Bank purchased a currency swap with a notional amount of $14,274,000. The swap terminated in February 2006. As of December 31, 2005, the fair value of the currency swap was ($105,000), and the change in the asset during 2006 and 2005 was $63,000 and ($63,000), respectively. The changes were recognized in earnings.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

We lease our premises under non-cancelable operating leases. At December 31, 2006, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, is as follows:

Year Ending
December 31,	Amount
(In thousands)

2007	$4,093
2008	3,455
2009	2,462
2010	2,128
2011	1,315
Thereafter	6,068

$19,521

Rental expenses recorded under such leases in 2006, 2005 and 2004 amounted to $4,063,000, $3,389,000 and $3,226,000, respectively.

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

NOTE 19 — OFF-BALANCE SHEET COMMITMENTS

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2006	2005
	(In thousands)

Commitments to Extend Credit	$578,347	$555,736
Commercial Letters of Credit	65,158	58,036
Standby Letters of Credit	48,289	42,768
Unused Credit Card Lines	17,031	14,892

Total Undisbursed Loan Commitments	$708,825	$671,432

NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	or Contract	Estimated	or Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

ASSETS
Cash and Cash Equivalents	$138,501	$138,501	$163,477	$163,477
Term Federal Funds Sold	5,000	5,000	—	—
Securities Held to Maturity	967	969	1,049	1,051
Securities Available for Sale	390,612	390,612	442,863	442,863
Loans Receivable, Net	2,813,520	2,834,864	2,468,015	2,460,092
Loans Held for Sale	23,870	23,870	1,065	1,074
Accrued Interest Receivable	16,919	16,919	14,120	14,120
Federal Reserve Bank Stock	11,733	11,733	12,350	12,350
Federal Home Loan Bank Stock	13,189	13,189	12,237	12,237
Equity Swap	872	872	88	88

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

	December 31, 2006		December 31, 2005
	Carrying		Carrying
	or Contract	Estimated	or Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

LIABILITIES
Noninterest-Bearing Deposits	728,347	728,347	738,618	738,618
Interest-Bearing Deposits	2,216,368	2,216,757	2,087,496	2,087,496
FHLB Advances, Other Borrowings and Junior Subordinated Debentures	251,443	254,058	128,737	129,441
Accrued Interest Payable	22,582	22,582	11,911	11,911
Currency Swap	—	—	(105)	(105)
Embedded Derivative	1,641	1,641	1,280	1,280

OFF-BALANCE SHEET ITEMS
Commitments to Extend Credit	578,347	1,786	555,736	774
Standby Letters of Credit	48,289	245	42,768	217

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents — The carrying amounts approximate fair value due to the short-term nature of these instruments.

Term Federal Funds Sold — The carrying amounts approximate fair value due to the short-term nature of these instruments.

Securities — The fair value of securities is generally obtained from market bids for similar or identical securities or obtained from independent securities brokers or dealers.

Loans — Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The fair value of non-performing loans at December 31, 2006 and 2005 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses.

Accrued Interest Receivable — The carrying amount of accrued interest receivable approximates its fair value.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock — The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.

Equity Swap — The carrying amounts of the equity swap approximate their fair value.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

Accrued Interest Payable — The carrying amount of accrued interest payable approximates its fair value.

FHLB Advances, Other Borrowings and Junior Subordinated Debentures  — Discounted cash flows have been used to value FHLB advances, other borrowings and junior subordinated debentures.

Currency Swap and Embedded Derivative — The carrying amounts of the currency swap and embedded derivative approximate their fair value.

Commitments to Extend Credit and Standby Letters of Credit — The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

Note 21 — Condensed Financial Information of Parent Company

	December 31,
STATEMENTS OF FINANCIAL CONDITION	2006	2005
	(In thousands)

ASSETS
Cash	$7,578	$1,470
Investment in Hanmi Bank	558,645	505,009
Investment in Unconsolidated Subsidiaries	2,986	2,986
Other Assets	4,346	3,091

Total Assets	$573,555	$512,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior Subordinated Debentures	$82,406	$82,406
Other Liabilities	4,032	3,373
Shareholders’ Equity	487,117	426,777

Total Liabilities and Shareholders’ Equity	$573,555	$512,556

	Year Ended December 31,
STATEMENTS OF INCOME	2006	2005	2004
	(In thousands)

Equity in Earnings of Hanmi Bank	$71,375	$62,001	$39,574
Other Expenses, Net	(9,266)	(6,133)	(4,673)
Income Tax Benefit	3,540	2,361	1,799

Net Income	$65,649	$58,229	$36,700

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

	Year Ended December 31,
STATEMENTS OF CASH FLOWS	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$65,649	$58,229	$36,700
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Earnings of Hanmi Bank	(71,375)	(62,001)	(39,574)
Decrease (Increase) in Receivable from Hanmi Bank	—	455	(224)
Share-Based Compensation Expense	1,521	—	—
Increase in Other Assets	(1,255)	(1,292)	(718)
Increase (Decrease) in Other Liabilities	659	(229)	132
Excess Tax Benefit from Exercises of Stock Options	661	729	—

Net Cash Used In Operating Activities	(4,140)	(4,109)	(3,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends Received from Hanmi Bank	18,500	27,541	11,990
Capital Contribution to Hanmi Bank	—	—	(80,000)
Acquisition of Pacific Union Bank	—	—	(71,710)
Purchase of Investment in Unconsolidated Subsidiaries	—	—	(2,475)

Net Cash Provided By (Used In) Investing Activities	18,500	27,541	(142,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Junior Subordinated Debentures	—	—	82,406
Proceeds from Exercise of Stock Options and Stock Warrants	3,553	2,516	3,425
Stock Issued Through Private Placement	—	—	71,710
Repurchase of Common Stock	—	(20,041)	—
Cash Dividends Paid	(11,805)	(9,813)	(7,740)

Net Cash (Used In) Provided By Financing Activities	(8,252)	(27,338)	149,801

NET INCREASE (DECREASE) IN CASH	6,108	(3,906)	3,922
Cash — Beginning of Year	1,470	5,376	1,454

CASH — END OF YEAR	$7,578	$1,470	$5,376

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004 — (Continued)

NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands; Except Per Share Amounts)

2006:
Interest Income	$58,535	$63,906	$68,664	$69,084
Interest Expense	21,680	25,509	28,934	30,306

Net Interest Income Before Provision for Credit Losses	36,855	38,397	39,730	38,778
Provision for Credit Losses	2,960	900	1,682	1,631
Non-Interest Income	7,744	8,287	8,784	10,789
Non-Interest Expenses	17,439	19,416	19,473	19,626

Income Before Provision for Income Taxes	24,200	26,368	27,359	28,310
Provision for Income Taxes	9,398	10,428	9,762	11,000

NET INCOME	$14,802	$15,940	$17,597	$17,310

EARNINGS PER SHARE:
Basic	$0.30	$0.33	$0.36	$0.35
Diluted	$0.30	$0.32	$0.36	$0.35
2005:
Interest Income	$43,602	$48,063	$52,401	$56,875
Interest Expense	11,347	13,462	16,831	20,471

Net Interest Income Before Provision for Credit Losses	32,255	34,601	35,570	36,404
Provision for Credit Losses	136	450	3,157	1,652
Non-Interest Income	6,964	6,891	8,751	7,776
Non-Interest Expenses	17,405	16,212	16,991	18,525

Income Before Provision for Income Taxes	21,678	24,830	24,173	24,003
Provision for Income Taxes	8,346	9,792	9,204	9,113

NET INCOME	$13,332	$15,038	$14,969	$14,890

EARNINGS PER SHARE:
Basic	$0.27	$0.30	$0.30	$0.31
Diluted	$0.27	$0.30	$0.30	$0.30

Reclassifications have been made to the 2006 and 2005 quarterly financial statements to conform to the current presentation.

NOTE 23 — SUBSEQUENT EVENT

Effective January 1, 2007, Hanmi Financial acquired two full-service insurance agencies, Chun Ha Insurance Services, Inc. and All World Insurance Services, Inc., Garden Grove, California, as wholly-owned subsidiaries. The acquisition is not expected to have a significant effect on our financial position or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION

By:	/s/ Sung Won Sohn, Ph.D.
Sung Won Sohn, Ph.D.
President and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 1, 2007.

/s/ Sung Won Sohn, Ph.D. Sung Won Sohn, Ph.D. President and Chief Executive Officer (Principal Executive Officer)	/s/ Michael J. Winiarski Michael J. Winiarski Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard B. C. Lee Richard B. C. Lee Chairman of the Board

/s/ I Joon Ahn I Joon Ahn Director	/s/ Kraig A. Kupiec Kraig A. Kupiec Director

/s/ Joon Hyung Lee Joon Hyung Lee Director	/s/ M. Christian Mitchell M. Christian Mitchell Director

/s/ Chang Kyu Park Chang Kyu Park Director	/s/ Joseph K. Rho Joseph K. Rho Director

/s/ William J. Ruh William J. Ruh Director	/s/ Won R. Yoon Won R. Yoon Director

HANMI FINANCIAL CORPORATION AND SUBSIDIARY

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Certificate of Incorporation, As Amended *
3.2	Bylaws, As Amended *
4.1	Specimen Certificate of Registrant *
10.1	Employment Agreement with Sung Won Sohn ***
10.2	Hanmi Financial Corporation Year 2000 Stock Option Plan **
10.3	Hanmi Financial Corporation 2004 CEO Stock Option Plan ****
10.4	Hanmi Financial Corporation Deferred Compensation Plan
14	Code of Ethics ***
21	Subsidiaries of the Registrant ****
23	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act

*	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-4 (No. 333-32770) filed with the SEC on March 20, 2000.

**	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 (No. 333-44320 and 44090) filed with the SEC on August 18, 2000.

***	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

****	Previously filed and incorporated by reference herein from Hanmi Financial’s Joint Proxy Statement/Prospectus on Form S-4 filed with the SEC on February 9, 2004.