Form 10-Q
period 2007-03-31
HANMI FINANCIAL CORP
filed 2007-05-10
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     As of May 1, 2007, there were 48,825,537 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in Thousands)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and Due From Banks	$93,174	$97,501
Federal Funds Sold and Securities Purchased Under Agreements to Resell	55,000	41,000

Cash and Cash Equivalents	148,174	138,501

Term Federal Funds Sold	—	5,000
Securities Held to Maturity, at Amortized Cost (Fair Value: 2007 — $961; 2006 — $969)	958	967
Securities Available for Sale, at Fair Value	380,279	390,612
Loans Receivable, Net of Allowance for Loan Losses of $31,527 and $27,557 at March 31, 2007 and December 31, 2006, Respectively	2,871,463	2,813,520
Loans Held for Sale, at the Lower of Cost or Fair Value	14,197	23,870
Customers’ Liability on Acceptances	10,974	8,403
Premises and Equipment, Net	20,324	20,075
Accrued Interest Receivable	16,739	16,919
Deferred Income Taxes	10,683	13,064
Servicing Asset	4,528	4,579
Goodwill	209,941	207,646
Other Intangible Assets	8,619	6,312
Federal Reserve Bank Stock	11,733	11,733
Federal Home Loan Bank Stock	13,382	13,189
Bank-Owned Life Insurance	23,822	23,592
Other Assets	31,768	27,261

TOTAL ASSETS	$3,777,584	$3,725,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-Bearing	$738,396	$728,347
Interest-Bearing:
Savings	101,526	99,255
Money Market Checking and NOW Accounts	424,774	438,267
Time Deposits of $100,000 or More	1,418,335	1,383,358
Other Time Deposits	300,976	295,488

Total Deposits	2,984,007	2,944,715
Accrued Interest Payable	22,379	22,582
Acceptances Outstanding	10,974	8,403
FHLB Advances and Other Borrowings	168,114	169,037
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	16,650	10,983

Total Liabilities	3,284,530	3,238,126

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,385,737 Shares (48,825,537 Shares Outstanding) and 50,239,613 Shares (49,076,613 Shares Outstanding) at March 31, 2007 and December 31, 2006, Respectively	50	50
Additional Paid-In Capital	347,877	344,810
Accumulated Other Comprehensive Loss — Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of ($1,016) and ($1,450) at March 31, 2007 and December 31, 2006, Respectively	(2,378)	(3,200)
Retained Earnings	175,603	165,498

	521,152	507,158

Less Treasury Stock, at Cost; 1,560,200 and 1,163,000 Shares at March 31, 2007 and December 31, 2006, Respectively	(28,098)	(20,041)

Total Shareholders’ Equity	493,054	487,117

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,777,584	$3,725,243

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME:
Interest and Fees on Loans	$62,561	$53,147
Interest on Investments	4,664	5,099
Interest on Federal Funds Sold	726	289
Interest on Term Federal Funds Sold	5	—

Total Interest Income	67,956	58,535

INTEREST EXPENSE:
Interest on Deposits	26,081	19,591
Interest on FHLB Advances and Other Borrowings	2,171	614
Interest on Junior Subordinated Debentures	1,639	1,475

Total Interest Expense	29,891	21,680

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	38,065	36,855
Provision for Credit Losses	6,132	2,960

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,933	33,895

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,488	4,231
Trade Finance Fees	1,290	1,071
Insurance Commissions	1,125	153
Remittance Fees	471	488
Other Service Charges and Fees	616	534
Bank-Owned Life Insurance Income	230	218
Increase in Fair Value of Derivatives	92	225
Other Income	275	281
Gain on Sales of Loans	1,400	839
Gain on Sales of Securities Available for Sale	—	5

Total Non-Interest Income	9,987	8,045

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	11,761	9,161
Occupancy and Equipment	2,512	2,206
Data Processing	1,563	1,429
Advertising and Promotion	661	646
Supplies and Communication	588	636
Professional Fees	474	668
Amortization of Other Intangible Assets	614	625
Decrease in Fair Value of Embedded Options	—	102
Other Operating Expenses	2,796	2,267

Total Non-Interest Expenses	20,969	17,740

INCOME BEFORE PROVISION FOR INCOME TAXES	20,951	24,200
Provision for Income Taxes	7,896	9,398

NET INCOME	$13,055	$14,802

EARNINGS PER SHARE:
Basic	$0.27	$0.30
Diluted	$0.26	$0.30
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	48,962,089	48,714,435
Diluted	49,500,312	49,318,397
DIVIDENDS DECLARED PER SHARE	$0.06	$0.06
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands)

	Common Stock – Number of Shares			Shareholders’ Equity
							Accumulated
					Additional		Other		Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Retained	Stock,	Shareholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	Earnings	at Cost	Equity
BALANCE — DECEMBER 31, 2005	49,821,798	(1,163,000)	48,658,798	$50	$339,991	$(1,150)	$(4,383)	$112,310	$(20,041)	$426,777

Cumulative Adjustment — Tax Credit Funds	—	—	—	—	—	—	—	(656)	—	(656)
Cumulative Adjustment — Share-Based Compensation	—	—	—	—	(916)	1,150	—	—	—	234
Exercises of Stock Options and Stock Warrants	197,418	—	197,418	—	1,522	—	—	—	—	1,522
Share-Based Compensation Expense	—	—	—	—	101	—	—	—	—	101
Tax Benefit from Exercises of Stock Options	—	—	—	—	329	—	—	—	—	329
Cash Dividends	—	—	—	—	—	—	—	(3,058)	—	(3,058)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	14,802	—	14,802
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(1,503)	—	—	(1,503)

Total Comprehensive Income										13,299

BALANCE — MARCH 31, 2006	50,019,216	(1,163,000)	48,856,216	$50	$341,027	$—	$(5,886)	$123,398	$(20,041)	$438,548

BALANCE — DECEMBER 31, 2006	50,239,613	(1,163,000)	49,076,613	$50	$344,810	$—	$(3,200)	$165,498	$(20,041)	$487,117

Shares Issued for Business Acquisitions	102,181	—	102,181	—	2,198	—	—	—	—	2,198
Exercises of Stock Options	43,943	—	43,943	—	389	—	—	—	—	389
Share-Based Compensation Expense	—	—	—	—	480	—	—	—	—	480
Cash Dividends	—	—	—	—	—	—	—	(2,950)	—	(2,950)
Shares Repurchased	—	(397,200)	(397,200)	—	—	—	—	—	(8,057)	(8,057)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	13,055	—	13,055
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	822	—	—	822

Total Comprehensive Income										13,877

BALANCE — MARCH 31, 2007	50,385,737	(1,560,200)	48,825,537	$50	$347,877	$—	$(2,378)	$175,603	$(28,098)	$493,054

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,055	$14,802
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	703	709
Amortization of Premiums and Accretion of Discounts on Investments, Net	48	83
Amortization of Other Intangible Assets	614	625
Share-Based Compensation Expense	480	101
Provision for Credit Losses	6,132	2,960
Federal Home Loan Bank Stock Dividend	(193)	(143)
Gain on Sales of Securities Available for Sale	—	(5)
Increase in Fair Value of Derivatives	(92)	(225)
Decrease in Fair Value of Embedded Options	—	102
Gain on Sales of Loans	(1,400)	(839)
Loss on Sales of Premises and Equipment	10	16
Deferred Tax Benefit	732	1,574
Origination of Loans Held for Sale	(24,698)	(22,374)
Proceeds from Sales of Loans Held for Sale	35,771	22,921
(Increase) Decrease in Accrued Interest Receivable	180	(278)
(Increase) Decrease in Servicing Asset	51	(125)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(230)	(219)
Increase in Other Assets	(4,203)	(6,841)
Increase (Decrease) in Accrued Interest Payable	(203)	823
Increase in Other Liabilities	5,232	10,156
Other, Net	783	—

Net Cash Provided By Operating Activities	32,772	23,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured Term Federal Funds Sold	5,000	—
Proceeds from Matured or Called Securities Available for Sale	11,334	11,082
Proceeds from Matured or Called Securities Held to Maturity	—	10
Proceeds from Sales of Securities Available for Sale	—	5,000
Net Increase in Loans Receivable	(64,317)	(175,670)
Purchases of Securities Available for Sale	—	(6,183)
Purchases of Premises and Equipment	(944)	(506)
Business Acquisitions, Net of Cash Acquired	(4,121)	—

Net Cash Used In Investing Activities	(53,048)	(166,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	39,292	(7,248)
Proceeds from Exercises of Stock Options and Stock Warrants	389	1,522
Tax Benefit from Exercises of Stock Options	—	329
Stock Issued for Business Acquisitions	2,198	—
Cash Paid to Acquire Treasury Stock	(8,057)	—
Cash Dividends Paid	(2,950)	(3,058)
Repayment of Long-Term FHLB Advances and Other Borrowings	(109)	(103)
Net Change in Short-Term FHLB Advances and Other Borrowings	(814)	85,305

Net Cash Provided By Financing Activities	29,949	76,747

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,673	(65,697)
Cash and Cash Equivalents — Beginning of Period	138,501	163,477

CASH AND CASH EQUIVALENTS — END OF PERIOD	$148,174	$97,780

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$29,688	$10,221
Income Taxes Paid	$711	$1,900
See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”). Our other subsidiaries are Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), which were acquired on January 2, 2007.
     The Bank is a commercial bank licensed by the California Department of Financial Institutions. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits thereof. The Bank is a member of the Federal Reserve System. Chun-Ha and All World are insurance brokerages founded in 1989 and offer a complete line of insurance products, including life, commercial, auto, health, and property and casualty.
     Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic populations of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties of the State of California. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of March 31, 2007, the Bank maintained a branch network of 23 locations, serving individuals and small- to medium-sized businesses in its primary market. The Bank also had eight loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington. Chun-Ha is headquartered in Garden Grove, California and has an office in Los Angeles.
     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2007, but are not necessarily indicative of the results that will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The interim information should be read in conjunction with our 2006 Annual Report on Form 10-K.
     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2006 Annual Report on Form 10-K.
     Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.
NOTE 2 — SHARE-BASED COMPENSATION
     For the three months ended March 31, 2007 and 2006, we recorded share-based compensation expense of $480,000 and $101,000, respectively, resulting in the recognition of $0 and $329,000, respectively, in related tax benefits.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (Continued)
     Unrecognized Compensation Expense
     At March 31, 2007, unrecognized share-based compensation expense was as follows:

		Average
		Expected
	Unrecognized	Recognition
	Expense	Period
	(Dollars in Thousands)
Stock Option Awards:
Year 2000 Stock Option Plan	$5,395	3.4 years
2004 CEO Stock Option Plan	980	3.6 years
Restricted Stock Award	696	1.9 years

Total Unrecognized Share-Based Compensation Expense	$7,071	3.3 years

     Share-Based Payment Award Activity
     The table below provides stock option information related to the Year 2000 Stock Option Plan for the three months ended March 31, 2007:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)

Options Outstanding — Beginning of Period	1,755,813	$15.31	8.0 years	$12,678	(1)

Options Granted	15,000	$20.74	9.8 years
Options Exercised	(43,943)	$8.85	5.1 years
Options Forfeited	(56,400)	$16.46	8.3 years

Options Outstanding — End of Period	1,670,470	$15.49	7.8 years	$6,732	(2)

Options Exercisable — End of Period	528,071	$9.57	5.4 years	$5,012	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.53 as of December 29, 2006, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $19.06 as of March 30, 2007, over the exercise price, multiplied by the number of options.
     The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $503,000 and $1,063,000, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (Continued)
     The table below provides stock option information related to the 2004 CEO Stock Option Plan for the three months ended March 31, 2007:

				Aggregate
				Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)

Options Outstanding — Beginning of Period	350,000	$17.17	7.9 years	$1,878	(1)

Options Outstanding — End of Period	350,000	$17.17	7.8 years	$663	(2)

Options Exercisable — End of Period	116,666	$17.17	7.8 years	$221	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.53 as of December 29, 2006, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $19.06 as of March 30, 2007, over the exercise price, multiplied by the number of options.
     The table below provides information for restricted stock awards for the three months ended March 31, 2007:

		Weighted-
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share
Non-Vested — Beginning of Period	60,000	$18.15
Options Vested	(20,000)	$18.15

Non-Vested — End of Period	40,000	$18.15

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
NOTE 3 — EARNINGS PER SHARE (Continued)
     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended March 31, 2007:
Basic EPS – Income Available to Common Shareholders	$13,055	48,962,089	$0.27
Effect of Dilutive Securities – Options and Warrants	—	538,223	(0.01)

Diluted EPS – Income Available to Common Shareholders	$13,055	49,500,312	$0.26

Three Months Ended March 31, 2006:
Basic EPS – Income Available to Common Shareholders	$14,802	48,714,435	$0.30
Effect of Dilutive Securities – Options and Warrants	—	603,962	—

Diluted EPS – Income Available to Common Shareholders	$14,802	49,318,397	$0.30

     For the three months ended March 31, 2007 and 2006, there were 926,554 and 49,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
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
     In 2005, the Bank terminated these swaps. At such time, the swaps were in an unfavorable position of $2,139,000. Such amount is being amortized in amounts proportional to the interest income associated with the hedged loan pools over the remaining terms of the swaps or the lives of the hedged loans, whichever is shorter. As of March 31, 2007 and December 31, 2006, the remaining balance was $1,037,000 and $1,260,000, respectively. For the three months ended March 31, 2007 and 2006, amortization expense of $223,000 and $243,000, respectively, was recognized in Other Operating Expenses in the Consolidated Statements of Income.
     Equity Swap
     In 2004, the Bank offered a certificate of deposit (“CD”) product that paid interest tied to the movement in the Standard & Poor’s 500 Index plus 1.00 percent annual interest. Such CD’s will mature in November 2009. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. As of March 31, 2007 and December 31, 2006, the fair value of the embedded option was $1,622,000 and $1,641,000, respectively, and the change in the liability during the three months ended March 31, 2007 and 2006 was ($19,000) and $102,000, respectively. Such changes were recognized in earnings.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
     To place an economic hedge for the market risk described above, the Bank purchased an equity swap with a notional amount of $9,340,000. As of March 31, 2007 and December 31, 2006, the fair value of the equity swap was $946,000 and $872,000, respectively, and the change in the asset during the three months ended March 31, 2007 and 2006 was $73,000 and $157,000, respectively. The changes were recognized in earnings.
     Currency Swap
     In 2005, the Bank offered a CD product that paid interest based on the increase in the weighted-average value of five Asian currencies (Korean Won, Singapore Dollar, Taiwan Dollar, Thai Baht and Chinese Yuan) against the U.S. Dollar plus 0.25 percent annual interest. The economic characteristics and risks of the embedded option were not clearly and closely related to the CD. Therefore, the embedded option was separated from the CD and accounted for separately in liabilities. The CD’s matured in February 2006. As of March 31, 2007 and December 31, 2006, the fair value of the embedded option was $0 and the change in the liability during the three months ended March 31, 2007 and 2006 was $0 and ($5,000), respectively. Such change was recognized in earnings.
     To place an economic hedge for the market risk described above, the Bank purchased a currency swap with a notional amount of $14,274,000. The swap terminated in February 2006. As of March 31, 2007 and December 31, 2006, the fair value of the currency swap was $0 and the change in the asset during the three months ended March 31, 2007 and 2006 was $0 and ($105,000), respectively. Such change was recognized in earnings.
NOTE 5 — INCOME TAXES
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). This Statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN No. 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
     We adopted the provisions of FIN No. 48 effective as of January 1, 2007. We reallocated our existing tax liabilities to provide for a liability of $790,000 (net of federal tax benefit) for uncertain tax positions, related to: (1) the measurement of a position we had taken with respect to certain tax deductions allowed in our state income tax filing with the State of California; (2) the federal deduction related to share-based compensation; and (3) a Section 195 election related to the acquisition of Pacific Union Bank. Such amounts are included within Other Liabilities in the Consolidated Statements of Financial Condition. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
     As of January 1, 2007, we reclassified our existing reserves to provide for a liability of $790,000 (net of federal tax benefit) of uncertain tax positions, related to: (1) the measurement of a position we had taken with respect to certain tax deductions allowed in our state income tax filing with the State of California; (2) the federal deduction related to share-based compensation; and (3) a Section 195 election related to the acquisition of Pacific Union Bank. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.
     We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 through 2006. Hanmi Financial and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2002 through 2006.
     As of March 31, 2007, the total amount of accrued interest related to uncertain tax positions, net of federal tax benefit, is $42,000. We account for interest and penalties related to uncertain tax positions as part of the provision for federal and state income taxes.
     As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions.
     At March 31, 2007 and December 31, 2006, net current taxes payable of $6.6 million and $1.0 million, respectively, were included in Other Liabilities in the Consolidated Statements of Financial Condition.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Continued)
NOTE 6 — SHAREHOLDERS’ EQUITY
     Stock Warrants
     In 2004, we issued stock warrants to affiliates of Castle Creek Financial LLC for services rendered in connection with the placement of our equity securities. Under the terms of the warrants, the warrant holders can purchase a total of 508,558 shares of common stock at an exercise price of $9.50 per share. The warrants were immediately exercisable and expire after five years. During the three months ended March 31, 2007 and 2006, 0 and 115,392 shares of common stock, respectively, were issued in connection with the exercise of stock warrants. As of March 31, 2007, there were 328,502 warrants outstanding.
     Repurchase of Common Stock
     In April 2006, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock as part of our ongoing capital management program. During the three months ended March 31, 2007, 397,200 shares of our common stock were repurchased on the open market for an aggregate purchase price of $8.1 million. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under our stock option plans.
NOTE 7 — OFF-BALANCE SHEET COMMITMENTS
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
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31,	December 31,
	2007	2006
	(In Thousands)
Commitments to Extend Credit	$547,346	$578,347
Commercial Letters of Credit	56,081	65,158
Standby Letters of Credit	58,619	48,289
Unused Credit Card Lines	19,127	17,031

Total Undisbursed Loan Commitments	$681,173	$708,825

NOTE 8 — SEGMENT REPORTING
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
NOTE 9 — SUBSEQUENT EVENT
     In connection with the departure of William J. Ruh from Hanmi Financial’s Board of Directors, on April 17, 2007, we entered into a Put Option Agreement with Mr. Ruh and John M. Eggemeyer (the “Warrant Holders”) to provide that Hanmi Financial will, at the request of the Warrant Holders, between the period of May 6, 2007 and June 15, 2007, repurchase common stock purchase warrants (each, a “Warrant”) held by the Warrant Holders at a purchase price equal to the product of (i) the average of the closing price per share of Hanmi Financial’s common stock as reported on the Nasdaq Global Select Market over the five (5) trading days prior to the date of notice of exercise of the right to have the Warrant repurchased, and (ii) the number of shares of Hanmi Financial common stock which can be purchased upon exercise of the Warrant, minus the aggregate exercise price of the Warrant if the Warrant were exercised in full. If the Warrant Holders do not exercise their right to have the Warrants repurchased by Hanmi Financial between May 6, 2007 and June 15, 2007, all rights and obligations under the Warrant shall remain in full force and effect under the original terms of the Warrant. The Warrant Holders currently hold Warrants to purchase 250,724 shares of Hanmi Financial’s common stock at a purchase price of $9.50 per share of common stock. The Warrants were originally issued to affiliates of Castle Creek Financial, LLC for services rendered in connection with the placement of Hanmi Financial equity securities.

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
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition for the three months ended March 31, 2007. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

SELECTED FINANCIAL DATA
     The following table sets forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,882,632	$2,547,421
Average Investment Securities	$386,688	$437,576
Average Interest-Earning Assets	$3,350,245	$3,036,300
Average Total Assets	$3,740,936	$3,423,419
Average Deposits	$2,945,386	$2,810,313
Average Borrowings	$251,594	$138,362
Average Interest-Bearing Liabilities	$2,487,429	$2,215,781
Average Shareholders’ Equity	$495,832	$434,220
Average Tangible Equity (2)	$276,918	$216,723

PER SHARE DATA:
Earnings Per Share – Basic	$0.27	$0.30
Earnings Per Share – Diluted	$0.26	$0.30
Common Shares Outstanding	48,825,537	48,856,216
Book Value Per Share (3)	$10.10	$8.98
Tangible Book Value Per Share (4)	$5.62	$4.53
Cash Dividends Per Share	$0.06	$0.06

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	1.42%	1.75%
Return on Average Shareholders’ Equity (5) (7)	10.68%	13.83%
Return on Average Tangible Equity (5) (8)	19.12%	27.70%
Net Interest Spread (9)	3.36%	3.85%
Net Interest Margin (10)	4.61%	4.92%
Efficiency Ratio (11)	43.64%	39.51%
Dividend Payout Ratio (12)	22.42%	19.80%
Average Shareholders’ Equity to Average Total Assets	13.25%	12.68%

SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial	12.19%	11.97%
Hanmi Bank	12.30%	11.87%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	11.15%	10.94%
Hanmi Bank	11.25%	10.84%
Tier 1 Leverage Ratio:
Hanmi Financial	10.09%	9.57%
Hanmi Bank	10.18%	9.49%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	0.67%	0.38%
Non-Performing Assets to Total Assets (15)	0.52%	0.31%
Net Loan Charge-Offs to Average Total Gross Loans (16)	0.34%	0.19%
Allowance for Loan Losses to Total Gross Loans	1.08%	1.00%
Allowance for Loan Losses to Non-Performing Loans	161.55%	259.48%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total shareholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net income.

(6)	Net income divided by average total assets.

(7)	Net income divided by average shareholders’ equity.

(8)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(10)	Net interest income before provision for credit losses divided by average interest-earning assets.

(11)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(12)	Cash dividends per share times common shares outstanding divided by net income.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

Non-GAAP Financial Measures
     Return on Average Tangible Equity
     Return on average tangible equity is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Average tangible equity is calculated by subtracting average goodwill and average other intangible assets from average shareholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from shareholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands)
Average Shareholders’ Equity	$495,832	$434,220
Less Average Goodwill and Average Other Intangible Assets	(218,914)	(217,497)

Average Tangible Equity	$276,918	$216,723

Return on Average Shareholders’ Equity	10.68%	13.83%
Effect of Average Goodwill and Average Other Intangible Assets	8.44%	13.87%

Return on Average Tangible Equity	19.12%	27.70%

     Tangible Book Value Per Share
     Tangible book value per share is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing the difference by the number of shares of common stock outstanding. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	March 31,
	2007	2006
	(Dollars in Thousands;
	Except Per Share Data)
Total Shareholders’ Equity	$493,054	$438,548
Less Goodwill and Other Intangible Assets	(218,560)	(217,124)

Tangible Equity	$274,494	$221,424

Book Value Per Share	$10.10	$8.98
Effect of Goodwill and Other Intangible Assets	(4.48)	(4.45)

Tangible Book Value Per Share	$5.62	$4.53

RESULTS OF OPERATIONS
Overview
     For the three months ended March 31, 2007, net income was $13.1 million, or $0.26 per diluted share, compared to $14.8 million, or $0.30 per diluted share, for the three months ended March 31, 2006. The 11.8 percent decrease in net income for 2007 as compared to 2006 was attributable to an increase in the provision for credit losses, offset by increases in net interest income and non-interest income, while non-interest expenses and the efficiency ratio were higher in 2007.
     Effective January 2, 2007, we completed the acquisitions of Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”). The acquisitions were accounted for as purchases, so the operating results of Chun-Ha and All World are included from the acquisition date.
     Net interest income increased primarily because average interest-earning assets increased $313.9 million, or 10.3 percent, due to ongoing growth in the loan portfolio. The effect of the growth in average interest-earning assets was partially offset by a decline in the net interest margin due primarily to a more competitive loan pricing environment and a higher cost of funds as customers placed their funds in certificates of deposit instead of core deposits, and certificates of deposit continued to reprice throughout 2006. Therefore, the cost of funds increased more than the increase in the yield on interest-earning assets. The net interest margin was 4.61 percent for the three months ended March 31, 2007, compared to 4.92 percent for the same period in 2006.
     Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $6.1 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. The increase in the provision for credit losses is attributable to the migration of loans among risk rating categories and increases in non-performing and delinquent loans.
     For the three months ended March 31, 2007, non-interest income increased by $2.0 million, or 24.1 percent, primarily due to the acquisitions of Chun-Ha and All World, which increased insurance commissions by $984,000, and a higher gain on sales of loans.
     Non-interest expenses increased by $3.2 million or 18.2 percent, due to increases in salaries and employee benefits and other operating expenses, including $848,000 attributable to Chun-Ha and All World. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) was 43.64 percent for the three months ended March 31, 2007, compared to 39.51 percent for the same quarter in 2006. Of the 4.13 percent increase, 0.89 percent was attributable to the acquisitions of Chun-Ha and All World.
     The annualized return on average assets was 1.42 percent for the three months ended March 31, 2007, compared to 1.75 percent for the same period in 2006. The annualized return on average shareholders’ equity was 10.68 percent for the three months ended March 31, 2007, and the annualized return on average tangible equity was 19.12 percent, compared to 13.83 percent and 27.70 percent, respectively, for the same period in 2006.
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

	Three Months Ended
	March 31, 2007			March 31, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,882,632	$62,561	8.80%	$2,547,421	$53,147	8.46%
Municipal Securities (2)	72,396	764	4.22%	73,770	778	4.22%
Obligations of Other U.S. Government Agencies	118,267	1,256	4.25%	126,498	1,303	4.12%
Other Debt Securities	196,025	2,275	4.64%	237,308	2,692	4.54%
Equity Securities	25,008	369	5.90%	24,610	325	5.28%
Term Federal Funds Sold	389	5	5.14%	—	—	—
Federal Funds Sold	55,528	726	5.23%	26,593	289	4.35%
Interest-Earning Deposits	—	—	—	100	1	3.45%

Total Interest-Earning Assets	3,350,245	67,956	8.23%	3,036,300	58,535	7.82%

Noninterest-Earning Assets:
Cash and Cash Equivalents	90,766			94,501
Allowance for Loan Losses	(27,085)			(25,011)
Other Assets	327,010			317,629

Total Noninterest-Earning Assets	390,691			387,119

Total Assets	$3,740,936			$3,423,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$100,777	461	1.86%	$117,761	482	1.66%
Money Market Checking and NOW Accounts	427,871	3,472	3.29%	519,628	3,714	2.90%
Time Deposits of $100,000 or More	1,406,311	18,498	5.33%	1,167,270	12,784	4.44%
Other Time Deposits	300,876	3,650	4.92%	272,760	2,611	3.88%
FHLB Advances and Other Borrowings	169,188	2,171	5.20%	55,956	614	4.45%
Junior Subordinated Debentures	82,406	1,639	8.07%	82,406	1,475	7.26%

Total Interest-Bearing Liabilities	2,487,429	29,891	4.87%	2,215,781	21,680	3.97%

Noninterest-Bearing Liabilities:
Demand Deposits	709,551			732,894
Other Liabilities	48,124			40,524

Total Noninterest-Bearing Liabilities	757,675			773,418

Total Liabilities	3,245,104			2,989,199
Shareholders’ Equity	495,832			434,220

Total Liabilities and Shareholders’ Equity	$3,740,936			$3,423,419

Net Interest Income		$38,065			$36,855

Net Interest Spread (3)			3.36%			3.85%

Net Interest Margin (4)			4.61%			4.92%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $902,000 and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $1.2 million and $1.2 million, and the yields would be 6.49 percent and 6.49 percent, for the three months ended March 31, 2007 and 2006, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2007 vs. 2006
	Increases (Decreases)
	Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest Income:
Gross Loans, Net	$7,209	$2,205	$9,414
Municipal Securities	(14)	—	(14)
Obligations of Other U.S. Government Agencies	(88)	41	(47)
Other Debt Securities	(478)	61	(417)
Equity Securities	5	39	44
Federal Funds Sold	368	69	437
Term Federal Funds Sold	5	—	5
Interest-Earning Deposits	(1)	—	(1)

Total Interest Income	7,006	2,415	9,421

Interest Expense:
Savings	(74)	53	(21)
Money Market Checking and NOW Accounts	(706)	464	(242)
Time Deposits of $100,000 or More	2,883	2,831	5,714
Other Time Deposits	289	750	1,039
FHLB Advances and Other Borrowings	1,435	122	1,557
Junior Subordinated Debentures	—	164	164

Total Interest Expense	3,827	4,384	8,211

Change in Net Interest Income	$3,179	$(1,969)	$1,210

     For the three months ended March 31, 2007 and 2006, net interest income before provision for credit losses was $38.1 million and $36.9 million, respectively. The net interest spread and net interest margin for the three months ended March 31, 2007 were 3.36 percent and 4.61 percent, respectively, compared to 3.85 percent and 4.92 percent, respectively, for the three months ended March 31, 2006.
     Average interest-earning assets increased 10.3 percent to $3.35 billion for the three months ended March 31, 2007 from $3.04 billion for the same period in 2006. Average gross loans increased 13.2 percent to $2.88 billion for the three months ended March 31, 2007 from $2.55 billion for the same period in 2006, and average investment securities decreased 11.6 percent to $386.7 million for the three months ended March 31, 2007 from $437.6 million for the same period in 2006. Total loan interest income increased by 17.7 percent for the three months ended March 31, 2007 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 8.46 percent for the three months ended March 31, 2006 to 8.80 percent for the same period in 2007. During this period, the average Wall Street Journal Prime Rate (the “Prime Rate”) rose 82 basis points from 7.43 percent for the three months ended March 31, 2006 to 8.25 percent for the same period in 2007. Due to competitive pressure, the average spread over the Prime Rate decreased. It also reflects a shift in the mix of the loan portfolio into fixed-rate loans, which generally carry lower interest rates and made up 24.2 percent and 25.8 percent of total gross loans as of March 31, 2007 and 2006, respectively. The yield on average interest-earning assets increased by 41 basis points from 7.82 percent for the three months ended March 31, 2006 to 8.23 percent for the three months ended March 31, 2007, reflecting the increase in the average yield on loans previously discussed and a shift in the mix of average interest-earning assets from 83.9 percent loans, 14.4 percent securities and 1.7 percent other interest-earning assets for the three months ended March 31, 2006 to 86.0 percent loans, 11.5 percent securities and 2.5 percent other interest-earning assets for the same period in 2007.
     The majority of interest-earning assets growth was funded by a $135.1 million, or 4.8 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 12.3 percent to $2.49 billion for the three months ended March 31, 2007 compared to $2.22 billion for the same period in 2006. The average interest rate paid for interest-bearing liabilities increased by 90 basis points from 3.97 percent for the three months ended March 31, 2006 to 4.87 percent for the three months ended March 31, 2007. This increase was primarily due to a higher cost of funds as customers placed their funds in higher yielding certificates of deposit instead of core deposits, and certificates of deposit continued to reprice throughout 2006.

Provision for Credit Losses
     The provision for credit losses was $6.1 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. Net charge-offs were $2.4 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.
     The increase in the provision for credit losses is attributable primarily to the migration of loans among the risk rating categories. During the three months ended March 31, 2007, three large loans, two of which became delinquent during the quarter and one of which remained current as to principal and interest payments, migrated to higher risk categories. A fourth loan was deemed to be impaired, and a partial charge-off was recorded to bring its carrying balance to the level supported by real estate collateral. Together, the migration of these four loans required a provision for credit losses of $3.4 million. Growth in the loan portfolio and the migration of other loans accounted for the remainder of the provision.
     The increase in the provision for credit losses also parallels increases in non-performing loans, which increased from $14.2 million at December 31, 2006 to $19.5 million at March 31, 2007, and delinquent loans, which increased from $19.6 million at December 31, 2006 to $37.3 million at March 31, 2007. While the level of non-performing and delinquent loans are indicators of the credit quality of the portfolio, the provision for credit losses is determined based primarily on loan classifications and the historical loss experience with similarly situated credits.
Non-Interest Income
     Non-interest income is earned from four major sources: service charges on deposit accounts, fees generated from international trade finance, insurance commissions and gain on sales of loans.
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$4,488	$4,231	$257	6.1%
Trade Finance Fees	1,290	1,071	219	20.4%
Insurance Commissions	1,125	153	972	635.3%
Remittance Fees	471	488	(17)	(3.5%)
Other Service Charges and Fees	616	534	82	15.4%
Bank-Owned Life Insurance Income	230	218	12	5.5%
Increase in Fair Value of Derivatives	92	225	(133)	(59.1%)
Other Income	275	281	(6)	(2.1)%
Gain on Sales of Loans	1,400	839	561	66.9%
Gain on Sales of Securities Available for Sale	—	5	(5)	(100.0%)

Total Non-Interest Income	$9,987	$8,045	$1,942	24.1%

     We earn non-interest income from four major sources: service charges on deposit accounts, fees generated from international trade finance, insurance commissions and gain on sales of loans. Non-interest income has become a significant part of revenue in the past several years. For the three months ended March 31, 2007, non-interest income was $10.0 million, an increase of 24.1 percent from $8.0 million for the three months ended March 31, 2006. The overall increase in non-interest income is primarily due to increases in insurance commissions and gain on sales of loans, and, to a lesser extent, increased service charges on deposit accounts and trade finance fees.
     Service charges on deposit accounts increased by $257,000, or 6.1 percent, from $4.2 million for the three months ended March 31, 2006 to $4.5 million for three months ended March 31, 2007. Service charge income on deposit accounts increased due to an increase in demand deposit transaction volume and fee increases.
     Fees generated from international trade finance increased by 20.4 percent from $1.1 million for the three months ended March 31, 2006 to $1.3 million for three months ended March 31, 2007. Trade finance fees relate primarily to import and export letters of credit. The increase is attributable primarily to increased export letter of credit volume and fee increases.

     Insurance commissions increased by $972,000 from $153,000 for the three months ended March 31, 2006 to $1.1 million for three months ended March 31, 2007. The increase was due to the acquisitions of Chun-Ha and All World on January 2, 2007.
     Gain on sales of loans was $1.4 million for the three months ended March 31, 2007, compared to $839,000 for the three months ended March 31, 2006, an increase of 66.9 percent. The increase in gain on sales of loans resulted primarily from increased sales volume in SBA loans, offset by an increase in the cost to originate such loans. During the three months ended March 31, 2007, $30.7 million of SBA loans were sold at an average gain of 4.4 percent, compared to SBA loan sales of $15.5 million at an average gain of 5.1 percent for the three months ended March 31, 2006. The lower gains on sales in 2007 reflect a greater use of brokers to refer loan applications, which results in a higher cost to originate such loans, compared to originations through our branch network. The guaranteed portion of a substantial percentage of SBA loan production is sold in the secondary markets, and servicing rights are retained.
Non-Interest Expenses
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$11,761	$9,161	$2,600	28.4%
Occupancy and Equipment	2,512	2,206	306	13.9%
Data Processing	1,563	1,429	134	9.4%
Advertising and Promotion	661	646	15	2.3%
Supplies and Communications	588	636	(48)	(7.5%)
Professional Fees	474	668	(194)	(29.0%)
Amortization of Other Intangible Assets	614	625	(11)	(1.8%)
Decrease in Fair Value of Embedded Options	—	102	(102)	(100.0%)
Other Operating Expenses	2,796	2,267	529	23.3%

Total Non-Interest Expenses	$20,969	$17,740	$3,229	18.2%

     For the three months ended March 31, 2007 and 2006, non-interest expenses were $21.0 million and $17.7 million, respectively. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the three months ended March 31, 2007 was 43.64 percent, compared to 39.51 percent for the three months ended March 31, 2006. Of the 4.13 percent increase, 0.89 percent was attributable to the acquisitions of Chun-Ha and All World. The overall increase in non-interest expenses is primarily due to increases in salaries and employee benefits, other operating expenses, and occupancy and equipment.
     Salaries and employee benefits were $11.8 million for the three months ended March 31, 2007, representing an increase of $2.6 million, or 28.4 percent, compared to $9.2 million for the three months ended March 31, 2006. Salaries and employee benefits increased due to the acquisitions of Chun-Ha and All World, annual salary increases, an increased vacation accrual, and additional share-based compensation arising from stock options granted in the second quarter of 2006.
     Occupancy and equipment expense was $2.5 million for the three months ended March 31, 2007, representing an increase of $306,000, or 13.9 percent, compared to $2.2 million for the three months ended March 31, 2006. The increase was due primarily to additional office space leased in 2006 and 2007, including one branch and eight loan production offices.
     Other operating expenses for the three months ended March 31, 2007 increased $529,000, or 23.3 percent, to $2.8 million from $2.3 million for the three months ended March 31, 2006. The increase is primarily attributable to a $215,000 increase in amortization of the loan servicing asset, attributable primarily to a larger servicing portfolio, and a $154,000 impairment charge to adjust the loan servicing asset to fair value.

Provision for Income Taxes
     For the three months ended March 31, 2007, income taxes of $7.9 million were recognized on pre-tax income of $21.0 million, representing an effective tax rate of 37.7 percent, compared to income taxes of $9.4 million recognized on pre-tax income of $24.2 million, representing an effective tax rate of 38.8 percent, for the three months ended March 31, 2006. This reflects a stable level of Enterprise Zone and low-income housing tax credits in a period in which there was a decline in taxable income.
FINANCIAL CONDITION
Summary of Changes in Balance Sheets — March 31, 2007 Compared to December 31, 2006
     As of March 31, 2007, total assets were $3.78 billion, an increase of $52.3 million, or 1.4 percent, from the December 31, 2006 balance of $3.73 billion. The increase in assets was primarily funded by deposits, which increased $39.3 million, or 1.3 percent, from $2.94 billion as of December 31, 2006 to $2.98 billion as of March 31, 2007. As of March 31, 2007 and December 31, 2006, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.89 billion and $2.84 billion, respectively, an increase of $48.3 million, or 1.7 percent. Investment securities decreased $10.3 million, or 2.6 percent, to $381.2 million at March 31, 2007 from $391.6 million at December 31, 2006.
Investment Portfolio
     Securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities at March 31, 2007 or December 31, 2006. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.
     As of March 31, 2007, securities held to maturity totaled $958,000 and securities available for sale totaled $380.3 million, compared to $967,000 and $390.6 million, respectively, at December 31, 2006.

	March 31, 2007			December 31, 2006
			Unrealized			Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Held to Maturity:
Municipal Bonds	$693	$693	$—	$693	$693	$—
Mortgage-Backed Securities	265	268	3	274	276	2

Total Held to Maturity	$958	$961	$3	$967	$969	$2

Available for Sale:
U.S. Government Agency Securities	$119,805	$118,678	$(1,127)	$119,768	$118,244	$(1,524)
Mortgage-Backed Securities	116,482	114,905	(1,577)	123,614	121,608	(2,006)
Municipal Bonds	69,954	71,614	1,660	69,966	71,710	1,744
Collateralized Mortgage Obligations	63,373	62,211	(1,162)	67,605	66,113	(1,492)
Corporate Bonds	8,055	7,926	(129)	8,090	7,887	(203)
Other Securities	4,999	4,945	(54)	4,999	5,050	51

Total Available for Sale	$382,668	$380,279	$(2,389)	$394,042	$390,612	$(3,430)

     The amortized cost and estimated fair value of investment securities at March 31, 2007, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2036, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
Within One Year	$59,955	$59,541	$—	$—
Over One Year Through Five Years	75,315	74,405	—	—
Over Five Years Through Ten Years	8,335	8,476	693	693
Over Ten Years	59,208	60,741	—	—

	202,813	203,163	693	693

Mortgage-Backed Securities	116,482	114,905	265	268
Collateralized Mortgage Obligations	63,373	62,211	—	—

	179,855	177,116	265	268

	$382,668	$380,279	$958	$961

     Investment securities decreased $10.3 million, or 2.6 percent, to $381.2 million at March 31, 2007 from $391.6 million at December 31, 2006 as the portfolio experienced normal amortization.
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
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$759,167	$757,428	$1,739	0.2%
Construction	216,117	202,207	13,910	6.9%
Residential Property (1)	86,606	81,758	4,848	5.9%

Total Real Estate Loans	1,061,890	1,041,393	20,497	2.0%

Commercial and Industrial Loans:
Commercial Term Loans	1,249,863	1,202,612	47,251	3.9%
Commercial Lines of Credit	233,596	225,630	7,966	3.5%
SBA Loans (2)	150,407	171,631	(21,224)	(12.4%)
International Loans	124,935	126,561	(1,626)	(1.3%)

Total Commercial and Industrial Loans	1,758,801	1,726,434	32,367	1.9%

Consumer Loans	98,909	100,121	(1,212)	(1.2%)

Total Loans — Gross	2,919,600	2,867,948	51,652	1.8%

Deferred Loan Fees	(2,413)	(3,001)	588	(19.6%)
Allowance for Loan Losses	(31,527)	(27,557)	(3,970)	14.4%

Net Loans Receivable	$2,885,660	$2,837,390	$48,270	1.7%

(1)	Includes loans held for sale, at the lower of cost or market, of $970,000 and $630,000 at March 31, 2007 and December 31, 2006, respectively.

(2)	Includes loans held for sale, at the lower of cost or market, of $13.2 million and $23.2 million at March 31, 2007 and December 31, 2006, respectively.

     At March 31, 2007 and December 31, 2006, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.89 billion and $2.84 billion, respectively, an increase of $48.3 million, or 1.7 percent. Real estate loans, composed of commercial property, residential property and construction loans, increased $20.5 million, or 2.0 percent, to $1.06 billion at March 31, 2007 from $1.04 billion at December 31, 2006, representing 36.4 percent and 36.3 percent, respectively, of the total loan portfolio. Total commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and lines of credit, increased $32.4 million, or 1.9 percent, to $1.76 billion at March 31, 2007 from $1.73 billion at December 31, 2006, representing 60.2 percent and 60.2 percent, respectively, of the total loan portfolio. Consumer loans decreased $1.2 million, or 1.2 percent, to $98.9 million at March 31, 2007 from $100.1 million at December 31, 2006.
     As of March 31, 2007, there was $354.2 million of loans outstanding, or 12.1 percent of total gross loans outstanding, to borrowers who were involved in the accommodation/hospitality industry. There was no other concentration of loans to any one industry exceeding 10 percent of total gross loans.
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
     The table below shows the composition of non-performing assets as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percentage
		(Dollars in Thousands)
Non-Accrual Loans	$19,509	$14,213	$5,296	37.3%
Loans 90 Days or More Past Due and Still Accruing	6	2	4	200.0%

Total Non-Performing Loans	19,515	14,215	5,300	37.3%
Other Real Estate Owned	—	—	—	—

Total Non-Performing Assets	$19,515	$14,215	$5,300	37.3%

Troubled Debt Restructurings	$3,079	$3,310	$(231)	(7.0%)

     Non-performing loans, which made up all non-performing assets, were $19.5 million at March 31, 2007, compared to $14.2 million at December 31, 2006. The ratio of non-performing assets to total gross loans increased to 0.67 percent at March 31, 2007 from 0.50 percent at December 31, 2006. As of March 31, 2007 and December 31, 2006, we had no OREO. Non-performing loans include $6.6 million and $4.2 million of loans with credit enhancement in the form of SBA, state or other governmental guarantees at March 31, 2007 and December 31, 2006, respectively.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Provisions to the allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is calculated using a formula designed to provide adequate allowances for losses inherent in the portfolio. The allowance is determined by assigning reserve ratios for all loans based on historical experience. All loans that are classified are then assigned certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined based on the prior loss history by type of loan, adjusted for current economic factors.

     The allowance for loan losses and allowance for off-balance sheet items are maintained at levels that are believed to be adequate by management to absorb estimated probable loan losses inherent in the loan portfolio. The adequacy of the allowances is determined through periodic evaluations of the loan portfolio and estimates of future losses, which are inherently subjective as the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.
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
     At March 31, 2007, we maintained an allowance for loan losses of $31.5 million and a liability for off-balance sheet exposure, primarily unfunded loan commitments, of $1.9 million. The allowance for loan losses represented 1.08 percent of gross loans at March 31, 2007, compared to 0.96 percent at December 31, 2006. As of March 31, 2007, the allowance for loan losses was 161.55 percent of non-performing loans, compared to 193.86 percent at December 31, 2006.
     We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the analysis described above, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of March 31, 2007 and December 31, 2006.

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance — Beginning of Period	$27,557	$28,276	$24,963

Actual Charge-Offs	(2,619)	(2,510)	(1,328)
Recoveries on Loans Previously Charged Off	215	160	108

Net Loan Charge-Offs	(2,404)	(2,350)	(1,220)

Provision Charged to Operating Expenses	6,374	1,631	2,960

Balance — End of Period	$31,527	$27,557	$26,703

Allowance for Off-Balance Sheet Items:
Balance — Beginning of Period	$2,130	$2,130	$2,130
Provision Charged to Operating Expenses	(242)	—	—

Balance — End of Period	$1,888	$2,130	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.34%	0.32%	0.19%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.33%	0.33%	0.19%
Allowance for Loan Losses to Average Total Gross Loans	1.09%	0.96%	1.05%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.08%	0.96%	1.00%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	30.92%	33.83%	18.53%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	37.72%	144.08%	41.22%
Allowance for Loan Losses to Non-Performing Loans	161.55%	193.86%	259.48%

Balances:
Average Total Gross Loans Outstanding During Period	$2,885,229	$2,884,739	$2,551,228
Total Gross Loans Outstanding at End of Period	$2,919,600	$2,867,948	$2,673,389
Non-Performing Loans at End of Period	$19,515	$14,215	$10,291

(1)	Net loan charge-offs are annualized to calculate the ratios.

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
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percentage
		(Dollars in Thousands)
Deposits:
Demand — Noninterest-Bearing	$738,396	$728,348	$10,048	1.4%
Interest-Bearing:
Savings	101,526	99,254	2,272	2.3%
Money Market Checking and NOW Accounts	424,774	438,267	(13,493)	(3.1%)
Time Deposits of $100,000 or More	1,418,335	1,383,358	34,977	2.5%
Other Time Deposits	300,976	295,488	5,488	1.9%

Total Deposits	$2,984,007	$2,944,715	$39,292	1.3%

     Changes in the composition of the deposit portfolio reflect the shift away from low-yielding accounts that normally occurs as interest rates rise and depositors take advantage of the greater interest rate differentials available in the market. Despite this overall trend, demand deposits increased $10.0 million, or 1.4 percent, to $738.4 million at March 31, 2007 from $728.3 million at December 31, 2006. This increase was due to continued efforts to strengthen the net interest margin by growing noninterest-bearing accounts through increased sales efforts and changes to employee compensation programs. Money market checking and NOW accounts decreased $13.5 million, or 3.1 percent, to $424.8 million at March 31, 2007 from $438.3 million at December 31, 2006. These accounts decreased because customers shifted their balances into higher yielding certificates of deposit. Time deposits of $100,000 or more increased $35.0 million, or 2.5 percent, to $1.42 billion at March 31, 2007 from $1.38 billion at December 31, 2006, also reflecting this trend.
FHLB Advances and Other Borrowings
     FHLB advances and other borrowings consist primarily of advances from the FHLB and overnight Federal funds. At March 31, 2007 and December 31, 2006, advances from the FHLB were $168.0 million and $168.1 million, respectively. There were no overnight Federal funds at March 31, 2007 or December 31, 2006. Among the FHLB advances and other borrowings at March 31, 2007, short-term borrowings with a remaining maturity of less than one year were $45.1 million, and the weighted-average interest rate thereon was 4.75 percent.

INTEREST RATE RISK MANAGEMENT
     Interest rate risk indicates our exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-income assets, which is the present value of future cash flow discounted by the current interest rate. Under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to change the level of our exposure to market interest rates. The level of interest rate risk can be managed through such means as the changing of gap positions and the volume of fixed-income assets and liabilities. For successful management of interest rate risk, we use various methods to measure existing and future interest rate risk exposures, giving effect to historical attrition rates of core deposits. In addition to regular reports used in business operations, repricing gap analysis, stress testing and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.
     The following table shows the status of our gap position as of March 31, 2007:

		After Three	After One
	Within	Months	Year But		Non-
	Three	But Within	Within Five	After Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$93,174	$93,174
Federal Funds Sold	55,000	—	—	—	—	55,000
Securities:
Fixed Rate	6,783	69,903	151,686	111,924	—	340,296
Floating Rate	9,590	3,255	23,151	4,945	—	40,941
Loans:
Fixed Rate	43,910	52,520	415,361	340,711	—	852,502
Floating Rate	1,823,577	36,102	184,265	3,645	—	2,047,589
Non-Accrual	—	—	—	—	19,509	19,509
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(33,940)	(33,940)
FRB and FHLB Stock	—	—	—	25,115	—	25,115
Other Assets	—	23,822	—	6,767	306,809	337,398

Total Assets	$1,938,860	$185,602	$774,463	$493,107	$385,552	$3,777,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$50,502	$147,934	$355,042	$184,918	$—	$738,396
Savings	15,700	29,987	44,992	10,847	—	101,526
Money Market Checking and NOW Accounts	63,115	121,129	137,868	102,662	—	424,774
Time Deposits:
Fixed Rate	837,784	871,494	9,719	115	—	1,719,112
Floating Rate	199	—	—	—	—	199
FHLB Advances and Other Borrowings	10,116	35,000	118,210	4,788	—	168,114
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	50,003	50,003
Shareholders’ Equity	—	—	—	—	493,054	493,054

Total Liabilities and Shareholders’ Equity	$1,059,822	$1,205,544	$665,831	$303,330	$543,057	$3,777,584

Repricing Gap	$879,038	$(1,019,942)	$108,632	$189,777	$(157,505)
Cumulative Repricing Gap	$879,038	$(140,904)	$(32,272)	$157,505	$—
Cumulative Repricing Gap as a Percentage of Total Assets	23.27%	(3.73%)	(0.85%)	4.17%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	26.15%	(4.19%)	(0.96%)	4.69%

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
     As of March 31, 2007, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 26.15 percent. This decrease from the previous quarter’s figure of 29.26 percent was caused primarily by a shift in the mix of the loan portfolio out of floating-rate loans with maturities of three months or less, which decreased $60.7 million, or 3.2 percent, and an increase of $25.7 million in fixed rate time deposits with maturities of three months or less. The cumulative repricing percentage in the less than twelve month period also moved lower, reaching (4.19) percent. This was a decrease from the previous quarter’s figure of (2.56) percent. The decrease was caused by an increase of $41.5 million in fixed-rate time deposits maturing within one year and a decrease of $45.4 million in floating-rate loans maturing within one year. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was 1.93 percent asset-sensitive, compared to 5.09 percent asset-sensitive as of December 31, 2006. The floating gap position in the less than twelve months period was 2.75 percent liability-sensitive, compared to 0.54 percent liability-sensitive as of December 31, 2006.
     The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less than Three Months		Less Than Twelve Months
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Cumulative Repricing Gap	$879,038	$970,441	$(140,904)	$(85,051)
Percentage of Total Assets	23.27%	26.05%	(3.73%)	(2.28%)
Percentage of Interest-Earning Assets	26.15%	29.26%	(4.19%)	(2.56%)
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
     Rate Shock Table

	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
	(Dollars in Thousands)
200%	11.92%	(11.01%)	$19,103	$(56,150)
100%	5.94%	(5.75%)	$9,525	$(29,334)
(100%)	(5.98%)	6.16%	$(9,579)	$31,386
(200%)	(12.00%)	12.64%	$(19,236)	$64,435
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

	March 31,	December 31,
Liquidity Ratios	2007	2006
Core Deposits/Total Assets	29.97%	30.10%
Short-Term Non-Core Funding/Total Assets	46.45%	46.01%
Net Loans/Total Assets	76.56%	76.60%
Investments/Deposits	15.69%	15.93%
Loans and Investments/Deposits	112.59%	112.52%
Off-Balance Sheet Items/Total Assets	18.04%	19.04%
     The net loans to total assets ratio decreased slightly to 76.56 percent as of March 31, 2007 compared to 76.60 percent at December 31, 2006. The ratio of loans and investments to deposits increased slightly to 112.59 percent as the Bank made use of borrowings with maturities of one to two years to fund a portion of loan portfolio growth. Off-balance sheet items as a percentage of total assets decreased at March 31, 2007 to 18.04 percent, compared to 19.04 percent at December 31, 2006. The total amount of off-balance sheet items decreased to $681.2 million at March 31, 2007 from $708.8 million at December 31, 2006. The decrease was primarily due to a $31.0 million decrease in commitments to extend credit. The ratio of short-term non-core funding to total assets was 46.45 percent at March 31, 2007, compared to 46.01 percent at December 31, 2006.
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total shareholders’ equity was $493.1 million at March 31, 2007, which represented an increase of $6.0 million, or 1.2 percent, over total shareholders’ equity of $487.1 million at December 31, 2006.

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
     At March 31, 2007, Hanmi Financial’s Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $355.4 million. This represented an increase of $263,000, or 0.1 percent, over Tier 1 capital of $355.2 million at December 31, 2006. At March 31, 2007, Hanmi Financial had a ratio of total capital to total risk-weighted assets of 12.19 percent and a ratio of Tier 1 capital to total risk-weighted assets of 11.15 percent. The Tier 1 leverage ratio was 10.09 percent at March 31, 2007.
     The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of March 31, 2007:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$388,863	12.19%	$255,107	8.00%	N/A	N/A
Hanmi Bank	$391,963	12.30%	$254,938	8.00%	$318,673	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$355,449	11.15%	$127,553	4.00%	N/A	N/A
Hanmi Bank	$358,549	11.25%	$127,469	4.00%	$191,204	6.00%

Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$355,449	10.09%	$140,950	4.00%	N/A	N/A
Hanmi Bank	$358,549	10.18%	$140,857	4.00%	$176,071	5.00%
Dividends
     On December 21, 2006, we declared a quarterly cash dividend of $0.06 per common share for the fourth quarter of 2006. The dividend was paid on January 12, 2007. Future dividend payments are subject to the future earnings and legal and regulatory requirements and the discretion of the Board of Directors.
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 7 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited), “Item 1. Business — Small Business Administration Guaranteed Loans” and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2006.
CONTRACTUAL OBLIGATIONS
     There were no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS
     SFAS No. 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This Statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. Early adoption is permitted as of January 1, 2007 if elected by April 30, 2007. We are required to and plan to adopt the provisions of SFAS No. 159 beginning in the first quarter of 2008. We are currently assessing the impact that the adoption of SFAS No. 159 will have on our financial condition and results of operations.
     SFAS No. 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial condition and results of operations.
     SFAS No. 156
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. We adopted SFAS No. 156 beginning January 1, 2007. SFAS No. 156 has not had a material impact on our financial condition or results of operations.
     SFAS No. 155
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
     SFAS No. 155 became effective on January 1, 2007 for all financial instruments acquired or issued after that date. SFAS No. 155 has not had a material impact on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
     As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2007.
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
     No change in our internal controls over financial reporting occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 that was filed on March 1, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In connection with the acquisitions of Chun-Ha and All World on January 2, 2007, we issued 102,181 shares of common stock to their former shareholders.
     On April 25, 2006, the Board of Directors of Hanmi Financial authorized the repurchase of up to $50.0 million of common stock. The following are details on repurchases under this program for the period covered by this Report.

ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
Repurchases from January 1, 2007 to January 31, 2007	—	—	—	$50,000,000

Repurchases from February 1, 2007 to February 28, 2007	397,200	$20.24	397,200	$41,943,000

Repurchases from March 1, 2007 to March 31, 2007	—	—	—	$41,943,000

Total	397,200	$20.24	397,200	$41,943,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Document

10.1	Put Option Agreement between Hanmi Financial Corporation and William J. Ruh dated April 17, 2007

10.2	Put Option Agreement between Hanmi Financial Corporation and John M. Eggemeyer dated April 17, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: May 10, 2007	By:	/s/ Sung Won Sohn, Ph.D.
Sung Won Sohn, Ph.D.
President and Chief Executive Officer

By:	/s/ Michael J. Winiarski
Michael J. Winiarski
Senior Vice President and Chief Financial Officer