Form 10-Q
period 2007-06-30
HANMI FINANCIAL CORP
filed 2007-08-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     As of August 1, 2007, there were 47,960,729 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in Thousands)

	June 30,	December 31,
	2007	2006
ASSETS

Cash and Due From Banks	$98,020	$97,501
Federal Funds Sold	23,800	41,000

Cash and Cash Equivalents	121,820	138,501
Term Federal Funds Sold	—	5,000
Securities Held to Maturity, at Amortized Cost (Fair Value: 2007 — $955; 2006 — $969)	954	967
Securities Available for Sale, at Fair Value	363,778	390,612
Loans Receivable, Net of Allowance for Loan Losses of $32,190 and $27,557 at June 30, 2007 and December 31, 2006, Respectively	3,013,527	2,813,520
Loans Held for Sale, at the Lower of Cost or Fair Value	10,204	23,870
Customers’ Liability on Acceptances	12,753	8,403
Premises and Equipment, Net	20,361	20,075
Accrued Interest Receivable	17,313	16,919
Other Real Estate Owned	1,080	—
Deferred Income Taxes	13,742	13,064
Servicing Asset	4,417	4,579
Goodwill	209,941	207,646
Other Intangible Assets	8,027	6,312
Federal Reserve Bank Stock	11,733	11,733
Federal Home Loan Bank Stock	13,619	13,189
Bank-Owned Life Insurance	24,051	23,592
Other Assets	23,577	27,261

TOTAL ASSETS	$3,870,897	$3,725,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$720,214	$728,347
Interest-Bearing:
Savings	97,019	99,255
Money Market Checking and NOW Accounts	438,973	438,267
Time Deposits of $100,000 or More	1,408,237	1,383,358
Other Time Deposits	308,703	295,488

Total Deposits	2,973,146	2,944,715
Accrued Interest Payable	23,343	22,582
Acceptances Outstanding	12,753	8,403
FHLB Advances and Other Borrowings	278,784	169,037
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	14,431	10,983

Total Liabilities	3,384,863	3,238,126

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,434,929 Shares (47,950,929 Shares Outstanding) and 50,239,613 Shares (49,076,613 Shares Outstanding) at June 30, 2007 and December 31, 2006, Respectively	50	50
Additional Paid-In Capital	346,160	344,810
Accumulated Other Comprehensive Loss — Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of ($2,481) and ($1,450) at June 30, 2007 and December 31, 2006, Respectively	(4,197)	(3,200)
Retained Earnings	187,996	165,498

	530,009	507,158
Less Treasury Stock, at Cost; 2,484,000 and 1,163,000 Shares at June 30, 2007 and December 31, 2006, Respectively	(43,975)	(20,041)

Total Shareholders’ Equity	486,034	487,117

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,870,897	$3,725,243

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and Fees on Loans	$65,212	$58,870	$127,773	$112,017
Interest on Investments	4,472	5,013	9,136	10,112
Interest on Federal Funds Sold	176	23	902	312
Interest on Term Federal Funds Sold	—	—	5	—

Total Interest Income	69,860	63,906	137,816	122,441

INTEREST EXPENSE:
Interest on Deposits	26,691	21,921	52,772	41,512
Interest on FHLB Advances and Other Borrowings	2,919	2,001	5,090	2,615
Interest on Junior Subordinated Debentures	1,660	1,587	3,299	3,062

Total Interest Expense	31,270	25,509	61,161	47,189

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	38,590	38,397	76,655	75,252
Provision for Credit Losses	3,023	900	9,155	3,860

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	35,567	37,497	67,500	71,392

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,438	4,183	8,926	8,414
Insurance Commissions	1,279	243	2,404	396
Trade Finance Fees	1,177	1,116	2,467	2,187
Remittance Fees	520	532	991	1,020
Other Service Charges and Fees	574	614	1,190	1,148
Bank-Owned Life Insurance Income	229	215	459	433
Increase in Fair Value of Derivatives	222	109	314	334
Other Income	491	345	766	626
Gain on Sales of Loans	1,762	1,311	3,162	2,150
Gain on Sales of Securities Available for Sale	—	—	—	5

Total Non-Interest Income	10,692	8,668	20,679	16,713

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	10,782	10,691	22,543	19,852
Occupancy and Equipment	2,571	2,434	5,083	4,640
Data Processing	1,665	1,454	3,228	2,883
Advertising and Promotion	889	811	1,550	1,457
Supplies and Communication	704	576	1,292	1,212
Professional Fees	647	492	1,121	1,160
Amortization of Other Intangible Assets	592	605	1,206	1,230
Decrease in Fair Value of Embedded Options	196	112	196	214
Other Operating Expenses	3,444	2,622	6,240	4,889

Total Non-Interest Expenses	21,490	19,797	42,459	37,537

INCOME BEFORE PROVISION FOR INCOME TAXES	24,769	26,368	45,720	50,568
Provision for Income Taxes	9,446	10,428	17,342	19,826

NET INCOME	$15,323	$15,940	$28,378	$30,742

EARNINGS PER SHARE:
Basic	$0.32	$0.33	$0.58	$0.63
Diluted	$0.31	$0.32	$0.58	$0.62

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	48,397,824	48,822,729	48,678,399	48,768,881
Diluted	48,737,574	49,404,204	49,110,835	49,366,709

DIVIDENDS DECLARED PER SHARE	$0.06	$0.06	$0.12	$0.12
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands)

				Shareholders’ Equity
							Accumulated
	Common Stock — Number of Shares				Additional		Other		Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Retained	Stock,	Shareholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Loss	Earnings	at Cost	Equity

BALANCE — DECEMBER 31, 2005	49,821,798	(1,163,000)	48,658,798	$50	$339,991	$(1,150)	$(4,383)	$112,310	$(20,041)	$426,777

Cumulative Adjustment — Tax Credit Funds	—	—	—	—	—	—	—	(656)	—	(656)
Cumulative Adjustment — Share-Based Compensation	—	—	—	—	(916)	1,150	—	—	—	234
Exercises of Stock Options and Stock Warrants	249,782	—	249,782	—	2,076	—	—	—	—	2,076
Share-Based Compensation Expense	—	—	—	—	574	—	—	—	—	574
Tax Benefit from Exercises of Stock Options	—	—	—	—	329	—	—	—	—	329
Cash Dividends	—	—	—	—	—	—	—	(5,929)	—	(5,929)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	30,742	—	30,742
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(3,417)	—	—	(3,417)

Total Comprehensive Income										27,325

BALANCE — JUNE 30, 2006	50,071,580	(1,163,000)	48,908,580	$50	$342,054	$—	$(7,800)	$136,467	$(20,041)	$450,730

BALANCE — DECEMBER 31, 2006	50,239,613	(1,163,000)	49,076,613	$50	$344,810	$—	$(3,200)	$165,498	$(20,041)	$487,117

Shares Issued for Business Acquisitions	102,181	—	102,181	—	2,198	—	—	—	—	2,198
Exercises of Stock Options	93,135	—	93,135	—	687	—	—	—	—	687
Share-Based Compensation Expense	—	—	—	—	867	—	—	—	—	867
Tax Benefit from Exercises of Stock Options	—	—	—	—	150	—	—	—	—	150
Cash Dividends	—	—	—	—	—	—	—	(5,880)	—	(5,880)
Repurchase of Common Stock	—	(1,321,000)	(1,321,000)	—	—	—	—	—	(23,934)	(23,934)
Repurchase of Stock Warrants	—	—	—	—	(2,552)	—	—	—	—	(2,552)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	28,378	—	28,378
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(997)	—	—	(997)

Total Comprehensive Income										27,381

BALANCE — JUNE 30, 2007	50,434,929	(2,484,000)	47,950,929	$50	$346,160	$—	$(4,197)	$187,996	$(43,975)	$486,034

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,378	$30,742
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,436	1,472
Amortization of Premiums and Accretion of Discounts on Investments, Net	100	150
Amortization of Other Intangible Assets	1,206	1,230
Share-Based Compensation Expense	867	574
Provision for Credit Losses	9,155	3,860
Federal Home Loan Bank Stock Dividend	(353)	(295)
Gain on Sales of Securities Available for Sale	—	(5)
Increase in Fair Value of Derivatives	(314)	(334)
Decrease in Fair Value of Embedded Options	196	214
Gain on Sales of Loans	(3,162)	(2,150)
Loss on Sales of Premises and Equipment	11	15
Excess Tax Benefit from Exercises of Stock Options	(150)	(329)
Deferred Tax Benefit	(841)	(2,920)
Origination of Loans Held for Sale	(62,289)	(49,445)
Proceeds from Sales of Loans Held for Sale	79,117	52,660
Increase in Accrued Interest Receivable	(394)	(779)
Decrease (Increase) in Servicing Asset	162	(392)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(459)	(433)
Decrease (Increase) in Other Assets	3,988	(1,777)
Increase in Accrued Interest Payable	761	3,408
Increase in Other Liabilities	3,037	6,699
Other, Net	1,306	—

Net Cash Provided By Operating Activities	61,758	42,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Reserve Bank Stock	—	590
Proceeds from Matured Term Federal Funds Sold	5,000	—
Proceeds from Matured or Called Securities Available for Sale	24,293	28,276
Proceeds from Matured or Called Securities Held to Maturity	—	17
Proceeds from Sales of Securities Available for Sale	—	5,005
Net Increase in Loans Receivable	(210,642)	(296,565)
Purchases of Federal Home Loan Bank Stock	(77)	(311)
Purchases of Securities Available for Sale	—	(6,183)
Purchases of Premises and Equipment	(1,715)	(1,015)
Business Acquisitions, Net of Cash Acquired	(4,121)	—

Net Cash Used In Investing Activities	(187,262)	(270,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	28,431	68,898
Proceeds from Exercises of Stock Options and Stock Warrants	687	2,076
Tax Benefit from Exercises of Stock Options	150	329
Stock Issued for Business Acquisitions	2,198	—
Cash Paid to Acquire Treasury Stock	(23,934)	—
Cash Paid to Acquire Stock Warrants	(2,552)	—
Cash Dividends Paid	(5,880)	(5,929)
Proceeds from Long-Term FHLB Advances and Other Borrowings	—	30,000
Repayment of Long-Term FHLB Advances and Other Borrowings	(15,219)	(207)
Net Change in Short-Term FHLB Advances and Other Borrowings	124,942	80,748

Net Cash Provided By Financing Activities	108,823	175,915

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,681)	(52,106)
Cash and Cash Equivalents — Beginning of Period	138,501	163,477

CASH AND CASH EQUIVALENTS — END OF PERIOD	$121,820	$111,371

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$60,400	$50,597
Income Taxes Paid	$15,556	$16,208
Transfers to Other Real Estate Owned	$1,080	$—
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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
     Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic populations of Los Angeles, Orange, San Diego, San Francisco and Santa Clara counties of the State of California. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of June 30, 2007, the Bank maintained a branch network of 23 locations, serving individuals and small- to medium-sized businesses in its primary market. The Bank also had eight loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington. Chun-Ha and All World are headquartered in Garden Grove, California and have offices in Los Angeles.
     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2007, but are not necessarily indicative of the results that will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The interim information should be read in conjunction with our 2006 Annual Report on Form 10-K.
     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2006 Annual Report on Form 10-K.
     Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.
NOTE 2 — SHARE-BASED COMPENSATION
     2007 Equity Compensation Plan
     At the May 23, 2007 Annual Meeting of Stockholders, shareholders approved the 2007 Equity Compensation Plan, which replaces the Year 2000 Stock Option Plan. The 2007 Equity Compensation Plan provides for grants of non-qualified and incentive stock options, restricted stock, stock appreciation rights and performance shares to non-employee directors, officers, employees and consultants of Hanmi Financial and its subsidiaries.
     Under the 2007 Equity Compensation Plan, we may grant options for up to 3,000,000 shares of common stock. As of June 30, 2007, 3,000,000 shares were still available for issuance.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (Continued)
     Share-Based Compensation Expense
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)

Share-Based Compensation Expense	$387	$473	$867	$574
Related Tax Benefits	$163	$199	$365	$241
     Unrecognized Share-Based Compensation Expense
     At June 30, 2007, unrecognized share-based compensation expense was as follows:

		Average
		Expected
	Unrecognized	Recognition
	Expense	Period
	(Dollars in Thousands)

Stock Option Awards:
2007 Equity Compensation Plan	$4,478	3.3 years
2004 CEO Stock Option Plan	912	3.3 years
Restricted Stock Award	605	1.7 years

Total Unrecognized Share-Based Compensation Expense	$5,995	3.1 years

     Share-Based Payment Award Activity
     The table below provides stock option information related to the 2007 Equity Compensation Plan for the three months ended June 30, 2007:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding — Beginning of Period	1,670,470	$15.49	7.8 years	$6,732 (1)
Options Granted	15,667	$15.35	5.7 years
Options Exercised	(49,192)	$6.07	4.1 years
Options Forfeited	(139,467)	$19.31	8.8 years

Options Outstanding — End of Period	1,497,478	$15.44	7.5 years	$4,094 (2)

Options Exercisable — End of Period	604,746	$11.51	5.9 years	$3,491 (2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $19.06 as of March 30, 2007, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $17.06 as of June 29, 2007, over the exercise price, multiplied by the number of options.
     The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $541,000 and $426,000, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (Continued)
     The table below provides stock option information related to the 2007 Equity Compensation Plan for the six months ended June 30, 2007:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding — Beginning of Period	1,755,813	$15.31	8.0 years	$12,678 (1)
Options Granted	30,667	$17.98	7.6 years
Options Exercised	(93,135)	$7.38	4.5 years
Options Forfeited	(195,867)	$18.49	8.6 years

Options Outstanding — End of Period	1,497,478	$15.44	7.5 years	$4,094 (2)

Options Exercisable — End of Period	604,746	$11.51	5.9 years	$3,491 (2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.53 as of December 29, 2006, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $17.06 as of June 29, 2007, over the exercise price, multiplied by the number of options.
     The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $1,044,000 and $1,489,000, respectively.
     The table below provides stock option information related to the 2004 CEO Stock Option Plan for the three months ended June 30, 2007:

				Aggregate
				Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding — Beginning of Period	350,000	$17.17	7.8 years	$663 (1)

Options Outstanding — End of Period	350,000	$17.17	7.4 years	$— (2)

Options Exercisable — End of Period	116,666	$17.17	7.4 years	$— (2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $19.06 as of March 30, 2007, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $17.06 as of June 29, 2007, over the exercise price, multiplied by the number of options.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (Continued)
     The table below provides stock option information related to the 2004 CEO Stock Option Plan for the six months ended June 30, 2007:

				Aggregate
				Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding — Beginning of Period	350,000	$17.17	7.9 years	$1,878 (1)

Options Outstanding — End of Period	350,000	$17.17	7.4 years	$— (2)

Options Exercisable — End of Period	116,666	$17.17	7.4 years	$— (2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.53 as of December 29, 2006, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $17.06 as of June 29, 2007, over the exercise price, multiplied by the number of options.
     The table below provides information for restricted stock awards for the three and six months ended June 30, 2007:

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Non-Vested — Beginning of Period	40,000	$18.15	60,000	$18.15
Vested	—	$18.15	(20,000)	$18.15

Non-Vested — End of Period	40,000	$18.15	40,000	$18.15

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)
NOTE 3 — EARNINGS PER SHARE (Continued)
     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

	2007			2006
		Weighted-			Weighted-
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Data)

Three Months Ended June 30:
Basic EPS — Income Available to Common Shareholders	$15,323	48,397,824	$0.32	$15,940	48,822,729	$0.33
Effect of Dilutive Securities — Options and Warrants	—	339,750	(0.01)	—	581,475	(0.01)

Diluted EPS — Income Available to Common Shareholders	$15,323	48,737,574	$0.31	$15,940	49,404,204	$0.32

Six Months Ended June 30:
Basic EPS — Income Available to Common Shareholders	$28,378	48,678,399	$0.58	$30,742	48,768,881	$0.63
Effect of Dilutive Securities — Options and Warrants	—	432,436	—	—	597,828	(0.01)

Diluted EPS — Income Available to Common Shareholders	$28,378	49,110,835	$0.58	$30,742	49,366,709	$0.62

     For the three months ended June 30, 2007 and 2006, there were 1,243,221 and 1,071,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2007 and 2006, there were 845,221 and 1,071,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
NOTE 4 — INCOME TAXES
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). This Statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN No. 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
     We adopted the provisions of FIN No. 48 effective as of January 1, 2007 and there was no significant impact on our financial condition or results of operations.
     At June 30, 2007 and December 31, 2006, net current taxes payable of $2.6 million and $1.0 million, respectively, were included in Other Liabilities in the Consolidated Statements of Financial Condition.
NOTE 5 — SHAREHOLDERS’ EQUITY
     Stock Warrants
     In 2004, we issued 508,558 stock warrants to affiliates of Castle Creek Financial LLC for services rendered in connection with the placement of our equity securities. Under the terms of the warrants, the warrant holders may purchase shares of common stock at an exercise price of $9.50 per share. The warrants were immediately exercisable and expire after five years. During the three months ended June 30, 2007 and 2006, no shares of common stock were issued in connection with the exercise of stock warrants. During the six months ended June 30, 2007 and 2006, 0 and 115,392 shares of common stock, respectively, were issued in connection with the exercise of stock warrants.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)
NOTE 5 — SHAREHOLDERS’ EQUITY (Continued)
     In connection with the departure of William J. Ruh from Hanmi Financial’s Board of Directors, on April 17, 2007, we entered into a Put Option Agreement with Mr. Ruh and John M. Eggemeyer (the “Warrant Holders”) which provided that Hanmi Financial would, at the request of the Warrant Holders, within the period May 6, 2007 through June 15, 2007, repurchase common stock purchase warrants to purchase up to an aggregate of 250,724 shares of Hanmi Financial’s common stock (the “First Group of Warrants”) held by the Warrant Holders at a purchase price equal to the product of (i) the average of the closing price per share of Hanmi Financial’s common stock as reported on the Nasdaq Global Select Market over the five (5) trading days prior to the date of notice of exercise of the put, and (ii) the number of shares of Hanmi Financial common stock that can be purchased upon exercise of the warrant, minus the aggregate exercise price of the warrant if the warrant was exercised in full. On April 17, 2007, we also entered into a Put Option Agreement with certain other parties who were issued warrants for services rendered in connection with the placement of Hanmi Financial’s equity securities, which provided that Hanmi Financial would repurchase common stock purchase warrants to purchase up to an aggregate of 73,778 shares of Hanmi Financial’s common stock (the “Second Group of Warrants” and with the First Group of Warrants, the “Warrants”) on the same terms and conditions as the Warrant Holders. On June 1, 2007, we repurchased the Warrants at an aggregate cash purchase price of $2.6 million and such Warrants were then canceled.
     As of June 30, 2007, there were warrants to purchase 4,000 shares of our common stock outstanding.
     Repurchase of Common Stock
     In April 2006, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock as part of our ongoing capital management program. During the three months ended June 30, 2007, 923,800 shares of our common stock were repurchased on the open market for an aggregate purchase price of $15.8 million. During the six months ended June 30, 2007, 1,321,000 shares of our common stock were repurchased on the open market for an aggregate purchase price of $23.9 million. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under our stock option plans.
NOTE 6 — OFF-BALANCE SHEET COMMITMENTS
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Continued)
NOTE 6 — OFF-BALANCE SHEET COMMITMENTS (Continued)
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30,	December 31,
	2007	2006
	(In Thousands)

Commitments to Extend Credit	$527,000	$578,347
Commercial Letters of Credit	55,760	65,158
Standby Letters of Credit	42,463	48,289
Unused Credit Card Lines	18,771	17,031

Total Undisbursed Loan Commitments	$643,994	$708,825

NOTE 7 — SEGMENT REPORTING
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
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement, including risks and uncertainties relating to changes in interest rates, credit quality, governmental regulation, natural disasters, increased competition in our market areas and changes in economic conditions in California, nationally and internationally. For a discussion of some of the factors that might cause such a difference, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2006. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2007. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
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

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,014,895	$2,729,218
Average Investment Securities	$375,598	$425,371
Average Interest-Earning Assets	$3,429,123	$3,180,999
Average Total Assets	$3,818,170	$3,570,389
Average Deposits	$2,967,748	$2,832,218
Average Borrowings	$304,744	$248,480
Average Interest-Bearing Liabilities	$2,551,665	$2,341,481
Average Shareholders’ Equity	$495,719	$449,664
Average Tangible Equity (2)	$277,414	$232,802
PER SHARE DATA:
Earnings Per Share — Basic	$0.32	$0.33
Earnings Per Share — Diluted	$0.31	$0.32
Common Shares Outstanding at End of Period	47,950,929	48,908,580
Book Value Per Share (3)	$10.14	$9.22
Tangible Book Value Per Share (4)	$5.59	$4.82
Cash Dividends Per Share	$0.06	$0.06
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	1.61%	1.79%
Return on Average Shareholders’ Equity (5) (7)	12.40%	14.22%
Return on Average Tangible Equity (5) (8)	22.15%	27.46%
Net Interest Spread (9)	3.25%	3.69%
Net Interest Margin (10)	4.51%	4.84%
Efficiency Ratio (11)	43.61%	42.06%
Dividend Payout Ratio (12)	18.78%	18.41%
Average Shareholders’ Equity to Average Total Assets	12.98%	12.59%
SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial Corporation	11.59%	12.03%
Hanmi Bank	11.45%	12.05%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial Corporation	10.57%	11.02%
Hanmi Bank	10.42%	11.05%
Tier 1 Leverage Ratio:
Hanmi Financial Corporation	9.74%	9.61%
Hanmi Bank	9.61%	9.63%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	0.74%	0.43%
Non-Performing Assets to Total Assets (15)	0.61%	0.33%
Net Loan Charge-Offs to Average Total Gross Loans (16)	0.33%	0.05%
Allowance for Loan Losses to Total Gross Loans	1.05%	0.98%
Allowance for Loan Losses to Non-Performing Loans	142.30%	224.54%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total shareholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net income.

(6)	Net income divided by average total assets.

(7)	Net income divided by average shareholders’ equity.

(8)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(10)	Net interest income before provision for credit losses divided by average interest-earning assets.

(11)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(12)	Cash dividends per share times common shares outstanding divided by net income.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

	As of and for the
	Six Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,949,129	$2,638,822
Average Investment Securities	$381,113	$431,440
Average Interest-Earning Assets	$3,389,901	$3,109,051
Average Total Assets	$3,780,147	$3,497,310
Average Deposits	$2,956,629	$2,821,648
Average Borrowings	$278,316	$193,691
Average Interest-Bearing Liabilities	$2,519,725	$2,278,944
Average Shareholders’ Equity	$497,444	$443,507
Average Tangible Equity (2)	$278,835	$227,642
PER SHARE DATA:
Earnings Per Share — Basic	$0.58	$0.63
Earnings Per Share — Diluted	$0.58	$0.62
Cash Dividends Per Share	$0.12	$0.12
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	1.51%	1.77%
Return on Average Shareholders’ Equity (3) (5)	11.50%	13.98%
Return on Average Tangible Equity (3) (6)	20.52%	27.23%
Net Interest Spread (7)	3.25%	3.76%
Net Interest Margin (8)	4.56%	4.88%
Efficiency Ratio (9)	43.62%	40.82%
Dividend Payout Ratio (10)	20.28%	19.09%
Average Shareholders’ Equity to Average Total Assets	13.16%	12.68%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Calculation based upon annualized net income.

(4)	Net income divided by average total assets.

(5)	Net income divided by average shareholders’ equity.

(6)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets.

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Cash dividends per share times common shares outstanding divided by net income.

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)

Average Shareholders’ Equity	$495,719	$449,664	$497,444	$443,507
Less Average Goodwill and Average Other Intangible Assets	(218,305)	(216,862)	(218,609)	(215,865)

Average Tangible Equity	$277,414	$232,802	$278,835	$227,642

Return on Average Shareholders’ Equity	12.40%	14.22%	11.50%	13.98%
Effect of Average Goodwill and Average Other Intangible Assets	9.75%	13.24%	9.02%	13.25%

Return on Average Tangible Equity	22.15%	27.46%	20.52%	27.23%

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure as of the dates indicated:

	June 30,
	2007	2006
	(Dollars in Thousands; Except
	Per Share Data)
Total Shareholders’ Equity	$486,034	$450,730
Less Goodwill and Other Intangible Assets	(217,968)	(215,107)

Tangible Equity	$268,066	$235,623

Book Value Per Share	$10.14	$9.22
Effect of Goodwill and Other Intangible Assets	(4.55)	(4.40)

Tangible Book Value Per Share	$5.59	$4.82

RESULTS OF OPERATIONS
Overview
     Three Months Ended June 30, 2007 vs. 2006
     For the three months ended June 30, 2007, net income was $15.3 million, or $0.31 per diluted share, compared to $15.9 million, or $0.32 per diluted share, for the three months ended June 30, 2006. The 3.9 percent decrease in net income for 2007 as compared to 2006 was attributable to increases in the provision for credit losses and non-interest expenses, offset by increases in net interest income and non-interest income.
     Effective January 2, 2007, we completed the acquisitions of Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”). The acquisitions were accounted for as purchases, so the operating results of Chun-Ha and All World are included from the acquisition date.
     Net interest income increased primarily because average interest-earning assets increased $248.1 million, or 7.8 percent, due to ongoing growth in the loan portfolio. The effect of the growth in average interest-earning assets was partially offset by a decline in the net interest margin due primarily to a more competitive loan pricing environment and a higher cost of funds, reflecting trends in the second half of 2006, when customers placed their funds in certificates of deposit instead of core deposits, and certificates of deposit continued to reprice. The composition of the deposits portfolio and interest rates paid on deposits have remained relatively stable in 2007. However, compared to the second quarter of 2006, the deposits portfolio in the second quarter of 2007 included a larger percentage of time deposits, bearing interest at higher rates. Therefore, the cost of funds increased more than the increase in the yield on interest-earning assets. The net interest margin was 4.51 percent for the three months ended June 30, 2007, compared to 4.84 percent for the same period in 2006.
     Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $3.0 million and $900,000 for the three months ended June 30, 2007 and 2006, respectively. The increase in the provision for credit losses was attributable to the migration of loans into more adverse risk rating categories and reflects increases in non-performing and delinquent loans.
     For the three months ended June 30, 2007, non-interest income increased by $2.0 million, or 23.4 percent, compared to the three months ended June 30, 2006 primarily due to the acquisitions of Chun-Ha and All World, which increased insurance commissions by $1.0 million, and a higher gain on sales of loans.
     Non-interest expenses increased by $1.7 million, or 8.6 percent, due primarily to increases in data processing and other operating expenses, as well as non-interest expenses of $888,000 attributable to Chun-Ha and All World. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) was 43.61 percent for the three months ended June 30, 2007, compared to 42.06 percent for the same quarter in 2006. Of the 1.55 percent increase, 0.77 percent was attributable to the acquisitions of Chun-Ha and All World.
     The annualized return on average assets was 1.61 percent for the three months ended June 30, 2007, compared to 1.79 percent for the same period in 2006. The annualized return on average shareholders’ equity was 12.40 percent for the three months ended June 30, 2007, and the annualized return on average tangible equity was 22.15 percent, compared to 14.22 percent and 27.46 percent, respectively, for the same period in 2006.
     Six Months Ended June 30, 2007 vs. 2006
     For the six months ended June 30, 2007, net income was $28.4 million, or $0.58 per diluted share, compared to $30.7 million, or $0.62 per diluted share, for the six months ended June 30, 2006. The 7.7 percent decrease in net income for 2007 as compared to 2006 was attributable to increases in the provision for credit losses and non-interest expenses, offset by increases in net interest income and non-interest income.

     Net interest income increased primarily because average interest-earning assets increased $280.9 million, or 9.0 percent, due to ongoing growth in the loan portfolio. The effect of the growth in average interest-earning assets was partially offset by a decline in the net interest margin due primarily to a more competitive loan pricing environment and a higher cost of funds as customers placed their funds in certificates of deposit instead of core deposits, and certificates of deposit continued to reprice throughout 2006. Therefore, although the composition of the deposits portfolio and interest rates paid on deposits have remained relatively stable in 2007, the cost of funds increased more than the increase in the yield on interest-earning assets compared to the second quarter of 2006. The net interest margin was 4.56 percent for the six months ended June 30, 2007, compared to 4.88 percent for the same period in 2006.
     Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $9.2 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively. The increase in the provision for credit losses was attributable to the migration of loans into more adverse risk rating categories and reflects increases in non-performing and delinquent loans.
     For the six months ended June 30, 2007, non-interest income increased by $4.0 million, or 23.7 percent, compared to the six months ended June 30, 2006 primarily due to the acquisitions of Chun-Ha and All World, which increased insurance commissions by $2.0 million, and a higher gain on sales of loans.
     Non-interest expenses increased by $4.9 million, or 13.1 percent, due primarily to increases in salaries and employee benefits, occupancy and equipment, and other operating expenses, as well as non-interest expenses of $1.7 million attributable to Chun-Ha and All World. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) was 43.62 percent for the six months ended June 30, 2007, compared to 40.82 percent for the same quarter in 2006. Of the 2.80 percent increase, 0.87 percent was attributable to the acquisitions of Chun-Ha and All World.
     The annualized return on average assets was 1.51 percent for the six months ended June 30, 2007, compared to 1.77 percent for the same period in 2006. The annualized return on average shareholders’ equity was 11.50 percent for the six months ended June 30, 2007, and the annualized return on average tangible equity was 20.52 percent, compared to 13.98 percent and 27.23 percent, respectively, for the same period in 2006.
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

     Three Months Ended June 30, 2007 vs. 2006
     The following table presents the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2007			June 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,014,895	$65,212	8.68%	$2,729,218	$58,870	8.65%
Municipal Securities (2)	72,284	762	4.22%	73,061	773	4.23%
Obligations of Other U.S. Government Agencies	118,696	1,233	4.16%	127,184	1,316	4.14%
Other Debt Securities	184,618	2,141	4.64%	225,126	2,594	4.61%
Equity Securities	25,290	336	5.31%	24,524	330	5.38%
Federal Funds Sold	13,340	176	5.28%	1,859	23	4.95%
Interest-Earning Deposits	—	—	—	27	—	3.64%

Total Interest-Earning Assets	3,429,123	69,860	8.17%	3,180,999	63,906	8.06%

Noninterest-Earning Assets:
Cash and Cash Equivalents	91,690			94,876
Allowance for Loan Losses	(31,046)			(26,629)
Other Assets	328,403			321,143

Total Noninterest-Earning Assets	389,047			389,390

Total Assets	$3,818,170			$3,570,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$99,457	502	2.02%	$112,341	480	1.71%
Money Market Checking and NOW Accounts	432,408	3,666	3.40%	484,039	3,638	3.01%
Time Deposits of $100,000 or More	1,411,099	18,778	5.34%	1,223,118	14,869	4.88%
Other Time Deposits	303,957	3,745	4.94%	273,503	2,934	4.30%
FHLB Advances and Other Borrowings	222,338	2,919	5.27%	166,074	2,001	4.83%
Junior Subordinated Debentures	82,406	1,660	8.08%	82,406	1,587	7.72%

Total Interest-Bearing Liabilities	2,551,665	31,270	4.92%	2,341,481	25,509	4.37%

Noninterest-Bearing Liabilities:
Demand Deposits	720,827			739,217
Other Liabilities	49,959			40,027

Total Noninterest-Bearing Liabilities	770,786			779,244

Total Liabilities	3,322,451			3,120,725
Shareholders’ Equity	495,719			449,664

Total Liabilities and Shareholders’ Equity	$3,818,170			$3,570,389

Net Interest Income		$38,590			$38,397

Net Interest Spread (3)			3.25%			3.69%

Net Interest Margin (4)			4.51%			4.84%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $870,000 and $1.2 million for the three months ended June 30, 2007 and 2006, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $1.2 million and $1.2 million, and the yields would be 6.49 percent and 6.51 percent, for the three months ended June 30, 2007 and 2006, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

     The table below show changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three Months Ended
	June 30, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest Income:
Gross Loans, Net	$6,179	$163	$6,342
Municipal Securities	(8)	(3)	(11)
Obligations of Other U.S. Government Agencies	(88)	5	(83)
Other Debt Securities	(470)	17	(453)
Equity Securities	10	(4)	6
Federal Funds Sold	151	2	153

Total Interest Income	5,774	180	5,954

Interest Expense:
Savings	(59)	81	22
Money Market Checking and NOW Accounts	(411)	439	28
Time Deposits of $100,000 or More	2,418	1,491	3,909
Other Time Deposits	348	463	811
FHLB Advances and Other Borrowings	726	192	918
Junior Subordinated Debentures	—	73	73

Total Interest Expense	3,022	2,739	5,761

Change in Net Interest Income	$2,752	$(2,559)	$193

     For the three months ended June 30, 2007 and 2006, net interest income before provision for credit losses was $38.6 million and $38.4 million, respectively. The net interest spread and net interest margin for the three months ended June 30, 2007 were 3.25 percent and 4.51 percent, respectively, compared to 3.69 percent and 4.84 percent, respectively, for the three months ended June 30, 2006.
     Average interest-earning assets increased 7.8 percent to $3.43 billion for the three months ended June 30, 2007 from $3.18 billion for the same period in 2006. Average gross loans increased 10.5 percent to $3.01 billion for the three months ended June 30, 2007 from $2.73 billion for the same period in 2006, and average investment securities decreased 11.7 percent to $375.6 million for the three months ended June 30, 2007 from $425.4 million for the same period in 2006. Total loan interest income increased by 10.8 percent for the three months ended June 30, 2007 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 8.65 percent for the three months ended June 30, 2006 to 8.68 percent for the same period in 2007. During this period, the average Wall Street Journal Prime Rate (the “Prime Rate”) rose 35 basis points from 7.90 percent for the three months ended June 30, 2006 to 8.25 percent for the same period in 2007. Due to competitive pressures, the average spread over the Prime Rate for new loans and renewals of existing loans decreased. The decrease in the spread also reflects a shift in the mix of the loan portfolio into fixed-rate loans, which generally carry lower interest rates, reflecting the yield curve in effect during the second quarter. The yield on average interest-earning assets increased by 11 basis points from 8.06 percent for the three months ended June 30, 2006 to 8.17 percent for the three months ended June 30, 2007, reflecting the increase in the average yield on loans previously discussed and a shift in the mix of average interest-earning assets from 85.8 percent loans, 13.4 percent securities and 0.8 percent other interest-earning assets for the three months ended June 30, 2006 to 87.9 percent loans, 11.0 percent securities and 1.1 percent other interest-earning assets for the same period in 2007.
     The majority of the interest-earning assets growth was funded by a $135.5 million, or 4.8 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 9.0 percent to $2.55 billion for the three months ended June 30, 2007 compared to $2.34 billion for the same period in 2006. The average interest rate paid for interest-bearing liabilities increased by 55 basis points from 4.37 percent for the three months ended June 30, 2006 to 4.92 percent for the three months ended June 30, 2007. This increase was primarily due to a higher cost of deposits, reflecting trends in the second half of 2006, when customers placed their funds in higher yielding certificates of deposit instead of core deposits, and certificates of deposit continued to reprice. The composition of the deposits portfolio and interest rates paid on deposits have remained relatively stable in 2007. However, compared to the second quarter of 2006, the deposits portfolio in the second quarter of 2007 included a larger percentage of time deposits, bearing interest at higher rates.

     Six Months Ended June 30, 2007 vs. 2006
     The following table presents the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Six Months Ended
	June 30, 2007			June 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,949,129	$127,773	8.74%	$2,638,822	$112,017	8.56%
Municipal Securities (2)	72,340	1,526	4.22%	73,414	1,551	4.23%
Obligations of Other U.S. Government Agencies	118,483	2,489	4.20%	126,843	2,619	4.13%
Other Debt Securities	190,290	4,416	4.64%	231,183	5,286	4.57%
Equity Securities	25,149	705	5.61%	24,567	655	5.33%
Federal Funds Sold	34,317	902	5.26%	14,158	312	4.41%
Term Federal Funds Sold	193	5	5.18%	—	—	—
Interest-Earning Deposits	—	—	—	64	1	4.01%

Total Interest-Earning Assets	3,389,901	137,816	8.20%	3,109,051	122,441	7.94%

Noninterest-Earning Assets:
Cash and Cash Equivalents	91,221			94,690
Allowance for Loan Losses	(29,076)			(25,825)
Other Assets	328,101			319,394

Total Noninterest-Earning Assets	390,246			388,259

Total Assets	$3,780,147			$3,497,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$100,114	963	1.94%	$115,036	962	1.69%
Money Market Checking and NOW Accounts	430,152	7,138	3.35%	501,735	7,352	2.95%
Time Deposits of $100,000 or More	1,408,718	37,276	5.34%	1,195,348	27,653	4.67%
Other Time Deposits	302,425	7,395	4.93%	273,134	5,545	4.09%
FHLB Advances and Other Borrowings	195,910	5,090	5.24%	111,285	2,615	4.74%
Junior Subordinated Debentures	82,406	3,299	8.07%	82,406	3,062	7.49%

Total Interest-Bearing Liabilities	2,519,725	61,161	4.89%	2,278,944	47,189	4.18%

Noninterest-Bearing Liabilities:
Demand Deposits	715,220			736,395
Other Liabilities	47,758			38,464

Total Noninterest-Bearing Liabilities	762,978			774,859

Total Liabilities	3,282,703			3,053,803
Shareholders’ Equity	497,444			443,507

Total Liabilities and Shareholders’ Equity	$3,780,147			$3,497,310

Net Interest Income		$76,655			$75,252

Net Interest Spread (3)			3.31%			3.76%

Net Interest Margin (4)			4.56%			4.88%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.8 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $2.3 million and $2.4 million, and the yields would be 6.49 percent and 6.50 percent, for the six months ended June 30, 2007 and 2006, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

     The table below show changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Six Months Ended
	June 30, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest Income:
Gross Loans, Net	$13,403	$2,353	$15,756
Municipal Securities	(23)	(2)	(25)
Obligations of Other U.S. Government Agencies	(173)	43	(130)
Other Debt Securities	(933)	63	(870)
Equity Securities	15	35	50
Federal Funds Sold	512	78	590
Term Federal Funds Sold	5	—	5
Interest-Earning Deposits	—	(1)	(1)

Total Interest Income	12,806	2,569	15,375

Interest Expense:
Savings	(134)	135	1
Money Market Checking and NOW Accounts	(1,121)	907	(214)
Time Deposits of $100,000 or More	5,329	4,294	9,623
Other Time Deposits	637	1,213	1,850
FHLB Advances and Other Borrowings	2,173	302	2,475
Junior Subordinated Debentures	—	237	237

Total Interest Expense	6,884	7,088	13,972

Change in Net Interest Income	$5,922	$(4,519)	$1,403

     For the six months ended June 30, 2007 and 2006, net interest income before provision for credit losses was $76.7 million and $75.3 million, respectively. The net interest spread and net interest margin for the six months ended June 30, 2007 were 3.31 percent and 4.56 percent, respectively, compared to 3.76 percent and 4.88 percent, respectively, for the six months ended June 30, 2006.
     Average interest-earning assets increased 9.0 percent to $3.39 billion for the six months ended June 30, 2007 from $3.11 billion for the same period in 2006. Average gross loans increased 11.8 percent to $2.95 billion for the six months ended June 30, 2007 from $2.64 billion for the same period in 2006, and average investment securities decreased 11.7 percent to $381.1 million for the six months ended June 30, 2007 from $431.4 million for the same period in 2006. Total loan interest income increased by 14.1 percent for the six months ended June 30, 2007 due to the increase in average gross loans outstanding and the increase in the average yield on loans from 8.56 percent for the six months ended June 30, 2006 to 8.74 percent for the same period in 2007. During this period, the average Prime Rate rose 59 basis points from 7.66 percent for the six months ended June 30, 2006 to 8.25 percent for the same period in 2007. Due to competitive pressures, the average spread over the Prime Rate for new loans and renewals of existing loans decreased. The decrease in the spread also reflects a shift in the mix of the loan portfolio into fixed-rate loans, which generally carry lower interest rates. The yield on average interest-earning assets increased by 26 basis points from 7.94 percent for the six months ended June 30, 2006 to 8.20 percent for the six months ended June 30, 2007, reflecting the increase in the average yield on loans previously discussed and a shift in the mix of average interest-earning assets from 84.9 percent loans, 13.9 percent securities and 1.2 percent other interest-earning assets for the six months ended June 30, 2006 to 87.0 percent loans, 11.2 percent securities and 1.8 percent other interest-earning assets for the same period in 2007.
     The majority of the interest-earning assets growth was funded by a $135.0 million, or 4.8 percent, increase in average total deposits. Total average interest-bearing liabilities grew by 10.6 percent to $2.52 billion for the six months ended June 30, 2007 compared to $2.28 billion for the same period in 2006. The average interest rate paid for interest-bearing liabilities increased by 71 basis points from 4.18 percent for the six months ended June 30, 2006 to 4.89 percent for the six months ended June 30, 2007. This increase was primarily due to a higher cost of deposits as customers placed their funds in higher yielding certificates of deposit instead of core deposits, and certificates of deposit continued to reprice throughout 2006. The composition of the deposits portfolio and interest rates paid on deposits have remained relatively stable in 2007.

Provision for Credit Losses
     The provision for credit losses was $3.0 million and $900,000 for the three months ended June 30, 2007 and 2006, respectively. Net charge-offs were $2.5 million and $353,000 for the three months ended June 30, 2007 and 2006, respectively. The provision for credit losses was $9.2 million and $3.9 million for the six months ended June 30, 2007 and 2006, respectively. Net charge-offs were $4.9 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.
     The increase in the provision for credit losses is attributable primarily to increased migration of loans into more adverse risk ratings. The increase in the provision for credit losses also parallels increases in non-performing loans, which increased from $14.2 million at December 31, 2006 to $22.6 million at June 30, 2007, and delinquent loans, which increased from $19.6 million at December 31, 2006 to $32.0 million at June 30, 2007. While the level of non-performing and delinquent loans are indicators of the credit quality of the portfolio, the provision for credit losses is determined primarily on the basis of loan classifications and the historical loss experience with similarly situated credits.
Non-Interest Income
     Non-interest income is earned from four major sources: service charges on deposit accounts, insurance commissions, fees generated from international trade finance and gain on sales of loans. Non-interest income has become a significant part of revenue in the past several years.
     Three Months Ended June 30, 2007 vs. 2006
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2007	2006	Amount	Percentage
		(Dollars in Thousands)

Service Charges on Deposit Accounts	$4,438	$4,183	$255	6.1%
Insurance Commissions	1,279	243	1,036	426.3%
Trade Finance Fees	1,177	1,116	61	5.5%
Remittance Fees	520	532	(12)	(2.3%)
Other Service Charges and Fees	574	614	(40)	(6.5%)
Bank-Owned Life Insurance Income	229	215	14	6.5%
Increase in Fair Value of Derivatives	222	109	113	103.7%
Other Income	491	345	146	42.3%
Gain on Sales of Loans	1,762	1,311	451	34.4%

Total Non-Interest Income	$10,692	$8,668	$2,024	23.4%

     For the three months ended June 30, 2007, non-interest income was $10.7 million, an increase of 23.4 percent from $8.7 million for the three months ended June 30, 2006. The overall increase in non-interest income is primarily due to increases in insurance commissions and gain on sales of loans.
     Service charges on deposit accounts increased by $255,000, or 6.1 percent, from $4.2 million for the three months ended June 30, 2006 to $4.4 million for three months ended June 30, 2007. Service charge income on deposit accounts increased due to an increase in demand deposit transaction volume and fee increases.
     Insurance commissions increased by $1.0 million from $243,000 for the three months ended June 30, 2006 to $1.3 million for three months ended June 30, 2007. The increase was due to the acquisitions of Chun-Ha and All World in the first quarter of 2007.
     Fees generated from international trade finance increased by 5.5 percent from $1.1 million for the three months ended June 30, 2006 to $1.2 million for three months ended June 30, 2007. Trade finance fees relate primarily to import and export letters of credit. The increase is attributable primarily to increased export letter of credit volume and fee increases.

     Gain on sales of loans was $1.8 million for the three months ended June 30, 2007, compared to $1.3 million for the three months ended June 30, 2006, an increase of 34.4 percent. The increase in gain on sales of loans resulted primarily from increased sales volume in SBA loans, offset by an increase in the cost to originate such loans. During the three months ended June 30, 2007, $35.6 million of SBA loans were sold at an average gain of 4.9 percent, compared to SBA loan sales of $22.4 million at an average gain of 5.6 percent for the three months ended June 30, 2006. The lower gain on sales of loans in 2007 reflects a greater use of brokers to refer loan applications, which results in a higher cost to originate such loans, compared to originations through our branch network. The guaranteed portion of a substantial percentage of SBA loan production is sold in the secondary markets, and servicing rights are retained.
     Six Months Ended June 30, 2007 vs. 2006
     The following table sets forth the various components of non-interest income for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)

Service Charges on Deposit Accounts	$8,926	$8,414	$512	6.1%
Insurance Commissions	2,404	396	2,008	507.1%
Trade Finance Fees	2,467	2,187	280	12.8%
Remittance Fees	991	1,020	(29)	(2.8%)
Other Service Charges and Fees	1,190	1,148	42	3.7%
Bank-Owned Life Insurance Income	459	433	26	6.0%
Increase in Fair Value of Derivatives	314	334	(20)	(6.0%)
Other Income	766	626	140	22.4%
Gain on Sales of Loans	3,162	2,150	1,012	47.1%
Gain on Sales of Securities Available for Sale	—	5	(5)	(100.0%)

Total Non-Interest Income	$20,679	$16,713	$3,966	23.7%

     For the six months ended June 30, 2007, non-interest income was $20.7 million, an increase of 23.7 percent from $16.7 million for the six months ended June 30, 2006. The overall increase in non-interest income is primarily due to increases in insurance commissions and gain on sales of loans.
     Service charges on deposit accounts increased by $512,000, or 6.1 percent, from $8.4 million for the six months ended June 30, 2006 to $8.9 million for six months ended June 30, 2007. Service charge income on deposit accounts increased due to an increase in demand deposit transaction volume and fee increases.
     Insurance commissions increased by $2.0 million from $396,000 for the six months ended June 30, 2006 to $2.4 million for six months ended June 30, 2007. The increase was due to the acquisitions of Chun-Ha and All World in the first quarter of 2007.
     Fees generated from international trade finance increased by 12.8 percent from $2.2 million for the six months ended June 30, 2006 to $2.5 million for six months ended June 30, 2007. Trade finance fees relate primarily to import and export letters of credit. The increase is attributable primarily to increased export letter of credit volume and fee increases.
     Gain on sales of loans was $3.2 million for the six months ended June 30, 2007, compared to $2.2 million for the six months ended June 30, 2006, an increase of 47.1 percent. The increase in gain on sales of loans resulted primarily from increased sales volume in SBA loans, offset by an increase in the cost to originate such loans. During the six months ended June 30, 2007, $66.4 million of SBA loans were sold at an average gain of 4.7 percent, compared to SBA loan sales of $37.9 million at an average gain of 5.4 percent for the six months ended June 30, 2006. The lower gain on sales of loans in 2007 reflects a greater use of brokers to refer loan applications, which results in a higher cost to originate such loans, compared to originations through our branch network. The guaranteed portion of a substantial percentage of SBA loan production is sold in the secondary markets, and servicing rights are retained.

Non-Interest Expenses
     Three Months Ended June 30, 2007 vs. 2006
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)

Salaries and Employee Benefits	$10,782	$10,691	$91	0.9%
Occupancy and Equipment	2,571	2,434	137	5.6%
Data Processing	1,665	1,454	211	14.5%
Advertising and Promotion	889	811	78	9.6%
Supplies and Communications	704	576	128	22.2%
Professional Fees	647	492	155	31.5%
Amortization of Other Intangible Assets	592	605	(13)	(2.1%)
Decrease in Fair Value of Embedded Options	196	112	84	75.0%
Other Operating Expenses	3,444	2,622	822	31.4%

Total Non-Interest Expenses	$21,490	$19,797	$1,693	8.6%

     For the three months ended June 30, 2007 and 2006, non-interest expenses were $21.5 million and $19.8 million, respectively. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the three months ended June 30, 2007 was 43.61 percent, compared to 42.06 percent for the three months ended June 30, 2006. Of the 1.55 percent increase, 0.89 percent was attributable to the acquisitions of Chun-Ha and All World. The overall increase in non-interest expenses is primarily due to increases in data processing and other operating expenses.
     Salaries and employee benefits were $10.8 million for the three months ended June 30, 2007, representing an increase of $91,000, or 0.9 percent, compared to $10.7 million for the three months ended June 30, 2006. Salaries and employee benefits increased due to the acquisitions of Chun-Ha and All World and annual salary increases, partially offset by decreased accruals for incentive compensation and a larger percentage of payroll costs capitalized as direct loan origination costs due to higher loan volume in 2007.
     Other operating expenses for the three months ended June 30, 2007 increased $822,000, or 31.4 percent, to $3.4 million from $2.6 million for the three months ended June 30, 2006. The increase is primarily attributable to deposit operations losses and increases in the amortization and write-downs of loan servicing assets.
     Six Months Ended June 30, 2007 vs. 2006
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)

Salaries and Employee Benefits	$22,543	$19,852	$2,691	13.6%
Occupancy and Equipment	5,083	4,640	443	9.5%
Data Processing	3,228	2,883	345	12.0%
Advertising and Promotion	1,550	1,457	93	6.4%
Supplies and Communications	1,292	1,212	80	6.6%
Professional Fees	1,121	1,160	(39)	(3.4%)
Amortization of Other Intangible Assets	1,206	1,230	(24)	(2.0%)
Decrease in Fair Value of Embedded Options	196	214	(18)	(8.4%)
Other Operating Expenses	6,240	4,889	1,351	27.6%

Total Non-Interest Expenses	$42,459	$37,537	$4,922	13.1%

     For the six months ended June 30, 2007 and 2006, non-interest expenses were $42.5 million and $37.5 million, respectively. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the six months ended June 30, 2007 was 43.62 percent, compared to 40.82 percent for the six months ended June 30, 2006. Of the 2.80 percent increase, 0.87 percent was attributable to the acquisitions of Chun-Ha and All World. The overall increase in non-interest expenses is primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing and other operating expenses.
     Salaries and employee benefits were $22.5 million for the six months ended June 30, 2007, representing an increase of $2.7 million, or 13.6 percent, compared to $19.9 million for the six months ended June 30, 2006. Salaries and employee benefits increased due to the acquisitions of Chun-Ha and All World and annual salary increases, partially offset by larger percentage of payroll costs capitalized as direct loan origination costs due to higher loan volume.
     Occupancy and equipment expense was $5.1 million for the six months ended June 30, 2007, representing an increase of $443,000, or 9.5 percent, compared to $4.6 million for the six months ended June 30, 2006. The increase was due primarily to additional office space leased in 2006 and 2007.
     Other operating expenses for the six months ended June 30, 2007 increased $1.3 million, or 27.6 percent, to $6.2 million from $4.9 million for the six months ended June 30, 2006. The increase is primarily attributable to deposit operations losses and increases in the amortization and write-downs of loan servicing assets.
Provision for Income Taxes
     For the three months ended June 30, 2007, income taxes of $9.4 million were recognized on pre-tax income of $24.8 million, representing an effective tax rate of 38.1 percent, compared to income taxes of $10.4 million recognized on pre-tax income of $26.4 million, representing an effective tax rate of 39.5 percent, for the three months ended June 30, 2006. For the six months ended June 30, 2007, income taxes of $17.3 million were recognized on pre-tax income of $45.7 million, representing an effective tax rate of 37.9 percent, compared to income taxes of $19.8 million recognized on pre-tax income of $50.6 million, representing an effective tax rate of 39.2 percent, for the six months ended June 30, 2006. The periodic effective tax rates reflect a stable level of Enterprise Zone and low-income housing tax credits in periods in which there were fluctuations in taxable income.
FINANCIAL CONDITION
Summary of Changes in Balance Sheets — June 30, 2007 Compared to December 31, 2006
     As of June 30, 2007, total assets were $3.87 billion, an increase of $145.6 million, or 3.9 percent, from the December 31, 2006 balance of $3.73 billion. The increase in assets was primarily funded by FHLB advances and other borrowings, which increased $109.8 million, or 64.9 percent, from $169.0 million as of December 31, 2006 to $278.8 million as of June 30, 2007, and deposits, which increased $28.4 million, or 1.0 percent, from $2.94 billion as of December 31, 2006 to $2.97 billion as of June 30, 2007. As of June 30, 2007 and December 31, 2006, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.02 billion and $2.84 billion, respectively, an increase of $186.3 million, or 6.6 percent. Investment securities decreased $26.8 million, or 6.9 percent, to $364.7 million at June 30, 2007 from $391.6 million at December 31, 2006.
Investment Portfolio
     Securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities at June 30, 2007 or December 31, 2006. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.

     As of June 30, 2007, securities held to maturity totaled $954,000 and securities available for sale totaled $363.8 million, compared to $967,000 and $390.6 million, respectively, at December 31, 2006.

	June 30, 2007			December 31, 2006
			Unrealized			Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)

Held to Maturity:
Municipal Bonds	$693	$693	$—	$693	$693	$—
Mortgage-Backed Securities	261	262	1	274	276	2

Total Held to Maturity	$954	$955	$1	$967	$969	$2

Available for Sale:
U.S. Government Agency Securities	$119,842	$118,658	$(1,184)	$119,768	$118,244	$(1,524)
Mortgage-Backed Securities	107,890	104,788	(3,102)	123,614	121,608	(2,006)
Municipal Bonds	69,932	70,284	352	69,966	71,710	1,744
Collateralized Mortgage Obligations	58,980	57,399	(1,581)	67,605	66,113	(1,492)
Corporate Bonds	8,019	7,828	(191)	8,090	7,887	(203)
Other Securities	4,999	4,821	(178)	4,999	5,050	51

Total Available for Sale	$369,662	$363,778	$(5,884)	$394,042	$390,612	$(3,430)

     The amortized cost and estimated fair value of investment securities at June 30, 2007, by contractual maturity, are shown below. Although some mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2036, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year	$64,939	$64,434	$—	$—
Over One Year Through Five Years	70,333	69,252	—	—
Over Five Years Through Ten Years	8,326	8,350	693	693
Over Ten Years	59,194	59,555	—	—

	202,792	201,591	693	693

Mortgage-Backed Securities	107,890	104,788	261	262
Collateralized Mortgage Obligations	58,980	57,399	—	—

	166,870	162,187	261	262

	$369,662	$363,778	$954	$955

     Investment securities decreased $26.8 million, or 6.9 percent, to $364.7 million at June 30, 2007 from $391.6 million at December 31, 2006 as the portfolio experienced normal amortization.
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

     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)

Real Estate Loans:
Commercial Property	$759,540	$757,428	$2,112	0.3%
Construction	215,775	202,207	13,568	6.7%
Residential Property (1)	87,145	81,758	5,387	6.6%

Total Real Estate Loans	1,062,460	1,041,393	21,067	2.0%

Commercial and Industrial Loans:
Commercial Term Loans	1,371,618	1,202,612	169,006	14.1%
Commercial Lines of Credit	246,069	225,630	20,439	9.1%
SBA Loans (2)	147,154	171,631	(24,477)	(14.3%)
International Loans	133,256	126,561	6,695	5.3%

Total Commercial and Industrial Loans	1,898,097	1,726,434	171,663	9.9%

Consumer Loans	97,496	100,121	(2,625)	(2.6%)

Total Loans — Gross	3,058,053	2,867,948	190,105	6.6%
Deferred Loan Fees	(2,132)	(3,001)	869	(29.0%)
Allowance for Loan Losses	(32,190)	(27,557)	(4,633)	16.8%

Net Loans Receivable	$3,023,731	$2,837,390	$186,341	6.6%

(1)	Includes mortgage loans held for sale, at the lower of cost or market, of $630,000 at December 31, 2006.

(2)	Includes SBA loans held for sale, at the lower of cost or market, of $10.2 million and $23.2 million at June 30, 2007 and December 31, 2006, respectively.
     At June 30, 2007 and December 31, 2006, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.02 billion and $2.84 billion, respectively, an increase of $186.3 million, or 6.6 percent. Real estate loans, composed of commercial property, residential property and construction loans, increased $21.1 million, or 2.0 percent, to $1.06 billion at June 30, 2007 from $1.04 billion at December 31, 2006, representing 34.7 percent and 36.3 percent, respectively, of the total loan portfolio. Total commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and lines of credit, increased $171.7 million, or 9.9 percent, to $1.90 billion at June 30, 2007 from $1.73 billion at December 31, 2006, representing 62.1 percent and 60.2 percent, respectively, of the total loan portfolio. Consumer loans decreased $2.6 million, or 2.6 percent, to $97.5 million at June 30, 2007 from $100.1 million at December 31, 2006.
     As of June 30, 2007, there was $389.0 million of loans outstanding, or 12.7 percent of total gross loans outstanding, to borrowers who were involved in the accommodation/hospitality industry. There was no other concentration of loans to any one industry exceeding 10 percent of total gross loans.
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

     The table below shows the composition of non-performing assets as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percentage
		(Dollars in Thousands)
Non-Accrual Loans	$22,442	$14,213	$8,229	57.9%
Loans 90 Days or More Past Due and Still Accruing	179	2	177	8,850.0%

Total Non-Performing Loans	22,621	14,215	8,406	59.1%
Other Real Estate Owned	1,080	—	1,080	—

Total Non-Performing Assets	$23,701	$14,215	$9,486	66.7%

Troubled Debt Restructurings	$3,044	$3,310	$(266)	(8.0%)

     Non-performing loans were $22.6 million at June 30, 2007, compared to $14.2 million at December 31, 2006. The ratio of non-performing loans to total gross loans increased to 0.74 percent at June 30, 2007 from 0.50 percent at December 31, 2006. As of June 30, 2007, OREO was $1.1 million. As of December 31, 2006, we had no OREO. Non-performing loans include $5.2 million and $4.2 million of loans with credit enhancement in the form of SBA, state or other governmental guarantees at June 30, 2007 and December 31, 2006, respectively.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Provisions to the allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is calculated using a formula designed to provide adequate allowances for losses inherent in the portfolio. The allowance is determined by assigning loss ratios for all loans based on historical experience. All loans that are classified are then assigned certain allocations according to type with larger percentages applied to loans deemed to be of a higher risk. These percentages are determined based on the prior loss history by type of loan, adjusted for current economic factors.
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
     At June 30, 2007, we maintained an allowance for loan losses of $32.2 million and a liability for off-balance sheet exposure, primarily unfunded loan commitments, of $1.7 million. The allowance for loan losses represented 1.05 percent of gross loans at June 30, 2007, compared to 0.96 percent at December 31, 2006. As of June 30, 2007, the allowance for loan losses was 142.30 percent of non-performing loans, compared to 193.86 percent at December 31, 2006.

     We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the analysis described above, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of June 30, 2007 and December 31, 2006.

	As of and for the Three Months Ended
	June 30,	March 31,	June 30,
	2007	2007	2006
	(Dollars in Thousands)

Allowance for Loan Losses:
Balance at Beginning of Period	$31,527	$27,557	$26,703

Actual Charge-Offs	(2,662)	(2,619)	(1,053)
Recoveries on Loans Previously Charged Off	144	215	700

Net Loan Charge-Offs	(2,518)	(2,404)	(353)

Provision Charged to Operating Expenses	3,181	6,374	900

Balance at End of Period	$32,190	$31,527	$27,250

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$1,888	$2,130	$2,130
Provision Charged to Operating Expenses	(158)	(242)	—

Balance at End of Period	$1,730	$1,888	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.33%	0.34%	0.05%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.33%	0.33%	0.05%
Allowance for Loan Losses to Average Total Gross Loans	1.07%	1.09%	1.00%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.05%	1.08%	0.98%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	31.38%	30.92%	5.20%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	79.16%	37.72%	39.22%
Allowance for Loan Losses to Non-Performing Loans	142.30%	161.55%	224.54%
Balances:
Average Total Gross Loans Outstanding During Period	$3,017,012	$2,885,229	$2,733,112
Total Gross Loans Outstanding at End of Period	$3,058,053	$2,919,600	$2,791,885
Non-Performing Loans at End of Period	$22,621	$19,515	$12,136

(1)	Net loan charge-offs are annualized to calculate the ratios.

	As of and for the Six Months Ended
	June 30,	June 30,
	2007	2006
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$27,557	$24,963

Actual Charge-Offs	(5,281)	(2,380)
Recoveries on Loans Previously Charged Off	359	807

Net Loan Charge-Offs	(4,922)	(1,573)

Provision Charged to Operating Expenses	9,555	3,860

Balance at End of Period	$32,190	$27,250

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,130	$2,130
Provision Charged to Operating Expenses	(400)	—

Balance at End of Period	$1,730	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.34%	0.12%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.32%	0.11%
Allowance for Loan Losses to Average Total Gross Loans	1.09%	1.03%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.05%	0.98%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	30.83%	11.64%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	51.51%	40.75%
Allowance for Loan Losses to Non-Performing Loans	142.30%	224.54%
Balances:
Average Total Gross Loans Outstanding During Period	$2,951,485	$2,642,673
Total Gross Loans Outstanding at End of Period	$3,058,053	$2,791,885
Non-Performing Loans at End of Period	$22,621	$12,136

(1)	Net loan charge-offs are annualized to calculate the ratios.

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
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)
Deposits:
Demand — Noninterest-Bearing	$720,214	$728,348	$(8,134)	(1.1%)
Interest-Bearing:
Savings	97,019	99,254	(2,235)	(2.3%)
Money Market Checking and NOW Accounts	438,973	438,267	706	0.2%
Time Deposits of $100,000 or More	1,408,237	1,383,358	24,879	1.8%
Other Time Deposits	308,703	295,488	13,215	4.5%

Total Deposits	$2,973,146	$2,944,715	$28,431	1.0%

     Core deposit balances were relatively stable during the first half of 2007, while the certificate of deposit portfolio grew modestly during that period as we made greater use of lower cost short-term borrowings to fund loan portfolio growth. Demand deposits decreased $8.1 million, or 1.1 percent, to $720.2 million at June 30, 2007 from $728.3 million at December 31, 2006. Savings accounts decreased $2.2 million, or 2.3 percent, to $97.0 million at June 30, 2007 from $99.3 million at December 31, 2006. Time deposits of $100,000 or more increased $24.9 million, or 1.8 percent, to $1.41 billion at June 30, 2007 from $1.38 billion at December 31, 2006, and other time deposits increased $13.2 million, or 4.5 percent, to $308.7 million at June 30, 2007 from $295.5 million at December 31, 2006, also reflecting this trend.

FHLB Advances and Other Borrowings
     FHLB advances and other borrowings consist primarily of advances from the FHLB and overnight Federal funds. At June 30, 2007 and December 31, 2006, advances from the FHLB were $217.9 million and $168.1 million, respectively. At June 30, 2007, overnight Federal funds were $60.0 million. There were no overnight Federal funds at December 31, 2006.
     In 2006 and 2007, we made greater use of borrowings to fund loan growth, including $120.0 million of FHLB advances with maturities of 18 to 24 months obtained in mid-2006 to match-fund fixed-rate loans with contractual maturities of five to seven years. Total average borrowings increased $56.3 million, or 33.9 percent, to $222.3 million for the three months ended June 30, 2007, compared to $166.1 million for the same period in 2006. The average interest rate paid increased 44 basis points from 4.83 percent for the three months ended June 30, 2006 to 5.27 percent for the three months ended June 30, 2007, reflecting the 34 basis point increase in the Federal funds rate for this period, as well as the relatively flat yield curve that existed in 2006 and the first half of 2007.
     Among the FHLB advances and other borrowings at June 30, 2007, short-term borrowings with remaining maturities of less than one year were $170.9 million, and the weighted-average interest rate thereon was 5.22 percent.
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

     The following table shows the status of our gap position as of June 30, 2007:

		After Three	After One
	Within	Months	Year But		Non-
	Three	But Within	Within Five	After Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$98,020	$98,020
Federal Funds Sold	23,800	—	—	—	—	23,800
Securities:
Fixed Rate	15,866	62,861	144,209	105,279	—	328,215
Floating Rate	10,453	1,359	19,884	4,821	—	36,517
Loans:
Fixed Rate	50,343	64,127	473,779	437,768	—	1,026,017
Floating Rate	1,794,404	54,357	157,201	3,632	—	2,009,594
Non-Accrual	—	—	—	—	22,442	22,442
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(34,322)	(34,322)
FRB and FHLB Stock	—	—	—	25,352	—	25,352
Other Assets	—	23,997	—	6,457	304,808	335,262

Total Assets	$1,894,866	$206,701	$795,073	$583,309	$390,948	$3,870,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$43,985	$145,426	$349,021	$181,782	$—	$720,214
Savings	10,956	33,994	42,187	9,882	—	97,019
Money Market Checking and NOW Accounts	65,547	125,595	142,347	105,484	—	438,973
Time Deposits:
Fixed Rate	986,078	720,995	9,698	115	—	1,716,886
Floating Rate	54	—	—	—	—	54
FHLB Advances and Other Borrowings	140,895	30,000	103,169	4,720	—	278,784
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	50,527	50,527
Shareholders’ Equity	—	—	—	—	486,034	486,034

Total Liabilities and Shareholders’ Equity	$1,329,921	$1,056,010	$646,422	$301,983	$536,561	$3,870,897

Repricing Gap	$564,945	$(849,309)	$148,651	$281,326	$(145,613)
Cumulative Repricing Gap	$564,945	$(284,364)	$(135,713)	$145,613	$—
Cumulative Repricing Gap as a Percentage of Total Assets	14.59%	(7.35%)	(3.51%)	3.76%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	16.38%	(8.24%)	(3.93%)	4.22%	—
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
     As of June 30, 2007, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 16.38 percent. This decrease from the previous quarter’s figure of 26.15 percent was caused primarily by a $173.5 million increase in the fixed-rate loan portfolio, funded primarily by increases of $148.3 million and $130.8 million in fixed rate time deposits and FHLB advances and other borrowings, respectively, with maturities of three months or less. The cumulative repricing percentage in the less than twelve month period also moved lower, reaching (8.24) percent. This was a decrease from the previous quarter’s figure of (4.19) percent. The decrease was caused by an increase of $125.8 million in FHLB advances and other borrowings maturing within one year. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was 1.74 percent liability-sensitive, compared to 1.93 percent asset-sensitive as of March 31, 2007. The floating gap position in the less than twelve months period was 5.49 percent liability-sensitive, compared to 2.75 percent liability-sensitive as of March 31, 2007.

     The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less than Three Months		Less Than Twelve Months
	June 30,	March 31,	June 30,	March 31,
	2007	2007	2007	2007
	(Dollars in Thousands)

Cumulative Repricing Gap	$564,945	$879,038	$(284,364)	$(140,904)
Percentage of Total Assets	14.59%	23.27%	(7.35%)	(3.73%)
Percentage of Interest-Earning Assets	16.38%	26.15%	(8.24%)	(4.19%)
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
(Dollars in Thousands)
200%	9.09%	(13.86%)	$14,938	$(65,816)
100%	4.54%	(7.23%)	$7,453	$(34,321)
(100%)	(4.54%)	7.75%	$(7,465)	$36,783
(200%)	(9.14%)	15.97%	$(15,009)	$75,863
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

	June 30,	December 31,
Liquidity Ratios	2007	2006
Core Deposits/Total Assets	29.09%	30.10%
Short-Term Non-Core Funding/Total Assets	48.57%	46.01%
Net Loans/Total Assets	78.32%	76.60%
Investments/Deposits	14.10%	15.93%
Loans and Investments/Deposits	115.67%	112.52%
Off-Balance Sheet Items/Total Assets	16.67%	19.04%
     The net loans to total assets ratio increased to 78.32 percent as of June 30, 2007 compared to 76.60 percent at December 31, 2006. The ratio of loans and investments to deposits increased to 115.67 percent as the Bank made use of short-term borrowings to fund a portion of loan portfolio growth. Off-balance sheet items as a percentage of total assets decreased at June 30, 2007 to 16.67 percent, compared to 19.04 percent at December 31, 2006. The total amount of off-balance sheet items decreased to $644.0 million at June 30, 2007 from $708.8 million at December 31, 2006. The decrease was primarily due to a $51.3 million decrease in commitments to extend credit. The ratio of short-term non-core funding to total assets was 48.57 percent at June 30, 2007, compared to 46.01 percent at December 31, 2006, and the ratio of core deposits to total assets decreased to 29.09 percent at June 30, 2007, compared to 30.10 percent at March 31, 2007. Overall, the level of liquidity associated with assets and liabilities carried on the Bank’s balance sheet declined slightly, while the decrease in off-balance sheet exposure offset this decline.
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total shareholders’ equity was $486.0 million at June 30, 2007, which represented a decrease of $1.1 million, or 0.2 percent, over total shareholders’ equity of $487.1 million at December 31, 2006.
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
     At June 30, 2007, Hanmi Financial’s Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $350.6 million. This represented a decrease of $4.6 million, or 1.3 percent, over Tier 1 capital of $355.2 million at December 31, 2006. At June 30, 2007, Hanmi Financial had a ratio of total capital to total risk-weighted assets of 11.59 percent and a ratio of Tier 1 capital to total risk-weighted assets of 10.57 percent. The Tier 1 leverage ratio was 9.74 percent at June 30, 2007.

     The capital ratios of Hanmi Financial and Hanmi Bank were as follows at June 30, 2007:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial Corporation	$384,525	11.59%	$265,478	8.00%	N/A	N/A
Hanmi Bank	$379,557	11.45%	$265,304	8.00%	$331,630	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial Corporation	$350,606	10.57%	$132,739	4.00%	N/A	N/A
Hanmi Bank	$345,638	10.42%	$132,652	4.00%	$198,978	6.00%
Tier 1 Capital (to Average Total Assets):
Hanmi Financial Corporation	$350,606	9.74%	$144,009	4.00%	N/A	N/A
Hanmi Bank	$345,638	9.61%	$143,862	4.00%	$179,827	5.00%
Dividends
     On June 21, 2007, we declared a quarterly cash dividend of $0.06 per common share for the second quarter of 2007. The dividend was paid on July 13, 2007. Future dividend payments are subject to future earnings, legal and regulatory requirements, and the discretion of the Board of Directors.
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 7 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business — Small Business Administration Guaranteed Loans” and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2006.
CONTRACTUAL OBLIGATIONS
     There were no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2006.
RECENTLY ISSUED ACCOUNTING STANDARDS
     SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This Statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. We are required to and plan to adopt the provisions of SFAS No. 159 beginning in the first quarter of 2008. We are currently assessing the impact that the adoption of SFAS No. 159 will have on our financial condition and results of operations.
     SFAS No. 157 — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial condition and results of operations.

     SFAS No. 156 — In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. We adopted SFAS No. 156 beginning January 1, 2007. SFAS No. 156 has not had a material impact on our financial condition or results of operations.
     SFAS No. 155 — In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS No. 140” (“SFAS No. 155”). This Statement:
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
ITEM 4. CONTROLS AND PROCEDURES
     As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2007.
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
     No change in our internal controls over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
Repurchases from April 1, 2007 to April 30, 2007	—	—	—	$41,943,000

Repurchases from May 1, 2007 to May 31, 2007	751,200	$17.12	751,200	$29,054,000

Repurchases from June 1, 2007 to June 30, 2007	172,600	$17.28	172,600	$26,066,000

Total	923,800	$17.15	923,800	$26,066,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders (the “Annual Meeting”) was held on Wednesday, May 23, 2007. At the Annual Meeting, stockholders considered the following proposals:
1.	Election of Directors — To elect three nominees to serve as directors of Hanmi Financial, each for a term of three years until respective successors shall be elected and qualified;

2.	2007 Equity Compensation Plan — To approve the Hanmi Financial Corporation 2007 Equity Compensation Plan; and

3.	Appointment of Independent Registered Public Accounting Firm — To ratify the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007.

     Proposal 1 — Election of Directors
     The number of votes cast at the meeting as to each Director was as follows:

	Votes	Votes
Class II Director Nominees	For	Withheld	Unvoted
Ki Tae Hong	42,611,391	351,167	5,862,979
Sung Won Sohn, Ph.D.	42,260,852	701,706	5,862,979
Won R. Yoon, M.D.	42,151,789	810,769	5,862,979
     The other directors, whose terms of office as a director continued after the meeting, were:
          Class III Directors — Terms Expire in 2008:
Richard B. C. Lee
Mark K. Mason
Chang Kyu Park, Pharm.D.
          Class I Directors — Terms Expire in 2009:
I Joon Ahn
Joon Hyung Lee
Joseph K. Rho
     Proposal 2 — 2007 Equity Compensation Plan

Votes	Votes	Votes	Broker
For	Against	Withheld	Non-Votes
18,164,028	11,358,717	140,007	13,299,806

Proposal 3 — Appointment of Independent Registered Public Accounting Firm

Votes	Votes	Votes
For	Against	Withheld
42,799,932	100,576	62,050
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Document
10.1 *	Hanmi Financial Corporation 2007 Equity Compensation Plan
10.2 **	Put Option Agreement between Hanmi Financial Corporation and William J. Ruh dated April 17, 2007
10.3 **	Put Option Agreement between Hanmi Financial Corporation and John M. Eggemeyer dated April 17, 2007
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed on June 26, 2007.

**	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: August 9, 2007	By:	/s/ Sung Won Sohn, Ph.D.
Sung Won Sohn, Ph.D.
President and Chief Executive Officer

	By:	/s/ Michael J. Winiarski
Michael J. Winiarski
Senior Vice President and Chief Financial Officer