Form 10-Q
period 2007-09-30
HANMI FINANCIAL CORP
filed 2007-11-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 1, 2007, there were 46,984,341 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Dollars in Thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and Due From Banks	$103,789	$97,501
Federal Funds Sold	—	41,000

Cash and Cash Equivalents	103,789	138,501
Term Federal Funds Sold	—	5,000
Securities Held to Maturity, at Amortized Cost (Fair Value: 2007 — $947; 2006 — $969)	945	967
Securities Available for Sale, at Fair Value	356,671	390,612
Loans Receivable, Net of Allowance for Loan Losses of $34,503 and $27,557 at September 30, 2007 and December 31, 2006, Respectively	3,177,848	2,813,520
Loans Held for Sale, at the Lower of Cost or Fair Value	7,520	23,870
Customers’ Liability on Acceptances	5,357	8,403
Premises and Equipment, Net	20,597	20,075
Accrued Interest Receivable	17,619	16,919
Other Real Estate Owned	287	—
Deferred Income Taxes	13,480	13,064
Servicing Asset	4,328	4,579
Goodwill	209,991	207,646
Other Intangible Assets	7,457	6,312
Federal Reserve Bank Stock	11,733	11,733
Federal Home Loan Bank Stock	13,792	13,189
Bank-Owned Life Insurance	24,285	23,592
Other Assets	35,916	27,261

TOTAL ASSETS	$4,011,615	$3,725,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$690,513	$728,347
Interest-Bearing:
Savings	94,150	99,255
Money Market Checking and NOW Accounts	476,257	438,267
Time Deposits of $100,000 or More	1,474,764	1,383,358
Other Time Deposits	311,873	295,488

Total Deposits	3,047,557	2,944,715

Accrued Interest Payable	20,449	22,582
Acceptances Outstanding	5,357	8,403
FHLB Advances and Other Borrowings	361,344	169,037
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	11,593	10,983

Total Liabilities	3,528,706	3,238,126

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,474,441 Shares (46,986,341 Shares Outstanding) and 50,239,613 Shares (49,076,613 Shares Outstanding) at September 30, 2007 and December 31, 2006, Respectively	50	50
Additional Paid-In Capital	347,076	344,810
Accumulated Other Comprehensive Loss — Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of ($629) and ($1,450) at September 30, 2007 and December 31, 2006, Respectively	(1,458)	(3,200)
Retained Earnings	196,208	165,498

	541,876	507,158

Less Treasury Stock, at Cost; 3,488,100 and 1,163,000 Shares at September 30, 2007 and December 31, 2006, Respectively	(58,967)	(20,041)

Total Shareholders’ Equity	482,909	487,117

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,011,615	$3,725,243

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

INTEREST INCOME:
Interest and Fees on Loans	$66,714	$63,392	$194,487	$175,409
Interest on Investments	4,422	4,836	13,558	14,948
Interest on Federal Funds Sold	61	436	963	748
Interest on Term Federal Funds Sold	—	—	5	—

Total Interest Income	71,197	68,664	209,013	191,105

INTEREST EXPENSE:
Interest on Deposits	27,882	25,178	80,654	66,690
Interest on FHLB Advances and Other Borrowings	3,785	2,084	8,875	4,699
Interest on Junior Subordinated Debentures	1,675	1,672	4,974	4,734

Total Interest Expense	33,342	28,934	94,503	76,123

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	37,855	39,730	114,510	114,982
Provision for Credit Losses	8,464	1,682	17,619	5,542

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	29,391	38,048	96,891	109,440

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,463	4,249	13,389	12,663
Insurance Commissions	1,131	250	3,535	646
Trade Finance Fees	1,082	1,227	3,549	3,414
Remittance Fees	512	517	1,503	1,537
Other Service Charges and Fees	691	591	1,881	1,739
Bank-Owned Life Insurance Income	234	221	693	654
Increase in Fair Value of Derivatives	207	389	521	723
Other Income	457	328	1,223	911
Gain on Sales of Loans	523	1,400	3,685	3,550
Gain on Sales of Other Real Estate Owned	226	—	226	48

Total Non-Interest Income	9,526	9,172	30,205	25,885

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	11,418	10,357	33,961	30,209
Occupancy and Equipment	2,657	2,482	7,740	7,122
Data Processing	1,540	1,431	4,768	4,314
Advertising and Promotion	943	665	2,493	2,122
Supplies and Communication	704	636	1,996	1,848
Professional Fees	565	390	1,686	1,550
Amortization of Other Intangible Assets	570	585	1,776	1,815
Decrease in Fair Value of Embedded Options	37	78	233	292
Other Operating Expenses	2,815	3,237	9,055	8,126

Total Non-Interest Expenses	21,249	19,861	63,708	57,398

INCOME BEFORE PROVISION FOR INCOME TAXES	17,668	27,359	63,388	77,927
Provision for Income Taxes	6,580	9,762	23,922	29,588

NET INCOME	$11,088	$17,597	$39,466	$48,339

EARNINGS PER SHARE:
Basic	$0.23	$0.36	$0.82	$0.99
Diluted	$0.23	$0.36	$0.81	$0.98

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	47,355,143	48,890,662	48,232,464	48,809,921
Diluted	47,536,078	49,450,601	48,569,863	49,395,152

DIVIDENDS DECLARED PER SHARE	$0.06	$0.06	$0.18	$0.18
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands)

	Common Stock — Number of Shares			Shareholders’ Equity
							Accumulated
					Additional		Other		Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Retained	Stock,	Shareholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Loss	Earnings	at Cost	Equity

BALANCE — DECEMBER 31, 2005	49,821,798	(1,163,000)	48,658,798	$50	$339,991	$(1,150)	$(4,383)	$112,310	$(20,041)	$426,777

Cumulative Adjustments:
Tax Credit Funds	—	—	—	—	—	—	—	(656)	—	(656)
Share-Based Compensation	—	—	—	—	(916)	1,150	—	—	—	234
Exercises of Stock Options and Stock Warrants	332,348	—	332,348	—	2,795	—	—	—	—	2,795
Share-Based Compensation Expense	—	—	—	—	998	—	—	—	—	998
Tax Benefit from Exercises of Stock Options	—	—	—	—	329	—	—	—	—	329
Cash Dividends	—	—	—	—	—	—	—	(8,864)	—	(8,864)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	48,339	—	48,339
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	753	—	—	753

Total Comprehensive Income										49,092

BALANCE — SEPTEMBER 30, 2006	50,154,146	(1,163,000)	48,991,146	$50	$343,197	$—	$(3,630)	$151,129	$(20,041)	$470,705

BALANCE — DECEMBER 31, 2006	50,239,613	(1,163,000)	49,076,613	$50	$344,810	$—	$(3,200)	$165,498	$(20,041)	$487,117

Shares Issued for Business Acquisitions	102,181	—	102,181	—	2,198	—	—	—	—	2,198
Exercises of Stock Options and Stock Warrants	132,647	—	132,647	—	1,164	—	—	—	—	1,164
Share-Based Compensation Expense	—	—	—	—	1,283	—	—	—	—	1,283
Tax Benefit from Exercises of Stock Options	—	—	—	—	173	—	—	—	—	173
Cash Dividends	—	—	—	—	—	—	—	(8,756)	—	(8,756)
Repurchase of Common Stock	—	(2,325,100)	(2,325,100)	—	—	—	—	—	(38,926)	(38,926)
Repurchase of Stock Warrants	—	—	—	—	(2,552)	—	—	—	—	(2,552)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	39,466	—	39,466
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	1,742	—	—	1,742

Total Comprehensive Income										41,208

BALANCE — SEPTEMBER 30, 2007	50,474,441	(3,488,100)	46,986,341	$50	$347,076	$—	$(1,458)	$196,208	$(58,967)	$482,909

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$39,466	$48,339
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,186	2,203
Amortization of Premiums and Accretion of Discounts on Investments, Net	150	221
Amortization of Other Intangible Assets	1,776	1,815
Share-Based Compensation Expense	1,283	998
Provision for Credit Losses	17,619	5,542
Federal Home Loan Bank Stock Dividend	(526)	(460)
Gain on Sales of Securities Available for Sale	—	(2)
Increase in Fair Value of Derivatives	(521)	(723)
Decrease in Fair Value of Embedded Options	233	292
Gain on Sales of Loans	(3,685)	(3,550)
Gain on Sales of Other Real Estate Owned	(226)	(48)
Loss on Sales of Premises and Equipment	11	22
Excess Tax Benefit from Exercises of Stock Options	(173)	(329)
Deferred Tax Benefit	(2,400)	(1,964)
Origination of Loans Held for Sale	(76,488)	(88,047)
Proceeds from Sales of Loans Held for Sale	96,523	85,327
Increase in Accrued Interest Receivable	(700)	(2,070)
Decrease (Increase) in Servicing Asset	251	(356)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(693)	(655)
Increase in Other Assets	(9,718)	(12,195)
(Decrease) Increase in Accrued Interest Payable	(2,133)	7,280
Increase in Other Liabilities	199	111
Other, Net	2,697	3,159

Net Cash Provided By Operating Activities	65,131	44,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Reserve Bank Stock	—	590
Proceeds from Matured Term Federal Funds Sold	5,000	—
Proceeds from Matured or Called Securities Available for Sale	45,762	46,005
Proceeds from Sales of Securities Available for Sale	—	5,005
Proceeds from Sales of Other Real Estate Owned	1,306	—
Net Increase in Loans Receivable	(382,280)	(352,062)
Purchases of Federal Home Loan Bank Stock	(77)	(311)
Purchases of Securities Available for Sale	(11,158)	(6,273)
Purchases of Premises and Equipment	(2,701)	(1,763)
Business Acquisitions, Net of Cash Acquired	(4,121)	—

Net Cash Used In Investing Activities	(348,269)	(308,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	102,842	147,667
Proceeds from Exercises of Stock Options and Stock Warrants	1,164	2,795
Tax Benefit from Exercises of Stock Options	173	329
Stock Issued for Business Acquisitions	2,198	—
Cash Paid to Acquire Treasury Stock	(38,926)	—
Cash Paid to Acquire Stock Warrants	(2,552)	—
Cash Dividends Paid	(8,756)	(8,864)
Proceeds from Long-Term FHLB Advances and Other Borrowings	—	120,000
Repayment of Long-Term FHLB Advances and Other Borrowings	(330)	(313)
Net Change in Short-Term FHLB Advances and Other Borrowings	192,613	3,417

Net Cash Provided By Financing Activities	248,426	265,031

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,712)	1,132
Cash and Cash Equivalents — Beginning of Period	138,501	163,477

CASH AND CASH EQUIVALENTS — END OF PERIOD	$103,789	$164,609

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$96,636	$83,403
Income Taxes Paid	$33,784	$30,708
Transfers of Loans Receivable to Other Real Estate Owned	$1,367	$545
See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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
     Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank. The Bank is a community bank conducting general business banking with its primary market encompassing the multi-ethnic populations of Los Angeles, Orange, San Bernardino, San Diego, San Francisco and Santa Clara counties of the State of California. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. As of September 30, 2007, the Bank maintained a branch network of 24 locations, serving individuals and small- to medium-sized businesses in its primary market. The Bank also had eight loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington. Chun-Ha and All World are headquartered in Garden Grove, California and have offices in Los Angeles.
     In the opinion of management, the consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2007, but are not necessarily indicative of the results that will be reported for the entire year. In the opinion of management, the aforementioned consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The interim information should be read in conjunction with our 2006 Annual Report on Form 10-K.
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
     Under the 2007 Equity Compensation Plan, we may grant options for up to 3,000,000 shares of common stock. As of September 30, 2007, 3,000,000 shares were still available for issuance.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (Continued)
     Share-Based Compensation Expense
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)

Share-Based Compensation Expense	$416	$424	$1,283	$998
Related Tax Benefits	$175	$178	$540	$420
     Unrecognized Share-Based Compensation Expense
     At September 30, 2007, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average
	Share-Based	Expected
	Compensation	Recognition
	Expense	Period
	(Dollars in Thousands)
Stock Option Awards:
2007 Equity Compensation Plan	$4,323	3.1 years
2004 CEO Stock Option Plan	889	3.3 years
Restricted Stock Awards	514	1.4 years

Total Unrecognized Share-Based Compensation Expense	$5,726	3.0 years

     Share-Based Payment Award Activity — 2007 Equity Compensation Plan
     The table below provides stock option information related to the 2007 Equity Compensation Plan for the three months ended September 30, 2007:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)

Options Outstanding at Beginning of Period	1,497,478	$15.44	7.5 years	$4,094 (1)

Options Granted	72,000	$16.06	9.9 years
Options Exercised	(37,512)	$12.19	4.7 years
Options Expired	(14,000)	$17.03	8.0 years
Options Forfeited	(33,200)	$17.76	8.2 years

Options Outstanding at End of Period	1,484,766	$15.49	7.4 years	$2,937 (2)

Options Exercisable at End of Period	560,434	$11.42	5.6 years	$2,627 (2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $17.06 as of June 29, 2007, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $15.49 as of September 28, 2007, over the exercise price, multiplied by the number of options.
     The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $153,000 and $859,000, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (Continued)
     The table below provides stock option information related to the 2007 Equity Compensation Plan for the nine months ended September 30, 2007:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)

Options Outstanding at Beginning of Period	1,755,813	$15.31	8.0 years	$12,678 (1)
Options Granted	102,667	$16.64	9.1 years
Options Exercised	(130,647)	$8.76	4.4 years
Options Expired	(14,000)	$17.03	8.0 years
Options Forfeited	(229,067)	$18.38	8.3 years

Options Outstanding at End of Period	1,484,766	$15.49	7.4 years	$2,937 (2)

Options Exercisable at End of Period	560,434	$11.42	5.6 years	$2,627 (2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.53 as of December 29, 2006, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $15.49 as of September 28, 2007, over the exercise price, multiplied by the number of options.
     The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1.2 million and $2.3 million, respectively.
     Share-Based Payment Award Activity — 2004 CEO Stock Option Plan
     The table below provides stock option information related to the 2004 CEO Stock Option Plan for the three months ended September 30, 2007:

				Aggregate
				Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)

Options Outstanding at Beginning of Period	350,000	$17.17	7.4 years	$— (1)

Options Outstanding at End of Period	350,000	$17.17	7.3 years	$— (2)

Options Exercisable at End of Period	116,666	$17.17	7.3 years	$— (2)

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $17.06 as of June 29, 2007, over the exercise price, multiplied by the number of options.

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $15.49 as of September 28, 2007, over the exercise price, multiplied by the number of options.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)
NOTE 2 — SHARE-BASED COMPENSATION (Continued)
     The table below provides stock option information related to the 2004 CEO Stock Option Plan for the nine months ended September 30, 2007:

				Aggregate
				Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)

Options Outstanding at Beginning of Period	350,000	$17.17	7.9 years	$1,878 (1)

Options Outstanding at End of Period	350,000	$17.17	7.3 years	$— (2)

Options Exercisable at End of Period	116,666	$17.17	7.3 years	$— (2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $22.53 as of December 29, 2006, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $15.49 as of September 28, 2007, over the exercise price, multiplied by the number of options.
     Share-Based Payment Award Activity — Restricted Stock Awards
     The table below provides information related to restricted stock awards for the three and nine months ended September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share

Non-Vested at Beginning of Period	40,000	$18.15	60,000	$18.15

Vested	—	$18.15	(20,000)	$18.15

Non-Vested at End of Period	40,000	$18.15	40,000	$18.15

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)
NOTE 3 — EARNINGS PER SHARE (Continued)
     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

	2007			2006
		Weighted-			Weighted-
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
		(Dollars in Thousands, Except Per Share Data)

Three Months Ended September 30:
Basic EPS — Income Available to Common Shareholders	$11,088	47,355,143	$0.23	$17,597	48,890,662	$0.36
Effect of Dilutive Securities — Options and Warrants	—	180,935	—	—	559,939	—

Diluted EPS — Income Available to Common Shareholders	$11,088	47,536,078	$0.23	$17,597	49,450,601	$0.36

Nine Months Ended September 30:
Basic EPS — Income Available to Common Shareholders	$39,466	48,232,464	$0.82	$48,339	48,809,921	$0.99
Effect of Dilutive Securities — Options and Warrants	—	337,399	(0.01)	—	585,231	(0.01)

Diluted EPS — Income Available to Common Shareholders	$39,466	48,569,863	$0.81	$48,339	49,395,152	$0.98

     For the three months ended September 30, 2007 and 2006, there were 1,275,354 and 1,103,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2007 and 2006, there were 1,275,354 and 1,103,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
NOTE 4 — INCOME TAXES
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). This Statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN No. 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
     We adopted the provisions of FIN No. 48 effective as of January 1, 2007 and there was no significant impact on our financial condition or results of operations.
     At September 30, 2007 and December 31, 2006, net current taxes receivable of $3.3 million and net current taxes payable of $1.0 million, respectively, were included in Other Assets and Other Liabilities in the Consolidated Statements of Financial Condition.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)
NOTE 5 — SHAREHOLDERS’ EQUITY (Continued)
     During the three months ended September 30, 2007 and 2006, 2,000 and 0 shares of common stock, respectively, were issued in connection with the exercise of stock warrants. During the nine months ended September 30, 2007 and 2006, 2,000 and 115,392 shares of common stock, respectively, were issued in connection with the exercise of stock warrants.
     On June 1, 2007, we repurchased 324,502 stock warrants at an aggregate cash purchase price of $2.6 million and such stock warrants were then canceled.
     As of September 30, 2007, there were outstanding stock warrants to purchase 2,000 shares of our common stock.
     Repurchase of Common Stock
     In April 2006, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock as part of our ongoing capital management program. During the three months ended September 30, 2007, 1,004,100 shares of our common stock were repurchased on the open market for an aggregate purchase price of $15.0 million. During the nine months ended September 30, 2007, 2,325,100 shares of our common stock were repurchased on the open market for an aggregate purchase price of $38.9 million. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under our stock option plans.
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
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30,	December 31,
	2007	2006
	(In Thousands)

Commitments to Extend Credit	$551,009	$578,347
Commercial Letters of Credit	50,583	65,158
Standby Letters of Credit	46,559	48,289
Unused Credit Card Lines	19,427	17,031

Total Undisbursed Loan Commitments	$667,578	$708,825

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Continued)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2007. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement, including risks and uncertainties relating to changes in interest rates, credit quality, governmental regulation, ability to integrate acquisitions we may make, natural disasters, increased competition in our market areas and changes in economic conditions in California, nationally and internationally. For a discussion of some of the factors that might cause such a difference, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and "— Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2006. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
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

	As of and for the
	Three Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,135,531	$2,828,972
Average Investment Securities	$360,626	$401,039
Average Interest-Earning Assets	$3,526,493	$3,287,581
Average Total Assets	$3,915,517	$3,675,091
Average Deposits	$3,016,118	$2,927,956
Average Borrowings	$367,605	$241,404
Average Interest-Bearing Liabilities	$2,683,930	$2,427,883
Average Shareholders’ Equity	$487,006	$463,011
Average Tangible Equity (2)	$269,255	$248,147

PER SHARE DATA:
Earnings Per Share — Basic	$0.23	$0.36
Earnings Per Share — Diluted	$0.23	$0.36
Common Shares Outstanding at End of Period	46,986,341	48,991,146
Book Value Per Share (3)	$10.28	$9.61
Tangible Book Value Per Share (4)	$5.65	$5.23
Cash Dividends Per Share	$0.06	$0.06

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	1.12%	1.90%
Return on Average Shareholders’ Equity (5) (7)	9.03%	15.08%
Return on Average Tangible Equity (5) (8)	16.34%	28.13%
Net Interest Spread (9)	3.08%	3.56%
Net Interest Margin (10)	4.26%	4.79%
Efficiency Ratio (11)	44.85%	40.61%
Dividend Payout Ratio (12)	25.43%	16.70%
Average Shareholders’ Equity to Average Total Assets	12.44%	12.60%

SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial Corporation	10.86%	12.02%
Hanmi Bank	10.74%	12.00%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial Corporation	9.83%	11.03%
Hanmi Bank	9.70%	11.01%
Tier 1 Leverage Ratio:
Hanmi Financial Corporation	9.32%	9.78%
Hanmi Bank	9.20%	9.76%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	1.39%	0.47%
Non-Performing Assets to Total Assets (15)	1.12%	0.36%
Net Loan Charge-Offs to Average Total Gross Loans (16)	0.77%	0.09%
Allowance for Loan Losses to Total Gross Loans	1.07%	0.99%
Allowance for Loan Losses to Non-Performing Loans	77.19%	209.82%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total shareholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net income.

(6)	Net income divided by average total assets.

(7)	Net income divided by average shareholders’ equity.

(8)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(10)	Net interest income before provision for credit losses divided by average interest-earning assets.

(11)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(12)	Cash dividends per share times common shares outstanding divided by net income.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

	As of and for the
	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,011,946	$2,702,902
Average Investment Securities	$374,209	$421,195
Average Interest-Earning Assets	$3,435,932	$3,169,215
Average Total Assets	$3,825,784	$3,557,227
Average Deposits	$2,976,676	$2,857,260
Average Borrowings	$308,406	$209,770
Average Interest-Bearing Liabilities	$2,575,061	$2,329,135
Average Shareholders’ Equity	$494,731	$450,069
Average Tangible Equity (2)	$276,627	$233,671

PER SHARE DATA:
Earnings Per Share — Basic	$0.82	$0.99
Earnings Per Share — Diluted	$0.81	$0.98
Cash Dividends Per Share	$0.18	$0.18

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	1.38%	1.82%
Return on Average Shareholders’ Equity (3) (5)	10.67%	14.36%
Return on Average Tangible Equity (3) (6)	19.07%	27.66%
Net Interest Spread (7)	3.22%	3.69%
Net Interest Margin (8)	4.46%	4.85%
Efficiency Ratio (9)	44.02%	40.75%
Dividend Payout Ratio (10)	21.43%	18.24%
Average Shareholders’ Equity to Average Total Assets	12.93%	12.65%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average shareholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Calculation based upon annualized net income.

(4)	Net income divided by average total assets.

(5)	Net income divided by average shareholders’ equity.

(6)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets.

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Cash dividends per share times common shares outstanding divided by net income.

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)

Average Shareholders’ Equity	$487,006	$463,011	$494,731	$450,069
Less Average Goodwill and Average Other Intangible Assets	(217,751)	(214,864)	(218,104)	(216,398)

Average Tangible Equity	$269,255	$248,147	$276,627	$233,671

Return on Average Shareholders’ Equity	9.03%	15.08%	10.67%	14.36%
Effect of Average Goodwill and Average Other Intangible Assets	7.31%	13.05%	8.40%	13.30%

Return on Average Tangible Equity	16.34%	28.13%	19.07%	27.66%

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure as of the dates indicated:

	September 30,
	2007	2006
	(Dollars in Thousands; Except
	Per Share Data)

Total Shareholders’ Equity	$482,909	$470,705
Less Goodwill and Other Intangible Assets	(217,448)	(214,522)

Tangible Equity	$265,461	$256,183

Book Value Per Share	$10.28	$9.61
Effect of Goodwill and Other Intangible Assets	(4.63)	(4.38)

Tangible Book Value Per Share	$5.65	$5.23

RESULTS OF OPERATIONS
Overview
      Three Months Ended September 30, 2007 vs. 2006
     For the three months ended September 30, 2007, net income was $11.1 million, or $0.23 per diluted share, compared to $17.6 million, or $0.36 per diluted share, for the three months ended September 30, 2006. The 37.0 percent decrease in net income for 2007 as compared to 2006 was attributable to increases in the provision for credit losses and non-interest expenses and a decrease in net interest income, partially offset by an increase in non-interest income.
     Effective January 2, 2007, we completed the acquisitions of Chun-Ha Insurance Services, Inc. and All World Insurance Services, Inc. (collectively, “Chun-Ha”). The acquisitions were accounted for as purchases, so the operating results of Chun-Ha are included from the acquisition date.
     Net interest income decreased because of a decline in the net interest margin due to a more competitive loan pricing environment and a higher cost of funds, reflecting trends in the second half of 2006, when customers placed their funds in certificates of deposit instead of core deposits, and certificates of deposit continued to reprice. The composition of the deposits portfolio and interest rates paid on deposits have remained relatively stable in 2007. However, compared to the third quarter of 2006, the deposits portfolio in the third quarter of 2007 included a larger percentage of time deposits, bearing interest at higher rates. Therefore, the cost of funds increased more than the increase in the yield on interest-earning assets. The net interest margin was 4.26 percent for the three months ended September 30, 2007, compared to 4.79 percent for the same period in 2006. The effect of the decrease in the net interest margin was partially offset by an increase in average interest-earning assets, which increased $238.9 million, or 7.3 percent, due to ongoing growth in the loan portfolio.
     Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $8.5 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively. The increase in the provision for credit losses was primarily attributable to the migration of loans into more adverse risk rating categories, including a group of six related business acquisition loans amounting to $3.6 million, some of which have become the subject of litigation. The higher provision for credit losses also reflects increases in non-performing and delinquent loans.
     For the three months ended September 30, 2007, non-interest income increased by $354,000, or 3.9 percent, compared to the three months ended September 30, 2006 due primarily to the acquisition of Chun-Ha, which increased insurance commissions by $916,000, and a $226,000 gain on sale of other real estate owned, partially offset by a lower gain on sales of loans.
     Non-interest expenses increased by $1.4 million, or 7.0 percent, due to non-interest expenses of $878,000 attributable to Chun-Ha and $428,000 attributable to the opening of branches in Fullerton, California and Rancho Cucamonga, California during 2007. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) was 44.85 percent for the three months ended September 30, 2007, compared to 40.61 percent for the same quarter in 2006. Of the 4.24 percent increase, 1.01 percent was attributable to the acquisition of Chun-Ha and 1.04 percent was attributable to the new branches.
     The annualized return on average assets was 1.12 percent for the three months ended September 30, 2007, compared to 1.90 percent for the same period in 2006. The annualized return on average shareholders’ equity was 9.03 percent for the three months ended September 30, 2007, and the annualized return on average tangible equity was 16.34 percent, compared to 15.08 percent and 28.13 percent, respectively, for the same period in 2006.
     Nine Months Ended September 30, 2007 vs. 2006
     For the nine months ended September 30, 2007, net income was $39.5 million, or $0.82 per diluted share, compared to $48.3 million, or $0.98 per diluted share, for the nine months ended September 30, 2006. The 18.4 percent decrease in net income for 2007 as compared to 2006 was attributable to increases in the provision for credit losses and non-interest expenses and a decrease in net interest income, offset by an increase in non-interest income.

     Net interest income increased slightly because average interest-earning assets increased $266.7 million, or 8.4 percent, due to ongoing growth in the loan portfolio. The effect of the growth in average interest-earning assets was partially offset by a decline in the net interest margin due to a more competitive loan pricing environment and a higher cost of funds as customers placed their funds in certificates of deposit instead of core deposits, and certificates of deposit continued to reprice throughout 2007. Therefore, although the composition of the deposits portfolio and interest rates paid on deposits have remained relatively stable in 2007, the cost of funds increased more than the increase in the yield on interest-earning assets compared to the nine months ended September 30, 2006. The net interest margin was 4.46 percent for the nine months ended September 30, 2007, compared to 4.85 percent for the same period in 2006.
     Our results of operations are significantly affected by the provision for credit losses. The provision for credit losses was $17.6 million and $5.5 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in the provision for credit losses was primarily attributable to the migration of loans into more adverse risk rating categories. The higher provision for credit losses also reflects increases in non-performing and delinquent loans.
     For the nine months ended September 30, 2007, non-interest income increased by $4.3 million, or 16.7 percent, compared to the nine months ended September 30, 2006 due primarily to the acquisition of Chun-Ha, which increased insurance commissions by $3.0 million, and increases in service charges on deposit accounts and other income.
     Non-interest expenses increased by $6.3 million, or 11.0 percent, due to increases in salaries and employee benefits, occupancy and equipment, and other operating expenses, as well as non-interest expenses of $2.6 million attributable to Chun-Ha and $854,000 attributable to the two new branches that opened during 2007. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) was 44.02 percent for the nine months ended September 30, 2007, compared to 40.75 percent for the same quarter in 2006. Of the 3.27 percent increase, 0.91 percent was attributable to the acquisition of Chun-Ha and 0.69 percent was attributable to the new branches.
     The annualized return on average assets was 1.38 percent for the nine months ended September 30, 2007, compared to 1.82 percent for the same period in 2006. The annualized return on average shareholders’ equity was 10.67 percent for the nine months ended September 30, 2007, and the annualized return on average tangible equity was 19.07 percent, compared to 14.36 percent and 27.66 percent, respectively, for the same period in 2006.
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

      Three Months Ended September 30, 2007 vs. 2006
     The following table presents the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,135,531	$66,714	8.44%	$2,828,972	$63,392	8.89%
Municipal Securities (2)	70,984	764	4.31%	71,301	770	4.32%
Obligations of Other U.S. Government Agencies	119,704	1,286	4.30%	118,365	1,268	4.29%
Other Debt Securities	169,938	2,022	4.76%	211,373	2,456	4.65%
Equity Securities	25,431	350	5.51%	24,720	342	5.53%
Federal Funds Sold	4,905	61	4.97%	32,850	436	5.31%

Total Interest-Earning Assets	3,526,493	71,197	8.01%	3,287,581	68,664	8.29%

Noninterest-Earning Assets:
Cash and Cash Equivalents	94,034			93,300
Allowance for Loan Losses	(31,535)			(27,417)
Other Assets	326,525			321,627

Total Noninterest-Earning Assets	389,024			387,510

Total Assets	$3,915,517			$3,675,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$95,147	567	2.36%	$102,518	440	1.70%
Money Market Checking and NOW Accounts	471,756	4,164	3.50%	441,880	3,512	3.15%
Time Deposits of $100,000 or More	1,438,711	19,263	5.31%	1,358,908	17,881	5.22%
Other Time Deposits	310,711	3,888	4.96%	283,173	3,345	4.69%
FHLB Advances and Other Borrowings	285,199	3,785	5.27%	158,998	2,084	5.20%
Junior Subordinated Debentures	82,406	1,675	8.06%	82,406	1,672	8.05%

Total Interest-Bearing Liabilities	2,683,930	33,342	4.93%	2,427,883	28,934	4.73%

Noninterest-Bearing Liabilities:
Demand Deposits	699,793			741,477
Other Liabilities	44,788			42,720

Total Noninterest-Bearing Liabilities	744,581			784,197

Total Liabilities	3,428,511			3,212,080
Shareholders’ Equity	487,006			463,011

Total Liabilities and Shareholders’ Equity	$3,915,517			$3,675,091

Net Interest Income		$37,855			$39,730

Net Interest Spread (3)			3.08%			3.56%

Net Interest Margin (4)			4.26%			4.79%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $580,000 and $1.4 million for the three months ended September 30, 2007 and 2006, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $1.2 million and $1.2 million, and the yields would be 6.62 percent and 6.65 percent, for the three months ended September 30, 2007 and 2006, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	September 30, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In Thousands)

Interest Income:
Gross Loans, Net	$6,632	$(3,310)	$3,322
Municipal Securities	(3)	(3)	(6)
Obligations of Other U.S. Government Agencies	14	4	18
Other Debt Securities	(492)	58	(434)
Equity Securities	10	(2)	8
Federal Funds Sold	(350)	(25)	(375)

Total Interest Income	5,811	(3,278)	2,533

Interest Expense:
Savings	(34)	161	127
Money Market Checking and NOW Accounts	246	406	652
Time Deposits of $100,000 or More	1,064	318	1,382
Other Time Deposits	336	207	543
FHLB Advances and Other Borrowings	1,675	26	1,701
Junior Subordinated Debentures	—	3	3

Total Interest Expense	3,287	1,121	4,408

Change in Net Interest Income	$2,524	$(4,399)	$(1,875)

     For the three months ended September 30, 2007 and 2006, net interest income before provision for credit losses was $37.9 million and $39.7 million, respectively. The net interest spread and net interest margin for the three months ended September 30, 2007 were 3.08 percent and 4.26 percent, respectively, compared to 3.56 percent and 4.79 percent, respectively, for the three months ended September 30, 2006.
     Average interest-earning assets increased 7.3 percent to $3.53 billion for the three months ended September 30, 2007 from $3.29 billion for the same period in 2006. Average gross loans increased 10.8 percent to $3.14 billion for the three months ended September 30, 2007 from $2.83 billion for the same period in 2006, and average investment securities decreased 10.1 percent to $360.6 million for the three months ended September 30, 2007 from $401.0 million for the same period in 2006. Total loan interest and fee income increased by 5.2 percent for the three months ended September 30, 2007 due to the increase in average gross loans outstanding, partially offset by a decrease in the average yield on loans from 8.89 percent for the three months ended September 30, 2006 to 8.44 percent for the same period in 2007.
     During this period, the average Wall Street Journal Prime Rate (the “Prime Rate”) declined seven basis points from 8.25 percent for the three months ended September 30, 2006 to 8.18 percent for the same period in 2007. Due to competitive pressures, the average spread over the Prime Rate for new loans and renewals of existing loans decreased. The decrease in the spread also reflects a shift in the mix of the loan portfolio into fixed-rate loans, which generally carry lower interest rates, reflecting the yield curve in effect during the third quarter. The yield on average interest-earning assets decreased by 28 basis points from 8.29 percent for the three months ended September 30, 2006 to 8.01 percent for the same period in 2007, reflecting the decrease in the average yield on loans previously discussed and a shift in the mix of average interest-earning assets from 86.1 percent loans, 12.2 percent securities and 1.7 percent other interest-earning assets for the three months ended September 30, 2006 to 88.9 percent loans, 10.2 percent securities and 0.9 percent other interest-earning assets for the same period in 2007.
     The majority of the interest-earning assets growth was funded by an increase of $126.2 million, or 52.3 percent, in average borrowings and an increase of $88.2 million, or 3.0 percent, in average total deposits. Total average interest-bearing liabilities grew by 10.5 percent to $2.68 billion for the three months ended September 30, 2007 compared to $2.43 billion for the same period in 2006. The average interest rate paid for interest-bearing liabilities increased by 20 basis points from 4.73 percent for the three months ended September 30, 2006 to 4.93 percent for the three months ended September 30, 2007. This increase was primarily due to a higher cost of deposits, reflecting trends in the second half of 2006, when customers placed their funds in higher yielding certificates of deposit instead of core deposits, and certificates of deposit continued to reprice. The composition of the deposits portfolio and interest rates paid on deposits have remained relatively stable in 2007. However, compared to the third quarter of 2006, the deposits portfolio in the third quarter of 2007 included a larger percentage of time deposits, bearing interest at higher rates.
      Nine Months Ended September 30, 2007 vs. 2006
     The following table presents the average balances of assets, liabilities and shareholders’ equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Nine Months Ended
	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)

ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,011,946	$194,487	8.63%	$2,702,902	$175,409	8.68%
Municipal Securities (2)	71,883	2,290	4.25%	72,702	2,321	4.26%
Obligations of Other U.S. Government Agencies	118,894	3,775	4.23%	123,986	3,887	4.18%
Other Debt Securities	183,432	6,438	4.68%	224,507	7,742	4.60%
Equity Securities	25,244	1,055	5.57%	24,619	997	5.40%
Federal Funds Sold	24,405	963	5.26%	20,457	748	4.88%
Term Federal Funds Sold	128	5	5.21%	—	—	—
Interest-Earning Deposits	—	—	—	42	1	3.17%

Total Interest-Earning Assets	3,435,932	209,013	8.13%	3,169,215	191,105	8.06%

Noninterest-Earning Assets:
Cash and Cash Equivalents	92,260			94,221
Allowance for Loan Losses	(29,905)			(26,361)
Other Assets	327,497			320,152

Total Noninterest-Earning Assets	389,852			388,012

Total Assets	$3,825,784			$3,557,227

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$98,440	1,530	2.08%	$110,817	1,402	1.69%
Money Market Checking and NOW Accounts	444,173	11,302	3.40%	481,564	10,864	3.02%
Time Deposits of $100,000 or More	1,418,825	56,539	5.33%	1,250,467	45,534	4.87%
Other Time Deposits	305,217	11,283	4.94%	276,517	8,890	4.30%
FHLB Advances and Other Borrowings	226,000	8,875	5.25%	127,364	4,699	4.93%
Junior Subordinated Debentures	82,406	4,974	8.07%	82,406	4,734	7.68%

Total Interest-Bearing Liabilities	2,575,061	94,503	4.91%	2,329,135	76,123	4.37%

Noninterest-Bearing Liabilities:
Demand Deposits	710,021			737,895
Other Liabilities	45,971			40,128

Total Noninterest-Bearing Liabilities	755,992			778,023

Total Liabilities	3,331,053			3,107,158
Shareholders’ Equity	494,731			450,069

Total Liabilities and Shareholders’ Equity	$3,825,784			$3,557,227

Net Interest Income		$114,510			$114,982

Net Interest Spread (3)			3.22%			3.69%

Net Interest Margin (4)			4.46%			4.85%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $2.4 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $3.5 million and $3.6 million, and the yields would be 6.53 percent and 6.55 percent, for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended
	September 30, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest Income:
Gross Loans, Net	$19,961	$(883)	$19,078
Municipal Securities	(26)	(5)	(31)
Obligations of Other U.S. Government Agencies	(160)	48	(112)
Other Debt Securities	(1,433)	129	(1,304)
Equity Securities	25	33	58
Federal Funds Sold	151	64	215
Term Federal Funds Sold	5	—	5
Interest-Earning Deposits	(1)	—	(1)

Total Interest Income	18,522	(614)	17,908

Interest Expense:
Savings	(169)	297	128
Money Market Checking and NOW Accounts	(885)	1,323	438
Time Deposits of $100,000 or More	6,471	4,534	11,005
Other Time Deposits	979	1,414	2,393
FHLB Advances and Other Borrowings	3,855	321	4,176
Junior Subordinated Debentures	—	240	240

Total Interest Expense	10,251	8,129	18,380

Change in Net Interest Income	$8,271	$(8,743)	$(472)

     For the nine months ended September 30, 2007 and 2006, net interest income before provision for credit losses was $114.5 million and $115.0 million, respectively. The net interest spread and net interest margin for the nine months ended September 30, 2007 were 3.22 percent and 4.46 percent, respectively, compared to 3.69 percent and 4.85 percent, respectively, for the nine months ended September 30, 2006.
     Average interest-earning assets increased 8.4 percent to $3.44 billion for the nine months ended September 30, 2007 from $3.17 billion for the same period in 2006. Average gross loans increased 11.4 percent to $3.01 billion for the nine months ended September 30, 2007 from $2.70 billion for the same period in 2006, and average investment securities decreased 11.2 percent to $374.2 million for the nine months ended September 30, 2007 from $421.2 million for the same period in 2006. Total loan interest and fee income increased by 10.9 percent for the nine months ended September 30, 2007 due to the increase in average gross loans outstanding, partially offset by a decrease in the average yield on loans from 8.68 percent for the nine months ended September 30, 2006 to 8.63 percent for the same period in 2007.
     During this period, the average Prime Rate rose 37 basis points from 7.86 percent for the nine months ended September 30, 2006 to 8.23 percent for the same period in 2007. Due to competitive pressures, the average spread over the Prime Rate for new loans and renewals of existing loans decreased. The decrease in the spread also reflects a shift in the mix of the loan portfolio into fixed-rate loans, which generally carry lower interest rates. The yield on average interest-earning assets increased by seven basis points from 8.06 percent for the nine months ended September 30, 2006 to 8.13 percent for the nine months ended September 30, 2007, reflecting a shift in the mix of average interest-earning assets from 85.3 percent loans, 13.3 percent securities and 1.4 percent other interest-earning assets for the nine months ended September 30, 2006 to 87.7 percent loans, 10.9 percent securities and 1.4 percent other interest-earning assets for the same period in 2007, partially offset by the decrease in the average yield on loans previously discussed.

     The majority of the interest-earning assets growth was funded by an increase of $119.4 million, or 4.2 percent, increase in average total deposits and an increase of $98.6 million, or 47.0 percent, in average borrowings. Total average interest-bearing liabilities grew by 10.6 percent to $2.58 billion for the nine months ended September 30, 2007 compared to $2.33 billion for the same period in 2006. The average interest rate paid for interest-bearing liabilities increased by 54 basis points from 4.37 percent for the nine months ended September 30, 2006 to 4.91 percent for the nine months ended September 30, 2007.
Provision for Credit Losses
     The provision for credit losses was $8.5 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively. Net charge-offs were $6.1 million and $656,000 for the three months ended September 30, 2007 and 2006, respectively. The provision for credit losses was $17.6 million and $5.5 million for the nine months ended September 30, 2007 and 2006, respectively. Net charge-offs were $11.0 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.
     The increase in the provision for credit losses is attributable primarily to increased migration of loans into more adverse risk ratings. The increase in the provision for credit losses also parallels increases in non-performing loans, which increased from $14.2 million at December 31, 2006 to $44.7 million at September 30, 2007, and delinquent loans, which increased from $19.6 million at December 31, 2006 to $55.0 million at September 30, 2007. While the level of non-performing and delinquent loans are indicators of the credit quality of the portfolio, the provision for credit losses is determined primarily on the basis of loan classifications and the historical loss experience with similarly situated credits.
Non-Interest Income
     Non-interest income is earned from four major sources: service charges on deposit accounts, insurance commissions, fees generated from international trade finance and gain on sales of loans. Non-interest income has become a significant part of revenue in the past several years.
      Three Months Ended September 30, 2007 vs. 2006
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2007	2006	Amount	Percentage
		(Dollars in Thousands)

Service Charges on Deposit Accounts	$4,463	$4,249	$214	5.0%
Insurance Commissions	1,131	250	881	352.4%
Trade Finance Fees	1,082	1,227	(145)	(11.8%)
Remittance Fees	512	517	(5)	(1.0%)
Other Service Charges and Fees	691	591	100	16.9%
Bank-Owned Life Insurance Income	234	221	13	5.9%
Increase in Fair Value of Derivatives	207	389	(182)	(46.8%)
Other Income	457	328	129	39.3%
Gain on Sales of Loans	523	1,400	(877)	(62.6%)
Gain on Sales of Other Real Estate Owned	226	—	226	—

Total Non-Interest Income	$9,526	$9,172	$354	3.9%

     For the three months ended September 30, 2007, non-interest income was $9.5 million, an increase of 3.9 percent from $9.2 million for the three months ended September 30, 2006. The overall increase in non-interest income is primarily due to increases in insurance commissions and service charges on deposit accounts, partially offset by a lower gain on sales of loans.

     Service charges on deposit accounts increased by $214,000, or 5.0 percent, from $4.2 million for the three months ended September 30, 2006 to $4.5 million for the three months ended September 30, 2007. Service charge income on deposit accounts increased due to fee increases.
     Insurance commissions increased by $881,000 from $250,000 for the three months ended September 30, 2006 to $1.1 million for the three months ended September 30, 2007. The increase was primarily due to the acquisition of Chun-Ha in the first quarter of 2007.
     Gain on sales of loans was $523,000 for the three months ended September 30, 2007, compared to $1.4 million for the three months ended September 30, 2006, a decrease of 62.6 percent. The decrease in gain on sales of loans resulted primarily from lower sales volume in SBA loans and an increase in the cost to originate such loans. During the three months ended September 30, 2007, $16.9 million of SBA loans were sold at an average gain of 3.1 percent, compared to SBA loan sales of $29.9 million at an average gain of 4.6 percent for the three months ended September 30, 2006. The lower gain on sales of loans in 2007 reflects a greater use of brokers to refer loan applications, which results in a higher cost to originate such loans, compared to originations through our branch network. The guaranteed portion of a substantial percentage of SBA loan production is sold in the secondary markets, and servicing rights are retained.
      Nine Months Ended September 30, 2007 vs. 2006
     The following table sets forth the various components of non-interest income for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2007	2006	Amount	Percentage
		(Dollars in Thousands)

Service Charges on Deposit Accounts	$13,389	$12,663	$726	5.7%
Insurance Commissions	3,535	646	2,889	447.2%
Trade Finance Fees	3,549	3,414	135	4.0%
Remittance Fees	1,503	1,537	(34)	(2.2%)
Other Service Charges and Fees	1,881	1,739	142	8.2%
Bank-Owned Life Insurance Income	693	654	39	6.0%
Increase in Fair Value of Derivatives	521	723	(202)	(27.9%)
Other Income	1,223	911	312	34.2%
Gain on Sales of Loans	3,685	3,550	135	3.8%
Gain on Sales of Other Real Estate Owned	226	48	178	370.8%

Total Non-Interest Income	$30,205	$25,885	$4,320	16.7%

     For the nine months ended September 30, 2007, non-interest income was $30.2 million, an increase of 16.7 percent from $25.9 million for the nine months ended September 30, 2006. The overall increase in non-interest income is primarily due to increases in insurance commissions and service charges on deposit accounts.
     Service charges on deposit accounts increased by $726,000, or 5.7 percent, from $12.7 million for the nine months ended September 30, 2006 to $13.4 million for the nine months ended September 30, 2007. Service charge income on deposit accounts increased due to fee increases.
     Insurance commissions increased by $2.9 million from $646,000 for the nine months ended September 30, 2006 to $3.5 million for the nine months ended September 30, 2007. The increase was primarily due to the acquisition of Chun-Ha in the first quarter of 2007.
     Fees generated from international trade finance increased by 4.0 percent from $3.4 million for the nine months ended September 30, 2006 to $3.5 million for the nine months ended September 30, 2007. Trade finance fees relate primarily to import and export letters of credit. The increase is attributable primarily to increased export letter of credit volume and fee increases.

     Gain on sales of loans was $3.7 million for the nine months ended September 30, 2007, compared to $3.6 million for the nine months ended September 30, 2006, an increase of 3.8 percent. The increase in gain on sales of loans resulted primarily from increased sales volume in SBA loans, offset by an increase in the cost to originate such loans. During the nine months ended September 30, 2007, $83.3 million of SBA loans were sold at an average gain of 4.4 percent, compared to SBA loan sales of $67.8 million at an average gain of 5.0 percent for the nine months ended September 30, 2006. The lower gain on sales of loans in 2007 reflects a greater use of brokers to refer loan applications, which results in a higher cost to originate such loans, compared to originations through our branch network.
Non-Interest Expenses
      Three Months Ended September 30, 2007 vs. 2006
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2007	2006	Amount	Percentage
		(Dollars in Thousands)

Salaries and Employee Benefits	$11,418	$10,357	$1,061	10.2%
Occupancy and Equipment	2,657	2,482	175	7.1%
Data Processing	1,540	1,431	109	7.6%
Advertising and Promotion	943	665	278	41.8%
Supplies and Communications	704	636	68	10.7%
Professional Fees	565	390	175	44.9%
Amortization of Other Intangible Assets	570	585	(15)	(2.6%)
Decrease in Fair Value of Embedded Options	37	78	(41)	(52.6%)
Other Operating Expenses	2,815	3,237	(422)	(13.0%)

Total Non-Interest Expenses	$21,249	$19,861	$1,388	7.0%

     For the three months ended September 30, 2007, non-interest expenses were $21.2 million, representing an increase of $1.4 million, or 7.0 percent, compared to $19.9 million for the three months ended September 30, 2006. The increase in non-interest expenses is due primarily to non-interest expenses of $878,000 attributable to Chun-Ha and $428,000 attributable to the opening of branches in Fullerton, California and Rancho Cucamonga, California during 2007.
     Salaries and employee benefits were $11.4 million for the three months ended September 30, 2007, representing an increase of $1.1 million, or 10.2 percent, compared to $10.4 million for the three months ended September 30, 2006. Salaries and employee benefits increased primarily due to the acquisition of Chun-Ha, annual salary increases and an increase in staffing.
     Other operating expenses for the three months ended September 30, 2007 decreased $422,000, or 13.0 percent, to $2.8 million from $3.2 million for the three months ended September 30, 2006. The decrease is primarily attributable to the decreased deposit operations losses and write-downs of loan servicing assets during the three months ended September 30, 2006.

     Nine Months Ended September 30, 2007 vs. 2006
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)

Salaries and Employee Benefits	$33,961	$30,209	$3,752	12.4%
Occupancy and Equipment	7,740	7,122	618	8.7%
Data Processing	4,768	4,314	454	10.5%
Advertising and Promotion	2,493	2,122	371	17.5%
Supplies and Communications	1,996	1,848	148	8.0%
Professional Fees	1,686	1,550	136	8.8%
Amortization of Other Intangible Assets	1,776	1,815	(39)	(2.1%)
Decrease in Fair Value of Embedded Options	233	292	(59)	(20.2%)
Other Operating Expenses	9,055	8,126	929	11.4%

Total Non-Interest Expenses	$63,708	$57,398	$6,310	11.0%

     For the nine months ended September 30, 2007, non-interest expenses were $63.7 million, representing an increase of $6.3 million, or 11.0 percent, compared to $57.4 million for the nine months ended September 30, 2006. The increase in non-interest expenses is primarily due to increases in salaries and employee benefits, occupancy and equipment, and other operating expenses, as well as non-interest expenses of $2.6 million attributable to Chun-Ha and $854,000 attributable to the two new branches that opened during 2007.
     Salaries and employee benefits were $34.0 million for the nine months ended September 30, 2007, representing an increase of $3.8 million, or 12.4 percent, compared to $30.2 million for the nine months ended September 30, 2006. Salaries and employee benefits increased due primarily to the acquisition of Chun-Ha, annual salary increases and an increase in staffing.
     Occupancy and equipment expense was $7.7 million for the nine months ended September 30, 2007, representing an increase of $618,000, or 8.7 percent, compared to $7.1 million for the nine months ended September 30, 2006. The increase was due primarily to additional office space leased from the acquisition of Chun-Ha and the new branches.
     Other operating expenses for the nine months ended September 30, 2007 increased $929,000, or 11.4 percent, to $9.1 million from $8.1 million for the nine months ended September 30, 2006. The increase is primarily attributable to an increase in the amortization of loan servicing assets and deposit operations losses.
Provision for Income Taxes
     For the three months ended September 30, 2007, income taxes of $6.6 million were recognized on pre-tax income of $17.7 million, representing an effective tax rate of 37.2 percent, compared to income taxes of $9.8 million recognized on pre-tax income of $27.4 million, representing an effective tax rate of 35.7 percent, for the three months ended September 30, 2006. For the nine months ended September 30, 2007, income taxes of $23.9 million were recognized on pre-tax income of $63.4 million, representing an effective tax rate of 37.7 percent, compared to income taxes of $29.6 million recognized on pre-tax income of $77.9 million, representing an effective tax rate of 38.0 percent, for the nine months ended September 30, 2006. The periodic effective tax rates reflect a stable level of Enterprise Zone and low-income housing tax credits in periods in which there were fluctuations in taxable income.

FINANCIAL CONDITION
Summary of Changes in Balance Sheets — September 30, 2007 Compared to December 31, 2006
     As of September 30, 2007, total assets were $4.01 billion, an increase of $286.4 million, or 7.7 percent, from the December 31, 2006 balance of $3.73 billion. The increase in assets was primarily funded by FHLB advances and other borrowings, which increased $192.3 million, or 113.8 percent, from $169.0 million as of December 31, 2006 to $361.3 million as of September 30, 2007, and deposits, which increased $102.8 million, or 3.5 percent, from $2.94 billion as of December 31, 2006 to $3.05 billion as of September 30, 2007. As of September 30, 2007 and December 31, 2006, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.19 billion and $2.84 billion, respectively, an increase of $348.0 million, or 12.3 percent. Investment securities available for sale decreased $33.9 million, or 8.7 percent, to $356.7 million at September 30, 2007 from $390.6 million at December 31, 2006.
Investment Portfolio
     Securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities at September 30, 2007 or December 31, 2006. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations and municipal bonds.
     As of September 30, 2007, securities held to maturity, at amortized cost, totaled $945,000 and securities available for sale, at fair value, totaled $356.7 million, compared to $967,000 and $390.6 million, respectively, at December 31, 2006.

	September 30, 2007			December 31, 2006
			Unrealized			Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)

Held to Maturity:
Municipal Bonds	$694	$694	$—	$693	$693	$—
Mortgage-Backed Securities	251	253	2	274	276	2

Total Held to Maturity	$945	$947	$2	$967	$969	$2

Available for Sale:
U.S. Government Agency Securities	$119,856	$119,570	$(286)	$119,768	$118,244	$(1,524)
Mortgage-Backed Securities	100,469	98,915	(1,554)	123,614	121,608	(2,006)
Municipal Bonds	69,920	71,405	1,485	69,966	71,710	1,744
Collateralized Mortgage Obligations	54,927	54,164	(763)	67,605	66,113	(1,492)
Corporate Bonds	7,982	7,887	(95)	8,090	7,887	(203)
Other Securities	4,999	4,730	(269)	4,999	5,050	51

Total Available for Sale	$358,153	$356,671	$(1,482)	$394,042	$390,612	$(3,430)

     The amortized cost and estimated fair value of investment securities at September 30, 2007, by contractual maturity, are shown below. Although some mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2036, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year	$86,952	$86,430	$—	$—
Over One Year Through Five Years	48,298	48,163	—	—
Over Five Years Through Ten Years	9,282	9,430	694	694
Over Ten Years	58,225	59,569	—	—

	202,757	203,592	694	694

Mortgage-Backed Securities	100,469	98,915	251	253
Collateralized Mortgage Obligations	54,927	54,164	—	—

	155,396	153,079	251	253

	$358,153	$356,671	$945	$947

     Investment securities available for sale, at fair value, decreased $33.9 million, or 8.7 percent, to $356.7 million at September 30, 2007 from $390.6 million at December 31, 2006 as the portfolio experienced normal amortization.
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
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)

Real Estate Loans:
Commercial Property	$779,724	$757,428	$22,296	2.9%
Construction	232,782	202,207	30,575	15.1%
Residential Property (1)	86,594	81,758	4,836	5.9%

Total Real Estate Loans	1,099,100	1,041,393	57,707	5.5%

Commercial and Industrial Loans:
Commercial Term Loans	1,507,241	1,202,612	304,629	25.3%
Commercial Lines of Credit	256,299	225,630	30,669	13.6%
SBA Loans (2)	147,057	171,631	(24,574)	(14.3%)
International Loans	122,412	126,561	(4,149)	(3.3%)

Total Commercial and Industrial Loans	2,033,009	1,726,434	306,575	17.8%

Consumer Loans	90,416	100,121	(9,705)	(9.7%)

Total Loans — Gross	3,222,525	2,867,948	354,577	12.4%

Deferred Loan Fees	(2,654)	(3,001)	347	(11.6%)

Gross Loans, Net of Deferred Loan Fees	3,219,871	2,864,947	354,924	12.4%

Allowance for Loan Losses	(34,503)	(27,557)	(6,946)	25.2%

Net Loans Receivable	$3,185,368	$2,837,390	$347,978	12.3%

(1)	Includes mortgage loans held for sale, at the lower of cost or market, of $630,000 at December 31, 2006.

(2)	Includes SBA loans held for sale, at the lower of cost or market, of $7.5 million and $23.2 million at September 30, 2007 and December 31, 2006, respectively.

     At September 30, 2007 and December 31, 2006, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.19 billion and $2.84 billion, respectively, an increase of $348.0 million, or 12.3 percent. Real estate loans, composed of commercial property, residential property and construction loans, increased $57.7 million, or 5.5 percent, to $1.10 billion at September 30, 2007 from $1.04 billion at December 31, 2006, representing 34.1 percent and 36.3 percent, respectively, of the total loan portfolio. Total commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and lines of credit, increased $306.6 million, or 17.8 percent, to $2.03 billion at September 30, 2007 from $1.73 billion at December 31, 2006, representing 63.1 percent and 60.2 percent, respectively, of the total loan portfolio. Consumer loans decreased $9.7 million, or 9.7 percent, to $90.4 million at September 30, 2007 from $100.1 million at December 31, 2006.
     As of September 30, 2007, there was $411.4 million of loans outstanding, or 12.8 percent of total gross loans outstanding, to borrowers who were involved in the accommodation/hospitality industry. There was no other concentration of loans to any one industry exceeding 10 percent of total gross loans.
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
     The table below shows the composition of non-performing assets as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percentage
	(Dollars in Thousands)

Non-Accrual Loans	$44,497	$14,213	$30,284	213.1%
Loans 90 Days or More Past Due and Still Accruing	199	2	197	9,850.0%

Total Non-Performing Loans	44,696	14,215	30,481	214.4%
Other Real Estate Owned	287	—	287	—

Total Non-Performing Assets	$44,983	$14,215	$30,768	216.4%

     Non-performing loans were $44.7 million at September 30, 2007, compared to $14.2 million at December 31, 2006. Non-performing loans at September 30, 2007 included a $17.0 million construction loan for low-income housing that is fully collateralized and participated in by the local government. The downgrade of this loan relates to project cost overruns and construction delays. Despite these setbacks, we anticipate the project being completed and the loan being repaid without a loss. The ratio of non-performing loans to total gross loans increased to 1.39 percent at September 30, 2007 from 0.50 percent at December 31, 2006. As of September 30, 2007, OREO was $287,000. As of December 31, 2006, we had no OREO. Non-performing loans include $6.0 million and $4.4 million of loans with credit enhancement in the form of SBA, state or other governmental guarantees at September 30, 2007 and December 31, 2006, respectively.

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
     At September 30, 2007, we maintained an allowance for loan losses of $34.5 million and a liability for off-balance sheet exposure, primarily unfunded loan commitments, of $1.8 million. The allowance for loan losses represented 1.07 percent of gross loans at September 30, 2007, compared to 0.96 percent at December 31, 2006. As of September 30, 2007, the allowance for loan losses was 77.19 percent of non-performing loans, compared to 193.86 percent at December 31, 2006.
     We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the analysis described above, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of September 30, 2007 and December 31, 2006.

	As of and for the Three Months Ended
	September 30,	June 30,	September 30,
	2007	2007	2006
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$32,190	$31,527	$27,250

Actual Charge-Offs	(6,215)	(2,662)	(1,239)
Recoveries on Loans Previously Charged Off	131	144	583

Net Loan Charge-Offs	(6,084)	(2,518)	(656)

Provision Charged to Operating Expenses	8,397	3,181	1,682

Balance at End of Period	$34,503	$32,190	$28,276

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$1,730	$1,888	$2,130
Provision Charged to Operating Expenses	67	(158)	—

Balance at End of Period	$1,797	$1,730	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.77%	0.33%	0.09%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.75%	0.33%	0.09%
Allowance for Loan Losses to Average Total Gross Loans	1.10%	1.07%	1.00%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.07%	1.05%	0.99%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	69.96%	31.38%	9.20%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	72.45%	79.16%	39.00%
Allowance for Loan Losses to Non-Performing Loans	77.19%	142.30%	209.82%

Balances:
Average Total Gross Loans Outstanding During Period	$3,137,477	$3,017,012	$2,832,624
Total Gross Loans Outstanding at End of Period	$3,222,525	$3,058,053	$2,853,714
Non-Performing Loans at End of Period	$44,696	$22,621	$13,476

(1)	Net loan charge-offs are annualized to calculate the ratios.

	As of and for the
	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$27,557	$24,963

Actual Charge-Offs	(11,497)	(3,619)
Recoveries on Loans Previously Charged Off	491	1,390

Net Loan Charge-Offs	(11,006)	(2,229)

Provision Charged to Operating Expenses	17,952	5,542

Balance at End of Period	$34,503	$28,276

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,130	$2,130
Provision Charged to Operating Expenses	(333)	—

Balance at End of Period	$1,797	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.49%	0.11%
Net Loan Charge-Offs to Total Gross Loans at End of Period (1)	0.46%	0.10%
Allowance for Loan Losses to Average Total Gross Loans	1.14%	1.04%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.07%	0.99%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	42.65%	10.54%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	61.31%	40.22%
Allowance for Loan Losses to Non-Performing Loans	77.19%	209.82%

Balances:
Average Total Gross Loans Outstanding During Period	$3,014,164	$2,706,686
Total Gross Loans Outstanding at End of Period	$3,222,525	$2,853,714
Non-Performing Loans at End of Period	$44,696	$13,476

(1)	Net loan charge-offs are annualized to calculate the ratios.

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
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2007	2006	Amount	Percentage
		(Dollars in Thousands)
Deposits:
Demand — Noninterest-Bearing	$690,513	$728,347	$(37,834)	(5.2%)
Interest-Bearing:
Savings	94,150	99,255	(5,105)	(5.1%)
Money Market Checking and NOW Accounts	476,257	438,267	37,990	8.7%
Time Deposits of $100,000 or More	1,474,764	1,383,358	91,406	6.6%
Other Time Deposits	311,873	295,488	16,385	5.5%

Total Deposits	$3,047,557	$2,944,715	$102,842	3.5%

     Core deposit balances were relatively stable during the first nine months of 2007, while the certificate of deposit portfolio grew modestly during that period as we made greater use of lower cost short-term borrowings to fund loan portfolio growth. Demand deposits decreased $37.8 million, or 5.2 percent, to $690.5 million at September 30, 2007 from $728.3 million at December 31, 2006. Savings accounts decreased $5.1 million, or 5.1 percent, to $94.2 million at September 30, 2007 from $99.3 million at December 31, 2006. Time deposits of $100,000 or more increased $91.4 million, or 6.6 percent, to $1.47 billion at September 30, 2007 from $1.38 billion at December 31, 2006, and other time deposits increased $16.4 million, or 5.5 percent, to $311.9 million at September 30, 2007 from $295.5 million at December 31, 2006, also reflecting this trend.
FHLB Advances and Other Borrowings
     FHLB advances and other borrowings consist primarily of advances from the FHLB and overnight Federal funds. At September 30, 2007 and December 31, 2006, advances from the FHLB were $292.8 million and $168.1 million, respectively. At September 30, 2007, overnight Federal funds were $66.0 million. There were no overnight Federal funds at December 31, 2006.
     In 2006 and 2007, we made greater use of borrowings to fund loan growth, including $120.0 million of FHLB advances with maturities of 18 to 24 months obtained in mid-2007 to match-fund fixed-rate loans with contractual maturities of five to seven years. Total average FHLB advances and other borrowings increased $126.2 million, or 79.4 percent, to $285.2 million for the three months ended September 30, 2007, compared to $159.0 million for the same period in 2006. The average interest rate paid on FHLB advances and other borrowings increased seven basis points from 5.20 percent for the three months ended September 30, 2006 to 5.27 percent for the three months ended September 30, 2007, reflecting the relatively flat yield curve that existed in 2006 and the first nine months of 2007.

     Among the FHLB advances and other borrowings at September 30, 2007, short-term borrowings with remaining maturities of less than one year were $343.6 million, and the weighted-average interest rate thereon was 4.93 percent.
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
     The following table shows the status of our gap position as of September 30, 2007:

		After Three	After One
	Within	Months	Year But		Non-
	Three	But Within	Within Five	After Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$103,789	$103,789
Securities:
Fixed Rate	31,227	72,169	116,274	104,391	—	324,061
Floating Rate	10,549	428	17,848	4,730	—	33,555
Loans:
Fixed Rate	36,824	70,405	570,799	554,059	—	1,232,087
Floating Rate	1,732,460	70,621	139,146	3,714	—	1,945,941
Non-Accrual	—	—	—	—	44,497	44,497
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(37,157)	(37,157)
FRB and FHLB Stock	—	—	—	25,525	—	25,525
Other Assets	—	24,285	—	6,693	308,339	339,317

Total Assets	$1,811,060	$237,908	$844,067	$699,112	$419,468	$4,011,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$42,154	$139,432	$334,637	$174,290	$—	$690,513
Savings	11,625	35,302	38,146	9,077	—	94,150
Money Market Checking and NOW Accounts	70,675	135,692	154,613	115,277	—	476,257
Time Deposits:
Fixed Rate	951,959	824,020	10,489	115	—	1,786,583
Floating Rate	54	—	—	—	—	54
FHLB Advances and Other Borrowings	238,567	105,000	13,127	4,650	—	361,344
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	37,399	37,399
Shareholders’ Equity	—	—	—	—	482,909	482,909

Total Liabilities and Shareholders’ Equity	$1,397,440	$1,239,446	$551,012	$303,409	$520,308	$4,011,615

Repricing Gap	$413,620	$(1,001,538)	$293,055	$395,703	$(100,840)
Cumulative Repricing Gap	$413,620	$(587,918)	$(294,863)	$100,840	$—
Cumulative Repricing Gap as a Percentage of Total Assets	10.31%	(14.66%)	(7.35%)	2.51%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	11.61%	(16.51%)	(8.28%)	2.83%	—

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
     As of September 30, 2007, the cumulative repricing gap as a percentage of interest-earning assets in the less-than-three month period was 11.61 percent. This decrease from the previous quarter’s figure of 16.38 percent was caused primarily by a $75.5 million decrease in the loan portfolio, funded primarily by an increase of $97.7 million in FHLB advances and other borrowings with maturities of three months or less. The cumulative repricing percentage in the less than twelve month period also moved lower, reaching (16.51) percent. This was a decrease from the previous quarter’s figure of (8.24) percent. The decrease was caused by increase of $103.0 million and $75.0 million in fixed rate time deposits and FHLB advances and other borrowings, respectively, maturing within one year. In terms of fixed and floating gap positions, which are used internally to control repricing risk, the accumulated fixed gap position between assets and liabilities as a percentage of interest-earning assets was 5.73 percent liability-sensitive, compared to 1.74 percent liability-sensitive as of June 30, 2007. The floating gap position in the less than twelve months period was 9.05 percent liability-sensitive, compared to 5.49 percent liability-sensitive as of June 30, 2007.
     The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less than Three Months		Less Than Twelve Months
	September 30,	June 30,	September 30,	June 30,
	2007	2007	2007	2007
	(Dollars in Thousands)

Cumulative Repricing Gap	$413,620	$564,945	$(587,918)	$(284,364)
Percentage of Total Assets	10.31%	14.59%	(14.66%)	(7.35%)
Percentage of Interest-Earning Assets	11.61%	16.38%	(16.51%)	(8.24%)
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
     To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the market value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated). This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure and economic value of equity over a one-year horizon, given the basis point adjustment in interest rates reflected below.

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
(Dollars in Thousands)

200%	7.19%	(16.92%)	$10,955	$(79,008)
100%	3.58%	(8.79%)	$5,462	$(41,039)
(100%)	(3.62%)	9.49%	$(5,521)	$44,305
(200%)	(7.30%)	19.47%	$(11,126)	$90,931

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

	September 30,	December 31,
Liquidity Ratios	2007	2006

Core Deposits/Total Assets	28.41%	30.10%
Short-Term Non-Core Funding/Total Assets	52.83%	46.01%
Net Loans/Total Assets	79.67%	76.60%
Investments/Deposits	12.76%	15.93%
Loans and Investments/Deposits	117.33%	112.52%
Off-Balance Sheet Items/Total Assets	16.66%	19.04%
     The net loans to total assets ratio increased to 79.67 percent as of September 30, 2007 compared to 76.60 percent at December 31, 2006. The ratio of loans and investments to deposits increased to 117.33 percent as the Bank made use of short-term borrowings to fund a portion of loan portfolio growth. Off-balance sheet items as a percentage of total assets decreased at September 30, 2007 to 16.66 percent, compared to 19.04 percent at December 31, 2006. The total amount of off-balance sheet items decreased to $667.6 million at September 30, 2007 from $708.8 million at December 31, 2006. The decrease was primarily due to a $27.3 million decrease in commitments to extend credit and a $14.6 million decrease in commercial letters of credit. The ratio of short-term non-core funding to total assets was 52.83 percent at September 30, 2007, compared to 46.01 percent at December 31, 2006, and the ratio of core deposits to total assets decreased to 28.41 percent at September 30, 2007, compared to 30.10 percent at December 31, 2006. Overall, the level of liquidity associated with assets and liabilities carried on the Bank’s balance sheet declined slightly, while the decrease in off-balance sheet exposure offset this decline.
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total shareholders’ equity was $482.9 million at September 30, 2007, which represented a decrease of $4.2 million, or 0.9 percent, over total shareholders’ equity of $487.1 million at December 31, 2006.

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
     At September 30, 2007, Hanmi Financial’s Tier 1 capital (shareholders’ equity plus junior subordinated debentures less intangible assets) was $345.1 million. This represented a decrease of $10.1 million, or 0.3 percent, over Tier 1 capital of $355.2 million at December 31, 2006. At September 30, 2007, Hanmi Financial had a ratio of total capital to total risk-weighted assets of 10.86 percent and a ratio of Tier 1 capital to total risk-weighted assets of 9.83 percent. The Tier 1 leverage ratio was 9.32 percent at September 30, 2007.
     The capital ratios of Hanmi Financial and Hanmi Bank were as follows at September 30, 2007:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital (to Risk-Weighted Assets):
Hanmi Financial Corporation	$381,417	10.86%	$280,845	8.00%	N/A	N/A
Hanmi Bank	$376,380	10.74%	$280,448	8.00%	$350,559	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial Corporation	$345,118	9.83%	$140,422	4.00%	N/A	N/A
Hanmi Bank	$340,081	9.70%	$140,224	4.00%	$210,336	6.00%

Tier 1 Capital (to Average Total Assets):
Hanmi Financial Corporation	$345,118	9.32%	$148,049	4.00%	N/A	N/A
Hanmi Bank	$340,081	9.20%	$147,896	4.00%	$184,870	5.00%
Dividends
     On September 20, 2007, we declared a quarterly cash dividend of $0.06 per common share for the third quarter of 2007. The dividend was paid on October 12, 2007. Future dividend payments are subject to future earnings, legal and regulatory requirements, and the discretion of the Board of Directors.
OFF-BALANCE SHEET ARRANGEMENTS
     There were no material changes to the off-balance sheet arrangements described in our Annual Report on Form 10-K for the year ended December 31, 2006. For a discussion of off-balance sheet arrangements, see “Note 7 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business — Small Business Administration Guaranteed Loans” and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

ITEM 4. CONTROLS AND PROCEDURES
     As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who was also serving as our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2007.
     Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Exchange Act reports is accumulated and communicated to management, including the Chief Executive Officer, who was also serving as our principal financial officer, to allow timely decisions regarding required disclosure.
     No change in our internal controls over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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

ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs

Repurchases from July 1, 2007 to July 31, 2007	70,000	$14.64	70,000	$25,038,000

Repurchases from August 1, 2007 to August 31, 2007	894,400	$14.90	894,400	$11,682,000

Repurchases from September 1, 2007 to September 30, 2007	39,700	$15.29	39,700	$11,074,000

Total	1,004,100	$14.90	1,004,100	$11,074,000

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
HANMI FINANCIAL CORPORATION

Date: November 9, 2007	By:	/s/ Sung Won Sohn, Ph.D.
Sung Won Sohn, Ph.D.
President and Chief Executive Officer