Form 10-K
period 2007-12-31
HANMI FINANCIAL CORP
filed 2008-02-29
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From To

Commission File Number: 000-30421

HANMI FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3660 Wilshire Boulevard, Penthouse Suite A Los Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)

(213) 382-2200
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	NASDAQ “Global Select Market”

Securities Registered Pursuant to Section 12(g) of the Act:
None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $684,296,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 21, 2008 was 45,865,941 shares.

Documents Incorporated By Reference Herein: Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2007, is incorporated by reference into Part III of this report.

HANMI FINANCIAL CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement because of:

•	changes in our borrowers’ performance on loans;

•	changes in the commercial and consumer real estate markets;

•	changes in our costs of operation, compliance and expansion;

•	changes in the economy, including inflation;

•	changes in government interest rate policies;

•	changes in laws or the regulatory environment;

•	changes in the equity and debt securities markets; and

•	acts of terrorism or natural disasters such as earthquakes or floods.

For a discussion of these factors as well as some of the other factors that might cause such differences, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

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

Hanmi Bank, our primary subsidiary, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed by the California Department of Financial Institutions (“DFI”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDI Act”) up to applicable limits thereof, and the Bank is a member of the Federal Reserve System. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. At December 31, 2007, the Bank maintained a branch network of 24 full-service branch offices in California and eight loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington.

Our other subsidiaries are Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), which were acquired in January 2007. Founded in 1989, Chun-Ha and All World are insurance brokerages that offer a complete line of insurance products, including life, commercial, automobile, health, and property and casualty.

The Bank’s revenues are derived primarily from interest on our loan and securities portfolios and service charges on deposit accounts. A summary of revenues for the periods indicated follows:

	Year Ended December 31,

(Dollars in thousands)	2007		2006		2005

Interest and Fees on Loans	$261,992	81.6%	$239,075	80.5%	$180,845	77.8%
Interest on Investments	17,867	5.6%	19,710	6.6%	18,507	8.0%
Other Interest Income	1,037	0.3%	1,404	0.5%	1,589	0.7%
Service Charges on Deposit Accounts	18,061	5.6%	17,134	5.8%	15,782	6.8%
Other Non-Interest Income	21,945	6.9%	19,829	6.6%	15,668	6.7%

Total Revenues	$320,902	100.0%	$297,152	100.0%	$232,391	100.0%

Market Area

The Bank historically has provided its banking services through its branch network, located primarily in the Koreatown area of Los Angeles, to a wide variety of small- to medium-sized businesses. In recent years, it has expanded its service areas through de novo branching to Orange County, San Bernardino County, the Silicon Valley area in Santa Clara County, and San Diego County, and through acquisition to the San Francisco Bay area and the Seattle, Washington metropolitan area.

Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over a wide geographic area, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions, the Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. Substantially all of our assets are located in, and substantially all of our revenues are derived from clients located within, the State of California.

In 2007, the Bank opened two full-service branch offices in Fullerton, California and Rancho Cucamonga, California. In 2005 and 2006, the Bank opened loan production offices in Atlanta, Chicago, Dallas, Denver and Annandale. These offices will expand our geographic coverage by providing commercial and industrial, real estate and Small Business Administration (“SBA”) loans. The Bank also has loan production offices in Los Angeles, California; the San Jose, California metropolitan area; and the Seattle, Washington metropolitan area. We plan to continue to expand our business services by opening additional loan production offices in selected locations throughout the United States. The Bank is a preferred SBA lender in the following SBA districts: California (Los Angeles, Santa Ana, San Diego, Fresno, San Francisco and Sacramento), Portland, Seattle, Anchorage, Denver, Texas (Dallas and Houston), Illinois, Georgia, Florida, Virginia, Washington, D.C., Maryland, New Jersey and New York.

Lending Activities

The Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include real estate loans (commercial property, construction and residential property), commercial and industrial loans (commercial term loans, commercial lines of credit, SBA loans and international trade finance), and consumer loans.

Real Estate Loans

Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and any holdings of other real estate owned because of foreclosures on loans.

Commercial Property

The Bank offers commercial real estate loans. These loans are generally collateralized by first deeds of trust. For these commercial mortgage loans, the Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional

Appraisal Practice (the “USPAP”). The Bank first looks to cash flow from the borrower to repay the loan and then to cash flow from the business. The majority of the properties securing these loans are located in Los Angeles County and Orange County.

The Bank’s commercial real estate loans are principally secured by investor-owned commercial buildings and owner-occupied commercial and industrial buildings. Generally, these types of loans are made for a period of up to seven years. Monthly payments are based upon a portion of the principal plus accrued interest. These loans usually have a loan-to-value ratio of 65 percent or less, using an adjustable rate indexed to the prime rate appearing in the West Coast edition of The Wall Street Journal (“WSJ Prime Rate”) or the Bank’s prime rate (“Bank Prime Rate”), as adjusted from time to time. The Bank also offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and convert to adjustable rate loans for the remaining term. Amortization schedules for commercial real estate loans generally do not exceed 25 years.

Payments on loans secured by investor-owned and owner-occupied properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to the risk of adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans in relation to the market value of the property and strictly scrutinizing the property securing the loan. The Bank manages these risks in a variety of ways, including vacancy and interest rate hike sensitivity analysis at the time of loan origination and quarterly risk assessment of the total commercial real estate secured loan portfolio that includes most recent industry trends. When possible, the Bank also obtains corporate or individual guarantees from financially capable parties. Representatives of the Bank visit all of the properties securing the Bank’s real estate loans before the loans are approved. The Bank requires title insurance insuring the status of its lien on all of the real estate secured loans when a trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. We cannot assure that these procedures will protect against losses on loans secured by real property.

Construction

The Bank finances the construction of multifamily, low-income housing, commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following characteristics:

•	maturities of two years or less;

•	a floating rate of interest based on the Bank Prime Rate or the WSJ Prime Rate;

•	minimum cash equity of 35 percent of project cost;

•	reserve of anticipated interest costs during construction or advance of fees;

•	first lien position on the underlying real estate;

•	loan-to-value ratios generally not exceeding 65 percent; and

•	recourse against the borrower or a guarantor in the event of default.

The Bank does, on a case-by-case basis, commit to making permanent loans on the property with loan conditions that command strong project stability and debt service coverage. Construction loans involve additional risks compared to loans secured by existing improved real property. These include the following:

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

Because of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, or accrued interest on, the loans as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period. The Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risk in construction lending. Among other things, qualified and bonded third parties are engaged to provide progress reports and recommendations for construction disbursements. No assurance can be given that these procedures will prevent losses arising from the risks described above.

Residential Property

The Bank originates fixed-rate and variable-rate mortgage loans secured by one- to four-family properties with amortization schedules of 15 to 30 years and maturities of up to 30 years. The loan fees charged, interest rates and other provisions of the Bank’s residential loans are determined by an analysis of the Bank’s cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs. The Bank may sell some of the mortgage loans that it originates to secondary market participants. The typical turn-around time from origination to sale is between 30 and 90 days. The interest rate and the price of the loan are typically agreed to prior to the loan origination.

Commercial and Industrial Loans

The Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the origination of commercial loans is in Los Angeles County and Orange County, and loan maturities are normally 12 to 60 months. The Bank requires a credit underwriting before considering any extension of credit. The Bank finances primarily small and middle market businesses in a wide spectrum of industries. Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes. As compared to consumer lending, commercial lending entails significant additional risks. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business and may be subject to adverse conditions in the general economy or in a specific industry. Short-term business loans generally are intended to finance current operations and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

In general, it is the intent of the Bank to take collateral whenever possible, regardless of the loan purpose(s). Collateral may include liens on inventory, accounts receivable, fixtures and equipment, leasehold improvements and real estate. When real estate is the primary collateral, the Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. Typically, the Bank requires all principals of a business to be co-obligors on all loan instruments and all significant stockholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only their obligations to the Bank debt, but also all outstanding business debt, without liquidating the collateral, based on historical earnings or reliable projections.

Commercial Term Loans

The Bank finances small and middle-market businesses in a wide spectrum of industries throughout California. The Bank offers term loans for a variety of needs, including loans for working capital, purchases of equipment, machinery or inventory, business acquisitions, renovation of facilities, and refinancing of existing business-related debts. These loans have repayment terms of up to seven years.

Commercial Lines of Credit

The Bank offers lines of credit for a variety of short-term needs, including lines of credit for working capital, account receivable and inventory financing, and other purposes related to business operations. Commercial lines of credit usually have a term of 12 months or less.

SBA Loans

The Bank originates loans qualifying for guarantees issued by the United States SBA, an independent agency of the Federal government. The SBA guarantees on such loans currently range from 75 percent to 85 percent of the principal and accrued interest. Under certain circumstances, the guarantee of principal and interest may be less than 75 percent. In general, the guaranteed percentage is less than 75 percent for loans over $1.3 million. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the loan is secured by a first deed of trust on real property, the Bank obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from five to twenty years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.

The Bank generally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA guaranteed loans that it originates. During the fourth quarter of 2007 and 2006, the Bank also sold the unguaranteed portion of some SBA loans. When the Bank sells a SBA loan, it has a right to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. The Bank retains the right to service the SBA loans, for which it receives servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2007, the

Bank had $118.5 million of SBA loans in its portfolio, and was servicing $258.5 million of SBA loans sold to investors.

International Trade Finance

The Bank offers a variety of international finance and trade services and products, including letters of credit, import financing (trust receipt financing and bankers’ acceptances) and export financing. Although most of our trade finance activities are related to trade with Asian countries, all of our loans are made to companies domiciled in the United States. A substantial portion of this business involves California-based customers engaged in import activities.

Consumer Loans

Consumer loans are extended for a variety of purposes, including automobile loans, secured and unsecured personal loans, home improvement loans, home equity lines of credit (“HELOCs”), overdraft protection loans, unsecured lines of credit and credit cards. Management assesses the borrower’s creditworthiness and ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Most of the Bank’s loans to individuals are repayable on an installment basis.

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

Off-Balance Sheet Commitments

As part of its service to its small- to medium-sized business customers, the Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit or standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

Lending Procedures and Loan Limits

Loan applications may be approved by the Board of Directors’ Loan Committee, or by the Bank’s management or lending officers to the extent of their lending authority. Individual lending authority is granted to the Chief Credit Officer, the Deputy Chief Credit Officer, Senior Credit Officers and certain additional officers, including Branch Managers and the line managers to whom they report. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to the Bank’s Management Credit Committee and, for those in excess of the Management Credit Committee’s approval limits, to the Board of Directors’ Loan Committee.

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of shareholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent on a secured basis. At December 31, 2007, the Bank’s authorized legal lending limits for loans to one borrower were $56.6 million for unsecured loans plus an additional $37.8 million for specific secured loans. However, the Bank has established internal loan limits that are lower than the legal lending limits.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. The review of each loan application includes analysis of the applicant’s experience, prior credit history, income level, cash flow, financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and/or audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are reviewed by an Appraisal Review Officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the USPAP.

Allowance for Loan Losses, Allowance for Off-Balance Sheet Items and Provision for Credit Losses

The Bank maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing economic conditions. In addition, the Bank maintains an allowance for off-balance sheet items associated with unfunded commitments and letters of credit, which is included in other liabilities on the Consolidated Balance Sheets.

The Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses on a quarterly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The DFI and/or the Board of Governors of the Federal Reserve System (the “FRB”) may require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

Deposits

The Bank raises funds primarily through its network of branches. The Bank attracts deposits by offering a wide variety of transaction and term accounts and personalized customer service. Accounts offered include business and personal checking accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts and certificates of deposit.

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

Employees

As of December 31, 2007, the Bank had 612 full-time employees and 15 part-time employees and Chun-Ha and All World had 31 full-time employees and 1 part-time employee. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

Insurance

We maintain financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain litigation and other losses.

Competition

The banking and financial services industry in California generally, and in the Bank’s market areas specifically, are highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulation, changes in technology and product delivery systems, new competitors in the market, and the accelerating pace of consolidation among financial service providers. We compete for loans, deposits and customers with other commercial banks, savings institutions, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

Among the advantages that the major banks have over the Bank is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many of the major commercial banks operating in the Bank’s service areas offer specific services (for instance, trust services) that are not offered directly by the Bank. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than the Bank does.

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

The Bank’s major competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. Amongst these banks, the Bank is the largest, with a loan portfolio that is 41.8 percent larger than its nearest competitor’s loan portfolio, and a deposit portfolio that is 60.6 percent larger than its nearest competitor’s deposit portfolio. These banks compete for loans primarily through the interest rates and fees they charge and the convenience and quality of service they provide to borrowers. The principal bases of competition for deposits are the interest rate paid, convenience and service.

In order to compete with other financial institutions in its service area, the Bank relies principally upon local promotional activity, including advertising in the local media, personal contacts, direct mail and specialized services. The Bank’s promotional activities emphasize the advantages of dealing with a locally owned and headquartered institution attuned to the particular needs of the community.

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

Our business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

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

Hanmi Financial

As a bank and financial holding company, we are subject to regulation and examination by the FRB under the BHCA. Accordingly, we are subject to the FRB’s authority to:

•	require periodic reports and such additional information as the FRB may require.

•	require us to maintain certain levels of capital. See “Capital Standards.”

•	require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations or both.

•	terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary.

•	regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations.

•	approve acquisitions and mergers with other banks or savings institutions and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

Non-Banking and Financial Activities

Subject to certain prior notice or FRB approval requirements, bank holding companies may engage in any, or acquire shares of companies engaged in, those non-banking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Hanmi Financial may engage in these non-banking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior FRB approval pursuant to its election to become a financial holding company. Pursuant to the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. Chun-Ha and All World qualify as financial subsidiaries under the GLBA.

Hanmi Financial is also a bank holding company within the meaning of the California Financial Code. As such, Hanmi Financial and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Securities Registration

Our securities are registered with the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Sarbanes-Oxley Act

We are subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

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

The Bank

As a California chartered bank, the Bank is subject to primary supervision, periodic examination, and regulation by the DFI and by the FRB as the Bank’s primary federal regulator. As a member bank, the Bank is a stockholder of the Federal Reserve Bank of San Francisco (the “Reserve Bank”). If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•	direct an increase in capital;

•	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions;

•	enter into informal nonpublic or formal public memoranda of understanding or written agreements; enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action;

•	remove officers and directors and assess civil monetary penalties; and

•	take possession and close and liquidate the Bank.

Permissible Activities and Subsidiaries

California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “non-banking” activities commonly conducted by national banks in operating subsidiaries, and, further, pursuant to the GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. Presently, none of the Bank’s subsidiaries are financial subsidiaries.

In September, 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided in the GLBA for securities activities that banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. The FRB’s final Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which will not be effective until 2009, are not expected to have a material effect on the current securities activities that the Bank currently conducts for customers.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994, bank holding companies and banks generally have the ability to acquire or merge with banks in other states; and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home states. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently has no interstate branches.

Federal Home Loan Bank System

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2007, the Bank was in compliance with these requirements.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to Hanmi Financial. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends without the prior approval of the DFI or the FRB. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the Federal Prompt Corrective Action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” for a further discussion of restrictions on the Bank’s ability to pay dividends to Hanmi Financial.

Capital Standards

At December 31, 2007, Hanmi Financial and the Bank’s capital ratios exceed the minimum percentage requirements for “well capitalized” institutions. See “Notes to Consolidated Financial Statements, Note 14 — Regulatory Matters.”

The Federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks that are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions that are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier 1 capital” includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent.

An institution’s risk-based capital, leverage capital and tangible capital ratios together determine the institution’s capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.0 percent or more; its Tier 1 capital to risk-weighted assets ratio is 6.0 percent or more; and its Tier 1 capital to adjusted total average assets ratio is 5.0 percent or more.

As of December 31, 2007, the regulatory capital guidelines and the actual capital ratios for Hanmi Financial and the Bank were as follows:

			Actual as of
	Requirement		December 31, 2007

	Adequately	Well	Hanmi	Hanmi
	Capitalized	Capitalized	Bank	Financial

Total Risk-Based Capital Ratio	8.0%	10.0%	10.59%	10.65%
Tier 1 Risk-Based Capital Ratio	4.0%	6.0%	9.34%	9.40%
Tier 1 Leverage Capital Ratio	4.0%	5.0%	8.47%	8.52%

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking

Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008, is optional for others, and must be complied with in a “parallel run” for two years along with the existing Basel I standards. A separate rule is expected to be released and issued in final by the Federal regulatory agencies in 2008, which will offer U.S. banks that will not adopt Basel II an alternative “standardized approach under Basel II” option and address concerns that the Basel II framework may offer significant competitive advantages for the largest U.S. and international banks. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks. Further proposals and revisions to the Basel II framework may also occur in response to recent adverse liquidity and securitization market developments.

The FDI Act gives the Federal banking agencies the additional broad authority to take “prompt corrective action” to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan. The Federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

FDIC Insurance

Through the Deposit Insurance Fund (“DIF”), the FDIC insures the Bank’s customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The Federal Deposit Insurance Reform Act of 2006 (“FDIRA”) and implementing regulations provide for changes in the formula and factors to be considered by the FDIC in calculating the FDIC reserve ratio, assessments and dividends, including business line concentrations and risk of failure and severity of loss in the event of failure. It is unclear whether the FDIC may need to increase assessments in the near term or longer term to address the risks and costs of any increase in bank failures.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of a bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DFI.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•	a bank or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10 percent of any class of voting securities);

•	any company controlled by any such executive officer, director or shareholder; or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Such loans and leases:

•	must comply with loan-to-one-borrower limits;

•	require prior full board approval when aggregate extensions of credit to the person exceed specified amounts;

•	must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders;

•	must not involve more than the normal risk of repayment or present other unfavorable features; and

•	in the aggregate limit not exceed the bank’s unimpaired capital and unimpaired surplus.

California has laws and the DFI has regulations that adopt and apply Regulation O to the Bank.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies where the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

•	prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts;

•	limit such loans and investments to or in any affiliate individually to 10 percent of the Bank’s capital and surplus;

•	limit such loans and investments to all affiliate in the aggregate to 20 percent of the Bank’s capital and surplus; and

•	require such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with nonaffiliated parties.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act prompt corrective action provisions and the supervisory authority of the Federal and state banking agencies.

USA PATRIOT Act and Anti-Money Laundering Compliance

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for Hanmi Financial and the Bank.

Consumer Laws

The Bank and Hanmi Financial are subject to many Federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

•	The Home Ownership and Equity Protection Act of 1994 (“HOEPA), which requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

•	Privacy policies required by Federal and state banking laws and regulations, which limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.

•	The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (“the FACT Act”), which requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

•	The Equal Credit Opportunity Act (“ECOA”), which generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

•	The Truth in Lending Act (“TILA”), which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

•	The Fair Housing Act, which regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

•	The CRA, which requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the Federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices and further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In its last examination for CRA compliance, as of October 10, 2006, the Bank was rated “Outstanding.”

•	The Home Mortgage Disclosure Act (“HMDA”), which includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•	The Real Estate Settlement Procedures Act (“RESPA”), which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

•	The National Flood Insurance Act, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

Regulation of Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, Federal and self-regulatory bodies. Chun-Ha and All World are subject to the licensing and supervisory authority of the California Commissioner of Insurance.

Item 1A.	Risk Factors

Together with the other information on the risks we face and our management of risk contained in this Annual Report or in our other SEC filings, the following presents significant risks that may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

Changes in economic conditions could materially hurt our business.  Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions could result in the following consequences:

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	low cost or non-interest bearing deposits may decrease; and

•	collateral for loans made by us, especially real estate, may decline in value.

Recent negative developments in the financial industry and U.S. and global credit markets may affect our operations and results.  Negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets generally and the expectation of a general economic downturn beginning in 2008. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new Federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could negatively affect our operations by restricting our business operations, including our ability to originate or sell loans, and adversely affect our financial performance.

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

Our concentrations in commercial real estate loans located primarily in Southern California could have adverse effects on credit quality.  Approximately 30.7 percent of the Bank’s loan portfolio consists of commercial real estate and construction loans, primarily in Southern California. Because of this concentration, a deterioration of the Southern California commercial real estate market could have adverse consequences for the Bank. Among the factors that could contribute to such a decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.

Our earnings are affected by changing interest rates.  Changes in interest rates affect the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on our financial condition and results of operations.

If we cannot attract deposits, our growth may be inhibited.  Our ability to increase our asset base depends in large part on our ability to attract additional deposits at favorable rates. We seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets. We cannot assure you that these efforts will be successful.

We must manage our funding resources to enable us to meet our ongoing operations costs and our deposit and borrowing obligations as they come due.  Liquidity is essential to our business and any inability to raise funds could have a substantial negative effect on our liquidity. Sources of funds to meet our operating needs and obligations include deposits; interest and fee income on loans and other products and services; earnings on our investment securities portfolio; revenue from the sale or securitization of loans; new capital infusions and borrowings, such as from the Federal Home Loan Banks. Adverse regulatory developments or a decline in our financial condition or a decline in financial market conditions generally, such as the recent turmoil faced by depository financial institutions in the domestic and worldwide credit markets, could have a significant impact on our ability to meet our liquidity needs, including our ability to attract deposits in an increasingly competitive environment.

We may not be able to pay dividends in the future.  A substantial source of Hanmi Financial’s income from which we pay Hanmi Financial obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. As a result of our net loss for 2007 after the goodwill impairment charge and the increased provision for credit losses, the Bank must obtain the prior approval of the DFI and the FRB in order to pay dividends to Hanmi Financial. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our outstanding common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a further discussion of restrictions on the Bank’s ability to pay dividends to Hanmi Financial.

Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.  We are required by Federal regulatory authorities to maintain adequate levels of capital to support our operations. We believe that our existing capital resources will satisfy our capital requirements for the foreseeable future and will be sufficient to offset any problem assets. However, should our asset quality erode and require significant additional provision, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

The short-term and long-term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.  As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

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

If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain losses.  A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our financial condition and results of operations. As described herein, the Bank substantially increased its provision for credit losses in 2007, as compared to 2006 and 2005, as a result of increases in historical loss factors, increased charge-offs and migration of more loans into more adverse risk categories.

Failure to manage our growth may adversely affect our performance.  Our financial performance and profitability depend on our ability to manage our recent and possible future growth. Future acquisitions and our continued growth may present operating, integration and other issues that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.  The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.  We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

Negative publicity could damage our reputation.  Reputation risk, or the risk to our earnings and capital from negative publicity or public opinion, is inherent in our business. Negative publicity or public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or perceived conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Our stock price can be volatile due to many factors.  Our stock price can fluctuate widely in response to a variety of factors, in addition to those described above, including:

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	new technology used, or services offered, by our competitors;

•	natural disasters, such as earthquakes; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. The office is leased pursuant to a five-year term, which expires on November 30, 2008.

The following table sets forth information about our offices:

Owned/
Office	Type of Office	Address	City/State	Leased

Corporate Headquarters	Headquarters(1)	3660 Wilshire Boulevard, Penthouse Suite A	Los Angeles, CA	Leased
Cerritos Branch	Branch	11754 East Artesia Boulevard	Artesia, CA	Leased
Downtown Branch	Branch	950 South Los Angeles Street	Los Angeles, CA	Leased
Fashion District Branch	Branch	726 East 12th Street, Suite 211	Los Angeles, CA	Leased
Fullerton Branch	Branch	5245 Beach Boulevard	Buena Park, CA	Leased
Garden Grove Branch	Branch	9820 Garden Grove Boulevard	Garden Grove, CA	Owned
Gardena Branch	Branch	2001 West Redondo Beach Boulevard	Gardena, CA	Leased
Irvine Branch	Branch	14474 Culver Drive, Suite D	Irvine, CA	Leased
Koreatown Galleria Branch	Branch	3250 West Olympic Boulevard, Suite 200	Los Angeles, CA	Leased
Koreatown Plaza Branch	Branch(2)	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
Mid-Olympic Branch	Branch(3)	3099 West Olympic Boulevard	Los Angeles, CA	Owned
Olympic Branch	Branch(4)	3737 West Olympic Boulevard	Los Angeles, CA	Owned
Rancho Cucamonga Branch	Branch	9759 Baseline Road	Rancho Cucamonga, CA	Leased
Rowland Heights Branch	Branch	18720 East Colima Road	Rowland Heights, CA	Leased
San Diego Branch	Branch	4637 Convoy Street, Suite 101	San Diego, CA	Leased
San Francisco Branch	Branch	1491 Webster Street	San Francisco, CA	Leased
Silicon Valley Branch	Branch	2765 El Camino Real	Santa Clara, CA	Leased
South Cerritos Branch	Branch	11900 South Street, Suite 109	Cerritos, CA	Leased
Torrance Branch	Branch	2370 Crenshaw Boulevard, Suite H	Torrance, CA	Leased
Van Nuys Branch	Branch	14427 Sherman Way	Van Nuys, CA	Leased
Vermont Branch	Branch(5)	933 South Vermont Avenue	Los Angeles, CA	Owned
West Garden Grove Branch	Branch	9122 Garden Grove Boulevard	Garden Grove, CA	Owned
West Torrance Branch	Branch	21838 Hawthorne Boulevard	Torrance, CA	Leased
Western Branch	Branch	120 South Western Avenue	Los Angeles, CA	Leased
Wilshire Branch	Main Branch(6)	3660 Wilshire Boulevard, Suite 103	Los Angeles, CA	Leased
Commercial Loan Department	Loan Office(1)	3660 Wilshire Boulevard, Suite 1050	Los Angeles, CA	Leased
SBA Loan Department	Loan Office(1)	3327 Wilshire Boulevard	Los Angeles, CA	Leased
Atlanta LPO	Loan Office(1)	3585 Peachtree Industrial Boulevard, Suite 144	Duluth, GA	Leased
Chicago LPO	Loan Office(1)	6200 North Hiawatha, Suite 235	Chicago, IL	Leased
Dallas LPO	Loan Office(1)	2711 LBJ Freeway, Suite 114	Farmers Branch, TX	Leased
Denver LPO	Loan Office(1)	3033 South Parker Road, Suite 340	Aurora, CO	Leased
Northern California LPO	Loan Office(1)	39899 Balentine Drive, Suite 200	Newark, CA	Leased
Northwest Region LPO	Loan Office(1)	3500 108th Avenue Northeast, Suite 280	Bellevue, WA	Leased
Virginia LPO	Loan Office(1)	7535 Little River Turnpike, Suite 200B	Annandale, VA	Leased
Chun-Ha Insurance Services	Headquarters(1)	12912 Brookhurst Street, Suite 480	Garden Grove, CA	Leased
Chun-Ha Insurance Services	Insurance Office(1)	3225 Wilshire Boulevard, Suite 1806	Los Angeles, CA	Leased
All World Insurance Services	Headquarters(1)	12912 Brookhurst Street, Suite 480	Garden Grove, CA	Leased

(1)	Deposits are not accepted at this facility.

(2)	Residential Mortgage Center is also located at this facility.

(3)	Auto Loan Center and Consumer Loan Center are also located at this facility.

(4)	Training Facility is also located at this facility.

(5)	Administrative offices are also located at this facility.

(6)	International Finance Department is also located at this facility.

Hanmi Financial and its subsidiaries consider their present facilities to be sufficient for their current operations.

Item 3.	Legal Proceedings

From time to time, Hanmi Financial and its subsidiaries are parties to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of Hanmi Financial and its subsidiaries. In the opinion of management, the resolution of any such issues would not have a material adverse impact on the financial condition, results of operations, or liquidity of Hanmi Financial or its subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to stockholders for a vote.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported by NASDAQ under the symbol “HAFC.”

	High	Low	Cash Dividend

2007:
Fourth Quarter	$16.70	$8.39	$0.06 per share
Third Quarter	$17.39	$14.04	$0.06 per share
Second Quarter	$19.50	$15.74	$0.06 per share
First Quarter	$23.18	$18.58	$0.06 per share
2006:
Fourth Quarter	$22.88	$18.89	$0.06 per share
Third Quarter	$20.00	$18.13	$0.06 per share
Second Quarter	$20.46	$17.09	$0.06 per share
First Quarter	$19.95	$17.04	$0.06 per share

Holders

Hanmi Financial had 347 registered stockholders of record as of February 7, 2008.

Dividends

The ability of Hanmi Financial to pay dividends to our shareholders is directly dependent on the ability of the Bank to pay dividends to us. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its shareholders in an amount which exceeds the lesser of (a) the retained earnings of the bank or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period. As a result of the net loss incurred by the Bank in 2007, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. However, Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions. The Bank had retained earnings of $52.8 million as of December 31, 2007.

Similarly, the net loss for 2007 requires prior FRB approval of bank dividends in 2008 to Hanmi Financial. FRB Regulation H Section 208.5 provides that the Bank must obtain FRB approval to declare and pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. The Bank will seek prior approval from the DFI and the FRB to pay cash dividends to Hanmi Financial.

There can be no assurance when or if these approvals would be granted, or that, even if granted, the Board of Directors will continue to authorize cash dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2007 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights (b)	Reflected in Column (a))

	(a)	(b)

Equity Compensation Plans Approved By Security Holders	1,472,766	$15.33	2,879,000
Equity Compensation Plans Not Approved By Security Holders	—	$—	—

Total Equity Compensation Plans	1,472,766	$15.33	2,879,000

Performance Graph

The following graph shows a comparison of stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: 1) the NASDAQ Composite® (U.S.) Index; 2) the Standard and Poors (“S&P”) 500 Financials Index; and 3) the SNL Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The SNL Bank $1B-$5B Index was added to the graph this year to enhance comparisons of Hanmi Financial’s performance to other companies with similar market capitalizations. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

TOTAL RETURN PERFORMANCE

			December 31,

Index	Symbol	2002	2003	2004	2005	2006	2007

Hanmi Financial	HAFC	$100.00	$121.24	$223.44	$224.61	$286.92	$111.66
NASDAQ Composite	ˆ IXIC	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
S&P 500 Financials	S5FINL	$100.00	$127.92	$138.45	$143.61	$166.82	$132.05
SNL Bank $1B-$5B	—	$100.00	$135.99	$167.83	$164.97	$190.90	$139.06

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 25, 2006, the Board of Directors of Hanmi Financial authorized the repurchase of up to $50.0 million of common stock. The following are details on repurchases under this program for the fourth quarter of 2007:

	ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number (or
		(b) Average	(c) Total Number of Shares	Approximate Dollar
	(a )Total Number	Price Paid	(or Units) Purchased as	Value) of Shares (or Units)
	of Shares (or	per Share	Part of Publicly Announced	that May Yet Be Purchased
Period	Units) Purchased	(or Unit)	Plans or Programs	Under the Plans or Programs

Repurchases from October 1, 2007 to October 31, 2007	2,000	$16.57	2,000	$11,074,000
Repurchases from November 1, 2007 to November 30, 2007	1,060,400	$9.62	1,060,400	$798,000
Repurchases from December 1, 2007 to December 31, 2007	82,000	$9.34	82,000	$29,000

Total	1,144,400	$9.62	1,144,400

Item 6.	Selected Financial Data

The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five years ended December 31, 2007 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

		As of and for the Year Ended December 31,

(Dollars in thousands, except for per share data)	2007	2006	2005	2004	2003

SUMMARY STATEMENTS OF OPERATIONS:
Interest Income	$280,896	$260,189	$200,941	$135,554	$77,417
Interest Expense	128,693	106,429	62,111	32,617	20,796

Net Interest Income Before Provision for Credit Losses	152,203	153,760	138,830	102,937	56,621
Provision for Credit Losses	38,323	7,173	5,395	2,907	5,680
Non-Interest Income	40,006	36,963	31,450	26,211	20,022
Non-Interest Expenses	189,929	77,313	70,201	66,566	39,325

Income (Loss) Before Provision for Income Taxes	(36,043)	106,237	94,684	59,675	31,638
Provision for Income Taxes	24,477	40,588	36,455	22,975	12,425

NET INCOME (LOSS)	$(60,520)	$65,649	$58,229	$36,700	$19,213

SUMMARY BALANCE SHEETS:
Cash and Cash Equivalents	$122,398	$138,501	$163,477	$127,164	$62,595
Total Investment Securities	350,457	391,579	443,912	418,973	414,616
Net Loans(1)	3,241,097	2,837,390	2,469,080	2,234,842	1,248,399
Total Assets	3,983,746	3,725,243	3,414,252	3,104,188	1,787,139
Total Deposits	3,001,699	2,944,715	2,826,114	2,528,807	1,445,835
Total Liabilities	3,612,201	3,238,126	2,987,475	2,704,278	1,647,672
Total Stockholders’ Equity	371,545	487,117	426,777	399,910	139,467
Tangible Equity	257,537	273,159	209,028	178,791	137,424
Average Net Loans	3,049,775	2,721,229	2,359,439	1,912,534	1,103,765
Average Investment Securities	368,144	414,672	418,750	425,537	379,635
Average Interest-Earning Assets	3,494,758	3,214,761	2,871,564	2,387,412	1,538,820
Average Total Assets	3,882,891	3,602,181	3,249,190	2,670,701	1,623,214
Average Deposits	2,989,806	2,881,448	2,632,254	2,129,724	1,416,564
Average Borrowings	355,819	221,347	165,482	223,780	63,138
Average Interest-Bearing Liabilities	2,643,296	2,367,389	2,046,227	1,687,688	1,057,249
Average Stockholders’ Equity	492,637	458,227	417,813	293,313	132,369
Average Tangible Equity	275,036	242,362	198,527	143,262	130,252
PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(1.27)	$1.34	$1.18	$0.87	$0.68
Earnings (Loss) Per Share — Diluted	$(1.27)	$1.33	$1.17	$0.84	$0.67
Book Value Per Share(2)	$8.10	$9.93	$8.77	$8.11	$4.92
Tangible Book Value Per Share(3)	$5.62	$5.57	$4.30	$3.62	$4.85
Cash Dividends Per Share	$0.24	$0.24	$0.20	$0.20	$0.20
Common Shares Outstanding	45,860,941	49,076,613	48,658,798	49,330,704	28,326,820

(1)	Loans receivable, net of allowance for loan losses and deferred loan fees, and loans held for sale.

(2)	Total stockholders’ equity divided by common shares outstanding.

(3)	Tangible equity divided by common shares outstanding.

	As of and for the Year Ended December 31,

	2007	2006	2005	2004	2003

SELECTED PERFORMANCE RATIOS:
Return on Average Assets(4)	(1.56)%	1.82%	1.79%	1.37%	1.18%
Return on Average Stockholders’ Equity(5)	(12.28)%	14.33%	13.94%	12.51%	14.51%
Return on Average Tangible Equity (6)	(22.00)%	27.09%	29.33%	25.62%	14.75%
Net Interest Spread(7)	3.17%	3.59%	3.96%	3.75%	3.06%
Net Interest Margin(8)	4.36%	4.78%	4.83%	4.31%	3.68%
Efficiency Ratio(9)	98.81%	40.54%	40.86%	51.54%	51.31%
Dividend Payout Ratio(10)	(18.90)%	17.91%	16.95%	22.99%	29.41%
Average Stockholders’ Equity to Average Total Assets	12.69%	12.72%	12.86%	10.98%	8.15%
SELECTED CAPITAL RATIOS:
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	10.65%	12.55%	12.04%	11.98%	11.13%
Hanmi Bank	10.59%	12.28%	11.98%	11.80%	11.09%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	9.40%	11.58%	11.03%	10.93%	10.05%
Hanmi Bank	9.34%	11.31%	10.96%	10.75%	10.00%
Tier 1 Capital to Average Total Assets:
Hanmi Financial	8.52%	10.08%	9.11%	8.93%	7.80%
Hanmi Bank	8.47%	9.85%	9.06%	8.78%	7.75%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans(11)	1.66%	0.50%	0.41%	0.27%	0.68%
Non-Performing Assets to Total Assets(12)	1.37%	0.38%	0.30%	0.19%	0.48%
Net Loan Charge-Offs to Average Total Gross Loans	0.73%	0.17%	0.12%	0.19%	0.29%
Allowance for Loan Losses to Total Gross Loans	1.33%	0.96%	1.00%	1.00%	1.06%
Allowance for Loan Losses to Non-Performing Loans	80.05%	193.86%	246.40%	377.49%	154.13%

(4)	Net income (loss) divided by average total assets.

(5)	Net income (loss) divided by average stockholders’ equity.

(6)	Net income (loss) divided by average tangible equity.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets.

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Dividends declared per share divided by basic earnings (loss) per share.

(11)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(12)	Non-performing assets consist of non-performing loans and other real estate owned.

Non-GAAP Financial Measures

Return on Average Tangible Equity

Return on average tangible equity is supplemental financial information determined by a method other than in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Average tangible equity is calculated by subtracting average goodwill and average other intangible assets from average stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

		Year Ended December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Average Stockholders’ Equity	$492,637	$458,227	$417,813	$293,313	$132,369
Less Average Goodwill and Average Other Intangible Assets	(217,601)	(215,865)	(219,286)	(150,051)	(2,117)

Average Tangible Equity	$275,036	$242,362	$198,527	$143,262	$130,252

Return on Average Stockholders’ Equity	(12.28)%	14.33%	13.94%	12.51%	14.51%
Effect of Average Goodwill and Average Other Intangible Assets	(9.72)%	12.76%	15.39%	13.11%	0.24%

Return on Average Tangible Equity	(22.00)%	27.09%	29.33%	25.62%	14.75%

Tangible Book Value Per Share

Tangible book value per share is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	December 31,

(Dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003

Total Stockholders’ Equity	$371,545	$487,117	$426,777	$399,910	$139,467
Less Goodwill and Other Intangible Assets	(114,008)	(213,958)	(217,749)	(221,119)	(2,043)

Tangible Equity	$257,537	$273,159	$209,028	$178,791	$137,424

Book Value Per Share	$8.10	$9.93	$8.77	$8.11	$4.92
Effect of Goodwill and Other Intangible Assets	(2.48)	(4.36)	(4.47)	(4.49)	(0.07)

Tangible Book Value Per Share	$5.62	$5.57	$4.30	$3.62	$4.85

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2007, 2006 and 2005. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements because of certain factors discussed elsewhere in this Report. See “Item 1A. Risk Factors.”

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our consolidated financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.” Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

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

Loan Sales

We routinely sell SBA and residential mortgage loans to secondary market investors. When SBA guaranteed loans are sold, we generally retain the right to service these loans. We may record loan servicing assets when the benefits of servicing are expected to be more than adequate compensation to a servicer. We determine whether the benefits of servicing are expected to be more than adequate compensation to a servicer by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions (such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates) are also used in determining the value of the loan servicing assets. Loan servicing assets are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 4 — Servicing Assets” presented elsewhere herein.

Goodwill

We have goodwill, which represents the excess of purchase price over the fair value of net assets acquired, because of various business acquisitions. As of December 31, 2007 and 2006, goodwill was $107.1 million and $207.6 million, respectively, which resulted primarily from the acquisition of Pacific Union Bank (“PUB”) in 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit — our banking operations. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

During our annual assessment of goodwill during the fourth quarter of 2007, we recognized an impairment loss on goodwill of $102.9 million based on the decline in the market value of our common stock, which we believe reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks. Goodwill is discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 6 — Goodwill” presented elsewhere herein.

Overview

In 2007, total assets increased 6.9 percent, reflecting the weakening economy, compared to increases of 9.1 percent and 10.0 percent in 2006 and 2005. Total assets increased to $3,983.7 million at December 31, 2007 from $3,725.2 million and $3,414.3 million at December 31, 2006 and 2005, respectively. Net loans increased to $3,241.1 million at December 31, 2007 from $2,837.4 million and $2,469.1 million at December 31, 2006 and 2005, respectively. Total deposits increased to $3,001.7 million at December 31, 2007 from $2,944.7 million and $2,826.1 million at December 31, 2006 and 2005, respectively.

Effective January 2, 2007, we completed the acquisitions of Chun-Ha and All World, which had combined total assets of $3.9 million on the date of acquisition. The acquisitions were accounted for as purchases, so the operating results and assets and liabilities of Chun-Ha and All World are included from the acquisition date.

For the year ended December 31, 2007, we recognized a net loss of $60.5 million, as compared with net income of $65.6 million for the year ended December 31, 2006. Such loss in 2007 was mainly caused by a goodwill impairment charge of $102.9 million occasioned by the decline in the market value of our common stock that reflects, in part, recent turmoil in the financial markets. If we measure our operating results from our continuing operations without this impairment charge on a non-GAAP basis (as shown in the table below), we realized net income of $42.4 million, as compared with $65.6 million in 2006. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess our results from our core banking operations.

	Year Ended December 31, 2007

		Weighted-
	Income	Average	Per
	(Loss)	Shares	Share
(Dollars in thousands, except per share data)	(Numerator)	(Denominator)	Amount

GAAP Net Loss	$(60,520)	47,787,213	$(1.27)
Impairment Loss on Goodwill	102,891
Dilutive Securities — Options and Warrants		306,504	$2.15

Non-GAAP Net Income, Excluding Impairment Loss on Goodwill	$42,371	48,093,717	$0.88

The largest factor affecting our 2007 operating results was a $38.3 million provision for credit losses, which increased from $7.2 million and $5.4 million in 2006 and 2005, respectively. In the last quarter of 2007, the economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquency and defaults experienced by the Bank were substantially higher than historical levels. In response, the Bank has tightened its credit standards and significantly expanded its loan portfolio monitoring activities beyond the normal level of portfolio monitoring to attempt to identify potential weaknesses in performing loans. For loans with identified weaknesses, we have created individual action plans to mitigate, to the extent possible, such weaknesses. This effort resulted, in part, in additional downgrades in the classification of loans, primarily to “special mention.” For non-performing loans, we have enhanced our collection efforts, increased workout and collection personnel and created individual action plans to maximize, to the extent possible, collections on such loans. We will continue our monitoring of the loan portfolio until the Bank’s credit risk profile returns to a normalized level.

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities incurred to fund those assets. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. It also is affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Despite the growth in loans, net interest income in 2007 was essentially flat at $152.2 million compared to $153.8 million in 2006 due to compression in the net interest margin that was caused by the FRB lowering short-term interest rates and intense competition for loans and deposits in our niche markets. The Bank’s net interest margin was 4.36 percent in 2007, compared to 4.78 percent a year ago.

We generated substantial non-interest income from service charges on deposit accounts, charges and fees from international trade finance, and gains on sales of loans. For the year ended December 31, 2007, non-interest income was $40.0 million, an increase of $3.0 million, or 8.2 percent, over the 2006 non-interest income of $37.0 million. Such increase was mainly caused by an increase in insurance commissions from the operation of two insurance companies acquired in January 2007. For the year ended December 31, 2005, non-interest income was $31.5 million.

Non-interest expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses and data processing expenses. For the year ended December 31, 2007, non-interest expenses, excluding the goodwill impairment charge, were $87.0 million (as shown in the table below), an increase of $9.7 million, or 12.6 percent, over the 2006 non-interest expenses of $77.3 million. In 2007, the increase was primarily the result of $1.7 million of separation expenses for the retirement of our former Chief Executive Officer and additional operating expenses from two insurance companies acquired in January 2007. Our efficiency ratio, excluding the goodwill impairment charge, was 45.28 percent in 2007 (as shown in the table below), compared to 40.54 percent and 40.86 percent, in 2006 and 2005, respectively. Management believes the presentation of these financial measures excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess our results from our core banking operations.

	Year Ended December 31,

(In thousands)	2007	2006	2005

GAAP Total Non-Interest Expenses	$189,929	$77,313	$70,201
Deduct — Impairment Loss on Goodwill	(102,891)	—	—

Non-GAAP Total Non-Interest Expenses	$87,038	$77,313	$70,201

GAAP Efficiency Ratio	98.81%	40.54%	40.86%
Effect of Impairment Loss on Goodwill	(53.53)%	—	—

Non-GAAP Efficiency Ratio	45.28%	40.54%	40.86%

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

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated.

	Year Ended December 31,

	2007			2006			2005

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-Earning Assets:
Gross Loans, Net(1)	$3,080,544	$261,992	8.50%	$2,747,922	$239,075	8.70%	$2,382,230	$180,845	7.59%
Municipal Securities(2)	71,937	3,055	4.25%	72,694	3,087	4.25%	74,166	3,122	4.21%
Obligations of Other U.S. Government Agencies	116,701	4,963	4.25%	122,503	5,148	4.20%	102,703	4,002	3.90%
Other Debt Securities	179,506	8,436	4.70%	219,475	10,120	4.61%	241,881	10,271	4.25%
Equity Securities	26,228	1,413	5.39%	24,684	1,354	5.49%	23,571	1,107	4.70%
Federal Funds Sold	19,746	1,032	5.23%	27,410	1,402	5.11%	46,799	1,589	3.40%
Term Federal Funds Sold	96	5	5.21%	41	2	4.88%	—	—	—
Interest-Earning Deposits	—	—	—	32	1	4.04%	214	5	2.34%
Total Interest-Earning Assets	3,494,758	280,896	8.04%	3,214,761	260,189	8.09%	2,871,564	200,941	7.00%

Noninterest-Earning Assets:
Cash and Cash Equivalents	92,148			93,535			92,245
Allowance for Loan Losses	(30,769)			(26,693)			(22,791)
Other Assets	326,754			320,578			308,172

Total Noninterest-Earning Assets	388,133			387,420			377,626

Total Assets	$3,882,891			$3,602,181			$3,249,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$97,173	2,004	2.06%	$107,811	1,853	1.72%	$138,167	2,130	1.54%
Money Market Checking and NOW Accounts	452,825	15,446	3.41%	471,780	14,539	3.08%	539,678	12,964	2.40%
Time Deposits of $100,000 or More	1,430,603	75,516	5.28%	1,286,202	64,184	4.99%	959,904	31,984	3.33%
Other Time Deposits	306,876	15,134	4.93%	280,249	12,460	4.45%	242,996	7,114	2.93%
FHLB Advances and Other Borrowings	273,413	13,949	5.10%	138,941	6,977	5.02%	83,076	3,017	3.63%
Junior Subordinated Debentures	82,406	6,644	8.06%	82,406	6,416	7.79%	82,406	4,902	5.95%

Total Interest-Bearing Liabilities	2,643,296	128,693	4.87%	2,367,389	106,429	4.50%	2,046,227	62,111	3.04%

Noninterest-Bearing Liabilities:
Demand Deposits	702,329			735,406			751,509
Other Liabilities	44,629			41,159			33,641

Total Noninterest-Bearing Liabilities	746,958			776,565			785,150

Total Liabilities	3,390,254			3,143,954			2,831,377
Stockholders’ Equity	492,637			458,227			417,813

Total Liabilities and Stockholders’ Equity	$3,882,891			$3,602,181			$3,249,190

Net Interest Income		$152,203			$153,760			$138,830

Net Interest Spread(3)			3.17%			3.59%			3.96%

Net Interest Margin(4)			4.36%			4.78%			4.83%

(1)	Loans are net of deferred fees and related direct costs. Loan fees have been included in the calculation of interest income. Loan fees were $2.7 million, $4.8 million and $6.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Tax-exempt income, computed on a tax-equivalent basis using an effective marginal rate of 35 percent, was $4.7 million, $4.7 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Yields on tax-exempt income were 6.53 percent, 6.53 percent and 6.48 percent for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Income:
Gross Loans, Net	$28,391	$(5,474)	$22,917	$29,839	$28,391	$58,230
Municipal Securities	(32)	—	(32)	(63)	28	(35)
Obligations of Other U.S. Government Agencies	(246)	61	(185)	816	330	1,146
Other Debt Securities	(1,875)	191	(1,684)	(994)	843	(151)
Equity Securities	83	(24)	59	54	193	247
Federal Funds Sold	(400)	30	(370)	(807)	620	(187)
Term Federal Funds Sold	3	—	3	2	—	2
Interest-Earning Deposits	(1)	—	(1)	(10)	6	(4)

Total Interest Income	25,923	(5,216)	20,707	28,837	30,411	59,248

Interest Expense:
Savings	(196)	347	151	(503)	226	(277)
Money Market Checking and NOW Accounts	(601)	1,508	907	(1,773)	3,348	1,575
Time Deposits of $100,000 or More	7,481	3,851	11,332	13,068	19,132	32,200
Other Time Deposits	1,244	1,430	2,674	1,220	4,126	5,346
FHLB Advances and Other Borrowings	6,860	112	6,972	2,524	1,436	3,960
Junior Subordinated Debentures	—	228	228	—	1,514	1,514

Total Interest Expense	14,788	7,476	22,264	14,536	29,782	44,318

Change in Net Interest Income	$11,135	$(12,692)	$(1,557)	$14,301	$629	$14,930

For the years ended December 31, 2007 and 2006, net interest income was $152.2 million and $153.8 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2007 were 3.17 percent and 4.36 percent, respectively, compared to 3.59 percent and 4.78 percent, respectively, for the year ended December 31, 2006 and 3.96 percent and 4.83 percent, respectively, for the year ended December 31, 2005.

Average loans were $3.08 billion in 2007, as compared with $2.75 billion in 2006 and $2.38 billion in 2005, representing increases of 12.1 percent and 15.4 percent in 2007 and 2006, respectively. Average interest-earning assets were $3.49 billion in 2007, as compared with $3.21 billion in 2006 and $2.87 billion in 2005, representing increases of 8.7 percent and 12.0 percent in 2007 and 2006, respectively. In 2007, the majority of interest-earning assets growth was funded by a $108.4 million increase in average total deposits and a $134.5 million increase in FHLB advances and other borrowings. In 2006, the growth was funded primarily by a $249.2 million increase in average total deposits and a $55.9 million increase in FHLB advances and other borrowings. Total average interest-bearing liabilities grew by $275.9 million and $321.2 million, respectively, in 2007 and 2006.

The average yield on interest-earning assets slightly decreased to 8.04 percent in 2007, after a 109 basis point increase in 2006 to 8.09 percent from 7.00 percent in 2005. The strong competition for deposits in our local markets accelerated our average cost on interest-bearing liabilities to 4.87 percent in 2007, compared to 4.50 percent in 2006 and 3.04 percent in 2005, despite the FRB lowering rates by 100 basis points since September 2007. As a result, interest income grew 8.0 percent to $280.9 million for 2007, but was outpaced by a 20.9 percent increase in interest expense to $128.7 million. In 2006, interest income increased by

29.5 percent to $260.2 million from $200.9 million in 2005, but was outpaced by a 71.4 percent increase in interest expense to $106.4 million in 2006 from $62.1 million in 2005.

Our net interest income in 2007 was slightly lower at $152.2 million, compared to $153.8 million in 2006, as the modest growth in average interest-earning assets was offset by the FRB’s lowering of rates. In 2006, net interest income increased by 10.8 percent to $153.8 million from $138.8 million in 2005, due primarily to a 12.0 percent increase in average interest-earning assets.

Provision for Credit Losses

For the year ended December 31, 2007, the provision for credit losses was $38.3 million, compared to $7.2 million for the year ended December 31, 2006. The allowance for loan losses was 1.33 percent and 0.96 percent of total gross loans at December 31, 2007 and 2006, respectively. The increase in the provision for credit losses is attributable to increases in the loan portfolio, net charge-offs, non-performing loans and criticized and classified loans. The loan portfolio increased $403.7 million, or 14.2 percent, from $2,837.4 million at December 31, 2006 to $3,241.1 million at December 31, 2007. Net charge-offs increased $18.1 million, or 394.3 percent, from $4.6 million for the year ended December 31, 2006 to $22.6 million for the year ended December 31, 2007. Non-performing loans increased from $14.2 million, or 0.50 percent of total gross loans, as of December 31, 2006 to $54.5 million, or 1.66 percent of total gross loans, as of December 31, 2007. The $403.7 million, or 14.2 percent, increase in the loan portfolio and the $40.3 million, or 283.3 percent, increase in non-performing loans required the provision to increase to $38.3 million in 2007 from $7.2 million in 2006 to maintain the necessary allowance level.

For the year ended December 31, 2006, the provision for credit losses was $7.2 million, compared to $5.4 million for the year ended December 31, 2005, an increase of 33.0 percent. The allowance for loan losses was 0.96 percent and 1.00 percent of total gross loans at December 31, 2006 and 2005, respectively, with the increase in the dollar amount allowed for credit losses due to an increase in loan volume. This was primarily due to the overall decrease in historical loss factors on pass grade loans, while non-performing loans increased from $10.1 million, or 0.41 percent of total gross loans, as of December 31, 2005 to $14.2 million, or 0.50 percent of total gross loans, as of December 31, 2006. The $368.3 million, or 14.9 percent, increase in the loan portfolio and the $4.1 million, or 40.3 percent, increase in non-performing loans required the provision to increase to $7.2 million in 2006 from $5.4 million in 2005 to maintain the necessary allowance level.

Non-Interest Income

The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,

(In thousands)	2007	2006	2005

Service Charges on Deposit Accounts	$18,061	$17,134	$15,782
Insurance Commissions	4,954	770	651
Trade Finance Fees	4,493	4,567	4,269
Remittance Fees	2,049	2,056	2,122
Other Service Charges and Fees	2,527	2,359	2,496
Bank-Owned Life Insurance Income	933	879	845
Increase in Fair Value of Derivatives	683	1,074	1,105
Other Income	1,702	1,157	1,042
Gain on Sales of Loans	5,452	6,917	3,021
Gain on Sales of Other Real Estate Owned	226	48	—
Gain on Sales of Securities Available for Sale	—	2	117
Other-Than-Temporary Impairment Loss on Securities	(1,074)	—	—

Total Non-Interest Income	$40,006	$36,963	$31,450

We earn non-interest income from four major sources: service charges on deposit accounts, insurance commissions, fees generated from international trade finance and gain on sales of loans. For the year ended December 31, 2007, non-interest income was $40.0 million, an increase of 8.2 percent from $37.0 million for the year ended December 31, 2006. The overall increase in non-interest income for 2007 is primarily due to expansion in the Bank’s loan and deposit portfolios and higher insurance commissions due to the acquisition of two insurance agencies in January 2007, partially offset by lower gain on sales of loans and an other-than-temporary impairment loss on securities. For the year ended December 31, 2006, non-interest income was $37.0 million, an increase of 17.5 percent from $31.5 million for the year ended December 31, 2005. The overall increase in non-interest income for 2006 is primarily due to expansion in the Bank’s loan and deposit portfolios.

Service charges on deposit accounts increased $927,000, or 5.4 percent, in 2007 compared to 2006 and increased $1.4 million, or 8.6 percent, in 2006 compared to 2005. Service charge income on deposit accounts increased in 2007 and 2006 due to an increase in the number of accounts and an increase in demand deposit transaction volume. Average demand deposits decreased by 4.5 percent to $702.3 million in 2007 from $735.4 million in 2006 and decreased by 2.1 percent to $735.4 million in 2006 from $751.5 million in 2005.

Insurance commissions increased $4.2 million, or 543.4 percent, in 2007 compared to 2006 and increased $119,000, or 18.3 percent, in 2006 compared to 2005. Insurance commissions increased in 2007 due to the acquisition of two insurance agencies in January 2007.

Fees generated from international trade finance decreased by 1.6 percent from $4.6 million in 2006 to $4.5 million in 2007 and increased by 7.0 percent from $4.3 million in 2005 to $4.6 million in 2006. The decrease in 2007 is attributable primarily to decreased export letter of credit volume. The increase in 2006 is attributable primarily to increased export letter of credit volume and fee increases. Trade finance fees relate primarily to import and export letters of credit.

The changes in the fair value of derivatives are caused primarily by movements in the indexes to which interest rates on certain certificates of deposit are tied. In 2005, the Bank offered certificates of deposit tied to either the Standard & Poor’s 500 Index or a basket of Asian currencies. The Bank entered into swap transactions to hedge the market risk associated with such certificates of deposit. The swaps and the related derivatives embedded in the certificates of deposit are accounted for at fair value. The increases in the fair value of the swaps of $683,000, $1.1 million and $1.1 million recorded in non-interest income in 2007, 2006 and 2005, respectively, are partially offset by changes in the fair value of the embedded derivatives recorded in non-interest expenses.

Gain on sales of loans was $5.5 million in 2007, compared to $6.9 million in 2006 and $3.0 million in 2005, representing a decrease of 21.2 percent for the year ended December 31, 2007 and an increase of 129.0 percent for the year ended December 31, 2006. In 2007, the decrease in gain on sales of loans resulted from lower premiums, which decreased to 4.3 percent in 2007 compared to 5.3 percent in 2006. In 2006, the increase in gain on sales of loans resulted from increased sales activity in SBA loans, which was primarily due to increased loan production and sales efforts, including the sale of some of the unguaranteed portions of SBA loans. Generally, the guaranteed portion of a substantial percentage of SBA loans is sold in the secondary markets, and servicing rights are retained. During 2007, there were $116.6 million of SBA loans sold, compared to $110.7 million in 2006 and $50.6 million in 2005.

We periodically evaluate our investments for other-than-temporary impairment. We have investments in Community Reinvestment Act (“CRA”) preferred securities with an aggregate par value of $2.0 million as of December 31, 2007 and 2006. During the fourth quarter of 2007, based on an evaluation of the length of time and extent to which the estimated fair value of the CRA preferred securities had been less than their carrying value, and the financial condition and near-term prospects of the issuers, we recorded an other-than-temporary impairment charge of $1.1 million to write down the value of the CRA preferred securities to their estimated fair value.

Non-Interest Expenses

The following table sets forth the breakdown of non-interest expenses for the years indicated:

	Year Ended December 31,

(In thousands)	2007	2006	2005

Salaries and Employee Benefits	$47,036	$40,512	$36,839
Occupancy and Equipment	10,494	9,643	9,413
Data Processing	6,390	5,857	4,844
Advertising and Promotion	3,630	2,997	2,913
Supplies and Communications	2,592	2,391	2,556
Professional Fees	2,468	1,910	2,201
Amortization of Other Intangible Assets	2,324	2,379	2,785
Decrease in Fair Value of Embedded Option	233	582	748
Other Operating Expenses	11,871	11,042	8,411
Merger-Related Expenses	—	—	(509)
Impairment Loss on Goodwill	102,891	—	—

Total Non-Interest Expenses	$189,929	$77,313	$70,201

For the year ended December 31, 2007, non-interest expenses were $189.9 million, an increase of $112.6 million, or 145.7 percent, from $77.3 million for the year ended December 31, 2006. The increase in 2007 was primarily the result of an impairment loss on goodwill of $102.9 million. The remaining increase in 2007 was due to increases in compensation, occupancy and equipment expenses, and other operating expenses, as well as non-interest expenses of $3.6 million attributable to Chun-Ha and All World and $1.3 million attributable to the two new branches that opened during 2007. For the year ended December 31, 2006, non-interest expenses were $77.3 million, an increase of $7.1 million, or 10.1 percent, from $70.2 million for the year ended December 31, 2005. The increase in 2006 was primarily the result of higher compensation.

Salaries and employee benefits expenses for 2007 increased $6.5 million, or 16.1 percent, to $47.0 million from $40.5 million for 2006. Salaries and employee benefits expenses for 2006 increased $3.7 million, or 10.0 percent, to $40.5 million from $36.8 million for 2005. The increase in 2007 was due to $2.4 million attributable to Chun-Ha and All World, $1.7 million of separation expenses for our former Chief Executive Officer’s retirement, $521,000 attributable to the two new branches that opened during 2007, $370,000 of additional share-based compensation reflecting stock options granted, annual salary increases and an increase in the average number of employees. Average headcount was 623, 589 and 535 in 2007, 2006 and 2005, respectively, representing increases of 5.8 percent, 10.1 percent and 6.4 percent, respectively, over the prior years. The increase in 2006 was due primarily to annual salary increases, additional share-based compensation reflecting stock options granted and an increase in the average number of employees.

Occupancy and equipment expenses for 2007 increased $851,000, or 8.8 percent, to $10.5 million from $9.6 million for 2006. Occupancy and equipment expenses for 2006 increased $230,000, or 2.4 percent, to $9.6 million from $9.4 million for 2005. The increase in 2007 was due to $476,000 attributable to the two new branches that opened during 2007, $194,000 attributable to Chun-Ha and All World, and additional office space leased. The increase in 2006 was due to additional office space leased.

Other operating expenses were $11.9 million for 2007, compared to $11.0 million for 2006, representing an increase of $829,000, or 7.5 percent. The increase is primarily attributable to an increase in the amortization of loan servicing assets. Other operating expenses were $11.0 million for 2006, compared to $8.4 million for 2005, representing an increase of $2.6 million, or 31.3 percent. The increase is primarily attributable to a $534,000 operating loss related to an international trade transaction, amortization expense of $879,000 related to the termination in the fourth quarter of 2005 of interest rate swaps that had unrealized losses aggregating $2.1 million, and a $355,000 impairment charge to adjust the loan servicing asset to fair value.

During our annual assessment of goodwill during the fourth quarter of 2007, we concluded that we had an impairment of goodwill based on the decline in the market value of our common stock, which we believe reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks. The fair value was determined based on a weighted distribution of values derived from three different approaches: market approach, market capitalization approach, and income approach. Based on this assessment, we concluded that $102.9 million of the related goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2007. As of December 31, 2007 and 2006, goodwill was $107.1 million and $207.6 million, respectively, which resulted primarily from the acquisition of PUB in 2004.

Income Taxes

For the year ended December 31, 2007, income taxes of $24.5 million were recognized on pre-tax losses of $36.0 million, representing an effective tax rate of 67.9 percent, compared to income taxes of $40.6 million recognized on pre-tax income of $106.2 million, representing an effective tax rate of 38.2 percent, for 2006, and income taxes of $36.5 million recognized on pre-tax income of $94.7 million, representing an effective tax rate of 38.5 percent, for 2005. The effective tax rate for 2007 includes a $102.9 million impairment loss on goodwill, which is not deductible for tax purposes.

During 2007, we made investments in various tax credit funds totaling $5.8 million and recognized $775,000 of income tax credits earned from qualified low-income housing investments. We recognized an income tax credit of $659,000 for the tax year 2006 from $4.8 million in such investments and recognized an income tax credit of $673,000 for the tax year 2005 from $5.9 million in such investments. We intend to continue to make such investments as part of an effort to lower the effective tax rate and to meet our community reinvestment obligations under the CRA.

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

Most of our temporary differences involve recognizing more expenses in our financial statements than we have been allowed to deduct for taxes, and therefore we normally have a net deferred tax asset. At December 31, 2007 and 2006, we had net deferred tax assets of $18.5 million and $13.1 million, respectively.

Financial Condition

Loan Portfolio

Total gross loans increased by $419.1 million, or 14.6 percent, in 2007. Total gross loans represented 82.5 percent of total assets at December 31, 2007, compared with 77.0 percent and 73.2 percent at December 31, 2006 and 2005, respectively.

Commercial and industrial loans were $2,094.7 million and $1,726.4 million at December 31, 2007 and 2006, respectively,

representing 63.7 percent and 60.2 percent, respectively, of the total loan portfolio. Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity of three to five years and are extended to finance the purchase of business entities, owner-occupied commercial property, business equipment, leasehold improvements or for permanent working capital. SBA guaranteed loans usually have a longer maturity (five to twenty years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location and their current and target markets.

Real estate loans were $1,101.9 million and $1,041.4 million at December 31, 2007 and 2006, respectively, representing 33.5 percent and 36.3 percent, respectively, of the total loan portfolio. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are investor-owned, but may be for user-owned purposes. Underwriting guidelines include, among other things, an appraisal in conformity with the USPAP, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount of Loans Outstanding as of December 31,

(In thousands)	2007	2006	2005	2004	2003

Real Estate Loans:
Commercial Property	$795,675	$757,428	$733,650	$783,539	$397,853
Construction	215,857	202,207	152,080	92,521	43,047
Residential Property(1)	90,375	81,758	88,442	80,786	58,477

Total Real Estate Loans	1,101,907	1,041,393	974,172	956,846	499,377

Commercial and Industrial Loans:
Commercial Term Loans	1,599,853	1,202,612	945,210	754,108	433,398
Commercial Lines of Credit	256,978	225,630	224,271	201,940	120,856
International Loans	119,360	126,561	106,520	95,936	65,040
SBA Loans(2)	118,528	171,631	155,491	166,285	91,717

Total Commercial and Industrial Loans	2,094,719	1,726,434	1,431,492	1,218,269	711,011

Consumer Loans(3)	90,449	100,121	92,154	87,526	54,878

Total Gross Loans	$3,287,075	$2,867,948	$2,497,818	$2,262,641	$1,265,266

(1)	As of December 31, 2007, 2006, 2005, 2004 and 2003, loans held for sale totaling $310,000, $630,000, $0, $0 and $0, respectively, were included at the lower of cost or fair value.

(2)	As of December 31, 2007, 2006, 2005, 2004 and 2003, loans held for sale totaling $6.0 million, $23.2 million, $0, $3.9 million and $25.5 million, respectively, were included at the lower of cost or market.

(3)	Consumer loans includes HELOCs.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans as of December 31,

	2007	2006	2005	2004	2003

Real Estate Loans:
Commercial Property	24.2%	26.4%	29.4%	34.6%	31.4%
Construction	6.6%	7.1%	6.1%	4.1%	3.4%
Residential Property	2.7%	2.8%	3.5%	3.6%	4.7%

Total Real Estate Loans	33.5%	36.3%	39.0%	42.3%	39.5%

Commercial and Industrial Loans:
Commercial Term Loans	48.7%	41.9%	37.8%	33.3%	34.3%
Commercial Lines of Credit	7.8%	7.9%	9.0%	8.9%	9.6%
International Loans	3.6%	4.4%	4.3%	4.3%	5.1%
SBA Loans	3.6%	6.0%	6.2%	7.3%	7.2%

Total Commercial and Industrial Loans	63.7%	60.2%	57.3%	53.8%	56.2%

Consumer Loans	2.8%	3.5%	3.7%	3.9%	4.3%

Total Gross Loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,

(In thousands)	2007	2006

Commitments to Extend Credit	$524,349	$578,347
Commercial Letters of Credit	52,544	65,158
Standby Letters of Credit	48,071	48,289
Unused Credit Card Lines	18,622	17,031

Total Undisbursed Loan Commitments	$643,586	$708,825

The table below shows the maturity distribution and repricing intervals of outstanding loans as of December 31, 2007. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $54.3 million.

		After One
	Within	But Within	After
(In thousands)	One Year	Five Years	Five Years	Total

Real Estate Loans:
Commercial Property	$390,407	$245,020	$160,248	$795,675
Construction	215,857	—	—	215,857
Residential Property	22,881	40,656	26,838	90,375

Total Real Estate Loans	629,145	285,676	187,086	1,101,907

Commercial and Industrial Loans:
Commercial Term Loans	875,340	325,428	399,085	1,599,853
Commercial Lines of Credit	256,978	—	—	256,978
International Loans	119,360	—	—	119,360
SBA Loans	108,413	1,338	8,777	118,528

Total Commercial and Industrial Loans	1,360,091	326,766	407,862	2,094,719

Consumer Loans	61,538	28,862	49	90,449

Total Gross Loans	$2,050,774	$641,304	$594,997	$3,287,075

Loans With Predetermined Interest Rates	$117,175	$619,110	$590,680	$1,326,965
Loans With Variable Interest Rates	$1,933,599	$22,194	$4,317	$1,960,110

As of December 31, 2007, there were $389.7 million of loans, or 11.9 percent of total gross loans, to borrowers who were involved in the accommodation/hospitality industry, and $336.9 million of loans, or 10.2 percent of total gross loans, to borrowers operating gasoline stations. There was no other concentration of loans to any one type of industry exceeding ten percent of total gross loans outstanding.

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

Non-performing loans were $54.5 million at December 31, 2007, compared to $14.2 million and $10.1 million at December 31, 2006 and 2005, respectively, representing a 283.3 percent increase in 2007 and a 40.3 percent increase in 2006. Total gross loans increased by 14.6 percent in 2007 over 2006 and 14.8 percent in 2006 over 2005. As a result, the ratio of non-performing loans to total gross loans increased to 1.66 percent at December 31, 2007 from 0.50 percent at December 31, 2006, and increased to 0.50 percent at December 31, 2006 from 0.41 percent at December 31, 2005. As of December 31, 2007, we had $287,000 of OREO. There was no OREO as of December 31, 2006.

Except for non-performing loans set forth below and loans disclosed as impaired, our management is not aware of any loans as of December 31, 2007 and 2006 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Our management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of December 31 for the years indicated:

	December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$2,684	$246	$—	$—	$527
Construction	24,118	—	—	—	—
Residential Property	1,490	—	474	112	1,126
Commercial and Industrial Loans	25,729	13,862	9,574	5,510	6,398
Consumer Loans	231	105	74	184	53

Total Non-Accrual Loans	54,252	14,213	10,122	5,806	8,104

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Real Estate Loans:
Commercial Property	—	—	—	—	557
Commercial and Industrial Loans	150	—	—	169	—
Consumer Loans	77	2	9	39	—

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	227	2	9	208	557

Total Non-Performing Loans	54,479	14,215	10,131	6,014	8,661
Other Real Estate Owned	287	—	—	—	—

Total Non-Performing Assets	$54,766	$14,215	$10,131	$6,014	$8,661

Non-Performing Loans as a Percentage of Total Gross Loans	1.66%	0.50%	0.41%	0.27%	0.68%
Non-Performing Assets as a Percentage of Total Assets	1.37%	0.38%	0.30%	0.19%	0.48%

Non-accrual loans at December 31, 2007 included a $17.0 million construction loan for low-income housing that is fully collateralized and participated in by the local government. The downgrade of this loan relates to project cost overruns and construction delays. Despite these setbacks, we anticipate the project being completed and our loan being repaid without a loss to the Bank.

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

	December 31,

(Dollars in thousands)	2007		2006		2005		2004		2003

Allowance for Loan	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Losses Applicable To	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable

Real Estate Loans:
Commercial Property	$2,269	$795,675	$2,101	$757,428	$2,043	$733,650	$1,854	$783,539	$374	$397,853
Construction	3,478	215,857	586	202,207	475	152,080	349	92,521	427	43,047

Residential Property(1)	32	90,065	19	81,128	19	87,377	155	80,786	191	58,477

Total Real Estate Loans	5,779	1,101,597	2,706	1,040,763	2,537	973,107	2,358	956,846	992	499,377
Commercial and Industrial Loans(1)	36,011	2,088,694	23,099	1,703,194	21,035	1,431,492	19,051	1,214,419	11,376	685,557
Consumer Loans	1,821	90,449	1,752	100,121	1,391	92,154	1,293	87,526	846	54,878
Unallocated	—	—	—	—	—	—	—	—	135	—

Total	$43,611	$3,280,740	$27,557	$2,844,078	$24,963	$2,496,753	$22,702	$2,258,791	$13,349	$1,239,812

(1)	Loans held for sale excluded.

The allowance is based on estimates, and ultimate future losses may vary from current estimates. Underlying trends in the economic cycle, particularly in Southern California, which management cannot completely predict, will influence credit quality. It is possible that future economic or other factors will adversely affect the Bank’s borrowers. As a result, we may sustain loan losses in any particular period that are sizable in relation to the allowance, or exceed the allowance. In addition, our asset quality may deteriorate through a number of possible factors, including rapid growth, failure to maintain or enforce appropriate underwriting standards, failure to maintain an adequate number of qualified loan personnel, and failure to identify and monitor potential problem loans.

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

On a quarterly basis, we utilize a classification migration model and individual loan review analysis tools as starting points for determining the adequacy of the allowance for loan losses and allowance for off-balance sheet items. Our loss migration analysis tracks a certain number of quarters of loan loss history to determine historical losses by classification category (i.e., “pass,” “special mention,” “substandard” and “doubtful”) for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances, unused commitments and off-balance sheet exposures, such as letters of credit. The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further allowance assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

The allowance for loan losses increased by $16.1 million, or 58.3 percent, to $43.6 million at December 31, 2007 as compared with $27.6 million at December 31, 2006. The increase in the allowance for loan losses in 2007 was due primarily to the increased migration of loans into more adverse risk rating categories and the increase in the overall loan portfolio. See “Provision for Credit Losses.” In addition, the allowance reflects higher estimated loss severity arising from a softening economy, partially offset by our better collateral coverage on impaired loans and the presence of guarantees. The increase in the allowance for loan losses in 2006 was due primarily to increased specific allowances for impaired loans and an increase in the qualitative adjustments due to changes in the qualitative factors. The ratio of the allowance for loan losses to total gross loans substantially improved to 1.33 percent at the end of 2007 as compared with 0.96 percent and 1.00 percent at December 31, 2006 and 2005, respectively, primarily due to the overall increase of historical loss factors and classified loans.

The Bank also recorded in other liabilities an allowance for off-

balance sheet exposure, primarily unfunded loan commitments, of $1.8 million and $2.1 million at December 31, 2007 and 2006, respectively. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure at December 31, 2007 and 2006.

We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the analysis described above, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of December 31, 2007 and 2006.

	As of and For The Year Ended December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Allowance for Loan Losses:
Balance at Beginning of Year	$27,557	$24,963	$22,702	$13,349	$11,254

Allowance for Loan Losses from PUB Acquisition	—	—	—	10,566	—

Charge-Offs:
Real Estate Loans:
Commercial Property	—	—	—	—	198
Commercial and Industrial Loans	22,255	5,333	4,371	5,004	3,687
Consumer Loans	1,075	796	827	481	538

Total Charge-Offs	23,330	6,129	5,198	5,485	4,423

Recoveries on Loans Previously Charged Off:
Real Estate Loans:
Commercial Property	—	406	—	—	21
Residential Property	—	—	—	—	6
Commercial and Industrial Loans	494	957	2,193	1,702	859
Consumer Loans	202	187	201	78	322

Total Recoveries on Loans Previously Charged Off	696	1,550	2,394	1,780	1,208

Net Loan Charge-Offs	22,634	4,579	2,804	3,705	3,215

Provision Charged to Operating Expenses	38,688	7,173	5,065	2,492	5,310

Balance at End of Year	$43,611	$27,557	$24,963	$22,702	$13,349

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Year	$2,130	$2,130	$1,800	$1,385	$1,015
Provision Charged to Operating Expenses	(365)	—	330	415	370

Balance at End of Year	$1,765	$2,130	$2,130	$1,800	$1,385

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans	0.73%	0.17%	0.12%	0.19%	0.29%
Net Loan Charge-Offs to Total Gross Loans at End of Period	0.69%	0.16%	0.11%	0.16%	0.25%
Allowance for Loan Losses to Average Total Gross Loans	1.41%	1.00%	1.05%	1.17%	1.20%
Allowance for Loan Losses to Total Gross Loans at End of Period	1.33%	0.96%	1.00%	1.00%	1.06%
Net Loan Charge-Offs to Allowance for Loan Losses	51.90%	16.62%	11.23%	16.32%	24.08%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	58.50%	63.84%	55.36%	148.68%	60.55%
Allowance for Loan Losses to Non-Performing Loans	80.05%	193.86%	246.40%	377.55%	154.13%
Balances:
Average Total Gross Loans Outstanding During Period	$3,082,671	$2,751,565	$2,386,575	$1,938,422	$1,119,860
Total Gross Loans Outstanding at End of Period	$3,287,075	$2,867,948	$2,497,818	$2,262,641	$1,265,266
Non-Performing Loans at End of Period	$54,479	$14,215	$10,131	$6,014	$8,661

Investment Portfolio

As of December 31, 2007, the investment portfolio was composed primarily of mortgage-backed securities, U.S. Government agency securities (“Agencies”), municipal bonds, collateralized mortgage obligations and corporate bonds.

Investment securities available for sale were 99.7 percent, 99.8 percent and 99.8 percent of the total investment portfolio as of December 31, 2007, 2006 and 2005, respectively. Most of the securities held by us carried fixed interest rates. Other than holdings of Agencies, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2007, 2006 or 2005.

We maintain an investment portfolio primarily for liquidity purposes. As of December 31, 2007, securities available for sale were $349.5 million, or 8.8 percent of total assets, compared to $390.6 million, or 10.5 percent of total assets, as of December 31, 2006. In 2007 and 2006, we purchased $45.0 million and $9.7 million, respectively, of Agencies, corporate bonds and mortgage-backed securities to replenish the portfolio for principal repayments in the form of calls, prepayments and scheduled amortization and to maintain an asset mix consistent with our strategic direction.

The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	Investment Portfolio as of December 31,

	2007		2006		2005

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value

Securities Held to Maturity:
Municipal Bonds	$694	$694	$693	$693	$692	$692
Mortgage-Backed Securities	246	247	274	276	357	359

Total Securities Held to Maturity	$940	$941	$967	$969	$1,049	$1,051

Securities Available for Sale:
U.S. Government Agency Securities	$104,893	$105,089	$119,768	$118,244	$129,589	$127,813
Mortgage-Backed Securities	99,332	99,198	123,614	121,608	149,311	147,268
Municipal Bonds	69,907	71,751	69,966	71,710	71,536	73,220
Collateralized Mortgage Obligations	51,881	51,418	67,605	66,113	83,068	81,456
Corporate Bonds	18,295	18,226	8,090	7,887	8,235	8,053
Other Securities	3,925	3,835	4,999	5,050	4,999	5,053

Total Securities Available for Sale	$348,233	$349,517	$394,042	$390,612	$446,738	$442,863

The following table summarizes the maturity and/or repricing schedule for investment securities and their weighted-average yield as of December 31, 2007:

			After One		After Five
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government Agency Securities	$61,942	4.26%	$43,147	4.74%	$—	—	$—	—
Mortgage-Backed Securities(1)	28,971	4.98%	36,518	4.84%	33,955	4.91%	—	—
Municipal Bonds(2)	—	—	2,844	5.01%	9,757	6.26%	59,844	6.39%
Collateralized Mortgage Obligations(1)	19,629	4.29%	28,772	4.31%	3,017	4.38%	—	—
Corporate Bonds	—	—	18,226	5.04%	—	—	—	—
Other Securities	3,835	7.12%	—	—	—	—	—	—

	$114,377	4.54%	$129,507	4.72%	$46,729	5.16%	$59,844	6.39%

(1)	Mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2037. The above table is based on the expected prepayment schedule.

(2)	The yield on municipal bonds has been computed on a tax-equivalent basis, using an effective marginal rate of 35 percent.

Deposits

Total deposits at December 31, 2007, 2006 and 2005 were $3,001.7 million, $2,944.7 million and $2,826.1 million, respectively, representing an increase of $57.0 million, or 1.9 percent, in 2007 and $118.6 million, or 4.2 percent, in 2006. At December 31, 2007, 2006 and 2005, total time deposits outstanding were $1,782.5 million, $1,678.8 million and $1,439.8 million, respectively, representing 59.4 percent, 57.0 percent and 50.9 percent, respectively, of total deposits. This growth reflects the shift away from low-yielding accounts that normally occurs as interest rates rise and depositors take advantage of the greater interest rate differentials available in the market.

Demand deposits and money market accounts decreased by $40.5 million, or 3.5 percent, in 2007 and $98.2 million, or 7.8 percent, in 2006. Core deposits (defined as demand, money market and savings deposits) decreased by $46.7 million, or 3.7 percent, to $1,219.7 million as of December 31, 2007 from $1,265.9 million as of December 31, 2006, as depositors shifted funds into higher yielding certificates of deposit. At December 31, 2007, noninterest-bearing demand deposits represented 22.7 percent of total deposits compared to 24.7 percent at December 31, 2006.

Average deposits for the years ended December 31, 2007, 2006 and 2005 were $2,989.8 million, $2,881.4 million and $2,632.3 million, respectively. Average deposits grew by 3.8 percent in 2007 and 9.5 percent in 2006.

We accept brokered deposits on a selective basis at prudent interest rates to augment deposit growth. There were $31.8 million and $3.3 million of brokered deposits as of December 31, 2007 and 2006, respectively. We also had $200.0 million of state time deposits over $100,000 with a weighted-average interest rate of 3.62 percent and 5.16 percent as of December 31, 2007 and 2006, respectively.

The table below summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Year Ended December 31,

	2007		2006		2005

	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Demand, Noninterest-Bearing	$702,329	—	$735,406	—	$751,509	—
Savings	97,173	2.06%	107,811	1.72%	138,167	1.54%
Money Market Checking and NOW Accounts	452,825	3.41%	471,780	3.08%	539,678	2.40%
Time Deposits of $100,000 or More	1,430,603	5.28%	1,286,202	4.99%	959,904	3.33%
Other Time Deposits	306,876	4.93%	280,249	4.45%	242,996	2.93%

Total Deposits	$2,989,806		$2,881,448		$2,632,254

The table below summarizes the maturity of time deposits of $100,000 or more at December 31 for the years indicated:

	December 31,

(Dollars in thousands)	2007	2006	2005

Three Months or Less	$958,917	$689,309	$587,251
Over Three Months Through Six Months	289,293	414,687	248,338
Over Six Months Through Twelve Months	188,890	274,402	321,714
Over Twelve Months	4,583	4,960	4,647

	$1,441,683	$1,383,358	$1,161,950

FHLB Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight Federal funds.

At December 31, 2007, advances from the FHLB were $432.7 million, an increase of $264.6 million, or 157.4 percent, from the December 31, 2006 balance of $168.1 million. During 2007 and 2006, advances from the FHLB were utilized to fund loans due to favorable rates.

Junior Subordinated Debentures

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million at December 31, 2007 and 2006.

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

The following table shows the status of our gap position as of December 31, 2007:

		After
	Less	Three	After One
	Than	Months	Year But		Non-
	Three	But Within	Within	After	Interest-
(Dollars in thousands)	Months	One Year	Five Years	Five Years	Sensitive	Total

Assets
Cash	$—	$—	$—	$—	$105,898	$105,898
Federal Funds Sold	16,500	—	—	—	—	16,500
Securities:
Fixed Rate	16,150	72,744	129,507	106,681	—	325,082
Floating Rate	5,133	—	16,407	3,835	—	25,375
Loans:
Fixed Rate	35,867	84,151	619,109	590,679	—	1,329,806
Floating Rate	1,693,610	52,986	148,448	7,973	—	1,903,017
Non-Accrual	—	—	—	—	54,252	54,252
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(45,978)	(45,978)
Federal Reserve Bank and Federal Home Loan Bank Stock	—	—	—	33,479	—	33,479
Other Assets	—	24,521	—	7,467	204,327	236,315

Total Assets	$1,767,260	$234,402	$913,471	$750,114	$318,499	$3,983,746

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Demand Deposits	$42,550	$137,147	$329,152	$171,433	$—	$680,282
Savings	13,749	33,099	37,597	8,654	—	93,099
Money Market Checking and NOW Accounts	65,181	125,737	145,117	109,771	—	445,806
Time Deposits:
Fixed Rate	1,141,570	631,433	9,340	115	—	1,782,458
Floating Rate	54	—	—	—	—	54
FHLB Advances and Other Borrowings	364,500	105,000	13,084	4,580	—	487,164
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	40,932	40,932
Stockholders’ Equity	—	—	—	—	371,545	371,545

Total Liabilities and Stockholders’ Equity	$1,710,010	$1,032,416	$534,290	$294,553	$412,477	$3,983,746

Repricing Gap	$57,250	$(798,014)	$379,181	$455,561	$(93,978)	$—
Cumulative Repricing Gap	$57,250	$(740,764)	$(361,583)	$93,978	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	1.44%	(18.59)%	(9.08)%	2.36%	—	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	1.58%	(20.39)%	(9.95)%	2.59%	—	—

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

On December 31, 2007, the cumulative repricing gap as a percentage of interest-earning assets in the less than three month period was 1.58 percent. This decrease from the previous year’s figure of 29.26 percent was caused primarily by increases of $329.5 million and $363.6 million in fixed rate certificates of deposit and FHLB advances and other borrowings, respectively, with maturities of less than three months. The cumulative repricing percentage in the less than twelve month period also moved lower, reaching (20.39) percent. This was a decrease from the previous year’s figure of (2.56) percent. The decrease was caused primarily by increases of $105.2 million and $423.6 million in fixed rate certificates of deposit and FHLB advances and other borrowings, respectively, with maturities of less than twelve months.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than		Less Than
	Three Months		Twelve Months

	December 31,		December 31,

(Dollars in thousands)	2007	2006	2007	2006

Cumulative Repricing Gap	$57,250	$970,441	$(740,764)	$(85,051)
Percentage of Total Assets	1.44%	26.05%	(18.59)%	(2.28)%
Percentage of Interest-Earning Assets	1.58%	29.26%	(20.39)%	(2.56)%

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

Rate Shock Table

	Percentage Changes		Change in Amount

	Net	Economic	Net	Economic
Change in	Interest	Value of	Interest	Value of
Interest Rate	Income	Equity	Income	Equity

(Dollars in Thousands)

200%	3.55%	(18.92)%	$5,169	$(101,438)
100%	1.78%	(9.80)%	$2,586	$(52,565)
(100)%	(1.86)%	10.48%	$(2,707)	$56,200
(200)%	(3.84)%	21.55%	$(5,588)	$115,576

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

	December 31,

Liquidity Ratios	2007	2006	2005

Core Deposits/Total Assets	26.9%	30.1%	35.3%
Short-Term Non-Core Funding/Total Assets	54.8%	46.0%	41.8%
Net Loans/Total Assets	79.8%	76.6%	72.4%
Investments/Deposits	13.6%	15.9%	18.9%
Loans and Investments/Deposits	122.0%	112.2%	106.3%
Off-Balance Sheet Items/Total Assets	15.8%	19.0%	18.5%

The net loans to total assets ratio increased to 79.8 percent as of December 31, 2007, compared to 76.6 percent at December 31, 2006. The ratio of loans and investments to deposits increased to 122.0 percent as the Bank made use of short-term borrowings to fund a portion of loan portfolio growth. Off-balance sheet items as a percentage of total assets decreased at December 31, 2006 to 15.8 percent, compared to 19.0 percent at December 31, 2006, and the total amount decreased to $643.6 million at December 31, 2007 from $708.8 million at December 31, 2006. The decrease was primarily due to a $54.0 million decrease in commitments to extend credit. During the year, the percentage of off-balance sheet items to total assets generally ranged from 18 percent to 20 percent. The ratio of short-term non-core funding to total assets was 54.8 percent at December 31, 2007, compared to 46.0 percent at December 31, 2006.

Foreign deposits are U.S.-based deposits made by foreign customers. Foreign deposit risk deals with dependency on foreign deposits that could adversely affect the Bank’s liquidity. These liabilities are assumed to be volatile because of the variability of social, political and environmental conditions in foreign countries. As of December 31, 2007, 2006 and 2005, foreign deposits were $331.2 million, $325.4 million and $294.3 million, respectively.

As of December 31, 2007, we maintained a total of $186.0 million in credit lines secured by us to meet our liquidity needs. In addition, we maintained eight master repurchase agreements, all of which can furnish liquidity to us in consideration of bond collateral. We also can meet our liquidity needs through borrowings from the FHLB. We are eligible to borrow up of 25 percent of our total assets from the FHLB.

As of December 31, 2007, there were no material commitments for capital expenditures. We raise capital in the form of deposits, borrowings (primarily FHLB advances and junior subordinated debentures) and equity, and expect to continue to rely upon deposits as the primary source of capital.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see “Item 1. Business — Off-Balance Sheet Commitments.”

Contractual Obligations

Our contractual obligations as of December 31, 2007 are as follows:

		More Than	More Than
		One Year	Three Years
		and Less	and Less	More
	Less Than	Than Three	Than Five	Than Five
Contractual Obligations	One Year	Years	Years	Years	Total

	(In thousands)

Time Deposits	$1,773,057	$4,313	$5,027	$115	$1,782,512
Commitments to Extend Credit	524,349	—	—	—	524,349
FHLB Advances and Other Borrowings	469,500	13,084	—	4,580	487,164
Junior Subordinated Debentures	—	—	—	82,406	82,406
Standby Letters of Credit	43,643	4,328	—	100	48,071
Operating Lease Obligations	2,906	5,509	2,684	5,179	16,278

Total Contractual Obligations	$2,813,455	$27,234	$7,711	$92,380	$2,940,780

Recently Issued Accounting Standards

SFAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” — In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, which requires that a non-controlling interest in a subsidiary (i.e., minority interest) be reported in the equity section of the consolidated balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated statement of operations include net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated statement of operations of the net income attributable to the parent and to the non-controlling interest. In addition, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the impact that the adoption of SFAS No. 160 will have on our financial position and results of operations.

SFAS No. 141(R), “Business Combinations” — In December 2007, the FASB issued SFAS No. 141(R), which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141(R), the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact that the adoption of SFAS No. 141(R) will have on our financial position and results of operations.

SAB No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” — On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109. Previously, SAB No. 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB No. 109 retains that view. SAB No. 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 did not have a material impact on our financial condition or results of operations.

EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” — In March 2007, the FASB ratified EITF Issue No. 06-10, which provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset based on the terms of the collateral assignment agreement. EITF Issue No. 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 06-10 did not have a material impact on our financial condition or results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year after November 15, 2007. We are required to and plan to adopt the provisions of SFAS No. 159 beginning in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our financial condition or results of operations.

SFAS No. 157, “Fair Value Measurements” — In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.

EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” — In September 2006, the FASB’s

Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, which requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented; or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 06-4 did not have a material impact on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.”

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 50 through 84.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that:

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

During the quarter ended December 31, 2007, there have been no changes in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.

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

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of Hanmi Financial and subsidiaries, has issued a report on Hanmi Financial’s internal control over financial reporting as of December 31, 2007. The report expresses an unqualified opinion on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2007.

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

Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2007, Hanmi Financial maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited Hanmi Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hanmi Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, Hanmi Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hanmi Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 29, 2008

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

Audit Committee Financial Expert

Mark K. Mason was appointed to the Audit Committee of the Board of Directors as of May 23, 2007. The Board has determined that Mr. Mason meets the independence standards required by NASDAQ and is a “financial expert” within the meaning of the current rules of the SEC.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. It will be provided to any stockholder without charge, upon the written request of that stockholder. Such requests should be addressed to Judith Kim, Associate General Counsel, Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010. It is also available on our website at www.hanmi.com.

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

Information concerning certain relationships and related transactions and director independence is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” of Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of Hanmi Financial’s fiscal year.

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

(3) The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at page 88.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 29, 2008

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,

(Dollars in thousands)	2007	2006

ASSETS
Cash and Due From Banks	$105,898	$97,501
Federal Funds Sold	16,500	41,000

Cash and Cash Equivalents	122,398	138,501
Term Federal Funds Sold	—	5,000
Securities Held to Maturity, at Amortized Cost (Fair Value: 2007 — $941; 2006 — $969)	940	967
Securities Available for Sale, at Fair Value	349,517	390,612
Loans Receivable, Net of Allowance for Loan Losses of $43,611 and $27,557 at December 31, 2007 and 2006, Respectively	3,234,762	2,813,520
Loans Held for Sale, at the Lower of Cost or Fair Value	6,335	23,870
Customers’ Liability on Acceptances	5,387	8,403
Premises and Equipment, Net	20,800	20,075
Accrued Interest Receivable	17,500	16,919
Other Real Estate Owned	287	—
Deferred Income Taxes	18,470	13,064
Servicing Assets	4,336	4,579
Goodwill	107,100	207,646
Other Intangible Assets	6,908	6,312
Federal Reserve Bank Stock, at Cost	11,733	11,733
Federal Home Loan Bank Stock, at Cost	21,746	13,189
Bank-Owned Life Insurance	24,525	23,592
Other Assets	31,002	27,261

TOTAL ASSETS	$3,983,746	$3,725,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$680,282	$728,347
Interest-Bearing:
Savings	93,099	99,255
Money Market Checking and NOW Accounts	445,806	438,267
Time Deposits of $100,000 or More	1,441,683	1,383,358
Other Time Deposits	340,829	295,488

Total Deposits	3,001,699	2,944,715
Accrued Interest Payable	21,828	22,582
Acceptances Outstanding	5,387	8,403
FHLB Advances and Other Borrowings	487,164	169,037
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	13,717	10,983

Total Liabilities	3,612,201	3,238,126

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,493,441 Shares (45,860,941 Shares Outstanding) and 50,239,613 Shares (49,076,613 Shares Outstanding) at December 31, 2007 and 2006, Respectively	50	50
Additional Paid-In Capital	348,073	344,810
Unearned Compensation	(245)	—
Accumulated Other Comprehensive Income (Loss) — Unrealized Gain (Loss) on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of $527 and ($1,450) at December 31, 2007 and 2006, Respectively	275	(3,200)
Retained Earnings	93,404	165,498

	441,557	507,158
Less Treasury Stock, at Cost; 4,632,500 Shares and 1,163,000 Shares at December 31, 2007 and 2006, Respectively	(70,012)	(20,041)

Total Stockholders’ Equity	371,545	487,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,983,746	$3,725,243

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,

(Dollars in thousands, except per share data)	2007	2006	2005

INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$261,992	$239,075	$180,845
Taxable Interest on Investments	13,399	15,2690	14,278
Tax-Exempt Interest on Investments	3,055	3,087	3,122
Dividends on FHLB and FRB Stock	1,413	1,354	1,107
Interest on Federal Funds Sold	1,032	1,402	1,589
Interest on Term Federal Funds Sold	5	2	—

Total Interest and Dividend Income	280,896	260,189	200,941

INTEREST EXPENSE:
Interest on Deposits	108,100	93,036	54,192
Interest on FHLB Advances and Other Borrowings	13,949	6,977	3,017
Interest on Junior Subordinated Debentures	6,644	6,416	4,902

Total Interest Expense	128,693	106,429	62,111

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	152,203	153,760	138,830
Provision for Credit Losses	38,323	7,173	5,395

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	113,880	146,587	133,435

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	18,061	17,134	15,782
Insurance Commissions	4,954	770	651
Trade Finance Fees	4,493	4,567	4,269
Remittance Fees	2,049	2,056	2,122
Other Service Charges and Fees	2,527	2,359	2,496
Bank-Owned Life Insurance Income	933	879	845
Increase in Fair Value of Derivatives	683	1,074	1,105
Other Income	1,702	1,157	1,042
Gain on Sales of Loans	5,452	6,917	3,021
Gain on Sales of Other Real Estate Owned	226	48	—
Gain on Sales of Securities Available for Sale	—	2	117
Other-Than-Temporary Impairment Loss on Securities	(1,074)	—	—

Total Non-Interest Income	40,006	36,963	31,450

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	47,036	40,512	36,839
Occupancy and Equipment	10,494	9,643	9,413
Data Processing	6,390	5,857	4,844
Advertising and Promotion	3,630	2,997	2,913
Supplies and Communications	2,592	2,391	2,556
Professional Fees	2,468	1,910	2,201
Amortization of Other Intangible Assets	2,324	2,379	2,785
Decrease in Fair Value of Embedded Options	233	582	748
Other Operating Expenses	11,871	11,042	8,411
Merger-Related Expenses	—	—	(509)
Impairment Loss on Goodwill	102,891	—	—

Total Non-Interest Expenses	189,929	77,313	70,201

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(36,043)	106,237	94,684
Provision for Income Taxes	24,477	40,588	36,455

NET INCOME (LOSS)	$(60,520)	$65,649	$58,229

EARNINGS (LOSS) PER SHARE:
Basic	$(1.27)	$1.34	$1.18
Diluted	$(1.27)	$1.33	$1.17
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	47,787,213	48,850,221	49,174,885
Diluted	47,787,213	49,435,128	49,942,356
DIVIDENDS DECLARED PER SHARE	$0.24	$0.24	$0.20

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock — Number of Shares			Stockholders’ Equity

							Accumulated
	Gross		Net				Other
	Shares		Shares		Additional		Comprehensive		Treasury	Total
	Issued and	Treasury	Issued and	Common	Paid-in	Unearned	Income	Retained	Stock,	Stockholders’
(Dollars in thousands)	Outstanding	Shares	Outstanding	Stock	Capital	Compensation	(Loss)	Earnings	at Cost	Equity

BALANCE AT JANUARY 1, 2005	49,330,704	—	49,330,704	$49	$334,932	$—	$1,035	$63,894	$—	$399,910
Exercises of Stock Options	391,094	—	391,094	1	2,515	—	—	—	—	2,516
Restricted Stock Award	100,000	—	100,000	—	1,815	(1,815)	—	—	—	—
Amortization of Unearned Compensation	—	—	—	—	—	665	—	—	—	665
Tax Benefit from Exercise of Stock Options	—	—	—	—	729	—	—	—	—	729
Stock Repurchase	—	(1,163,000)	(1,163,000)	—	—	—	—	—	(20,041)	(20,041)
Cash Dividends	—	—	—	—	—	—	—	(9,813)	—	(9,813)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	58,229	—	58,229
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(5,418)	—	—	(5,418)

Total Comprehensive Income										52,811

BALANCE AT DECEMBER 31, 2005	49,821,798	(1,163,000)	48,658,798	50	339,991	(1,150)	(4,383)	112,310	(20,041)	426,777
Cumulative Adjustment — Tax Credit Funds	—	—	—	—	—	—	—	(656)	—	(656)
Cumulative Adjustment — Share-Based Compensation	—	—	—	—	(916)	1,150	—	—	—	234
Exercises of Stock Options and Stock Warrants	417,815	—	417,815	—	3,553	—	—	—	—	3,553
Share-Based Compensation Expense	—	—	—	—	1,521	—	—	—	—	1,521
Tax Benefit from Exercise of Stock Options	—	—	—	—	661	—	—	—	—	661
Cash Dividends	—	—	—	—	—	—	—	(11,805)	—	(11,805)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	65,649	—	65,649
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	1,183	—	—	1,183

Total Comprehensive Income										66,832

BALANCE AT DECEMBER 31, 2006	50,239,613	(1,163,000)	49,076,613	50	344,810	—	(3,200)	165,498	(20,041)	487,117
Shares Issued for Business Acquisitions	102,181	—	102,181	—	2,198	—	—	—	—	2,198
Exercises of Stock Options and Stock Warrants	132,647	—	132,647	—	1,164	—	—	—	—	1,164
Share-Based Compensation Expense	—	—	—	—	1,880	11	—	—	—	1,891
Restricted Stock Awards	19,000	—	19,000	—	256	(256)	—	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	—	—	317	—	—	—	—	317
Cash Dividends	—	—	—	—	—	—	—	(11,574)	—	(11,574)
Repurchase of Common Stock	—	(3,469,500)	(3,469,500)	—	—	—	—	—	(49,971)	(49,971)
Repurchase of Stock Warrants	—	—	—	—	(2,552)	—	—	—	—	(2,552)
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(60,520)	—	(60,520)
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	3,475	—	—	3,475

Total Comprehensive Loss										(57,045)

BALANCE AT DECEMBER 31, 2007	50,493,441	(4,632,500)	45,860,941	$50	$348,073	$(245)	$275	$93,404	$(70,012)	$371,545

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,

(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(60,520)	$65,649	$58,229
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,953	2,924	2,704
Amortization of Premiums and Accretion of Discounts on Investments, Net	218	264	565
Amortization of Other Intangible Assets	2,324	2,379	2,785
Share-Based Compensation Expense	1,891	1,521	665
Provision for Credit Losses	38,323	7,173	5,395
Federal Reserve Bank and Federal Home Loan Bank Stock Dividends	(708)	(641)	(362)
Gain on Sales of Securities Available for Sale	—	(2)	(117)
Other-Than-Temporary Impairment Loss on Securities	1,074	—	—
Increase in Fair Value of Derivatives	(683)	(1,074)	(1,105)
Decrease in Fair Value of Embedded Options	233	582	748
Gain on Sales of Loans	(5,452)	(6,917)	(3,021)
Gain on Sales of Other Real Estate Owned	(226)	(48)	—
Loss on Sales of Premises and Equipment	22	96	34
Impairment Loss on Goodwill	102,891	—	—
Excess Tax Benefit from Exercises of Stock Options	(193)	(598)	729
Deferred Tax Benefit	(14,618)	(2,942)	(2,707)
Origination of Loans Held for Sale	(108,639)	(154,608)	(61,709)
Proceeds from Sales of Loans Held for Sale	131,626	138,720	67,515
Increase in Accrued Interest Receivable	(581)	(2,799)	(4,091)
(Increase) Decrease in Servicing Assets, Net	243	(669)	(64)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(933)	(879)	(845)
Increase in Other Assets	(4,040)	(11,424)	(2,015)
Increase (Decrease) in Accrued Interest Payable	(754)	10,671	4,811
Increase (Decrease) in Other Liabilities	3,034	(1,298)	188
Other, Net	6,165	2,236	612

Net Cash Provided By Operating Activities	93,650	48,316	68,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Reserve Bank Stock	—	617	—
Proceeds from Matured Term Federal Funds Sold	5,000	—	—
Proceeds from Matured or Called Securities Available for Sale	89,958	56,729	89,885
Proceeds from Sales of Securities Available for Sale	—	5,005	11,360
Proceeds from Sales of Other Real Estate Owned	1,306	593	—
Net Increase in Loans Receivable	(459,930)	(352,678)	(242,088)
Purchase of Term Federal Funds Sold	—	(5,000)	—
Purchases of Federal Reserve Bank and Federal Home Loan Bank Stock	(7,849)	(311)	(2,264)
Purchases of Securities Available for Sale	(44,980)	(9,663)	(132,700)
Purchases of Premises and Equipment	(3,682)	(2,237)	(3,831)
Business Acquisitions, Net of Cash Acquired	(4,121)	—	—

Net Cash Used In Investing Activities	(424,298)	(306,945)	(279,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	56,984	118,601	297,307
Proceeds from Exercises of Stock Options and Stock Warrants	1,164	3,553	2,516
Excess Tax Benefit from Exercises of Stock Options	193	598	—
Stock Issued for Business Acquisitions	2,198	—	—
Cash Paid to Acquire Treasury Stock	(49,971)	—	(20,041)
Cash Paid to Repurchase Stock Warrants	(2,552)	—	—
Cash Dividends Paid	(11,574)	(11,805)	(9,813)
Proceeds from Long-Term FHLB Advances and Other Borrowings	—	130,000	7,411
Repayment of Long-Term FHLB Advances and Other Borrowings	(443)	(5,420)	(30,246)
Net Change in Short-Term FHLB Advances and Other Borrowings	318,546	(1,874)	(127)

Net Cash Provided By Financing Activities	314,545	233,653	247,007

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,103)	(24,976)	36,313
Cash and Cash Equivalents at Beginning of Year	138,501	163,477	127,164

CASH AND CASH EQUIVALENTS AT END OF YEAR	$122,398	$138,501	$163,477

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$129,447	$117,100	$41,266
Income Taxes Paid	$38,232	$45,869	$37,650
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned	$1,367	$541	$—
Accrued Dividend	$3,030	$2,941	$2,433

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 1 —	Summary of Significant Accounting Policies

The accounting and reporting policies of Hanmi Financial Corporation and subsidiaries conform to U.S. generally accepted accounting principles. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of Hanmi Financial Corporation (“Hanmi Financial,” “we,” “us” or “our”) and our wholly owned subsidiaries, Hanmi Bank (the “Bank”), Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”). Intercompany transactions and balances are eliminated in consolidation.

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

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered, FDIC-insured financial institution. As of December 31, 2007, the Bank maintained a branch network of 24 full-service branch offices in California and eight loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington.

Our other subsidiaries, Chun-Ha and All World, were acquired in January 2007. Founded in 1989, Chun-Ha and All World are insurance brokerages that offer a complete line of insurance products, including life, commercial, automobile, health, and property and casualty.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, overnight Federal funds sold, all of which have original or purchased maturities of less than 90 days.

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

3.	Securities not classified as held-to-maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss), net of income taxes.

Accreted discounts and amortized premiums on investment securities are included in interest income using the effective interest method

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

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

We also have a minority investment of 4.99 percent in a non-publicly traded company, Pacific International Bank. The investment is carried at cost and is included in other assets on the Consolidated Balance Sheets. As of December 31, 2007 and 2006, its carrying value was $511,000. We monitor the investment for impairment and make appropriate reductions in carrying value when necessary.

Loans

We originate loans for investment, with such designation made at the time of origination. Loans are recorded at the contractual amounts due from borrowers, adjusted for undisbursed funds, net deferred loan fees and origination costs, and the allowance for loan losses.

Loans Held for Sale

Loans originated and intended for sale in the secondary market, primarily Small Business Administration (“SBA”) loans, are carried at the lower of cost or market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

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

The Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses on a quarterly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Financial Institutions (“DFI”) and/or the Board of Governors of the Federal Reserve System require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and Improvements	10 to 30 years
Furniture and Equipment	Two to Seven Years
Leasehold Improvements	Term of Lease or Useful Life, Whichever is Shorter
Software	Three Years

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Servicing Assets

Servicing assets are recorded at the lower of amortized cost or fair value in accordance with the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The fair values of servicing assets represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees.

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

Interest-only strips are recorded based on the present value of the excess of total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only strips are accounted for at their estimated fair value, with unrealized gains or losses recorded as adjustments to accumulated other comprehensive income (loss).

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

Goodwill

We have goodwill, which represents the excess of purchase price over the fair value of net assets acquired, because of various business acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit — our banking operations. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

The impairment test is performed in two phases. The first step involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit was derived based on a weighted distribution of values derived from three different approaches: market approach, market capitalization approach, and income approach. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

Other Intangible Assets

Other intangible assets consists of a core deposit intangible (“CDI”) and acquired intangible assets arising from acquisitions, including non-compete agreements, trade names, carrier relationships, and client/insured relationships. We amortize the CDI balance using an accelerated method over eight years. The acquired intangible assets were initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives.

As required by SFAS No. 142, we evaluated the useful lives assigned to other intangible assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2007. As required by SFAS No. 142, other intangible assets are assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The other intangible assets recoverability analysis is consistent with our policy for assessing impairment of long-lived assets.

Federal Reserve Bank Stock

The Bank is a member of the Federal Reserve Bank of San Francisco (“FRB”) and is required to maintain stock in the FRB based on a specified ratio relative to the Bank’s capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. FRB stock is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends received are reported as dividend income.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and is required to own common stock in the FHLB based upon the Bank’s balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

sold back to the FHLB at its carrying value. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends received are reported as dividend income.

Derivative Instruments

We account for derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair values. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge or a cash flow hedge. Fair value hedges include hedges of the fair value of a recognized asset, liability or a firm commitment. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset, liability or a forecasted transaction. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset, liability or firm commitment that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item affects earnings.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying value of the hedged asset or liability will be amortized in the same manner that the hedged item affects income. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income (loss) will be reclassified into income as earnings are impacted by the variability in the cash flows of the hedged item.

If the hedging instrument is terminated early, the derivative is removed from the balance sheet. Accounting for the adjustments to the hedged asset or liability or adjustments to accumulated other comprehensive income (loss) are the same as described above when a derivative no longer qualifies as an effective hedge.

If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. The hedged item, including previously recorded mark-to-market adjustments, is derecognized immediately as a component of the gain or loss upon disposition.

Bank-Owned Life Insurance

We have purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

Affordable Housing Investments

The Bank has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout California. The partnership interests are accounted for utilizing the equity method of accounting. The costs of the investments are being amortized on a straight-line method over the life of related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. Such investments are recorded in other assets in the accompanying Consolidated Balance Sheets.

Junior Subordinated Debentures

We have established three statutory business trusts that are wholly-owned subsidiaries of Hanmi Financial: Hanmi Capital Trust I, Hanmi Capital Trust II and Hanmi Capital Trust III (collectively, “the Trusts”). In three separate private placement transactions, the Trusts issued variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. Hanmi Financial is the owner of all the beneficial interests represented by the common securities of the Trusts.

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (Revised December 2003) — an Interpretation of ARB No. 51,” requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected losses from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s expected residual returns, or both. The Trusts are not consolidated and junior subordinated debt represents liabilities of Hanmi Financial to the Trusts.

Income Taxes

We provide for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2007 and 2006, no valuation allowance was required.

Share-Based Compensation

We adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified or settled after December 31, 2005 are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for services attributed to the current period for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to the adoption of SFAS No. 123(R), we accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to the adoption of SFAS No. 123(R), we applied APB No. 25 to account for share-based awards. The reported net income and earnings per share for the year ended December 31, 2005 has been presented below to reflect the impact had we been required to

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

recognize compensation cost based on the fair value at the grant date for stock options, as required under SFAS No. 123(R). The pro forma amounts are as follows:

Year Ended
December 31,
(Dollars in thousands, except per share data)	2005

Net Income — As Reported	$58,229
Add — Share-Based Employee Compensation Expense Included in Reported Net Income, Net of Related Tax Effects (Restricted Stock Award)	409
Deduct — Total Share-Based Employee Compensation Expense Determined Under Fair Value-Based Method for All Awards Subject to SFAS No. 123, Net of Related Tax Effects	(1,214)

Net Income — Pro Forma	$57,424

Earnings Per Share — As Reported:
Basic	$1.18
Diluted	$1.17
Earnings Per Share — Pro Forma:
Basic	$1.17
Diluted	$1.15

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

In addition, SFAS No. 123(R) requires that any unearned compensation related to awards granted prior to the adoption of SFAS No. 123(R) be eliminated against the appropriate equity accounts. As a result, the presentation of stockholders’ equity was revised to reflect the transfer of the balance previously reported in unearned compensation to additional paid-in capital.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Treasury Stock

We use the cost method of accounting for treasury stock. The cost method requires us to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the Consolidated Balance Sheets.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

Note 2 —	Securities

The following is a summary of securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value

December 31, 2007:
Municipal Bonds	$694	$—	$—	$694
Mortgage-Backed Securities	246	1	—	247

	$940	$1	$—	$941

December 31, 2006:
Municipal Bonds	$693	$—	$—	$693
Mortgage-Backed Securities	274	2	—	276

	$967	$2	$—	$969

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 2 —	Securities (Continued)

The following is a summary of securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value

December 31, 2007:
U.S. Government Agency Securities	$104,893	$277	$81	$105,089
Mortgage-Backed Securities	99,332	533	667	99,198
Municipal Bonds	69,907	1,867	23	71,751
Collateralized Mortgage Obligations	51,881	128	591	51,418
Corporate Bonds	18,295	43	112	18,226
Other	3,925	—	90	3,835

	$348,233	$2,848	$1,564	$349,517

December 31, 2006:
U.S. Government Agency Securities	$119,768	$—	$1,524	$118,244
Mortgage-Backed Securities	123,614	179	2,185	121,608
Municipal Bonds	69,966	1,795	51	71,710
Collateralized Mortgage Obligations	67,605	—	1,492	66,113
Corporate Bonds	8,090	—	203	7,887
Other	4,999	172	121	5,050

	$394,042	$2,146	$5,576	$390,612

The amortized cost and estimated fair value of investment securities at December 31, 2007, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2037, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value

Within One Year	$65,898	$65,777	$—	$—
Over One Year Through Five Years	64,033	64,217	—	—
Over Five Years Through Ten Years	8,877	9,063	694	694
Over Ten Years	58,212	59,844	—	—
Mortgage-Backed Securities	99,332	99,198	246	247
Collateralized Mortgage Obligations	51,881	51,418	—	—

	$348,233	$349,517	$940	$941

We periodically evaluate our investments for other-than-temporary impairment. We have investments in Community Reinvestment Act (“CRA”) preferred securities with an aggregate par value of $2.0 million as of December 31, 2007 and 2006. During the fourth quarter of 2007, based on an evaluation of the length of time and extent to which the estimated fair value of the CRA preferred securities had been

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 2 —	Securities (Continued)

less than their carrying value, and the financial condition and near-term prospects of the issuers, we recorded an other-than-temporary impairment charge of $1.1 million to write down the value of the CRA preferred securities to their estimated fair value.

Gross unrealized losses on investment securities available for sale and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2007 and 2006:

	Holding Period

	Less than 12 Months		12 Months or More		Total

	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(In thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Available for Sale — December 31, 2007:
U.S. Government Agency Securities	$—	$—	$81	$46,895	$81	$46,895
Mortgage-Backed Securities	31	5,319	636	42,143	667	47,462
Municipal Bonds	—	—	23	2,910	23	2,910
Collateralized Mortgage Obligations	—	—	591	40,167	591	40,167
Corporate Bonds	—	—	112	7,834	112	7,834
Other	—	—	90	2,910	90	2,910

	$31	$5,319	$1,533	$142,859	$1,564	$148,178

Available for Sale — December 31, 2006:
U.S. Government Agency Securities	$21	$9,979	$1,503	$108,265	$1,524	$118,244
Mortgage-Backed Securities	121	19,442	2,064	87,966	2,185	107,408
Municipal Bonds	3	961	48	4,290	51	5,251
Collateralized Mortgage Obligations	98	7,196	1,394	58,917	1,492	66,113
Corporate Bonds	—	—	203	7,887	203	7,887
Other	—	—	121	2,879	121	2,879

	$243	$37,578	$5,333	$270,204	$5,576	$307,782

The impairment losses described previously are not included in the table above as the impairment loss was recorded. All other individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2007 and 2006 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2007 and 2006. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability, and management intends to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2007 and 2006 are not other-than-temporarily impaired, and therefore, no additional impairment charges as of December 31, 2007 and 2006 are warranted.

Securities with carrying values of $240.4 million and $282.5 million as of December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 2 —	Securities (Continued)

There were $0, $2,000 and $117,000 in net realized gains on sales of securities available for sale during the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, $2.7 million ($2.0 million, net of tax) of unrealized gains arose during the year and were included in comprehensive income. In 2006, $254,000 ($184,000, net of tax) of unrealized losses arose during the year and were included in comprehensive income and $4,000 ($3,000, net of tax) of previously unrealized gains were realized in earnings. In 2005, $3.6 million ($2.6 million, net of tax) of unrealized losses arose during the year and were included in comprehensive income and $114,000 ($83,000, net of tax) of previously unrealized gains were realized in earnings.

Note 3 —	Loans Receivable

Loans receivable consisted of the following:

	December 31,

(In thousands)	2007	2006

Real Estate Loans:
Commercial Property	$795,675	$757,428
Construction	215,857	202,207
Residential Property	90,065	81,128

Total Real Estate Loans	1,101,597	1,040,763

Commercial and Industrial Loans:
Commercial Term Loans	1,599,853	1,202,612
Commercial Lines of Credit	256,978	225,630
International Loans	119,360	126,561
SBA Loans	112,503	148,391

Total Commercial and Industrial Loans	2,088,694	1,703,194

Consumer Loans	90,449	100,121

Total Gross Loans	3,280,740	2,844,078
Allowance for Loans Losses	(43,611)	(27,557)
Deferred Loan Fees	(2,367)	(3,001)

Loans Receivable, Net	$3,234,762	$2,813,520

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 3 —	Loans Receivable (Continued)

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows:

	As of and for the Year Ended December 31,

	2007		2006		2005

		Allowance		Allowance		Allowance
		for Off-		for Off-		for Off-
	Allowance	Balance	Allowance	Balance	Allowance	Balance
	for Loan	Sheet	for Loan	Sheet	for Loan	Sheet
(In thousands)	Losses	Items	Losses	Items	Losses	Items

Balance at Beginning of Year	$27,557	$2,130	$24,963	$2,130	$22,702	$1,800
Provision Charged to Operating Expense	38,688	(365)	7,173	—	5,065	330
Loans Charged Off	(23,330)	—	(6,129)	—	(5,198)	—
Recoveries	696	—	1,550	—	2,394	—

Balance at End of Year	$43,611	$1,765	$27,557	$2,130	$24,963	$2,130

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,

(In thousands)	2007	2006	2005

Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$4,672	$1,726	$957
Less: Interest Income Recognized on Impaired Loans	(3,705)	(1,146)	(603)

Interest Foregone on Impaired Loans	$967	$580	$354

The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,

(In thousands)	2007	2006	2005

Recorded Investment With Related Allowance	$38,930	$10,616	$7,548
Recorded Investment With No Related Allowance	15,202	3,868	3,235
Allowance on Impaired Loans	(11,829)	(6,731)	(4,991)

Net Recorded Investment in Impaired Loans	$42,303	$7,753	$5,792

Average Total Recorded Investment in Impaired Loans	$61,249	$19,287	$14,340

There were no commitments to lend additional funds to borrowers whose loans are included above.

Loans on non-accrual status totaled $54.3 million and $14.2 million at December 31, 2007 and 2006, respectively. Loans past due 90 days or more and still accruing interest totaled $227,000 and $2,000 at December 31, 2007 and 2006, respectively. There were no restructured loans at December 31, 2007 and 2006.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 4 —	Servicing Assets

Changes in servicing assets were as follows:

	December 31,

(In thousands)	2007	2006

Balance at Beginning of Year	$4,579	$3,910
Additions	1,821	2,331
Valuation Write-Down	(18)	(355)
Amortization	(2,046)	(1,307)

Balance at End of Year	$4,336	$4,579

At December 31, 2007 and 2006, we serviced loans sold to unaffiliated parties in the amounts of $258.5 million and $236.0 million, respectively. All of the loans being serviced were SBA loans.

Note 5 —	Premises and Equipment

The following is a summary of the major components of premises and equipment:

	December 31,

(In thousands)	2007	2006

Land	$6,120	$6,120
Buildings and Improvements	8,433	8,210
Furniture and Equipment	13,783	12,202
Leasehold Improvements	10,141	8,403
Software	862	862

	39,339	35,797
Accumulated Depreciation and Amortization	(18,539)	(15,722)

Total Premises and Equipment, Net	$20,800	$20,075

Depreciation and amortization expense totaled $3.0 million, $2.9 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 6 —	Goodwill

As of December 31, 2007 and 2006, goodwill totaled $107.1 million and $207.6 million, respectively. The change in goodwill during the year is as follows:

	As of and for the Years Ended December 31,

(In thousands)	2007	2006

Balance at Beginning of Year	$207,646	$209,058
Acquired Goodwill	2,345	(1,412)
Impairment Loss on Goodwill	(102,891)	—

Balance at End of Year	$107,100	$207,646

Acquired Goodwill

In January 2007, the acquisitions of Chun-Ha and All World resulted in the recognition of goodwill aggregating $2.3 million. In 2006, goodwill decreased by $1.4 million due to a tax refund related to the acquisition of Pacific Union Bank (“PUB”).

Impairment Loss on Goodwill

During our annual assessment of goodwill during the fourth quarter of 2007, we concluded that we had an impairment of goodwill based on the decline in the market value of our common stock, which we believe reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks. The fair value was determined based on a weighted distribution of values derived from three different approaches: market approach, market capitalization approach, and income approach. We concluded that $102.9 million of the goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of 2007.

Note 7 —	Other Intangible Assets

Other intangible assets were as follows:

		December 31, 2007		December 31, 2006

		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Period	Amount	Amortization	Amount	Amortization

Other Intangible Assets:
Core Deposit Intangible	8 years	$11,385	$(7,113)	$11,385	$(5,073)
Trade Names	20 years	970	(48)	—	—
Client/Insured Relationships	10 years	770	(77)	—	—
Non-Compete Agreements	5 years	600	(120)	—	—
Carrier Relationships	15 years	580	(39)	—	—

Total Other Intangible Assets		$14,305	$(7,397)	$11,385	$(5,073)

The weighted-average amortization period for other intangible assets is 9.1 years. The total amortization expense for other intangible assets was $2.3 million, $2.4 million and $2.8 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 7 —	Other Intangible Assets (Continued)

Estimated future amortization expense related to other intangible assets for each of the next five years is as follows:

Year Ending
December 31,

(In thousands)	Amount

2008	$1,959
2009	$1,568
2010	$1,149
2011	$700
2012	$198

As of December 31, 2007 and 2006, management is not aware of any circumstances that would indicate impairment of other intangible assets. There were no impairment charges recorded through earnings in 2007 or 2006.

Note 8 —	Deposits

Time deposits by maturity were as follows:

	December 31,

(In thousands)	2007	2006

Less Than Three Months	$1,141,872	$811,211
After Three Months to Six Months	379,806	516,473
After Six Months to Twelve Months	251,352	340,856
After Twelve Months	9,482	10,306

Total Time Deposits	$1,782,512	$1,678,846

For time deposits having a remaining term of more than one year, the aggregate amount of maturities for each of the five years following the balance sheet date are as follows:

Year Ending
December 31,

(In thousands)	Amount

2008	$—
2009	$8,720
2010	$620
2011	$—
2012	$4

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 8 —	Deposits (Continued)

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,

(In thousands)	2007	2006	2005

Savings	$2,004	$1,853	$2,130
Money Market Checking and NOW Accounts	15,446	14,539	12,964
Time Deposits of $100,000 or More	75,516	64,184	31,984
Other Time Deposits	15,134	12,460	7,114

Total Interest Expense on Deposits	$108,100	$93,036	$54,192

Total deposits reclassified to loans due to overdrafts at December 31, 2007 and 2006 were $6.3 million and $4.3 million, respectively.

Note 9 —	FHLB Advances and Other Borrowings

FHLB advances and other borrowings consisted of the following:

	December 31,

(In thousands)	2007	2006

FHLB Advances	$432,664	$168,107
Federal Funds Purchased	50,000	—
Note Issued to U.S. Treasury	4,500	930

Total FHLB Advances and Other Borrowings	$487,164	$169,037

FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

Year

		Weighted-
		Average
		Interest
(In thousands)	Amount	Rate

2008	$415,000	4.72%
2009	6,000	5.63%
2010	7,084	4.44%
2011	—	—
2012	—	—
Thereafter	4,580	5.27%

	$432,664

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 9 —	FHLB Advances and Other Borrowings (Continued)

All of the FHLB advances had fixed interest rates. The following is financial data pertaining to FHLB advances:

	Year Ended December 31,

(Dollars in thousands)	2007	2006	2005

Weighted-Average Interest Rate at End of Year	4.73%	5.20%	4.33%
Weighted-Average Interest Rate During the Year	5.11%	5.02%	3.70%
Average Balance of FHLB Advances	$237,733	$123,295	$74,437
Maximum Amount Outstanding at Any Month-End	$432,664	$168,250	$100,700

We have pledged investment securities available for sale and loans receivable with carrying values of $10.0 million and $1,278.6 million, respectively, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $714.6 million, of which $281.8 million remained available as of December 31, 2007.

For the years ended December 31, 2007, 2006 and 2005, interest expense on FHLB advances and other borrowings totaled $13.9 million, $7.0 million and $3.0 million, respectively, and the weighted-average interest rates were 5.10 percent, 5.02 percent and 3.63 percent, respectively.

Total credit lines for borrowing amounted to $186.0 million and $158.0 million at December 31, 2007 and 2006, respectively. As of December 31, 2007, $50.0 million was borrowed under these credit lines. At December 31, 2006, there were no borrowings under these credit lines.

Note 10 —	Junior Subordinated Debentures

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The securities have a floating rate, which resets quarterly. Under the terms of the transactions, the securities will mature in 2034 and are redeemable, in whole or in part, without penalty, at the option of Hanmi Financial after five years. The outstanding subordinated debentures related to these offerings, the proceeds of which financed the purchase of PUB, totaled $82.4 million at December 31, 2007 and 2006.

For the years ended December 31, 2007, 2006 and 2005, interest expense on the junior subordinated debentures totaled $6.6 million, $6.4 million and $4.9 million, respectively, and the weighted-average interest rates were 8.06 percent, 7.79 percent and 5.95 percent, respectively.

Note 11 —	Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to betaken on a tax return. Under FIN No. 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 11 —	Income Taxes (Continued)

We adopted the provisions of FIN No. 48 on January 1, 2007, and there was no material effect on the consolidated financial statements as of the date of adoption. Because of the implementation, there was no cumulative effect related to adopting FIN No. 48. However, certain amounts have been reclassified in the Consolidated Balance Sheets in order to comply with the requirements of FIN No. 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Unrecognized Tax Benefits at January 1, 2007	$794
Gross Increases for Tax Positions of Prior Years	40
Gross Decreases for Tax Positions of Prior Years	—
Increases in Tax Positions for Current Year	198
Settlements	—
Lapse in Statute of Limitations	—

Unrecognized Tax Benefits at December 31, 2007	$1,032

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $141,000 as of December 31, 2007 and $115,000 as of January 1, 2007.

During 2007, we accrued interest of $52,000 for uncertain tax benefits. As of December 31, 2007, the total amount of accrued interest related to uncertain tax positions, net of Federal tax benefit, is $96,000. We account for interest and penalties related to uncertain tax positions as part of our provision for Federal and state income taxes. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.

Unrecognized tax benefits primarily include state exposures from California Enterprise Zone interest deductions and income tax treatment for prior business acquisition costs. We believe that it is reasonably possible that certain remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2008 because of a lapse of the statute of limitations. We anticipate an insignificant net change in the unrecognized tax benefits related to prior business acquisition costs, which will increase due to additional unrecognized tax benefits and decrease due to the lapse of the statute of limitations during 2008. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006. Hanmi Financial Corporation and its subsidiaries’ state income tax returns are open to audit under the statute of limitations by various state tax authorities for the years ended December 31, 2003 through 2006. We are currently not under any audit by the Internal Revenue Service or state tax authorities.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 11 —	Income Taxes (Continued)

A summary of the provision for income taxes is as follows:

	Year Ended December 31,

(In thousands)	2007	2006	2005

Current Expense:
Federal	$30,209	$34,471	$29,779
State	8,886	9,059	9,383

	39,095	43,530	39,162

Deferred Expense:
Federal	(10,791)	(2,222)	(2,350)
State	(3,827)	(720)	(357)

	(14,618)	(2,942)	(2,707)

Provision for Income Taxes	$24,477	$40,588	$36,455

Deferred tax assets and liabilities were as follows:

	December 31,

(In thousands)	2007	2006

Deferred Tax Assets:
Credit Loss Provision	$20,800	$13,608
Depreciation	1,729	1,288
State Taxes	1,594	2,672
Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps	—	1,450
Other	2,133	637

Total Deferred Tax Assets	26,256	19,655

Deferred Tax Liabilities:
Purchase Accounting	(5,464)	(5,329)
Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps	(527)	—
Other	(1,795)	(1,262)

Total Deferred Tax Liabilities	(7,786)	(6,591)

Net Deferred Tax Assets	$18,470	$13,064

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 11 —	Income Taxes (Continued)

A reconciliation of the difference between the Federal statutory income tax rate and the effective tax rate is as follows:

	Year Ended December 31,

	2007	2006	2005

Federal Statutory Income Tax Rate	(35.0)%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefits	9.1%	5.8%	6.2%
Tax-Exempt Municipal Securities	(3.0)%	(1.0)%	(1.2)%
Other	(3.1)%	(1.6)%	(1.5)%
Impairment Loss on Goodwill		—	—

Effective Tax Rate	67.9%	38.2%	38.5%

At December 31, 2007, net current taxes receivable of $5.6 million were included in other assets in the Consolidated Balance Sheets. At December 31, 2006, net current taxes payable of $1.0 million were included in other liabilities in the Consolidated Balance Sheets.

Note 12 —	Employee Share-Based Compensation

At December 31, 2007, we had one incentive plan, the 2007 Equity Compensation Plan (the “Plan”), which replaced the Year 2000 Stock Option Plan. The 2004 CEO Stock Option Plan (the “CEO Plan”) was terminated on December 31, 2007. The Plan provides for grants of non-qualified and incentive stock options, restricted stock, stock appreciation rights and performance shares to non-employee directors, officers, employees and consultants of Hanmi Financial and its subsidiaries. The CEO Plan had provided for the grant of stock options and restricted stock to our former Chief Executive Officer.

2007 Equity Compensation Plan

Under the Plan, we may grant equity incentive awards for up to 3,000,000 shares of common stock. As of December 31, 2007, 2,879,000 shares were still available for issuance.

All stock options granted under the Plan have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted under the Plan generally vest based on five years of continuous service and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). New shares of common stock may be issued or treasury shares may be utilized upon the exercise of stock options.

The weighted-average estimated fair value per share of options granted under the Plan was as follows:

	Year Ended December 31,

	2007	2006	2005

Weighted-Average Estimated Fair Value Per Share of Options Granted	$4.49	$6.23	$4.96

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 12 —	Employee Share-Based Compensation (Continued)

The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2007	2006	2005

Weighted-Average Assumptions:
Dividend Yield	1.68%	1.26%	1.18%
Expected Volatility	29.98%	34.79%	32.62%
Expected Term	4.9 years	4.6 years	4.1 years
Risk-Free Interest Rate	4.29%	4.85%	4.13%

Expected volatility is determined based on the historical weekly volatility of our stock price over a period equal to the expected term of the options granted. The expected term of the options represents the period that options granted are expected to be outstanding based primarily on the historical exercise behavior associated with previous option grants. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.

The following information under the Plan is presented for the periods indicated:

	Year Ended December 31,

(In thousands)	2007	2006	2005

Grant Date Fair Value of Options Granted	$596	$5,940	$672
Fair Value of Options Vested	$1,590	$695	$905
Total Intrinsic Value of Options Exercised(1)	$1,197	$2,874	$4,487
Cash Received from Options Exercised	$1,145	$2,032	$2,093
Actual Tax Benefit Realized from Tax Deductions on Options Exercised	$317	$661	$729

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of transactions under the Plan for the periods indicated:

	Year Ended December 31,

	2007		2006		2005

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price	of	Price Per
	Shares	Share	Shares	Per Share	Shares	Share

Options Outstanding at Beginning of Year	1,755,813	$15.31	1,173,712	$10.55	1,618,836	$9.33
Options Granted	132,667	$15.05	953,000	$19.17	135,554	$17.10
Options Exercised	(130,647)	$8.76	(257,759)	$7.88	(391,094)	$6.44
Options Forfeited	(256,267)	$18.22	(111,540)	$15.39	(189,584)	$13.26
Options Expired	(28,800)	$16.90	(1,600)	$14.03	—	$—

Options Outstanding at End of Year	1,472,766	$15.33	1,755,813	$15.31	1,173,712	$10.55

Options Exercisable at End of Year	617,634	$12.48	471,903	$8.55	520,602	$7.00

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 12 —	Employee Share-Based Compensation (Continued)

The following is a summary of transactions for non-vested stock options under the Plan for the periods indicated:

	Year Ended December 31,

	2007		2006		2005

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-Vested Options Outstanding at Beginning of Year	1,283,910	$5.53	653,110	$3.68	1,131,594	$2.93
Options Granted	132,667	$4.49	953,000	$6.23	135,554	$4.96
Options Vested	(305,178)	$5.21	(210,660)	$3.30	(424,454)	$2.13
Options Forfeited	(256,267)	$5.57	(111,540)	$4.90	(189,584)	$3.62

Non-Vested Options Outstanding at End of Year	855,132	$5.47	1,283,910	$5.53	653,110	$3.68

For the years ended December 31, 2007, 2006 and 2005, compensation expense of $1.1 million, $742,000 and $0 for the Plan was recognized in the Consolidated Statements of Operations. As of December 31, 2007, the total compensation cost not yet recognized under the Plan was $3.9 million with a weighted-average recognition period of 2.9 years.

As of December 31, 2007, stock options outstanding under the Plan were as follows:

	Options Outstanding				Options Exercisable

			Weighted-	Weighted-			Weighted-	Weighted-
			Average	Average			Average	Average
			Exercise	Remaining			Exercise	Remaining
Exercise	Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Price Range	of Shares	Value(1)	Share	Life	of Shares	Value(1)	Share	Life
	(Dollars in thousands, except per share data)

$3.27 to $4.99	128,184	$1,105	$3.89	2.7 years	128,184	$1,105	$3.89	2.7 years
$5.00 to $9.99	121,128	1,044	$7.78	4.8 years	91,128	786	$7.21	3.1 years
$10.00 to $14.99	338,900	2,921	$13.51	6.2 years	190,100	1,639	$13.51	6.2 years
$15.00 to $19.99	653,554	5,634	$17.71	8.3 years	136,222	1,174	$17.81	8.1 years
$20.00 to $21.63	231,000	1,991	$21.57	8.9 years	72,000	620	$21.63	8.9 years

	1,472,766	$12,695	$15.33	7.2 years	617,634	$5,324	$12.48	7.2 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $8.62 as of December 31, 2007, and the exercise price, multiplied by the number of options.

2004 CEO Stock Option Plan

The CEO Plan was terminated as of December 31, 2007 and there were no additional shares available for issuance. There were no stock options granted under the 2004 CEO Stock Option Plan during the years ended December 31, 2007, 2006 and 2005.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 12 —	Employee Share-Based Compensation (Continued)

The following is a summary of transactions under the CEO Plan for the periods indicated:

	Year Ended December 31,

	2007		2006		2005

	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Shares	Share	Shares	Share	Shares	Share

Options Outstanding at Beginning of Year	350,000	$17.17	350,000	$17.17	350,000	$17.17
Options Forfeited	(233,334)	$17.17	—	$—	—	$—
Options Cancelled	(116,666)	$17.17	—	$—	—	$—

Options Outstanding at End of Year	—	$—	350,000	$17.17	350,000	$17.17

Options Exercisable at End of Year	—	$—	58,333	$17.17	—	$—

The following is a summary of transactions for non-vested stock options under the CEO Plan for the periods indicated:

	Year Ended December 31,

	2007		2006		2005

	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-Vested Options Outstanding at Beginning of Year	291,667	$4.82	350,000	$4.82	350,000	$4.82
Options Forfeited	(233,334)	$4.82	—	$—	—	$—
Options Vested	(58,333)	$4.82	(58,333)	$4.82	—	$—

Non-Vested Options Outstanding at End of Year	—	$—	291,667	$4.82	350,000	$4.82

For the years ended December 31, 2007, 2006 and 2005, compensation expense of $0, $416,000 and $0 for the CEO Plan was recognized in the Consolidated Statements of Operations.

Restricted Stock Awards

During 2007, 19,000 shares of restricted stock were granted to officers under the Plan. The shares vest 20 percent over the next five years on the anniversary dates of the grants. The market value of the shares awarded totaled $256,000. For the year ended December 31, 2007, compensation expense of $11,000 related to these restricted stock awards was recognized in the Consolidated Statements of Operations.

In February 2005, 100,000 shares of restricted stock were granted to our former Chief Executive Officer. 20,000 of these shares vested immediately, and an additional 20,000 shares were to vest each year over the next four years on the anniversary date of the grant. Upon the former Chief Executive Officer’s retirement on December 31, 2007, all unvested restricted stock became immediately vested. The market value of the shares awarded totaled $1.8 million. For the years ended December 31, 2007, 2006 and 2005, compensation expense of $787,000, $363,000 and $665,000, respectively, related to the restricted stock award was recognized in the Consolidated Statements of Operations.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 13 —	Stockholders’ Equity

Stock Warrants

In 2004, we issued stock warrants to affiliates of Castle Creek Financial LLC for services rendered in connection with the placement of our equity securities. Under the terms of the warrants, the warrant holders can purchase 508,558 shares of common stock at an exercise price of $9.50 per share. The warrants were immediately exercisable and expire after five years. During the years ended December 31, 2007, 2006 and 2005, 2,000, 160,056 and 0 shares of common stock, respectively, were issued in connection with the exercise of stock warrants. In June 2007, we repurchased 324,502 stock warrants at an aggregate cash purchase price of $2.6 million and such stock warrants were then canceled. As of December 31, 2007, there were outstanding stock warrants to purchase 2,000 shares of our common stock.

Repurchase of Common Stock

In April 2006, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock as part of our ongoing capital management program. During the year ended December 31, 2007, 3,469,500 shares of our common stock were repurchased on the open market for an aggregate purchase price of $50.0 million. There were no common stock repurchases in 2006. In August 2005, we repurchased 1,163,000 shares of our common stock from Korea Exchange Bank for an aggregate purchase price of $20.0 million as part of our ongoing capital management program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuance under our stock option plans.

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

Quantitative measures established by regulation to ensure capital adequacy require Hanmi Financial and the Bank to maintain minimum ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier 1 Capital (as defined) to Average Assets (as defined). Management believes that, as of December 31, 2007 and 2006, Hanmi Financial and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Board categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the institution’s category.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 14 —	Regulatory Matters (Continued)

The capital ratios of Hanmi Financial and Hanmi Bank at December 31, 2007 and 2006 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$380,057	10.65%	$285,417	8.00%	N/A	N/A
Hanmi Bank	$377,613	10.59%	$285,137	8.00%	$356,422	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$335,451	9.40%	$142,708	4.00%	N/A	N/A
Hanmi Bank	$333,050	9.34%	$142,569	4.00%	$213,853	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$335,451	8.52%	$157,513	4.00%	N/A	N/A
Hanmi Bank	$333,050	8.47%	$157,372	4.00%	$196,715	5.00%
December 31, 2006
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$384,895	12.55%	$245,408	8.00%	N/A	N/A
Hanmi Bank	$376,422	12.28%	$245,158	8.00%	$306,447	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$355,186	11.58%	$122,704	4.00%	N/A	N/A
Hanmi Bank	$346,713	11.31%	$122,579	4.00%	$183,868	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$355,186	10.08%	$140,947	4.00%	N/A	N/A
Hanmi Bank	$346,713	9.85%	$140,827	4.00%	$176,034	5.00%

The average reserve balance required to be maintained with the FRB was $1.5 million as of December 31, 2007 and 2006.

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 15 —	Earnings (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the years ended December 31, 2007, 2006 and 2005:

		Weighted-
	Income	Average	Per
	(Loss)	Shares	Share
(Dollars in Thousands, Except Per Share Amounts)	(Numerator)	(Denominator)	Amount

2007:
Basic EPS — Income Available to Common Shareholders	$(60,520)	47,787,213	$(1.27)
Effect of Dilutive Securities — Options and Warrants	—	—	—

Diluted EPS — Income Available to Common Shareholders	$(60,520)	47,787,213	$(1.27)

2006:
Basic EPS — Income Available to Common Shareholders	$65,649	48,850,221	$1.34
Effect of Dilutive Securities — Options and Warrants	—	584,907	(0.01)

Diluted EPS — Income Available to Common Shareholders	$65,649	49,435,128	$1.33

2005:
Basic EPS — Income Available to Common Shareholders	$58,229	49,174,885	$1.18
Effect of Dilutive Securities — Options and Warrants	—	767,471	(0.01)

Diluted EPS — Income Available to Common Shareholders	$58,229	49,942,356	$1.17

For the years ended December 31, 2007, 2006 and 2005, there were 1,493,766, 1,373,554 and 50,554 options and warrants outstanding, respectively, that were not included in the computation of diluted EPS because of a net loss or their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Note 16 —	Employee Benefits

401(k) Plan

We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. We made contributions to the 401(k) plan for the years ended December 31, 2007, 2006 and 2005 of $1.2 million, $1.0 million and $918,000, respectively.

Bank-Owned Life Insurance

In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

Deferred Compensation Plan

Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (“the DCP”). The DCP is a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The DCP is unfunded. As of December 31, 2007 and 2006, the liability for the deferred compensation plan and interest thereon was $188,000 and $112,000, respectively.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 17 —	Commitments and Contingencies

We lease our premises under non-cancelable operating leases. At December 31, 2007, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, is as follows:

Year Ending	Amount
December 31,	(In thousands)

2008	$2,906
2009	2,864
2010	2,645
2011	1,494
2012	1,190
Thereafter	5,179

$16,278

Rental expenses recorded under such leases in 2007, 2006 and 2005 amounted to $4.8 million, $4.1 million and $3.4 million, respectively.

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

Note 18 —	Off-Balance Sheet Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The Bank’s exposure to credit losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty.

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,

(In thousands)	2007	2006

Commitments to Extend Credit	$524,349	$578,347
Commercial Letters of Credit	52,544	65,158
Standby Letters of Credit	48,071	48,289
Unused Credit Card Lines	18,622	17,031

Total Undisbursed Loan Commitments	$643,586	$708,825

Note 19 —	Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 19 —	Fair Value of Financial Instruments (Continued)

Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2007		December 31, 2006

	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
(In thousands)	Amount	Value	Amount	Value

ASSETS
Cash and Cash Equivalents	$122,398	$122,398	$138,501	$138,501
Term Federal Funds Sold	—	—	5,000	5,000
Securities Held to Maturity	940	941	967	969
Securities Available for Sale	349,517	349,517	390,612	390,612
Loans Receivable, Net	3,234,762	3,232,165	2,813,520	2,834,864
Loans Held for Sale	6,335	6,335	23,870	23,870
Accrued Interest Receivable	17,500	17,500	16,919	16,919
Federal Reserve Bank Stock	11,733	11,733	11,733	11,733
Federal Home Loan Bank Stock	21,746	21,746	13,189	13,189

LIABILITIES
Noninterest-Bearing Deposits	680,282	680,282	728,347	728,347
Interest-Bearing Deposits	2,321,417	2,323,199	2,216,368	2,216,757
FHLB Advances, Other Borrowings and Junior Subordinated Debentures	569,570	571,913	251,443	254,058
Accrued Interest Payable	21,828	21,828	22,582	22,582
OFF-BALANCE SHEET ITEMS
Commitments to Extend Credit	524,349	535	578,347	1,786
Standby Letters of Credit	48,071	147	48,289	245

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

Loans — Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The fair value of non-performing loans at December 31, 2007 and 2006 was not estimated because it is not

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 19 —	Fair Value of Financial Instruments (Continued)

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

Note 20 —	Condensed Financial Information of Parent Company

BALANCE SHEETS

	December 31,

(In thousands)	2007	2006

ASSETS
Cash	$5,296	$7,578
Investment in Consolidated Subsidiaries	448,657	558,645
Investment in Unconsolidated Subsidiaries	2,986	2,986
Other Assets	1,032	4,346

Total Assets	$457,971	$573,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior Subordinated Debentures	$82,406	$82,406
Other Liabilities	4,020	4,032
Stockholders’ Equity	371,545	487,117

Total Liabilities and Stockholders’ Equity	$457,971	$573,555

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 20 —	Condensed Financial Information of Parent Company (Continued)

STATEMENTS OF OPERATIONS

	Year Ended December 31,

(In thousands)	2007	2006	2005

Equity in Earnings (Losses) of Subsidiaries	$(54,083)	$71,375	$62,001
Other Expenses, Net	(10,155)	(9,266)	(6,133)
Income Tax Benefit	3,718	3,540	2,361

Net Income (Loss)	$(60,520)	$65,649	$58,229

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 20 —	Condensed Financial Information of Parent Company (Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(60,520)	$65,649	$58,229
Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities:
Losses (Earnings) of Subsidiaries	54,083	(71,375)	(62,001)
Decrease in Receivable from Hanmi Bank	—	—	455
Share-Based Compensation Expense	1,891	1,521	—
(Increase) Decrease in Other Assets	3,314	(1,255)	(1,292)
Increase (Decrease) in Other Liabilities	(12)	659	(229)
Tax Benefit from Exercises of Stock Options	317	661	729

Net Cash Used In Operating Activities	(927)	(4,140)	(4,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends Received from Hanmi Bank	63,501	18,500	27,541
Business Acquisitions, Net of Cash Received	(4,121)	—	—

Net Cash Provided By Investing Activities	59,380	18,500	27,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options and Stock Warrants	1,164	3,553	2,516
Stock Issued for Business Acquisitions	2,198	—	—
Cash Paid to Acquire Treasury Stock	(49,971)	—	(20,041)
Cash Paid to Repurchase Stock Warrants	(2,552)	—	—
Cash Dividends Paid	(11,574)	(11,805)	(9,813)

Net Cash Used In Financing Activities	(60,735)	(8,252)	(27,338)

NET INCREASE (DECREASE) IN CASH	(2,282)	6,108	(3,906)
Cash at Beginning of Year	7,578	1,470	5,376

CASH AT END OF YEAR	$5,296	$7,578	$1,470

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005 (Continued)

Note 21 —	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows:

	Quarter Ended

(Dollars in thousands; except per share amounts)	March 31	June 30	September 30	December 31

2007:
Interest Income	$67,956	$69,860	$71,197	$71,883
Interest Expense	29,891	31,270	33,342	34,190

Net Interest Income Before Provision for Credit Losses	38,065	38,590	37,855	37,693
Provision for Credit Losses	6,132	3,023	8,464	20,704
Non-Interest Income	9,987	10,692	9,526	9,801
Non-Interest Expenses	20,969	21,490	21,249	126,221

Income (Loss) Before Provision for Income Taxes	20,951	24,769	17,668	(99,431)
Provision for Income Taxes	7,896	9,446	6,580	555

NET INCOME (LOSS)	$13,055	$15,323	$11,088	$(99,986)

EARNINGS (LOSS) PER SHARE:
Basic	$0.27	$0.32	$0.23	$(2.15)
Diluted	$0.26	$0.31	$0.23	$(2.15)
2006:
Interest Income	$58,535	$63,906	$68,664	$69,084
Interest Expense	21,680	25,509	28,934	30,306

Net Interest Income Before Provision for Credit Losses	36,855	38,397	39,730	38,778
Provision for Credit Losses	2,960	900	1,682	1,631
Non-Interest Income	8,045	8,668	9,172	11,078
Non-Interest Expenses	17,740	19,797	19,861	19,915

Income Before Provision for Income Taxes	24,200	26,368	27,359	28,310
Provision for Income Taxes	9,398	10,428	9,762	11,000

NET INCOME	$14,802	$15,940	$17,597	$17,310

EARNINGS PER SHARE:
Basic	$0.30	$0.33	$0.36	$0.35
Diluted	$0.30	$0.32	$0.36	$0.35

Reclassifications have been made to the 2006 quarterly financial statements to conform to the current presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION

By:	/s/ Chung Hoon Youk
Chung Hoon Youk
Interim President and Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 29, 2008.

/s/ Chung Hoon Youk Chung Hoon Youk Interim President and Chief Executive Officer (Principal Executive Officer)	/s/ Brian E. Cho Brian E. Cho Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Richard B. C. Lee Richard B. C. Lee Chairman of the Board	/s/ I Joon Ahn I Joon Ahn Director
/s/ Ki Tae Hong Ki Tae Hong Director	/s/ Joon Hyung Lee Joon Hyung Lee Director
/s/ Mark K. Mason Mark K. Mason Director	/s/ Chang Kyu Park Chang Kyu Park Director
/s/ Joseph K. Rho Joseph K. Rho Director	/s/ Won R. Yoon Won R. Yoon Director

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Certificate of Incorporation, As Amended (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment to Bylaws (2)
4.1	Specimen Certificate of Registrant (1)
10.1	Hanmi Financial Corporation 2007 Equity Compensation Plan (3)
10.2	Separation Agreement between Hanmi Financial Corporation and Dr. Sung Won Sohn, dated December 27, 2007(4)
10.3	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (5)
10.4	Put Option Agreement between Hanmi Financial Corporation and John M. Eggemeyer dated April 17, 2007 (6)
10.5	Put Option Agreement between Hanmi Financial Corporation and William J. Ruh dated April 17, 2007 (6)
14	Code of Ethics (7)
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-4 (No. 333-32770) filed with the SEC on March 20, 2000.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on November 26, 2007.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on December 27, 2007.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on December 3, 2007.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.