Form 10-Q
period 2008-03-31
HANMI FINANCIAL CORP
filed 2008-05-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Yes ☒ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Exchange Act Rule 12b-2.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do Not Check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒
     As of May 1, 2008, there were 45,905,549 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and Due From Banks	$101,306	$105,898
Federal Funds Sold	2,000	16,500

Cash and Cash Equivalents	103,306	122,398
Securities Held to Maturity, at Amortized Cost (Fair Value: 2008 — $932; 2007 — $941)	934	940
Securities Available for Sale, at Fair Value	322,702	349,517
Loans Receivable, Net of Allowance for Loan Losses of $52,986 and $43,611 at March 31, 2008 and December 31, 2007, Respectively	3,242,500	3,234,762
Loans Held for Sale, at the Lower of Cost or Fair Value	8,553	6,335
Customers’ Liability on Acceptances	7,119	5,387
Premises and Equipment, Net	20,679	20,800
Accrued Interest Receivable	15,417	17,411
Other Real Estate Owned	—	287
Servicing Assets	4,220	4,336
Goodwill	107,393	107,100
Other Intangible Assets	6,384	6,908
Federal Reserve Bank Stock, at Cost	11,733	11,733
Federal Home Loan Bank Stock, at Cost	21,985	21,746
Bank-Owned Life Insurance	24,760	24,525
Other Assets	42,710	49,472

TOTAL ASSETS	$3,940,395	$3,983,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$676,471	$680,282
Interest-Bearing:
Savings	92,189	93,099
Money Market Checking and NOW Accounts	696,552	445,806
Time Deposits of $100,000 or More	1,248,853	1,441,683
Other Time Deposits	313,703	340,829

Total Deposits	3,027,768	3,001,699
Accrued Interest Payable	17,857	21,828
Acceptances Outstanding	7,119	5,387
FHLB Advances and Other Borrowings	415,553	487,164
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	19,328	14,617

Total Liabilities	3,570,031	3,613,101

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,538,049 Shares (45,905,549 Shares Outstanding) and 50,493,441 Shares (45,860,941 Shares Outstanding) at March 31, 2008 and December 31, 2007, Respectively	51	50
Additional Paid-In Capital	348,607	348,073
Unearned Compensation	(270)	(245)
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of $1,469 and $527 at March 31, 2008 and December 31, 2007, Respectively	1,628	275
Retained Earnings	90,360	92,415

	440,376	440,568
Less Treasury Stock, at Cost; 4,632,500 Shares at March 31, 2008 and December 31, 2007	(70,012)	(70,012)

Total Stockholders’ Equity	370,364	370,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,940,395	$3,983,657

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2008	2007
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$60,598	$62,561
Taxable Interest on Investments	3,116	3,531
Tax-Exempt Interest on Investments	759	764
Dividends on FHLB and FRB Stock	414	369
Interest on Federal Funds Sold	83	726
Interest on Term Federal Funds Sold	—	5

Total Interest and Dividend Income	64,970	67,956

INTEREST EXPENSE:
Interest on Deposits	24,847	26,189
Interest on FHLB Advances and Other Borrowings	4,477	2,171
Interest on Junior Subordinated Debentures	1,449	1,639

Total Interest Expense	30,773	29,999

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	34,197	37,957
Provision for Credit Losses	17,821	6,132

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,376	31,825

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,717	4,488
Insurance Commissions	1,315	1,125
Trade Finance Fees	865	1,290
Remittance Fees	505	471
Other Service Charges and Fees	716	616
Bank-Owned Life Insurance Income	240	230
Increase in Fair Value of Derivatives	239	92
Other Income	337	275
Gain on Sales of Loans	213	1,400
Gain on Sales of Securities Available for Sale	618	—

Total Non-Interest Income	9,765	9,987

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	11,280	11,761
Occupancy and Equipment	2,782	2,512
Data Processing	1,534	1,563
Professional Fees	985	474
Advertising and Promotion	812	661
Supplies and Communication	704	588
Amortization of Other Intangible Assets	524	614
Other Operating Expenses	2,967	2,796

Total Non-Interest Expenses	21,588	20,969

INCOME BEFORE PROVISION FOR INCOME TAXES	4,553	20,843
Provision for Income Taxes	1,632	7,851

NET INCOME	$2,921	$12,992

EARNINGS PER SHARE:
Basic	$0.06	$0.27
Diluted	$0.06	$0.26

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,842,376	48,962,089
Diluted	45,918,143	49,500,312
DIVIDENDS DECLARED PER SHARE	$0.06	$0.06
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands)

	Common Stock - Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other		Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Retained	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	Earnings	at Cost	Equity
BALANCE — DECEMBER 31, 2006	50,239,613	(1,163,000)	49,076,613	$50	$344,810	$—	$(3,200)	$164,751	$(20,041)	$486,370
Shares Issued for Business Acquisitions	102,181	—	102,181	—	2,198	—	—	—	—	2,198
Exercises of Stock Options	43,943	—	43,943	—	389	—	—	—	—	389
Share-Based Compensation Expense	—	—	—	—	480	—	—	—	—	480
Cash Dividends	—	—	—	—	—	—	—	(2,950)	—	(2,950)
Shares Repurchased	—	(397,200)	(397,200)	—	—	—	—	—	(8,057)	(8,057)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	12,992	—	12,992
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	822	—	—	822

Total Comprehensive Income										13,814

BALANCE — MARCH 31, 2007	50,385,737	(1,560,200)	48,825,537	$50	$347,877	$—	$(2,378)	$174,793	$(28,098)	$492,244

BALANCE — DECEMBER 31, 2007	50,493,441	(4,632,500)	45,860,941	$50	$348,073	$(245)	$275	$92,415	$(70,012)	$370,556
Cumulative-Effect Adjustment from the Adoption of EITF Issue No. 06-4	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	271	16	—	—	—	287
Restricted Stock Awards	5,000	—	5,000	—	41	(41)	—	—	—	—
Cash Dividends	—	—	—	—	—	—	—	(2,753)	—	(2,753)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	2,921	—	2,921
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	1,353	—	—	1,353

Total Comprehensive Income										4,274

BALANCE — MARCH 31, 2008	50,538,049	(4,632,500)	45,905,549	$51	$348,607	$(270)	$1,628	$90,360	$(70,012)	$370,364

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,921	$12,992
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	749	703
Amortization of Premiums and Accretion of Discounts on Investments, Net	(353)	48
Amortization of Other Intangible Assets	524	614
Amortization of Servicing Assets	(413)	(529)
Share-Based Compensation Expense	287	480
Provision for Credit Losses	17,821	6,132
Federal Home Loan Bank Stock Dividends	(239)	(193)
Gain on Sales of Securities Available for Sale	(618)	—
Increase in Fair Value of Derivatives	(239)	(92)
Gain on Sales of Loans	(213)	(1,400)
Loss on Sales of Premises and Equipment	1	10
Origination of Loans Held for Sale	(8,356)	(24,698)
Proceeds from Sales of Loans Held for Sale	6,351	35,771
Decrease in Accrued Interest Receivable	1,994	180
Decrease in Servicing Asset	529	580
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(235)	(230)
Decrease (Increase) in Other Assets	6,470	(3,471)
Decrease in Accrued Interest Payable	(3,971)	(203)
Increase in Other Liabilities	1,339	5,295
Other, Net	132	783

Net Cash Provided By Operating Activities	24,481	32,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured Term Federal Funds Sold	—	5,000
Proceeds from Matured or Called Securities Available for Sale	30,256	11,334
Proceeds from Sales of Securities Available for Sale	24,001	—
Proceeds from Sales of Other Real Estate Owned	155	—
Net Increase in Loans Receivable	(24,410)	(64,317)
Purchases of Securities Available for Sale	(24,581)	—
Purchases of Premises and Equipment	(629)	(944)
Business Acquisitions, Net of Cash Acquired	—	(4,121)

Net Cash Provided By (Used In) Investing Activities	4,792	(53,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	26,069	39,292
Proceeds from Exercises of Stock Options	—	389
Stock Issued for Business Acquisitions	—	2,198
Cash Paid to Acquire Treasury Stock	—	(8,057)
Cash Paid to Repurchase Stock Options	(70)	—
Cash Dividends Paid	(2,753)	(2,950)
Repayment of Long-Term FHLB Advances and Other Borrowings	(115)	(109)
Net Change in Short-Term FHLB Advances and Other Borrowings	(71,496)	(814)

Net Cash (Used In) Provided By Financing Activities	(48,365)	29,949

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,092)	9,673
Cash and Cash Equivalents at Beginning of Period	122,398	138,501

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,306	$148,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$38,459	$29,688
Income Tax Payments, Net of Refunds	$163	$711
Non-Cash Activities:
Stock Issued for Business Acquisition Contingent Consideration	$293	$—
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
NOTE 1 — BASIS OF PRESENTATION
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”). Our other subsidiaries are Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”).
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the results for the interim period ended March 31, 2008, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our 2007 Annual Report on Form 10-K.
     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2007 Annual Report on Form 10-K.
     Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation. Also see “Note 7 — Correction of Immaterial Errors in Prior Periods.”
NOTE 2 — FAIR VALUE MEASUREMENTS
     Fair Value Option and Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)
NOTE 2 — FAIR VALUE MEASUREMENTS (Continued)
     Fair Value Measurement
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a three-level fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:
• Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

• Level 2	Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

• Level 3	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
     We used the following methods and significant assumptions to estimate fair value:
     Securities Available for Sale — The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, as well as other U.S. government and agency debentures that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Securities classified as Level 3 are preferred stocks that are not traded in market.
     Loans Held for Sale — Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, we classify loans subjected to non-recurring fair value adjustments as Level 2.
     Impaired Loans — SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These are considered Level 2. For the loan’s collateral for which observable market prices are not available, fair value is estimated using discounted cash flow models. These are considered Level 3.
     Derivatives — Our derivative instruments consist of an over-the-counter equity swap. As such, significant fair value inputs can generally be verified and do not typically involve significant judgments by management. As such, we classify derivatives as Level 2.
     Servicing Assets and Servicing Liabilities — The fair value of servicing assets and servicing liabilities is based on a valuation model that calculates the present value of estimated net future cash flows related to contractually specified servicing fees. The valuation model incorporates assumptions that market participants would use in estimating future cash flows. We are able to compare the valuation model inputs and results to widely available published industry data for reasonableness. Fair value measurements of servicing assets and servicing liabilities use significant unobservable inputs. As such, we classify them as Level 3.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)
NOTE 2 — FAIR VALUE MEASUREMENTS (Continued)
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     As of March 31, 2008, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant
	for Identical	Identical	Unobservable	Balance as of
	Assets	Characteristics	Inputs	March 31, 2008
	(In Thousands)
ASSETS:
Securities Available for Sale:
U.S. Government Agency Securities	$105,295	$—	$—	$105,295
Mortgage-Backed Securities	—	94,600	—	94,600
Municipal Bonds	—	62,615	—	62,615
Collateralized Mortgage Obligations	—	48,549	—	48,549
Corporate Bonds	—	7,796	—	7,796
Other Securities	—	2,922	925	3,847

Total Securities Available for Sale	$105,295	$216,482	$925	$322,702

Derivatives (Equity Swap)	$—	$1,192	$—	$1,192
Servicing Assets	$—	$—	$4,220	$4,220
LIABILITIES:
Servicing Liabilities	$—	$—	$266	$266
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
			Realized and	Unrealized
			Unrealized	Gains or Losses
	Beginning	Purchases,	Gains or Losses	in Other	Ending
	Balance as of	Issuances and	in Earnings	Comprehensive	Balance as of
	January 1, 2008	Settlements	(Other Expense)	Income	March 31, 2008
	(In Thousands)
ASSETS:
Securities Available for Sale (Other Securities)	$925	$—	$—	$—	$925
Servicing Assets	$4,336	$91	$(207)	$—	$4,220
LIABILITIES:
Servicing Liabilities	$266	$—	$—	$—	$266

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)
NOTE 2 — FAIR VALUE MEASUREMENTS (Continued)
     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of March 31, 2008, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
Significant
Observable
Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant
	for Identical	Identical	Unobservable	Balance as of
	Assets	Characteristics	Inputs	March 31, 2008
(In Thousands)
ASSETS:
Loans Held for Sale	$—	$8,553	$—	$8,553
Impaired Loans	$—	$3,306	$85,223	$88,529
NOTE 3 — SHARE-BASED COMPENSATION
     For the three months ended March 31, 2008 and 2007, we recorded share-based compensation expense of $287,000 and $480,000, respectively.
     Unrecognized Compensation Expense
     At March 31, 2008, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$3,615	2.7 years
Restricted Stock Awards	270	4.3 years

Total Unrecognized Share-Based Compensation Expense	$3,885	2.8 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)
NOTE 3 — SHARE-BASED COMPENSATION (Continued)
     Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended March 31, 2008:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,472,766	$15.33	7.2 years	$735	(1)
Options Granted	40,000	$9.52	9.8 years
Options Expired	(15,800)	$14.94	6.6 years
Options Forfeited	(10,600)	$18.44	8.1 years

Options Outstanding at End of Period	1,486,366	$15.16	7.0 years	$475	(2)

Options Exercisable at End of Period	684,744	$12.63	5.5 years	$475	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $8.62 as of December 31, 2007, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $7.39 as of March 31, 2008, over the exercise price, multiplied by the number of options.
     The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0 and $503,000, respectively.
     The table below provides information for restricted stock awards for the three months ended March 31, 2008:

		Weighted-
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share
Non-Vested Restricted Stock at Beginning of Period	19,000	$13.48
Restricted Stock Awards	5,000	$8.21

Non-Vested Restricted Stock at End of Period	24,000	$12.38

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)
NOTE 4 — EARNINGS PER SHARE (Continued)
     The following table presents a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

		Weighted-
		Average	Per
	Income	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended March 31, 2008:
Basic EPS — Income Available to Common Stockholders	$2,921	45,842,376	$0.06
Effect of Dilutive Securities — Options and Unvested Restricted Stock	—	75,767	—

Diluted EPS — Income Available to Common Stockholders	$2,921	45,918,143	$0.06

Three Months Ended March 31, 2007:
Basic EPS — Income Available to Common Stockholders	$12,992	48,962,089	$0.27
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	538,223	(0.01)

Diluted EPS — Income Available to Common Stockholders	$12,992	49,500,312	$0.26

     For the three months ended March 31, 2008 and 2007, there were 1,287,086 and 926,554 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
NOTE 5 — OFF-BALANCE SHEET COMMITMENTS
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
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31,	December 31,
	2008	2007
	(In Thousands)
Commitments to Extend Credit	$492,671	$524,349
Commercial Letters of Credit	50,579	52,544
Standby Letters of Credit	48,483	48,071
Unused Credit Card Lines	19,093	18,622

Total Undisbursed Loan Commitments	$610,826	$643,586

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)
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
NOTE 7 — CORRECTION OF IMMATERIAL ERRORS IN PRIOR PERIODS
     Our historical financial statements have been revised from that issued in prior years to correct immaterial errors related to the recording of interest expense. We recognized an adjustment of $989,000, net of tax, to retained earnings and related accrued interest payable in the Consolidated Balance Sheet as of December 31, 2007 and an adjustment of $108,000, before tax, to interest expense on deposits in the Consolidated Statement of Income for the three months ended March 31, 2007.
     The following is a summary of the effects of the immaterial error correction on the consolidated financial statements for the periods indicated:

	December 31, 2007
	As
	Previously		As
	Reported	Adjustments	Restated
	(In Thousands)
CONSOLIDATED BALANCE SHEET
Accrued Interest Receivable	$17,500	$(89)	$17,411
Total Assets	$3,983,746	$(89)	$3,983,657
Other Liabilities	$13,717	$900	$14,617
Total Liabilities	$3,612,201	$900	$3,613,101
Retained Earnings	$93,404	$(989)	$92,415
Total Stockholders’ Equity	$371,545	$(989)	$370,556
Total Liabilities and Stockholders’ Equity	$3,983,746	$(89)	$3,983,657

	Three Months Ended March 31, 2007
	As
	Previously		As
	Reported	Adjustments	Restated
	(In Thousands)
CONSOLIDATED STATEMENT OF INCOME
Interest on Deposits	$26,081	$108	$26,189
Total Interest Expense	$29,891	$108	$29,999
Net Interest Income Before Provision for Credit Losses	$38,065	$(108)	$37,957
Net Interest Income After Provision for Credit Losses	$31,933	$(108)	$31,825
Income Before Provision for Income Taxes	$20,951	$(108)	$20,843
Provision for Income Taxes	$7,896	$(45)	$7,851
Net Income	$13,055	$(63)	$12,992
Earnings Per Share:
Basic	$0.27	$—	$0.27
Diluted	$0.26	$—	$0.26

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Continued)
NOTE 8 — CUMULATIVE-EFFECT ADJUSTMENT FROM THE ADOPTION OF EITF ISSUE NO. 06-4
     In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements,” which requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented; or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. We adopted the provisions of EITF Issue No. 06-4 on January 1, 2008 and recorded a cumulative-effect adjustment to the beginning balance in retained earnings of $2.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:
•	general economic and business conditions in those areas in which we operate;

•	demographic changes;

•	competition for loans and deposits;

•	fluctuations in interest rates;

•	risks of natural disasters related to our real estate portfolio;

•	risks associated with Small Business Administration (“SBA”) loans;

•	changes in governmental regulation;

•	ability to receive regulatory approval for Hanmi Bank to declare dividends to Hanmi Financial;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	the ability of borrowers to perform under the terms of their loans and other terms of credit agreements;

•	our ability to successfully integrate acquisitions we may make;

•	the availability of capital to fund the expansion of our business; and

•	changes in securities markets.
     For a discussion of some of the other factors that might cause such a difference, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2007. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition for the three months ended March 31, 2008 and March 31, 2007. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

SELECTED FINANCIAL DATA
     The following table sets forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,303,141	$2,882,632
Average Investment Securities	$342,123	$386,688
Average Interest-Earning Assets	$3,689,650	$3,350,245
Average Total Assets	$3,965,425	$3,740,936
Average Deposits	$2,995,315	$2,945,386
Average Borrowings	$553,138	$251,594
Average Interest-Bearing Liabilities	$2,897,209	$2,487,429
Average Stockholders’ Equity	$377,411	$495,832
Average Tangible Equity (2)	$263,624	$276,918

PER SHARE DATA:
Earnings Per Share — Basic	$0.06	$0.27
Earnings Per Share — Diluted	$0.06	$0.26
Common Shares Outstanding	45,905,549	48,825,537
Book Value Per Share (3)	$8.07	$10.08
Tangible Book Value Per Share (4)	$5.59	$5.61
Cash Dividends Per Share	$0.06	$0.06

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	0.30%	1.41%
Return on Average Stockholders’ Equity (5) (7)	3.11%	10.63%
Return on Average Tangible Equity (5) (8)	4.46%	19.03%
Net Interest Spread (9)	2.81%	3.34%
Net Interest Margin (10)	3.73%	4.59%
Efficiency Ratio (11)	49.11%	43.74%
Dividend Payout Ratio (12)	94.28%	22.55%
Average Stockholders’ Equity to Average Total Assets	9.52%	13.25%

SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial	10.74%	12.19%
Hanmi Bank	10.79%	12.30%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	9.48%	11.15%
Hanmi Bank	9.54%	11.25%
Tier 1 Leverage Ratio:
Hanmi Financial	8.69%	10.09%
Hanmi Bank	8.74%	10.18%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	2.68%	0.67%
Non-Performing Assets to Total Assets (15)	2.25%	0.52%
Net Loan Charge-Offs to Average Total Gross Loans (16)	0.89%	0.34%
Allowance for Loan Losses to Total Gross Loans	1.60%	1.08%
Allowance for Loan Losses to Non-Performing Loans	59.72%	161.55%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net income.

(6)	Net income divided by average total assets.

(7)	Net income divided by average stockholders’ equity.

(8)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(10)	Net interest income before provision for credit losses divided by average interest-earning assets.

(11)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(12)	Cash dividends per share times common shares outstanding divided by net income.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System (the “FRB”), are 10 percent for Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
Average Stockholders’ Equity	$377,411	$495,832
Less Average Goodwill and Average Other Intangible Assets	(113,787)	(218,914)

Average Tangible Equity	$263,624	$276,918

Return on Average Stockholders’ Equity	3.11%	10.63%
Effect of Average Goodwill and Average Other Intangible Assets	1.35%	8.40%

Return on Average Tangible Equity	4.46%	19.03%

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	March 31,
	2008	2007
	(Dollars in Thousands;
	Except Per Share Data)
Total Stockholders’ Equity	$370,364	$492,244
Less Goodwill and Other Intangible Assets	(113,777)	(218,560)

Tangible Equity	$256,587	$273,684

Book Value Per Share	$8.07	$10.08
Effect of Goodwill and Other Intangible Assets	(2.48)	(4.47)

Tangible Book Value Per Share	$5.59	$5.61

EXECUTIVE OVERVIEW
     As of March 31, 2008, we had $3.94 billion in total assets, $3.30 billion in total gross loans and $3.03 billion in total deposits, compared to $3.98 billion, $3.28 billion and $3.00 billion, respectively, as of December 31, 2007.
     The focus of our business has been on commercial and real estate lending. As of March 31, 2008, we maintained a branch network of 25 full-service branch offices in California and eight loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington. In February 2008, we opened a new full-service branch in Beverly Hills, California. We are currently planning to open two more full-service branches in the Southern California area by the end of 2008.
     In April 2006, the Board of Directors of Hanmi Financial authorized the repurchase of up to $50.0 million of common stock. During 2007, we repurchased 3,469,500 shares of our common stock at a total cost of $50.0 million. We believe this program represented an efficient way to manage capital as well as affirming our optimism for the long-term value for stockholders.
     During the past 12 months, the economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels. Starting in the fourth quarter of 2007, we expanded our portfolio monitoring activities in an attempt to identify problematic loans. For non-performing loans, we have enhanced our collection efforts, increased workout and collection personnel and created individual action plans to maximize, to the extent possible, collections on such loans. We will continue our expanded monitoring of the loan portfolio until economic conditions have improved sufficiently and loan delinquency and defaults improve.
Key Performance Indicators
     We believe the following were key indicators of our operating performance for the three months ended March 31, 2008:
•	Return on average assets was 0.30 percent for the three months ended March 31, 2008, compared to 1.41 percent for the same period in 2007.

•	Return on average stockholders’ equity was 3.11 percent for the three months ended March 31, 2008, and the annualized return on average tangible equity was 4.46 percent, compared to 10.63 percent and 19.03 percent, respectively, for the same period in 2007.

•	The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) was 49.11 percent for the three months ended March 31, 2008, compared to 43.74 percent for the same quarter in 2007

•	The net interest spread and net interest margin for the three months ended March 31, 2008 were 2.81 percent and 3.73 percent, respectively, compared to 3.34 percent and 4.59 percent, respectively, for the same period in 2007.
     As of March 31, 2008, total assets were $3.94 billion, a decrease of $43.3 million, or 1.1 percent, from the December 31, 2007 balance of $3.98 billion.
•	Investment securities decreased $26.8 million, or 7.7 percent, from $350.5 million as of December 31, 2007 to $323.6 million as of March 31, 2008.

•	Loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, increased $10.0 million, or 0.3 percent, from $3.24 billion as of December 31, 2007 to $3.25 billion as of March 31, 2008.

•	Total deposits increased $26.1 million, or 0.9 percent, from $3.00 billion as of December 31, 2007 to $3.03 billion as of March 31, 2008.

2008 Outlook
     As we look ahead to the remainder of 2008, the economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and thus our results of operations, liquidity and financial condition. We continue to anticipate that the weakened national economy will remain through the end of 2008, largely created by the housing market fallout and credit quality problems. Responding to this difficult environment, we have enhanced our loan underwriting standards to be more stringent and made it more difficult to allow exceptions from our loan policy.
     Our focus on net interest margin management will continue. It is our expectation that the strategic change toward more moderate loan growth will make our funding needs subside and our reliance on high-cost deposits to decline. With the Federal Reserve Board’s rate cut of 200 basis points during the first quarter of 2008, our margins will initially decrease in the second quarter of 2008 since our gap model indicates that we are in a slight asset-sensitive position for the first three-month timeframe where deposit costs reprice slower than our interest-earning assets. However, the extent of margin compression, if any, seems negligible beyond the second quarter of 2008 as we are in a liability-sensitive position over a twelve-month timeframe. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources” for further discussion.
RESULTS OF OPERATIONS
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
     Net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” Our net interest income also is affected by changes in the yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate changes.” Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as Federal economic policies, the general supply of money in the economy, income tax policies, governmental budgetary matters and the actions of the Federal Reserve Bank of San Francisco.

     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	March 31, 2008			March 31, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,303,141	$60,598	7.38%	$2,882,632	$62,561	8.80%
Municipal Securities (2)	71,879	759	4.22%	72,396	764	4.22%
Obligations of Other U.S. Government Agencies	109,860	1,245	4.53%	118,267	1,256	4.25%
Other Debt Securities	160,384	1,871	4.67%	196,025	2,275	4.64%
Equity Securities	33,490	414	4.94%	25,008	369	5.90%
Federal Funds Sold	10,896	83	3.05%	55,528	726	5.23%
Term Federal Funds Sold	—	—	—	389	5	5.14%

Total Interest-Earning Assets	3,689,650	64,970	7.08%	3,350,245	67,956	8.23%

Noninterest-Earning Assets:
Cash and Cash Equivalents	93,793			90,766
Allowance for Loan Losses	(42,545)			(27,085)
Other Assets	224,527			327,010

Total Noninterest-Earning Assets	275,775			390,691

Total Assets	$3,965,425			$3,740,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$92,467	527	2.29%	$100,777	461	1.86%
Money Market Checking and NOW Accounts	557,493	4,660	3.36%	427,871	3,472	3.29%
Time Deposits of $100,000 or More	1,354,466	15,687	4.66%	1,406,311	18,498	5.33%
Other Time Deposits	339,645	3,973	4.70%	300,876	3,758	5.07%
FHLB Advances and Other Borrowings	470,732	4,477	3.83%	169,188	2,171	5.20%
Junior Subordinated Debentures	82,406	1,449	7.07%	82,406	1,639	8.07%

Total Interest-Bearing Liabilities	2,897,209	30,773	4.27%	2,487,429	29,999	4.89%

Noninterest-Bearing Liabilities:
Demand Deposits	651,244			709,551
Other Liabilities	39,561			48,124

Total Noninterest-Bearing Liabilities	690,805			757,675

Total Liabilities	3,588,014			3,245,104
Stockholders’ Equity	377,411			495,832

Total Liabilities and Stockholders’ Equity	$3,965,425			$3,740,936

Net Interest Income		$34,197			$37,957

Net Interest Spread (3)			2.81%			3.34%

Net Interest Margin (4)			3.73%			4.59%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $588,000 and $902,000 for the three months ended March 31, 2008 and 2007, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $1.2 million and $1.2 million, and the yields would be 6.50 percent and 6.49 percent, for the three months ended March 31, 2008 and 2007, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2008 vs. 2007
	Increases (Decreases)
	Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$8,744	$(10,707)	$(1,963)
Municipal Securities	(5)	—	(5)
Obligations of Other U.S. Government Agencies	(92)	81	(11)
Other Debt Securities	(416)	12	(404)
Equity Securities	111	(66)	45
Federal Funds Sold	(423)	(220)	(643)
Term Federal Funds Sold	(5)	—	(5)

Total Interest and Dividend Income	7,914	(10,900)	(2,986)

Interest Expense:
Savings	(40)	106	66
Money Market Checking and NOW Accounts	1,109	79	1,188
Time Deposits of $100,000 or More	(633)	(2,178)	(2,811)
Other Time Deposits	486	(271)	215
FHLB Advances and Other Borrowings	3,017	(711)	2,306
Junior Subordinated Debentures	—	(190)	(190)

Total Interest Expense	3,939	(3,165)	774

Change in Net Interest Income	$3,975	$(7,735)	$(3,760)

     For the three months ended March 31, 2008 and 2007, net interest income before provision for credit losses was $34.2 million and $38.0 million, respectively. The net interest spread and net interest margin for the three months ended March 31, 2008 were 2.81 percent and 3.73 percent, respectively, compared to 3.34 percent and 4.59 percent, respectively, for the same period in 2007. The compression in the net interest margin continues to be driven by intense competition among Korean-American banks, particularly in the pricing of deposits; and the Federal Reserve Bank’s 200-basis-point cut in short-term interest rates in the first quarter of 2008. The net reversal of $1.2 million of accrued interest on loans placed on non-accrual status further compressed our margin during the first quarter of 2008.
     Average interest-earning assets increased 10.1 percent to $3.69 billion for the three months ended March 31, 2008 from $3.35 billion for the same period in 2007. Average gross loans increased 14.6 percent to $3.30 billion for the three months ended March 31, 2008 from $2.88 billion for the same period in 2007, and average investment securities decreased 11.5 percent to $342.1 million for the three months ended March 31, 2008 from $386.7 million for the same period in 2007.
     The yield on average interest-earning assets decreased by 115 basis points from 8.23 percent for the three months ended March 31, 2007 to 7.08 percent for the same period in 2008, reflecting a decrease in the average yield on loans. Absent the $1.2 million interest reversal mentioned above, the yield would be 7.21 percent. Total loan interest income decreased by 3.1 percent for the three months ended March 31, 2008 due primarily to the decrease in the average yield on loans from 8.80 percent for the three months ended March 31, 2007 to 7.38 percent for the same period in 2008. During this period, the average Wall Street Journal Prime Rate dropped 203 basis points from 8.25 percent for the three months ended March 31, 2007 to 6.22 percent for the same period in 2008. The mix of average interest-earning assets was 89.5 percent loans, 9.3 percent securities and 1.2 percent other interest-earning assets for the three months ended March 31, 2008, compared to 86.0 percent loans, 11.5 percent investment securities and 2.5 percent other interest-earning assets for the same period in 2007.

     The majority of interest-earning assets growth was funded by a $301.5 million, or 178.2 percent, increase in average FHLB advances and other borrowings and a $108.2 million, or 4.8 percent, increase in average interest-earning deposits. Total average interest-bearing liabilities grew by 16.5 percent to $2.90 billion for the three months ended March 31, 2008 compared to $2.49 billion for the same period in 2007. The average interest rate paid for interest-bearing liabilities decreased by 62 basis points from 4.89 percent for the three months ended March 31, 2007 to 4.27 percent for the same period in 2008. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.
Provision for Credit Losses
     For the three months ended March 31, 2008 and 2007, the provision for credit losses was $17.8 million and $6.1 million, respectively. The increase in the provision for credit losses is attributable to increases in net charge-offs, non-performing and delinquent loans, and criticized and classified loans. Net charge-offs were $7.3 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively. Non-performing loans increased from $54.5 million, or 1.66 percent of total gross loans, as of December 31, 2007 to $88.7 million, or 2.68 percent of total gross loans, as of March 31, 2008. Delinquent loans increased from $45.1 million at December 31, 2007 to $105.8 million at March 31, 2008. While the level of non-performing and delinquent loans are indicators of the credit quality of the portfolio, the provision for credit losses is determined based primarily on loan classifications and the historical loss experience with similarly situated credits.
Non-Interest Income
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$4,717	$4,488	$229	5.1%
Insurance Commissions	1,315	1,125	190	16.9%
Trade Finance Fees	865	1,290	(425)	(32.9)%
Remittance Fees	505	471	34	7.2%
Other Service Charges and Fees	716	616	100	16.2%
Bank-Owned Life Insurance Income	240	230	10	4.3%
Increase in Fair Value of Derivatives	239	92	147	159.8%
Other Income	337	275	62	22.5%
Gain on Sales of Loans	213	1,400	(1,187)	(84.8)%
Gain on Sales of Securities Available for Sale	618	—	618	—

Total Non-Interest Income	$9,765	$9,987	$(222)	(2.2)%

     We earn non-interest income from four major sources: service charges on deposit accounts, fees generated from international trade finance, insurance commissions and remittance fees. In addition, we sell certain assets. Such sales are determined mainly for risk management purposes. For the three months ended March 31, 2008, non-interest income was $9.8 million, a decrease of $222,000, or 2.2 percent, from $10.0 million for the three months ended March 31, 2007. The decrease in non-interest income is primarily attributable to decreases in gain on sales of loans and trade finance fees, partially offset by gain on sales of securities available for sale.
     Service charges on deposit accounts increased by $229,000, or 5.1 percent, from $4.5 million for the three months ended March 31, 2007 to $4.7 million for the same period in 2008. The increase was due to an increase in the number of deposit accounts and demand deposit transaction volume.
     Insurance commissions increased by $190,000, or 16.9 percent, from $1.1 million for the three months ended March 31, 2007 to $1.3 million for the same period in 2008. The increase was due to business growth at Chun-Ha and All World.

     Fees generated from international trade finance decreased by $425,000, or 32.9 percent, from $1.3 million for the three months ended March 31, 2007 to $865,000 for the same period in 2008. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.
     Remittance fees increased by $34,000, or 7.2 percent, from $471,000 for the three months ended March 31, 2007 to $505,000 for the same period in 2008. The increase was due to slightly higher volumes.
     Gain on sales of loans was $213,000 for the three months ended March 31, 2008, compared to $1.4 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, there were SBA loan sales of $5.2 million at an average gain of 3.8 percent, compared to SBA loan sales of $30.7 million at an average gain of 4.4 percent for the same period in 2007.
Non-Interest Expenses
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$11,280	$11,761	$(481)	(4.1)%
Occupancy and Equipment	2,782	2,512	270	10.7%
Data Processing	1,534	1,563	(29)	(1.9)%
Professional Fees	985	474	511	107.8%
Advertising and Promotion	812	661	151	22.8%
Supplies and Communications	704	588	116	19.7%
Amortization of Other Intangible Assets	524	614	(90)	(14.7)%
Other Operating Expenses	2,967	2,796	171	6.1%

Total Non-Interest Expenses	$21,588	$20,969	$619	3.0%

     For the three months ended March 31, 2008 and 2007, non-interest expenses were $21.6 million and $21.0 million, respectively. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income) for the three months ended March 31, 2008 was 49.11 percent, compared to 43.74 percent for the same period in 2007. The overall increase in non-interest expenses was primarily due to increases in occupancy and equipment and professional fees, partially offset by a decrease in salaries and employees benefits.
     Salaries and employee benefits decreased $481,000, or 4.1 percent, from $11.8 million for the three months ended March 31, 2007 to $11.3 million for the same period in 2008. Salaries and employee benefits decreased due to a lower bonus accrual, partially offset by additional headcount from three new branches (Fullerton, Rancho Cucamonga and Beverly Hills) opened since the first quarter of 2007.
     Occupancy and equipment expense increased $270,000, or 10.7 percent, from $2.5 million for the three months ended March 31, 2007 to $2.8 million for the same period in 2008. The increase was due primarily to additional office space leased for the three new branches.
     Professional fees increased $511,000, or 107.8 percent, from $474,000 for the three months ended March 31, 2007 to $985,000 for the same period in 2008. The increase was due primarily to additional professional fees incurred in 2008 for credit, legal and valuation services.
Provision for Income Taxes
     For the three months ended March 31, 2008, income taxes of $1.6 million were recognized on pre-tax income of $4.6 million, representing an effective tax rate of 35.8 percent, compared to income taxes of $7.9 million were recognized on pre-tax income of $20.8 million, representing an effective tax rate of 37.7 percent, for the three months ended March 31, 2007.

FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities at March 31, 2008 or December 31, 2007. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of U.S. Government agency securities, mortgage-backed securities, municipal bonds and collateralized mortgage obligations.
     As of March 31, 2008, securities held to maturity, at amortized cost, totaled $934,000 and securities available for sale, at fair value, totaled $322.7 million, compared to $940,000 and $349.5 million, respectively, at December 31, 2007. The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) of investment securities as of the dates indicated:

	March 31, 2008			December 31, 2007
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Held to Maturity:
Municipal Bonds	$694	$694	$—	$694	$694	$—
Mortgage-Backed Securities	240	238	(2)	246	247	1

Total Held to Maturity	$934	$932	$(2)	$940	$941	$1

Available for Sale:
U.S. Government Agency Securities	$104,553	$105,295	$742	$104,893	$105,089	$196
Mortgage-Backed Securities	93,638	94,600	962	99,332	99,198	(134)
Municipal Bonds	61,032	62,615	1,583	69,907	71,751	1,844
Collateralized Mortgage Obligations	48,143	48,549	406	51,881	51,418	(463)
Corporate Bonds	7,910	7,796	(114)	18,295	18,226	(69)
Other Securities	3,925	3,847	(78)	3,925	3,835	(90)

Total Available for Sale	$319,201	$322,702	$3,501	$348,233	$349,517	$1,284

     The amortized cost and estimated fair value of investment securities as of March 31, 2008, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2037, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within One Year	$50,912	$51,155	$—	$—
Over One Year Through Five Years	68,588	68,964	—	—
Over Five Years Through Ten Years	7,293	7,509	694	694
Over Ten Years	50,627	51,925	—	—
Mortgage-Backed Securities	93,638	94,600	240	238
Collateralized Mortgage Obligations	48,143	48,549	—	—

	$319,201	$322,702	$934	$932

     Investment securities available for sale, at fair value, decreased $26.8 million, or 7.7 percent, to $322.7 million at March 31, 2008 from $349.5 million at December 31, 2007. The decrease was primarily due to the sale of $23.0 million of investment securities, with a $618,000 gain realized, during the first quarter of 2008.

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
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$784,746	$795,675	$(10,929)	(1.4)%
Construction	217,274	215,857	1,417	0.7%
Residential Property (1)	90,101	90,375	(274)	(0.3)%

Total Real Estate Loans	1,092,121	1,101,907	(9,786)	(0.9)%

Commercial and Industrial Loans:
Commercial Term Loans	1,630,516	1,599,853	30,663	1.9%
Commercial Lines of Credit	249,400	256,978	(7,578)	(2.9)%
SBA Loans (2)	140,988	118,528	22,460	18.9%
International Loans	102,837	119,360	(16,523)	(13.8)%

Total Commercial and Industrial Loans	2,123,741	2,094,719	29,022	1.4%

Consumer Loans	90,087	90,449	(362)	(0.4)%

Total Loans — Gross	3,305,949	3,287,075	18,874	0.6%
Deferred Loan Fees	(1,910)	(2,367)	457	(19.3)%
Allowance for Loan Losses	(52,986)	(43,611)	(9,375)	21.5%

Net Loans Receivable	$3,251,053	$3,241,097	$9,956	0.3%

(1)	Includes loans held for sale, at the lower of cost or market, of $700,000 and $310,000 at March 31, 2008 and December 31, 2007, respectively.

(2)	Includes loans held for sale, at the lower of cost or market, of $7.9 million and $6.0 million at March 31, 2008 and December 31, 2007, respectively.
     At March 31, 2008 and December 31, 2007, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.25 billion and $3.24 billion, respectively, an increase of $10.0 million, or 0.3 percent. Real estate loans, composed of commercial property, residential property and construction loans, decreased $9.8 million, or 0.9 percent, to $1.09 billion at March 31, 2008 from $1.10 billion at December 31, 2007, representing 33.0 percent and 33.5 percent, respectively, of total gross loans. Total commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and lines of credit, increased $29.0 million, or 1.4 percent, to $2.12 billion at March 31, 2008 from $2.09 billion at December 31, 2007, representing 64.2 percent and 63.7 percent, respectively, of total gross loans. Consumer loans decreased $362,000, or 0.4 percent, to $90.1 million at March 31, 2008 from $90.4 million at December 31, 2007.
     As of March 31, 2008, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

		Percentage
		of Total
	Balance at	Gross Loans
Industry	March 31, 2008	Outstanding
	(Dollars in Thousands)
Accommodation/Hospitality	$423,986	12.82%
Gasoline Stations	$363,613	11.00%
Lessors of Non-Residential Buildings	$333,020	10.07%
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
     The table below shows the composition of non-performing assets as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Non-Accrual Loans	$88,529	$54,252	$34,277	63.2%
Loans 90 Days or More Past Due and Still Accruing	191	227	(36)	(15.9)%

Total Non-Performing Loans	88,720	54,479	34,241	62.9%
Other Real Estate Owned	—	287	(287)	(100.0)%

Total Non-Performing Assets	$88,720	$54,766	$33,954	62.0%

     Non-performing loans were $88.7 million at March 31, 2008, compared to $54.5 million at December 31, 2007, representing a 62.9 percent increase. The increase was primarily due to two large construction loans (a $28.0 million condominium project in Northern California and a $16.8 million low-income housing construction project in the Los Angeles area). Total gross loans increased by 0.6 percent during the first quarter of 2008. As a result, the ratio of non-performing loans to total gross loans increased to 2.68 percent at March 31, 2008 from 1.66 percent at December 31, 2007. As of December 31, 2007, OREO totaled $287,000. There was no OREO as of March 31, 2008. Delinquent loans, which is comprised of loans past due 30 or more days and still accruing and non-accrual loans past due 30 or more days, were $105.8 million at March 31, 2008, compared to $45.1 million at December 31, 2007, representing a 134.8 percent increase. The increases in non-performing loans and delinquent loans are attributable primarily to a persistently soft economy that is affecting some of our borrowers’ ability to honor their commitments.
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
     The allowance for loan losses increased by $9.4 million, or 21.5 percent, to $53.0 million at March 31, 2008, compared to $43.6 million at December 31, 2007. The increase in the allowance for loan losses in 2008 was due primarily to the increased migration of loans into more adverse risk rating categories, increases in non-performing and delinquent loans, and the increase in the overall loan portfolio. See “Provision for Credit Losses.” In addition, the allowance reflects higher estimated loss severity arising from a softening economy, partially offset by our better collateral coverage on impaired loans and the presence of guarantees. The ratio of the allowance for loan losses to total gross loans increased to 1.60 percent as of March 31, 2008, compared to 1.33 percent at December 31, 2007, primarily due to the overall increase of historical loss factors and classified loans.

     The allowance for off-balance sheet exposure, primarily unfunded loan commitments, increased by $1.1 million, or 65.1 percent, to $2.9 million at March 31, 2008, compared to $1.8 million at December 31, 2007. The allowance for off-balance sheet items is recorded in other liabilities. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe the allowance for loan losses and allowance for off-balance sheet items are adequate for losses inherent in the loan portfolio and off-balance sheet exposure at March 31, 2008 and December 31, 2007.

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$43,611	$34,503	$27,557

Actual Charge-Offs	(7,852)	(11,834)	(2,619)
Recoveries on Loans Previously Charged Off	555	206	215

Net Loan Charge-Offs	(7,297)	(11,628)	(2,404)

Provision Charged to Operating Expenses	16,672	20,736	6,374

Balance at End of Period	$52,986	$43,611	$31,527

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$1,765	$1,797	$2,130
Provision Charged to Operating Expenses	1,149	(32)	(242)

Balance at End of Period	$2,914	$1,765	$1,888

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	0.89%	1.40%	0.34%
Net Loan Charge-Offs to Total Gross Loans (1)	0.89%	1.40%	0.33%
Allowance for Loan Losses to Average Total Gross Loans	1.60%	1.33%	1.09%
Allowance for Loan Losses to Total Gross Loans	1.60%	1.33%	1.08%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	55.39%	105.78%	30.92%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	43.77%	56.08%	37.72%
Allowance for Loan Losses to Non-Performing Loans	59.72%	80.05%	161.55%

Balances:
Average Total Gross Loans	$3,305,252	$3,286,079	$2,885,229
Total Gross Loans	$3,305,949	$3,287,075	$2,919,600
Non-Performing Loans	$88,720	$54,766	$19,515

(1)	Net loan charge-offs are annualized to calculate the ratios.
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Demand — Noninterest-Bearing	$676,471	$680,282	$(3,811)	(0.6)%
Interest-Bearing:
Savings	92,189	93,099	(910)	(1.0)%
Money Market Checking and NOW Accounts	696,552	445,806	250,746	56.2%
Time Deposits of $100,000 or More	1,248,853	1,441,683	(192,830)	(13.4)%
Other Time Deposits	313,703	340,829	(27,126)	(8.0)%

Total Deposits	$3,027,768	$3,001,699	$26,069	0.9%

     Money market checking and NOW accounts increased $250.7 million, or 56.2 percent, to $696.6 million at March 31, 2008 from $445.8 million at December 31, 2007. The increase was due to our deposit campaign targeted for core deposits by offering attractive money market checking accounts. Time deposits of $100,000 or more decreased $192.8 million, or 13.4 percent, to $1.25 billion at March 31, 2008 from $1.44 billion at December 31, 2007, reflecting the transfer of customer funds into money market checking accounts.

FHLB Advances and Other Borrowings
     FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight Federal funds. At March 31, 2008, advances from the FHLB were $362.5 million, a decrease of $70.2 million, or 16.2 percent, from the December 31, 2007 balance of $432.7 million. Overnight Federal funds were $50.0 million at March 31, 2008 and December 31, 2007. Among the FHLB advances and other borrowings at March 31, 2008, short-term borrowings with a remaining maturity of less than one year were $404.0 million, and the weighted-average interest rate thereon was 2.97 percent.
Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings totaled $82.4 million at March 31, 2008 and December 31, 2007.
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

     The following table shows the status of our gap position as of March 31, 2008:

		After Three	After One
	Within	Months	Year But		Non-
	Three	But Within	Within Five	After Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$101,306	$101,306
Federal Funds Sold	2,000	—	—	—	—	2,000
Securities:
Fixed Rate	13,106	63,431	129,671	93,472	—	299,680
Floating Rate	4,458	—	15,651	3,847	—	23,956
Loans:
Fixed Rate	50,587	89,740	602,048	598,326	—	1,340,701
Floating Rate	1,703,853	27,637	145,184	45	—	1,876,719
Non-Accrual	—	—	—	—	88,529	88,529
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(54,896)	(54,896)
FRB and FHLB Stock	—	—	—	33,718	—	33,718
Other Assets	—	24,760	—	7,336	196,586	228,682

Total Assets	$1,774,004	$205,568	$892,554	$736,744	$331,525	$3,940,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$45,770	$135,635	$325,523	$169,543	$—	$676,471
Savings	16,369	31,698	35,833	8,289	—	92,189
Money Market Checking and NOW Accounts	104,641	200,118	225,619	166,174	—	696,552
Time Deposits:
Fixed Rate	851,825	701,642	8,920	115	—	1,562,502
Floating Rate	54	—	—	—	—	54
FHLB Advances and Other Borrowings	308,004	96,000	7,041	4,508	—	415,553
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	44,304	44,304
Stockholders’ Equity	—	—	—	—	370,364	370,364

Total Liabilities and Stockholders’ Equity	$1,409,069	$1,165,093	$602,936	$348,629	$414,668	$3,940,395

Repricing Gap	$364,935	$(959,525)	$289,618	$388,115	$(83,143)
Cumulative Repricing Gap	$364,935	$(594,590)	$(304,972)	$83,143	$—
Cumulative Repricing Gap as a Percentage of Total Assets	9.26%	(15.09)%	(7.74)%	2.11%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	10.20%	(16.62)%	(8.53)%	2.32%
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
     On March 31, 2008, the cumulative repricing gap as a percentage of interest-earning assets in the less than three month period was 10.20 percent. This increase from the previous quarter’s figure of 1.58 percent was caused primarily by decreases of $289.7 million and $56.5 million in fixed rate certificates of deposit and FHLB advances and other borrowings, respectively, with maturities of less than three months. The cumulative repricing percentage in the less than twelve month period also moved higher, reaching (16.62) percent. This was an increase from the previous quarter’s figure of (20.39) percent. The increase was caused primarily by decreases of $219.5 million and $65.5 million in fixed rate certificates of deposit and FHLB advances and other borrowings, respectively, with maturities of less than twelve months, partially offset by an increase of $113.8 million in money market checking accounts with maturities of less than twelve months.

     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less than Three Months		Less Than Twelve Months
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Cumulative Repricing Gap	$364,935	$57,250	$(594,590)	$(740,764)
Percentage of Total Assets	9.26%	1.44%	(15.09)%	(18.59)%
Percentage of Interest-Earning Assets	10.20%	1.58%	(16.62)%	(20.39)%
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
(Dollars in Thousands)
200%	6.76%	(20.88)%	$8,515	$(95,470)
100%	3.38%	(10.81)%	$4,265	$(49,416)
(100)%	(3.52)%	11.34%	$(4,433)	$51,837
(200)%	(6.99)%	30.96%	$(8,814)	$141,561
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
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $370.4 million at March 31, 2008, which represented a decrease of $192,000, or 0.1 percent, compared to $370.6 million at December 31, 2007.
     As of March 31, 2008 and December 31, 2007, we maintained a total of $185.0 million and $186.0 million, respectively, in credit lines to meet our liquidity needs. In addition, we maintained eight master repurchase agreements, all of which can furnish liquidity to us in consideration of bond collateral. We also can meet our liquidity needs through borrowings from the FHLB. We are eligible to borrow up of 25 percent of our total assets from the FHLB.
Capital Ratios
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
     At March 31, 2008, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $334.5 million. This represented a decrease of $992,000, or 0.30 percent, over Tier 1 capital of $335.5 million at December 31, 2007. The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of March 31, 2008:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$378,694	10.74%	$282,169	8.00%	N/A	N/A
Hanmi Bank	$380,234	10.79%	$281,889	8.00%	$352,362	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$334,459	9.48%	$141,085	4.00%	N/A	N/A
Hanmi Bank	$336,042	9.54%	$140,945	4.00%	$211,417	6.00%
Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$334,459	8.69%	$153,942	4.00%	N/A	N/A
Hanmi Bank	$336,042	8.74%	$153,803	4.00%	$192,253	5.00%

Dividends
     The ability of Hanmi Financial to pay dividends to our stockholders is directly dependent on the ability of the Bank to pay dividends to us. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (a) the retained earnings of the bank or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period. As a result of the net loss incurred by the Bank in 2007, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. However, Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions (the “Commissioner”). The Bank had retained earnings of $54.0 million and $52.8 million as of March 31, 2008 and December 31, 2007, respectively.
     Similarly, the net loss for 2007 requires prior FRB approval of bank dividends in 2008 to Hanmi Financial. FRB Regulation H Section 208.5 provides that the Bank must obtain FRB approval to declare and pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. The Bank will seek prior approval from the California Department of Financial Institutions and the FRB to pay cash dividends to Hanmi Financial.
     There can be no assurance when or if these approvals would be granted, or that, even if granted, the Board of Directors will continue to authorize cash dividends to our stockholders.
     On March 20, 2008, following approval from the FRB and the Commissioner, we declared a quarterly cash dividend of $0.06 per common share for the first quarter of 2008. The dividend was paid on April 15, 2008. Future dividend payments are subject to the future earnings, legal and regulatory requirements, including appropriate regulatory approvals, and the discretion of the Board of Directors.
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 5 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2007.
CONTRACTUAL OBLIGATIONS
     There were no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2007.
RECENTLY ISSUED ACCOUNTING STANDARDS
     SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” — In March 2008, the FASB issued SFAS No. 161, which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a significant impact on our financial condition or results of operations.

     SFAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” — In December 2007, the FASB issued SFAS No. 160, which requires that a non-controlling interest in a subsidiary (i.e., minority interest) be reported in the equity section of the consolidated balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated statement of operations include net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated statement of operations of the net income attributable to the parent and to the non-controlling interest. In addition, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the impact that the adoption of SFAS No. 160 will have on our financial position and results of operations.
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
     SAB No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” — On November 5, 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109. Previously, SAB No. 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB No. 109 retains that view. SAB No. 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 did not have a material impact on our financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.”

ITEM 4. CONTROLS AND PROCEDURES
     As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2008.
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
     No change in our internal controls over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed on February 29, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In connection with the acquisitions of Chun-Ha and All World, per the Agreement and Plan of Reorganization, contingent consideration would be paid to the former stockholders of Chun-Ha and All World based on their financial results for 2007 and 2008. On March 31, 2008, 39,608 shares of Hanmi Financial common stock were issued to the former stockholders of Chun-Ha and All World. Such shares were issued as part of a private placement in reliance on Section 4(2) of the Securities Act and the rules promulgated thereunder.
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

HANMI FINANCIAL CORPORATION
Date:	May 9, 2008	By:	/s/ Chung Hoon Youk
Chung Hoon Youk
Interim President and Chief Executive Officer

		By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer