Form 10-Q
period 2008-06-30
HANMI FINANCIAL CORP
filed 2008-08-11
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐      No ☑
     As of August 1, 2008, there were 45,900,549 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and Due From Banks	$110,222	$105,898
Federal Funds Sold	10,000	16,500

Cash and Cash Equivalents	120,222	122,398
Securities Held to Maturity, at Amortized Cost (Fair Value: 2008 — $925; 2007 — $941)	926	940
Securities Available for Sale, at Fair Value	261,675	349,517
Loans Receivable, Net of Allowance for Loan Losses of $62,977 and $43,611 at June 30, 2008 and December 31, 2007, Respectively	3,280,744	3,234,762
Loans Held for Sale, at the Lower of Cost or Fair Value	9,158	6,335
Customers’ Liability on Acceptances	6,717	5,387
Premises and Equipment, Net	20,801	20,800
Accrued Interest Receivable	13,155	17,411
Other Real Estate Owned	—	287
Servicing Assets	4,328	4,336
Goodwill	—	107,100
Other Intangible Assets	5,882	6,908
Federal Reserve Bank Stock, at Cost	11,733	11,733
Federal Home Loan Bank Stock, at Cost	29,397	21,746
Bank-Owned Life Insurance	24,998	24,525
Other Assets	55,371	49,472

TOTAL ASSETS	$3,845,107	$3,983,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$683,846	$680,282
Interest-Bearing:
Savings	93,747	93,099
Money Market Checking and NOW Accounts	728,601	445,806
Time Deposits of $100,000 or More	1,050,942	1,441,683
Other Time Deposits	404,424	340,829

Total Deposits	2,961,560	3,001,699
Accrued Interest Payable	16,583	21,828
Acceptances Outstanding	6,717	5,387
FHLB Advances and Other Borrowings	500,107	487,164
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	16,229	14,617

Total Liabilities	3,583,602	3,613,101

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,533,049 Shares (45,900,549 Shares Outstanding) and 50,493,441 Shares (45,860,941 Shares Outstanding) at June 30, 2008 and December 31, 2007, Respectively	51	50
Additional Paid-In Capital	348,777	348,073
Unearned Compensation	(220)	(245)
Accumulated Other Comprehensive (Loss) Income — Unrealized (Loss) Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of ($285) and $527 at June 30, 2008 and December 31, 2007, Respectively	(666)	275
Retained (Deficit) Earnings	(16,425)	92,415

	331,517	440,568
Less Treasury Stock, at Cost; 4,632,500 Shares at June 30, 2008 and December 31, 2007	(70,012)	(70,012)

Total Stockholders’ Equity	261,505	370,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,845,107	$3,983,657

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$55,905	$65,212	$116,503	$127,773
Taxable Interest on Investments	2,579	3,374	5,695	6,905
Tax-Exempt Interest on Investments	662	762	1,421	1,526
Dividends on Federal Home Loan Bank and Federal Reserve Bank Stock	486	336	900	705
Interest on Federal Funds Sold	31	176	114	902
Interest on Term Federal Funds Sold	—	—	—	5

Total Interest and Dividend Income	59,663	69,860	124,633	137,816

INTEREST EXPENSE:
Interest on Deposits	20,487	26,797	45,334	52,986
Interest on FHLB Advances and Other Borrowings	3,944	2,919	8,421	5,090
Interest on Junior Subordinated Debentures	1,164	1,660	2,613	3,299

Total Interest Expense	25,595	31,376	56,368	61,375

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	34,068	38,484	68,265	76,441
Provision for Credit Losses	19,229	3,023	37,050	9,155

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,839	35,461	31,215	67,286

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,539	4,438	9,256	8,926
Insurance Commissions	1,384	1,279	2,699	2,404
Trade Finance Fees	825	1,177	1,690	2,467
Remittance Fees	539	520	1,044	991
Other Service Charges and Fees	703	574	1,419	1,190
Bank-Owned Life Insurance Income	234	229	474	459
Change in Fair Value of Derivatives	(41)	222	198	314
Other Income	917	491	1,254	766
Gain on Sales of Loans	552	1,762	765	3,162
Gain on Sales of Securities Available for Sale	—	—	618	—

Total Non-Interest Income	9,652	10,692	19,417	20,679

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	11,301	10,782	22,581	22,543
Occupancy and Equipment	2,792	2,571	5,574	5,083
Data Processing	1,698	1,665	3,232	3,228
Professional Fees	995	647	1,980	1,121
Advertising and Promotion	888	889	1,700	1,550
Supplies and Communication	623	704	1,327	1,292
Amortization of Other Intangible Assets	502	592	1,026	1,206
Decrease in Fair Value of Embedded Options	—	196	—	196
Other Operating Expenses	3,251	3,444	6,218	6,240
Impairment Loss on Goodwill	107,393	—	107,393	—

Total Non-Interest Expenses	129,443	21,490	151,031	42,459

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(104,952)	24,663	(100,399)	45,506
Provision for Income Taxes	595	9,401	2,227	17,252

NET INCOME (LOSS)	$(105,547)	$15,262	$(102,626)	$28,254

EARNINGS (LOSS) PER SHARE:
Basic	$(2.30)	$0.32	$(2.24)	$0.58
Diluted	$(2.30)	$0.31	$(2.24)	$0.58

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,881,549	48,397,824	45,861,963	48,678,399
Diluted	45,881,549	48,737,574	45,861,963	49,110,835

DIVIDENDS DECLARED PER SHARE	$0.03	$0.06	$0.09	$0.12
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Thousands)

	Common Stock — Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other	Retained	Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity
BALANCE AS OF DECEMBER 31, 2006	50,239,613	(1,163,000)	49,076,613	$50	$344,810	$—	$(3,200)	$164,751	$(20,041)	$486,370
Shares Issued for Business Acquisitions	102,181	—	102,181	—	2,198	—	—	—	—	2,198
Exercises of Stock Options	93,135	—	93,135	—	687	—	—	—	—	687
Share-Based Compensation Expense	—	—	—	—	867	—	—	—	—	867
Tax Benefit from Exercise of Stock Options	—	—	—	—	150	—	—	—	—	150
Cash Dividends	—	—	—	—	—	—	—	(5,880)	—	(5,880)
Repurchase of Common Stock	—	(1,321,000)	(1,321,000)	—	—	—	—	—	(23,934)	(23,934)
Repurchase of Stock Warrants	—	—	—	—	(2,552)	—	—	—	—	(2,552)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	28,254	—	28,254
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(997)	—	—	(997)

Total Comprehensive Income										27,257

BALANCE AS OF JUNE 30, 2007	50,434,929	(2,484,000)	47,950,929	$50	$346,160	$—	$(4,197)	$187,125	$(43,975)	$485,163

BALANCE AS OF DECEMBER 31, 2007	50,493,441	(4,632,500)	45,860,941	$50	$348,073	$(245)	$275	$92,415	$(70,012)	$370,556
Cumulative-Effect Adjustment from the Adoption of EITF Issue No. 06-4	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	482	25	—	—	—	507
Cash Dividends	—	—	—	—	—	—	—	(3,991)	—	(3,991)

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(102,626)	—	(102,626)
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Tax	—	—	—	—	—	—	(941)	—	—	(941)

Total Comprehensive Loss										(103,567)

BALANCE AS OF JUNE 30, 2008	50,533,049	(4,632,500)	45,900,549	$51	$348,777	$(220)	$(666)	$(16,425)	$(70,012)	$261,505

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(102,626)	$28,254
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,477	1,436
Amortization of Premiums and Accretion of Discounts on Investments, Net	75	100
Amortization of Other Intangible Assets	1,026	1,206
Amortization of Servicing Assets	(700)	(1,001)
Share-Based Compensation Expense	507	867
Provision for Credit Losses	37,050	9,155
Federal Home Loan Bank Stock Dividends	(820)	(353)
Gain on Sales of Securities Available for Sale	(618)	—
Increase in Fair Value of Derivatives	(198)	(314)
Decrease in Fair Value of Embedded Options	—	196
Gain on Sales of Loans	(765)	(3,162)
Loss on Sales of Other Real Estate Owned	132	—
Loss on Sales of Premises and Equipment	2	11
Impairment Loss on Goodwill	107,393	—
Tax Benefit from Exercise of Stock Options	—	(150)
Origination of Loans Held for Sale	(26,095)	(62,289)
Proceeds from Sales of Loans Held for Sale	24,037	79,117
Decrease (Increase) in Accrued Interest Receivable	4,256	(394)
Decrease in Servicing Asset	708	1,163
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(473)	(459)
(Increase) Decrease in Other Assets	(4,713)	3,853
(Decrease) Increase in Accrued Interest Payable	(5,245)	761
(Decrease) Increase in Other Liabilities	(2,778)	3,515

Net Cash Provided By Operating Activities	31,632	61,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank Stock	282	—
Proceeds from Matured Term Federal Funds Sold	—	5,000
Proceeds from Matured or Called Securities Available for Sale	87,814	24,293
Proceeds from Sales of Securities Available for Sale	24,001	—
Proceeds from Sales of Other Real Estate Owned	155	—
Net Increase in Loans Receivable	(80,865)	(210,642)
Purchases of Federal Home Loan Bank Stock	(7,113)	(77)
Purchases of Securities Available for Sale	(25,345)	—
Purchases of Premises and Equipment	(1,480)	(1,715)
Business Acquisition, Net of Cash Acquired	—	(1,677)

Net Cash Used In Investing Activities	(2,551)	(184,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in Deposits	(40,139)	28,431
Proceeds from Exercises of Stock Options	—	687
Tax Benefit from Exercise of Stock Options	—	150
Cash Paid to Acquire Treasury Stock	—	(23,934)
Cash Paid to Repurchase Stock Options	(70)	—
Cash Paid to Repurchase Stock Warrants	—	(2,552)
Cash Dividends Paid	(3,991)	(5,880)
Proceeds from Long-Term FHLB Advances and Other Borrowings	150,000	—
Repayment of Long-Term FHLB Advances and Other Borrowings	(231)	(15,219)
Net Change in Short-Term FHLB Advances and Other Borrowings	(136,826)	124,942

Net Cash (Used In) Provided By Financing Activities	(31,257)	106,625

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,176)	(16,681)
Cash and Cash Equivalents at Beginning of Period	122,398	138,501

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,222	$121,820

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$65,717	$60,400
Income Tax Payments, Net of Refunds	$11,278	$15,556
Non-Cash Activities:
Stock Issued for Business Acquisition	$293	$2,198
Transfer of Loans to Other Real Estate Owned	$—	$1,080
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
NOTE 1 — BASIS OF PRESENTATION
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”). Our other subsidiaries are Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”).
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments (of a normal and recurring nature) that are necessary for a fair presentation of the results for the interim period ended June 30, 2008, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim information should be read in conjunction with our 2007 Annual Report on Form 10-K.
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
NOTE 2 — FAIR VALUE MEASUREMENTS
     Fair Value Option and Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. We adopted SFAS No. 157 on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.
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
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
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
     We used the following methods and significant assumptions to estimate fair value:
     Securities Available for Sale - The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, as well as other U.S. government and agency debentures that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Securities classified as Level 3 are preferred stocks that are not traded in market.
     Loans Held for Sale - Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, we classify loans subject to non-recurring fair value adjustments as Level 2.
     Impaired Loans - SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These are considered Level 2. For the loan’s collateral for which observable market prices are not available, fair value is estimated using discounted cash flow models. These are considered Level 3.
     Derivatives - Our derivative instruments consist of an over-the-counter equity swap. As such, significant fair value inputs can generally be verified and do not typically involve significant judgments by management. As such, we classify derivatives as Level 2.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
NOTE 2 — FAIR VALUE MEASUREMENTS (Continued)
     Servicing Assets and Servicing Liabilities - The fair values of servicing assets and servicing liabilities are based on a valuation model that calculates the present value of estimated net future cash flows related to contractually specified servicing fees. The valuation model incorporates assumptions that market participants would use in estimating future cash flows. We are able to compare the valuation model inputs and results to widely available published industry data for reasonableness. Fair value measurements of servicing assets and servicing liabilities use significant unobservable inputs. As such, we classify them as Level 3.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     As of June 30, 2008, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant
	for Identical	Identical	Unobservable	Balance as of
	Assets	Characteristics	Inputs	June 30, 2008
	(In Thousands)
ASSETS:
Securities Available for Sale:
Mortgage-Backed Securities	$—	$85,341	$—	$85,341
Municipal Bonds	—	61,268	—	61,268
U.S. Government Agency Securities	59,643	—	—	59,643
Collateralized Mortgage Obligations	—	43,064	—	43,064
Corporate Bonds	—	7,823	—	7,823
Other Securities	750	2,861	925	4,536

Total Securities Available for Sale	$60,393	$200,357	$925	$261,675

Derivatives (Equity Swap)	$—	$1,088	$—	$1,088
Servicing Assets	$—	$—	$4,328	$4,328

LIABILITIES:
Servicing Liabilities	$—	$—	$250	$250
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
			Realized and	Unrealized
			Unrealized	Gains or Losses
	Beginning	Purchases,	Gains or Losses	in Other	Ending
	Balance as of	Issuances and	in Earnings	Comprehensive	Balance as of
	April 1, 2008	Settlements	(Other Expense)	Income	June 30, 2008
	(In Thousands)
ASSETS:
Securities Available for Sale (Other Securities)	$925	$—	$—	$—	$925
Servicing Assets	$4,220	$314	$(206)	$—	$4,328

LIABILITIES:
Servicing Liabilities	$266	$—	$(16)	$—	$250

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
NOTE 2 — FAIR VALUE MEASUREMENTS (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
			Realized and	Unrealized
			Unrealized	Gains or Losses
	Beginning	Purchases,	Gains or Losses	in Other	Ending
	Balance as of	Issuances and	in Earnings	Comprehensive	Balance as of
	January 1, 2008	Settlements	(Other Expense)	Income	June 30, 2008
	(In Thousands)
ASSETS:
Securities Available for Sale (Other Securities)	$925	$—	$—	$—	$925
Servicing Assets	$4,336	$405	$(413)	$—	$4,328
LIABILITIES:
Servicing Liabilities	$266	$—	$(16)	$—	$250
     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of June 30, 2008, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
Significant
Observable
Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant
	for Identical	Identical	Unobservable	Balance as of
	Assets	Characteristics	Inputs	June 30, 2008
(In Thousands)
ASSETS:
Loans Held for Sale	$—	$9,158	$—	$9,158
Impaired Loans	$—	$2,775	$—	$2,775
NOTE 3 — SHARE-BASED COMPENSATION
     Share-Based Compensation Expense
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands)
Share-Based Compensation Expense	$220	$387	$507	$867
Related Tax Benefits	$93	$163	$213	$365

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
NOTE 3 — SHARE-BASED COMPENSATION (Continued)
     Unrecognized Compensation Expense
     As of June 30, 2008, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$3,122	2.5 years
Restricted Stock Awards	220	4.3 years

Total Unrecognized Share-Based Compensation Expense	$3,342	2.6 years

     Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended June 30, 2008:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,486,366	$15.12	7.0 years	$475	(1)
Options Granted	70,000	$5.66	10.0 years
Options Expired	(3,000)	$15.61	6.7 years
Options Forfeited	(61,800)	$14.00	8.8 years

Options Outstanding at End of Period	1,491,566	$14.72	6.8 years	$169	(2)

Options Exercisable at End of Period	781,144	$13.27	5.6 years	$169	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $7.39 as of March 31, 2008, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $5.21 as of June 30, 2008, over the exercise price, multiplied by the number of options.
     There were no options exercised during the three months ended June 30, 2008. The total intrinsic value of options exercised during the three months ended June 30, 2007 was $541,000.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
NOTE 3 — SHARE-BASED COMPENSATION (Continued)
     The table below provides stock option information for the six months ended June 30, 2008:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,472,766	$15.33	7.2 years	$735	(1)
Options Granted	110,000	$6.59	9.8 years
Options Expired	(18,800)	$15.05	6.4 years
Options Forfeited	(72,400)	$14.65	8.7 years

Options Outstanding at End of Period	1,491,566	$14.72	6.8 years	$169	(2)

Options Exercisable at End of Period	781,144	$13.27	5.6 years	$169	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $8.62 as of December 31, 2007, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $5.21 as of June 30, 2008, over the exercise price, multiplied by the number of options.
     There were no options exercised during the six months ended June 30, 2008. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $1.0 million.
     The table below provides information for restricted stock awards for the three and six months ended June 30, 2008:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted Stock at Beginning of Period	24,000	$12.38	19,000	$13.48

Restricted Stock Granted	—	$—	5,000	$8.21
Restricted Stock Forfeited	(5,000)	$8.21	(5,000)	$8.21

Restricted Stock at End of Period	19,000	$13.48	19,000	$13.48

NOTE 4 — EARNINGS (LOSS) PER SHARE
     Earnings (loss) per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury. Unvested restricted stock is excluded from the calculation of weighted-average common shares for basic EPS. For diluted EPS, weighted-average common shares include the impact of restricted stock under the treasury method.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
NOTE 4 — EARNINGS PER SHARE (Continued)
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,
	2008			2007
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Loss	Shares	Amount	Income	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Basic EPS	$(105,547)	45,881,549	$(2.30)	$15,262	48,397,824	$0.32
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	339,750	(0.01)

Diluted EPS	$(105,547)	45,881,549	$(2.30)	$15,262	48,737,574	$0.31

	Six Months Ended June 30,
	2008			2007
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Loss	Shares	Amount	Income	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Basic EPS	$(102,626)	45,861,963	$(2.24)	$28,254	48,678,399	$0.58
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	432,436	—

Diluted EPS	$(102,626)	45,861,963	$(2.24)	$28,254	49,110,835	$0.58

     For the three months ended June 30, 2008 and 2007, there were 1,365,382 and 1,243,221 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2008 and 2007, there were 1,222,286 and 845,221 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
NOTE 5 — OFF-BALANCE SHEET COMMITMENTS (Continued)
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30,	December 31,
	2008	2007
	(In Thousands)
Commitments to Extend Credit	$472,133	$524,349
Standby Letters of Credit	54,042	48,071
Commercial Letters of Credit	48,130	52,544
Unused Credit Card Lines	17,583	18,622

Total Undisbursed Loan Commitments	$591,888	$643,586

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
NOTE 7 — CORRECTION OF IMMATERIAL ERRORS IN PRIOR PERIODS
     Our historical financial statements have been revised from that issued in prior years to correct immaterial errors related to the recording of interest expense. We recognized an adjustment of $989,000, net of tax, to retained earnings and related accrued interest payable in the Consolidated Balance Sheet as of December 31, 2007 and pre-tax adjustments of $106,000 and $214,000 to interest expense on deposits in the Consolidated Statement of Operations for the three and six months ended June 30, 2007, respectively.
     The following is a summary of the effects of the immaterial error correction on the consolidated financial statements for the periods indicated:

	December 31, 2007
	As
	Previously		As
CONSOLIDATED BALANCE SHEET	Reported	Adjustments	Restated
	(In Thousands)
Accrued Interest Receivable	$17,500	$(89)	$17,411
Total Assets	$3,983,746	$(89)	$3,983,657
Other Liabilities	$13,717	$900	$14,617
Total Liabilities	$3,612,201	$900	$3,613,101
Retained Earnings	$93,404	$(989)	$92,415
Total Stockholders’ Equity	$371,545	$(989)	$370,556
Total Liabilities and Stockholders’ Equity	$3,983,746	$(89)	$3,983,657

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
NOTE 7 — CORRECTION OF IMMATERIAL ERRORS IN PRIOR PERIODS (Continued)

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As			As
CONSOLIDATED	Previously		As	Previously		As
STATEMENTS OF OPERATIONS	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(Dollars in Thousands, Except Per Share Data)
Interest on Deposits	$26,691	$106	$26,797	$52,772	$214	$52,986
Total Interest Expense	$31,270	$106	$31,376	$61,161	$214	$61,375
Net Interest Income Before Provision for Credit Losses	$38,590	$(106)	$38,484	$76,655	$(214)	$76,441
Net Interest Income After Provision for Credit Losses	$35,567	$(106)	$35,461	$67,500	$(214)	$67,286
Income Before Provision for Income Taxes	$24,769	$(106)	$24,663	$45,720	$(214)	$45,506
Provision for Income Taxes	$9,446	$(45)	$9,401	$17,342	$(90)	$17,252
Net Income	$15,323	$(61)	$15,262	$28,378	$(124)	$28,254

Earnings Per Share:
Basic	$0.32	$—	$0.32	$0.58	$—	$0.58
Diluted	$0.31	$—	$0.31	$0.58	$—	$0.58
NOTE 8 — CUMULATIVE-EFFECT ADJUSTMENT FROM THE ADOPTION OF EITF ISSUE NO. 06-4
     In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements,” which requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented; or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. We adopted the provisions of EITF Issue No. 06-4 on January 1, 2008 and recorded a $2.2 million cumulative-effect adjustment to the beginning balance in retained earnings.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (Continued)
NOTE 9 — LIQUIDITY
     In addition to its deposits, the Bank’s principal source of liquidity is its ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the Federal Home Loan Bank of San Francisco (“FHLB”). As of June 30, 2008, the Bank was approved by the FHLB to borrow up to $774.0 million to the extent it provides qualifying collateral. At June 30, 2008, the Bank’s FHLB borrowings totaled $496.4 million, representing 12.9 percent of total assets. As of August 7, 2008, the Bank’s FHLB borrowings totaled $486.4 million. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize additional borrowing capacity from its FHLB borrowing arrangement. During the quarter, the FHLB cancelled the Bank’s $62 million unsecured line of credit with them. This cancellation was the result of the Bank’s net loss for the fourth quarter of 2007.
     Management believes that Hanmi Financial, on a stand-alone basis, currently has adequate liquid assets to meet its current obligations, which are primarily interest payments on junior subordinated debentures, subject to prior approval of such payments by the Federal Reserve Board (“FRB”). As of June 30, 2008, limitations imposed by our regulators prohibited the Bank from providing a dividend to Hanmi Financial. At June 30, 2008, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $1.3 million, down from $5.3 million at December 31, 2007. In connection with the junior subordinated debentures, Hanmi Financial has no intention to defer interest payments, but has the option to defer them for a period of up to 20 consecutive quarters in the event, among other things, prior FRB approval for payment of such interest is not obtained. During any deferral period, and until all accrued and unpaid interest obligations on the debentures have been satisfied, Hanmi Financial cannot declare any dividends on its common stock.
     Current market conditions have also limited the Bank’s liquidity sources principally to secured funding outlets, such as the FHLB and Federal Reserve Bank, in addition to deposits originated through the Bank’s branch network. There can be no assurance that actions by the FHLB would not reduce the Bank’s borrowing capacity or that we would be able to continue to attract deposits at competitive rates. Over the next twelve months, approximately $1.4 billion of time deposits will mature. We expect to replace these deposits with similar time deposits; however, there can be no assurances that we will be able to attract these time deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.
NOTE 10 — REGULATORY MATTERS
     Hanmi Financial and the Bank are subject to extensive Federal and state supervision and regulation by certain regulatory agencies. In connection with such supervision and their recent examinations, the regulatory agencies will require that certain deficiencies in our policies, procedures or activities be corrected in the future. If such matters are not corrected in the future or significant progress made on such, then Hanmi Financial and/or the Bank may face additional regulatory action that may have an impact on the operations of Hanmi Financial and the Bank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:
•	general economic and business conditions in those areas in which we operate;

•	demographic changes;

•	competition for loans and deposits;

•	fluctuations in interest rates;

•	ability to maintain our status as a financial holding company;

•	risks of natural disasters related to our real estate portfolio;

•	risks associated with Small Business Administration (“SBA”) loans;

•	changes in governmental regulation;

•	impact of regulatory orders or action by government regulators against Hanmi Bank or Hanmi Financial;

•	ability to receive regulatory approval for Hanmi Bank to declare dividends to Hanmi Financial;

•	adequacy of our allowance for loan losses;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	the ability of borrowers to perform under the terms of their loans and other terms of credit agreements;

•	our ability to successfully integrate acquisitions we may make;

•	availability of sources of liquidity for Hanmi Bank and Hanmi Financial;

•	the availability of capital to fund the expansion of our business; and

•	changes in securities markets.
     For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Form 10-Q under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” and see also “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2008. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.

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
     Goodwill
     Goodwill represents the excess of purchase price over the fair value of net assets acquired because of various business acquisitions. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit — our banking operations. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.
     During the second quarter of 2008 and the fourth quarter of 2007, we recognized impairment losses on goodwill of $107.4 million and $102.9 million, respectively, based on the decline in the market value of our common stock, which we believe reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks. Goodwill is discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 6 — Goodwill” in our Annual Report on Form 10-K for the year ended December 31, 2007.
     As of June 30, 2008 and December 31, 2007, goodwill was $0 and $107.1 million, respectively.

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the Three
	Months Ended June 30,
	2008	2007
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,317,061	$3,014,895
Average Investment Securities	$296,790	$375,598
Average Interest-Earning Assets	$3,657,676	$3,429,123
Average Total Assets	$3,920,796	$3,818,170
Average Deposits	$2,882,506	$2,967,748
Average Borrowings	$621,239	$304,744
Average Interest-Bearing Liabilities	$2,851,021	$2,551,665
Average Stockholders’ Equity	$377,096	$495,719
Average Tangible Equity (2)	$264,710	$277,414
PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(2.30)	$0.32
Earnings (Loss) Per Share — Diluted	$(2.30)	$0.31
Common Shares Outstanding	45,900,549	47,950,929
Book Value Per Share (3)	$5.70	$10.12
Tangible Book Value Per Share (4)	$5.57	$5.57
Cash Dividends Per Share	$0.03	$0.06
SELECTED PERFORMANCE RATIOS:
Return on Average Total Assets (5) (6)	(10.83%)	1.60%
Return on Average Stockholders’ Equity (5) (7)	(112.57%)	12.35%
Return on Average Tangible Equity (5) (8)	(160.37%)	22.07%
Efficiency Ratio (11)	296.07%	43.70%
Net Interest Spread (9)	2.95%	3.24%
Net Interest Margin (10)	3.75%	4.50%
Dividend Payout Ratio (12)	(1.30%)	18.85%
Average Stockholders’ Equity to Average Total Assets	9.62%	12.98%
SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial	10.66%	11.59%
Hanmi Bank	10.64%	11.45%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	9.40%	10.57%
Hanmi Bank	9.39%	10.42%
Tier 1 Leverage Ratio:
Hanmi Financial	8.61%	9.74%
Hanmi Bank	8.60%	9.61%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	3.34%	0.74%
Non-Performing Assets to Total Assets (15)	2.92%	0.61%
Net Loan Charge-Offs to Average Total Gross Loans (16)	1.00%	0.33%
Allowance for Loan Losses to Total Gross Loans	1.88%	1.05%
Allowance for Loan Losses to Non-Performing Loans	56.14%	142.30%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net income.

(6)	Net income (loss) divided by average total assets.

(7)	Net income (loss) divided by average stockholders’ equity.

(8)	Net income (loss) divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(10)	Net interest income before provision for credit losses divided by average interest-earning assets.

(11)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(12)	Cash dividends per share times common shares outstanding divided by net income.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

	As of and for the Six
	Months Ended June 30,
	2008	2007
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,310,101	$2,949,129
Average Investment Securities	$319,457	$381,113
Average Interest-Earning Assets	$3,673,663	$3,389,901
Average Total Assets	$3,944,199	$3,780,147
Average Deposits	$2,938,910	$2,956,629
Average Borrowings	$587,189	$278,316
Average Interest-Bearing Liabilities	$2,874,115	$2,519,725
Average Stockholders’ Equity	$378,030	$497,444
Average Tangible Equity (2)	$264,943	$278,835
PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(2.24)	$0.58
Earnings (Loss) Per Share — Diluted	$(2.24)	$0.58
Cash Dividends Per Share	$0.09	$0.12
SELECTED PERFORMANCE RATIOS:
Return on Average Total Assets (3) (4)	(5.23%)	1.51%
Return on Average Stockholders’ Equity (3) (5)	(54.59%)	11.45%
Return on Average Tangible Equity (3) (6)	(77.90%)	20.43%
Efficiency Ratio (9)	172.25%	43.72%
Net Interest Spread (7)	2.88%	3.29%
Net Interest Margin (8)	3.74%	4.55%
Dividend Payout Ratio (10)	(4.03%)	20.37%
Average Stockholders’ Equity to Average Total Assets	9.58%	13.16%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average core deposit intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Calculation based upon annualized net income.

(4)	Net income (loss) divided by average total assets.

(5)	Net income (loss) divided by average stockholders’ equity.

(6)	Net income (loss) divided by average tangible equity. See “Non-GAAP Financial Measures.”

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets.

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Cash dividends per share times common shares outstanding divided by net income.

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Average Stockholders’ Equity	$377,096	$495,719	$378,030	$497,444
Less Average Goodwill and Average Other Intangible Assets	(112,386)	(218,305)	(113,087)	(218,609)

Average Tangible Equity	$264,710	$277,414	$264,943	$278,835

Return on Average Stockholders’ Equity	(112.57%)	12.35%	(54.59%)	11.45%
Effect of Average Goodwill and Average Other Intangible Assets	(47.80%)	9.72%	(23.31%)	8.98%

Return on Average Tangible Equity	(160.37%)	22.07%	(77.90%)	20.43%

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	June 30,
	2008	2007
	(Dollars in Thousands;
	Except Per Share Data)
Total Stockholders’ Equity	$261,505	$485,163
Less Goodwill and Other Intangible Assets	(5,882)	(217,968)

Tangible Equity	$255,623	$267,195

Book Value Per Share	$5.70	$10.12
Effect of Goodwill and Other Intangible Assets	(0.13)	(4.55)

Tangible Book Value Per Share	$5.57	$5.57

EXECUTIVE OVERVIEW
     As of June 30, 2008, we had $3.85 billion in total assets, $3.36 billion in total gross loans and $2.96 billion in total deposits, compared to $3.98 billion, $3.29 billion and $3.00 billion, respectively, as of December 31, 2007.
     The focus of our business has been on commercial and real estate lending. As of June 30, 2008, we maintained a branch network of 25 full-service branch offices in California and eight loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington. In February 2008, we opened a new full-service branch in Beverly Hills, California. We are currently planning to open two more full-service branches in the Southern California area by the end of 2008.
     During the past two years, the economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels. Starting in the fourth quarter of 2007, we expanded our portfolio monitoring activities in an attempt to identify problematic loans. For non-performing loans, we are enhancing our collection efforts, increasing workout and collection personnel and creating individual action plans to maximize, to the extent possible, collections on such loans. We will continue our expanded monitoring of the loan portfolio until economic conditions have improved sufficiently and loan delinquency and defaults improve.
     For the three months ended June 30, 2008, we recognized a net loss of $105.5 million, as compared with net income of $15.3 million for the same period in 2007. Such loss in the second quarter of 2008 was primarily caused by a goodwill impairment charge of $107.4 million occasioned by the decline in the market value of our common stock that reflects, in part, recent turmoil in the financial markets, and a provision for credit losses of $19.2 million. If we measure our operating results from our continuing operations without the impairment charge on a non-GAAP basis (as shown in the table below), we realized net income of $1.8 million for the three months ended June 30, 2008 and $4.8 million for the six months ended June 30, 2008.

		Effect of
		Impairment
		Loss on
	GAAP	Goodwill	Non-GAAP
	(In Thousands)
Three Months Ended June 30, 2008:
Net Income (Loss)	$(105,547)	$107,393	$1,846
Six Months Ended June 30, 2008:
Net Income (Loss)	$(102,626)	$107,393	$4,767
     Management believes the presentation of this financial measure, excluding the impact of the goodwill impairment charge, provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess our results from our core banking operations.

Key Performance Indicators
     We believe the following were key indicators of our operating performance for the periods indicated:
     Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007
•	The annualized return on average total assets was (10.83) percent for the three months ended June 30, 2008, compared to 1.60 percent for the same period in 2007. Excluding the impact of the goodwill impairment charge, the non-GAAP annualized return on average total assets was 0.19 percent for the three months ended June 30, 2008.

•	The annualized return on average stockholders’ equity was (112.57) percent for the three months ended June 30, 2008, and the annualized return on average tangible equity was (160.37) percent, compared to 12.35 percent and 22.07 percent, respectively, for the same period in 2007. Excluding the impact of the goodwill impairment charge, the non-GAAP annualized return on average stockholders’ equity was 1.97 percent for the three months ended June 30, 2008, and the non-GAAP annualized return on average tangible equity was 2.80 percent.

•	The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income) was 296.07 percent for the three months ended June 30, 2008, compared to 43.70 percent for the same period in 2007. Excluding the impact of the goodwill impairment charge, the non-GAAP efficiency ratio was 50.43 percent for the three months ended June 30, 2008.

•	The net interest spread and net interest margin for the three months ended June 30, 2008 were 2.95 percent and 3.75 percent, respectively, compared to 3.24 percent and 4.50 percent, respectively, for the same period in 2007.
     Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007
•	The annualized return on average total assets was (5.23) percent for the six months ended June 30, 2008, compared to 1.51 percent for the same period in 2007. Excluding the impact of the goodwill impairment charge, the non-GAAP annualized return on average total assets was 0.24 percent for the six months ended June 30, 2008.

•	The annualized return on average stockholders’ equity was (54.59) percent for the six months ended June 30, 2008, and the annualized return on average tangible equity was (77.90) percent, compared to 11.45 percent and 20.23 percent, respectively, for the same period in 2007. Excluding the impact of the goodwill impairment charge, the non-GAAP annualized return on average stockholders’ equity was 2.54 percent for the six months ended June 30, 2008, and the non-GAAP annualized return on average tangible equity was 3.62 percent.

•	The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income) was 172.25 percent for the six months ended June 30, 2008, compared to 43.72 percent for the same period in 2007. Excluding the impact of the goodwill impairment charge, the non-GAAP efficiency ratio was 49.77 percent for the six months ended June 30, 2008.

•	The net interest spread and net interest margin for the six months ended June 30, 2008 were 2.88 percent and 3.74 percent, respectively, compared to 3.29 percent and 4.55 percent, respectively, for the same period in 2007.

     The performance ratios presented above (return on average assets, return on average stockholders’ equity, return on average tangible equity and the efficiency ratio), excluding impairment loss on goodwill, are supplemental financial information determined by a method other than in accordance with GAAP. These non-GAAP measures are used by management in the analysis of Hanmi Financial’s performance. Return on average total assets is calculated by dividing net income (loss) by average total assets. Return on average stockholders’ equity is calculated by dividing net income (loss) by average stockholders’ equity. Return on average tangible equity is calculated by dividing net income (loss) by average tangible equity. The efficiency ratio is calculated by dividing total non-interest expenses by the sum of net interest income before provision for credit losses and total non-interest income.
     The following table reconciles the GAAP performance measures to the non-GAAP performance measures for the periods indicated:

		Effect of
		Impairment
		Loss on
	GAAP	Goodwill	Non-GAAP
	(Dollars in Thousands)
Three Months Ended June 30, 2008:
Total Non-Interest Expenses	$129,443	$(107,393)	$22,050
Return on Average Total Assets	(10.83%)	11.02%	0.19%
Return on Average Stockholders’ Equity	(112.57%)	114.54%	1.97%
Return on Average Tangible Equity	(160.36%)	163.16%	2.80%
Efficiency Ratio	296.07%	(245.64%)	50.43%

Six Months Ended June 30, 2008:
Total Non-Interest Expenses	$151,031	$(107,393)	$43,638
Return on Average Total Assets	(5.23%)	5.47%	0.24%
Return on Average Stockholders’ Equity	(54.59%)	57.13%	2.54%
Return on Average Tangible Equity	(77.89%)	81.51%	3.62%
Efficiency Ratio	172.25%	(122.48%)	49.77%
     Management believes the presentation of these performing ratios, excluding impairment loss on goodwill, provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial and its core banking operations. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     Summary of Changes in Balance Sheets — June 30, 2008 Compared to December 31, 2007
•	Total assets decreased $138.6 million, or 3.5 percent, from $3.98 billion as of December 31, 2007 to $3.85 billion as of June 30, 2008.

•	Loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, increased $48.8 million, or 1.5 percent, from $3.24 billion as of December 31, 2007 to $3.29 billion as of June 30, 2008.

•	Total deposits decreased $40.1 million, or 1.3 percent, from $3.00 billion as of December 31, 2007 to $2.96 billion as of June 30, 2008.

•	Total stockholders’ equity decreased $109.1 million, or 29.4 percent, from $370.6 million as of December 31, 2007 to $261.5 million as of June 30, 2008.

2008 Outlook
     As we look ahead to the remainder of 2008, the economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and thus our provision for credit losses, results of operations, liquidity and financial condition. We continue to anticipate that the weak economic conditions will prevail nationally and in California at least through the end of 2008, largely the result of a decline in the housing market (construction and sales as well as falling home prices) and credit quality problems. Responding to this difficult environment, we are making significant changes in two critical areas. First, we are enhancing existing policies and procedures regarding the monitoring of loans to be more stringent and make it more difficult to allow exceptions from our loan policy. Second, we are strengthening and centralizing the loan underwriting and approval processes, including centralizing the credit underwriting function at three locations, creating a central monitoring mechanism to monitor all loans, and increasing resources in the Bank’s departments responsible for addressing problem assets.
     Complementing these initiatives is a program to improve our organizational structure and streamline our operations. Our goal is to reduce costs and gain greater operating efficiencies. We currently have approximately 600 employees. During the third quarter of 2008, we expect to achieve a net reduction in headcount of approximately 10 percent. The headcount reduction will be across all of our operations, but the majority will be in marketing, given that, in the current environment, we are not seeking to aggressively grow the loan portfolio.
     During the third quarter of 2008, we will also be initiating a marketing campaign to increase deposits with a goal of lowering the loan-to-deposit ratio below 105 percent by the end of 2008 from a current level of 111 percent as of June 30, 2008. We anticipate that the deposit growth will help our liquidity. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and "— Liquidity and Capital Resources” for further discussion.
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

     Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2008			June 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,317,061	$55,905	6.78%	$3,014,895	$65,212	8.68%
Municipal Securities (2)	63,177	662	4.19%	72,284	762	4.22%
Obligations of Other U.S. Government Agencies	84,088	884	4.21%	118,696	1,233	4.16%
Other Debt Securities	149,525	1,694	4.53%	184,618	2,141	4.64%
Equity Securities	38,031	486	5.11%	25,290	336	5.31%
Federal Funds Sold	5,621	31	2.21%	13,340	176	5.28%
Interest-Earning Deposits	173	1	2.31%	—	—	—

Total Interest-Earning Assets	3,657,676	59,663	6.56%	3,429,123	69,860	8.17%

Noninterest-Earning Assets:
Cash and Cash Equivalents	85,600			91,690
Allowance for Loan Losses	(52,685)			(31,046)
Other Assets	230,205			328,403

Total Noninterest-Earning Assets	263,120			389,047

TOTAL ASSETS	$3,920,796			$3,818,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$91,803	527	2.31%	$99,457	502	2.02%
Money Market Checking and NOW Accounts	718,257	5,707	3.20%	432,408	3,666	3.40%
Time Deposits of $100,000 or More	1,098,990	11,040	4.04%	1,411,099	18,778	5.34%
Other Time Deposits	320,732	3,213	4.03%	303,957	3,851	5.08%
FHLB Advances and Other Borrowings	538,833	3,944	2.94%	222,338	2,919	5.27%
Junior Subordinated Debentures	82,406	1,164	5.68%	82,406	1,660	8.08%

Total Interest-Bearing Liabilities	2,851,021	25,595	3.61%	2,551,665	31,376	4.93%

Noninterest-Bearing Liabilities:
Demand Deposits	652,724			720,827
Other Liabilities	39,955			49,959

Total Noninterest-Bearing Liabilities	692,679			770,786

Total Liabilities	3,543,700			3,322,451
Stockholders’ Equity	377,096			495,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,920,796			$3,818,170

NET INTEREST INCOME		$34,068			$38,484

NET INTEREST SPREAD (3)			2.95%			3.24%

NET INTEREST MARGIN (4)			3.75%			4.50%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $851,000 and $870,000 for the three months ended June 30, 2008 and 2007, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $1.0 million and $1.2 million, and the yields would be 6.45 percent and 6.49 percent, for the three months ended June 30, 2008 and 2007, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2008 vs.
	Three Months Ended June 30, 2007
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$6,014	$(15,321)	$(9,307)
Municipal Securities	(95)	(5)	(100)
Obligations of Other U.S. Government Agencies	(364)	15	(349)
Other Debt Securities	(399)	(48)	(447)
Equity Securities	163	(13)	150
Federal Funds Sold	(72)	(73)	(145)
Interest-Earning Deposits	1	—	1

Total Interest and Dividend Income	5,248	(15,445)	(10,197)

Interest Expense:
Savings	(41)	66	25
Money Market Checking and NOW Accounts	2,274	(233)	2,041
Time Deposits of $100,000 or More	(3,687)	(4,051)	(7,738)
Other Time Deposits	201	(839)	(638)
FHLB Advances and Other Borrowings	2,743	(1,718)	1,025
Junior Subordinated Debentures	—	(496)	(496)

Total Interest Expense	1,490	(7,271)	(5,781)

Change in Net Interest Income	$3,758	$(8,174)	$(4,416)

     For the three months ended June 30, 2008 and 2007, net interest income before provision for credit losses was $34.1 million and $38.5 million, respectively. The net interest spread and net interest margin for the three months ended June 30, 2008 were 2.95 percent and 3.75 percent, respectively, compared to 3.24 percent and 4.50 percent, respectively, for the same period in 2007. The compression in the net interest margin continues to be driven by intense competition among Korean-American banks, particularly in the pricing of deposits; and the Federal Reserve Board’s 225 basis point cut in short-term interest rates in the first four months of 2008.
     Average interest-earning assets increased 6.7 percent to $3.66 billion for the three months ended June 30, 2008 from $3.43 billion for the same period in 2007. Average gross loans increased 10.0 percent to $3.32 billion for the three months ended June 30, 2008 from $3.01 billion for the same period in 2007. Average investment securities decreased 21.0 percent to $296.8 million for the three months ended June 30, 2008 from $375.6 million for the same period in 2007.
     The yield on average interest-earning assets decreased by 161 basis points from 8.17 percent for the three months ended June 30, 2007 to 6.56 percent for the same period in 2008, reflecting a decrease in the average yield on loans. Total loan interest income decreased by 14.3 percent for the three months ended June 30, 2008 due primarily to a decrease in the average yield on loans from 8.68 percent for the three months ended June 30, 2007 to 6.78 percent for the same period in 2008. During this period, the average Wall Street Journal Prime Rate dropped 317 basis points from 8.25 percent for the three months ended June 30, 2007 to 5.08 percent for the same period in 2008. The mix of average interest-earning assets was 90.7 percent loans, 8.1 percent investment securities and 1.2 percent other interest-earning assets for the three months ended June 30, 2008, compared to 87.9 percent loans, 11.0 percent investment securities and 1.1 percent other interest-earning assets for the same period in 2007.
     The majority of interest-earning assets growth was funded by a $316.5 million, or 142.3 percent, increase in average FHLB advances and other borrowings. Total average interest-bearing liabilities grew by 11.7 percent to $2.85 billion for the three months ended June 30, 2008 compared to $2.55 billion for the same period in 2007. The average interest rate paid for interest-bearing liabilities decreased by 132 basis points from 4.93 percent for the three months ended June 30, 2007 to 3.61 percent for the same period in 2008. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.

     Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Six Months Ended
	June 30, 2008			June 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,310,101	$116,503	7.08%	$2,949,129	$127,773	8.74%
Municipal Securities (2)	67,528	1,421	4.21%	72,340	1,526	4.22%
Obligations of Other U.S. Government Agencies	96,974	2,129	4.39%	118,483	2,489	4.20%
Other Debt Securities	154,955	3,565	4.60%	190,290	4,416	4.64%
Equity Securities	35,760	900	5.03%	25,149	705	5.61%
Federal Funds Sold	8,258	114	2.76%	34,317	902	5.26%
Term Federal Funds Sold	—	—	—	193	5	5.18%
Interest-Earning Deposits	87	1	2.30%	—	—	—

Total Interest-Earning Assets	3,673,663	124,633	6.82%	3,389,901	137,816	8.20%

Noninterest-Earning Assets:
Cash and Cash Equivalents	89,727			91,221
Allowance for Loan Losses	(47,615)			(29,076)
Other Assets	228,424			328,101

Total Noninterest-Earning Assets	270,536			390,246

TOTAL ASSETS	$3,944,199			$3,780,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$92,135	1,054	2.30%	$100,114	963	1.94%
Money Market Checking and NOW Accounts	637,875	10,367	3.27%	430,152	7,138	3.35%
Time Deposits of $100,000 or More	1,226,728	26,727	4.38%	1,408,718	37,276	5.34%
Other Time Deposits	330,188	7,186	4.38%	302,425	7,609	5.07%
FHLB Advances and Other Borrowings	504,783	8,421	3.35%	195,910	5,090	5.24%
Junior Subordinated Debentures	82,406	2,613	6.38%	82,406	3,299	8.07%

Total Interest-Bearing Liabilities	2,874,115	56,368	3.94%	2,519,725	61,375	4.91%

Noninterest-Bearing Liabilities:
Demand Deposits	651,984			715,220
Other Liabilities	40,070			47,758

Total Noninterest-Bearing Liabilities	692,054			762,978

Total Liabilities	3,566,169			3,282,703
Stockholders’ Equity	378,030			497,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,944,199			$3,780,147

NET INTEREST INCOME		$68,265			$76,441

NET INTEREST SPREAD (3)			2.88%			3.29%

NET INTEREST MARGIN (4)			3.74%			4.55%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.4 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $2.2 million and $2.3 million, and the yields would be 6.47 percent and 6.49 percent, for the six months ended June 30, 2008 and 2007, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended June 30, 2008 vs.
	Six Months Ended June 30, 2007
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$14,655	$(25,925)	$(11,270)
Municipal Securities	(101)	(4)	(105)
Obligations of Other U.S. Government Agencies	(468)	108	(360)
Other Debt Securities	(813)	(38)	(851)
Equity Securities	273	(78)	195
Federal Funds Sold	(485)	(303)	(788)
Term Federal Funds Sold	(2)	(3)	(5)
Interest-Earning Deposits	1	—	1

Total Interest and Dividend Income	13,060	(26,243)	(13,183)

Interest Expense:
Savings	(81)	172	91
Money Market Checking and NOW Accounts	3,399	(170)	3,229
Time Deposits of $100,000 or More	(4,424)	(6,125)	(10,549)
Other Time Deposits	670	(1,093)	(423)
FHLB Advances and Other Borrowings	5,702	(2,371)	3,331
Junior Subordinated Debentures	—	(686)	(686)

Total Interest Expense	5,266	(10,273)	(5,007)

Change in Net Interest Income	$7,794	$(15,970)	$(8,176)

     For the six months ended June 30, 2008 and 2007, net interest income before provision for credit losses was $68.3 million and $76.4 million, respectively. The net interest spread and net interest margin for the six months ended June 30, 2008 were 2.88 percent and 3.74 percent, respectively, compared to 3.29 percent and 4.55 percent, respectively, for the same period in 2007. The compression in the net interest margin continues to be driven by intense competition among Korean-American banks, particularly in the pricing of deposits; and the Federal Reserve Board’s 225 basis point cut in short-term interest rates in the first four months of 2008.
     Average interest-earning assets increased 8.4 percent to $3.67 billion for the six months ended June 30, 2008 from $3.39 billion for the same period in 2007. Average gross loans increased 12.2 percent to $3.31 billion for the six months ended June 30, 2008 from $2.95 billion for the same period in 2007. Average investment securities decreased 16.2 percent to $319.4 million for the six months ended June 30, 2008 from $381.1 million for the same period in 2007.
     The yield on average interest-earning assets decreased by 138 basis points from 8.20 percent for the six months ended June 30, 2007 to 6.82 percent for the same period in 2008, reflecting a decrease in the average yield on loans. Total loan interest income decreased by 8.8 percent for the six months ended June 30, 2008 due primarily to a decrease in the average yield on loans from 8.74 percent for the six months ended June 30, 2007 to 7.08 percent for the same period in 2008. During this period, the average Wall Street Journal Prime Rate dropped 260 basis points from 8.25 percent for the six months ended June 30, 2007 to 5.65 percent for the same period in 2008. The mix of average interest-earning assets was 90.1 percent loans, 8.7 percent investment securities and 1.2 percent other interest-earning assets for the six months ended June 30, 2008, compared to 87.0 percent loans, 11.2 percent investment securities and 1.8 percent other interest-earning assets for the same period in 2007.
     The majority of interest-earning assets growth was funded by a $308.9 million, or 157.7 percent, increase in average FHLB advances and other borrowings. Total average interest-bearing liabilities grew by 14.1 percent to $2.87 billion for the six months ended June 30, 2008 compared to $2.52 billion for the same period in 2007. The average interest rate paid for interest-bearing liabilities decreased by 97 basis points from 4.91 percent for the six months ended June 30, 2007 to 3.94 percent for the same period in 2008. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.

Provision for Credit Losses
     For the three months ended June 30, 2008 and 2007, the provision for credit losses was $19.2 million and $3.0 million, respectively. For the six months ended June 30, 2008 and 2007, the provision for credit losses was $37.1 million and $9.2 million, respectively. The increase in the provision for credit losses for both periods is attributable to increases in net charge-offs, non-performing and delinquent loans, and criticized and classified loans. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details. While the level of non-performing and delinquent loans are indicators of the credit quality of the portfolio, the provision for credit losses is determined based primarily on loan classifications and the historical loss experience.
Non-Interest Income
     We earn non-interest income from four major sources: service charges on deposit accounts, fees generated from international trade finance, insurance commissions and other service charges and fees. In addition, we sell certain assets. Such sales are determined mainly for risk management purposes.
     Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$4,539	$4,438	$101	2.3%
Insurance Commissions	1,384	1,279	105	8.2%
Trade Finance Fees	825	1,177	(352)	(29.9%)
Remittance Fees	539	520	19	3.7%
Other Service Charges and Fees	703	574	129	22.5%
Bank-Owned Life Insurance Income	234	229	5	2.2%
Change in Fair Value of Derivatives	(41)	222	(263)	(118.5%)
Other Income	917	491	426	86.8%
Gain on Sales of Loans	552	1,762	(1,210)	(68.7%)

Total Non-Interest Income	$9,652	$10,692	$(1,040)	(9.7%)

     For the three months ended June 30, 2008, non-interest income was $9.7 million, a decrease of $1.0 million, or 9.7 percent, from $10.7 million for the same period in 2007. The decrease in non-interest income is primarily attributable to decreases in gain on sales of loans and trade finance fees, partially offset by higher other income.
     Service charges on deposit accounts increased by $101,000, or 2.3 percent, from $4.4 million for the three months ended June 30, 2007 to $4.5 million for the same period in 2008. The increase was due to higher fees from returned check items.
     Insurance commissions increased by $105,000, or 8.2 percent, from $1.3 million for the three months ended June 30, 2007 to $1.4 million for the same period in 2008. The increase was due to business growth at Chun-Ha and All World.
     Fees generated from international trade finance decreased by $352,000, or 29.9 percent, from $1.2 million for the three months ended June 30, 2007 to $825,000 for the same period in 2008. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.

     Other service charges and fees increased by $129,000, or 22.5 percent, from $574,000 for the three months ended June 30, 2007 to $703,000 for the same period in 2008. Other service charges and fees consist primarily of late charges, annual fees and loan servicing fee income. The increase is attributable primarily to higher late charges and loan servicing fee income.
     Other income increased by $426,000, or 86.8 percent, from $491,000 for the three months ended June 30, 2007 to $917,000 for the same period in 2008. The increase was attributable primarily to a $450,000 refund of a previously paid consulting fee to an outside vendor.
     Gain on sales of loans was $552,000 for the three months ended June 30, 2008, compared to $1.8 million for the same period in 2007. During the three months ended June 30, 2008, there were SBA loan sales of $15.3 million at an average gain of 3.2 percent, compared to SBA loan sales of $35.6 million at an average gain of 4.9 percent for the same period in 2007.
     Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007
     The following table sets forth the various components of non-interest income for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$9,256	$8,926	$330	3.7%
Insurance Commissions	2,699	2,404	295	12.3%
Trade Finance Fees	1,690	2,467	(777)	(31.5%)
Remittance Fees	1,044	991	53	5.3%
Other Service Charges and Fees	1,419	1,190	229	19.2%
Bank-Owned Life Insurance Income	474	459	15	3.3%
Change in Fair Value of Derivatives	198	314	(116)	(36.9%)
Other Income	1,254	766	488	63.7%
Gain on Sales of Loans	765	3,162	(2,397)	(75.8%)
Gain on Sales of Securities Available for Sale	618	—	618	—

Total Non-Interest Income	$19,417	$20,679	$(1,262)	(6.1%)

     For the six months ended June 30, 2008, non-interest income was $19.4 million, a decrease of $1.3 million, or 6.1 percent, from $20.7 million for the same period in 2007. The decrease in non-interest income is primarily attributable to decreases in gain on sales of loans and trade finance fees, partially offset by gain on sales of securities available for sale and an increase in other income.
     Service charges on deposit accounts increased by $330,000, or 3.7 percent, from $8.9 million for the six months ended June 30, 2007 to $9.3 million for the same period in 2008. The increase was due to higher fees from returned check items.
     Insurance commissions increased by $295,000, or 12.3 percent, from $2.4 million for the six months ended June 30, 2007 to $2.7 million for the same period in 2008. The increase was due to business growth at Chun-Ha and All World.
     Fees generated from international trade finance decreased by $777,000, or 31.5 percent, from $2.5 million for the six months ended June 30, 2007 to $1.7 million for the same period in 2008. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.
     Other service charges and fees increased by $229,000, or 19.2 percent, from $1.2 million for the three months ended June 30, 2007 to $1.4 million for the same period in 2008. Other service charges and fees consist primarily of late charges, annual fees and loan servicing fee income. The increase is attributable primarily to higher late charges and loan servicing fee income.

     Other income increased by $488,000, or 63.7 percent, from $766,000 for the six months ended June 30, 2007 to $1.3 million for the same period in 2008. The increase was attributable primarily to a $450,000 refund of a previously paid consulting fee to an outside vendor.
     Gain on sales of loans was $765,000 for the six months ended June 30, 2008, compared to $3.2 million for the same period in 2007. During the six months ended June 30, 2008, there were SBA loan sales of $20.5 million at an average gain of 3.6 percent, compared to SBA loan sales of $66.4 million at an average gain of 4.7 percent for the same period in 2007.
Non-Interest Expenses
     Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2008	2007	Amount	Percentage
		(Dollars in Thousands)
Salaries and Employee Benefits	$11,301	$10,782	$519	4.8%
Occupancy and Equipment	2,792	2,571	221	8.6%
Data Processing	1,698	1,665	33	2.0%
Professional Fees	995	647	348	53.8%
Advertising and Promotion	888	889	(1)	(0.1%)
Supplies and Communications	623	704	(81)	(11.5%)
Amortization of Other Intangible Assets	502	592	(90)	(15.2%)
Decrease in Fair Value of Embedded Options	—	196	(196)	(100.0%)
Other Operating Expenses	3,251	3,444	(193)	(5.6%)
Impairment Loss on Goodwill	107,393	—	107,393	—

Total Non-Interest Expenses	$129,443	$21,490	$107,953	502.3%

     For the three months ended June 30, 2008 and 2007, non-interest expenses were $129.4 million and $21.5 million, respectively. Excluding the impact of the goodwill impairment charge, non-interest expenses were $22.1 million for the three months ended June 30, 2008. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income) for the three months ended June 30, 2008 was 296.07 percent (50.43 percent excluding the goodwill impairment charge), compared to 43.70 percent for the same period in 2007. The overall increase in non-interest expenses was due to the impairment loss on goodwill, and two new branches (Rancho Cucamonga and Beverly Hills) opened since the second quarter of 2007.
     Salaries and employee benefits increased $519,000, or 4.8 percent, from $10.8 million for the three months ended June 30, 2007 to $11.3 million for the same period in 2008. Salaries and employee benefits increased due to additional personnel for the new branches, partially offset by a lower bonus accrual. We anticipate a reduction in our salaries and employee benefits expense as we implement our plan to reduce our overall headcount by approximately 10 percent.
     Occupancy and equipment expense increased $221,000, or 8.6 percent, from $2.6 million for the three months ended June 30, 2007 to $2.8 million for the same period in 2008. The increase was due primarily to additional office space leased for the new branches.
     Professional fees increased $348,000, or 53.8 percent, from $647,000 for the three months ended June 30, 2007 to $995,000 for the same period in 2008. The increase was due primarily to additional professional fees incurred in 2008 for credit, legal and valuation services.

     Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2008	2007	Amount	Percentage
		(Dollars in Thousands)
Salaries and Employee Benefits	$22,581	$22,543	$38	0.2%
Occupancy and Equipment	5,574	5,083	491	9.7%
Data Processing	3,232	3,228	4	0.1%
Professional Fees	1,980	1,121	859	76.6%
Advertising and Promotion	1,700	1,550	150	9.7%
Supplies and Communications	1,327	1,292	35	2.7%
Amortization of Other Intangible Assets	1,026	1,206	(180)	(14.9%)
Decrease in Fair Value of Embedded Options	—	196	(196)	(100.0%)
Other Operating Expenses	6,218	6,240	(22)	(0.4%)
Impairment Loss on Goodwill	107,393	—	107,393	—

Total Non-Interest Expenses	$151,031	$42,459	$108,572	255.7%

     For the six months ended June 30, 2008 and 2007, non-interest expenses were $151.0 million and $42.5 million, respectively. Excluding the impact of the goodwill impairment charge, non-interest expenses were $43.6 million for the six months ended June 30, 2008. The efficiency ratio (non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income) for the six months ended June 30, 2008 was 172.25 percent (49.77 percent excluding the goodwill impairment charge), compared to 43.72 percent for the same period in 2007. The overall increase in non-interest expenses was due to the impairment loss on goodwill, three new branches (Fullerton, Rancho Cucamonga and Beverly Hills) opened since the first quarter of 2007, and increases in occupancy and equipment and professional fees.
     Occupancy and equipment expense increased $491,000, or 9.7 percent, from $5.1 million for the six months ended June 30, 2007 to $5.6 million for the same period in 2008. The increase was due primarily to additional office space leased for the new branches.
     Professional fees increased $859,000, or 76.6 percent, from $1.1 million for the six months ended June 30, 2007 to $2.0 million for the same period in 2008. The increase was due primarily to additional professional fees incurred in 2008 for credit, legal and valuation services.
Provision for Income Taxes
     For the three months ended June 30, 2008, income taxes of $595,000 were recognized on pre-tax losses of $105.0 million, representing an effective tax rate of 0.6 percent, compared to income taxes of $9.4 million recognized on pre-tax income of $24.7 million, representing an effective tax rate of 38.1 percent, for the same period in 2007. For the six months ended June 30, 2008, income taxes of $2.2 million were recognized on pre-tax losses of $100.4 million, representing an effective tax rate of 2.2 percent, compared to income taxes of $17.3 million recognized on pre-tax income of $45.5 million, representing an effective tax rate of 37.9 percent, for the same period in 2007. The effective tax rate for 2008 includes a $107.4 million impairment loss on goodwill, which is not deductible for tax purposes.

FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities at June 30, 2008 or December 31, 2007. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of mortgage-backed securities, municipal bonds, U.S. Government agency securities (“Agency”) and collateralized mortgage obligations.
     As of June 30, 2008, securities held to maturity, at amortized cost, totaled $926,000 and securities available for sale, at fair value, totaled $261.7 million, compared to $940,000 and $349.5 million, respectively, at December 31, 2007. The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) of investment securities as of the dates indicated:

	June 30, 2008			December 31, 2007
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Held to Maturity:
Municipal Bonds	$694	$694	$—	$694	$694	$—
Mortgage-Backed Securities	232	231	(1)	246	247	1

Total Held to Maturity	$926	$925	$(1)	$940	$941	$1

Available for Sale:
Mortgage-Backed Securities	$86,208	$85,341	$(867)	$99,332	$99,198	$(134)
Municipal Bonds	60,642	61,268	626	69,907	71,751	1,844
U.S. Government Agency Securities	59,570	59,643	73	104,893	105,089	196
Collateralized Mortgage Obligations	43,394	43,064	(330)	51,881	51,418	(463)
Corporate Bonds	7,874	7,823	(51)	18,295	18,226	(69)
Other Securities	4,675	4,536	(139)	3,925	3,835	(90)

Total Available for Sale	$262,363	$261,675	$(688)	$348,233	$349,517	$1,284

     Investment securities available for sale, at fair value, decreased $87.8 million, or 25.1 percent, to $261.7 million at June 30, 2008 from $349.5 million at December 31, 2007. The decrease was primarily due to the sale of $23.0 million of investment securities, with a $618,000 gain realized, during the first quarter of 2008 and $45.0 million of Agency securities maturing during the second quarter of 2008.
     The amortized cost and estimated fair value of investment securities as of June 30, 2008, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2037, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
Within One Year	$41,673	$41,648	$—	$—
Over One Year Through Five Years	33,559	33,512	—	—
Over Five Years Through Ten Years	7,474	7,610	694	694
Over Ten Years	50,055	50,500	—	—
Mortgage-Backed Securities	86,208	85,341	232	231
Collateralized Mortgage Obligations	43,394	43,064	—	—

	$262,363	$261,675	$926	$925

     We periodically evaluate our investments for other-than-temporary impairment. We had investments in Community Reinvestment Act (“CRA”) preferred securities with an aggregate par value of $2.0 million as of December 31, 2007. During the fourth quarter of 2007, based on an evaluation of the length of time and extent to which the estimated fair value of the CRA preferred securities had been less than their carrying value, and the financial condition and near-term prospects of the issuers, we recorded an other-than-temporary impairment charge of $1.1 million to write down the value of the CRA preferred securities to their estimated fair value.
     Gross unrealized losses on investment securities available for sale and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2008 and December 31, 2007:

	Holding Period
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available for Sale — June 30, 2008:
Mortgage-Backed Securities	$42,015	$517	$18,180	$496	$60,195	$1,013
Municipal Bonds	8,663	76	1,804	65	10,467	141
U.S. Government Agency Securities	14,467	114	—	—	14,467	114
Collateralized Mortgage Obligations	12,950	108	11,113	321	24,063	429
Corporate Bonds	2,480	—	2,750	59	5,230	59
Other	—	—	3,786	140	3,786	140

	$80,575	$815	$37,633	$1,081	$118,208	$1,896

Available for Sale — December 31, 2007:
Mortgage-Backed Securities	$5,319	$31	$42,143	$636	$47,462	$667
Municipal Bonds	—	—	2,910	23	2,910	23
U.S. Government Agency Securities	—	—	46,895	81	46,895	81
Collateralized Mortgage Obligations	—	—	40,167	591	40,167	591
Corporate Bonds	—	—	7,834	112	7,834	112
Other	—	—	2,910	90	2,910	90

	$5,319	$31	$142,859	$1,533	$148,178	$1,564

     The impairment losses described previously are not included in the table above as the impairment loss was recorded. All other individual securities that have been in a continuous unrealized loss position for 12 months or longer at June 30, 2008 and December 31, 2007 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at June 30, 2008 and December 31, 2007. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability, and management intends to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2008 and December 31, 2007 are not other-than-temporarily impaired, and therefore, no additional impairment charges as of June 30, 2008 and December 31, 2007 are warranted.

Loan Portfolio
     All loans are carried at face amount, less principal repayments collected, net of deferred loan fees and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis.
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percentage
		(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$863,047	$795,675	$67,372	8.5%
Construction	204,411	215,857	(11,446)	(5.3%)
Residential Property (1)	91,022	90,375	647	0.7%

Total Real Estate Loans	1,158,480	1,101,907	56,573	5.1%

Commercial and Industrial Loans:
Commercial Term Loans	1,625,116	1,599,853	25,263	1.6%
Commercial Lines of Credit	241,681	256,978	(15,297)	(6.0%)
SBA Loans (2)	143,589	118,528	25,061	21.1%
International Loans	98,120	119,360	(21,240)	(17.8%)

Total Commercial and Industrial Loans	2,108,506	2,094,719	13,787	0.7%

Consumer Loans	88,062	90,449	(2,387)	(2.6%)

Total Loans — Gross	3,355,048	3,287,075	67,973	2.1%

Deferred Loan Fees	(2,169)	(2,367)	198	(8.4%)
Allowance for Loan Losses	(62,977)	(43,611)	(19,366)	44.4%

Net Loans Receivable	$3,289,902	$3,241,097	$48,805	1.5%

(1)	Includes loans held for sale, at the lower of cost or market, of $0 and $310,000 at June 30, 2008 and December 31, 2007, respectively.

(2)	Includes loans held for sale, at the lower of cost or market, of $9.2 million and $6.0 million at June 30, 2008 and December 31, 2007, respectively.
     At June 30, 2008 and December 31, 2007, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.29 billion and $3.24 billion, respectively, an increase of $48.8 million, or 1.5 percent. Real estate loans, composed of commercial property, residential property and construction loans, increased $56.6 million, or 5.1 percent, to $1.16 billion at June 30, 2008 from $1.10 billion at December 31, 2007, representing 34.5 percent and 33.5 percent, respectively, of total gross loans. Total commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and lines of credit, increased $13.8 million, or 0.7 percent, to $2.11 billion at June 30, 2008 from $2.09 billion at December 31, 2007, representing 62.8 percent and 63.7 percent, respectively, of total gross loans. Consumer loans decreased $2.4 million, or 2.6 percent, to $88.1 million at June 30, 2008 from $90.4 million at December 31, 2007.
     As of June 30, 2008, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	June 30, 2008	Gross Loans Outstanding
	(In Thousands)
Accommodation/Hospitality	$424,603	12.7%
Lessors of Non-Residential Buildings	$413,241	12.3%
Gasoline Stations	$366,079	10.9%
     There was no other concentration of loans to any one type of industry exceeding ten percent of total gross loans outstanding.

Non-Performing Assets
     Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Non-accrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.
     The table below shows the composition of non-performing assets as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percentage
		(Dollars in Thousands)
Non-Accrual Loans	$112,024	$54,252	$57,772	106.5%
Loans 90 Days or More Past Due and Still Accruing	158	227	(69)	(30.4%)

Total Non-Performing Loans	112,182	54,479	57,703	105.9%
Other Real Estate Owned	—	287	(287)	(100.0%)

Total Non-Performing Assets	$112,182	$54,766	$57,416	104.8%

     Non-performing loans were $112.2 million at June 30, 2008, compared to $54.5 million at December 31, 2007, representing a 105.9 percent increase. The increase was primarily due to two large construction loans (a $28.0 million condominium project in Northern California and a $16.8 million low-income housing construction project in the Los Angeles area) and a $24.2 million commercial term loan. Total gross loans increased by 2.1 percent during the first half of 2008. As a result, the ratio of non-performing loans to total gross loans increased to 3.34 percent at June 30, 2008 from 1.66 percent at December 31, 2007. As of December 31, 2007, OREO totaled $287,000. There was no OREO as of June 30, 2008. Delinquent loans, which are comprised of loans past due 30 or more days and still accruing and non-accrual loans past due 30 or more days, were $138.4 million at June 30, 2008, compared to $45.1 million at December 31, 2007, representing a 206.9 percent increase. We believe that the increases in non-performing loans and delinquent loans are attributable primarily to a persistently soft economy that is affecting some of our borrowers’ ability to honor their commitments.
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
     As described above, we continue to anticipate that the weakened national and state economy will remain through at least the end of 2008, due in large part to a decline in home prices and sales and home construction activity, as well as other credit quality problems. Responding to this difficult environment, we have made and are in the process of making significant changes in two critical areas. First, we are enhancing existing policies and procedures regarding the monitoring of loans to be more stringent and make it more difficult to allow exceptions from our loan policy. Second, we are strengthening and centralizing the loan underwriting and approval processes, including centralizing the credit underwriting function at three locations, creating a central monitoring mechanism to monitor all loans, and increasing resources in departments of the Bank engaged in addressing problem assets.
     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented.

	As of and for the			As of and for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$52,986	$43,611	$31,527	$43,611	$27,557

Actual Charge-Offs	(8,656)	(7,852)	(2,662)	(16,508)	(5,281)
Recoveries on Loans Previously Charged Off	436	555	144	991	359

Net Loan Charge-Offs	(8,220)	(7,297)	(2,518)	(15,517)	(4,922)

Provision Charged to Operating Expenses	18,211	16,672	3,181	34,883	9,555

Balance at End of Period	$62,977	$52,986	$32,190	$62,977	$32,190

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,914	$1,765	$1,888	$1,765	$2,130
Provision Charged to Operating Expenses	1,018	1,149	(158)	2,167	(400)

Balance at End of Period	$3,932	$2,914	$1,730	$3,932	$1,730

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	1.00%	0.89%	0.33%	0.94%	0.34%
Net Loan Charge-Offs to Total Gross Loans (1)	0.99%	0.89%	0.33%	0.93%	0.32%
Allowance for Loan Losses to Average Total Gross Loans	1.90%	1.60%	1.07%	1.90%	1.09%
Allowance for Loan Losses to Total Gross Loans	1.88%	1.60%	1.05%	1.88%	1.05%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	52.50%	55.39%	31.38%	49.55%	30.83%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	45.14%	43.77%	79.16%	44.48%	51.51%
Allowance for Loan Losses to Non-Performing Loans	56.14%	59.72%	142.30%	56.14%	142.30%

Balances:
Average Total Gross Loans	$3,319,141	$3,305,252	$3,017,012	$3,312,196	$2,951,485
Total Gross Loans	$3,355,048	$3,305,949	$3,058,053	$3,355,048	$3,058,053
Non-Performing Loans	$112,182	$88,720	$22,621	$112,182	$22,621

(1)	Net loan charge-offs are annualized to calculate the ratios.

     The allowance for loan losses increased by $19.4 million, or 44.4 percent, to $63.0 million at June 30, 2008, compared to $43.6 million at December 31, 2007. The increase in the allowance for loan losses in 2008 was due primarily to the increased migration of loans into more adverse risk rating categories, increases in non-performing and delinquent loans, and the increase in the overall loan portfolio. See “Provision for Credit Losses.” In addition, the allowance reflects higher estimated loss severity arising from a softening economy, partially offset by better collateral coverage on impaired loans and the presence of guarantees. The ratio of the allowance for loan losses to total gross loans increased to 1.88 percent as of June 30, 2008, compared to 1.33 percent at December 31, 2007, primarily due to the overall increase of historical loss factors and classified loans.
     The allowance for off-balance sheet exposure, primarily unfunded loan commitments, increased by $2.2 million, or 122.8 percent, to $3.9 million at June 30, 2008, compared to $1.8 million at December 31, 2007. The allowance for off-balance sheet items is recorded in other liabilities. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe the allowance for loan losses and allowance for off-balance sheet items are adequate for losses inherent in the loan portfolio and off-balance sheet exposure at June 30, 2008 and December 31, 2007.
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percentage
		(Dollars in Thousands)
Demand — Noninterest-Bearing	$683,846	$680,282	$3,564	0.5%
Interest-Bearing:
Savings	93,747	93,099	648	0.7%
Money Market Checking and NOW Accounts	728,601	445,806	282,795	63.4%
Time Deposits of $100,000 or More	1,050,942	1,441,683	(390,741)	(27.1%)
Other Time Deposits	404,424	340,829	63,595	18.7%

Total Deposits	$2,961,560	$3,001,699	$(40,139)	(1.3%)

     Money market checking and NOW accounts increased $282.8 million, or 63.4 percent, to $728.6 million at June 30, 2008 from $445.8 million at December 31, 2007. The increase was due to our deposit campaign targeted for core deposits by offering attractive money market checking accounts. Time deposits of $100,000 or more decreased $390.7 million, or 27.1 percent, to $1.05 billion at June 30, 2008 from $1.44 billion at December 31, 2007, reflecting the transfer of customer funds into money market checking accounts and a decrease in state government time deposits. Other time deposits increased $63.6 million, or 18.7 percent, to $404.4 million at June 30, 2008 from $340.8 million at December 31, 2007, reflecting an increase in brokered deposits.
     We accept brokered deposits on a selective basis at prudent interest rates to augment deposit growth. There were $100.0 million and $31.8 million of brokered deposits as of June 30, 2008 and December 31, 2007, respectively. We also had $95.0 million and $200.0 million of state government time deposits over $100,000 as of June 30, 2008 and December 31, 2007, respectively. The majority of our brokered and state government time deposits mature in less than one year.
FHLB Advances and Other Borrowings
     FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight Federal funds. At June 30, 2008, advances from the FHLB were $496.4 million, an increase of $63.8 million, or 14.7 percent, from the December 31, 2007 balance of $432.7 million. Overnight Federal funds were $50.0 million at December 31, 2007. There were no overnight Federal funds at June 30, 2008. Among the FHLB advances and other borrowings at June 30, 2008, short-term borrowings with a remaining maturity of less than one year were $335.0 million, and the weighted-average interest rate thereon was 3.29 percent. The majority of short-term borrowings that matured have already been renewed.

Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings totaled $82.4 million at June 30, 2008 and December 31, 2007.
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
     The following table shows the status of our gap position as of June 30, 2008:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$110,222	$110,222
Federal Funds Sold	10,000	—	—	—	—	10,000
Securities:
Fixed Rate	35,959	29,918	89,524	85,881	—	241,282
Floating Rate	3,951	—	13,582	3,786	—	21,319
Loans:
Fixed Rate	125,718	193,592	598,064	292,320	—	1,209,694
Floating Rate	1,782,733	102,144	142,494	5,959	—	2,033,330
Non-Accrual	—	—	—	—	112,024	112,024
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(65,146)	(65,146)
Federal Reserve Bank and Federal Home Loan Bank Stock	—	—	—	41,130	—	41,130
Other Assets	—	24,998	—	7,287	98,967	131,252

Total Assets	$1,958,361	$350,652	$843,664	$436,363	$256,067	$3,845,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$46,146	$137,140	$329,135	$171,425	$—	$683,846
Savings	13,489	34,958	36,739	8,561	—	93,747
Money Market Checking and NOW Accounts	109,712	209,659	235,898	173,332	—	728,601
Time Deposits:
Fixed Rate	928,303	515,183	11,688	138	—	1,455,312
Floating Rate	54	—	—	—	—	54
FHLB Advances and Other Borrowings	332,674	6,000	156,997	4,436	—	500,107
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	39,529	39,529
Stockholders’ Equity	—	—	—	—	261,505	261,505

Total Liabilities and Stockholders’ Equity	$1,512,784	$902,940	$770,457	$357,892	$301,034	$3,845,107

Repricing Gap	$445,577	$(552,288)	$73,207	$78,471	$(44,967)
Cumulative Repricing Gap	$445,577	$(106,711)	$(33,504)	$44,967	$—
Cumulative Repricing Gap as a Percentage of Total Assets	11.59%	(2.78%)	(0.87%)	1.17%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	12.53%	(3.00%)	(0.94%)	1.26%	—

     The repricing gap analysis measures the static timing of repricing risk of assets and liabilities (i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same period). Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Core deposits that have no maturity dates (demand deposits, savings, money market checking and NOW accounts) are assigned to categories based on expected decay rates.
     On June 30, 2008, the cumulative repricing gap for the three-month period was asset-sensitive position and 12.53 percent of interest-earning assets, which increased from the previous quarter’s figure of 10.20 percent. This increase was caused by an increase of $154.0 million in fixed and floating rate loans with maturities or expected to reprice within three months, partially offset by increases of $76.5 million and $24.7 million in fixed rate certificates of deposit and FHLB advances and other borrowings, respectively, with maturities of less than three months. The cumulative repricing gap for the twelve-month period was liability-sensitive position and (3.00) percent of interest-earning assets, which decreased from the previous quarter’s figure of (16.62) percent. The decrease was caused primarily by an increase of $332.4 million in fixed and floating rate loans with maturities of less than twelve months, and decreases of $110.0 million and $65.3 million in fixed rate certificates of deposit and FHLB advances and other borrowings, respectively, with maturities of less than twelve months.
     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	June 30,	March 31,	June 30,	March 31,
	2008	2008	2008	2008
		(Dollars in Thousands)
Cumulative Repricing Gap	$445,577	$364,935	$(106,711)	$(594,590)
Percentage of Total Assets	11.59%	9.26%	(2.78%)	(15.09%)
Percentage of Interest-Earning Assets	12.53%	10.20%	(3.00%)	(16.62%)
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
(Dollars in Thousands)
200%	8.22%	(20.11%)	$12,304	$(64,591)
100%	4.33%	(9.86%)	$6,478	$(31,652)
(100%)	(4.83%)	9.84%	$(7,239)	$31,596
(200%)	(9.95%)	26.16%	$(14,901)	$84,019
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
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $261.5 million at June 30, 2008, which represented a decrease of $109.1 million, or 29.4 percent, compared to $370.6 million at December 31, 2007. The decrease was primarily due to a non-cash goodwill impairment charge of $107.4 million during the three months ended June 30, 2008.
     We can also meet our liquidity needs through borrowings from the FHLB, unsecured credit lines and repurchase agreements. We are eligible to borrow up to 20 percent of our total assets from the FHLB. We have pledged investment securities available for sale and loans receivable as collateral with the FHLB for this borrowing facility. As of June 30, 2008, the total borrowing capacity available from the collateral that has been pledged and the remaining available borrowing capacity were $774.0 million and $277.5 million, respectively. As of December 31, 2007, the total borrowing capacity available from the collateral that has been pledged and the remaining available borrowing capacity were $714.6 million and $281.8 million, respectively.
     In addition to its deposits, the Bank’s principal source of liquidity is its ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the Federal Home Loan Bank of San Francisco (“FHLB”). As of June 30, 2008, the Bank was approved by the FHLB to borrow up to $774.0 million to the extent it provides qualifying collateral. At June 30, 2008, the Bank’s FHLB borrowings totaled $496.4 million, representing 12.9 percent of total assets. As of August 7, 2008, the Bank’s FHLB borrowings totaled $486.4 million. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize additional borrowing capacity from its FHLB borrowing arrangement. During the quarter, the FHLB cancelled the Bank’s $62 million unsecured line of credit with them. This cancellation was the result of the Bank’s net loss for the fourth quarter of 2007.
     Management believes that Hanmi Financial, on a stand-alone basis, currently has adequate liquid assets to meet its current obligations, which are primarily interest payments on junior subordinated debentures, subject to prior approval of such payments by the Federal Reserve Board (“FRB”). As of June 30, 2008, limitations imposed by our regulators prohibited the Bank from providing a dividend to Hanmi Financial. At June 30, 2008, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $1.3 million, down from $5.3 million at December 31, 2007. In connection with the junior subordinated debentures, Hanmi Financial has no intention to defer interest payments, but has the option to defer them for a period of up to 20 consecutive quarters in the event, among other things, prior FRB approval for payment of such interest is not obtained. During any deferral period, and until all accrued and unpaid interest obligations on the debentures have been satisfied, Hanmi Financial cannot declare any dividends on its common stock.

     Current market conditions have also limited the Bank’s liquidity sources principally to secured funding outlets, such as the FHLB and FRB, in addition to deposits originated through the Bank’s branch network. There can be no assurance that actions by the FHLB would not reduce the Bank’s borrowing capacity or that we would be able to continue to attract deposits at competitive rates. Over the next twelve months, approximately $1.4 billion of time deposits will mature. We expect to replace these deposits with similar time deposits; however, there can be no assurances that we will be able to attract these time deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.
Capital Ratios
     The regulatory agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, regulators require banking organizations to maintain a minimum ratio of Tier 1 capital to total assets, referred to as the leverage ratio, of 4.0 percent. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio is 3.0 percent. In addition to these uniform risk-based capital guidelines that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
     At June 30, 2008, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $335.7 million. This represented an increase of $264,000, or 0.1 percent, over Tier 1 capital of $335.5 million at December 31, 2007. The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of June 30, 2008:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$380,618	10.66%	$285,621	8.00%	N/A	N/A
Hanmi Bank	$379,603	10.64%	$285,301	8.00%	$356,627	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$335,715	9.40%	$142,811	4.00%	N/A	N/A
Hanmi Bank	$334,749	9.39%	$142,651	4.00%	$213,976	6.00%

Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$335,715	8.61%	$155,956	4.00%	N/A	N/A
Hanmi Bank	$334,749	8.60%	$155,695	4.00%	$194,618	5.00%
     We continue to closely evaluate our capital levels to determine the need to raise additional capital, and intend to maintain our “well capitalized” position for regulatory purposes.
Regulatory Matters
     Hanmi Financial and the Bank are subject to extensive Federal and state supervision and regulation by certain regulatory agencies. In connection with such supervision and their recent examinations, the regulatory agencies will require that certain deficiencies in our policies, procedures or activities be corrected in the future. If such matters are not corrected in the future or significant progress made on such, then Hanmi Financial and/or the Bank may face additional regulatory action that may have an impact on the operations of Hanmi Financial and the Bank.

Dividends
     The ability of Hanmi Financial to pay dividends to our stockholders is directly dependent on the ability of the Bank to pay dividends to Hanmi Financial. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (a) the retained earnings of the bank; or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period. Because of the net loss incurred by the Bank in 2007, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year; or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions (the “Commissioner”). The Bank had a retained deficit of $52.4 million as of June 30, 2008 and retained earnings of $52.8 million as of December 31, 2007. As a result of the net loss for the first six months of 2008, neither Section 642 or 643 is currently available to the Bank to declare a dividend to Hanmi Financial. Although dividends from the Bank constitute the primary source of income to Hanmi Financial, Hanmi Financial has other limited sources of income including cash, earnings on assets held at the holding company and funds otherwise obtained from capital raising efforts at Hanmi Financial. Use of such funds for payments of interest or dividends is subject to receipt of prior regulatory approval.
     Similarly, the net loss for 2007 requires prior FRB approval of bank dividends in 2008 to Hanmi Financial. FRB Regulation H Section 208.5 provides that the Bank must obtain FRB approval to declare and pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. If permitted by regulation and subject to the discretion of the Board of Directors, the Bank will seek prior approval from the California Department of Financial Institutions and the FRB to pay cash dividends to Hanmi Financial. There can be no assurance when or if these approvals would be granted, or that, even if granted, the Board of Directors will continue to authorize cash dividends to our stockholders.
     On June 26, 2008, following approval from the FRB and the Commissioner for a dividend from Hanmi Bank to Hanmi Financial, we declared a quarterly cash dividend of $0.03 per common share for the second quarter of 2008. The dividend was paid on July 21, 2008. Future dividend payments are subject to the future earnings, legal and regulatory requirements, including the pre-approval from the FRB, and the discretion of the Board of Directors. The Board of Directors reviews the prudence of a dividend each quarter.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2008.
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

     No change in our internal controls over financial reporting occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     Hanmi Bank cannot currently pay dividends to Hanmi Financial. The primary source of Hanmi Financial’s income from which we pay Hanmi Financial obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank currently has deficit retained earnings, and has suffered a net loss in 2007 and for the first six months of 2008, largely caused by goodwill impairments. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources. Dividends.”
     We have recently experienced significant changes in our key management and are trying to fill the key position of Chief Credit Officer. Our President and Chief Executive Officer joined us in June 2008 and our Chief Financial Officer joined us in December 2007. The position of Chief Credit Officer of the Bank has been vacant since the retirement of our Chief Credit Officer in June 2008. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. Competition for the best people can be intense and there can be no assurance we will be able to promptly fill the position of Chief Credit Officer. The unexpected loss of services of one or more of our key personnel, the inability to maintain consistent personnel in management or our inability to fill the position of Chief Credit Officer within a short period of time could have a material adverse impact on our business and results of operations.
     We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our result of operations and capital levels. During the first six months of 2008, we recorded a $37.1 million provision for credit losses and charged off $16.5 million in loans, net of $991,000 in recoveries. There has been a general slowdown in the economy, and in particular, in the housing market in areas of Southern California where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to financial strain on homebuilders and suppliers, as well as an overall decrease in the collateral value of real estate securing loans. As of June 30, 2008, we had $1.2 billion in commercial real estate, construction and residential property loans. Continuing deterioration in the real estate market generally and in the residential property and construction segment in particular could result in additional loan charge-offs and provisions for credit losses in the future, which could have an adverse effect on our net income and capital levels.
     There were no other material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed on February 29, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders (the “Annual Meeting”) was held on Wednesday, May 28, 2008. At the Annual Meeting, stockholders considered the following proposals:
1.	Election of Directors — To elect three nominees to serve as directors of Hanmi Financial, each for a term of three years until their respective successors shall be elected and qualified; and

2.	Stockholder’s Proposal Regarding the Annual Election of All Directors and the Elimination of Our Classified Board of Directors — If properly presented at the Annual Meeting, to vote on a stockholder’s proposal regarding the annual election of all directors and the elimination of our classified Board of Directors.
     Proposal 1 — Election of Directors
     The number of votes cast at the meeting as to each director was as follows:

	Votes	Votes
Class III Director Nominees	For	Withheld
Richard B. C. Lee	37,359,486	2,917,597
Chang Kyu Park, Pharm.D.	37,190,794	3,086,289
Mark K. Mason	36,493,904	3,783,179
     The other directors, whose terms of office as a director continued after the meeting, were:

Class I Directors - Terms Expire in 2009:	Class II Directors - Terms Expire in 2010:
I Joon Ahn	Robert Abeles
Joon Hyung Lee	Ki Tae Hong
Joseph K. Rho	Won R. Yoon
Jay S. Yoo
Proposal 2 — Stockholder’s Proposal Regarding the Annual Election of All Directors and the Elimination of Our Classified Board of Directors

Votes	Votes		Broker
For	Against	Abstain	Non-Votes
16,217,159	9,525,003	116,698	14,418,223
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Document

10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (1)

10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.1) (1)

10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (1)

10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as exhibit B to Exhibit 10.1) (1)

10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.1) (1)

10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (1)

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.6) (1)

10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (1)

10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as exhibit B to Exhibit 10.6) (1)

10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.6) (1)

10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (1)

10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (1)

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (1)

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (1)

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (1)

10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HANMI FINANCIAL CORPORATION

Date: August 11, 2008	By:	/s/ Jay S. Yoo

Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer