Form 10-Q
period 2008-09-30
HANMI FINANCIAL CORP
filed 2008-11-07
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of November 1, 2008, there were 45,905,549 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and Due From Banks	$81,640	$105,898
Federal Funds Sold	5,000	16,500

Cash and Cash Equivalents	86,640	122,398

Securities Held to Maturity, at Amortized Cost (Fair Value: 2008 – $917; 2007 – $941)	918	940
Securities Available for Sale, at Fair Value	221,551	349,517
Loans Receivable, Net of Allowance for Loan Losses of $63,948 and $43,611 at September 30, 2008 and December 31, 2007, Respectively	3,252,548	3,234,762
Loans Held for Sale, at the Lower of Cost or Fair Value	28,553	6,335
Customers’ Liability on Acceptances	7,382	5,387
Premises and Equipment, Net	20,703	20,800
Accrued Interest Receivable	13,801	17,411
Other Real Estate Owned	2,988	287
Servicing Assets	4,018	4,336
Goodwill	—	107,100
Other Intangible Assets	5,404	6,908
Federal Reserve Bank Stock, at Cost	11,733	11,733
Federal Home Loan Bank Stock, at Cost	30,424	21,746
Bank-Owned Life Insurance	25,239	24,525
Other Assets	54,089	49,472

TOTAL ASSETS	$3,765,991	$3,983,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$634,593	$680,282
Interest-Bearing:
Savings	86,157	93,099
Money Market Checking and NOW Accounts	597,065	445,806
Time Deposits of $100,000 or More	863,034	1,441,683
Other Time Deposits	618,528	340,829

Total Deposits	2,799,377	3,001,699

Accrued Interest Payable	11,344	21,828
Acceptances Outstanding	7,382	5,387
FHLB Advances and Other Borrowings	584,972	487,164
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	13,314	14,617

Total Liabilities	3,498,795	3,613,101

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $.001 Par Value; Authorized 200,000,000 Shares; Issued 50,538,049 Shares (45,905,549 Shares Outstanding) and 50,493,441 Shares (45,860,941 Shares Outstanding) at September 30, 2008 and December 31, 2007, Respectively	51	50
Additional Paid-In Capital	349,073	348,073
Unearned Compensation	(232)	(245)
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of $312 and $527 at September 30, 2008 and December 31, 2007, Respectively	255	275
Retained Earnings (Deficit)	(11,939)	92,415

	337,208	440,568
Less Treasury Stock, at Cost; 4,632,500 Shares at September 30, 2008 and December 31, 2007	(70,012)	(70,012)

Total Stockholders’ Equity	267,196	370,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,765,991	$3,983,657

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$56,134	$66,714	$172,637	$194,487
Taxable Interest on Investments	2,053	3,308	7,748	10,213
Tax-Exempt Interest on Investments	650	764	2,071	2,290
Dividends on Federal Home Loan Bank and Federal Reserve Bank Stock	581	350	1,481	1,055
Interest on Federal Funds Sold	23	61	137	963
Interest on Term Federal Funds Sold	—	—	—	5

Total Interest and Dividend Income	59,441	71,197	184,074	209,013

INTEREST EXPENSE:
Interest on Deposits	19,365	27,987	64,699	80,973
Interest on FHLB Advances and Other Borrowings	3,329	3,785	11,750	8,875
Interest on Junior Subordinated Debentures	1,150	1,675	3,763	4,974

Total Interest Expense	23,844	33,447	80,212	94,822

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	35,597	37,750	103,862	114,191
Provision for Credit Losses	13,176	8,464	50,226	17,619

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	22,421	29,286	53,636	96,572

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,648	4,463	13,904	13,389
Insurance Commissions	1,194	1,131	3,893	3,535
Trade Finance Fees	784	1,082	2,474	3,549
Other Service Charges and Fees	433	691	1,852	1,881
Remittance Fees	499	512	1,543	1,503
Gain on Sales of Loans	—	523	765	3,685
Bank-Owned Life Insurance Income	241	234	715	693
Gain (Loss) on Sales of Securities Available for Sale	(483)	—	135	—
Other-Than-Temporary Impairment Loss on Securities	(2,621)	—	(2,621)	—
Other Income	633	890	2,085	1,970

Total Non-Interest Income	5,328	9,526	24,745	30,205

NON-INTEREST EXPENSES:
Salaries and Employee Benefits	10,782	11,418	33,363	33,961
Occupancy and Equipment	2,786	2,657	8,360	7,740
Data Processing	1,498	1,540	4,730	4,768
Professional Fees	647	565	2,627	1,686
Advertising and Promotion	914	943	2,614	2,493
Supplies and Communication	681	704	2,008	1,996
Amortization of Other Intangible Assets	478	570	1,504	1,776
Impairment Loss on Goodwill	—	—	107,393	—
Other Operating Expenses	4,449	2,852	10,667	9,288

Total Non-Interest Expenses	22,235	21,249	173,266	63,708

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	5,514	17,563	(94,885)	63,069
Provision for Income Taxes	1,166	6,536	3,393	23,788

NET INCOME (LOSS)	$4,348	$11,027	$(98,278)	$39,281

EARNINGS (LOSS) PER SHARE:
Basic	$0.09	$0.23	$(2.14)	$0.81
Diluted	$0.09	$0.23	$(2.14)	$0.81

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,881,549	47,355,143	45,869,069	48,232,464
Diluted	45,933,043	47,536,078	45,869,069	48,569,863

DIVIDENDS DECLARED PER SHARE	$—	$0.06	$0.09	$0.18
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Thousands)

	Common Stock - Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other	Retained	Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity

BALANCE AS OF DECEMBER 31, 2006	50,239,613	(1,163,000)	49,076,613	$50	$344,810	$--	$(3,200)	$164,751	$(20,041)	$486,370

Shares Issued for Business Acquisitions	102,181	—	102,181	—	2,198	—	—	—	—	2,198
Exercises of Stock Options	132,647	—	132,647	—	1,164	—	—	—	—	1,164
Share-Based Compensation Expense	—	—	—	—	1,283	—	—	—	—	1,283
Tax Benefit from Exercise of Stock Options	—	—	—	—	173	—	—	—	—	173
Cash Dividends	—	—	—	—	—	—	—	(8,756)	—	(8,756)
Repurchase of Common Stock	—	(2,325,100)	(2,325,100)	—	—	—	—	—	(38,926)	(38,926)
Repurchase of Stock Warrants	—	—	—	—	(2,552)	—	—	—	—	(2,552)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	39,281	—	39,281
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	1,742	—	—	1,742

Total Comprehensive Income										41,023

BALANCE AS OF SEPTEMBER 30, 2007	50,474,441	(3,488,100)	46,986,341	$50	$347,076	$—	$(1,458)	$195,276	$(58,967)	$481,977

BALANCE AS OF DECEMBER 31, 2007	50,493,441	(4,632,500)	45,860,941	$50	$348,073	$(245)	$275	$92,415	$(70,012)	$370,556

Cumulative-Effect Adjustment from the Adoption of EITF Issue No. 06-4	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	752	39	—	—	—	791
Restricted Stock Awards	10,000	—	10,000	—	67	(67)	—	—	—	—
Forfeiture of Restricted Stock Award	(5,000)	—	(5,000)	—	(41)	41	—	—	—	—
Cash Dividends	—	—	—	—	—	—	—	(3,853)	—	(3,853)
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(98,278)	—	(98,278)
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	(20)	—	—	(20)

Total Comprehensive Loss										(98,298)

BALANCE AS OF SEPTEMBER 30, 2008	50,538,049	(4,632,500)	45,905,549	$51	$349,073	$(232)	$255	$(11,939)	$(70,012)	$267,196

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(98,278)	$39,281
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,202	2,186
Amortization of Premiums and Accretion of Discounts on Investments, Net	121	150
Amortization of Other Intangible Assets	1,504	1,776
Amortization of Servicing Assets	1,068	1,508
Share-Based Compensation Expense	791	1,283
Provision for Credit Losses	50,226	17,619
Federal Home Loan Bank Stock Dividends	(953)	(526)
Gain on Sales of Securities Available for Sale, Net	(135)	—
Other-Than-Temporary Loss on Investment Securities	2,621	—
Gain on Sales of Loans	(765)	(3,685)
Loss (Gain) on Sales of Other Real Estate Owned	132	(226)
Loss on Sales of Premises and Equipment	9	11
Impairment Loss on Goodwill	107,393	—
Tax Benefit from Exercise of Stock Options	—	(173)
Origination of Loans Held for Sale	(45,490)	(76,488)
Proceeds from Sales of Loans Held for Sale	24,037	96,523
Decrease (Increase) in Accrued Interest Receivable	3,610	(700)
Increase in Servicing Asset	(750)	(1,257)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(714)	(693)
Increase in Other Assets	(4,871)	(9,044)
Decrease in Accrued Interest Payable	(10,484)	(2,133)
(Decrease) Increase in Other Liabilities	(6,067)	890

Net Cash Provided By Operating Activities	25,207	66,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured Term Federal Funds Sold	—	5,000
Proceeds from Redemption of Federal Home Loan Bank Stock	2,536	—
Proceeds from Matured or Called Securities Available for Sale	124,950	45,762
Proceeds from Sales of Securities Available for Sale	26,001	—
Proceeds from Sales of Other Real Estate Owned	155	1,306
Net Increase in Loans Receivable	(68,459)	(383,647)
Purchases of Federal Home Loan Bank Stock	(10,261)	(77)
Purchases of Securities Available for Sale	(25,336)	(11,158)
Purchases of Premises and Equipment	(2,114)	(2,701)
Business Acquisitions, Net of Cash Acquired	—	(1,727)

Net Cash Provided By (Used In) Investing Activities	47,472	(347,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in Deposits	(202,322)	102,842
Proceeds from Exercises of Stock Options	—	1,164
Tax Benefit from Exercise of Stock Options	—	173
Cash Paid to Acquire Treasury Stock	—	(38,926)
Cash Paid to Repurchase Stock Options	(70)	—
Cash Paid to Repurchase Stock Warrants	—	(2,552)
Cash Dividends Paid	(3,853)	(8,756)
Proceeds from FHLB Advances and Other Borrowings	250,000	—
Repayment of FHLB Advances and Other Borrowings	(349)	(330)
Net Change in Short-Term FHLB Advances and Other Borrowings	(151,843)	192,613

Net Cash (Used In) Provided By Financing Activities	(108,437)	246,228

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,758)	(34,712)
Cash and Cash Equivalents at Beginning of Period	122,398	138,501

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,640	$103,789

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$90,696	$96,955
Income Tax Payments, Net of Refunds	$13,873	$33,784
Non-Cash Activities:
Stock Issued for Business Acquisitions	$293	$2,198
Transfer of Loans to Other Real Estate Owned	$2,988	$1,367
Transfer of Equity Securities from Other Assets to Securities Available for Sale	$511	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
NOTE 1 — BASIS OF PRESENTATION
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”), a California state bank. Our other subsidiaries are Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”).
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2008, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report on Form 10-K”).
     The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2007 Annual Report on Form 10-K.
     Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation. Also see “Note 10 — Correction of Immaterial Errors in Prior Periods.”
NOTE 2 — OTHER-THAN-TEMPORARY IMPAIRMENT LOSS ON SECURITIES
     As a result of periodic reviews for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-1 and FSP No. FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin No. 59, we recorded $2.6 million in other-than-temporary impairment charges on certain available-for-sale securities and certain unmarketable securities (included in Other Assets) during the third quarter of 2008. As of September 30, 2008, we had an investment in a Lehman Brothers corporate bond with an aggregate par value of $2.7 million. During the third quarter of 2008, Lehman Brothers filed for bankruptcy. Based on an evaluation of the financial condition and near-term prospects of Lehman Brothers, we recorded an other-than-temporary impairment charge of $2.4 million to write down the value of the corporate bond to its estimated fair value. As of September 30, 2008, we also had an investment in a Community Reinvestment Act equity fund that was included in Other Assets. During the third quarter of 2008, we recorded an other-than-temporary impairment charge of $212,000 due to the foreclosure of two of the properties in the fund.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 2 — OTHER-THAN-TEMPORARY IMPAIRMENT LOSS ON SECURITIES (Continued)
     All other individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2008 and December 31, 2007 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2008 and December 31, 2007. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intent to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2008 and December 31, 2007 are not other-than-temporarily impaired, and therefore, no additional impairment charges as of September 30, 2008 and December 31, 2007 are warranted.
NOTE 3 — FAIR VALUE MEASUREMENTS
     Fair Value Option and Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. We adopted SFAS No. 157 on January 1, 2008. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.
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
     In October 2008, the FASB issued FSP No. 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active.” FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued, and did not have a significant impact on our financial condition or results of operations.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
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
     We used the following methods and significant assumptions to estimate fair value:
     Securities Available for Sale — The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, as well as other U.S. government and agency debentures that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Securities classified as Level 3 are preferred stocks that are not traded in market and equity securities that are not actively traded in market.
     Loans Held for Sale — Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, we classify these loans as Level 2 and subject to non-recurring fair value adjustments.
     Impaired Loans — SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These loans are classified as Level 2 and subject to non-recurring fair value adjustments.
     Other Real Estate Owned (“OREO”) — OREO is measured at fair value less selling costs. Fair value was determined based on third-party appraisals of fair value in an orderly sale. Selling costs were based on standard market factors. We classify OREO as Level 2 and subject to non-recurring fair value adjustments.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     Servicing Assets and Servicing Liabilities — The fair values of servicing assets and servicing liabilities are based on a valuation model that calculates the present value of estimated net future cash flows related to contractually specified servicing fees. The valuation model incorporates assumptions that market participants would use in estimating future cash flows. We are able to compare the valuation model inputs and results to widely available published industry data for reasonableness. Fair value measurements of servicing assets and servicing liabilities use significant unobservable inputs. As such, we classify them as Level 3.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     As of September 30, 2008, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	September 30,
	Assets	Characteristics	Inputs	2008
	(In Thousands)
ASSETS:
Securities Available for Sale:
Mortgage-Backed Securities	$—	$81,249	$—	$81,249
Municipal Bonds	—	59,119	—	59,119
Collateralized Mortgage Obligations	—	39,428	—	39,428
U.S. Government Agency Securities	32,532	—	—	32,532
Other Securities	755	2,865	1,700	5,320
Corporate Bonds	—	2,847	—	2,847
Equity Securities	—	—	1,056	1,056

Total Securities Available for Sale	$33,287	$185,508	$2,756	$221,551

Servicing Assets	$—	$—	$4,018	$4,018

LIABILITIES:
Servicing Liabilities	$—	$—	$238	$238
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	July 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	September 30,
	2008	Settlements	in Earnings	Income	of Level 3	2008
	(In Thousands)
ASSETS:
Securities Available for Sale:
Other Securities	$925	$—	$—	$775	$—	$1,700
Equity Securities	$—	$—	$—	$545	$511	$1,056
Servicing Assets	$4,328	$—	$(310)	$—	$—	$4,018
LIABILITIES:
Servicing Liabilities	$250	$—	$(12)	$—	$—	$238

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	September 30,
	2008	Settlements	in Earnings	Income	of Level 3	2008
	(In Thousands)
ASSETS:
Securities Available for Sale:
Other Securities	$925	$—	$—	$775	$—	$1,700
Equity Securities	$—	$—	$—	$545	$511	$1,056
Servicing Assets	$4,336	$405	$(723)	$—	$—	$4,018
LIABILITIES:
Servicing Liabilities	$266	$—	$(28)	$—	$—	$238
     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of September 30, 2008, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	September 30,
	Assets	Characteristics	Inputs	2008
	(In Thousands)
ASSETS:
Loans Held for Sale	$—	$28,553	$—	$28,553
Impaired Loans	$—	$1,976	$—	$1,976
Other Real Estate Owned	$—	$2,988	$—	$2,988

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$62,977	$32,190	$43,611	$27,557
Provision Charged to Operating Expense	12,802	8,397	47,685	17,952
Loans Charged Off	(12,171)	(6,215)	(28,679)	(11,497)
Recoveries	340	131	1,331	491

Balance at End of Period	$63,948	$34,503	$63,948	$34,503

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$3,932	$1,730	$1,765	$2,130
Provision Charged to Operating Expense	374	67	2,541	(333)

Balance at End of Period	$4,306	$1,797	$4,306	$1,797

     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$3,716	$2,178	$8,148	$3,308
Less: Interest Income Recognized on Impaired Loans	(2,386)	(1,935)	(3,017)	(2,679)

Interest Foregone on Impaired Loans	$1,330	$243	$5,131	$629

     The following table provides information on impaired loans for the periods indicated:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Recorded Investment With Related Allowance	$84,990	$38,930
Recorded Investment With No Related Allowance	16,698	15,202
Allowance on Impaired Loans	(17,921)	(11,829)

Net Recorded Investment in Impaired Loans	$83,767	$42,303

Average Total Recorded Investment in Impaired Loans	$114,892	$61,249

     There were no commitments to lend additional funds to borrowers whose loans are included above.
     Loans on non-accrual status totaled $111.3 million and $54.3 million at September 30, 2008 and December 31, 2007, respectively. Loans past due 90 days or more and still accruing interest totaled $535,000 and $227,000 at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, restructured loans totaled $24.2 million and the related allowance was $1.2 million. There were no restructured loans at December 31, 2007.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 5 — GOODWILL
     As of September 30, 2008 and December 31, 2007, goodwill totaled $0 and $107.1 million, respectively. The change in goodwill during the year is as follows:

	As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Balance at Beginning of Period	$—	$209,941	$107,100	$207,646
Acquired Goodwill	—	50	293	2,345
Impairment Loss on Goodwill	—	—	(107,393)	—

Balance at End of Period	$—	$209,991	$—	$209,991

     Acquired Goodwill
     The acquisitions of Chun-Ha and All World resulted in the recognition of goodwill aggregating $293,000 and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.
     Impairment Loss on Goodwill
     During our annual assessment of goodwill during the second quarter of 2008, we concluded that we had an impairment of goodwill based on the decline in the market value of our common stock, which we believe reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks. We concluded that $107.4 million of the goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations during the second quarter of 2008. Accordingly, at September 30, 2008, all of our goodwill was eliminated.
NOTE 6 — SHARE-BASED COMPENSATION
     Share-Based Compensation Expense
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Share-Based Compensation Expense	$284	$416	$791	$1,283
Related Tax Benefits	$119	$175	$333	$540

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 6 — SHARE-BASED COMPENSATION (Continued)
     Unrecognized Share-Based Compensation Expense
     As of September 30, 2008, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$2,635	2.3 years
Restricted Stock Awards	242	4.1 years

Total Unrecognized Share-Based Compensation Expense	$2,877	2.5 years

     Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended September 30, 2008:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,491,566	$14.72	6.8 years	$169	(1)

Options Granted	30,000	$5.15	9.9 years
Options Expired	(15,800)	$19.43	7.7 years
Options Forfeited	(43,200)	$18.08	7.7 years

Options Outstanding at End of Period	1,462,566	$14.38	6.6 years	$149	(2)

Options Exercisable at End of Period	786,477	$13.24	5.4 years	$149	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $5.21 as of June 30, 2008, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $5.05 as of September 30, 2008, over the exercise price, multiplied by the number of options.
     There were no options exercised during the three months ended September 30, 2008. The total intrinsic value of options exercised during the three months ended September 30, 2007 was $153,000.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 6 — SHARE-BASED COMPENSATION (Continued)
     The table below provides stock option information for the nine months ended September 30, 2008:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,472,766	$15.33	7.2 years	$735	(1)

Options Granted	140,000	$6.28	9.7 years
Options Expired	(34,600)	$17.05	6.8 years
Options Forfeited	(115,600)	$15.93	8.2 years

Options Outstanding at End of Period	1,462,566	$14.38	6.6 years	$149	(2)

Options Exercisable at End of Period	786,477	$13.24	5.4 years	$149	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $8.62 as of December 31, 2007, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $5.05 as of September 30, 2008, over the exercise price, multiplied by the number of options.
     There were no options exercised during the nine months ended September 30, 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $1.2 million.
     The table below provides information for restricted stock awards for the three and nine months ended September 30, 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted Stock at Beginning of Period	19,000	$13.48	19,000	$13.48

Restricted Stock Granted	5,000	$5.15	10,000	$6.68
Restricted Stock Forfeited	—	$—	(5,000)	$8.21

Restricted Stock at End of Period	24,000	$11.74	24,000	$11.74

NOTE 7 — EARNINGS (LOSS) PER SHARE
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 7 — EARNINGS PER SHARE (Continued)
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,
	2008			2007
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Basic EPS	$4,348	45,881,549	$0.09	$11,027	47,355,143	$0.23
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	51,494	—	—	180,935	—

Diluted EPS	$4,348	45,933,043	$0.09	$11,027	47,536,078	$0.23

	Nine Months Ended September 30,
	2008			2007
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Basic EPS	$(98,278)	45,869,069	$(2.14)	$39,281	48,232,464	$0.81
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	337,399	—

Diluted EPS	$(98,278)	45,869,069	$(2.14)	$39,281	48,569,863	$0.81

     For the three months ended September 30, 2008 and 2007, there were 1,336,382 and 1,275,354 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2008 and 2007, there were 1,266,382 and 1,275,354 options outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
NOTE 8 — OFF-BALANCE SHEET COMMITMENTS
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 8 — OFF-BALANCE SHEET COMMITMENTS (Continued)
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Commitments to Extend Credit	$453,574	$524,349
Standby Letters of Credit	49,538	48,071
Commercial Letters of Credit	30,761	52,544
Unused Credit Card Lines	17,824	18,622

Total Undisbursed Loan Commitments	$551,697	$643,586

NOTE 9 — SEGMENT REPORTING
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
NOTE 10 — CORRECTION OF IMMATERIAL ERRORS IN PRIOR PERIODS
     Our historical financial statements have been revised from that issued in prior years to correct immaterial errors related to the recording of interest expense. We recognized an adjustment of $989,000, net of tax, to retained earnings and related accrued interest payable in the Consolidated Balance Sheet as of December 31, 2007 and pre-tax adjustments of $105,000 and $319,000 to interest expense on deposits in the Consolidated Statement of Operations for the three and nine months ended September 30, 2007, respectively.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 10 — CORRECTION OF IMMATERIAL ERRORS IN PRIOR PERIODS (Continued)

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As			As
CONSOLIDATED	Previously		As	Previously		As
STATEMENTS OF OPERATIONS	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(Dollars in Thousands, Except Per Share Data)
Interest on Deposits	$27,882	$105	$27,987	$80,654	$319	$80,973
Total Interest Expense	$33,342	$105	$33,447	$94,503	$319	$94,822
Net Interest Income Before Provision for Credit Losses	$37,855	$(105)	$37,750	$114,510	$(319)	$114,191
Net Interest Income After Provision for Credit Losses	$29,391	$(105)	$29,286	$96,891	$(319)	$96,572
Income Before Provision for Income Taxes	$17,668	$(105)	$17,563	$63,388	$(319)	$63,069
Provision for Income Taxes	$6,580	$(44)	$6,536	$23,922	$(134)	$23,788
Net Income	$11,088	$(61)	$11,027	$39,466	$(185)	$39,281

Earnings Per Share:
Basic	$0.23	$—	$0.23	$0.82	$(0.01)	$0.81
Diluted	$0.23	$—	$0.23	$0.81	$—	$0.81
NOTE 11 — CUMULATIVE-EFFECT ADJUSTMENT FROM THE ADOPTION OF EITF ISSUE NO. 06-4
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 12 — LIQUIDITY
     In addition to its deposits, the Bank’s principal source of liquidity is its ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the Federal Home Loan Bank of San Francisco (“FHLB”). The Bank is eligible to borrow up to 20 percent of its total assets from the FHLB. The Bank has pledged investment securities available for sale and loans receivable as collateral with the FHLB for this borrowing facility. As of September 30, 2008, the total borrowing capacity available from the collateral that has been pledged and the remaining available borrowing capacity were $708.8 million and $125.5 million, respectively. At September 30, 2008, the Bank’s FHLB borrowings totaled $583.3 million, representing 15.5 percent of total assets. As of November 5, 2008, the Bank’s FHLB borrowings totaled $552.3 million and the remaining amount available based on pledged collateral was $142.6 million. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement. During the second quarter of 2008, the FHLB cancelled the Bank’s $62.0 million unsecured line of credit with them. This cancellation was the result of the Bank’s net loss for the fourth quarter of 2007.
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations through December 31, 2008, which are primarily interest payments on junior subordinated debentures, subject to prior approval of such payments by the Federal Reserve Bank of San Francisco (“FRB”). As of September 30, 2008, limitations imposed by our regulators prohibited the Bank from providing a dividend to Hanmi Financial. At September 30, 2008, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $2.0 million, down from $5.3 million at December 31, 2007. In connection with the junior subordinated debentures, the Board of Directors (the “Board”) of Hanmi Financial has elected to defer quarterly interest payments on its outstanding trust preferred securities until further notice, beginning with the interest payment that will be due on January 15, 2009.
     Current market conditions have also limited the Bank’s liquidity sources principally to secured funding outlets, such as the FHLB and FRB, in addition to deposits originated through the Bank’s branch network and from brokered deposits. There can be no assurance that actions by the FHLB would not reduce the Bank’s borrowing capacity or that we would be able to continue to attract deposits at competitive rates. In addition, brokered deposits are more expensive than retail deposits and are not a guaranteed funding source. Over the next twelve months, approximately $1.4 billion of time deposits will mature. There can be no assurances that we will be able to attract these time deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)
NOTE 13 — SUBSEQUENT EVENTS
     Memorandum of Understanding
     On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the FRB and the California Department of Financial Institutions (the “DFI” and with the FRB, the “Regulators”) to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. At September 30, 2008, the Bank had a Tier 1 leverage ratio of 8.94 percent and tangible stockholder’s equity to total tangible assets ratio of 9.00 percent, well above the required 8.0 percent levels.
     The Board and management are committed to addressing and resolving the issues raised in the memorandum of understanding on a timely basis. Since completion of the March 10, 2008 regulatory examination, actions have already been undertaken to resolve many of the issues raised by the memorandum of understanding.
     Capital Plan
     Separately, Hanmi Financial has committed to the FRB that it will adopt a consolidated capital plan to augment and maintain a sufficient consolidated capital position. In addition, Hanmi Financial has agreed that it will not (i) declare or pay any dividends or make any payments on its trust preferred securities or any other capital distributions without the prior written consent of the FRB, and (ii) incur, increase or renew any existing debt or purchase, redeem or otherwise acquire any of its capital stock without the prior written consent of the FRB. In order to preserve its capital position, the Board of Hanmi Financial has elected to defer quarterly interest payments on its outstanding trust preferred securities until further notice, beginning with the interest payment that will be due on January 15, 2009. Finally, Hanmi Financial has agreed to provide prior written notice and obtain the consent of the FRB prior to appointing any new directors or senior executive officers.
     Retirement of Directors
     On October 29, 2008, the Board of Hanmi Financial received notices that the following directors were retiring from service as a director as of November 5, 2008: Dr. Won Ro Yoon, Ki Tae Hong and Chang Kyu Park. Each of the directors also concurrently resigned from the Board of the Bank. On October 29, 2008, Stuart Ahn also tendered his notice of retirement from the Bank’s Board. None of the directors retired because of a disagreement with our operations, policies or practices.
     In connection with their retirements, each of the retiring directors and Hanmi Bank entered into a Severance and Release Agreement (the “Severance Agreement”). Pursuant to the Severance Agreements, among other things, each of the retiring directors will receive $3,000 per month for the next five years, minus all applicable state and Federal withholdings. Each of the retiring directors will also receive current health insurance coverage for the next five years in which the Bank will continue to pay for medical (i.e., HMO, PPO, dental and/or vision) premiums.
     In accordance with GAAP, approximately $1.0 million will be expensed during the fourth quarter of 2008 for the amounts to be paid per the Severance Agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2008. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:
•	failure to maintain adequate levels of capital and liquidity to support our operations;

•	a significant number of our customers failing to perform under their loans and other terms of credit agreements;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits;

•	the impact of regulatory orders or actions by government regulators against us or the Bank;

•	sources of liquidity available to us and to the Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;

•	adverse changes in domestic or global financial markets, economic conditions or business conditions;

•	regulatory restrictions on the Bank’s ability to pay dividends to us and on our ability to make payments on Hanmi Financial obligations;

•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	reliance on loans secured by the Small Business Administration and the risks associated with those loans;

•	failure to retain our key employees;

•	failure to maintain our status as a financial holding company;

•	adequacy of our allowance for loan losses;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	failure to manage our future growth or successfully integrate acquisitions;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in the financial markets that may result in other-than-temporary impairment charges relating to our securities portfolio;

•	competition in our primary market areas;

•	demographic changes in our primary market areas; and

•	significant government regulations, legislation and potential changes thereto.

     For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Form 10-Q under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” Also see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of U.S. generally accepted accounting principles(“GAAP”) in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.
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
     During the second quarter of 2008 and the fourth quarter of 2007, we recognized impairment losses on goodwill of $107.4 million and $102.9 million, respectively, based on the decline in the market value of our common stock, which we believe reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks. Goodwill is discussed in more detail in “Note 5 — Goodwill” in this Report and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.
     As of September 30, 2008 and December 31, 2007, goodwill was $0 and $107.1 million, respectively.

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended
	September 30,
	2008	2007
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,341,250	$3,135,531
Average Investment Securities	$244,027	$360,626
Average Interest-Earning Assets	$3,630,755	$3,526,493
Average Total Assets	$3,789,614	$3,915,517
Average Deposits	$2,895,746	$3,016,118
Average Borrowings	$590,401	$367,605
Average Interest-Bearing Liabilities	$2,835,917	$2,683,930
Average Stockholders’ Equity	$267,433	$487,006
Average Tangible Equity (2)	$261,751	$269,255

PER SHARE DATA:
Earnings Per Share — Basic	$0.09	$0.23
Earnings Per Share — Diluted	$0.09	$0.23
Common Shares Outstanding	45,905,549	46,986,341
Book Value Per Share (3)	$5.82	$10.26
Tangible Book Value Per Share (4)	$5.70	$5.63
Cash Dividends Per Share	$—	$0.06

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	0.46%	1.12%
Return on Average Stockholders’ Equity (5) (7)	6.47%	8.98%
Return on Average Tangible Equity (5) (8)	6.61%	16.25%
Efficiency Ratio (9)	54.33%	44.95%
Net Interest Spread (10)	3.17%	3.07%
Net Interest Margin (11)	3.90%	4.25%
Dividend Payout Ratio (12)	—	25.56%
Average Stockholders’ Equity to Average Total Assets	7.06%	12.44%

SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial	10.93%	10.86%
Hanmi Bank	10.84%	10.74%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	9.66%	9.83%
Hanmi Bank	9.57%	9.70%
Tier 1 Leverage Ratio:
Hanmi Financial	9.02%	9.32%
Hanmi Bank	8.94%	9.20%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	3.34%	1.39%
Non-Performing Assets to Total Assets (15)	3.05%	1.12%
Net Loan Charge-Offs to Average Total Gross Loans (16)	1.41%	0.77%
Allowance for Loan Losses to Total Gross Loans	1.91%	1.07%
Allowance for Loan Losses to Non-Performing Loans	57.16%	77.19%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average other intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net income.

(6)	Net income divided by average total assets.

(7)	Net income divided by average stockholders’ equity.

(8)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(11)	Net interest income before provision for credit losses divided by average interest-earning assets.

(12)	Cash dividends per share times common shares outstanding divided by net income.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System (the “FRS”), are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

	As of and for the
	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,320,559	$3,011,946
Average Investment Securities	$294,130	$374,209
Average Interest-Earning Assets	$3,659,255	$3,435,932
Average Total Assets	$3,892,197	$3,825,784
Average Deposits	$2,924,416	$2,976,676
Average Borrowings	$588,267	$308,406
Average Interest-Bearing Liabilities	$2,861,288	$2,575,061
Average Stockholders’ Equity	$340,894	$494,731
Average Tangible Equity (2)	$263,870	$276,627

PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(2.14)	$0.81
Earnings (Loss) Per Share — Diluted	$(2.14)	$0.81
Cash Dividends Per Share	$0.09	$0.18

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	(3.37)%	1.37%
Return on Average Stockholders’ Equity (3) (5)	(38.51)%	10.62%
Return on Average Tangible Equity (3) (6)	(49.75)%	18.99%
Efficiency Ratio (7)	134.73%	44.12%
Net Interest Spread (8)	2.98%	3.21%
Net Interest Margin (9)	3.79%	4.44%
Dividend Payout Ratio (10)	(4.20)%	21.53%
Average Stockholders’ Equity to Average Total Assets	8.76%	12.93%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average other intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Calculation based upon annualized net income.

(4)	Net income (loss) divided by average total assets.

(5)	Net income (loss) divided by average stockholders’ equity.

(6)	Net income (loss) divided by average tangible equity. See “Non-GAAP Financial Measures.”

(7)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(9)	Net interest income before provision for credit losses divided by average interest-earning assets.

(10)	Cash dividends per share times common shares outstanding divided by net income (loss).

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Average Stockholders’ Equity	$267,433	$487,006	$340,894	$494,731
Less Average Goodwill and Average Other Intangible Assets	(5,682)	(217,751)	(77,024)	(218,104)

Average Tangible Equity	$261,751	$269,255	$263,870	$276,627

Return on Average Stockholders’ Equity	6.47%	8.98%	(38.51)%	10.62%
Effect of Average Goodwill and Average Other Intangible Assets	0.14%	7.27%	(11.24)%	8.37%

Return on Average Tangible Equity	6.61%	16.25%	(49.75)%	18.99%

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	September 30,
	2008	2007
	(Dollars in Thousands;
	Except Per Share Data)
Total Stockholders’ Equity	$267,196	$481,977
Less Goodwill and Other Intangible Assets	(5,404)	(217,448)

Tangible Equity	$261,792	$264,529

Book Value Per Share	$5.82	$10.26
Effect of Goodwill and Other Intangible Assets	(0.12)	(4.63)

Tangible Book Value Per Share	$5.70	$5.63

EXECUTIVE OVERVIEW
     The focus of our business has been on commercial and real estate lending. As of September 30, 2008, we maintained a branch network of 26 full-service branch offices in California and six loan production offices in Colorado, Georgia, Illinois, Texas, Virginia and Washington. In February 2008 and July 2008, we opened new full-service branches in Beverly Hills, California and Northridge, California, respectively. We are currently planning to open one more full-service branch in the Southern California area (Diamond Bar) by the end of 2008.
     Since the second half of last year, the economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels. Starting in the fourth quarter of 2007, we expanded our portfolio monitoring activities in an attempt to identify problematic loans. For non-performing loans, we enhanced our collection efforts, increased workout and collection personnel and created individual action plans to maximize, to the extent possible, collections on such loans.
     We have also made significant changes in two critical areas. First, we have enhanced our policies and procedures regarding the monitoring of loans to be more stringent and make it more difficult to allow exceptions from our loan policy. Second, we strengthened and centralized the loan underwriting and approval processes, including centralizing the credit underwriting function at three locations, created a central monitoring mechanism to monitor all loans, and increased resources in the Bank’s departments responsible for addressing problem assets.
     Complementing these initiatives is a program to improve our organizational structure and streamline our operations. Our goal is to reduce costs and gain greater operating efficiencies. During the third quarter of 2008, we reduced our headcount by approximately 10 percent. The headcount reduction was across all of our operations, but the majority was in marketing. As of September 30, 2008, we had approximately 526 employees.
     As of September 30, 2008, we had $3.77 billion in total assets, $3.35 billion in total gross loans and $2.80 billion in total deposits, compared to $3.98 billion, $3.29 billion and $3.00 billion, respectively, as of December 31, 2007. The decrease in the balance sheet is consistent with our new strategy of focusing on asset quality over growth.
     For the nine months ended September 30, 2008, we recognized a net loss of $98.3 million, as compared with net income of $39.3 million for the same period in 2007. Such loss was primarily caused by a goodwill impairment charge of $107.4 million in the second quarter of 2008, occasioned by the decline in the market value of our common stock that reflects, in part, recent turmoil in the financial markets, and a provision for credit losses of $50.2 million. If we measure our operating results from our continuing operations without the impairment charge on a non-GAAP basis (as shown in the table below), we realized net income of $9.1 million for the nine months ended September 30, 2008.

		Effect of
		Impairment
		Loss on
	GAAP	Goodwill	Non-GAAP
	(In Thousands)
Nine Months Ended September 30, 2008:
Net Income (Loss)	$(98,278)	$107,393	$9,115
     Management believes the presentation of this non-GAAP financial measure excluding the impact of the goodwill impairment charge provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess our results from our core banking operations.

Key Performance Indicators
     We believe the following were key indicators of our operating performance for the periods indicated:
     Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007
•	The annualized return on average assets was 0.46 percent for the three months ended September 30, 2008, compared to 1.12 percent for the same period in 2007.

•	The efficiency ratio was 54.33 percent for the three months ended September 30, 2008, compared to 44.95 percent for the same period in 2007.

•	The net interest spread and net interest margin for the three months ended September 30, 2008 were 3.17 percent and 3.90 percent, respectively, compared to 3.07 percent and 4.25 percent, respectively, for the same period in 2007.
     Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007
•	The annualized return on average assets was (3.37) percent for the nine months ended September 30, 2008, compared to 1.37 percent for the same period in 2007. Excluding the impact of the goodwill impairment charge, the non-GAAP annualized return on average total assets was 0.31 percent for the nine months ended September 30, 2008.

•	The efficiency ratio was 134.73 percent for the nine months ended September 30, 2008, compared to 44.12 percent for the same period in 2007. Excluding the impact of the goodwill impairment charge, the non-GAAP efficiency ratio was 51.22 percent for the nine months ended September 30, 2008.

•	The net interest spread and net interest margin for the nine months ended September 30, 2008 were 2.98 percent and 3.79 percent, respectively, compared to 3.21 percent and 4.44 percent, respectively, for the same period in 2007.
     The performance ratios presented above (return on average assets, return on average stockholders’ equity, return on average tangible equity and the efficiency ratio) excluding impairment loss on goodwill are supplemental financial information determined by a method other than in accordance with GAAP. These non-GAAP measures are used by management in the analysis of Hanmi Financial’s performance. Return on average total assets is calculated by dividing net income (loss) by average total assets. Return on average stockholders’ equity is calculated by dividing net income (loss) by average stockholders’ equity. Return on average tangible equity is calculated by dividing net income (loss) by average tangible equity. The efficiency ratio is calculated by dividing total non-interest expenses by the sum of net interest income before provision for credit losses and total non-interest income.
     The following table reconciles the GAAP performance measures to the non-GAAP performance measures for the period indicated:

		Effect of
		Impairment
		Loss on
	GAAP	Goodwill	Non-GAAP
	(Dollars in Thousands)
Nine Months Ended September 30, 2008:
Total Non-Interest Expenses	$173,266	$(107,393)	$65,873
Return on Average Total Assets	(3.37)%	3.68%	0.31%
Return on Average Stockholders’ Equity	(38.51)%	42.08%	3.57%
Return on Average Tangible Equity	(49.75)%	54.36%	4.61%
Efficiency Ratio	134.73%	(83.51)%	51.22%
     Management believes the presentation of these non-GAAP performance ratios, excluding impairment loss on goodwill, provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial and its core banking operations. These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

2008 Outlook
     As we look ahead to the remainder of 2008, the economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and thus our provision for credit losses, results of operations, liquidity and financial condition. We continue to anticipate that the weak economic conditions will prevail nationally and in California at least through the end of 2009, largely the result of a decline in the housing market (construction and sales as well as falling home prices) and credit quality problems.
     Our enhanced deposit campaign launched in August was not able to keep pace with a deposit run-off caused by the U.S. financial crisis. As a result, our total deposits declined by $202.3 million in the first nine months of 2008 to $2.80 billion at September 30, 2008. This deposit reduction increased our loan-to-deposit ratio to 117 percent at September 30, 2008 from 108 percent at December 31, 2007. This is well above our stated goal of 105 percent, which we had hoped to achieve by this year-end. We expect that it will take some time for depositors to regain full confidence in the safety of their deposits with community banks. We are currently addressing liquidity issues through utilization of wholesale funds such as FHLB borrowings and broker deposits. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and "— Liquidity and Capital Resources” for further discussion.
Recent Developments
     There have been significant disruptions in the U.S. and international financial system during the period covered by this Report. As a result, available credit has been reduced or ceased to exist. The reduction in availability of credit, loss of confidence in the entire financial sector, and volatility in financial markets adversely affects Hanmi Financial, the Bank and the performance of Hanmi Financial’s stock. Although the Bank does not actively lend in the home mortgage market, these disruptions are likely to have some impact on all institutions in the U.S. banking and financial industries. The U.S. government, the governments of other countries, and multinational institutions have provided vast amounts of liquidity and capital into the banking system.
     In response to the financial crises affecting the overall banking system and financial markets in the U.S., on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Under that act, the U.S. Treasury Department (the “Treasury”) has authority, among other things, to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
     On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, the Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program include:
•	dividends on the Treasury’s preferred stock at a rate of five percent for the first five years and nine percent dividends thereafter;

•	common stock dividends cannot be increased for three years while the Treasury is an investor unless preferred stock is redeemed or consent from the Treasury is received;

•	the Treasury preferred stock cannot be redeemed for three years unless the participating bank raises qualifying private capital;

•	the Treasury must consent to any buyback of other stock (common or other preferred);

•	the Treasury receives warrants equal to 15 percent of the Treasury’s total investment in the participating institution; and

•	the participating institution’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation that is tax deductible.

     The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices. Although both Hanmi Financial and the Bank are well capitalized, we continue to closely evaluate our capital levels to determine the need to raise additional capital, including participation in the TARP purchase program.
     Federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Bank could experience higher credit losses because of Federal or state legislation or regulatory action that reduces the principal amount or interest rate under existing loan contracts. Also, the Bank could experience higher credit losses because of Federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
     The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund, including requiring riskier institutions to pay a larger share of the premiums. An increase in premium assessments would increase the Bank’s expenses. The EESA included a provision for an increase in the amount of deposits insured by FDIC to $250,000 until December 2009. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program — that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed an annualized 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause the Bank’s existing customers to reduce the amount of deposits held at the Bank, and or could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. As a result of these measures, it is likely that the premiums the Bank pays for FDIC insurance will increase, which would adversely affect net income. The impact of such measures cannot be assessed at this time.
     The actions described above, together with additional actions announced by the Treasury and other regulatory agencies, continue to develop. It is not clear at this time what impact EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including Hanmi Financial and the Bank.
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
     Net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” Our net interest income also is affected by changes in the yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate changes.” Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as Federal economic policies, the general supply of money in the economy, income tax policies, governmental budgetary matters and the actions of the FRS.

     Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	September 30, 2008			September 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,341,250	$56,134	6.68%	$3,135,531	$66,714	8.44%
Municipal Securities (2)	60,979	650	4.26%	70,984	764	4.31%
Obligations of Other U.S. Government Agencies	46,777	483	4.13%	119,704	1,286	4.30%
Other Debt Securities	136,271	1,566	4.60%	169,938	2,022	4.76%
Equity Securities	39,929	581	5.82%	25,431	350	5.51%
Federal Funds Sold	4,797	23	1.92%	4,905	61	4.97%
Interest-Earning Deposits	752	4	2.13%	—	—	—

Total Interest-Earning Assets	3,630,755	59,441	6.51%	3,526,493	71,197	8.01%

Noninterest-Earning Assets:
Cash and Cash Equivalents	89,574			94,034
Allowance for Loan Losses	(64,737)			(31,535)
Other Assets	134,022			326,525

Total Noninterest-Earning Assets	158,859			389,024

TOTAL ASSETS	$3,789,614			$3,915,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$91,465	533	2.32%	$95,147	567	2.36%
Money Market Checking and NOW Accounts	693,718	5,579	3.20%	471,756	4,164	3.50%
Time Deposits of $100,000 or More	973,752	8,709	3.56%	1,438,711	19,263	5.31%
Other Time Deposits	486,581	4,544	3.72%	310,711	3,993	5.10%
FHLB Advances and Other Borrowings	507,995	3,329	2.61%	285,199	3,785	5.27%
Junior Subordinated Debentures	82,406	1,150	5.55%	82,406	1,675	8.06%

Total Interest-Bearing Liabilities	2,835,917	23,844	3.34%	2,683,930	33,447	4.94%

Noninterest-Bearing Liabilities:
Demand Deposits	650,230			699,793
Other Liabilities	36,034			44,788

Total Noninterest-Bearing Liabilities	686,264			744,581

Total Liabilities	3,522,181			3,428,511
Stockholders’ Equity	267,433			487,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,789,614			$3,915,517

NET INTEREST INCOME		$35,597			$37,750

NET INTEREST SPREAD (3)			3.17%			3.07%

NET INTEREST MARGIN (4)			3.90%			4.25%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $544,000 and $580,000 for the three months ended September 30, 2008 and 2007, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $1.0 million and $1.2 million, and the yields would be 6.56 percent and 6.62 percent, for the three months ended September 30, 2008 and 2007, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.
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

	Three Months Ended September 30, 2008
	vs.
	Three Months Ended September 30, 2007
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$4,104	$(14,684)	$(10,580)
Municipal Securities	(107)	(7)	(114)
Obligations of Other U.S. Government Agencies	(755)	(48)	(803)
Other Debt Securities	(389)	(67)	(456)
Equity Securities	210	21	231
Federal Funds Sold	(1)	(37)	(38)
Interest-Earning Deposits	4	—	4

Total Interest and Dividend Income	3,066	(14,822)	(11,756)

Interest Expense:
Savings	(23)	(11)	(34)
Money Market Checking and NOW Accounts	1,802	(387)	1,415
Time Deposits of $100,000 or More	(5,220)	(5,334)	(10,554)
Other Time Deposits	1,833	(1,282)	551
FHLB Advances and Other Borrowings	2,038	(2,494)	(456)
Junior Subordinated Debentures	—	(525)	(525)

Total Interest Expense	430	(10,033)	(9,603)

Change in Net Interest Income	$2,636	$(4,789)	$(2,153)

     For the three months ended September 30, 2008 and 2007, net interest income before provision for credit losses was $35.6 million and $37.8 million, respectively. The net interest spread and net interest margin for the three months ended September 30, 2008 were 3.17 percent and 3.90 percent, respectively, compared to 3.07 percent and 4.25 percent, respectively, for the same period in 2007. The compression in the net interest margin continues to be driven by intense competition among Korean-American and other banks, particularly in the pricing of deposits; and the Federal Reserve Board’s 275 basis point cut in short-term interest rates since September 2007.
     Average interest-earning assets increased 3.0 percent to $3.63 billion for the three months ended September 30, 2008 from $3.53 billion for the same period in 2007. Average gross loans increased 6.6 percent to $3.34 billion for the three months ended September 30, 2008 from $3.14 billion for the same period in 2007. Average investment securities decreased 32.3 percent to $244.0 million for the three months ended September 30, 2008 from $360.6 million for the same period in 2007.
     The yield on average interest-earning assets decreased by 150 basis points from 8.01 percent for the three months ended September 30, 2007 to 6.51 percent for the same period in 2008, reflecting a decrease in the average yield on loans. Total loan interest income decreased by 15.9 percent for the three months ended September 30, 2008 due primarily to a decrease in the average yield on loans from 8.44 percent for the three months ended September 30, 2007 to 6.68 percent for the same period in 2008. During this period, the average Wall Street Journal Prime Rate dropped 318 basis points from 8.18 percent for the three months ended September 30, 2007 to 5.00 percent for the same period in 2008. The mix of average interest-earning assets was 92.0 percent loans, 6.7 percent investment securities and 1.3 percent other interest-earning assets for the three months ended September 30, 2008, compared to 88.9 percent loans, 10.2 percent investment securities and 0.9 percent other interest-earning assets for the same period in 2007.
     The majority of interest-earning assets growth was funded by a $222.8 million, or 78.1 percent, increase in average FHLB advances and other borrowings. Total average interest-bearing liabilities grew by 5.7 percent to $2.84 billion for the three months ended September 30, 2008 compared to $2.68 billion for the same period in 2007. The average interest rate paid for interest-bearing liabilities decreased by 160 basis points from 4.94 percent for the three months ended September 30, 2007 to 3.34 percent for the same period in 2008. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.

     Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Nine Months Ended
	September 30, 2008			September 30, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,320,559	$172,637	6.94%	$3,011,946	$194,487	8.63%
Municipal Securities (2)	65,329	2,071	4.23%	71,883	2,290	4.25%
Obligations of Other U.S. Government Agencies	80,120	2,612	4.35%	118,894	3,775	4.23%
Other Debt Securities	148,681	5,131	4.60%	183,432	6,438	4.68%
Equity Securities	37,160	1,481	5.31%	25,244	1,055	5.57%
Federal Funds Sold	7,096	137	2.57%	24,405	963	5.26%
Term Federal Funds Sold	—	—	—	128	5	5.21%
Interest-Earning Deposits	310	5	2.15%	—	—	—

Total Interest-Earning Assets	3,659,255	184,074	6.72%	3,435,932	209,013	8.13%

Noninterest-Earning Assets:
Cash and Cash Equivalents	89,674			92,260
Allowance for Loan Losses	(53,364)			(29,905)
Other Assets	196,632			327,497

Total Noninterest-Earning Assets	232,942			389,852

TOTAL ASSETS	$3,892,197			$3,825,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$91,910	1,587	2.31%	$98,440	1,530	2.08%
Money Market Checking and NOW Accounts	656,625	15,946	3.24%	444,173	11,302	3.40%
Time Deposits of $100,000 or More	1,143,975	35,436	4.14%	1,418,825	56,539	5.33%
Other Time Deposits	380,511	11,730	4.12%	305,217	11,602	5.08%
FHLB Advances and Other Borrowings	505,861	11,750	3.10%	226,000	8,875	5.25%
Junior Subordinated Debentures	82,406	3,763	6.10%	82,406	4,974	8.07%

Total Interest-Bearing Liabilities	2,861,288	80,212	3.74%	2,575,061	94,822	4.92%

Noninterest-Bearing Liabilities:
Demand Deposits	651,395			710,021
Other Liabilities	38,620			45,971

Total Noninterest-Bearing Liabilities	690,015			755,992

Total Liabilities	3,551,303			3,331,053
Stockholders’ Equity	340,894			494,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,892,197			$3,825,784

NET INTEREST INCOME		$103,862			$114,191

NET INTEREST SPREAD (3)			2.98%			3.21%

NET INTEREST MARGIN (4)			3.79%			4.44%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $2.0 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $3.2 million and $3.5 million, and the yields would be 6.50 percent and 6.53 percent, for the nine months ended September 30, 2008 and 2007, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.
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

	Nine Months Ended September 30, 2008
	vs.
	Nine Months Ended September 30, 2007
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$18,666	$(40,516)	$(21,850)
Municipal Securities	(208)	(11)	(219)
Obligations of Other U.S. Government Agencies	(1,261)	98	(1,163)
Other Debt Securities	(1,201)	(106)	(1,307)
Equity Securities	477	(51)	426
Federal Funds Sold	(480)	(346)	(826)
Term Federal Funds Sold	(2)	(3)	(5)
Interest-Earning Deposits	5	—	5

Total Interest and Dividend Income	15,996	(40,935)	(24,939)

Interest Expense:
Savings	(105)	162	57
Money Market Checking and NOW Accounts	5,191	(547)	4,644
Time Deposits of $100,000 or More	(9,801)	(11,302)	(21,103)
Other Time Deposits	2,564	(2,436)	128
FHLB Advances and Other Borrowings	7,624	(4,749)	2,875
Junior Subordinated Debentures	—	(1,211)	(1,211)

Total Interest Expense	5,473	(20,083)	(14,610)

Change in Net Interest Income	$10,523	$(20,852)	$(10,329)

     For the nine months ended September 30, 2008 and 2007, net interest income before provision for credit losses was $103.9 million and $114.2 million, respectively. The net interest spread and net interest margin for the nine months ended September 30, 2008 were 2.98 percent and 3.79 percent, respectively, compared to 3.21 percent and 4.44 percent, respectively, for the same period in 2007. The compression in the net interest margin continues to be driven by intense competition among Korean-American and other banks, particularly in the pricing of deposits; and the Federal Reserve Board’s 275 basis point cut in short-term interest rates since September 2007.
     Average interest-earning assets increased 6.5 percent to $3.66 billion for the nine months ended September 30, 2008 from $3.44 billion for the same period in 2007. Average gross loans increased 10.2 percent to $3.32 billion for the nine months ended September 30, 2008 from $3.01 billion for the same period in 2007. Average investment securities decreased 21.4 percent to $294.1 million for the nine months ended September 30, 2008 from $374.2 million for the same period in 2007.
     The yield on average interest-earning assets decreased by 141 basis points from 8.13 percent for the nine months ended September 30, 2007 to 6.72 percent for the same period in 2008, reflecting a decrease in the average yield on loans. Total loan interest income decreased by 11.2 percent for the nine months ended September 30, 2008 due primarily to a decrease in the average yield on loans from 8.63 percent for the nine months ended September 30, 2007 to 6.94 percent for the same period in 2008. During this period, the average Wall Street Journal Prime Rate dropped 280 basis points from 8.23 percent for the nine months ended September 30, 2007 to 5.43 percent for the same period in 2008. The mix of average interest-earning assets was 90.7 percent loans, 8.0 percent investment securities and 1.3 percent other interest-earning assets for the nine months ended September 30, 2008, compared to 87.7 percent loans, 10.9 percent investment securities and 1.4 percent other interest-earning assets for the same period in 2007.
     The majority of interest-earning assets growth was funded by a $279.9 million, or 123.8 percent, increase in average FHLB advances and other borrowings. Total average interest-bearing liabilities grew by 11.1 percent to $2.86 billion for the nine months ended September 30, 2008 compared to $2.58 billion for the same period in 2007. The average interest rate paid for interest-bearing liabilities decreased by 118 basis points from 4.92 percent for the nine months ended September 30, 2007 to 3.74 percent for the same period in 2008. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.

Provision for Credit Losses
     For the three months ended September 30, 2008 and 2007, the provision for credit losses was $13.2 million and $8.5 million, respectively. For the nine months ended September 30, 2008 and 2007, the provision for credit losses was $50.2 million and $17.6 million, respectively. The provision for credit losses is the product of a comprehensive evaluation of the loan portfolio, and it reflects in large part the economic stress under which some of our borrowers find themselves. Third-quarter charge-offs, net of recoveries, were $11.8 million compared to $8.2 million in the prior quarter and $6.1 million in the third quarter of 2007. The third-quarter charge-offs included approximately $2.7 million related to the loans fully reserved in the prior quarter. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details. While the level of non-performing and delinquent loans are indicators of the credit quality of the portfolio, the provision for credit losses is determined based primarily on loan classifications and the historical loss experience.
Non-Interest Income
     We earn non-interest income from four major sources: service charges on deposit accounts, fees generated from international trade finance, insurance commissions and other service charges and fees. In addition, we sell certain assets. Such sales are made mainly for risk management purposes.
     Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$4,648	$4,463	$185	4.1%
Insurance Commissions	1,194	1,131	63	5.6%
Trade Finance Fees	784	1,082	(298)	(27.5)%
Other Service Charges and Fees	433	691	(258)	(37.3)%
Remittance Fees	499	512	(13)	(2.5)%
Gain on Sales of Loans	—	523	(523)	(100.0)%
Bank-Owned Life Insurance Income	241	234	7	3.0%
Loss on Sales of Securities Available for Sales	(483)	—	(483)	—
Other-Than-Temporary Impairment Loss on Securities	(2,621)	—	(2,621)	—
Other Income	633	890	(257)	(28.9)%

Total Non-Interest Income	$5,328	$9,526	$(4,198)	(44.1)%

     For the three months ended September 30, 2008, non-interest income was $5.3 million, a decrease of $4.2 million, or 44.1 percent, from $9.5 million for the same period in 2007. The decrease in non-interest income is primarily attributable to a decrease in gain on sales of loans, losses on sales of securities available for sale and an other-than-temporary impairment loss on securities.
     Service charges on deposit accounts increased by $185,000, or 4.1 percent, from $4.5 million for the three months ended September 30, 2007 to $4.6 million for the same period in 2008. The increase was due to higher fees from returned check items.
     Insurance commissions increased by $63,000, or 5.6 percent, from $1.1 million for the three months ended September 30, 2007 to $1.2 million for the same period in 2008. The increase was due to business growth at Chun-Ha and All World.
     Fees generated from international trade finance decreased by $298,000, or 27.5 percent, from $1.1 million for the three months ended September 30, 2007 to $784,000 for the same period in 2008. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.

     For the three months ended September 30, 2007, gain on sales of loans was $523,000 (primarily SBA loan sales of $16.9 million at an average gain of 3.1 percent). There were no sales of loans during the three months ended September 30, 2008 due to the recent economic turmoil. We will consider selling some of our loans in an ordinary fashion, beginning with SBA loans, as soon as the secondary market is normalized.
     Loss on sales of securities available for sale was $483,000 for the three months ended September 30, 2008. There were no sales of securities available for sale during the three months ended September 30, 2007.
     We periodically evaluate our investments for other-than-temporary impairment. During the third quarter of 2007, we recorded an other-than-temporary impairment charge of $2.6 million, which consists of an impairment loss of $2.4 million on a Lehman Brothers corporate bond, and an impairment loss of $212,000 on a Community Reinvestment Act (“CRA”) equity fund investment.
     Other income decreased by $257,000, or 28.9 percent, from $890,000 for the three months ended September 30, 2007 to $633,000 for the same period in 2008. The decrease was attributable primarily to a $226,000 gain on sale of other real estate owned during the three months ended September 30, 2007 and no such sales for the same period in 2008.
     Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007
     The following table sets forth the various components of non-interest income for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$13,904	$13,389	$515	3.8%
Insurance Commissions	3,893	3,535	358	10.1%
Trade Finance Fees	2,474	3,549	(1,075)	(30.3)%
Other Service Charges and Fees	1,852	1,881	(29)	(1.5)%
Remittance Fees	1,543	1,503	40	2.7%
Gain on Sales of Loans	765	3,685	(2,920)	(79.2)%
Bank-Owned Life Insurance Income	715	693	22	3.2%
Gain on Sales of Securities Available for Sale, Net	135	—	135	—
Other-Than-Temporary Impairment Loss on Securities	(2,621)	—	(2,621)	—
Other Income	2,085	1,970	115	5.8%

Total Non-Interest Income	$24,745	$30,205	$(5,460)	(18.1)%

     For the nine months ended September 30, 2008, non-interest income was $24.7 million, a decrease of $5.5 million, or 18.1 percent, from $30.2 million for the same period in 2007. The decrease in non-interest income is primarily attributable to decreases in gain on sales of loans and trade finance fees, and losses on sales of securities available for sale and an other-than-temporary impairment loss on securities.
     Service charges on deposit accounts increased by $515,000, or 3.8 percent, from $13.4 million for the nine months ended September 30, 2007 to $13.9 million for the same period in 2008. The increase was due to higher fees from returned check items.
     Insurance commissions increased by $358,000, or 10.1 percent, from $3.5 million for the nine months ended September 30, 2007 to $3.9 million for the same period in 2008. The increase was due to business growth at Chun-Ha and All World.
     Fees generated from international trade finance decreased by $1.1 million, or 30.3 percent, from $3.5 million for the nine months ended September 30, 2007 to $2.5 million for the same period in 2008. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.

     For the nine months ended September 30, 2008, gain on sales of loans was $765,000 (primarily SBA loan sales of $20.5 million at an average gain of 3.6 percent), compared to a $3.7 million gain on sales of loans (primarily SBA loan sales of $83.3 million at an average gain of 4.4 percent) for the same period in 2007. The decrease in the amount of loans sold was due to the recent economic turmoil.
     The gain on sales of securities available for sale, net of losses, was $135,000 for the nine months ended September 30, 2008. There were no sales of securities available for sale during the nine months ended September 30, 2007.
     We periodically evaluate our investments for other-than-temporary impairment. We have investments in Lehman Brothers corporate bonds with an aggregate par value of $2.7 million as of September 30, 2008. During the third quarter of 2007, based on the financial condition and near-term prospects of Lehman Brothers, we recorded an other-than-temporary impairment charge of $2.6 million, which consists of an impairment loss of $2.4 million on a Lehman Brothers corporate bond, and an impairment loss of $212,000 on a CRA equity fund investment.
Non-Interest Expenses
     Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$10,782	$11,418	$(636)	(5.6)%
Occupancy and Equipment	2,786	2,657	129	4.9%
Data Processing	1,498	1,540	(42)	(2.7)%
Professional Fees	647	565	82	14.5%
Advertising and Promotion	914	943	(29)	(3.1)%
Supplies and Communications	681	704	(23)	(3.3)%
Amortization of Other Intangible Assets	478	570	(92)	(16.1)%
Other Operating Expenses	4,449	2,852	1,597	56.0%

Total Non-Interest Expenses	$22,235	$21,249	$986	4.6%

     For the three months ended September 30, 2008 and 2007, non-interest expenses were $22.2 million and $21.2 million, respectively. The efficiency ratio for the three months ended September 30, 2008 was 54.33 percent, compared to 44.95 percent for the same period in 2007. The overall increase in non-interest expenses was due to higher other operating expenses, primarily due to $1.1 million in losses related to a derivative transaction to which Lehman Brothers Finance, S.A. was a party and higher FDIC assessments. In addition, total non-interest expenses increased due to three new branches (Rancho Cucamonga, Beverly Hills and Northridge) opened since the third quarter of 2007
     Salaries and employee benefits decreased $636,000, or 5.6 percent, from $11.4 million for the three months ended September 30, 2007 to $10.8 million for the same period in 2008. Salaries and employee benefits decreased due to our planned reduction in headcount of approximately 10 percent during the three months ended September 30, 2008.
     Occupancy and equipment expense increased $129,000, or 4.9 percent, from $2.7 million for the three months ended September 30, 2007 to $2.8 million for the same period in 2008. The increase was due primarily to additional office space leased for the new branches.
     Other operating expenses increased $1.6 million, or 56.0 percent, from $2.9 million for the three months ended September 30, 2007 to $4.4 million for the same period in 2008. The increase was due primarily to $1.1 million in losses related to a derivative transaction to which Lehman Brothers Finance, S.A. was a party and an increase of $630,000 in FDIC assessments due to the utilization of a one-time assessment credit received from the FDIC during 2007, which offset the assessments.

     Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007
     The following table sets forth the breakdown of non-interest expenses for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$33,363	$33,961	$(598)	(1.8)%
Occupancy and Equipment	8,360	7,740	620	8.0%
Data Processing	4,730	4,768	(38)	(0.8)%
Professional Fees	2,627	1,686	941	55.8%
Advertising and Promotion	2,614	2,493	121	4.9%
Supplies and Communications	2,008	1,996	12	0.6%
Amortization of Other Intangible Assets	1,504	1,776	(272)	(15.3)%
Impairment Loss on Goodwill	107,393	—	107,393	—
Other Operating Expenses	10,667	9,288	1,379	14.8%

Total Non-Interest Expenses	$173,266	$63,708	$109,558	172.0%

     For the nine months ended September 30, 2008 and 2007, non-interest expenses were $173.3 million and $63.7 million, respectively. Excluding the impact of the goodwill impairment charge, non-interest expenses were $65.9 million for the nine months ended September 30, 2008. The efficiency ratio for the nine months ended September 30, 2008 was 134.73 percent (51.22 percent excluding the goodwill impairment charge), compared to 44.12 percent for the same period in 2007. The overall increase in non-interest expenses was due to the impairment loss on goodwill, higher other operating expenses, primarily due to $1.1 million in losses related to a derivative transaction to which Lehman Brothers Finance, S.A. was a party, higher FDIC assessments, and increases in occupancy and equipment and professional fees. In addition, total non-interest expenses increased due to three new branches (Rancho Cucamonga, Beverly Hills and Northridge) opened since the third quarter of 2007.
     Salaries and employee benefits decreased $598,000, or 1.8 percent, from $34.0 million for the nine months ended September 30, 2007 to $33.4 million for the same period in 2008. Salaries and employee benefits decreased due to our planned reduction in headcount of approximately 10 percent during the three months ended September 30, 2008.
     Occupancy and equipment expense increased $620,000, or 8.0 percent, from $7.7 million for the nine months ended September 30, 2007 to $8.4 million for the same period in 2008. The increase was due primarily to additional office space leased for the new branches.
     Professional fees increased $941,000, or 55.8 percent, from $1.7 million for the nine months ended September 30, 2007 to $2.6 million for the same period in 2008. The increase was due primarily to additional professional fees incurred in 2008 for credit, legal and valuation services.
     Other operating expenses increased $1.4 million, or 14.8 percent, from $9.3 million for the nine months ended September 30, 2007 to $10.7 million for the same period in 2008. The increase was due primarily to $1.1 million in losses related to a derivative transaction to which Lehman Brothers Finance, S.A. was a party and a $1.6 million increase in FDIC assessments due to the utilization of a one-time assessment credit received from the FDIC during 2007, which offset the assessments.
Provision for Income Taxes
     For the three months ended September 30, 2008, income taxes of $1.2 million were recognized on pre-tax income of $5.5 million, representing an effective tax rate of 21.1 percent, compared to income taxes of $6.5 million recognized on pre-tax income of $17.6 million, representing an effective tax rate of 37.2 percent, for the same period in 2007. For the nine months ended September 30, 2008, income taxes of $3.4 million were recognized on pre-tax losses of $94.9 million, representing an effective tax rate of 3.6 percent, compared to income taxes of $23.8 million recognized on pre-tax income of $63.1 million, representing an effective tax rate of 37.7 percent, for the same period in 2007. The decrease in the effective rate was due to a much higher percentage of tax-exempt income over taxable income in 2008 compared to 2007. The effective tax rate for 2008 also includes a $107.4 million impairment loss on goodwill, which is not deductible for tax purposes.

FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities at September 30, 2008 or December 31, 2007. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of mortgage-backed securities, municipal bonds, U.S. Government agency securities and collateralized mortgage obligations.
     As of September 30, 2008, securities held to maturity, at amortized cost, totaled $918,000 and securities available for sale, at fair value, totaled $221.6 million, compared to $940,000 and $349.5 million, respectively, at December 31, 2007. The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	September 30, 2008			December 31, 2007
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Held to Maturity:
Municipal Bonds	$694	$694	$—	$694	$694	$—
Mortgage-Backed Securities	224	223	(1)	246	247	1

Total Held to Maturity	$918	$917	$(1)	$940	$941	$1

Available for Sale:
Mortgage-Backed Securities	$81,475	$81,249	$(226)	$99,332	$99,198	$(134)
Municipal Bonds	59,091	59,119	28	69,907	71,751	1,844
Collateralized Mortgage Obligations	39,515	39,428	(87)	51,881	51,418	(463)
U.S. Government Agency Securities	32,578	32,532	(46)	104,893	105,089	196
Other Securities	4,680	5,320	640	3,925	3,835	(90)
Corporate Bonds	2,945	2,847	(98)	18,295	18,226	(69)
Equity Securities	511	1,056	545	—	—	—

Total Available for Sale	$220,795	$221,551	$756	$348,233	$349,517	$1,284

     Investment securities available for sale, at fair value, decreased $128.0 million, or 36.6 percent, to $221.6 million at September 30, 2008 from $349.5 million at December 31, 2007. The decrease was primarily due to the sale of $23.0 million of investment securities, with a $618,000 gain realized, the sale of a $2.5 million Morgan Stanley corporate bond, with a $483,000 loss realized, $92.0 million of U.S. Government agency securities that matured or were called, and $2.4 million of other-than-temporary impairment charges.
     The amortized cost and estimated fair value of investment securities as of September 30, 2008, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2038, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$17,678	$18,354	$—	$—
Over One Year Through Five Years	25,640	25,515	—	—
Over Five Years Through Ten Years	6,749	6,891	694	694
Over Ten Years	49,227	49,058	—	—
Mortgage-Backed Securities	81,475	81,249	224	223
Collateralized Mortgage Obligations	39,515	39,428	—	—
Equity Securities	511	1,056	—	—

	$220,795	$221,551	$918	$917

     We periodically evaluate our investments for other-than-temporary impairment. As of September 30, 2008, we had an investment in a Lehman Brothers corporate bond with an aggregate par value of $2.7 million. During the third quarter of 2008, Lehman Brothers filed for bankruptcy. Based on an evaluation of the financial condition and near-term prospects of Lehman Brothers, we recorded an other-than-temporary impairment charge of $2.4 million to write down the value of the corporate bond to its estimated fair value. As of September 30, 2008, we also had an investment in a CRA equity fund that was included in Other Assets. During the third quarter of 2008, we recorded an other-than-temporary impairment charge of $212,000 due to the foreclosure of two of the properties in the fund.
     Gross unrealized losses on investment securities available for sale and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2008 and December 31, 2007:

	Holding Period
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In Thousands)
Available for Sale — September 30, 2008:
Mortgage-Backed Securities	$23,235	$209	$16,124	$460	$39,359	$669
Municipal Bonds	26,584	366	1,776	92	28,360	458
Collateralized Mortgage Obligations	8,110	71	6,149	109	14,259	180
U.S. Government Agency Securities	14,494	87	—	—	14,494	87
Other Securities	—	—	2,865	135	2,865	135
Corporate Bonds	2,470	98	—	—	2,470	98

	$74,893	$831	$26,914	$796	$101,807	$1,627

Available for Sale — December 31, 2007:
Mortgage-Backed Securities	$5,319	$31	$42,143	$636	$47,462	$667
Municipal Bonds	—	—	2,910	23	2,910	23
Collateralized Mortgage Obligations	—	—	40,167	591	40,167	591
U.S. Government Agency Securities	—	—	46,895	81	46,895	81
Other Securities	—	—	2,910	90	2,910	90
Corporate Bonds	—	—	7,834	112	7,834	112

	$5,319	$31	$142,859	$1,533	$148,178	$1,564

     The impairment losses described previously are not included in the table above as the impairment losses were recorded. All other individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2008 and December 31, 2007 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at September 30, 2008 and December 31, 2007. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intent to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2008 and December 31, 2007 are not other-than-temporarily impaired, and therefore, no additional impairment charges as of September 30, 2008 and December 31, 2007 are warranted.
Loan Portfolio
     All loans are carried at face amount, less principal repayments collected, net of deferred loan fees and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis.

     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$871,713	$795,675	$76,038	9.6%
Construction	204,340	215,857	(11,517)	(5.3)%
Residential Property (1)	90,383	90,375	8	—

Total Real Estate Loans	1,166,436	1,101,907	64,529	5.9%

Commercial and Industrial Loans:
Commercial Term Loans	1,613,730	1,599,853	13,877	0.9%
Commercial Lines of Credit	210,544	256,978	(46,434)	(18.1)%
SBA Loans (2)	168,637	118,528	50,109	42.3%
International Loans	103,311	119,360	(16,049)	(13.4)%

Total Commercial and Industrial Loans	2,096,222	2,094,719	1,503	0.1%

Consumer Loans	84,031	90,449	(6,418)	(7.1)%

Total Loans — Gross	3,346,689	3,287,075	59,614	1.8%

Deferred Loan Fees	(1,640)	(2,367)	727	(30.7)%
Allowance for Loan Losses	(63,948)	(43,611)	(20,337)	46.6%

Net Loans Receivable	$3,281,101	$3,241,097	$40,004	1.2%

(1)	Includes loans held for sale, at the lower of cost or market, of $0 and $310,000 at September 30, 2008 and December 31, 2007, respectively.

(2)	Includes loans held for sale, at the lower of cost or market, of $28.6 million and $6.0 million at September 30, 2008 and December 31, 2007, respectively.
     At September 30, 2008 and December 31, 2007, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.28 billion and $3.24 billion, respectively, an increase of $40.0 million, or 1.2 percent. Real estate loans, composed of commercial property, residential property and construction loans, increased $64.5 million, or 5.9 percent, to $1.17 billion at September 30, 2008 from $1.10 billion at December 31, 2007, representing 34.9 percent and 33.5 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, increased $1.5 million to $2.10 billion at September 30, 2008 from $2.09 billion at December 31, 2007, representing 62.6 percent and 63.7 percent, respectively, of total gross loans. Consumer loans decreased $6.4 million, or 7.1 percent, to $84.0 million at September 30, 2008 from $90.4 million at December 31, 2007.
     As of September 30, 2008, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	September 30, 2008	Gross Loans Outstanding
	(In Thousands)
Accommodation/Hospitality	$440,963	13.2%
Lessors of Non-Residential Buildings	$430,717	12.9%
Gasoline Stations	$378,714	11.3%
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
     The table below shows the composition of non-performing assets as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Non-Accrual Loans	$111,335	$54,252	$57,083	105.2%
Loans 90 Days or More Past Due and Still Accruing	535	227	308	135.7%

Total Non-Performing Loans	111,870	54,479	57,391	105.3%
Other Real Estate Owned	2,988	287	2,701	941.1%

Total Non-Performing Assets	$114,858	$54,766	$60,092	109.7%

     Non-performing loans were $111.9 million at September 30, 2008, compared to $54.5 million at December 31, 2007, representing a 105.3 percent increase. The increase was primarily due to two large construction loans (a $30.7 million condominium project in Northern California and a $16.8 million low-income housing construction project in the Los Angeles area) and a $24.2 million commercial term loan. The ratio of non-performing loans to total gross loans increased to 3.34 percent at September 30, 2008 from 1.66 percent at December 31, 2007. As of September 30, 2008 and December 31, 2007, OREO totaled $3.0 million and $287,000, respectively. Delinquent loans, which are comprised of loans past due 30 or more days and still accruing and non-accrual loans past due 30 or more days, were $102.9 million at September 30, 2008, compared to $45.1 million at December 31, 2007, representing a 128.3 percent increase. We believe that the increases in non-performing loans and delinquent loans are attributable primarily to a persistently soft economy that is affecting some of our borrowers’ ability to honor their commitments.
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
     As described above, we continue to anticipate that the weakened national and state economy will continue into 2009, due in large part to a decline in home prices and sales and home construction activity, as well as other credit quality problems. Responding to this difficult environment, we made significant changes in two critical areas. First, we enhanced existing policies and procedures regarding the monitoring of loans to be more stringent and make it more difficult to allow exceptions from our loan policy. Second, we strengthened and centralized the loan underwriting and approval processes, including centralizing the credit underwriting function at three locations, creating a central monitoring mechanism to monitor all loans, and increasing resources in departments of the Bank engaged in addressing problem assets.
     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented.

	As of and for the			As of and for the
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008	2007
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$62,977	$52,986	$32,190	$43,611	$27,557

Actual Charge-Offs	(12,171)	(8,656)	(6,215)	(28,679)	(11,496)
Recoveries on Loans Previously Charged Off	340	436	131	1,331	490

Net Loan Charge-Offs	(11,831)	(8,220)	(6,084)	(27,348)	(11,006)

Provision Charged to Operating Expenses	12,802	18,211	8,397	47,685	17,952

Balance at End of Period	$63,948	$62,977	$34,503	$63,948	$34,503

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$3,932	$2,914	$1,730	$1,765	$2,130
Provision Charged to Operating Expenses	374	1,018	67	2,541	(333)

Balance at End of Period	$4,306	$3,932	$1,797	$4,306	$1,797

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	1.41%	1.00%	0.77%	1.10%	0.49%
Net Loan Charge-Offs to Total Gross Loans (1)	1.41%	0.99%	0.75%	1.09%	0.46%
Allowance for Loan Losses to Average Total Gross Loans	1.91%	1.90%	1.10%	1.91%	1.10%
Allowance for Loan Losses to Total Gross Loans	1.91%	1.88%	1.07%	1.91%	1.07%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	73.60%	52.50%	69.96%	57.13%	42.65%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	92.42%	45.14%	72.45%	57.35%	61.31%
Allowance for Loan Losses to Non-Performing Loans	57.16%	56.14%	77.19%	57.16%	77.19%
Balances:
Average Total Gross Loans	$3,343,121	$3,319,141	$3,137,477	$3,322,579	$3,014,164
Total Gross Loans	$3,346,689	$3,355,048	$3,222,525	$3,346,689	$3,222,525
Non-Performing Loans	$111,870	$112,182	$44,696	$111,870	$44,696

(1)	Net loan charge-offs are annualized to calculate the ratios.

     The allowance for loan losses increased by $20.3 million, or 46.6 percent, to $63.9 million, or 1.91 percent of gross loans (57.16 percent of total non-performing loans), at September 30, 2008, compared to $43.6 million, or 1.33 percent of gross loans (80.05 percent of total non-performing loans), at December 31, 2007. Delinquent loans were $102.9 million (3.08 percent of total gross loans) at September 30, 2008, compared to $45.1 (1.37 percent of total gross loans) at December 31, 2007.
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
     The allowance for off-balance sheet exposure, primarily unfunded loan commitments, increased by $2.5 million, or 144.0 percent, to $4.3 million at September 30, 2008, compared to $1.8 million at December 31, 2007. The allowance for off-balance sheet items is recorded in Other Liabilities. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe the allowance for loan losses and allowance for off-balance sheet items are adequate for losses inherent in the loan portfolio and off-balance sheet exposure at September 30, 2008 and December 31, 2007.
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2008	2007	Amount	Percentage
	(Dollars in Thousands)
Demand — Noninterest-Bearing	$634,593	$680,282	$(45,689)	(6.7)%
Interest-Bearing:
Savings	86,157	93,099	(6,942)	(7.5)%
Money Market Checking and NOW Accounts	597,065	445,806	151,259	33.9%
Time Deposits of $100,000 or More	863,034	1,441,683	(578,649)	(40.1)%
Other Time Deposits	618,528	340,829	277,699	81.5%

Total Deposits	$2,799,377	$3,001,699	$(202,322)	(6.7)%

     Money market checking and NOW accounts increased $151.3 million, or 33.9 percent, to $597.1 million at September 30, 2008 from $445.8 million at December 31, 2007. The increase was due to our January 2008 deposit campaign targeted for core deposits by offering attractive money market checking accounts. Time deposits of $100,000 or more decreased $578.6 million, or 40.1 percent, to $863.0 million at September 30, 2008 from $1.44 billion at December 31, 2007, reflecting a deposit run-off caused by the U.S. financial crisis, the transfer of customer funds into money market checking accounts and a decrease in state government time deposits. Other time deposits increased $277.7 million, or 81.5 percent, to $618.5 million at September 30, 2008 from $340.8 million at December 31, 2007, reflecting an increase in brokered deposits of $265.6 million.
     We accept brokered deposits on a selective basis at prudent interest rates to augment deposit growth. There were $297.4 million and $31.8 million of brokered deposits as of September 30, 2008 and December 31, 2007, respectively. We also had $200.0 million of state government time deposits over $100,000 as of December 31, 2007. There were no state government time deposits over $100,000 as of September 30, 2008. The majority of our brokered and state government time deposits mature in less than one year. Brokered deposits are more expensive than retail deposits and are not a guaranteed source of funds, which may affect our ability to raise necessary liquidity.
FHLB Advances and Other Borrowings
     FHLB advances and other borrowings consist of advances from the FHLB of San Francisco and overnight Federal funds. At September 30, 2008, advances from the FHLB were $583.3 million, an increase of $150.7 million, or 34.8 percent, from the December 31, 2007 balance of $432.7 million. Overnight Federal funds were $50.0 million at December 31, 2007. There were no overnight Federal funds at September 30, 2008. FHLB advances at September 30, 2008 with a remaining maturity of less than one year were $322.0 million, and the weighted-average interest rate thereon was 2.16 percent. The majority of short-term borrowings that matured have already been renewed.

Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings totaled $82.4 million at September 30, 2008 and December 31, 2007. In order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on the junior subordinated notes until further notice, beginning with the interest payments that will be due on January 15, 2009.
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
     The following table shows the status of our gap position as of September 30, 2008:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$81,640	$81,640
Federal Funds Sold	5,000	—	—	—	—	5,000
Securities:
Fixed Rate	48,291	22,314	77,025	52,755	1,055	201,440
Floating Rate	3,754	—	12,710	4,565	—	21,029
Loans:
Fixed Rate	103,517	219,076	537,721	281,089	—	1,141,403
Floating Rate	1,947,334	28,361	113,267	4,989	—	2,093,951
Non-Accrual	—	—	—	—	111,335	111,335
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(65,588)	(65,588)
FRB and FHLB Stock	—	—	—	42,157	—	42,157
Other Assets	—	25,239	—	8,106	100,279	133,624

Total Assets	$2,107,896	$294,990	$740,723	$393,661	$228,721	$3,765,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$42,053	$127,428	$305,827	$159,285	$—	$634,593
Savings	11,243	33,556	33,992	7,366	—	86,157
Money Market Checking and NOW Accounts	89,978	171,903	193,281	141,903	—	597,065
Time Deposits:
Fixed Rate	403,203	1,036,038	42,129	138	—	1,481,508
Floating Rate	54	—	—	—	—	54
FHLB Advances and Other Borrowings	167,657	156,000	256,953	4,362	—	584,972
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	32,040	32,040
Stockholders’ Equity	—	—	—	—	267,196	267,196

Total Liabilities and Stockholders’ Equity	$796,594	$1,524,925	$832,182	$313,054	$299,236	$3,765,991

Repricing Gap	$1,311,302	$(1,229,935)	$(91,459)	$80,607	$(70,515)
Cumulative Repricing Gap	$1,311,302	$81,367	$(10,092)	$70,515	$—
Cumulative Repricing Gap as a Percentage of Total Assets	34.82%	2.16%	(0.27)%	1.87%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	37.41%	2.32%	(0.29)%	2.01%	—

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
     On September 30, 2008, the cumulative repricing gap for the three-month period was asset-sensitive position and 37.41 percent of interest-earning assets, which increased from the previous quarter’s figure of 12.53 percent. This increase was caused by an increase of $164.6 million in floating rate loans with maturities or expected to reprice within three months and decreases of $525.1 million and $165.0 million in fixed rate certificates of deposit and FHLB advances and other borrowings, respectively, with maturities of less than three months. The cumulative repricing gap for the twelve-month period was asset-sensitive position and 2.32 percent of interest-earning assets, which increased from the previous quarter’s figure of (3.00) percent. The increase was caused primarily by an increase of $94.1 million in fixed and floating rate loans with maturities of less than twelve months.
     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	September 30,	June 30,	September 30,	June 30,
	2008	2008	2008	2008
	(Dollars in Thousands)
Cumulative Repricing Gap	$1,311,302	$445,577	$81,367	$(106,711)
Cumulative Repricing Gap as a Percentage of Total Assets	34.82%	11.59%	2.16%	(2.78)%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	37.41%	12.53%	2.32%	(3.00)%
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
(Dollars in Thousands)
200%	16.91%	(13.86)%	$21,208	$(45,890)
100%	8.77%	(6.78)%	$10,995	$(22,452)
(100)%	(8.94)%	10.17%	$(11,207)	$33,674
(200)%	(18.04)%	29.53%	$(22,613)	$97,741
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
     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, cash generated from operations, and access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $267.2 million at September 30, 2008, which represented a decrease of $103.4 million, or 27.9 percent, compared to $370.6 million at December 31, 2007. The decrease was primarily due to a non-cash goodwill impairment charge of $107.4 million during the nine months ended September 30, 2008.
     We can also meet our liquidity needs through borrowings from the FHLB, unsecured credit lines and repurchase agreements. We are eligible to borrow up to 20 percent of our total assets from the FHLB. We have pledged investment securities available for sale and loans receivable as collateral with the FHLB for this borrowing facility. As of September 30, 2008, the total borrowing capacity available from the collateral that has been pledged and the remaining available borrowing capacity were $708.8 million and $125.5 million, respectively. As of December 31, 2007, the total borrowing capacity available from the collateral that has been pledged and the remaining available borrowing capacity were $714.6 million and $281.8 million, respectively.
     At September 30, 2008, the Bank’s FHLB borrowings totaled $583.3 million, representing 15.5 percent of total assets. As of November 5, 2008, the Bank’s FHLB borrowings totaled $552.3 million and the remaining amount available based on pledged collateral was $142.6 million. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize additional borrowing capacity from its FHLB borrowing arrangement. During the second quarter of 2008, the FHLB cancelled the Bank’s $62 million unsecured line of credit with them. This cancellation was the result of the Bank’s net loss for the fourth quarter of 2007.
     Our enhanced deposit campaign launched in August 2008 was not able to keep pace with a deposit run-off caused by the U.S. financial crisis. As a result, our total deposits declined by $162.2 million during the third quarter to $2.80 billion at September 30, 2008. This deposit reduction increased our loan-to-deposit ratio to 117 percent from 111 percent at the prior quarter-end. This is well above our stated goal of 105 percent, which we had hoped to achieve by this year-end. We expect that it will take some time for depositors to regain full confidence in the safety of their deposits with community banks and we are currently addressing liquidity issues through utilization of wholesale funds such as FHLB borrowings and broker deposits. As a result, FHLB borrowings and broker deposits increased to $583.3 million and $297.4 million, respectively, at September 30, 2008, compared to $432.72 million and $31.8 million, respectively, at December 31, 2007. We will also consider selling some of our loans, beginning with SBA loans, in an ordinary fashion, as soon as the secondary market is normalized.

     In addition to these defensive solutions, we expect that our improved financial results in this quarter validate our management direction and commitments to overcome the challenges we are currently facing and deliver some comfort to depositors in our niche market. We also believe that the opening of two new branches, which historically have been a vital source for garnering deposits, will benefit us. We opened a branch in Northridge, California in September 2008 and we will open another branch in Diamond Bar, California in December 2008.
     We believe our branch network is well positioned to capture business opportunities that may arise from anticipated increases in travel by South Korean travelers to the United States. This anticipated increase would follow full implementation of the Visa Waiver Program in 2009 by South Korean travelers who may frequent Korean-American businesses in our market area.
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations through December 31, 2008, which are primarily interest payments on junior subordinated debentures, subject to prior approval of such payments by the FRB. As of September 30, 2008, limitations imposed by our regulators prohibited the Bank from providing a dividend to Hanmi Financial. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock. At September 30, 2008, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $2.0 million, down from $5.3 million at December 31, 2007. In connection with the junior subordinated debentures, the Board of Directors of Hanmi Financial has elected to defer quarterly interest payments on its outstanding trust preferred securities until further notice, beginning with the interest payments that will be due on January 15, 2009.
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
Capital Ratios
     The regulatory agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, regulators require banking organizations to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio is 3.0 percent. In addition to these uniform risk-based capital guidelines that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
     At September 30, 2008, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $341.1 million. This represented an increase of $5.7 million, or 1.7 percent, over Tier 1 capital of $335.5 million at December 31, 2007. The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of September 30, 2008:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$386,107	10.93%	$282,516	8.00%	N/A	N/A
Hanmi Bank	$382,287	10.84%	$282,162	8.00%	$352,703	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$341,133	9.66%	$141,258	4.00%	N/A	N/A
Hanmi Bank	$337,608	9.57%	$141,081	4.00%	$211,622	6.00%

Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$341,133	9.02%	$151,292	4.00%	N/A	N/A
Hanmi Bank	$337,608	8.94%	$151,082	4.00%	$188,853	5.00%

     See “Regulatory Matters” for further discussion regarding capital ratio requirements.
     We continue to closely evaluate our capital levels to determine the need to raise additional capital, and intend to maintain our “well capitalized” position for regulatory purposes.
Regulatory Matters
     Hanmi Financial and the Bank are subject to extensive Federal and state supervision and regulation by certain regulatory agencies. In connection with such supervision and their recent examinations, the regulatory agencies will require that certain deficiencies in our policies, procedures or activities be corrected in the future. If such matters are not corrected in the future or significant progress is not made on such matters, then Hanmi Financial and/or the Bank may face additional regulatory action that may have an impact on the operations of Hanmi Financial and the Bank.
     On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the FRB and the California Department of Financial Institutions (the “DFI” and with the FRB, the “Regulators”) to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. At September 30, 2008, the Bank had a Tier 1 leverage ratio of 8.94 percent and tangible stockholder’s equity to total tangible assets ratio of 9.00 percent, well-above the required 8.0 percent levels.
     The Board and management are committed to addressing and resolving the issues raised in the memorandum of understanding on a timely basis. Since completion of the March 10, 2008 regulatory examination, actions have already been undertaken to resolve many of the issues raised by the memorandum of understanding.
     Separately, Hanmi Financial has committed to the FRB that it will adopt a consolidated capital plan to augment and maintain a sufficient consolidated capital position. In addition, Hanmi Financial has agreed that it will not (i) declare or pay any dividends or make any payments on its trust preferred securities or any other capital distributions without the prior written consent of the FRB, and (ii) incur, increase or renew any existing debt or purchase, redeem or otherwise acquire any of its capital stock without the prior written consent of the FRB. In order to preserve its capital position, the Board of Hanmi Financial has elected to defer quarterly interest payments on its outstanding trust preferred securities until further notice, beginning with the interest payments that will be due on January 15, 2009. Finally, Hanmi Financial has agreed to provide prior written notice and obtain the consent of the FRB prior to appointing any new directors or senior executive officers.

Dividends
     The ability of Hanmi Financial to pay dividends to our stockholders is directly dependent on the ability of the Bank to pay dividends to Hanmi Financial. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (a) the retained earnings of the bank; or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period. Because of the net loss incurred by the Bank in 2007, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year; or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions (the “Commissioner”). The Bank had a retained deficit of $50.1 million as of September 30, 2008 and retained earnings of $52.8 million as of December 31, 2007. Because of the net loss for the first nine months of 2008, neither Section 642 or 643 is currently available to the Bank to declare a dividend to Hanmi Financial. Although dividends from the Bank constitute the primary source of income to Hanmi Financial, Hanmi Financial has other limited sources of income including cash, earnings on assets held at the holding company and funds otherwise obtained from capital raising efforts at Hanmi Financial. Use of such funds for payments of interest or dividends is subject to receipt of prior regulatory approval.
     Similarly, the net loss for 2007 requires prior FRB approval of bank dividends in 2008 to Hanmi Financial. FRB Regulation H Section 208.5 provides that the Bank must obtain FRB approval to declare and pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. If permitted by regulation and subject to the discretion of the Board, the Bank will seek prior approval from the Regulators to pay cash dividends to Hanmi Financial. There can be no assurance when or if these approvals would be granted, or that, even if granted, the Board will continue to authorize cash dividends to our stockholders.
     On August 29, 2008, the Board of Hanmi Financial announced that it had decided to suspend the quarterly cash dividend previously paid in order to maintain liquidity and conserve capital. In addition, the Board of Hanmi Financial announced that it has decided to start deferring interest payments on its junior subordinated debentures. Pursuant to the documents governing the junior subordinated debentures, Hanmi Financial is prohibited from paying dividends on its common stock while it is deferring interest payments. The most recent quarterly dividend of $0.03 per share was paid on July 21, 2008. Future dividend payments are subject to the future earnings, legal and regulatory requirements, including the pre-approval from the FRB, and the discretion of the Board. The Board reviews the prudence of a dividend each quarter.
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 8 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2007.
CONTRACTUAL OBLIGATIONS
     There were no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS
     FSP No. 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” — In October 2008, the FASB issued FSP No. 157-3, which clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued, and did not have a significant impact on our financial condition or results of operations.
     Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” — In September 2008, the FASB ratified EITF Issue No. 08-5, which provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue 08-5 is effective for the first reporting period beginning after December 15, 2008 and is not expected to have a significant impact on our financial condition or results of operations.
     FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” — In June 2008, the FASB issued FSP EITF 03-6-1, which clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a significant impact on our financial condition or results of operations.
     FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” — In April 2008, the FASB issued FSP No. 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a significant impact on our financial condition or results of operations.
     SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” — In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles,” and is not expected to have a significant impact on our financial condition or results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and "— Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
     As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2008.
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
     No change in our internal controls over financial reporting occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     U.S. and international financial markets and economic conditions could adversely affect our capital adequacy, liquidity, financial condition, results of operations and profitability. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” global capital markets and economic conditions continue to be adversely affected and the resulting disruption has been particularly acute in the financial sector. Although Hanmi Financial remains well capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our capital adequacy, liquidity, financial condition, results of operations and profitability.
     Hanmi Bank is currently restricted from paying dividends to Hanmi Financial. The primary source of Hanmi Financial’s income from which we pay Hanmi Financial obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank currently has deficit retained earnings and has suffered a net loss in 2007 and for the first nine months of 2008, largely caused by goodwill impairments. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank is prohibited from paying dividends to Hanmi Financial unless it receives prior regulatory approval. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources. Regulatory Matters. Dividends.”
     We have recently experienced significant changes in our key management. Our President and Chief Executive Officer joined us in June 2008, our Chief Financial Officer joined us in December 2007 and our Chief Credit Officer joined us in September 2008. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. The unexpected loss of services of one or more of our key personnel or the inability to maintain consistent personnel in management could have a material adverse impact on our business and results of operations.
     We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our result of operations and capital levels. During the first nine months of 2008, we recorded a $49.6 million provision for credit losses and charged off $28.7 million in loans, net of $1.3 million in recoveries. There has been a general slowdown in the economy and in particular, in the housing market in areas of Southern California where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to a financial strain on homebuilders and suppliers, as well as an overall decrease in the collateral value of real estate securing loans. As of September 30, 2008, we had $1.2 billion in commercial real estate, construction and residential property loans. Continuing deterioration in the real estate market generally and in the residential property and construction segment in particular could result in additional loan charge-offs and provisions for credit losses in the future, which could have an adverse effect on our net income and capital levels.
     Except as described above, there were no other material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed on February 29, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation (incorporated by reference to Exhibit 3.1 to Hanmi Financial Corporation’s Registration Statement on Form S-4/A filed on April 21, 2000)

3.2	Certificate of Second Amendment of the Certificate of Incorporation of Hanmi Financial Corporation (incorporated by reference to Exhibit 3.2 to Hanmi Financial Corporation’s Registration Statement on Form S-3 filed on September 1, 2004)

10.1	Employment Offer Letter to John Park from Hanmi Bank dated August 13, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
HANMI FINANCIAL CORPORATION

Date: November 7, 2008	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer