Form 10-K
period 2008-12-31
HANMI FINANCIAL CORP
filed 2009-03-16
CIK 1109242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From To

Commission File Number: 000-30421

HANMI FINANCIAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3660 Wilshire Boulevard, Penthouse Suite A Los Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)

(213) 382-2200
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	NASDAQ “Global Select Market”

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $194,704,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of March 1, 2009 was 45,901,549 shares.

Documents Incorporated By Reference Herein: Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2008, is incorporated by reference into Part III of this report.

HANMI FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement because of:

•	failure to maintain adequate levels of capital and liquidity to support our operations;

•	a significant number of our customers failing to perform under their loans and other terms of credit agreements;

•	the effect of regulatory orders we have entered into and potential future supervisory action against us or Hanmi Bank (the “Bank”);

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits;

•	sources of liquidity available to us and to the Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;

•	adverse changes in domestic or global financial markets, economic conditions or business conditions;

•	regulatory restrictions on the Bank’s ability to pay dividends to us and on our ability to make payments on Hanmi Financial obligations;

•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	failure to attract or retain our key employees;

•	failure to maintain our status as a financial holding company;

•	adequacy of our allowance for loan losses;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	failure to manage our future growth or successfully integrate acquisitions;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in the financial markets that may result in other-than-temporary impairment charges relating to our securities portfolio;

•	competition in our primary market areas;

•	demographic changes in our primary market areas; and

•	significant government regulations, legislation and potential changes thereto.

For additional information concerning risks we face, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

PART I

Item 1.	Business

General

Hanmi Financial Corporation (“Hanmi Financial,” “we,” “us” or “our”) is a Delaware corporation incorporated on March 14, 2000 to be the holding company for Hanmi Bank (the “Bank”). Hanmi Financial became the holding company for the Bank in June 2000 and is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”). Hanmi Financial also elected financial holding company status under the BHCA in 2000. Our principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, and our telephone number is (213) 382-2200.

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

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. At December 31, 2008, the Bank maintained a branch network of 26 full-service branch offices in California and 7 loan production offices (“LPO’s”) in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington.

Our other subsidiaries are Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), which were acquired in January 2007. Founded in 1989, Chun-Ha and All World are insurance agencies that offer a complete line of insurance products, including life, commercial, automobile, health, and property and casualty.

The Bank’s revenues are derived primarily from interest and fees on our loans, interest and dividends on our securities portfolio, and service charges on deposit accounts. A summary of revenues for the periods indicated follows:

	Year Ended December 31,

(Dollars in Thousands)	2008		2007		2006

Interest and Fees on Loans	$223,942	82.8%	$261,992	81.6%	$239,075	80.5%
Interest and Dividends on Investments	14,032	5.2%	17,867	5.6%	19,710	6.6%
Other Interest Income	209	0.1%	1,037	0.3%	1,404	0.5%
Service Charges on Deposit Accounts	18,463	6.8%	18,061	5.6%	17,134	5.8%
Other Non-Interest Income	13,686	5.1%	21,945	6.9%	19,829	6.6%

Total Revenues	$270,332	100.0%	$320,902	100.0%	$297,152	100.0%

Market Area

The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over a wide geographic area, savings banks, industrial banks, credit unions, mortgage companies, insurance companies and other lending institutions, the Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. Substantially all of our assets are located in, and substantially all of our revenues are derived from clients located within, California.

In 2008, the Bank opened two full-service branch offices in Beverly Hills and Northridge. In 2007, the Bank opened two full-service branch offices in Fullerton and Rancho Cucamonga.

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

Commercial Property

The Bank offers commercial real estate loans. These loans are generally collateralized by first deeds of trust. For these commercial real estate loans, the Bank generally obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an Appraisal Review Officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional Appraisal Practice (the “USPAP”). The Bank first looks to cash flow from the borrower to repay the loan and then to cash flow from other sources. The majority of the properties securing these loans are located in Los Angeles County and Orange County.

The Bank’s commercial real estate loans are principally secured by investor-owned commercial buildings and owner-occupied commercial and industrial buildings. Generally, these types of loans are made for a period of up to seven years based on a longer amortization period. These loans usually have a loan-to-value ratio of 65 percent or less, using an adjustable rate indexed to the prime rate appearing in the West Coast edition of The Wall Street Journal (“WSJ Prime Rate”) or the Bank’s prime rate (“Bank Prime Rate”), as adjusted from time to time. The Bank also offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and convert to adjustable rate loans for the remaining term. Amortization schedules for commercial real estate loans generally do not exceed 25 years.

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

As compared to consumer lending, commercial lending entails significant additional risks. These loans typically involve larger loan balances, are generally dependent on the cash flow of the business and may be subject to adverse conditions in the general economy or in a specific industry. Short-term business loans generally are intended to finance current operations and typically provide for principal payment at maturity, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

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

SBA Loans

The Bank originates loans qualifying for guarantees issued by the U.S. SBA, an independent agency of the Federal Government. The SBA guarantees on such loans currently range from 75 percent to 85 percent of the principal. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the loan is secured by a first deed of trust on real property, the Bank generally obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from 5 to 20 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. During the fourth quarter of 2007 and 2006, the Bank also sold the unguaranteed portion of some SBA loans. When the Bank sells a SBA loan, it has a right to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. The Bank retains the right to service the SBA loans, for which it receives servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2008, the Bank had $178.4 million of SBA loans in its portfolio, and was servicing $228.6 million of SBA loans sold to investors.

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

Consumer Loans

Consumer loans are extended for a variety of purposes, including automobile loans, secured and unsecured personal loans, home improvement loans, home equity lines of credit, overdraft protection loans, unsecured lines of credit and credit cards. Management assesses the borrower’s creditworthiness and ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Most of the Bank’s loans to individuals are repayable on an installment basis.

Any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance, because the collateral is more likely to suffer damage or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, the collection of loans to individuals is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, various federal and state laws, including bankruptcy and insolvency laws, often limit the amount that the lender can recover on loans to individuals. Loans to individuals may also give rise to claims and defenses by a consumer borrower against the lender on these loans, and a borrower may be able to assert against any assignee of the note these claims and defenses that the borrower has against the seller of the underlying collateral.

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

Lending Procedures and Loan Limits

Loan applications may be approved by the Board of Directors’ Loan Committee, or by the Bank’s management or lending officers to the extent of their lending authority. Individual lending authority is granted to the Chief Credit Officer and certain additional officers, including District Leaders. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to the Bank’s Management Credit Committee and, for those in excess of the Management Credit Committee’s approval limits, to the Board of Directors’ Loan Committee.

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of stockholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent on a secured basis. At December 31, 2008, the Bank’s authorized legal lending limits for loans to one borrower were $56.9 million for unsecured loans plus an additional $37.9 million for specific secured loans. However, the Bank has established internal loan limits that are lower than the legal lending limits.

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

The Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses on a quarterly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The DFI and/or the Board of Governors of the Federal Reserve System (the “FRB”) may require the Bank to recognize additions to the allowance for loan losses through a provision for credit losses based upon their assessment of the information available to them at the time of their examinations.

Deposits

The Bank raises funds primarily through its network of branches and broker deposits. The Bank attracts deposits by offering a wide variety of transaction and term accounts and personalized customer service. Accounts offered include business and personal checking accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts and certificates of deposit.

Website

We maintain an Internet website at www.hanmi.com. We make available free of charge on the website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (“SEC”). None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K (“Report”). These reports and other information on file can be inspected and copied at the public reference facilities of the SEC at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is www.sec.gov.

Employees

As of December 31, 2008, the Bank had 513 full-time employees and 15 part-time employees and Chun-Ha and All World had 33 full-time employees and 2 part-time employees. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

Insurance

We maintain financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain litigation and other losses.

Competition

The banking and financial services industry in California generally, and in the Bank’s market areas specifically, are highly competitive. The increasingly competitive environment faced by banks is primarily the result of changes in laws and regulation, changes in technology and product delivery systems, new competitors in the market, and the accelerating pace of consolidation among financial service providers. We compete for loans, deposits and customers with other commercial banks, savings institutions, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

Among the advantages that the major banks have over the Bank is their ability to finance extensive advertising campaigns and to allocate their investment assets to the regions with the highest yield and demand. Many of the major commercial banks operating in the Bank’s service areas offer specific services (for instance, trust services) that are not offered directly by the Bank. By virtue of their greater total capitalization, these banks also have substantially higher lending limits.

The recent trend has been for other institutions, including brokerage firms, credit card companies and retail establishments, to offer banking services to consumers, including money market funds with check access and cash advances on credit card accounts. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities compete with banks for the acquisition of deposits.

The Bank’s major competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. Amongst these banks, the Bank is the largest, with a loan portfolio that is 59.4 percent larger than its nearest competitor’s loan portfolio, and a deposit portfolio that is 58.4 percent larger than its nearest competitor’s deposit portfolio. These banks compete for loans primarily through the interest rates and fees they charge and the convenience and quality of service they provide to borrowers. The competition for deposits is primarily based on the interest rate paid and the convenience and quality of service.

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

Economic Developments, Legislation and Regulatory Initiatives

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

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers, such as recent federal legislation permitting affiliations among commercial banks, insurance companies and securities firms. We cannot predict whether or when any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. In addition, the outcome of any investigations initiated by state authorities or litigation raising issues may result in necessary changes in our operations, additional regulation and increased compliance costs.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans and other factors have resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued through 2008 and are anticipated to continue throughout 2009. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and residential construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many commercial as well as residential loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been significantly negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring that institutions take action to address credit quality, liquidity and risk management, and capital adequacy, as well as other safety and soundness concerns.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program (“TARP”), the EESA authorized the U.S. Department of the Treasury (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Initially, $350 billion, or half of the $700 billion, was made immediately available to the Treasury. On January 15, 2009, the remaining $350 billion was released to the Treasury.

On October 14, 2008, the Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the “TARP

CPP”), and since has injected capital into many other financial institutions. The Treasury initially allocated $250 billion towards the TARP CPP. We have filed an application for TARP CPP funds, which remains pending with the Treasury. Under the terms of the TARP CPP, if Hanmi Financial enters into a Securities Purchase Agreement with the Treasury to sell to the Treasury preferred stock and warrants, we would be prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury under the TARP CPP is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

In order to participate in the TARP CPP, financial institutions were also required to adopt certain standards for executive compensation and corporate governance. These standards generally applied to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include: 1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; 2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; 3) prohibition on making golden parachute payments to senior executives; and 4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. If Hanmi Financial were to receive TARP CPP funds, we would be required to comply with these requirements and additionally other requirements adopted in the new legislation as discussed below.

The bank regulatory agencies, the Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participate in the TARP CPP to document their plans and use of TARP CPP funds and their plans for addressing the executive compensation requirements associated with the TARP CPP.

On February 10, 2009, the Treasury and the federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan, which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the FRB’s pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including us, until the institution has repaid the Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

The executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the Treasury. The new standards include (but are not limited to): (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation; (ii) prohibitions on golden parachute payments for departure from a company; (iii) an expanded clawback of bonuses, retention awards and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria; (iv) prohibitions on compensation plans that encourage manipulation of reported earnings; (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of the TARP or otherwise contrary to public interest; (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures;” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a non-binding “Say on Pay” shareholder vote on the compensation of executives.

On February 23, 2008, the Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program (“CAP”) announced on February 10, 2009, including: (i) that the CAP will be initiated on February 25, 2009 and will include “stress test” assessments of major banks and that should the “stress test” indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP CPP will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

On February 25, 2009, the first day the CAP program was initiated, the Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to more a more severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking “stress test” assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these larger institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately. Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program does not replace the TARP CPP, but is an additional program to the TARP CPP, and is open to eligible institutions regardless of whether they participated in the TARP CPP. The deadline to apply to the CAP is May 25, 2009. Recipients of capital under the CAP will be subject to the same executive compensation requirements as if they had received the TARP CPP.

The EESA also increased Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on most accounts from $100,000 to $250,000 through the end of 2009. In addition, the FDIC has implemented two temporary liquidity programs to: (i) provide deposit insurance for the full amount of most noninterest-bearing transaction accounts (the “Transaction Account Guarantee”) through the end of 2009; and (ii) guarantee certain unsecured debt of financial institutions and their holding companies through June 2012 under a temporary liquidity guarantee program (the “Debt Guarantee Program” and together the “TLGP”).

Hanmi Financial and the Bank did not elect to opt out of the Debt Guarantee Program. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to those holding companies that benefit directly and indirectly from the FDIC guarantees.

Supervision and Regulation

General

We are extensively regulated under both federal and certain state laws. Regulation and supervision by the federal and state banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”) administered by the FDIC, and not for the benefit of stockholders. Set forth below is a summary description of the key laws and regulations that relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Several proposals for legislation that could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system) are expected to be introduced and possibly enacted in the new Congress in response to the current economic downturn and financial industry instability. Other legislative and regulatory initiatives that could affect us and the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject us and the Bank to increased regulation, disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules, regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations or changes in policies may be enacted or the extent to which the business of the Bank would be affected thereby.

Hanmi Financial

As a bank and financial holding company, we are subject to regulation and examination by the FRB under the BHCA. Accordingly, we are subject to the FRB’s authority to:

•	require periodic reports and such additional information as the FRB may require.

•	require us to maintain certain levels of capital. See “Capital Standards.”

•	require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of FRB regulations, or both.

•	terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary.

•	take formal or informal enforcement action or issue other supervisory directives and assess civil money penalties for non-compliance under certain circumstances.

•	regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations.

•	limit or prohibit and require FRB prior approval of the payment of dividends.

•	require financial holding companies to divest non-banking activities or subsidiary banks if they fail to meet certain financial holding company standards.

•	approve acquisitions and mergers with other banks or savings institutions and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its non-banking subsidiaries. It is also subject to supervision and examination by the FRB. Examinations are designed to inform the FRB of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies. To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk (for example, from changes in value of portfolio instruments and foreign currency), liquidity risk, operational risk, legal risk and reputation risk.

Bank holding companies may be subject to potential enforcement actions by the FRB for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the FRB. Enforcement actions may include the issuance of cease and desist orders, the imposition of civil money penalties, the requirement to meet and maintain specific capital levels for any capital measure, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against officers or directors and other “institution-affiliated” parties.

Bank holding companies are also subject to capital maintenance requirements on a consolidated basis that are parallel to those required for banks. See “Capital Standards” below. Further, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s view that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the FRB’s regulations, or both.

The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” The prompt corrective action regulatory framework is discussed in “Prompt Corrective Action Regulations” below. Under the prompt corrective action regulations, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan. Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan. However, the aggregate liability of such parent companies will not exceed the lesser of (i) five percent of the bank’s total assets at the time it became undercapitalized and (ii) the amount necessary to bring the bank into compliance with the plan. Failure to restore capital under a capital restoration plan can result in the bank’s being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent bank holding company in other ways. These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank; subordinated debt payments to the parent; and other transactions between the bank and the holding company. In addition, the regulators may impose restrictions on the ability of the holding company itself to pay dividends; require divestiture of holding company affiliates that pose a significant risk to the bank; or require divestiture of the undercapitalized subsidiary bank.

On October 8, 2008, the Bank entered into an informal supervisory agreement (a memorandum of understanding (the “MOU”)) with the FRB and the DFI (collectively, the “Regulators”) to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the MOU relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval.

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

A bank holding company is generally required to give the FRB prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10 percent or more of the company’s consolidated net worth.

A bank holding company is also required to obtain FRB approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if it would thereby directly or indirectly own or control more than five percent of the voting stock of that bank, unless it already owns a majority of the voting stock. Prior approval from the FRB is also required in connection with the acquisition of control of a bank or another bank holding company, or business combinations with another bank holding company.

Subject to certain prior notice or FRB approval requirements, bank holding companies may engage directly or indirectly through a subsidiary in any, or acquire shares of companies engaged in, those non-banking activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Hanmi Financial may engage in these non-banking activities and also broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally without prior FRB approval pursuant to its election to become a financial holding company.

Pursuant to the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), Chun-Ha and All World qualify as financial subsidiaries under the GLBA. Under the GLBA, in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. We have agreed with the FRB to take certain corrective action pursuant to these GLBA requirements.

Hanmi Financial is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, Hanmi Financial and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Securities Registration

Our securities are registered with the SEC under the Exchange Act. As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Sarbanes-Oxley Act of 2002

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

The Bank

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the DFI and by the FRB. As a member bank, the Bank is a stockholder of the Federal Reserve Bank of San Francisco. Specific federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. Supervision, examination and enforcement actions by these agencies are generally intended to protect depositors, creditors, borrowers and the DIF and generally is not intended for the protection of stockholders.

If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•	direct an increase in capital or establish specific minimum capital ratios;

•	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions;

•	enter into informal non-public or formal public memoranda of understanding or written agreements; enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action;

•	remove officers and directors and assess civil monetary penalties; and

•	take possession and close and liquidate the Bank.

As discussed above, on October 8, 2008, the Bank entered into a MOU with the Regulators to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008.

Permissible Activities and Subsidiaries

Under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the FDI Act to those permissible for national banks. California banks may engage in the “commercial banking business,” which generally encompasses lending, deposit-taking and all other kinds of banking business in which banks, including national banks, customarily engage in the United States. Further, California banks may form subsidiaries to engage in the many so-called “closely related to banking” or “non-banking” activities commonly conducted by national banks in operating subsidiaries. Federal law prohibits the Bank and its subsidiaries from engaging in any banking activities in which a national bank cannot engage, unless the activity is found by the FDIC not to pose a significant risk to the DIF. This prohibition does not extend to those activities in which the Bank (or a subsidiary of the Bank) is authorized under state law to engage as agent, advisor, custodian, administrator or trustee for its customer.

In addition, under the GLBA, the Bank may engage in expanded financial activities through specially qualified “financial subsidiaries” to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be and remain well-capitalized and well-managed and in satisfactory compliance with the CRA, and would be subject to the same capital deduction, risk management and affiliate transaction rules that apply to financial subsidiaries of national banks. Generally, a financial subsidiary is permitted to engage in activities, as may a financial holding company, that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. However, a bank financial subsidiary may not engage as principal in underwriting insurance (other than credit life insurance), issue annuities, or engage in real estate development or investment or merchant banking. Presently, the Bank has no financial subsidiaries.

In September 2007, the SEC and the FRB finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided in the GLBA for securities activities that banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. The FRB’s final Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which became effective in 2009, are not expected to have a material effect on the current securities activities that the Bank currently conducts for customers.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994, bank holding companies and banks generally have the ability to acquire or merge with banks in other states, and, subject to certain state restrictions, banks may also acquire or establish new branches outside their home states. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently has no interstate branches.

Federal Home Loan Bank System

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100 percent of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances). At December 31, 2008, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $30.7 million. The FHLB recently announced that it would not pay any dividends on its capital stock in the first quarter of 2009, and there can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2008, the Bank was in compliance with these requirements.

Capital Standards

At December 31, 2008, Hanmi Financial and the Bank’s capital ratios exceed the minimum percentage requirements to be deemed “well capitalized” institutions. See “Notes to

Consolidated Financial Statements, Note 14 — Regulatory Matters.”

Hanmi Financial and the Bank are subject to capital adequacy guidelines that incorporate both risk-based and leverage capital requirements. These capital adequacy guidelines define capital in terms of “core capital elements,” or Tier 1 capital, and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair value. The following items are included as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus, including trust preferred securities (but not in excess of 25 percent of Tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. If Hanmi Financial were to receive TARP CPP funds, they would also count as Tier 1 capital. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25 percent of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements that qualifies as Tier 2 capital is limited to 100 percent of Tier 1 capital.

The minimum required ratio of qualifying total capital to total risk-weighted assets, or the total risk-based capital ratio, is 8.0 percent, at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets, or the Tier 1 risk-based capital ratio, is 4.0 percent. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for assets with low credit risk, such as certain U.S. Treasury securities, to 100 percent for assets with relatively high credit risk, such as business loans.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy. The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest rate risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the institution. Bank holding companies and banks engaged in significant trading activity (trading assets constituting 10 percent or more of total assets, or $1 billion or more) may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Neither Hanmi Financial nor the Bank is currently subject to the market risk capital rules.

Hanmi Financial and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3.0 percent. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0 percent minimum, for a minimum of 4.0 percent to 5.0 percent. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2008, the Bank’s leverage capital ratio was 8.85 percent, and Hanmi Financial’s leverage capital ratio was 8.93 percent, both ratios exceeding regulatory minimums.

As of December 31, 2008, the regulatory capital guidelines and the actual capital ratios for Hanmi Financial and the Bank were as follows:

	Regulatory Capital Guidelines		Actual

	Adequately	Well	Hanmi	Hanmi
	Capitalized	Capitalized	Bank	Financial

Total Risk-Based Capital Ratio	8.00%	10.00%	10.70%	10.79%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	9.44%	9.52%
Tier 1 Leverage Ratio	4.00%	5.00%	8.85%	8.93%

The terms of the MOU included a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and a tangible stockholder’s equity to total tangible assets ratio of 8.68 percent, both above the required 8.0 percent level.

The current risk-based capital guidelines that apply to Hanmi Financial and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, became mandatory for large or “core” international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more); is optional for others, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures in the final new accord in response to recent worldwide developments.

In July 2008, the U.S. federal banking agencies issued a proposed rule that would give banking organizations that do not use the Basel II advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where U.S. markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. A definitive final rule has not been issued. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

Prompt Corrective Action Regulations

Federal law requires each federal banking agency to take prompt corrective action when a bank falls below one or more prescribed minimum capital ratios. The federal banking agencies have, by regulation, defined the following five capital categories:

•	“Well Capitalized” — Total risk-based capital ratio of 10.0 percent, Tier 1 risk-based capital ratio of 6.0 percent, and leverage capital ratio of 5.0 percent, and not subject to any order or written directive by any regulatory authority to meet and maintain a specific capital level for any capital measure;

•	“Adequately Capitalized” — Total risk-based capital ratio of 8.0 percent, Tier 1 risk-based capital ratio of 4.0 percent, and leverage capital ratio of 4.0 percent (or 3.0 percent if the institution receives the highest rating from its primary regulator);

•	“Undercapitalized” — Total risk-based capital ratio of less than 8.0 percent, Tier 1 risk-based capital ratio of less than 4.0 percent, or leverage capital ratio of less than 4.0 percent (or 3.0 percent if the institution receives the highest rating from its primary regulator);

•	“Significantly Undercapitalized” — Total risk-based capital ratio of less than 6.0 percent, Tier 1 risk-based capital ratio of less than 3.0 percent, or leverage capital ratio of less than 3.0 percent; and

•	“Critically Undercapitalized” — Tangible equity to total assets of less than 2.0 percent.

A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

Undercapitalized banks are required to submit capital restoration plans and, during any period of capital inadequacy,

may not pay dividends or make other capital distributions, are subject to asset growth and expansion restrictions and may not be able to accept brokered deposits. At each successively lower capital category, banks are subject to increased restrictions on operations.

The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet safety and soundness standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted or the deficiency is not corrected.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 through the end of 2009. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15 percent and 1.50 percent of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks, this will be between 12 to 16 basis points per $100 of domestic deposits. Premiums for the rest of 2009 have not yet been set.

Additionally, by participating in the transaction account guarantee program under the TLGP, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal Government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113 percent of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

Loans-to-One-Borrower

With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25 percent (and unsecured loans may not exceed 15 percent) of the bank’s stockholders’ equity, allowance for loan losses, and any capital notes and debentures of the bank.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and FRB Regulation O place limitations and conditions on loans or extensions of credit to:

•	a bank or bank holding company’s executive officers, directors and principal stockholders (i.e., in most cases, those persons who own, control or have power to vote more than 10 percent of any class of voting securities);

•	any company controlled by any such executive officer, director or stockholder; or

•	any political or campaign committee controlled by such executive officer, director or principal stockholder.

Such loans and leases:

•	must comply with loan-to-one-borrower limits;

•	require prior full board approval when aggregate extensions of credit to the person exceed specified amounts;

•	must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders;

•	must not involve more than the normal risk of repayment or present other unfavorable features; and

•	in the aggregate limit not exceed the bank’s unimpaired capital and unimpaired surplus.

California has laws and the DFI has regulations that adopt and apply Regulation O to the Bank.

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies where the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

•	prevent any affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts;

•	limit such loans and investments to or in any affiliate individually to 10 percent of the Bank’s capital and surplus;

•	limit such loans and investments to all affiliates in the aggregate to 20 percent of the Bank’s capital and surplus; and

•	require such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the Bank as those prevailing for comparable transactions with non-affiliated parties.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act’s prompt corrective action regulations and the supervisory authority of the federal and state banking agencies discussed above.

Dividends

Holders of Hanmi Financial common stock and preferred stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefore under the laws of the State of Delaware. Delaware corporations such as Hanmi Financial may make distributions to their stockholders out of their surplus, or out of their net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year. However, dividends may not be paid out of a corporation’s net profits if, after the payment of the dividend, the corporation’s capital would be less than the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets.

The FRB has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends. In a February 2009 guidance letter, the FRB directed that a bank holding company should inform the FRB if it is planning to pay a dividend that exceeds earnings for a given quarter or that could affect the bank’s capital position in an adverse way. Further, the FRB’s position that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company’s ability to pay dividends. Hanmi

Financial has agreed with the FRB that it will not declare or pay any dividends or make any payments on its trust preferred securities or any other capital distributions without the prior written consent of the FRB.

The Bank is a legal entity that is separate and distinct from its holding company. Hanmi Financial receives income through dividends paid by the Bank. Subject to the regulatory restrictions described below, future cash dividends by the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions and other factors.

The powers of the Board of Directors of the Bank to declare a cash dividend to its holding company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI, in an amount not exceeding the greatest of: 1) retained earnings of the bank; 2) the net income of the bank for its last fiscal year; or 3) the net income of the bank for its current fiscal year. There are no retained earnings available for cash dividends to Hanmi Financial immediately after December 31, 2008 due to the Bank’s retained deficit of $53.5 million as of December 31, 2008 and a net loss for both its current and last fiscal years. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” for a further discussion of restrictions on the Bank’s ability to pay dividends to Hanmi Financial.

Bank regulators also have authority to prohibit a bank from engaging in business practices considered to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that regulators could assert that the payment of dividends or other payments might, under certain circumstances, be an unsafe or unsound practice, even if technically permissible.

Bank Secrecy Act and USA PATRIOT Act

The Bank Secrecy Act (“BSA”) is a disclosure law that forms the basis of the Federal Government’s framework to prevent and detect money laundering and to deter other criminal enterprises. Under the BSA, financial institutions such as the Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency. Among other requirements, the BSA requires financial institutions to report imports and exports of currency in the amount of $10,000 or more and, in general, all cash transactions of $10,000 or more. The Bank has established a BSA compliance policy under which, among other precautions, the Bank keeps currency transaction reports to document cash transactions in excess of $10,000 or in multiples totaling more than $10,000 during one business day, monitors certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinizes electronic funds transfers for BSA compliance. The BSA also requires that financial institutions report to relevant law enforcement agencies any suspicious transactions potentially involving violations of law.

The USA PATRIOT Act and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws in response to the terrorist attacks in September 2001. The Bank has adopted additional comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for us and the Bank.

Consumer Laws

The Bank and Hanmi Financial are subject to many federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition, including:

•	The Home Ownership and Equity Protection Act of 1994 requires extra disclosures and consumer protections to borrowers from certain lending practices, such as practices deemed to be “predatory lending.”

•	Privacy policies are required by federal and state banking laws and regulations that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. The federal bank regulatory agencies have adopted customer information security guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access or use of such information that could result in substantial harm or inconvenience to any customer.

•	The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data.

•	The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

•	The Truth in Lending Act requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.

•	The Fair Housing Act regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

•	The CRA requires insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities; directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices and further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. In its most recently released public reports, from September 2008, the Bank received an “outstanding” rating.

•	The Home Mortgage Disclosure Act includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•	The Real Estate Settlement Procedures Act requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

•	The National Flood Insurance Act requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.

•	The Americans with Disabilities Act, in conjunction with similar California legislation, requires employers with 15 or more employees and all businesses operating “commercial facilities” or “public accommodations” to accommodate disabled employees and customers.

These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Regulation of Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Chun-Ha and All World are subject to the licensing and supervisory authority of the California Commissioner of Insurance.

Item 1A.	Risk Factors

Together with the other information on the risks we face and our management of risk contained in this Report or in our other SEC filings, the following presents significant risks that may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also adversely impact our financial condition, business operations and results of operations.

We may be subject to further regulatory action.  On October 8, 2008, the members of the Board of Directors

(the “Board”) of the Bank entered into a MOU with the Regulators to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. In addition, Hanmi Financial has committed to the FRB that it will adopt a consolidated capital plan to augment and maintain a sufficient consolidated capital position. The Bank is required to regularly keep our Regulators informed of its progress in complying with the provisions of the MOU. If we fail to comply with the terms of the MOU or any other regulatory orders or agreements we have entered into, or the Regulators believe that further enforcement action against us is necessary, we may be subject to further requirements to take corrective action, face further regulation and intervention and additional constraints on our business operations, any of which could have a material adverse effect on our results of operations, financial condition and business.

Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.  We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the MOU we entered into, we agreed that the Bank would maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent. We have also committed to the FRB to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our existing capital resources may not satisfy our capital requirements for the foreseeable future and may not be sufficient to offset any problem assets. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital to maintain our well-capitalized status and satisfy our agreements with the Regulators.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to continue as a going concern could be materially impaired. Although both Hanmi Financial and the Bank met the requirements to be deemed well-capitalized at December 31, 2008, there can be no assurance that we will continue to be deemed well-capitalized. We have applied to participate in the TARP CPP for an investment of up to $105 million from the Treasury, but we are still waiting a final decision from the Treasury as to whether we will be able to participate in this program. If we cannot raise additional capital through the TARP CPP or other sources when needed, our results of operations and financial condition could be materially and adversely affected. In addition, if we were to raise additional capital through the issuance of additional shares, our stock price could be adversely affected, depending on the terms of any shares we were to issue.

Difficult economic and market conditions have adversely affected our industry.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process.

•	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	Our liquidity could be negatively impacted by an inability to access the capital markets, unforeseen or extraordinary demands on cash, or regulatory restrictions, which could, among other things, materially and adversely affect our business, results of operations and financial condition.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.  Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the EESA and on February 17, 2009, President Obama signed the ARRA in response to the current crisis in the financial sector. The Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA and the ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and the ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to capital and credit or the value of our securities.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition.  As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” global capital markets and economic conditions continue to be adversely affected and the resulting disruption has been particularly acute in the financial sector. Although Hanmi Financial remains well capitalized, our capital ratios have been adversely affected and the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

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

We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations and capital levels.  During the year ended December 31, 2008, we recorded a $75.7 million provision for credit losses and charged off $48.2 million in loans, net of $2.2 million in recoveries. There has been a general slowdown in the economy and in particular, in the housing market in areas of Southern California where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to a financial strain on homebuilders and suppliers, as well as an overall decrease in the collateral value of real estate securing loans. As of December 31, 2008, we had $1.2 billion in commercial real estate, construction and residential property loans. Continuing deterioration in the real estate market generally and in the residential property and construction segment in particular could result in additional loan charge-offs and provisions for credit losses in the future, which could have an adverse effect on our net income and capital levels.

Our allowance for loan losses may not be adequate to cover actual losses.  A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan losses to provide for loan defaults and non-performance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for loan losses is adequate to cover anticipated losses, we cannot assure you that we will not increase the allowance for loan losses further or that our regulators will not require us to increase this allowance.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.  Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

Brokered deposits may be difficult for us to retain or replace at attractive rates as they mature.  Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. In addition, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits “significantly higher” than the prevailing rate in its market. A depository institution that is adequately capitalized may accept brokered deposits if it obtains the prior approval of the FDIC.

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

Our Southern California business focus and economic conditions in Southern California could adversely affect our operations.  The Bank’s operations are located primarily in Los Angeles and Orange counties. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. Deterioration in economic conditions in the Bank’s market areas, or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.

Our concentration in commercial real estate loans located primarily in Southern California could have adverse effects on credit quality.  As of December 31, 2008, the Bank’s loan portfolio included commercial real estate and construction loans, primarily in Southern California, totaling $1,087.8 million, or 32.3 percent of total gross loans. Because of this concentration, a deterioration of the Southern California commercial real estate market could have adverse consequences for the Bank. Among the factors that could contribute to such a decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.

Our concentration in commercial and industrial loans could have adverse effects on credit quality.  As of December 31, 2008, the Bank’s loan portfolio included commercial and industrial loans, primarily in Southern California, totaling $2,099.7 million, or 62.4 percent of total gross loans. Because of this concentration, a deterioration of the Southern California economy could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have adverse consequences for the Bank.

Our concentrations of loans in certain industries could have adverse effects on credit quality.  As of December 31, 2008, the Bank’s loan portfolio included loans to: 1) lessors of non-residential buildings totaling $450.2 million, or 13.4 percent of total gross loans; 2) borrowers in the accommodation industry totaling $444.9 million, or 13.2 percent of total gross loans; and 3) gas stations totaling $381.0 million, or 11.3 percent of total gross loans. Most of these loans are in Southern California. Because of these concentrations of loans in specific industries, a deterioration of the Southern California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have adverse consequences for the Bank.

If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain losses.  A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our financial condition and results of operations. As described herein, the Bank substantially increased its provision for credit losses in 2008 and 2007, as compared to previous years, as a result of increases in historical loss factors, increased charge-offs and migration of more loans into more adverse risk categories.

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets.  A downturn in our real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values continue to further decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.  In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

Our earnings are affected by changing interest rates.  Changes in interest rates affect the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on our financial condition and results of operations. The current historically low interest rate environment resulted by the response to the financial market crisis and the global economic recession in 2008 may affect our operating earnings negatively.

We must manage our funding resources to enable us to meet our ongoing operations costs and our deposit and borrowing obligations as they come due.  Liquidity is essential to our business and any inability to raise funds could have a substantial negative effect on our liquidity. Sources of funds to meet our operating needs and obligations include deposits; interest and fee income on loans and other products and services; earnings on our investment securities portfolio; revenue from the sale or securitization of loans; new capital infusions and borrowings, such as from the FHLB. Adverse regulatory developments or a decline in our financial condition or a decline in financial market conditions generally, such as the recent turmoil faced by depository financial institutions in the domestic and worldwide credit markets, or a decline in the financial condition of the FHLB, could have a significant impact on our ability to meet our liquidity needs, including our ability to attract deposits in an increasingly competitive environment. We cannot forecast if or when market liquidity conditions will improve from current stresses, although it is our expectation that the existing turmoil in the financial and credit markets may continue to affect its performance at least throughout 2009.

The short-term and long-term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.  As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to the Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

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

Competition may adversely affect our performance.  The banking and financial services businesses in our market areas are highly competitive. We face competition in attracting deposits, making loans, and attracting and retaining employees. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, new competitors in the market, and the pace of consolidation among financial services providers. Our results in the future may differ depending upon the nature and level of competition.

Hanmi Bank is currently restricted from paying dividends to Hanmi Financial and Hanmi Financial is restricted from paying dividends to stockholders and from making any payments on its trust preferred securities. The primary source of Hanmi Financial’s income from which we pay Hanmi Financial obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank currently has deficit retained earnings and has suffered net losses in 2007 and 2008, largely caused by goodwill impairments. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank is prohibited from paying dividends to Hanmi Financial unless it receives prior regulatory approval. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources.” Furthermore, Hanmi Financial has agreed that it will not pay any dividends or make any payments on our outstanding $82.4 million of trust preferred securities or any other capital distributions without the prior written consent of the FRB. We began to defer interest payment on our trust preferred securities commencing with the interest payment that was due on January 15, 2009. If we defer interest payments for more than 20 consecutive quarters under any of our outstanding trust preferred instruments, then we would be in default under such trust preferred arrangements and the amounts due under the agreements pursuant to which we issued our trust preferred securities would be immediately due and payable. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a further discussion of restrictions on the Bank’s ability to pay dividends to Hanmi Financial.

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

The price of our common stock may be volatile or may decline.  The trading price of our common stock may fluctuate widely because of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted legislative or regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors identified above in “Cautionary Note Regarding Forward-Looking Statements.” Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation and potential delisting from The NASDAQ Stock Market, Inc. (“Nasdaq”).

Anti-takeover provisions and state and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.  Various provisions of our certificate of incorporation and by-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, a classified board of directors, supermajority voting approval for certain actions, limitation on large stockholders taking certain actions and the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining stockholder approval. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

We may face other risks.  From time to time, we detail other risks with respect to our business and/or financial results in our filings with the SEC.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. The office is leased pursuant to a five-year term, which expires on November 30, 2013.

The following table sets forth information about our offices as of December 31, 2008:

Owned/
Office	Address	City/State	Leased

Corporate Headquarters (1)	3660 Wilshire Boulevard, Penthouse Suite A	Los Angeles, CA	Leased
Branches:
Beverly Hills Branch	9300 Wilshire Boulevard, Suite 101	Beverly Hills, CA	Leased
Cerritos — Artesia Branch	11754 East Artesia Boulevard	Artesia, CA	Leased
Cerritos — South Branch	11900 South Street, Suite 109	Cerritos, CA	Leased
Downtown — Los Angeles Branch	950 South Los Angeles Street	Los Angeles, CA	Leased
Fashion District Branch	726 East 12th Street, Suite 211	Los Angeles, CA	Leased
Fullerton — Beach Branch	5245 Beach Boulevard	Buena Park, CA	Leased
Garden Grove — Brookhurst Branch	9820 Garden Grove Boulevard	Garden Grove, CA	Owned
Garden Grove — Magnolia Branch	9122 Garden Grove Boulevard	Garden Grove, CA	Owned
Gardena Branch	2001 West Redondo Beach Boulevard	Gardena, CA	Leased
Irvine Branch	14474 Culver Drive, Suite D	Irvine, CA	Leased
Koreatown Galleria Branch	3250 West Olympic Boulevard, Suite 200	Los Angeles, CA	Leased
Koreatown Plaza Branch	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
Northridge Branch	10180 Reseda Boulevard	Northridge, CA	Leased
Olympic Branch (2)	3737 West Olympic Boulevard	Los Angeles, CA	Owned
Olympic — Kingsley Branch	3099 West Olympic Boulevard	Los Angeles, CA	Owned
Rancho Cucamonga Branch	9759 Baseline Road	Rancho Cucamonga, CA	Leased
Rowland Heights Branch	18720 East Colima Road	Rowland Heights, CA	Leased
San Diego Branch	4637 Convoy Street, Suite 101	San Diego, CA	Leased
San Francisco Branch	1469 Webster Street	San Francisco, CA	Leased
Silicon Valley Branch	2765 El Camino Real	Santa Clara, CA	Leased
Torrance — Crenshaw Branch	2370 Crenshaw Boulevard, Suite H	Torrance, CA	Leased
Torrance — Del Amo Mall Branch	21838 Hawthorne Boulevard	Torrance, CA	Leased
Van Nuys Branch	14427 Sherman Way	Van Nuys, CA	Leased
Vermont Branch (3)	933 South Vermont Avenue	Los Angeles, CA	Owned
Western Branch	120 South Western Avenue	Los Angeles, CA	Leased
Wilshire — Hobart Branch	3660 Wilshire Boulevard, Suite 103	Los Angeles, CA	Leased
Departments:
Commercial Loan Department (1)	3660 Wilshire Boulevard, Suite 1050	Los Angeles, CA	Leased
Consumer Loan Center (1)	3099 West Olympic Boulevard, Second Floor	Los Angeles, CA	Owned
Insurance Department (1)	3660 Wilshire Boulevard, Suite 424	Los Angeles, CA	Leased
International Finance Department (1)	933 South Vermont Avenue, 2nd Floor	Los Angeles, CA	Leased
SBA Loan Center (1)	3660 Wilshire Boulevard, Suite 116	Los Angeles, CA	Leased
LPO’s and Subsidiaries:
Atlanta LPO (1)	3585 Peachtree Industrial Boulevard, Suite 144	Duluth, GA	Leased
Chicago LPO (1)	6200 North Hiawatha, Suite 235	Chicago, IL	Leased
Dallas LPO (1)	2711 LBJ Freeway, Suite 114	Farmers Branch, TX	Leased
Denver LPO (1)	3033 South Parker Road, Suite 340	Aurora, CO	Leased
Northwest Region LPO (1)	3500 108th Avenue Northeast, Suite 280	Bellevue, WA	Leased
Virginia LPO (1)	7535 Little River Turnpike, Suite 200B	Annandale, VA	Leased
Chun-Ha/All World (1)	12912 Brookhurst Street, Suite 480	Garden Grove, CA	Leased
Chun-Ha (1)	3225 Wilshire Boulevard, Suite 1806	Los Angeles, CA	Leased

(1)	Deposits are not accepted at this facility.

(2)	Training Facility is also located at this facility.

(3)	Administrative offices are also located at this facility.

As of December 31, 2008, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $20.3 million. Our total occupancy expense, exclusive of furniture and equipment expense, was $5.2 million for the year ended December 31, 2008. Hanmi Financial and its subsidiaries consider their present facilities to be sufficient for their current operations.

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

During the fourth quarter of 2008, no matters were submitted to stockholders for a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported by Nasdaq under the symbol “HAFC”:

	High	Low	Cash Dividend

2008:
Fourth Quarter	$5.19	$1.65	—
Third Quarter	$6.77	$4.65	—
Second Quarter	$7.79	$5.20	$0.03 Per Share
First Quarter	$9.82	$6.80	$0.06 Per Share
2007:
Fourth Quarter	$16.70	$8.39	$0.06 Per Share
Third Quarter	$17.39	$14.04	$0.06 Per Share
Second Quarter	$19.50	$15.74	$0.06 Per Share
First Quarter	$23.18	$18.58	$0.06 Per Share

Holders

Hanmi Financial had 339 registered stockholders of record as of March 1, 2009.

Dividends

Hanmi Financial has agreed with the FRB that it will not pay any cash dividends to its stockholders without prior consent of the FRB. Hanmi Bank is also required to seek prior approval from the Regulators to pay cash dividends to Hanmi Financial. The ability of Hanmi Financial to pay dividends to its stockholders is also directly dependent on the ability of the Bank to pay dividends to us. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (a) the retained earnings of the bank or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period.

As a result of the net loss incurred by the Bank in 2007, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. However, Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions. The Bank had a retained deficit of $53.5 million as of December 31, 2008.

Due to the net losses for 2008 and 2007, FRB approval is required for payment of bank dividends to Hanmi Financial in 2008. FRB Regulation H Section 208.5 provides that the Bank must obtain FRB approval to declare and pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. On August 29, 2008, we announced the suspension of our quarterly cash dividend. As a result of entering into the MOU and further agreements we have entered into with the FRB, we are required to obtain regulatory approval prior to the Bank or Hanmi Financial declaring any dividends to its respective shareholders.

There can be no assurance when or if these approvals would be granted, or that, even if granted, the Board of Directors will continue to authorize cash dividends to our stockholders.

Performance Graph

The following graph shows a comparison of stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: 1) the Nasdaq Composite® (U.S.) Index; 2) the Standard and Poors (“S&P”) 500 Financials Index; and 3) the SNL Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference this Report into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

TOTAL RETURN PERFORMANCE

			December 31,

Index	Symbol	2003	2004	2005	2006	2007	2008

Hanmi Financial	HAFC	$100.00	$183.81	$184.73	$235.52	$92.62	$23.10
Nasdaq Composite	IXIC	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
S&P 500 Financials	S5FINL	$100.00	$110.70	$117.38	$139.94	$114.55	$52.43
SNL Bank $1B-$5B	—	$100.00	$123.42	$121.31	$140.38	$102.26	$84.81

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2008, there were no purchases of equity securities. As of December 31, 2008, there was no current plan authorizing purchases of equity securities.

Item 6.	Selected Financial Data

The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five years ended December 31, 2008 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

		As of and for the Year Ended December 31,

(Dollars in thousands, except for per share data)	2008	2007	2006	2005	2004

SUMMARY STATEMENTS OF OPERATIONS:
Interest and Dividend Income	$238,183	$280,896	$260,189	$200,941	$135,554
Interest Expense	103,782	129,110	106,946	62,850	32,652

Net Interest Income Before Provision for Credit Losses	134,401	151,786	153,243	138,091	102,902
Provision for Credit Losses	75,676	38,323	7,173	5,395	2,907
Non-Interest Income	32,149	40,006	36,963	31,450	26,211
Non-Interest Expense	194,322	189,929	77,313	70,201	66,566

Income (Loss) Before Provision (Benefit) for Income Taxes	(103,448)	(36,460)	105,720	93,945	59,640
Provision (Benefit) for Income Taxes	(1,355)	24,302	40,370	36,144	22,960

NET INCOME (LOSS)	$(102,093)	$(60,762)	$65,350	$57,801	$36,680

SUMMARY BALANCE SHEETS:
Cash and Cash Equivalents	$215,188	$122,398	$138,501	$163,477	$127,164
Total Investment Securities	197,876	350,457	391,579	443,912	418,973
Net Loans (1)	3,291,125	3,241,097	2,837,390	2,469,080	2,234,842
Total Assets	3,875,816	3,983,657	3,725,243	3,414,252	3,104,188
Total Deposits	3,070,080	3,001,699	2,944,715	2,826,114	2,528,807
Total Liabilities	3,611,901	3,613,101	3,238,873	2,987,923	2,704,298
Total Stockholders’ Equity	263,915	370,556	486,370	426,329	399,890
Tangible Equity	258,965	256,548	272,412	208,580	178,771
Average Net Loans (1)	3,276,142	3,049,775	2,721,229	2,359,439	1,912,534
Average Investment Securities	271,802	368,144	414,672	418,750	425,537
Average Interest-Earning Assets	3,653,720	3,494,758	3,214,761	2,871,564	2,387,412
Average Total Assets	3,866,856	3,882,891	3,602,181	3,249,190	2,670,701
Average Deposits	2,913,171	2,989,806	2,881,448	2,632,254	2,129,724
Average Borrowings	591,930	355,819	221,347	165,482	223,780
Average Interest-Bearing Liabilities	2,874,470	2,643,296	2,367,389	2,046,227	1,687,688
Average Stockholders’ Equity	323,462	492,637	458,227	417,813	293,313
Average Tangible Equity	264,490	275,036	242,362	198,527	143,262
PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(2.23)	$(1.27)	$1.34	$1.18	$0.87
Earnings (Loss) Per Share — Diluted	$(2.23)	$(1.27)	$1.32	$1.16	$0.84
Book Value Per Share (2)	$5.75	$8.08	$9.91	$8.76	$8.11
Tangible Book Value Per Share (3)	$5.64	$5.59	$5.55	$4.29	$3.62
Cash Dividends Per Share	$0.09	$0.24	$0.24	$0.20	$0.20
Common Shares Outstanding	45,905,549	45,860,941	49,076,613	48,658,798	49,330,704

(1)	Loans receivable, net of allowance for loan losses and deferred loan fees, and loans held for sale.

(2)	Total stockholders’ equity divided by common shares outstanding.

(3)	Tangible equity divided by common shares outstanding.

	As of and for the Year Ended December 31,

	2008	2007	2006	2005	2004

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (4)	(2.64)%	(1.56)%	1.81%	1.78%	1.37%
Return on Average Stockholders’ Equity (5)	(31.56)%	(12.33)%	14.26%	13.83%	12.51%
Return on Average Tangible Equity (6)	(38.60)%	(22.09)%	26.96%	29.11%	25.60%
Net Interest Spread (7)	2.91%	3.16%	3.57%	3.93%	3.75%
Net Interest Margin (8)	3.68%	4.34%	4.77%	4.81%	4.31%
Efficiency Ratio (9)	116.67%	99.03%	40.65%	41.41%	51.56%
Dividend Payout Ratio (10)	(4.05)%	(18.11)%	18.02%	16.84%	26.90%
Average Stockholders’ Equity to Average Total Assets	8.36%	12.69%	12.72%	12.86%	10.98%
SELECTED CAPITAL RATIOS:
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	10.79%	10.65%	12.55%	12.04%	11.98%
Hanmi Bank	10.70%	10.59%	12.28%	11.98%	11.80%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	9.52%	9.40%	11.58%	11.03%	10.93%
Hanmi Bank	9.44%	9.34%	11.31%	10.96%	10.75%
Tier 1 Capital to Average Total Assets:
Hanmi Financial	8.93%	8.52%	10.08%	9.11%	8.93%
Hanmi Bank	8.85%	8.47%	9.85%	9.06%	8.78%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (11)	3.62%	1.66%	0.50%	0.41%	0.27%
Non-Performing Assets to Total Assets (12)	3.17%	1.37%	0.38%	0.30%	0.19%
Net Loan Charge-Offs to Average Total Gross Loans	1.38%	0.73%	0.17%	0.12%	0.19%
Allowance for Loan Losses to Total Gross Loans	2.11%	1.33%	0.96%	1.00%	1.00%
Allowance for Loan Losses to Non-Performing Loans	58.23%	80.05%	193.86%	246.40%	377.49%

(4)	Net income (loss) divided by average total assets.

(5)	Net income (loss) divided by average stockholders’ equity.

(6)	Net income (loss) divided by average tangible equity.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets.

(9)	Total non-interest expense divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Dividends declared per share divided by basic earnings (loss) per share.

(11)	Non-performing loans consist of non-accrual loans, loans past due 90 days or more and restructured loans.

(12)	Non-performing assets consist of non-performing loans and other real estate owned.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

		Year Ended December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Average Stockholders’ Equity	$323,462	$492,637	$458,227	$417,813	$293,313
Less Average Goodwill and Average Other Intangible Assets	(58,972)	(217,601)	(215,865)	(219,286)	(150,051)

Average Tangible Equity	$264,490	$275,036	$242,362	$198,527	$143,262

Return on Average Stockholders’ Equity	(31.56)%	(12.33)%	14.26%	13.83%	12.51%
Effect of Average Goodwill and Average Other Intangible Assets	(7.04)%	(9.76)%	12.70%	15.28%	13.09%

Return on Average Tangible Equity	(38.60%)	(22.09%)	26.96%	29.11%	25.60%

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	December 31,

(Dollars in thousands, except per share amounts)	2008	2007	2006	2005	2004

Total Stockholders’ Equity	$263,915	$370,556	$486,370	$426,329	$399,890
Less Goodwill and Other Intangible Assets	(4,950)	(114,008)	(213,958)	(217,749)	(221,119)

Tangible Equity	$258,965	$256,548	$272,412	$208,580	$178,771

Book Value Per Share	$5.75	$8.08	$9.91	$8.76	$8.11
Effect of Goodwill and Other Intangible Assets	(0.11)	(2.49)	(4.36)	(4.47)	(4.49)

Tangible Book Value Per Share	$5.64	$5.59	$5.55	$4.29	$3.62

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2008, 2007 and 2006. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements because of certain factors discussed elsewhere in this Report. See “Item 1A. Risk Factors.”

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

Allowance for Loan Losses

We believe the allowance for loan losses and allowance for off-balance sheet items are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on 10 segmented loan pools by risk rating, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in non-performing loans. Concentration of credit, change of lending management and staff, quality of loan review system, and change in interest rate are other qualitative factors that are considered in our methodologies. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan losses and allowance for off-balance sheet items.

Loan Sales

We normally sell SBA and residential mortgage loans to secondary market investors. When SBA guaranteed loans are sold, we generally retain the right to service these loans. We record a loan servicing asset when the benefits of servicing are expected to be more than adequate compensation to a servicer, which is determined by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions (such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates) are also used in determining the value of the loan servicing assets. Loan servicing assets are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 4 — Loans” presented elsewhere herein.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired. As of December 31, 2008, there was no remaining goodwill. As of December 31, 2007, goodwill was $107.1 million, which resulted primarily from the acquisition of Pacific Union Bank (“PUB”) in 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit — our banking operations. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

During our assessments of goodwill during the second quarter of 2008 and the fourth quarter of 2007, we recognized impairment losses on goodwill of $107.4 million and $102.9 million, respectively, occasioned by the decline in the market value of our common stock that reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks. Goodwill is discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 6 — Goodwill” presented elsewhere herein.

Investment Securities

The classification and accounting for investment securities are discussed in more detail in “Notes to Consolidated Financial

Statements, Note 1 — Summary of Significant Accounting Policies” presented elsewhere herein. Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.

The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. We ensure whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if it is determined that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third-party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations that utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment (“OTTI”) to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine our financial resources, intent and overall ability to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, that are deemed other-than-temporarily impaired as of December 31, 2008 and 2007. Investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 3 — Securities” presented elsewhere herein.

Income Taxes

We provide for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2008 and 2007, no valuation allowance was required. Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.

Executive Overview

The focus of our business has been on commercial and real estate lending. Since the second half of 2007, the economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels. As a result, we have had to make substantial provisions for credit losses in 2007 and 2008, which adversely affected our earnings. We believe that our results of operations will continue to be adversely affected if economic conditions, particularly in California, continue to deteriorate. Following our most recent safety and soundness exam, we entered into a MOU with the Regulators whereby we have agreed to take certain corrective actions and maintain certain levels of capital.

Starting in the fourth quarter of 2007, we expanded our portfolio monitoring activities in an attempt to identify problematic loans. For non-performing loans, we enhanced our collection efforts, increased workout and collection personnel and created individual action plans to maximize, to the extent possible, collections on such loans. We have also made significant changes in two critical areas. First, we have enhanced our policies and procedures regarding the monitoring of loans to be more stringent and make it more difficult to allow exceptions from our loan policy. Second, we strengthened and centralized the loan underwriting and approval processes, including centralizing the credit underwriting function at two locations, created a central monitoring mechanism to monitor all loans, and increased resources in the Bank’s departments responsible for addressing problem assets.

Complementing these initiatives is a program to improve our organizational structure and streamline our operations. Our goal is to reduce costs and gain greater operating efficiencies. During the third quarter of 2008, we reduced our headcount by approximately 10 percent. The headcount reduction was across all of our operations, but the majority was in marketing. As of December 31, 2008, we had 559 full-time equivalent employees as compared to 655 full-time equivalent employees as of December 31, 2007.

In 2008, total assets decreased 2.7 percent, reflecting the weakening economy and our new strategy of focusing on asset quality over growth, compared to increases of 6.9 percent and 9.1 percent in 2007 and 2006. Total assets were $3,875.8 million at December 31, 2008 as compared to $3,983.7 million and $3,725.2 million at December 31, 2007 and 2006, respectively. Net loans were $3,291.1 million at December 31, 2008 as compared to $3,241.1 million and $2,837.4 million at December 31, 2007 and 2006, respectively. Total deposits were $3,070.1 million at December 31, 2008 as compared to $3,001.7 million and $2,944.7 million at December 31, 2007 and 2006, respectively.

Effective January 2, 2007, we completed the acquisitions of Chun-Ha and All World, which had combined total assets of $3.9 million on the date of acquisition. The acquisitions were accounted for as purchases, so the operating results of Chun-Ha and All World are included from the acquisition date.

For the years ended December 31, 2008 and 2007, we recognized net losses of $102.1 million and $60.8 million, respectively, as compared with net income of $65.4 million for the year ended December 31, 2006. Such losses in 2008 and 2007 were mainly caused by goodwill impairment charges of $107.4 million and $102.9 million, respectively, occasioned by the decline in the market value of our common stock that reflects, in part, recent turmoil in the financial markets, and provisions for credit losses of $75.7 million and $38.3 million, respectively. For the years ended December 31, 2008 and 2007, our diluted loss per share was ($2.23) and ($1.27), respectively, as compared to diluted earnings per share of $1.32 for the year ended December 31, 2006. If we measure our operating results from our continuing operations excluding the impact of the goodwill impairment charges, we realized non-GAAP net income of $5.3 million and $42.1 million for the years ended December 31, 2008 and 2007, respectively, as compared with $65.4 million for the year ended December 31, 2006.

Non-GAAP net income is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Non-GAAP net income is calculated by adding the impairment loss on goodwill and GAAP net income (loss) together. Management believes the presentation of this financial measure excluding the impact of the goodwill impairment charges provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess the results from our core banking operations. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2008	2007
	(In thousands)

GAAP Net Loss	$(102,093)	$(60,762)
Impairment Loss on Goodwill	107,393	102,891

Non-GAAP Net Income, Excluding Impairment Loss on Goodwill	$5,300	$42,129

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

Net interest income is affected by the change in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” Our net interest income also is affected by changes in the yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate changes.” Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, income tax policies, governmental budgetary matters and the actions of the FRB.

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated.

	Year Ended December 31,

	2008			2007			2006

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,332,133	$223,942	6.72%	$3,080,544	$261,992	8.50%	$2,747,922	$239,075	8.70%
Municipal Securities (2)	63,918	2,717	4.25%	71,937	3,055	4.25%	72,694	3,087	4.25%
Obligations of Other U.S. Government Agencies	65,440	2,813	4.30%	116,701	4,963	4.25%	122,503	5,148	4.20%
Other Debt Securities	142,444	6,574	4.62%	179,506	8,436	4.70%	219,475	10,120	4.61%
Equity Securities	38,516	1,918	4.98%	26,228	1,413	5.39%	24,684	1,354	5.49%
Federal Funds Sold	8,934	166	1.86%	19,746	1,032	5.23%	27,410	1,402	5.11%
Term Federal Funds Sold	1,913	43	2.25%	96	5	5.21%	41	2	4.88%
Interest-Earning Deposits	422	10	2.37%	—	—	—	32	1	4.04%

Total Interest-Earning Assets	3,653,720	238,183	6.52%	3,494,758	280,896	8.04%	3,214,761	260,189	8.09%

Noninterest-Earning Assets:
Cash and Cash Equivalents	88,679			92,148			93,535
Allowance for Loan Losses	(55,991)			(30,769)			(26,693)
Other Assets	180,448			326,754			320,578

Total Noninterest-Earning Assets	213,136			388,133			387,420

Total Assets	$3,866,856			$3,882,891			$3,602,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$89,866	2,093	2.33%	$97,173	2,004	2.06%	$107,811	1,853	1.72%
Money Market Checking and NOW Accounts	618,779	19,909	3.22%	452,825	15,446	3.41%	471,780	14,539	3.08%
Time Deposits of $100,000 or More	1,045,968	43,598	4.17%	1,430,603	75,516	5.28%	1,286,202	64,184	4.99%
Other Time Deposits	527,927	18,753	3.55%	306,876	15,551	5.07%	280,249	12,977	4.63%
Federal Home Loan Bank Advances and Other Borrowings	509,524	14,373	2.82%	273,413	13,949	5.10%	138,941	6,977	5.02%
Junior Subordinated Debentures	82,406	5,056	6.14%	82,406	6,644	8.06%	82,406	6,416	7.79%

Total Interest-Bearing Liabilities	2,874,470	103,782	3.61%	2,643,296	129,110	4.88%	2,367,389	106,946	4.52%

Noninterest-Bearing Liabilities:
Demand Deposits	630,631			702,329			735,406
Other Liabilities	38,293			44,629			41,159

Total Noninterest-Bearing Liabilities	668,924			746,958			776,565

Total Liabilities	3,543,394			3,390,254			3,143,954
Stockholders’ Equity	323,462			492,637			458,227

Total Liabilities and Stockholders’ Equity	$3,866,856			$3,882,891			$3,602,181

Net Interest Income		$134,401			$151,786			$153,243

Net Interest Spread(3)			2.91%			3.16%			3.57%

Net Interest Margin(4)			3.68%			4.34%			4.77%

(1)	Average balances for loans include non-accrual loans and net of deferred fees and related direct costs. Loan fees have been included in the calculation of interest income. Loan fees were $2.4 million, $2.7 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Tax-exempt income, computed on a tax-equivalent basis using an effective marginal rate of 35 percent, was $4.2 million, $4.7 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Yields on tax-exempt income were 6.54 percent, 6.53 percent and 6.53 percent for the years ended December 31, 2008, 2007 and 2006, respectively.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest and Dividend Income:
Gross Loans, Net	$20,139	$(58,189)	$(38,050)	$28,385	$(5,468)	$22,917
Municipal Securities	(341)	3	(338)	(30)	(2)	(32)
Obligations of Other U.S. Government Agencies	(2,202)	52	(2,150)	(249)	64	(185)
Other Debt Securities	(1,713)	(149)	(1,862)	(1,877)	193	(1,684)
Equity Securities	619	(114)	505	84	(25)	59
Federal Funds Sold	(398)	(468)	(866)	(401)	31	(370)
Term Federal Funds Sold	43	(5)	38	3	—	3
Interest-Earning Deposits	10	—	10	—	(1)	(1)

Total Interest and Dividend Income	16,157	(58,870)	(42,713)	25,915	(5,208)	20,707

Interest Expense:
Savings	(158)	247	89	(195)	346	151
Money Market Checking and NOW Accounts	5,382	(919)	4,463	(601)	1,508	907
Time Deposits of $100,000 or More	(17,907)	(14,011)	(31,918)	7,481	3,851	11,332
Other Time Deposits	8,835	(5,633)	3,202	1,291	1,283	2,574
Federal Home Loan Bank Advances and Other Borrowings	8,497	(8,073)	424	6,858	114	6,972
Junior Subordinated Debentures	—	(1,588)	(1,588)	—	228	228

Total Interest Expense	4,649	(29,977)	(25,328)	14,834	7,330	22,164

Change in Net Interest Income	$11,508	$(28,893)	$(17,385)	$11,081	$(12,538)	$(1,457)

For the years ended December 31, 2008 and 2007, net interest income was $134.4 million and $151.8 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2008 were 2.91 percent and 3.68 percent, respectively, compared to 3.16 percent and 4.34 percent, respectively, for the year ended December 31, 2007 and 3.57 percent and 4.77 percent, respectively, for the year ended December 31, 2006.

Average loans were $3.33 billion in 2008, as compared with $3.08 billion in 2007 and $2.75 billion in 2006, representing increases of 8.2 percent and 12.1 percent in 2008 and 2007, respectively. Average interest-earning assets were $3.65 billion in 2008, as compared with $3.49 billion in 2007 and $3.21 billion in 2006, representing increases of 4.5 percent and 8.7 percent in 2008 and 2007, respectively. In 2008, the majority of interest-earning assets growth was funded by a $236.1 million increase in FHLB advances and other borrowings. In 2007, the growth was funded primarily by $108.4 million increase in average total deposits and a $134.5 million increase in FHLB advances and other borrowings. Total average interest-bearing liabilities grew by $231.2 million and $275.9 million, respectively, in 2008 and 2007.

The average yield on interest-earning assets decreased by 152 basis points to 6.52 percent in 2008, after a five basis point decrease in 2007 to 8.04 percent from 8.09 percent in 2006. The average cost on interest-bearing liabilities decreased to 3.61 percent in 2008, compared to 4.88 percent in 2007 and 4.52 percent in 2006. As a result, interest income decreased 15.2 percent to $238.2 million for 2008 from $280.9 million in 2007 and interest expense decreased 19.6 percent to $103.8 million from $129.1 million in 2007. In 2007, interest income increased by 8.0 percent to $280.9 million from $260.2 million in 2006, but was outpaced by a 20.7 percent increase in interest expense to $129.1 million in 2007 from $106.9 million in 2006.

In 2008, net interest income decreased by 11.5 percent to $134.4 million, compared to $151.8 million in 2007, as the growth in average interest-earning assets was offset by the FRB’s lowering of rates. In 2007, net interest income decreased by 1.0 percent to $151.8 million from $153.2 million in 2006, due primarily to the FRB’s lowering of rates.

Provision for Credit Losses

For the year ended December 31, 2008, the provision for credit losses was $75.7 million, compared to $38.3 million for the year ended December 31, 2007. The increase in the provision for credit losses is attributable to increases in net charge-offs, non-performing loans and criticized and classified loans. Net charge-offs increased $23.3 million, or 103.1 percent, from $22.6 million for the year ended December 31, 2007 to $46.0 million for the year ended December 31, 2008. Non-performing loans increased from $54.5 million, or 1.66 percent of total gross loans, as of December 31, 2007 to $121.9 million, or 3.62 percent of total gross loans, as of December 31, 2008.

For the year ended December 31, 2007, the provision for credit losses was $38.3 million, compared to $7.2 million for the year ended December 31, 2006. The increase in the provision for credit losses is attributable to increases in the loan portfolio, net charge-offs, non-performing loans and criticized and classified loans. The gross loan portfolio increased $419.1 million, or 14.6 percent, from $2,868.0 million at December 31, 2006 to $3,287.1 million at December 31, 2007. Net charge-offs increased $18.1 million, or 394.3 percent, from $4.6 million for the year ended December 31, 2006 to $22.6 million for the year ended December 31, 2007. Non-performing loans increased from $14.2 million, or 0.50 percent of total gross loans, as of December 31, 2006 to $54.5 million, or 1.66 percent of total gross loans, as of December 31, 2007.

Non-Interest Income

The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Service Charges on Deposit Accounts	$18,463	$18,061	$17,134
Insurance Commissions	5,067	4,954	770
Trade Finance Fees	3,088	4,493	4,567
Other Service Charges and Fees	2,365	2,527	2,359
Remittance Fees	2,194	2,049	2,056
Bank-Owned Life Insurance Income	952	933	879
Gain on Sales of Loans	765	5,452	6,917
Gain on Sales of Securities Available for Sale	77	—	2
Other-Than-Temporary Impairment Loss on Securities	(3,115)	(1,074)	—
Other Income	2,293	2,611	2,279

Total Non-Interest Income	$32,149	$40,006	$36,963

We earn non-interest income from four major sources: service charges on deposit accounts, insurance commissions, fees generated from international trade finance and gain on sales of loans. For the year ended December 31, 2008, non-interest income was $32.1 million, a decrease of 19.6 percent from $40.0 million for the year ended December 31, 2007. The decrease in non-interest income for 2008 is primarily due to lower gain on sales of loans, an increase in OTTI loss on securities, and lower trade finance fee income. For the year ended December 31, 2007, non-interest income was $40.0 million, an increase of 8.2 percent from $37.0 million for the year ended December 31, 2006. The overall increase in non-interest income for 2007 is primarily due to expansion in the Bank’s loan and deposit portfolios and higher insurance commissions due to the acquisition of two insurance agencies in January 2007, partially offset by lower gain on sales of loans and an OTTI loss on securities

Service charges on deposit accounts increased $402,000, or 2.2 percent, in 2008 compared to 2007 and increased $927,000, or 5.4 percent, in 2007 compared to 2006. Service charge income on deposit accounts increased in 2008 and 2007 due to increase in demand deposit transaction volume. Average demand deposits decreased by 10.2 percent to $630.6 million in 2008 from $702.3 million in 2007 and decreased by 4.5 percent to $702.3 million in 2007 from $735.4 million in 2006.

Insurance commissions increased $113,000, or 2.3 percent, in 2008 compared to 2007 and increased $4.2 million, or 543.4 percent, in 2007 compared to 2006. Insurance commissions increased in 2007 due to the acquisition of two insurance agencies in January 2007.

Fees generated from international trade finance decreased by 31.3 percent from $4.5 million in 2007 to $3.1 million in 2008 and decreased by 1.6 percent from $4.6 million in 2006 to $4.5 million in 2007. The decrease in 2008 is due primarily to depressed international trading activities in this recessionary economy. The decrease in 2007 is attributable primarily to decreased export letter of credit volume. Trade finance fees relate primarily to import and export letters of credit.

Gain on sales of loans was $765,000 in 2008, compared to $5.5 million in 2007 and $6.9 million in 2006, representing a decrease of 86.0 percent for the year ended December 31, 2008 and a decrease of 21.2 percent for the year ended December 31, 2007. In 2008, the decrease in gain on sales of loans was due to a depressed secondary market for SBA loans. In 2007, the decrease in gain on sales of loans resulted from lower premiums, which decreased to 4.3 percent in 2007 compared to 5.3 percent in 2006. During 2008, there were $23.3 million of SBA loans sold, compared to $116.6 million in 2007 and $110.7 million in 2006.

We periodically evaluate our investments for OTTI. During 2008, we recorded an OTTI charge of $3.1 million, which consisted of an impairment loss of $2.4 million on a Lehman Brothers corporate bond, and an impairment loss of $705,000 on a CRA equity fund investment. During 2007, we recorded an OTTI charge of $1.1 million to write down the value of an investment in CRA preferred securities to their estimated fair value.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the years indicated:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Salaries and Employee Benefits	$42,209	$47,036	$40,512
Occupancy and Equipment	11,158	10,494	9,643
Data Processing	5,799	6,390	5,857
Professional Fees	3,539	2,468	1,910
Advertising and Promotion	3,518	3,630	2,997
Supplies and Communications	2,518	2,592	2,391
Amortization of Other Intangible Assets	1,958	2,324	2,379
Impairment Loss on Goodwill	107,393	102,891	—
Other Operating Expenses	16,230	12,104	11,624

Total Non-Interest Expense	$194,322	$189,929	$77,313

For the year ended December 31, 2008, non-interest expense was $194.3 million, an increase of $4.4 million, or 2.3 percent, from $189.9 million for the year ended December 31, 2007. The increase in 2008 was primarily the result of an increase of $4.5 million in impairment loss on goodwill, an increase of $4.1 million in other operating expenses and $1.4 million attributable to the two new branches opened during the year, partially offset by a decrease of $4.8 million in salaries and employee benefits. For the year ended December 31, 2007, non-interest expense was $189.9 million, an increase of $112.6 million, or 145.7 percent, from $77.3 million for the year ended December 31, 2006. The increase in 2007 was primarily the result of an impairment loss on goodwill of $102.9 million. The remaining increase in 2007 was due to increases in compensation, occupancy and equipment expenses, and other operating expenses, as well as non-interest expense of $3.6 million attributable to Chun-Ha and All World and $1.3 million attributable to the two new branches that opened during 2007.

Salaries and employee benefits expense for 2008 decreased $4.8 million, or 10.3 percent, to $42.2 million from $47.0 million for 2007. The decrease was primarily due to a previously announced staff reduction during the third quarter of 2008 and a lower bonus accrual, offset by $544,000 attributable to the two new branches that opened during 2008. Average headcount was 606 and 623 in 2008 and 2007, respectively, representing a decrease of 2.7 percent over the prior year. Salaries and employee benefits expense for 2007 increased $6.5 million, or 16.1 percent, to

$47.0 million from $40.5 million for 2006. The increase in 2007 was due to $2.4 million attributable to Chun-Ha and All World, $1.7 million of separation expenses for our former Chief Executive Officer’s retirement, $521,000 attributable to the two new branches that opened during 2007, $370,000 of additional share-based compensation reflecting stock options granted, annual salary increases and an increase in the average number of employees. Average headcount was 623 and 589 in 2007 and 2006, respectively, representing an increase of 5.8 percent over the prior year.

Occupancy and equipment expenses for 2008 increased $664,000, or 6.3 percent, to $11.2 million from $10.5 million for 2007. The increase was due to $456,000 attributable to the two new branches that opened during 2008. Occupancy and equipment expenses for 2007 increased $851,000, or 8.8 percent, to $10.5 million from $9.6 million for 2006. The increase was due to $476,000 attributable to the two new branches that opened during 2007, $194,000 attributable to Chun-Ha and All World, and additional office space leased.

Professional fees for 2008 increased $1.1 million, or 43.4 percent, to $3.5 million from $2.5 million for 2007. Professional fees for 2007 increased $558,000, or 29.2 percent, to $2.5 million from $1.9 million for 2006. The increases for both years were due primarily to additional professional fees incurred for credit, legal and valuation services.

Other operating expenses were $16.2 million for 2008, compared to $12.1 million for 2007, representing an increase of $4.1 million, or 34.1 percent. The increase was due primarily to a $3.1 million increase in FDIC assessments due to the utilization of a one-time assessment credit received from the FDIC during 2007, which offset the assessments, $1.1 million in losses related to a derivative transaction to which Lehman Brothers Finance, S.A. was a party, and $965,000 of severance expense for four directors who retired during 2008. Other operating expenses were $12.1 million for 2007, compared to $11.6 million for 2006, representing an increase of $480,000, or 4.1 percent. The increase is primarily attributable to an increase in the amortization of loan servicing assets.

During our assessments of goodwill during the second quarter of 2008 and the fourth quarter of 2007, we concluded that we had an impairment of goodwill based on the decline in the market value of our common stock, which we believe reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks and the increase in our provision for credit losses. The fair value was determined based on a weighted distribution of values derived from three different approaches: market approach, market capitalization approach, and income approach. Based on these assessments, we concluded that the related goodwill was impaired and $107.4 million and $102.9 million was required to be expensed as non-cash charges to continuing operations during the second quarter of 2008 and the fourth quarter of 2007, respectively. As of December 31, 2008 and 2007, goodwill was $0 and $107.1 million, respectively.

Income Taxes

For the year ended December 31, 2008, a tax benefit of $1.4 million was recognized on pre-tax losses of $103.4 million, representing an effective tax rate of 1.3 percent, compared to income taxes of $24.3 million recognized on pre-tax losses of $36.5 million, representing an effective tax rate of 66.7 percent, for 2007, and income taxes of $40.6 million recognized on pre-tax income of $106.2 million, representing an effective tax rate of 38.2 percent, for 2006. The effective tax rates for 2008 and 2007 include impairment losses on goodwill of $107.4 million and $102.9 million, respectively, which are not deductible for tax purposes.

During 2008, we made investments in various tax credit funds totaling $6.1 million and recognized $908,000 of income tax credits earned from qualified low-income housing investments. We recognized an income tax credit of $775,000 for the tax year 2007 from $5.8 million in such investments and recognized an income tax credit of $659,000 for the tax year 2006 from $4.8 million in such investments. We intend to continue to make such investments as part of an effort to lower the effective tax rate and to meet our community reinvestment obligations under the CRA.

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

Most of our temporary differences involve recognizing more expenses in our financial statements than we have been allowed to deduct for taxes, and therefore we normally have a net deferred tax asset. At December 31, 2008 and 2007, we had net deferred tax assets of $29.5 million and $18.5 million, respectively.

Financial Condition

Investment Portfolio

As of December 31, 2008, the investment portfolio was composed primarily of mortgage-backed securities, U.S. Government agency securities, municipal bonds, collateralized mortgage obligations and corporate bonds.

Investment securities available for sale were 99.5 percent, 99.7 percent and 99.8 percent of the total investment portfolio as of December 31, 2008, 2007 and 2006, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. Government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2008, 2007 or 2006.

We maintain an investment portfolio primarily for liquidity purposes. As of December 31, 2008, securities available for sale were $197.0 million, or 5.1 percent of total assets, compared to $349.5 million, or 8.8 percent of total assets, as of December 31, 2007. In 2008 and 2007, we purchased $25.4 million and $45.0 million, respectively, of U.S. Government agency securities, corporate bonds and mortgage-backed securities to replenish the portfolio for principal repayments in the form of calls, prepayments and scheduled amortization and to maintain an asset mix consistent with our strategic direction.

The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	Investment Portfolio as of December 31,

	2008		2007		2006

	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value

Securities Held to Maturity:
Municipal Bonds	$695	$695	$694	$694	$693	$693
Mortgage-Backed Securities	215	215	246	247	274	276

Total Securities Held to Maturity	$910	$910	$940	$941	$967	$969

Securities Available for Sale:
Mortgage-Backed Securities	$77,515	$78,860	$99,332	$99,198	$123,614	$121,608
Municipal Bonds	58,987	58,313	69,907	71,751	69,966	71,710
Collateralized Mortgage Obligations	36,204	36,162	51,881	51,418	67,605	66,113
U.S. Government Agency Securities	17,580	17,700	104,893	105,089	119,768	118,244
Other Securities	4,684	4,958	3,925	3,835	4,999	5,050
Equity Securities	511	804	—	—	—	—
Corporate Bonds	355	169	18,295	18,226	8,090	7,887

Total Securities Available for Sale	$195,836	$196,966	$348,233	$349,517	$394,042	$390,612

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of December 31, 2008:

			After One Year		After Five Years
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$536	4.21%	$15,457	4.00%	$24,990	4.72%	$36,747	5.04%
Municipal Bonds (1)	—	—	3,116	5.05%	7,778	6.45%	48,788	6.52%
Collateralized Mortgage Obligations	11,143	4.05%	21,734	4.17%	2,961	3.99%	366	4.32%
U.S. Government Agency Securities	2,999	4.19%	14,581	3.37%	—	—	—	—
Other Securities	4,684	2.85%	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—	511	—
Corporate Bonds	355	7.88%	—	—	—	—	—	—

	$19,717	3.86%	$54,888	3.96%	$35,729	5.04%	$86,412	5.84%

(1)	The yield on municipal bonds has been computed on a tax-equivalent basis, using an effective marginal rate of 35 percent.

Loan Portfolio

Total gross loans increased by $76.3 million, or 2.3 percent, in 2008 and increased by $419.1 million, or 14.6 percent, in 2007. Total gross loans represented 86.8 percent of total assets at December 31, 2008, compared with 82.5 percent and 77.0 percent at December 31, 2007 and 2006, respectively.

Commercial and industrial loans were $2,099.7 million and $2,094.7 million at December 31, 2008 and 2007, respectively, representing 62.4 percent and 63.7 percent, respectively, of total gross loans. Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity of three to five years and are extended to finance the purchase of business entities, owner-occupied commercial property, business equipment, leasehold improvements or for permanent working capital. SBA guaranteed loans usually have a longer maturity (5 to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location and their current and target markets.

Real estate loans were $1,180.1 million and $1,101.9 million at December 31, 2008 and 2007, respectively, representing 35.1 percent and 33.5 percent, respectively, of total gross loans. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are investor-owned, but may be for user-owned purposes. Underwriting guidelines include, among other things, an appraisal in conformity with the USPAP, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount of Loans Outstanding as of December 31,

(In thousands)	2008	2007	2006	2005	2004

Real Estate Loans:
Commercial Property	$908,970	$795,675	$757,428	$733,650	$783,539
Construction	178,783	215,857	202,207	152,080	92,521
Residential Property(1)	92,361	90,375	81,758	88,442	80,786

Total Real Estate Loans	1,180,114	1,101,907	1,041,393	974,172	956,846

Commercial and Industrial Loans:
Commercial Term Loans	1,611,449	1,599,853	1,202,612	945,210	754,108
Commercial Lines of Credit	214,699	256,978	225,630	224,271	201,940
SBA Loans(2)	178,399	118,528	171,631	155,491	166,285
International Loans	95,185	119,360	126,561	106,520	95,936

Total Commercial and Industrial Loans	2,099,732	2,094,719	1,726,434	1,431,492	1,218,269

Consumer Loans(3)	83,525	90,449	100,121	92,154	87,526

Total Gross Loans	$3,363,371	$3,287,075	$2,867,948	$2,497,818	$2,262,641

(1)	As of December 31, 2008, 2007, 2006, 2005 and 2004, residential mortgage loans held for sale totaling $0, $310,000, $630,000, $1.1 million and $0, respectively, were included at the lower of cost or fair value.

(2)	As of December 31, 2008, 2007, 2006, 2005 and 2004, SBA loans held for sale totaling $37.4 million, $6.0 million, $23.2 million, $0 and $3.9 million, respectively, were included at the lower of cost or fair value.

(3)	Consumer loans include home equity lines of credit.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans as of December 31,

	2008	2007	2006	2005	2004

Real Estate Loans:
Commercial Property	27.0%	24.2%	26.4%	29.4%	34.6%
Construction	5.3%	6.6%	7.1%	6.1%	4.1%
Residential Property	2.8%	2.7%	2.8%	3.5%	3.6%

Total Real Estate Loans	35.1%	33.5%	36.3%	39.0%	42.3%

Commercial and Industrial Loans:
Commercial Term Loans	47.9%	48.7%	41.9%	37.8%	33.3%
Commercial Lines of Credit	6.4%	7.8%	7.9%	9.0%	8.9%
SBA Loans	5.3%	3.6%	6.0%	6.2%	7.3%
International Loans	2.8%	3.6%	4.4%	4.3%	4.3%

Total Commercial and Industrial Loans	62.4%	63.7%	60.2%	57.3%	53.8%

Consumer Loans	2.5%	2.8%	3.5%	3.7%	3.9%

Total Gross Loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,

(In thousands)	2008	2007

Commitments to Extend Credit	$386,785	$524,349
Standby Letters of Credit	47,289	48,071
Commercial Letters of Credit	29,177	52,544
Unused Credit Card Lines	16,912	18,622

Total Undisbursed Loan Commitments	$480,163	$643,586

The table below shows the maturity distribution and repricing intervals of outstanding loans as of December 31, 2008. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $120.8 million.

		After One
		Year But
	Within	Within	After
(In thousands)	One Year	Five Years	Five Years	Total

Real Estate Loans:
Commercial Property	$799,795	$109,175	$—	$908,970
Construction	178,783	—	—	178,783
Residential Property	37,422	39,443	15,496	92,361

Total Real Estate Loans	1,016,000	148,618	15,496	1,180,114

Commercial and Industrial Loans:
Commercial Term Loans	915,473	346,576	349,400	1,611,449
Commercial Lines of Credit	214,699	—	—	214,699
SBA Loans	169,305	1,288	7,806	178,399
International Loans	95,185	—	—	95,185

Total Commercial and Industrial Loans	1,394,662	347,864	357,206	2,099,732

Consumer Loans	65,212	18,269	44	83,525

Total Gross Loans	$2,475,874	$514,751	$372,746	$3,363,371

Loans With Predetermined Interest Rates	$367,434	$498,685	$371,973	$1,238,092
Loans With Variable Interest Rates	$2,108,440	$16,066	$773	$2,125,279

As of December 31, 2008, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of
	December 31,	Percentage of Total
Industry	2008	Gross Loans Outstanding

	(In thousands)

Lessors of Non-Residential Buildings	$450,226	13.4%
Accommodation/Hospitality	$444,870	13.2%
Gasoline Stations	$381,036	11.3%

There was no other concentration of loans to any one type of industry exceeding 10 percent of total gross loans outstanding.

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

Non-performing loans were $121.9 million at December 31, 2008, compared to $54.5 million and $14.2 million at December 31, 2007 and 2006, respectively, representing a 123.8 percent increase in 2008 and a 283.3 percent increase in 2007. Total gross loans increased by 2.3 percent in 2008 over 2007 and 14.6 percent in 2007 over 2006. As a result, the ratio of non-performing loans to total gross loans increased to 3.62 percent at December 31, 2008 from 1.66 percent at December 31, 2007, and increased to 1.66 percent at December 31, 2007 from 0.50 percent at December 31, 2006. As of December 31, 2008 and 2007, we had OREO of $823,000 and $287,000, respectively.

Except for non-performing loans set forth below, our management is not aware of any loans as of December 31, 2008 and 2007 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Our management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of December 31 for the years indicated:

	December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$8,160	$2,684	$246	$—	$—
Construction	38,163	24,118	—	—	—
Residential Property	1,350	1,490	—	474	112
Commercial and Industrial Loans	73,007	25,729	13,862	9,574	5,510
Consumer Loans	143	231	105	74	184

Total Non-Accrual Loans	120,823	54,252	14,213	10,122	5,806

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Commercial and Industrial Loans	989	150	—	—	169
Consumer Loans	86	77	2	9	39

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	1,075	227	2	9	208

Total Non-Performing Loans	121,898	54,479	14,215	10,131	6,014
Other Real Estate Owned	823	287	—	—	—

Total Non-Performing Assets	$122,721	$54,766	$14,215	$10,131	$6,014

Non-Performing Loans as a Percentage of Total Gross Loans	3.62%	1.66%	0.50%	0.41%	0.27%
Non-Performing Assets as a Percentage of Total Assets	3.17%	1.37%	0.38%	0.30%	0.19%

Non-performing loans were $121.9 million at December 31, 2008, compared to $54.5 million at December 31, 2007, representing a 123.8 percent increase. The increase was primarily due to two large construction loans (a $25.2 million condominium project in Northern California and an $11.9 million low-income housing construction project in the Los Angeles area) and a $24.2 million commercial term loan. Delinquent loans, which are comprised of loans past due 30 or more days and still accruing and non-accrual loans past due 30 or more days, were $128.5 million at December 31, 2008, compared to $45.1 million at December 31, 2007, representing a 184.9 percent increase. We believe that the increases in non-performing loans and delinquent loans are attributable primarily to a current economic recession that is affecting some of our borrowers’ ability to honor their commitments.

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

	December 31,

(Dollars in thousands)	2008		2007		2006		2005		2004

Allowance for Loan	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Losses Applicable To	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable

Real Estate Loans:
Commercial Property	$5,587	$908,970	$2,269	$795,675	$2,101	$757,428	$2,043	$733,650	$1,854	$783,539
Construction	4,102	178,783	3,478	215,857	586	202,207	475	152,080	349	92,521
Residential Property(1)	449	92,361	32	90,065	19	81,128	19	87,377	155	80,786

Total Real Estate Loans	10,138	1,180,114	5,779	1,101,597	2,706	1,040,763	2,537	973,107	2,358	956,846
Commercial and Industrial Loans(1)	58,866	2,062,322	36,011	2,088,694	23,099	1,703,194	21,035	1,431,492	19,051	1,214,419
Consumer Loans	1,586	83,525	1,821	90,449	1,752	100,121	1,391	92,154	1,293	87,526
Unallocated	396	—	—	—	—	—	—	—	—	—

Total	$70,986	$3,325,961	$43,611	$3,280,740	$27,557	$2,844,078	$24,963	$2,496,753	$22,702	$2,258,791

(1)	Loans held for sale excluded.

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

We continue to anticipate that the current national and state economic recession will persist well throughout 2009, due in large part to a decline in home prices and sales and home construction activity, as well as other credit quality problems and the high unemployment rate. Responding to this difficult environment, we made significant changes in two critical areas. First, we enhanced existing policies and procedures regarding the monitoring of loans to be more stringent and make it more difficult to allow exceptions from our loan policy. Second, we strengthened and centralized the loan underwriting and approval processes, including centralizing the credit underwriting function at three locations, creating a central monitoring mechanism to monitor all loans, and increasing resources in departments of the Bank engaged in addressing problem assets.

The allowance for loan losses increased by $27.4 million, or 62.8 percent, to $71.0 million at December 31, 2008 as compared with $43.6 million at December 31, 2007 and increased by $16.1 million, or 58.3 percent, to $43.6 million at December 31, 2007 as compared with $27.6 million at December 31, 2006. The increase in the allowance for loan losses in 2008 and 2007 was due primarily to the increased migration of loans into more adverse risk rating categories, increases in non-performing and delinquent loans, and the increase in the overall loan portfolio. See “Provision for Credit Losses.” In addition, the allowance reflects higher estimated loss severity arising from a softening economy, partially offset by our better collateral coverage on certain impaired loans and the presence of guarantees. The ratio of the allowance for loan losses to total gross loans substantially increased to 2.11 percent at the end of 2008 as compared with 1.33 percent and 0.96 percent at December 31, 2007 and 2006, respectively, primarily due to the overall increase of historical loss factors and classified loans.

The Bank also recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $4.1 million and $1.8 million at December 31, 2008 and 2007, respectively. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure at December 31, 2008 and 2007.

We determine the appropriate overall allowance for loan losses and allowance for off-balance sheet items based on the analysis described above, taking into account management’s judgment. The allowance methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned factors, we believe that the allowance for loan losses and allowance for off-balance sheet items are adequate as of December 31, 2008 and 2007.

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented.

	As of and For The Year Ended December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Allowance for Loan Losses:
Balance at Beginning of Year	$43,611	$27,557	$24,963	$22,702	$13,349

Allowance for Loan Losses from PUB Acquisition	—	—	—	—	10,566

Charge-Offs:
Real Estate Loans	15,005	199	—	—	—
Commercial and Industrial Loans	31,916	22,255	5,333	4,371	5,004
Consumer Loans	1,231	876	796	827	481

Total Charge-Offs	48,152	23,330	6,129	5,198	5,485

Recoveries on Loans Previously Charged Off:
Real Estate Loans	—	—	406	—	—
Commercial and Industrial Loans	1,979	494	957	2,193	1,702
Consumer Loans	203	202	187	201	78

Total Recoveries on Loans Previously Charged Off	2,182	696	1,550	2,394	1,780

Net Loan Charge-Offs	45,970	22,634	4,579	2,804	3,705

Provision Charged to Operating Expense	73,345	38,688	7,173	5,065	2,492

Balance at End of Year	$70,986	$43,611	$27,557	$24,963	$22,702

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Year	$1,765	$2,130	$2,130	$1,800	$1,385
Provision Charged to Operating Expense	2,331	(365)	—	330	415

Balance at End of Year	$4,096	$1,765	$2,130	$2,130	$1,800

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans	1.38%	0.73%	0.17%	0.12%	0.19%
Net Loan Charge-Offs to Total Gross Loans at End of Period	1.37%	0.69%	0.16%	0.11%	0.16%
Allowance for Loan Losses to Average Total Gross Loans	2.13%	1.41%	1.00%	1.05%	1.17%
Allowance for Loan Losses to Total Gross Loans at End of Period	2.11%	1.33%	0.96%	1.00%	1.00%
Net Loan Charge-Offs to Allowance for Loan Losses	64.76%	51.90%	16.62%	11.23%	16.32%
Net Loan Charge-Offs to Provision Charged to Operating Expense	62.68%	58.50%	63.84%	55.36%	148.68%
Allowance for Loan Losses to Non-Performing Loans	58.23%	80.05%	193.86%	246.40%	377.55%
Balances:
Average Total Gross Loans Outstanding During Period	$3,334,008	$3,082,671	$2,751,565	$2,386,575	$1,938,422
Total Gross Loans Outstanding at End of Period	$3,363,371	$3,287,075	$2,867,948	$2,497,818	$2,262,641
Non-Performing Loans at End of Period	$121,898	$54,479	$14,215	$10,131	$6,014

Deposits

Total deposits at December 31, 2008, 2007 and 2006 were $3,070.1 million, $3,001.7 million and $2,944.7 million, respectively, representing an increase of $68.4 million, or 2.3 percent, in 2008 and $57.0 million, or 1.9 percent, in 2007. At December 31, 2008, 2007 and 2006, total time deposits outstanding were $2,080.9 million, $1,782.5 million and $1,678.8 million, respectively, representing 67.8 percent, 59.4 percent and 57.0 percent, respectively, of total deposits. This growth reflects an increase in broker deposits necessitated by liquidity issues after an outflow of core deposits.

Demand deposits and money market accounts decreased by $218.7 million, or 19.4 percent, in 2008 and $40.5 million, or 3.5 percent, in 2007. Core deposits (defined as demand, money market and savings deposits) decreased by $230.0 million, or 18.9 percent, to $989.2 million as of December 31, 2008 from $1,219.7 million as of December 31, 2007, due to an outflow of funds in the latter part of 2008 triggered by depositors’ currency speculation over potential future appreciation of the South Korean currency. At December 31, 2008, noninterest-bearing demand deposits represented 17.5 percent of total deposits compared to 22.7 percent at December 31, 2007.

Average deposits for the years ended December 31, 2008, 2007 and 2006 were $2,913.2 million, $2,989.8 million and $2,881.4 million, respectively. Average deposits decreased by 2.6 percent in 2008 and increased by 3.8 percent in 2007.

We accept brokered deposits on a selective basis at prudent interest rates to augment deposit growth or as a wholesale funding source. There were $874.2 million and $31.8 million of brokered deposits as of December 31, 2008 and 2007, respectively, with a weighted-average interest rate of 3.20 percent and 5.00 percent, respectively, which are consistent with the rates paid on our retail deposits. The increase in brokered deposits in 2008 was to offset a runoff of customer deposits due to the loss of confidence in the financial system because of the financial market crisis and the aforementioned currency speculation. We also had $200.0 million of state time deposits over $100,000 with a weighted-average interest rate of 3.62 percent as of December 31, 2007, which were not renewed in 2008.

On October 3, 2008, FDIC deposit insurance on most accounts was increased from $100,000 to $250,000. This increase is in place until the end of 2009. As of December 31, 2008, time deposits of $250,000 or more were $324.0 million.

The table below summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Year Ended December 31,

	2008		2007		2006

	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Demand, Noninterest-Bearing	$630,631	—	$702,329	—	$735,406	—
Savings	89,866	2.33%	97,173	2.06%	107,811	1.72%
Money Market Checking and NOW Accounts	618,779	3.22%	452,825	3.41%	471,780	3.08%
Time Deposits of $100,000 or More	1,045,968	4.17%	1,430,603	5.28%	1,286,202	4.99%
Other Time Deposits	527,927	3.55%	306,876	5.07%	280,249	4.63%

Total Deposits	$2,913,171	2.90%	$2,989,806	3.63%	$2,881,448	3.25%

The table below summarizes the maturity of time deposits of $100,000 or more at December 31 for the years indicated:

	December 31,

(In thousands)	2008	2007	2006

Three Months or Less	$238,695	$958,917	$689,309
Over Three Months Through Six Months	246,087	289,293	414,687
Over Six Months Through Twelve Months	338,233	188,890	274,402
Over Twelve Months	26,785	4,583	4,960

Total Time Deposits of $100,000 or More	$849,800	$1,441,683	$1,383,358

FHLB Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At December 31, 2008, advances from the FHLB were $422.2 million, a decrease of $10.5 million, or 2.4 percent, from the December 31, 2007 balance of $432.7 million. During 2008 and 2007, advances from the FHLB were utilized to fund loans or maintain liquidity due to favorable rates. FHLB advances at December 31, 2008 with a remaining maturity of less than one year were $161.0 million, and the weighted-average interest rate thereon was 1.71 percent.

Junior Subordinated Debentures

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million at December 31, 2008 and 2007. In October 2008, we committed to the FRB that no interest payments on the trust preferred securities would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding trust preferred securities until further notice, beginning with the interest payment that was due on January 15, 2009. See “Item 1. Business — Supervision and Regulation. Hanmi Financial” for further discussion.

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

The following table shows the status of our gap position as of December 31, 2008:

		After	After One
	Less	Three	Year But
	Than	Months	Within	After	Non-
	Three	But Within	Five	Five	Interest-
(Dollars in thousands)	Months	One Year	Years	Years	Sensitive	Total

Assets
Cash	$—	$—	$—	$—	$85,188	$85,188
Federal Funds Sold	130,000	—	—	—	—	130,000
Securities:
Fixed Rate	41,273	26,370	67,248	43,455	—	178,346
Floating Rate	3,510	—	11,790	4,230	—	19,530
Loans:
Fixed Rate	231,115	225,703	498,685	245,306	—	1,200,809
Floating Rate	1,898,935	35,100	106,931	773	—	2,041,739
Non-Accrual	—	—	—	—	120,823	120,823
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(72,246)	(72,246)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	40,925	—	40,925
Other Assets	—	25,477	—	7,661	97,564	130,702

Total Assets	$2,304,833	$312,650	$684,654	$342,350	$231,329	$3,875,816

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand Deposits	$35,430	$107,852	$258,846	$134,816	$—	$536,944
Savings	13,368	29,254	32,704	6,543	—	81,869
Money Market Checking and NOW Accounts	54,638	105,106	120,379	90,278	—	370,401
Time Deposits:
Fixed Rate	630,523	1,293,974	156,177	138	—	2,080,812
Floating Rate	54	—	—	—	—	54
Federal Home Loan Bank Advances and Other Borrowings	11,781	150,297	255,551	5,354	—	422,983
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	36,432	36,432
Stockholders’ Equity	—	—	—	—	263,915	263,915

Total Liabilities and Stockholders’ Equity	$828,200	$1,686,483	$823,657	$237,129	$300,347	$3,875,816

Repricing Gap	$1,476,633	$(1,373,833)	$(139,003)	$105,221	$(69,018)	$—
Cumulative Repricing Gap	$1,476,633	$102,800	$(36,203)	$69,018	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	38.10%	2.65%	(0.93)%	1.78%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	40.89%	2.85%	(1.00)%	1.91%	—

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

On December 31, 2008, the cumulative repricing gap as a percentage of interest-earning assets in the less than three-month period was 40.89 percent. This increase from the previous year’s figure of 1.58 percent was caused primarily by decreases of $511.0 million and $352.7 million in fixed rate certificates of deposit and FHLB advances and other borrowings, respectively, with maturities of less than three months. The cumulative repricing percentage in the less than twelve-month period increased to 2.85 percent. This was an increase from the previous year’s figure of (20.39) percent. The increase was caused primarily by an increase of $524.2 million in fixed and floating rate loans with maturities of less than twelve months and a decrease of $307.4 million in FHLB advances and other borrowings with maturities of less than twelve months.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than		Less Than
	Three Months		Twelve Months

	December 31,		December 31,

(Dollars in thousands)	2008	2007	2008	2007

Cumulative Repricing Gap	$1,476,633	$57,250	$102,800	$(740,764)
Percentage of Total Assets	38.10%	1.44%	2.65%	(18.59)%
Percentage of Interest-Earning Assets	40.89%	1.58%	2.85%	(20.39)%

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

Rate Shock Table

	Percentage Changes		Change in Amount

	Net	Economic	Net	Economic
Change in	Interest	Value of	Interest	Value of
Interest Rate	Income	Equity	Income	Equity

(Dollars in thousands)

200%	8.11%	(7.69)%	$9,679	$(37,500)
100%	4.40%	(3.92)%	$5,251	$(19,127)
(100)%	(11.71)%	9.62%	$(13,974)	$46,957
(200)%	(23.67)%	18.88%	$(28,251)	$92105

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

Liquidity and Capital Resources

Capital Resources

In order to ensure adequate levels of capital, the Board continually assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $263.9 million at

December 31, 2008, which represented a decrease of $106.6 million, or 28.8 percent, compared to $370.6 million at December 31, 2007. The decrease was primarily due to a non-cash goodwill impairment charge of $107.4 million during 2008.

Although both Hanmi Financial and the Bank were well-capitalized at December 31, 2008, there can be no assurance that we will continue to be well-capitalized. We have applied to participate in the TARP CPP for an investment of up to $105 million from the Treasury, but we are still waiting a final decision from the Treasury as to whether we will be able to participate in this program. We are exploring alternative funding arrangements for raising capital if we are unable to participate in the TARP CPP.

Liquidity

Hanmi Financial is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Hanmi Financial’s revenues are obtained from dividends declared and paid by the Bank. Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder (Hanmi Financial) in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to Hanmi Financial in an amount not exceeding the greatest of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. The Bank currently has deficit retained earnings and has suffered net losses in 2007 and 2008. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank is prohibited by the MOU described in “Notes to Consolidated Financial Statements, Note 14 — Regulatory Matters” from paying dividends to Hanmi Financial unless it receives prior regulatory approval.

Liquidity of the Bank is defined as the ability to supply cash as quickly as needed without causing a severe deterioration in profitability. The Bank’s liquidity consists primarily of available cash positions, federal funds sold and short-term investments categorized as available for sale securities, which can be disposed of without significant capital losses in the ordinary course of business, plus borrowing capacities, which include federal funds lines, repurchase agreements, FHLB advances and a FRB discount window line. Therefore, maintenance of high quality loans and securities that can be used for collateral in repurchase agreements or other secured borrowings is an important feature of our liquidity management. Currently, management believes that Hanmi Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations through December 31, 2009, which include deposits and FHLB borrowings.

The maintenance of a proper level of liquid assets is critical for both the liquidity and the profitability of the Bank. Since the primary purpose of the investment portfolio is to ensure the Bank has adequate liquidity, management maintains appropriate levels of liquid assets to avoid exposure to higher than necessary liquidity risk. Liquidity risk may increase when the Bank has few short-duration securities available for sale and/or is not capable of raising funds as quickly as necessary at acceptable rates in the capital or money markets. A heavy and sudden increase in cash demands for loans and/or deposits can tighten the liquidity position. We manage the Bank’s liquidity position primarily through constant monitoring of cash flow projections, loan and deposit growth trends, funding strategies and liquidity ratios.

We are eligible to borrow up to 20 percent of our total assets from the FHLB. We have pledged investment securities available for sale and loans receivable as collateral with the FHLB for this borrowing facility. As of December 31, 2008, the total borrowing capacity available from the collateral that has been pledged and the remaining available borrowing capacity were $682.7 million and $260.5 million, respectively. As of December 31, 2007, the total borrowing capacity available from the collateral that has been pledged and the remaining available borrowing capacity were $714.6 million and $281.8 million, respectively.

At December 31, 2008, the Bank’s FHLB borrowings totaled $422.2 million, representing 10.9 percent of the Bank’s total assets. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement. During the second quarter of 2008, the FHLB cancelled the Bank’s $62 million unsecured line of credit with them. This cancellation was the result of the Bank’s net loss for the fourth quarter of 2007.

At December 31, 2008, the carrying values of investment securities available for sale and loans pledged as collateral with the FRB amounted to $54.0 million and $1.4 billion, respectively. As of December 31, 2008, we had $1.07 billion available for use through this short-term (generally not to exceed three months) borrowing facility and there were no borrowings. When combined with the borrowing capacity available from the FHLB, the total contingent available line was $1.33 billion at December 31, 2008.

In an effort to ease the credit crisis, the FRB lowered its discount rate from 4.75 percent to 0.50 percent through eight separate actions since December 2007, and made modifications to previous practices to facilitate financing for longer periods. This makes the FRB’s federal discount window a viable source of funding given current market conditions. We have pledged securities available for sale and loans receivable on this short-term borrowing facility. On December 31, 2008, we received approval for participation in the Borrower-in-Custody Program, where a broad range of loans may be pledged and borrowed against it through the FRB’s federal discount window. As an additional source of funding, we significantly increased our borrowing capacity with the FRB.

As a means of augmenting our current liquidity sources, we will consider selling some of our loans held for sale, beginning with SBA loans, in an ordinary fashion, as soon as the secondary market is normalized. We are also participating in the FDIC’s Debt Guarantee Program, which will enable us to issue up to two percent of our liabilities (approximately $70.0 million) in senior unsecured debt. Given that there is no cost involved in our participation if we do not issue debt under the program, we believe continuing to participate in the Debt Guarantee Program helps us to maintain a cushion of extra liquidity.

During the second half of 2008, we experienced a deposit run-off caused by the U.S. financial crisis. This deposit run-off was further amplified by an outflow of funds triggered by some depositors’ currency speculation over potential appreciation of the South Korean currency. Our deposit campaign launched in December 2008, together with some stabilization of the South Korean currency, slowed the rate at which retail deposits decreased during the fourth quarter of 2008.

We addressed liquidity concerns mainly through utilization of brokered deposits during 2008. As a result, we issued new brokered time deposits of $824.2 million during the second half of 2008.

We also believe that the opening of a new branch, which historically has been a vital source for garnering deposits, will benefit us. In 2008, we opened new branches in Northridge and Beverly Hills. In March 2009, we opened another branch in Diamond Bar.

We believe our branch network is well positioned to capture business opportunities that may arise from anticipated increases in travel by South Korean travelers to the U.S. This anticipated increase would follow full implementation of the Visa Waiver Program in 2009 by South Korean travelers who may frequent Korean-American businesses in our market areas.

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations through December 31, 2009, which are primarily interest payments on junior subordinated debentures, subject to prior approval of such payments by the FRB. As of December 31, 2008, limitations imposed by our regulators prohibited the Bank from providing a dividend to Hanmi Financial. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock. At December 31, 2008, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $2.2 million, down from $5.3 million at December 31, 2007. In order to preserve its capital position, our Board of Directors elected to defer quarterly interest payments on the outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009.

Current market conditions have also limited the Bank’s liquidity sources principally to secured funding outlets, such as the FHLB and FRB, in addition to deposits originated through the Bank’s branch network and from brokered deposits. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that we would be able to continue to replace deposits at competitive rates. If the Bank’s capital ratio falls below well capitalized, the Bank would need regulatory consent before accepting brokered deposits. Over the next 12 months, approximately $1.9 billion of time deposits will mature. There can be no assurances that we will be able to replace these time deposits with deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition. However, if we are unable to replace these maturing deposits with new deposits, we believe that we have adequate liquidity resources to fund this need with our secured funding outlets with the FHLB and FRB.

Foreign deposits are U.S.-based deposits made by foreign customers. Foreign deposit risk deals with dependency on foreign deposits that could adversely affect the Bank’s liquidity. These liabilities are assumed to be volatile because of the variability of social, political and environmental conditions in foreign countries. As of December 31, 2008, 2007 and 2006, foreign deposits were $182.6 million, $331.2 million and $325.4 million, respectively.

As of December 31, 2008, there were no material commitments for capital expenditures. We raise liquidity in the form of deposits, borrowings (primarily FHLB advances and junior subordinated debentures) and equity, and expect to continue to rely upon deposits and FHLB borrowings as the primary source of liquidity.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Balance Sheets. The Bank’s exposure to credit losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, was based on management’s credit evaluation of the counterparty.

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2008	2007

	(In thousands)

Commitments to Extend Credit	$386,785	$524,349
Standby Letters of Credit	47,289	48,071
Commercial Letters of Credit	29,177	52,544
Unused Credit Card Lines	16,912	18,622

Total Undisbursed Loan Commitments	$480,163	$643,586

Contractual Obligations

Our contractual obligations as of December 31, 2008 are as follows:

		More Than	More Than
		One Year	Three Years
		and Less	and Less	More
	Less Than	Than Three	Than Five	Than Five
Contractual Obligations	One Year	Years	Years	Years	Total

	(In thousands)

Time Deposits	$1,929,025	$151,699	$4	$138	$2,080,866
Federal Home Loan Bank Advances and Other Borrowings	161,787	156,908	100,000	4,288	422,983
Commitments to Extend Credit	386,785	—	—	—	386,785
Junior Subordinated Debentures	—	—	—	82,406	82,406
Standby Letters of Credit	45,480	1,709	—	100	47,289
Operating Lease Obligations	5,382	9,186	6,037	6,479	27,084

Total Contractual Obligations	$2,528,459	$319,502	$106,041	$93,411	$3,047,413

Recently Issued Accounting Standards

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20” — In January 2009, the FASB issued FSP EITF 99-20-1, which revises the other-than-temporary impairment (“OTTI”) guidance on beneficial interests in securitized financial assets that are within the scope of EITF Issue No. 99-20. FSP EITF 99-20-1 amends EITF Issue No. 99-20 to more closely align its OTTI guidance with paragraph 16 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by (1) removing the notion of a “market participant” and (2) inserting a “probable” concept related to the estimation of a beneficial interest’s cash flows. FSP EITF 99-20-1 is effective prospectively for interim and annual periods ending after December 15, 2008. Retrospective application of FSP EITF 99-20-1 is prohibited. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” — In September 2008, the FASB ratified EITF Issue No. 08-5, which provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue 08-5 is effective for the first reporting period beginning after December 15, 2008 and is not expected to have a significant impact on our financial condition or results of operations.

FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” — In June 2008, the FASB issued FSP EITF 03-6-1, which clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common stockholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a significant impact on our financial condition or results of operations.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” — In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” On September 16, 2008, the SEC approved the amendments to AU Section 411. The adoption of SFAS No. 162 did not have a significant impact on our financial condition or results of operations.

FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” — In April 2008, the FASB issued FSP No. FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is not expected to have a significant impact on our financial condition, results of operations or cash flows.

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

SFAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” — In December 2007, the FASB issued SFAS No. 160, which requires that a non-controlling interest in a subsidiary (i.e., minority interest) be reported in the equity section of the consolidated balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated statement of operations include net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. In addition, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and is not expected to have a significant impact on our financial condition or results of operations.

SFAS No. 141(R), “Business Combinations” — In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS No. 141(R), effective for us on January 1, 2009, applies to all transactions or other events in which we obtain control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.”

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 67 through 112.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2008, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that:

•	Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this report; and

•	Hanmi Financial’s internal controls over financial reporting provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

During the quarter ended December 31, 2008, there have been no changes in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.

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

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of Hanmi Financial and subsidiaries, has issued a report on Hanmi Financial’s internal control over financial reporting as of December 31, 2008. The report expresses an unqualified opinion on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management of Hanmi Financial Corporation (“Hanmi Financial”) is responsible for establishing and maintaining adequate internal control over financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. Hanmi Financial’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2008, Hanmi Financial maintained effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited Hanmi Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hanmi Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hanmi Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the COSO of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hanmi Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
March 13, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as hereinafter noted, the information concerning directors and officers of Hanmi Financial is incorporated by reference from the sections entitled “The Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year.

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

Information concerning executive compensation is incorporated by reference from the section entitled “Executive Compensation” of Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2008 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of
Securities
	Number of		Remaining
	Securities		Available for
	to be	Weighted-	Future
	Issued	Average	Issuance Under
	Upon	Exercise	Equity
	Exercise	Price of	Compensation
	of Outstanding	Outstanding	Plans
	Options,	Options,	(Excluding
	Warrants	Warrants	Securities
	and Rights	and Rights	Reflected
	(a)	(b)	in Column (a))

Equity Compensation Plans Approved By Security Holders	1,323,467	$14.05	3,000,000
Equity Compensation Plans Not Approved By Security Holders	—	$—	—

Total Equity Compensation Plans	1,323,467	$14.05	3,000,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence is incorporated by reference from the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” of Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year.

Item 14.	Principal Accounting Fees and Services

Information concerning Hanmi Financial’s principal accountants’ fees and services is incorporated by reference from the section entitled “Independent Accountants” of Hanmi Financial’s Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

(1) The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 67 of this Report.

(2) All Financial Statement Schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3) The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at page 114.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
March 13, 2009

Hanmi Financial Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,

(Dollars in thousands)	2008	2007

ASSETS
Cash and Due From Banks	$85,188	$105,898
Federal Funds Sold	130,000	16,500

Cash and Cash Equivalents	215,188	122,398
Securities Held to Maturity, at Amortized Cost (Fair Value: 2008 — $910; 2007 — $941)	910	940
Securities Available for Sale, at Fair Value	196,966	349,517
Loans Receivable, Net of Allowance for Loan Losses of $70,986 and $43,611 at December 31, 2008 and 2007, Respectively	3,253,715	3,234,762
Loans Held for Sale, at the Lower of Cost or Fair Value	37,410	6,335
Customers’ Liability on Acceptances	4,295	5,387
Premises and Equipment, Net	20,279	20,800
Accrued Interest Receivable	12,347	17,411
Other Real Estate Owned	823	287
Deferred Income Taxes	29,456	18,470
Servicing Assets	3,791	4,336
Goodwill	—	107,100
Other Intangible Assets	4,950	6,908
Federal Home Loan Bank Stock, at Cost	30,697	21,746
Federal Reserve Bank Stock, at Cost	10,228	11,733
Bank-Owned Life Insurance	25,476	24,525
Other Assets	29,285	31,002

TOTAL ASSETS	$3,875,816	$3,983,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$536,944	$680,282
Interest-Bearing:
Savings	81,869	93,099
Money Market Checking and NOW Accounts	370,401	445,806
Time Deposits of $100,000 or More	849,800	1,441,683
Other Time Deposits	1,231,066	340,829

Total Deposits	3,070,080	3,001,699
Accrued Interest Payable	18,539	21,828
Acceptances Outstanding	4,295	5,387
Federal Home Loan Bank Advances and Other Borrowings	422,983	487,164
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	13,598	14,617

Total Liabilities	3,611,901	3,613,101

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 200,000,000 Shares; Issued 50,538,049 Shares (45,905,549 Shares Outstanding) and 50,493,441 Shares (45,860,941 Shares Outstanding) at December 31, 2008 and 2007, Respectively	51	50
Additional Paid-In Capital	349,304	348,073
Unearned Compensation	(218)	(245)
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of $473 and $527 at December 31, 2008 and 2007, Respectively	544	275
Retained Earnings (Deficit)	(15,754)	92,415
Treasury Stock, at Cost (4,632,500 Shares at December 31, 2008 and 2007)	(70,012)	(70,012)

Total Stockholders’ Equity	263,915	370,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,875,816	$3,983,657

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

(Dollars in thousands, except per share data)	2008	2007	2006

INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$223,942	$261,992	$239,075
Taxable Interest on Investments	9,397	13,399	15,269
Tax-Exempt Interest on Investments	2,717	3,055	3,087
Dividends on Federal Home Loan Bank and Federal Reserve Bank Stock	1,918	1,413	1,354
Interest on Federal Funds Sold	166	1,032	1,402
Interest on Term Federal Funds Sold	43	5	2

Total Interest and Dividend Income	238,183	280,896	260,189

INTEREST EXPENSE:
Interest on Deposits	84,353	108,517	93,553
Interest on Federal Home Loan Bank Advances and Other Borrowings	14,373	13,949	6,977
Interest on Junior Subordinated Debentures	5,056	6,644	6,416

Total Interest Expense	103,782	129,110	106,946

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	134,401	151,786	153,243
Provision for Credit Losses	75,676	38,323	7,173

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	58,725	113,463	146,070

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	18,463	18,061	17,134
Insurance Commissions	5,067	4,954	770
Trade Finance Fees	3,088	4,493	4,567
Other Service Charges and Fees	2,365	2,527	2,359
Remittance Fees	2,194	2,049	2,056
Bank-Owned Life Insurance Income	952	933	879
Gain on Sales of Loans	765	5,452	6,917
Gain on Sales of Securities Available for Sale	77	—	2
Other-Than-Temporary Impairment Loss on Securities	(3,115)	(1,074)	—
Other Income	2,293	2,611	2,279

Total Non-Interest Income	32,149	40,006	36,963

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	42,209	47,036	40,512
Occupancy and Equipment	11,158	10,494	9,643
Data Processing	5,799	6,390	5,857
Professional Fees	3,539	2,468	1,910
Advertising and Promotion	3,518	3,630	2,997
Supplies and Communications	2,518	2,592	2,391
Amortization of Other Intangible Assets	1,958	2,324	2,379
Impairment Loss on Goodwill	107,393	102,891	—
Other Operating Expenses	16,230	12,104	11,624

Total Non-Interest Expense	194,322	189,929	77,313

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(103,448)	(36,460)	105,720
Provision (Benefit) for Income Taxes	(1,355)	24,302	40,370

NET INCOME (LOSS)	$(102,093)	$(60,762)	$65,350

EARNINGS (LOSS) PER SHARE:
Basic	$(2.23)	$(1.27)	$1.34
Diluted	$(2.23)	$(1.27)	$1.32
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,872,541	47,787,213	48,850,221
Diluted	45,872,541	47,787,213	49,435,128
DIVIDENDS DECLARED PER SHARE	$0.09	$0.24	$0.20

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock — Number of Shares			Stockholders’ Equity

	Gross		Net				Accumulated
	Shares		Shares		Additional		Other	Retained	Treasury	Total
	Issued and	Treasury	Issued and	Common	Paid-in	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
(Dollars in thousands)	Outstanding	Shares	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity

BALANCE AT JANUARY 1, 2006	49,821,798	(1,163,000)	48,658,798	$50	$339,991	$(1,150)	$(4,383)	$111,862	$(20,041)	$426,329
Cumulative Adjustment — Tax Credit Funds	—	—	—	—	—	—	—	(656)	—	(656)
Cumulative Adjustment — Share-Based Compensation	—	—	—	—	(916)	1,150	—	—	—	234
Exercises of Stock Options and Stock Warrants	417,815	—	417,815	—	3,553	—	—	—	—	3,553
Share-Based Compensation Expense	—	—	—	—	1,521	—	—	—	—	1,521
Tax Benefit from Exercise of Stock Options	—	—	—	—	661	—	—	—	—	661
Cash Dividends	—	—	—	—	—	—	—	(11,805)	—	(11,805)
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	65,350	—	65,350
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	1,183	—	—	1,183

Total Comprehensive Income										66,533

BALANCE AT DECEMBER 31, 2006	50,239,613	(1,163,000)	49,076,613	50	344,810	—	(3,200)	164,751	(20,041)	486,370
Shares Issued for Business Acquisitions	102,181	—	102,181	—	2,198	—	—	—	—	2,198
Exercises of Stock Options and Stock Warrants	132,647	—	132,647	—	1,164	—	—	—	—	1,164
Share-Based Compensation Expense	—	—	—	—	1,880	11	—	—	—	1,891
Restricted Stock Awards	19,000	—	19,000	—	256	(256)	—	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	—	—	317	—	—	—	—	317
Cash Dividends	—	—	—	—	—	—	—	(11,574)	—	(11,574)
Repurchase of Common Stock	—	(3,469,500)	(3,469,500)	—	—	—	—	—	(49,971)	(49,971)
Repurchase of Stock Warrants	—	—	—	—	(2,552)	—	—	—	—	(2,552)
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(60,762)	—	(60,762)
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	3,475	—	—	3,475

Total Comprehensive Loss										(57,287)

BALANCE AT DECEMBER 31, 2007	50,493,441	(4,632,500)	45,860,941	50	348,073	(245)	275	92,415	(70,012)	370,556
Cumulative-Effect Adjustment — Adoption of EITF Issue No. 06-4	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	983	53	—	—	—	1,036
Restricted Stock Awards	10,000	—	10,000	—	67	(67)	—	—	—	—
Cancellation of Restricted Stock Award	(5,000)	—	(5,000)	—	(41)	41	—	—	—	—
Cash Dividends	—	—	—	—	—	—	—	(3,853)	—	(3,853)
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(102,093)	—	(102,093)
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	269	—	—	269

Total Comprehensive Loss										(101,824)

BALANCE AT DECEMBER 31, 2008	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(102,093)	$(60,762)	$65,350
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,900	2,953	2,924
Amortization of Premiums and Accretion of Discounts on Investments, Net	164	218	264
Amortization of Other Intangible Assets	1,958	2,324	2,379
Amortization of Servicing Assets	1,295	2,046	1,307
Share-Based Compensation Expense	1,036	1,891	1,521
Provision for Credit Losses	75,676	38,323	7,173
Federal Home Loan Bank and Federal Reserve Bank Stock Dividends	(1,259)	(708)	(641)
Gain on Sales of Securities Available for Sale	(77)	—	(2)
Other-Than-Temporary Impairment Loss on Securities	3,115	1,074	—
Gain on Sales of Loans	(765)	(5,452)	(6,917)
Gain on Sales of Other Real Estate Owned	324	(226)	—
Impairment Loss on Goodwill	107,393	102,891	—
Excess Tax Benefit from Exercises of Stock Options	—	(193)	(598)
Deferred Tax Benefit	(11,254)	(14,618)	(2,942)
Origination of Loans Held for Sale	(54,347)	(108,639)	(154,608)
Proceeds from Sales of Loans Held for Sale	24,037	131,626	138,720
(Increase) Decrease in Accrued Interest Receivable	5,064	(492)	(2,799)
Increase in Servicing Assets, Net	(750)	(1,803)	(1,976)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(951)	(933)	(879)
(Increase) Decrease in Other Assets	1,151	2,875	(9,300)
Increase (Decrease) in Accrued Interest Payable	(3,289)	(754)	10,671
Increase (Decrease) in Other Liabilities	(5,573)	3,158	(760)

Net Cash Provided By Operating Activities	43,755	94,821	48,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured Term Federal Funds Sold	—	5,000	—
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	4,074	—	617
Proceeds from Matured or Called Securities Available for Sale	147,320	89,958	56,729
Proceeds from Sales of Securities Available for Sale	28,501	—	5,005
Proceeds from Sales of Other Real Estate Owned	2,128	1,306	—
Net Increase in Loans Receivable	(95,286)	(461,297)	(352,678)
Purchase of Term Federal Funds Sold	—	—	(5,000)
Purchases of Federal Home Loan Bank and Federal Reserve Bank Stock	(10,261)	(7,849)	(311)
Purchases of Securities Available for Sale	(25,339)	(44,980)	(9,663)
Purchases of Premises and Equipment	(2,379)	(3,682)	(2,237)
Business Acquisitions, Net of Cash Acquired	—	(1,727)	—

Net Cash Provided By (Used In) Investing Activities	48,758	(423,271)	(307,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	68,381	56,984	118,601
Proceeds from Exercises of Stock Options and Stock Warrants	—	1,164	3,553
Excess Tax Benefit from Exercises of Stock Options	—	193	598
Cash Paid to Acquire Treasury Stock	—	(49,971)	—
Cash Paid to Repurchase Stock Options and Stock Warrants	(70)	(2,552)	—
Cash Dividends Paid	(3,853)	(11,574)	(11,805)
Proceeds from Long-Term Federal Home Loan Bank Advances and Other Borrowings	250,000	—	130,000
Repayment of Long-Term Federal Home Loan Bank Advances and Other Borrowings	(468)	(443)	(5,420)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(313,713)	318,546	(1,874)

Net Cash Provided By Financing Activities	277	312,347	233,653

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,790	(16,103)	(24,976)
Cash and Cash Equivalents at Beginning of Year	122,398	138,501	163,477

CASH AND CASH EQUIVALENTS AT END OF YEAR	$215,188	$122,398	$138,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$107,071	$129,864	$117,100
Income Taxes Paid	$13,873	$38,232	$45,869
Non-Cash Activities:
Stock Issued for Business Acquisition	$293	$2,198	$—
Transfer of Loans to Other Real Estate Owned	$2,988	$1,367	$541
Dividends Declared	$—	$3,030	$2,941

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

Note 1 —	Summary of Significant Accounting Policies

Summary of Operations

Hanmi Financial Corporation (“Hanmi Financial,” “we,” “us” or “our”) was formed as a holding company of Hanmi Bank (the “Bank”) and registered with the Securities and Exchange Commission under the Securities Act of 1933 on March 17, 2001. Subsequent to its formation, each of the Bank’s shares was exchanged for one share of Hanmi Financial with an equal value. Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the Federal Deposit Insurance Corporation. As of December 31, 2008, the Bank maintained a branch network of 26 full-service branch offices in California and 7 loan production offices in California, Colorado, Georgia, Illinois, Texas, Virginia and Washington.

Our other subsidiaries, Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), were acquired in January 2007. Founded in 1989, Chun-Ha and All World are insurance agencies that offer a complete line of insurance products, including life, commercial, automobile, health, and property and casualty.

Basis of Presentation

The accounting and reporting policies of Hanmi Financial and subsidiaries conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of Hanmi Financial and our wholly owned subsidiaries, the Bank, Chun-Ha and All World. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas where estimates are made consist of the allowance for loan losses, other-than-temporary impairment, investment securities valuations and income taxes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

Liquidity Risk

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

For further disclosure on our liquidity position and our available sources of liquidity, see “Note 22 — Liquidity.”

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks and overnight federal funds sold, all of which have original or purchased maturities of less than 90 days.

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

3.	Securities not classified as held-to-maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders’ equity as accumulated other comprehensive income, net of income taxes.

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

We assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment (“OTTI”). Specific investment level factors we examine to assess impairment include the severity and duration of the loss, an analysis of the issuers of the securities and if there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we reexamine the financial resources and overall ability the Bank has and the intent management has to hold the securities until their fair values recover. To the extent

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

there is an impairment of value deemed “other than temporary” for a security held to maturity or available for sale, a loss is recognized in earnings and a new cost basis established for the security.

We also have a minority investment of less than five percent in a publicly traded company, Pacific International Bancorp (“PIB”). As of December 31, 2008, the investment was carried at fair value and included in securities available for sale on the Consolidated Balance Sheets. At December 31, 2007, due to an inactive market for the common stock of PIB, the investment was carried at cost and included in other assets on the Consolidated Balance Sheets. As of December 31, 2008 and 2007, its carrying value was $804,000 and $511,000, respectively. We monitor the investment for impairment and make appropriate reductions in carrying value when necessary.

Loans Receivable

We originate loans for investment, with such designation made at the time of origination. Loans receivable that we have the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Non-refundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market, primarily Small Business Administration (“SBA”) loans, are carried at the lower of aggregate cost or market value. Origination fees on loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans. A valuation allowance is established if the market value of such loans is lower than their cost and net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

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

Loans are measured for impairment when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for loan losses. Accounting standards require that an impaired loan be measured based on:

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

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and Improvements	10 to 30 years
Furniture and Equipment	3 to 7 Years
Leasehold Improvements	Term of Lease or Useful Life, Whichever is Shorter
Software	3 Years

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

Other Real Estate Owned

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Upon sales of such loans, we receive a fee for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of adequate compensation, for the estimated life of the loan, using a discount rate and a constant prepayment rate. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

Interest-only strips are recorded based on the present value of the excess of total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

strips are accounted for at their estimated fair value, with unrealized gains or losses recorded as adjustments to accumulated other comprehensive income (loss).

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit — our banking operations. SFAS No. 142 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.

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

Other Intangible Assets

Other intangible assets consists of a core deposit intangible (“CDI”) and acquired intangible assets arising from acquisitions, including non-compete agreements, trade names, carrier relationships and client/insured relationships. CDI represents the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions. We amortize the CDI balance using an accelerated method over eight years. The acquired intangible assets were initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives.

As required by SFAS No. 142, we evaluated the useful lives assigned to other intangible assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2008. As required by SFAS No. 142, other intangible assets are assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The other intangible assets recoverability analysis is consistent with our policy for assessing impairment of long-lived assets.

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

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

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

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

Bank-Owned Life Insurance

We have purchased single premium life insurance policies (“bank-owned life insurance”) on certain officers. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due, if any, that are probable at settlement.

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

Junior Subordinated Debentures

We have established three statutory business trusts that are wholly owned subsidiaries of Hanmi Financial: Hanmi Capital Trust I, Hanmi Capital Trust II and Hanmi Capital Trust III (collectively, “the Trusts”). In three separate private placement transactions, the Trusts issued variable rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. Hanmi Financial is the owner of all the beneficial interests represented by the common securities of the Trusts.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities (Revised December 2003) — an Interpretation of ARB No. 51,” requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected losses from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s expected residual returns, or both. The Trusts are not consolidated and junior subordinated debt represents liabilities of Hanmi Financial to the Trusts.

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

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 1 —	Summary of Significant Accounting Policies (Continued)

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards.” We have adopted the alternative transition method prescribed by FSP No. FAS 123R-3 and concluded that we have no pool of tax benefits as of the adoption date of SFAS No. 123(R).

SFAS No. 123(R) requires that cash flows resulting from the realization of excess tax benefits recognized on awards that were fully vested at the time of adoption of SFAS No. 123(R) be classified as a financing cash inflow and an operating cash outflow on the Consolidated Statements of Cash Flows. Before the adoption of SFAS No. 123(R), we presented all tax benefits realized from the exercise of stock options as an operating cash inflow.

In addition, SFAS No. 123(R) requires that any unearned compensation related to awards granted prior to the adoption of SFAS No. 123(R) be eliminated against the appropriate equity accounts. As a result, the presentation of stockholders’ equity was revised to reflect the transfer of the balance previously reported in unearned compensation to additional paid-in capital.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings.

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

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 2 —	Fair Value Measurements (Continued)

years. The adoption of SFAS No. 157 and FSP No. FAS 157-2 did not have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for us on January 1, 2008. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

Loans Held for Sale — Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics. As such, we classify these loans as Level 2 and subject to non-recurring fair value adjustments.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 2 —	Fair Value Measurements (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2008, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3

		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	December 31,
(In thousands)	Assets	Characteristics	Inputs	2008

ASSETS:
Securities Available for Sale:
Mortgage-Backed Securities	$—	$78,860	$—	$78,860
Municipal Bonds	—	58,313	—	58,313
Collateralized Mortgage Obligations	—	36,162	—	36,162
U.S. Government Agency Securities	17,700	—	—	17,700
Other Securities	759	2,888	1,311	4,958
Equity Securities	804	—	—	804
Corporate Bonds	—	169	—	169

Total Securities Available for Sale	$19,263	$176,392	$1,311	$196,966

Servicing Assets	$—	$—	$3,791	$3,791

LIABILITIES:
Servicing Liabilities	$—	$—	$238	$238

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 2 —	Fair Value Measurements (Continued)

measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	December 31,
(In thousands)	2008	Settlements	in Earnings	Income	of Level 3	2008

ASSETS:
Securities Available for Sale:
Other Securities	$925	$—	$—	$386	$—	$1,311
Servicing Assets	$4,336	$405	$(950)	$—	$—	$3,791

LIABILITIES:
Servicing Liabilities	$266	$—	$(28)	$—	$—	$238

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2008, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3

		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	December 31,
(In thousands)	Assets	Characteristics	Inputs	2008

ASSETS:
Loans Held for Sale	$—	$37,410	$—	$37,410
Impaired Loans	$—	$2,404	$—	$2,404

Assets and Liabilities Not Measured at Fair Value on a Recurring or Non-Recurring Basis

SFAS No. 107, “Disclosures About Fair Value of Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis or non-recurring basis are discussed above.

The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 2 —	Fair Value Measurements (Continued)

we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The estimated fair values of financial instruments were as follows:

	December 31, 2008		December 31, 2007

	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
(In thousands)	Amount	Value	Amount	Value

FINANCIAL ASSETS:
Cash and Cash Equivalents	$215,188	$215,188	$122,398	$122,398
Securities Held to Maturity	910	910	940	941
Securities Available for Sale	196,966	196,966	349,517	349,517
Loans Receivable, Net	3,251,311	3,246,955	3,234,762	3,232,165
Accrued Interest Receivable	12,347	12,347	17,500	17,500
Federal Home Loan Bank Stock	30,697	30,697	21,746	21,746
Federal Reserve Bank Stock	10,228	10,228	11,733	11,733

FINANCIAL LIABILITIES:
Noninterest-Bearing Deposits	536,944	536,944	680,282	680,282
Interest-Bearing Deposits	2,533,136	2,538,394	2,321,417	2,323,199
FHLB Advances, Other Borrowings and Junior Subordinated Debentures	505,389	506,429	569,570	571,913
Accrued Interest Payable	18,539	18,539	21,828	21,828

OFF-BALANCE SHEET ITEMS:
Commitments to Extend Credit	386,785	384	524,349	535
Standby Letters of Credit	47,289	194	48,071	147

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:

Cash and Cash Equivalents — The carrying amounts approximate fair value due to the short-term nature of these instruments.

Securities — The fair value of securities was generally obtained from market bids for similar or identical securities or obtained from independent securities brokers or dealers.

Loans Receivable, Net — Fair values were estimated by loan portfolio and are based on discounted cash flows utilizing discount rates that approximate the pricing of similar loans and anticipated repayment schedules. The fair value of non-performing loans at December 31, 2008 and 2007 was not estimated because it was not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of the allowance for loan losses. Impaired loans and loans held for sale were excluded.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 2 —	Fair Value Measurements (Continued)

Accrued Interest Receivable — The carrying amount of accrued interest receivable approximates its fair value.

Federal Home Loan Bank and Federal Reserve Bank Stock — The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.

Noninterest-Bearing Deposits — The fair value of non-maturity deposits was the amount payable on demand at the reporting date. Non-maturity deposits include noninterest-bearing demand deposits, savings accounts and money market checking.

Interest-Bearing Deposits — The fair value of interest-bearing deposits, such as certificates of deposit, was estimated based on discounted cash flows. The discount rate used was based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.

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

Note 3 —	Securities

The following is a summary of securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value

December 31, 2008:
Municipal Bonds	$695	$—	$—	$695
Mortgage-Backed Securities	215	—	—	215

	$910	$—	$—	$910

December 31, 2007:
Municipal Bonds	$694	$—	$—	$694
Mortgage-Backed Securities	246	1	—	247

	$940	$1	$—	$941

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 3 —	Securities (Continued)

The following is a summary of securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value

December 31, 2008:
Mortgage-Backed Securities	$77,515	$1,536	$191	$78,860
Municipal Bonds	58,987	413	1,087	58,313
Collateralized Mortgage Obligations	36,204	137	179	36,162
U.S. Government Agency Securities	17,580	120	—	17,700
Other Securities	4,684	386	112	4,958
Equity Securities	511	293	—	804
Corporate Bonds	355	—	186	169

	$195,836	$2,885	$1,755	$196,966

December 31, 2007:
Mortgage-Backed Securities	$99,332	$533	$667	$99,198
Municipal Bonds	69,907	1,867	23	71,751
Collateralized Mortgage Obligations	51,881	128	591	51,418
U.S. Government Agency Securities	104,893	277	81	105,089
Other Securities	3,925	—	90	3,835
Corporate Bonds	18,295	43	112	18,226

	$348,233	$2,848	$1,564	$349,517

The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2037, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value

Within One Year	$8,038	$8,200	$—	$—
Over One Year Through Five Years	17,697	17,812	—	—
Over Five Years Through Ten Years	7,083	7,208	695	695
Over Ten Years	48,788	47,920	—	—
Mortgage-Backed Securities	77,515	78,860	215	215
Collateralized Mortgage Obligations	36,204	36,162	—	—
Equity Securities	511	804	—	—

	$195,836	$196,966	$910	$910

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 3 —	Securities (Continued)

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FSP No. FAS 115-1 and FSP No. FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin No. 59, we periodically evaluate our investments for OTTI. For the years ended December 31, 2008 and 2007, we recorded $3.1 million and $1.1 million, respectively, in other-than-temporary impairment charges on certain available-for-sale securities and certain unmarketable securities (included in other assets in the accompanying Consolidated Balance Sheets).

As of December 31, 2008, we had an investment in a Lehman Brothers corporate bond with an aggregate par value of $2.7 million. During the third quarter of 2008, Lehman Brothers filed for bankruptcy. Based on an evaluation of the financial condition and near-term prospects of Lehman Brothers, we recorded an OTTI charge of $2.4 million to write down the value of the corporate bond to its estimated fair value. As of December 31, 2008, we had an investment in a Community Reinvestment Act (“CRA”) equity fund that was included in other assets. During the third and fourth quarters of 2008, we recorded OTTI charges of $212,000 and $494,000, respectively, due to the foreclosure of three properties in the fund and the conversion of three properties from for-sale to rental properties.

As of December 31, 2007, we had investments in CRA preferred securities with an aggregate par value of $2.0 million. During the fourth quarter of 2007, based on an evaluation of the length of time and extent to which the estimated fair value of the CRA preferred securities had been less than their carrying value, and the financial condition and near-term prospects of the issuers, we recorded an OTTI charge of $1.1 million to write down the value of the CRA preferred securities to their estimated fair value.

Gross unrealized losses on investment securities available for sale and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2008 and 2007:

	Holding Period

	Less than 12 Months		12 Months or More		Total

	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(In thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Available for Sale — December 31, 2008:
Mortgage-Backed Securities	$158	$10,631	$33	$5,277	$191	$15,908
Municipal Bonds	968	35,614	119	1,749	1,087	37,363
Collateralized Mortgage Obligations	36	4,569	143	5,903	179	10,472
Other Securities	72	929	40	1,960	112	2,889
Corporate Bonds	186	169	—	—	186	169

	$1,420	$51,912	$335	$14,889	$1,755	$66,801

Available for Sale — December 31, 2007:
Mortgage-Backed Securities	$31	$5,319	$636	$42,143	$667	$47,462
Municipal Bonds	—	—	23	2,910	23	2,910
Collateralized Mortgage Obligations	—	—	591	40,167	591	40,167
U.S. Government Agency Securities	—	—	81	46,895	81	46,895
Other Securities	—	—	90	2,910	90	2,910
Corporate Bonds	—	—	112	7,834	112	7,834

	$31	$5,319	$1,533	$142,859	$1,564	$148,178

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 3 —	Securities (Continued)

The impairment losses described previously are not included in the table above as the impairment losses were recorded. All other individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2008 and 2007 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status at December 31, 2008 and 2007. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability, and management intends, to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2008 and 2007 are not other-than-temporarily impaired, and therefore, no additional impairment charges as of December 31, 2008 and 2007 are warranted.

Securities available for sale with carrying values of $123.6 million and $240.4 million as of December 31, 2008 and 2007, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

There were $77,000, $0 and $2,000 in net realized gains on sales of securities available for sale during the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, $281,000 ($163,000, net of income taxes) of net unrealized gains arose during the year and was included in comprehensive income and $435,000 ($252,000, net of income taxes) of previously net unrealized gains were realized in earnings. In 2007, $2.7 million ($2.0 million, net of income taxes) of net unrealized gains arose during the year and was included in comprehensive income. In 2006, $254,000 ($184,000, net of income taxes) of net unrealized losses arose during the year and was included in comprehensive income and $4,000 ($3,000, net of income taxes) of previously net unrealized gains were realized in earnings.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 4 —	Loans

Loans Receivable

Loans receivable consisted of the following:

	December 31,

(In thousands)	2008	2007

Real Estate Loans:
Commercial Property	$908,970	$795,675
Construction	178,783	215,857
Residential Property	92,361	90,065

Total Real Estate Loans	1,180,114	1,101,597

Commercial and Industrial Loans:
Commercial Term Loans	1,611,449	1,599,853
Commercial Lines of Credit	214,699	256,978
SBA Loans	140,989	112,503
International Loans	95,185	119,360

Total Commercial and Industrial Loans	2,062,322	2,088,694

Consumer Loans	83,525	90,449

Total Gross Loans	3,325,961	3,280,740
Allowance for Loans Losses	(70,986)	(43,611)
Deferred Loan Fees	(1,260)	(2,367)

Loans Receivable, Net	$3,253,715	$3,234,762

Accrued interest on loans receivable amounted to $11.8 million and $15.6 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, loans receivable totaling $2,841.5 million and $1,278.6 million, respectively, were pledged to secure FHLB advances and the FRB’s federal discount window.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 4 —	Loans (Continued)

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows:

	As of and for the Year Ended December 31,

	2008		2007		2006

		Allowance		Allowance		Allowance
		for Off-		for Off-		for Off-
	Allowance	Balance	Allowance	Balance	Allowance	Balance
	for Loan	Sheet	for Loan	Sheet	for Loan	Sheet
(In thousands)	Losses	Items	Losses	Items	Losses	Items

Balance at Beginning of Year	$43,611	$1,765	$27,557	$2,130	$24,963	$2,130
Provision Charged to Operating Expense	73,345	2,331	38,688	(365)	7,173	—
Loans Charged Off	(48,152)	—	(23,330)	—	(6,129)	—
Recoveries	2,182	—	696	—	1,550	—

Balance at End of Year	$70,986	$4,096	$43,611	$1,765	$27,557	$2,130

Impaired Loans

The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,

(In thousands)	2008	2007	2006

Recorded Investment With Related Allowance	$71,448	$38,930	$10,616
Recorded Investment With No Related Allowance	49,945	15,202	3,868
Allowance on Impaired Loans	(18,157)	(11,829)	(6,731)

Net Recorded Investment in Impaired Loans	$103,236	$42,303	$7,753

Average Total Recorded Investment in Impaired Loans	$149,680	$61,249	$19,287

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$7,327	$4,672	$1,726
Less: Interest Income Recognized on Impaired Loans on a Cash Basis	(5,422)	(3,705)	(1,146)

Interest Foregone on Impaired Loans	$1,905	$967	$580

There were no commitments to lend additional funds to borrowers whose loans are included above.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 4 —	Loans (Continued)

Non-Performing Assets

The following table details non-performing assets for the periods indicated:

	December 31,

(In thousands)	2008	2007

Non-Accrual Loans	$120,823	$54,252
Loans 90 Days or More Past Due and Still Accruing	1,075	227

Total Non-Performing Loans	121,898	54,479
Other Real Estate Owned	823	287

Total Non-Performing Assets	$122,721	$54,766

Loans on non-accrual status totaled $120.8 million and $54.3 million at December 31, 2008 and 2007, respectively. The increase in non-accrual loans was primarily due to two large construction loans (a $25.2 million condominium project in Northern California and an $11.9 million low-income housing construction project in the Los Angeles area) and a $24.2 million commercial term loan.

Loans past due 90 days or more and still accruing interest totaled $1.1 million and $227,000 at December 31, 2008 and 2007, respectively.

As of December 31, 2008, there were three OREO properties with a combined net carrying value of $823,000. As of December 31, 2007, there was one OREO property with a net carrying value of $287,000. During the year ended December 31, 2008, an OREO property, with a carrying value of $2.3 million, was sold and a net loss of $324,000 was realized. During the year ended December 31, 2007, an OREO property, with a carrying value of $1.1 million, was sold and a net gain of $226,000 was realized.

Restructured Loans

As of December 31, 2008, restructured loans totaled $24.2 million and the related allowance was $714,000. There were no restructured loans at December 31, 2007.

Servicing Assets

The changes in servicing assets were as follows for the periods indicated:

	December 31,

(In thousands)	2008	2007

Balance at Beginning of Year	$4,336	$4,579
Additions	405	1,821
Changes in Valuation Allowance	345	(18)
Amortization	(1,295)	(2,046)

Balance at End of Year	$3,791	$4,336

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 4 —	Loans (Continued)

At December 31, 2008 and 2007, we serviced loans sold to unaffiliated parties in the amounts of $228.6 million and $258.5 million, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

Note 5 —	Premises and Equipment

The following is a summary of the major components of premises and equipment:

	December 31,

(In thousands)	2008	2007

Land	$6,120	$6,120
Buildings and Improvements	8,790	8,433
Furniture and Equipment	14,528	13,783
Leasehold Improvements	10,956	10,141
Software	862	862

	41,256	39,339
Accumulated Depreciation and Amortization	(20,977)	(18,539)

Total Premises and Equipment, Net	$20,279	$20,800

Depreciation and amortization expense totaled $2.9 million, $3.0 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 6 —	Goodwill

As of December 31, 2008 and 2007, goodwill totaled $0 and $107.1 million, respectively. The change in goodwill during the year is as follows:

	As of and for the Year Ended
	December 31,

(In thousands)	2008	2007

Balance at Beginning of Year	$107,100	$207,646
Acquired Goodwill	293	2,345
Impairment Loss on Goodwill	(107,393)	(102,891)

Balance at End of Year	$—	$107,100

Acquired Goodwill

The acquisitions of Chun-Ha and All World resulted in the recognition of goodwill aggregating $293,000 and $2.3 million for the years ended December 31, 2008 and 2007, respectively.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 6 —	Goodwill (Continued)

Impairment Loss on Goodwill

During our assessments of goodwill during the second quarter of 2008 and the fourth quarter of 2007, we concluded that we had an impairment of goodwill based on the decline in the market value of our common stock, which we believe reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks. The fair value was determined based on a weighted distribution of values derived from three different approaches: market approach, market capitalization approach, and income approach. Based on these assessments, we concluded that the related goodwill was impaired and $107.4 million and $102.9 million was required to be expensed as a non-cash charge to continuing operations during the second quarter of 2008 and the fourth quarter of 2007, respectively.

Note 7 —	Other Intangible Assets

Other intangible assets were as follows:

		December 31, 2008			December 31, 2007

		Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Period	Amount	Amortization	Amount	Amount	Amortization	Amount

Other Intangible Assets:
Core Deposit Intangible	8 years	$13,137	$(10,538)	$2,599	$13,137	$(8,865)	$4,272
Trade Names	20 years	970	(97)	873	970	(48)	922
Client/Insured Relationships	10 years	770	(154)	616	770	(77)	693
Non-Compete Agreements	5 years	600	(240)	360	600	(120)	480
Carrier Relationships	15 years	580	(78)	502	580	(39)	541

Total Other Intangible Assets		$16,057	$(11,107)	$4,950	$16,057	$(9,149)	$6,908

The weighted-average amortization period for other intangible assets is 9.1 years. The total amortization expense for other intangible assets was $2.0 million, $2.3 million and $2.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated future amortization expense related to other intangible assets for each of the next five years is as follows:

Year Ending
December 31,

(In thousands)	Amount

2009	$1,568
2010	$1,149
2011	$700
2012	$198
2013	$165

As of December 31, 2008 and 2007, management is not aware of any circumstances that would indicate impairment of other intangible assets. There were no impairment charges recorded through earnings in 2008 or 2007.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 8 —	Deposits

At December 31, 2008, the scheduled maturities of time deposits are as follows:

	Time
	Deposits	Other
Year Ending	of $100,000	Time
December 31,	or More	Deposits	Total

(In thousands)

2009	$823,015	$1,106,010	$1,929,025
2010	26,499	124,934	151,433
2011	182	84	266
2012	—	4	4
2013	—	—	—
Thereafter	104	34	138

Total	$849,800	$1,231,066	$2,080,866

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Savings	$2,093	$2,004	$1,853
Money Market Checking and NOW Accounts	19,909	15,446	14,539
Time Deposits of $100,000 or More	43,598	75,516	64,184
Other Time Deposits	18,753	15,551	12,977

Total Interest Expense on Deposits	$84,353	$108,517	$93,553

Accrued interest payable on deposits totaled $16.7 million and $20.7 million at December 31, 2008 and 2007, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2008 and 2007 were $3.1 million and $6.3 million, respectively.

On October 3, 2008, FDIC deposit insurance on most accounts was increased from $100,000 to $250,000. This increase is in place until the end of 2009. As of December 31, 2009, time deposits of $250,000 or more were $149.5 million.

Note 9 —	FHLB Advances and Other Borrowings

FHLB advances and other borrowings consisted of the following:

	December 31,

(In thousands)	2008	2007

FHLB Advances	$422,196	$432,664
Federal Funds Purchased	—	50,000
Note Issued to U.S. Treasury	787	4,500

Total FHLB Advances and Other Borrowings	$422,983	$487,164

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 9 —	FHLB Advances and Other Borrowings (Continued)

FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

Year of Maturity	December 31, 2008		December 31, 2007

		Weighted-		Weighted-
		Average		Average
		Interest		Interest
(Dollars in thousands)	Amount	Rate	Amount	Rate

2008	$—	—	$415,000	4.72%
2009	161,000	1.71%	6,000	5.63%
2010	6,908	4.44%	7,084	4.44%
2011	150,000	0.76%	—	—
2012	—	—	—	—
2013	100,000	0.67%	—	—
Thereafter	4,288	5.27%	4,580	5.27%

	$422,196	1.21%	$432,664	4.73%

The following is financial data pertaining to FHLB advances:

	Year Ended December 31,

(Dollars in thousands)	2008	2007	2006

Weighted-Average Interest Rate at End of Year	1.21%	4.73%	5.20%
Weighted-Average Interest Rate During the Year	2.81%	5.11%	5.02%
Average Balance of FHLB Advances	$498,875	$237,733	$123,295
Maximum Amount Outstanding at Any Month-End	$597,472	$432,664	$168,250

We have pledged investment securities available for sale and loans receivable with carrying values of $110.1 million and $1,441.5 million, respectively, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $682.7 million, of which $260.5 million remained available as of December 31, 2008.

For the years ended December 31, 2008, 2007 and 2006, interest expense on FHLB advances and other borrowings totaled $14.4 million, $13.9 million and $7.0 million, respectively, and the weighted-average interest rates were 2.82 percent, 5.10 percent and 5.02 percent, respectively.

Total credit lines for borrowing amounted to $5.0 million and $186.0 million at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, $0 and $50.0 million, respectively, was borrowed under these credit lines. On December 31, 2008, the Bank was approved for a credit line of $1.07 billion through the FRB discount window.

Note 10 —	Junior Subordinated Debentures

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 10 —	Junior Subordinated Debentures (Continued)

interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The securities have a floating rate, which resets quarterly. Under the terms of the transactions, the securities will mature in 2034 and are redeemable, in whole or in part, without penalty, at the option of Hanmi Financial after five years. The outstanding subordinated debentures related to these offerings, the proceeds of which financed the purchase of PUB, totaled $82.4 million at December 31, 2008 and 2007.

In October 2008, Hanmi Financial committed to the FRB that no interest payments on the trust preferred securities would be made without the prior written consent of the FRB. In addition, limitations imposed by our regulators prohibited the Bank from providing a dividend to Hanmi Financial. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding trust preferred securities until further notice, beginning with the interest payment that was due on January 15, 2009. See “Note 14 — Regulatory Matters” for further discussion.

For the years ended December 31, 2008, 2007 and 2006, interest expense on the junior subordinated debentures totaled $5.1 million, $6.6 million and $6.4 million, respectively, and the weighted-average interest rates were 6.14 percent, 8.06 percent and 7.79 percent, respectively.

Note 11 —	Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to betaken on a tax return. Under FIN No. 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

We adopted the provisions of FIN No. 48 on January 1, 2007, and there was no material effect on the consolidated financial statements as of the date of the adoption. Because of the implementation, there was no cumulative effect related to adopting FIN No. 48. However, certain amounts have been reclassified on the Consolidated Balance Sheets in order to comply with the requirements of FIN No. 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,

(In thousands)	2008	2007

Unrecognized Tax Benefits at Beginning of Year	$1,032	$794
Gross Increases for Tax Positions of Prior Years	960	40
Gross Decreases for Tax Positions of Prior Years	—	—
Increases in Tax Positions for Current Year	131	198
Settlements	—	—
Lapse in Statute of Limitations	(686)	—

Unrecognized Tax Benefits at End of Year	$1,437	$1,032

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 11 —	Income Taxes (Continued)

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $976,000, $141,000 and $115,000 as of December 31, 2008, December 31, 2007 and January 1, 2007, respectively.

During 2008 and 2007, we accrued interest of $58,000 and $52,000, respectively, for uncertain tax benefits. As of December 31, 2008 and 2007, the total amount of accrued interest related to uncertain tax positions, net of federal tax benefit, was $117,000 and $96,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.

Unrecognized tax benefits primarily include state exposures from California Enterprise Zone interest deductions and income tax treatment for prior business acquisition costs. We believe that it is reasonably possible that certain remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2009 because of a lapse of the statute of limitations. We anticipate an insignificant net change in the unrecognized tax benefits related to prior business acquisition costs, which will increase due to additional unrecognized tax benefits and decrease due to the lapse of the statute of limitations during 2009. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2007. Hanmi Financial Corporation and its subsidiaries’ state income tax returns are open to audit under the statute of limitations by various state tax authorities for the years ended December 31, 2004 through 2007. We are currently not under any audit by the Internal Revenue Service or state tax authorities.

A summary of the provision (benefit) for income taxes was as follows:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Current Expense:
Federal	$7,020	$30,074	$34,298
State	2,879	8,846	9,014

	9,899	38,920	43,312

Deferred Expense:
Federal	(7,590)	(10,791)	(2,222)
State	(3,664)	(3,827)	(720)

	(11,254)	(14,618)	(2,942)

Provision (Benefit) for Income Taxes	$(1,355)	$24,302	$40,370

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 11 —	Income Taxes (Continued)

Deferred tax assets and liabilities were as follows:

	December 31,

(In thousands)	2008	2007

Deferred Tax Assets:
Credit Loss Provision	$35,792	$20,800
Depreciation	2,170	1,729
State Taxes	—	1,594
Other	962	2,133

Total Deferred Tax Assets	38,924	26,256

Deferred Tax Liabilities:
Purchase Accounting	(4,559)	(5,464)
State Taxes	(2,337)	—
Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps	(471)	(527)
Other	(2,101)	(1,795)

Total Deferred Tax Liabilities	(9,468)	(7,786)

Net Deferred Tax Assets	$29,456	$18,470

The realization of deferred tax assets will depend on the existence of future taxable income. The losses in 2006 and 2007 were caused by goodwill impairment charges that were not (and will never be) deductible for tax return purposes. Given our current financial position, the results of operations for the preceding years and the lack of any negative evidence suggesting otherwise, management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, as of December 31, 2008 and 2007, management has determined that no valuation allowance was required.

A reconciliation between the federal statutory income tax rate and the effective tax rate was as follows:

	Year Ended December 31,

	2008	2007	2006

Federal Statutory Income Tax Rate	35.0%	(35.0)%	35.0%
State Taxes, Net of Federal Tax Benefits	0.5%	9.1%	5.8%
Tax-Exempt Municipal Securities	0.9%	(3.0)%	(1.0)%
Other	1.2%	(4.3)%	(1.6)%
Impairment Loss on Goodwill	(36.3)%	99.9%	—

Effective Tax Rate	1.3%	66.7%	38.2%

At December 31, 2008 and 2007, net current taxes receivable of $11.7 million and $5.6 million, respectively, were included in other assets on the Consolidated Balance Sheets.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 12 —	Share-Based Compensation

At December 31, 2008, we had one incentive plan, the 2007 Equity Compensation Plan (the “Plan”), which replaced the Year 2000 Stock Option Plan. The 2004 CEO Stock Option Plan (the “CEO Plan”) was terminated on December 31, 2007. The Plan provides for grants of non-qualified and incentive stock options, restricted stock, stock appreciation rights and performance shares to non-employee directors, officers, employees and consultants of Hanmi Financial and its subsidiaries. The CEO Plan had provided for the grant of stock options and restricted stock to our former Chief Executive Officer.

Under the Plan, we may grant equity incentive awards for up to 3,000,000 shares of common stock. As of December 31, 2008, 3,000,000 shares were still available for issuance. The CEO Plan was terminated as of December 31, 2007 and there were no additional shares available for issuance.

The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,

	2008	2007	2006

Share-Based Compensation Expense	$1,036	$1,891	$1,521
Related Tax Benefits	$436	$795	$640

As of December 31, 2008, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
(Dollars in thousands)	Expense	Recognition Period

Stock Option Awards	$1,976	2.2 years
Restricted Stock Awards	218	3.9 years

Total Unrecognized Share-Based Compensation Expense	$2,194	2.4 years

2007 Equity Compensation Plan

Stock Options

All stock options granted under the Plan have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted under the Plan generally vest based on 5 years of continuous service and expire 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options.

The weighted-average estimated fair value per share of options granted under the Plan was as follows:

	Year Ended December 31,

	2008	2007	2006

Weighted-Average Estimated Fair Value Per Share of Options Granted	$1.54	$4.49	$6.23

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 12 —	Share-Based Compensation (Continued)

The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2008	2007	2006

Weighted-Average Assumptions:
Dividend Yield	1.78%	1.68%	1.26%
Expected Volatility	35.89%	29.98%	34.79%
Expected Term	3.1 years	4.9 years	4.6 years
Risk-Free Interest Rate	3.04%	4.29%	4.85%

Expected volatility was determined based on the historical weekly volatility of our stock price over a period equal to the expected term of the options granted. The expected term of the options represents the period that options granted are expected to be outstanding based primarily on the historical exercise behavior associated with previous option grants. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.

The following information under the Plan is presented for the periods indicated:

	Year Ended December 31,

(In thousands)	2008	2007	2006

Grant Date Fair Value of Options Granted	$216	$596	$5,940
Fair Value of Options Vested	$1,249	$1,590	$695
Total Intrinsic Value of Options Exercised (1)	$—	$1,197	$2,874
Cash Received from Options Exercised	$—	$1,145	$2,032
Actual Tax Benefit Realized from Tax Deductions on Options Exercised	$—	$317	$661

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plan for the periods indicated:

	Year Ended December 31,

	2008		2007		2006

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Shares	Share	Shares	Share	Shares	Share

Options Outstanding at Beginning of Year	1,472,766	$15.33	1,755,813	$15.31	1,173,712	$10.55
Options Granted	140,000	$6.28	132,667	$15.05	953,000	$19.17
Options Exercised	—	$—	(130,647)	$8.76	(257,759)	$7.88
Options Forfeited	(208,467)	$17.36	(256,267)	$18.22	(111,540)	$15.39
Options Expired	(80,832)	$15.33	(28,800)	$16.90	(1,600)	$14.03

Options Outstanding at End of Year	1,323,467	$14.05	1,472,766	$15.33	1,755,813	$15.31

Options Exercisable at End of Year	778,245	$13.51	617,634	$12.48	471,903	$8.55

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 12 —	Share-Based Compensation (Continued)

The following is a summary of transactions for non-vested stock options under the Plan for the periods indicated:

	Year Ended December 31,

	2008		2007		2006

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-Vested Options Outstanding at Beginning of Year	855,132	$5.47	1,283,910	$5.53	653,110	$3.68
Options Granted	140,000	$1.54	132,667	$4.49	953,000	$6.23
Options Vested	(241,443)	$5.17	(305,178)	$5.21	(210,660)	$3.30
Options Forfeited	(208,467)	$4.92	(256,267)	$5.57	(111,540)	$4.90

Non-Vested Options Outstanding at End of Year	545,222	$4.79	855,132	$5.47	1,283,910	$5.53

As of December 31, 2008, stock options outstanding under the Plan were as follows:

	Options Outstanding				Options Exercisable

			Weighted-	Weighted-			Weighted-	Weighted-
			Average	Average			Average	Average
			Exercise	Remaining			Exercise	Remaining
Exercise	Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Price Range	of Shares	Value(1)	Share	Life	of Shares	Value(1)	Share	Life

	(Dollars in thousands, except per share data)

$3.27 to $4.99	128,184	$—	$3.89	1.7 years	128,184	$—	$3.89	1.7 years
$5.00 to $9.99	203,096	—	$6.65	7.0 years	79,096	—	$7.22	3.1 years
$10.00 to $14.99	319,700	—	$13.51	5.2 years	249,700	—	$13.51	5.2 years
$15.00 to $19.99	534,487	—	$17.68	7.3 years	223,265	—	$17.71	7.2 years
$20.00 to $21.63	138,000	—	$21.58	7.9 years	98,000	—	$21.62	7.9 years

	1,323,467	$—	$14.05	6.3 years	778,245	$—	$13.51	5.3 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $2.06 as of December 31, 2008, and the exercise price, multiplied by the number of options.

Restricted Stock Awards

Restricted stock awards under the Plan become fully vested after three to five years of continued employment from the date of grant. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock are treated as cancelled shares.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 12 —	Share-Based Compensation (Continued)

The table below provides information for restricted stock awards under the Plan for the periods indicated:

	Year Ended December 31,

	2008		2007		2006

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted Stock at Beginning of Year	19,000	$13.48	—	$—	—	$—
Restricted Stock Granted	10,000	$6.68	19,000	$13.48	—	$—
Restricted Stock Forfeited	(5,000)	$8.21	—	$—	—	$—

Restricted Stock at End of Year	24,000	$11.74	19,000	$13.48	—	$—

2004 CEO Stock Option Plan

Stock Options

There were no stock options granted under the CEO Plan during the years ended December 31, 2008, 2007 and 2006. Upon the former Chief Executive Officer’s retirement on December 31, 2007, 116,666 vested stock options were repurchased for $70,000.

The following is a summary of stock option transactions under the CEO Plan for the periods indicated:

	Year Ended December 31,

	2008		2007		2006

	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Shares	Share	Shares	Share	Shares	Share

Options Outstanding at Beginning of Year	—	$—	350,000	$17.17	350,000	$17.17
Options Forfeited	—	$—	(233,334)	$17.17	—	$—
Options Repurchased	—	$—	(116,666)	$17.17	—	$—

Options Outstanding at End of Year	—	$—	—	$—	350,000	$17.17

Options Exercisable at End of Year	—	$—	—	$—	58,333	$17.17

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 12 —	Share-Based Compensation (Continued)

The following is a summary of transactions for non-vested stock options under the CEO Plan for the periods indicated:

	Year Ended December 31,

	2008		2007		2006

	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-Vested Options Outstanding at Beginning of Year	—	$—	291,667	$4.82	350,000	$4.82
Options Forfeited	—	$—	(233,334)	$4.82	—	$—
Options Vested	—	$—	(58,333)	$4.82	(58,333)	$4.82

Non-Vested Options Outstanding at End of Year	—	$—	—	$—	291,667	$4.82

Restricted Stock Awards

In February 2005, 100,000 shares of restricted stock were granted to our former Chief Executive Officer. 20,000 of these shares vested immediately, and an additional 20,000 shares were to vest each year over the next four years on the anniversary date of the grant. Upon the former Chief Executive Officer’s retirement on December 31, 2007, all unvested restricted stock became immediately vested.

The table below provides information for restricted stock awards under the CEO Plan for the periods indicated:

	Year Ended December 31,

	2008		2007		2006

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted Stock at Beginning of Year	—	$—	60,000	$18.15	80,000	$18.15
Restricted Stock Vested	—	$—	(60,000)	$18.15	(20,000)	$18.15

Restricted Stock at End of Year	—	$—	—	$—	60,000	$18.15

Note 13 —	Stockholders’ Equity

Stock Warrants

In 2004, we issued stock warrants to affiliates of Castle Creek Financial LLC for services rendered in connection with the placement of our equity securities. Under the terms of the warrants, the warrant holders can purchase 508,558 shares of common stock at an exercise price of $9.50 per share. The warrants were immediately exercisable and expire after five years. During the years ended December 31, 2008, 2007 and 2006, 0, 2,000 and 160,056 shares of common stock, respectively, were issued in connection with the exercise of stock warrants. In June 2007, we repurchased 324,502 stock warrants at an aggregate cash purchase price of $2.6 million and such stock warrants were then canceled. As of December 31, 2008, there were outstanding stock warrants to purchase 2,000 shares of our common stock.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 13 —	Stockholders’ Equity (Continued)

Repurchase of Common Stock

In April 2006, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock as part of our ongoing capital management program. During the year ended December 31, 2007, 3,469,500 shares of our common stock were repurchased on the open market for an aggregate purchase price of $50.0 million. There were no common stock repurchases in 2008 or 2006. Repurchased shares are held in treasury pending use for general corporate purposes, including issuance under our stock option plans.

Note 14 —	Regulatory Matters

Risk-Based Capital

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

Quantitative measures established by regulation to ensure capital adequacy require Hanmi Financial and the Bank to maintain minimum ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier 1 Capital (as defined) to Average Assets (as defined). Management believes that, as of December 31, 2008 and 2007, Hanmi Financial and the Bank met all capital adequacy requirements to which they were subject.

To be categorized as “well capitalized,” the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios as set forth in the table below. There are no conditions or events since that notification which management believes have changed the institution’s category.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 14 —	Regulatory Matters (Continued)

The capital ratios of Hanmi Financial and Hanmi Bank at December 31, 2008 and 2007 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$383,043	10.79%	$283,943	8.00%	N/A	N/A
Hanmi Bank	$379,438	10.70%	$283,561	8.00%	$354,451	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$338,042	9.52%	$141,972	4.00%	N/A	N/A
Hanmi Bank	$334,628	9.44%	$141,781	4.00%	$212,671	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$338,042	8.93%	$151,371	4.00%	N/A	N/A
Hanmi Bank	$334,628	8.85%	$151,168	4.00%	$188,959	5.00%
December 31, 2007
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$380,057	10.65%	$285,417	8.00%	N/A	N/A
Hanmi Bank	$377,613	10.59%	$285,137	8.00%	$356,422	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$335,451	9.40%	$142,708	4.00%	N/A	N/A
Hanmi Bank	$333,050	9.34%	$142,569	4.00%	$213,853	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$335,451	8.52%	$157,513	4.00%	N/A	N/A
Hanmi Bank	$333,050	8.47%	$157,372	4.00%	$196,715	5.00%

Reserve Requirement

The Bank is required to maintain a percentage of its deposits as reserves at the FRB. The daily average reserve balance required to be maintained with the FRB was $1.5 million as of December 31, 2008 and 2007, respectively.

Memorandum of Understanding

On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the FRB and the DFI (the “Regulators”) to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. At December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and a tangible stockholder’s equity to total tangible assets ratio of 8.68 percent, both above the required 8.0 percent level.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 14 —	Regulatory Matters (Continued)

The Bank is required to regularly keep the Regulators informed of its progress in complying with the provisions of the memorandum of understanding. If we fail to comply with the terms of the memorandum of understanding or any other regulatory orders or agreements we have entered into, or the Regulators believe that further enforcement action against us is necessary, we may be subject to further requirements to take corrective action, face further regulation and intervention and additional constraints on our business operations, any of which could have a material adverse effect on our results of operations and business.

The Board and management are committed to addressing and resolving the issues raised in the memorandum of understanding on a timely basis. Since completion of the March 10, 2008 regulatory examination, actions have already been undertaken to resolve or make progress on many of the issues raised by the memorandum of understanding.

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program (“TARP”), the EESA authorized the U.S. Department of the Treasury (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Initially, $350 billion, or half of the $700 billion, was made immediately available to the Treasury. On January 15, 2009, the remaining $350 billion was released to the Treasury.

On October 14, 2008, the Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions. The Treasury initially allocated $250 billion towards the TARP CPP. We have filed an application for TARP CPP funds, which remains pending with the Treasury. Under the terms of the TARP CPP, if Hanmi Financial enters into a Securities Purchase Agreement with the Treasury to sell to the Treasury preferred stock and warrants, we would be prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury under the TARP CPP is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

In order to participate in the TARP CPP, financial institutions were also required to adopt certain standards for executive compensation and corporate governance. These standards generally applied to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include: 1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; 2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; 3) prohibition on making golden parachute payments to senior executives; and 4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. If Hanmi Financial were to receive TARP CPP funds, we would be required to comply with these requirements and additionally other requirements adopted in the new legislation as discussed below.

We have applied to participate in the TARP CPP for an investment of up to $105 million from the Federal Government, but we are still waiting a final decision from the Treasury as to whether we will be able to participate in this program.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 14 —	Regulatory Matters (Continued)

Capital Plan

Separately, Hanmi Financial has committed to the FRB that it will adopt a consolidated capital plan to augment and maintain a sufficient consolidated capital position. In addition, Hanmi Financial has agreed that it will not (i) declare or pay any dividends or make any payments on its trust preferred securities or any other capital distributions without the prior written consent of the FRB, and (ii) incur, increase or renew any existing debt or purchase, redeem or otherwise acquire any of its capital stock without the prior written consent of the FRB. In order to preserve its capital position, the Board of Hanmi Financial has elected to defer quarterly interest payments on its outstanding trust preferred securities until further notice, beginning with the interest payment that was due on January 15, 2009. Finally, Hanmi Financial has agreed to provide prior written notice and obtain the consent of the FRB prior to appointing any new directors or senior executive officers.

Note 15 —	Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury. Unvested restricted stock was excluded from the calculation of weighted-average common shares for basic EPS. For diluted EPS, weighted-average common shares include the impact of restricted stock under the treasury method.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Income	Average	Per
	(Loss)	Shares	Share
(Dollars in thousands, except per share amounts)	(Numerator)	(Denominator)	Amount

Year Ended December 31, 2008:
Basic EPS — Income Available to Common Stockholders	$(102,093)	45,872,541	$(2.23)
Effect of Dilutive Securities — Options and Warrants	—	—	—

Diluted EPS — Income Available to Common Stockholders	$(102,093)	45,872,541	$(2.23)

Year Ended December 31, 2007:
Basic EPS — Income Available to Common Stockholders	$(60,762)	47,787,213	$(1.27)
Effect of Dilutive Securities — Options and Warrants	—	—	—

Diluted EPS — Income Available to Common Stockholders	$(60,762)	47,787,213	$(1.27)

Year Ended December 31, 2006:
Basic EPS — Income Available to Common Stockholders	$65,350	48,850,221	$1.34
Effect of Dilutive Securities — Options and Warrants	—	584,907	(0.02)

Diluted EPS — Income Available to Common Stockholders	$65,350	49,435,128	$1.32

For the years ended December 31, 2008, 2007 and 2006, there were 1,197,283, 1,493,766 and 1,373,554 options and warrants outstanding, respectively, that were not included in the computation of diluted EPS because of a net loss or their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 16 —	Employee Benefits

401(k) Plan

We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. For the years ended December 31, 2008, 2007 and 2006, contributions to the 401(k) plan were $1.3 million, $1.2 million and $1.0 million, respectively.

Bank-Owned Life Insurance

In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

Deferred Compensation Plan

Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (“the DCP”). The DCP is a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The DCP is unfunded. As of December 31, 2008 and 2007, the liability for the deferred compensation plan and interest thereon was $151,000 and $188,000, respectively.

Note 17 —	Commitments and Contingencies

Lease Commitments

We lease our premises under non-cancelable operating leases. At December 31, 2008, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, was as follows:

Year Ending	Amount
December 31,	(In thousands)

2009	$5,382
2010	5,048
2011	4,138
2012	3,295
2013	2,742
Thereafter	6,479

Total	$27,084

For the years ended December 31, 2008, 2007 and 2006, rental expenses recorded under such leases amounted to $5.2 million, $4.8 million and $4.1 million, respectively.

Litigation

In the normal course of business, we are involved in various legal claims. Management has reviewed all legal claims against us with in-house or outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 17 —	Commitments and Contingencies (Continued)

claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on our financial position or results of operations.

Note 18 —	Off-Balance Sheet Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Balance Sheets. The Bank’s exposure to credit losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, was based on management’s credit evaluation of the counterparty.

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,

(In thousands)	2008	2007

Commitments to Extend Credit	$386,785	$524,349
Standby Letters of Credit	47,289	48,071
Commercial Letters of Credit	29,177	52,544
Unused Credit Card Lines	16,912	18,622

Total Undisbursed Loan Commitments	$480,163	$643,586

Note 19 —	Segment Reporting

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

Note 20 —	Correction of Immaterial Errors in Prior Periods

Our historical financial statements have been revised from that issued in prior years to correct immaterial errors related to the recording of interest expense. We recognized an adjustment of $989,000, net of income taxes, to retained earnings and related accrued interest payable on the Consolidated Balance Sheet as of December 31, 2007 and pre-tax adjustments of $417,000 and $517,000 to interest expense on deposits on the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006, respectively.

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 20 —	Correction of Immaterial Errors in Prior Periods (Continued)

The following is a summary of the effects of the immaterial error correction on the consolidated financial statements for the periods indicated:

CONSOLIDATED BALANCE SHEET

	December 31, 2007

	As
	Previously		As
(In thousands)	Reported	Adjustments	Restated

Accrued Interest Receivable	$17,500	$(89)	$17,411
Total Assets	$3,983,746	$(89)	$3,983,657
Other Liabilities	$13,717	$900	$14,617
Total Liabilities	$3,612,201	$900	$3,613,101
Retained Earnings	$93,404	$(989)	$92,415
Total Stockholders’ Equity	$371,545	$(989)	$370,556
Total Liabilities and Stockholders’ Equity	$3,983,746	$(89)	$3,983,657

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007			Year Ended December 31, 2006

	As			As
	Previously		As	Previously		As
(Dollars in thousands, except per share data)	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Interest on Deposits	$108,100	$417	$108,517	$93,036	$517	$93,553
Total Interest Expense	$128,693	$417	$129,110	$106,429	$517	$106,946
Net Interest Income Before Provision for Credit Losses	$152,203	$(417)	$151,786	$153,760	$(517)	$153,243
Net Interest Income After Provision for Credit Losses	$113,880	$(417)	$113,463	$146,587	$(517)	$146,070
Income (Loss) Before Provision for Income Taxes	$(36,043)	$(417)	$(36,460)	$106,237	$(517)	$105,720
Provision for Income Taxes	$24,477	$(175)	$24,302	$40,588	$(218)	$40,370
Net Income (Loss)	$(60,520)	$(242)	$(60,762)	$65,649	$(299)	$65,350
Earnings (Loss) Per Share:
Basic	$(1.27)	$—	$(1.27)	$1.34	$—	$1.34
Diluted	$(1.27)	$—	$(1.27)	$1.33	$(0.01)	$1.32

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 21 —	Cumulative-Effect Adjustment From the Adoption of EITF Issue No. 06-4

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements,” which requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity could apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented; or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. We adopted the provisions of EITF Issue No. 06-4 on January 1, 2008 and recorded a $2.2 million cumulative-effect adjustment to the beginning balance in retained earnings.

Note 22 —	Liquidity

Currently, management believes that Hanmi Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations through December 31, 2009, which include deposits and FHLB borrowings. In addition to its deposits, the Bank’s principal source of liquidity is its ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the FHLB. The Bank is eligible to borrow up to 20 percent of its total assets from the FHLB. The Bank has pledged investment securities available for sale and loans receivable as collateral with the FHLB for this borrowing facility. As of December 31, 2008, the total borrowing capacity available from the collateral that has been pledged and the remaining available borrowing capacity were $682.7 million and $260.5 million, respectively.

At December 31, 2008, the Bank’s FHLB borrowings totaled $422.2 million, representing 10.9 percent of total assets. As of March 3, 2009, the Bank’s FHLB borrowings totaled $311.1 million and the remaining amount available based on pledged collateral was $443.3 million. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement. During the second quarter of 2008, the FHLB cancelled the Bank’s $62.0 million unsecured line of credit with them. This cancellation was the result of the Bank’s net loss for the fourth quarter of 2007.

In an effort to ease the credit crisis, the FRB lowered its discount rate from 4.75 percent to 0.50 percent through eight separate actions since December 2007, and made modifications to previous practices to facilitate financing for longer periods. This makes the FRB’s federal discount window a viable source of funding given current market conditions. We have pledged securities available for sale and loans receivable on this short-term borrowing facility. On December 31, 2008, we received approval for participation in the Borrower-in-Custody Program, where a broad range of loans may be pledged and borrowed against it through the FRB’s federal discount window. As an additional source of funding, we significantly increased our borrowing capacity with the FRB.

At December 31, 2008, the carrying values of investment securities available for sale and loans pledged as collateral with the FRB amounted to $54.0 million and $1.4 billion, respectively. As of December 31, 2008, we had $1.07 billion available for

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 22 —	Liquidity (Continued)

use through this short-term (generally not to exceed three months) borrowing facility and there were no borrowings. When combined with the borrowing capacity available from the FHLB, the total contingent available line was $1.33 billion at December 31, 2008.

As a means of augmenting our current liquidity sources, we will consider selling some of our loans held for sale, beginning with SBA loans, in an ordinary fashion, as soon as the secondary market is normalized. We are also participating in the FDIC’s Debt Guarantee Program, which will enable us to issue up to two percent of our liabilities (approximately $70.0 million) in senior unsecured debt. Given that there is no cost involved in our participation if we do not issue debt under the program, we believe continuing to participate in the Debt Guarantee Program helps us to maintain a cushion of extra liquidity.

During the second half of 2008, we experienced a deposit run-off caused by the U.S. financial crisis. This deposit run-off was further amplified by an outflow of funds triggered by some depositors’ currency speculation over potential appreciation of the South Korean currency. Our deposit campaign launched in December 2008, together with some stabilization of the South Korean currency, slowed the rate at which retail deposits decreased during the fourth quarter of 2008.

We addressed liquidity concerns mainly through utilization of brokered deposits during 2008. As a result, we issued new brokered time deposits of $824.2 million during the second half of 2008.

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its current obligations through December 31, 2009, which are primarily interest payments on junior subordinated debentures, subject to prior approval of such payments by the FRB. As of December 31, 2008, limitations imposed by our regulators prohibited the Bank from providing a dividend to Hanmi Financial. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock. At December 31, 2008, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $2.2 million, down from $5.3 million at December 31, 2007. In order to preserve its capital position, the Board of Directors (the “Board”) of Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009.

Current market conditions have also limited the Bank’s liquidity sources principally to secured funding outlets, such as the FHLB and FRB, in addition to deposits originated through the Bank’s branch network and from brokered deposits. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that we would be able to continue to replace deposits at competitive rates. If the Bank’s capital ratio falls below well capitalized, the Bank would need regulatory consent before accepting brokered deposits. Over the next 12 months, approximately $1.9 billion of time deposits will mature. There can be no assurances that we will be able to replace these time deposits with deposits at competitive rates. Such events could have a material adverse impact on our results of operations and financial condition. However, if we are unable to replace these maturing deposits with new deposits, we believe that we have adequate liquidity resources to fund this need with our secured funding outlets with the FHLB and FRB.

Note 23 —	Retirement and Resignation of Directors

Retirement of Directors

On October 29, 2008, the Board of Hanmi Financial received notices that the following directors were retiring from service as a director as of November 5, 2008: Dr. Won R. Yoon, Ki Tae Hong and Chang Kyu Park. None of the directors retired because of a disagreement with our operations, policies or practices. In connection with their retirements, each of the retiring directors and Hanmi Bank entered into a Severance and Release Agreement (the “Severance Agreement”). Pursuant to the

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 23 —	Retirement and Resignation of Directors (Continued)

Severance Agreements, among other things, each of the retiring directors will receive $3,000 per month for the next five years. Each of the retiring directors will also receive current health insurance coverage for the next five years in which the Bank will continue to pay for medical, dental and/or vision premiums. In accordance with GAAP, $1.0 million was expensed during the fourth quarter of 2008 for the amounts to be paid per the Severance Agreements.

Resignation of Directors

On January 31, 2009, the Board of Hanmi Financial received notice from Robert Abeles that he was resigning from service as a director of Hanmi Financial and the Bank effective as of that date. On December 3, 2008, the Board of Hanmi Financial received notice from Mark K. Mason that he was resigning from service as a director of Hanmi Financial and the Bank effective as of that date. Both directors cited fundamental differences of opinion on appropriate corporate governance.

Note 24 —	Condensed Financial Information of Parent Company

BALANCE SHEETS

	December 31,

(In thousands)	2008	2007

ASSETS
Cash	$2,167	$5,296
Securities Available for Sale	804	—
Investment in Consolidated Subsidiaries	340,297	447,668
Investment in Trust Preferred Securities	2,475	2,475
Other Assets	1,738	1,543

Total Assets	$347,481	$456,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior Subordinated Debentures	$82,406	$82,406
Other Liabilities	1,160	4,020
Stockholders’ Equity	263,915	370,556

Total Liabilities and Stockholders’ Equity	$347,481	$456,982

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 24 —	Condensed Financial Information of Parent Company (Continued)

STATEMENTS OF OPERATIONS

	Year Ended December 31,

(In thousands)	2008	2007	2006

Equity in Earnings (Losses) of Subsidiaries	$(97,040)	$(54,500)	$70,858
Other Expenses, Net	(8,610)	(10,155)	(9,266)
Income Tax Benefit	3,557	3,893	3,758

Net Income (Loss)	$(102,093)	$(60,762)	$65,350

112.1

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 24 —	Condensed Financial Information of Parent Company (Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(In thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(102,093)	$(60,762)	$65,350
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Losses (Earnings) of Subsidiaries	97,040	54,500	(70,858)
Share-Based Compensation Expense	1,036	1,891	1,521
(Increase) Decrease in Other Assets	(706)	3,139	(1,473)
Increase (Decrease) in Other Liabilities	(2,983)	(208)	659
Tax Benefit from Exercises of Stock Options	—	317	661

Net Cash Used In Operating Activities	(7,706)	(1,123)	(4,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends Received from Hanmi Bank	8,500	63,501	18,500
Business Acquisitions, Net of Cash Received	—	(1,727)	—

Net Cash Provided By Investing Activities	8,500	61,774	18,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options and Stock Warrants	—	1,164	3,553
Cash Paid to Acquire Treasury Stock	—	(49,971)	—
Cash Paid to Repurchase Stock Options and Stock Warrants	(70)	(2,552)	—
Cash Dividends Paid	(3,853)	(11,574)	(11,805)

Net Cash Used In Financing Activities	(3,923)	(62,933)	(8,252)

NET INCREASE (DECREASE) IN CASH	(3,129)	(2,282)	6,108
Cash at Beginning of Year	5,296	7,578	1,470

CASH AT END OF YEAR	$2,167	$5,296	$7,578

Hanmi Financial Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006 (Continued)

Note 25 —	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data follows:

	Quarter Ended

(Dollars in thousands; except per share amounts)	March 31	June 30	September 30	December 31

2008:
Interest and Dividend Income	$64,970	$59,663	$59,441	$54,109
Interest Expense	30,773	25,595	23,844	23,570

Net Interest Income Before Provision for Credit Losses	34,197	34,068	35,597	30,539
Provision for Credit Losses	17,821	19,229	13,176	25,450
Non-Interest Income	9,765	9,652	5,328	7,404
Non-Interest Expense	21,588	129,443	22,235	21,056

Income (Loss) Before Provision (Benefit) for Income Taxes	4,553	(104,952)	5,514	(8,563)
Provision (Benefit) for Income Taxes	1,632	595	1,166	(4,748)

NET INCOME (LOSS)	$2,921	$(105,547)	$4,348	$(3,815)

EARNINGS (LOSS) PER SHARE:
Basic	$0.06	$(2.30)	$0.09	$(0.08)
Diluted	$0.06	$(2.30)	$0.09	$(0.08)
2007:
Interest and Dividend Income	$67,956	$69,860	$71,197	$71,883
Interest Expense	29,999	31,376	33,447	34,288

Net Interest Income Before Provision for Credit Losses	37,957	38,484	37,750	37,595
Provision for Credit Losses	6,132	3,023	8,464	20,704
Non-Interest Income	9,987	10,692	9,526	9,801
Non-Interest Expense	20,969	21,490	21,249	126,221

Income (Loss) Before Provision for Income Taxes	20,843	24,663	17,563	(99,529)
Provision for Income Taxes	7,851	9,401	6,536	514

NET INCOME (LOSS)	$12,992	$15,262	$11,027	$(100,043)

EARNINGS (LOSS) PER SHARE:
Basic	$0.27	$0.32	$0.23	$(2.15)
Diluted	$0.26	$0.31	$0.23	$(2.15)

The 2007 quarterly financial statements have been revised from that previously issued to correct immaterial errors related to the recording of interest expense. See “Note 20 — Correction of Immaterial Errors in Prior Periods” for further details.

Note 25 —	Quarterly Financial Data (Unaudited) (Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION

By:  /s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 13, 2009.

/s/ Jay S. Yoo Jay S. Yoo President and Chief Executive Officer (Principal Executive Officer)	/s/ Brian E. Cho Brian E. Cho Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph K. Rho Joseph K. Rho Chairman of the Board	/s/ I Joon Ahn I Joon Ahn Director

/s/ John A. Hall John A. Hall Director	/s/ Richard B. C. Lee Richard B. C. Lee Director

/s/ Joon Hyung Lee Joon Hyung Lee Director	/s/ Paul (Seon-Hong) Kim Paul (Seon-Hong) Kim Director

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation
3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation
3.3	Amended and Restated Bylaws of Hanmi Financial Corporation
3.4	Certificate of Amendment to Bylaws of Hanmi Financial Corporation
10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (5)
10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.1) (5)
10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (5)
10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as exhibit B to Exhibit 10.1) (5)
10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.1) (5)
10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (5)
10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.6) (5)
10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (5)
10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as exhibit B to Exhibit 10.6) (5)
10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.6) (5)
10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (5)
10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (5)

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (5)
10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (5)
10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (5)
10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (6)
10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (3)
10.18	Separation Agreement between Hanmi Financial Corporation and Dr. Sung Won Sohn, dated December 27, 2007 (4)
10.19	Employment Offer Letter to John Park from Hanmi Bank dated August 13, 2008 (7)
14	Code of Ethics (8)
21	Subsidiaries of the Registrant (9)
23	Consent of KPMG LLP

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-4 (No. 333-32770) filed with the SEC on March 20, 2000.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on November 26, 2007.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on December 27, 2007.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7 2008.

(8)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

(9)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 29, 2008.