Form 10-K/A
period 2008-12-31
HANMI FINANCIAL CORP
filed 2009-04-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___ To ___
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EXHIBIT INDEX(Continued)
EX-10.21
EX-10.22
EX-10.23
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends Hanmi Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009. This Amendment is being filed solely to amend the Consent of Independent Registered Public Accounting Firm, which is filed herewith as Exhibit 23, in order to include two additional registration statements, and to include certain exhibits that were inadvertently omitted.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.
     This Amendment No. 1 on Form 10-K/A does not modify or update the disclosures set forth in the original filing, including the financial statements and notes to the financial statements set forth in the 2008 Form 10-K.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Schedules
(1)	The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 3 of this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2008 and contained in Item 8 of the Annual Report on Form 10-K filed on March 16, 2009.

(2)	All Financial Statement Schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at pages 5 and 6 of this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2008.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

*	Page number references are to the Hanmi Financial Corporation 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION

By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

Date:	April 7, 2009

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX
To Amendment No. 1 to the Annual Report on Form 10-K/A for the Year Ended December 31, 2008

Exhibit
Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation %

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation %

3.3	Amended and Restated Bylaws of Hanmi Financial Corporation %

3.4	Certificate of Amendment to Bylaws of Hanmi Financial Corporation %

10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (3)

10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.1) (3)

10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (3)

10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as exhibit B to Exhibit 10.1) (3)

10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.1) (3)

10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (3)

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.6) (3)

10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (3)

10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as exhibit B to Exhibit 10.6) (3)

10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.6) (3)

10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (3)

10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (3)

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (3)

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (3)

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (3)

10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (4)

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (1)

10.18	Separation Agreement between Hanmi Financial Corporation and Dr. Sung Won Sohn, dated December 27, 2007 (2)

10.19	Employment Offer Letter to John Park from Hanmi Bank dated August 13, 2008 (5)

10.20	Hanmi Financial Corporation Year 2000 Stock Option Plan (8) #

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX (Continued)
To Amendment No. 1 to the Annual Report on Form 10-K/A for the Year Ended December 31, 2008

Exhibit
Number	Document

10.21	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan #

10.22	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan #

10.23	Form of Severance and Release Agreement with Former Directors #

10.24	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (7) #

14	Code of Ethics (6)

21	Subsidiaries of the Registrant (7)

23	Consent of KPMG LLP #

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended #

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended #

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on December 27, 2007.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

(8)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000.

%	Exhibit previously included in Hanmi Financial’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

#	Exhibit is being included with this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2008.