Form 10-Q
period 2009-03-31
HANMI FINANCIAL CORP
filed 2009-05-11
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of May 5, 2009, there were 45,940,967 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and Due From Banks	$230,950	$85,188
Federal Funds Sold and Securities Purchased Under Agreements to Resell	90,000	130,000

Cash and Cash Equivalents	320,950	215,188

Securities Held to Maturity, at Amortized Cost (Fair Value of $895 and $910 as of March 31, 2009 and December 31, 2008, Respectively)	894	910
Securities Available for Sale, at Fair Value	163,518	196,966
Loans Receivable, Net of Allowance for Loan Losses of $83,943 and $70,986 as of March 31, 2009 and December 31, 2008, Respectively	3,200,187	3,253,715
Loans Held for Sale, at the Lower of Cost or Fair Value	34,252	37,410
Customers’ Liability on Acceptances	2,176	4,295
Premises and Equipment, Net	20,269	20,279
Accrued Interest Receivable	11,702	12,347
Other Real Estate Owned	1,206	823
Servicing Assets	3,630	3,791
Other Intangible Assets	4,521	4,950
Federal Home Loan Bank Stock, at Cost	30,697	30,697
Federal Reserve Bank Stock, at Cost	10,228	10,228
Bank-Owned Life Insurance	25,710	25,476
Other Assets	62,955	58,741

TOTAL ASSETS	$3,892,895	$3,875,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-Bearing	$542,521	$536,944
Interest-Bearing:
Savings	82,824	81,869
Money Market Checking and NOW Accounts	308,383	370,401
Time Deposits of $100,000 or More	1,218,826	849,800
Other Time Deposits	1,043,555	1,231,066

Total Deposits	3,196,109	3,070,080

Accrued Interest Payable	27,234	18,539
Acceptances Outstanding	2,176	4,295
Federal Home Loan Bank Advances and Other Borrowings	312,836	422,983
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	11,891	13,598

Total Liabilities	3,632,652	3,611,901

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 200,000,000 Shares; Issued 50,573,467 Shares (45,940,967 Shares Outstanding) and 50,538,049 Shares (45,905,549 Shares Outstanding) as of March 31, 2009 and December 31, 2008, Respectively	51	51
Additional Paid-In Capital	349,522	349,304
Unearned Compensation	(148)	(218)
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of $1,332 and $473 as of March 31, 2009 and December 31, 2008, Respectively	1,780	544
Retained Deficit	(20,950)	(15,754)
Less Treasury Stock, at Cost; 4,632,500 Shares as of March 31, 2009 and December 31, 2008	(70,012)	(70,012)

Total Stockholders’ Equity	260,243	263,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,892,895	$3,875,816

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2009	2008

INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$45,085	$60,598
Taxable Interest on Investments	1,352	3,116
Tax-Exempt Interest on Investments	643	759
Dividends on Federal Home Loan Bank and Federal Reserve Bank Stock	153	414
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	82	83
Interest on Term Federal Funds Sold	700	—

Total Interest and Dividend Income	48,015	64,970

INTEREST EXPENSE:
Interest on Deposits	22,785	24,847
Interest on Federal Home Loan Bank Advances and Other Borrowings	1,112	4,477
Interest on Junior Subordinated Debentures	988	1,449

Total Interest Expense	24,885	30,773

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	23,130	34,197
Provision for Credit Losses	24,953	17,821

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	(1,823)	16,376

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,315	4,717
Insurance Commissions	1,182	1,315
Remittance Fees	523	505
Trade Finance Fees	506	865
Other Service Charges and Fees	483	716
Bank-Owned Life Insurance Income	234	240
Gain on Sales of Securities Available for Sale	1,167	618
Gain on Sales of Loans	2	213
Other-Than-Temporary Impairment Loss on Securities	(98)	—
Other Income	66	576

Total Non-Interest Income	8,380	9,765

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	7,503	11,280
Occupancy and Equipment	2,884	2,782
Data Processing	1,536	1,534
Deposit Insurance Premiums and Regulatory Assessments	1,490	560
Professional Fees	616	985
Supplies and Communication	570	704
Advertising and Promotion	569	812
Amortization of Other Intangible Assets	429	524
Other Operating Expenses	2,655	2,407

Total Non-Interest Expense	18,252	21,588

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(11,695)	4,553
Provision (Benefit) for Income Taxes	(6,499)	1,632

NET INCOME (LOSS)	$(5,196)	$2,921

EARNINGS (LOSS) PER SHARE:
Basic	$(0.11)	$0.06
Diluted	$(0.11)	$0.06

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,891,043	45,842,376
Diluted	45,891,043	45,918,143

DIVIDENDS DECLARED PER SHARE	$—	$0.06
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
(Dollars in Thousands)

				Stockholders’ Equity
							Accumulated
	Common Stock — Number of Shares				Additional		Other	Retained	Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income	(Deficit)	at Cost	Equity

BALANCE AS OF JANUARY 1, 2008	50,493,441	(4,632,500)	45,860,941	$50	$348,073	$(245)	$275	$92,415	$(70,012)	$370,556

Cumulative-Effect Adjustment from the Adoption of EITF Issue No. 06-4	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	271	16	—	—	—	287
Restricted Stock Awards	5,000	—	5,000	—	41	(41)	—	—	—	—
Cash Dividends	—	—	—	—	—	—	—	(2,753)	—	(2,753)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	2,921	—	2,921
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	1,353	—	—	1,353

Total Comprehensive Income										4,274

BALANCE AS OF MARCH 31, 2008	50,538,049	(4,632,500)	45,905,549	$51	$348,607	$(270)	$1,628	$90,360	$(70,012)	$370,364

BALANCE AS OF JANUARY 1, 2009	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

Shares Issued for Business Acquisitions	39,418	—	39,418	—	46	—	—	—	—	46
Share-Based Compensation Expense	—	—	—	—	236	6	—	—	—	242
Forfeiture of Restricted Stock Award	(4,000)	—	(4,000)	—	(64)	64	—	—	—	—

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(5,196)	—	(5,196)
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	1,236	—	—	1,236

Total Comprehensive Loss										(3,960)

BALANCE AS OF MARCH 31, 2009	50,573,467	(4,632,500)	45,940,967	$51	$349,522	$(148)	$1,780	$(20,950)	$(70,012)	$260,243

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,196)	$2,921
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	669	749
Amortization of Premiums and Accretion of Discounts on Investments, Net	(1,101)	(353)
Amortization of Other Intangible Assets	429	524
Amortization of Servicing Assets	235	413
Share-Based Compensation Expense	242	287
Provision for Credit Losses	24,953	17,821
Federal Home Loan Bank Stock Dividends	—	(239)
Gain on Sales of Securities Available for Sale	(1,167)	(618)
Other-Than-Temporary Impairment Loss on Securities	98	—
Gain on Sales of Loans	(2)	(213)
Loss on Sales of Other Real Estate Owned	—	132
Provision for Valuation Allowance on Other Real Estate Owned	126	—
Origination of Loans Held for Sale	(201)	(8,356)
Proceeds from Sales of Loans Held for Sale	3,361	6,351
Decrease in Accrued Interest Receivable	645	1,994
Decrease in Servicing Asset	(74)	(297)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(234)	(235)
(Increase) Decrease in Other Assets	(5,102)	6,232
Increase (Decrease) in Accrued Interest Payable	8,695	(3,971)
(Decrease) Increase in Other Liabilities	(1,844)	1,339

Net Cash Provided By Operating Activities	24,532	24,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured or Called Securities Available for Sale	27,069	30,256
Proceeds from Sales of Securities Available for Sale	38,447	24,001
Proceeds from Sales of Other Real Estate Owned	—	155
Net Decrease (Increase) in Loans Receivable	28,249	(24,410)
Purchases of Securities Available for Sale	(27,758)	(24,581)
Purchases of Premises and Equipment	(659)	(629)

Net Cash Provided By Investing Activities	65,348	4,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	126,029	26,069
Cash Paid to Repurchase Stock Options	—	(70)
Cash Dividends Paid	—	(2,753)
Repayment of Long-Term Federal Home Loan Bank Advances and Other Borrowings	(121)	(115)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(110,026)	(71,496)

Net Cash Provided By (Used In) Financing Activities	15,882	(48,365)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,762	(19,092)
Cash and Cash Equivalents at Beginning of Period	215,188	122,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$320,950	$103,306

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$16,190	$38,459
Income Taxes Paid	$—	$163
Non-Cash Activities:
Stock Issued for Business Acquisition	$46	$293
Transfer of Loans to Other Real Estate Owned	$509	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
NOTE 1 — BASIS OF PRESENTATION
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”), a California state chartered bank. Our other subsidiaries are Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”).
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2009, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report on Form 10-K”).
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
     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2008 Annual Report on Form 10-K.
     Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.
NOTE 2 — OTHER-THAN-TEMPORARY IMPAIRMENT LOSS ON SECURITIES
     As a result of periodic reviews for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-1 and FSP No. FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and Staff Accounting Bulletin No. 59, we recorded $98,000 in other-than-temporary impairment (“OTTI”) charges on certain unmarketable securities during the first quarter of 2009. As of March 31, 2009, we had an investment in a Community Reinvestment Act equity fund that was included in Other Assets. During the first quarter of 2009, we recorded an OTTI charge of $98,000 due to further deterioration in the estimated proceeds to be recovered from two properties in the fund.
     All other individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2009 and December 31, 2008 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2009. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intent to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2009 and December 31, 2008 are not other-than-temporarily impaired, and therefore, no additional impairment charges as of March 31, 2009 and December 31, 2008 are warranted.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS
Fair Value Option and Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. We adopted SFAS No. 157 on January 1, 2008. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). We adopted FSP No. FAS 157-2 on January 1, 2009. The adoption of SFAS No. 157 and FSP No. FAS 157-2 did not have a material impact on our financial condition or results of operations.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     We used the following methods and significant assumptions to estimate fair value:
     Securities Available for Sale — The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange. Level 2 securities include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, asset-backed securities and corporate debt securities. Securities classified as Level 3 are preferred stocks that are not traded in market.
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
     Other Intangible Assets — Other intangible assets consists of a core deposit intangible (“CDI”) and acquired intangible assets arising from acquisitions, including non-compete agreements, trade names, carrier relationships and client/insured relationships. The valuation of other intangible assets is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We test our other intangible assets annually for impairment, or when indications of potential impairment exist. Fair value measurements of other intangible assets use significant unobservable inputs. As such, we classify them as Level 3.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     As of March 31, 2009, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	March 31,
	Assets	Characteristics	Inputs	2009
		(In Thousands)

ASSETS:
Securities Available for Sale:
Mortgage-Backed Securities	$—	$69,528	$—	$69,528
Municipal Bonds	—	59,834	—	59,834
Collateralized Mortgage Obligations	—	23,190	—	23,190
Asset-Backed Securities	—	5,635	—	5,635
Other Securities	50	2,928	1,416	4,394
Equity Securities	695	—	—	695
Corporate Bonds	—	242	—	242

Total Securities Available for Sale	$745	$161,357	$1,416	$163,518

Servicing Assets	$—	$—	$3,630	$3,630

LIABILITIES:
Servicing Liabilities	$—	$—	$232	$232
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	March 31,
	2009	Settlements	in Earnings	Income	of Level 3	2009
			(In Thousands)

ASSETS:
Securities Available for Sale:
Other Securities	$1,311	$—	$—	$105	$—	$1,416
Servicing Assets	$3,791	$74	$(235)	$—	$—	$3,630

LIABILITIES:
Servicing Liabilities	$238	$—	$(6)	$—	$—	$232

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of March 31, 2009, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	March 31,
	Assets	Characteristics	Inputs	2009
		(In Thousands)

ASSETS:
Loans Held for Sale	$—	$34,252	$—	$34,252
Impaired Loans	$—	$3,083	$—	$3,083
Other Real Estate Owned	$—	$1,206	$—	$1,206
Other Intangible Assets	$—	$—	$4,521	$4,521
NOTE 4 — LOANS
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2009	2008	2008
		(In Thousands)

Allowance for Loan Losses:
Balance at Beginning of Period	$70,986	$63,948	$43,611
Actual Charge-Offs	(12,516)	(19,473)	(7,852)
Recoveries on Loans Previously Charged Off	703	851	555

Net Loan Charge-Offs	(11,813)	(18,622)	(7,297)

Provision Charged to Operating Expense	24,770	25,660	16,672

Balance at End of Period	$83,943	$70,986	$52,986

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$4,096	$4,306	$1,765
Provision Charged to Operating Expense	183	(210)	1,149

Balance at End of Period	$4,279	$4,096	$2,914

Impaired Loans
     The following table provides information on impaired loans as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(In Thousands)

Recorded Investment With Related Allowance	$174,036	$71,448
Recorded Investment With No Related Allowance	37,315	49,945
Allowance on Impaired Loans	(24,724)	(18,157)

Net Recorded Investment in Impaired Loans	$186,627	$103,236

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 4 — LOANS (Continued)
     The average recorded investment in impaired loans was $209.0 million and $97.4 million for the three months ended March 31, 2009 and 2008, respectively.
     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$5,177	$2,331
Less: Interest Income Recognized on Impaired Loans	(1,655)	(1,354)

Interest Foregone on Impaired Loans	$3,522	$977

     There were no commitments to lend additional funds to borrowers whose loans are included above.
Non-Performing Assets
     The following table details non-performing assets as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(In Thousands)
Non-Accrual Loans	$155,508	$120,823
Loans 90 Days or More Past Due and Still Accruing	823	1,075

Total Non-Performing Loans	156,331	121,898
Other Real Estate Owned	1,206	823

Total Non-Performing Assets	$157,537	$122,721

Troubled Debt Restructurings on Accrual Status	$61,865	$—

     Loans on non-accrual status totaled $155.5 million and $120.8 million as of March 31, 2009 and December 31, 2008, respectively. The increase in non-accrual loans was primarily due to two commercial term loans (an $8.5 million loan on a golf course in San Diego County and a $3.6 million loan on a gas station in Orange County). Loans past due 90 days or more and still accruing interest totaled $823,000 and $1.1 million as of March 31, 2009 and December 31, 2008, respectively.
     As of March 31, 2009, there were five OREO properties with a combined net carrying value of $1.2 million. During the three months ended March 31, 2009, two OREO properties, with a carrying value of $509,000, were transferred from loans receivable. As of December 31, 2008, there were three OREO properties with a combined net carrying value of $823,000.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 4 — LOANS (Continued)
     During the three months ended March 31, 2009, we restructured monthly payments on 28 loans, with a net carrying value of $62.0 million, through temporary interest rate reductions of six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. In addition, we determined that these restructured loans are well secured. As of March 31, 2009, troubled debt restructurings on accrual status totaled $61.9 million, all of which were temporary interest rate reductions, and a $585,000 impairment allowance relating to these loans was included in the allowance for loan losses. As of December 31, 2008, there were no troubled debt restructurings on accrual status.
NOTE 5 — SHARE-BASED COMPENSATION
Share-Based Compensation Expense
     For the three months ended March 31, 2009 and 2008, share-based compensation expense was $242,000 and $287,000, respectively, and the related tax benefits were $102,000 and $121,000, respectively.
Unrecognized Share-Based Compensation Expense
     As of March 31, 2009, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$1,321	2.1 years
Restricted Stock Awards	148	3.7 years

Total Unrecognized Share-Based Compensation Expense	$1,469	2.2 years

Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended March 31, 2009:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,323,467	$14.05	6.3 years	$—	(1)
Options Expired	(71,045)	$15.10	5.6 years
Options Forfeited	(65,600)	$16.72	7.2 years

Options Outstanding at End of Period	1,186,822	$13.84	6.0 years	$—	(2)

Options Exercisable at End of Period	782,311	$13.44	5.0 years	$—	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $2.06 as of December 31, 2008, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.30 as of March 31, 2009, over the exercise price, multiplied by the number of options.
There were no options exercised during the three months ended March 31, 2009 and 2008.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 5 — SHARE-BASED COMPENSATION (Continued)
Restricted Stock Awards
     The table below provides information for restricted stock awards for the three months ended March 31, 2009:

		Weighted-
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share
Restricted Stock at Beginning of Period	20,200	$11.42
Restricted Stock Forfeited	(4,000)	$16.15

Restricted Stock at End of Period	16,200	$10.25

NOTE 6 — EARNINGS (LOSS) PER SHARE
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
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2009			2008
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Loss	Shares	Amount	Income	Shares	Amount
		(Dollars in Thousands, Except Per Share Data)
Basic EPS	$(5,196)	45,891,043	$(0.11)	$2,921	45,842,376	$0.06
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	75,767	—

Diluted EPS	$(5,196)	45,891,043	$(0.11)	$2,921	45,918,143	$0.06

     For the three months ended March 31, 2009 and 2008, there were 1,205,022 and 1,287,086 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
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
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(In Thousands)
Commitments to Extend Credit	$344,640	$386,785
Standby Letters of Credit	42,286	47,289
Commercial Letters of Credit	24,942	29,177
Unused Credit Card Lines	22,139	16,912

Total Undisbursed Loan Commitments	$434,007	$480,163

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
NOTE 9 — LIQUIDITY
     Statement of Position No. 94-6, “Disclosure of Certain Significant Risks and Uncertainties,” requires reporting entities to disclose information about the nature of their operations and vulnerabilities due to certain concentrations. Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 9 — LIQUIDITY (Continued)
Hanmi Bank
     Management believes that Hanmi Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations, which include deposits and Federal Home Loan Bank (“FHLB”) borrowings. In addition to its deposits, the Bank’s principal source of liquidity is its ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the FHLB. The Bank is eligible to borrow up to 20 percent of its total assets from the FHLB. The Bank has pledged investment securities available for sale and loans receivable as collateral with the FHLB for this borrowing facility. As of March 31, 2009, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $732.9 million and $421.8 million, respectively.
     As of March 31, 2009, the Bank’s FHLB borrowings totaled $311.1 million, representing 8.0 percent of total assets. As of May 6, 2009, the Bank’s FHLB borrowings totaled $311.0 million and the remaining available borrowing capacity was $316.5 million. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As an additional source of funding, we significantly increased our borrowing capacity with the Federal Reserve Bank (the “FRB”). On December 31, 2008, we received approval for participation in the Borrower-in-Custody Program, where a broad range of loans may be pledged and borrowed against it through the Federal Reserve Discount Window (the “Fed Discount Window”). We may also pledge securities available for sale on this short-term (generally not to exceed three months) borrowing facility. As of March 31, 2009, the carrying value of loans pledged as collateral with the FRB amounted to $1,104.9 million and there were no pledges of investment securities available for sale. As of March 31, 2009, we had $828.7 million available for use through this short-term borrowing facility and there were no borrowings. As of May 6, 2009, the carrying value of loans pledged as collateral with the FRB amounted to $1,036.8 million and there were no pledges of investment securities available for sale. Effective April 27, 2009, the FRB changed lendable values for group deposited loans pledged by all participating institutions for the Fed Discount Window to reflect recent trends in the values of some types of loans. For the types of our loans pledged to the Fed Discount Window, the lendable value used to calculate total borrowing capacity was changed from 75 percent to 65 percent. As of May 6, 2009, we had $673.9 million available for use through this short-term borrowing facility and there were no borrowings.
     When the FHLB and FRB borrowing facilities are combined, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1,561.6 million and $1,250.5 million, respectively, as of March 31, 2009, and $1,301.4 million and $990.4 million, respectively, as of May 6, 2009.
     As a means of augmenting our current liquidity sources, we are participating in the Federal Deposit Insurance Corporation (“FDIC”) Debt Guarantee Program, which will enable us to issue up to two percent of our liabilities (approximately $70.0 million) in senior unsecured debt. Given that there is no cost involved in our participation if we do not issue debt under the program, we believe continuing to participate in the Debt Guarantee Program helps us to maintain a cushion of extra liquidity.
     In March 2009, we completed a deposit campaign, which was initiated in mid-December 2008, to help address our liquidity needs. The goals of the deposit campaign were to increase total deposits and decrease brokered deposits. As a result, total deposits increased by $126.0 million from $3,070.1 million as of December 31, 2008 to $3,196.1 million as of March 31, 2009. Brokered deposits decreased by $296.4 million from $874.2 million as of December 31, 2008 to $577.8 million as of March 31, 2009.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 9 — LIQUIDITY (Continued)
     Current market conditions have also limited the Bank’s liquidity sources principally to secured funding outlets, such as the FHLB and FRB, in addition to deposits originated through the Bank’s branch network and from brokered deposits. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that we would be able to continue to replace deposits at competitive rates. If the Bank’s capital ratio falls below well capitalized, the Bank would need regulatory consent before accepting brokered deposits. Over the next 12 months, approximately $2.2 billion of time deposits will mature. Although current prevailing market rates are much lower than the rates of these time deposits, there can be no assurances that we will be able to replace these time deposits with other deposits. Such events could have a material adverse impact on our results of operations and financial condition. However, if we are unable to replace these maturing deposits with new deposits, we believe that we have adequate liquidity resources to fund this need with our secured funding outlets with the FHLB and FRB.
Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets through December 31, 2009 to meet its operating cash needs. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has also elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment due on January 15, 2009. As of March 31, 2009, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $3.6 million, up from $2.2 million as of December 31, 2008.
NOTE 10 — REGULATORY MATTERS
Memorandum of Understanding
     On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the FRB and the California Department of Financial Institutions (the “DFI” and with the FRB, the “Regulators”) to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. As of March 31, 2009, the Bank had a Tier 1 leverage ratio of 8.40 percent and tangible stockholder’s equity to total tangible assets ratio of 8.57 percent, both above the required 8.0 percent levels. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
Capital Plan
     Separately, Hanmi Financial has committed to the FRB that it will adopt a consolidated capital plan to augment and maintain a sufficient consolidated capital position. In addition, Hanmi Financial has agreed that it will not (i) declare or pay any dividends or make any payments on its junior subordinated debentures or any other capital distributions without the prior written consent of the FRB, and (ii) incur, increase or renew any existing debt or purchase, redeem or otherwise acquire any of its capital stock without the prior written consent of the FRB. In order to preserve its capital position, the Board of Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment due on January 15, 2009. Finally, Hanmi Financial has agreed to provide prior written notice and obtain the consent of the FRB prior to appointing any new directors or senior executive officers.
Government Programs
     On October 14, 2008, the U.S. Department of the Treasury (the “Treasury”) announced its intention to inject capital into nine large U.S. financial institutions under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions. The Treasury initially allocated $250 billion towards the TARP CPP. We have filed an application for TARP CPP funds, which remains pending with the Treasury. Under the terms of the TARP CPP, if Hanmi Financial enters into a Securities Purchase Agreement with the Treasury to sell to the Treasury preferred stock and warrants, we would be prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury under the TARP CPP is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
     We have applied to participate in the TARP CPP for an investment of up to $105 million from the Federal Government, but we are still waiting a final decision from the Treasury as to whether we will be able to participate in this program.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 11 — SUBSEQUENT EVENTS
Appointment of Director
     On April 22, 2009, the Board appointed William J. Stolte to the Hanmi Financial and Hanmi Bank Boards following receipt of a notice of non-disapproval from the FRB of San Francisco and the DFI. Mr. Stolte was appointed as a Class III director.
Retirement of Director
     On April 3, 2009, Richard B. C. Lee retired from service as a director as of that date. In connection with Mr. Lee’s retirement, Mr. Lee and Hanmi Financial entered into a Severance and Release Agreement pursuant to which Mr. Lee received a lump-sum payment of $180,000. Mr. Lee will also receive health and life insurance coverage for the next five years in which the Bank will continue to pay for medical, dental and vision premiums. In accordance with GAAP, $288,000 was expensed during the second quarter of 2009 for the amounts to be paid per the Severance and Release Agreement.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 11 — SUBSEQUENT EVENTS (Continued)
Stock Option Grants and Restricted Stock Awards
     On April 8, 2009 and April 22, 2009, the Board of Hanmi Financial approved stock option grants and restricted stock awards to directors, executive management and certain members of senior management as follows:

	Stock	Restricted
	Option	Stock
	Grants	Awards	Total

Directors	120,000	90,000	210,000
Executive Management	80,000	50,000	130,000
Senior Management	50,000	50,000	100,000

	250,000	190,000	440,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2009. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:
•	failure to maintain adequate levels of capital and liquidity to support our operations;

•	a significant number of our customers failing to perform under their loans and other terms of credit agreements;

•	the effect of regulatory orders we have entered into and potential future supervisory action against us or the Bank;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits;

•	sources of liquidity available to us and to the Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;

•	adverse changes in domestic or global financial markets, economic conditions or business conditions or the effects of pandemic flu;

•	regulatory restrictions on the Bank’s ability to pay dividends to us and on our ability to make payments on Hanmi Financial obligations;

•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	failure to retain our key employees;

•	failure to maintain our status as a financial holding company;

•	adequacy of our allowance for loan losses;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	failure to manage our future growth or successfully integrate acquisitions;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in the financial markets that may result in other-than-temporary impairment charges relating to our securities portfolio;

•	competition in our primary market areas;

•	demographic changes in our primary market areas; and

•	significant government regulations, legislation and potential changes thereto.

     For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Form 10-Q under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” Also see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands, Except Per Share Data)

AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,349,085	$3,303,141
Average Investment Securities	$182,284	$342,123
Average Interest-Earning Assets	$3,806,186	$3,689,650
Average Total Assets	$3,946,860	$3,965,425
Average Deposits	$3,202,032	$2,995,315
Average Borrowings	$440,053	$553,138
Average Interest-Bearing Liabilities	$3,115,332	$2,897,209
Average Stockholders’ Equity	$263,686	$377,411
Average Tangible Equity (2)	$258,908	$263,624

PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(0.11)	$0.06
Earnings (Loss) Per Share — Diluted	$(0.11)	$0.06
Common Shares Outstanding	45,940,967	45,905,549
Book Value Per Share (3)	$5.66	$8.07
Tangible Book Value Per Share (4)	$5.57	$5.59
Cash Dividends Per Share	$—	$0.06

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	(0.53%)	0.30%
Return on Average Stockholders’ Equity (5) (7)	(7.99%)	3.11%
Return on Average Tangible Equity (5) (8)	(8.14%)	4.46%
Efficiency Ratio (9)	57.92%	49.11%
Net Interest Spread (10)	1.88%	2.81%
Net Interest Margin (11)	2.46%	3.73%
Dividend Payout Ratio (12)	—	94.28%
Average Stockholders’ Equity to Average Total Assets	6.68%	9.52%

SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial	10.88%	10.74%
Hanmi Bank	10.81%	10.79%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	9.61%	9.48%
Hanmi Bank	9.54%	9.54%
Tier 1 Leverage Ratio:
Hanmi Financial	8.46%	8.69%
Hanmi Bank	8.40%	8.74%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	4.71%	2.68%
Non-Performing Assets to Total Assets (15)	4.05%	2.25%
Net Loan Charge-Offs to Average Total Gross Loans (16)	1.43%	0.89%
Allowance for Loan Losses to Total Gross Loans	2.53%	1.60%
Allowance for Loan Losses to Non-Performing Loans	53.70%	59.72%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average other intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net income.

(6)	Net income divided by average total assets.

(7)	Net income divided by average stockholders’ equity.

(8)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(11)	Net interest income before provision for credit losses divided by average interest-earning assets.

(12)	Cash dividends per share times common shares outstanding divided by net income.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Average Stockholders’ Equity	$263,686	$377,411
Less Average Goodwill and Average Other Intangible Assets	(4,778)	(113,787)

Average Tangible Equity	$258,908	$263,624

Return on Average Stockholders’ Equity	(7.99%)	3.11%
Effect of Average Goodwill and Average Other Intangible Assets	(0.15%)	1.35%

Return on Average Tangible Equity	(8.14%)	4.46%

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	March 31,
	2009	2008
	(Dollars in Thousands,
	Except Per Share Data)

Total Stockholders’ Equity	$260,243	$370,364
Less Goodwill and Other Intangible Assets	(4,521)	(113,777)

Tangible Equity	$255,722	$256,587

Book Value Per Share	$5.66	$8.07
Effect of Goodwill and Other Intangible Assets	(0.09)	(2.48)

Tangible Book Value Per Share	$5.57	$5.59

EXECUTIVE OVERVIEW
     The focus of our business has been on commercial and real estate lending. As of March 31, 2009, we maintained a branch network of 27 full-service branch offices in California and 2 loan production offices in Virginia and Washington. In February 2009, we opened a new full-service branch in Diamond Bar, California and suspended operations at our loan production offices in Colorado, Georgia, Illinois and Texas.
     Since the second half of 2007, the economic conditions in the markets in which our borrowers operate have continued to deteriorate and the levels of loan delinquency and defaults that we experienced have been substantially higher than historical levels. As a result, we have had to make substantial provisions for loan losses in 2007, 2008 and the first quarter of 2009, which have adversely affected our earnings. We believe that our results of operations will continue to be adversely affected if economic conditions, particularly in California, continue to deteriorate.
     A continuing concern in the banking industry is liquidity. Our utilization of wholesale funds during the fourth quarter of 2008 improved our liquidity, and our strategic priority in 2009 is to replace such wholesale funds with customer deposits. As part of this strategy, our December 2008 deposit campaign with a promotional time deposit product was successful as we were able to replace some of our wholesale funds with customer deposits. As of March 31, 2009, total deposits increased sequentially by $126.0 million, or 4.1 percent, to $3.2 billion, while broker deposits and FHLB advances declined to $577.8 million and $311.1 million, respectively, compared to $874.2 million and $422.2 million, respectively, as of December 31, 2008.
     As a result of our new strategy of focusing on asset quality over growth, total assets were $3.89 billion as of March 31, 2009, compared to $3.88 billion as of December 31, 2008, and total gross loans were $3.32 billion as of March 31, 2009, compared to $3.36 billion as of December 31, 2008.
     We have taken certain actions that we expect will improve our performance:
•	The use of third-parties to assist the Bank in quarterly stress testing the entire loan portfolio, reviewing loans within the portfolio, and re-appraising properties where appropriate.

•	A further streamlining of the Bank’s operations. In February, we reduced headcount by 16, including some senior officers. We also suspended operations at four of our out-of-state loan production offices and combined three branch districts into two.

•	The recent enhancement of the Board of Directors with the addition of three new members. Together, they bring extensive experience in the banking industry, notably their experience in meeting the expectations and requirements of bank regulators.
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

	Three Months Ended
	March 31, 2009			March 31, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,349,085	$45,085	5.46%	$3,303,141	$60,598	7.38%
Municipal Securities (2)	58,886	643	4.37%	71,879	759	4.22%
Obligations of Other U.S. Government Agencies	9,578	96	4.01%	109,860	1,245	4.53%
Other Debt Securities	113,820	1,254	4.41%	160,384	1,871	4.67%
Equity Securities	41,727	153	1.47%	33,490	414	4.94%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	94,585	82	0.35%	10,896	83	3.05%
Term Federal Funds Sold	138,344	700	2.02%	—	—	—
Interest-Earning Deposits	161	2	4.97%	—	—	—

Total Interest-Earning Assets	3,806,186	48,015	5.12%	3,689,650	64,970	7.08%

Noninterest-Earning Assets:
Cash and Cash Equivalents	84,054			93,793
Allowance for Loan Losses	(72,350)			(42,545)
Other Assets	128,970			224,527

Total Noninterest-Earning Assets	140,674			275,775

TOTAL ASSETS	$3,946,860			$3,965,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$82,029	505	2.50%	$92,467	527	2.29%
Money Market Checking and NOW Accounts	343,354	1,854	2.19%	557,493	4,660	3.36%
Time Deposits of $100,000 or More	1,078,650	10,322	3.88%	1,354,466	15,687	4.66%
Other Time Deposits	1,171,246	10,104	3.50%	339,645	3,973	4.70%
FHLB Advances and Other Borrowings	357,647	1,112	1.26%	470,732	4,477	3.83%
Junior Subordinated Debentures	82,406	988	4.86%	82,406	1,449	7.07%

Total Interest-Bearing Liabilities	3,115,332	24,885	3.24%	2,897,209	30,773	4.27%

Noninterest-Bearing Liabilities:
Demand Deposits	526,753			651,244
Other Liabilities	41,089			39,561

Total Noninterest-Bearing Liabilities	567,842			690,805

Total Liabilities	3,683,174			3,588,014
Stockholders’ Equity	263,686			377,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,946,860			$3,965,425

NET INTEREST INCOME		$23,130			$34,197

NET INTEREST SPREAD (3)			1.88%			2.81%

NET INTEREST MARGIN (4)			2.46%			3.73%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $391,000 and $588,000 for the three months ended March 31, 2009 and 2008, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $989,000 and $1.2 million, and the yields would be 6.72 percent and 6.50 percent, for the three months ended March 31, 2009 and 2008, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2009 vs.
	Three Months Ended March 31, 2008
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)

Interest and Dividend Income:
Gross Loans, Net	$799	$(16,312)	$(15,513)
Municipal Securities	(141)	25	(116)
Obligations of Other U.S. Government Agencies	(1,020)	(129)	(1,149)
Other Debt Securities	(518)	(99)	(617)
Equity Securities	83	(344)	(261)
Federal Funds Sold and Securities Purchased Under Agreements to Resell	132	(133)	(1)
Term Federal Funds Sold	700	—	700
Interest-Earning Deposits	2	—	2

Total Interest and Dividend Income	37	(16,992)	(16,955)

Interest Expense:
Savings	(65)	43	(22)
Money Market Checking and NOW Accounts	(1,471)	(1,335)	(2,806)
Time Deposits of $100,000 or More	(2,949)	(2,416)	(5,365)
Other Time Deposits	7,379	(1,248)	6,131
FHLB Advances and Other Borrowings	(888)	(2,477)	(3,365)
Junior Subordinated Debentures	—	(461)	(461)

Total Interest Expense	2,006	(7,894)	(5,888)

Change in Net Interest Income	$(1,969)	$(9,098)	$(11,067)

     For the three months ended March 31, 2009 and 2008, net interest income before provision for credit losses was $23.1 million and $34.2 million, respectively. The net interest spread and net interest margin for the three months ended March 31, 2009 were 1.88 percent and 2.46 percent, respectively, compared to 2.81 percent and 3.73 percent, respectively, for the same period in 2008. The compression in the net interest margin continues to be driven by intense competition among Korean-American and other banks, particularly in the pricing of deposits; and the Federal Reserve Board’s 400 basis point cut in short-term interest rates since December 2007.
     Average interest-earning assets increased 3.2 percent to $3.81 billion for the three months ended March 31, 2009 from $3.69 billion for the same period in 2008. Average gross loans increased 1.4 percent to $3.35 billion for the three months ended March 31, 2009 from $3.30 billion for the same period in 2008. Average investment securities decreased 46.7 percent to $182.3 million for the three months ended March 31, 2009 from $342.1 million for the same period in 2008.
     The yield on average interest-earning assets decreased by 196 basis points from 7.08 percent for the three months ended March 31, 2008 to 5.12 percent for the same period in 2009, primarily reflecting a decrease in the average yield on loans. Total loan interest and fee income decreased by 25.6 percent for the three months ended March 31, 2009 due primarily to a decrease in the average yield on loans from 7.38 percent for the three months ended March 31, 2008 to 5.46 percent for the same period in 2009. During this period, the Wall Street Journal Prime Rate dropped 400 basis points from 7.25 percent as of December 31, 2007 to 3.25 percent as of March 31, 2009. The mix of average interest-earning assets was 88.0 percent loans, 4.8 percent investment securities and 7.2 percent other interest-earning assets for the three months ended March 31, 2009, compared to 89.5 percent loans, 9.3 percent investment securities and 1.2 percent other interest-earning assets for the same period in 2008.

     The majority of interest-earning assets growth was funded by a $331.2 million, or 14.1 percent, increase in average interest-bearing deposits, partially offset by a $113.1 million, or 24.0 percent, decrease in average FHLB advances and other borrowings. Total average interest-bearing liabilities grew by 7.5 percent to $3.12 billion for the three months ended March 31, 2009 compared to $2.90 billion for the same period in 2008. The average interest rate paid for interest-bearing liabilities decreased by 103 basis points from 4.27 percent for the three months ended March 31, 2008 to 3.24 percent for the same period in 2009. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.
Provision for Credit Losses
     For the three months ended March 31, 2009 and 2008, the provision for credit losses was $25.0 million and $17.8 million, respectively. The increase in the provision for credit losses is attributable to increases in net charge-offs, non-performing loans and criticized and classified loans. Net charge-offs increased $4.5 million, or 61.9 percent, from $7.3 million for the three months ended March 31, 2008 to $11.8 million for the same period in 2009. Non-performing loans increased from $88.7 million, or 2.68 percent of total gross loans, as of March 31, 2008 to $156.3 million, or 4.71 percent of total gross loans, as of March 31, 2009. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.
Non-Interest Income
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)

Service Charges on Deposit Accounts	$4,315	$4,717	$(402)	(8.5%)
Insurance Commissions	1,182	1,315	(133)	(10.1%)
Remittance Fees	523	505	18	3.6%
Trade Finance Fees	506	865	(359)	(41.5%)
Other Service Charges and Fees	483	716	(233)	(32.5%)
Bank-Owned Life Insurance Income	234	240	(6)	(2.5%)
Gain on Sales of Securities Available for Sales	1,167	618	549	88.8%
Gain on Sales of Loans	2	213	(211)	(99.1%)
Other-Than-Temporary Impairment Loss on Securities	(98)	—	(98)	—
Other Income	66	576	(510)	(88.5%)

Total Non-Interest Income	$8,380	$9,765	$(1,385)	(14.2%)

     We earn non-interest income from four major sources: service charges on deposit accounts, fees generated from international trade finance, insurance commissions and other service charges and fees. In addition, we sell certain assets primarily for risk management purposes. For the three months ended March 31, 2009, non-interest income was $8.4 million, a decrease of $1.4 million, or 14.2 percent, from $9.8 million for the same period in 2008. The decrease in non-interest income is primarily attributable to decreases in service charges on deposit accounts, trade finance fees and other income, partially offset by an increase in gain on sales of securities available for sale.
     Service charges on deposit accounts decreased by $402,000, or 8.5 percent, from $4.7 million for the three months ended March 31, 2008 to $4.3 million for the same period in 2009. The decrease was primarily due to a decrease in volume of returned check items and account analysis.
     Fees generated from international trade finance decreased by $359,000, or 41.5 percent, from $865,000 for the three months ended March 31, 2008 to $506,000 for the same period in 2009. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.
     Gain on sales of securities available for sale increased by $549,000, or 88.8 percent, from $618,000 for the three months ended March 31, 2008 to $1.2 million for the same period in 2009. The increase was due to the sale of $37.3 million of investment securities, primarily mortgage-backed securities and collateralized mortgage obligations.

     We periodically evaluate our investments for OTTI. As of March 31, 2009, we had an investment in a Community Reinvestment Act equity fund that was included in Other Assets. During the first quarter of 2009, we recorded an OTTI charge of $98,000 due to further deterioration in the estimated proceeds to be recovered from two properties in the fund.
     Other income decreased by $510,000, or 88.5 percent, from $576,000 for the three months ended March 31, 2009 to $66,000 for the same period in 2009. The decrease was attributable primarily to a $239,000 for the change in fair value of a derivative during the three months ended March 31, 2008 and no such expense for the same period in 2009.
Non-Interest Expense
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)

Salaries and Employee Benefits	$7,503	$11,280	$(3,777)	(33.5%)
Occupancy and Equipment	2,884	2,782	102	3.7%
Data Processing	1,536	1,534	2	0.1%
Deposit Insurance Premiums and Regulatory Assessments	1,490	560	930	166.1%
Professional Fees	616	985	(369)	(37.5%)
Supplies and Communications	570	704	(134)	(19.0%)
Advertising and Promotion	569	812	(243)	(29.9%)
Amortization of Other Intangible Assets	429	524	(95)	(18.1%)
Other Operating Expenses	2,655	2,407	248	10.3%

Total Non-Interest Expense	$18,252	$21,588	$(3,336)	(15.5%)

     For the three months ended March 31, 2009 and 2008, non-interest expense was $18.3 million and $21.6 million, respectively. The efficiency ratio for the three months ended March 31, 2009 was 57.92 percent, compared to 49.11 percent for the same period in 2008. The overall decrease in non-interest expense was due to lower staffing and the reversal of a $2.5 million post-retirement benefit obligation related to bank-owned life insurance, partially offset by higher deposit insurance premiums.
     Salaries and employee benefits decreased $3.8 million, or 33.5 percent, from $11.3 million for the three months ended March 31, 2008 to $7.5 million for the same period in 2009. During the three months ended March 31, 2009, an amendment to the bank-owned life insurance policy removed a post-retirement death benefit and a previously accrued liability of $2.5 million for the post-retirement death benefit was reversed. Salaries and employee benefits also decreased during the three months ended March 31, 2009 due to our planned reduction in headcount in August 2008 of approximately 10 percent.
     Deposit insurance premiums and regulatory assessments increased $930,000, or 166.1 percent, from $560,000 for the three months ended March 31, 2008 to $1.5 million for the same period in 2009. The increase was due to higher assessment rates for FDIC insurance on deposits.
Provision for Income Taxes
     For the three months ended March 31, 2009, income tax benefits of $6.5 million were recognized on pre-tax losses of $11.7 million, representing an effective tax rate of 55.6 percent, compared to income taxes of $1.6 million recognized on pre-tax income of $4.6 million, representing an effective tax rate of 35.8 percent, for the same period in 2008. The increase in the effective rate was due to fact that the impact of tax-exempt income was additive to the 2009 effective tax rate while subtractive to the 2008 effective tax rate.

FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of March 31, 2009 or December 31, 2008. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of mortgage-backed securities, municipal bonds and collateralized mortgage obligations.
     As of March 31, 2009, securities held to maturity, at amortized cost, totaled $894,000 and securities available for sale, at fair value, totaled $163.5 million, compared to $910,000 and $197.0 million, respectively, as of December 31, 2008. The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	March 31, 2009			December 31, 2008
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)

Held to Maturity:
Municipal Bonds	$694	$695	$1	$695	$695	$—
Mortgage-Backed Securities	200	200	—	215	215	—

Total Held to Maturity	$894	$895	$1	$910	$910	$—

Available for Sale:
Mortgage-Backed Securities	$68,591	$69,528	$937	$77,515	$78,860	$1,345
Municipal Bonds	58,404	59,834	1,430	58,987	58,313	(674)
Collateralized Mortgage Obligations	22,903	23,190	287	36,204	36,162	(42)
Asset-Backed Securities	5,643	5,635	(8)	—	—	—
Other Securities	3,976	4,394	418	4,684	4,958	274
Equity Securities	511	695	184	511	804	293
Corporate Bonds	333	242	(91)	355	169	(186)
U.S. Government Agency Securities	—	—	—	17,580	17,700	120

Total Available for Sale	$160,361	$163,518	$3,157	$195,836	$196,966	$1,130

     Investment securities available for sale, at fair value, decreased $33.5 million, or 17.0 percent, to $163.5 million as of March 31, 2009 from $197.0 million as of December 31, 2008. The decrease was primarily due to the sale of $37.3 million of investment securities, with a $1.2 million gain realized, and $14.6 million of U.S. Government agency securities that were called.
     The amortized cost and estimated fair value of investment securities as of March 31, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)

Within One Year	$5,028	$5,366	$—	$—
Over One Year Through Five Years	2,788	2,897	—	—
Over Five Years Through Ten Years	12,282	12,516	694	695
Over Ten Years	48,258	49,326	—	—
Mortgage-Backed Securities	68,591	69,528	200	200
Collateralized Mortgage Obligations	22,903	23,190	—	—
Equity Securities	511	695	—	—

	$160,361	$163,518	$894	$895

     We periodically evaluate our investments for OTTI. As of March 31, 2009, we had had an investment in a Community Reinvestment Act equity fund that was included in Other Assets. During the first quarter of 2009, we recorded an OTTI charge of $98,000 due to further deterioration in the estimated proceeds to be recovered from two properties in the fund.
     Gross unrealized losses on investment securities available for sale and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2009 and December 31, 2008:

	Holding Period
	Less than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
			(In Thousands)

Available for Sale — March 31, 2009:
Mortgage-Backed Securities	$6	$655	$1	$810	$7	$1,465
Municipal Bonds	28	2,662	44	2,123	72	4,785
Collateralized Mortgage Obligations	1	959	—	—	1	959
Asset-Backed Securities	8	5,635	—	—	8	5,635
Other Securities	—	—	72	2,928	72	2,928
Corporate Bonds	91	242	—	—	91	242

	$134	$10,153	$117	$5,861	$251	$16,014

Available for Sale — December 31, 2008:
Mortgage-Backed Securities	$158	$10,631	$33	$5,277	$191	$15,908
Municipal Bonds	968	35,614	119	1,749	1,087	37,363
Collateralized Mortgage Obligations	36	4,569	143	5,903	179	10,472
Other Securities	72	929	40	1,960	112	2,889
Corporate Bonds	186	169	—	—	186	169

	$1,420	$51,912	$335	$14,889	$1,755	$66,801

     The impairment losses described previously are not included in the table above as the impairment losses were recorded. All other individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2009 and December 31, 2008 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2009 and December 31, 2008. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intent to hold these securities until their fair values recover to cost. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2009 and December 31, 2008 are not other-than-temporarily impaired, and therefore, no additional impairment charges as of March 31, 2009 and December 31, 2008 are warranted.

Loan Portfolio
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$920,431	$908,970	$11,461	1.3%
Construction	177,268	178,783	(1,515)	(0.8%)
Residential Property	87,355	92,361	(5,006)	(5.4%)

Total Real Estate Loans	1,185,054	1,180,114	4,940	0.4%

Commercial and Industrial Loans:
Commercial Term Loans	1,589,459	1,611,449	(21,990)	(1.4%)
Commercial Lines of Credit	201,076	214,699	(13,623)	(6.3%)
SBA Loans (1)	177,505	178,399	(894)	(0.5%)
International Loans	87,169	95,185	(8,016)	(8.4%)

Total Commercial and Industrial Loans	2,055,209	2,099,732	(44,523)	(2.1%)

Consumer Loans	79,459	83,525	(4,066)	(4.9%)

Total Loans — Gross	3,319,722	3,363,371	(43,649)	(1.3%)

Deferred Loan Fees	(1,340)	(1,260)	(80)	6.3%
Allowance for Loan Losses	(83,943)	(70,986)	(12,957)	18.3%

Net Loans Receivable	$3,234,439	$3,291,125	$(56,686)	(1.7%)

(1)	Includes loans held for sale, at the lower of cost or market, of $34.3 million and $37.4 million as of March 31, 2009 and December 31, 2008, respectively.
     As of March 31, 2009 and December 31, 2008, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.23 billion and $3.29 billion, respectively, a decrease of $56.7 million, or 1.7 percent. Real estate loans, composed of commercial property, residential property and construction loans, increased $4.9 million, or 0.4 percent, to $1.19 billion as of March 31, 2009 from $1.18 billion as of December 31, 2008, representing 35.7 percent and 35.1 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $44.5 million, or 2.1 percent, to $2.06 billion as of March 31, 2009 from $2.10 billion as of December 31, 2008, representing 61.9 percent and 62.4 percent, respectively, of total gross loans. Consumer loans decreased $4.1 million, or 4.9 percent, to $79.5 million as of March 31, 2009 from $83.5 million as of December 31, 2008.
     As of March 31, 2009, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	March 31, 2009	Gross Loans Outstanding
	(In Thousands)

Lessors of Non-Residential Buildings	$458,680	13.8%
Accommodation/Hospitality	$439,914	13.3%
Gasoline Stations	$379,515	11.4%
     There was no other concentration of loans to any one type of industry exceeding ten percent of total gross loans outstanding.

Non-Performing Assets
     Non-performing loans consist of loans on non-accrual status, which includes loans restructured when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, and loans 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans and OREO. Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Non-accrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.
     The table below shows the composition of non-performing assets as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)

Non-Accrual Loans	$155,508	$120,823	$34,685	28.7%
Loans 90 Days or More Past Due and Still Accruing	823	1,075	(252)	(23.4%)

Total Non-Performing Loans	156,331	121,898	34,433	28.2%
Other Real Estate Owned	1,206	823	383	46.5%

Total Non-Performing Assets	$157,537	$122,721	$34,816	28.4%

Delinquent Loans	$164,402	$128,469	$35,933	28.0%
Troubled Debt Restructurings on Accrual Status	$61,865	$—	$61,865	—
     Non-accrual loans totaled $155.5 million as of March 31, 2009, compared to $120.8 million as of December 31, 2008, representing a 28.7 percent increase. The increase was primarily due to two commercial term loans (an $8.5 million loan on a golf course in San Diego County and a $3.6 million loan on a gas station in Orange County). Delinquent loans, which are comprised of loans past due 30 or more days and still accruing and non-accrual loans past due 30 or more days, were $164.4 million as of March 31, 2009, compared to $128.5 million as of December 31, 2008, representing a 28.0 percent increase.
     During the three months ended March 31, 2009, we restructured monthly payments on 28 loans, with a net carrying value of $62.0 million, through temporary interest rate reductions of six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. In addition, we determined that these restructured loans are well secured. As of March 31, 2009, troubled debt restructurings on accrual status totaled $61.9 million, all of which were temporary interest rate reductions, and a $585,000 impairment allowance relating to these loans is included in the allowance for loan losses. As of December 31, 2008, there were no troubled debt restructurings on accrual status.
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
     We continue to anticipate that the current national and state economic recession will persist well throughout 2009, due in large part to a decline in home prices and sales and home construction activity, as well as other credit quality problems and the high unemployment rate. Responding to this difficult environment, we have made significant changes in our loan policies and procedures in two critical areas. First, we enhanced existing policies and procedures regarding the monitoring of loans to be more stringent and make it more difficult to allow exceptions from our loan policy. Second, we strengthened and centralized the loan underwriting and approval processes, including centralizing the credit underwriting function at two locations, creating a central monitoring mechanism to monitor all loans, and increasing resources in departments of the Bank engaged in addressing problem assets.

     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented.

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2009	2008	2008
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$70,986	$63,948	$43,611
Actual Charge-Offs	(12,516)	(19,473)	(7,852)
Recoveries on Loans Previously Charged Off	703	851	555

Net Loan Charge-Offs	(11,813)	(18,622)	(7,297)

Provision Charged to Operating Expenses	24,770	25,660	16,672

Balance at End of Period	$83,943	$70,986	$52,986

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$4,096	$4,306	$1,765
Provision Charged to Operating Expenses	183	(210)	1,149

Balance at End of Period	$4,279	$4,096	$2,914

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	1.43%	2.20%	0.89%
Net Loan Charge-Offs to Total Gross Loans (1)	1.44%	2.20%	0.89%
Allowance for Loan Losses to Average Total Gross Loans	2.51%	2.11%	1.60%
Allowance for Loan Losses to Total Gross Loans	2.53%	2.11%	1.60%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	57.07%	104.36%	55.39%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	47.69%	72.57%	43.77%
Allowance for Loan Losses to Non-Performing Loans	53.70%	58.23%	59.72%

Balances:
Average Total Gross Loans Outstanding During Period	$3,350,343	$3,368,044	$3,305,252
Total Gross Loans Outstanding at End of Period	$3,319,722	$3,363,371	$3,305,949
Non-Performing Loans at End of Period	$156,331	$121,898	$88,720

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The allowance for loan losses increased by $13.0 million, or 18.3 percent, to $83.9 million as of March 31, 2009, compared to $71.0 million as of December 31, 2008. The increase in the allowance for loan losses in 2009 was due primarily to the increased migration of loans into more adverse risk rating categories, increases in non-performing and delinquent loans, and the increase in the overall loan portfolio. See “Provision for Credit Losses.” In addition, the allowance reflects higher estimated loss severity arising from a softening economy, partially offset by our better collateral coverage on certain impaired loans and the presence of guarantees. The ratio of the allowance for loan losses to total gross loans substantially increased to 2.53 percent as of March 31, 2009, compared to 2.11 percent as of December 31, 2008, primarily due to the overall increase of historical loss factors and classified loans.
     The Bank also recorded in Other Liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $4.3 million and $4.1 million as of March 31, 2009 and December 31, 2008, respectively. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of March 31, 2009 and December 31, 2008.

Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)

Demand — Noninterest-Bearing	$542,521	$536,944	$5,577	1.0%
Interest-Bearing:
Savings	82,824	81,869	955	1.2%
Money Market Checking and NOW Accounts	308,383	370,401	(62,018)	(16.7%)
Time Deposits of $100,000 or More	1,218,826	849,800	369,026	43.4%
Other Time Deposits	1,043,555	1,231,066	(187,511)	(15.2%)

Total Deposits	$3,196,109	$3,070,080	$126,029	4.1%

     Total deposits increased $126.0 million, or 4.1 percent, to $3,196.1 million as of March 31, 2009 from $3,070.1 million as of December 31, 2008, reflecting a successful deposit campaign that was initiated to address liquidity concerns. The goals of the deposit campaign were to increase total deposits and decrease brokered deposits.
     We accept brokered deposits on a selective basis at prudent interest rates to augment deposit growth. Brokered deposits decreased by $296.4 million from $874.2 million as of December 31, 2008 to $577.8 million as of March 31, 2009. The majority of our brokered deposits mature in less than one year. Brokered deposits are not a guaranteed source of funds, which may affect our ability to raise necessary liquidity.
     On October 3, 2008, FDIC deposit insurance on most accounts was increased from $100,000 to $250,000. This increase is in place until the end of 2009. As of March 31, 2009, time deposits of $250,000 or more were $955.4 million.
Federal Home Loan Bank Advances and Other Borrowings
     FHLB advances and other borrowings consist of advances from the FHLB of San Francisco and overnight federal funds. As of March 31, 2009, advances from the FHLB were $311.1 million, a decrease of $111.1 million, or 26.3 percent, from the December 31, 2008 balance of $422.2 million. FHLB advances were utilized to fund loans or maintain liquidity due to favorable rates. There were no overnight federal funds as of March 31, 2009 and December 31, 2008. FHLB advances as of March 31, 2009 with a remaining maturity of less than one year were $50.0 million, and the weighted-average interest rate thereon was 3.46 percent.
Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million as of December 31, 2008 and 2007. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment due on January 15, 2009.

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
     The following table shows the status of our gap position as of March 31, 2009:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$230,950	$230,950
Securities Purchased Under Agreements to Resell	90,000	—	—	—	—	90,000
Securities:
Fixed Rate	38,817	19,144	38,943	48,405	—	145,309
Floating Rate	3,303	—	11,456	4,344	—	19,103
Loans:
Fixed Rate	265,513	216,768	530,933	334,641	—	1,347,855
Floating Rate	1,677,271	33,320	104,755	1,013	—	1,816,359
Non-Accrual	—	—	—	—	155,508	155,508
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(85,283)	(85,283)
Federal Home Loan Bank and Federal
Reserve Bank Stock	—	—	—	40,925	—	40,925
Other Assets	—	25,710	—	7,847	98,612	132,169

Total Assets	$2,074,904	$294,942	$686,087	$437,175	$399,787	$3,892,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$33,976	$109,364	$262,475	$136,706	$—	$542,521
Savings	15,868	27,383	33,069	6,504	—	82,824
Money Market Checking and NOW Accounts	44,979	86,845	100,427	76,132	—	308,383
Time Deposits:
Fixed Rate	627,242	1,600,825	34,224	34	—	2,262,325
Floating Rate	56	—	—	—	—	56
Federal Home Loan Bank Advances and Other Borrowings	253,278	54,657	4,673	228	—	312,836
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	143	—	—	—	41,158	41,301
Stockholders’ Equity	—	—	—	—	260,243	260,243

Total Liabilities and Stockholders’ Equity	$1,057,948	$1,879,074	$434,868	$219,604	$301,401	$3,892,895

Repricing Gap	$1,016,956	$(1,584,132)	$251,219	$217,571	$98,386	$—
Cumulative Repricing Gap	$1,016,956	$(567,176)	$(315,957)	$(98,386)	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	26.12%	(14.57%)	(8.12%)	(2.53%)	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	29.40%	(16.39%)	(9.13%)	(2.84%)	—
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

     As of March 31, 2009, the cumulative repricing gap for the three-month period was asset-sensitive position and 29.40 percent of interest-earning assets, which decreased from the previous quarter’s figure of 31.20 percent. The decrease was caused primarily by a decrease of $221.7 million in floating rate loans with maturities or expected to reprice within three months, partially offset by a decrease of $108.5 million in FHLB advances and other borrowings with maturities or expected to reprice within three months. The cumulative repricing gap for the twelve-month period was liability-sensitive position and 16.39 percent of interest-earning assets, which decreased from the previous quarter’s figure of 4.08 percent. The decrease was caused primarily by a decrease of $223.4 million in floating rate loans with maturities or expected to reprice within twelve months and an increase of $303.6 million in fixed rate time deposits with maturities or expected to reprice within twelve months, partially offset by a decrease of $104.1 million in FHLB advances and other borrowings with maturities or expected to reprice within twelve months.
     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)

Cumulative Repricing Gap	$1,016,956	$1,126,633	$(567,176)	$(147,200)
Cumulative Repricing Gap as a Percentage of Total Assets	26.12%	29.07%	(14.57%)	(3.80%)
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	29.40%	31.20%	(16.39%)	(4.08%)
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
(Dollars in Thousands)
200%	12.75%	(11.23%)	$14,198	$(51,248)
100%	6.72%	(5.65%)	$7,487	$(25,790)
(100%)	(11.71%)	9.62%	$(5,972)	$78,534
(200%)	(23.67%)	18.88%	$(20,249)	$123,682
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

LIQUIDITY AND CAPITAL RESOURCES
     Capital Resources
     In order to ensure adequate levels of capital, the Board continually assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $260.2 million as of March 31, 2009, which represented a decrease of $3.7 million, or 1.4 percent, compared to $263.9 million as of December 31, 2008.
     Although both Hanmi Financial and the Bank were well-capitalized as of March 31, 2009, there can be no assurance that we will continue to be well-capitalized. We have applied to participate in the TARP CPP for an investment of up to $105 million from the Treasury, but we are still waiting a final decision from the Treasury as to whether we will be able to participate in this program. We are exploring alternative funding arrangements for raising capital if we are unable to participate in the TARP CPP.
     Liquidity — Hanmi Financial
     Hanmi Financial is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Hanmi Financial’s revenues are obtained from dividends declared and paid by the Bank. Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder (Hanmi Financial) in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to Hanmi Financial in an amount not exceeding the greatest of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. The Bank currently has deficit retained earnings and has suffered net losses in 2007, 2008 and 2009. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank is prohibited by the MOU described in “Notes to Consolidated Financial Statements (Unaudited), Note 10 — Regulatory Matters” from paying dividends to Hanmi Financial unless it receives prior regulatory approval.
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets through December 31, 2009 to meet its operating cash needs. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has also elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment due on January 15, 2009. As of March 31, 2009, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $3.6 million, up from $2.2 million as of December 31, 2008.
     Liquidity — Hanmi Bank
     Management believes that Hanmi Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations, which include deposits and FHLB borrowings. In addition to its deposits, the Bank’s principal source of liquidity is its ability to utilize borrowings, as needed. The Bank’s primary source of borrowings is the FHLB. The Bank is eligible to borrow up to 20 percent of its total assets from the FHLB. The Bank has pledged investment securities available for sale and loans receivable as collateral with the FHLB for this borrowing facility. As of March 31, 2009, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $732.9 million and $421.8 million, respectively.

     As of March 31, 2009, the Bank’s FHLB borrowings totaled $311.1 million, representing 8.0 percent of total assets. As of May 6, 2009, the Bank’s FHLB borrowings totaled $311.0 million and the remaining available borrowing capacity was $316.5 million. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As an additional source of funding, we significantly increased our borrowing capacity with the FRB. On December 31, 2008, we received approval for participation in the Borrower-in-Custody Program, where a broad range of loans may be pledged and borrowed against it through the Fed Discount Window. We may also pledge securities available for sale on this short-term (generally not to exceed three months) borrowing facility. As of March 31, 2009, the carrying value of loans pledged as collateral with the FRB amounted to $1,104.9 million and there were no pledges of investment securities available for sale. As of March 31, 2009, we had $828.7 million available for use through this short-term borrowing facility and there were no borrowings. As of May 6, 2009, the carrying value of loans pledged as collateral with the FRB amounted to $1,036.8 million and there were no pledges of investment securities available for sale. Effective April 27, 2009, the FRB changed lendable values for group deposited loans pledged by all participating institutions for the Fed Discount Window to reflect recent trends in the values of some types of loans. For the types of our loans pledged to the Fed Discount Window, the lendable value used to calculate total borrowing capacity was changed from 75 percent to 65 percent. As of May 6, 2009, we had $673.9 million available for use through this short-term borrowing facility and there were no borrowings.
     When the FHLB and FRB borrowing facilities are combined, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $1,561.6 million and $1,250.5 million, respectively, as of March 31, 2009, and $1,301.4 million and $990.4 million, respectively, as of May 6, 2009.
     As a means of augmenting our current liquidity sources, we are participating in the FDIC Debt Guarantee Program, which will enable us to issue up to two percent of our liabilities (approximately $70.0 million) in senior unsecured debt. Given that there is no cost involved in our participation if we do not issue debt under the program, we believe continuing to participate in the Debt Guarantee Program helps us to maintain a cushion of extra liquidity.
     In March 2009, we completed a deposit campaign, which was initiated in mid-December 2008, to help address our liquidity needs. The goals of the deposit campaign were to increase total deposits and decrease brokered deposits. As a result, total deposits increased by $126.0 million from $3,070.1 million as of December 31, 2008 to $3,196.1 million as of March 31, 2009. Brokered deposits decreased by $296.4 million from $874.2 million as of December 31, 2008 to $577.8 million as of March 31, 2009.
     Current market conditions have also limited the Bank’s liquidity sources principally to secured funding outlets, such as the FHLB and FRB, in addition to deposits originated through the Bank’s branch network and from brokered deposits. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that we would be able to continue to replace deposits at competitive rates. If the Bank’s capital ratio falls below well capitalized, the Bank would need regulatory consent before accepting brokered deposits. Over the next 12 months, approximately $2.2 billion of time deposits will mature. Although current prevailing market rates are much lower than the rates of these time deposits, there can be no assurances that we will be able to replace these time deposits with other deposits. Such events could have a material adverse impact on our results of operations and financial condition. However, if we are unable to replace these maturing deposits with new deposits, we believe that we have adequate liquidity resources to fund this need with our secured funding outlets with the FHLB and FRB.

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
     As of March 31, 2009, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $333.6 million. This represented a decrease of $4.5 million, or 1.3 percent, over Tier 1 capital of $338.0 million as of December 31, 2008. The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of March 31, 2009:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$377,813	10.88%	$277,822	8.00%	N/A	N/A
Hanmi Bank	$374,948	10.81%	$277,571	8.00%	$346,964	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$333,579	9.61%	$138,911	4.00%	N/A	N/A
Hanmi Bank	$330,835	9.54%	$138,786	4.00%	$208,178	6.00%

Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$333,579	8.46%	$157,707	4.00%	N/A	N/A
Hanmi Bank	$330,835	8.40%	$157,492	4.00%	$196,866	5.00%
     See “Regulatory Matters” for further discussion regarding capital ratio requirements.
     We will continue to closely evaluate our capital levels to determine the need to raise additional capital, and intend to maintain our “well capitalized” position for regulatory purposes.
Government Programs
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the TARP, the EESA authorized the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Initially, $350 billion, or half of the $700 billion, was made immediately available to the Treasury. On January 15, 2009, the remaining $350 billion was released to the Treasury.
     On October 14, 2008, the Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP CPP, and since has injected capital into many other financial institutions. The Treasury initially allocated $250 billion towards the TARP CPP. We have filed an application for TARP CPP funds, which remains pending with the Treasury. Under the terms of the TARP CPP, if Hanmi Financial enters into a Securities Purchase Agreement with the Treasury to sell to the Treasury preferred stock and warrants, we would be prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury under the TARP CPP is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
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
     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.
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
     On February 25, 2009, the Treasury announced the terms and conditions with respect to the Capital Assistance Program (“CAP”) including: (i) that the CAP will include “stress test” assessments of major banks and that should the “stress test” indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP CPP will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.
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
     On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the Regulators to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. As of March 31, 2009, the Bank had a Tier 1 leverage ratio of 8.40 percent and tangible stockholder’s equity to total tangible assets ratio of 8.57 percent, both above the required 8.0 percent levels. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.

     The Board and management are committed to addressing and resolving the issues raised in the memorandum of understanding on a timely basis. Since completion of the March 10, 2008 regulatory examination, actions have already been undertaken to resolve or make progress on many of the issues raised by the memorandum of understanding.
     Separately, Hanmi Financial has committed to the FRB that it will adopt a consolidated capital plan to augment and maintain a sufficient consolidated capital position. In addition, Hanmi Financial has agreed that it will not (i) declare or pay any dividends or make any payments on its junior subordinated debentures or any other capital distributions without the prior written consent of the FRB, and (ii) incur, increase or renew any existing debt or purchase, redeem or otherwise acquire any of its capital stock without the prior written consent of the FRB. In order to preserve its capital position, the Board of Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment due on January 15, 2009. Finally, Hanmi Financial has agreed to provide prior written notice and obtain the consent of the FRB prior to appointing any new directors or senior executive officers.
Dividends
     The ability of Hanmi Financial to pay dividends to our stockholders is directly dependent on the ability of the Bank to pay dividends to Hanmi Financial. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (a) the retained earnings of the bank; or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period. Because of the net loss incurred by the Bank in 2007, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year; or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions (the “Commissioner”). The Bank had a retained deficit of $57.7 million and $53.5 million as of March 31, 2009 and December 31, 2008, respectively. Because of the net loss for the first three months of 2009, neither Section 642 or 643 is currently available to the Bank to declare a dividend to Hanmi Financial. Although dividends from the Bank constitute the primary source of income to Hanmi Financial, Hanmi Financial has other limited sources of income including cash, earnings on assets held at the holding company and funds otherwise obtained from capital raising efforts at Hanmi Financial. Use of such funds for payments of interest or dividends is subject to receipt of prior regulatory approval.
     Similarly, the net loss for 2008 requires prior FRB approval of bank dividends in 2009 to Hanmi Financial. FRB Regulation H Section 208.5 provides that the Bank must obtain FRB approval to declare and pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. If permitted by regulation and subject to the discretion of the Board, the Bank will seek prior approval from the Regulators to pay cash dividends to Hanmi Financial. There can be no assurance when or if these approvals would be granted, or that, even if granted, the Board would authorize cash dividends to our stockholders.
     On August 29, 2008, the Board of Hanmi Financial announced that it had decided to suspend the quarterly cash dividend previously paid in order to maintain liquidity and conserve capital. In addition, the Board of Hanmi Financial announced that it has decided to start deferring interest payments on its junior subordinated debentures. Pursuant to the documents governing the junior subordinated debentures, Hanmi Financial is prohibited from paying dividends on its common stock while it is deferring interest payments. Hanmi Financial may defer interest payments on its junior subordinate debentures for up to 20 consecutive quarters before it would be considered to be in default under the instruments governing the junior subordinated debentures. Future dividend payments are subject to the future earnings, legal and regulatory requirements, including the pre-approval from the FRB, and the discretion of the Board. The Board reviews the prudence of a dividend each quarter.

OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 7 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2008.
CONTRACTUAL OBLIGATIONS
     There were no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2008.
RECENTLY ISSUED ACCOUNTING STANDARDS
     FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” — In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 are effective for the interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP No. FAS 157-4 or FSP Nos. FAS 115-2 and FAS 124-2, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP No. FAS 107-1 and APB 28-1 in the second quarter of 2009 and are currently evaluating the effect that the provisions of FSP No. FAS 107-1 and APB 28-1 may have on our financial condition and results of operations.
     FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” — In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, which amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP Nos. FAS 115-2 and FAS 124-2 are effective for the interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP No. FAS 157-4 or FSP No. FAS 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP Nos. FAS 115-2 and FAS 124-2 in the second quarter of 2009 and are currently evaluating the effect that the provisions of FSP Nos. FAS 115-2 and FAS 124-2 may have on our financial condition and results of operations.
     FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” — In April 2009, the FASB issued FSP No. 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The provisions of FSP No. FAS 157-4 are effective for the interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP Nos. FAS 115-2 and FAS No. 124-2 or FSP No. FAS 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP No. FAS 157-4 in the second quarter of 2009 and are currently evaluating the effect that the provisions of FSP No. FAS 157-4 may have on our financial condition and results of operations.
     FSP EITF 99-20-1, “Amendments to the Impairment Guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20” — In January 2009, the FASB issued FSP EITF 99-20-1, which revises the OTTI guidance on beneficial interests in securitized financial assets that are within the scope of EITF Issue No. 99-20. FSP EITF 99-20-1 amends EITF Issue No. 99-20 to more closely align its OTTI guidance with paragraph 16 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by (1) removing the notion of a “market participant” and (2) inserting a “probable” concept related to the estimation of a beneficial interest’s cash flows. FSP EITF 99-20-1 is effective prospectively for interim and annual periods ending after December 15, 2008. Retrospective application of FSP EITF 99-20-1 is prohibited. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.

     EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” — In September 2008, the FASB ratified EITF Issue No. 08-5, which provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue 08-5 is effective for the first reporting period beginning after December 15, 2008. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.
     FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” — In June 2008, the FASB issued FSP EITF 03-6-1, which clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common stockholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and did not have a significant impact on our financial condition or results of operations.
     FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” — In April 2008, the FASB issued FSP No. FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and did not have a significant impact on our financial condition, results of operations or cash flows.
     SFAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” — In December 2007, the FASB issued SFAS No. 160, which requires that a non-controlling interest in a subsidiary (i.e., minority interest) be reported in the equity section of the consolidated balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated statement of operations include net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. In addition, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and did not have a significant impact on our financial condition or results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2009.
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
     No change in our internal controls over financial reporting occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     There were no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed on March 13, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation (9)

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation (9)

3.3	Amended and Restated Bylaws of Hanmi Financial Corporation (9)

3.4	Certificate of Amendment to Bylaws of Hanmi Financial Corporation (9)

10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial
Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as
Delaware Trustee, and the Administrative Trustees Named Therein (3)

10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial
Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.1) (3)

10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (3)

10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as exhibit B to Exhibit 10.1) (3)

10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.1) (3)

10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial
Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as
Delaware Trustee, and the Administrative Trustees Named Therein (3)

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial
Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.6) (3)

10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (3)

10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as exhibit B to Exhibit 10.6) (3)

10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.6) (3)

10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial
Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as
Delaware Trustee, and the Administrative Trustees Named Therein (3)

10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial
Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11)
(3)

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (3)

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (3)

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (3)

10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other
Hand, dated as of June 19, 2008 (4)

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (1)

10.18	Employment Offer Letter to John Park from Hanmi Bank dated August 13, 2008 (5)

10.19	Hanmi Financial Corporation Year 2000 Stock Option Plan (8)

10.20	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (9)

10.21	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (9)

10.22	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (7)

14	Code of Ethics (6)

21	Subsidiaries of the Registrant (7)

ITEM 6. EXHIBITS (Continued)

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on December 27, 2007.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

(8)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000.

(9)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: May 11, 2009	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer