Form 10-Q/A
period 2009-03-31
HANMI FINANCIAL CORP
filed 2009-08-17
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of May 5, 2009, there were 45,940,967 outstanding shares of the Registrant’s Common Stock.

EXPLANATORY NOTE
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009. This Amendment is being filed to amend and restate our unaudited consolidated financial statements as of and for the three months ended March 31, 2009.
     The allowance for loan losses and provision for credit losses were increased to reflect an adjustment to the qualitative reserve factors that our wholly owned subsidiary, Hanmi Bank (“the Bank”), utilized in calculating its allowance for loan losses as of March 31, 2009. The increases in the qualitative reserve factors reflected first quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s recent regulatory examination by the Federal Reserve Bank (the “FRB”) and the California Department of Financial Institutions (the “DFI”). The restatement also will reflect certain loan grading changes that also occurred as a result of the recent regulatory examination. As a result of these findings, we concluded that the allowance for loan losses as of March 31, 2009 should be increased by $21.0 million to reflect these matters.
     The decision to restate the first quarter financial statements was approved by the Audit Committee of the Board of Directors of Hanmi Financial on August 3, 2009. The Audit Committee and members of Hanmi Financial’s executive management discussed the matters disclosed in this Item 4.02(a) with KPMG LLP, our independent registered public accounting firm.
     We also reassessed the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three months ended March 31, 2009, we concluded that our disclosure controls and procedures were not effective as of March 31, 2009. Our conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment.
     The information in this Amendment has been updated to give effect to the restatement. Hanmi Financial has not modified or updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement described above. This Amendment continues to speak as of the dates described herein, and we have not updated the disclosures contained in the Form 10-Q to reflect any events that occurred subsequent to such dates. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on May 11, 2009. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.
     Based on the foregoing, only the following items have been amended:
•	Part I — Financial Information:
-	Item 1 — Financial Statements

-	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

-	Item 3 — Quantitative and Qualitative Disclosures About Market Risk

-	Item 4 — Controls and Procedures
     For the convenience of the reader, this Form 10-Q/A sets forth the initial Form 10-Q in its entirety, although Hanmi Financial is only amending those portions affected by the restatement described above.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
(AMENDMENT NO. 1)
THREE MONTHS ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands, Except Share Data)

	March 31,
	2009	December 31,
	(Restated)	2008
	(See Note 2)
ASSETS
Cash and Due From Banks	$230,950	$85,188
Federal Funds Sold and Securities Purchased Under Agreements to Resell	90,000	130,000

Cash and Cash Equivalents	320,950	215,188

Securities Held to Maturity, at Amortized Cost (Fair Value of $895 and $910 as of March 31, 2009 and December 31, 2008, Respectively)	894	910
Securities Available for Sale, at Fair Value	163,518	196,966
Loans Receivable, Net of Allowance for Loan Losses of $104,943 and $70,986 as of March 31, 2009 and December 31, 2008, Respectively	3,179,187	3,253,715
Loans Held for Sale, at the Lower of Cost or Fair Value	34,252	37,410
Customers’ Liability on Acceptances	2,176	4,295
Premises and Equipment, Net	20,269	20,279
Accrued Interest Receivable	11,702	12,347
Other Real Estate Owned	1,206	823
Servicing Assets	3,630	3,791
Other Intangible Assets	4,521	4,950
Federal Home Loan Bank Stock, at Cost	30,697	30,697
Federal Reserve Bank Stock, at Cost	10,228	10,228
Bank-Owned Life Insurance	25,710	25,476
Other Assets	71,955	58,741

TOTAL ASSETS	$3,880,895	$3,875,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$542,521	$536,944
Interest-Bearing:
Savings	82,824	81,869
Money Market Checking and NOW Accounts	308,383	370,401
Time Deposits of $100,000 or More	1,218,826	849,800
Other Time Deposits	1,043,555	1,231,066

Total Deposits	3,196,109	3,070,080

Accrued Interest Payable	27,234	18,539
Acceptances Outstanding	2,176	4,295
Federal Home Loan Bank Advances and Other Borrowings	312,836	422,983
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	11,891	13,598

Total Liabilities	3,632,652	3,611,901

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 200,000,000 Shares; Issued 50,573,467 Shares (45,940,967 Shares Outstanding) and 50,538,049 Shares (45,905,549 Shares Outstanding) as of March 31, 2009 and December 31, 2008, Respectively	51	51
Additional Paid-In Capital	349,522	349,304
Unearned Compensation	(148)	(218)
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of $1,332 and $473 as of March 31, 2009 and December 31, 2008, Respectively	1,780	544
Retained Deficit	(32,950)	(15,754)
Less Treasury Stock, at Cost; 4,632,500 Shares as of March 31, 2009 and December 31, 2008	(70,012)	(70,012)

Total Stockholders’ Equity	248,243	263,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,880,895	$3,875,816

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2009
	(Restated)	2008
	(See Note 2)
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$45,085	$60,598
Taxable Interest on Investments	1,352	3,116
Tax-Exempt Interest on Investments	643	759
Dividends on Federal Home Loan Bank and Federal Reserve Bank Stock	153	414
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	82	83
Interest on Term Federal Funds Sold	700	—

Total Interest and Dividend Income	48,015	64,970

INTEREST EXPENSE:
Interest on Deposits	22,785	24,847
Interest on Federal Home Loan Bank Advances and Other Borrowings	1,112	4,477
Interest on Junior Subordinated Debentures	988	1,449

Total Interest Expense	24,885	30,773

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	23,130	34,197
Provision for Credit Losses	45,953	17,821

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	(22,823)	16,376

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,315	4,717
Insurance Commissions	1,182	1,315
Remittance Fees	523	505
Trade Finance Fees	506	865
Other Service Charges and Fees	483	716
Bank-Owned Life Insurance Income	234	240
Gain on Sales of Securities Available for Sale	1,167	618
Gain on Sales of Loans	2	213
Other-Than-Temporary Impairment Loss on Securities	(98)	—
Other Income	66	576

Total Non-Interest Income	8,380	9,765

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	7,503	11,280
Occupancy and Equipment	2,884	2,782
Data Processing	1,536	1,534
Deposit Insurance Premiums and Regulatory Assessments	1,490	560
Professional Fees	616	985
Supplies and Communication	570	704
Advertising and Promotion	569	812
Amortization of Other Intangible Assets	429	524
Other Operating Expenses	2,655	2,407

Total Non-Interest Expense	18,252	21,588

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(32,695)	4,553
Provision (Benefit) for Income Taxes	(15,499)	1,632

NET INCOME (LOSS)	$(17,196)	$2,921

EARNINGS (LOSS) PER SHARE:
Basic	$(0.37)	$0.06
Diluted	$(0.37)	$0.06

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,891,043	45,842,376
Diluted	45,891,043	45,918,143

DIVIDENDS DECLARED PER SHARE	$—	$0.06
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Thousands)

	Common Stock – Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other	Retained	Treasury	Total
		Treasury		Common	Paid-In	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income	(Deficit)	at Cost	Equity
BALANCE AS OF JANUARY 1, 2008	50,493,441	(4,632,500)	45,860,941	$50	$348,073	$(245)	$275	$92,415	$(70,012)	$370,556

Cumulative-Effect Adjustment from the Adoption of EITF Issue No. 06-4	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	271	16	—	—	—	287
Restricted Stock Awards	5,000	—	5,000	—	41	(41)	—	—	—	—
Cash Dividends	—	—	—	—	—	—	—	(2,753)	—	(2,753)

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	2,921	—	2,921
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	1,353	—	—	1,353

Total Comprehensive Income										4,274

BALANCE AS OF MARCH 31, 2008	50,538,049	(4,632,500)	45,905,549	$51	$348,607	$(270)	$1,628	$90,360	$(70,012)	$370,364

BALANCE AS OF JANUARY 1, 2009	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

Shares Issued for Business Acquisitions	39,418	—	39,418	—	46	—	—	—	—	46
Share-Based Compensation Expense	—	—	—	—	236	6	—	—	—	242
Forfeiture of Restricted Stock Award	(4,000)	—	(4,000)	—	(64)	64	—	—	—	—

Comprehensive Loss:
Net Loss (1)	—	—	—	—	—	—	—	(17,196)	—	(17,196)
Change in Unrealized Loss on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	1,236	—	—	1,236

Total Comprehensive Loss (1)										(15,960)

BALANCE AS OF MARCH 31, 2009 (1)	50,573,467	(4,632,500)	45,940,967	$51	$349,522	$(148)	$1,780	$(32,950)	$(70,012)	$248,243

(1)	Restated (See Note 2)
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2009
	(Restated)	2008
	(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(17,196)	$2,921
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	669	749
Amortization of Premiums and Accretion of Discounts on Investments, Net	(1,101)	(353)
Amortization of Other Intangible Assets	429	524
Amortization of Servicing Assets	235	413
Share-Based Compensation Expense	242	287
Provision for Credit Losses	45,953	17,821
Federal Home Loan Bank Stock Dividends	—	(239)
Gain on Sales of Securities Available for Sale	(1,167)	(618)
Other-Than-Temporary Impairment Loss on Securities	98	—
Gain on Sales of Loans	(2)	(213)
Loss on Sales of Other Real Estate Owned	—	132
Provision for Valuation Allowance on Other Real Estate Owned	126	—
Origination of Loans Held for Sale	(201)	(8,356)
Proceeds from Sales of Loans Held for Sale	3,361	6,351
Decrease in Accrued Interest Receivable	645	1,994
Decrease in Servicing Asset	(74)	(297)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(234)	(235)
(Increase) Decrease in Other Assets	(14,102)	6,232
Increase (Decrease) in Accrued Interest Payable	8,695	(3,971)
(Decrease) Increase in Other Liabilities	(1,844)	1,339

Net Cash Provided By Operating Activities	24,532	24,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured or Called Securities Available for Sale	27,069	30,256
Proceeds from Sales of Securities Available for Sale	38,447	24,001
Proceeds from Sales of Other Real Estate Owned	—	155
Net Decrease (Increase) in Loans Receivable	28,249	(24,410)
Purchases of Securities Available for Sale	(27,758)	(24,581)
Purchases of Premises and Equipment	(659)	(629)

Net Cash Provided By Investing Activities	65,348	4,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposits	126,029	26,069
Cash Paid to Repurchase Stock Options	—	(70)
Cash Dividends Paid	—	(2,753)
Repayment of Long-Term Federal Home Loan Bank Advances and Other Borrowings	(121)	(115)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(110,026)	(71,496)

Net Cash Provided By (Used In) Financing Activities	15,882	(48,365)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,762	(19,092)
Cash and Cash Equivalents at Beginning of Period	215,188	122,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$320,950	$103,306

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$16,190	$38,459
Income Taxes Paid	$—	$163
Non-Cash Activities:
Stock Issued for Business Acquisition	$46	$293
Transfer of Loans to Other Real Estate Owned	$509	$—
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
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     We have restated our unaudited consolidated financial statements as of and for the three months ended March 31, 2009. The allowance for loan losses and provision for credit losses were increased to reflect an adjustment to the qualitative reserve factors that the Bank utilized in calculating its allowance for loan losses as of March 31, 2009. The increases in the qualitative reserve factors reflected first quarter trends in delinquent, classified and non-performing loans in the Bank’s loan portfolio, which were raised as part of the Bank’s recent regulatory examination. The restatement also will reflect certain loan grading changes that also occurred as a result of the recent regulatory examination. As a result of these findings, we concluded that the allowance for loan losses as of March 31, 2009 should be increased by $21.0 million to reflect these matters.

	March 31, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)
CONSOLIDATED BALANCE SHEET:
Allowance for Loan Losses	$(83,943)	$(21,000)	$(104,943)
Loans Receivable, Net of Allowance for Loan Losses	$3,200,187	$(21,000)	$3,179,187
Allowance for Loan Losses	$83,943	$21,000	$104,943
Other Assets	$62,955	$9,000	$71,955
Total Assets	$3,892,895	$(12,000)	$3,880,895
Stockholders’ Equity	$260,243	$(12,000)	$248,243

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands; Except Per Share Data)
CONSOLIDATED STATEMENT OF OPERATIONS:
Provision for Credit Losses	$24,953	$21,000	$45,953
Net Interest Income (Loss) After Provision for Credit Losses	$(1,823)	$(21,000)	$(22,823)
Income (Loss) Before Provision (Benefit) for Income Taxes	$(11,695)	$(21,000)	$(32,695)
Provision (Benefit) for Income Taxes	$(6,499)	$(9,000)	$(15,499)
Net Income (Loss)	$(5,196)	$(12,000)	$(17,196)
Earnings (Loss) Per Share:
Basic	$(0.11)	$(0.26)	$(0.37)
Diluted	$(0.11)	$(0.26)	$(0.37)

CONSOLIDATED STATEMENT OF CASH FLOWS:
Net Income (Loss)	$(5,196)	$(12,000)	$(17,196)
Provision for Credit Losses	$24,953	$21,000	$45,953
(Increase) Decrease in Other Assets	$(5,102)	$(9,000)	$(14,102)
     Certain amounts were also restated in “Note 5 — Loans,” “Note 7 — Earnings (Loss) Per Share” and “Note 11 — Regulatory Matters.”
NOTE 3 — OTHER-THAN-TEMPORARY IMPAIRMENT LOSS ON SECURITIES
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
NOTE 4 — FAIR VALUE MEASUREMENTS
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
NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
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
NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     As of March 31, 2009, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable Inputs
	Quoted Prices in	With No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	March 31,
	Assets	Characteristics	Inputs	2009
	(In Thousands)
ASSETS:
Securities Available for Sale:
Mortgage-Backed Securities	$—	$69,528	$—	$69,528
Municipal Bonds	—	59,834	—	59,834
Collateralized Mortgage Obligations	—	23,190	—	23,190
Asset-Backed Securities	—	5,635	—	5,635
Other Securities	50	2,928	1,416	4,394
Equity Securities	695	—	—	695
Corporate Bonds	—	242	—	242

Total Securities Available for Sale	$745	$161,357	$1,416	$163,518

Servicing Assets	$—	$—	$3,630	$3,630

LIABILITIES:
Servicing Liabilities	$—	$—	$232	$232
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of March 31, 2009, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable Inputs
	Quoted Prices in	With No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	March 31,
	Assets	Characteristics	Inputs	2009
	(In Thousands)
ASSETS:
Loans Held for Sale	$—	$34,252	$—	$34,252
Impaired Loans	$—	$3,083	$—	$3,083
Other Real Estate Owned	$—	$1,206	$—	$1,206
Other Intangible Assets	$—	$—	$4,521	$4,521
NOTE 5 — LOANS
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31,
	2009	December 31,	March 31,
	(Restated)	2008	2008
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$70,986	$63,948	$43,611
Actual Charge-Offs	(12,516)	(19,473)	(7,852)
Recoveries on Loans Previously Charged Off	703	851	555

Net Loan Charge-Offs	(11,813)	(18,622)	(7,297)

Provision Charged to Operating Expense	45,770	25,660	16,672

Balance at End of Period	$104,943	$70,986	$52,986

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$4,096	$4,306	$1,765
Provision Charged to Operating Expense	183	(210)	1,149

Balance at End of Period	$4,279	$4,096	$2,914

Impaired Loans
     The following table provides information on impaired loans as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(In Thousands)
Recorded Investment With Related Allowance	$174,036	$71,448
Recorded Investment With No Related Allowance	37,315	49,945
Allowance on Impaired Loans	(24,724)	(18,157)

Net Recorded Investment in Impaired Loans	$186,627	$103,236

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 5 — LOANS (Continued)
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Continued)
NOTE 5 — LOANS (Continued)
     During the three months ended March 31, 2009, we restructured monthly payments on 28 loans, with a net carrying value of $62.0 million, through temporary interest rate reductions of six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. In addition, we determined that these restructured loans are well secured. As of March 31, 2009, troubled debt restructurings on accrual status totaled $61.9 million, all of which were temporary interest rate reductions, and a $2.9 million impairment allowance relating to these loans was included in the allowance for loan losses. As of December 31, 2008, there were no troubled debt restructurings on accrual status.
NOTE 6 — SHARE-BASED COMPENSATION
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
NOTE 6 — SHARE-BASED COMPENSATION (Continued)
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
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2009 (Restated)			2008
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Loss	Shares	Amount	Income	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Basic EPS	$(17,196)	45,891,043	$(0.37)	$2,921	45,842,376	$0.06
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	75,767	—

Diluted EPS	$(17,196)	45,891,043	$(0.37)	$2,921	45,918,143	$0.06

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
NOTE 10 — LIQUIDITY
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
NOTE 10 — LIQUIDITY (Continued)
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
NOTE 10 — LIQUIDITY (Continued)
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
NOTE 11 — REGULATORY MATTERS (Restated)
Memorandum of Understanding
     On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the FRB and the California Department of Financial Institutions (the “DFI” and with the FRB, the “Regulators”) to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. As of March 31, 2009, the Bank had a Tier 1 leverage ratio of 8.10 percent and tangible stockholder’s equity to total tangible assets ratio of 8.28 percent, both above the required 8.0 percent levels. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.
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
NOTE 11 — REGULATORY MATTERS (Restated) (Continued)
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
NOTE 12 — SUBSEQUENT EVENTS
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
NOTE 12 — SUBSEQUENT EVENTS (Continued)
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

	As of and for the
	Three Months Ended
	March 31,
	2009
	(Restated) (17)	2008
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,349,085	$3,303,141
Average Investment Securities	$182,284	$342,123
Average Interest-Earning Assets	$3,806,186	$3,689,650
Average Total Assets	$3,946,727	$3,965,425
Average Deposits	$3,202,032	$2,995,315
Average Borrowings	$440,053	$553,138
Average Interest-Bearing Liabilities	$3,115,332	$2,897,209
Average Stockholders’ Equity	$263,553	$377,411
Average Tangible Equity (2)	$258,775	$263,624
PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(0.37)	$0.06
Earnings (Loss) Per Share — Diluted	$(0.37)	$0.06
Common Shares Outstanding	45,940,967	45,905,549
Book Value Per Share (3)	$5.40	$8.07
Tangible Book Value Per Share (4)	$5.31	$5.59
Cash Dividends Per Share	$—	$0.06
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	(1.77%)	0.30%
Return on Average Stockholders’ Equity (5) (7)	(26.46%)	3.11%
Return on Average Tangible Equity (5) (8)	(26.95%)	4.46%
Efficiency Ratio (9)	57.92%	49.11%
Net Interest Spread (10)	1.88%	2.81%
Net Interest Margin (11)	2.46%	3.73%
Dividend Payout Ratio (12)	—	94.28%
Average Stockholders’ Equity to Average Total Assets	6.68%	9.52%
SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial	10.57%	10.74%
Hanmi Bank	10.50%	10.79%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	9.29%	9.48%
Hanmi Bank	9.22%	9.54%
Tier 1 Leverage Ratio:
Hanmi Financial	8.16%	8.69%
Hanmi Bank	8.10%	8.74%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	4.71%	2.68%
Non-Performing Assets to Total Assets (15)	4.06%	2.25%
Net Loan Charge-Offs to Average Total Gross Loans (16)	1.43%	0.89%
Allowance for Loan Losses to Total Gross Loans	3.16%	1.60%
Allowance for Loan Losses to Non-Performing Loans	67.13%	59.72%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average other intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net loss.

(6)	Net loss divided by average total assets.

(7)	Net loss divided by average stockholders’ equity.

(8)	Net loss divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities.

(11)	Net interest income before provision for credit losses divided by average interest-earning assets.

(12)	Cash dividends per share times common shares outstanding divided by net loss.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

(17)	See “Notes to Consolidated Financial Statements (Unaudited), Note 2 — Restatement of Previously Issued Financial Statements” for further information regarding the restated amounts.

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended
	March 31,
	2009
	(Restated)	2008
	(Dollars in Thousands)
Average Stockholders’ Equity	$263,553	$377,411
Less Average Goodwill and Average Other Intangible Assets	(4,778)	(113,787)

Average Tangible Equity	$258,775	$263,624

Return on Average Stockholders’ Equity	(26.46%)	3.11%
Effect of Average Goodwill and Average Other Intangible Assets	(0.49%)	1.35%

Return on Average Tangible Equity	(26.95%)	4.46%

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	March 31,
	2009
	(Restated)	2008
	(Dollars in Thousands,
	Except Per Share Data)
Total Stockholders’ Equity	$248,243	$370,364
Less Goodwill and Other Intangible Assets	(4,521)	(113,777)

Tangible Equity	$243,722	$256,587

Book Value Per Share	$5.40	$8.07
Effect of Goodwill and Other Intangible Assets	(0.09)	(2.48)

Tangible Book Value Per Share	$5.31	$5.59

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
     As a result of our new strategy of focusing on asset quality over growth, total assets were $3.88 billion as of March 31, 2009 and December 31, 2008, and total gross loans were $3.32 billion as of March 31, 2009, compared to $3.36 billion as of December 31, 2008.
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

	Three Months Ended
	March 31, 2009			March 31, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,349,085	$45,085	5.46%	$3,303,141	$60,598	7.38%
Municipal Securities (2)	58,886	643	4.37%	71,879	759	4.22%
Obligations of Other U.S. Government Agencies	9,578	96	4.01%	109,860	1,245	4.53%
Other Debt Securities	113,820	1,254	4.41%	160,384	1,871	4.67%
Equity Securities	41,727	153	1.47%	33,490	414	4.94%
Federal Funds Sold and Securities Purchased Under Agreements to Resell	94,585	82	0.35%	10,896	83	3.05%
Term Federal Funds Sold	138,344	700	2.02%	—	—	—
Interest-Earning Deposits	161	2	4.97%	—	—	—

Total Interest-Earning Assets	3,806,186	48,015	5.12%	3,689,650	64,970	7.08%

Noninterest-Earning Assets:
Cash and Cash Equivalents	84,054			93,793
Allowance for Loan Losses (5)	(72,583)			(42,545)
Other Assets (5)	129,070			224,527

Total Noninterest-Earning Assets (5)	140,541			275,775

TOTAL ASSETS (5)	$3,946,727			$3,965,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$82,029	505	2.50%	$92,467	527	2.29%
Money Market Checking and NOW Accounts	343,354	1,854	2.19%	557,493	4,660	3.36%
Time Deposits of $100,000 or More	1,078,650	10,322	3.88%	1,354,466	15,687	4.66%
Other Time Deposits	1,171,246	10,104	3.50%	339,645	3,973	4.70%
FHLB Advances and Other Borrowings	357,647	1,112	1.26%	470,732	4,477	3.83%
Junior Subordinated Debentures	82,406	988	4.86%	82,406	1,449	7.07%

Total Interest-Bearing Liabilities	3,115,332	24,885	3.24%	2,897,209	30,773	4.27%

Noninterest-Bearing Liabilities:
Demand Deposits	526,753			651,244
Other Liabilities	41,089			39,561

Total Noninterest-Bearing Liabilities	567,842			690,805

Total Liabilities	3,683,174			3,588,014
Stockholders’ Equity (5)	263,553			377,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (5)	$3,946,727			$3,965,425

NET INTEREST INCOME		$23,130			$34,197

NET INTEREST SPREAD (3)			1.88%			2.81%

NET INTEREST MARGIN (4)			2.46%			3.73%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $391,000 and $588,000 for the three months ended March 31, 2009 and 2008, respectively.

(2)	If computed on a tax-equivalent basis using an effective marginal rate of 35 percent, tax-exempt income would be $989,000 and $1.2 million, and the yields would be 6.72 percent and 6.50 percent, for the three months ended March 31, 2009 and 2008, respectively.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Restated. See “Notes to Consolidated Financial Statements (Unaudited), Note 2 — Restatement of Previously Issued Financial Statements” for further information regarding the restated amounts.

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
Provision for Credit Losses (Restated)
     For the three months ended March 31, 2009 and 2008, the provision for credit losses was $46.0 million and $17.8 million, respectively. The increase in the provision for credit losses is attributable to increases in net charge-offs, non-performing loans and criticized and classified loans. Net charge-offs increased $4.5 million, or 61.9 percent, from $7.3 million for the three months ended March 31, 2008 to $11.8 million for the same period in 2009. Non-performing loans increased from $88.7 million, or 2.68 percent of total gross loans, as of March 31, 2008 to $156.3 million, or 4.71 percent of total gross loans, as of March 31, 2009. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details. See “Notes to Consolidated Financial Statements (Unaudited), Note 2 — Restatement of Previously Issued Financial Statements” for further information regarding the restated amounts.
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
Provision for Income Taxes (Restated)
     For the three months ended March 31, 2009, income tax benefits of $15.5 million were recognized on pre-tax losses of $32.7 million, representing an effective tax rate of 47.4 percent, compared to income taxes of $1.6 million recognized on pre-tax income of $4.6 million, representing an effective tax rate of 35.8 percent, for the same period in 2008. The increase in the effective rate was due to fact that the impact of tax-exempt income was additive to the 2009 effective tax rate while subtractive to the 2008 effective tax rate. See “Notes to Consolidated Financial Statements (Unaudited), Note 2 — Restatement of Previously Issued Financial Statements” for further information regarding the restated amounts.

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

Loan Portfolio
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$920,431	$908,970	$11,461	1.3%
Construction	177,268	178,783	(1,515)	(0.8%)
Residential Property	87,355	92,361	(5,006)	(5.4%)

Total Real Estate Loans	1,185,054	1,180,114	4,940	0.4%

Commercial and Industrial Loans:
Commercial Term Loans	1,589,459	1,611,449	(21,990)	(1.4%)
Commercial Lines of Credit	201,076	214,699	(13,623)	(6.3%)
SBA Loans (1)	177,505	178,399	(894)	(0.5%)
International Loans	87,169	95,185	(8,016)	(8.4%)

Total Commercial and Industrial Loans	2,055,209	2,099,732	(44,523)	(2.1%)

Consumer Loans	79,459	83,525	(4,066)	(4.9%)

Total Loans — Gross	3,319,722	3,363,371	(43,649)	(1.3%)

Deferred Loan Fees	(1,340)	(1,260)	(80)	6.3%
Allowance for Loan Losses (2)	(104,943)	(70,986)	(33,957)	47.8%

Net Loans Receivable	$3,213,439	$3,291,125	$(77,686)	(2.4%)

(1)	Includes loans held for sale, at the lower of cost or market, of $34.3 million and $37.4 million as of March 31, 2009 and December 31, 2008, respectively.

(2)	Restated. See “Notes to Consolidated Financial Statements (Unaudited), Note 2 — Restatement of Previously Issued Financial Statements” for further information regarding the restated amounts.
     As of March 31, 2009 and December 31, 2008, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.21 billion and $3.29 billion, respectively, a decrease of $77.7 million, or 2.4 percent. Real estate loans, composed of commercial property, residential property and construction loans, increased $4.9 million, or 0.4 percent, to $1.19 billion as of March 31, 2009 from $1.18 billion as of December 31, 2008, representing 35.7 percent and 35.1 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $44.5 million, or 2.1 percent, to $2.06 billion as of March 31, 2009 from $2.10 billion as of December 31, 2008, representing 61.9 percent and 62.4 percent, respectively, of total gross loans. Consumer loans decreased $4.1 million, or 4.9 percent, to $79.5 million as of March 31, 2009 from $83.5 million as of December 31, 2008.
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
     During the three months ended March 31, 2009, we restructured monthly payments on 28 loans, with a net carrying value of $62.0 million, through temporary interest rate reductions of six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. In addition, we determined that these restructured loans are well secured. As of March 31, 2009, troubled debt restructurings on accrual status totaled $61.9 million, all of which were temporary interest rate reductions, and a $2.9 million impairment allowance relating to these loans is included in the allowance for loan losses. As of December 31, 2008, there were no troubled debt restructurings on accrual status.
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

	As of and for the Three Months Ended
	March 31,
	2009	December 31,	March 31,
	(Restated) (2)	2008	2008
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$70,986	$63,948	$43,611

Actual Charge-Offs	(12,516)	(19,473)	(7,852)
Recoveries on Loans Previously Charged Off	703	851	555

Net Loan Charge-Offs	(11,813)	(18,622)	(7,297)

Provision Charged to Operating Expenses	45,770	25,660	16,672

Balance at End of Period	$104,943	$70,986	$52,986

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$4,096	$4,306	$1,765
Provision Charged to Operating Expenses	183	(210)	1,149

Balance at End of Period	$4,279	$4,096	$2,914

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	1.43%	2.20%	0.89%
Net Loan Charge-Offs to Total Gross Loans (1)	1.44%	2.20%	0.89%
Allowance for Loan Losses to Average Total Gross Loans	3.13%	2.11%	1.60%
Allowance for Loan Losses to Total Gross Loans	3.16%	2.11%	1.60%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	45.65%	104.36%	55.39%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	25.81%	72.57%	43.77%
Allowance for Loan Losses to Non-Performing Loans	67.13%	58.23%	59.72%

Balances:
Average Total Gross Loans Outstanding During Period	$3,350,343	$3,368,044	$3,305,252
Total Gross Loans Outstanding at End of Period	$3,319,722	$3,363,371	$3,305,949
Non-Performing Loans at End of Period	$156,331	$121,898	$88,720

(1)	Net loan charge-offs are annualized to calculate the ratios.

(2)	See “Notes to Consolidated Financial Statements (Unaudited), Note 2 — Restatement of Previously Issued Financial Statements” for further information regarding the restated amounts.
     The allowance for loan losses increased by $34.0 million, or 47.8 percent, to $104.9 million as of March 31, 2009, compared to $71.0 million as of December 31, 2008. The increase in the allowance for loan losses in 2009 was due primarily to the increased migration of loans into more adverse risk rating categories and increases in non-performing and delinquent loans. See “Provision for Credit Losses.” In addition, the allowance reflects higher estimated loss severity arising from a softening economy, partially offset by our better collateral coverage on certain impaired loans and the presence of guarantees. The ratio of the allowance for loan losses to total gross loans substantially increased to 3.16 percent as of March 31, 2009, compared to 2.11 percent as of December 31, 2008, primarily due to the overall increase of historical loss factors and classified loans.
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
     The following table shows the status of our gap position as of March 31, 2009, as restated:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$230,950	$230,950
Securities Purchased Under Agreements to Resell	90,000	—	—	—	—	90,000
Securities:
Fixed Rate	38,817	19,144	38,943	48,405	—	145,309
Floating Rate	3,303	—	11,456	4,344	—	19,103
Loans:
Fixed Rate	265,513	216,768	530,933	334,641	—	1,347,855
Floating Rate	1,677,271	33,320	104,755	1,013	—	1,816,359
Non-Accrual	—	—	—	—	155,508	155,508
Deferred Loan Fees and Allowance for Loan Losses (1)	—	—	—	—	(106,283)	(106,283)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	40,925	—	40,925
Other Assets (1)	—	25,710	—	7,847	107,612	141,169

Total Assets (1)	$2,074,904	$294,942	$686,087	$437,175	$387,787	$3,880,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand Deposits	$33,976	$109,364	$262,475	$136,706	$—	$542,521
Savings	15,868	27,383	33,069	6,504	—	82,824
Money Market Checking and NOW Accounts	44,979	86,845	100,427	76,132	—	308,383
Time Deposits:
Fixed Rate	627,242	1,600,825	34,224	34	—	2,262,325
Floating Rate	56	—	—	—	—	56
Federal Home Loan Bank Advances and Other Borrowings	253,278	54,657	4,673	228	—	312,836
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	143	—	—	—	41,158	41,301
Stockholders’ Equity (1)	—	—	—	—	248,243	248,243

Total Liabilities and Stockholders’ Equity (1)	$1,057,948	$1,879,074	$434,868	$219,604	$289,401	$3,880,895

Repricing Gap	$1,016,956	$(1,584,132)	$251,219	$217,571	$98,386	$—
Cumulative Repricing Gap	$1,016,956	$(567,176)	$(315,957)	$(98,386)	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets (1)	26.20%	(14.61%)	(8.14%)	(2.54%)	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	29.40%	(16.39%)	(9.13%)	(2.84%)	—

(1)	Restated. See “Notes to Consolidated Financial Statements (Unaudited), Note 2 — Restatement of Previously Issued Financial Statements” for further information regarding the restated amounts.
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
The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
		(Dollars in Thousands)
Cumulative Repricing Gap	$1,016,956	$1,126,633	$(567,176)	$(147,200)
Cumulative Repricing Gap as a Percentage of Total Assets (1)	26.20%	29.07%	(14.61%)	(3.80%)
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	29.40%	31.20%	(16.39%)	(4.08%)

(1)	Restated. See “Notes to Consolidated Financial Statements (Unaudited), Note 2 — Restatement of Previously Issued Financial Statements” for further information regarding the restated amounts.
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

LIQUIDITY AND CAPITAL RESOURCES
     Capital Resources
     In order to ensure adequate levels of capital, the Board continually assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $248.2 million as of March 31, 2009, which represented a decrease of $15.7 million, or 5.9 percent, compared to $263.9 million as of December 31, 2008.
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
     Liquidity — Hanmi Financial
     Hanmi Financial is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Hanmi Financial’s revenues are obtained from dividends declared and paid by the Bank. Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder (Hanmi Financial) in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to Hanmi Financial in an amount not exceeding the greatest of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. The Bank currently has deficit retained earnings and has suffered net losses in 2007, 2008 and 2009. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank is prohibited by the MOU described in “Notes to Consolidated Financial Statements (Unaudited), Note 11 — Regulatory Matters” from paying dividends to Hanmi Financial unless it receives prior regulatory approval.
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
     As of March 31, 2009, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $321.6 million. This represented a decrease of $16.5 million, or 4.9 percent, over Tier 1 capital of $338.0 million as of December 31, 2008. The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of March 31, 2009 (restated):

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$365,925	10.57%	$276,871	8.00%	N/A	N/A
Hanmi Bank	$363,060	10.50%	$276,620	8.00%	$345,775	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$321,579	9.29%	$138,436	4.00%	N/A	N/A
Hanmi Bank	$318,835	9.22%	$138,310	4.00%	$207,465	6.00%

Tier 1 Capital (to Average Total Assets):
Hanmi Financial	$321,579	8.16%	$157,702	4.00%	N/A	N/A
Hanmi Bank	$318,835	8.10%	$157,487	4.00%	$196,859	5.00%
     See “Notes to Consolidated Financial Statements (Unaudited), Note 2 — Restatement of Previously Issued Financial Statements” for further information regarding the restated amounts. See “Regulatory Matters” for further discussion regarding capital ratio requirements.
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

     On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the Regulators to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. As of March 31, 2009, the Bank had a Tier 1 leverage ratio of 8.10 percent and tangible stockholder’s equity to total tangible assets ratio of 8.28 percent, both above the required 8.0 percent levels. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
     FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” - In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 are effective for the interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP No. FAS 157-4 or FSP Nos. FAS 115-2 and FAS 124-2, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP No. FAS 107-1 and APB 28-1 in the second quarter of 2009 and are currently evaluating the effect that the provisions of FSP No. FAS 107-1 and APB 28-1 may have on our financial condition and results of operations.
     FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” - In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, which amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP Nos. FAS 115-2 and FAS 124-2 are effective for the interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP No. FAS 157-4 or FSP No. FAS 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP Nos. FAS 115-2 and FAS 124-2 in the second quarter of 2009 and are currently evaluating the effect that the provisions of FSP Nos. FAS 115-2 and FAS 124-2 may have on our financial condition and results of operations.

     FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” - In April 2009, the FASB issued FSP No. 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The provisions of FSP No. FAS 157-4 are effective for the interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP Nos. FAS 115-2 and FAS No. 124-2 or FSP No. FAS 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP No. FAS 157-4 in the second quarter of 2009 and are currently evaluating the effect that the provisions of FSP No. FAS 157-4 may have on our financial condition and results of operations.
     FSP EITF 99-20-1, “Amendments to the Impairment Guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20” - In January 2009, the FASB issued FSP EITF 99-20-1, which revises the OTTI guidance on beneficial interests in securitized financial assets that are within the scope of EITF Issue No. 99-20. FSP EITF 99-20-1 amends EITF Issue No. 99-20 to more closely align its OTTI guidance with paragraph 16 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” by (1) removing the notion of a “market participant” and (2) inserting a “probable” concept related to the estimation of a beneficial interest’s cash flows. FSP EITF 99-20-1 is effective prospectively for interim and annual periods ending after December 15, 2008. Retrospective application of FSP EITF 99-20-1 is prohibited. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.
     EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” - In September 2008, the FASB ratified EITF Issue No. 08-5, which provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF Issue 08-5 is effective for the first reporting period beginning after December 15, 2008. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows.
     FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” - In June 2008, the FASB issued FSP EITF 03-6-1, which clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common stockholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and did not have a significant impact on our financial condition or results of operations.
     FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” - In April 2008, the FASB issued FSP No. FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and did not have a significant impact on our financial condition, results of operations or cash flows.

     SFAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” - In December 2007, the FASB issued SFAS No. 160, which requires that a non-controlling interest in a subsidiary (i.e., minority interest) be reported in the equity section of the consolidated balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated statement of operations include net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. In addition, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and did not have a significant impact on our financial condition or results of operations.
     SFAS No. 141(R), “Business Combinations” - In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS No. 141(R), effective for us on January 1, 2009, applies to all transactions or other events in which we obtain control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management” and “- Liquidity and Capital Resources.”

ITEM 4.	CONTROLS AND PROCEDURES
     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based upon that evaluation and due to the restatement of the unaudited consolidated financial statements as of and for the three months ended March 31, 2009, we concluded that our disclosure controls and procedures were not effective as of March 31, 2009, as discussed in the “Explanatory Note” to this Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the period ended March 31, 2009.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS

Exhibit
Number	Document
3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation (9)

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation (9)

3.3	Amended and Restated Bylaws of Hanmi Financial Corporation (9)

3.4	Certificate of Amendment to Bylaws of Hanmi Financial Corporation (9)

10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (3)

10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.1) (3)

10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (3)

10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as exhibit B to Exhibit 10.1) (3)

10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.1) (3)

10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (3)

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.6) (3)

10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (3)

ITEM 6.	EXHIBITS (Continued)

Exhibit
Number	Document
10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as exhibit B to Exhibit 10.6) (3)

10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.6) (3)

10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (3)

10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (3)

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (3)

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (3)

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (3)

10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (4)

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (1)

10.18	Employment Offer Letter to John Park from Hanmi Bank dated August 13, 2008 (5)

10.19	Hanmi Financial Corporation Year 2000 Stock Option Plan (8)

10.20	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (9)

10.21	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (9)

10.22	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (7)

14	Code of Ethics (6)

21	Subsidiaries of the Registrant (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on December 27, 2007.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

(8)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000.

(9)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: August 17, 2009	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer