Form 10-Q
period 2009-06-30
HANMI FINANCIAL CORP
filed 2009-08-17
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     As of July 30, 2009, there were 46,145,967 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands, Except Share Data)

	June 30,	December 31,
	2009	2008

ASSETS
Cash and Due From Banks	$382,826	$85,188
Federal Funds Sold	—	130,000

Cash and Cash Equivalents	382,826	215,188

Investment Securities Held to Maturity, at Amortized Cost (Fair Value of $887 as of June 30, 2009 and $910 as of December 31, 2008)	886	910
Investment Securities Available for Sale, at Fair Value (Amortized Cost of $214,554 as of June 30, 2009 and $195,836 as of December 31, 2008)	217,937	196,966
Loans Receivable, Net of Allowance for Loan Losses of $105,268 as of June 30, 2009 and $70,986 as of December 31, 2008	3,018,422	3,253,715
Loans Held for Sale, at the Lower of Cost or Fair Value	34,257	37,410
Due from Customers on Acceptances	1,916	4,295
Premises and Equipment, Net	19,833	20,279
Accrued Interest Receivable	12,118	12,347
Other Real Estate Owned, Net	34,018	823
Servicing Assets	3,444	3,791
Other Intangible Assets, Net	4,115	4,950
Investment in Federal Home Loan Bank Stock, at Cost	30,697	30,697
Investment in Federal Reserve Bank Stock, at Cost	10,053	10,228
Income Taxes Receivable	30,499	11,712
Bank-Owned Life Insurance	25,937	25,476
Other Assets	43,893	47,029

TOTAL ASSETS	$3,870,851	$3,875,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$547,737	$536,944
Interest-Bearing	2,740,186	2,533,136

Total Deposits	3,287,923	3,070,080

Accrued Interest Payable	31,859	18,539
Bank Acceptances Outstanding	1,916	4,295
Federal Home Loan Bank Advances	210,952	422,196
Other Borrowings	2,532	787
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	14,137	13,598

Total Liabilities	3,631,725	3,611,901

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 200,000,000 Shares; 50,763,467 Shares Issued (46,130,967 Shares Outstanding) as of June 30, 2009 and 50,538,049 Shares Issued (45,905,549 Shares Outstanding) as of December 31, 2008	51	51
Additional Paid-In Capital	350,005	349,304
Unearned Compensation	(384)	(218)
Accumulated Other Comprehensive Income — Unrealized Gain on Investment Securities Available for Sale, Net of Income Taxes of $1,423 as of June 30, 2009 and $473 as of December 31, 2008	1,951	544
Retained Deficit	(42,485)	(15,754)
Less Treasury Stock, at Cost; 4,632,500 Shares as of June 30, 2009 and December 31, 2008	(70,012)	(70,012)

Total Stockholders’ Equity	239,126	263,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,870,851	$3,875,816

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$44,718	$55,905	$89,803	$116,503
Taxable Interest on Investment Securities	1,381	2,579	2,733	5,695
Tax-Exempt Interest on Investment Securities	621	662	1,264	1,421
Dividends on Federal Home Loan Bank Stock	—	310	—	548
Dividends on Federal Reserve Bank Stock	153	176	306	352
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	112	31	194	114
Interest on Term Federal Funds Sold	695	—	1,395	—

Total Interest and Dividend Income	47,680	59,663	95,695	124,633

INTEREST EXPENSE:
Interest on Deposits	22,686	20,487	45,471	45,334
Interest on Federal Home Loan Bank Advances	1,010	3,929	2,122	8,082
Interest on Other Borrowings	2	15	2	339
Interest on Junior Subordinated Debentures	846	1,164	1,834	2,613

Total Interest Expense	24,544	25,595	49,429	56,368

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	23,136	34,068	46,266	68,265
Provision for Credit Losses	23,934	19,229	69,887	37,050

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	(798)	14,839	(23,621)	31,215

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,442	4,539	8,757	9,256
Insurance Commissions	1,185	1,384	2,367	2,699
Remittance Fees	545	539	1,068	1,044
Trade Finance Fees	499	825	1,005	1,690
Other Service Charges and Fees	467	703	950	1,419
Bank-Owned Life Insurance Income	227	234	461	474
Gain on Sales of Investment Securities	1	—	1,277	618
Loss on Sales of Investment Securities	—	—	(109)	—
Net Gain on Sales of Loans	—	552	2	765
Other Operating Income (Loss)	(695)	876	(727)	1,452

Total Non-Interest Income	6,671	9,652	15,051	19,417

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	8,508	11,301	16,011	22,581
Occupancy and Equipment	2,788	2,792	5,672	5,574
Deposit Insurance Premiums and Regulatory Assessments	3,929	758	5,419	1,318
Data Processing	1,547	1,698	3,083	3,232
Other Real Estate Owned Expense	1,502	—	1,645	139
Professional Fees	890	995	1,506	1,980
Loan-Related Expense	1,217	240	1,398	399
Advertising and Promotion	624	888	1,193	1,700
Supplies and Communication	599	623	1,169	1,327
Amortization of Other Intangible Assets	406	502	835	1,026
Other Operating Expenses	2,686	2,253	5,017	4,362
Impairment Loss on Goodwill	—	107,393	—	107,393

Total Non-Interest Expense	24,696	129,443	42,948	151,031

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(18,823)	(104,952)	(51,518)	(100,399)
Provision (Benefit) for Income Taxes	(9,288)	595	(24,787)	2,227

NET LOSS	$(9,535)	$(105,547)	$(26,731)	$(102,626)

LOSS PER SHARE:
Basic	$(0.21)	$(2.30)	$(0.58)	$(2.24)
Diluted	$(0.21)	$(2.30)	$(0.58)	$(2.24)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,924,767	45,881,549	45,907,998	45,861,963
Diluted	45,924,767	45,881,549	45,907,998	45,861,963
DIVIDENDS DECLARED PER SHARE	$—	$0.03	$—	$0.09
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
(In Thousands; Except Share Data)

	Common Stock - Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other	Retained	Treasury	Total
		Treasury		Common	Paid-In	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity

BALANCE AS OF JANUARY 1, 2008	50,493,441	(4,632,500)	45,860,941	$50	$348,073	$(245)	$275	$92,415	$(70,012)	$370,556

Cumulative-Effect Adjustment from the Adoption of EITF Issue No. 06-4	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	482	25	—	—	—	507
Cash Dividends	—	—	—	—	—	—	—	(3,991)	—	(3,991)

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(102,626)	—	(102,626)
Change in Unrealized Gain (Loss) on Investment Securities Available for Sale, Net of Income Taxes	—	—	—	—	—	—	(941)	—	—	(941)

Total Comprehensive Loss										(103,567)

BALANCE AS OF JUNE 30, 2008	50,533,049	(4,632,500)	45,900,549	$51	$348,777	$(220)	$(666)	$(16,425)	$(70,012)	$261,505

BALANCE AS OF JANUARY 1, 2009	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

Shares Issued for Business Acquisitions	39,418	—	39,418	—	46	—	—	—	—	46
Share-Based Compensation Expense	—	—	—	—	460	29	—	—	—	489
Restricted Stock Awards	190,000	—	190,000	—	259	(259)	—	—	—	—
Forfeiture of Restricted Stock Award	(4,000)	—	(4,000)	—	(64)	64	—	—	—	—

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(26,731)	—	(26,731)
Change in Unrealized Gain on Investment Securities Available for Sale, Net of Income Taxes	—	—	—	—	—	—	1,407	—	—	1,407

Total Comprehensive Loss										(25,324)

BALANCE AS OF JUNE 30, 2009	50,763,467	(4,632,500)	46,130,967	$51	$350,005	$(384)	$1,951	$(42,485)	$(70,012)	$239,126

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(26,731)	$(102,626)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,329	1,477
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	(957)	75
Amortization of Other Intangible Assets	835	1,026
Amortization of Servicing Assets	421	(700)
Share-Based Compensation Expense	489	507
Provision for Credit Losses	69,887	37,050
Federal Home Loan Bank Stock Dividends	—	(820)
Net Gain on Sales of Investment Securities	(1,168)	(618)
Net Gain on Sales of Loans	(2)	(765)
Loss on Sales of Other Real Estate Owned	324	132
Provision for Valuation Allowance on Other Real Estate Owned	1,001	—
Impairment Loss on Goodwill	—	107,393
Origination of Loans Held for Sale	(199)	(26,095)
Net Proceeds from Sales of Loans Held for Sale	3,354	24,037
Decrease in Accrued Interest Receivable	229	4,256
(Increase) Decrease in Servicing Asset	(74)	708
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(461)	(473)
Increase in Other Assets	(16,497)	(4,909)
Increase (Decrease) in Accrued Interest Payable	13,320	(5,245)
Increase (Decrease) in Other Liabilities	390	(2,778)

Net Cash Provided By Operating Activities	45,490	31,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	175	282
Proceeds from Matured or Called Investment Securities Available for Sale	38,494	87,814
Proceeds from Sales of Investment Securities Available for Sale	38,448	24,001
Proceeds from Sales of Other Real Estate Owned	215	155
Net Decrease (Increase) in Loans Receivable	130,866	(80,865)
Purchases of Federal Home Loan Bank Stock	—	(7,113)
Purchases of Investment Securities Available for Sale	(93,511)	(25,345)
Purchases of Premises and Equipment	(883)	(1,480)

Net Cash Provided By (Used in) Investing Activities	113,804	(2,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	217,843	(40,139)
Cash Paid to Repurchase Stock Options	—	(70)
Cash Dividends Paid	—	(3,991)
Proceeds from Long-Term Federal Home Loan Bank Advances	—	150,000
Repayment of Long-Term Federal Home Loan Bank Advances	(107,061)	(231)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(102,438)	(136,826)

Net Cash Provided By (Used In) Financing Activities	8,344	(31,257)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,638	(2,176)
Cash and Cash Equivalents at Beginning of Period	215,188	122,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$382,826	$120,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$36,109	$65,717
Income Taxes Paid	$—	$11,278
Non-Cash Activities:
Stock Issued for Business Acquisition	$46	$293
Transfer of Loans to Other Real Estate Owned	$34,735	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2009, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report on Form 10-K”).
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
     Management has evaluated subsequent events through August 17, 2009, the date of issuance of the financial data included herein. Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2008 Annual Report on Form 10-K. Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.
NOTE 2 — LIQUIDITY
     Statement of Position No. 94-6, “Disclosure of Certain Significant Risks and Uncertainties,” requires reporting entities to disclose information about the nature of their operations and vulnerabilities due to certain concentrations. Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.
Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets through December 31, 2009 to meet its operating cash needs. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has also elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of June 30, 2009, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $3.5 million, up from $2.2 million as of December 31, 2008.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 2 — LIQUIDITY (Continued)
Hanmi Bank
     Management believes that Hanmi Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. For the past six months, the Bank launched two deposit campaigns to increase new deposits and reduce its reliance on wholesale funding to an optimum level. Through the first deposit campaign promoted from December 2008 and early part of March 2009, the Bank achieved the objectives of maintaining strong liquidity and reducing its reliance on wholesale funds. The second deposit campaign, which started in June 2009, has been undertaken to specifically increase new core deposits and recapture time deposits raised from the first deposit promotion. A significant portion of the time deposits was successfully recaptured with a new money market product in June 2009. As a result, total deposits increased by $217.8 million from $3.07 billion as of December 31, 2008 to $3.29 billion as of June 30, 2009. The Bank’s wholesale funds, consisting of FHLB advances and brokered deposits, decreased $610.4 million to $686.0 million at June 30, 2009 from $1.30 billion at December 31, 2008.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 20 percent of its total assets. As of June 30, 2009, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $571.5 million and $359.0 million, respectively. The Bank’s FHLB borrowings as of June 30, 2009 totaled $211.0 million, representing 5.5 percent of total assets. As of August 5, 2009, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $524.9 million and $312.7 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $527.0 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $958.2 million, and had no borrowings as of June 30, 2009. On July 10, 2009, due to a deterioration in the Bank’s risk profile, the Borrower in Custody Program in which the Bank has participated changed from the primary credit program to the secondary credit program, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate. As of August 5, 2009, the Bank had $322.3 million available for use through the Fed Discount Window, as the Bank pledged loans with a carrying value of $586.1 million, and there were no borrowings. To maintain a cushion of extra liquidity, the Bank will continue to participate in the Federal Deposit Insurance Corporation (“FDIC”) Debt Guarantee Program, enabling the Bank to issue up to two percent of its liabilities in senior unsecured debt by October 31, 2009.
     Current market conditions have limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. In the event that the Bank’s capital category for regulatory capital purposes is deemed to be less than “well capitalized,” the Bank would need regulatory consent before accepting or renewing brokered deposits. As the Bank’s regulators have advised the Bank not to increase its risk profile, it is required to obtain regulatory consent before accepting or renewing brokered deposits. Over the next 12 months, approximately $2.2 billion of time deposits will mature. There can be no assurances that the Bank will be able to replace these time deposits with other deposits. Such events could have a material adverse effect on the Bank’s results of operations and financial condition. However, if the Bank is unable to replace these maturing deposits with new deposits, the Bank believes that it has adequate liquidity resources to fund this need with its secured funding outlets with the FHLB and Fed Discount Window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
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
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. This FSP, which is effective for interim and annual reporting periods ending after June 15, 2009, does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted FSP No. FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of this guidance did not have a material effect on our financial condition or results of operations.
     In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP FAS 157-4 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as providing disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods. This FSP, which is effective for interim and annual reporting periods ending after June 15, 2009, does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted FSP No. FAS 157-4 in the second quarter of 2009. The adoption of this FSP resulted in additional disclosures that are presented in “Note 4 — Investment Securities.”

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends current other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. This FSP does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This FSP also extends disclosure requirements about debt and equity securities to interim reporting periods. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We adopted FSP Nos. FAS 115-2 and FAS 124-2 in the second quarter of 2009 and it had no impact on our financial condition or results of operations.
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
     We used the following methods and significant assumptions to estimate fair value:
     Investment Securities Available for Sale — The fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 investment securities include those traded on an active exchange such as the New York Stock Exchange, as well as other U.S. government and agency debentures that are traded by dealers or brokers in active over-the-counter markets. Level 2 investment securities include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, asset-backed securities and corporate debt securities. Securities classified as Level 3 investment securities are preferred stocks that are not traded in market.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
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
     Other Real Estate Owned — Other real estate owned is measured at fair value less selling costs. Fair value was determined based on third-party appraisals of fair value in an orderly sale. Selling costs were based on standard market factors. We classify other real estate owned as Level 2 and subject to non-recurring fair value adjustments.
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
     Other Intangible Assets — Other intangible assets consists of a core deposit intangible and acquired intangible assets arising from acquisitions, including non-compete agreements, trade names, carrier relationships and client/insured relationships. The valuation of other intangible assets is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We test our other intangible assets annually for impairment, or when indications of potential impairment exist. Fair value measurements of other intangible assets use significant unobservable inputs. As such, we classify them as Level 3 and subject to non-recurring fair value adjustments.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     As of June 30, 2009, assets and liabilities measured at fair value on a recurring basis are as follows:

		Level 2
		Significant
	Level 1	Observable
	Quoted Prices in	Inputs With No	Level 3
	Active Markets	Active Market	Significant	Balance as of
	for Identical	With Identical	Unobservable	June 30,
	Assets	Characteristics	Inputs	2009
	(In Thousands)
ASSETS:
Investment Securities Available for Sale:
Mortgage-Backed Securities	$—	$84,707	$—	$84,707
Municipal Bonds	—	58,152	—	58,152
U.S. Government Agency Securities	37,968	—	—	37,968
Collateralized Mortgage Obligations	—	18,497	—	18,497
Other Securities	—	7,130	1,571	8,701
Asset-Backed Securities	—	8,516	—	8,516
Equity Securities	992	—	—	992
Corporate Bonds	—	404	—	404

Total Investment Securities Available for Sale	$38,960	$177,406	$1,571	$217,937

Servicing Assets	$—	$—	$3,444	$3,444

LIABILITIES:
Servicing Liabilities	$—	$—	$(222)	$(222)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains (Losses)		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	April 1,	Issuances and	Gains (Losses)	Comprehensive	In and/or Out	June 30,
	2009	Settlements	in Earnings	Income	of Level 3	2009
	(In Thousands)
ASSETS:
Investment Securities Available for Sale: Other Securities	$1,416	$—	$—	$155	$—	$1,571
Servicing Assets	$3,630	$—	$(186)	$—	$—	$3,444

LIABILITIES:
Servicing Liabilities	$(232)	$—	$10	$—	$—	$(222)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains (Losses)		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains (Losses)	Comprehensive	In and/or Out	June 30,
	2009	Settlements	in Earnings	Income	of Level 3	2009
	(In Thousands)
ASSETS:
Investment Securities Available for Sale: Other Securities	$1,311	$—	$—	$260	$—	$1,571
Servicing Assets	$3,791	$74	$(421)	$—	$—	$3,444

LIABILITIES:
Servicing Liabilities	$(238)	$—	$16	$—	$—	$(222)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of June 30, 2009, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 2
		Significant
	Level 1	Observable
	Quoted Prices in	Inputs With No	Level 3
	Active Markets	Active Market	Significant	Balance as of
	for Identical	With Identical	Unobservable	June 30,
	Assets	Characteristics	Inputs	2009
	(In Thousands)
ASSETS:
Loans Held for Sale	$—	$34,257	$—	$34,257
Impaired Loans	$—	$45,088	$—	$45,088
Other Real Estate Owned	$—	$34,018	$—	$34,018
Other Intangible Assets	$—	$—	$4,115	$4,115
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Carrying	Estimated	Estimated
	or Contract	Fair	or Contract	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$382,826	$382,826	$215,188	$215,188
Investment Securities Held to Maturity	886	887	910	910
Investment Securities Available for Sale	217,937	217,937	196,966	196,966
Loans Receivable, Net of Allowance for Loan Losses	3,018,422	2,923,248	3,251,311	3,246,955
Accrued Interest Receivable	12,118	12,118	12,347	12,347
Investment in Federal Home Loan Bank Stock	30,697	30,697	30,697	30,697
Investment in Federal Reserve Bank Stock	10,053	10,053	10,228	10,228

Financial Liabilities:
Noninterest-Bearing Deposits	547,737	547,737	536,944	536,944
Interest-Bearing Deposits	2,740,186	2,751,276	2,533,136	2,538,394
Borrowings	295,890	299,346	505,389	506,429
Accrued Interest Payable	31,859	31,859	18,539	18,539

Off-Balance Sheet Items:
Commitments to Extend Credit	349,643	367	386,785	384
Standby Letters of Credit	41,884	127	47,289	194
     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are as follows:
     Cash and Cash Equivalents — The carrying amounts approximate fair value due to the short-term nature of these instruments.
     Investment Securities — The fair value of investment securities was generally obtained from market bids for similar or identical securities or obtained from independent securities brokers or dealers.
     Loans Receivable, Net of Allowance for Loan Losses — Fair values were estimated by loan portfolio and were based on discounted cash flows utilizing discount rates that approximate the pricing of similar loans and anticipated repayment schedules. The fair value of non-performing loans at June 30, 2009 and December 31, 2008 was not estimated because it was not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of the allowance for loan losses. Loans held for sale were excluded.
     Accrued Interest Receivable — The carrying amount of accrued interest receivable approximates its fair value.
     Investment in Federal Home Loan Bank Stock and Investment in Federal Reserve Bank Stock — The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     Borrowings — Borrowings consist of Federal Home Loan Bank advances, junior subordinated debentures and other borrowings. Discounted cash flows have been used to value borrowings.
     Accrued Interest Payable — The carrying amount of accrued interest payable approximates its fair value.
     Commitments to Extend Credit and Standby Letters of Credit — The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.
NOTE 4 — INVESTMENT SECURITIES
     The following is a summary of investment securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In Thousands)
June 30, 2009:
Municipal Bonds	$695	$—	$—	$695
Mortgage-Backed Securities (1)	191	1	—	192

	$886	$1	$—	$887

December 31, 2008:
Municipal Bonds	$695	$—	$—	$695
Mortgage-Backed Securities (1)	215	—	—	215

	$910	$—	$—	$910

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     The following is a summary of investment securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In Thousands)
June 30, 2009:
Mortgage-Backed Securities (1)	$83,825	$1,116	$234	$84,707
Municipal Bonds	56,712	1,511	71	58,152
U.S. Government Agency Securities	38,324	49	405	37,968
Collateralized Mortgage Obligations (2)	18,186	313	2	18,497
Other Securities	8,130	645	74	8,701
Asset-Backed Securities	8,502	49	35	8,516
Equity Securities	511	481	—	992
Corporate Bond (3)	364	40	—	404

	$214,554	$4,204	$821	$217,937

December 31, 2008:
Mortgage-Backed Securities (1)	$77,515	$1,536	$191	$78,860
Municipal Bonds	58,987	413	1,087	58,313
U.S. Government Agency Securities	17,580	120	—	17,700
Collateralized Mortgage Obligations (2)	36,204	137	179	36,162
Other Securities	4,684	386	112	4,958
Equity Securities	511	293	—	804
Corporate Bond (3)	355	—	186	169

	$195,836	$2,885	$1,755	$196,966

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities, except for two private-label securities held as of December 31, 2008 with an unrealized loss totaling $42,000. The two private-label securities were sold during the three months ended March 31, 2009.

(3)	Balances presented for amortized cost, representing one corporate bond, were net of an OTTI charge of $2.4 million, which was related to a credit loss, as of June 30, 2009 and December 31, 2008. Therefore, the adoption of FSP Nos. FAS 115-2 and FAS 124-2 did not require a reclassification for the non-credit portion of previously recognized OTTI from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.
     The amortized cost and estimated fair value of investment securities as of June 30, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
Within One Year	$9,562	$10,190	$—	$—
Over One Year Through Five Years	2,540	2,645	—	—
Over Five Years Through Ten Years	29,978	29,961	695	695
Over Ten Years	69,952	70,945	—	—
Mortgage-Backed Securities	83,825	84,707	191	192
Collateralized Mortgage Obligations	18,186	18,497	—	—
Equity Securities	511	992	—	—

	$214,554	$217,937	$886	$887

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     We perform periodic reviews for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FSP Nos. FAS 115-1 and FSP No. FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” FSP Nos. FAS 115-2 and FAS 124-2, and Staff Accounting Bulletin No. 59.
     Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2009 and December 31, 2008:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment	Gross		Number	Gross		Number	Gross		Number
Securities	Unrealized	Estimated	of	Unrealized	Estimated	of	Unrealized	Estimated	of
Available for Sale	Losses	Fair Value	Securities	Losses	Fair Value	Securities	Losses	Fair Value	Securities
					(Dollars in Thousands)
June 30, 2009:
Mortgage-Backed Securities	$232	$25,485	11	$2	$821	2	$234	$26,306	13
Municipal Bonds	3	899	2	68	3,881	9	71	4,780	11
U.S. Government Agency Securities	405	29,589	5	—	—	—	405	29,589	5
Collateralized Mortgage Obligations	2	2,572	1	—	—	—	2	2,572	1
Asset-Backed Securities	35	5,600	1	—	—	—	35	5,600	1
Other Securities	—	—	—	74	2,926	3	74	2,926	3

	$677	$64,145	20	$144	$7,628	14	$821	$71,773	34

December 31, 2008:
Mortgage-Backed Securities	$158	$10,631	42	$33	$5,277	4	$191	$15,908	46
Municipal Bonds	968	35,614	66	119	1,749	4	1,087	37,363	70
Collateralized Mortgage Obligations	36	4,569	4	143	5,903	4	179	10,472	8
Other Securities	72	929	1	40	1,960	2	112	2,889	3
Corporate Bond	186	169	1	—	—	—	186	169	1

	$1,420	$51,912	114	$335	$14,889	14	$1,755	$66,801	128

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2009 and December 31, 2008 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2009. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FSP Nos. FAS 115-2 and FAS 124-2 change the requirements for recognizing OTTI losses for debt securities. FSP Nos. FAS 115-2 and FAS 124-2 require an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2009 and December 31, 2008 are not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2009 and December 31, 2008 are warranted.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     Investment securities available for sale with carrying values of $137.5 million and $123.6 million as of June 30, 2009 and December 31, 2008, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
     Realized gains and losses on sales of investment securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$1	$—	$1,277	$618
Gross Realized Losses on Sales of Investment Securities	—	—	(109)	—

Net Realized Gains on Sales of Investment Securities	$1	$—	$1,168	$618

     For the three months ended June 30, 2009, $226,000 ($131,000, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income. For the three months ended June 30, 2008, $2.4 million ($1.4 million, net of income taxes) of net unrealized losses arose during the period and was included in comprehensive income. For the six months ended June 30, 2009, $3.2 million ($1.9 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and $975,000 ($565,000, net of income taxes) of previously net unrealized gains were realized in earnings. For the six months ended June 30, 2008, $315,000 ($183,000, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and $469,000 ($272,000, net of income taxes) of previously net unrealized gains were realized in earnings.
NOTE 5 — LOANS
Loans Receivable
     Loans receivable consisted of the following as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(In Thousands)
Real Estate Loans:
Commercial Property	$892,568	$908,970
Construction	159,091	178,783
Residential Property	85,736	92,361

Total Real Estate Loans	1,137,395	1,180,114

Commercial and Industrial Loans:
Commercial Term Loans	1,532,251	1,611,449
Commercial Lines of Credit	161,542	214,699
SBA Loans	140,274	140,989
International Loans	77,492	95,185

Total Commercial and Industrial Loans	1,911,559	2,062,322

Consumer Loans	76,098	83,525

Total Gross Loans	3,125,052	3,325,961
Deferred Loan Fees	(1,362)	(1,260)
Allowance for Loan Losses	(105,268)	(70,986)

Loans Receivable, Net	$3,018,422	$3,253,715

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 5 — LOANS (Continued)
     Accrued interest on loans receivable amounted to $11.0 million and $11.8 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, loans receivable totaling $2.02 billion and $2.84 billion, respectively, were pledged to secure Federal Home Loan Bank advances and the Federal Reserve Bank’s Federal Discount Window.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the			As of and for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2009	2009	2008	2009	2008
			(In Thousands)

Allowance for Loan Losses:
Balance at Beginning of Period	$104,943	$70,986	$52,986	$70,986	$43,611

Actual Charge-Offs	(24,332)	(12,516)	(8,656)	(36,848)	(16,508)
Recoveries on Loans Previously Charged Off	735	703	436	1,438	991

Net Loan Charge-Offs	(23,597)	(11,813)	(8,220)	(35,410)	(15,517)

Provision Charged to Operating Expenses	23,922	45,770	18,211	69,692	34,883

Balance at End of Period	$105,268	$104,943	$62,977	$105,268	$62,977

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$4,279	$4,096	$2,914	$4,096	$1,765
Provision Charged to Operating Expenses	12	183	1,018	195	2,167

Balance at End of Period	$4,291	$4,279	$3,932	$4,291	$3,932

Impaired Loans
     The following table provides information on impaired loans as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(In Thousands)
Recorded Investment With Related Allowance	$122,242	$71,448
Recorded Investment With No Related Allowance	65,597	49,945
Allowance on Impaired Loans	(20,279)	(18,157)

Net Recorded Investment in Impaired Loans	$167,560	$103,236

     The average recorded investment in impaired loans was $209.0 million and $95.6 million for the six months ended June 30, 2009 and 2008, respectively.
     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$6,653	$4,433	$11,830	$6,400
Less: Interest Income Recognized on Impaired Loans	(3,604)	(631)	(5,259)	(879)

Interest Foregone on Impaired Loans	$3,049	$3,802	$6,571	$5,521

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 5 — LOANS (Continued)
     There were no commitments to lend additional funds to borrowers whose loans are included above.
Non-Performing Assets
     The following table details non-performing assets as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(In Thousands)

Non-Accrual Loans	$167,255	$120,823
Loans 90 Days or More Past Due and Still Accruing	41	1,075

Total Non-Performing Loans	167,296	121,898
Other Real Estate Owned, Net	34,018	823

Total Non-Performing Assets	$201,314	$122,721

Troubled Debt Restructurings on Accrual Status	$55,694	$—

     Loans on non-accrual status totaled $167.3 million and $120.8 million as of June 30, 2009 and December 31, 2008, respectively. Loans past due 90 days or more and still accruing interest totaled $41,000 and $1.1 million as of June 30, 2009 and December 31, 2008, respectively.
     As of June 30, 2009, other real estate owned consisted of 12 properties with a combined net carrying value of $34.0 million. During the six months ended June 30, 2009, 11 properties, with a carrying value of $34.7 million, were transferred from loans receivable to other real estate owned. As of December 31, 2008, other real estate owned consisted of three properties with a combined net carrying value of $823,000.
     During the six months ended June 30, 2009, we restructured monthly payments on 29 loans, with a net carrying value of $63.6 million, through temporary interest rate reductions of six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. In addition, we determined that these restructured loans are well secured. As of June 30, 2009, troubled debt restructurings on accrual status totaled $55.7 million, all of which were temporary interest rate reductions, and a $316,000 impairment allowance relating to these loans was included in the allowance for loan losses. As of December 31, 2008, there were no troubled debt restructurings on accrual status.
NOTE 6 — SHARE-BASED COMPENSATION
Share-Based Compensation Expense
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In Thousands)

Share-Based Compensation Expense	$247	$220	$489	$507
Related Tax Benefits	$104	$93	$206	$213

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 6 — SHARE-BASED COMPENSATION (Continued)
Unrecognized Share-Based Compensation Expense
     As of June 30, 2009, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)

Stock Option Awards	$1,204	2.3 years
Restricted Stock Awards	384	4.4 years

Total Unrecognized Share-Based Compensation Expense	$1,588	2.8 years

Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended June 30, 2009:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)

Options Outstanding at Beginning of Period	1,186,822	$13.84	6.0 years	$—

Options Granted	250,000	$1.37	9.8 years
Options Expired	(67,305)	$15.30	5.7 years
Options Forfeited	(13,600)	$20.14	7.1 years

Options Outstanding at End of Period	1,355,917	$11.41	6.5 years	$96 (1)

Options Exercisable at End of Period	820,406	$13.34	5.0 years	$—

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.75 as of June 30, 2009, over the exercise price, multiplied by the number of options.
     The table below provides stock option information for the six months ended June 30, 2009:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)

Options Outstanding at Beginning of Period	1,323,467	$14.05	6.3 years	$—

Options Granted	250,000	$1.37	9.8 years
Options Expired	(138,350)	$15.20	5.5 years
Options Forfeited	(79,200)	$17.31	7.0 years

Options Outstanding at End of Period	1,355,917	$11.41	6.5 years	$96 (1)

Options Exercisable at End of Period	820,406	$13.34	5.0 years	$—

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.75 as of June 30, 2009, over the exercise price, multiplied by the number of options.
     There were no options exercised during the three and six months ended June 30, 2009 and 2008.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 6 — SHARE-BASED COMPENSATION (Continued)
Restricted Stock Awards
     The table below provides restricted stock award information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share

Restricted Stock at Beginning of Period	16,200	$10.25	20,200	$11.42

Restricted Stock Granted	190,000	$1.38	190,000	$1.38
Restricted Stock Forfeited	—	$—	(4,000)	$16.15

Restricted Stock at End of Period	206,200	$2.09	206,200	$2.09

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
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2009			2008
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Loss	Shares	Amount	Loss	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)

Three Months Ended June 30:
Basic EPS	$(9,535)	45,924,767	$(0.21)	$(105,547)	45,881,549	$(2.30)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	—	—

Diluted EPS	$(9,535)	45,924,767	$(0.21)	$(105,547)	45,881,549	$(2.30)

Six Months Ended June 30:
Basic EPS	$(26,731)	45,907,998	$(0.58)	$(102,626)	45,861,963	$(2.24)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	—	—

Diluted EPS	$(26,731)	45,907,998	$(0.58)	$(102,626)	45,861,963	$(2.24)

     For the three months ended June 30, 2009 and 2008, there were 1,562,117 and 1,365,382 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2009 and 2008, there were 1,562,117 and 1,222,286 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
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
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(In Thousands)

Commitments to Extend Credit	$349,643	$386,785
Standby Letters of Credit	41,884	47,289
Commercial Letters of Credit	27,773	29,177
Unused Credit Card Lines	22,727	16,912

Total Undisbursed Loan Commitments	$442,027	$480,163

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
NOTE 10 — REGULATORY MATTERS
Memorandum of Understanding
     On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the FRB and the California Department of Financial Institutions (the “DFI” and with the FRB, the “Regulators”) to address certain issues raised in the Bank’s regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 10 — REGULATORY MATTERS (Continued)
     As of June 30, 2009, the Bank had a Tier 1 leverage ratio of 8.01 percent and tangible stockholder’s equity to total tangible assets ratio of 8.11 percent. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.
     The Board and management are committed to addressing and resolving the issues raised in the memorandum of understanding on a timely basis. Since completion of the March 10, 2008 regulatory examination, actions have already been undertaken to address and resolve many of the issues raised by the memorandum of understanding.
     The liquidity contingency plan, earnings plan and updated strategic plan have been revised as part the Bank’s actions to comply with the memorandum of understanding. As previously reported, certain directors have retired from the Board and other directors have joined the Board, bringing broader and more diverse skill sets.
Capital Plan
     Separately, in accordance with its prior commitment to the FRB, Hanmi Financial has adopted a consolidated capital plan to augment and maintain a sufficient consolidated capital position. In addition, Hanmi Financial has agreed that it will not (i) declare or pay any dividends or make any payments on its junior subordinated debentures or any other capital distributions without the prior written consent of the FRB, and (ii) incur, increase or renew any existing debt or purchase, redeem or otherwise acquire any of its capital stock without the prior written consent of the FRB. In order to preserve its capital position, the Board of Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. Finally, Hanmi Financial has agreed to provide prior written notice and obtain the consent of the FRB prior to appointing any new directors or senior executive officers.
Government Programs
     On October 14, 2008, the U.S. Department of the Treasury (the “Treasury”) announced its intention to inject capital into nine large U.S. financial institutions under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions. The Treasury initially allocated $250 billion towards the TARP CPP. In December 2008, Hanmi Financial filed an application to participate in the TARP CPP for an investment of up to $105 million from the Federal Government.
     On June 1, 2009, Hanmi Financial withdrew its application to participate in the TARP CPP. The decision to withdraw the application was made in consultation with its primary federal regulator and after consideration of a number of other strategic factors relating to the utilization and deployment of these government funds. In particular, due to the deterioration in the U.S. economy following the initial announcement of the TARP CPP, we believe that opportunities to fund high-quality loans under terms that would be advantageous to the Bank are more limited. The combination of historically low interest rates on the one hand, and intense competition for deposits on the other, have further limited the Bank’s ability to increase its net interest margin. As a result, and as previously announced, we are focusing on asset quality rather than growth. In addition, the Board of Directors continually assesses the projected sources and uses of capital, as well as the various components of capital, including the costs, benefits and impact of participation in the TARP CPP, and the availability of alternative sources of capital. Such an assessment contributed to our decision to withdraw the application to participate in the TARP CPP.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 11 — SUBSEQUENT EVENTS
Possible Future Regulatory Actions
     The Bank is currently subject to a memorandum of understanding with the Regulators to address certain issues raised in the Bank’s regulatory examination by the DFI on March 10, 2008. The material terms of the memorandum of understanding are discussed in “Note 10 — Regulatory Matters.” As a result of recent discussions with the Bank’s regulatory authorities, we expect that the Bank will become subject to the issuance of a formal administrative action, which could take the form of a formal agreement or similar administrative action, primarily due to the high level of non-performing assets and the resulting impact on its financial condition. Any administrative action proposed by the FRB and DFI would be designed to remediate certain deficiencies noted by the Bank’s regulators. Administrative actions generally require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. We would expect that any administrative action would have performance metrics related to asset quality, commercial real estate concentration, profitability, regulatory capital levels, core funding that we would be required to satisfy within a prescribed period of time to comply with the order. The failure or inability to comply with the administrative action could subject the Bank and its directors to additional regulatory actions, could impact the Bank’s ability to continue as a going concern and could result in the forced disposition of the Bank. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.
Securities Purchase Agreement
     On June 12, 2009, and subsequently modified on July 31, 2009, we entered into a Securities Purchase Agreement by and between Hanmi Financial and Leading Investment & Securities Co., Ltd., a Korean securities broker-dealer (“LIS”), providing for the sale of 8,079,612 unregistered shares of Hanmi Financial common stock, par value $0.001 per share, to LIS at a purchase price of $1.37 per share (the “Acquisition”), resulting in gross proceeds of $11.1 million. The proceeds will be used to augment Hanmi Financial’s regulatory capital and for other general corporate purposes. The shares of common stock to be sold pursuant to the Securities Purchase Agreement are being offered and sold by us in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
     Pursuant to the terms of the Securities Purchase Agreement and the amendment of the Securities Purchase Agreement, LIS will accomplish the Acquisition through an initial purchase of 5,070,423 shares of Hanmi Financial common stock, representing up to 9.9 percent of the issued and outstanding shares of Hanmi Financial common stock after giving effect to the sale of such shares (the “Initial Acquisition”), and a subsequent purchase of 3,009,189 shares of Hanmi Financial common stock (the “Additional Acquisition”). Together, the Initial Acquisition and Additional Acquisition will represent up to 14.9 percent of the issued and outstanding shares of Hanmi Financial common stock after giving effect to the sale of such shares. The Initial Acquisition and the Additional Acquisition are expected to occur on or prior to September 30, 2009, subject to the satisfaction of customary closing conditions. There can be no assurance that this transaction will be consummated.
     In connection with the Acquisition, we also entered into a Registration Rights Agreement, dated June 12, 2009, by and between Hanmi Financial and LIS pursuant to which we have agreed to grant LIS certain demand registration rights with respect to the shares purchased in the Acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2009. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:
•	failure to maintain adequate levels of capital and liquidity to support our operations;

•	a significant number of our customers failing to perform under their loans and other terms of credit agreements;

•	the effect of regulatory orders we have entered into and potential future regulatory enforcement action against us or the Bank;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits;

•	sources of liquidity available to us and to the Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;

•	adverse changes in domestic or global financial markets, economic conditions or business conditions or the effects of pandemic flu;

•	regulatory restrictions on the Bank’s ability to pay dividends to us and on our ability to make payments on Hanmi Financial obligations;

•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	failure to retain our key employees;

•	failure to maintain our status as a financial holding company;

•	adequacy of our allowance for loan losses;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	failure to manage our future growth or successfully integrate acquisitions;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in the financial markets that may result in other-than-temporary impairment charges relating to our securities portfolio;

•	competition in our primary market areas;

•	demographic changes in our primary market areas; and

•	significant government regulations, legislation and potential changes thereto.

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

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,282,152	$3,317,061	$3,315,434	$3,310,101
Average Investment Securities	$179,129	$296,790	$180,698	$319,457
Average Interest-Earning Assets	$3,786,788	$3,657,676	$3,796,434	$3,673,663
Average Total Assets	$3,897,158	$3,920,796	$3,922,648	$3,944,199
Average Deposits	$3,223,309	$2,882,506	$3,212,728	$2,938,910
Average Borrowings	$386,477	$621,239	$413,117	$587,189
Average Interest-Bearing Liabilities	$3,083,774	$2,851,021	$3,099,465	$2,874,115
Average Stockholders’ Equity	$240,207	$377,096	$252,658	$378,030
Average Tangible Equity (2)	$235,850	$264,710	$248,092	$264,943
PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(0.21)	$(2.30)	$(0.58)	$(2.24)
Earnings (Loss) Per Share — Diluted	$(0.21)	$(2.30)	$(0.58)	$(2.24)
Common Shares Outstanding	46,130,967	45,900,549	46,130,967	45,900,549
Book Value Per Share (3)	$5.18	$5.70	$5.18	$5.70
Tangible Book Value Per Share (4)	$5.09	$5.57	$5.09	$5.57
Cash Dividends Per Share	$—	$0.03	$—	$0.09
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	(0.98%)	(10.83%)	(1.37%)	(5.23%)
Return on Average Stockholders’ Equity (5) (7)	(15.92%)	(112.57%)	(21.34%)	(54.59%)
Return on Average Tangible Equity (5) (8)	(16.22%)	(160.37%)	(21.73%)	(77.90%)
Efficiency Ratio (9)	82.85%	296.07%	70.04%	172.25%
Net Interest Spread (10)	1.90%	2.99%	1.90%	2.92%
Net Interest Margin (11)	2.49%	3.79%	2.49%	3.78%
Dividend Payout Ratio (12)	—	(1.30%)	—	(4.03%)
Average Stockholders’ Equity to Average Total Assets	6.16%	9.62%	6.44%	9.58%
SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial	10.72%	10.66%
Hanmi Bank	10.70%	10.64%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	9.43%	9.40%
Hanmi Bank	9.42%	9.39%
Tier 1 Leverage Ratio:
Hanmi Financial	8.02%	8.61%
Hanmi Bank	8.01%	8.60%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	5.30%	3.34%	5.30%	3.34%
Non-Performing Assets to Total Assets (15)	5.20%	2.92%	5.20%	2.92%
Net Loan Charge-Offs to Average Total Gross Loans (16)	2.88%	1.00%	2.15%	0.94%
Allowance for Loan Losses to Total Gross Loans	3.33%	1.88%	3.33%	1.88%
Allowance for Loan Losses to Non-Performing Loans	62.92%	56.14%	62.92%	56.14%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average other intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net loss.

(6)	Net loss divided by average total assets.

(7)	Net loss divided by average stockholders’ equity.

(8)	Net loss divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(11)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(12)	Cash dividends per share times common shares outstanding divided by net loss.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Dollars in Thousands)

Average Stockholders’ Equity	$240,207	$377,096	$252,658	$378,030
Less Average Goodwill and Average Other Intangible Assets	(4,357)	(112,386)	(4,566)	(113,087)

Average Tangible Equity	$235,850	$264,710	$248,092	$264,943

Return on Average Stockholders’ Equity	(15.92%)	(112.57%)	(21.34%)	(54.59%)
Effect of Average Goodwill and Average Other Intangible Assets	(0.30%)	(47.80%)	(0.39%)	(23.31%)

Return on Average Tangible Equity	(16.22%)	(160.37%)	(21.73%)	(77.90%)

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	June 30,
	2009	2008
	(Dollars in Thousands,
	Except Per Share Data)

Total Stockholders’ Equity	$239,126	$261,505
Less Goodwill and Other Intangible Assets	(4,115)	(5,882)

Tangible Equity	$235,011	$255,623

Book Value Per Share	$5.18	$5.70
Effect of Goodwill and Other Intangible Assets	(0.09)	(0.13)

Tangible Book Value Per Share	$5.09	$5.57

EXECUTIVE OVERVIEW
     The focus of our business has been on commercial and real estate lending for small to medium size businesses. As of June 30, 2009, we maintained a branch network of 27 full-service branch offices in California and two loan production offices in Virginia and Washington.
     Since the second half of 2007, the economic conditions in the markets in which our borrowers operate have continued to deteriorate and the levels of loan delinquency and defaults that we experienced have been substantially higher than historical levels. As a result, we have made substantial provisions for credit losses in 2007, 2008 and the first six months of 2009, which have adversely affected our earnings. We believe that our results of operations will continue to be adversely affected if economic conditions, particularly in California, continue to deteriorate. During the first quarter of 2009, we engaged an independent third party to conduct a review of our loan portfolio to ensure our loan grading was adequate.
     A continuing concern in the banking industry is liquidity. Our utilization of wholesale funds during the fourth quarter of 2008 improved our liquidity, and our strategic priority in 2009 has been to replace such wholesale funds with customer deposits. As part of this strategy, the Bank introduced a time deposit product with innovative features from December 2008 to early part of March 2009. This deposit campaign was successful as we not only replaced matured wholesale funds with the time deposits, but also have been an active seller in the fed funds market. In the second quarter, we launched a new deposit campaign specifically focusing on core deposits, such as money market accounts, as we plan to bring in new core deposits and recapture maturing time deposits with competitive core-deposit products. Thanks to the deposit campaigns, total deposits increased by $217.8 million, or 7.1 percent, to $3.29 billion as of June 30, 2009, compared to $3.07 billion as of December 31, 2008, whereas brokered deposits and FHLB advances reduced to $475.0 million and $211.0 million, respectively, compared to $874.2 million and $422.2 million, respectively, as of December 31, 2008.
     Total assets were $3.87 billion as of June 30, 2009, compared to $3.88 billion as of December 31, 2008, and total gross loans were $3.16 billion as of June 30, 2009, compared to $3.36 billion as of December 31, 2008. The decrease in total gross loans as of June 30, 2009, compared to December 31, 2008 is the result of the de-leveraging strategy implemented in 2009 by focusing on asset quality over growth to successfully mitigate the historic economic downturn we are experiencing.
     Sufficient capital is another continuing thesis in the banking industry. In light of the ever-deepening recession and its possible effect on our customers, we continuously monitor the capital markets and review alternatives for additional capital to provide a sufficient cushion should that be necessary. The de-leveraging strategy we are pursuing will help our effort to preserve such cushion in our capital in a passive manner. We have also actively searched for alternative ways to improve our capital position. As a result, on June 12, 2009, and subsequently modified on July 31, 2009, we entered into a Securities Purchase Agreement by and between Hanmi Financial and LIS, providing for the sale of 8,079,612 unregistered shares of Hanmi Financial common stock, par value $0.001 per share, to LIS at a purchase price of $1.37 per share, resulting in gross proceeds of $11.1 million, which is expected to occur on or prior to September 30, 2009, subject to the satisfaction of customary closing conditions. There can be no assurance that this transaction will be consummated.

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
     Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2009			June 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)

ASSETS

Interest-Earning Assets:
Gross Loans, Net (1)	$3,282,152	$44,718	5.46%	$3,317,061	$55,905	6.78%
Municipal Securities (2)	59,222	956	6.46%	63,177	1,018	6.45%
Obligations of Other U.S. Government Agencies	13,177	144	4.37%	84,088	884	4.21%
Other Debt Securities	106,730	1,226	4.59%	149,525	1,694	4.53%
Equity Securities (5)	41,532	153	1.47%	38,031	486	5.11%
Federal Funds Sold and Securities Purchased Under Resale Agreements	135,362	112	0.33%	5,621	31	2.21%
Term Federal Funds Sold	147,692	695	1.88%	—	—	—
Interest-Earning Deposits	921	11	4.78%	173	1	2.31%

Total Interest-Earning Assets (2)	3,786,788	48,015	5.09%	3,657,676	60,019	6.60%

Noninterest-Earning Assets:
Cash and Cash Equivalents	78,781			85,600
Allowance for Loan Losses	(115,116)			(52,685)
Other Assets	146,705			230,205

Total Noninterest-Earning Assets	110,370			263,120

TOTAL ASSETS	$3,897,158			$3,920,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$84,588	527	2.50%	$91,803	527	2.31%
Money Market Checking and NOW Accounts	319,319	1,426	1.79%	718,257	5,707	3.20%
Time Deposits of $100,000 or More	1,313,683	12,108	3.70%	1,098,990	11,040	4.04%
Other Time Deposits	979,707	8,625	3.53%	320,732	3,213	4.03%
Federal Home Loan Bank Advances	302,220	1,010	1.34%	536,412	3,929	2.95%
Other Borrowings	1,851	2	0.43%	2,421	15	2.49%
Junior Subordinated Debentures	82,406	846	4.12%	82,406	1,164	5.68%

Total Interest-Bearing Liabilities	3,083,774	24,544	3.19%	2,851,021	25,595	3.61%

Noninterest-Bearing Liabilities:
Demand Deposits	526,012			652,724
Other Liabilities	47,165			39,955

Total Noninterest-Bearing Liabilities	573,177			692,679

Total Liabilities	3,656,951			3,543,700
Stockholders’ Equity	240,207			377,096

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,897,158			$3,920,796

NET INTEREST INCOME		$23,471			$34,424

NET INTEREST SPREAD (2) (3)			1.90%			2.99%

NET INTEREST MARGIN (2) (4)			2.49%			3.79%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $504,000 and $851,000 for the three months ended June 30, 2009 and 2008, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and investment in Federal Reserve Bank stock. Beginning with the first quarter of 2009, the Federal Home Loan Bank ceased paying dividends.
     The table below shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes were allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three Months Ended June 30, 2009 vs.
	Three Months Ended June 30, 2008
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)

Interest and Dividend Income:
Gross Loans, Net	$(576)	$(10,611)	$(11,187)
Municipal Securities	(64)	2	(62)
Obligations of Other U.S. Government Agencies	(774)	34	(740)
Other Debt Securities	(492)	24	(468)
Equity Securities	41	(374)	(333)
Federal Funds Sold and Securities Purchased Under Resale Agreements	128	(47)	81
Term Federal Funds Sold	695	—	695
Interest-Earning Deposits	8	2	10

Total Interest and Dividend Income	(1,034)	(10,970)	(12,004)

Interest Expense:
Savings	(43)	43	—
Money Market Checking and NOW Accounts	(2,390)	(1,891)	(4,281)
Time Deposits of $100,000 or More	2,056	(988)	1,068
Other Time Deposits	5,856	(444)	5,412
Federal Home Loan Bank Advances	(1,298)	(1,621)	(2,919)
Other Borrowings	(3)	(10)	(13)
Junior Subordinated Debentures	—	(318)	(318)

Total Interest Expense	4,178	(5,229)	(1,051)

Change in Net Interest Income	$(5,212)	$(5,741)	$(10,953)

     For the three months ended June 30, 2009 and 2008, net interest income before provision for credit losses was $23.5 million and $34.4 million, respectively. The net interest spread and net interest margin for the three months ended June 30, 2009 were 1.90 percent and 2.49 percent, respectively, compared to 2.99 percent and 3.79 percent, respectively, for the same period in 2008. The compression in the net interest margin continues to be driven by intense competition among Korean-American and other banks, particularly in the pricing of deposits, and the Federal Reserve Board’s 200 basis point cut in short-term interest rates since March 2008.
     Average interest-earning assets increased 3.5 percent to $3.79 billion for the three months ended June 30, 2009 from $3.66 billion for the same period in 2008. However, average gross loans decreased 1.1 percent to $3.28 billion for the three months ended June 30, 2009 from $3.32 billion for the same period in 2008. Average investment securities also decreased 39.6 percent to $179.1 million for the three months ended June 30, 2009 from $296.8 million for the same period in 2008. These planned asset decreases are due to the execution of our de-leveraging strategy implemented in 2009. Average federal funds sold and securities purchased under resale agreements and average term federal funds sold increased significantly to $135.4 million and $147.7 million, respectively, for the three months ended June 30, 2009 from $5.6 million and none, respectively, for the same period in 2008, reflecting our stronger cash position in 2009.
     The yield on average interest-earning assets decreased by 151 basis points from 6.60 percent for the three months ended June 30, 2008 to 5.09 percent for the same period in 2009, primarily reflecting a decrease in the average yield on loans. Total loan interest and fee income decreased by 20.0 percent for the three months ended June 30, 2009 due primarily to a decrease in the average yield on loans from 6.78 percent for the three months ended June 30, 2008 to 5.46 percent for the same period in 2009. During this period, the Wall Street Journal Prime Rate dropped 200 basis points from 5.25 percent as of March 31, 2008 to 3.25 percent as of June 30, 2009. The mix of average interest-earning assets was 86.7 percent loans, 4.7 percent investment securities and 8.6 percent other interest-earning assets for the three months ended June 30, 2009, compared to 90.7 percent loans, 8.1 percent investment securities and 1.2 percent other interest-earning assets for the same period in 2008.
     The majority of interest-earning assets growth was funded by a $467.5 million, or 21.0 percent, increase in average interest-bearing deposits, partially offset by a $234.2 million, or 43.7 percent, decrease in average FHLB advances as we replaced wholesale funds with customer deposits in 2009. Total average interest-bearing liabilities grew by 8.2 percent to $3.08 billion for the three months ended June 30, 2009 compared to $2.85 billion for the same period in 2008 driven by a strong customer deposit growth. The average interest rate paid for interest-bearing liabilities decreased by 42 basis points from 3.61 percent for the three months ended June 30, 2008 to 3.19 percent for the same period in 2009. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.

     Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Six Months Ended
	June 30, 2009			June 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)

ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,315,434	$89,803	5.46%	$3,310,101	$116,503	7.08%
Municipal Securities (2)	59,055	1,945	6.59%	67,528	2,186	6.47%
Obligations of Other U.S. Government Agencies	11,387	240	4.22%	96,974	2,129	4.39%
Other Debt Securities	110,256	2,480	4.50%	154,955	3,565	4.60%
Equity Securities (5)	41,629	306	1.47%	35,760	900	5.03%
Federal Funds Sold and Securities Purchased Under Resale Agreements	115,086	194	0.34%	8,258	114	2.76%
Term Federal Funds Sold	143,044	1,395	1.95%	—	—	—
Interest-Earning Deposits	543	13	4.79%	87	1	2.30%

Total Interest-Earning Assets (2)	3,796,434	96,376	5.12%	3,673,663	125,398	6.86%

Noninterest-Earning Assets:
Cash and Cash Equivalents	81,402			89,727
Allowance for Loan Losses	(93,851)			(47,615)
Other Assets	138,663			228,424

Total Noninterest-Earning Assets	126,214			270,536

TOTAL ASSETS	$3,922,648			$3,944,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$83,315	1,032	2.50%	$92,135	1,054	2.30%
Money Market Checking and NOW Accounts	331,270	3,280	2.00%	637,875	10,367	3.27%
Time Deposits of $100,000 or More	1,196,816	22,430	3.78%	1,226,728	26,727	4.38%
Other Time Deposits	1,074,947	18,729	3.51%	330,188	7,186	4.38%
Federal Home Loan Bank Advances	329,056	2,122	1.30%	485,157	8,082	3.35%
Other Borrowings	1,655	2	0.24%	19,626	339	3.47%
Junior Subordinated Debentures	82,406	1,834	4.49%	82,406	2,613	6.38%

Total Interest-Bearing Liabilities	3,099,465	49,429	3.22%	2,874,115	56,368	3.94%

Noninterest-Bearing Liabilities:
Demand Deposits	526,380			651,984
Other Liabilities	44,145			40,070

Total Noninterest-Bearing Liabilities	570,525			692,054

Total Liabilities	3,669,990			3,566,169
Stockholders’ Equity	252,658			378,030

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,922,648			$3,944,199

NET INTEREST INCOME		$46,947			$69,030

NET INTEREST SPREAD (3)			1.90%			2.92%

NET INTEREST MARGIN (4)			2.49%			3.78%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $895,000 and $1.4 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and investment in Federal Reserve Bank stock. Beginning with the first quarter of 2009, the Federal Home Loan Bank ceased paying dividends.

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

	Six Months Ended June 30, 2009 vs.
	Six Months Ended June 30, 2008
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$184	$(26,884)	$(26,700)
Municipal Securities	(278)	37	(241)
Obligations of Other U.S. Government Agencies	(1,807)	(82)	(1,889)
Other Debt Securities	(1,007)	(78)	(1,085)
Equity Securities	128	(722)	(594)
Federal Funds Sold and Securities Purchased Under Resale Agreements	262	(182)	80
Term Federal Funds Sold	1,395	—	1,395
Interest-Earning Deposits	10	2	12

Total Interest and Dividend Income	(1,113)	(27,909)	(29,022)

Interest Expense:
Savings	(107)	85	(22)
Money Market Checking and NOW Accounts	(3,917)	(3,170)	(7,087)
Time Deposits of $100,000 or More	(648)	(3,649)	(4,297)
Other Time Deposits	13,214	(1,671)	11,543
Federal Home Loan Bank Advances	(2,054)	(3,906)	(5,960)
Other Borrowings	(167)	(170)	(337)
Junior Subordinated Debentures	—	(779)	(779)

Total Interest Expense	6,321	(13,260)	(6,939)

Change in Net Interest Income	$(7,434)	$(14,649)	$(22,083)

     For the six months ended June 30, 2009 and 2008, net interest income before provision for credit losses was $46.9 million and $69.0 million, respectively. The net interest spread and net interest margin for the six months ended June 30, 2009 were 1.90 percent and 2.49 percent, respectively, compared to 2.92 percent and 3.78 percent, respectively, for the same period in 2008. The compression in the net interest margin continues to be driven by intense competition among Korean-American and other banks, particularly in the pricing of deposits, and the Federal Reserve Board’s 400 basis point cut in short-term interest rates since December 2007.
     Average interest-earning assets increased 3.3 percent to $3.80 billion for the six months ended June 30, 2009 from $3.67 billion for the same period in 2008. Average gross loans increased a marginal 0.2 percent to $3.32 billion for the six months ended June 30, 2009 from $3.31 billion for the same period in 2008. Average investment securities decreased 43.4 percent to $180.7 million for the six months ended June 30, 2009 from $319.5 million for the same period in 2008. Average federal funds sold and securities purchased under resale agreements and average term federal funds sold increased significantly to $115.1 million and $143.0 million, respectively, for the six months ended June 30, 2009 from $8.3 million and none, respectively, for the same period in 2008, reflecting our stronger cash position in 2009.
     The yield on average interest-earning assets decreased by 174 basis points from 6.86 percent for the six months ended June 30, 2008 to 5.12 percent for the same period in 2009, primarily reflecting a decrease in the average yield on loans. Total loan interest and fee income decreased by 22.9 percent for the six months ended June 30, 2009 due primarily to a decrease in the average yield on loans from 7.08 percent for the six months ended June 30, 2008 to 5.46 percent for the same period in 2009. During this period, the Wall Street Journal Prime Rate dropped 400 basis points from 7.25 percent as of December 31, 2007 to 3.25 percent as of June 30, 2009. The mix of average interest-earning assets was 87.3 percent loans, 4.8 percent investment securities and 7.9 percent other interest-earning assets for the six months ended June 30, 2009, compared to 90.1 percent loans, 8.7 percent investment securities and 1.2 percent other interest-earning assets for the same period in 2008.

     The majority of interest-earning assets growth was funded by a $399.4 million, or 17.5 percent, increase in average interest-bearing deposits, partially offset by a $156.1 million, or 32.2 percent, decrease in average FHLB advances as we replaced wholesale funds with customer deposits in 2009. Total average interest-bearing liabilities grew by 7.8 percent to $3.10 billion for the six months ended June 30, 2009 compared to $2.87 billion for the same period in 2008. The average interest rate paid for interest-bearing liabilities decreased by 72 basis points from 3.94 percent for the six months ended June 30, 2008 to 3.22 percent for the same period in 2009. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.
Provision for Credit Losses
     For the three months ended June 30, 2009 and 2008, the provision for credit losses was $23.9 million and $19.2 million, respectively. For the six months ended June 30, 2009 and 2008, the provision for credit losses was $69.9 million and $37.1 million, respectively. The increases in the provision for credit losses for both periods are attributable to increases in net charge-offs, non-performing loans and criticized and classified loans, reflecting a continued severe economic downturn. Net charge-offs increased $15.4 million, or 187.1 percent, from $8.2 million for the three months ended June 30, 2008 to $23.6 million for the same period in 2009. Non-performing loans increased from $121.9 million, or 3.62 percent of total gross loans, as of December 31, 2008 to $167.3 million, or 5.30 percent of total gross loans, as of June 30, 2009. The provision for credit losses also reflects the proactive downgrading of modified loans resulting from our more stringent interpretation of the “well-defined weakness” standard for substandard grading. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.
Non-Interest Income
     We earn non-interest income from four major sources: service charges on deposit accounts, fees generated from international trade finance, insurance commissions and other service charges and fees. In addition, we sell certain assets primarily for risk management purposes.
     Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)

Service Charges on Deposit Accounts	$4,442	$4,539	$(97)	(2.1%)
Insurance Commissions	1,185	1,384	(199)	(14.4%)
Remittance Fees	545	539	6	1.1%
Trade Finance Fees	499	825	(326)	(39.5%)
Other Service Charges and Fees	467	703	(236)	(33.6%)
Bank-Owned Life Insurance Income	227	234	(7)	(3.0%)
Gain on Sales of Investment Securities	1	—	1	—%
Net Gain on Sales of Loans	—	552	(552)	(100.0%)
Other Operating Income (Loss)	(695)	876	(1,571)	(179.3%)

Total Non-Interest Income	$6,671	$9,652	$(2,981)	(30.9%)

     For the three months ended June 30, 2009, non-interest income was $6.7 million, a decrease of $3.0 million, or 30.9 percent, from $9.7 million for the same period in 2008. The decrease in non-interest income is primarily attributable to decreases in service charges on deposit accounts, insurance commissions, trade finance fees, other service charges and fees, net gain on sales of loans, and other operating income (loss).
     Service charges on deposit accounts decreased by $97,000, or 2.1 percent, from $4.5 million for the three months ended June 30, 2008 to $4.4 million for the same period in 2009. The decrease was primarily due to a decrease in account analysis fees, reflecting a decrease in the number of accounts subject to account analysis fees, partially offset by an increase in the account analysis fee schedule in March 2009.

     Insurance commissions decreased by $199,000, or 14.4 percent, from $1.4 million for the three months ended June 30, 2008 to $1.2 million for the same period in 2009. The decrease was primarily due to a decreased demand of insurance products in a soft economy.
     Fees generated from international trade finance decreased by $326,000, or 39.5 percent, from $825,000 for the three months ended June 30, 2008 to $499,000 for the same period in 2009. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.
     Other service charges and fees decreased by $236,000, or 33.6 percent, from $703,000 for the three months ended June 30, 2008 to $467,000 for the same period in 2009. The decrease was primarily due to a decrease in loan servicing income.
     Other operating income (loss) decreased by $1.6 million, or 179.3 percent, from $876,000 for the three months ended June 30, 2009 to ($695,000) for the same period in 2009. The decrease was attributable primarily to a $908,000 write-down of an investment in a Community Reinvestment Act equity fund that was included in Other Assets and a prior year $450,000 refund of a previously paid consulting fee to an outside vendor.
     Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)

Service Charges on Deposit Accounts	$8,757	$9,256	$(499)	(5.4%)
Insurance Commissions	2,367	2,699	(332)	(12.3%)
Remittance Fees	1,068	1,044	24	2.3%
Trade Finance Fees	1,005	1,690	(685)	(40.5%)
Other Service Charges and Fees	950	1,419	(469)	(33.1%)
Bank-Owned Life Insurance Income	461	474	(13)	(2.7%)
Gain on Sales of Investment Securities	1,277	618	659	106.6%
Loss on Sales of Investment Securities	(109)	—	(109)	—%
Net Gain on Sales of Loans	2	765	(763)	(99.7%)
Other Operating Income (Loss)	(727)	1,452	(2,179)	(150.1%)

Total Non-Interest Income	$15,051	$19,417	$(4,366)	(22.5%)

     For the six months ended June 30, 2009, non-interest income was $15.1 million, a decrease of $4.4 million, or 22.5 percent, from $19.4 million for the same period in 2008. The decrease in non-interest income is primarily attributable to decreases in service charges on deposit accounts, insurance commissions, trade finance fees, other service charges and fees, net gain on sales of loans and other operating income (loss), partially offset by an increase in net gain on sales of investment securities.
     Service charges on deposit accounts decreased by $499,000, or 5.4 percent, from $9.3 million for the six months ended June 30, 2008 to $8.8 million for the same period in 2009. The decrease was primarily due to a decrease in account analysis fees, reflecting a decrease in the number of accounts subject to account analysis fees, partially offset by an increase in the account analysis fee schedule in March 2009.
     Insurance commissions decreased by $332,000, or 12.3 percent, from $2.7 million for the six months ended June 30, 2008 to $2.4 million for the same period in 2009. The decrease was primarily due to a decreased demand in a soft economy.
     Fees generated from international trade finance decreased by $685,000, or 40.5 percent, from $1.7 million for the six months ended June 30, 2008 to $1.0 million for the same period in 2009. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.

     Other service charges and fees decreased by $469,000, or 33.1 percent, from $1.4 million for the six months ended June 30, 2008 to $950,000 for the same period in 2009. The decrease was primarily due to a decrease in loan servicing income.
     Net gain on sales of investment securities increased by $550,000, or 89.0 percent, from $618,000 for the six months ended June 30, 2008 to $1.2 million for the same period in 2009. The increase was due to the sale of investment securities, primarily mortgage-backed securities and collateralized mortgage obligations.
     Other operating income (loss) decreased by $2.2 million, or 150.1 percent, from $1.5 million for the six months ended June 30, 2009 to ($727,000) for the same period in 2009. The decrease was attributable primarily to a $1.0 million write-down of an investment in a Community Reinvestment Act equity fund that was included in Other Assets and a prior year $450,000 refund of a previously paid consulting fee to an outside vendor.
Non-Interest Expense
     Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)

Salaries and Employee Benefits	$8,508	$11,301	$(2,793)	(24.7%)
Occupancy and Equipment	2,788	2,792	(4)	(0.1%)
Deposit Insurance Premiums and Regulatory Assessments	3,929	758	3,171	418.3%
Data Processing	1,547	1,698	(151)	(8.9%)
Other Real Estate Owned Expense	1,502	—	1,502	—%
Professional Fees	890	995	(105)	(10.6%)
Loan-Related Expense	1,217	240	977	407.1%
Advertising and Promotion	624	888	(264)	(29.7%)
Supplies and Communications	599	623	(24)	(3.9%)
Amortization of Other Intangible Assets	406	502	(96)	(19.1%)
Other Operating Expenses	2,686	2,253	433	19.2%
Impairment Loss on Goodwill	—	107,393	(107,393)	(100.0%)

Total Non-Interest Expense	$24,696	$129,443	$(104,747)	(80.9%)

     For the three months ended June 30, 2009 and 2008, non-interest expense was $24.7 million and $129.4 million, respectively. The efficiency ratio for the three months ended June 30, 2009 was 82.85 percent, compared to 296.07 percent for the same period in 2008. The overall decrease in non-interest expense was due to the prior year’s impairment loss on goodwill and a staffing reduction in August 2008, partially offset by increases in deposit insurance premiums and regulatory assessments, other real estate owned expense and loan-related expense.
     Salaries and employee benefits decreased $2.8 million, or 24.7 percent, from $11.3 million for the three months ended June 30, 2008 to $8.5 million for the same period in 2009. Salaries and employee benefits decreased during the three months ended June 30, 2009 due to our planned headcount reduction in August 2008 of approximately ten percent.
     Deposit insurance premiums and regulatory assessments increased $3.2 million, or 418.3 percent, from $758,000 for the three months ended June 30, 2008 to $3.9 million for the same period in 2009. The increase was due to higher assessment rates for FDIC insurance on deposits and a one-time assessment during the three months ended June 30, 2009.
     Other real estate owned expense was $1.5 million for the three months ended June 30, 2009 and there was none for the same period in 2008. The increase was due primarily to expenses attributable to two California properties foreclosed (a condominium project in Oakland and a private golf course in Fallbrook), including an $875,000 provision for valuation allowance, and $324,000 loss on the sale of other real estate owned.

     Loan-related expense increased $977,000, or 407.1 percent, from $240,000 for the three months ended June 30, 2008 to $1.2 million for the same period in 2009. The increase was primarily due to an $850,000 expense related to a legal settlement.
     Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)

Salaries and Employee Benefits	$16,011	$22,581	$(6,570)	(29.1%)
Occupancy and Equipment	5,672	5,574	98	1.8%
Deposit Insurance Premiums and Regulatory Assessments	5,419	1,318	4,101	311.2%
Data Processing	3,083	3,232	(149)	(4.6%)
Other Real Estate Owned Expense	1,645	139	1,506	1,083.5%
Professional Fees	1,506	1,980	(474)	(23.9%)
Loan-Related Expense	1,398	399	999	250.4%
Advertising and Promotion	1,193	1,700	(507)	(29.8%)
Supplies and Communications	1,169	1,327	(158)	(11.9%)
Amortization of Other Intangible Assets	835	1,026	(191)	(18.6%)
Other Operating Expenses	5,017	4,362	655	15.0%
Impairment Loss on Goodwill	—	107,393	(107,393)	(100.0%)

Total Non-Interest Expense	$42,948	$151,031	$(108,083)	(71.6%)

     For the six months ended June 30, 2009 and 2008, non-interest expense was $42.9 million and $151.0 million, respectively. The efficiency ratio for the six months ended June 30, 2009 was 70.04 percent, compared to 172.25 percent for the same period in 2008. The overall decrease in non-interest expense was due to the prior year’s impairment loss on goodwill, a staffing reduction in August 2008 and the reversal of a $2.5 million post-retirement benefit obligation related to bank-owned life insurance, partially offset by increases in deposit insurance premiums and regulatory assessments, other real estate owned expense and loan-related expense.
     Salaries and employee benefits decreased $6.6 million, or 29.1 percent, from $22.6 million for the six months ended June 30, 2008 to $16.0 million for the same period in 2009. During the six months ended June 30, 2009, an amendment to the bank-owned life insurance policy removed a post-retirement death benefit and a previously accrued liability of $2.5 million for the post-retirement death benefit was reversed. Salaries and employee benefits also decreased during the six months ended June 30, 2009 due to our planned headcount reduction in August 2008 of approximately ten percent.
     Deposit insurance premiums and regulatory assessments increased $4.1 million, or 311.2 percent, from $1.3 million for the six months ended June 30, 2008 to $5.4 million for the same period in 2009. The increase was due to higher assessment rates for FDIC insurance on deposits and a one-time assessment during the six months ended June 30, 2009.
     Other real estate owned expense increased $1.5 million from $139,000 for the six months ended June 30, 2008 to $1.6 million for the same period in 2009. The increase was due primarily to expenses attributable to two California properties foreclosed (a condominium project in Oakland and a private golf course in Fallbrook), including a $1.0 million provision for valuation allowance, and a $324,000 loss on the sale of other real estate owned.
     Loan-related expense increased $999,000, or 250.4 percent, from $399,000 for the six months ended June 30, 2008 to $1.4 million for the same period in 2009. The increase was primarily due to an $850,000 expense related to a legal settlement.

Provision for Income Taxes
     For the three months ended June 30, 2009, income tax benefits of $9.3 million were recognized on pre-tax losses of $18.8 million, representing an effective tax rate of 49.3 percent, compared to income taxes of $595,000 recognized on pre-tax losses of $105.0 million, representing an effective tax rate of 0.6 percent, for the same period in 2008. For the six months ended June 30, 2009, income tax benefits of $24.8 million were recognized on pre-tax losses of $51.5 million, representing an effective tax rate of 48.1 percent, compared to income taxes of $2.2 million recognized on pre-tax losses of $100.4 million, representing an effective tax rate of 2.2 percent, for the same period in 2008. The increase in the effective rate was due to the fact that the impact of tax-exempt income was additive to the 2009 effective tax rate while subtractive to the 2008 effective tax rate.
FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of June 30, 2009 or December 31, 2008. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of mortgage-backed securities, municipal bonds, U.S. Government agency securities and collateralized mortgage obligations.
     As of June 30, 2009, investment securities held to maturity, at amortized cost, totaled $886,000 and investment securities available for sale, at fair value, totaled $217.9 million, compared to $910,000 and $197.0 million, respectively, as of December 31, 2008. The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	June 30, 2009			December 31, 2008
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
			(In Thousands)

Investment Securities Held to Maturity:
Municipal Bonds	$695	$695	$—	$695	$695	$—
Mortgage-Backed Securities (1)	191	192	1	215	215	—

Total Investment Securities Held to Maturity	$886	$887	$1	$910	$910	$—

Investment Securities Available for Sale:
Mortgage-Backed Securities (1)	$83,825	$84,707	$882	$77,515	$78,860	$1,345
Municipal Bonds	56,712	58,152	1,440	58,987	58,313	(674)
U.S. Government Agency Securities	38,324	37,968	(356)	17,580	17,700	120
Collateralized Mortgage Obligations (2)	18,186	18,497	311	36,204	36,162	(42)
Asset-Backed Securities	8,502	8,516	14	—	—	—
Other Securities	8,130	8,701	571	4,684	4,958	274
Equity Securities	511	992	481	511	804	293
Corporate Bond (3)	364	404	40	355	169	(186)

Total Investment Securities Available for Sale	$214,554	$217,937	$3,383	$195,836	$196,966	$1,130

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities, except for two private-label securities held as of December 31, 2008 with an unrealized loss totaling $42,000. The two private-label securities were sold during the three months ended March 31, 2009.

(3)	Balances presented for amortized cost, representing one corporate bond, were net of an OTTI charge of $2.4 million, which was related to a credit loss, as of June 30, 2009 and December 31, 2008. Therefore, the adoption of FSP Nos. FAS 115-2 and FAS 124-2 did not require a reclassification for the non-credit portion of previously recognized OTTI from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.

     Investment securities available for sale, at fair value, increased $20.9 million, or 10.6 percent, to $217.9 million as of June 30, 2009 from $197.0 million as of December 31, 2008. The increase was primarily due to the purchase of $93.5 million of investment securities, primarily U.S. Government agency securities and mortgage-backed securities, partially offset by the sale of $37.3 million of investment securities, with a $1.2 million net gain realized, and $14.6 million of U.S. Government agency securities that were called.
     The amortized cost and estimated fair value of investment securities as of June 30, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Within One Year	$9,562	$10,190	$—	$—
Over One Year Through Five Years	2,540	2,645	—	—
Over Five Years Through Ten Years	29,978	29,961	695	695
Over Ten Years	69,952	70,945	—	—
Mortgage-Backed Securities	83,825	84,707	191	192
Collateralized Mortgage Obligations	18,186	18,497	—	—
Equity Securities	511	992	—	—

	$214,554	$217,937	$886	$887

     Gross unrealized losses on investment securities available for sale and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2009 and December 31, 2008:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross		Number	Gross		Number	Gross		Number
Investment Securities	Unrealized	Estimated	of	Unrealized	Estimated	of	Unrealized	Estimated	of
Available for Sale	Losses	Fair Value	Securities	Losses	Fair Value	Securities	Losses	Fair Value	Securities
				(Dollars in Thousands)

June 30, 2009:
Mortgage-Backed Securities	$232	$25,485	11	$2	$821	2	$234	$26,306	13
Municipal Bonds	3	899	2	68	3,881	9	71	4,780	11
U.S. Government Agency Securities	405	29,589	5	—	—	—	405	29,589	5
Collateralized Mortgage Obligations	2	2,572	1	—	—	—	2	2,572	1
Asset-Backed Securities	35	5,600	1	—	—	—	35	5,600	1
Other Securities	—	—	—	74	2,926	3	74	2,926	3

	$677	$64,145	20	$144	$7,628	14	$821	$71,773	34

December 31, 2008:
Mortgage-Backed Securities	$158	$10,631	42	$33	$5,277	4	$191	$15,908	46
Municipal Bonds	968	35,614	66	119	1,749	4	1,087	37,363	70
Collateralized Mortgage Obligations	36	4,569	4	143	5,903	4	179	10,472	8
Other Securities	72	929	1	40	1,960	2	112	2,889	3
Corporate Bond	186	169	1	—	—	—	186	169	1

	$1,420	$51,912	114	$335	$14,889	14	$1,755	$66,801	128

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2009 and December 31, 2008 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2009 and December 31, 2008. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FSP Nos. FAS 115-2 and FAS 124-2 change the requirements for recognizing OTTI losses for debt securities. FSP Nos. FAS 115-2 and FAS 124-2 require an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2009 and December 31, 2008 are not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2009 and December 31, 2008 are warranted.
Loan Portfolio
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)

Real Estate Loans:
Commercial Property	$892,568	$908,970	$(16,402)	(1.8%)
Construction	159,091	178,783	(19,692)	(11.0%)
Residential Property	85,736	92,361	(6,625)	(7.2%)

Total Real Estate Loans	1,137,395	1,180,114	(42,719)	(3.6%)

Commercial and Industrial Loans:
Commercial Term Loans	1,532,251	1,611,449	(79,198)	(4.9%)
SBA Loans (1)	174,531	178,399	(3,868)	(2.2%)
Commercial Lines of Credit	161,542	214,699	(53,157)	(24.8%)
International Loans	77,492	95,185	(17,693)	(18.6%)

Total Commercial and Industrial Loans	1,945,816	2,099,732	(153,916)	(7.3%)

Consumer Loans	76,098	83,525	(7,427)	(8.9%)

Total Loans — Gross	3,159,309	3,363,371	(204,062)	(6.1%)

Deferred Loan Fees	(1,362)	(1,260)	(102)	8.1%
Allowance for Loan Losses	(105,268)	(70,986)	(34,282)	48.3%

Net Loans Receivable	$3,052,679	$3,291,125	$(238,446)	(7.2%)

(1)	Includes loans held for sale, at the lower of cost or market, of $34.3 million and $37.4 million as of June 30, 2009 and December 31, 2008, respectively.
     As of June 30, 2009 and December 31, 2008, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $3.05 billion and $3.29 billion, respectively, a decrease of $238.4 million, or 7.2 percent. The overall decrease in total gross loans is attributable to management’s balance sheet de-leveraging strategy by carefully evaluating credits that are subject to renewal and accepting only those that are of the highest quality.
     Real estate loans, composed of commercial property, residential property and construction loans, decreased $42.7 million, or 3.6 percent, to $1.14 billion as of June 30, 2009 from $1.18 billion as of December 31, 2008, representing 36.0 percent and 35.1 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $153.9 million, or 7.3 percent, to $1.95 billion as of June 30, 2009 from $2.10 billion as of December 31, 2008, representing 61.6 percent and 62.4 percent, respectively, of total gross loans. Consumer loans decreased $7.4 million, or 8.9 percent, to $76.1 million as of June 30, 2009 from $83.5 million as of December 31, 2008.

     As of June 30, 2009, the loan portfolio included the following concentrations of loans to one type of industry that were greater than ten percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	June 30, 2009	Gross Loans Outstanding
	(In Thousands)

Accommodation/Hospitality	$432,427	13.7%
Lessors of Non-Residential Buildings	$429,671	13.6%
Gasoline Stations	$377,602	12.0%
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
     The table below shows the composition of non-performing assets as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)

Non-Accrual Loans	$167,255	$120,823	$46,432	38.4%
Loans 90 Days or More Past Due and Still Accruing	41	1,075	(1,034)	(96.2%)

Total Non-Performing Loans	167,296	121,898	45,398	37.2%
Other Real Estate Owned	34,018	823	33,195	4,033.4%

Total Non-Performing Assets	$201,314	$122,721	$78,593	64.0%

Delinquent Loans	$178,663	$128,469	$50,194	39.1%
     Non-accrual loans totaled $167.3 million as of June 30, 2009, compared to $120.8 million as of December 31, 2008, representing a 38.4 percent increase. Delinquent loans, which are comprised of loans past due 30 or more days and still accruing and non-accrual loans past due 30 or more days, were $178.7 million as of June 30, 2009, compared to $128.5 million as of December 31, 2008, representing a 39.1 percent increase. We believe that the increases in non-performing loans and delinquent loans are attributable primarily to a current economic recession that is affecting some of our borrowers’ ability to honor their commitments.
     As of June 30, 2009, other real estate owned consisted of 12 properties with a combined net carrying value of $34.0 million. During the six months ended June 30, 2009, 11 properties, with a carrying value of $34.7 million, were transferred from loans receivable to other real estate owned. As of December 31, 2008, other real estate owned consisted of three properties with a combined net carrying value of $823,000.

     During the six months ended June 30, 2009, we restructured monthly payments on 29 loans, with a net carrying value of $63.6 million, through temporary interest rate reductions of six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. In addition, we determined that these restructured loans are well secured. As of June 30, 2009, troubled debt restructurings on accrual status totaled $55.7 million, all of which were temporary interest rate reductions, and a $316,000 impairment allowance relating to these loans is included in the allowance for loan losses. As of December 31, 2008, there were no troubled debt restructurings on accrual status.
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
     As of June 30, 2009, we have enhanced our loan policies and procedures in two areas. First, we enhanced existing policies and procedures regarding the monitoring of loans to be more stringent and make it more difficult to allow exceptions from our loan policy. Second, we centralized the loan underwriting and approval processes, including centralizing the credit underwriting function at two locations, creating a central monitoring mechanism to monitor all loans, and increasing resources in departments of the Bank engaged in addressing problem assets.

     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented.

	As of and for the			As of and for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2009	2009	2008	2009	2008
		(Dollars in Thousands)

Allowance for Loan Losses:
Balance at Beginning of Period	$104,943	$70,986	$52,986	$70,986	$43,611

Actual Charge-Offs	(24,332)	(12,516)	(8,656)	(36,848)	(16,508)
Recoveries on Loans Previously Charged Off	735	703	436	1,438	991

Net Loan Charge-Offs	(23,597)	(11,813)	(8,220)	(35,410)	(15,517)

Provision Charged to Operating Expenses	23,922	45,770	18,211	69,692	34,883

Balance at End of Period	$105,268	$104,943	$62,977	$105,268	$62,977

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$4,279	$4,096	$2,914	$4,096	$1,765
Provision Charged to Operating Expenses	12	183	1,018	195	2,167

Balance at End of Period	$4,291	$4,279	$3,932	$4,291	$3,932

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	2.88%	1.43%	1.00%	2.15%	0.94%
Net Loan Charge-Offs to Total Gross Loans (1)	3.00%	1.44%	0.99%	2.26%	0.93%
Allowance for Loan Losses to Average Total Gross Loans	3.21%	3.13%	1.90%	3.17%	1.90%
Allowance for Loan Losses to Total Gross Loans	3.33%	3.16%	1.88%	3.33%	1.88%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	89.91%	45.65%	52.50%	67.83%	49.55%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	98.64%	25.81%	45.14%	50.81%	44.48%
Allowance for Loan Losses to Non-Performing Loans	62.92%	67.13%	56.14%	62.92%	56.14%

Balances:
Average Total Gross Loans Outstanding During Period	$3,283,574	$3,350,343	$3,319,141	$3,316,775	$3,312,196
Total Gross Loans Outstanding at End of Period	$3,159,309	$3,319,722	$3,355,048	$3,159,309	$3,355,048
Non-Performing Loans at End of Period	$167,296	$156,331	$112,182	$167,296	$112,182

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The allowance for loan losses increased by $34.3 million, or 48.3 percent, to $105.3 million as of June 30, 2009, compared to $71.0 million as of December 31, 2008. The increase in the allowance for loan losses in 2009 was due primarily to the increased migration of loans into more adverse risk rating categories, increases in non-performing and delinquent loans, and the classification method change for restructured loans. See “Provision for Credit Losses.” Non-performing loans increased by $45.4 million, or 37.2 percent, to $167.3 million as of June 30, 2009, compared to $121.9 million as of December 31, 2008. The increase in non-performing loans required an additional provision for credit losses. In addition, loans modified during the first quarter of 2009 were further downgraded to substandard, which also required further provision. The ratio of the allowance for loan losses to total gross loans substantially increased to 3.33 percent as of June 30, 2009, compared to 2.11 percent as of December 31, 2008, primarily due to the overall increase of historical loss factors and classified loans.
     The Bank also recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $4.3 million and $4.1 million as of June 30, 2009 and December 31, 2008, respectively. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of June 30, 2009 and December 31, 2008.

Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)

Demand — Noninterest-Bearing	$547,737	$536,944	$10,793	2.0%
Interest-Bearing:
Savings	88,477	81,869	6,608	8.1%
Money Market Checking and NOW Accounts	424,760	370,401	54,359	14.7%
Time Deposits of $100,000 or More	1,284,491	849,800	434,691	51.2%
Other Time Deposits	942,458	1,231,066	(288,608)	(23.4%)

Total Deposits	$3,287,923	$3,070,080	$217,843	7.1%

     Total deposits increased $217.8 million, or 7.1 percent, to $3.29 billion as of June 30, 2009 from $3.07 billion as of December 31, 2008, resulting from two deposit campaigns launched to increase new deposits and reduce the Bank’s reliance on wholesale funding including FHLB advances and brokered deposits. We will continue to build our deposit base with long-term relationships.
     Brokered deposits decreased by $399.2 million from $874.2 million as of December 31, 2008 to $475.0 million as of June 30, 2009. All of our brokered deposits as June 30, 2009 will mature in less than one year. Brokered deposits are not a guaranteed source of funds, which may affect our ability to raise necessary liquidity. We plan to build a stronger customer deposit base and continue to decrease the reliance on brokered deposits.
     The strength of our deposit base has been further supported by the increase in deposit insurance approved by the FDIC. Effective October 3, 2008 through December 31, 2013, the FDIC increased the level at which deposits are insured from $100,000 to $250,000 for most deposit categories. As of June 30, 2009, time deposits of $250,000 or more were $461.8 million.
     Accrued interest payable on deposits amounted to $28.8 million and $16.7 million at June 30, 2009 and December 31, 2008, respectively. The increase of $12.1 million, or 72.5 percent, was due to a higher amount of time deposit products with interest paid at maturity and the majority of those will mature during the third quarter of 2009.
Federal Home Loan Bank Advances
     As of June 30, 2009, advances from the FHLB were $211.0 million, a decrease of $211.2 million, or 50.0 percent, from the December 31, 2008 balance of $422.2 million, as we have been successfully executing a strategy replacing the usage of wholesale funds with more stable customer deposits in 2009. FHLB advances were utilized to fund loans or maintain liquidity due to favorable rates. FHLB advances as of June 30, 2009 with a remaining maturity of less than one year were $56.8 million, and the weighted-average interest rate thereon was 3.58 percent.
Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million as of June 30, 2009 and December 31, 2008. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. Accrued interest payable on junior subordinated debentures amounted to $2.6 million and $780,000 at June 30, 2009 and December 31, 2008, respectively.

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
     The following table shows the status of our gap position as of June 30, 2009:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)

ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$382,826	$382,826
Investment Securities:
Fixed Rate	35,954	20,690	38,680	105,056	—	200,380
Floating Rate	3,193	—	10,753	4,497	—	18,443
Loans:
Fixed Rate	347,054	180,632	600,874	243,399	—	1,371,959
Floating Rate	1,490,873	26,232	99,930	1,698	—	1,618,733
Non-Accrual	—	—	—	—	167,255	167,255
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(105,268)	(105,268)
Investment in Federal Home Loan Bank Stock and Investment in Federal Reserve Bank Stock	—	—	—	40,750	—	40,750
Other Assets	—	25,860	—	6,882	143,031	175,773

Total Assets	$1,877,074	$253,414	$750,237	$402,282	$587,844	$3,870,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand — Noninterest-Bearing	$33,680	$110,550	$265,320	$138,187	$—	$547,737
Savings	14,522	32,669	35,005	6,281	—	88,477
Money Market Checking and NOW Accounts	61,493	121,802	138,479	102,986	—	424,760
Time Deposits:
Fixed Rate	1,172,727	1,020,561	33,594	11	—	2,226,893
Floating Rate	56	—	—	—	—	56
Federal Home Loan Bank Advances	203,464	5,701	1,787	—	—	210,952
Other Borrowings	2,532	—	—	—	—	2,532
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	47,912	47,912
Stockholders’ Equity	—	—	—	—	239,126	239,126

Total Liabilities and Stockholders’ Equity	$1,570,880	$1,291,283	$474,185	$247,465	$287,038	$3,870,851

Repricing Gap	$306,194	$(1,037,869)	$276,052	$154,817	$300,806
Cumulative Repricing Gap	$306,194	$(731,675)	$(455,623)	$(300,806)	$—
Cumulative Repricing Gap as a Percentage of Total Assets	7.91%	(18.90%)	(11.77%)	(7.77%)	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	9.42%	(22.51%)	(14.02%)	(9.25%)	—
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

     As of June 30, 2009, the cumulative repricing gap for the three-month period was asset-sensitive position and 9.42 percent of interest-earning assets, which decreased from the December 31, 2008 figure of 31.20 percent. The decrease was caused primarily by an increase of $542.2 million in fixed rate time deposits with maturities or expected to reprice within three months and a decrease of $408.1 million in floating rate loans with maturities or expected to reprice within three months, partially offset by a decrease of $157.5 million in FHLB advances with maturities or expected to reprice within three months. The cumulative repricing gap for the twelve-month period was liability-sensitive position and 22.51 percent of interest-earning assets, which decreased from the December 31, 2008 figure of 4.08 percent. The decrease was caused primarily by a decrease of $416.9 million in floating rate loans with maturities or expected to reprice within twelve months and an increase of $268.8 million in fixed rate time deposits with maturities or expected to reprice within twelve months, partially offset by a decrease of $202.1 million in FHLB advances with maturities or expected to reprice within twelve months.
     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)

Cumulative Repricing Gap	$306,194	$1,126,633	$(731,675)	$(147,200)
Cumulative Repricing Gap as a Percentage of Total Assets	7.91%	29.07%	(18.90%)	(3.80%)
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	9.42%	31.20%	(22.51%)	(4.08%)
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
(Dollars in Thousands)

200%	12.36%	(15.14%)	$14,291	$(61,411)
100%	6.43%	(7.67%)	$7,434	$(31,110)
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.
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

LIQUIDITY AND CAPITAL RESOURCES
     Capital Resources
     In order to ensure adequate levels of capital, the Board continually assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $239.1 million as of June 30, 2009, which represented a decrease of $24.8 million, or 9.4 percent, compared to $263.9 million as of December 31, 2008.
     Although both Hanmi Financial and the Bank were well-capitalized as of June 30, 2009, there can be no assurance that we will continue to be well-capitalized. We are exploring alternative funding arrangements for raising capital. See “Notes to Consolidated Financial Statements (Unaudited), Note 11 — Subsequent Events” for further information.
     Liquidity — Hanmi Financial
     Hanmi Financial is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Hanmi Financial’s revenues are obtained from dividends declared and paid by the Bank. Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder (Hanmi Financial) in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to Hanmi Financial in an amount not exceeding the greatest of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. The Bank currently has deficit retained earnings and has suffered net losses in 2007, 2008 and 2009. See “Dividends” for further information. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank is prohibited by the MOU described in “Notes to Consolidated Financial Statements (Unaudited), Note 10 — Regulatory Matters” from paying dividends to Hanmi Financial unless it receives prior regulatory approval.
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets through December 31, 2009 to meet its operating cash needs. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has also elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of June 30, 2009, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $3.5 million, up from $2.2 million as of December 31, 2008.
     Liquidity — Hanmi Bank
     Management believes that Hanmi Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. For the past six months, the Bank launched two deposit campaigns to increase new deposits and reduce its reliance on wholesale funding to an optimum level. Through the first deposit campaign promoted from December 2008 and early part of March 2009, the Bank achieved the objectives of maintaining strong liquidity and reducing its reliance on wholesale funds. The second deposit campaign, which started in June 2009, has been undertaken to specifically increase new core deposits and recapture time deposits raised from the first deposit promotion. A significant portion of the time deposits was successfully recaptured with a new money market product in June 2009. As a result, total deposits increased by $217.8 from $3.07 billion as of December 31, 2008 to $3.29 billion as of June 30, 2009. The Bank’s wholesale funds, consisting of FHLB advances and brokered deposits, decreased $610.4 million to $686.0 million at June 30, 2009 from $1.30 billion at December 31, 2008.

     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 20 percent of its total assets. As of June 30, 2009, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $571.5 million and $359.0 million, respectively. The Bank’s FHLB borrowings as of June 30, 2009 totaled $211.0 million, representing 5.5 percent of total assets. As of August 5, 2009, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $524.9 million and $312.7 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $527.0 million from the Fed Discount Window, to which the Bank pledged loans with a carrying value of $958.2 million, and had no borrowings as of June 30, 2009. On July 10, 2009, due to a deterioration in the Bank’s risk profile, the Borrower in Custody Program in which the Bank has participated changed from the primary credit program to the secondary credit program, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate. As of August 5, 2009, the Bank had $322.3 million available for use through the Fed Discount Window, as the Bank pledged loans with a carrying value of $586.1 million, and there were no borrowings. To maintain a cushion of extra liquidity, the Bank will continue to participate in the FDIC Debt Guarantee Program, enabling the Bank to issue up to two percent of its liabilities in senior unsecured debt by October 31, 2009.
     Current market conditions have limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. In the event that the Bank’s capital category for regulatory capital purposes is deemed to be less than “well capitalized,” the Bank would need regulatory consent before accepting or renewing brokered deposits. As the Bank’s regulators have advised the Bank not to increase its risk profile, it is required to obtain regulatory consent before accepting or renewing brokered deposits. Over the next 12 months, approximately $2.2 billion of time deposits will mature. There can be no assurances that the Bank will be able to replace these time deposits with other deposits. Such events could have a material adverse impact on the Bank’s results of operations and financial condition. However, if the Bank is unable to replace these maturing deposits with new deposits, the Bank believes that it has adequate liquidity resources to fund this need with its secured funding outlets with the FHLB and Fed Discount Window.
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

     As of June 30, 2009, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $311.8 million. This represented a decrease of $26.3 million, or 7.8 percent, over Tier 1 capital of $338.0 million as of December 31, 2008. The capital ratios of Hanmi Financial and Hanmi Bank were as follows as of June 30, 2009:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$354,433	10.72%	$264,599	8.00%	N/A	N/A
Hanmi Bank	$353,518	10.70%	$264,348	8.00%	$330,436	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$311,773	9.43%	$132,299	4.00%	N/A	N/A
Hanmi Bank	$311,114	9.42%	$132,174	4.00%	$198,261	6.00%

Tier 1 Leverage (to Average Total Assets):
Hanmi Financial	$311,773	8.02%	$155,589	4.00%	N/A	N/A
Hanmi Bank	$311,114	8.01%	$155,446	4.00%	$194,308	5.00%
     The Bank is currently subject to a memorandum of understanding with the Regulators that includes a requirement that the Bank maintain a minimum Tier 1 leverage ratio of not less than 8.0 percent. See “Regulatory Matters” for further discussion regarding capital ratio requirements.
     We will continue to closely evaluate our capital levels to determine the need to raise additional capital, and we intend to maintain our “well capitalized” position for regulatory purposes.
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
     In December 2008, we filed an application to participate in the TARP CPP for an investment of up to $105 million from the Federal Government. On June 1, 2009, we withdrew the application to participate in the TARP CPP. The decision to withdraw the application was made in consultation with our primary federal regulator and after consideration of a number of other strategic factors relating to the utilization and deployment of these government funds. In particular, due to the deterioration in the U.S. economy following the initial announcement of the TARP CPP, we believe that opportunities to fund high-quality loans under terms that would be advantageous to the Bank are more limited. The combination of historically low interest rates on the one hand, and intense competition for deposits on the other, have further limited the Bank’s ability to increase its net interest margin. As a result, and as previously announced, we are focusing on asset quality rather than growth. In addition, the Board of Directors continually assesses the projected sources and uses of capital, as well as the various components of capital, including the costs, benefits and impact of participation in the TARP CPP, and the availability of alternative sources of capital. Such an assessment contributed to our decision to withdraw the application to participate in the TARP CPP.

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
     On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the Regulators to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. As of June 30, 2009, the Bank had a Tier 1 leverage ratio of 8.01 percent and tangible stockholder’s equity to total tangible assets ratio of 8.11 percent. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.
     The Board and management are committed to addressing and resolving the issues raised in the memorandum of understanding on a timely basis. Since completion of the March 10, 2008 regulatory examination, actions have already been undertaken to address and resolve many of the issues raised by the memorandum of understanding.
     The liquidity contingency plan, earnings plan and updated strategic plan have been revised as part the Bank’s actions to comply with the memorandum of understanding. As previously reported, certain directors have retired from the Board and other directors have joined the Board, bringing broader and more diverse skill sets.
     Separately, in accordance with its prior commitment to the FRB, Hanmi Financial has adopted a consolidated capital plan to augment and maintain a sufficient consolidated capital position. In addition, Hanmi Financial has agreed that it will not (i) declare or pay any dividends or make any payments on its junior subordinated debentures or any other capital distributions without the prior written consent of the FRB, and (ii) incur, increase or renew any existing debt or purchase, redeem or otherwise acquire any of its capital stock without the prior written consent of the FRB. In order to preserve its capital position, the Board of Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. Finally, Hanmi Financial has agreed to provide prior written notice and obtain the consent of the FRB prior to appointing any new directors or senior executive officers.

Possible Future Regulatory Actions
     The Bank is currently subject to a memorandum of understanding with the Regulators to address certain issues raised in the Bank’s regulatory examination by the DFI on March 10, 2008. The material terms of the memorandum of understanding are discussed in “Notes to Consolidated Financial Statements (Unaudited), Note 10 — Regulatory Matters.” As a result of recent discussions with the Bank’s regulatory authorities, we expect that the Bank will become subject to the issuance of a formal administrative action, which could take the form of a formal agreement or similar administrative action, primarily due to the high level of non-performing assets and the resulting impact on its financial condition. Any administrative action proposed by the FRB and DFI would be designed to remediate certain deficiencies noted by the Bank’s regulators. Administrative actions generally require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. We would expect that any administrative action would have performance metrics related to asset quality, commercial real estate concentration, profitability, regulatory capital levels, core funding that we would be required to satisfy within a prescribed period of time to comply with the order. The failure or inability to comply with the administrative action could subject the Bank and its directors to additional regulatory actions, could impact the Bank’s ability to continue as a going concern and could result in the forced disposition of the Bank. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.
Dividends
     The ability of Hanmi Financial to pay dividends to our stockholders is directly dependent on the ability of the Bank to pay dividends to Hanmi Financial. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (a) the retained earnings of the bank; or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period. Because of the net loss incurred by the Bank in 2007, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year; or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions (the “Commissioner”). The Bank had a retained deficit of $77.7 million and $53.5 million as of June 30, 2009 and December 31, 2008, respectively. Because of the net loss for the first six months of 2009, neither Section 642 or 643 are currently available to the Bank to declare a dividend to Hanmi Financial. Although dividends from the Bank constitute the primary source of income to Hanmi Financial, Hanmi Financial has other limited sources of income including cash, earnings on assets held at the holding company and funds otherwise obtained from capital raising efforts at Hanmi Financial. Use of such funds for payments of interest or dividends is subject to receipt of prior regulatory approval.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
     SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” — The FASB’s Accounting Standards Codification (the “Codification”) was released on July 1, 2009. The Codification will become the exclusive authoritative reference for non-governmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The change was established by SFAS No. 168, which divides non-governmental U.S. GAAP into the authoritative Codification and guidance that is non-authoritative. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth in SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which has been superseded by SFAS No. 168. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 will not have a material the effect on our financial condition and results of operations.
     SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” — SFAS No. 167 amends the guidance in FASB Interpretation No. (“FIN”) 46(R) related to the consolidation of variable interest entities (“VIE’s”). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPE’s”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. SFAS No. 167 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” SFAS No. 167 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the effect that the provisions of SFAS No. 167 may have on our financial condition and results of operations.
     SFAS No. 166, “Accounting for Transfers of Financial Assets” — SFAS No. 166 amends the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. SFAS No. 166 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. SFAS No. 166 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. SFAS No. 166’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. We are currently evaluating the effect that the provisions of SFAS No. 166 may have on our financial condition and results of operations.

     SFAS No. 165, “Subsequent Events” — SFAS No. 165 addresses accounting and disclosure requirements related to subsequent events. SFAS No. 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. Statement 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of SFAS No. 165 did not have a material effect on our financial condition or results of operations
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
     As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and internal controls over financial reporting. Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective as of June 30, 2009. Our conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment.
     Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Exchange Act reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     No change in our internal controls over financial reporting occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
     Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the memorandum of understanding, we agreed that the Bank would maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent. We have also committed to the FRB to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our existing capital resources may not satisfy our capital requirements for the foreseeable future and may not be sufficient to offset any problem assets. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital to maintain our well-capitalized status and satisfy our agreements with the Regulators.
     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to continue as a going concern could be materially impaired. Although both Hanmi Financial and the Bank met the requirements to be deemed well-capitalized as of June 30, 2009, there can be no assurance that we will continue to meet these requirements.
     On June 12, 2009, and subsequently amended on July 31, 2009, we entered into a Securities Purchase Agreement with LIS, providing for the sale of 8,079,612 unregistered shares of Hanmi Financial common stock to LIS at a purchase price of $1.37 per share, resulting in gross proceeds of $11.1 million. If we are unable to complete the Acquisition or raise additional capital through other sources when needed, our results of operations and financial condition could be materially and adversely affected. In addition, if we were to raise additional capital through the issuance of additional shares, our stock price could be adversely affected, depending on the terms of any shares we were to issue.
     We may be unable to retain or replace brokered deposits as they mature. Under FDICIA, banks may be restricted in their ability to accept broker deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not well-capitalized could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank; however, that institution would generally be prohibited from accepting brokered deposits and offering interest rates on deposits “significantly higher” than the prevailing rate in its market.
     Although we and Hanmi Bank maintained capital ratios above the minimum levels required to be qualified as “well-capitalized” under the regulatory framework for prompt corrective action as of June 30, 2009, Hanmi Bank has been notified by its bank regulators not to increase its risk profile, particularly with respect to the acceptance or renewal of brokered deposits and other volatile funding sources, without the prior consent of the FRB and DFI. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. Our inability to obtain regulatory consent to accept or renew brokered deposits could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.
     Our proposed transaction to sell additional shares of common stock to LIS is subject to a number of conditions, and the failure to complete this transaction could adversely affect our financial condition, results of operations and prospects as a going concern. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, unstable economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital.

     On June 12, 2009, and subsequently amended on July 31, 2009, we entered into a Securities Purchase Agreement with LIS, providing for the sale of 8,079,612 unregistered shares of Hanmi Financial common stock to LIS at a purchase price of $1.37 per share, resulting in gross proceeds of $11.1 million. The completion of the transactions contemplated by the Securities Purchase Agreement is subject to the satisfaction of a number of conditions to closing including, without limitation, the receipt of certain regulatory consents and approvals. In the event that the parties are unable to obtain such regulatory consents and approvals or to satisfy the other conditions to closing, we may be compelled to seek alternative sources of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects as a going concern.
     We expect that the Bank will become subject to a formal administrative action that we expect will place additional restrictions on its operations. The Bank is currently subject to an informal supervisory agreement (a memorandum of understanding) with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions to address certain issues raised in the Bank’s regulatory examination by the DFI on March 10, 2008. The material terms of the memorandum of understanding are discussed in “Notes to Consolidated Financial Statements (Unaudited), Note 10 — Regulatory Matters.” As a result of the Bank’s recently completed examination by the FRB and DFI, we expect that the Bank will become subject to the issuance of a formal administrative action, which could take the form of a formal agreement or similar administrative action, primarily due to the high level of non-performing assets and the resulting impact on its financial condition. Any administrative action proposed by the FRB and DFI would be designed to remediate the deficiencies noted in their formal report of examination. Administrative actions generally require certain corrective steps, impose limits on activities, prescribe lending parameters and require additional capital to be raised. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. We would expect that any administrative action would have performance metrics related to asset quality, commercial real estate concentration, profitability, regulatory capital levels, core funding that we would be required to satisfy within a prescribed period of time to comply with the order. The failure or inability to comply with the administrative action could subject the bank and its directors to additional regulatory actions and could have a material adverse effect on our financial condition, results of operations and prospects, could impact the Bank’s ability to continue as a going concern and may result in the forced disposition of the bank. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders (the “Annual Meeting”) was held on Wednesday, May 27, 2009. At the Annual Meeting, stockholders considered the following proposals:
1.	Election of Directors. To elect three directors of Hanmi Financial, each for a term of three years; provided that, if the Board of Directors’ Declassification Proposal is approved (Proposal No. 2), to elect three directors for terms expiring at the 2010 Annual Meeting of Stockholders, and in either case, for the elected directors to serve until their successors are elected and qualified;

2.	Board of Directors’ Declassification Proposal. To approve the proposal to amend Hanmi Financial’s Certificate of Incorporation to eliminate the provisions for the classification of Hanmi Financial’s Board of Directors and thereby provide that each person elected as a director at the Annual Meeting and subsequent annual meetings will be elected to a term of one year and serve until their successors are elected and qualified; and

3.	Ratification of Independent Registered Public Accounting Firm. To ratify the appointment of KPMG LLP as Hanmi Financial’s independent registered public accounting firm for the fiscal year ending December 31, 2009.
Proposal No. 1 — Election of Directors
     The number of votes cast at the Annual Meeting as to each director was as follows:

	Votes	Votes
Class I Director Nominees	For	Withheld

I Joon Ahn	37,726,851	4,965,033
Joon Hyung Lee	37,541,287	5,150,597
Joseph K. Rho	37,436,745	5,255,139
     The other directors, whose terms of office as a director continued after the meeting, were:

Class II Directors — Terms Expire in 2010:	Class III Directors — Terms Expire in 2011:
John A. Hall	Paul Seon-Hong Kim
Jay S. Yoo	William J. Stolte
Proposal No. 2 — Board of Directors’ Declassification Proposal
     The number of votes cast at the Annual Meeting as to Proposal No. 2 was as follows:

Votes	Votes		Broker
For	Against	Abstain	Non-Votes
41,038,015	1,322,624	331,245	—
Proposal No. 3 — Ratification of Independent Registered Public Accounting Firm
     The number of votes cast at the Annual Meeting as to Proposal No. 3 was as follows:

Votes	Votes		Broker
For	Against	Abstain	Non-Votes
42,290,917	326,090	74,877	—
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation (8)

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation (8)

3.3	Amended and Restated Bylaws of Hanmi Financial Corporation (8)

3.4	Certificate of Amendment to Bylaws of Hanmi Financial Corporation (8)

10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (2)

10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.1) (2)

10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (2)

10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as exhibit B to Exhibit 10.1) (2)

10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.1) (2)

10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (2)

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.6) (2)

10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (2)

10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as exhibit B to Exhibit 10.6) (2)

10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.6) (2)

10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (2)

10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (2)

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (2)

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (2)

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (2)

10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (3)

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (1)

10.18	Employment Offer Letter to John Park from Hanmi Bank dated August 13, 2008 (4)

10.19	Hanmi Financial Corporation Year 2000 Stock Option Plan (7)

10.20	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (8)

10.21	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (8)

10.22	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (6)

10.23	Securities Purchase Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (9)

10.24	Registration Rights Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (9)

10.25	First Amendment to the Securities Purchase Agreement, dated July 31, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (10)

14	Code of Ethics (5)

21	Subsidiaries of the Registrant (6)

ITEM 6. EXHIBITS (Continued)

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000.

(8)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

(9)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 15, 2009.

(10)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on August 3, 2009.

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