Form 10-Q
period 2009-09-30
HANMI FINANCIAL CORP
filed 2009-11-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of October 31, 2009, there were 51,201,390 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands; Except Share Data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and Due from Banks	$57,727	$83,933
Interest-Bearing Deposits in Other Banks	155,607	2,014
Federal Funds Sold	—	130,000

Cash and Cash Equivalents	213,334	215,947
Investment Securities Held to Maturity, at Amortized Cost (Fair Value of $876 as of September 30, 2009 and $910 as of December 31, 2008)	876	910
Investment Securities Available for Sale, at Fair Value (Amortized Cost of $200,633 as of September 30, 2009 and $195,077 as of December 31, 2008)	205,025	196,207
Loans Receivable, Net of Allowance for Loan Losses of $124,768 as of September 30, 2009 and $70,986 as of December 31, 2008	2,847,618	3,253,715
Loans Held for Sale, at the Lower of Cost or Fair Value	5,118	37,410
Due from Customers on Acceptances	1,859	4,295
Premises and Equipment, Net	19,302	20,279
Accrued Interest Receivable	11,389	12,347
Other Real Estate Owned, Net	27,140	823
Deferred Income Taxes, Net	2,464	29,456
Servicing Assets	3,957	3,791
Other Intangible Assets, Net	3,736	4,950
Investment in Federal Home Loan Bank Stock, at Cost	30,697	30,697
Investment in Federal Reserve Bank Stock, at Cost	10,053	10,228
Income Taxes Receivable	34,908	11,712
Bank-Owned Life Insurance	26,171	25,476
Other Assets	13,843	17,573

TOTAL ASSETS	$3,457,490	$3,875,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$561,548	$536,944
Interest-Bearing	2,430,312	2,533,136

Total Deposits	2,991,860	3,070,080
Accrued Interest Payable	19,730	18,539
Bank Acceptances Outstanding	1,859	4,295
Federal Home Loan Bank Advances	160,828	422,196
Other Borrowings	1,496	787
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	12,191	13,598

Total Liabilities	3,270,370	3,611,901

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 200,000,000 Shares; 55,833,890 Shares Issued (51,201,390 Shares Outstanding) as of September 30, 2009 and 50,538,049 Shares Issued (45,905,549 Shares Outstanding) as of December 31, 2008	56	51
Additional Paid-In Capital	357,028	349,304
Unearned Compensation	(361)	(218)
Accumulated Other Comprehensive Income — Unrealized Gain on Investment Securities Available for Sale, Net of Income Taxes of $1,847 as of September 30, 2009 and $473 as of December 31, 2008	2,559	544
Retained Deficit	(102,150)	(15,754)
Less Treasury Stock, at Cost; 4,632,500 Shares as of September 30, 2009 and December 31, 2008	(70,012)	(70,012)

Total Stockholders’ Equity	187,120	263,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,457,490	$3,875,816

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands; Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$42,705	$56,134	$132,508	$172,637
Taxable Interest on Investment Securities	1,541	2,049	4,261	7,743
Tax-Exempt Interest on Investment Securities	607	650	1,871	2,071
Interest on Term Federal Funds Sold	293	—	1,688	—
Dividends on Federal Reserve Bank Stock	150	176	456	528
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	67	23	261	137
Interest on Interest-Bearing Deposits in Other Banks	68	4	81	5
Dividends on Federal Home Loan Bank Stock	64	405	64	953

Total Interest and Dividend Income	45,495	59,441	141,190	184,074

INTEREST EXPENSE:
Interest on Deposits	17,365	19,365	62,836	64,699
Interest on Federal Home Loan Bank Advances	865	3,324	2,987	11,406
Interest on Junior Subordinated Debentures	747	1,150	2,581	3,763
Interest on Other Borrowings	—	5	2	344

Total Interest Expense	18,977	23,844	68,406	80,212

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	26,518	35,597	72,784	103,862
Provision for Credit Losses	49,500	13,176	119,387	50,226

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	(22,982)	22,421	(46,603)	53,636

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	4,275	4,648	13,032	13,904
Insurance Commissions	1,063	1,194	3,430	3,893
Remittance Fees	511	499	1,579	1,543
Trade Finance Fees	512	784	1,517	2,474
Other Service Charges and Fees	489	433	1,439	1,852
Net Gain on Sales of Loans	864	—	866	765
Bank-Owned Life Insurance Income	234	241	695	715
Gain on Sales of Investment Securities	—	—	1,277	618
Loss on Sales of Investment Securities	—	(483)	(109)	(483)
Other-Than-Temporary Impairment Loss on Investment Securities	—	(2,410)	—	(2,410)
Other Operating Income (Loss)	265	422	(462)	1,874

Total Non-Interest Income	8,213	5,328	23,264	24,745

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	8,648	10,782	24,659	33,363
Occupancy and Equipment	2,834	2,786	8,506	8,360
Deposit Insurance Premiums and Regulatory Assessments	2,001	780	7,420	2,098
Other Real Estate Owned Expense	3,372	2	5,017	141
Data Processing	1,608	1,498	4,691	4,730
Professional Fees	1,239	647	2,745	2,627
Supplies and Communication	603	681	1,772	2,008
Advertising and Promotion	447	914	1,640	2,614
Loan-Related Expense	192	170	1,590	569
Amortization of Other Intangible Assets	379	478	1,214	1,504
Other Operating Expenses	2,366	3,497	7,383	7,859
Impairment Loss on Goodwill	—	—	—	107,393

Total Non-Interest Expense	23,689	22,235	66,637	173,266

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(38,458)	5,514	(89,976)	(94,885)
Provision (Benefit) for Income Taxes	21,207	1,166	(3,580)	3,393

NET INCOME (LOSS)	$(59,665)	$4,348	$(86,396)	$(98,278)

EARNINGS (LOSS) PER SHARE:
Basic	$(1.26)	$0.09	$(1.86)	$(2.14)
Diluted	$(1.26)	$0.09	$(1.86)	$(2.14)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	47,413,141	45,881,549	46,415,225	45,869,069
Diluted	47,413,141	45,933,043	46,415,225	45,869,069
DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$0.09
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (UNAUDITED)
(In Thousands; Except Share Data)

	Common Stock - Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other	Retained	Treasury	Total
		Treasury		Common	Paid-In	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity
BALANCE AS OF JANUARY 1, 2008	50,493,441	(4,632,500)	45,860,941	$50	$348,073	$(245)	$275	$92,415	$(70,012)	$370,556

Cumulative-Effect Adjustment from the Adoption of FASB ASC 715-60	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	752	39	—	—	—	791
Restricted Stock Awards	10,000	—	10,000	—	67	(67)	—	—	—	—
Forfeiture of Restricted Stock Award	(5,000)	—	(5,000)	—	(41)	41	—	—	—	—
Cash Dividends	—	—	—	—	—	—	—	(3,853)	—	(3,853)

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(98,278)	—	(98,278)
Change in Unrealized Loss on Investment Securities Available for Sale, Net of Income Taxes	—	—	—	—	—	—	(20)	—	—	(20)

Total Comprehensive Loss										(98,298)

BALANCE AS OF SEPTEMBER 30, 2008	50,538,049	(4,632,500)	45,905,549	$51	$349,073	$(232)	$255	$(11,939)	$(70,012)	$267,196

BALANCE AS OF JANUARY 1, 2009	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

Shares Issued in Private Offering, Net of Offering and Underwriting Costs	5,070,423	—	5,070,423	5	6,834	—	—	—	—	6,839
Shares Issued for Business Acquisitions	39,418	—	39,418	—	46	—	—	—	—	46
Share-Based Compensation Expense	—	—	—	—	649	52	—	—	—	701
Restricted Stock Awards	205,000	—	205,000	—	284	(284)	—	—	—	—
Forfeiture of Restricted Stock Awards	(19,000)	—	(19,000)	—	(89)	89	—	—	—	—

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(86,396)	—	(86,396)
Change in Unrealized Gain on Investment Securities Available for Sale, Net of Income Taxes	—	—	—	—	—	—	2,015	—	—	2,015

Total Comprehensive Loss										(84,381)

BALANCE AS OF SEPTEMBER 30, 2009	55,833,890	(4,632,500)	51,201,390	$56	$357,028	$(361)	$2,559	$(102,150)	$(70,012)	$187,120

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(86,396)	$(98,278)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,977	2,202
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	(736)	121
Amortization of Other Intangible Assets	1,214	1,504
Amortization of Servicing Assets	597	1,068
Share-Based Compensation Expense	701	791
Provision for Credit Losses	119,387	50,226
Federal Home Loan Bank Stock Dividends	—	(953)
Net Gain on Sales of Investment Securities	(1,168)	(135)
Other-Than-Temporary Loss on Investment Securities	—	2,410
Net Gain on Sales of Loans	(866)	(765)
Loss on Sales of Other Real Estate Owned	440	132
Provision for Valuation Allowance on Other Real Estate Owned	2,501	—
Impairment Loss on Goodwill	—	107,393
Deferred Tax Expense (Benefit)	38,150	(212)
Origination of Loans Held for Sale	(1,221)	(45,490)
Net Proceeds from Sales of Loans Held for Sale	34,379	24,037
Decrease in Accrued Interest Receivable	958	3,610
Increase in Servicing Asset	(763)	(750)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(695)	(714)
(Increase) Decrease in Other Assets	(1,894)	7,706
Increase in Income Taxes Receivable	(29,976)	(12,154)
Increase (Decrease) in Accrued Interest Payable	1,191	(10,484)
Decrease in Other Liabilities	(1,681)	(6,058)

Net Cash Provided By Operating Activities	76,099	25,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	175	2,536
Proceeds from Matured or Called Investment Securities Available for Sale	47,290	124,950
Proceeds from Sales of Investment Securities Available for Sale	38,448	26,001
Proceeds from Sales of Other Real Estate Owned	4,068	155
Net Decrease (Increase) in Loans Receivable	253,704	(68,459)
Purchases of Federal Home Loan Bank Stock	—	(10,261)
Purchases of Investment Securities Available for Sale	(89,357)	(25,336)
Purchases of Premises and Equipment	(1,000)	(2,114)

Net Cash Provided By Investing Activities	253,328	47,472

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Deposits	(78,220)	(202,322)
Net Proceeds from Issuance of Common Stock in Private Offering	6,839	—
Cash Paid to Repurchase Stock Options	—	(70)
Cash Dividends Paid	—	(3,853)
Proceeds from Long-Term Federal Home Loan Bank Advances	—	250,000
Repayment of Long-Term Federal Home Loan Bank Advances	(107,139)	(349)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(153,520)	(151,843)

Net Cash Used In Financing Activities	(332,040)	(108,437)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,613)	(35,758)
Cash and Cash Equivalents at Beginning of Period	215,947	122,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$213,334	$86,640

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$67,215	$90,696
Income Taxes Paid	$—	$13,873
Non-Cash Activities:
Stock Issued for Business Acquisition	$46	$293
Transfer of Loans to Other Real Estate Owned	$38,326	$2,988
Loan Provided in the Sale of Other Real Estate Owned	$5,000	$—
Transfer of Equity Securities from Other Assets to Securities Available for Sale	$—	$511
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
NOTE 1 — BASIS OF PRESENTATION
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”), a California state chartered bank. Our other subsidiaries are Chun-Ha Insurance Services, Inc. and All World Insurance Services, Inc.
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2009, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
     Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.
     The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification™ (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
NOTE 2 — LIQUIDITY
     FASB ASC 275, “Risks and Uncertainties,” requires reporting entities to disclose information about the nature of their operations and vulnerabilities due to certain concentrations. Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 2 — LIQUIDITY (Continued)
Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets through December 31, 2009 to meet its operating cash needs. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has also elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of September 30, 2009, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $3.8 million, up from $2.2 million as of December 31, 2008.
Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. For the past nine months, the Bank launched two deposit campaigns to increase new deposits and reduce its reliance on wholesale funding to an optimum level. Through the first deposit campaign promoted from December 2008 and early part of March 2009, the Bank achieved the objectives of maintaining strong liquidity and reducing its reliance on wholesale funds. The second deposit campaign, which started in June 2009, has been undertaken to specifically increase new core deposits and recapture time deposits raised from the first deposit promotion. During the third quarter of 2009, we successfully recaptured a substantial portion of the matured time deposits and raised new retail deposits with low-cost core-deposit products. This deposit-portfolio rebalancing implemented under the Bank’s de-leveraging strategy allowed some run-off of rate-sensitive deposits. As a result, total deposits slightly decreased by $78.2 million, or 2.5 percent, from $3.07 billion as of December 31, 2008 to $2.99 billion as of September 30, 2009. The Bank’s wholesale funds, consisting of Federal Home Loan Bank (“FHLB”) advances and brokered deposits, decreased $743.6 million to $552.8 million at September 30, 2009 from $1.30 billion at December 31, 2008.
     As of September 30, 2009, the Bank’s total risk-based capital ratio was 9.69 percent, which causes us to be considered adequately capitalized under the regulatory framework for prompt corrective action. Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the Federal Deposit Insurance Corporation (“FDIC”) to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule, which is not effective until January 1, 2010, limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions. If an institution could provide evidence that its local rate is higher, the FDIC may permit that institution to offer the higher local rate plus 75 basis points. Hanmi Bank is currently evaluating the local interest rate environment to determine whether it would be beneficial to provide evidence to the FDIC that the local rate is higher than the national rate. In the event that we determine to provide such evidence to the FDIC, there can be no assurance that the FDIC will concur with our assessment. As a result, our ability to compete for local deposits in the Korean-American community may be limited.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 2 — LIQUIDITY (Continued)
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 20 percent of its total assets. As of September 30, 2009, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $499.7 million and $337.6 million, respectively. The Bank’s FHLB borrowings as of September 30, 2009 totaled $160.8 million, representing 4.7 percent of total assets. As of November 3, 2009, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $532.3 million and $370.1 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $244.7 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $445.0 million, and had no borrowings as of September 30, 2009. In August 2009, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million. This line of credit will continue for a term of one year, and, unless amended or terminated, will automatically renew for successive one-year terms.
     On July 10, 2009, due to a deterioration in the Bank’s risk profile, the Borrower in Custody Program of the Fed Discount Window in which the Bank has participated changed from the primary credit program to the secondary credit program, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate. As of November 3, 2009, the Bank had $150.8 million available for use through the Fed Discount Window, as the Bank pledged loans with a carrying value of $445.0 million, and there were no borrowings. The Bank’s borrowing line available with the Fed Discount Window decreased $93.9 million to $150.8 million on November 3, 2009 from $244.7 million on September 30, 2009, due to the Fed Discount Window applying new collateral margins to all participating banks, effective October 19, 2009. As the Bank has a sufficient amount of pledgeable loans, it will pledge additional loans to maintain an adequate level of borrowing line with the Fed Discount Window.
     Current market conditions have limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. The Bank is currently restricted from accepting brokered deposits as a funding source unless we obtain a waiver from the FDIC (see “Note 13 — Subsequent Events” for further information). On October 9, 2009, the Bank filed a request with the FDIC for a waiver of the brokered deposit restrictions for the primary purposes of enhancing profitability and managing our interest-rate risk. As of September 30, 2009, brokered deposits were $391.9 million, or 13.1 percent of total deposits. All brokered deposits are currently scheduled to mature on or prior to June 30, 2010. For the past nine months, the Bank successfully replaced $482.3 million of brokered deposits with retail deposits. In the event that the Bank cannot secure the waiver from the FDIC, the Bank believes that it will be able to replenish the maturing brokered deposits with retail deposits, as it demonstrated its ability to generate retail deposits for the past nine months. However, these higher costs funds would be expected to affect our earnings and net interest margin. If the Bank is unable to replace these maturing deposits with new deposits, the Bank believes that it has adequate liquidity resources to fund its ongoing obligations with its secured funding outlets with the FHLB and Fed Discount Window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 3 — REGULATORY MATTERS
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
     To be categorized as “well capitalized,” the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios as set forth in the table below. The capital ratios of Hanmi Financial and the Bank as of September 30, 2009 and December 31, 2008 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2009
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$281,845	9.15%	$246,403	8.00%	N/A	N/A
Hanmi Bank	$297,942	9.69%	$246,071	8.00%	$307,589	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$241,951	7.86%	$123,202	4.00%	N/A	N/A
Hanmi Bank	$258,262	8.40%	$123,035	4.00%	$184,553	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$241,951	6.60%	$146,608	4.00%	N/A	N/A
Hanmi Bank	$258,262	7.05%	$146,444	4.00%	$183,055	5.00%

December 31, 2008
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$383,043	10.79%	$283,943	8.00%	N/A	N/A
Hanmi Bank	$379,438	10.70%	$283,561	8.00%	$354,451	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$338,042	9.52%	$141,972	4.00%	N/A	N/A
Hanmi Bank	$334,628	9.44%	$141,781	4.00%	$212,671	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$338,042	8.93%	$151,371	4.00%	N/A	N/A
Hanmi Bank	$334,628	8.85%	$151,168	4.00%	$188,959	5.00%
     As of September 30, 2009, the Bank’s total risk-based capital ratio was 9.69 percent, which causes us to be considered “adequately capitalized” under the regulatory framework for prompt corrective action.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 3 — REGULATORY MATTERS (Continued)
Memorandum of Understanding
     On October 8, 2008, the members of the Board of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the Federal Reserve Bank of San Francisco (“FRB”) and the California Department of Financial Institutions (the “DFI” and with the FRB, the “Regulators”) to address certain issues raised in the Bank’s regulatory examination by the DFI on March 10, 2008. The memorandum of understanding has been superseded by the Final Order (the “Order”) issued by the DFI, and the Written Agreement (the “Agreement”) with the FRB, each of which were issued effective as of November 2, 2009. See “Note 13 — Subsequent Events” for further details regarding the Order and Agreement.
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
     As of September 30, 2009, the Bank had a Tier 1 leverage ratio of 7.05 percent and tangible stockholder’s equity to total tangible assets ratio of 7.57 percent, both of which are below the minimum requirements required by the memorandum of understanding. See “Note 13 — Subsequent Events” for further information. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.
     The Board and management are committed to addressing and resolving the issues raised in the memorandum of understanding on a timely basis. Since completion of the March 10, 2008 regulatory examination, actions have already been undertaken to address and resolve many of the issues raised by the memorandum of understanding.
     As noted above, some of the more significant changes have been in the area of methodology for estimation of the allowances for loan losses. With the changes in the economic climate, we have made various changes quarter to quarter, including:
•	In the first quarter of 2008, the historical loss rate migration analysis was enhanced. Twelve previous quarters loss history, with the most recent six quarters weighted more heavily at 1.5 to 1.0 to factor in the increased loss rate to reflect the changing economic environment. Previously, the analysis was conducted using the previous 28 quarters all weighted evenly. The revision is more realistic and dynamic, which is particularly pertinent during these fast-changing times.

•	The reserve factors for contingent liabilities have also been enhanced and now are based on the actual loan pool usage percentages and the risk rating reserve percentages, whereas before only the weighted historical loss rates for clean loans were used.

•	Furthermore, collateral values are fluctuating more widely this past year than in previous years. Therefore, real estate secured loans are being monitored more frequently, and collateral is being reappraised more frequently so that impairment on these loans, whether they are classified loans or pass loans, may be calculated accurately for purposes of the allowance for loan losses.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 3 — REGULATORY MATTERS (Continued)
•	The impairment policy has also been revised to require charge-off of fully impaired loans within 90 days of the impairment date. Exceptions to this policy are allowed only with the Chief Credit Officer’s approval.

•	The memorandum of understanding addresses enhancement of loan policies and procedures. The revisions to the loan policies and procedures were made more in response to changes in the business environment and increased credit risk, rather than to a specific mandate in the Memorandum of Understanding.
     The rapidly changing economic conditions that have drastically affected our borrowers have necessitated several revisions to the qualitative factors used in the estimation of the allowance for loan losses. Some of the more significant qualitative factors adjusted are increases in delinquencies, classified assets, non-performing loans and charge-offs, changes in quality of loan review, credit concentrations, and external factors of real estate, construction, commercial term, line of credit and Small Business Administration (“SBA”) loans. Overall, qualitative adjustment totals increased by $10.5 million, or 64.7 percent, to $26.6 million for the third quarter of 2009 from $16.1 million for the fourth quarter of 2008. Specifically, the largest two loan pools, commercial term loans (secured and unsecured combined) and commercial real estate loans, had significant increases in qualitative adjustments, collectively exceeding $9.2 million in increases during the time period.
     Certain actions that we have specifically taken to comply with the memorandum of understanding include the following:
•	The Board of Directors’ membership has been changed. Since October 2008, seven directors have retired or resigned. The Board has successfully recruited and elected four new directors, each of them with prior banking experience, professional designations and a wealth of knowledge and experience.

•	The Corporate Governance Guidelines have also been revised and enhanced to more clearly outline director qualifications, nomination procedures and succession planning.

•	The memorandum of understanding also called for enhancements to the Capital Augmentation and Maintenance Plan, the Liquidity Contingency Plan, the Strategic Plan and the Earnings Plan. These have been completed and the plans are being followed with positive results.
     The regulators also recommended that the Board of Directors increase its members by one additional director and make further enhancements to the management succession and retention programs. The Board of Directors is addressing these issues.
     The memorandum of understanding requires the Bank to submit reports quarterly on the progress made on all of the provisions. At this time, the Bank is in full or substantial compliance with a majority of the provisions, with the understanding that some of the provisions, like the Asset Quality Improvement Plan, the Capital Augmentation and Maintenance Plan, and the Earnings Plan, require the implementation of the plans and a passage of time to show the results of the plans.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 3 — REGULATORY MATTERS (Continued)
     The liquidity contingency plan, earnings plan and updated strategic plan have been revised as part the Bank’s actions to comply with the memorandum of understanding. As previously reported, certain directors have retired from the Board and other directors have joined the Board, bringing broader and more diverse skill sets.
Capital Plan
     Separately, in accordance with our prior commitment to the FRB, Hanmi Financial has adopted a consolidated capital plan to augment and maintain a sufficient consolidated capital position. In addition, Hanmi Financial has agreed that it will not, and is currently restricted pursuant to the terms of the Agreement and Order from: (i) declare or pay any dividends or make any payments on its junior subordinated debentures or any other capital distributions without the prior written consent of the FRB, and (ii) incur, increase or renew any existing debt or purchase, redeem or otherwise acquire any of its capital stock without the prior written consent of the FRB. In order to preserve its capital position, the Board of Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. Finally, Hanmi Financial has agreed to provide prior written notice and obtain the consent of the FRB prior to appointing any new directors or senior executive officers.
NOTE 4 — FAIR VALUE MEASUREMENTS
Fair Value Option and Fair Value Measurements
     FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.
     FASB ASC 825, “Financial Instruments,” provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 825 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FASB ASC 825 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as providing disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods. FASB ASC is effective for interim and annual reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 825 requires comparative disclosures only for periods ending after initial adoption. We adopted FASB ASC 825 in the second quarter of 2009. The adoption of FASB ASC 825 resulted in additional disclosures that are presented in “Note 5 — Investment Securities.”

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
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
     Impaired Loans — FASB ASC 820 applies to loans measured for impairment using the practical expedients permitted by FASB ASC 310, “Receivables,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These loans are classified as Level 2 and subject to non-recurring fair value adjustments.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
     FASB ASC 320, “Investments — Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. FASB ASC 320 did not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. FASB ASC 320 also extended disclosure requirements about debt and equity securities to interim reporting periods. FASB ASC 320 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 320 requires comparative disclosures only for periods ending after initial adoption. We adopted FASB ASC 320 in the second quarter of 2009 and it had no impact on our financial condition or results of operations.
Fair Value Measurement
     FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a three-level fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:
• Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

• Level 2	Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

• Leve1 3	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     As of September 30, 2009, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs With No
	Active Markets	Active Market	Significant	Balance as of
	for Identical	With Identical	Unobservable	September 30,
	Assets	Characteristics	Inputs	2009
	(In Thousands)
ASSETS:
Investment Securities Available for Sale:
Mortgage-Backed Securities	$—	$80,089	$—	$80,089
Municipal Bonds	—	57,437	—	57,437
U.S. Government Agency Securities	38,022	—	—	38,022
Collateralized Mortgage Obligations	—	15,576	—	15,576
Asset-Backed Securities	—	8,417	—	8,417
Other Securities	—	2,971	1,201	4,172
Equity Securities	873	—	—	873
Corporate Bond	439	—	—	439

Total Investment Securities Available for Sale	$39,334	$164,490	$1,201	$205,025

Servicing Assets	$—	$—	$3,957	$3,957
LIABILITIES:
Servicing Liabilities	$—	$—	$(225)	$(225)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains (Losses)		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	July 1,	Issuances and	Gains (Losses)	Comprehensive	In and/or Out	September 30,
	2009	Settlements	in Earnings	Income	of Level 3	2009
	(In Thousands)
ASSETS:
Investment Securities Available for Sale — Other Securities	$1,571	$—	$—	$(370)	$—	$1,201
Servicing Assets	$3,444	$689	$(176)	$—	$—	$3,957
LIABILITIES:
Servicing Liabilities	$(222)	$—	$(3)	$—	$—	$(225)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains (Losses)		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains (Losses)	Comprehensive	In and/or Out	September 30,
	2009	Settlements	in Earnings	Income	of Level 3	2009
	(In Thousands)
ASSETS:
Investment Securities Available for Sale — Other Securities	$1,311	$—	$—	$(110)	$—	$1,201
Servicing Assets	$3,791	$763	$(597)	$—	$—	$3,957
LIABILITIES:
Servicing Liabilities	$(238)	$—	$13	$—	$—	$(225)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of September 30, 2009, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs With No
	Active Markets	Active Market	Significant	Balance as of
	for Identical	With Identical	Unobservable	September 30,	Total
	Assets	Characteristics	Inputs	2009	Gains (Losses)
	(In Thousands)
ASSETS:
Loans Held for Sale	$—	$5,118	$—	$5,118	$—
Impaired Loans	$—	$111,038	$—	$111,038	$(19,478)
Other Real Estate Owned	$—	$27,140	$—	$27,140	$(2,501)
Other Intangible Assets	$—	$—	$3,736	$3,736	$—
Assets and Liabilities Not Measured at Fair Value on a Recurring or Non-Recurring Basis
     FASB ASC 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis or non-recurring basis are discussed above.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
     The estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$213,334	$213,334	$215,947	$215,947
Investment Securities Held to Maturity	$876	$876	$910	$910
Investment Securities Available for Sale	$205,025	$205,025	$196,207	$196,207
Loans Receivable, Net of Allowance for Loan Losses	$2,847,618	$2,819,147	$3,253,715	$3,246,955
Accrued Interest Receivable	$11,389	$11,389	$12,347	$12,347
Investment in Federal Home Loan Bank Stock	$30,697	$30,697	$30,697	$30,697
Investment in Federal Reserve Bank Stock	$10,053	$10,053	$10,228	$10,228
Financial Liabilities:
Noninterest-Bearing Deposits	$561,548	$561,548	$536,944	$536,944
Interest-Bearing Deposits	$2,430,312	$2,437,022	$2,533,136	$2,538,394
Borrowings	$244,730	$244,008	$505,389	$506,429
Accrued Interest Payable	$19,730	$19,730	$18,539	$18,539
Off-Balance Sheet Items:
Commitments to Extend Credit	$304,328	$245	$386,785	$384
Standby Letters of Credit	$40,085	$88	$47,289	$194
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
     Loans Receivable, Net of Allowance for Loan Losses — Fair values were estimated by loan portfolio and were based on discounted cash flows utilizing discount rates that approximate the pricing of similar loans, anticipated repayment schedules and default factors. The fair value of non-performing loans at September 30, 2009 and December 31, 2008 was not estimated because it was not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. Loans held for sale were excluded.
     Accrued Interest Receivable — The carrying amount of accrued interest receivable approximates its fair value.
     Investment in Federal Home Loan Bank Stock and Investment in Federal Reserve Bank Stock — The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.
     Noninterest-Bearing Deposits — The fair value of noninterest-bearing deposits was the amount payable on demand at the reporting date.
     Interest-Bearing Deposits — The fair value of interest-bearing deposits, such as certificates of deposit, was estimated based on discounted cash flows. The discount rate used was based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
     Borrowings — Borrowings consist of FHLB advances, junior subordinated debentures and other borrowings. Discounted cash flows have been used to value borrowings.
     Accrued Interest Payable — The carrying amount of accrued interest payable approximates its fair value.
     Commitments to Extend Credit and Standby Letters of Credit — The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.
NOTE 5 — INVESTMENT SECURITIES
     The following is a summary of investment securities held to maturity:

	Amortized	Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
		Gain	Loss	Value
	(In Thousands)
September 30, 2009:
Municipal Bonds	$695	$—	$—	$695
Mortgage-Backed Securities (1)	181	—	—	181

	$876	$—	$—	$876

December 31, 2008:
Municipal Bonds	$695	$—	$—	$695
Mortgage-Backed Securities (1)	215	—	—	215

	$910	$—	$—	$910

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 5 — INVESTMENT SECURITIES (Continued)
     The following is a summary of investment securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
September 30, 2009:
Mortgage-Backed Securities (1)	$78,434	$1,685	$30	$80,089
Municipal Bonds	55,511	1,999	73	57,437
U.S. Government Agency Securities	38,317	7	302	38,022
Collateralized Mortgage Obligations (2)	15,240	336	—	15,576
Asset-Backed Securities	8,331	88	2	8,417
Other Securities	3,925	280	33	4,172
Equity Securities	511	362	—	873
Corporate Bond (3)	364	75	—	439

	$200,633	$4,832	$440	$205,025

December 31, 2008:
Mortgage-Backed Securities (1)	$77,515	$1,536	$191	$78,860
Municipal Bonds	58,987	413	1,087	58,313
U.S. Government Agency Securities	17,580	120	—	17,700
Collateralized Mortgage Obligations (2)	36,204	137	179	36,162
Other Securities	3,925	387	112	4,200
Equity Securities	511	293	—	804
Corporate Bond (3)	355	—	186	169

	$195,077	$2,886	$1,755	$196,208

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities, except for two private-label securities held as of December 31, 2008 with an unrealized loss totaling $42,000. The two private-label securities were sold during the three months ended March 31, 2009.

(3)	Balances presented for amortized cost, representing one corporate bond, were net of an OTTI charge of $2.4 million, which was related to a credit loss, as of September 30, 2009 and December 31, 2008. Therefore, the adoption of FASB ASC 320 did not require a reclassification for the non-credit portion of previously recognized OTTI from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.
     The amortized cost and estimated fair value of investment securities as of September 30, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$5,708	$6,052	$—	$—
Over One Year Through Five Years	2,873	3,009	—	—
Over Five Years Through Ten Years	31,330	31,624	695	695
Over Ten Years	66,537	67,802	—	—
Mortgage-Backed Securities	78,434	80,089	181	181
Collateralized Mortgage Obligations	15,240	15,576	—	—
Equity Securities	511	873	—	—

	$200,633	$205,025	$876	$876

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 5 — INVESTMENT SECURITIES (Continued)
     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2009 and December 31, 2008:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
	(In Thousands)
September 30, 2009:
Mortgage-Backed Securities	$30	$10,183	6	$—	$—	—	$30	$10,183	6
Municipal Bonds	7	1,960	3	66	807	1	73	2,767	4
U.S. Government Agency Securities	302	34,685	6	—	—	—	302	34,685	6
Collateralized Mortgage Obligations	—	—	—	—	—	—	—	—	—
Asset-Backed Securities	2	5,463	1	—	—	—	2	5,463	1
Other Securities	—	—	—	33	967	1	33	967	1

	$341	$52,291	16	$99	$1,774	2	$440	$54,065	18

December 31, 2008:
Mortgage-Backed Securities	$158	$10,631	42	$33	$5,277	4	$191	$15,908	46
Municipal Bonds	968	35,614	66	119	1,749	4	1,087	37,363	70
Collateralized Mortgage Obligations	36	4,569	4	143	5,903	4	179	10,472	8
Other Securities	72	929	1	40	1,960	2	112	2,889	3
Corporate Bonds	186	169	1	—	—	—	186	169	1

	$1,420	$51,912	114	$335	$14,889	14	$1,755	$66,801	128

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2009 and December 31, 2008 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2009. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2009 and December 31, 2008 are not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2009 and December 31, 2008 are warranted.
     Investment securities available for sale with carrying values of $123.4 million and $123.6 million as of September 30, 2009 and December 31, 2008, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 5 — INVESTMENT SECURITIES (Continued)
     Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense (benefit) on sales of investment securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$—	$—	$1,277	$618
Gross Realized Losses on Sales of Investment Securities	—	(483)	(109)	(483)

Net Realized Gains (Losses) on Sales of Investment Securities	$—	$(483)	$1,168	$135

Proceeds from Sales of Investment Securities	$—	$2,000	$38,448	$26,001
Tax Expense (Benefit) on Sales of Investment Securities	$—	$(203)	$16,166	$57
     For the three months ended September 30, 2009, $1.0 million ($584,000, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income. For the three months ended September 30, 2008, $384,000 ($223,000, net of income taxes) of net unrealized losses arose during the period and was included in comprehensive income and $10,000 ($6,000, net of income taxes) of previously net unrealized losses were realized in earnings. For the nine months ended September 30, 2009, $4.2 million ($2.5 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and $975,000 ($565,000, net of income taxes) of previously net unrealized gains were realized in earnings. For the nine months ended September 30, 2008, $70,000 ($41,000, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and $458,000 ($265,000, net of income taxes) of previously net unrealized gains were realized in earnings.
NOTE 6 — LOANS
Loans Receivable
     Loans receivable consisted of the following as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(In Thousands)
Real Estate Loans:
Commercial Property	$877,053	$908,970
Construction	127,304	178,783
Residential Property	82,378	92,361

Total Real Estate Loans	1,086,735	1,180,114

Commercial and Industrial Loans:
Commercial Term Loans	1,477,843	1,611,449
SBA Loans	135,043	140,989
Commercial Lines of Credit	128,844	214,699
International Loans	77,194	95,185

Total Commercial and Industrial Loans	1,818,924	2,062,322

Consumer Loans	68,537	83,525

Total Gross Loans	2,974,196	3,325,961
Deferred Loan Fees	(1,810)	(1,260)
Allowance for Loan Losses	(124,768)	(70,986)

Loans Receivable, Net	$2,847,618	$3,253,715

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 6 — LOANS (Continued)
     Accrued interest on loans receivable amounted to $10.0 million and $11.8 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, loans receivable totaling $1.36 billion and $2.84 billion, respectively, were pledged to secure FHLB advances and the Fed Discount Window.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$105,268	$62,977	$70,986	$43,611

Actual Charge-Offs	(30,362)	(12,171)	(67,210)	(28,679)
Recoveries on Loans Previously Charged Off	487	340	1,925	1,331

Net Loan Charge-Offs	(29,875)	(11,831)	(65,285)	(27,348)

Provision Charged to Operating Expenses	49,375	12,802	119,067	47,685

Balance at End of Period	$124,768	$63,948	$124,768	$63,948

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$4,291	$3,932	$4,096	$1,765
Provision Charged to Operating Expenses	125	374	320	2,541

Balance at End of Period	$4,416	$4,306	$4,416	$4,306

Impaired Loans
     The following table provides information on impaired loans as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(In Thousands)
Recorded Investment With Related Allowance	$190,974	$71,448
Recorded Investment With No Related Allowance	39,698	49,945
Allowance on Impaired Loans	(36,672)	(18,157)

Net Recorded Investment in Impaired Loans	$194,000	$103,236

     The average recorded investment in impaired loans was $262.9 million and $114.9 million for the nine months ended September 30, 2009 and 2008, respectively.
     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$5,473	$3,716	$12,126	$8,148
Less: Interest Income Recognized on Impaired Loans	(3,987)	(2,386)	(7,591)	(3,017)

Interest Foregone on Impaired Loans	$1,486	$1,330	$4,535	$5,131

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 6 — LOANS (Continued)
     There were no commitments to lend additional funds to borrowers whose loans are included above.
Non-Performing Assets
     The following table details non-performing assets as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(In Thousands)
Non-Accrual Loans	$174,363	$120,823
Loans 90 Days or More Past Due and Still Accruing	64	1,075

Total Non-Performing Loans	174,427	121,898
Other Real Estate Owned, Net	27,140	823

Total Non-Performing Assets	$201,567	$122,721

Troubled Debt Restructurings on Accrual Status	$69,893	$—
     Loans on non-accrual status totaled $174.4 million and $120.8 million as of September 30, 2009 and December 31, 2008, respectively. Loans past due 90 days or more and still accruing interest totaled $64,000 and $1.1 million as of September 30, 2009 and December 31, 2008, respectively.
     As of September 30, 2009, other real estate owned consisted of 12 properties with a combined net carrying value of $27.1 million. During the nine months ended September 30, 2009, 14 properties, with a carrying value of $38.3 million, were transferred from loans receivable to other real estate owned and 5 properties, with a carrying value of $9.5 million, were sold and a loss of $440,000 was recognized. As of December 31, 2008, other real estate owned consisted of three properties with a combined net carrying value of $823,000.
     During the nine months ended September 30, 2009, we restructured monthly payments on 266 loans, with a carrying value of $217.8 million as of September 30, 2009, through temporary interest rate reductions of six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. In addition, we determined that these restructured loans are well secured. As of September 30, 2009, troubled debt restructurings on accrual status totaled $69.9 million, all of which were temporary interest rate reductions, and a $411,000 impairment allowance relating to these loans was included in the allowance for loan losses. As of December 31, 2008, there were no troubled debt restructurings on accrual status.
NOTE 7 — INCOME TAXES
     During the third quarter of 2009, we recorded a valuation allowance of $44.9 million on our deferred tax assets. Under GAAP, a valuation allowance must be recognized if it is “more likely than not” that such deferred tax assets will not be realized. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets on a quarterly basis.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 7 — INCOME TAXES (Continued)
     In conducting our regular quarterly evaluation, we made a determination to establish a valuation allowance as of September 30, 2009 based primarily upon the existence of a three-year cumulative loss derived by combining the pre-tax losses reported during the two most recent annual periods with management’s current projected results for the year ending December 31, 2009. This three-year cumulative loss position is primarily attributable to significant provisions for credit losses. Although our current financial forecasts indicate that sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined as of September 30, 2009. The remaining net deferred tax assets of $2.5 million represents the remaining portion of operating loss carryback potential.
NOTE 8 — SHARE-BASED COMPENSATION
Share-Based Compensation Expense
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In Thousands)
Share-Based Compensation Expense	$212	$284	$701	$791
Related Tax Benefits	$89	$119	$295	$333
Unrecognized Share-Based Compensation Expense
     As of September 30, 2009, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$1,014	2.2 years
Restricted Stock Awards	361	4.0 years

Total Unrecognized Share-Based Compensation Expense	$1,375	2.7 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 8 — SHARE-BASED COMPENSATION (Continued)
Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended September 30, 2009:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,355,917	$11.41	6.5 years	$96	(1)
Options Granted	20,000	$1.69	9.7 years
Options Expired	(105,648)	$8.43	2.6 years
Options Forfeited	(24,400)	$4.63	9.2 years

Options Outstanding at End of Period	1,245,869	$11.64	6.5 years	$68	(1)

Options Exercisable at End of Period	728,958	$14.03	5.2 years	$—

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.75 as of June 30, 2009, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.64 as of September 30, 2009, over the exercise price, multiplied by the number of options.
     The table below provides stock option information for the nine months ended September 30, 2009:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,323,467	$14.05	6.3 years	$—
Options Granted	270,000	$1.39	9.5 years
Options Expired	(243,998)	$12.27	4.1 years
Options Forfeited	(103,600)	$14.32	7.3 years

Options Outstanding at End of Period	1,245,869	$11.64	6.5 years	$68	(1)

Options Exercisable at End of Period	728,958	$14.03	5.2 years	$—

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.64 as of September 30, 2009, over the exercise price, multiplied by the number of options.
     There were no options exercised during the three and nine months ended September 30, 2009 and 2008.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 8 — SHARE-BASED COMPENSATION (Continued)
Restricted Stock Awards
     The table below provides restricted stock award information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted Stock at Beginning of Period	206,200	$2.09	20,200	$11.42
Restricted Stock Granted	15,000	$1.69	205,000	$1.41
Restricted Stock Vested	(1,000)	$5.15	(1,000)	$5.15
Restricted Stock Forfeited	(15,000)	$1.69	(19,000)	$4.73

Restricted Stock at End of Period	205,200	$2.08	205,200	$2.08

NOTE 9 — STOCKHOLDERS’ EQUITY
Securities Purchase Agreement
     On June 12, 2009, and subsequently modified on July 31, 2009 and September 28, 2009, we entered into a Securities Purchase Agreement by and between Hanmi Financial and Leading Investment & Securities Co., Ltd., a Korean securities broker-dealer (“LIS”), providing for the sale of 8,079,612 unregistered shares of Hanmi Financial common stock, par value $0.001 per share, to LIS at a purchase price of $1.37 per share (the “Acquisition”), resulting in gross proceeds of $11.1 million. The proceeds will be used to augment Hanmi Financial’s regulatory capital and for other general corporate purposes. The shares of common stock to be sold pursuant to the Securities Purchase Agreement are being offered and sold by us in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
     Pursuant to the terms of the Securities Purchase Agreement and the amendment of the Securities Purchase Agreement, LIS will accomplish the Acquisition through an initial purchase of 5,070,423 shares of Hanmi Financial common stock, representing up to 9.9 percent of the issued and outstanding shares of Hanmi Financial common stock after giving effect to the sale of such shares (the “Initial Acquisition”), and a subsequent purchase of 3,009,189 shares of Hanmi Financial common stock (the “Additional Acquisition”). Together, the Initial Acquisition and Additional Acquisition will represent up to 14.9 percent of the issued and outstanding shares of Hanmi Financial common stock after giving effect to the sale of such shares. The Initial Acquisition was completed on September 4, 2009, resulting in an initial investment of $6.8 million from LIS. The Additional Acquisition is subject to receipt of regulatory approval and the satisfaction of customary closing conditions. It is not anticipated that the Additional Acquisition will close during 2009 and there can be no assurance that this transaction will be consummated at all.
     In connection with the Acquisition, we also entered into a Registration Rights Agreement, dated June 12, 2009, by and between Hanmi Financial and LIS pursuant to which we have agreed to grant LIS certain demand registration rights with respect to the shares purchased in the Acquisition.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 10 — EARNINGS (LOSS) PER SHARE
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
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2009			2008
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per	Net	Weighted-	Per
	Net	Average	Share	Income	Average	Share
	Loss	Shares	Amount	(Loss)	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended September 30:
Basic EPS	$(59,665)	47,413,141	$(1.26)	$4,348	45,881,549	$0.09
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	51,494	—

Diluted EPS	$(59,665)	47,413,141	$(1.26)	$4,348	45,933,043	$0.09

Nine Months Ended September 30:
Basic EPS	$(86,396)	46,415,225	$(1.86)	$(98,278)	45,869,069	$(2.14)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	—	—

Diluted EPS	$(86,396)	46,415,225	$(1.86)	$(98,278)	45,869,069	$(2.14)

     For the three months ended September 30, 2009 and 2008, there were 1,451,069 and 1,336,382 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2009 and 2008, there were 1,451,069 and 1,266,382 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
NOTE 11 — OFF-BALANCE SHEET COMMITMENTS
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 11 — OFF-BALANCE SHEET COMMITMENTS (Continued)
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(In Thousands)
Commitments to Extend Credit	$304,328	$386,785
Standby Letters of Credit	40,085	47,289
Unused Credit Card Lines	19,281	16,912
Commercial Letters of Credit	15,568	29,177

Total Undisbursed Loan Commitments	$379,262	$480,163

NOTE 12 — SEGMENT REPORTING
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
NOTE 13 — SUBSEQUENT EVENTS
     Management has evaluated subsequent events through November 9, 2009, the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of and for the three and nine months ended September 30, 2009, except as disclosed below.
Regulatory Action
     On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Order from the DFI. On the same date, Hanmi Financial and the Bank entered into the Agreement with the FRB. The Order and the Agreement contain substantially similar provisions.
     The Order and the Agreement require the Board of Directors of the Bank to prepare and submit written plans to the DFI and the FRB that address the following items: (i) strengthening board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and, with respect to the Agreement, of Hanmi; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2010; (viii) improving the Bank’s liquidity position and funds management practices; and (ix) contingency funding. In addition, the Order and the Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank and requires the Bank to charge off or collect certain problem loans. The Order and the Agreement also require the Bank to review and revise its allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and the Bank and Hanmi must obtain prior approval from the FRB prior to declaring and paying dividends.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Continued)
NOTE 13 — SUBSEQUENT EVENTS (Continued)
     Under the Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million. The Bank will be required to maintain a ratio of tangible shareholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets
By December 31, 2009	Not Less Than 7.0 Percent
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB.
     The Board of Directors and management are committed to addressing and resolving the matters raised in the Order and the Agreement on a timely basis and actions have already been undertaken to comply with each requirement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2009. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
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

CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies (except for “Investment Securities,” which has been updated below), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.
Investment Securities
     The classification and accounting for investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008. Under GAAP, investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.
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
     We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine our financial resources, intent and overall ability to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, that are deemed other-than-temporarily impaired as of September 30, 2009 and December 31, 2008. Investment securities are discussed in more detail in “Notes to Consolidated Financial Statements (Unaudited), Note 5 — Investment Securities” presented elsewhere herein.

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$3,078,104	$3,341,250	$3,235,455	$3,320,559
Average Investment Securities	$209,021	$244,027	$190,243	$294,130
Average Interest-Earning Assets	$3,552,698	$3,630,755	$3,718,837	$3,659,255
Average Total Assets	$3,672,253	$3,789,614	$3,842,266	$3,892,197
Average Deposits	$3,100,419	$2,895,746	$3,174,880	$2,924,416
Average Borrowings	$297,455	$590,401	$374,139	$588,267
Average Interest-Bearing Liabilities	$2,844,821	$2,835,917	$3,013,651	$2,861,288
Average Stockholders’ Equity	$232,136	$267,433	$249,742	$340,894
Average Tangible Equity (2)	$228,169	$261,751	$245,377	$263,870
PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(1.26)	$0.09	$(1.86)	$(2.14)
Earnings (Loss) Per Share — Diluted	$(1.26)	$0.09	$(1.86)	$(2.14)
Common Shares Outstanding	51,201,390	45,905,549	51,201,390	45,905,549
Book Value Per Share (3)	$3.65	$5.82	$3.65	$5.82
Tangible Book Value Per Share (4)	$3.58	$5.70	$3.58	$5.70
Cash Dividends Per Share	$—	$—	$—	$0.09
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	(6.45%)	0.46%	(3.01%)	(3.37%)
Return on Average Stockholders’ Equity (5) (7)	(101.97%)	6.47%	(46.25%)	(38.51%)
Return on Average Tangible Equity (5) (8)	(103.75%)	6.61%	(47.08%)	(49.75%)
Efficiency Ratio (9)	68.21%	54.33%	69.38%	134.73%
Net Interest Spread (10)	2.47%	3.21%	2.08%	3.02%
Net Interest Margin (11)	3.00%	3.94%	2.65%	3.83%
Dividend Payout Ratio (12)	—	—	—	(4.20%)
Average Stockholders’ Equity to Average Total Assets	6.32%	7.06%	6.50%	8.76%
SELECTED CAPITAL RATIOS: (13)
Total Risk-Based Capital Ratio:
Hanmi Financial	9.15%	10.93%
Hanmi Bank	9.69%	10.84%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	7.86%	9.66%
Hanmi Bank	8.40%	9.57%
Tier 1 Leverage Ratio:
Hanmi Financial	6.60%	9.02%
Hanmi Bank	7.05%	8.94%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (14)	5.85%	3.34%	5.85%	3.34%
Non-Performing Assets to Total Assets (15)	5.83%	3.05%	5.83%	3.05%
Net Loan Charge-Offs to Average Total Gross Loans (16)	3.85%	1.41%	2.70%	1.10%
Allowance for Loan Losses to Total Gross Loans	4.19%	1.91%	4.19%	1.91%
Allowance for Loan Losses to Non-Performing Loans	71.53%	57.16%	71.53%	57.16%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average goodwill and average other intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net loss.

(6)	Net loss divided by average total assets.

(7)	Net loss divided by average stockholders’ equity.

(8)	Net loss divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(11)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(12)	Cash dividends per share times common shares outstanding divided by net loss.

(13)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(14)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.

(15)	Non-performing assets consist of non-performing loans (see footnote (14) above) and other real estate owned.

(16)	Calculation based upon annualized net loan charge-offs.

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in Thousands)
Average Stockholders’ Equity	$232,136	$267,433	$249,742	$340,894
Less Average Goodwill and Average Other Intangible Assets	(3,967)	(5,682)	(4,365)	(77,024)

Average Tangible Equity	$228,169	$261,751	$245,377	$263,870

Return on Average Stockholders’ Equity	(101.97%)	6.47%	(46.25%)	(38.51%)
Effect of Average Goodwill and Average Other Intangible Assets	(1.78%)	0.14%	(0.83%)	(11.24%)

Return on Average Tangible Equity	(103.75%)	6.61%	(47.08%)	(49.75%)

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
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	September 30,
	2009	2008
	(Dollars in Thousands, Except Per Share Data)
Total Stockholders’ Equity	$187,120	$267,196
Less Goodwill and Other Intangible Assets	(3,736)	(5,404)

Tangible Equity	$183,384	$261,792

Book Value Per Share	$3.65	$5.82
Effect of Goodwill and Other Intangible Assets	(0.07)	(0.12)

Tangible Book Value Per Share	$3.58	$5.70

EXECUTIVE OVERVIEW
     The focus of our business has been on commercial and real estate lending for small to medium size businesses. As of September 30, 2009, we maintained a branch network of 27 full-service branch offices in California and 2 loan production offices in Virginia and Washington.
     Since the second half of 2007, the economic conditions in the markets in which our borrowers operate have continued to deteriorate and the levels of loan delinquency and defaults that we experienced have been substantially higher than historical levels. As a result, we have made substantial provisions for credit losses in 2007, 2008 and the first nine months of 2009 that have adversely affected our earnings. We believe that our results of operations will continue to be adversely affected if economic conditions, particularly in California, continue to deteriorate.
     A continuing concern in the banking industry is liquidity. Our utilization of wholesale funds during the fourth quarter of 2008 improved our liquidity, and our strategic priority in 2009 has been to replace such wholesale funds with customer deposits. For the past nine months, the Bank launched two deposit campaigns to increase new deposits and reduce its reliance on wholesale funding to an optimum level. Through the first deposit campaign promoted from December 2008 and early part of March 2009, the Bank achieved the objectives of maintaining strong liquidity and reducing its reliance on wholesale funds. The second deposit campaign, which started in June 2009, has been undertaken to specifically increase new core deposits and recapture time deposits raised from the first deposit promotion. This deposit-portfolio rebalancing implemented under the Bank’s de-leveraging strategy allowed some run-off of rate-sensitive deposits. As a result, total deposits slightly decreased by $78.2 million, or 2.5 percent, to $2.99 billion as of September 30, 2009, compared to $3.07 billion as of December 31, 2008. Brokered deposits and FHLB advances decreased to $391.9 million and $160.8 million, respectively, as of September 30, 2009, compared to $874.2 million and $422.2 million, respectively, as of December 31, 2008.
     See “Liquidity and Capital Resources — Liquidity — Hanmi Bank” for further information.
     Total assets were $3.46 billion as of September 30, 2009, compared to $3.88 billion as of December 31, 2008, and total gross loans were $2.98 billion as of September 30, 2009, compared to $3.36 billion as of December 31, 2008. The decrease in total gross loans is the result of the de-leveraging strategy implemented in 2009 by focusing on asset quality over growth to successfully mitigate the economic downturn we are experiencing, as well as loan charge-offs and transfers to other real estate owned.
     In light of the ever-deepening recession and its possible effect on our customers, we continuously monitor the capital markets and review alternatives for additional capital to provide a sufficient cushion. The de-leveraging strategy we are pursuing will help our efforts to preserve such cushion in our capital in a passive manner. We have also actively searched for alternative ways to improve our capital position. On June 12, 2009, and subsequently modified on July 31, 2009 and September 28, 2009, we entered into a Securities Purchase Agreement by and between Hanmi Financial and LIS, providing for the sale of 8,079,612 unregistered shares of Hanmi Financial common stock, par value $0.001 per share, to LIS at a purchase price of $1.37 per share, resulting in gross proceeds of $11.1 million. The initial purchase of 5,070,423 shares of Hanmi Financial common stock was completed on September 4, 2009, resulting in an additional equity capital injection of $6.8 million. The purchase of the additional 3,009,189 shares of Hanmi Financial common stock is subject to receipt of regulatory approval and satisfaction of customary closing conditions. It is not anticipated that the additional acquisition will occur during 2009 and there can be no assurance that this transaction will be consummated at all.
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
Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	September 30, 2009			September 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,078,104	$42,705	5.50%	$3,341,250	$56,134	6.68%
Municipal Securities (2)	58,179	933	6.41%	60,979	1,000	6.56%
Obligations of Other U.S. Government Agencies	37,969	431	4.54%	46,777	483	4.13%
Other Debt Securities	112,873	1,110	3.93%	136,271	1,566	4.60%
Equity Securities (5)	41,741	214	2.05%	39,929	581	5.82%
Federal Funds Sold and Securities Purchased Under Resale Agreements	56,568	67	0.47%	4,797	23	1.92%
Term Federal Funds Sold	90,239	293	1.30%	—	—	—
Interest-Bearing Deposits in Other Banks	77,025	68	0.35%	752	4	2.13%

Total Interest-Earning Assets (2)	3,552,698	45,821	5.12%	3,630,755	59,791	6.55%

Noninterest-Earning Assets:
Cash and Cash Equivalents	67,318			89,574
Allowance for Loan Losses	(119,653)			(64,737)
Other Assets	171,890			134,022

Total Noninterest-Earning Assets	119,555			158,859

TOTAL ASSETS	$3,672,253			$3,789,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$93,404	585	2.48%	$91,465	533	2.32%
Money Market Checking and NOW Accounts	629,124	2,998	1.89%	693,718	5,579	3.20%
Time Deposits of $100,000 or More	983,341	7,447	3.00%	973,752	8,709	3.56%
Other Time Deposits	841,497	6,335	2.99%	486,581	4,544	3.72%
Federal Home Loan Bank Advances	213,583	865	1.61%	506,981	3,324	2.61%
Other Borrowings	1,466	—	—	1,014	5	1.96%
Junior Subordinated Debentures	82,406	747	3.60%	82,406	1,150	5.55%

Total Interest-Bearing Liabilities	2,844,821	18,977	2.65%	2,835,917	23,844	3.34%

Noninterest-Bearing Liabilities:
Demand Deposits	553,053			650,230
Other Liabilities	42,243			36,034

Total Noninterest-Bearing Liabilities	595,296			686,264

Total Liabilities	3,440,117			3,522,181
Stockholders’ Equity	232,136			267,433

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,672,253			$3,789,614

NET INTEREST INCOME		$26,844			$35,947

NET INTEREST SPREAD (2) (3)			2.47%			3.21%

NET INTEREST MARGIN (2) (4)			3.00%			3.94%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $654,000 and $544,000 for the three months ended September 30, 2009 and 2008, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and investment in Federal Reserve Bank stock.

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

	Three Months Ended September 30, 2009 vs.
	Three Months Ended September 30, 2008
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(4,144)	$(9,285)	$(13,429)
Municipal Securities	(45)	(22)	(67)
Obligations of Other U.S. Government Agencies	(97)	45	(52)
Other Debt Securities	(248)	(208)	(456)
Equity Securities	25	(392)	(367)
Federal Funds Sold and Securities Purchased Under Resale Agreements	73	(29)	44
Term Federal Funds Sold	293	—	293
Interest-Bearing Deposits in Other Banks	69	(5)	64

Total Interest and Dividend Income	(4,074)	(9,896)	(13,970)

Interest Expense:
Savings	12	40	52
Money Market Checking and NOW Accounts	(479)	(2,102)	(2,581)
Time Deposits of $100,000 or More	87	(1,349)	(1,262)
Other Time Deposits	2,820	(1,029)	1,791
Federal Home Loan Bank Advances	(1,478)	(981)	(2,459)
Other Borrowings	1	(6)	(5)
Junior Subordinated Debentures	—	(403)	(403)

Total Interest Expense	963	(5,830)	(4,867)

Change in Net Interest Income	$(5,037)	$(4,066)	$(9,103)

     For the three months ended September 30, 2009 and 2008, net interest income before provision for credit losses on a tax-equivalent basis was $26.8 million and $35.9 million, respectively. The net interest spread and net interest margin for the three months ended September 30, 2009 were 2.47 percent and 3.00 percent, respectively, compared to 3.21 percent and 3.94 percent, respectively, for the same period in 2008. The compression in the net interest margin continues to be driven by intense competition among Korean-American and other banks, particularly in the pricing of deposits, and the Federal Reserve Board’s 200 basis point cut in short-term interest rates since March 2008.
     Average interest-earning assets decreased 2.1 percent to $3.55 billion for the three months ended September 30, 2009 from $3.63 billion for the same period in 2008. Average gross loans decreased 7.9 percent to $3.08 billion for the three months ended September 30, 2009 from $3.34 billion for the same period in 2008. Average investment securities also decreased 14.3 percent to $209.0 million for the three months ended September 30, 2009 from $244.0 million for the same period in 2008. These planned asset decreases are due to the execution of our de-leveraging strategy implemented in 2009. Average federal funds sold and securities purchased under resale agreements and average term federal funds sold increased to $56.6 million and $90.2 million, respectively, for the three months ended September 30, 2009 from $4.8 million and none, respectively, for the same period in 2008, reflecting our stronger cash position in 2009.
     The yield on average interest-earning assets decreased by 143 basis points from 6.55 percent for the three months ended September 30, 2008 to 5.12 percent for the same period in 2009, primarily reflecting a decrease in the average yield on loans. Total loan interest and fee income decreased by 23.9 percent for the three months ended September 30, 2009, primarily due to a decrease in the average yield on loans from 6.68 percent for the three months ended September 30, 2008 to 5.50 percent for the same period in 2009 and a decrease in average gross loans. During this period, the Wall Street Journal Prime Rate dropped 200 basis points from 5.25 percent as of March 31, 2008 to 3.25 percent as of September 30, 2009. The mix of average interest-earning assets was 86.6 percent loans, 5.9 percent investment securities and 7.5 percent other interest-earning assets for the three months ended September 30, 2009, compared to 92.0 percent loans, 6.7 percent investment securities and 1.3 percent other interest-earning assets for the same period in 2008.

     Average interest-bearing liabilities increased 0.3 percent to $2.84 billion for the three months ended September 30, 2009 from $2.84 billion for the same period in 2008. Average interest-bearing deposits increased 13.4 percent to $2.55 billion for the three months ended September 30, 2009 from $2.25 billion for the same period in 2008, partially offset by a $293.4 million, or 57.9 percent, decrease in average FHLB advances as we replaced wholesale funds with customer deposits in 2009. The average interest rate paid for interest-bearing liabilities decreased by 69 basis points from 3.34 percent for the three months ended September 30, 2008 to 2.65 percent for the same period in 2009. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.
Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Nine Months Ended
	September 30, 2009			September 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,235,455	$132,508	5.48%	$3,320,559	$172,637	6.94%
Municipal Securities (2)	58,760	2,878	6.53%	65,329	3,186	6.50%
Obligations of Other U.S. Government Agencies	20,345	671	4.40%	80,120	2,612	4.35%
Other Debt Securities	111,138	3,590	4.31%	148,681	5,131	4.60%
Equity Securities (5)	41,667	520	1.66%	37,160	1,481	5.31%
Federal Funds Sold and Securities Purchased Under Resale Agreements	95,365	261	0.36%	7,096	137	2.57%
Term Federal Funds Sold	125,249	1,688	1.80%	—	—	—
Interest-Bearing Deposits in Other Banks	30,858	81	0.35%	310	5	2.15%

Total Interest-Earning Assets (2)	3,718,837	142,197	5.11%	3,659,255	185,189	6.76%

Noninterest-Earning Assets:
Cash and Cash Equivalents	72,115			89,674
Allowance for Loan Losses	(95,546)			(53,364)
Other Assets	146,860			196,632

Total Noninterest-Earning Assets	123,429			232,942

TOTAL ASSETS	$3,842,266			$3,892,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$86,715	1,617	2.49%	$91,910	1,587	2.31%
Money Market Checking and NOW Accounts	431,646	6,278	1.94%	656,625	15,946	3.24%
Time Deposits of $100,000 or More	1,124,876	29,877	3.55%	1,143,975	35,436	4.14%
Other Time Deposits	996,275	25,064	3.36%	380,511	11,730	4.12%
Federal Home Loan Bank Advances	290,142	2,987	1.38%	492,434	11,406	3.09%
Other Borrowings	1,591	2	0.17%	13,427	344	3.42%
Junior Subordinated Debentures	82,406	2,581	4.19%	82,406	3,763	6.10%

Total Interest-Bearing Liabilities	3,013,651	68,406	3.03%	2,861,288	80,212	3.74%

Noninterest-Bearing Liabilities:
Demand Deposits	535,368			651,395
Other Liabilities	43,505			38,620

Total Noninterest-Bearing Liabilities	578,873			690,015

Total Liabilities	3,592,524			3,551,303
Stockholders’ Equity	249,742			340,894

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,842,266			$3,892,197

NET INTEREST INCOME		$73,791			$104,977

NET INTEREST SPREAD (2)(3)			2.08%			3.02%

NET INTEREST MARGIN (2)(4)			2.65%			3.83%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.5 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and investment in Federal Reserve Bank stock.

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

	Nine Months Ended September 30, 2009 vs.
	Nine Months Ended September 30, 2008
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(4,337)	$(35,792)	$(40,129)
Municipal Securities	(342)	34	(308)
Obligations of Other U.S. Government Agencies	(2,018)	77	(1,941)
Other Debt Securities	(1,229)	(312)	(1,541)
Equity Securities	398	(1,359)	(961)
Federal Funds Sold and Securities Purchased Under Resale Agreements	507	(383)	124
Term Federal Funds Sold	1,688	—	1,688
Interest-Bearing Deposits in Other Banks	89	(13)	76

Total Interest and Dividend Income	(5,244)	(37,748)	(42,992)

Interest Expense:
Savings	(93)	123	30
Money Market Checking and NOW Accounts	(4,458)	(5,210)	(9,668)
Time Deposits of $100,000 or More	(586)	(4,973)	(5,559)
Other Time Deposits	15,834	(2,500)	13,334
Federal Home Loan Bank Advances	(3,580)	(4,839)	(8,419)
Other Borrowings	(164)	(178)	(342)
Junior Subordinated Debentures	—	(1,182)	(1,182)

Total Interest Expense	6,953	(18,759)	(11,806)

Change in Net Interest Income	$(12,197)	$(18,989)	$(31,186)

     For the nine months ended September 30, 2009 and 2008, net interest income before provision for credit losses on a tax-equivalent basis was $73.8 million and $105.0 million, respectively. The net interest spread and net interest margin for the nine months ended September 30, 2009 were 2.08 percent and 2.65 percent, respectively, compared to 3.02 percent and 3.83 percent, respectively, for the same period in 2008. The compression in the net interest margin continues to be driven by intense competition among Korean-American and other banks, particularly in the pricing of deposits, and the Federal Reserve Board’s 400 basis point cut in short-term interest rates since December 2007.
     Average interest-earning assets increased 1.6 percent to $3.72 billion for the nine months ended September 30, 2009 from $3.66 billion for the same period in 2008. Average gross loans decreased 2.6 percent to $3.24 billion for the nine months ended September 30, 2009 from $3.32 billion for the same period in 2008. Average investment securities decreased 35.3 percent to $190.2 million for the nine months ended September 30, 2009 from $294.1 million for the same period in 2008. Average federal funds sold and securities purchased under resale agreements and average term federal funds sold increased to $95.4 million and $125.2 million, respectively, for the nine months ended September 30, 2009 from $7.1 million and none, respectively, for the same period in 2008, reflecting our stronger cash position in 2009.
     The yield on average interest-earning assets decreased by 165 basis points from 6.76 percent for the nine months ended September 30, 2008 to 5.11 percent for the same period in 2009, primarily reflecting a decrease in the average yield on loans. Total loan interest and fee income decreased by 23.2 percent for the nine months ended September 30, 2009, primarily due to a decrease in the average yield on loans from 6.94 percent for the nine months ended September 30, 2008 to 5.48 percent for the same period in 2009. During this period, the Wall Street Journal Prime Rate dropped 400 basis points from 7.25 percent as of December 31, 2007 to 3.25 percent as of September 30, 2009. The mix of average interest-earning assets was 87.0 percent loans, 5.1 percent investment securities and 7.9 percent other interest-earning assets for the nine months ended September 30, 2009, compared to 90.7 percent loans, 8.0 percent investment securities and 1.3 percent other interest-earning assets for the same period in 2008.

     The majority of interest-earning assets growth was funded by a $366.4 million, or 16.1 percent, increase in average interest-bearing deposits, partially offset by a $202.3 million, or 41.1 percent, decrease in average FHLB advances as we replaced wholesale funds with customer deposits in 2009. Total average interest-bearing liabilities grew by 5.3 percent to $3.01 billion for the nine months ended September 30, 2009 compared to $2.86 billion for the same period in 2008. The average interest rate paid for interest-bearing liabilities decreased by 71 basis points from 3.74 percent for the nine months ended September 30, 2008 to 3.03 percent for the same period in 2009. The decrease was primarily due to the Federal Reserve Board’s rate cuts, partially offset by intense competition, primarily among Korean-American banks.
Provision for Credit Losses
     For the three months ended September 30, 2009 and 2008, the provision for credit losses was $49.5 million and $13.2 million, respectively. For the nine months ended September 30, 2009 and 2008, the provision for credit losses was $119.4 million and $50.2 million, respectively. The increases in the provision for credit losses for both periods are attributable to increases in net charge-offs, non-performing loans and criticized and classified loans, reflecting a continued severe economic downturn. Net charge-offs increased $18.0 million, or 152.5 percent, from $11.8 million for the three months ended September 30, 2008 to $29.9 million for the same period in 2009. Non-performing loans increased from $121.9 million, or 3.62 percent of total gross loans, as of December 31, 2008 to $174.4 million, or 5.85 percent of total gross loans, as of September 30, 2009. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.
Non-Interest Income
     We earn non-interest income from four major sources: service charges on deposit accounts, fees generated from international trade finance, insurance commissions and other service charges and fees. In addition, we sell certain assets primarily for risk management purposes.
Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$4,275	$4,648	$(373)	(8.0%)
Insurance Commissions	1,063	1,194	(131)	(11.0%)
Remittance Fees	511	499	12	2.4%
Trade Finance Fees	512	784	(272)	(34.7%)
Other Service Charges and Fees	489	433	56	12.9%
Net Gain on Sales of Loans	864	—	864	—
Bank-Owned Life Insurance Income	234	241	(7)	(2.9%)
Loss on Sales of Investment Securities	—	(483)	483	(100.0%)
Other-Than-Temporary Impairment Loss on Investment Securities	—	(2,410)	2,410	(100.0%)
Other Operating Income	265	422	(157)	(37.2%)

Total Non-Interest Income	$8,213	$5,328	$2,885	54.1%

     For the three months ended September 30, 2009, non-interest income was $8.2 million, an increase of $2.9 million, or 54.1 percent, from $5.3 million for the same period in 2008. The increase in non-interest income is primarily attributable to a net gain on sales of loans in 2009 and no corresponding amount in 2008, and a loss on sales of investment securities and an other-than-temporary impairment loss on investments in 2008 and no corresponding amounts in 2009.
     Service charges on deposit accounts decreased by $373,000, or 8.0 percent, from $4.6 million for the three months ended September 30, 2008 to $4.3 million for the same period in 2009. The decrease was primarily due to a decrease in account analysis fees, reflecting a decrease in the number of accounts subject to account analysis fees, partially offset by a March 2009 increase in the account analysis fee schedule.

     Insurance commissions decreased by $131,000, or 11.0 percent, from $1.2 million for the three months ended September 30, 2008 to $1.1 million for the same period in 2009. The decrease was primarily due to a decreased demand of insurance products in a soft economy.
     Fees generated from international trade finance decreased by $272,000, or 34.7 percent, from $784,000 for the three months ended September 30, 2008 to $512,000 for the same period in 2009. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.
     For the three months ended September 30, 2009, the net gain on sales of loans was $864,000 (entirely SBA loan sales of $29.7 million at an average gain of 5.0 percent). There were no sales of loans during the three months ended September 30, 2008 due to the recent economic turmoil.
     Loss on sales of investment securities was $483,000 for the three months ended September 30, 2008. There were no sales of securities available for sale during the three months ended September 30, 2009.
     For the three months ended September 30, 2008, we recorded an other-than-temporary impairment charge of $2.4 million related to an impairment loss on a Lehman Brothers corporate bond. See “Financial Condition — Investment Portfolio” for further details.
Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008
     The following table sets forth the various components of non-interest income for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$13,032	$13,904	$(872)	(6.3%)
Insurance Commissions	3,430	3,893	(463)	(11.9%)
Remittance Fees	1,579	1,543	36	2.3%
Trade Finance Fees	1,517	2,474	(957)	(38.7%)
Other Service Charges and Fees	1,439	1,852	(413)	(22.3%)
Net Gain on Sales of Loans	866	765	101	13.2%
Bank-Owned Life Insurance Income	695	715	(20)	(2.8%)
Gain on Sales of Investment Securities	1,277	618	659	106.6%
Loss on Sales of Investment Securities	(109)	(483)	374	(77.4%)
Other-Than-Temporary Impairment Loss on Investment Securities	—	(2,410)	2,410	(100.0%)
Other Operating Income (Loss)	(462)	1,874	(2,336)	(124.7%)

Total Non-Interest Income	$23,264	$24,745	$(1,481)	(6.0%)

     For the nine months ended September 30, 2009, non-interest income was $23.3 million, a decrease of $1.5 million, or 6.0 percent, from $24.7 million for the same period in 2008. The decrease in non-interest income is primarily attributable to decreases in service charges on deposit accounts, insurance commissions, trade finance fees, other service charges and fees, net gain on sales of loans and other operating income (loss), partially offset by an other-than-temporary impairment loss on investments in 2008 and no corresponding amount in 2009.
     Service charges on deposit accounts decreased by $872,000, or 6.3 percent, from $13.9 million for the nine months ended September 30, 2008 to $13.0 million for the same period in 2009. The decrease was primarily due to a decrease in account analysis fees, reflecting a decrease in the number of accounts subject to account analysis fees, partially offset by a March 2009 increase in the account analysis fee schedule.
     Insurance commissions decreased by $463,000, or 11.9 percent, from $3.9 million for the nine months ended September 30, 2008 to $3.4 million for the same period in 2009. The decrease was primarily due to a decreased demand in a soft economy.

     Fees generated from international trade finance decreased by $957,000, or 38.7 percent, from $2.5 million for the nine months ended September 30, 2008 to $1.5 million for the same period in 2009. Trade finance fees relate primarily to import and export letters of credit. The decrease is attributable primarily to a decline in export letter of credit volume due to a soft economy.
     Other service charges and fees decreased by $413,000, or 22.3 percent, from $1.9 million for the nine months ended September 30, 2008 to $1.4 million for the same period in 2009. The decrease was primarily due to a decrease in loan servicing income.
     Gain on sales of investment securities increased by $659,000, or 106.6 percent, from $618,000 for the nine months ended September 30, 2008 to $1.3 million for the same period in 2009. Loss on sales of investment securities decreased by $374,000, or 77.4 percent, from $483,000 for the nine months ended September 30, 2008 to $109,000 for the same period in 2009. Proceeds from the sale of investment securities provide additional liquidity to purchase additional investment securities, to fund loan originations and to pay down borrowings.
     For the nine months ended September 30, 2008, we recorded an other-than-temporary impairment charge of $2.4 million related to an impairment loss on a Lehman Brothers corporate bond. See “Financial Condition — Investment Portfolio” for further details.
     Other operating income (loss) decreased by $2.3 million, or 124.7 percent, from $1.9 million for the nine months ended September 30, 2009 to ($462,000) for the same period in 2009. The decrease was attributable primarily to a $1.0 million write-down of an investment in a Community Reinvestment Act equity fund that was included in other assets and a prior year $450,000 refund of a previously paid consulting fee to an outside vendor.
Non-Interest Expense
Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$8,648	$10,782	$(2,134)	(19.8%)
Occupancy and Equipment	2,834	2,786	48	1.7%
Deposit Insurance Premiums and Regulatory Assessments	2,001	780	1,221	156.5%
Other Real Estate Owned Expense	3,372	2	3,370	N/M
Data Processing	1,608	1,498	110	7.3%
Professional Fees	1,239	647	592	91.5%
Supplies and Communications	603	681	(78)	(11.5%)
Advertising and Promotion	447	914	(467)	(51.1%)
Loan-Related Expense	192	170	22	12.9%
Amortization of Other Intangible Assets	379	478	(99)	(20.7%)
Other Operating Expenses	2,366	3,497	(1,131)	(32.3%)

Total Non-Interest Expense	$23,689	$22,235	$1,454	6.5%

     For the three months ended September 30, 2009 and 2008, non-interest expense was $23.7 million and $22.2 million, respectively. The efficiency ratio for the three months ended September 30, 2009 was 68.21 percent, compared to 54.33 percent for the same period in 2008. The overall increase in non-interest expense was due to increases in deposit insurance premiums and regulatory assessments and other real estate owned expense, partially offset by decreases in salaries and employee benefits and other operating expenses.
     Salaries and employee benefits decreased $2.1 million, or 19.8 percent, from $10.8 million for the three months ended September 30, 2008 to $8.6 million for the same period in 2009. Salaries and employee benefits decreased during the three months ended September 30, 2009 due to our planned headcount reduction in August 2008 of approximately ten percent and lower incentive compensation.

     Deposit insurance premiums and regulatory assessments increased $1.2 million, or 156.5 percent, from $780,000 for the three months ended September 30, 2008 to $2.0 million for the same period in 2009. The increase was due to higher assessment rates for FDIC insurance on deposits beginning in the second quarter of 2009 and an increase in the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor and fully insured on all noninterest-bearing deposit accounts until December 31, 2009.
     Other real estate owned expense was $3.4 million for the three months ended September 30, 2009 and $2,000 for the same period in 2008. The increase was due primarily to expenses attributable to two California properties foreclosed on (a condominium project in Oakland and a private golf course in Fallbrook), including a $1.5 million provision for valuation allowance, and $116,000 loss on the sale of other real estate owned.
     Other operating expenses decreased $1.1 million, or 32.3 percent, from $3.5 million for the three months ended September 30, 2008 to $2.4 million for the same period in 2009. The decrease was primarily due to $1.1 million in losses during 2008 related to a derivative transaction to which Lehman Brothers Finance, S.A. was a party.
Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$24,659	$33,363	$(8,704)	(26.1%)
Occupancy and Equipment	8,506	8,360	146	1.7%
Deposit Insurance Premiums and Regulatory Assessments	7,420	2,098	5,322	253.7%
Other Real Estate Owned Expense	5,017	141	4,876	3,458.2%
Data Processing	4,691	4,730	(39)	(0.8%)
Professional Fees	2,745	2,627	118	4.5%
Supplies and Communications	1,772	2,008	(236)	(11.8%)
Advertising and Promotion	1,640	2,614	(974)	(37.3%)
Loan-Related Expense	1,590	569	1,021	179.4%
Amortization of Other Intangible Assets	1,214	1,504	(290)	(19.3%)
Other Operating Expenses	7,383	7,859	(476)	(6.1%)
Impairment Loss on Goodwill	—	107,393	(107,393)	(100.0%)

Total Non-Interest Expense	$66,637	$173,266	$(106,629)	(61.5%)

     For the nine months ended September 30, 2009 and 2008, non-interest expense was $66.6 million and $173.3 million, respectively. The efficiency ratio for the nine months ended September 30, 2009 was 69.38 percent, compared to 134.73 percent for the same period in 2008. The overall decrease in non-interest expense was due to the prior year’s impairment loss on goodwill, a staffing reduction in August 2008 and the reversal of a $2.5 million post-retirement benefit obligation related to bank-owned life insurance, partially offset by increases in deposit insurance premiums and regulatory assessments, other real estate owned expense and loan-related expense.
     Salaries and employee benefits decreased $8.7 million, or 26.1 percent, from $33.4 million for the nine months ended September 30, 2008 to $24.7 million for the same period in 2009. During the nine months ended September 30, 2009, an amendment to the bank-owned life insurance policy removed a post-retirement death benefit and a previously accrued liability of $2.5 million for the post-retirement death benefit was reversed. Salaries and employee benefits also decreased during the nine months ended September 30, 2009 due to our planned headcount reduction in August 2008 of approximately ten percent and lower incentive compensation.
     Deposit insurance premiums and regulatory assessments increased $5.3 million, or 253.7 percent, from $2.1 million for the nine months ended September 30, 2008 to $7.4 million for the same period in 2009. The increase was due to higher assessment rates for FDIC insurance on deposits beginning in the second quarter of 2009 and an increase in the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor and fully insured on all noninterest-bearing deposit accounts until December 31, 2009. In addition, there was a special one-time assessment during the second quarter of 2009 that was imposed on each depository institution to maintain public confidence in the federal deposit insurance system.

     Other real estate owned expense increased $4.9 million from $141,000 for the nine months ended September 30, 2008 to $5.0 million for the same period in 2009. The increase was due primarily to expenses attributable to two California properties foreclosed on (a condominium project in Oakland and a private golf course in Fallbrook), including a $2.5 million provision for valuation allowance, and a $440,000 loss on the sale of other real estate owned.
     Loan-related expense increased $1.0 million, or 179.4 percent, from $569,000 for the nine months ended September 30, 2008 to $1.6 million for the same period in 2009. The increase was primarily due to an $850,000 expense related to a legal settlement on a loan.
Provision (Benefit) for Income Taxes
     For the three months ended September 30, 2009, income tax expense of $21.2 million, which included a valuation allowance of $44.9 million on our deferred tax assets, was recognized on pre-tax losses of $38.5 million, compared to income taxes of $1.2 million recognized on pre-tax income of $5.5 million, representing an effective tax rate of 21.1 percent, for the same period in 2008. For the nine months ended September 30, 2009, income tax benefits of $3.6 million, which included a valuation allowance of $44.9 million on our deferred tax assets, were recognized on pre-tax losses of $90.0 million compared to income taxes of $3.4 million recognized on pre-tax losses of $94.9 million, representing an effective tax rate of 3.6 percent, for the same period in 2008.
     During the third quarter of 2009, we established a valuation allowance of $44.9 million on our deferred tax assets. Under GAAP, a valuation allowance must be recognized if it is “more likely than not” that such deferred tax assets will not be realized. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets on a quarterly basis.
     In conducting our regular quarterly evaluation, we made a determination to establish a valuation allowance as of September 30, 2009 based primarily upon the existence of a three-year cumulative loss derived by combining the pre-tax losses reported during the two most recent annual periods with management’s current projected results for the year ending December 31, 2009. This three-year cumulative loss position is primarily attributable to significant provisions for credit losses. Although our current financial forecasts indicate that sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined as of September 30, 2009. The remaining net deferred tax assets of $2.5 million represents the remaining portion of operating loss carryback potential.
FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of September 30, 2009 or December 31, 2008. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The securities currently held consist primarily of mortgage-backed securities, municipal bonds, U.S. Government agency securities and collateralized mortgage obligations.

     As of September 30, 2009, investment securities held to maturity, at amortized cost, totaled $876,000 and investment securities available for sale, at fair value, totaled $205.0 million, compared to $910,000 and $196.2 million, respectively, as of December 31, 2008. The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	September 30, 2009			December 31, 2008
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Investment Securities Held to Maturity:
Municipal Bonds	$695	$695	$—	$695	$695	$—
Mortgage-Backed Securities (1)	181	181	—	215	215	—

Total Investment Securities Held to Maturity	$876	$876	$—	$910	$910	$—

Investment Securities Available for Sale:
Mortgage-Backed Securities (1)	$78,434	$80,089	$1,655	$77,515	$78,860	$1,345
Municipal Bonds	55,511	57,437	1,926	58,987	58,313	(674)
U.S. Government Agency Securities	38,317	38,022	(295)	17,580	17,700	120
Collateralized Mortgage Obligations (2)	15,240	15,576	336	36,204	36,162	(42)
Asset-Backed Securities	8,331	8,417	86	—	—	—
Other Securities	3,925	4,172	247	3,925	4,200	275
Equity Securities	511	873	362	511	804	293
Corporate Bond (3)	364	439	75	355	169	(186)

Total Investment Securities Available for Sale	$200,633	$205,025	$4,392	$195,077	$196,208	$1,131

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities, except for two private-label securities held as of December 31, 2008 with an unrealized loss totaling $42,000. The two private-label securities were sold during the three months ended March 31, 2009.

(3)	Balances presented for amortized cost, representing one corporate bond, were net of an OTTI charge of $2.4 million, which was related to a credit loss, as of September 30, 2009 and December 31, 2008. Therefore, the adoption of a new accounting standard did not require a reclassification for the non-credit portion of previously recognized OTTI from the opening balance of retained earnings to other comprehensive income as of March 31, 2009.
     Investment securities available for sale, at fair value, increased $8.8 million, or 4.5 percent, to $205.0 million as of September 30, 2009 from $196.2 million as of December 31, 2008. The increase was primarily due to the purchase of $89.4 million of investment securities, primarily U.S. Government agency securities and mortgage-backed securities, partially offset by the sale of $37.3 million of investment securities, with a $1.2 million net gain realized, and $14.6 million of U.S. Government agency securities that were called.
     The amortized cost and estimated fair value of investment securities as of September 30, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$5,708	$6,052	$—	$—
Over One Year Through Five Years	2,873	3,009	—	—
Over Five Years Through Ten Years	31,330	31,624	695	695
Over Ten Years	66,537	67,802	—	—
Mortgage-Backed Securities	78,434	80,089	181	181
Collateralized Mortgage Obligations	15,240	15,576	—	—
Equity Securities	511	873	—	—

	$200,633	$205,025	$876	$876

     Gross unrealized losses on investment securities available for sale and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2009 and December 31, 2008:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
	(In Thousands)
September 30, 2009:
Mortgage-Backed Securities	$30	$10,183	6	$—	$—	—	$30	$10,183	6
Municipal Bonds	7	1,960	3	66	807	1	73	2,767	4
U.S. Government Agency Securities	302	34,685	6	—	—	—	302	34,685	6
Collateralized Mortgage Obligations	—	—	—	—	—	—	—	—	—
Asset-Backed Securities	2	5,463	1	—	—	—	2	5,463	1
Other Securities	—	—	—	33	967	1	33	967	1

	$341	$52,291	16	$99	$1,774	2	$440	$54,065	18

December 31, 2008:
Mortgage-Backed Securities	$158	$10,631	42	$33	$5,277	4	$191	$15,908	46
Municipal Bonds	968	35,614	66	119	1,749	4	1,087	37,363	70
Collateralized Mortgage Obligations	36	4,569	4	143	5,903	4	179	10,472	8
Other Securities	72	929	1	40	1,960	2	112	2,889	3
Corporate Bonds	186	169	1	—	—	—	186	169	1

	$1,420	$51,912	114	$335	$14,889	14	$1,755	$66,801	128

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2009 and December 31, 2008 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2009 and December 31, 2008. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2009 and December 31, 2008 are not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2009 and December 31, 2008 are warranted.

Loan Portfolio
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$877,053	$908,970	$(31,917)	(3.5%)
Construction	127,304	178,783	(51,479)	(28.8%)
Residential Property	82,378	92,361	(9,983)	(10.8%)

Total Real Estate Loans	1,086,735	1,180,114	(93,379)	(7.9%)

Commercial and Industrial Loans:
Commercial Term Loans	1,477,843	1,611,449	(133,606)	(8.3%)
SBA Loans (1)	140,161	178,399	(38,238)	(21.4%)
Commercial Lines of Credit	128,844	214,699	(85,855)	(40.0%)
International Loans	77,194	95,185	(17,991)	(18.9%)

Total Commercial and Industrial Loans	1,824,042	2,099,732	(275,690)	(13.1%)

Consumer Loans	68,537	83,525	(14,988)	(17.9%)

Total Loans — Gross	2,979,314	3,363,371	(384,057)	(11.4%)
Deferred Loan Fees	(1,810)	(1,260)	(550)	43.7%
Allowance for Loan Losses	(124,768)	(70,986)	(53,782)	75.8%

Net Loans Receivable	$2,852,736	$3,291,125	$(438,389)	(13.3%)

(1)	Includes loans held for sale, at the lower of cost or market, of $5.1 million and $37.4 million as of September 30, 2009 and December 31, 2008, respectively.
     As of September 30, 2009 and December 31, 2008, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.85 billion and $3.29 billion, respectively, a decrease of $438.4 million, or 13.3 percent. The overall decrease in total gross loans is attributable to management’s balance sheet de-leveraging strategy by carefully evaluating credits that are subject to renewal and accepting only those that are of the highest quality, as well as loan charge-offs and transfers to other real estate owned. For the nine months ended September 30, 2009, net loan charge-offs and transfers to other real estate owned totaled $65.3 million and $38.3 million, respectively.
     Real estate loans, composed of commercial property, residential property and construction loans, decreased $93.4 million, or 7.9 percent, to $1.09 billion as of September 30, 2009 from $1.18 billion as of December 31, 2008, representing 36.5 percent and 35.1 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $275.7 million, or 13.1 percent, to $1.82 billion as of September 30, 2009 from $2.10 billion as of December 31, 2008, representing 61.2 percent and 62.4 percent, respectively, of total gross loans. Consumer loans decreased $15.0 million, or 17.9 percent, to $68.5 million as of September 30, 2009 from $83.5 million as of December 31, 2008.
     As of September 30, 2009, the loan portfolio included the following concentrations of loans to one type of industry that were greater than ten percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	September 30, 2009	Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$428,063	14.4%
Accommodation/Hospitality	$421,951	14.2%
Gasoline Stations	$351,990	11.8%
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
     The table below shows the composition of non-performing assets as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
		(Dollars in Thousands)
Non-Accrual Loans	$174,363	$120,823	$53,540	44.3%
Loans 90 Days or More Past Due and Still Accruing	64	1,075	(1,011)	(94.0%)

Total Non-Performing Loans	174,427	121,898	52,529	43.1%
Other Real Estate Owned	27,140	823	26,317	3,197.7%

Total Non-Performing Assets	$201,567	$122,721	$78,846	64.2%

Troubled Debt Restructurings on Accrual Status	$69,893	$—	$69,893	N/A
     Non-accrual loans totaled $174.4 million as of September 30, 2009, compared to $120.8 million as of December 31, 2008, representing a 44.3 percent increase. Delinquent loans, which are comprised of loans past due 30 or more days and still accruing and non-accrual loans past due 30 or more days, were $151.0 million as of September 30, 2009, compared to $128.5 million as of December 31, 2008, representing a 17.6 percent increase. We believe that the increases in non-performing loans and delinquent loans are attributable primarily to a current economic recession that is affecting some of our borrowers’ ability to honor their commitments.
     Non-performing loans increased by $52.5 million, or 43.1 percent, to $174.4 million as of September 30, 2009, compared to $121.9 million as of December 31, 2008. During the same period, the allowance for loan losses increased by $53.8 million, or 75.8 percent, to $124.8 million from $71.0 million. The allowance for the collateral-dependent loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly. Significant non-performing loans, along with their specific reserve, are as follows:
•	A commercial property secured by five car washes around the Southern California region had an outstanding balance of $24.0 million as of September 30, 2009. A fair value analysis, based on a recent appraisal, of the collateral indicated a need of $3.4 million specific reserve for that loan.

•	A commercial property loan and line of credit secured by an apartment complex in Los Angeles, California had an outstanding balance of $4.6 million as of September 30, 2009 and was fully secured by real estate. A fair value analysis, based on a recent appraisal, of the collateral indicated no specific reserve needed for that loan.

•	A SBA loan secured by a hotel in Austin, Texas had an outstanding balance of $4.1 million as of September 30, 2009 and was fully secured by real estate. A fair value analysis, based on a recent appraisal, of the collateral indicated a need of $67,000 specific reserve for that loan.

     As of September 30, 2009, $132.5 million, or 76.0 percent, of the $174.4 million of non-performing loans were secured by real estate. As of December 31, 2008, $96.3 million, or 79.0 percent, of the $121.9 million of non-performing loans were secured by real estate. While increases in the non-performing loan balance are indicative of an overall loan portfolio deterioration, increased percentages of collateral-dependent loans within the non-performing loan breakdown provide less need of corresponding increases to the allowance for loan losses. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank has obtained current appraisals and factored in adequate market haircuts on the collateral security, which provides mitigating factors in evaluating potential losses.
     As of September 30, 2009, other real estate owned consisted of 12 properties with a combined net carrying value of $27.1 million. During the nine months ended September 30, 2009, 14 properties, with a carrying value of $38.3 million, were transferred from loans receivable to other real estate owned and 5 properties, with a carrying value of $9.5 million, were sold and a loss of $440,000 was recognized. As of December 31, 2008, other real estate owned consisted of three properties with a combined net carrying value of $823,000.
     We evaluate loan impairment in accordance with applicable GAAP. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.
     The following table provides information on impaired loans as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(In Thousands)
Recorded Investment With Related Allowance	$190,974	$71,448
Recorded Investment With No Related Allowance	39,698	49,945
Allowance on Impaired Loans	(36,672)	(18,157)

Net Recorded Investment in Impaired Loans	$194,000	$103,236

     The average recorded investment in impaired loans was $262.9 million and $114.9 million for the nine months ended September 30, 2009 and 2008, respectively.
     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$5,473	$3,716	$12,126	$8,148
Less: Interest Income Recognized on Impaired Loans	(3,987)	(2,386)	(7,591)	(3,017)

Interest Foregone on Impaired Loans	$1,486	$1,330	$4,535	$5,131

     During the nine months ended September 30, 2009, we restructured monthly payments on 266 loans, with a net carrying value of $217.8 million as of September 30, 2009, through temporary interest rate reductions of six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. In addition, we determined that these restructured loans are well secured. As of September 30, 2009, troubled debt restructurings on accrual status totaled $69.9 million, all of which were temporary interest rate reductions, and a $411,000 impairment allowance relating to these loans is included in the allowance for loan losses. As of December 31, 2008, there were no troubled debt restructurings on accrual status.

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
     As of September 30, 2009, we have enhanced our loan policies and procedures in two areas. First, we enhanced existing policies and procedures regarding the monitoring of loans to be more stringent and make it more difficult to allow exceptions from our loan policy. Second, we centralized the loan underwriting and approval processes, including centralizing the credit underwriting function at two locations, creating a central monitoring mechanism to monitor all loans, and increasing resources in departments of the Bank engaged in addressing problem assets.
     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented.

	As of and for the			As of and for the
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2009	2008
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$105,268	$104,943	$62,977	$70,986	$43,611

Actual Charge-Offs	(30,362)	(24,332)	(12,171)	(67,210)	(28,679)
Recoveries on Loans Previously Charged Off	487	735	340	1,925	1,331

Net Loan Charge-Offs	(29,875)	(23,597)	(11,831)	(65,285)	(27,348)

Provision Charged to Operating Expenses	49,375	23,922	12,802	119,067	47,685

Balance at End of Period	$124,768	$105,268	$63,948	$124,768	$63,948

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$4,291	$4,279	$3,932	$4,096	$1,765
Provision Charged to Operating Expenses	125	12	374	320	2,541

Balance at End of Period	$4,416	$4,291	$4,306	$4,416	$4,306

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	3.85%	2.88%	1.41%	2.70%	1.10%
Net Loan Charge-Offs to Total Gross Loans (1)	3.98%	3.00%	1.41%	2.93%	1.09%
Allowance for Loan Losses to Average Total Gross Loans	4.05%	3.21%	1.91%	3.85%	1.92%
Allowance for Loan Losses to Total Gross Loans	4.19%	3.33%	1.91%	4.19%	1.91%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	95.00%	89.91%	73.60%	69.96%	57.13%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	60.51%	98.64%	92.42%	54.83%	57.35%
Allowance for Loan Losses to Non-Performing Loans	71.53%	62.92%	57.16%	71.53%	57.16%
Balances:
Average Total Gross Loans Outstanding During Period	$3,079,746	$3,283,574	$3,343,121	$3,236,897	$3,322,579
Total Gross Loans Outstanding at End of Period	$2,979,314	$3,159,309	$3,346,689	$2,979,314	$3,346,689
Non-Performing Loans at End of Period	$174,427	$167,296	$111,870	$174,427	$111,870

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The allowance for loan losses increased by $53.8 million, or 75.8 percent, to $124.8 million as of September 30, 2009, compared to $71.0 million as of December 31, 2008. The increase in the allowance for loan losses in 2009 was due primarily to the increased migration of loans into more adverse risk rating categories, increases in non-performing and delinquent loans, and the classification method change for restructured loans. See “Provision for Credit Losses.” Non-performing loans increased by $52.5 million, or 43.1 percent, to $174.4 million as of September 30, 2009, compared to $121.9 million as of December 31, 2008. The increase in non-performing loans required an additional provision for credit losses. In addition, loans modified during the first quarter of 2009 were further downgraded to substandard, which also required further provision. The ratio of the allowance for loan losses to total gross loans substantially increased to 4.19 percent as of September 30, 2009, compared to 2.11 percent as of December 31, 2008, primarily due to the overall increase of historical loss factors and classified loans.

     For the nine months ended September 30, 2009, total charge-offs were $67.2 million, compared to $28.7 million for the nine months ended September 30, 2008. Concurrently, the allowance for loan losses as a percentage of total gross loans increased to 4.19 percent as of September 30, 2009 from 2.11 percent as of December 31, 2008. In addition, total qualitative adjustments increased to $26.6 million as of September 30, 2009 from $16.2 million as of December 31, 2008.
     The largest pools in the loan portfolio are commercial term loans and commercial real estate loans, which totaled $2.35 billion (79.0 percent of total gross loans) as of September 30, 2009 and $2.52 billion (74.9 percent of total gross loans) as of December 31, 2008. The reserves related to commercial term loans and commercial real estate loans increased to $85.5 million as of September 30, 2009 from $48.3 million as of December 31, 2008.
     As of September 30, 2009, $2.41 billion, or 80.8 percent, of total gross loans were secured by real estate. As of December 31, 2008, $2.61 billion, or 77.6 percent, of total gross loans were secured by real estate. Our policy is to grant no more than 65 percent loan-to-value at the time of origination for loans secured by real estate. In fact, most loans do not near the 65 percent loan-to-value at origination. Thus, initial low loan-to-values ensure that the real estate secured portfolio can withstand economic downturns as seen in the current market. Further, a majority of the real estate portfolio lies within Los Angeles County and Orange County, with minimal exposure in the Inland Empire, where real estate value decreases have been the most severe. Thus, the current collateral coverage for the real estate portfolio would not result in significant charge-offs; however, we will continue to closely monitor and update values for collateral-dependent loans to proactively address potential concerns.
     The Bank also recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $4.4 million and $4.1 million as of September 30, 2009 and December 31, 2008, respectively. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of September 30, 2009 and December 31, 2008.
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2009	2008	Amount	Percentage
	(Dollars in Thousands)
Demand — Noninterest-Bearing	$561,548	$536,944	$24,604	4.6%
Interest-Bearing:
Savings	98,019	81,869	16,150	19.7%
Money Market Checking and NOW Accounts	723,585	370,401	353,184	95.4%
Time Deposits of $100,000 or More	845,318	849,800	(4,482)	(0.5%)
Other Time Deposits	763,390	1,231,066	(467,676)	(38.0%)

Total Deposits	$2,991,860	$3,070,080	$(78,220)	(2.5%)

     Total deposits decreased $78.2 million, or 2.5 percent, to $2.99 billion as of September 30, 2009 from $3.07 billion as of December 31, 2008. During the third quarter of 2009, we successfully recaptured a substantial portion of the matured time deposits and raised new retail deposits with low-cost core-deposit products. This deposit-portfolio rebalancing implemented under the Bank’s de-leveraging strategy allowed some run-off of rate-sensitive deposits.
     Brokered deposits decreased by $482.3 million from $874.2 million as of December 31, 2008 to $391.9 million as of September 30, 2009. All of our brokered deposits as September 30, 2009 will mature in less than one year. Brokered deposits are not a guaranteed source of funds, which may affect our ability to raise necessary liquidity. We plan to continue to reduce the Bank’s reliance on wholesale funding, including FHLB advances and brokered deposits, and build our deposit base with long-term relationships. For additional discussion regarding our brokered deposits and payment of interest rates on our deposits, see “Interest Rate Risk Management — Liquidity — Hanmi Bank.”

     The strength of our deposit base has been further supported by the increase in deposit insurance approved by the FDIC. Effective October 3, 2008 through December 31, 2013, the FDIC increased the level at which deposits are insured from $100,000 to $250,000 for most deposit categories. As of September 30, 2009, time deposits of $250,000 or more were $662.3 million.
     Accrued interest payable on deposits amounted to $16.3 million and $16.7 million at September 30, 2009 and December 31, 2008, respectively.
Federal Home Loan Bank Advances
     As of September 30, 2009, advances from the FHLB were $160.8 million, a decrease of $261.4 million, or 61.9 percent, from the December 31, 2008 balance of $422.2 million, as we have been successfully executing a strategy replacing the usage of wholesale funds with more stable customer deposits in 2009. FHLB advances were utilized to fund loans or maintain liquidity due to favorable rates. FHLB advances as of September 30, 2009 with a remaining maturity of less than one year were $6.8 million, and the weighted-average interest rate thereon was 4.44 percent.
Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million as of September 30, 2009 and December 31, 2008. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $3.4 million and $780,000 at September 30, 2009 and December 31, 2008, respectively.
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

     The following table shows the status of our gap position as of September 30, 2009:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
ASSETS
Cash and Due from Banks	$—	$—	$—	$—	$57,727	$57,727
Interest-Bearing Deposits in Other Banks	155,607	—	—	—	—	155,607
Investment Securities:
Fixed Rate	1,176	9,434	15,986	166,105	—	192,701
Floating Rate	3,538	9,515	147	—	—	13,200
Loans:
Fixed Rate	61,474	52,671	733,389	245,466	—	1,093,000
Floating Rate	1,628,882	14,022	64,188	4,859	—	1,711,951
Non-Accrual	—	—	—	—	174,363	174,363
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(126,578)	(126,578)
Investment in Federal Home Loan Bank Stock and Investment in Federal Reserve Bank Stock	—	—	—	40,750	—	40,750
Other Assets	—	—	—	32,830	111,939	144,769

TOTAL ASSETS	$1,850,677	$85,642	$813,710	$490,010	$217,451	$3,457,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand — Noninterest-Bearing	$—	$—	$—	$—	$561,548	$561,548
Savings	10,460	38,843	41,333	7,383	—	98,019
Money Market Checking and NOW Accounts	110,707	210,488	233,574	168,816	—	723,585
Time Deposits:
Fixed Rate	648,533	940,136	19,972	11	—	1,608,652
Floating Rate	56	—	—	—	—	56
Federal Home Loan Bank Advances	152,420	5,121	3,287	—	—	160,828
Other Borrowings	1,496	—	—	—	—	1,496
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	33,780	33,780
Stockholders’ Equity	—	—	—	—	187,120	187,120

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,006,078	$1,194,588	$298,166	$176,210	$782,448	$3,457,490

Repricing Gap	$844,599	$(1,108,946)	$515,544	$313,800	$(564,997)	$—
Cumulative Repricing Gap	$844,599	$(264,347)	$251,197	$564,997	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	24.43%	(7.65%)	7.27%	16.34%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	26.33%	(8.24%)	7.83%	17.62%	—
     The repricing gap analysis measures the static timing of repricing risk of assets and liabilities (i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same period). Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Interest-bearing core deposits that have no maturity dates (savings, money market checking and NOW accounts) are assigned to categories based on expected decay rates.
     As of September 30, 2009, the cumulative repricing gap for the three-month period was asset-sensitive position and 26.33 percent of interest-earning assets, which decreased from the December 31, 2008 figure of 31.21 percent. The decrease was caused primarily by a decrease of $439.7 million in fixed and floating rate loans with maturities or expected to reprice within three months and a decrease of $130.0 million in overnight federal funds sold, partially offset by a decrease of $208.6 million in FHLB advances with maturities or expected to reprice within three months. The cumulative repricing gap for the twelve-month period was liability-sensitive position and 8.24 percent of interest-earning assets, which decreased from the December 31, 2008 figure of 4.04 percent. The decrease was caused primarily by a decrease of $633.8 million in fixed and floating rate loans with maturities or expected to reprice within twelve months and a decrease of $130.0 million in overnight federal funds sold.

     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
		(Dollars in Thousands)
Cumulative Repricing Gap	$844,599	$1,127,888	$(264,347)	$(145,945)
Cumulative Repricing Gap as a Percentage of Total Assets	24.43%	29.10%	(7.65%)	(3.77%)
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	26.33%	31.21%	(8.24%)	(4.04%)
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
	(Dollars in Thousands)
200%	13.97%	(27.89%)	$18,305	$(76,900)
100%	7.14%	(14.21%)	$9,359	$(39,173)
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.
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
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
     In order to ensure adequate levels of capital, the Board continually assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $187.1 million as of September 30, 2009, which represented a decrease of $76.8 million, or 29.1 percent, compared to $263.9 million as of December 31, 2008.

     Hanmi Financial and the Bank are deemed to be “adequately capitalized” as of September 30, 2009. There can be no assurance that we will become well-capitalized again. We are exploring alternative funding arrangements for raising capital. See “Notes to Consolidated Financial Statements (Unaudited), Note 9 — Stockholders’ Equity” for further information.
Liquidity — Hanmi Financial
     Hanmi Financial is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Hanmi Financial’s revenues are obtained from dividends declared and paid by the Bank. Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder (Hanmi Financial) in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to Hanmi Financial in an amount not exceeding the greatest of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. The Bank currently has deficit retained earnings and has suffered net losses in 2007, 2008 and 2009. See “Dividends” for further information. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank has been prohibited by the memorandum of understanding described in “Notes to Consolidated Financial Statements (Unaudited), Note 3 — Regulatory Matters,” and continues to be prohibited by the FRB Written Agreement and DFI Final Order, from paying dividends to Hanmi Financial unless it receives prior regulatory approval.
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets through December 31, 2009 to meet its operating cash needs. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has also elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. Hanmi Financial is also prohibited from making interest payments on its outstanding junior subordinated debentures under the terms of the Agreement and the Order without prior written approval. See “Regulatory Matters — Written Agreement and Final Order” for further information. As of September 30, 2009, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $3.8 million, up from $2.2 million as of December 31, 2008.
Liquidity — Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. For the past nine months, the Bank launched two deposit campaigns to increase new deposits and reduce its reliance on wholesale funding to an optimum level. Through the first deposit campaign promoted from December 2008 and early part of March 2009, the Bank achieved the objectives of maintaining strong liquidity and reducing its reliance on wholesale funds. The second deposit campaign, which started in June 2009, has been undertaken to specifically increase new core deposits and recapture time deposits raised from the first deposit promotion. During the third quarter of 2009, we successfully recaptured a substantial portion of the matured time deposits and raised new retail deposits with low-cost core-deposit products. This deposit-portfolio rebalancing implemented under the Bank’s de-leveraging strategy allowed some run-off of rate-sensitive deposits. As a result, total deposits slightly decreased by $78.2 million, or 2.5 percent, from $3.07 billion as of December 31, 2008 to $2.99 billion as of September 30, 2009. The Bank’s wholesale funds, consisting of FHLB advances and brokered deposits, decreased $743.6 million to $552.8 million at September 30, 2009 from $1.30 billion at December 31, 2008.

     As of September 30, 2009, the Bank’s total risk-based capital ratio was 9.69 percent, which causes us to be considered adequately capitalized under the regulatory framework for prompt corrective action. Section 29 of the FDIA limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule, which is not effective until January 1, 2010, limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions. If an institution could provide evidence that its local rate is higher, the FDIC may permit that institution to offer the higher local rate plus 75 basis points. Hanmi Bank is currently evaluating the local interest rate environment to determine whether it would be beneficial to provide evidence to the FDIC that the local rate is higher than the national rate. In the event that we determine to provide such evidence to the FDIC, there can be no assurance that the FDIC will concur with our assessment. As a result, our ability to compete for local deposits in the Korean-American community may be limited.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 20 percent of its total assets. As of September 30, 2009, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $499.7 million and $337.6 million, respectively. The Bank’s FHLB borrowings as of September 30, 2009 totaled $160.8 million, representing 4.7 percent of total assets. As of November 3, 2009, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $532.3 million and $370.1 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $244.7 million from the Fed Discount Window, to which the Bank pledged loans with a carrying value of $445.0 million, and had no borrowings as of September 30, 2009. In August 2009, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million. This line of credit will continue for a term of one year, and, unless amended or terminated, will automatically renew for successive one-year terms.
     On July 10, 2009, due to a deterioration in the Bank’s risk profile, the Borrower in Custody Program of the Fed Discount Window in which the Bank has participated changed from the primary credit program to the secondary credit program, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate. As of November 3, 2009, the Bank had $150.8 million available for use through the Fed Discount Window, as the Bank pledged loans with a carrying value of $445.0 million, and there were no borrowings. The Bank’s borrowing line available with the Fed Discount Window decreased $93.9 million to $150.8 million on November 3, 2009 from $244.7 million on September 30, 2009, due to the Fed Discount Window applying new collateral margins to all participating banks, effective October 19, 2009. As the Bank has a sufficient amount of pledgeable loans, it will pledge additional loans to maintain an adequate level of borrowing line with the Fed Discount Window.

     Current market conditions have limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. The Bank is currently restricted from accepting brokered deposits as a funding source unless we obtain a waiver from the FDIC (see “Notes to Consolidated Financial Statements (Unaudited), Note 13 — Subsequent Events” for further information). On October 9, 2009, the Bank filed a request with the FDIC for a waiver of the brokered deposit restrictions for the primary purposes of enhancing profitability and managing our interest-rate risk. As of September 30, 2009, brokered deposits were $391.9 million, or 13.1 percent of total deposits. All brokered deposits are currently scheduled to mature on or prior to June 30, 2010. For the past nine months, the Bank successfully replaced $482.3 million of brokered deposits with retail deposits. In the event that the Bank cannot secure the waiver from the FDIC, the Bank believes that it will be able to replenish the maturing brokered deposits with retail deposits, as it demonstrated its ability to generate retail deposits for the past nine months. However, these higher costs funds would be expected to affect our earnings and net interest margin. If the Bank is unable to replace these maturing deposits with new deposits, the Bank believes that it has adequate liquidity resources to fund its ongoing obligations with its secured funding outlets with the FHLB and Fed Discount Window.
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
     As of September 30, 2009, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $242.0 million. This represented a decrease of $96.1 million, or 28.4 percent, over Tier 1 capital of $338.0 million as of December 31, 2008. The capital ratios of Hanmi Financial and the Bank were as follows as of September 30, 2009:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well-Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$281,845	9.15%	$246,403	8.00%	N/A	N/A
Hanmi Bank	$297,942	9.69%	$246,071	8.00%	$307,589	10.00%

Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$241,951	7.86%	$123,202	4.00%	N/A	N/A
Hanmi Bank	$258,262	8.40%	$123,035	4.00%	$184,553	6.00%

Tier 1 Leverage (to Average Total Assets):
Hanmi Financial	$241,951	6.60%	$146,608	4.00%	N/A	N/A
Hanmi Bank	$258,262	7.05%	$146,444	4.00%	$183,055	5.00%
     We will continue to closely evaluate our capital levels to determine the need to raise additional capital, and we intend to become “well capitalized” again for regulatory purposes.
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

Memorandum of Understanding
     On October 8, 2008, the members of the Board of Directors of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the Regulators to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. The memorandum of understanding has been superseded by the Final Order (the “Order”) issued by the California Department of Financial Institutions (the “DFI”), and the Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”), each of which were issued effective as of November 2, 2009.
     Certain of the issues to be addressed by management under the terms of the memorandum of understanding relate to the following, among others: (i) Board and senior management maintenance and succession planning; (ii) Board oversight and education; (iii) Board assessment and enhancement; (iv) loan policies and procedures; (v) allowance for loan losses policies and procedures; (vi) liquidity and funds management policies; (vii) strategic planning; (viii) capital maintenance, including a requirement that the Bank maintain a minimum Tier 1 leverage ratio and tangible stockholder’s equity to total tangible assets ratio of not less than 8.0 percent; and (ix) restrictions on the payment of dividends without the Regulators’ prior approval. As of September 30, 2009, the Bank had a Tier 1 leverage ratio of 7.05 percent and tangible stockholder’s equity to total tangible assets ratio of 7.57 percent. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.
     As part of the Bank’s efforts to comply with the prior memorandum of understanding, the liquidity contingency plan, earnings plan and updated strategic plan have been revised. As previously reported, certain directors have retired from the Board and other directors have joined the Board, bringing broader and more diverse skill sets.
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
Written Agreement and Final Order
     On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of a Final Order (the “Order”) from the DFI. On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Agreement”) with the FRB. The Order and the Agreement contain substantially similar provisions.
     The Order and the Agreement require the Board of Directors of the Bank to prepare and submit written plans to the DFI and the FRB that address the following items: (i) strengthening board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and, with respect to the Agreement, of Hanmi; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2010; (viii) improving the Bank’s liquidity position and funds management practices; and (ix) contingency funding. In addition, the Order and the Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank and requires the Bank to charge off or collect certain problem loans. The Order and the Agreement also require the Bank to review and revise its allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and the Bank and Hanmi must obtain prior approval from the FRB prior to declaring and paying dividends.

     Under the Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million. The Bank will be required to maintain a ratio of tangible shareholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets
By December 31, 2009	Not Less Than 7.0 Percent
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB.
     The Board of Directors and management are committed to addressing and resolving the matters raised in the Order and the Agreement on a timely basis and actions have already been undertaken to comply with each requirement.
Dividends
     The ability of Hanmi Financial to pay dividends to our stockholders is directly dependent on the ability of the Bank to pay dividends to Hanmi Financial. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (a) the retained earnings of the bank; or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period. Because of the net loss incurred by the Bank in 2007, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year; or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions (the “Commissioner”). The Bank had a retained deficit of $136.8 million and $53.5 million as of September 30, 2009 and December 31, 2008, respectively. Because of the net loss for the first nine months of 2009, neither Section 642 nor 643 are currently available to the Bank to declare a dividend to Hanmi Financial. Although dividends from the Bank constitute the primary source of income to Hanmi Financial, Hanmi Financial has other limited sources of income including cash, earnings on assets held at the holding company and funds otherwise obtained from capital raising efforts at Hanmi Financial. Use of such funds for payments of interest or dividends is subject to receipt of prior regulatory approval.
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
     Under the terms of its FRB Written Agreement and DFI Final Order, the Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the FRB and DFI, and the Bank and Hanmi must obtain prior approval from the FRB and DFI prior to declaring and paying dividends.

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
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 11 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2008.
CONTRACTUAL OBLIGATIONS
     There were no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2008.
RECENTLY ISSUED ACCOUNTING STANDARDS
     FASB ASC 105, “Generally Accepted Accounting Principles” — The FASB ASC is the exclusive authoritative reference for non-governmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth. The FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the FASB ASC is non-authoritative. FASB ASC 105 did not have a material the effect on our financial condition or results of operations.
     FASB ASC 810, “Consolidations” — FASB ASC 810 amends the guidance related to the consolidation of variable interest entities (“VIE’s”). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPE’s”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. FASB ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FASB ASC 810-10-50. FASB ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to the guidance related to the consolidation of VIE’s will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the effect that the provisions of FASB ASC 810 may have on our financial condition and results of operations.

     FASB ASC 860, “Transfers and Servicing” — FASB ASC 860 amends the guidance related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities. It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. FASB ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FASB ASC 810-10-50. FASB ASC 860 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. FASB ASC 860’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. We are currently evaluating the effect that the provisions of FASB ASC 860 may have on our financial condition and results of operations.
     FASB ASC 855, “Subsequent Events” — FASB ASC 855 addresses accounting and disclosure requirements related to subsequent events. FASB ASC 855 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of FASB ASC 855 did not have a material effect on our financial condition or results of operations

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and "— Liquidity and Capital Resources.”

ITEM 4.	CONTROLS AND PROCEDURES
     As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and internal controls over financial reporting. Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009. Our conclusion was primarily related to our review and reassessment of management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the loan portfolio to reflect changes in the economic environment.
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
Changes in Internal Control over Financial Reporting
     In connection with a material weakness in internal control related to the assessment of credit risk disclosed in Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on August 17, 2009, the following remediation actions were implemented during the quarter ended September 30, 2009 to reduce the risk of a similar material weakness occurring in the future:
•	Immediate re-grading and down-grading of all modified loans;

•	Expanded risk-based review to verify loan grades on high-risk identified segments of the loan portfolio;

•	Expanded loan review scope to include a larger sample of pass loans and watch list loans;

•	Third party review of the Bank’s allowance for loan loss methodology and qualitative factors; and

•	More active involvement and review by Controller and Chief Financial Officer.
     No other changes in our internal controls over financial reporting occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
     Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the recently issued DFI Final Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million. The Bank will be required to maintain a ratio of tangible shareholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets
By December 31, 2009	Not Less Than 7.0 Percent
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent
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
     On June 12, 2009, and subsequently amended on July 31, 2009 and September 28, 2009, we entered into a Securities Purchase Agreement with LIS, providing for the sale of 8,079,612 unregistered shares of Hanmi Financial common stock to LIS at a purchase price of $1.37 per share, resulting in gross proceeds of $11.1 million. Although the initial phase of this transaction was completed on September 4, 2009, resulting in an initial investment by LIS of $6.8 million, the remaining phase of this transaction remains subject to receipt of regulatory approval and satisfaction of customary closing conditions. It is not expected that the remainder of this transaction will be completed during 2009 and there can be no assurance that this transaction will be completed at all. If we are unable to complete the acquisition or raise additional capital through other sources when needed, our results of operations and financial condition could be materially and adversely affected. In addition, if we were to raise additional capital through the issuance of additional shares, our stock price could be adversely affected, depending on the terms of any shares we were to issue.
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

     As of September 30, 2009, the Bank’s total risk-based capital ratio was 9.69 percent, which causes us to be considered adequately capitalized under the regulatory framework for prompt corrective action. Section 29 of FDIA limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions. If an institution could provide evidence that its local rate is higher, the FDIC may permit that institution to offer the higher local rate plus 75 basis points. As a result, our ability to compete for local deposits in the Korean-American community may be limited. Although the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application.
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
     Our proposed transaction to sell additional shares of common stock to LIS is subject to a number of conditions, and the failure to complete this transaction could adversely affect our financial condition, results of operations and prospects as a going concern. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital because of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, unstable economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital.
     On June 12, 2009, and subsequently amended on July 31, 2009 and September 28, 2009, we entered into a Securities Purchase Agreement with LIS, providing for the sale of 8,079,612 unregistered shares of Hanmi Financial common stock to LIS at a purchase price of $1.37 per share, resulting in gross proceeds of $11.1 million. Although the initial phase of this transaction was completed on September 4, 2009, resulting in an initial investment by LIS of $6.8 million, the remaining phase of this transaction remains subject to receipt of regulatory approval and satisfaction of customary closing conditions. It is not expected that the remainder of this transaction will be completed during 2009 and there can be no assurance that this transaction will be completed at all. If we are unable to complete the acquisition or raise additional capital through other sources when needed, our results of operations and financial condition could be materially and adversely affected. In addition, if we were to raise additional capital through the issuance of additional shares, our stock price could be adversely affected, depending on the terms of any shares we were to issue.

     Hanmi Bank is subject to additional regulatory oversight as a result of a formal regulatory enforcement action issued by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. Prior to November 2, 2009, the Bank was subject to an informal supervisory agreement (a memorandum of understanding) with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions to address certain issues raised in the Bank’s regulatory examination by the DFI on March 10, 2008. The material terms of the memorandum of understanding are discussed in “Notes to Consolidated Financial Statements (Unaudited), Note 3 — Regulatory Matters.” As a result of the Bank’s recently completed examination by the FRB and DFI, on November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of a Final Order (the “Order”) from the California Department of Financial Institutions (the “DFI”). On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). The Order and the Agreement contain substantially similar provisions which are described in greater detail in this Quarterly Report of Form 10-Q in “Notes to Consolidated Financial Statements (Unaudited), Note 13 — Subsequent Events,” beginning on page 27. Under the terms of the Order and Agreement, which were issued and became effective on November 2, 2009, the Bank is required to implement certain corrective and remedial measures under strict time frames and we can offer no assurance that the Bank will be able to meet the deadlines imposed by the regulatory orders. The Order and Agreement will remain in effect until modified, terminated, suspended or set aside by the FRB and DFI, as applicable.
     These regulatory actions will remain in effect until modified, terminated, suspended or set aside by the FRB or the DFI, as applicable. Failure to comply with the terms of these regulatory actions within the applicable time frames provided could result in additional orders or penalties from the FRB and the DFI, which could include further restrictions on our business, assessment of civil money penalties on us and the Bank, as well as our respective directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors, and the liquidation or other closure of the Bank. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.
     We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline. Although we and the Bank both qualified as “adequately capitalized” under the regulatory framework for prompt corrective action as of September 30, 2009, the additional regulatory restrictions resulting from the decline in our capital category, or any further decline, could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects.
     If a state member bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve. Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for the bank. Furthermore, if a state non-member bank is classified as undercapitalized, the FDIC may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the Federal Reserve determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.
     Under FDICIA, banks may be restricted in their ability to accept broker deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not well-capitalized could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized, such as the Bank, to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. We can make no assurances that we will be able to accept, renew or roll over brokered deposits in such amounts and at such rates that are consistent with our past results. These restrictions could materially and adversely affect our ability to access lower costs funds and thereby decrease our future earnings capacity.

     Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects. Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100.0 million, (ii) are categorized as “well-capitalized,” (iii) were found to be well managed and its composite rating was outstanding and (iv) has not been subject to a change in control during the last twelve months, need only be examined by the FDIC once every 18 months.
     We may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital.
     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.
     We may be restricted in paying deposit rates above a national rate, which may adversely affect our ability to maintain and increase our deposit levels. Section 29 of the FDIA limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions. If an institution could provide evidence that its local rate is higher, the FDIC may permit that institution to offer the higher local rate plus 75 basis points. Although the rule is not effective until January 1, 2010, the FDIC has stated that it will not object to the rule’s immediate application.
     As of September 30, 2009, the Bank’s total risk-based capital ratio was 9.69 percent, which causes us to be considered adequately capitalized under the regulatory framework for prompt corrective action. As a result, we are currently restricted from using broker deposits as a funding source unless we obtain a waiver from the FDIC. These restrictions on our ability to participate in this market could place limitations on our growth strategy or could result in our participation in other more expensive funding sources.
     Except as described above, there were no other material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed on March 13, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS

Exhibit
Number	Document
3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation (7)

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation (7)

3.3	Amended and Restated Bylaws of Hanmi Financial Corporation (7)

3.4	Certificate of Amendment to Bylaws of Hanmi Financial Corporation (7)

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

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (2)

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (2)

10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (3)

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (1)

10.18	Hanmi Financial Corporation Year 2000 Stock Option Plan (6)

10.19	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (7)

10.20	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (7)

10.21	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (5)

10.22	Securities Purchase Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (8)

10.23	Registration Rights Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (8)

10.24	First Amendment to the Securities Purchase Agreement, dated July 31, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (9)

10.25	Amended and Restated Term Sheet, dated September 14, 2009, by and among Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners LLC (10)

ITEM 6.	EXHIBITS (Continued)

Exhibit
Number	Document
10.26	Second Amendment to the Securities Purchase Agreement, dated September 28, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (11)

10.27	First Amendment to the Amended and Restated Term Sheet, dated September 28, 2009, by and between Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners, LLC (11)

10.28	Final Order, dated November 2, 2009, issued to Hanmi Bank by the California Department of Financial Institutions (12)

10.29	Written Agreement, dated November 2, 2009, by and between Hanmi Financial Corporation and Hanmi Bank, on one hand, and the Federal Reserve Bank of San Francisco, on the other hand (12)

14	Code of Ethics (4)

21	Subsidiaries of the Registrant (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

(8)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 15, 2009.

(9)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on August 3, 2009.

(10)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on September 14, 2009.

(11)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 2, 2009.

(12)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on November 5, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: November 9, 2009	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer