Form 10-Q/A
period 2009-06-30
HANMI FINANCIAL CORP
filed 2009-11-19
CIK 1109242

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

ITEM 6. EXHIBITS
SIGNATURES
EX-3.1
EX-3.2
EX-3.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
     Hanmi Financial Corporation (the “Registrant”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Form 10-Q”) solely to include Exhibits 3.1, 3.2 and 3.3 to reflect the adoption and filing of the Third Amendment to the Registrant’s Certificate of Incorporation. The Registrant amended its Certificate of Incorporation during the three months ended June 30, 2009 but inadvertently omitted the filing of Exhibits 3.1, 3.2 and 3.3 as exhibits to the Form 10-Q, which exhibits together constitute the Amended and Restated Certificate of Incorporation of the Registrant, as further amended by the Second and Third Amendments.
     This amendment should be read in conjunction with the Form 10-Q, which continues to speak as of the date that the Form 10-Q was filed. Except as specifically noted above, this amendment does not modify or update any disclosures in the original Form 10-Q. Accordingly, this amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events.
ITEM 6. EXHIBITS

Exhibit
Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation

3.3	Certificate of Third Amendment of the Certificate of Incorporation of Hanmi Financial Corporation

3.4	Amended and Restated Bylaws of Hanmi Financial Corporation (8)

3.5	Certificate of Amendment to Bylaws of Hanmi Financial Corporation (8)

10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (2)

10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.1) (2)

10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (2)

10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as exhibit B to Exhibit 10.1) (2)

10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.1) (2)

10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (2)

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.6) (2)

10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (2)

10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as exhibit B to Exhibit 10.6) (2)

10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.6) (2)

10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (2)

10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (2)

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (2)

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (2)

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (2)

10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (3)

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (1)

2

Exhibit
Number	Document

10.18	Employment Offer Letter to John Park from Hanmi Bank dated August 13, 2008 (4)

10.19	Hanmi Financial Corporation Year 2000 Stock Option Plan (7)

10.20	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (8)

10.21	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (8)

10.22	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (6)

10.23	Securities Purchase Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (9)

10.24	Registration Rights Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (9)

10.25	First Amendment to the Securities Purchase Agreement, dated July 31, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (10)

14	Code of Ethics (5)

21	Subsidiaries of the Registrant (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000.

(8)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

(9)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 15, 2009.

(10)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on August 3, 2009.

3

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: November 18, 2009	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer

4