Form 10-K
period 2009-12-31
HANMI FINANCIAL CORP
filed 2010-03-15
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___________________ To ___________________
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
None

(Title of Class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do Not Check if a Smaller Reporting Company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $80,729,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.
     Number of shares of common stock of the Registrant outstanding as of March 1, 2010 was 51,182,390 shares.
     Documents Incorporated By Reference Herein: Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2009, is incorporated by reference into Part III of this report.

HANMI FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement because of:
•	failure to continue as a going concern;
•	failure to maintain adequate levels of capital and liquidity to support our operations;
•	a significant number of our customers failing to perform under their loans and other terms of credit agreements;
•	the effect of regulatory orders we have entered into and potential future supervisory action against us or Hanmi Bank;
•	fluctuations in interest rates and a decline in the level of our interest rate spread;
•	failure to attract or retain deposits;
•	sources of liquidity available to us and to Hanmi Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;
•	adverse changes in domestic or global financial markets, economic conditions or business conditions;
•	regulatory restrictions on Hanmi Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;
•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;
•	failure to attract or retain our key employees;
•	failure to maintain our status as a financial holding company;
•	adequacy of our allowance for loan losses;
•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;
•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;
•	deterioration in the financial markets that may result in other-than-temporary impairment charges relating to our securities portfolio;
•	competition in our primary market areas;
•	demographic changes in our primary market areas; and
•	significant government regulations, legislation and potential changes thereto.
     For additional information concerning risks we face, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and "— Capital Resources and Liquidity.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

PART I

ITEM 1.	BUSINESS
Written Agreement and Final Order
     On November 2, 2009, the members of the Board of Directors of Hanmi Bank (the “Bank”) consented to the issuance of a Final Order (the “Order”) from the California Department of Financial Institutions (the “DFI”). On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). The Order and the Agreement contain substantially similar provisions.
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
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB. As of December 31, 2009, the Bank had a Tier 1 leverage ratio of 6.69 percent and tangible stockholder’s equity to total tangible assets ratio of 7.13 percent. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent. See “Note 15 — Regulatory Matters” for further details regarding the Order and Agreement.
Going Concern
     As previously mentioned, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the recently issued DFI Final Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million.
     We have also committed to the FRB to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our existing capital resources may not satisfy our capital requirements for the foreseeable future and may not be sufficient to offset any problem assets. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital to satisfy our agreements with the Regulators.
     Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital on terms acceptable to us. Our inability to raise additional capital or comply with the terms of the Order and the Agreement raises substantial doubt about our ability to continue as a going concern.
General
     Hanmi Financial Corporation (“Hanmi Financial,” “we,” “us” or “our”) is a Delaware corporation incorporated on March 14, 2000 to be the holding company for the Bank. Hanmi Financial became the holding company for the Bank in June 2000 and is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”). Hanmi Financial also elected financial holding company status under the BHCA in 2000. Our principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, and our telephone number is (213) 382-2200.
     The Bank, our primary subsidiary, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed by the DFI on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDI Act”) up to applicable limits thereof, and the Bank is a member of the Federal Reserve System. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.
     The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. At December 31, 2009, the Bank maintained a branch network of 27 full-service branch offices in California and two loan production offices (“LPOs”) in Virginia and Washington.
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
     The Bank’s revenues are derived primarily from interest and fees on our loans, interest and dividends on our securities portfolio, and service charges on deposit accounts. A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2009		2008		2007
			(Dollars in Thousands)
Interest and Fees on Loans	$173,318	80.1%	$223,942	82.6%	$261,992	81.6%
Interest and Dividends on Investments	8,634	4.0%	14,022	5.2%	17,867	5.6%
Other Interest Income	2,195	1.0%	219	0.1%	1,037	0.3%
Service Charges on Deposit Accounts	17,054	7.9%	18,463	6.8%	18,061	5.6%
Other Non-Interest Income	15,056	7.0%	14,391	5.3%	21,945	6.9%

Total Revenues	$216,257	100.0%	$271,037	100.0%	$320,902	100.0%

Market Area
     The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over a wide geographic areas, the Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. Substantially all of our assets are located in, and substantially all of our revenues are derived from clients located within California.

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
     The Bank’s commercial real estate loans are principally secured by investor-owned commercial buildings and owner-occupied commercial and industrial buildings. Generally, these types of loans are made for a period of up to seven years based on a longer amortization period. These loans usually have a loan-to-value ratio at time of origination of 65 percent or less, using an adjustable rate indexed to the prime rate appearing in the West Coast edition of The Wall Street Journal (“WSJ Prime Rate”) or the Bank’s prime rate (“Bank Prime Rate”), as adjusted from time to time. The Bank also offers fixed-rate commercial real estate loans, including hybrid-fixed rate loans that are fixed for one to five years and convert to adjustable rate loans for the remaining term. Amortization schedules for commercial real estate loans generally do not exceed 25 years.
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

     Construction
     The Bank finances the construction of multifamily, low-income housing, commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following characteristics:
•	maturities of two years or less;
•	a floating rate of interest based on the Bank Prime Rate or the WSJ Prime Rate;
•	minimum cash equity of 35 percent of project cost;
•	reserve of anticipated interest costs during construction or advance of fees;
•	first lien position on the underlying real estate;
•	loan-to-value ratios at time of origination generally not exceeding 65 percent; and
•	recourse against the borrower or a guarantor in the event of default.
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
     SBA Loans
     The Bank originates loans qualifying for guarantees issued by the U.S. SBA, an independent agency of the Federal Government. The SBA guarantees on such loans currently range from 75 percent to 90 percent of the principal. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the loan is secured by a first deed of trust on real property, the Bank generally obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from 5 to 20 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.
     The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has a right to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. The Bank retains the right to service the SBA loans, for which it receives servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2009, the Bank had $139.5 million of SBA loans in its portfolio, and was servicing $233.1 million of SBA loans sold to investors.
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
     Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of stockholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent on a secured basis. At December 31, 2009, the Bank’s authorized legal lending limits for loans to one borrower were $55.9 million for unsecured loans plus an additional $37.3 million for specific secured loans. However, the Bank has established internal loan limits that are lower than the legal lending limits.
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
Employees
     As of December 31, 2009, the Bank had 454 full-time employees and 19 part-time employees and Chun-Ha and All World had 36 full-time employees. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.
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
Economic Developments, Legislation and Regulatory Initiatives
     Future profitability, like that of most financial institutions, is primarily dependent on interest rate differentials and credit quality. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans extended to our customers and securities held in our investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on us cannot be predicted.
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

     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans and other factors have resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued through 2008 and are anticipated to continue throughout 2010. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and residential construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many commercial as well as residential loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been significantly negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring that institutions take action to address credit quality, liquidity and risk management, and capital adequacy, as well as other safety and soundness concerns.
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
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB. Our inability to comply with the capital ratios identified in the Order raises substantial doubt about our ability to continue as a going concern.
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
     On February 25, 2009, the first day the CAP program was initiated, the Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking “stress test” assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these larger institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately. Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program does not replace the TARP CPP, but is an additional program to the TARP CPP, and is open to eligible institutions regardless of whether they participated in the TARP CPP. The deadline to apply to the CAP is May 25, 2009. Recipients of capital under the CAP will be subject to the same executive compensation requirements as if they had received the TARP CPP.
     We applied to participate in the TARP CPP for an investment of up to $105 million from the Federal Government in December 2008, but we withdrew our application in June 2009.
     The EESA also increased Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on most accounts from $100,000 to $250,000 through the end of 2013. In addition, the FDIC has implemented two temporary liquidity programs to: (i) provide deposit insurance for the full amount of most noninterest-bearing transaction accounts (the “Transaction Account Guarantee”) through the end of 2013; and (ii) guarantee certain unsecured debt of financial institutions and their holding companies through June 2012 under a temporary liquidity guarantee program (the “Debt Guarantee Program” and together the “TLGP”).
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
     Regulatory Restrictions on Dividends; Source of Strength
     Hanmi Financial is regarded as a legal entity separate and distinct from its other subsidiaries. The principal source of our revenue is dividends received from the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to Hanmi Financial without regulatory approval. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.
     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.
     In the event of a bank holding company’s bankruptcy under Chapter 11 of the United States Bankruptcy Code, the trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.
     Activities “Closely Related” to Banking
     The Bank Holding Company Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. These activities include, among other things, numerous services and functions performed in connection with lending, investing, and financial counseling and tax planning. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

          Gramm-Leach Bliley Act; Financial Holding Companies
     The Gramm-Leach-Bliley Financial Modernization Act of 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature.” The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well-capitalized” and “well managed.” Hanmi Financial has previously elected to be a financial holding company.
     The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that:
•	states that the bank holding company elects to become a financial holding company;
•	provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company;
•	certifies that each depository institution controlled by the bank holding company is “well-capitalized” as of the date the bank holding company submits its declaration;
•	provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and
•	certifies that each depository institution controlled by the bank holding company is “well managed” as of the date the bank holding company submits its declaration.
     The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination.
     Financial holding companies may engage, directly or indirectly, in any activity that is determined to be:
•	financial in nature;
•	incidental to such financial activity; or

•	complementary to a financial activity provided it “does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”
     The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: lending, trust and other banking activities; insurance activities; financial or economic advisory services; securitization of assets; securities underwriting and dealing; existing bank holding company domestic activities; existing bank holding company foreign activities and merchant banking activities. In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the United States Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”
     Pursuant to the Gramm-Leach-Bliley Act, Chun-Ha and All World qualify as financial subsidiaries. Under the Gramm-Leach-Bliley Act, in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. Pursuant to the terms of the Agreement with the FRB, we have agreed to take certain corrective action pursuant to these Gramm-Leach-Bliley Act requirements.

          Privacy Policies
     Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties and establish procedures and practices to protect customer data from unauthorized access. Hanmi Financial and its subsidiaries have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.
          Safe and Sound Banking Practices
     Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
     The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.
          Annual Reporting; Examinations
     We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such the examination.
          Capital Adequacy Requirements
     The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of certain large bank holding companies. Prior to March 30, 2006, these capital guidelines were applicable to all bank holding companies having $150 million or more in assets on a consolidated basis. However, effective March 30, 2006, the Federal Reserve Board amended the asset size threshold to $500 million for purposes of determining whether a bank holding company is subject to the capital adequacy guidelines. Hanmi Financial currently has consolidated assets in excess of $500 million and is therefore subject to the Federal Reserve Board’s capital adequacy guidelines.
     Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2009, our Tier 1 risk-based capital ratio was 6.76% and our total risk-based capital ratio was 9.12%. Accordingly, we and the Bank both qualified as “adequately capitalized” as of December 31, 2009.
     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2009, our leverage ratio was 5.82%.

     The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.
     As described previously, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million. The Bank will be required to maintain a ratio of tangible shareholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets
By December 31, 2009	Not Less Than 7.0 Percent
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB. Our inability to comply with the capital ratios identified in the Order raises substantial doubt about our ability to continue as a going concern. As of December 31, 2009, the Bank had a Tier 1 leverage ratio of 6.69 percent and tangible stockholder’s equity to total tangible assets ratio of 7.13 percent.
          Imposition of Liability for Undercapitalized Subsidiaries
     Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
     The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.
          Acquisitions by Bank Holding Companies
     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all, or substantially all, of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.
          Control Acquisitions
     The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control.

     In addition, any company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a “controlling influence” over the company.
          Cross-guarantees
     Under the Federal Deposit Insurance Act, or FDIA, a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently the only FDIC-insured depository institution subsidiary of Hanmi Financial.
     Because Hanmi Financial is a legal entity separate and distinct from the Bank, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank would be entitled to a priority of payment over the claims of holders of any obligation of the Bank to its shareholders, including any depository institution holding company (such as Hanmi Financial) or any shareholder or creditor of such holding company.
          Anti-Terrorism Legislation
     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime, and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules, and enhanced anti-money laundering programs.
     Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:
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

     Under the Patriot Act, financial institutions must also establish anti-money laundering programs. The Patriot Act sets forth minimum standards for these programs, including: (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the adequacy of such programs.
     In addition, the Patriot Act requires bank regulatory agencies to consider the record of a bank in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Regulations proposed by the U.S. Department of the Treasury to effect certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a “shell bank.” Proposed regulations interpreting other provisions of the Patriot Act continue to be issued.
     Under the authority of the Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing among financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under those rules, a financial institution is required to:
•	expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);
•	notify FinCEN if an account or transaction is identified;
•	designate a contact person to receive information requests;

•	limit use of information provided by FinCEN to (i) reporting to FinCEN, (ii) determining whether to establish or maintain an account or engage in a transaction, and (iii) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.
     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations, and countries for purposes of identifying and, as appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution: (i) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (ii) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (iii) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and (iv) maintains adequate procedures to protect the security and confidentiality of the information. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.
     The Secretary of the Treasury also adopted a rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the rule, financial institutions: (i) are prohibited from providing correspondent accounts to foreign shell banks; (ii) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account; (iii) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process; and (iv) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     Sarbanes-Oxley Act of 2002
     In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act contains reforms of various business practices and numerous aspects of corporate governance. Most of these requirements have been implemented pursuant to regulations issued by the SEC. The following is a summary of certain key provisions of the Sarbanes-Oxley Act.
     In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all registered public accounting firms and publicly traded companies, the Sarbanes-Oxley Act places restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client requires pre-approval by the client’s audit committee. Also, the Sarbanes-Oxley Act makes certain changes to the requirements for partner rotation after a period of time. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. Furthermore, counsel is required to report evidence of a material violation of securities laws or a breach of fiduciary duties to the company’s chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
     Under this law, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules or regulations) are restricted. In addition, the legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers required to report changes in ownership in a company’s securities must now report any such change within two business days of the change.
     The Sarbanes-Oxley Act increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the company. In addition, companies are required to disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. A company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if the company’s chief executive officer, chief financial officer, controller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Furthermore, the Sarbanes-Oxley Act increases the protection for employees of publicly traded companies who provide evidence of fraud, by increasing relief for compensatory damages in civil cases and penalties in criminal cases.

     The Sarbanes-Oxley Act also has provisions relating to inclusion of certain internal control reports and assessments by management in the annual report to stockholders. Hanmi Financial is required to include an internal control report containing management’s assertions regarding the effectiveness of its internal control structure and procedures over financial reporting. The internal control report must include statements regarding management’s responsibility for establishing and maintaining adequate internal control over financial reporting; management’s assessment as to the effectiveness of the company’s internal control over financial reporting, based on management’s evaluation of it as of year-end; and of the framework used as criteria for evaluating the effectiveness of the company’s internal control over financial reporting. The law also requires the company’s registered public accounting firm that issues the audit report to attest to, and report on the company’s internal controls over financial reporting in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.
     Securities Registration
     Our securities are registered with the SEC under the Exchange Act. As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.
     The Bank
     As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the DFI and by the FRB. As a member bank, the Bank is a stockholder of the FRBof San Francisco. Specific federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. Supervision, examination and enforcement actions by these agencies are generally intended to protect depositors, creditors, borrowers and the DIF and generally is not intended for the protection of stockholders.
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
     As discussed above, on October 8, 2008, the Bank entered into a MOU with the Regulators to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. The MOU has been superseded by the Order issued by the DFI, and the Agreement with the FRB, each of which were issued effective as of November 2, 2009.

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
     Brokered deposits
     Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. Deposits obtained from financial intermediaries, so-called “brokered deposits,” represented approximately 7.40 percent of the Bank’s total deposits as of December 31, 2009. As previously mentioned, the Bank is not currently well-capitalized and therefore is restricted from accepting brokered deposits. As of December 31, 2009, brokered deposits were $203.5 million. All brokered deposits are currently scheduled to mature on or prior to June 30, 2010.

     Community Reinvestment Act
     Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Hanmi Financial has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The Federal Reserve rated the Bank as “outstanding” in meeting community credit needs under the CRA at its most recent examination for CRA performance.
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
     Federal Home Loan Bank System
     The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100 percent of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances). At December 31, 2009, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $30.7 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2009 were $571.2 million and $415.9 million, respectively.
     Federal Reserve System
     The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2009, the Bank was in compliance with these requirements.

     Capital Standards
     At December 31, 2009, Hanmi Financial and the Bank’s capital ratios exceed the minimum percentage requirements to be deemed “adequately capitalized” institutions. See “Notes to Consolidated Financial Statements, Note 15 — Regulatory Matters.”
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
     Hanmi Financial and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted average total assets of at least 3.0 percent. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0 percent minimum, for a minimum of 4.0 percent to 5.0 percent. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2009, the Bank’s leverage capital ratio was 6.69 percent, and Hanmi Financial’s leverage capital ratio was 5.82 percent, both ratios exceeding regulatory minimums.

     As of December 31, 2009, the regulatory capital guidelines and the actual capital ratios for Hanmi Financial and the Bank were as follows:

	Regulatory Capital Guidelines		Actual
	Adequately	Well	Hanmi	Hanmi
	Capitalized	Capitalized	Bank	Financial
Total Risk-Based Capital Ratio	8.00%	10.00%	9.07%	9.12%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	7.77%	6.76%
Tier 1 Leverage Ratio	4.00%	5.00%	6.69%	5.82%
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
     As previously mentioned, by July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million. See “Notes to Consolidated Financial Statements, Note 15 — Regulatory Matters” for further details.
     Prompt Corrective Action Regulations
     Federal law requires each federal banking agency to take prompt corrective action when a bank falls below one or more prescribed minimum capital ratios. The federal banking agencies have, by regulation, defined the following five capital categories:
•	“Well Capitalized” – Total risk-based capital ratio of 10.0 percent, Tier 1 risk-based capital ratio of 6.0 percent, and leverage capital ratio of 5.0 percent, and not subject to any order or written directive by any regulatory authority to meet and maintain a specific capital level for any capital measure;
•	“Adequately Capitalized” – Total risk-based capital ratio of 8.0 percent, Tier 1 risk-based capital ratio of 4.0 percent, and leverage capital ratio of 4.0 percent (or 3.0 percent if the institution receives the highest rating from its primary regulator);
•	“Undercapitalized” – Total risk-based capital ratio of less than 8.0 percent, Tier 1 risk-based capital ratio of less than 4.0 percent, or leverage capital ratio of less than 4.0 percent (or 3.0 percent if the institution receives the highest rating from its primary regulator);
•	“Significantly Undercapitalized” – Total risk-based capital ratio of less than 6.0 percent, Tier 1 risk-based capital ratio of less than 3.0 percent, or leverage capital ratio of less than 3.0 percent; and
•	“Critically Undercapitalized” – Tangible equity to total assets of less than 2.0 percent.
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
     Under the Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million. See “Note 15 — Regulatory Matters” for further details.
     FDIC Deposit Insurance
     The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 through the end of 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15 percent and 1.50 percent of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.
     On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and due to extraordinary circumstances, extended the time within which the reserve ratio must by returned to 1.15 percent from five to seven years.
     On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment was collected on September 30, 2009.
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
     The powers of the Board of Directors of the Bank to declare a cash dividend to its holding company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI, in an amount not exceeding the greatest of: 1) retained earnings of the bank; 2) the net income of the bank for its last fiscal year; or 3) the net income of the bank for its current fiscal year. Due to the Bank’s retained deficit of $53.5 million as of December 31, 2008 and a net loss for years ended 2008 and 2009, the Bank is restricted under California law from making dividends to Hanmi Financial without the prior approval of the DFI. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” for a further discussion of restrictions on the Bank’s ability to pay dividends to Hanmi Financial.
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
     Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm in their audit report for fiscal year 2009 has expressed substantial doubt about our ability to continue as a going concern. Continued operations may depend on our ability to comply with the terms of the Order and the financing or other capital required to do so may not be available or may not be available on acceptable terms. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in Hanmi Financial.
     We, and our independent registered public accounting firm, have identified a material weakness in our internal control over financial reporting. Management and our independent registered public accountants have identified a material weakness in our internal control over financial reporting related to the allowance for loan losses. The identified deficiency that was considered a material weakness related to management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the Company’s loan portfolio to reflect changes in the economic environment.
     While we are taking steps to address the identified material weakness and prevent additional material weaknesses from occurring, there is no guarantee that these steps will be sufficient to remediate the identified material weakness or prevent additional material weaknesses from occurring. If we fail to remediate the material weakness, or if additional material weaknesses are discovered in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting.
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
     We have also committed to the FRB to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our existing capital resources may not satisfy our capital requirements for the foreseeable future and may not be sufficient to offset any problem assets. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital to satisfy our agreements with the Regulators.

     Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital on terms acceptable to us. Inability to raise additional capital when needed, raises substantial doubt about our ability to continue as a going concern.
     On June 12, 2009, and subsequently amended on July 31, 2009 and September 28, 2009, we entered into a Securities Purchase Agreement with Leading Investment & Securities Co., Ltd., a Korean securities broker-dealer (“LIS”), providing for the sale of 8,079,612 unregistered shares of Hanmi Financial common stock to LIS at a purchase price of $1.37 per share, resulting in gross proceeds of $11.1 million. The initial phase of this transaction was completed on September 4, 2009, resulting in an initial investment by LIS of $6.8 million. It is not expected that the remainder of this transaction will be completed. Inability to raise additional capital through other sources when needed, raises substantial doubt about our ability to continue as a going concern. In addition, if we were to raise additional capital through the issuance of additional shares, our stock price could be adversely affected, depending on the terms of any shares we were to issue.
     We are restricted from accepting brokered deposits and offering interest rates on deposits that are substantially higher than the prevailing rates in our market. Due to the Bank’s total risk-based capital ratio that was 9.07 percent as of December 31, 2009 coupled with the regulatory enforcement action with specific capital provisions, the Bank is considered to be “adequately capitalized” under the regulatory framework for prompt corrective action. Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. Accordingly, we are restricted from accepting brokered deposits and offering interest rates on deposits that are significantly higher than the prevailing rates in our market. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.
     The Bank is subject to additional regulatory oversight as a result of a formal regulatory enforcement action issued by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. The Bank was subject to an informal supervisory agreement (a MOU) with the FRB of San Francisco and the California Department of Financial Institutions to address certain issues raised in the Bank’s regulatory examination by the DFI on March 10, 2008. The material terms of the MOU are discussed in “Notes to Consolidated Financial Statements, Note 15 - Regulatory Matters.” As a result of the Bank’s recently completed examination by the FRB and DFI, on November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Order from the DFI. On the same date, Hanmi Financial and the Bank entered into the Agreement with the FRB. The Order and the Agreement contain substantially similar provisions which are described in greater detail in this “Notes to Consolidated Financial Statements, Note 15 — Regulatory Matters.” Under the terms of the Order and Agreement, which were issued and became effective on November 2, 2009, the Bank is required to implement certain corrective and remedial measures under strict time frames and we can offer no assurance that the Bank will be able to meet the deadlines imposed by the regulatory orders. The Order and Agreement will remain in effect until modified, terminated, suspended or set aside by the FRB and DFI, as applicable.
     These regulatory actions will remain in effect until modified, terminated, suspended or set aside by the FRB or the DFI, as applicable. Failure to comply with the terms of these regulatory actions within the applicable time frames provided could result in additional orders or penalties from the FRB and the DFI, which could include further restrictions on our business, assessment of civil money penalties on us and the Bank, as well as our respective directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors, the liquidation or other closure of the Bank and our ability to continue as a going concern. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.
     We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline. Although we and the Bank both qualified as “adequately capitalized” under the regulatory framework for prompt corrective action as of December 31, 2009, the additional regulatory restrictions resulting from the decline in our capital category, or any further decline, could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects and our ability to continue as a going concern.

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
     Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. Our inability to obtain regulatory consent to accept or renew brokered deposits could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects and our ability to continue as a going concern.
     Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects and our ability to continue as a going concern. Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100.0 million, (ii) are categorized as “well-capitalized,” (iii) were found to be well managed and its composite rating was outstanding and (iv) has not been subject to a change in control during the last twelve months, need only be examined by the FDIC once every 18 months.
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

     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. Inability to raise additional capital when needed, raises substantial doubt about our ability to continue as a going concern.
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
     Difficult economic and market conditions have adversely affected our industry. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process.

•	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	Our liquidity could be negatively impacted by an inability to access the capital markets, unforeseen or extraordinary demands on cash, or regulatory restrictions, which could, among other things, materially and adversely affect our business, results of operations and financial condition and our ability to continue as a going concern.

     If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations and prospects as a going concern. Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the EESA and on February 17, 2009, President Obama signed the ARRA in response to the current crisis in the financial sector. The Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA and the ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and the ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to capital and credit or the value of our securities.
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
     We have recently experienced an unexpected loss in our key management. Our Chief Credit Officer passed away in October 2009. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. The unexpected loss of services of one or more of our key personnel or the inability to maintain consistent personnel in management could have a material adverse impact on our business and results of operations.
     We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations and capital levels. During the year ended December 31, 2009, we recorded a $196.4 million provision for credit losses and charged off $125.4 million in loans, net of $2.8 million in recoveries. There has been a general slowdown in the economy and in particular, in the housing market in areas of Southern California where a majority of our loan customers are based. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to a financial strain on homebuilders and suppliers, as well as an overall decrease in the collateral value of real estate securing loans. As of December 31, 2009, we had $1.0 billion in commercial real estate, construction and residential property loans. Continuing deterioration in the real estate market generally and in the residential property and construction segment in particular could result in additional loan charge-offs and provisions for credit losses in the future, which could have an adverse effect on our net income and capital levels.
     Our allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan losses to provide for loan defaults and non-performance. The allowance is also appropriately increased for new loan growth. While we believe that our allowance for loan losses is adequate to cover inherent losses, we cannot assure you that we will not increase the allowance for loan losses further or that our regulators will not require us to increase this allowance.

     Changes in economic conditions could materially hurt our business. Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. In 2009, the economic conditions in the markets in which our borrowers operate deteriorated and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels. If economic conditions continue to deteriorate, it may exacerbate the following consequences:
•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	low cost or non-interest bearing deposits may decrease; and

•	collateral for loans made by us, especially real estate, may decline in value.
     Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. The Bank’s operations are located primarily in Los Angeles and Orange counties. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. The continued deterioration in economic conditions in the Bank’s market areas, or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.
     Our concentration in commercial real estate loans located primarily in Southern California could have adverse effects on credit quality. As of December 31, 2009, the Bank’s loan portfolio included commercial real estate and construction loans, primarily in Southern California, totaling $965.9 million, or 34.2 percent of total gross loans. Because of this concentration, a continued deterioration of the Southern California commercial real estate market could exacerbate adverse consequences for the Bank. Among the factors that could contribute to such a continued decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.
     Our concentration in commercial and industrial loans could have adverse effects on credit quality. As of December 31, 2009, the Bank’s loan portfolio included commercial and industrial loans, primarily in Southern California, totaling $1.71 billion, or 60.8 percent of total gross loans. Because of this concentration, a continued deterioration of the Southern California economy could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have adverse consequences for the Bank.
     Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2009, the Bank’s loan portfolio included loans to: 1) lessors of non-residential buildings totaling $417.3 million, or 14.8 percent of total gross loans; 2) borrowers in the accommodation industry totaling $413.4 million, or 14.7 percent of total gross loans; and 3) gas stations totaling $343.1 million, or 12.2 percent of total gross loans. Most of these loans are in Southern California. Because of these concentrations of loans in specific industries, a continued deterioration of the Southern California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have adverse consequences for the Bank.
     If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our financial condition and results of operations. As described herein, the Bank substantially increased its provision for credit losses in 2009, 2008 and 2007, as compared to previous years, as a result of increases in historical loss factors, increased charge-offs and migration of more loans into more adverse risk categories.

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
     We must manage our funding resources to enable us to meet our ongoing operations costs and our deposit and borrowing obligations as they come due. Liquidity is essential to our business and any inability to raise funds could have a substantial negative effect on our liquidity. Sources of funds to meet our operating needs and obligations include deposits; interest and fee income on loans and other products and services; earnings on our investment securities portfolio; revenue from the sale or securitization of loans; new capital infusions and borrowings, such as from the FHLB. Adverse regulatory developments or a decline in our financial condition or a decline in financial market conditions generally, such as the recent turmoil faced by depository financial institutions in the domestic and worldwide credit markets, or a decline in the financial condition of the FHLB, could have a significant impact on our ability to meet our liquidity needs, including our ability to attract deposits in an increasingly competitive environment. We cannot forecast if or when market liquidity conditions will improve from current stresses, although it is our expectation that the existing turmoil in the financial and credit markets may continue to affect its performance at least throughout 2010.
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
     The Bank is currently restricted from paying dividends to Hanmi Financial and Hanmi Financial is restricted from paying dividends to stockholders and from making any payments on its trust preferred securities. The primary source of Hanmi Financial’s income from which we pay Hanmi Financial obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank currently has deficit retained earnings and has suffered net losses in 2009 and 2008, largely caused by provision for credit losses and goodwill impairments. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank is prohibited from paying dividends to Hanmi Financial unless it receives prior regulatory approval. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Capital Resources and Liquidity.” Furthermore, Hanmi Financial has agreed that it will not pay any dividends or make any payments on our outstanding $82.4 million of trust preferred securities or any other capital distributions without the prior written consent of the FRB. We began to defer interest payment on our trust preferred securities commencing with the interest payment that was due on January 15, 2009. If we defer interest payments for more than 20 consecutive quarters under any of our outstanding trust preferred instruments, then we would be in default under such trust preferred arrangements and the amounts due under the agreements pursuant to which we issued our trust preferred securities would be immediately due and payable. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a further discussion of restrictions on the Bank’s ability to pay dividends to Hanmi Financial.
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
     Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. First, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of December 31, 2009, 743,958 shares of our common stock were issuable under options granted in connection with our stock option plans. In addition, 3,000,000 shares of our common stock are reserved for future issuance to directors, officers and employees under our stock option plan. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.
     In addition, our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, but does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in Hanmi Financial.

     Future sales of common stock by existing stockholders may have an adverse impact on the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. As of December 31, 2009, there were 51,182,390 shares of our common stock outstanding, which are freely tradable without restriction or further registration under the federal securities laws unless purchased or sold by our “affiliates” within the meaning of Rule 144 under the Securities Act.
     Holders of our junior subordinated debentures have rights that are senior to those of our stockholders. As of December 31, 2009, we had outstanding $82.4 million of trust preferred securities issued by our subsidiary trusts. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The junior subordinated debentures underlying the trust preferred securities are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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
     The following table sets forth information about our offices as of December 31, 2009:

Owned/
Office	Address	City/State	Leased
Corporate Headquarters (1)	3660 Wilshire Boulevard, Penthouse Suite A	Los Angeles, CA	Leased

Branches:
Beverly Hills Branch	9300 Wilshire Boulevard, Suite 101	Beverly Hills, CA	Leased
Cerritos – Artesia Branch	11754 East Artesia Boulevard	Artesia, CA	Leased
Cerritos – South Branch	11900 South Street, Suite 109	Cerritos, CA	Leased
Downtown – Los Angeles Branch	950 South Los Angeles Street	Los Angeles, CA	Leased
Fashion District Branch	726 East 12th Street, Suite 211	Los Angeles, CA	Leased
Fullerton – Beach Branch	5245 Beach Boulevard	Buena Park, CA	Leased
Garden Grove – Brookhurst Branch	9820 Garden Grove Boulevard	Garden Grove, CA	Owned
Garden Grove – Magnolia Branch	9122 Garden Grove Boulevard	Garden Grove, CA	Owned
Gardena Branch	2001 West Redondo Beach Boulevard	Gardena, CA	Leased
Irvine Branch	14474 Culver Drive, Suite D	Irvine, CA	Leased
Koreatown Galleria Branch	3250 West Olympic Boulevard, Suite 200	Los Angeles, CA	Leased
Koreatown Plaza Branch	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
Northridge Branch	10180 Reseda Boulevard	Northridge, CA	Leased
Olympic Branch (2)	3737 West Olympic Boulevard	Los Angeles, CA	Owned
Olympic – Kingsley Branch	3099 West Olympic Boulevard	Los Angeles, CA	Owned
Rancho Cucamonga Branch	9759 Baseline Road	Rancho Cucamonga, CA	Leased
Rowland Heights Branch	18720 East Colima Road	Rowland Heights, CA	Leased
San Diego Branch	4637 Convoy Street, Suite 101	San Diego, CA	Leased
San Francisco Branch	1469 Webster Street	San Francisco, CA	Leased
Silicon Valley Branch	2765 El Camino Real	Santa Clara, CA	Leased
Torrance – Crenshaw Branch	2370 Crenshaw Boulevard, Suite H	Torrance, CA	Leased
Torrance – Del Amo Mall Branch	21838 Hawthorne Boulevard	Torrance, CA	Leased
Van Nuys Branch	14427 Sherman Way	Van Nuys, CA	Leased
Vermont Branch (3)	933 South Vermont Avenue	Los Angeles, CA	Owned
Western Branch	120 South Western Avenue	Los Angeles, CA	Leased
Wilshire – Hobart Branch	3660 Wilshire Boulevard, Suite 103	Los Angeles, CA	Leased

Departments:
Commercial Loan Department (1)	3660 Wilshire Boulevard, Suite 1050	Los Angeles, CA	Leased
Consumer Loan Center (1)	3660 Wilshire Boulevard, Suite 424	Los Angeles, CA	Leased
Insurance & Wealth Management Department (1)	3660 Wilshire Boulevard, Suite 424	Los Angeles, CA	Leased
International Finance Department (1)	933 South Vermont Avenue, 2nd Floor	Los Angeles, CA	Leased
SBA Loan Center (1)	3660 Wilshire Boulevard, Suite 116	Los Angeles, CA	Leased

LPOs and Subsidiaries:
Northwest Region LPO (1)	33110 Pacific Hwy South, Suite 4	Federal Way, WA	Leased
Virginia LPO (1)	7535 Little River Turnpike, Suite 200B	Annandale, VA	Leased
Chun-Ha/All World (1)	12912 Brookhurst Street, Suite 480	Garden Grove, CA	Leased
Chun-Ha (1)	3225 Wilshire Boulevard, Suite 1806	Los Angeles, CA	Leased

(1)	Deposits are not accepted at this facility.

(2)	Training Facility is also located at this facility.

(3)	Administrative offices are also located at this facility.
     As of December 31, 2009, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $18.7 million. Our total occupancy expense, exclusive of furniture and equipment expense, was $5.6 million for the year ended December 31, 2009. Hanmi Financial and its subsidiaries consider their present facilities to be sufficient for their current operations.

ITEM 3. LEGAL PROCEEDINGS
     From time to time, Hanmi Financial and its subsidiaries are parties to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of Hanmi Financial and its subsidiaries. In the opinion of management and in consultation with external legal counsel, the resolution of any such issues would not have a material adverse impact on the financial condition, results of operations, or liquidity of Hanmi Financial or its subsidiaries.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of 2009, no matters were submitted to stockholders for a vote.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported on the Nasdaq Global Select Market under the symbol “HAFC”:

	High	Low	Cash Dividend
2009:
Fourth Quarter	$1.86	$1.10	—
Third Quarter	$1.92	$1.22	—
Second Quarter	$2.65	$1.21	—
First Quarter	$3.00	$0.75	—

2008:
Fourth Quarter	$5.19	$1.65	—
Third Quarter	$6.77	$4.65	—
Second Quarter	$7.79	$5.20	$0.03 Per Share
First Quarter	$9.82	$6.80	$0.06 Per Share
Holders
     Hanmi Financial had 324 registered stockholders of record as of February 1, 2010.
Dividends
     Hanmi Financial has agreed with the FRB that it will not pay any cash dividends to its stockholders without prior consent of the FRB. The Bank is also required to seek prior approval from the Regulators to pay cash dividends to Hanmi Financial. The ability of Hanmi Financial to pay dividends to its stockholders is also directly dependent on the ability of the Bank to pay dividends to us. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (a) the retained earnings of the bank or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period.
     As a result of the net loss incurred by the Bank in recent years, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. However, Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions. The Bank had a retained deficit of $171.7 million as of December 31, 2009.

     Due to the net losses for 2009 and 2008, FRB approval is required for payment of bank dividends to Hanmi Financial in 2009. FRB Regulation H Section 208.5 provides that the Bank must obtain FRB approval to declare and pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. On August 29, 2008, we announced the suspension of our quarterly cash dividend. As a result of our existing regulatory agreements, we are required to obtain regulatory approval prior to the Bank or Hanmi Financial declaring any dividends to its respective shareholders.
Performance Graph
     The following graph shows a comparison of stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: 1) the Nasdaq Composite® (U.S.) Index; 2) the Standard and Poor’s (“S&P”) 500 Financials Index; and 3) the SNL Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference this Report into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

		December 31,
Index	Symbol	2004	2005	2006	2007	2008	2009
Hanmi Financial	HAFC	$100.00	$100.50	$128.13	$50.39	$12.57	$7.32
Nasdaq Composite	^IXIC	$100.00	$101.37	$111.02	$121.91	$72.49	$104.30
S&P 500 Financials	S5FINL	$100.00	$106.30	$126.41	$103.47	$47.36	$55.27
SNL Bank $1B-$5B	—	$100.00	$98.29	$113.74	$82.85	$68.77	$49.26
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     During the fourth quarter of 2009, there were no purchases of equity securities by Hanmi Financial or its affiliates. As of December 31, 2009, there was no current plan authorizing purchases of equity securities by Hanmi Financial or its affiliates.

ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five years ended December 31, 2009 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except for Per Share Data)
SUMMARY STATEMENTS OF OPERATIONS:
Interest and Dividend Income	$184,147	$238,183	$280,896	$260,189	$200,941
Interest Expense	82,918	103,782	129,110	106,946	62,850

Net Interest Income Before Provision for Credit Losses	101,229	134,401	151,786	153,243	138,091
Provision for Credit Losses	196,387	75,676	38,323	7,173	5,395
Non-Interest Income	32,110	32,854	40,006	36,963	31,450
Non-Interest Expense	90,354	195,027	189,929	77,313	70,201

Income (Loss) Before Provision (Benefit) for Income Taxes	(153,402)	(103,448)	(36,460)	105,720	93,945
Provision (Benefit) for Income Taxes	(31,125)	(1,355)	24,302	40,370	36,144

NET INCOME (LOSS)	$(122,277)	$(102,093)	$(60,762)	$65,350	$57,801

SUMMARY BALANCE SHEETS:
Cash and Cash Equivalents	$154,110	$215,947	$122,398	$138,501	$163,477
Total Investment Securities	133,289	197,117	350,457	391,579	443,912
Net Loans (1)	2,674,064	3,291,125	3,241,097	2,837,390	2,469,080
Total Assets	3,162,706	3,875,816	3,983,657	3,725,243	3,414,252
Total Deposits	2,749,327	3,070,080	3,001,699	2,944,715	2,826,114
Total Liabilities	3,012,962	3,611,901	3,613,101	3,238,873	2,987,923
Total Stockholders’ Equity	149,744	263,915	370,556	486,370	426,329
Tangible Equity	146,362	258,965	256,548	272,412	208,580
Average Net Loans (1)	3,044,395	3,276,142	3,049,775	2,721,229	2,359,439
Average Investment Securities	188,325	271,802	368,144	414,672	418,750
Average Interest-Earning Assets	3,611,009	3,653,720	3,494,758	3,214,761	2,871,564
Average Total Assets	3,717,179	3,866,856	3,882,891	3,602,181	3,249,190
Average Deposits	3,109,322	2,913,171	2,989,806	2,881,448	2,632,254
Average Borrowings	341,514	591,930	355,819	221,347	165,482
Average Interest-Bearing Liabilities	2,909,014	2,874,470	2,643,296	2,367,389	2,046,227
Average Stockholders’ Equity	225,708	323,462	492,637	458,227	417,813
Average Tangible Equity	221,537	264,490	275,036	242,362	198,527

PER SHARE DATA:
Earnings (Loss) Per Share – Basic	$(2.57)	$(2.23)	$(1.27)	$1.34	$1.18
Earnings (Loss) Per Share – Diluted	$(2.57)	$(2.23)	$(1.27)	$1.32	$1.16
Book Value Per Share (2)	$2.93	$5.75	$8.08	$9.91	$8.76
Tangible Book Value Per Share (3)	$2.86	$5.64	$5.59	$5.55	$4.29
Cash Dividends Per Share	—	$0.09	$0.24	$0.24	$0.20
Common Shares Outstanding (4)	51,182,390	45,905,549	45,860,941	49,076,613	48,658,798

(1)	Loans receivable, net of allowance for loan losses and deferred loan fees.

(2)	Total stockholders’ equity divided by common shares outstanding.

(3)	Tangible equity divided by common shares outstanding.

(4)	On January 20, 2005, our Board of Director declared a two-for-one stock split and new shares were distributed on February 15, 2005.

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (4)	(3.29%)	(2.64%)	(1.56%)	1.81%	1.78%
Return on Average Stockholders’ Equity (5)	(54.17%)	(31.56%)	(12.33%)	14.26%	13.83%
Return on Average Tangible Equity (6)	(55.19%)	(38.60%)	(22.09%)	26.96%	29.11%
Net Interest Spread (7)	2.28%	2.95%	3.20%	3.65%	4.02%
Net Interest Margin (8)	2.84%	3.72%	4.39%	4.83%	4.89%
Efficiency Ratio (9)	67.76%	116.60%	99.03%	40.65%	41.41%
Dividend Payout Ratio (10)	—	(4.05%)	(18.11%)	18.02%	16.84%
Average Stockholders’ Equity to Average Total Assets	6.07%	8.36%	12.69%	12.72%	12.86%

SELECTED CAPITAL RATIOS:
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	9.12%	10.79%	10.65%	12.55%	12.04%
Hanmi Bank	9.07%	10.70%	10.59%	12.28%	11.98%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	6.76%	9.52%	9.40%	11.58%	11.03%
Hanmi Bank	7.77%	9.44%	9.34%	11.31%	10.96%
Tier 1 Capital to Average Total Assets:
Hanmi Financial	5.82%	8.93%	8.52%	10.08%	9.11%
Hanmi Bank	6.69%	8.85%	8.47%	9.85%	9.06%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (11)	7.77%	3.62%	1.66%	0.50%	0.41%
Non-Performing Assets to Total Assets (12)	7.76%	3.17%	1.37%	0.38%	0.30%
Net Loan Charge-Offs to Average Total Gross Loans	3.88%	1.38%	0.73%	0.17%	0.12%
Allowance for Loan Losses to Total Gross Loans	5.14%	2.11%	1.33%	0.96%	1.00%
Allowance for Loan Losses to Non-Performing Loans	66.19%	58.23%	80.05%	193.86%	246.40%

(4)	Net income (loss) divided by average total assets.

(5)	Net income (loss) divided by average stockholders’ equity.

(6)	Net income (loss) divided by average tangible equity.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent

(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent

(9)	Total non-interest expense divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Dividends declared per share divided by basic earnings (loss) per share.

(11)	Non-performing loans consist of non-accrual loan and loans past due 90 days or more still accruing interest.

(12)	Non-performing assets consist of non-performing loans and other real estate owned.
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

     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Average Stockholders’ Equity	$225,708	$323,462	$492,637	$458,227	$417,813
Less Average Goodwill and Average Other Intangible Assets	(4,171)	(58,972)	(217,601)	(215,865)	(219,286)

Average Tangible Equity	$221,537	$264,490	$275,036	$242,362	$198,527

Return on Average Stockholders’ Equity	(54.17%)	(31.56%)	(12.33%)	14.26%	13.83%
Effect of Average Goodwill and Average Other Intangible Assets	(1.02%)	(7.04%)	(9.76%)	12.70%	15.28%

Return on Average Tangible Equity	(55.19%)	(38.60%)	(22.09%)	26.96%	29.11%

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
     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except Per Share Amounts)
Total Stockholders’ Equity	$149,744	$263,915	$370,556	$486,370	$426,329
Less Goodwill and Other Intangible Assets	(3,382)	(4,950)	(114,008)	(213,958)	(217,749)

Tangible Equity	$146,362	$258,965	$256,548	$272,412	$208,580

Book Value Per Share	$2.93	$5.75	$8.08	$9.91	$8.76
Effect of Goodwill and Other Intangible Assets	(0.07)	(0.11)	(2.49)	(4.36)	(4.47)

Tangible Book Value Per Share	$2.86	$5.64	$5.59	$5.55	$4.29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2009, 2008 and 2007. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements because of certain factors discussed elsewhere in this Report. See “Item 1A. Risk Factors.”
CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of GAAP in the preparation of our consolidated financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies.” Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.
     Allowance for Loan Losses
     We believe the allowance for loan losses and allowance for off-balance sheet items are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on 9 segmented loan pools by risk rating, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in non-performing loans. Concentration of credit, change of lending management and staff, quality of loan review system, and change in interest rate are other qualitative factors that are considered in our methodologies. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan losses and allowance for off-balance sheet items.
     Loan Sales
     We normally sell SBA and residential mortgage loans to secondary market investors. When SBA guaranteed loans are sold, we generally retain the right to service these loans. We record a loan servicing asset when the benefits of servicing are expected to be more than adequate compensation to a servicer, which is determined by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions (such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates) are also used in determining the value of the loan servicing assets. Loan servicing assets are discussed in more detail in “Notes to Consolidated Financial Statements, Note2 — Summary of Significant Accounting Policies” and “Note 5 — Loans” presented elsewhere herein.

     Investment Securities
     The classification and accounting for investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies” presented elsewhere herein. Under FASB ASC 320, “Investment,” investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.
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
     We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment (“OTTI”) to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. Our impairment assessment also takes into consideration factor that we do not intend to sell the security and it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.
     For debt securities, the classification of other-than-temporary impairment depends on whether we intend to sell the security or it more likely than not will be required to sell the security before recovery of its costs basis, and on the nature of the impairment. If we intend to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If we do not intend to sell the security or it is more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, that are deemed other-than-temporarily impaired as of December 31, 2009 and 2008. Investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 4 — Securities” presented elsewhere herein.
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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 2009, the Company established a valuation allowance of $45.2 million against its existing net deferred tax assets of $48.8 million. As of December 31, 2008 and 2007, no valuation allowance was required. Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies” and “Note 12 — Income Taxes” presented elsewhere herein.

EXECUTIVE OVERVIEW
     For the years ended December 31, 2009, 2008 and 2007, we recognized net losses of $122.3 million, $102.1 million and $60.8 million, respectively. The losses in 2009 were primarily due to provision for credit losses of $196.4 million. The losses in 2008 and 2007 were mainly caused by goodwill impairment charges of $107.4 million and $102.9 million, respectively, coupled with provisions for credit losses of $75.7 million and $38.3 million, respectively. For the years ended December 31, 2009, 2008 and 2007, our diluted loss per share was ($2.57), ($2.23) and ($1.27), respectively.
     In 2009, the economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels. Given the challenging credit environment, our priorities have been to manage the credit risk exposure through accelerating the resolution of problem loans and enhancing various credit quality management programs. Our proactive resolution of problem loans resulted in elevated charge-off levels especially during the second half of 2009. To proactively identify problem loans at their earliest stage and to effectively manage them until resolution, the notable changes we recently made to the credit department, among others, were to split review and monitoring functions with sufficient resources to handle problem loans in time effective fashion. Building on the changes that we implemented, we initiated additional programs, such as increased extent and frequency of independent loan review and collateral reappraisals, to further strengthen our loan grading systems and allowance for loan loss methodology. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for additional information on methodologies used to determine the allowance for loan losses. The combined impact of our proactive credit risk management actions resulted in a substantial increase in the loan loss provision in 2009.
          To prudently manage and maintain our capital levels, we deleveraged our balance sheet during the most part of 2009 as demonstrated by an 18.4 percent or $713.1 million decrease in total assets at December 31, 2009 relative to December 31, 2008. Our balance-sheet deleveraging strategy was primarily focused on a careful reduction of loans and rate-sensitive deposits without creating a liquidity risk. As a result of this strategy, total gross loans decreased by $542.8 million, or 16.1% to $2.82 billion at December 31, 2009 from $3.36 billion at December 31, 2008 mainly through natural amortization and payoffs. With sufficient liquidity generated from the reduction in loans and securities coupled with a strong surplus cash balance accumulated in the first half of 2009, we were able to reduce our rate-sensitive time deposits, which were mostly high-cost promotional time deposits that matured by the third quarter of 2009, brokered deposits and FHLB borrowings.
          In an effort to improve our net interest margin and core deposit base, we launched a series of core deposit campaigns throughout 2009, specifically enabling us to replace high-cost promotional time deposits with low-cost deposit products. As a result, our core deposits (defined as demand, money market and savings deposits) increased by $364.1 million, or 36.8% to $1.35 billion at December 31, 2009 from $989.2 million at December 31, 2008, while total deposits decreased by $320.8 million, or 10.4 percent, to $2.75 billion at December 31, 2009, compared to $3.07 billion at December 31, 2008. This decrease in deposits primarily resulted from a $670.7 million decrease in brokered deposits, partially offset by a $364.1 million increase in core deposits. Thanks to the successful deposit campaigns, our quarterly net interest margin notably improved from 2.50 percent in the first quarter of 2009 to 3.46 percent in the fourth quarter of 2009, exceeding the 3.38% quarterly net interest margin posted in the fourth quarter of 2008. Despite the ongoing economic challenges, we ended 2009 with a significant reduction in our reliance on wholesale funding and adequate levels of liquidity and quarterly net interest margin.
     Outlook for 2010
          The economic recession continued to deepen into the first half of 2009, but has shown some signs of improvement over the second half of 2009. Although the depth, breadth and duration of the economic recovery remain unclear into 2010, we are cautiously optimistic about further improvement in the economy and the real estate market during the second half of 2010.
     Our overall objective is to reclaim our place as the leading community bank in the Korean-American banking industry. We intend to continue to meet all regulatory orders imposed on us. Although this continues to be a difficult period for us, we intend to restore the financial soundness and safety of the Bank. To that end, we have identified the three strategic focus areas for 2010, which include raising capital, sustaining liquidity and improving credit quality.

     In regards to the capital order mandated by our regulators, the minimum capital requirement to raise $100 million by July 31, 2010 is intended to bring the Bank’s tangible capital ratio to over 9%. With our solid franchise value driven by loyal customers and dedicated employees, we believe we will be able to raise a sufficient level of capital within the required timeframe. However, there can be no assurance that we will be successful in our efforts. While continuously making utmost efforts to raise capital from investors, we will shift our focus from capital ratio management to liquidity preservation.
     With this change, we will continue to deleverage our long-term assets until the capital is raised, while preserving our deposit base to maintain an adequate level of liquidity. Responding to the interest rate restriction recently amended by the FDIC, we have launched new deposit products with flexible and innovative features. We will also continue to deploy more products tailored to meet the ever-changing needs of customers. In addition to our innovative retail product orientation, we will continue to improve our customer service quality through various programs including “mystery shoppers” and customer surveys. With the new products coupled with enhanced customer service quality, we believe we will be able to preserve our deposit base and attract new customers without compromising our net interest margin.
     We expect our credit quality to remain a challenge for 2010 with elevated levels of problem assets, reserves and charges-offs. A number of initiatives have been implemented in an effort to minimize our continuously deteriorating credit quality. We will continue to refine our credit risk management system to meet the changing external and internal environments.
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

	Year Ended December 31,
	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$3,157,133	$173,318	5.49%	$3,332,133	$223,942	6.72%	$3,080,544	$261,992	8.50%
Municipal Securities (2)	54,448	3,543	6.51%	63,918	4,180	6.54%	71,937	4,700	6.53%
Obligations of Other U.S. Government Agencies	24,417	1,108	4.54%	65,440	2,813	4.30%	116,701	4,963	4.25%
Other Debt Securities	109,460	4,568	4.17%	142,444	6,574	4.62%	179,506	8,436	4.70%
Equity Securities	41,399	656	1.58%	38,516	1,918	4.98%	26,228	1,413	5.39%
Federal Funds Sold	84,363	326	0.39%	8,934	166	1.86%	19,746	1,032	5.23%
Term Federal Funds Sold	95,822	1,718	1.79%	1,913	43	2.25%	96	5	5.21%
Interest-Earning Deposits	43,967	151	0.34%	422	10	2.37%	—	—	—

Total Interest-Earning Assets	3,611,009	185,388	5.13%	3,653,720	239,646	6.56%	3,494,758	282,541	8.08%

Noninterest-Earning Assets:
Cash and Cash Equivalents	71,448			88,679			92,148
Allowance for Loan Losses	(112,738)			(55,991)			(30,769)
Other Assets	147,460			180,448			326,754

Total Noninterest-Earning Assets	106,170			213,136			388,133

TOTAL ASSETS	$3,717,179			$3,866,856			$3,882,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$91,089	2,328	2.56%	$89,866	2,093	2.33%	$97,173	2,004	2.06%
Money Market Checking and NOW Accounts	507,619	9,786	1.93%	618,779	19,909	3.22%	452,825	15,446	3.41%
Time Deposits of $100,000 or More	1,051,994	34,807	3.31%	1,045,968	43,598	4.17%	1,430,603	75,516	5.28%
Other Time Deposits	916,798	29,325	3.20%	527,927	18,753	3.55%	306,876	15,551	5.07%
Federal Home Loan Bank Advances	257,529	3,399	1.32%	498,875	14,027	2.81%	237,733	12,156	5.11%
Other Borrowings	1,579	2	0.13%	10,649	346	3.25%	35,680	1,793	5.03%
Junior Subordinated Debentures	82,406	3,271	3.97%	82,406	5,056	6.14%	82,406	6,644	8.06%

Total Interest-Bearing Liabilities	2,909,014	82,918	2.85%	2,874,470	103,782	3.61%	2,643,296	129,110	4.88%

Noninterest-Bearing Liabilities:
Demand Deposits	541,822			630,631			702,329
Other Liabilities	40,635			38,293			44,629

Total Noninterest-Bearing Liabilities	582,457			668,924			746,958

Total Liabilities	3,491,471			3,543,394			3,390,254
Stockholders’ Equity	225,708			323,462			492,637

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,717,179			$3,866,856			$3,882,891

Net Interest Income		$102,470			$135,864			$153,431

Net Interest Spread (3)			2.28%			2.95%			3.20%

Net Interest Margin (4)			2.84%			3.72%			4.39%

(1)	Average balances for loans include non-accrual loans and net of deferred fees and related direct costs. Loan fees have been included in the calculation of interest income. Loan fees were $2.3 million, $2.4 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
			(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(11,281)	$(39,343)	$(50,624)	$20,139	$(58,189)	$(38,050)
Municipal Securities	(616)	(21)	(637)	(524)	4	(520)
Obligations of Other U.S. Government Agencies	(1,854)	149	(1,705)	(2,202)	52	(2,150)
Other Debt Securities	(1,419)	(587)	(2,006)	(1,713)	(149)	(1,862)
Equity Securities	134	(1396)	(1,262)	619	(114)	505
Federal Funds Sold	386	(226)	160	(398)	(468)	(866)
Term Federal Funds Sold	1,686	(11)	1,675	43	(5)	38
Interest-Earning Deposits	158	(17)	141	10	—	10

Total Interest and Dividend Income	(12,806)	(41,452)	(54,258)	15,974	(58,869)	(42,895)

Interest Expense:
Savings	28	207	235	(158)	247	89
Money Market Checking and NOW Accounts	(3,133)	(6,990)	(10,123)	5,382	(919)	4,463
Time Deposits of $100,000 or More	250	(9,041)	(8,791)	(17,907)	(14,011)	(31,918)
Other Time Deposits	12,603	(2,031)	10,572	8,835	(5,633)	3,202
Federal Home Loan Bank Advances and Other Borrowings	(5,231)	(5,741)	(10,972)	8,497	(8,073)	424
Junior Subordinated Debentures	—	(1,785)	(1,785)	—	(1,588)	(1,588)

Total Interest Expense	4,517	(25,381)	(20,864)	4,649	(29,977)	(25,328)

Change in Net Interest Income	$(17,323)	$(16,071)	$(33,394)	$11,325	$(28,892)	$(17,567)

     For the years ended December 31, 2009, 2008 and 2007, net interest income before provision for credit losses on a tax-equivalent basis was $102.5 million, $135.9 million and $153.4 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2009 were 2.28 percent and 2.84 percent, respectively, compared to 2.95 percent and 3.72 percent, respectively, for the year ended December 31, 2008 and 3.20 percent and 4.39 percent, respectively, for the year ended December 31, 2007. The decrease in net interest income in 2009 was primarily due to the steep decrease of 400 basis points in the federal funds target rate since December 2007 and the impact of a higher level of nonaccrual loans, partially offset by lower deposit costs.
     Average loans were $3.16 billion in 2009, as compared with $3.33 billion in 2008 and $3.08 billion in 2007, representing decrease of 5.3 percent and increase of 8.2 percent in 2009 and 2008, respectively. Average interest-earning assets were $3.61 billion in 2009, as compared with $3.65 billion in 2008 and $3.49 billion in 2007, representing decrease of 1.2 percent and increase of 4.5 percent in 2009 and 2008, respectively. The $42.7 million decrease in average interest earning assets in 2009 was attributable primarily to our preplanned deleveraging strategy. Consistent with this strategy, the combined total of average interest-bearing liabilities and demand deposits decreased by $54.3 million in 2009. In 2008, the majority of interest-earning assets growth was funded by a $236.1 million increase in FHLB advances and other borrowings. Total average interest-bearing liabilities grew by $34.5 million and $231.2 million, respectively, in 2009 and 2008.

     The average yield on interest-earning assets decreased by 143 basis points to 5.13 percent in 2009, after 152 basis point decrease in 2008 to 6.56 percent from 8.08 percent in 2007, primarily due to a decrease in loan portfolio yields. The average loan yield decreased by 123 basis points to 5.49 percent in 2009, after 178 basis point decrease in 2008 to 6.72 percent from 8.50 percent in 2007, reflecting the impact of a decrease in federal funds target rate and an increase in our overall level of nonaccrual loans. The average cost on interest-bearing liabilities also decreased by 76 basis points to 2.85 percent in 2009, compared to a decrease of 127 basis points to 3.61 percent in 2008 from 4.88 percent in 2007. The decrease in 2009 was primarily due to the FRB’s lowering of rates and a continued shift in funding sources toward lower—cost funds. Total average core deposits, a low-cost source of funding, increased 10.18 percent to $2.06 billion in 2009 from $1.87 billion in 2008. As a result, interest income decreased 22.6 percent to $185.4 million for 2009 from $239.6 million in 2008 and interest expense decreased 20.1 percent to $82.9 million for 2009 from $103.8 million in 2008. In 2008, interest income decreased by 15.7 percent to $239.6 million from $282.5 million in 2007 and interest expense decreased 19.6 percent to $103.8 million from $129.1 million in 2007.
     In 2009, net interest income on a tax-equivalent basis decreased by 24.6 percent to $102.5 million, compared to $135.9 million in 2008, due to decreases in average interest-earning assets and interest earned, partially offset by a reduction in interest paid for interest-bearing liabilities. In 2008, net interest income decreased by 11.4 percent to $135.9 million from $153.4 million in 2007, due mainly to decreases in interest earned and paid for interest-earning assets and interest-bearing liabilities.
Provision for Credit Losses
     For the year ended December 31, 2009, the provision for credit losses was $196.4 million, compared to $75.7 million for the year ended December 31, 2008. The increase in the provision for credit losses is attributable to increases in net charge-offs, non-performing loans and criticized and classified loans, reflecting a continued severe economic downturn. Net charge-offs increased $76.6 million, or 166.7 percent, from $46.0 million for the year ended December 31, 2008 to $122.6 million for the year ended December 31, 2009. Non-performing loans increased from $121.9 million, or 3.62 percent of total gross loans, as of December 31, 2008 to $219.1 million, or 7.77 percent of total gross loans, as of December 31, 2009. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.
     For the year ended December 31, 2008, the provision for credit losses was $75.7 million, compared to $38.3 million for the year ended December 31, 2007. The increase in the provision for credit losses is attributable to increases in the loan portfolio, net charge-offs, non-performing loans and criticized and classified loans. The gross loan portfolio increased $76.3 million, or 2.3 percent, from $3.29 billion at December 31, 2007 to $3.36 billion at December 31, 2008. Net charge-offs increased $23.3 million, or 103.1 percent, from $22.6 million for the year ended December 31, 2007 to $46.0 million for the year ended December 31, 2008. Non-performing loans increased from $54.5 million, or 1.66 percent of total gross loans, as of December 31, 2007 to $121.9 million, or 3.62 percent of total gross loans, as of December 31, 2008. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income
     The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Service Charges on Deposit Accounts	$17,054	$18,463	$18,061
Insurance Commissions	4,492	5,067	4,954
Remittance Fees	2,109	2,194	2,049
Trade Finance Fees	1,956	3,088	4,493
Other Service Charges and Fees	1,810	2,365	2,527
Net Gain on Sales of Loans	1,220	765	5,452
Bank-Owned Life Insurance Income	932	952	933
Net Gain on Sales of Investment Securities	1,833	77	—
Other-Than-Temporary Impairment Loss on Securities	—	(2,410)	(1,074)
Other Operating Income	704	2,293	2,611

Total Non-Interest Income	$32,110	$32,854	$40,006

     We earn non-interest income from four major sources: service charges on deposit accounts, insurance commissions, fees generated from international trade finance and gain on sales of loans. For the year ended December 31, 2009, non-interest income was $32.1 million, a decrease of 2.3 percent from $32.9 million for the year ended December 31, 2008. The slight decrease in non-interest income for 2009 is primarily attributable to decreases in service charges on deposit accounts, trade finance fee, and other income, partially offset by a net gain on sales of investment securities and the absence of OTTI loss on securities recognized in 2008. For the year ended December 31, 2008, non-interest income was $32.9 million, a decrease of 17.8 percent from $40.0 million for the year ended December 31, 2007. The overall decrease in non-interest income for 2008 is primarily due to lower gain on sales of loans, and increase in OTTI loss on securities and lower trade finance fee income.
     Service charges on deposit accounts decreased $1.4 million, or 7.6 percent, in 2009 compared to 2008 and increased $402,000, or 2.2 percent, in 2008 compared to 2007. The decrease was primarily due to a decrease in account analysis fees, reflecting a decrease in the number of accounts subject to account analysis fees, partially offset by an increase in account analysis fees started from March 2009. Service charge income on deposit accounts increased in 2008 primarily due to an increase of $1.2 million in NSF charges, partially offset by a decrease of $644,000 in account analysis fee income.
     Insurance commissions decreased $575,000, or 11.3 percent, in 2009 compared to 2008 and increased $113,000, or 2.3 percent, in 2008 compared to 2007. The decrease in 2009 was primarily attributable to a decreased demand for insurance products due to a sluggish economy.
     Remittance fees slightly decreased $85,000, or 3.9 percent, in 2009 compared to 2008 and increased $145,000, or 7.1 percent, in 2008 compared to 2007 due primarily to a decline in transaction volumes.
     Fees generated from international trade finance decreased by 36.7 percent from $3.1 million in 2008 to $2.0 million in 2009 and decreased by 31.3 percent from $4.5 million in 2007 to $3.1 million in 2008. The decreases in 2009 and 2008 were primarily attributable to a decline in export letter of credit volume due to the continuation of stressed conditions in the international trade market.
     Other service charges and fees decreased $555,000, or 23.5 percent, in 2009 compared to 2008 and decreased $162,000, or 6.4 percent, in 2008 compared to 2007. The decrease was primarily due to a decrease in loan servicing income.
     Gain on sales of loans was $1.2 million in 2009, compared to $765,000 in 2008 and $5.5 million in 2007, representing an increase of 59.5 percent in 2009 and a decrease of 86.0 percent in 2008. In 2009, the increase in gain on sales of loans resulted from increased sales activity in SBA loans, reflecting a recovery in the SBA secondary market. In 2008, the lower gain on sales of loans was primarily due to a depressed secondary market for SBA loans and lower premiums, which decreased to 3.3 percent in 2008 compared to 4.3 percent in 2007. During 2009, there were $37.3 million of SBA loans sold, compared to $23.3 million in 2008 and $116.6 million in 2007.

     Net gain on sales of investment securities increased $1.8 million in 2009 compared to 2008 and increased $77,000 in 2008 compared to 2007. There was no sale of investment securities in 2007. In 2009, we realized a $1.8 million net gain on sale of investment securities as part of our balance-sheet deleveraging plan as well as a repositioning of the investment portfolio to substantially reduce municipal bonds in response to our inability to realize tax benefits offered by the bonds in the near future. Proceeds from the sale of investment securities provided additional liquidity to reduce wholesale funds.
     We have periodically evaluated our investments for OTTI. We recorded no OTTI charge in 2009. However, in 2008, we recorded an OTTI charge of $2.4 million related to an impairment loss on a Lehman Brothers corporate bond. During 2007, we recorded an OTTI charge of $1.1 million to write down the value of an investment in CRA preferred securities to their estimated fair value.
     Other operating income decreased by $1.6 million, or 69.3 percent, from $2.3 million in 2008 to $704,000 in 2009. The decrease was attributable primarily to the absence of a $1.0 million refund of a previously paid legal and consulting fee to outside vendors and a decrease of $230,000 in income on sales of mutual fund. In 2007, other operating income included change in fair value of derivatives of $683,000 and gain on sale of other real estate owned of $226,000.
Non-Interest Expense
     The following table sets forth the breakdown of non-interest expense for the years indicated:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Salaries and Employee Benefits	$33,101	$42,209	$47,036
Occupancy and Equipment	11,239	11,158	10,494
Deposit Insurance Premiums and Regulatory Assessments	10,418	3,713	587
Data Processing	6,297	5,799	6,390
Other Real Estate Owned Expense	5,890	390	8
Professional Fees	4,099	3,539	2,468
Advertising and Promotion	2,402	3,518	3,630
Supplies and Communications	2,352	2,518	2,592
Loan-Related Expense	1,947	790	674
Amortization of Other Intangible Assets	1,568	1,958	2,324
Other Operating Expenses	11,041	12,042	10,835
Impairment Loss on Goodwill	—	107,393	102,891

Total Non-Interest Expense	$90,354	$195,027	$189,929

     For the year ended December 31, 2009, non-interest expense was $90.4 million, a decrease of $104.7 million, or 53.7 percent, from $195.0 million for the year ended December 31, 2008. The decrease in 2009 was primarily due to the absence of $107.4 million in impairment loss on goodwill recognized in 2008 and a decrease of $9.1 million in salaries and employee benefits, partially offset by an increase of $6.7 million in FDIC insurance assessments and an increase of $5.5 million in other real estate owned expense. For the year ended December 31, 2008, non-interest expense was $195.0 million, an increase of $5.1 million, or 2.7 percent, from $189.9 million for the year ended December 31, 2007. The increase in 2008 was primarily the result of an impairment loss on goodwill of $107.4 million, compared to $102.9 million in 2007. At December 31, 2009, we had no remaining goodwill recorded on our balance sheet.
     Salaries and employee benefits expense for 2009 decreased by $9.1 million, or 21.6 percent, to $33.1 million from $42.2 million for 2008, as the direct results of an employee reduction in August 2008 of approximately ten percent, lower incentive compensation, and the reversal of a $2.5 million previously accrued liability on a post-retirement death benefit through an amendment to the bank-owned life insurance policy in 2009. At December 31, 2009, the Company had a total of 509 employees, compared with 563 employees at December 31, 2008.

     Deposit insurance premiums and regulatory assessments increased $6.7 million, or 180.6 percent, from $3.7 million in 2008 to $10.4 million in 2009. The increase was due to higher assessment rates for FDIC insurance on deposits beginning in the second quarter of 2009 and an increase in the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor and fully insured on all noninterest-bearing deposit accounts until December 31, 2013. In addition, there was a special one-time assessment of $1.8 million during the second quarter of 2009. The FDIC imposed a 5 basis point special assessment on each insured institution’s assets minus Tier 1 capital as of June 30, 2009 to maintain public confidence in the federal deposit insurance system.
     Other real estate owned expense increased $5.5 million from $390,000 in 2008 to $5.9 million in 2009. The increase was due primarily to $1.7 million expenses incurred for two foreclosed California properties (a condominium project in Oakland and a private golf course in Fallbrook), a $3.1 million provision for valuation allowance, and a $211,000 loss on the sale of other real estate owned.
     Loan-related expense increased $1.2 million, or 146.5 percent, from $790,000 in 2008 to $1.9 million in 2009. The increase was primarily due to an $850,000 expense related to a legal settlement on a loan and an increase of $190,000 in appraisal expense.
Income Taxes
     For the year ended December 31, 2009, a tax benefit of $31.1 million was recognized on pre-tax losses of $153.4 million, representing an effective tax benefit rate of 20.3 percent, compared to a tax benefit of $1.4 million recognized on pre-tax losses of $103.4 million, representing an effective tax benefit rate of 1.3 percent, for 2008, and income taxes of $24.3 million recognized on a pre-tax loss of $36.5 million, representing an effective tax rate of 66.7 percent, for 2007. The effective tax rates for 2008 and 2007 include impairment losses on goodwill of $107.4 million and $102.9 million, respectively, which are not deductible for tax purposes.
     During 2009, we made investments in various tax credit funds totaling $6.2 million and recognized $1.1 million of income tax credits earned from qualified low-income housing investments. We recognized an income tax credit of $908,000 for the tax year 2008 from $6.1 million in such investments and recognized an income tax credit of $775,000 for the tax year 2007 from $5.8 million in such investments. We intend to continue to make such investments as part of an effort to lower the effective tax rate and to meet our community reinvestment obligations under the CRA.
     As indicated in “Notes to Consolidated Financial Statements, Note 12 — Income Taxes,” income taxes are the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pretax income because certain items of income and expense are recognized in different years for income tax purposes than in the financial statements. These differences in the years that income and expenses are recognized cause “temporary differences.”
     Most of our temporary differences involve recognizing more expenses in our financial statements than we have been allowed to deduct for taxes, and therefore we normally have a net deferred tax asset. As of December 2009, we established a valuation allowance of $45.2 million against its existing net deferred tax assets of $48.8 million. The remaining net deferred tax asset of $3.6 million represents the amount of benefit we will receive in the future based on the carryback of future taxable losses against 2008 taxable income. At December 31, 2008 and 2007, we had net deferred tax assets of $29.5 million and $18.5 million, respectively.

FINANCIAL CONDITION
Investment Portfolio
     The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.
     As of December 31, 2009, the investment portfolio was composed primarily of mortgage-backed securities, U.S. Government agency securities, collateralized mortgage obligations, asset-backed securities and municipal bonds. Investment securities available for sale were 99.3 percent, 99.5 percent and 99.7 percent of the total investment portfolio as of December 31, 2009, 2008 and 2007, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. Government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2009, 2008 or 2007.
     As of December 31, 2009, securities available for sale were $132.4 million, or 4.2 percent of total assets, compared to $196.2 million, or 5.1 percent of total assets, as of December 31, 2008. Securities available for sale decreased in 2009 as part of our balance-sheet deleveraging plan as well as a repositioning of the investment portfolio to substantially reduce municipal bonds in response to our inability to realize tax benefits offered by the bonds in the near future. Proceeds from the sale of investment securities provided additional liquidity to reduce wholesale funds. In 2009, 2008 and 2007, we purchased $89.4 million, $25.4 million and $45.0 million, respectively, of U.S. Government agency securities, corporate bonds and mortgage-backed securities to replenish the portfolio for principal repayments in the form of calls, prepayments and scheduled amortization and to maintain an asset mix consistent with our strategic direction.
     The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	Investment Portfolio as of December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Securities Held to Maturity:
Municipal Bonds	$696	$696	$695	$695	$694	$694
Mortgage-Backed Securities (1)	173	175	215	215	246	247

Total Securities Held to Maturity	$869	$871	$910	$910	$940	$941

Securities Available for Sale:
Mortgage-Backed Securities (1)	$65,218	$66,332	$77,515	$78,860	$99,332	$99,198
U.S. Government Agency Securities	33,325	32,763	17,580	17,700	104,893	105,089
Collateralized Mortgage Obligations (2)	12,520	12,789	36,204	36,162	51,881	51,418
Asset-Backed Securities	8,127	8,188	—	—	—	—
Municipal Bonds	7,369	7,359	58,987	58,313	69,907	71,751
Other Securities	3,925	4,195	4,684	4,958	3,925	3,835
Equity Securities	511	794	511	804	—	—
Corporate Bonds (3)	—	—	355	169	18,295	18,226

Total Securities Available for Sale	$130,995	$132,420	$195,836	$196,966	$348,233	$349,517

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities, except for two private-label securities held as of December 31, 2008 with an unrealized loss totaling $42,000. The two private-label securities were sold during the year ended December 31, 2009.

(3)	Balances presented for amortized cost, representing one corporate bond, were net of an OTTI charge of $2.4 million, which was related to a credit loss, as of December 31, 2008. Therefore, the adoption of a new accounting standard did not require a reclassification for the non-credit portion of previously recognized OTTI from the opening balance of retained earnings to other comprehensive income as of March 31, 2009. The corporate bond was sold during the year ended December 31, 2009.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of December 31, 2009:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Mortgage-Backed Securities	$2,287	4.29%	$6,506	4.24%	$5,355	4.45%	$51,243	4.35%
U.S. Government Agency Securities	—	—	—	—	9,999	4.10%	23,326	5.57%
Collateralized Mortgage Obligations	3,386	4.00%	3,811	4.09%	5,323	3.95%	—	—
Asset-Backed Securities	—	—	—	—	5,440	4.43%	2,687	4.51%
Municipal Bonds (1)	—	—	695	7.06%	2,869	6.13%	4,501	6.65%
Other Securities	3,925	3.37%	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—	511	—
Corporate Bonds	—	—	—	—	—	—	—	—

	$9,598	3.81%	$11,012	4.37%	$28,986	4.40%	$82,268	4.80%

(1)	The yield on municipal bonds has been computed on a tax-equivalent basis, using an effective marginal rate of 35 percent.
     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2009 and 2008:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
	(In Thousands)
December 31, 2009:
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Other Securities	24	1,976	2	39	961	1	63	2,937	3

	$742	$49,627	12	$119	$1,754	2	$861	$51,381	14

December 31, 2008:
Mortgage-Backed Securities	$158	$10,631	42	$33	$5,277	4	$191	$15,908	46
Municipal Bonds	968	35,614	66	119	1,749	4	1,087	37,363	70
Collateralized Mortgage Obligations	36	4,569	4	143	5,903	4	179	10,472	8
Other Securities	72	929	1	40	1,960	2	112	2,889	3
Corporate Bonds	186	169	1	—	—	—	186	169	1

	$1,420	$51,912	114	$335	$14,889	14	$1,755	$66,801	128

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2009 and 2008 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2009. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     We are required to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2009 and 2008 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2009 and 2008 are warranted.

Loan Portfolio
     Total gross loans decreased by $542.8 million, or 16.1 percent, in 2009 and increased by $76.3 million, or 2.3 percent, in 2008. Total gross loans represented 89.2 percent of total assets at December 31, 2009, compared with 86.8 percent and 82.5 percent at December 31, 2008 and 2007, respectively. The overall decrease in total gross loans is attributable to management’s balance sheet deleveraging strategy by carefully evaluating credits that are subject to renewal and accepting only those that are of the highest quality, as well as loan charge-offs and transfers to other real estate owned.
     Commercial and industrial loans were $1.71 billion and $2.10 billion at December 31, 2009 and 2008, respectively, representing 60.8 percent and 62.4 percent, respectively, of total gross loans. Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity of three to seven years and are extended to finance the purchase of business entities, owner-occupied commercial property, business equipment, leasehold improvements or for permanent working capital. SBA guaranteed loans usually have a longer maturity (5 to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location and their current and target markets.
     Real estate loans were $1.04 billion and $1.18 billion at December 31, 2009 and 2008, respectively, representing 37.0 percent and 35.1 percent, respectively, of total gross loans. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are investor-owned, but may be for user-owned purposes. Underwriting guidelines include, among other things, an appraisal in conformity with the USPAP, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

     The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount of Loans Outstanding as of December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Real Estate Loans:
Commercial Property	$839,598	$908,970	$795,675	$757,428	$733,650
Construction	126,350	178,783	215,857	202,207	152,080
Residential Property (1)	77,149	92,361	90,375	81,758	88,442

Total Real Estate Loans	1,043,097	1,180,114	1,101,907	1,041,393	974,172

Commercial and Industrial Loans:
Commercial Term Loans	1,420,034	1,611,449	1,599,853	1,202,612	945,210
Commercial Lines of Credit	101,159	214,699	256,978	225,630	224,271
SBA Loans (2)	139,531	178,399	118,528	171,631	155,491
International Loans	53,488	95,185	119,360	126,561	106,520

Total Commercial and Industrial Loans	1,714,212	2,099,732	2,094,719	1,726,434	1,431,492

Consumer Loans (3)	63,303	83,525	90,449	100,121	92,154

Total Gross Loans	$2,820,612	$3,363,371	$3,287,075	$2,867,948	$2,497,818

(1)	As of December 31, 2009, 2008, 2007, 2006 and 2005, residential mortgage loans held for sale totaling $0, $0, $310,000, $630,000 and $1.1 million, respectively, were included at the lower of cost or fair value.

(2)	As of December 31, 2009, 2008, 2007, 2006 and 2005, SBA loans held for sale totaling $5.0 million, $37.4 million, $6.0 million, $23.2 million and $0, respectively, were included at the lower of cost or fair value.

(3)	Consumer loans include home equity lines of credit.
     The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans as of December 31,
	2009	2008	2007	2006	2005
Real Estate Loans:
Commercial Property	29.8%	27.0%	24.2%	26.4%	29.4%
Construction	4.5%	5.3%	6.6%	7.1%	6.1%
Residential Property	2.7%	2.8%	2.7%	2.8%	3.5%

Total Real Estate Loans	37.0%	35.1%	33.5%	36.3%	39.0%

Commercial and Industrial Loans:
Commercial Term Loans	50.3%	47.9%	48.7%	41.9%	37.8%
Commercial Lines of Credit	3.6%	6.4%	7.8%	7.9%	9.0%
SBA Loans	4.9%	5.3%	3.6%	6.0%	6.2%
International Loans	2.0%	2.8%	3.6%	4.4%	4.3%

Total Commercial and Industrial Loans	60.8%	62.4%	63.7%	60.2%	57.3%

Consumer Loans	2.2%	2.5%	2.8%	3.5%	3.7%

Total Gross Loans	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2009	2008
	(In Thousands)
Commitments to Extend Credit	$262,821	$386,785
Standby Letters of Credit	17,225	47,289
Commercial Letters of Credit	13,544	29,177
Unused Credit Card Lines	23,408	16,912

Total Undisbursed Loan Commitments	$316,998	$480,163

     The table below shows the maturity distribution and repricing intervals of outstanding loans as of December 31, 2009. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $219.0 million.

		After One
		Year But
	Within	Within	After
	One Year	Five Years	Five Years	Total
		(In Thousands)
Real Estate Loans:
Commercial Property	$703,955	$135,643	$—	$839,598
Construction	126,350	—	—	126,350
Residential Property	19,463	52,401	5,285	77,149

Total Real Estate Loans	849,768	188,044	5,285	1,043,097

Commercial and Industrial Loans:
Commercial Term Loans	1,075,332	344,702	—	1,420,034
Commercial Lines of Credit	101,159	—	—	101,159
SBA Loans	136,269	3,262	—	139,531
International Loans	53,488	—	—	53,488

Total Commercial and Industrial Loans	1,366,248	347,964	—	1,714,212

Consumer Loans	61,954	1,349	—	63,303

Total Gross Loans	$2,277,970	$537,357	$5,285	$2,820,612

Loans With Predetermined Interest Rates	$412,984	$512,365	$5,285	$930,634
Loans With Variable Interest Rates	$1,864,986	$24,992	$—	$1,889,978
     As of December 31, 2009, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	December 31, 2009	Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$417,266	14.8%
Accommodation/Hospitality	$413,380	14.7%
Gasoline Stations	$343,100	12.2%
     There was no other concentration of loans to any one type of industry exceeding 10 percent of total gross loans outstanding.
Non-Performing Assets
     Non-performing loans consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans and OREO. Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Non-accrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.
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

     Except for non-performing loans set forth below, our management is not aware of any loans as of December 31, 2009 and 2008 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Our management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.
     The following table provides information with respect to the components of non-performing assets as of December 31 for the years indicated:

	December 31,
	2009	2008	2007	2006	2005
		(Dollars in Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$58,927	$8,160	$2,684	$246	$—
Construction	15,185	38,163	24,118	—	—
Residential Property	3,335	1,350	1,490	—	474
Commercial and Industrial Loans	140,931	73,007	25,729	13,862	9,574
Consumer Loans	622	143	231	105	74

Total Non-Accrual Loans	219,000	120,823	54,252	14,213	10,122

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Commercial and Industrial Loans	—	989	150	—	—
Consumer Loans	67	86	77	2	9

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	67	1,075	227	2	9

Total Non-Performing Loans	219,067	121,898	54,479	14,215	10,131

Other Real Estate Owned	26,306	823	287	—	—

Total Non-Performing Assets	$245,373	$122,721	$54,766	$14,215	$10,131

Non-Performing Loans as a Percentage of Total Gross Loans	7.77%	3.62%	1.66%	0.50%	0.41%
Non-Performing Assets as a Percentage of Total Assets	7.76%	3.17%	1.37%	0.38%	0.30%
     Non-accrual loans totaled $219.0 million as of December 31, 2009, compared to $120.8 million as of December 31, 2008, representing a 81.3 percent increase. Delinquent loans (defined as 30 days or more past due) were $186.3 million as of December 31, 2009, compared to $128.5 million as of December 31, 2008, representing a 45.0 percent increase. We believe that the increases in non-performing loans and delinquent loans are attributable primarily to a current economic recession that is affecting some of our borrowers’ ability to honor their commitments.
     Non-performing loans increased by $97.2 million, or 79.7 percent, to $219.1 million as of December 31, 2009, compared to $121.9 million as of December 31, 2008. The ratio of non-performing loans to total gross loans also increased to 7.77 percent at December 31, 2009 from 3.62 percent at December 31, 2008. During the same period, the allowance for loan losses increased by $74.0 million, or 104.3 percent, to $145.0 million from $71.0 million. The $97.2 million increase in non-performing loans resulted primarily from increases of $50.7 million in commercial real estate loans, $37.5 million in real estate secured commercial term loans, and $19.7 million in SBA loans, partially offset by the $25.6 million decrease in construction loans. Of the $219.1 million non-performing loans, approximately $200.7 million were impaired based on FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $23.1 million as of December 31, 2009. This impairment reserve total is in addition to the charge-offs of $49.4 million from impaired loans. The allowance for the collateral-dependent loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

     As of December 31, 2009, $176.0 million, or 80.3 percent, of the $219.1 million of non-performing loans were secured by real estate. As of December 31, 2008, $96.3 million, or 79.0 percent, of the $121.9 million of non-performing loans were secured by real estate. In light of declining property values in the current economic downturn affecting the real estate markets, the Bank continued to obtain current appraisals and factor in adequate market discounts on the collateral to compensate for non-current appraisals. As of December 31, 2009, 2008 and 2007, we had OREO of $26.3 million, $823,000 and $287,000, respectively.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Provisions to the allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is determined through analysis involving quantitative calculations based on historic loss rates for general reserves and individual impairment calculations for specific allocations to impaired loans as well as qualitative adjustments.
     To determine general reserve requirements, existing loans are divided into 10 general loan pools of risk-rated loans (commercial real estate, construction, commercial term — unsecured, commercial term — T/D secured, commercial line of credit, SBA, international, consumer installment, consumer line of credit, and miscellaneous loans) as well as 3 homogenous loan pools (residential mortgage, auto loans, and credit card). For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade (pass, special mention, substandard, and doubtful) to determine risk factors for potential loss inherent in the current outstanding loan portfolio.
     In the first quarter of 2008, we enhanced our migration analysis to better reflect the Bank’s current loss profile. Our prior migration analysis utilized 28 quarters of evenly-weighted historic losses. Our revised migration analysis utilizes 12-quarters of historic losses with 1.5 to 1 weighting given to the most recent six quarters.
     As homogenous loans are bulk graded, risk grade is not factored into the historical loss analysis; however, as with risk-rated loans, risk factor calculations are based on 12-quarter historic loss analysis with 1.5 to 1 weighting given to the most recent six quarters.
     Specific reserves are allocated for loans deemed “impaired.” FASB ASC 310, “Receivables,” provides the definition of impairment: a loan is impaired when, based on current information and events, it is probable that a bank is unable to collect all amounts due under the loan according to the contractual terms of the loan documents. Loans that represent significant concentrations of credit, material non-performing loans, insider loans and other material credit exposures are subject to FASB ASC 310 impairment analysis.
     Loans that are determined to be impaired under FASB ASC 310, are individually analyzed to estimate the Bank’s exposure to loss based on the borrower’s character, the current financial condition of the borrower and the guarantor, the borrower’s resources, the borrower’s payment history, repayment ability, debt servicing ability, action plan, the prevailing value of the underlying collateral, the Bank’s lien position, general economic conditions, specific industry conditions, outlook for the future, etc.
     The loans identified as impaired are measured using one of the three methods of valuations: (1) the present value of expected future cash flow or discounted cash flow, (2) the fair market value of the collateral if the loan is collateral dependent, or (3) the loan’s observable market price.

     When determining the appropriate level for allowance for loan losses, the management considers qualitative adjustments for any factors that are likely to cause estimated credit losses associated with the Bank’s current portfolio to differ from historical loss experience, including but not limited to:
•	changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practice;

•	changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	changes in the nature and volume of the portfolio;

•	changes in the experience, ability, and depth of lending management and staff;

•	changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings, charge-offs and other loan modifications;

•	changes in the quality of the Bank’s loan review system and the degree of oversight by the Board of Directors;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	transfer risk on cross-border lending activities;

•	the effect of external factors such as competition and legal and regulatory requirements as well as declining collateral values on the level of estimated credit losses in the Bank’s current portfolio.
     In order to systematically quantify the credit risk impact of trends and changes within the loan portfolio, a credit risk matrix is utilized. The above factors are considered on a loan pool by loan pool basis subsequent to, and in conjunction with, a loss migration analysis. The credit risk matrix provides various scenarios with positive or negative impact on the asset portfolio along with corresponding basis points for qualitative adjustments.
     The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	December 31,
	2009		2008		2007		2006		2005
Allowance for Loan	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Losses Applicable To	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable
					(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$19,149	$839,598	$5,587	$908,970	$2,269	$795,675	$2,101	$757,428	$2,043	$733,650
Construction	9,043	126,350	4,102	178,783	3,478	215,857	586	202,207	475	152,080
Residential Property (1)	997	77,149	449	92,361	32	90,065	19	81,128	19	87,377

Total Real Estate Loans	29,189	1,043,097	10,138	1,180,114	5,779	1,101,597	2,706	1,040,763	2,537	973,107

Commercial and Industrial Loans (1)	110,678	1,709,202	58,866	2,062,322	36,011	2,088,694	23,099	1,703,194	21,035	1,431,492
Consumer Loans	2,690	63,303	1,586	83,525	1,821	90,449	1,752	100,121	1,391	92,154
Unallocated	2,439	—	396	—	—	—	—	—	—	—

Total	$144,996	$2,815,602	$70,986	$3,325,961	$43,611	$3,280,740	$27,557	$2,844,078	$24,963	$2,496,753

(1)	Loans held for sale excluded.

     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Year	$70,986	$43,611	$27,557	$24,963	$22,702

Charge-Offs:
Real Estate Loans	27,262	15,005	199	—	—
Commercial and Industrial Loans	95,768	31,916	22,255	5,333	4,371
Consumer Loans	2,350	1,231	876	796	827

Total Charge-Offs	125,380	48,152	23,330	6,129	5,198

Recoveries on Loans Previously Charged Off:
Real Estate Loans	5	—	—	406	—
Commercial and Industrial Loans	2,650	1,979	494	957	2,193
Consumer Loans	128	203	202	187	201

Total Recoveries on Loans Previously Charged Off	2,783	2,182	696	1,550	2,394

Net Loan Charge-Offs	122,597	45,970	22,634	4,579	2,804

Provision Charged to Operating Expense	196,607	73,345	38,688	7,173	5,065

Balance at End of Year	$144,996	$70,986	$43,611	$27,557	$24,963

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Year	$4,096	$1,765	$2,130	$2,130	$1,800
Provision Charged to Operating Expense	(220)	2,331	(365)	—	330

Balance at End of Year	$3,876	$4,096	$1,765	$2,130	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans	3.88%	1.38%	0.73%	0.17%	0.12%
Net Loan Charge-Offs to Total Gross Loans at End of Period	4.35%	1.37%	0.69%	0.16%	0.11%
Allowance for Loan Losses to Average Total Gross Loans	4.59%	2.13%	1.41%	1.00%	1.05%
Allowance for Loan Losses to Total Gross Loans at End of Period	5.14%	2.11%	1.33%	0.96%	1.00%
Net Loan Charge-Offs to Allowance for Loan Losses	84.55%	64.76%	51.90%	16.62%	11.23%
Net Loan Charge-Offs to Provision Charged to Operating Expense	62.36%	62.68%	58.50%	63.84%	55.36%
Allowance for Loan Losses to Non-Performing Loans	66.19%	58.23%	80.05%	193.86%	246.40%

Balances:
Average Total Gross Loans Outstanding During Period	$3,158,624	$3,334,008	$3,082,671	$2,751,565	$2,386,575
Total Gross Loans Outstanding at End of Period	$2,820,612	$3,363,371	$3,287,075	$2,867,948	$2,497,818
Non-Performing Loans at End of Period	$219,067	$121,898	$54,479	$14,215	$10,131
     The allowance for loan losses increased by $74.0 million, or 104.3 percent, to $145.0 million at December 31, 2009 as compared to $71.0 million at December 31, 2008 and increased by $27.4 million, or 62.8 percent, to $71.0 million at December 31, 2008 as compared to $43.6 million at December 31, 2007. The allowance for loan losses as a percentage of total gross loans increased to 5.14 percent as of December 31, 2009 from 2.11 percent as of December 31, 2008, compared to 1.33 percent as of December 31, 2007. Concurrently, the provision for credit losses increased by $123.3 million, or 168.1 percent, to $196.6 million at December 31, 2009 as compared to $73.3 million at December 31, 2008 and increased by $34.7 million, or 89.6 percent, to $73.3 million at December 31, 2008 as compared to $38.7 million at December 31, 2007.
     The increase in the allowance for loan losses in 2009 was due primarily to subsequent increases in historical loss rates as a result of elevated levels of charge-offs as well as migration of loans into more adverse risk rating categories. Due to this increase in reserve factors derived from historic loss rates and migration of loans into adverse risk rating categories, general reserves increased $54.5 million, or 153.1 percent, to $90.1 million at December 31, 2009 as compared to $35.6 million at December 31, 2008. In addition, qualitative adjustments were increased between 5 to 85 basis points for an average of 40 basis points across all loan types. Accordingly, qualitative reserves increased $15.4 million, or 95.1 percent, to $31.6 million at December 31, 2009 as compared to $16.2 million at December 31, 2008. As a result, despite the decrease in overall loan balance of $542.8 million, or 16.1 percent, to $2.82 billion at December 31, 2009 as compared to $3.36 billion at December 31, 2008, higher factors for both general reserves and qualitative adjustments significantly increased allowance requirements.

     The total impaired loans increased $79.3 million, or 65.3 percent, to $200.7 million at December 31, 2009 as compared to $121.4 million at December 31, 2008. However, specific reserve allocations associated with impaired loans only increased $4.9 million, or 26.9 percent, to $23.1 million at December 31, 2009 as compared to $18.2 million at December 31, 2008. The comparatively low increase in impairment reserve was mainly due to timely charge-off of collateral dependant loans that are 90 or more days past due. As the impairment reserve is mostly derived from shortfalls in collateral dependant loans, the amount of required impairment reserve has been limited due to charge-offs recorded.
     For the year ending December 31, 2009, total charge-offs were $125.4 million, compared to $48.2 million for the year ending December 31, 2008 and $23.3 million for the year ending December 31, 2007. Charge-offs in the loan pool of commercial term (T/D secured and unsecured) increased $40.8 million to $64.4 million at December 31, 2009 as compared to $23.6 million at December 31, 2008. Charge-offs in commercial real estate loans increased $15.7 million to $16.0 million at December 31, 2009 as compared to $300,000 at December 31, 2008. As property values have continued to decrease, real estate secured loans, which had in prior years remained stable due to low initial loan to values, lost equity and had to be charged-off. As a result, the Bank experienced significant losses in secured loan pools that previously had minimal charge-offs. In addition to Commercial Term and Real Estate loans, charge-offs in international loans increased $16.0 million to $16.5 million at December 31, 2009 as compared to $500,000 at December 31, 2008. The increased charge-offs within international loans was mainly due to losses, totaling $15.7 million, from three specific borrowers.
     The Bank also recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $3.9 million and $4.1 million at December 31, 2009 and 2008, respectively. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2009 and 2008.
Deposits
     Total deposits at December 31, 2009, 2008 and 2007 were $2.75 billion, $3.07 billion and $3.00 billion, respectively, representing a decrease of $320.8 million, or 10.4 percent, in 2009 and an increase of $68.4 million, or 2.3 percent, in 2008. At December 31, 2009, 2008 and 2007, total time deposits outstanding were $1.40 billion, $2.08 billion and $1.78 billion, respectively, representing 50.8 percent, 67.8 percent and 59.4 percent, respectively, of total deposits. During 2009, we successfully recaptured a substantial portion of the matured time deposits and raised new retail deposits with low-cost core-deposit products. This deposit-portfolio rebalancing implemented under the Bank’s de-leveraging strategy allowed some run-off of rate-sensitive deposits.
     The table below summarizes the deposit balances by major category for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
	Balance	Percent	Balance	Percent	Balance	Percent
			(Dollars in Thousands)
Demand, Noninterest-Bearing	$556,306	20.2%	$536,944	17.5%	$680,282	22.7%
Savings	111,172	4.0%	81,869	2.7%	93,099	3.1%
Money Market Checking and NOW Accounts	685,858	24.9%	370,401	12.1%	445,806	14.9%
Time Deposits of $100,000 or More	815,190	29.8%	849,800	27.6%	1,441,683	47.9%
Other Time Deposits	580,801	21.1%	1,231,066	40.1%	340,829	11.4%

Total Deposits	$2,749,327	100.0%	$3,070,080	100.0%	$3,001,699	100.0%

     Demand deposits and money market accounts increased by $334.8 million, or 36.9 percent, in 2009 and decreased by $218.7 million, or 19.4 percent, in 2008. Core deposits (defined as demand, money market and savings deposits) increased by $364.1 million, or 36.8 percent, to $1.35 billion as of December 31, 2009 from $989.2 million as of December 31, 2008. At December 31, 2009, noninterest-bearing demand deposits represented 20.2 percent of total deposits compared to 17.5 percent at December 31, 2008. Despite the increased competitive pressures to build core deposits in light of the current recessionary economic condition, we attribute the ability to maintain our core deposit base to our strong brand awareness and marketing efforts in our service markets.

     Brokered deposits decreased by $670.7 million from $874.2 million as of December 31, 2008 to $203.5 million as of December 31, 2009. All of our brokered deposits as of December 31, 2009 will mature in less than one year and the Bank is currently restricted from accepting brokered deposits due to our capital classification. Brokered deposits are not a guaranteed source of funds, which may affect our ability to raise necessary liquidity. We plan to continue to reduce the Bank’s reliance on wholesale funding, including FHLB advances and brokered deposits, and build our deposit base with long-term relationships. For additional discussion regarding our brokered deposits and payment of interest rates on our deposits, see “Interest Rate Risk Management – Liquidity – Hanmi Bank.”
     Average deposits for the years ended December 31, 2009, 2008 and 2007 were $3.11 billion, $2.91 billion and $2.99 billion, respectively. Average deposits increased by 6.7 percent in 2009 and decreased by 2.6 percent in 2008.On October 3, 2008, the FDIC deposit insurance limit on most accounts was increased from $100,000 to $250,000. This increase is in effect through December 31, 2013. As of December 31, 2009, time deposits of more than $250,000 were $261.0 million.
     The table below summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in Thousands)
Demand, Noninterest-Bearing	$541,822	—	$630,631	—	$702,329	—
Savings	91,089	2.56%	89,866	2.33%	97,173	2.06%
Money Market Checking and NOW Accounts	507,619	1.93%	618,779	3.22%	452,825	3.41%
Time Deposits of $100,000 or More	1,051,994	3.31%	1,045,968	4.17%	1,430,603	5.28%
Other Time Deposits	916,798	3.20%	527,927	3.55%	306,876	5.07%

Total Deposits	$3,109,322	2.45%	$2,913,171	2.90%	$2,989,806	3.63%

     The table below summarizes the maturity of time deposits of $100,000 or more at December 31 for the years indicated:

	December 31,
	2009	2008	2007
		(In Thousands)
Three Months or Less	$344,901	$238,695	$958,917
Over Three Months Through Six Months	246,116	246,087	289,293
Over Six Months Through Twelve Months	219,739	338,233	188,890
Over Twelve Months	4,434	26,785	4,583

Total Time Deposits of $100,000 or More	$815,190	$849,800	$1,441,683

Federal Home Loan Bank Advances
     FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At December 31, 2009, advances from the FHLB were $154.0 million, a decrease of $268.2 million, or 63.5 percent, from the December 31, 2008 balance of $422.2 million as we have been successfully executing a strategy replacing the usage of wholesale funds with more stable customer deposits in 2009. As of December 31, 2009, there were no FHLB advances with a remaining maturity of less than one year. See “Note 10 – FHLB Advances and Other Borrowings” for more details.

Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million at December 31, 2009 and 2008. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $4.1 million and $780,000 at December 31, 2009 and December 31, 2008, respectively. See “Note 11 — Junior Subordinated Debentures” for further details.
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

     The following table shows the status of our gap position as of December 31, 2009:

		After	After One
	Less	Three	Year But
	Than	Months	Within	After	Non-
	Three	But Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
ASSETS
Cash and Due from Banks	$—	$—	$—	$—	$55,263	$55,263
Interest—Bearing Deposits in Other Banks	95,559	3,288	—	—	—	98,847
Investment Securities:
Fixed Rate	4,624	11,980	32,367	71,877	—	120,848
Floating Rate	68	306	7,180	4,887	—	12,441
Loans:
Fixed Rate	151,971	297,291	475,805	5,285	—	930,352
Floating Rate	1,627,047	14,921	29,292	—	—	1,671,260
Non—Accrual	—	—	—	—	219,000	219,000
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(146,548)	(146,548)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	38,575	—	38,575
Other Assets	—	26,408	—	6,785	129,475	162,668

TOTAL ASSETS	$1,879,269	$354,194	$544,644	$127,409	$257,190	$3,162,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand – Noninterest—Bearing	$—	$—	$—	$—	$556,306	$556,306
Savings	11,017	26,416	53,823	19,916	—	111,172
Money Market Checking and NOW Accounts	95,881	198,843	278,109	113,025	—	685,858
Time Deposits:
Fixed Rate	648,555	741,664	5,767	5	—	1,395,991
Floating Rate	—	—	—	—	—	—
Federal Home Loan Bank Advances	150,197	606	3,175	—	—	153,978
Other Borrowings	1,747	—	—	—	—	1,747
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	25,504	25,504
Stockholders’ Equity	—	—	—	—	149,744	149,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$989,803	$967,529	$340,874	$132,946	$731,554	$3,162,706

Repricing Gap	$889,466	$(613,335)	$203,770	$(5,537)	$(474,364)	$—
Cumulative Repricing Gap	$889,466	$276,131	$479,901	$474,364	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	28.12%	8.73%	15.17%	15.00%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	30.97%	9.61%	16.71%	16.51%	—
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

     As of December 31, 2009, the cumulative repricing gap for the three-month period was asset-sensitive position and 30.97 percent of interest-earning assets, which decreased from the December 31, 2008 figure of 31.21 percent. The decrease was caused primarily by a decrease of $351.0 million in fixed and floating rate loans with maturities or expected to reprice within three months and a decrease of $130.0 million in overnight federal funds sold, partially offset by a decrease of $210.8 million in FHLB advances with maturities or expected to reprice within three months. The cumulative repricing gap for the twelve-month period was asset-sensitive position and 9.61 percent of interest-earning assets, which increased from the December 31, 2008 figure that was liability-sensitive and 4.04 percent. The increase was caused primarily by a decrease of $534.3 million in fixed and floating rate time deposits with maturities or expected to reprice within twelve months and a decrease of $260.5 million in FHLB advances with maturities or expected to reprice within twelve months, partially offset by a decrease of $299.6 million in fixed and floating rate loans with maturities or expected to reprice within twelve months and a decrease of $130.0 million in overnight federal funds sold.
     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31,		December 31,
	2009	2008	2009	2008
		(Dollars in Thousands)
Cumulative Repricing Gap	$889,466	$1,127,888	$276,131	$(145,945)
Percentage of Total Assets	28.12%	29.10%	8.73%	(3.77%)
Percentage of Interest-Earning Assets	30.97%	31.21%	9.61%	(4.04%)
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
		(Dollars in Thousands)
200%	11.08%	7.78%	$15,414	$23,345
100%	5.44%	4.49%	$7,575	$13,468
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.
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

CAPITAL RESOURCES AND LIQUIDITY
     Capital Resources
     In order to ensure adequate levels of capital, the Board continually assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $149.7 million at December 31, 2009, which represented a decrease of $114.2 million, or 43.3 percent, compared to $263.9 million at December 31, 2008. The decrease was primarily due to provision for credit losses of $196.4 million during 2009.
     Hanmi Financial and the Bank are deemed to be “adequately capitalized” as of December 31, 2009. Although there can be no assurance that we will be successful, the Board and management will make their utmost efforts to raise a sufficient capital within the required timeframe.
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
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB. Inability to comply with the capital ratios identified in the Order raises substantial doubt about our ability to continue as a going concern. As of December 31, 2009, the Bank had a Tier 1 leverage ratio of 6.69 percent and tangible stockholder’s equity to total tangible assets ratio of 7.13 percent.
     Liquidity – Hanmi Financial
     Hanmi Financial is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Hanmi Financial’s revenues are obtained from dividends declared and paid by the Bank. Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder (Hanmi Financial) in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to Hanmi Financial in an amount not exceeding the greatest of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. The Bank currently has deficit retained earnings and has suffered net losses in 2007, 2008 and 2009. See “Dividends” for further information. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank has been prohibited by the MOU described in “Notes to Consolidated Financial Statements, Note 15 — Regulatory Matters,” and continues to be prohibited by the FRB Written Agreement and DFI Final Order, from paying dividends to Hanmi Financial unless it receives prior regulatory approval.

     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2010. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of December 31, 2009, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $3.5 million, up from $2.2 million as of December 31, 2008.
Liquidity – Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. In 2009, the Bank deployed two deposit campaigns to increase new deposits and reduce its reliance on wholesale funding to an optimum level.
     Through the first deposit campaign promoted from December 2008 and early part of March 2009, the Bank achieved the objectives of maintaining adequate liquidity and reducing its reliance on wholesale funds. The second deposit campaign promoted during the third and fourth quarters of 2009 successfully recaptured a substantial portion of time deposits raised from the first deposit campaign with low-cost core-deposit products . This deposit-portfolio rebalancing implemented under the Bank’s de-leveraging strategy allowed some run-off of rate-sensitive deposits. As a result, total deposits decreased by $320.8 million, or 10.4 percent, from $3.07 billion as of December 31, 2008 to $2.75 billion as of December 31, 2009. This decrease resulted primarily from a $340.1 million decrease in interest-bearing deposits, partially offset by a $19.4 million increase of noninterest-bearing deposits. The Bank’s wholesale funds, consisting of Federal Home Loan Bank (“FHLB”) advances and brokered deposits, significantly decreased by $938.9 million to $357.5 million at December 31, 2009 from $1.30 billion at December 31, 2008.
     Due to the Bank’s total risk-based capital ratio that was below 10% as of September 30, 2009 coupled with the regulatory enforcement action with a specific capital provision, the Bank is considered to be “adequately capitalized” under the regulatory framework for prompt corrective action. Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule, which became effective on January 1, 2010, limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions. On December 4, 2009, the FDIC issued a Financial Institution Letter, FIL-69-2009, which requires institutions that are not well capitalized to request a determination from the FDIC whether they are operating in an area where rates paid on deposits are higher than the national rate. The Financial Institution Letter allows the institutions that submit determination requests by December 31, 2009 to follow the national rate for local customers by March 1, 2010, if determined not to be operating in a high rate area. Regardless of the determination, institutions must use the national rate caps to determine conformance for all deposits outside the market area beginning January 1, 2010.
     The Bank has been in compliance with the rate restriction for non-local customers since January 2010. Since then, there has been no noticeable change in non-local deposits. The Bank is also required to be in compliance with the national rate caps for local customers starting in March 2010. Our ability to compete for local deposits in the Korean-American community may be limited due to the interest rate restriction. However, we believe that we will be able to compete effectively against our competition with innovative products and quality customer service rather than deposit rates.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 20 percent of its total assets. As of December 31, 2009, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $571.2 million and $415.9 million, respectively. The Bank’s FHLB borrowings as of December 31, 2009 totaled $154.0 million, representing 4.9 percent of total assets. As of March 12, 2010, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $355.0 million and $447.3 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $143.7 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $400.4 million, and had no borrowings as of December 31, 2009. In August 2009, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million. This line of credit will continue for a term of one year, and, unless amended or terminated, will automatically renew for successive one-year terms.
     On July 10, 2009, due to a deterioration in the Bank’s risk profile, the Borrower in Custody Program of the Fed Discount Window in which the Bank has participated changed from the primary credit program to the secondary credit program, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate. As of March 12, 2010, the Bank had $239.4 million available for use through the Fed Discount Window, as the Bank pledged loans with a carrying value of $557.0 million, and there were no borrowings. As the Bank has pledgeable loans, it will pledge additional loans to maintain an adequate level of borrowing line with the Fed Discount Window.
     Current market conditions have limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. The Bank is currently restricted from accepting brokered deposits as a funding source. As of December 31, 2009, brokered deposits were $203.5 million, or 7.4 percent of total deposits. All brokered deposits are currently scheduled to mature on or prior to June 30, 2010. In 2009, the Bank successfully replaced $670.7 million of brokered. The Bank believes that it will be able to replenish the maturing brokered deposits with retail deposits, as it demonstrated its ability to generate retail deposits for the past twelve months. If the Bank is unable to replace these maturing deposits with new deposits, the Bank believes that it has adequate liquidity resources to fund its obligations with its secured funding outlets with the FHLB and Fed Discount Window.
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
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2009	2008
	(In Thousands)
Commitments to Extend Credit	$262,821	$386,785
Standby Letters of Credit	17,225	47,289
Commercial Letters of Credit	13,544	29,177
Unused Credit Card Lines	23,408	16,912

Total Undisbursed Loan Commitments	$316,998	$480,163

CONTRACTUAL OBLIGATIONS
     Our contractual obligations as of December 31, 2009 are as follows:

		More Than	More Than
		One Year	Three Years
		and Less	and Less	More
	Less Than	Than Three	Than Five	Than Five
Contractual Obligations	One Year	Years	Years	Years	Total
			(In Thousands)
Time Deposits	$1,389,983	$5,974	$29	$5	$1,395,991
Federal Home Loan Bank Advances and Other Borrowings	1,747	150,000	3,978	—	155,725
Commitments to Extend Credit	262,821	—	—	—	262,821
Junior Subordinated Debentures	—	—	—	82,406	82,406
Standby Letters of Credit	17,184	41	—	—	17,225
Operating Lease Obligations	5,401	8,532	5,390	7,344	26,667

Total Contractual Obligations	$1,677,136	$164,547	$9,397	$89,755	$1,940,835

RECENTLY ISSUED ACCOUNTING STANDARDS
     FASB ASC 105, “Generally Accepted Accounting Principles” – The FASB ASC is the exclusive authoritative reference for non-governmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth. The FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the FASB ASC is non-authoritative. FASB ASC 105 did not have a material the effect on our financial condition or results of operations.
     FASB ASC 810, “Consolidations” – FASB ASC 810 amends the guidance related to the consolidation of variable interest entities (“VIE’s”). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPE’s”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. FASB ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FASB ASC 810-10-50. FASB ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to the guidance related to the consolidation of VIE’s will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. We are currently evaluating the effect that the provisions of FASB ASC 810 may have on our financial condition and results of operations.
     FASB ASC 860, “Transfers and Servicing” – FASB ASC 860 amends the guidance related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities. It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. FASB ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FASB ASC 810-10-50. FASB ASC 860 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. FASB ASC 860’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. We are currently evaluating the effect that the provisions of FASB ASC 860 may have on our financial condition and results of operations.

     FASB ASC 855, “Subsequent Events” – FASB ASC 855 addresses accounting and disclosure requirements related to subsequent events. FASB ASC 855 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of FASB ASC 855 did not have a material effect on our financial condition or results of operations.
     FASB ASU 2010-01, “Equity (Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash” – ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and is required to be applied on a retrospective basis. Adoption of ASU 2010-01 did not have a significant impact on the Company’s consolidated financial statements.
     FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” – ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, entities will be required to provide fair value measurement disclosures for each class of assets and liabilities, and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on the Company’s consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “—Capital Resources and Liquidity .”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements required to be filed as a part of this Report are set forth on pages 83 through 142
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Hanmi Financial Corporation (“Hanmi Financial”) files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that Hanmi Financial files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Hanmi Financial carried out an evaluation, under the supervision and with the participation of management,

including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2009 pursuant to Exchange Act Rule 13a-15b. Based on that evaluation and the identification of the material weakness in Hanmi Financial’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer have concluded that Hanmi Financial’s disclosure controls and procedures were not effective as of December 31, 2009.
     Management’s Report on Internal Control Over Financial Reporting
     Management of Hanmi Financial is responsible for establishing and maintaining adequate internal control over financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. Hanmi Financial’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:
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
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting form human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of Hanmi Financial’s financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
     As of December 31, 2009, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the internal control over financial reporting, management used the framework established in Internal Control – Integrated Framework, issued by the Committed of Sponsoring Organizations of the Treadway Commission (COSO).
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Hanmi Financial’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following a material weakness as of December 31, 2009 related to management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the Company’s loan portfolio to reflect changes in the economic environment. Specifically, neither the internal loan review grading process control nor the information and communication control that are designed to prompt senior management’s review over the adequacy of the loan loss reserve factors were operating effectively.
     Based on our assessment and the criteria discussed above, Hanmi Financial has concluded that, as of December 31, 2009, internal control over financial reporting was not effective as a result of the aforementioned material weakness.
     KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of Hanmi Financial, has issued an adverse opinion on the effectiveness of the Hanmi Financial’s internal control over financial reporting as of December 31, 2009.
     Changes in Internal Control over Financial Reporting
     During the fourth quarter of 2009, we implemented the following changes in our internal control over financial reporting to address a previously reported material weakness:
We designed and implemented several key initiatives to significantly strengthen our internal loan review function. These included:
•	intensive review by the loan monitoring department to validate the appropriateness of loan grades;

•	expanded additional review of all loan grading changes by management and senior loan officers;

•	independent third party review to ensure the assessment of our internal loan grades.
We implemented several key changes to ensure the adequacy of allowance for loan losses. These included:
•	increasing qualitative adjustments based on current and potential loss scenarios to sufficiently reflect deterioration in the asset portfolio as well as economic decline;

•	implementing more stringent assessment of restructured loans by down-grading all such loans to Substandard;

•	closely monitoring collateral dependent loans by continually obtaining up to date valuations;

•	adhering to more stringent requirements for charge-offs regards to impaired loans.
     Our changes described above implemented during the fourth quarter of 2009 due to the previously identified material weakness have materially affected such internal control over financial reporting.
     Remediation of Material Weakness
     Hanmi Financial determined the following additional steps necessary to address the aforementioned material weaknesses, including:
•	increasing management oversight of the loan portfolio by establishing two new departments to primarily focus on performing quality control review and monitoring;

•	providing intensive onsite review and training to loan officers and other branch staffs by management;

•	outsourcing to independent third parties for credit review to validate the appropriateness of internal loan grading.
     We began to execute the remediation plans identified above in the fourth quarter of 2009, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions. However, there can be no assurances that our efforts will be successful or that additional efforts will not be necessary by the Company to remediate this material weakness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hanmi Financial Corporation:
     We have audited Hanmi Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hanmi Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial will not be prevented or detected on a timely basis. Management identified and included in its assessment a material weakness related to the allowance for loan losses that related to management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the Company’s loan portfolio to reflect changes in the economic environment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hanmi Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements. Our report contains an explanatory paragraph that states the Company is operating under a formal supervisory agreement with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. The agreement restricts certain operations and requires the Company to, among other things, increase the contributed equity capital at Hanmi Bank by $100 million by July 31, 2010 and achieve specific regulatory capital ratios by July 31, 2010 and December 31, 2010. The ability of the Company to comply with the terms of this agreement and its requirements raises substantial doubt about its ability to continue as a going concern. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report thereon.
     In our opinion, because of the affect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over the financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.
/s/ KPMG LLP

Los Angeles, California
March 15, 2010

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
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table summarizes information as of December 31, 2009 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)
Equity Compensation Plans Approved By Security Holders	1,180,358	$11.78	3,000,000
Equity Compensation Plans Not Approved By Security Holders	—	$—	—

Total Equity Compensation Plans	1,180,358	$11.78	3,000,000

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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
(1)	The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 83 of this Report.

(2)	All Financial Statement Schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at pages 144 and 145.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Hanmi Financial Corporation:
     We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further described in note 1 to the consolidated financial statements, at December 31, 2009, the Company and its wholly-owned subsidiary Hanmi Bank, are currently operating under a formal supervisory agreement (“the Agreement”) with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. The Agreement restricts certain operations and requires the Company to, among other things, increase the contributed equity capital at Hanmi Bank by $100 million by July 31, 2010 and achieve specified regulatory capital ratios by July 31, 2010 and December 31, 2010. Failure to achieve all of the agreement’s requirements may lead to additional regulatory actions including being placed into receivership or conservatorship. The ability of the Company to comply with terms of this agreement raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in note 1 to the consolidated financial statements. The 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 15, 2010

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2009	2008
ASSETS
Cash and Due From Banks	$55,263	$83,933
Interest-Bearing Deposits in Other Banks	98,847	2,014
Federal Funds Sold	—	130,000

Cash and Cash Equivalents	154,110	215,947

Securities Held to Maturity, at Amortized Cost (Fair Value: 2009 — $871; 2008 — $910)	869	910
Securities Available for Sale, at Fair Value	132,420	196,207
Loans Receivable, Net of Allowance for Loan Losses of $144,996 and $70,986 at December 31, 2009 and 2008, Respectively	2,669,054	3,253,715
Loans Held for Sale, at the Lower of Cost or Fair Value	5,010	37,410
Customers’ Liability on Acceptances	994	4,295
Premises and Equipment, Net	18,657	20,279
Accrued Interest Receivable	9,492	12,347
Other Real Estate Owned	26,306	823
Deferred Income Taxes	3,608	29,456
Servicing Assets	3,842	3,791
Other Intangible Assets	3,382	4,950
Federal Home Loan Bank Stock, at Cost	30,697	30,697
Federal Reserve Bank Stock, at Cost	7,878	10,228
Income Taxes Receivable	56,554	11,712
Bank-Owned Life Insurance	26,408	25,476
Other Assets	13,425	17,573

TOTAL ASSETS	$3,162,706	$3,875,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$556,306	$536,944
Interest-Bearing:	2,193,021	2,533,136

Total Deposits	2,749,327	3,070,080

Accrued Interest Payable	12,606	18,539
Acceptances Outstanding	994	4,295
Federal Home Loan Bank Advances	153,978	422,196
Other Borrowings	1,747	787
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	11,904	13,598

Total Liabilities	3,012,962	3,611,901

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 200,000,000 Shares; Issued 55,814,890 Shares (51,182,390 Shares Outstanding) and 50,538,049 Shares (45,905,549 Shares Outstanding) at December 31, 2009 and 2008, Respectively	56	51
Additional Paid-In Capital	357,174	349,304
Unearned Compensation	(302)	(218)
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes of $602 and $473 at December 31, 2009 and 2008, Respectively	859	544
Accumulated Deficit	(138,031)	(15,754)
Treasury Stock, at Cost (4,632,500 Shares at December 31, 2009 and 2008)	(70,012)	(70,012)

Total Stockholders’ Equity	149,744	263,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,162,706	$3,875,816

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$173,318	$223,942	$261,992
Taxable Interest on Investment Securities	5,675	9,387	13,399
Tax-Exempt Interest on Investment Securities	2,303	2,717	3,055
Interest on Term Federal Funds Sold	1,718	43	5
Dividends on Federal Reserve Bank Stock	592	692	704
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	326	166	1,032
Interest on Interest-Bearing Deposits in Other Banks	151	10	—
Dividends on Federal Home Loan Bank Stock	64	1,226	709

Total Interest and Dividend Income	184,147	238,183	280,896

INTEREST EXPENSE:
Interest on Deposits	76,246	84,353	108,517
Interest on Federal Home Loan Bank Advances	3,399	14,027	12,156
Interest on Junior Subordinated Debentures	3,271	5,056	6,644
Interest on Other Borrowings	2	346	1,793

Total Interest Expense	82,918	103,782	129,110

NET INTEREST INCOME (LOSS) BEFORE PROVISION FOR CREDIT LOSSES	101,229	134,401	151,786
Provision for Credit Losses	196,387	75,676	38,323

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	(95,158)	58,725	113,463

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	17,054	18,463	18,061
Insurance Commissions	4,492	5,067	4,954
Remittance Fees	2,109	2,194	2,049
Trade Finance Fees	1,956	3,088	4,493
Other Service Charges and Fees	1,810	2,365	2,527
Net Gain on Sales of Loans	1,220	765	5,452
Bank-Owned Life Insurance Income	932	952	933
Net Gain on Sales of Investment Securities	1,833	77	—
Other-Than-Temporary Impairment Loss on Securities	—	(2,410)	(1,074)
Other Operating Income	704	2,293	2,611

Total Non-Interest Income	32,110	32,854	40,006

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	33,101	42,209	47,036
Occupancy and Equipment	11,239	11,158	10,494
Deposit Insurance premiums and Regulatory Assessments	10,418	3,713	587
Data Processing	6,297	5,799	6,390
Other Real Estate Owned Expense	5,890	390	8
Professional Fees	4,099	3,539	2,468
Advertising and Promotion	2,402	3,518	3,630
Supplies and Communications	2,352	2,518	2,592
Loan-Related Expense	1,947	790	674
Amortization of Other Intangible Assets	1,568	1,958	2,324
Other Operating Expenses	11,041	12,042	10,835
Impairment Loss on Goodwill	—	107,393	102,891

Total Non-Interest Expense	90,354	195,027	189,929

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(153,402)	(103,448)	(36,460)
Provision (Benefit) for Income Taxes	(31,125)	(1,355)	24,302

NET LOSS	$(122,277)	$(102,093)	$(60,762)

EARNINGS (LOSS) PER SHARE:
Basic	$(2.57)	$(2.23)	$(1.27)
Diluted	$(2.57)	$(2.23)	$(1.27)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	47,570,361	45,872,541	47,787,213
Diluted	47,570,361	45,872,541	47,787,213

DIVIDENDS DECLARED PER SHARE	$—	$0.09	$0.24
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in Thousands)

	Common Stock — Number of Shares			Stockholders’ Equity
	Gross		Net				Accumulated
	Shares		Shares		Additional		Other	Retained	Treasury	Total
	Issued and	Treasury	Issued and	Common	Paid-in	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Outstanding	Shares	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity
BALANCE AT JANUARY 1, 2007	50,239,613	(1,163,000)	49,076,613	50	344,810	—	(3,200)	164,751	(20,041)	486,370

Shares Issued for Business Acquisitions	102,181	—	102,181	—	2,198	—	—	—	—	2,198
Exercises of Stock Options and Stock Warrants	132,647	—	132,647	—	1,164	—	—	—	—	1,164
Share-Based Compensation Expense	—	—	—	—	1,880	11	—	—	—	1,891
Restricted Stock Awards	19,000	—	19,000	—	256	(256)	—	—	—	—
Tax Benefit from Exercise of Stock Options	—	—	—	—	317	—	—	—	—	317
Cash Dividends	—	—	—	—	—	—	—	(11,574)	—	(11,574)
Repurchase of Common Stock	—	(3,469,500)	(3,469,500)	—	—	—	—	—	(49,971)	(49,971)
Repurchase of Stock Warrants	—	—	—	—	(2,552)	—	—	—	—	(2,552)

Comprehensive Income:
Net Loss	—	—	—	—	—	—	—	(60,762)	—	(60,762)
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	3,475	—	—	3,475

Total Comprehensive Loss										(57,287)

BALANCE AT DECEMBER 31, 2007	50,493,441	(4,632,500)	45,860,941	50	348,073	(245)	275	92,415	(70,012)	370,556

Cumulative-Effect Adjustment — Adoption of EITF Issue No. 06-4	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	983	53	—	—	—	1,036
Restricted Stock Awards	10,000	—	10,000	—	67	(67)	—	—	—	—
Cancellation of Restricted Stock Award	(5,000)	—	(5,000)	—	(41)	41	—	—	—	—
Cash Dividends	—	—	—	—	—	—	—	(3,853)	—	(3,853)

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(102,093)	—	(102,093)
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	269	—	—	269

Total Comprehensive Loss										(101,824)

BALANCE AT DECEMBER 31, 2008	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

Shares Issued for Business Acquisitions	39,418	—	39,418	—	46	—	—	—	—	46
Issuance of Stock in Private Offering	5,070,423	—	5,070,423	5	6,834	—	—	—	—	6,839
Share-Based Compensation Expense	—	—	—	—	836	70	—	—	—	906
Restricted Stock Awards	205,000	—	205,000	—	284	(284)	—	—	—	—
Cancellation of Restricted Stock Award	(38,000)	—	(38,000)	—	(130)	130	—	—	—	—

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(122,277)	—	(122,277)
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Net of Income Taxes	—	—	—	—	—	—	315	—	—	315

Total Comprehensive Loss										(121,962)

BALANCE AT DECEMBER 31, 2009	55,814,890	(4,632,500)	51,182,390	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(122,277)	$(102,093)	$(60,762)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,610	2,900	2,953
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	(516)	164	218
Amortization of Other Intangible Assets	1,568	1,958	2,324
Amortization of Servicing Assets	823	1,295	2,046
Share-Based Compensation Expense	906	1,036	1,891
Provision for Credit Losses	196,387	75,676	38,323
Federal Home Loan Bank and Federal Reserve Bank Stock Dividends	—	(1,259)	(708)
Net Gain on Sales of Investment Securities	(1,833)	(77)	—
Other-Than-Temporary Impairment Loss on Investment Securities	—	2,410	1,074
Net Gain on Sales of Loans	(1,220)	(765)	(5,452)
(Gain) Loss on Sales of Other Real Estate Owned	211	324	(226)
Valuation Impairment on Other Real Estate Owned	3,115	—	—
Impairment Loss on Goodwill	—	107,393	102,891
Excess Tax Benefit from Exercises of Stock Options	—	—	(193)
Deferred Tax Expense (Benefit)	26,016	(11,254)	(14,618)
Origination of Loans Held for Sale	(1,711)	(54,347)	(108,639)
Net Proceeds from Sales of Loans Held for Sale	35,331	24,037	131,626
Decrease (Increase) in Accrued Interest Receivable	2,855	5,064	(492)
Increase in Servicing Assets, Net	(874)	(750)	(1,803)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(932)	(951)	(933)
(Increase) Decrease in Other Assets	4,000	7,937	2,875
Increase in Income Taxes Receivable	(44,842)	(6,081)	—
Increase (Decrease) in Accrued Interest Payable	(5,933)	(3,289)	(754)
Increase (Decrease) in Other Liabilities	(1,428)	(5,573)	3,158

Net Cash Provided By Operating Activities	92,256	43,755	94,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured Term Federal Funds Sold	—	—	5,000
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	2,350	4,074	—
Proceeds from Matured or Called Securities Available for Sale	62,144	147,320	89,958
Proceeds from Sales of Investment Securities Available for Sale	93,685	28,501	—
Proceeds from Sales of Other Real Estate Owned	4,917	2,128	1,306
Net Decrease (Increase) in Loans Receivable	354,328	(95,286)	(461,297)
Purchases of Federal Home Loan Bank and Federal Reserve Bank Stock	—	(10,261)	(7,849)
Purchases of Investment Securities Available for Sale	(89,357)	(24,580)	(44,980)
Purchases of Premises and Equipment	(988)	(2,379)	(3,682)
Business Acquisitions, Net of Cash Acquired	—	—	(1,727)

Net Cash Provided By (Used In) Investing Activities	427,079	49,517	(423,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	(320,753)	68,381	56,984
Net Proceeds from Issuance of Common Stock in Private Offering	6,839	—	—
Proceeds from Exercises of Stock Options and Stock Warrants	—	—	1,164
Excess Tax Benefit from Exercises of Stock Options	—	—	193
Cash Paid to Acquire Treasury Stock	—	—	(49,971)
Cash Paid to Repurchase Stock Options and Stock Warrants	—	(70)	(2,552)
Cash Dividends Paid	—	(3,853)	(11,574)
Proceeds from Long-Term Federal Home Loan Bank Advances and Other Borrowings	—	250,000	—
Repayment of Long-Term Federal Home Loan Bank Advances and Other Borrowings	(107,218)	(468)	(443)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(160,040)	(313,713)	318,546

Net Cash (Used In) Provided By Financing Activities	(581,172)	277	312,347

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,837)	93,549	(16,103)
Cash and Cash Equivalents at Beginning of Year	215,947	122,398	138,501

CASH AND CASH EQUIVALENTS AT END OF YEAR	$154,110	$215,947	$122,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$88,851	$107,071	$129,864
Income Taxes Paid	$—	$13,873	$38,232
Non-Cash Activities:
Stock Issued for Business Acquisition	$46	$293	$2,198
Transfer of Loans to Other Real Estate Owned	$38,726	$2,988	$1,367
Loan Provided in the Sale of Other Real Estate Owned	$5,000	$—	$—
Transfer of Equity Securities from Other Assets to Securities Available for Sale	$—	$511	$—
See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
NOTE 1 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION
     On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Final Order (“Order”) with the California Department of Financial Institutions (the “DFI”). On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). The Order and the Agreement contain a list of strict requirements ranging from a capital directive to developing a contingency funding plan.
     While Hanmi Financial intends to take such actions as may be necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Regulatory Agreement and Order, there can be no assurance that Hanmi Financial or the Bank will be able to comply fully with the provisions of the Agreement and the Order, or that compliance with the Agreement and the Order will not have material and adverse effects on the operations and financial condition of the Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Agreement and the Order could result in further enforcement actions by both DFI and FRB, or the placing of the Bank into conservatorship or receivership.
     Written Agreement and Final Order
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 1 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
     Under the Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million. The Bank will be required to maintain a ratio of tangible shareholders’ equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets
By December 31, 2009	Not Less Than 7.0 Percent
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be approved by the FRB. As of December 31, 2009, the Bank had a Tier 1 leverage ratio of 6.69 percent and tangible stockholder’s equity to total tangible assets ratio of 7.13 percent. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.
     To comply with the provisions of the Agreement and the Order, additional actions taken include the following:
•	The Board Committees have been reorganized after a board assessment was conducted to leverage the experience and skill base of our directors and improve board oversight of the Bank’s operations.

•	Tools such as master calendar of scheduled events and policy exception trigger tables have been created to assist the Board’s ability to monitor the Bank’s operations more effectively.

•	Jung Hak Son, a 24 year member of the Bank has been appointed to the Chief Credit Officer position and is currently awaiting approval from the regulatory agencies.

•	Loan policies and procedures continue to be adjusted and enhanced to keep current with the rapidly changing credit and economic environment.

•	Allowance for loan loss quantitative and qualitative factors have been changed to reflect the higher risk in the loan portfolio due to the recessionary economy.

•	The credit department has also been reorganized and reinforced with additional personnel to increase the level of management loan review and loan monitoring.

•	Written plans have been developed for each problem loan greater than $3 Million and the plans implemented and monitored to improve loan work out and loan collection.

•	Bank’s strategic plan has been reviewed and revised, then approved by the Board of Directors.

•	Bank’s liquidity management plan and contingency funding plan have been significantly revised to reflect the additional restrictions and challenges of the market.

•	The capital plan has been revised and significant effort is being made to raise the required capital within the time frame mandated by the Order.

•	A Compliance Committee has been organized to monitor the progress toward full compliance with all the provisions of the Agreement and the Order and approves the reports prior to submission according to the schedule established.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 1 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
     Policies and procedures have been developed, plans have been formulated, documented, approved and submitted and administrative requirements such as submission of quarterly progress reports are also being met. However, the results of these actions are still subject to review by our regulators.
     Going Concern
     As previously mentioned, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the recently issued DFI Final Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million.
     We have also committed to the FRB to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our existing capital resources may not satisfy our capital requirements for the foreseeable future and may not be sufficient to offset any problem assets. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital to satisfy our agreements with the Regulators.
     Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital if needed or on terms acceptable to us. Inability to raise additional capital when needed or comply with the terms of the Order or Agreement, raises substantial doubt about our ability to continue as a going concern.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action including being placed into receivership or conservatorship.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the FDIC. As of December 31, 2009, the Bank maintained a branch network of 27 full-service branch offices in California and two loan production offices in Virginia and Washington.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
     Liquidity Risk
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
     We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. Our impairment assessment also takes into consideration factor that we do not intend to sell the security and it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.
     For debt securities, the classification of other-than-temporary impairment depends on whether we intend to sell the security or it more likely than not will be required to sell the security before recovery of its costs basis, and on the nature of the impairment. If we intend to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If we do not intend to sell the security or it is more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, that are deemed other-than-temporarily impaired as of December 31, 2009.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     We also have a minority investment of less than five percent in a publicly traded company, Pacific International Bancorp (“PIB”). As of December 31, 2009, the investment was carried at fair value and included in securities available for sale on the Consolidated Balance Sheets. As of December 31, 2009 and 2008, its carrying value was $794,000 and $804,000, respectively. We monitor the investment for impairment and make appropriate reductions in carrying value when necessary.
     Loans Receivable
     We originate loans for investment, with such designation made at the time of origination. Loans receivable that we have the intent and ability to hold for the foreseeable future, or until maturity, are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Non-refundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts or premiums on purchased loans are accreted or amortized to interest income using the effective interest method over the remaining period to contractual maturity adjusted for anticipated prepayments.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
     The Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and analyzes the allowance for loan losses on a quarterly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The DFI and/or the Board of Governors of the Federal Reserve System require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
     Impairment of Long-Lived Assets
     We account for long-lived assets in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
     Other Real Estate Owned
     Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation impairment is recorded through expense. Operating costs after acquisition are expensed.
     Servicing Assets
     Servicing assets are recorded at the lower of amortized cost or fair value in accordance with the provisions of FASB ASC 860, “Transfers and Servicing.” The fair values of servicing assets represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets is determined based on the present value of estimated net future cash flows related to contractually specified servicing fees.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Goodwill
     Goodwill represents the excess of purchase price over the fair value of net assets acquired. In accordance with FASB ASC 350, “Intangibles-Goodwill and Other,” goodwill must be recorded at the reporting unit level. Reporting units are defined as an operating segment. We have identified one reporting unit — our banking operations. FASB ASC 350 prohibits the amortization of goodwill, but requires that it be tested for impairment at least annually (at any time during the year, but at the same time each year), or more frequently if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the reporting unit’s fair value below its carrying amount.
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
     As required by FASB ASC 350, we evaluated the useful lives assigned to other intangible assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2009. As required by FASB ASC 350, other intangible assets are assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The other intangible assets recoverability analysis is consistent with our policy for assessing impairment of long-lived assets.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
     Derivative Instruments
     We account for derivatives in accordance with the provisions of FASB ASC 815, “Derivatives and Hedging — Overall.” Under FASB ASC 815, all derivatives are recognized on the balance sheet at their fair values. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge or a cash flow hedge. Fair value hedges include hedges of the fair value of a recognized asset, liability or a firm commitment. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset, liability or a forecasted transaction. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset, liability or firm commitment that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item affects earnings.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
     FASB ASC 810, “Consolidation of Variable Interest Entities (Revised December 2003) — an Interpretation of ARB No. 51,” requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected losses from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s expected residual returns, or both. The Trusts are not consolidated and junior subordinated debt represents liabilities of Hanmi Financial to the Trusts.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Share-Based Compensation
     We adopted FASB ASC 718, “Compensation-Stock Compensation,” on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified or settled after December 31, 2005 are measured and accounted for in accordance with FASB ASC 718. Also under this method, expense is recognized for services attributed to the current period for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to the adoption of FASB ASC 718, we accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, we previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of the Share-Based Payment Awards.” We have adopted the alternative transition method prescribed by FSP No. FAS 123R-3 and concluded that we have no pool of tax benefits as of the adoption date of FASB ASC 718.
     FASB ASC 718 requires that cash flows resulting from the realization of excess tax benefits recognized on awards that were fully vested at the time of adoption of FASB ASC 718 be classified as a financing cash inflow and an operating cash outflow on the Consolidated Statements of Cash Flows. Before the adoption of FASB ASC 718, we presented all tax benefits realized from the exercise of stock options as an operating cash inflow.
     In addition, FASB ASC 718 requires that any unearned compensation related to awards granted prior to the adoption of FASB ASC 718 be eliminated against the appropriate equity accounts. As a result, the presentation of stockholders’ equity was revised to reflect the transfer of the balance previously reported in unearned compensation to additional paid-in capital.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
     FASB ASU 2010-01, “Equity (Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash” — ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and is required to be applied on a retrospective basis. Adoption of ASU 2010-01 did not have a significant impact on the Company’s consolidated financial statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” — ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, entities will be required to provide fair value measurement disclosures for each class of assets and liabilities, and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 is not expected to have a significant impact on the Company’s consolidated financial statements.
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
     FASB ASC 825, “Financial Instruments,” provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 825 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FASB ASC 825 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as providing disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods. FASB ASC is effective for interim and annual reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 825 requires comparative disclosures only for periods ending after initial adoption. We adopted FASB ASC 825 in the second quarter of 2009. The adoption of FASB ASC 825 resulted in additional disclosures that are presented in “Note 4 — Investment Securities.”
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
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
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
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     Fair Value Measurement
     FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a three-level fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:
•	Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2	Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•	Level 3	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis
     As of December 31, 2009, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	December 31,
	Assets	Characteristics	Inputs	2009
		(In Thousands)
ASSETS:
Securities Available for Sale:
Mortgage-Backed Securities	$—	$66,332	$—	$66,332
U.S. Government Agency Securities	32,763	—	—	32,763
Collateralized Mortgage Obligations	—	12,789	—	12,789
Asset-Backed Securities	—	8,188	—	8,188
Other Securities	—	2,937	1,258	4,195
Municipal Bonds	—	7,359	—	7,359
Equity Securities	794	—	—	794

Total Securities Available for Sale	$33,557	$97,605	$1,258	$132,420

Servicing Assets	$—	$—	$3,842	$3,842

LIABILITIES:
Servicing Liabilities	$—	$—	$216	$216

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	December 31,
	2009	Settlements	in Earnings	Income	of Level 3	2009
			(In Thousands)
ASSETS:
Investment Securities Available for Sale:
Other Securities	$1,311	$—	$—	$(53)	$—	$1,258
Servicing Assets	$3,791	$874	$(823)	$—	$—	$3,842

LIABILITIES:
Servicing Liabilities	$(238)	$—	$22	$—	$—	$216
     Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of December 31, 2009, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	December 31,
	Assets	Characteristics	Inputs	2009
		(In Thousands)
ASSETS:
Loans Held for Sale	$—	$5,010	$—	$5,010
Impaired Loans	$—	$163,529	$16,519	$180,048
Other Real Estate Owned	$—	$26,306	$—	$26,306
Other Intangible Assets	$—	$3,382	$—	$3,382
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The estimated fair values of financial instruments were as follows:

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
	Amount	Value	Amount	Value
		(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$154,110	$154,110	$215,947	$215,947
Investment Securities Held to Maturity	869	871	910	910
Investment Securities Available for Sale	132,420	132,420	196,207	196,207
Loans Receivable, Net of Allowance for Loan Losses	2,674,064	2,573,080	3,251,311	3,246,955
Accrued Interest Receivable	9,492	9,492	12,347	12,347
Investment in Federal Home Loan Bank Stock	30,697	30,697	30,697	30,697
Investment in Federal Reserve Bank Stock	7,878	7,878	10,228	10,228

Financial Liabilities:
Noninterest-Bearing Deposits	556,306	556,306	536,944	536,944
Interest-Bearing Deposits	2,193,022	2,197,866	2,533,136	2,538,394
Borrowings	236,453	237,354	505,389	506,429
Accrued Interest Payable	12,606	12,606	18,539	18,539

Off-Balance Sheet Items:
Commitments to Extend Credit	262,821	177	386,785	384
Standby Letters of Credit	17,225	37	47,289	194
     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:
     Cash and Cash Equivalents – The carrying amounts approximate fair value due to the short-term nature of these instruments.
     Investment Securities – The fair value of securities was generally obtained from market bids for similar or identical securities or obtained from independent securities brokers or dealers.
     Loans Receivable, Net of Allowance for Loan Losses – Fair values were estimated for loans based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads, and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses relating to performing and nonperforming loans results in a fair valuation of such loans.
     Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates its fair value.
     Investment in Federal Home Loan Bank and Federal Reserve Bank Stock – The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.
     Noninterest-Bearing Deposits – The fair value of non-maturity deposits was the amount payable on demand at the reporting date. Non-maturity deposits include noninterest-bearing demand deposits, savings accounts and money market checking.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     Interest-Bearing Deposits – The fair value of interest-bearing deposits, such as certificates of deposit, was estimated based on discounted cash flows. The discount rate used was based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.
     Borrowings – Borrowings consist of FHLB advances, junior subordinated debentures and other borrowings. Discounted cash flows have been used to value borrowings.
     Accrued Interest Payable – The carrying amount of accrued interest payable approximates its fair value.
     Commitments to Extend Credit and Standby Letters of Credit – The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.
NOTE 4 — INVESTMENT SECURITIES
     The following is a summary of investment securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In Thousands)
December 31, 2009:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	173	2	—	175

	$869	$2	$—	$871

December 31, 2008:
Municipal Bonds	$695	$—	$—	$695
Mortgage-Backed Securities (1)	215	—	—	215

	$910	$—	$—	$910

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     The following is a summary of investment securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In Thousands)
December 31, 2009:
Mortgage-Backed Securities (1)	$65,218	$1,258	$144	$66,332
U.S. Government Agency Securities	33,325		562	32,763
Collateralized Mortgage Obligations (2)	12,520	269	—	12,789
Asset-Backed Securities	8,127	61	—	8,188
Municipal Bonds	7,369	82	92	7,359
Other Securities	3,925	332	62	4,195
Equity Securities	511	283	—	794

	$130,995	$2,285	$860	$132,420

December 31, 2008:
Mortgage-Backed Securities (1)	$77,515	$1,536	$191	$78,860
U.S. Government Agency Securities	17,580	120	—	17,700
Collateralized Mortgage Obligations (2)	36,204	137	179	36,162
Municipal Bonds	58,987	413	1,087	58,313
Other Securities	3,925	386	112	4,199
Equity Securities	511	293	—	804
Corporate Bonds (3)	355	—	186	169

	$195,077	$2,885	$1,755	$196,207

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities, except for two private-label securities held as of December 31, 2008 with an unrealized loss totaling $42,000. The two private-label securities were sold during the year ended December 31, 2009.

(3)	Balances presented for amortized cost, representing one corporate bond, were net of an OTTI charge of $2.4 million, which was related to a credit loss, as of December 31, 2008. Therefore, the adoption of FASB ASC 320 did not require a reclassification for the non-credit portion of previously recognized OTTI from the opening balance of retained earnings to other comprehensive income as of March 31, 2009. The corporate bond was sold in the fourth quarter of 2009 for a realized gain of $83,000.
     The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
		(In Thousands)
Within One Year	$3,925	$4,195	$—	$—
Over One Year Through Five Years	—	—	—	—
Over Five Years Through Ten Years	18,308	18,096	696	696
Over Ten Years	30,513	30,214	—	—
Mortgage-Backed Securities	65,218	66,332	173	175
Collateralized Mortgage Obligations	12,520	12,789	—	—
Equity Securities	511	794	—	—

	$130,995	$132,420	$869	$871

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2009 and 2008:

					Holding Period
		Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
					(In Thousands)
December 31, 2009:
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Other Securities	24	1,976	2	39	961	1	63	2,937	3

	$742	$49,627	12	$119	$1,754	2	$861	$51,381	14

December 31, 2008:
Mortgage-Backed Securities	$158	$10,631	42	$33	$5,277	4	$191	$15,908	46
Municipal Bonds	968	35,614	66	119	1,749	4	1,087	37,363	70
Collateralized Mortgage Obligations	36	4,569	4	143	5,903	4	179	10,472	8
Other Securities	72	929	1	40	1,960	2	112	2,889	3
Corporate Bonds	186	169	1	—	—	—	186	169	1

	$1,420	$51,912	114	$335	$14,889	14	$1,755	$66,801	128

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2009 and 2008 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2009. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2009 and 2008 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2009 and 2008 are warranted.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
		(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$2,327	$618	$—
Gross Realized Losses on Sales of Investment Securities	(494)	(541)	—

Net Realized Gains on Sales of Investment Securities	$1,833	$77	$—

Proceeds from Sales of Investment Securities	$93,685	$28,501	$—
Tax Expense on Sales of Investment Securities	$771	$32	$—
     There were $1.8 million, $77,000 and $0 in net realized gains on sales of securities available for sale during the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, $515,000 ($298,000, net of income taxes) of net unrealized gains arose during the year and was included in comprehensive income and $220,000 ($127,000, net of income taxes) of previously net unrealized gains were realized in earnings. In 2008, $281,000 ($163,000, net of income taxes) of net unrealized gains arose during the year and was included in comprehensive income and $435,000 ($252,000, net of income taxes) of previously net unrealized gains were realized in earnings. In 2007, $2.7 million ($2.0 million, net of income taxes) of net unrealized gains arose during the year and was included in comprehensive income.
     Investment securities available for sale with carrying values of $98.8 million and $123.6 million as of December 31, 2009 and 2008, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 5 — LOANS
     Loans Receivable
     Loans receivable consisted of the following:

	December 31,
	2009	2008
	(In Thousands)
Real Estate Loans:
Commercial Property	$839,598	$908,970
Construction	126,350	178,783
Residential Property	77,149	92,361

Total Real Estate Loans	1,043,097	1,180,114

Commercial and Industrial Loans:
Commercial Term Loans	1,420,034	1,611,449
Commercial Lines of Credit	101,159	214,699
SBA Loans	134,521	140,989
International Loans	53,488	95,185

Total Commercial and Industrial Loans	1,709,202	2,062,322

Consumer Loans	63,303	83,525

Total Gross Loans	2,815,602	3,325,961

Allowance for Loans Losses	(144,996)	(70,986)
Deferred Loan Fees	(1,552)	(1,260)

Loans Receivable, Net	$2,669,054	$3,253,715

     Accrued interest on loans receivable amounted to $9.3 million and $11.8 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, loans receivable totaling $1,378.1 million and $2,841.5 million, respectively, were pledged to secure FHLB advances and the FRB’s federal discount window.
     Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows:

	As of and for the Year Ended December 31,
	2009		2008		2007
		Allowance		Allowance		Allowance
		for Off-		for Off-		for Off-
	Allowance	Balance	Allowance	Balance	Allowance	Balance
	for Loan	Sheet	for Loan	Sheet	for Loan	Sheet
	Losses	Items	Losses	Items	Losses	Items
			(In Thousands)
Balance at Beginning of Year	$70,986	$4,096	$43,611	$1,765	$27,557	$2,130
Provision Charged to Operating Expense	196,607	(220)	73,345	2,331	38,688	(365)
Loans Charged Off	(125,380)	—	(48,152)	—	(23,330)	—
Recoveries	2,783	—	2,182	—	696	—

Balance at End of Year	$144,996	$3,876	$70,986	$4,096	$43,611	$1,765

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 5 — LOANS (Continued)
     Impaired Loans
     The following table provides information on impaired loans for the periods indicated:

	As of and for the
	Year Ended December 31,
	2009	2008	2007
		(In Thousands)
Recorded Investment With Related Allowance	$91,371	$71,448	$38,930
Recorded Investment With No Related Allowance	109,363	49,945	15,202
Allowance on Impaired Loans	(23,148)	(18,157)	(11,829)

Net Recorded Investment in Impaired Loans	$177,586	$103,236	$42,303

Average Total Recorded Investment in Impaired Loans	$281,980	$149,680	$61,249

     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
		(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$17,471	$7,327	$4,672
Less: Interest Income Recognized on Impaired Loans on a Cash Basis	(9,569)	(5,422)	(3,705)

Interest Foregone on Impaired Loans	$7,902	$1,905	$967

     There were no commitments to lend additional funds to borrowers whose loans are included above.
     Non-Performing Assets
     The following table details non-performing assets for the periods indicated:

	December 31,
	2009	2008
	(In Thousands)
Non-Accrual Loans	$219,000	$120,823
Loans 90 Days or More Past Due and Still Accruing	67	1,075

Total Non-Performing Loans	219,067	121,898

Other Real Estate Owned	26,306	823

Total Non-Performing Assets	$245,373	$122,721

     Loans on non-accrual status totaled $219.0 million as of December 31, 2009, compared to $120.8 million as of December 31, 2008, representing a 81.3 percent increase. Delinquent loans (defined as 30 days or more past due) were $186.3 million as of December 31, 2009, compared to $128.5 million as of December 31, 2008, representing a 45.0 percent increase. We believe that the increases in non-performing loans and delinquent loans are attributable primarily to a current economic recession that is affecting some of our borrowers’ ability to honor their commitments.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 5 — LOANS (Continued)
     Non-performing loans increased by $97.2 million, or 79.7 percent, to $219.1 million as of December 31, 2009, compared to $121.9 million as of December 31, 2008. During the same period, the allowance for loan losses increased by $74.0 million, or 104.3 percent, to $145.0 million from $71.0 million. The allowance for the collateral-dependent loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
     As of December 31, 2009, other real estate owned consisted of 13 properties, located in California, with a combined net carrying value of $26.3 million. During 2009, 20 properties, with a carrying value of $35.8 million, were transferred from loans receivable to other real estate owned and 7 properties, with a carrying value of $10.1 million, were sold and a loss of $211,000 was recognized. As of December 31, 2008, other real estate owned consisted of three properties with a combined net carrying value of $823,000.
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
     Troubled Debt Restructured Loans
     There were no commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. As of December 31, 2009, troubled debt restructured loans totaled $36.7 million and the related allowance was $581,000. As of December 31, 2008, restructured loans totaled $24.2 million and the related allowance was $714,000. There were no restructured loans at December 31, 2007. Excluding the troubled debt restructured (“TDR”) loans, the Bank also restructured $165.8 million of loans in 2009 that did not qualify as TDR loans.
     Servicing Assets
     The changes in servicing assets were as follows for the periods indicated:

	December 31,
	2009	2008
	(In Thousands)
Balance at Beginning of Year	$3,791	$4,336
Additions	874	405
Changes in Valuation Allowance	—	345
Amortization	(823)	(1,295)

Balance at End of Year	$3,842	$3,791

     At December 31, 2009 and 2008, we serviced loans sold to unaffiliated parties in the amounts of $233.1 million and $228.6 million, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 6 — PREMISES AND EQUIPMENT
     The following is a summary of the major components of premises and equipment:

	December 31,
	2009	2008
	(In Thousands)
Land	$6,120	$6,120
Buildings and Improvements	9,035	8,790
Furniture and Equipment	14,468	14,528
Leasehold Improvements	11,240	10,956
Software	862	862

	41,725	41,256
Accumulated Depreciation and Amortization	(23,068)	(20,977)

Total Premises and Equipment, Net	$18,657	$20,279

     Depreciation and amortization expense totaled $2.6 million, $2.9 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
NOTE 7 — GOODWILL
     As of December 31, 2009 and 2008, goodwill totaled $0. The change in goodwill during the year is as follows:

	As of and for the
	Year Ended
	December 31,
	2009		2008
	(In Thousands)
Balance at Beginning of Year		$—	$107,100
Acquired Goodwill		—	293
Impairment Loss on Goodwill		—	(107,393)

Balance at End of Year		$—	$—

     Impairment Loss on Goodwill
     During our assessments of goodwill during the second quarter of 2008 and the fourth quarter of 2007, we concluded that we had an impairment of goodwill based on the decline in the market value of our common stock, which we believe reflects, in part, recent turmoil in the financial markets that has adversely affected the market value of the common stock of many banks. The fair value was determined based on a weighted distribution of values derived from three different approaches: market approach, market capitalization approach, and income approach. Based on these assessments, we concluded that the related goodwill was impaired and $107.4 million and $102.9 million was required to be expensed as a non-cash charge to continuing operations during the second quarter of 2008 and the fourth quarter of 2007, respectively. At December 31, 2009, we had no remaining goodwill recorded on our balance sheet.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 8 — OTHER INTANGIBLE ASSETS
     Other intangible assets were as follows:

		December 31, 2009			December 31, 2008
		Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
				(In Thousands)
Other Intangible Assets:
Core Deposit Intangible	8 years	$13,137	$(11,822)	$1,315	$13,137	$(10,538)	$2,599
Trade Names	20 years	970	(146)	824	970	(97)	873
Client/Insured Relationships	10 years	770	(231)	539	770	(154)	616
Non-Compete Agreements	5 years	600	(360)	240	600	(240)	360
Carrier Relationships	15 years	580	(116)	464	580	(78)	502

Total Other Intangible Assets		$16,057	$(12,675)	$3,382	$16,057	$(11,107)	$4,950

     The weighted-average amortization period for other intangible assets is 9.0 years. The total amortization expense for other intangible assets was $1.6 million, $2.0 million and $2.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.
     Estimated future amortization expense related to other intangible assets for each of the next five years is as follows:

Year Ending
December 31,	Amount
(In Thousands)
2010	$1,149
2011	$700
2012	$198
2013	$165
2014	$164
     As of December 31, 2009 and 2008, management is not aware of any circumstances that would indicate impairment of other intangible assets. There were no impairment charges related to other intangible asset recorded through earnings in 2009 or 2008.
NOTE 9 — DEPOSITS
     At December 31, 2009, the scheduled maturities of time deposits are as follows:

	Time
	Deposits	Other
Year Ending	of $100,000	Time
December 31,	or More	Deposits	Total
	(In Thousands)
2010	$812,085	$577,898	$1,389,983
2011	4,434	1,420	5,854
2012	—	120	120
2013	—	—	—
2014	—	29	29
Thereafter	—	5	5

Total	$816,519	$579,472	$1,395,991

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 9 — DEPOSITS (Continued)
     A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
		(In Thousands)
Savings	$2,328	$2,093	$2,004
Money Market Checking and NOW Accounts	9,786	19,909	15,446
Time Deposits of $100,000 or More	34,807	43,598	75,516
Other Time Deposits	29,325	18,753	15,551

Total Interest Expense on Deposits	$76,246	$84,353	$108,517

     Accrued interest payable on deposits totaled $8.5 million and $16.7 million at December 31, 2009 and 2008, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2009 and 2008 were $2.9 million and $3.1 million, respectively.
     On October 3, 2008, FDIC deposit insurance on most accounts was increased from $100,000 to $250,000. This increase is in place until the end of 2013. As of December 31, 2009, time deposits of more than $250,000 were $261.0 million.
NOTE 10 — FHLB ADVANCES AND OTHER BORROWINGS
     FHLB advances and other borrowings consisted of the following:

	December 31,
	2009	2008
	(In Thousands)
FHLB Advances	$153,978	$422,196
Note Issued to U.S. Treasury	1,747	787

Total FHLB Advances and Other Borrowings	$155,725	$422,983

     FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

	December 31, 2009		December 31, 2008
		Weighted-		Weighted-
		Average		Average
Year of		Interest		Interest
Maturity	Amount	Rate	Amount	Rate
		(Dollars in Thousands)
2009	$—	—	$161,000	1.71%
2010	—	—	6,908	4.44%
2011	150,000	0.76%	150,000	0.76%
2012	—	—	—	—
2013	—	—	100,000	0.67%
2014	3,978	5.27%	4,288	5.27%

	$153,978	0.88%	$422,196	1.21%

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 10 — FHLB ADVANCES AND OTHER BORROWINGS (Continued)
     The following is financial data pertaining to FHLB advances:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Weighted-Average Interest Rate at End of Year	0.88%	1.21%	4.73%
Weighted-Average Interest Rate During the Year	1.32%	2.81%	5.11%
Average Balance of FHLB Advances	$257,529	$498,875	$237,733
Maximum Amount Outstanding at Any Month-End	$411,156	$597,472	$432,664
     We have pledged investment securities available for sale and loans receivable with carrying values of $98.8 million and $977.7 million, respectively, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $571.2 million, of which $415.9 million remained available as of December 31, 2009. At December 31, 2009, we had $143.7 million available for use through the Fed Discount Window, as we pledged loans with a carrying value of $400.4 million, and there were no borrowings.
     At December 31, 2009, advances from the FHLB were $154.0 million, a decrease of $268.2 million, or 63.5%, from the December 31, 2008 balance of $422.2 million, as we have been successfully executing a strategy replacing the usage of wholesale funds with more stable customer deposits in 2009.
     For the years ended December 31, 2009, 2008 and 2007, interest expense on FHLB advances and other borrowings totaled $3.4 million, $14.4 million and $13.9 million, respectively, and the weighted-average interest rates were 1.31 percent, 2.82 percent and 5.10 percent, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 11 — JUNIOR SUBORDINATED DEBENTURES
     During the first half of 2004, we issued three junior subordinated notes to finance the purchase of Pacific Union Bank. The outstanding subordinated debentures related to these offerings totaled $82.4 million at December 31, 2009 and 2008 as follows:

		Trust	Interest			Junior
		Preferred	Rate as of			Subordinated	Final
		Securities	December 31,	Fixed/	Interest Rate	Debt Owed	Maturity
Description	Issuance (1)	Outstanding	2009	Adjustable	Basis	to Trusts (2)	Date
Hanmi Capital Trust I	1/8/2004	$30,000	3.15%	Adjustable quarterly	3 month LIBOR + 2.90%	$30,928	1/15/2034
Hanmi Capital Trust II	3/15/2004	$30,000	3.15%	Adjustable quarterly	3 month LIBOR + 2.90%	$30,928	3/15/2034
Hanmi Capital Trust III	4/28/2004	$20,000	2.91%	Adjustable quarterly	3 month LIBOR + 2.63%	$20,619	4/30/2034

(1)	Each issue of junior subordinated debentures may be redeemed in whole or in part by us after five years from the first interest payment date.

(2)	Junior subordinated debt includes the funding cost of $69,000
     Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated debentures. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payments of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by us. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided that such trust has funds available for such obligations.
     Under the provisions of each issue of the junior subordinated debentures, we have the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the junior subordinated debentures are deferred, the distributions on the applicable trust preferred securities will also be deferred. However, the interest due would continue to accrue during any such interest payment deferral period.
     In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $4.1 million and $780,000 at December 31, 2009 and December 31, 2008, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 11 — JUNIOR SUBORDINATED DEBENTURES (Continued)
     The trust preferred securities issued by the trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve adopted final rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits were fully effective on March 31, 2009.
     Each of the trusts issuing the trust preferred securities holds junior subordinated debentures we issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject (together with subordinated debt and certain other investments) to an aggregate limit of 50% of Tier 1 capital. In addition, under the regulations, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.
     For the years ended December 31, 2009, 2008 and 2007, interest expense on the junior subordinated debentures totaled $3.3 million, $5.1 million and $6.6 million, respectively, and the weighted-average interest rates were 3.97 percent, 6.14 percent and 8.06 percent, respectively.
NOTE 12 — INCOME TAXES
     In June 2006, the FASB issued FASB ASC 740, “Income Taxes.” FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to betaken on a tax return. Under FASB ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.
     We adopted the provisions of FASB ASC 740 on January 1, 2007, and there was no material effect on the consolidated financial statements as of the date of the adoption. Because of the implementation, there was no cumulative effect related to adopting FASB ASC 740. However, certain amounts have been reclassified on the Consolidated Balance Sheets in order to comply with the requirements of FASB ASC 740.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,	December 31,
	2009	2008
	(In Thousands)
Unrecognized Tax Benefits at Beginning of Year	$1,437	$1,032

Gross Increases for Tax Positions of Prior Years	589	960
Gross Decreases for Tax Positions of Prior Years	(167)	—
Increases in Tax Positions for Current Year	80	131
Settlements	—	—
Lapse in Statute of Limitations	(120)	(686)

Unrecognized Tax Benefits at End of Year	$1,819	$1,437

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 12 — INCOME TAXES (Continued)
     The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.4 million, $976,000 and $141,000 as of December 31, 2009, December 31, 2008 and January 1, 2008, respectively.
     During 2009 and 2008, we accrued interest of $108,000 and $58,000, respectively, for uncertain tax benefits. As of December 31, 2009 and 2008, the total amount of accrued interest related to uncertain tax positions, net of federal tax benefit, was $225,000 and $117,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.
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
     We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2008. Hanmi Financial Corporation and its subsidiaries’ state income tax returns are open to audit under the statute of limitations by various state tax authorities for the years ended December 31, 2004 through 2008 and we are currently under audit from California Franchise Tax Board for the tax year 2005 to 2007. Management does not anticipate any material changes in our financial statements due to the result of this audit.
     A summary of the provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2009	2008	2007
		(In Thousands)
Current Expense:
Federal	$(56,829)	$7,020	$30,074
State	(312)	2,879	8,846

	(57,141)	9,899	38,920

Deferred Expense:
Federal	18,343	(7,590)	(10,791)
State	7,673	(3,664)	(3,827)

	26,016	(11,254)	(14,618)

Provision (Benefit) for Income Taxes	$(31,125)	$(1,355)	$24,302

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 12 — INCOME TAXES (Continued)
     Deferred tax assets and liabilities were as follows:

	December 31,
	2009	2008
	(In Thousands)
Deferred Tax Assets:
Credit Loss Provision	$64,254	$35,792
Depreciation	1,618	2,170
NOL	17,758	—
Tax Credit	587	564
Other	3,844	398

Total Deferred Tax Assets	88,061	38,924

Deferred Tax Liabilities:
Mark to Market	(32,287)	(1,374)
Purchase Accounting	(4,260)	(4,559)
Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps	(602)	(471)
State Taxes	(53)	(2,337)
Other	(2,017)	(727)

Total Deferred Tax Liabilities	(39,219)	(9,468)

Valuation Allowance	(45,234)	—

Net Deferred Tax Assets	$3,608	$29,456

     The tax benefit of deductible temporary differences and tax carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be “more likely than not.” As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced. In conducting the analysis of the recoverability of our deferred tax assets, we determined that an establishment of a valuation allowance of $45.2 million was prudent given our historical losses. The remaining net deferred tax asset of $3.6 million at December 31, 2009 represents the amount of benefit we will receive in the future based on the carryback of future taxable losses against 2008 taxable income.
     A reconciliation between the federal statutory income tax rate and the effective tax rate was as follows:

	Year Ended December 31,
	2009	2008	2007
Federal Statutory Income Tax Rate	35.0%	35.0%	(35.0%)

State Taxes, Net of Federal Tax Benefits	(3.4%)	0.5%	9.1%
Tax-Exempt Municipal Securities	0.5%	0.9%	(3.0%)
Other	1.0%	1.2%	(4.3%)
Valuation Allowance	(12.8%)	—	—
Impairment Loss on Goodwill	—	(36.3%)	99.9%

Effective Tax Rate	20.3%	1.3%	66.7%

     At December 31, 2009 and 2008, net current taxes receivable of $56.6 million and $11.7 million, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 13 — SHARE-BASED COMPENSATION
     At December 31, 2009, we had one incentive plan, the 2007 Equity Compensation Plan (the “Plan”), which replaced the Year 2000 Stock Option Plan. The 2004 CEO Stock Option Plan (the “CEO Plan”) was terminated on December 31, 2007. The Plan provides for grants of non-qualified and incentive stock options, restricted stock, stock appreciation rights and performance shares to non-employee directors, officers, employees and consultants of Hanmi Financial and its subsidiaries. The CEO Plan had provided for the grant of stock options and restricted stock to our former Chief Executive Officer.
     Under the Plan, we may grant equity incentive awards for up to 3,000,000 shares of common stock. As of December 31, 2009, 3,000,000 shares were still available for issuance. The CEO Plan was terminated as of December 31, 2007 and there were no additional shares available for issuance.
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Share-Based Compensation Expense	$906	$1,036	$1,891
Related Tax Benefits	$381	$436	$795
     As of December 31, 2009, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$1,025	1.8 years
Restricted Stock Awards	302	4.0 years

Total Unrecognized Share-Based Compensation Expense	$1,327	2.3 years

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
     The weighted-average estimated fair value per share of options granted under the Plan was as follows:

	Year Ended December 31,
	2009	2008	2007
Weighted-Average Estimated Fair Value Per Share of Options Granted	$0.64	$1.54	$4.49

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 13 — SHARE-BASED COMPENSATION (Continued)
     The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Weighted-Average Assumptions:
Dividend Yield	0.00%	1.78%	1.68%
Expected Volatility	51.28%	35.89%	29.98%
Expected Term	5.0 years	3.1 years	4.9 years
Risk-Free Interest Rate	1.89%	3.04%	4.29%
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
     The following information under the Plan is presented for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
		(In Thousands)
Grant Date Fair Value of Options Granted	$173	$216	$596
Fair Value of Options Vested	$993	$1,249	$1,590
Total Intrinsic Value of Options Exercised (1)	$—	$—	$1,197
Cash Received from Options Exercised	$—	$—	$1,145
Actual Tax Benefit Realized from Tax Deductions on Options Exercised	$—	$—	$317

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.
     The following is a summary of stock option transactions under the Plan for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Shares	Share	Shares	Share	Shares	Share
Options Outstanding at Beginning of Year	1,323,467	$14.05	1,472,766	$15.33	1,755,813	$15.31

Options Granted	270,000	$1.39	140,000	$6.28	132,667	$15.05
Options Exercised	—	$—	—	$—	(130,647)	$8.76
Options Forfeited	(154,111)	$11.93	(208,467)	$17.36	(256,267)	$18.22
Options Expired	(258,998)	$12.45	(80,832)	$15.33	(28,800)	$16.90

Options Outstanding at End of Year	1,180,358	$11.78	1,323,467	$14.05	1,472,766	$15.33

Options Exercisable at End of Year	743,958	$14.21	778,245	$13.51	617,634	$12.48

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 13 — SHARE-BASED COMPENSATION (Continued)
     The following is a summary of transactions for non-vested stock options under the Plan for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding at Beginning of Year	545,222	$4.79	855,132	$5.47	1,283,910	$5.53

Options Granted	270,000	$0.64	140,000	$1.54	132,667	$4.49
Options Vested	(224,711)	$4.42	(241,443)	$5.17	(305,178)	$5.21
Options Forfeited	(154,111)	$3.96	(208,467)	$4.92	(256,267)	$5.57

Non-Vested Options Outstanding at End of Year	436,400	$2.71	545,222	$4.79	855,132	$5.47

     As of December 31, 2009, stock options outstanding under the Plan were as follows:

	Options Outstanding				Options Exercisable
			Weighted-	Weighted-			Weighted-	Weighted-
			Average	Average			Average	Average
			Exercise	Remaining			Exercise	Remaining
Exercise	Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Price Range	of Shares	Value(1)	Share	Life	of Shares	Value(1)	Share	Life
(Dollars in Thousands, Except Per Share Data)
$1.35 to $4.99	271,624	$—	$1.71	8.1 years	36,624	$—	$3.89	0.7 years
$5.00 to $9.99	174,191	—	$6.85	5.7 years	121,191	—	$6.79	4.6 years
$10.00 to $14.99	267,500	—	$13.51	4.2 years	267,500	—	$13.51	4.2 years
$15.00 to $19.99	395,043	—	$17.93	6.3 years	246,643	—	$17.98	6.2 years
$20.00 to $21.63	72,000	—	$21.63	6.9 years	72,000	—	$21.63	6.9 years

	1,180,358	$—	$11.78	6.2 years	743,958	$—	$14.21	5.0 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $2.06 as of December 31, 2008, and the exercise price, multiplied by the number of options.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 13 — SHARE-BASED COMPENSATION (Continued)
     The table below provides information for restricted stock awards under the Plan for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Restricted Stock at Beginning of Year	20,200	$11.42	19,000	$13.48	—	$—

Restricted Stock Granted	205,000	$1.41	10,000	$6.68	19,000	$13.48
Restricted Stock Forfeited	(38,000)	$3.44	(5,000)	$8.21	—	$—
Restricted Stock Vested	(3,800)	$10.59	(3,800)	$10.59	—	$—

Restricted Stock at End of Year	183,400	$1.87	20,200	$11.42	19,000	$13.48

2004 CEO Stock Option Plan
     Stock Options
     There were no stock options granted under the CEO Plan during the years ended December 31, 2009, 2008 and 2007. Upon the former Chief Executive Officer’s retirement on December 31, 2007, 116,666 vested stock options were repurchased for $70,000.
     The following is a summary of stock option transactions under the CEO Plan for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Shares	Share	Shares	Share	Shares	Share
Options Outstanding at Beginning of Year	—	$—	—	$—	350,000	$17.17
Options Forfeited	—	$—	—	$—	(233,334)	$17.17
Options Repurchased	—	$—	—	$—	(116,666)	$17.17

Options Outstanding at End of Year	—	$—	—	$—	—	$—

Options Exercisable at End of Year	—	$—	—	$—	—	$—

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 13 — SHARE-BASED COMPENSATION (Continued)
     The following is a summary of transactions for non-vested stock options under the CEO Plan for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Non-Vested Options Outstanding at Beginning of Year	—	$—	—	$—	291,667	$4.82

Options Forfeited	—	$—	—	$—	(233,334)	$4.82
Options Vested	—	$—	—	$—	(58,333)	$4.82

Non-Vested Options Outstanding at End of Year	—	$—	—	$—	—	$—

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
     The table below provides information for restricted stock awards under the CEO Plan for the periods indicated:

	Year Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Restricted Stock at Beginning of Year	—	$—	—	$—	60,000	$18.15
Restricted Stock Vested	—	$—	—	$—	(60,000)	$18.15

Restricted Stock at End of Year	—	$—	—	$—	—	$—

NOTE 14 — STOCKHOLDERS’ EQUITY
     Stock Warrants
     In 2004, we issued stock warrants to affiliates of Castle Creek Financial LLC for services rendered in connection with the placement of our equity securities. Under the terms of the warrants, the warrant holders can purchase 508,558 shares of common stock at an exercise price of $9.50 per share. The warrants were immediately exercisable and expire after five years. During the years ended December 31, 2009, 2008 and 2007, 0, 0 and 2,000 shares of common stock, respectively, were issued in connection with the exercise of stock warrants. In June 2007, we repurchased 324,502 stock warrants at an aggregate cash purchase price of $2.6 million and such stock warrants were then canceled. As of December 31, 2009, there were no outstanding stock warrants.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 14 — STOCKHOLDERS’ EQUITY (Continued)
Repurchase of Common Stock
     In April 2006, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock as part of our ongoing capital management program. During the year ended December 31, 2007, 3,469,500 shares of our common stock were repurchased on the open market for an aggregate purchase price of $50.0 million. There were no common stock repurchases in 2009 or 2008. Repurchased shares are held in treasury pending use for general corporate purposes, including issuance under our stock option plans.
NOTE 15 — REGULATORY MATTERS
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
     Risk-Based Capital
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 15 — REGULATORY MATTERS (Continued)
     As of December 31, 2009, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $194.7 million. This represented a decrease of $143.3 million, or 42.4 percent, over Tier 1 capital of $338.0 million as of December 31, 2008. The capital ratios of Hanmi Financial and the Bank were as follows as of December 31, 2009 and 2008:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2009
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$262,796	9.12%	$230,614	8.00%	N/A	N/A
Hanmi Bank	$261,194	9.07%	$230,261	8.00%	$287,826	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$194,749	6.76%	$115,307	4.00%	N/A	N/A
Hanmi Bank	$223,700	7.77%	$115,131	4.00%	$172,696	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$194,749	5.82%	$133,945	4.00%	N/A	N/A
Hanmi Bank	$223,700	6.69%	$133,770	4.00%	$167,212	5.00%

December 31, 2008
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$383,043	10.79%	$283,943	8.00%	N/A	N/A
Hanmi Bank	$379,438	10.70%	$283,561	8.00%	$354,451	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$338,042	9.52%	$141,972	4.00%	N/A	N/A
Hanmi Bank	$334,628	9.44%	$141,781	4.00%	$212,671	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$338,042	8.93%	$151,371	4.00%	N/A	N/A
Hanmi Bank	$334,628	8.85%	$151,168	4.00%	$188,959	5.00%
     Reserve Requirement
The Bank is required to maintain a percentage of its deposits as reserves at the FRB. The daily average reserve balance required to be maintained with the FRB was $1.5 million as of December 31, 2009 and 2008, respectively.
     Memorandum of Understanding
     On October 8, 2008, the members of the Board of Directors of the Bank entered into an informal supervisory agreement (a memorandum of understanding) with the Regulators to address certain issues raised in the Bank’s most recent regulatory examination by the DFI on March 10, 2008. The memorandum of understanding (the “MOU”) has been superseded by the Order issued by the DFI, and the Agreement with the FRB, each of which were issued effective as of November 2, 2009.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 15 — REGULATORY MATTERS (Continued)
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
     As noted above, some of the more significant changes have been in the area of methodology for estimation of the allowances for loan losses. With the changes in the economic climate, we have made various changes quarter to quarter, including:
•	In the first quarter of 2008, the historical loss rate migration analysis was enhanced. Twelve previous quarters loss history, with the most recent six quarters weighted more heavily at 1.5 to 1.0 to factor in the increased loss rate to reflect the changing economic environment. Previously, the analysis was conducted using the previous 28 quarters all weighted evenly. The revision is more realistic and dynamic, which is particularly pertinent during these fast-changing times.

•	The reserve factors for contingent liabilities have also been enhanced and now are based on the actual loan pool usage percentages and the risk rating reserve percentages, whereas before only the weighted historical loss rates for clean loans were used.

•	Furthermore, collateral values are fluctuating more widely this past year than in previous years. Therefore, real estate secured loans are being monitored more frequently, and collateral is being reappraised more frequently so that impairment on these loans, whether they are classified loans or pass loans, may be calculated accurately for purposes of the allowance for loan losses.

•	The impairment policy has also been revised to require charge-offs of fully impaired loans within 90 days of the impairment date. Exceptions to this policy are allowed only with the Chief Credit Officer’s approval.

•	The MOU addresses enhancement of loan policies and procedures. The revisions to the loan policies and procedures were made more in response to changes in the business environment and increased credit risk, rather than to a specific mandate in the MOU.
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
     As part of the Bank’s efforts to comply with the prior MOU, the liquidity contingency plan, earnings plan and updated strategic plan have been revised. As previously reported, certain directors have retired from the Board and other directors have joined the Board, bringing broader and more diverse skill sets.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 15 — REGULATORY MATTERS (Continued)
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
     Since entering into the MOU with the FRB and the DFI, the management of the Bank has made every effort to strengthen the bank’s control systems and comply with the provisions of the MOU. The actions taken toward this end include the following:
•	The Board of Directors’ membership has been changed. Since October 2008, seven directors have retired or resigned. The Board has successfully recruited and elected three new directors, each of them with prior banking experience, professional designations and a wealth of knowledge and experience.

•	The Corporate Governance Guidelines have also been revised and enhanced to more clearly outline director qualifications, nomination procedures and succession planning.

•	The MOU also called for enhancements to the Capital Augmentation and Maintenance Plan, the Liquidity Contingency Plan, the Strategic Plan and the Earnings Plan. These have been completed and the plans are being followed with positive results.

•	The MOU requires the Bank to submit reports quarterly on the progress made on all of the provisions. At this time, the Bank is in full or substantial compliance with a majority of the provisions, with the understanding that some of the provisions, like the Asset Quality Improvement Plan, the Capital Augmentation and Maintenance Plan, and the Earnings Plan, require the implementation of the plans and a passage of time to show the results of the plans.

•	The regulators recommended that the Board of Directors increase its members by one additional director, and further enhancement to the management succession and retention programs. The Board of Directors is addressing these issues.
Written Agreement and Final Order
     On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Order from the DFI. On the same date, Hanmi Financial and the Bank entered into the Agreement with the FRB. The Order and the Agreement contain substantially similar provisions.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 15 — REGULATORY MATTERS (Continued)
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
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB. As of December 31, 2009, the Bank had a Tier 1 leverage ratio of 6.69 percent and tangible stockholder’s equity to total tangible assets ratio of 7.13 percent. As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 8.85 percent and tangible stockholder’s equity to total tangible assets ratio of 8.68 percent.
     On November 2, 2009, the MOU was superseded by the Agreement with the FRB and the Order with the DFI. The Agreement and the Order contain substantially the same requirements. To comply with the provisions of the Agreement and the Order, additional actions taken include the following:
•	The Board Committees have been reorganized after a board assessment was conducted to leverage the experience and skill base of our directors and improve board oversight of the Bank’s operations.

•	Tools such as master calendar of scheduled events and policy exception trigger tables have been created to assist the Board’s ability to monitor the bank’s operations more effectively.

•	Jung Hak Son, a 24 year member of the Bank has been appointed to the Chief Credit Officer position and is currently awaiting approval from the regulatory agencies.

•	Loan policies and procedures continue to be adjusted and enhanced to keep current with the rapidly changing credit and economic environment.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 15 — REGULATORY MATTERS (Continued)
•	Allowance for loan loss quantitative and qualitative factors have been changed to reflect the higher risk in the loan portfolio due to the recessionary economy.

•	The credit department has also been reorganized and reinforced with additional personnel to increase the level of management loan review and loan monitoring.

•	Written plans have been developed for each problem loan greater than $3 Million and the plans implemented and monitored to improve loan work out and loan collection.

•	Bank’s strategic plan has been reviewed and revised, then approved by the Board of Directors.

•	Bank’s liquidity management plan and contingency funding plan have been significantly revised to reflect the additional restrictions and challenges of the market.

•	Capital plan has been revised and significant effort is being made to raise the required capital within the time frame mandated by the Order.

•	A Compliance Committee has been organized to monitor the progress toward full compliance with all the provisions of the Agreement and the Order and approves the reports prior to submission according to the schedule established.
     Policies and procedures have been developed, plans have been formulated, documented, approved and submitted and administrative requirements such as submission of quarterly progress reports are also being met. However, the results of these actions are still subject to review by our regulators.
     In conjunction with regulatory requirement, during 2009, the Bank has enhanced loan policies and procedures. First, we enhanced existing policies and procedures regarding the monitoring of loans to be more stringent as well as limiting and making allowances for exceptions to our loan policy more difficult. Second, we centralized the loan underwriting and approval processes, including centralizing the credit underwriting function at two locations, creating a central monitoring mechanism to monitor all loans, and increasing resources in departments of the Bank engaged in addressing problem assets.
     In addition, we have incorporated both internal and external loan review functions to continuously reassess the quality of loans, especially those deemed as high risk. On a need basis for collateral dependant loans, re-appraisals have been conducted to proactively monitor for potential shortfalls as well as ensure adequacy of the Bank’s allowance for loan and lease loss.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 16 — EARNINGS (LOSS) PER SHARE
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
     The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Income	Average	Per
	(Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Amounts)
Year Ended December 31, 2009:
Basic EPS — Income Available to Common Stockholders	$(122,277)	47,570,361	$(2.57)
Effect of Dilutive Securities — Options and Warrants	—	—	—

Diluted EPS — Income Available to Common Stockholders	$(122,277)	45,570,361	$(2.57)

Year Ended December 31, 2008:
Basic EPS — Income Available to Common Stockholders	$(102,093)	45,872,541	$(2.23)
Effect of Dilutive Securities — Options and Warrants	—	—	—

Diluted EPS — Income Available to Common Stockholders	$(102,093)	45,872,541	$(2.23)

Year Ended December 31, 2007:
Basic EPS — Income Available to Common Stockholders	$(60,762)	47,787,213	$(1.27)
Effect of Dilutive Securities — Options and Warrants	—	—	—

Diluted EPS — Income Available to Common Stockholders	$(60,762)	47,787,213	$(1.27)

     For the years ended December 31, 2009, 2008 and 2007, there were 1,363,758, 1,345,667 and 1,493,766 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because of a net loss or their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
NOTE 17 — EMPLOYEE BENEFITS
     401(k) Plan
     We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. For the years ended December 31, 2009, 2008 and 2007, contributions to the 401(k) plan were $1.1 million, $1.3 million and $1.2 million, respectively.
     Bank-Owned Life Insurance
     In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 17 — EMPLOYEE BENEFITS (Continued)
     Deferred Compensation Plan
     Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (“the DCP”). The DCP is a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The DCP is unfunded. As of December 31, 2009 and 2008, the liability for the deferred compensation plan and interest thereon was $75,000 and $151,000, respectively.
NOTE 18 — COMMITMENTS AND CONTINGENCIES
     Lease Commitments
     We lease our premises under non-cancelable operating leases. At December 31, 2009, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, was as follows:

Year Ending
December 31,	Amount
(In Thousands)
2010	$5,434
2011	4,667
2012	3,865
2013	3,338
2014	2,051
Thereafter	7,344

Total	$26,699

     For the years ended December 31, 2009, 2008 and 2007, rental expenses recorded under such leases amounted to $5.6 million, $5.2 million and $4.8 million, respectively.
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
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 19 — OFF-BALANCE SHEET COMMITMENTS (Continued)
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2009	2008
	(In Thousands)
Commitments to Extend Credit	$262,821	$386,785
Standby Letters of Credit	17,225	47,289
Commercial Letters of Credit	13,544	29,177
Unused Credit Card Lines	23,408	16,912

Total Undisbursed Loan Commitments	$316,998	$480,163

NOTE 20 — SEGMENT REPORTING
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
NOTE 21 — CUMULATIVE-EFFECT ADJUSTMENT FROM THE ADOPTION OF EITF ISSUE NO. 06-4
     In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued FASB ASC 715, “Compensation-Retirement Benefits,” which requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in FASB ASC 715, “Compensation-Retirement Benefits,” or Accounting Principles Board Opinion No. 12, as appropriate. For transition, an entity could apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented; or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. We adopted the provisions of FASB ASC 715 on January 1, 2008 and recorded a $2.2 million cumulative-effect adjustment to the beginning balance in retained earnings.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 22 — LIQUIDITY
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
     Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2010. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of December 31, 2009, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $3.5 million, up from $2.2 million as of December 31, 2008.
     Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. In 2009, the Bank deployed two deposit campaigns to increase new deposits and reduce its reliance on wholesale funding to an optimum level.
     Through the first deposit campaign promoted from December 2008 and early part of March 2009, the Bank achieved the objectives of maintaining adequate liquidity and reducing its reliance on wholesale funds. The second deposit campaign promoted during the third and fourth quarters of 2009 successfully recaptured a substantial portion of time deposits raised from the first deposit campaign with low-cost core-deposit products. This deposit-portfolio rebalancing implemented under the Bank’s deleveraging strategy allowed some run-off of rate-sensitive deposits. As a result, total deposits decreased by $320.8 million, or 10.4 percent, from $3.07 billion as of December 31, 2008 to $2.75 billion as of December 31, 2009. This decrease resulted primarily from a $340.1 million decrease in interest-bearing deposits, partially offset by a $19.4 million increase of noninterest-bearing deposits. The Bank’s wholesale funds, consisting of Federal Home Loan Bank (“FHLB”) advances and brokered deposits, significantly decreased by $938.9 million to $357.5 million at December 31, 2009 from $1.30 billion at December 31, 2008.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 22 — LIQUIDITY (Continued)
     Due to the Bank’s total risk-based capital ratio that was below 10% as of September 30, 2009 coupled with the regulatory enforcement action with a specific capital provision, the Bank is considered to be “adequately capitalized” under the regulatory framework for prompt corrective action. Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule, which became effective on January 1, 2010, limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions. On December 4, 2009, the FDIC issued a Financial Institution Letter, FIL-69-2009, which requires institutions that are not well capitalized to request a determination from the FDIC whether they are operating in an area where rates paid on deposits are higher than the national rate. The Financial Institution Letter allows the institutions that submit determination requests by December 31, 2009 to follow the national rate for local customers by March 1, 2010, if determined not to be operating in a high rate area. Regardless of the determination, institutions must use the national rate caps to determine conformance for all deposits outside the market area beginning January 1, 2010.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 20 percent of its total assets. As of December 31, 2009, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $571.2 million and $415.9 million, respectively. The Bank’s FHLB borrowings as of December 31, 2009 totaled $154.0 million, representing 4.9 percent of total assets. As of March 12, 2010, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $355.0 million and $447.3 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $143.7 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $400.4 million, and had no borrowings as of December 31, 2009. In August 2009, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million. This line of credit will continue for a term of one year, and, unless amended or terminated, will automatically renew for successive one-year terms.
     On July 10, 2009, due to a deterioration in the Bank’s risk profile, the Borrower in Custody Program of the Fed Discount Window in which the Bank has participated changed from the primary credit program to the secondary credit program, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate. As of March 12, 2010, the Bank had $239.4 million available for use through the Fed Discount Window, as the Bank pledged loans with a carrying value of $557.0 million, and there were no borrowings. As the Bank has pledgeable loans, it will pledge additional loans to maintain an adequate level of borrowing line with the Fed Discount Window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 22 — LIQUIDITY (Continued)
     Current market conditions have limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. The Bank is currently restricted from accepting brokered deposits as a funding source. As of December 31, 2009, brokered deposits were $203.5 million, or 7.4 percent of total deposits. All brokered deposits are currently scheduled to mature on or prior to June 30, 2010. In 2009, the Bank successfully replaced $670.7 million of brokered deposits. If the Bank is unable to replace these maturing deposits with new deposits, the Bank believes that it has adequate liquidity resources to fund its obligations with its secured funding outlets with the FHLB and Fed Discount Window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 23 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
BALANCE SHEETS

	December 31,
	2009	2008
	(In Thousands)
ASSETS
Cash	$3,486	$2,167
Securities Available for Sale	794	804
Investment in Consolidated Subsidiaries	228,324	340,297
Investment in Trust Preferred Securities	2,475	2,475
Other Assets	1,538	1,738

TOTAL ASSETS	$236,617	$347,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior Subordinated Debentures	$82,406	$82,406
Other Liabilities	4,467	1,160
Stockholders’ Equity	149,744	263,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,617	$347,481

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Equity in Earnings (Losses) of Subsidiaries	$(118,340)	$(97,040)	$(54,500)
Other Expenses, Net	(6,057)	(8,610)	(10,155)
Income Tax Benefit	2,120	3,557	3,893

NET INCOME (LOSS)	$(122,277)	$(102,093)	$(60,762)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 23 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2009	2008	2007
		(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(122,277)	$(102,093)	$(60,762)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Losses (Earnings) of Subsidiaries	118,340	97,040	54,500
Share-Based Compensation Expense	906	1,036	1,891
(Increase) Decrease in Other Assets	200	(706)	3,139
Increase (Decrease) in Other Liabilities	3,311	(2,983)	(208)
Tax Benefit from Exercises of Stock Options	—	—	317

Net Cash Provided (Used) In Operating Activities	480	(7,706)	(1,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends Received from Hanmi Bank	—	8,500	63,501
Payments from (to) Hanmi Bank	(6,000)	—	—
Business Acquisitions, Net of Cash Received	—	—	(1,727)

Net Cash Provided (Used) By Investing Activities	(6,000)	8,500	61,774

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options and Stock Warrants	—	—	1,164
Net Proceeds from Issuance of Common Stock in Private Offering	6,839	—	—
Cash Paid to Acquire Treasury Stock	—	—	(49,971)
Cash Paid to Repurchase Stock Options and Stock Warrants	—	(70)	(2,552)
Cash Dividends Paid	—	(3,853)	(11,574)

Net Cash Provided (Used) In Financing Activities	6,839	(3,923)	(62,933)

NET INCREASE (DECREASE) IN CASH	1,319	(3,129)	(2,282)
Cash at Beginning of Year	2,167	5,296	7,578

CASH AT END OF YEAR	$3,486	$2,167	$5,296

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007 (Continued)
NOTE 24 — QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized quarterly financial data follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in Thousands; Except Per Share Amounts)
2009:
Interest and Dividend Income	$48,015	$47,680	$45,495	$42,957
Interest Expense	24,885	24,544	18,977	14,512

Net Interest Income Before Provision for Credit Losses	23,130	23,136	26,518	28,445

Provision for Credit Losses	45,953	23,934	49,500	77,000
Non-Interest Income	8,380	7,678	8,213	7,839
Non-Interest Expense	18,252	25,703	23,689	22,710

Income (Loss) Before Provision (Benefit) for Income Taxes	(32,695)	(18,823)	(38,458)	(63,426)
Provision (Benefit) for Income Taxes	(15,499)	(9,288)	21,207	(27,545)

NET INCOME (LOSS)	$(17,196)	$(9,535)	$(59,665)	$(35,881)

EARNINGS (LOSS) PER SHARE:
Basic	$(0.37)	$(0.21)	$(1.26)	$(0.70)
Diluted	$(0.37)	$(0.21)	$(1.26)	$(0.70)

2008:
Interest and Dividend Income	$64,970	$59,663	$59,441	$54,109
Interest Expense	30,773	25,595	23,844	23,570

Net Interest Income Before Provision for Credit Losses	34,197	34,068	35,597	30,539

Provision for Credit Losses	17,821	19,229	13,176	25,450
Non-Interest Income	9,765	9,652	5,328	7,404
Non-Interest Expense	21,588	129,443	22,235	21,056

Income (Loss) Before Provision for Income Taxes	4,553	(104,952)	5,514	(8,563)
Provision for Income Taxes	1,632	595	1,166	(4,748)

NET INCOME (LOSS)	$2,921	$(105,547)	$4,348	$(3,815)

EARNINGS (LOSS) PER SHARE:
Basic	$0.06	$(2.30)	$0.09	$(0.08)
Diluted	$0.06	$(2.30)	$0.09	$(0.08)
NOTE 25 — SUBSEQUENT EVENTS
     Management has evaluated subsequent events through March 15, 2010, the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION
By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

Date:	March 15, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 15, 2010.

/s/ Jay S. Yoo	/s/ Brian E. Cho

Jay S. Yoo	Brian E. Cho
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Joseph K. Rho	/s/ I Joon Ahn

Joseph K. Rho	I Joon Ahn
Chairman of the Board	Director

/s/ John A. Hall	/s/ William J. Stolte

John A. Hall	Richard B. C. Lee
Director	Director

/s/ Joon Hyung Lee	/s/ Paul (Seon-Hong) Kim

Joon Hyung Lee	Paul (Seon-Hong) Kim
Director	Director

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Document
3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation (1)

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation (1)

3.3	Certificate of Third Amendment of Certificate of Incorporation of Hanmi Financial Corporation (2)

3.4	Amended and Restated Bylaws of Hanmi Financial Corporation (1)

3.5	Certificate of Amendment to Bylaws of Hanmi Financial Corporation dated November 21, 2007 (1)

3.6	Certificate of Amendment to Bylaws of Hanmi Financial Corporation dated October 14, 2009 (3)

4	Specimen stock certificate representing Hanmi Financial Corporation Common Stock (4)

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

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (5)

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (5)

10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (6) †

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (7) †

10.18	Hanmi Financial Corporation Year 2000 Stock Option Plan (8) †

10.19	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (1) †

10.20	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (1) †

10.21	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (9) †

10.22	Securities Purchase Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (10)

10.23	Registration Rights Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (10)

10.24	First Amendment to the Securities Purchase Agreement, dated July 31, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (11)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX (Continued)

Exhibit
Number	Document
10.25	Amended and Restated Term Sheet, dated September 14, 2009, by and among Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners LLC (12)

10.26	Second Amendment to the Securities Purchase Agreement, dated September 28, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (13)

10.27	First Amendment to the Amended and Restated Term Sheet, dated September 28, 2009, by and between Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners, LLC (13)

10.28	Final Order, dated November 2, 2009, issued to Hanmi Bank by the California Department of Financial Institutions (14)

10.29	Written Agreement, dated November 2, 2009, by and between Hanmi Financial Corporation and Hanmi Bank, on one hand, and the Federal Reserve Bank of San Francisco, on the other hand (14)

14	Code of Ethics (15)

21	Subsidiaries of the Registrant (9)

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 11, 2009, as amended November 18, 2009.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3 filed with the SEC on February 4, 2010.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial Corporation’s Registration Statement on Form S-4 filed with the SEC on March 20, 2000.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(8)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000.

(9)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

(10)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 15, 2009.

(11)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on August 3, 2009.

(12)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on September 14, 2009.

(13)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 2, 2009.

(14)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on November 5, 2009.

(15)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

†	Constitutes a management contract or compensatory plan or arrangement.