Form 10-K/A
period 2009-12-31
HANMI FINANCIAL CORP
filed 2010-04-30
CIK 1109242

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
          Documents Incorporated By Reference Herein: None.

Explanatory Statement to Form 10-K Amendment
The purpose of this Annual Report on Form 10K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors. The Company’s definitive proxy statement will not be filed before April 30, 2010 (i.e., within 120 days after the end of the Company’s 2009 fiscal year) pursuant to Regulation 14A. The reference on the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.
In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.
For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or updated other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

HANMI FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
          Hanmi Financial’s Certificate of Incorporation and Bylaws provide for a Board of Directors consisting of no less than five and no more than eleven Directors, the exact number within this range to be determined by the Board of Directors. Currently, the Board of Directors consists of the following seven members: I Joon Ahn; John A. Hall; Paul Seon-Hong Kim; Joon Hyung Lee; Joseph K. Rho; William Stolte; and Jay S. Yoo.
          In addition to each director’s professional experience outlined in the table below, the Company believes each member of the Board of Directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of origin, background, experience, and thought; and the commitment to devote significant time and energy to service on the Board and its Committees.
          None of the Directors or executive officers were selected or hired pursuant to any arrangement or understanding, other than with the Directors and executive officers of Hanmi Financial acting within their capacity as such. There are no family relationships among the Directors or the executive officers of Hanmi Financial. As of the date hereof, no directorship is held by any Director with a company that has a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.
          The following tables set forth information with respect to the Directors and executive officers of Hanmi Financial.

Name and Position	Age	Principal Occupation for Past Five Years and 10 Year Legal Proceeding
I Joon Ahn, Director	70	Principal Occupation:	Retired; President, Ace’s Fashion Company, a garment manufacturing company (1973 to 2001); Founder of Hanmi Bank and Hanmi Financial; former Chairman of the Boards, Hanmi Financial and Hanmi Bank; former member of the Korean American Chamber of Commerce and the Southern California International Trade Federation

		Director Since:	1982

John A. Hall, Director	60	Principal Occupation:	Retired; National Bank Examiner, Office of the Comptroller of the Currency, a division of the U.S. Treasury Department (1974 to 2005)

		Director Since:	February 2009

Paul Seon-Hong Kim, Director	65	Principal Occupation:	Retired; Chief Executive Officer, Uniti Financial Corporation (2007 to 2008); President and Chief Executive Officer, Center Financial Corporation (1998 to 2007); served in various capacities, including Chief Marketing Officer, Chief Credit Officer, and Chief Financial Officer, Hanmi Financial (1986 to 1998)

		Director Since:	February 2009

Joon Hyung Lee, Director	66	Principal Occupation:	President, Root-3 Corporation, a property management, real estate investment, and development company (1983 to present); former Chairman of the Boards, Hanmi Financial and Hanmi Bank; former President of Byucksan America, Inc.; former President of Uniko Trading Co.; former Vice President of Nait Corporation; former Assistant Professor of Business Administration at Sung Kyun Kwan University in Korea; Master of Business Administration from New York University

		Director Since:	1989

William Stolte, Director	63	Principal Occupation:	Retired; Senior Executive Vice President, Union Bank of California in San Francisco (2000 to 2008); Director, Deloitte & Touche, LLP (1995 to 2000);

Name and Position	Age	Principal Occupation for Past Five Years and 10 Year Legal Proceeding
			Partner, The Secura Group (1992 to 1995); served in various capacities, including Deputy Comptroller of the Currency, Chief National Bank Examiner, Deputy Director Multinational & Regional Bank Supervision, National Bank Examiner, Office of the Comptroller of the Currency (1968-1992)

		Director Since:	April 2009

Joseph K. Rho, Chairman of the Board	69	Principal Occupation:	Principal, J & S Investment (2002 to present); former Partner, Korea Plaza LP (1987 to 2002); former and current Chairman of the Boards, Hanmi Financial and Hanmi Bank; former Chief of Parish for St. Agnes Cathedral; former Board Member of Finance Counsel of the Los Angeles Archdiocese; former Trustee of John of God Hospital; and former President and Owner of Joseph K. Rho Insurance Agency

		Director Since:	1984

Jay S. Yoo, Director	63	Principal Occupation:	President and Chief Executive Officer, Hanmi Financial (June 2008 to present); President and Chief Executive Officer, Woori America Bank, a subsidiary of Woori Bank (2001 to 2007); former Chairman of the Board of Woori America Bank.

		Director Since:	June 2008
Executive Officers

Name and Position	Age	Principal Occupation for Past Five Years
Jay S. Yoo, President and Chief Executive Officer	63	Current Position: Previous Positions:	President and Chief Executive Officer, Hanmi Financial and Hanmi Bank (June 2008 to present)

			Chairman, President, and Chief Executive Officer, Woori America Bank, a subsidiary of Woori Bank (2001 to 2007)

Brian E. Cho, Executive Vice President and Chief Financial Officer	50	Current Position: Previous Positions:	Executive Vice President and Chief Financial Officer, Hanmi Financial and Hanmi Bank (December 2007 to present)

			Executive Vice President and Chief Financial Officer, Wilshire Bancorp, Inc. (1992 to 2007)

John Park, Formal Executive Vice President and Chief Credit Officer	57	Hanmi Bank: Previous Positions:	Executive Vice President and Chief Credit Officer, Hanmi Bank (September 2008 to October 2009)

			Senior Vice President and Chief Credit Officer, Gateway Business Bank (2004 to 2008); Senior Vice President and Corporate Secretary, Hana Financial Inc. (1998 to 2004); Senior Vice President and Chief Credit Officer, First State Bank of Southern California (1997 to 1998); Senior Vice President, California Center Bank (1992 to 1997); Examiner, California State Banking Department (1976 to 1981)

Jung Hak Son, Senior Vice President and Interim Chief Credit Officer	51	Current Position: Previous Positions:	Senior Vice President and Interim Chief Credit Officer, Hanmi Bank (October 2009 to present) Senior Vice President and District Leader of various districts, Hanmi Bank (2006 – 2009)

CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS
          Hanmi Financial is committed to sound corporate governance principles. These principles are essential to running Hanmi Financial’s business efficiently and to maintaining Hanmi Financial’s integrity in the marketplace. Hanmi Financial has adopted formal Corporate Governance Guidelines to explain Hanmi Financial’s corporate governance principles to investors. Hanmi Financial has adopted a Code of Business Conduct and Ethics for Employees and Officers as well as for Directors. These Corporate Governance Guidelines, as well as Hanmi Financial’s Code of Business Conduct and Ethics and other governance matters of interest to investors, are available through Hanmi Financial’s website at www.hanmi.com by clicking on Investor Relations and then Corporate Governance.
The Board of Directors and Its Committees
          During the fiscal year ended December 31, 2009, the Board of Directors held thirty-four (34) meetings. No Director attended fewer than eighty-seven (87%) of the aggregate number of meetings of the Board of Directors and the committees on which he served. Hanmi Financial’s policy is to encourage all Directors to attend all Annual and Special Meetings of Stockholders. Hanmi Financial’s 2009 Annual Meeting of Stockholders was attended by all Directors.
          The Board of Directors has a process for stockholders to send communications to Directors. Hanmi Financial’s stockholders and interested parties may send communications to the Board of Directors by writing to the Board of Directors at Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, Attention: Board of Directors. All such communications will be relayed directly to the Board of Directors. Any interested party wishing to communicate directly with Hanmi Financial’s independent Directors regarding any matter may send such communication in writing to Hanmi Financial’s independent Directors at Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, Attention: Chairman of the Board. Any interested party wishing to communicate directly with the Audit Committee regarding any matter, including any accounting, internal accounting controls, or auditing matter, may submit such communication in writing to Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, Attention: Chairman of the Audit Committee.
          Any of the submissions may be anonymous and/or confidential. Confidentiality is a priority, and all reports will be treated confidentially to the fullest extent possible. Stockholders may communicate to the Board of Directors on an anonymous basis. Submissions of complaints or concerns will not be traced and submissions may be made anonymously. For submissions that are not anonymous, the sender may be contacted in order to confirm information or to obtain additional information.
          The Board of Directors had three standing committees: the Audit Committee; the Nominating and Corporate Governance and Compensation Committee; and the Planning Committee. Each committee is governed by a charter, all of which are available through Hanmi Financial’s website at www.hanmi.com by clicking on Investor Relations and then Corporate Governance.
          Audit Committee
          The Audit Committee appoints an independent registered public accounting firm to conduct the annual audit of Hanmi Financial’s books and records. The Audit Committee also reviews with such accounting firm the scope and results of the annual audit, the performance by such accounting firm of professional services in addition to those related to the annual audit, and the adequacy of Hanmi Financial’s internal controls. The current members of Hanmi Financial’s Audit Committee are John A. Hall, Paul Seon-Hong Kim, Joon Hyung Lee, Joseph K. Rho and William Stolte, with Mr. Hall serving as its Chairman. Each member is an outside (or non-employee) Director and meets the independence requirements of the Securities and Exchange Commission (“SEC”) and NASDAQ. Mr. Hall, Mr. Kim, and Mr. Stolte are “financial experts” within the meaning of the current rules of the SEC. Mr. Hall is Hanmi Financial’s current “financial expert.” The Audit Committee held eleven (11) meetings during the fiscal year ended December 31, 2009. See “Report of the Audit Committee of the Board of Directors.”

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
          The Board of Directors maintains an Audit Committee composed of a minimum of three (3) outside Directors. The Board of Directors and the Audit Committee believe that the Audit Committee’s current member composition satisfies Rule 4350(d)(2)(A) of NASDAQ, which governs audit committee composition, because all Audit Committee members are “independent directors.”
          The primary responsibility of the Audit Committee is to assist the Board of Directors in fulfilling its responsibility to oversee management’s conduct of Hanmi Financial’s financial reporting process, including: overseeing the integrity of the financial reports and other financial information provided to governmental or regulatory bodies (such as the SEC), the public, and other users thereof; Hanmi Financial’s systems of internal accounting and financial controls; and the annual independent audit of Hanmi Financial’s financial statements.
          Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for auditing the financial statements and expressing an opinion on the conformity of those financial statements with U.S. generally accepted accounting principles.
          In fulfilling its oversight responsibilities, the Audit Committee reviewed the 2009 audited financial statements with management and the independent auditors. The Audit Committee discussed with the independent auditors the matters required to be discussed in accordance with Statement of Auditing Standards No. 61. This included a discussion of the auditors’ judgments as to the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, the disclosures in the financial statements, and any other matters that are required to be discussed with the Audit Committee under Public Company Accounting Oversight Board standards. In addition, the Audit Committee received from the independent auditors written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communication with the Audit Committee concerning independence, and the Audit Committee has discussed with the independent auditors the independent auditors’ independence.
          In addition, in response to the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations, management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. At the conclusion of management’s assessment, the Audit Committee reviewed a report submitted by management on the effectiveness of Hanmi Financial’s internal control over financial reporting.
          The Audit Committee discussed with Hanmi Financial’s independent auditors the overall scope and plans for their audits. The Audit Committee met with the independent auditors, with and without management present, to discuss the results of their audits and their evaluations of Hanmi Financial’s internal controls and the overall quality of Hanmi Financial’s financial reporting. The Audit Committee also discussed the independence of the independent auditors and concluded that their services provided to Hanmi Financial, including their tax and non-audit related work, were compatible with maintaining their independence.
          Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, that the audited financial statements be included in Hanmi Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.
THE AUDIT COMMITTEE
John A. Hall (Chairman)
Paul Seon-Hong Kim
Joon Hyung Lee
Joseph K. Rho
William Stolte

          Planning Committee
          The Planning Committee recommends planning policy, new lines of business, capital and financial plans, and dividend plans to the Board of Directors, and monitors Hanmi Financial’s planning activities and Hanmi Financial’s performance against its plans and budget. The current members of Hanmi Financial’s Planning Committee are William Stolte, I Joon Ahn, Paul Seon-Hong Kim, Joseph K. Rho, and Jay S. Yoo, with Mr. Ahn serving as its Chairman. During 2009, the members of the Planning Committee were I Joon Ahn, Joon Hyung Lee, Joseph K. Rho, William Stolte, and Jay S. Yoo, with Mr. Stolte serving as its Chairman. Each member is an outside Director, except for Mr. Yoo, and meets the independence requirements of the SEC and NASDAQ. The Planning Committee held eighteen (18) meetings during the fiscal year ended December 31, 2009.
          Nominating and Corporate Governance and Compensation Committee
          The Nominating and Corporate Governance and Compensation Committee (“NCGC Committee”) assists the Board of Directors by: identifying individuals qualified to become Directors; recommends to the Board of Directors the Director nominees for the Board of Directors and Board committees for the next Annual Meeting; develops, recommends, and implements a set of corporate governance principles applicable to Hanmi Financial; and monitors the process to determine the effectiveness of the Board of Directors and its committees.
          The NCGC Committee believes that the Board of Directors as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board of Directors and the evolving needs of our business.
          The NCGC Committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of the Company’s business, particularly industries and growth segments that the Company serves, such and the banking and financial services industry, as well as key geographic markets where the Company operates. Each of the of the Company’s current Directors holds or has held senior executive positions in large, complex organizations and has operating experience that meets this objective. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, corporate governance, risk management, and leadership development.
          The NCGC also believes that each of the current Directors has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity or origin, background, experience, and thought; and the commitment to devote significant time and energy to service on the Board of Directors.
          The NCGC annually reviews the individual skills and characteristics of the Directors, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, diversity, age, skills, expertise, time availability, and industry background in the context of the needs of the Board of Directors and the Company. Although the Company has no policy regarding diversity, the NCGC Committee seeks a broad range of perspectives and considers both the personal characteristics (gender, ethnicity, age) and experience (industry, professional, public service) of Directors and prospective nominees to the Board of Directors.
          Recommendations by any stockholder for Director nominees must be submitted in writing to the Chairman of the NCGC Committee at Hanmi Financial’s principal executive offices, no later than the last business day of January of the year that Hanmi Financial’s next Annual Meeting will be held, to be considered at such Annual Meeting. Stockholders shall include in such recommendation:
•	The name, age, and address of each proposed Director nominee;

•	The principal occupation of each proposed nominee;

•	The number of shares of voting stock of Hanmi Financial owned by each proposed nominee;

•	The name and address of the nominating stockholder;

•	The number of shares of voting stock of Hanmi Financial owned by the nominating stockholder; and

•	A letter from the proposed nominee indicating that such proposed nominee wishes to be considered as a nominee for the Board of Directors and will serve as a Director if elected.
          In addition, each recommendation must set forth, in detail, the reasons why the nominating stockholder believes the proposed nominee meets the following general qualifications, which are the same qualifications used by the NCGC Committee in evaluating nominees:
•	Nominees must possess high personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of Hanmi Financial’s stockholders;

•	Nominees must have an inquisitive and objective perspective, practical wisdom, and mature judgment;

•	Nominees must possess a broad range of skills, expertise, industry knowledge, and contacts useful to Hanmi Financial’s business;

•	Nominees must be willing to devote sufficient time to carrying out their duties and responsibilities effectively, and should be committed to serve on the Board of Directors for an extended period of time;

•	Pursuant to the Corporate Governance Guidelines, nominees, once elected, should not serve on the boards of directors of more than two other public companies and, unless granted an exception by Hanmi Financial’s Board of Directors, nominees cannot serve simultaneously as a Director of Hanmi Financial and as a director or officer of any other depository organization other than a subsidiary bank of Hanmi Financial; and

•	Pursuant to the Corporate Governance Guidelines, nominees are encouraged to own shares of common stock of Hanmi Financial at a level that demonstrates a meaningful commitment to Hanmi Bank and Hanmi Financial, and to better align the nominee’s interests with the stockholders of Hanmi Financial.
          In identifying and evaluating Director candidates, the NCGC Committee will solicit and receive recommendations, and review qualifications of potential Director candidates. The NCGC Committee also may use search firms to identify Director candidates. To enable the NCGC Committee to effectively evaluate Director candidates, the NCGC Committee also may conduct appropriate inquiries into the backgrounds and qualifications of Director candidates, including reference checks. As stated above, the NCGC Committee will consider Director candidates recommended by stockholders utilizing the same criteria as candidates identified by the NCGC Committee.
          Additionally, the NCGC Committee is responsible for determining the compensation of all of Hanmi Financial’s executive officers, including Hanmi Financial’s Chief Executive Officer, as well as administering Hanmi Financial’s compensation plans. The NCGC Committee has the authority to delegate such decisions to subcommittees of the NCGC Committee. The NCGC Committee also is authorized to retain outside consultants to assist it in determining executive officer compensation.
The members of the NCGC Committee are Joon Hyung Lee, I Joon Ahn, John Hall, Paul Seon-Hong Kim, and Joseph K. Rho, with Mr. Lee serving as its Chairman. The NCGC Committee held fourteen (14) meetings from January to December 2009. See “The NCGC Committee Report.”
          Leadership Structure
          The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors. The Board of Directors has determined that having an independent director serve as Chairman of the Board is in the best interest of the Company’s stockholders at this time. This structure ensures a greater role for the independent Directors in the oversight of the Company and active participation of the independent Directors in setting agendas and establishing Board priorities and procedures. Further, this structure permits the Chief Executive Officer to focus on the management of the company’s day-to-day operations.
          Risk Oversight
          The Company has a risk management program overseen by Jean Lim, the Chief Risk Officer of Hanmi Bank, who reports directly to the Bank’s Chief Executive Officer. Material risks are identified and prioritized by management, and each prioritized task is referred to a Board committee or the full Board of Directors for oversight. For example, strategic risks are referred to the full Board of Directors while financial risks are referred to the Audit Committee. The Board of Directors regularly reviews information regarding the Company’s credit, liquidity, and operations, as well as the risks associated with each, and annually reviews the Company’s risk management program as a whole. Also, the NCGC periodically reviews the most important risks to the Company to ensure that compensation programs do not encourage excessive risk-taking.
Section 16(a) Beneficial Ownership Reporting Compliance
          Under Section 16(a) of the Exchange Act, Hanmi Financial’s Directors, executive officers, and any persons holding ten percent (10%) or more of Hanmi Financial’s common stock are required to report their ownership of common stock and any changes in that ownership to the SEC and to furnish Hanmi Financial with copies of such reports. Specific due dates for these reports have been established, and Hanmi Financial is required to report in this Annual Report of Form 10-K/A any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended December 31, 2009, Hanmi Financial believes that all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
          This Compensation Discussion and Analysis (“CD&A”) describes our compensation philosophy, methodologies and our current practices with respect to the remuneration programs for the individuals listed in the Summary Compensation Table on page ___(the “Named Executive Officers”). The compensation programs of our Named Executive Officers are established, evaluated and maintained by the Nominating and Corporate Governance and Compensation Committee (“NCGC”) of Hanmi Financial’s Board of Directors. The NCGC is comprised entirely of outside Directors that satisfy the NASDAQ listing requirements and relevant Internal Revenue Code and SEC regulations on independence.
Compensation Philosophy and Objectives
          The objectives of Hanmi Financial’s compensation programs, including those of its banking subsidiary, Hanmi Bank, is to attract and retain executive officers of high caliber and quality, and to appropriate reward them for achievements towards promoting and furthering the business objectives and performance, both for the short term and the long term. The compensation programs of our Named Executive Officers are designed to provide incentive for good performance without inducing them to take excessive risk. Another objective is to encourage on-going and continued performance by offering long-term incentives, such as stock options, that align executive and shareholders’ interest. In the end, the overriding goal is to maintain and promote shareholder value.
Methodology for Establishing Compensation
          To assist the NCGC Committee in its development of the compensation programs for the Named Executive Officers, Hanmi Financial’s Human Resources Department gathers data from competing financial institutions, through review of public information, such as proxy statements and salary surveys. In addition to the market data gathered by the Human Resources Department, the NCGC Committee also reviews and considers the Chief Executive Officer’s (the “CEO”) compensation recommendations.
          The survey data provides a broader representation of the compensation practices in the banking industry. This data is used as reference point of the broader market. In establishing the target compensation levels for the Named Executive Offers, the NCGC Committee relied upon benchmark data from a peer group of three directly competing banks in the Los Angeles Korean American community and two other additional Los Angeles banks (the “Peer Group”), as well as the salary survey provided by the California Department of Financial Institutions. The banks included in the Peer Group consisted of the following:

•	Cathay Bancorp, Los Angeles, California

•	Center Bank, Los Angeles, California

•	First Regional Bancorp, Los Angeles, California

•	Nara Bank, Los Angeles, California

•	Wilshire State Bank, Los Angeles, California
          The Peer Group was selected to include banks comparable in size and the geography served to that of Hanmi Financial. Due to the rapidly changing economic conditions and turbulence in the financial industry, few financial institutions fit this criteria. Therefore, NCGC Committee limited the Peer Group to the above five financial institutions.
          Hanmi Financial’s NCGC Committee aims to target our Named Executive Officers’ compensation package to be between 50th and 75th percentile of the market and the Peer-Group data is used to provide an indication of market pay practices for this purpose and to effectively provide data for subjective review and confirmation of the reasonableness of the compensation paid to our Named Executive Officers. The Peer-Group data, in addition to the broader survey data, also provides the NCGC Committee with current information concerning market pay practices with respect to the pay composition among base salaries, annual bonuses and long-term incentives.
          Although the decisions regarding the compensation levels are based on the information provided from review of the Peer-Group data, the NCGC Committee also takes into account the prevailing economic environment and the current financial condition of Hanmi Financial. The objective is to establish compensation programs that are motivating but affordable, with the purpose of aligning the interests of our Named Executive Officers with that of our shareholders.
Elements of the Compensation Program
          The following describes the various components of the compensation mix that Hanmi Financial provides to the Named Executive Officers, the objectives of each pay component, and how each component is used to create a total competitive compensation package.
          The NCGC Committee provides the Named Executive Officers with a compensation package that includes annual base salary, short-term cash incentive compensation, long-term incentive awards, deferred compensation, executive perquisites, and a broad-based benefits program.
          Annual Base Salary
          Annual base salaries are the fixed portion of the Named Executive Officers’ cash compensation and are intended to reward the day-to-day aspects of their roles and responsibilities. The Named Executive Officers’ annual salaries were set at the time they first joined the bank. The initial salaries were established by taking into account several factors including, but not limited to, the executive’s experience, responsibilities, management abilities, and job performance. Hanmi Financial targets base salaries for its Named Executive Officers at market median. The NCGC Committee believes that the fiscal year 2009 base salaries of Hanmi Financial’s Named Executive Officers are competitive with companies of similar size. Pay adjustments are generally made annually, after reviewing overall company performance, individual performance and the affordability of the increase. In the past year, there were no salary adjustments. The CEO’s annual adjustment to base salary is incorporated in the Employment Agreement. The CEO is the only Named Executive Officer who has an Employment Agreement with Hanmi. All other Named Executive Officers are employed at-will.
          Short-Term Cash Incentive Compensation
          In accordance with Hanmi Financial’s compensation philosophy, a significant portion of the Named Executive Officers’ compensation packages is based on individual performance and Hanmi Financial’s performance. For each Named Executive Officer, target bonuses are stated as a percentage of base salary. The annual bonus payable to the CEO is capped at 75% of his base salary. The annual bonuses payable to the other Named Executive Officers’ are capped at 50% of base salary. In evaluating the short-term performance of Hanmi Financial, both financial and non-financial goals are utilized. The financial goals include return on average assets, pre-tax earnings, average deposit growth, and earning per share growth. The non-financial goals include leadership and management qualities, Board of Director relations, external relations, employee relations, and certain knowledge and skills specific to daily operations.
          The NCGC Committee reviews performance against agreed upon financial goals on an annual basis to determine the short-term cash incentive compensation. In 2009, financial performance was measured against Asset Quality, Liquidity, Capital Adequacy, Earnings and Balance Sheet Deleveraging, weighted differently between the various components and also between executives. There is also a qualitative factor assessing Leadership and Capability for each of the Named Executive Officers. The NCGC Committee established no other performance goals for determining the short-term cash incentive compensation and recommended performance-based, short-term cash incentive compensation for the Named Executive Officers. In 2009, the bank continued to experience challenging economic conditions that adversely effected the bank’s performance; however, it is important and necessary to recognize the contribution and leadership of our Named Executive Officers in this turbulent economy. The individual performance of each Named Executive Officer is discussed below.
          Long-Term Incentive Awards
          Long-term incentive awards, such as stock options and restricted stock, are the third key component of the Named Executive Officers’ total compensation package. The members of the NCGC Committee believe that employee stock ownership is a significant incentive for the Named Executive Officers to build stockholder wealth, and thereby aligning the interests of employees and stockholders. The members of the NCGC Committee also believe that equity-based compensation complements the short-term cash incentive compensation by forcing executives to recognize the impact their short-term decisions might have on long-term outcomes. This compensation approach limits an executive’s ability to reap short-term gains at the expense of Hanmi Financial’s longevity. This is also an important tool in retaining Named Executive Officers, particularly through less rewarding years.
          Long-term incentive awards are granted to the Named Executive Officers pursuant to the 2007 Equity Compensation Plan (the “2007 Plan”). The NCGC Committee has not established grant guidelines; rather, the size, timing, and other material terms of the long-term incentive awards for the Named Executive Officers are made at the discretion of the Board of Directors and the NCGC Committee. Factors considered by the NCGC Committee and the Board of Directors include awards to industry peers and each executive’s previous grant history. In April 2009, in accordance with the Management Retention Program, developed partly in response to regulatory requirements, stock options and stock grants were awarded to the Named Executive Officers and other senior managers, as part of Hanmi’s Management Retention Plan. Stock Options and restricted stock grants awarded are included in the Summary Compensation Table.
          The NCGC Committee approves all awards under the 2007 Plan and acts as the administrator of the 2007 Plan. Stock options granted under the 2007 Plan generally vest over a five-year period, with 20 percent becoming exercisable (vesting) on each anniversary of the grant date. Due to the terms of the CEO’s Employee Agreement, his stock options and restricted stock grants become fully vested in June 2010. All stock options are granted with a ten-year exercise term and have an exercise price equal to the fair market value of Hanmi Financial’s common stock on the grant date. Restricted stock granted under the 2007 Plan generally vests over a five-year period, with 20 percent becoming unrestricted on each anniversary of the grant date.
Deferred Compensation
          Under Hanmi Financial’s Deferred Compensation Plan (“DCP”), the Named Executive Officers may defer up to 100 percent (100%) of their base salary and up to 100 percent (100%) of their short-term cash incentive compensation. The amounts deferred under the DCP are payable upon termination or retirement under the distribution schedule elected by the participant. Taxes are due upon distribution. The DCP is not exclusive to only the Named Executive Officers; all senior management employees are eligible to participate in the DCP.
          The DCP is intended to comply, both in form and operation, with the requirements of Internal Revenue Code Section 409A and shall be limited, construed, and interpreted in accordance with such intent. To the extent that any payment under the DCP is subject Section 409A, it is intended that it be paid in a manner that shall comply with Section 409A, including the final regulations or any other applicable guidance issued by the Secretary of the

Treasury and the Internal Revenue Service with respect thereto. In 2009, no Named Executive Officers participated in the DCP.
Executive Perquisites
          The Named Executive Officers and other senior management employees receive the following benefits in addition to their other compensation: gasoline card; cellular phone allowance; and automobile allowance. Chief Executive Officer, Jay S. Yoo, also received a membership in Mountain-Gate Country Club. These additional benefits and benefit levels of the Named Executive Officers are detailed in the Summary Compensation Table.
Broad-Based Benefits Programs
          The Named Executive Officers participate in the benefit programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, short-and long-term disability insurance, healthcare reimbursement accounts, paid vacation, and contributions to a 401(k) profit sharing retirement plan.
Change in Control Arrangements
          The CEO’s Employment Agreement contains a provision for severance pay of a period of six (6) months or the remainder of his employment contract, whichever is less, in case of his involuntary termination of employment without cause. This provision also would apply should there be a change in control. The Chief Financial Officer and the Chief Credit Officer do not have any such change-in-control arrangements.
Compensation Policy Risk Assessment
          The NCGC Committee reviews the compensation of the Named Executive Officers, as well as the overall compensation practices for the organization. Any performance incentive programs, awarding of bonus payments, and the budgeting for annual salary adjustments are reviewed and approved by the NCGC Committee before being presented to the full board of directors for ratification. An important aspect of the review is an assessment of whether the programs in any way encourage the Named Executive Officers or any other employee of Hanmi Financial to take unacceptable risk, in the short term and for the long term.
          In 2009, the Officers’ Incentive Compensation Program was suspended and bonuses, usually paid in July and December, were not paid.
Named Executive Officers’ Compensation
          The Chief Executive Officer meets with the NCGC Committee to review the Chief Executive Officer’s compensation recommendation for the other Named Executive Officers. No adjustments were made in 2009 for any of the Named Executive Officers as a result of the unprecedented decline in the economy and concurrent deterioration in the Company’s performance.
Employment Agreement with Chief Executive Officer, Jay S. Yoo
          Jay S. Yoo joined Hanmi Financial and Hanmi Bank as President and Chief Executive Officer as of June 23, 2008. His Employment Agreement, effective June 23, 2008, has a two-year initial term, with an option to renew for an additional three years at the discretion of the Board of Directors of Hanmi Financial, and provides for a yearly base salary of $330,000, with a target bonus of up to seventy–five percent (75%) of his annual base salary. Per the Employment Agreement, Mr. Yoo’s annual base salary was to be increased by $10,000 in June 2009. Mr. Yoo voluntarily relinquished the increase in base salary and the Board of Directors accepted his request as a well intentioned gesture towards the staff who did not receive a base salary adjustment in 2009.
          Mr. Yoo’s bonus, which is to be paid in cash, is dependent on the attainment of certain financial goals set by the Board of Directors. The financial goals have been discussed and set in early 2009, and based on the defined goals, Hanmi Financial paid no bonus to Mr. Yoo.

          In addition, Under Mr. Yoo’s Employment Agreement, he is entitled to the use of a company car, a bank issued cellular telephone, membership in a business club and golf country club, and payment of reasonable business related expenses. His Employment Agreement also calls for the granting of the option to purchase 70,000 shares of Hanmi Financial stock. The terms of the stock options are subject to the terms and conditions set forth in the 2007 Plan. The options vest in equal installments over two years starting one year after the date of the grant.
Compensation for Chief Financial Officer, Brian Cho
          Brian E. Cho, Executive Vice President & Chief Financial Officer joined the organization in December 2007. He does not have an employment agreement and his employment is at-will. Per his employment letter executed November 1, 2007, his annual base salary is $270,000 and he is eligible to receive incentive cash compensation of up to fifty percent of his annual base salary.
          In 2009, he received an annual base salary of $270,000, as well as an auto allowance of $700 per month, a cell phone allowance of $100 per month, a gas card, and other general benefits afforded to all employees.
Compensation for Chief Credit Officer, John Park
          Mr. John Park was hired on September 2, 2008 as an Executive Vice President and the Chief Credit Officer. Per his employment offer letter, dated August 13, 2008, Mr. Park’s annual base salary was $210,000, plus an annual bonus of up to fifty percent (50%) of his base salary. Upon his hiring, Mr. Park was granted an option to purchase 30,000 shares of common stock. He also received 5,000 shares in restricted stock grants at that same time. Both the stock options and the restricted stock grants are subject to the terms and conditions set forth in the 2007 Plan and vest over five years, starting one year after the date of the grant.
          Mr. Park also was entitled to an automobile allowance of $700 per month, reimbursement of cell phone expenses of $100 per month, and other general benefits afforded to all employees.
          Mr. Park passed away in October 2009. Hanmi Financial paid his estate all accrued salary, pay for vacation accrued and not used. Mr. Park’s estate also received $50,000 from his life insurance company.
Compensation for Interim Chief Credit Officer, Jung Hak Son
          Mr. Jung Hak Son served as Senior Vice President and District Leader for the past 4 years and was promoted to the position of Interim Chief Credit Officer on October 21, 2009. His employment is at-will and there is no employment agreement between the bank and Mr. Son. His compensation package was not changed at the time of appointment to the Interim Chief Credit Officer position. His compensation at the time of his appointment included a base salary of $180,000, plus a bonus of up to forty percent of his base salary. The bonus payable to Mr. Son is wholly dependent on the bank’s performance and his individual performance. He is also entitled to an auto allowance of $700 per month, a $100 per month cell phone allowance, and other general benefits afforded to all employees.
          On December 23, 2009, he was appointed as the permanent Chief Credit Officer, pending regulatory approval. At that time, his compensation package was revised. His new annual base salary was increased to $210,000. All other benefits remain the same.
Administrative Policies and Practices
          To evaluate and administer the compensation programs of the Named Executive Officers, the NCGC Committee meets regularly, at least four times a year. In addition, the NCGC Committee also holds special meetings to discuss extraordinary items, such as the appointment of the Interim Chief Credit Officer in October 2009. At the end of a meeting, the NCGC Committee may choose to meet in executive session, when necessary. In 2009, the NCGC Committee met 16 times.
Stock Ownership Guidelines

          The NCGC Committee has not implemented stock ownership guidelines for the Named Executive Officers; however, the NCGC Committee continues to periodically review best practices and re-evaluate whether stock ownership guidelines are consistent with Hanmi Financial’s compensation philosophy and with stockholders’ interests.
Tax Deductibility of Executive Officer Compensation
          Internal Revenue Code Section 162(m) precludes a public corporation from taking a deduction for compensation in excess of $1 million for its chief executive officer or any of its three other highest paid executive officers (excluding the chief financial officer), unless certain specific and detailed criteria are satisfied. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit. Hanmi Financial complies with the requirements of Section 162(m). Accordingly, all grants made under the 2007 Plan in fiscal year 2009 comply with Section 162(m) The NCGC Committee will continue to carefully consider the impact of Section 162(m) in determining the appropriate pay mix and compensation levels for the Named Executive Officers.
Compensation Committee Report
     The following Compensation Committee Report should not be deemed filed or incorporated by reference into any other document, including Hanmi Financial’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report into any such filing by reference.
     The NCGC Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 401(b) of Regulation S-K with management and, based on such review and discussions, the NCGC Committee recommended to the Board of Directors of Hanmi Financial that the Compensation Discussion and Analysis be included in this Form 10-K report. In addition, the NCGC Committee certifies that:
     It has reviewed with the senior risk officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to Hanmi Financial; and
     It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of Hanmi Financial to enhance the compensation of any employee.
The NCGC Committee Report
          The NCGC Committee has reviewed and discussed the “Nominating, Corporate Governance and Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the NCGC Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10K/A.
THE NCGC Committee
Joon H. Lee (Chairman)
I Joon Ahn
John Hall
Paul Seon-Hong Kim
Joseph K. Rho
Summary Compensation Table
        The following table summarizes the total compensation paid or earned by the Named Executive Officers for the fiscal years ended December 31, 2009, 2008 and 2007. Only one of our current Named Executive Officers were employed by us in 2007.

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
							Non-Qualified
				Stock	Option	Non-Equity	Deferred	All Other
		Salary	Bonus	Awards	Awards	Incentive Plan	Compensation	Compensation
Name and		(1)	(1) (5)	(2) (3)	(2) (4)	Compensation	Earnings	(1)		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Jay S. Yoo, President, Chief	2009	$326,192	$—	$4,050	$48,425	$—	$—	$63,668	(6)	$442,335
Executive Officer and Director	2008	$172,404	$—	$—	$25,556	$—	$—	$49,722	(6)	$247,682

Brian E. Cho, Executive Vice	2009	$266,885	$—	$12,558	$16,476	$—	$—	$36,522	(7)	$332,441
President and Chief Financial	2008	$270,000	$—	$9,520	$15,091	$—	$—	$35,239	(7)	$329,850
Officer	2007	$22,500	$100,000	$793	$1,258	$—	$—	$878	(7)	$125,429

Jung Hak Son, Senior Vice	2009	$173,385	$	$12,295	$29,502	$—	$—	$36,169	(8)	$251,351
President and Chief Credit Officer

John Park, Former Executive	2009	$175,544	$—	$3,433	$7,785	$—	$—	$28,673	(9)	$215,435
Vice President and Chief Credit Officer (10)	2008	$70,000	$—	$1,717	$3,892	$—	$—	$6,448	(9)	$82,057

(1)	All cash compensation and perquisites paid to the Named Executive Officers are paid by, and are the responsibility of, Hanmi Financial’s subsidiary, Hanmi Bank.

(2)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Equity Compensation Plan (the “2007 Plan”).

(3)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (e) represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 13 to Hanmi Financial’s audited financial statements for the year ended December 31, 2009 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

(4)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (F) represent the applicable full grant date fair values of option awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 13 to Hanmi Financial’s audited financial statements for the year ended December 31, 2009 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

(5)	The amounts in column (d) reflect the discretionary bonuses paid to the Named Executive Officers for services performed in the prior year. Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer receipt of awards into the DCP.

(6)	Amounts consist of: a) life insurance premiums ($392 for 2009; $199 for 2008); b) company automobile ($26,936 for 2009; $3,967 for 2008); c) health insurance premiums ($11,178 for 2009; $7,613 for 2008); d) employer contributions under the 401(k) plan ($12,375 for 2009; $9,900 for 2008); e) club memberships ($8,110 for 2009; $27,454 for 2008); and f) other perquisites ($4,677 for 2009; $589 for 2008) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(7)	Amounts consist of: a) life insurance premiums ($392 for 2009; $398 for 2008, $0 for 2007); b) automobile allowance ($8,303 for 2009; $8,400 for 2008, $700 for 2007); c) health insurance premiums ($10,157 for 2009; $11,830 for 2008, $0 for 2007); d) employer contributions under the 401(k) plan ($12,375 for 2009; $11,625 for 2008, $0 for 2007); and e) other perquisites ($5,295 for 2009; $2,236 for 2008, $178 for 2007) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(8)	Amounts consist of: a) life insurance premiums ($370 for 2009); b) automobile allowance ($8,303 for 2009); c) health insurance premiums ($10,157 for 2009); d) employer contributions under the 401(k) plan ($10,403 for 2009); and e) other perquisites ($6,936 for 2009) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(9)	Amounts consist of: a) life insurance premiums ($327 for 2009; $99 for 2008); b) automobile allowance ($6,591 for 2009; $2,800 for 2008); c) health insurance premiums ($8,480 for 2009; $2,743 for 2008); d) employer contributions under the 401(k) plan ($9,547 for 2009; $394 for 2008); and e) other perquisites ($3,728 for 2009; $412 for 2008) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(10)	Mr. Park passed away on October 14, 2009.
Grants of Plan-Based Awards

     The following table complements the “Summary Compensation Table” disclosure of the grant date fair value of stock and option awards granted to Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2009:

GRANTS OF PLAN-BASED AWARDS
								All Other	All Other
								Stock	Option	Exercise	Grant
		Estimated Future Payouts			Estimated Future Payouts			Awards:	Awards:	or Base	Date Fair
		Under Non-Equity			Under Equity Incentive			Number of	Number of	Price of	Value of
		Incentive Plan Awards(1)			Plan Awards			Shares of	Securities	Option	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Underlying	Awards(1)	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	Options (#)	($/Share)	Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Jay S. Yoo	04/08/09	$—	$—	$—	—	—	—	—	50,000	$1.35	$30,765
	04/08/09	$—	$—	$—	—	—	—	20,000	—	—	$27,000

Brian E. Cho	04/08/09	$—	$—	$—	—	—	—	—	15,000	$1.35	$9,230
	04/08/09	$—	$—	$—	—	—	—	15,000	—	—	$20,250

Jung Hak Son	04/08/09	$—	$—	$—	—	—	—	—	10,000	$1.35	$6,153
	04/08/09	$—	$—	$—	—	—	—	10,000	—	—	$13,500

John Park	04/08/09	$—	$—	$—	—	—	—	—	15,000	$1.35	$9,230
	04/08/09	$—	$—	$—	—	—	—	15,000	—	—	$20,250

(1)	Hanmi Financial’s practice is that the exercise price for each stock option is the market value on the date of grant.

(2)	The amounts in column (l) reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2009 are included in Note 12 to Hanmi Financial’s audited financial statements for the fiscal year ended December 31, 2009, included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

Outstanding Equity Awards at Fiscal Year-End
          In 2000, the Company’s Board of Directors adopted the Hanmi Financial Year 2000 Stock Option Plan (“2000 Stock Option Plan”) which was approved by shareholders in May 2000. The purpose of the 2000 Stock Option Plan is to enable the Company to attract, retain and motivate officers, directors, and employees by providing for or increasing their proprietary interests in the Company and, in the case of non-employee directors, to attract such directors and further align their interests with those of the Company’s shareholders by providing or increasing their proprietary interests in the Company. The maximum number of shares of the Company’s common stock that may be issued pursuant to options granted under the 2000 Plan is 977,399 (subject to adjustment to prevent dilution). 2,101,926 shares were previously issued under the 2000 Stock Option Plan and there are 804,358 number of current outstanding options under the 2000 Stock Option Plan. Options are no longer being issued under the 2000 Stock Option Plan.
     In 2007, our Board of Directors adopted the Hanmi Financial Corporation 2007 Equity Compensation Plan (the “2007 Plan”). A key objective of the 2007 Plan is to provide more flexibility in the types of equity incentives that may be offered to employees, consultants and non-employee directors. The 2007 Plan provides for several different types of equity awards in addition to stock options and restricted stock awards. Stock options granted under the 2007 Plan generally vest over a five-year period, with 20 percent becoming exercisable 12 months following the grant date, and 20 percent thereafter on each anniversary of the grant date. All stock options are granted with a ten-year exercise term and have an exercise price equal to the fair market value of Hanmi Financial’s common stock on the date of grant. Restricted stock granted under the 2007 Plan also generally vest over a five-year period, with 20 percent becoming unrestricted 12 months following the grant date, and 20 percent thereafter on each anniversary of the grant date.
The 2007 Plan provides Hanmi Financial flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to Hanmi Financial’s success, and (iv) align the interests of plan participants with those of Hanmi Financial’s stockholders. In addition, the Board believes a robust equity compensation program is necessary to provide Hanmi Financial with flexibility in negotiating strategic acquisitions and other business relationships to further expand and grow our business. The maximum number of shares of the Company’s common stock that may be issued pursuant to options granted under the 2007 Plan is 3,000,000. 542,667 shares were previously issued under the 2007 Plan and there are 376,000 number of current outstanding options under the 2007 Plan.
     The following table shows information as of December 31, 2009, for Hanmi Financial’s Named Executive Officers concerning unexercised options, stock that has not vested, and Equity Incentive Plan Awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
										Equity	Equity
										Incentive	Incentive
			Equity							Plan	Plan
			Incentive							Awards:	Awards:
			Plan							Number of	Market or
		Number of	Awards:					Market		Unearned	Payout Value
	Number of	Securities	Number of			Number of		Value of		Shares,	of Unearned
	Securities	Underlying	Securities			Shares or		Shares or		Units or	Shares, Units
	Underlying	Unexercised	Underlying			Units of		Units of		Other	or Other
	Unexercised	Options (#)	Unexercised	Option	Option	Stock That		Stock That		Rights That	Rights That
	Options (#)	Unexercis-	Unearned	Exercise	Expiration	Have Not		Have Not		Have Not	Have Not
Name	Exercisable	able	Options (#)	Price ($)	Date	Vested (#)		Vested ($)		Vested (#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)	(j)
Jay S. Yoo	35,000 (1)	35,000 (1)	—	$5.66	06/23/18	—		$—		—	$—
	—	50,000 (2)	—	$1.35	04/08/19	20,000	(9)	$24,000	(14)	—	$—

Brian E. Cho	12,000 (3)	18,000 (3)	—	$9.52	12/03/17	3,000	(10)	$3,600	(15)	—	$—
	—	15,000 (4)	—	$1.35	04/08/19	15,000	(11)	$18,000	(16)	—	$—

Jung Hak Son	6,000 (5)	4,000 (5)	—	$18.00	04/19/16	—		$—		—	$—
	6,000 (6)	4,000 (6)	—	$19.44	06/30/16	—		$—		—	$—

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
										Equity	Equity
										Incentive	Incentive
			Equity							Plan	Plan
			Incentive							Awards:	Awards:
			Plan							Number of	Market or
		Number of	Awards:					Market		Unearned	Payout Value
	Number of	Securities	Number of			Number of		Value of		Shares,	of Unearned
	Securities	Underlying	Securities			Shares or		Shares or		Units or	Shares, Units
	Underlying	Unexercised	Underlying			Units of		Units of		Other	or Other
	Unexercised	Options (#)	Unexercised	Option	Option	Stock That		Stock That		Rights That	Rights That
	Options (#)	Unexercis-	Unearned	Exercise	Expiration	Have Not		Have Not		Have Not	Have Not
Name	Exercisable	able	Options (#)	Price ($)	Date	Vested (#)		Vested ($)		Vested (#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)	(j)
	—	—	—	$—	—	1,800	(12)	$2,160	(17)	—	$—
	—	10,000 (7)	—	$1.35	04/08/19	10,000	(13)	$12,000	(18)	—	$—

John Park	6,000 (8)	— (8)	—	$5.15	01/12/10	—		$—		—	$—

(1)	On June 23, 2008, pursuant to the 2007 Plan, 70,000 stock options were granted to Jay S. Yoo with vesting as follows: 50 percent (50%) to vest on June 23, 2009 and 50 percent (50%) to vest on June 23, 2010.

(2)	On April 8, 2009, pursuant to the 2007 Plan, 50,000 stock options were granted to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(3)	On December 3, 2007, pursuant to the 2007 Plan, 30,000 stock options were granted to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on December 3, 2008 and 20 percent (20%) to vest on each of the next four anniversary dates.

(4)	On April 8, 2009, pursuant to the 2007 Plan, 15,000 stock options were granted to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(5)	On April 19, 2006, pursuant to the Year 2000 Stock Option Plan (“2000 Plan”), 10,000 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 19, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.

(6)	On June 30, 2006, pursuant to the 2000 Plan, 10,000 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on June 30, 2006 and 20 percent (20%) to vest on each of the next four anniversary dates.

(7)	On April 8, 2009, pursuant to the 2007 Plan, 15,000 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(8)	On September 2, 2008, pursuant to the 2007 Plan, 30,000 stock options were granted to John Park with vesting as follows: 20 percent (20%) to vest on September 2, 2009 and 20 percent (20%) to vest on each of the next four anniversary dates. Mr. Park passed away on October 14, 2009. As of that date, 6,000 stock options were vested and still exercisable for a period of 90 days, or January 12, 2010.

(9)	On April 8, 2009, pursuant to the 2007 Plan, 20,000 shares of restricted stock were awarded to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(10)	On December 3, 2007, pursuant to the 2007 Plan, 5,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on December 3, 2008 and 20 percent (20%) to vest on each of the next four anniversary dates. 3,000 shares remain unvested after 20% (1,000 shares) vested on December 3, 2009 and 20% (1,000 shares) vested on December 3, 2008.

(11)	On April 8, 2009, pursuant to the 2007 Plan, 15,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(12)	On November 1, 2007, pursuant to the 2007 Plan, 3,000 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on November 1, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates. 1,800 shares remain unvested after 20% (600 shares) vested on November 1, 2009 and 20% (600 shares) vested on November 1, 2008.

(13)	On April 8, 2009, pursuant to the 2007 Plan, 10,000 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(14)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (20,000).

(15)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (3,000).

(16)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (15,000).

(17)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (1,800).

(18)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (10,000).
Option Exercises and Stock Vested
     The following table shows information for amounts received upon exercise of options or vesting of stock by Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2009.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
	Number		Number
	of Shares	Value	of Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Jay S. Yoo	—	$—	—	$—
Brian E. Cho	—	$—	1,000 (1)	$1,210 (2)
Jung Hak Son	—	$—	600	$918 (3)
John Park	—	$—	1,000 (4)	$1,480 (5)

(1)	On December 3, 2007, pursuant to the 2007 Plan, 5,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on December 3, 2008 and 20 percent (20%) to vest on each of the next four anniversary dates.

(2)	Amount calculated as follows: Closing Stock Price as of December 3, 2009 ($1.21) x Shares of Restricted Stock That Vested (1,000).

(3)	Amount calculated as follows: Closing Stock Price as of October 30, 2009 ($1.53) x Shares of Restricted Stock That Vested (600).

(4)	On September 2, 2008, pursuant to the 2007 Plan, 5,000 shares of restricted stock were awarded to John Park with vesting as follows: 20 percent (20%) to vest on September 2, 2009 and 20 percent (20%) to vest on each of the next four anniversary dates.

(5)	Amount calculated as follows: Closing Stock Price as of September 2, 2009 ($1.48) x Shares of Restricted Stock That Vested (1,000).
Non-Qualified Deferred Compensation Plan
     Hanmi Financial’s DCP is an unfunded, unsecured deferred compensation plan. The DCP allows participants to defer all or a portion of their base salary and/or annual bonus. During 2009 none of the Named Executive Officers participated in the DCP.
Potential Payments Upon Termination or Change In Control
     Hanmi Financial has entered into an employment agreement with its Chief Executive Officer that will require Hanmi Financial to provide compensation to the Chief Executive Officer in the event of a termination of employment or a change in control of Hanmi Financial. The amount of compensation payable to the Chief Executive Officer in each situation is listed in the tables below.
     The following table describes the potential payments upon termination or a change in control of Hanmi Financial for Mr. Jay S. Yoo:

Executive Benefits			Without
and Payments	Voluntary		Good Cause		Good Cause		Change in
Upon Termination(1)	Termination		Termination		Termination		Control		Death		Disability
Compensation:
Base Salary	$158,400	(2)	$158,400	(2)	$—		$158,400	(2)	$158,400	(2)	$158,400	(2)

Benefits and Perquisites:
Life Insurance Benefits	—		—		—		—		$50,000	(3)	—
Disability Income	—		—		—		—		—		$97,500	(4)
Accrued Vacation Pay	$24,115	(5)	$24,115	(5)	$24,115	(5)	$24,115	(5)	$24,115	(5)	$24,115	(5)

Total	$182,515		$182,515		$24,115		$182,515		$232,515		$280,015

(1)	Assumes the Chief Executive Officer’s date of termination is December 31, 2009 and the price per share of Hanmi Financial’s stock on the date of termination is $1.20 per share.

(2)	Amount represents total base salary to be paid to the Chief Executive Officer, which is base pay equal to six months or the remaining term of the Chief Executive Officer’s employment agreement, which ends on June 23, 2010, whichever is shorter. Amount is calculated as follows: $330,000 (Annual Base Salary) x 0.48 year (which is the remaining term of the Chief Executive Officer’s employment agreement)

(3)	Amount represents proceeds from life insurance policies.

(4)	Amount represents disability income to be paid to the Chief Executive Officer until he reaches age 65.

(5)	Amount represents cash lump-sum payment for unused vacation days as of termination date.
     Below is a description of the assumptions that were used in creating the table above. The descriptions of the payments below are applicable only to the Chief Executive Officer’s potential payments upon termination or change in control. For the other Named Executive Officers, any potential payments upon termination or change in control would be the same as those generally available to all employees.
     Voluntary Termination
     At any time after the commencement of employment, Mr. Yoo, our Chief Executive Officer, may terminate his employment agreement. If he voluntarily resigns or otherwise terminates his employment, including as a result of a change in control, death or disability, then he is entitled to receive base salary equal to six months or the remaining term of his employment agreement, which ends on June 23, 2010, whichever is shorter. The unvested portion of any outstanding stock option shall terminate immediately.

     Without Good Cause Termination
     Hanmi Financial may terminate Mr. Yoo’s employment agreement without a showing of “good cause”. If Hanmi Financial terminates Mr. Yoo’s employment agreement without “good cause,” including upon a change in control, subject to Mr. Yoo’s execution of an effective general release of claims and his continuing compliance with the covenants set forth in his employment agreement, Mr. Yoo shall receive an amount equal to his base salary for six months or the remaining term of his employment agreement, which ends on June 23, 2010, whichever is shorter. The unvested portion of any stock options and restrictive stock shall terminate immediately.
     Good Cause Termination
     Hanmi Financial may terminate Mr. Yoo’s Employment Agreement for “good cause,” which shall mean: (1) Mr. Yoo is negligent in the performance of his material duties or engages in misconduct (i.e., the intentional or negligent violation of any state or federal banking law or regulation, or Hanmi Financial’s employment policies, including but not limited to policies regarding honesty, conflict of interest, policies against discrimination, and/or employee leave policies); or (2) Mr. Yoo is convicted of or pleads guilty or nolo contendere to any felony, or is convicted of or pleads guilty or nolo contendere to any misdemeanor involving moral turpitude; or (3) Hanmi Financial is required to remove or replace Mr. Yoo by formal order or formal or informal instruction, including a requested consent order or agreement, from the Comptroller or Federal Deposit Insurance Corporation (“FDIC”) or any other regulatory authority having jurisdiction; or (4) Mr. Yoo engages in any willful breach of duty during the course of his employment, or habitually neglects his duties or has a continued incapacity to perform; or (5) Mr. Yoo fails to follow any written policy of the Board of Directors or any resolutions of the Board of Directors adopted at a duly called meeting intentionally and in a material way; or (6) Mr. Yoo engages in any activity that materially adversely affects Hanmi Financial’s reputation in the community, provided, at the time of engaging in such activity, Mr. Yoo knew or should have known that such activity would materially adversely affect Hanmi Financial’s reputation in the community; or (7) Hanmi Bank receives a Section 8(a) Order from the FDIC or a Section 8(b) Order from the FDIC; or (8) Hanmi Bank receives a cease or desist order from the California Department of Financial Institutions that is attributable to the act or omission of Mr. Yoo in any material respect. In the event of a termination for good cause, as enumerated above, Mr. Yoo shall have no right to any compensation not otherwise expressly provided for in the employment agreement.
Other Executives.
Hanmi Financial does not have an employment agreement with any other executives. Because other executives’ employment is “at-will,” Hanmi Fiancial does not owe any compensation to other executives in the event of a termination of employment or a change in control of Hanmi Financial other than accrued salary and accrued vacation not used.
Director Compensation
     The following table sets forth certain information regarding compensation paid to persons who served as outside Directors of Hanmi Financial for the fiscal year ended December 31, 2009:

DIRECTOR COMPENSATION
					Change in
					Pension
	Fees				Value and
	Earned				Non-Qualified
	or Paid		Option	Non-Equity	Deferred	All Other
	in Cash	Stock	Awards	Incentive Plan	Compensation	Compensation
	($)	Awards	($)	Compensation	Earnings	($)	Total
Name	(1) (2)	($)	(3) (4) (5) (6)	($)	($)	(1) (7)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert Abeles (8)	$12,900	$—	$—	$—	$—	$1,274	$14,174
I Joon Ahn	$64,200	$—	$40,188	$—	$—	$15,275	$119,663
John A. Hall	$66,350	$—	$4,884	$—	$—	$—	$71,234
Paul Seon-Hong Kim	$63,700	$—	$4,884	$—	$—	$12,762	$81,346
Joon Hyung Lee	$66,850	$—	$40,188	$—	$—	$15,276	$122,314
Richard B. C. Lee (9)	$19,300	$—	$—	$—	$—	$295,612	$314,912
Charles Kwak (10)	$13,600	$—	$—	$—	$—	$3,822	$17,422
Joseph K. Rho	$83,000	$—	$40,188	$—	$—	$15,275	$138,463
William J. Stolte	$42,200	$—	$5,707	$—	$—	$478	$48,385

(1)	All cash compensation and perquisites paid to Directors are paid by Hanmi Bank, which is then reimbursed by Hanmi Financial.

(2)	Each Director who is not an employee of Hanmi Financial (an outside Director) is paid a monthly retainer fee of $3,000 and $1,000 monthly for attendance at Board of Directors meetings ($500 for telephonic attendance at Board meetings). In addition, the Chairman of the Board receives an additional $2,500 each month. The Audit Committee Chairman receives an additional $1,500 each month. The chairmen of the remaining committees receive an additional $750 each month, and committee members receive an additional $200 each month for attending committee meetings ($100 each month for telephonic attendance at committee meetings).

(3)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Plan.

(4)	The amounts in column (d) reflect the dollar amount recognized or reversed for financial statement reporting purposes for the fiscal year ended December 31, 2009, in accordance with FASB ASC Topic 718, of awards pursuant to the 2007 Plan, and thus include amounts from awards granted in and prior to 2009. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2009 are included in Note 13 to Hanmi Financial’s audited financial statements for the fiscal year ended December 31, 2009, included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

(5)	Grants of Plan-Based Awards – Directors are eligible to be granted stock options and restricted stock under the 2007 Plan. In 2009, outside Directors were granted the following stock options and restricted stock awards under the 2007 Plan:

		All Other
		Option
		Awards:	Exercise	Grant
		Number of	or Base	Date Fair
		Securities	Price of	Value of
		Underlying	Option	Stock and
	Grant	Options	Awards (a)	Option
Name	Date	(#)	($/Share)	Awards
I Joon Ahn	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	$1.35	$20,250

John A. Hall	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	$1.35	$20,250

Paul Seon-Hong Kim	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	$1.35	$20,250

Charles Kwak (10)	07/01/09	20,000	$1.69	$17,220
	07/01/09	15,000	$1.69	$25,350

Joon Hyung Lee	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	$1.35	$20,250

Joseph K. Rho	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	$1.35	$20,250

William J. Stolte	04/22/09	20,000	$1.57	$14,492
	04/22/09	15,000	$1.57	$23,550

(6)	Outstanding Equity Awards at Fiscal Year-End – The following table shows information as of December 31, 2009 for Hanmi Financial’s Directors concerning unexercised stock options:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
I Joon Ahn	24,000 (b)	—		$21.63	11/15/16
	—	20,000	(c)	$1.35	04/08/19
John A. Hall	—	20,000	(c)	$1.35	04/08/19
Paul Seon-Hong Kim	—	20,000	(c)	$1.35	04/08/19
Joon Hyung Lee	36,624 (a)	—		$3.89	09/20/10
	24,000 (b)	—		$21.63	11/15/16
	—	20,000	(c)	$1.35	04/08/19
Joseph K. Rho	24,000 (b)	—		$21.63	11/15/16
	—	20,000	(c)	$1.35	04/08/19
William J. Stolte	—	20,000	(d)	$1.57	04/22/19

(a)	On September 20, 2000, pursuant to the 2000 Plan, 91,560 stock options were granted to each Director with vesting as follows: 20 percent (20%) to vest on September 20, 2001 and 20 percent (20%) on each of the next four anniversary dates.

(b)	On November 15, 2006, pursuant to the 2000 Plan, 24,000 stock options were granted to each Director with vesting as follows: 33.33 percent (33.33%) to vest on November 15, 2007 and 33.33 percent (33.33%) on each of the next two anniversary dates.

(c)	On April 8, 2009, pursuant to the 2007 Plan, 20,000 stock options were granted to each Director with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) on each of the next four anniversary dates.

(d)	On April 22, 2009, pursuant to the 2007 Plan, 20,000 stock options were granted to Mr. Stolte with vesting as follows: 20 percent (20%) to vest on April 22, 2010 and 20 percent (20%) on each of the next four anniversary dates.

(7)	The amounts in column (g) consist of:

	Present
	Value of	Health	Life	Total
	Termination	Insurance	Insurance	All Other
Name	Benefits(a)	Premiums	Premiums	Compensation
Robert Abeles (8)	$—	$1,262	$12	$1,274
I Joon Ahn	$—	$15,138	$137	$15,275
John A. Hall	$—	$—	$—	$—
Paul Seon-Hong Kim	$—	$12,615	$147	$12,762
Joon Hyung Lee	$—	$15,138	$138	$15,276
Richard B. C. Lee (9)	$288,060	$7,484	$68	$295,612
Charles Kwak (10)	$—	$3,785	$37	$3,822
Joseph K. Rho	$—	$15,138	$137	$15,275
William J. Stolte	$—	$399	$79	$478

(8)	Former Director who resigned effective January 31, 2009.

(9)	Former Director who retired effective April 3, 2009. In connection with his retirement, Mr. Lee and Hanmi Bank entered into a Severance and Release Agreement (the “Severance Agreement”). Pursuant to the Severance Agreement, among other things, Mr. Lee received a lump-sum payment of $180,000 upon his retirement. Mr. Lee also will receive current health insurance coverage for the next five years in which Hanmi Bank will continue to pay for medical, dental, and/or vision premiums with an aggregated estimated cost of $113,275. The present value of termination benefits is the amount accrued for those payments and is equal to the present value of the severance payments and premiums using a discount rate of 1.87 percent (1.87%).

(10)	Former Director who resigned effective September 28, 2009.
NCGC Committee Interlocks and Insider Participation
     Joon H. Lee, I Joon Ahn, John Hall, Paul Seon-Hong Kim, Joseph K. Rho served as members of the NCGC Committee during the last completed fiscal year. No member of the NCGC Committee was an officer or employee of Hanmi Financial or Hanmi Bank during the fiscal year ended December 31, 2009 or at any prior time. No member of the NCGC Committee is or was on the compensation committee of any other entity whose officers served either on the Board of Directors or on the NCGC Committee of Hanmi Financial.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information pertaining to “beneficial ownership” (as defined below) of Hanmi Financial’s common stock, by (i) individuals or entities known to Hanmi Financial to own more than five percent (5%) of the outstanding shares of Hanmi Financial’s common stock, (ii) each Director and nominee for election, (iii) the Named Executive Officers, and (iv) all Directors and executive officers of Hanmi Financial as a group. The information contained herein has been obtained from Hanmi Financial’s records and from information furnished to Hanmi Financial by each individual or entity. Management knows of no other person who owns, beneficially or of record, either individually or with associates, more than five percent (5%) of Hanmi Financial’s common stock.
     The number of shares “beneficially owned” by a given stockholder is determined under SEC Rules, and the designation of ownership set forth below is not necessarily indicative of ownership for any other purpose. In general, the beneficial ownership as set forth below includes shares over which a Director, Director nominee, principal stockholder, or executive officer has sole or shared voting or investment power and certain shares which such person has a vested right to acquire, under stock options or otherwise, within 60 days of the date hereof. Except as otherwise indicated, the address for each of the following persons is Hanmi Financial’s address. Unless otherwise noted, the address for each stockholder listed on the “Common Stock Beneficially Owned” table below is: c/o Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010. The following information is as of February 19, 2010.

COMMON STOCK BENEFICIALLY OWNED
		Number	Percent of
		of	Shares
Name and Address of Beneficial Owner		Shares	Outstanding
Leading Investment & Securities Co., Ltd.	(1)	5,070,423	9.90%
GWI Enterprise Ltd.	(2)	5,018,706	9.80%
BlackRock, Inc.	(3)	3,027,299	5.91%
Joseph K. Rho, Chairman of the Board	(4) (5) (6)	1,637,838	3.20%
Joon Hyung Lee, Director	(5) (7)	1,220,677	2.38%
I Joon Ahn, Director	(4) (5) (6)	1,220,526	2.38%
Paul Seon-Hong Kim, Director	(5)(8)	130,862	*
Jay S. Yoo, President and Chief Executive Officer, Director	(5) (9)	60,000	*
Brian E. Cho, Executive Vice President and Chief Financial Officer	(10)	35,000	*
Jung Hak Son, Senior Vice President and Chief Credit Officer	(11)	27,000	*
John A. Hall, Director	(5)(8)	22,000	*
William J. Stolte, Director	(5)(8)	20,000	*

All Directors and Executive Officers as a Group (9 in Number)		4,373,903	8.51%

(1)	Based on a Schedule 13D filed on September 14, 2009 with the SEC under the Securities Exchange Act of 1934, as amended, by Leading Investment & Securities Co., Ltd (“Leading”). The address of Leading is W Savings Bank Building, 5th Floor, 90-7 Nonhyeon-Dong, Gangnam-Gu, Seoul 135-818, Korea.

(2)	Based on a Schedule 13D filed on March 17, 2010 with the SEC under the Securities Exchange Act of 1934, as amended, by Mu Hak You. Mu Hak You’s address is Kings Court, Bay Street, P.O. Box N-3944, Nassau, Bahamas C5 3944.

(3)	Based on a Schedule 13G filed on January 29, 2010 with the SEC under the Securities Exchange Act of 1934, as amended, by BlackRock, Inc. (“BlackRock”). The address of BlackRock is 40 East 52nd Street, New York, NY 10022.

(4)	Includes 24,000 options that are presently exercisable under the 2000 Plan and 4,000 options under the 2007 Plan that will become exercisable within 60 days.

(5)	Includes 15,000 shares of restricted stock.

(6)	Shares beneficial ownership with his spouse.

(7)	Includes 60,624 options that are presently exercisable under the 2000 Plan and 4,000 options under the 2007 Plan that will become exercisable within 60 days.

(8)	Includes 4,000 options under the 2007 Plan that will vest within 60 days.

(9)	Includes 35,000 options that are presently exercisable under the 2007 plan and 10,000 options under the 2007 Plan that will become exercisable within 60 days.

(10)	Includes 12,000 options that are presently exercisable under the 2007 Plan, 3,000 options under the 2007 Plan that will become exercisable within 60 days, and 18,000 shares of restricted stock

(11)	Includes 12,000 options that are presently exercisable under the 2000 Plan, 2,000 options under the 2007 Plan that will become exercisable within 60 days, and 11,800 shares of restricted stock.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table summarizes information as of December 31, 2009 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities
	(a)	(b)	Reflected in Column(a))
Equity Compensation Plans Approved By Security Holders	1,180,358	$11.78	3,000,000
Equity Compensation Plans Not Approved By Security Holders	—	$—	—

Total Equity Compensation Plans	1,180,358	$11.78	3,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     Some of Hanmi Financial’s Directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, Hanmi Financial or Hanmi Bank in the ordinary course of Hanmi Financial’s business, and Hanmi Financial expects to have banking transactions with such persons in the future. In management’s opinion, all loans and commitments to lend included in such transactions were made in the ordinary course of business, in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of repayment or present other unfavorable features. There are no amount of indebtedness owed to Hanmi Financial or Hanmi Bank by the principal officers and current Directors of Hanmi Financial (including associated companies) as of December 31, 2009 .
     In connection with the retirement of Mr. Won R. Yoon, Ki Tae Hong, and Chang Kyu Park as Directors, Hanmi Financial and Hanmi Bank entered into severance agreements with each of them. Pursuant to such severance agreements, each of the retiring Directors will receive $3,000 per month for the next five years. Each of the retiring Directors also will receive current health insurance coverage for the next five years in which Hanmi Financial will continue to pay for medical, dental, and/or vision premiums. In connection with his retirement, Richard Lee entered into severance agreement. Pursuant to the Severance Agreement, among other things, Mr. Lee received a lump-sum payment of $180,000 upon his retirement. Mr. Lee also will also receive current health insurance coverage for the next five years in which Hanmi Bank will continue to pay for medical, dental, and/or vision premiums. See “Director Compensation” above.
     Hanmi Financial previously entered into a six-year employment agreement with Dr. Sung Won Sohn effective January 3, 2005. Under the terms of the agreement, Dr. Sohn served as President and Chief Executive Officer of both Hanmi Financial and Hanmi Bank at a base annual salary of $550,000 with annual CPI adjustments. In addition, Dr. Sohn was eligible to receive an annual incentive bonus based on pre-tax profitability of Hanmi Financial in an amount not to exceed 125 percent (125%) of his base annual salary. The agreement also provided for a stock bonus grant of 100,000 shares with a vesting schedule under which 20,000 shares vest each year. Dr. Sohn also received two separate stock option grants to acquire 150,000 and 200,000 shares.
     On December 31, 2007, Dr. Sohn retired from his position as President and Chief Executive Officer of Hanmi Financial and Hanmi Bank. In a compromise of Dr. Sohn’s employment agreement, Dr. Sohn received the following: a one-time, lump-sum cash payment of $1.298 million; cash payment of $39,346 as payment for accrued, but unused vacation pay; ownership of the Hanmi Bank-owned automobile that he was using; ownership of Hanmi Bank’s equitable ownership interests in two club memberships that Hanmi Bank maintained for Dr. Sohn’s benefit; vesting of 40,000 shares of restricted stock was accelerated; and a cash payment of $70,000 for the purchase of his vested stock options. In addition, Dr. Sohn agreed to serve as a consultant to Hanmi Bank.
     In return for his consulting services, Dr. Sohn will be paid $6,000 per month during 2008 and 2009. Dr. Sohn received his final payment from Hanmi Bank in December 2009.
Review, Approval or Ratification of Transactions With Related Persons

     Hanmi Financial has adopted a Related Person Transaction Policy (“Policy”). The Policy provides that executive officers, Directors, five-percent (5%) stockholders, and their family members, and entities for which any of those persons serve as officers or partners or in which they have a ten percent (10%) or greater interest, must notify Hanmi Financial’s Corporate Secretary before entering into transactions or other arrangements with Hanmi Financial or any of its affiliates (other than loans subject to Regulation O promulgated by the Board of Governors of the Federal Reserve System) if the amount exceeds $25,000. Hanmi Financial’s Corporate Secretary will determine whether, under the guidelines in the Policy, the transaction or arrangement should be submitted to the Audit Committee for approval. In determining whether to submit proposed transactions to the Audit Committee for consideration, Hanmi Financial’s Corporate Secretary will consider, among other things, the aggregate value of the proposed transaction, the benefits to Hanmi Financial of the proposed transaction, and whether the terms of the proposed transaction are comparable to the terms available to an unrelated third party and employees generally. The Policy also includes provisions for the review and possible ratification of transactions and arrangements that are entered into without prior review under the Policy. During 2008, neither Hanmi Financial nor any of its affiliates entered into any related party transactions that required review, approval, or ratification under the Policy.
Director Independence
     The Board of Directors has determined that all of its Directors are independent under the applicable listing standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), except for Jay S. Yoo, who also serves as the President and Chief Executive Officer of Hanmi Financial.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth information regarding the aggregate fees billed for professional services rendered by KPMG for the fiscal years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees (1)	$600,000	$575,000
Audit-Related Fees (2)	19,326	28,996
Tax Fees (3)	54,000	65,000
All Other Fees	—	—

	$673,326	$668,996

(1)	Includes fees billed for the integrated audit of Hanmi Financial’s annual financial statements and internal control over financial reporting, for the reviews of the financial statements included in Hanmi Financial’s Quarterly Reports on Form 10-Q, and for compliance with the Federal Deposit Insurance Corporation Improvement Act.

(2)	Includes fees billed for professional services rendered in connection with reviews of registration statements.

(3)	Includes fees billed for professional services rendered in connection with tax compliance, tax advice, and tax planning.
     There were no other fees billed by KPMG for advice or services rendered to Hanmi Financial other than as described above.
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee has established “Pre-Approval Policies and Procedures” for independent auditor services. Any proposed services not pre-approved or exceeding pre-approved cost levels require specific pre-approval by the Audit Committee. The Audit Committee may not delegate to management its responsibilities to pre-approve services performed by the independent auditors.
     The Audit Committee may delegate pre-approval authority to one or more of its members. In 2008 and 2009, the Audit Committee Chairman was permitted to approve fees up to $25,000 with the requirement that any pre-approval decisions be reported to the Audit Committee at its next scheduled meeting.
     The only non-audit service provided by the independent auditors was the preparation of Hanmi Financial’s income tax return, which was 8.0 percent and 9.7 percent of the aggregate fees billed by KPMG for the fiscal years ended December 31, 2009 and 2008, respectively. The Audit Committee pre-approved this work and the related fees.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          Exhibits
Exhibit Table

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

HANMI FINANCIAL CORPORATION
By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

Date:	April 30, 2010