Form 10-Q
period 2010-03-31
HANMI FINANCIAL CORP
filed 2010-05-10
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 30, 2010, there were 51,182,390 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and Due From Banks	$59,677	$55,263
Interest-Bearing Deposits in Other Banks	139,540	98,847

Cash and Cash Equivalents	199,217	154,110
Securities Held to Maturity, at Amortized Cost (Fair Value of $862 as of March 31, 2010 and $871 as of December 31, 2009)	862	869
Investment Securities Available for Sale, at Fair Value (Amortized Cost of $111,001 as of March 31, 2010 and $130,995 as of December 31, 2009)	113,369	132,420
Loans Receivable, Net of Allowance for Loan Losses of $177,820 as of March 31, 2010 and $144,996 as of December 31, 2009	2,494,966	2,669,054
Loans Held for Sale, at the Lower of Cost or Fair Value	10,104	5,010
Customers’ Liability on Acceptances	1,914	994
Premises and Equipment, Net	18,236	18,657
Accrued Interest Receivable	9,026	9,492
Other Real Estate Owned	22,399	26,306
Deferred Income Taxes	—	3,608
Servicing Assets	3,590	3,842
Other Intangible Assets	3,055	3,382
Federal Home Loan Bank Stock, at Cost	30,697	30,697
Federal Reserve Bank Stock, at Cost	7,878	7,878
Income Taxes Receivable	59,680	56,554
Bank-Owned Life Insurance	26,639	26,408
Other Assets	16,669	13,425

TOTAL ASSETS	$3,018,301	$3,162,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$575,015	$556,306
Interest-Bearing	2,075,265	2,193,021

Total Deposits	2,650,280	2,749,327

Accrued Interest Payable	13,146	12,606
Acceptances Outstanding	1,914	994
Federal Home Loan Bank Advances	153,898	153,978
Other Borrowings	4,428	1,747
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	11,207	11,904

Total Liabilities	2,917,279	3,012,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 200,000,000 Shares; Issued 55,814,890 Shares (51,182,390 Shares Outstanding) as of March 31, 2010 and December 31, 2009	56	56
Additional Paid-In Capital	357,359	357,174
Unearned Compensation	(281)	(302)
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes of $1,002 and $602 as of March 31, 2010 and December 31, 2009, Respectively	1,417	859
Accumulated Deficit	(187,517)	(138,031)
Less Treasury Stock, at Cost: 4,632,500 Shares as of March 31, 2010 and December 31, 2009	(70,012)	(70,012)

Total Stockholders’ Equity	101,022	149,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,018,301	$3,162,706

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2010	2009
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$36,695	$45,085
Taxable Interest on Investment Securities	1,070	1,350
Tax-Exempt Interest on Investment Securities	77	643
Interest on Term Federal Funds Sold	—	700
Dividends on Federal Reserve Bank Stock	118	153
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	17	82
Interest on Interest-Bearing Deposits in Other Banks	55	2
Dividends on Federal Home Loan Bank Stock	21	—

Total Interest and Dividend Income	38,053	48,015

INTEREST EXPENSE:
Interest on Deposits	9,704	22,785
Interest on Federal Home Loan Bank Advances	346	1,112
Interest on Junior Subordinated Debentures	669	988

Total Interest Expense	10,719	24,885

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	27,334	23,130
Provision for Credit Losses	57,996	45,953

NET INTEREST LOSS AFTER PROVISION FOR CREDIT LOSSES	(30,662)	(22,823)

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	3,726	4,315
Insurance Commissions	1,278	1,182
Remittance Fees	462	523
Trade Finance Fees	351	506
Other Service Charges and Fees	412	483
Bank-Owned Life Insurance Income	231	234
Net Gain on Sales of Investment Securities	105	1,167
Net Gain on Sales of Loans	—	2
Other Operating Income	440	66

Total Non-Interest Income	7,005	8,478

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	8,786	7,503
Other Real Estate Owned Expense	5,700	143
Occupancy and Equipment	2,725	2,884
Deposit Insurance premiums and Regulatory Assessments	2,224	1,490
Data Processing	1,499	1,536
Professional Fees	1,066	616
Advertising and Promotion	535	569
Supplies and Communications	517	570
Amortization of Other Intangible Assets	328	429
Loan-Related Expense	307	181
Other Operating Expenses	2,537	2,429

Total Non-Interest Expense	26,224	18,350

LOSS BEFORE BENEFIT FOR INCOME TAXES	(49,881)	(32,695)
Benefit for Income Taxes	(395)	(15,499)

NET LOSS	$(49,486)	$(17,196)

LOSS PER SHARE:
Basic	$(0.97)	$(0.37)
Diluted	$(0.97)	$(0.37)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	50,998,990	45,891,043
Diluted	50,998,990	45,891,043

DIVIDENDS DECLARED PER SHARE	$—	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in Thousands)

	Common Stock–Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other		Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Accumulated	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income	Deficit	at Cost	Equity

BALANCE AS OF JANUARY 1, 2009	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

Shares Issued for Business Acquisitions	39,418	—	39,418	—	46	—	—	—	—	46
Share-Based Compensation Expense	—	—	—	—	236	6	—	—	—	242
Forfeiture of Restricted Stock Award	(4,000)	—	(4,000)	—	(64)	64	—	—	—	—

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(5,196)	—	(5,196)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	1,236	—	—	1,236

Total Comprehensive Loss										(3,960)

BALANCE AS OF MARCH 31, 2009	50,573,467	(4,632,500)	45,940,967	$51	$349,522	$(148)	$1,780	$(20,950)	$(70,012)	$260,243

BALANCE AS OF JANUARY 1, 2010	55,814,890	(4,632,500)	51,182,390	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744

Share-Based Compensation Expense	—	—	—	—	185	21	—	—	—	206

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(49,486)	—	(49,486)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	558	—	—	558

Total Comprehensive Loss										(48,928)

BALANCE AS OF MARCH 31, 2010	55,814,890	(4,632,500)	51,182,390	$56	$357,359	$(281)	$1,417	$(187,517)	$(70,012)	$101,022

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(49,486)	$(17,196)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	644	669
Amortization of Premiums and Accretion of Discounts on Investments, Net	200	(1,101)
Amortization of Other Intangible Assets	327	429
Amortization of Servicing Assets	252	235
Share-Based Compensation Expense	206	242
Provision for Credit Losses	57,996	45,953
Net Gain on Sales of Securities Available for Sale	(105)	(1,167)
Net Gain on Sales of Loans	—	(2)
Loss on Sales of Other Real Estate Owned	95	—
Provision for Valuation Allowance on Other Real Estate Owned	5,537	126
Deferred Tax Benefit	3,208	—
Origination of Loans Held for Sale	(3,369)	(201)
Proceeds from Sales of Loans Held for Sale	2,959	3,361
Decrease in Accrued Interest Receivable	466	645
Increase in Servicing Asset	—	(74)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(231)	(234)
Increase in Other Assets	(3,230)	(14,004)
Increase in Income Taxes Receivable	(3,126)	—
Increase in Accrued Interest Payable	540	8,695
Increase (Decrease) in Other Liabilities	524	(1,844)

Net Cash Provided By Operating Activities	13,407	24,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Matured or Called Securities Available for Sale	16,953	27,069
Proceeds from Matured or Called Securities Held to Maturity	7	—
Proceeds from Sales of Securities Available for Sale	3,252	38,447
Proceeds from Sales of Other Real Estate Owned	2,482	—
Net Decrease in Loans Receivable	105,980	28,249
Purchases of Securities Available for Sale	(305)	(27,758)
Purchases of Premises and Equipment	(223)	(659)

Net Cash Provided By Investing Activities	128,146	65,348

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in Deposits	(99,047)	126,029
Repayment of Long-Term Federal Home Loan Bank Advances and Other Borrowings	(80)	(121)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	2,681	(110,026)

Net Cash (Used In) Provided By Financing Activities	(96,446)	15,882

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,107	105,762
Cash and Cash Equivalents at Beginning of Period	154,110	215,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$199,217	$320,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$10,179	$16,190
Income Taxes Paid	$2	$—
Non-Cash Activities:
Stock Issued for Business Acquisition	$—	$46
Transfer of Loans to Loan Held for Sale	$4,684	$—
Transfer of Loans to Other Real Estate Owned	$4,397	$509
Loan Provided in the Sale of Other Real Estate Owned	$190	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
NOTE 1 — BASIS OF PRESENTATION
     Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”), a California state chartered bank. Our other subsidiaries are Chun-Ha Insurance Services, Inc. and All World Insurance Services, Inc.
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2010, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
     Descriptions of our significant accounting policies are included in “Note 2 — Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
     While Hanmi Financial intends to take such actions as may be necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Regulatory Order and Agreement, there can be no assurance that Hanmi Financial or the Bank will be able to comply fully with the provisions of the Order and the Agreement, or that compliance with the Order and the Agreement will not have material and adverse effects on the operations and financial condition of Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Order and the Agreement could result in further enforcement actions by both DFI and FRB, or the placing of the Bank into conservatorship or receivership.
Final Order and Written Agreement
     The Order and the Agreement contain substantially similar provisions. The Order and the Agreement require the Board of Directors of the Bank to prepare and submit written plans to the DFI and the FRB that address the following items: (i) strengthening Board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and, with respect to the Agreement, of Hanmi Financial; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2010; (viii) improving the Bank’s liquidity position and funds management practices; and (ix) contingency funding. In addition, the Order and the Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank and requires the Bank to charge off or collect certain problem loans. The Order and the Agreement also require the Bank to review and revise its methodology for calculating allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and Hanmi Financial and the Bank must obtain prior approval from the FRB prior to declaring and paying dividends.
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
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be approved by the FRB. As of March 31, 2010, the Bank had a Tier 1 leverage ratio of 5.68 percent and tangible stockholders’ equity to total tangible assets ratio of 5.89 percent.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
     To comply with the provisions of the Order and the Agreement, additional actions that have been taken include the following:
•	The Board Committees have been reorganized after a Board assessment was conducted to leverage the experience and skill base of our directors and to improve Board oversight of the Bank’s operations.

•	Tools such as a master calendar of scheduled events and policy exception trigger tables have been created to assist the Board in its ability to monitor the Bank’s operations more effectively.

•	Jung Hak Son, a 24 year employee of the Bank, was appointed to the Chief Credit Officer position on December 23, 2009 and the Bank received notice that the regulatory agency interposed no objection to his appointment on March 18, 2010.

•	Loan policies and procedures continue to be adjusted and enhanced to keep current with the rapidly changing credit and economic environment.

•	Quantitative and qualitative factors in our allowance for loan losses have been updated to reflect the higher risk in the loan portfolio due to the recessionary economy.

•	Allowance methodology has been enhanced to better allocate reserves according to more specified loss and concentration risks.

•	The credit department has also been reorganized and reinforced with additional personnel to increase the level of management loan review and loan monitoring.

•	Written plans have been developed for each problem loan greater than $3 million and the plans have been implemented and are being monitored to improve loan work out and loan collection.

•	The Bank’s strategic plan has been reviewed and revised, and the revised plan has been approved by the Board of Directors.

•	The Bank’s liquidity management plan and contingency funding plan have been significantly revised to reflect the additional restrictions and challenges of the market.

•	The capital plan has been revised and significant effort is being made to raise the required capital within the time frame mandated by the Order.

•	A Board Compliance Committee has been organized to monitor the progress toward full compliance with all the provisions of the Agreement and the Order and approves the related progress reports at least on a monthly basis prior to submission to the DFI and FRB according to the schedule established.
     Policies and procedures have been developed, plans have been formulated, documented, approved and submitted and administrative requirements such as submission of quarterly progress reports are also being met. The results of these actions, however, are still subject to review by our regulators.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
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
     As of March 31, 2010, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $129.4 million. This represented a decrease of $65.3 million, or 33.5 percent, over Tier 1 capital of $194.7 million as of December 31, 2009. The capital ratios of Hanmi Financial and the Bank were as follows as of March 31, 2010:

					To be Categorized as
			Minimum		“Well Capitalized”
			Regulatory		under Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010	(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$211,989	7.86%	$215,856	8.00%	N/A	N/A
Hanmi Bank	$210,354	7.81%	$215,493	8.00%	$269,366	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$129,394	4.80%	$107,928	4.00%	N/A	N/A
Hanmi Bank	$174,741	6.49%	$107,746	4.00%	$161,619	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$129,394	4.20%	$123,265	4.00%	N/A	N/A
Hanmi Bank	$174,741	5.68%	$123,027	4.00%	$153,783	5.00%
Going Concern
     As previously mentioned, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the DFI Final Order issued on November 2, 2009, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
     We have also committed to the FRB to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our existing capital resources do not currently satisfy our capital requirements for the foreseeable future and are not sufficient to offset additional problem assets. Further, should our asset quality continue to erode and require significant additional provision for credit losses, resulting in added future net operating losses at the Bank, our capital levels will additionally decline requiring the raising of more capital than the amount currently required to satisfy our agreements with our regulators.
     Our ability to raise additional capital will depend on conditions in the capital markets, which are outside our control, and will also depend upon our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital. An inability to raise additional capital when needed or to comply with the terms of the Order or the Agreement, raises substantial doubt about our ability to continue as a going concern.
     The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action including being placed into receivership or conservatorship.
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
     FASB ASC 825, “Financial Instruments,” provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 825 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FASB ASC 825 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as providing disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods. FASB ASC 825 is effective for interim and annual reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 825 requires comparative disclosures only for periods ending after initial adoption. We adopted FASB ASC 825 in the second quarter of 2009. The adoption of FASB ASC 825 resulted in additional disclosures that are presented in “Note 3 — Fair Value Measurements.”
     FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” — ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, entities will be required to provide fair value measurement disclosures for each class of assets and liabilities, and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of FASB ASU 2010-06 resulted in additional disclosures that are presented in “Note 3 — Fair Value Measurements.”

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     We used the following methods and significant assumptions to estimate fair value:
     Investment Securities Available for Sale — The fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair values of investment securities are determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.
     Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, and asset-backed securities. In determining the fair value of the securities’ categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security we hold as of each reporting date. The broker-dealers use observable market information to value our fixed income securities, with the primary sources being nationally recognized pricing services. The fair value of the municipal securities is based on a proprietary model maintained by the broker-dealer. We review the market prices provided by the broker-dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.
     Securities classified as Level 3 investment securities are preferred stocks that are not traded in the market. As such, no observable market data for the instrument is available. This necessitates the use of significant unobservable inputs into our proprietary valuation model. The fair value of the securities is determined by discounting contractual cash flows at a discount rate derived from a synthetic bond-rating method. This method relies on significant unobservable assumptions such as default spread and expected cash flows, and therefore, we have determined that classification of the instrument as Level 3 is appropriate.
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
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     Servicing Assets and Servicing Liabilities — The fair values of servicing assets and servicing liabilities are based on a valuation model that calculates the present value of estimated net future cash flows using discount rates and a constant prepayment rate. The discount rate is based on the interest rate charged to a borrower plus a risk adjustment factor of one percent. We utilize the industrial constant prepayment rate provided by Bloomberg. The valuation model incorporates assumptions that market participants would use in estimating future cash flows. Fair value measurements of servicing assets and servicing liabilities use significant unobservable inputs. As such, we classify them as Level 3.
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
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2010.
     As of March 31, 2010, assets and liabilities measured at fair value on a recurring basis are as follows:

		Level 2
		Significant
		Observable
	Level 1	Inputs With
	Quoted Prices in	No Active	Level 3
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	March 31,
	Assets	Characteristics	Inputs	2010
	(In Thousands)

ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$58,418	$—	$58,418
U.S. Government Agency Securities	24,850	—	—	24,850
Collateralized Mortgage Obligations	—	9,840	—	9,840
Asset-Backed Securities	—	8,010	—	8,010
Municipal Bonds	—	6,937	—	6,937
Other Securities	—	3,262	1,258	4,520

Total Debt Securities Available for Sale	$24,850	$86,467	$1,258	$112,575

Equity Securities Available for Sale:
Financial Service Industry	$794	$—	$—	$794

Total Equity Securities Available for Sale	$794	$—	$—	$794

Total Securities Available for Sale	$25,644	$86,467	$1,258	$113,369

Servicing Assets	$—	$—	$3,590	$3,590

LIABILITIES:
Servicing Liabilities	$—	$—	$200	$200
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	March 31,
	2010	Settlements	in Earnings	Income	of Level 3	2010
	(In Thousands)
ASSETS:
Securities Available for Sale:
Other Securities	$1,258	$—	$—	$—	$—	$1,258
Servicing Assets	$3,842	$—	$(252)	$—	$—	$3,590

LIABILITIES:
Servicing Liabilities	$(216)	$—	$16	$—	$—	$(200)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of March 31, 2010, assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Level 2
		Significant
		Observable
	Level 1	Inputs With
	Quoted Prices in	No Active	Level 3
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	March 31,
	Assets	Characteristics	Inputs	2010
	(In Thousands)
ASSETS:
Loans Held for Sale	$—	$10,104	$—	$10,104
Impaired Loans	$—	$229,885	$—	$229,885
Other Real Estate Owned	$—	$22,399	$—	$22,399
Other Intangible Assets	$—	$—	$3,055	$3,055

(1)	Includes real estate loans of $110.4 million, and commercial and industrial loans of $119.5 million.
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
     The estimated fair values of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$199,217	$199,217	$154,110	$154,110
Investment Securities Held to Maturity	862	862	869	871
Investment Securities Available for Sale	113,369	113,369	132,420	132,420
Loans Receivable, Net of Allowance for Loan Losses	2,505,070	2,464,351	2,674,064	2,573,080
Accrued Interest Receivable	9,026	9,026	9,492	9,492
Investment in Federal Home Loan Bank Stock	30,697	30,697	30,697	30,697
Investment in Federal Reserve Bank Stock	7,878	7,878	7,878	7,878

Financial Liabilities:
Noninterest-Bearing Deposits	575,015	575,015	556,306	556,306
Interest-Bearing Deposits	2,075,265	2,075,265	2,193,021	2,197,866
Borrowings	240,732	241,563	236,453	237,354
Accrued Interest Payable	13,146	13,146	12,606	12,606

Off-Balance Sheet Items:
Commitments to Extend Credit	186,989	194	262,821	177
Standby Letters of Credit	17,925	72	17,225	37

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:
     Cash and Cash Equivalents — The carrying amounts approximate fair value due to the short-term nature of these instruments.
     Investment Securities — The fair value of securities was generally obtained from market bids for similar or identical securities or obtained from independent securities brokers or dealers.
     Loans Receivable, Net of Allowance for Loan Losses — Fair values were estimated for loans based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads, and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses relating to performing and nonperforming loans results in a fair valuation of such loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize.
     Accrued Interest Receivable — The carrying amount of accrued interest receivable approximates its fair value.
     Investment in Federal Home Loan Bank and Federal Reserve Bank Stock — The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.
     Interest-Bearing Deposits — The fair value of interest-bearing deposits, such as certificates of deposit, was estimated based on discounted cash flows. The discount rate used was based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.
     Borrowings — Borrowings consist of FHLB advances, junior subordinated debentures and other borrowings. The fair values disclosed for FHLB advances and junior subordinated debentures are determined by discounting contractual cash flows at current market interest rates for similar instruments. The fair values of overnight FHLB advances and other borrowings are considered to be equivalent to the carrying amount due to the short-term maturity.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 4 — INVESTMENT SECURITIES
     The following is a summary of investment securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
March 31, 2010:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities(1)	166	—	—	166

	$862	$—	$—	$862

December 31, 2009:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities(1)	173	2	—	175

	$869	$2	$—	$871

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
     The following is a summary of investment securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
March 31, 2010:
Mortgage-Backed Securities (1)	$56,957	$1,505	$45	$58,418
U.S. Government Agency Securities	24,996	16	162	24,850
Collateralized Mortgage Obligations (1)	9,628	212	—	9,840
Asset-Backed Securities	7,848	163	—	8,010
Municipal Bonds	6,831	142	36	6,937
Other Securities	4,230	333	43	4,520
Equity Securities	511	283	—	794

	$111,001	$2,654	$286	$113,369

December 31, 2009:
Mortgage-Backed Securities (1)	$65,218	$1,258	$144	$66,332
U.S. Government Agency Securities	33,325	—	562	32,763
Collateralized Mortgage Obligations (1)	12,520	269	—	12,789
Asset-Backed Securities	8,127	61	—	8,188
Municipal Bonds	7,369	82	92	7,359
Other Securities	3,925	332	62	4,195
Equity Securities	511	283	—	794

	$130,995	$2,285	$860	$132,420

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     The amortized cost and estimated fair value of investment securities at March 31, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	—	—	696	696
Over Five Years Through Ten Years	16,650	16,710	—	—
Over Ten Years	27,255	27,607	—	—
Mortgage-Backed Securities	56,957	58,418	166	166
Collateralized Mortgage Obligations	9,628	9,840	—	—
Equity Securities	511	794	—	—

	$111,001	$113,369	$862	$862

     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2010 and December 31, 2009:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
	(In Thousands)

March 31, 2010:
Mortgage-Backed Securities	$—	$—	—	$45	$4,800	1	$45	$4,800	1
Municipal Bonds	2	313	1	34	839	1	36	1,152	2
U.S. Government Agency Securities	—	—	—	162	14,835	2	162	14,835	2
Other Securities	7	1,993	2	36	964	1	43	2,957	3

	$9	$2,306	3	$277	$21,438	5	$286	$23,744	8

December 31, 2009:
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Other Securities	24	1,976	2	39	961	1	62	2,937	3

	$742	$49,627	12	$119	$1,754	2	$860	$51,381	14

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2010 and December 31, 2009 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2010. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2010 and December 31, 2009 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2010 and December 31, 2009 are warranted.
     Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

Gross Realized Gains on Sales of Investment Securities	$210	$1,276
Gross Realized Losses on Sales of Investment Securities	(105)	(109)

Net Realized Gains on Sales of Investment Securities	$105	$1,167

Proceeds from Sales of Investment Securities	$3,252	$38,447
Tax Expense on Sales of Investment Securities	$45	$491
     There were $105,000 and $1.2 million in net realized gains on sales of securities available for sale during the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, $1.0 million ($605,000, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and previously net unrealized gains of $99,000 ($57,000, net of income taxes) were realized in earnings. For the three months ended March 31, 2009, net unrealized gains of $3.0 million ($1.7 million, net of income taxes) arose during the period and was included in comprehensive income and previously net unrealized gains of $975,000 ($565,000, net of income taxes) were realized in earnings.
     Investment securities available for sale with carrying values of $91.6 million and $123.6 million as of March 31, 2010 and December 31, 2009, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 5 — LOANS
Loans Receivable
     Loans receivable consisted of the following as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Real Estate Loans:
Commercial Property	$821,752	$839,598
Construction	93,222	126,350
Residential Property	71,443	77,149

Total Real Estate Loans	986,417	1,043,097

Commercial and Industrial Loans: (1)
Commercial Term Loans	1,354,793	1,420,034
SBA Loans	124,394	134,521
Commercial Lines of Credit	104,326	101,159
International Loans	44,933	53,488

Total Commercial and Industrial Loans	1,628,446	1,709,202

Consumer Loans	58,886	63,303

Total Gross Loans	2,673,749	2,815,602

Deferred Loan Fees	(963)	(1,552)
Allowance for Loan Losses	(177,820)	(144,996)

Loans Receivable, Net	$2,494,966	$2,669,054

(1)	Commercial and industrial loans include owner-occupied property loans of $1.08 billion and $1.15 billion as of March 31, 2010 and December 31, 2009, respectively.
     Accrued interest on loans receivable amounted to $8.6 million and $9.3 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, loans receivable totaling $1.47 billion and $1.38 billion, respectively, was pledged to secure FHLB advances and the Fed Discount Window.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2010	2009	2009
		(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$144,996	$124,768	$70,986

Actual Charge-Offs	(30,114)	(58,170)	(12,516)
Recoveries on Loans Previously Charged Off	3,721	858	703

Net Loan Charge-Offs	(26,393)	(57,312)	(11,813)

Provision Charged to Operating Expense	59,217	77,540	45,770

Balance at End of Period	$177,820	$144,996	$104,943

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$3,876	$4,416	$4,096
Provision Charged to (Reversal of Charged to) Operating Expense	(1,221)	(540)	183

Balance at End of Period	$2,655	$3,876	$4,279

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 5 — LOANS (Continued)
Impaired Loans
     The following table provides information on impaired loans as of the dates indicated:

	Amount	Allowance
	(In Thousands)

March 31, 2010:
With No Allocated Allowance:
Without Charge-Offs	$77,334	$—
With Charge-Offs	97,523	—

	$174,857	$—

With Allocated Allowance:
Without Charge-Offs	$48,786	$22,632
With Charge-Offs	31,043	4,534

	$79,829	$27,166

December 31, 2009:
With No Allocated Allowance:
Without Charge-Offs	$44,055	$—
With Charge-Offs	84,674	—

	$128,729	$—

With Allocated Allowance:
Without Charge-Offs	$41,476	$20,413
With Charge-Offs	30,529	2,735

	$72,005	$23,148

     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$5,569	$5,177
Less: Interest Income Recognized on Impaired Loans	(2,771)	(1,655)

Interest Foregone on Impaired Loans	$2,798	$3,522

     There were no commitments to lend additional funds to borrowers whose loans are included above.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 5 — LOANS (Continued)
Non-Performing Assets
     The following table details non-performing assets as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Non-Accrual Loans	$262,232	$219,000
Loans 90 Days or More Past Due and Still Accruing	—	67

Total Non-Performing Loans	262,232	219,067
Other Real Estate Owned	22,399	26,306

Total Non-Performing Assets	$284,631	$245,373

Troubled Debt Restructurings on Accrual Status	$10,041	$—

     Loans on non-accrual status totaled $262.2 million and $219.0 million as of March 31, 2010 and December 31, 2009, respectively. Delinquent loans (defined as 30 days or more past due) were $236.2 million as of March 31, 2010, compared to $186.3 million as of December 31, 2009, representing a 26.8 percent increase. Of $236.2 million, $167.5 million was included in non-performing loans as of March 31, 2010, and of $186.3 million, $145.1 million was included in non-performing loans as of December 31, 2009. We believe that the increases in non-performing loans and delinquent loans are attributable primarily to a current economic recession that is affecting some of our borrower’s ability to honor their commitments.
     Non-performing loans increased by $43.1 million, or 19.7 percent, to $262.2 million as of March 31, 2010, compared to $219.1 million as of December 31, 2009. During the same period, the allowance for loan losses increased by $32.8 million, or 22.6 percent, to $177.8 million from $145.0 million. The allowance for the collateral-dependent loans is calculated by the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated cost to dispose of the property. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
     As of March 31, 2010, other real estate owned consisted of eleven properties, primarily located in California, with a combined net carrying value of $22.4 million. During the three months ended March 31, 2010, three properties, with a carrying value of $4.4 million, were transferred from loans receivable to other real estate owned and five properties, with a carrying value of $2.8 million, were sold and a loss of $95,000 was recognized. As of December 31, 2009, other real estate owned consisted of thirteen properties with a combined net carrying value of $26.3 million.
     During the three months ended March 31, 2010, we restructured monthly payments on 67 loans, with a net carrying value of $45.5 million as of March 31, 2010, through temporary payment structure modification from principal and interest due monthly to interest only due monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. As of March 31, 2010, troubled debt restructurings on accrual status totaled $10.0 million, all of which were temporary interest rate reductions, and a $2.0 million reserve relating to these loans was included in the allowance for loan losses. As of December 31, 2009, there were no troubled debt restructure loans on accrual status.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 6 — INCOME TAXES
     Under GAAP, a valuation allowance must be recorded if it is “more likely than not” that such deferred tax assets will not be realized. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets on a quarterly basis.
     In conducting our regular quarterly evaluation, we decided to keep establishing a deferred tax asset valuation allowance as of March 31, 2010 based primarily upon the existence of a three-year cumulative loss including management’s current projected results for the year ending December 31, 2009. Although our current financial forecasts indicate that sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined as of March 31, 2010.
     During the first quarter of 2010, we recorded a valuation allowance of $23.6 million against our deferred tax assets, totaling $68.8 million of valuation allowance as of March 31, 2010. We have zero balance of net deferred tax assets as of March 31, 2010.
NOTE 7 — SHARE-BASED COMPENSATION
Share-Based Compensation Expense
     For the three months ended March 31, 2010 and 2009, share-based compensation expense was $206,000 and $242,000, respectively, and the related tax benefits were $87,000 and $102,000, respectively.
Unrecognized Share-Based Compensation Expense
     As of March 31, 2010, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$855	1.6 years
Restricted Stock Awards	281	3.5 years

Total Unrecognized Share-Based Compensation Expense	$1,136	2.1 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 7 — SHARE-BASED COMPENSATION (Continued)
Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended March 31, 2010:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,180,358	$11.78	6.2 years	$— (1)

Options Expired	(37,243)	$18.31	5.3 years
Options Forfeited	(5,600)	$16.68	7.0 years

Options Outstanding at End of Period	1,137,515	$11.55	6.0 years	$242 (2)

Options Exercisable at End of Period	708,515	$14.00	4.7 years	$— (2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.20 as of December 31, 2009, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $2.40 as of March 31, 2010, over the exercise price, multiplied by the number of options.
     There were no options exercised during the three months ended March 31, 2010 and 2009.
Restricted Stock Awards
     The table below provides information for restricted stock awards for the three months ended March 31, 2010:

		Weighted-
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share
Restricted Stock at Beginning of Period	183,400	$1.87
Restricted Stock Forfeited	—

Restricted Stock at End of Period	183,400	$1.87

NOTE 8 — LOSS PER SHARE
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 8 — LOSS PER SHARE (Continued)
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2010			2009
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Loss	Shares	Amount	Loss	Shares	Amount
		(Dollars in Thousands, Except Per Share Data)
Basic EPS	$(49,486)	50,998,990	$(0.97)	$(17,196)	45,891,043	$(0.37)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	—	—

Diluted EPS	$(49,486)	50,998,990	$(0.97)	$(17,196)	45,891,043	$(0.37)

     For the three months ended March 31, 2010 and 2009, there were 1,320,915 and 1,205,022 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
NOTE 9 — OFF-BALANCE SHEET COMMITMENTS
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
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Commitments to Extend Credit	$186,989	$262,821
Standby Letters of Credit	17,925	17,225
Commercial Letters of Credit	13,221	13,544
Unused Credit Card Lines	23,722	23,408

Total Undisbursed Loan Commitments	$241,857	$316,998

NOTE 10 — SEGMENT REPORTING
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
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 11 — LIQUIDITY
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
Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2010. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of March 31, 2010, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $2.8 million, down from $3.5 million as of December 31, 2009.
Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. As of March 31, 2010, the Bank was considered to be “undercapitalized” under the regulatory framework for prompt corrective action, as the Bank’s total risk-based capital ratio fell slightly below 8%. Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule, which became effective on January 1, 2010, limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions. According to the FDIC’s Financial Institution Letter, FIL-69-2009, requires institutions that are not well capitalized must use national rate caps to determine conformance for non-local depositors beginning January 1, 2010 and for local depositors beginning March 1, 2010. Due to the FDIC’s rules, the Bank is currently restricted from accepting brokered deposits and offering deposit rates above the national rate caps.
     In an effort to preserve liquidity under the restrictions, the Bank deployed innovative products, such as Advantage and Diamond Freedom CDs, and utilized Internet rate service providers in the month of March 2010. Through this campaign and the use of Internet rate service providers, the Bank achieved the objectives of maintaining adequate liquidity and reducing its reliance on brokered deposits. As a result, total deposits slightly decreased by $99.0 million, or 3.6 percent, from $2.75 billion as of December 31, 2009 to $2.65 billion as of March 31, 2010. The Bank’s wholesale funds, consisting of Federal Home Loan Bank (“FHLB”) advances and brokered deposits, continuously decreased by $140.5 million to $217.3 million at March 31, 2010 from $357.8 million at December 31, 2009.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Continued)
NOTE 11 — LIQUIDITY (Continued)
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 20 percent of its total assets. As of March 31, 2010, our total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $532.1 million and $377.1 million, respectively. The Bank’s FHLB borrowings as of March 31, 2010 totaled $153.9 million, representing 5.1 percent of total assets. As of May 10, 2010, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $494.0 million and $340.2 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $239.4 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $557.0 million, and had no borrowings as of March 31, 2010. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2009, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million. This line of credit will continue for a term of one year, and, unless amended or terminated, will automatically renew for successive one-year terms.
     Current market conditions have limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. The Bank is currently restricted from accepting brokered deposits as a funding source. As of March 31, 2010, brokered deposits were $63.4 million, or 2.3 percent of total deposits. All brokered deposits are currently scheduled to mature prior to June 30, 2010. The Bank successfully replaced $670.7 million and $140.5 million of brokered deposits during 2009 and the first quarter of 2010, respectively. If the Bank is unable to replace these maturing deposits with new deposits, the Bank believes that it nonetheless has adequate liquidity resources to fund its obligations through its secured credit lines with the FHLB and Fed Discount Window.
NOTE 13 — SUBSEQUENT EVENTS
     Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2010. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
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

     For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Form 10-Q under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” Also see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,765,701	$3,349,085
Average Investment Securities	$125,340	$182,284
Average Interest-Earning Assets	$3,010,938	$3,806,186
Average Total Assets	$3,086,198	$3,946,727
Average Deposits	$2,662,960	$3,202,032
Average Borrowings	$257,132	$440,053
Average Interest-Bearing Liabilities	$2,360,992	$3,115,332
Average Stockholders’ Equity	$137,931	$263,553
Average Tangible Equity (2)	$134,679	$258,775
PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(0.97)	$(0.37)
Earnings (Loss) Per Share — Diluted	$(0.97)	$(0.37)
Common Shares Outstanding	51,182,390	45,940,967
Book Value Per Share (3)	$1.97	$5.40
Tangible Book Value Per Share (4)	$1.91	$5.31
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5) (6)	(6.50%)	(1.77%)
Return on Average Stockholders’ Equity (5) (7)	(145.50%)	(26.46%)
Return on Average Tangible Equity (5) (8)	(149.02%)	(26.95%)
Efficiency Ratio (9)	76.37%	57.92%
Net Interest Spread (10)	3.29%	1.91%
Net Interest Margin (11)	3.69%	2.50%
Average Stockholders’ Equity to Average Total Assets	4.47%	6.68%
SELECTED CAPITAL RATIOS: (12)
Total Risk-Based Capital Ratio:
Hanmi Financial	7.86%	10.57%
Hanmi Bank	7.81%	10.50%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	4.80%	9.29%
Hanmi Bank	6.49%	9.22%
Tier 1 Leverage Ratio:
Hanmi Financial	4.20%	8.16%
Hanmi Bank	5.68%	8.10%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (13)	9.77%	4.71%
Non-Performing Assets to Total Assets (14)	9.43%	4.06%
Net Loan Charge-Offs to Average Total Gross Loans (15)	3.87%	1.43%
Allowance for Loan Losses to Total Gross Loans	6.63%	3.16%
Allowance for Loan Losses to Non-Performing Loans	67.81%	67.13%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Average tangible equity is calculated by subtracting average other intangible assets from average stockholders’ equity. See “Non-GAAP Financial Measures.”

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding. See “Non-GAAP Financial Measures.”

(5)	Calculation based upon annualized net income.

(6)	Net income divided by average total assets.

(7)	Net income divided by average stockholders’ equity.

(8)	Net income divided by average tangible equity. See “Non-GAAP Financial Measures.”

(9)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(11)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using in effective marginal rate of 35 percent.

(12)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(13)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.

(14)	Non-performing assets consist of non-performing loans (see footnote (13) above) and other real estate owned.

(15)	Calculation based upon annualized net loan charge-offs.

Non-GAAP Financial Measures
     Return on Average Tangible Equity
     Return on average tangible equity is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Average tangible equity is calculated by subtracting average other intangible assets from average stockholders’ equity. Banking and financial institution regulators also exclude other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Average Stockholders’ Equity	$137,931	$263,553
Less Average Other Intangible Assets	(3,252)	(4,778)

Average Tangible Equity	$134,679	$258,775

Return on Average Stockholders’ Equity	(145.50%)	(26.46%)
Effect of Average Other Intangible Assets	(3.52%)	(0.49%)

Return on Average Tangible Equity	(149.02%)	(26.95%)

     Tangible Book Value Per Share
     Tangible book value per share is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Tangible book value per share is calculated by subtracting other intangible assets from total stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles the GAAP performance measure to this non-GAAP performance measure for the periods indicated:

	March 31,
	2010	2009
	(Dollars in Thousands,
	Except Per Share Data)
Total Stockholders’ Equity	$101,022	$248,243
Less Other Intangible Assets	(3,055)	(4,521)

Tangible Equity	$97,967	$243,722

Book Value Per Share	$1.97	$5.40
Effect of Other Intangible Assets	(0.06)	(0.09)

Tangible Book Value Per Share	$1.91	$5.31

EXECUTIVE OVERVIEW
     During the first quarter of 2010, we recognized net losses of $49.5 million or $(0.97) per share, compared to $35.9 million or $(0.70) per share and $17.2 million or $(0.37) per share during the fourth quarter and first quarter of 2009, respectively. The losses during the first quarter of 2010 were primarily driven by provision for credit losses of $58.0 million, reflecting the sustained weakness of the national and regional economies. We recorded $77.0 million and $46.0 million in provision for credit losses during the fourth quarter and first quarter of 2009. Despite challenging economic conditions, we successfully maintained a strong liquidity position, and expanded our stabilized deposit base, as well as improving our net interest margin through a continuation of our balance sheet deleveraging, and the development and ongoing promotion of new deposit products. In addition, during the first quarter of 2010, we continued to undertake aggressive actions to proactively manage our credit risk exposure through accelerated problem loan resolutions, prudent charge-offs of loans lacking cash flow and collateral equity, and enhanced methodology for allowance for loan losses to better allocate reserves according to more specified portfolio risks.
     We continued to proactively identify problem loans at their earliest stage and effectively manage them until resolution. During the fourth quarter of 2009, we had taken initiatives to fortify the function of our credit department by splitting review and monitoring subdivisions to handle problem loans in a time effective manner and created our note sales department to accelerate problem loan resolutions as part of our ongoing asset improvement strategy. Building on the changes that we implemented, we initiated additional programs, such as increased extent and frequency of independent loan review and collateral reappraisals, to further strengthen our loan grading systems and allowance for loan losses methodology. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for additional information on methodologies used to determine the allowance for loan losses.
     During the first quarter of 2010, to maintain a strong level of liquidity and expand our stabilized deposit base, we launched innovative and flexible products with call options and penalty-free withdrawals at disciplined pricing. In addition, we utilized Internet rate service providers to further supplement our efforts to maintain adequate liquidity and diversify our funding sources. As the direct result of the implementation of our liquidity preservation strategy under the FDIC’s rate restriction during the first quarter of 2010, we successfully shifted a substantial portion of non-maturity money market deposits to time deposits. As of March 31, 2010, total deposits decreased by $99.0 million, or 3.6 percent, to $2.65 billion, compared to $2.75 billion at December 31, 2009. This decrease primarily resulted from a $133.6 million decrease in brokered deposits, partially offset by an $18.7 million increase in demand deposits. Total gross loans decreased by $141.9 million, or 5.0% to $2.67 billion at March 31, 2010, from $2.82 billion at December 31, 2009 mainly through natural amortization and payoffs as well as the sale of $33.8 million in problem loans. With sufficient liquidity generated from the strategic plans throughout the first quarter of 2010, we were well positioned to build up our liquidity reserves in the form of marketable securities.
     Despite the challenging economic environment and deposit market, our net interest margin continued to improve. With the successful promotion of the new deposit products at disciplined pricing during the first quarter of 2010 and a series of core deposit campaigns throughout 2009, we were able to replace high cost volatile time and non-time deposits with low-cost stable retail deposits. Our low cost demand deposits increased by $18.7 million, or 3.4% to $575.0 million at March 31, 2010 from $556.3 million at December 31, 2009, while total deposits decreased by $99.0 million, or 3.6 percent, to $2.65 billion at March 31, 2010, compared to $2.75 billion at December 31, 2009 which primarily resulted from a $133.6 million decrease in brokered deposits. During the first quarter of 2010, our quarterly net interest margin increased 23 basis points, or 3.69 percent, compared with 3.46 percent during the fourth quarter of 2009, and increased 119 basis points, compared with 2.50 percent during the first quarter of 2009.

     Outlook for 2010
     As we stated in our Annual report on Form 10-K for the year ended December 31, 2009, our strategic focus areas for 2010 were to raise sufficient capital, to sustain liquidity and improve credit quality.
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
     As demonstrated by our results of operation during the first quarter of 2010, our liquidity position remained strong. We will continue to deleverage our long-term assets until the necessary capital is raised, while preserving our deposit base to maintain an adequate level of liquidity. Responding to the interest rate restriction amended by the FDIC, we launched new deposit products with flexible and innovative features during the first quarter of 2010. The success of deposit products enabled us to maintain strong liquidity position coupled with the increase in demand deposits. We will continue to deploy more products tailored to meet the ever-changing needs of customers. In addition to our innovative retail product orientation, we will also continue to improve our customer service quality through various programs including “mystery shoppers” and customer surveys. We believe our new deposit products coupled with our enhanced customer service quality will enable us to preserve our deposit base and attract new customers without compromising our net interest margin.
     We expect our credit quality to remain a challenge for 2010 with elevated levels of problem assets, reserves and charge-offs. A number of initiatives have been implemented in an effort to minimize our continuously deteriorating credit quality. We will continue to refine our credit risk management system to meet the changing external and internal environments.
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

	Three Months Ended
	March 31, 2010			March 31, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,765,701	$36,695	5.38%	$3,349,085	$45,085	5.46%
Municipal Securities (2)	7,549	118	6.25%	58,886	989	6.72%
Obligations of Other U.S. Government Agencies	32,120	383	4.77%	9,578	96	4.01%
Other Debt Securities	85,671	701	3.27%	113,820	1,254	4.41%
Equity Securities	39,369	125	1.27%	41,727	153	1.47%
Federal Funds Sold	14,118	17	0.48%	94,585	82	0.35%
Term Federal Funds Sold	—	—	—	138,344	700	2.02%
Interest-Earning Deposits	66,410	55	0.33%	161	2	4.97%

Total Interest-Earning Assets	3,010,938	38,094	5.13%	3,806,186	48,361	5.15%

Noninterest-Earning Assets:
Cash and Cash Equivalents	67,157			84,054
Allowance for Loan Losses	(157,296)			(72,583)
Other Assets	165,399			129,070

Total Noninterest-Earning Assets	75,260			140,541

TOTAL ASSETS	$3,086,198			$3,946,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$115,625	824	2.89%	$82,029	505	2.50%
Money Market Checking and NOW Accounts	558,916	1,622	1.18%	343,354	1,854	2.19%
Time Deposits of $100,000 or More	924,055	4,677	2.05%	1,078,650	10,322	3.88%
Other Time Deposits	505,264	2,581	2.07%	1,171,246	10,104	3.50%
Federal Home Loan Bank Advances	173,062	346	0.81%	356,190	1,112	1.27%
Other Borrowings	1,664	—	—	1,457	—	—
Junior Subordinated Debentures	82,406	669	3.29%	82,406	988	4.86%

Total Interest-Bearing Liabilities	2,360,992	10,719	1.84%	3,115,332	24,885	3.24%

Noninterest-Bearing Liabilities:
Demand Deposits	559,100			526,753
Other Liabilities	28,175			41,089

Total Noninterest-Bearing Liabilities	587,275			567,842

Total Liabilities	2,948,267			3,683,174
Stockholders’ Equity	137,931			263,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,086,198			$3,946,727

NET INTEREST INCOME		$27,375			$23,476

NET INTEREST SPREAD (3)			3.29%			1.91%

NET INTEREST MARGIN (4)			3.69%			2.50%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $450,000 and $391,000 for the three months ended March 31, 2010 and 2009, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2010 vs.
	Three Months Ended March 31, 2009
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)

Interest and Dividend Income:
Gross Loans, Net	$(7,749)	$(641)	$(8,390)
Municipal Securities	(806)	(65)	(871)
Obligations of Other U.S. Government Agencies	266	21	287
Other Debt Securities	(271)	(282)	(553)
Equity Securities	(8)	(20)	(28)
Federal Funds Sold	(89)	24	(65)
Term Federal Funds Sold	(350)	(350)	(700)
Interest-Earning Deposits	57	(4)	53

Total Interest and Dividend Income	(8,950)	(1,317)	(10,267)

Interest Expense:
Savings	230	89	319
Money Market Checking and NOW Accounts	854	(1,086)	(232)
Time Deposits of $100,000 or More	(1,316)	(4,329)	(5,645)
Other Time Deposits	(4,381)	(3,142)	(7,523)
Federal Home Loan Bank Advances	(451)	(315)	(766)
Junior Subordinated Debentures	—	(319)	(319)

Total Interest Expense	(5,064)	(9,102)	(14,166)

Change in Net Interest Income	$(3,886)	$7,785	$3,899

     For the three months ended March 31, 2010 and 2009, net interest income before provision for credit losses was $27.3 million and $23.1 million, respectively. Interest income decreased 20.70 percent to $38.1 million for the three months ended March 31, 2010 from $48.0 million for the same period in 2009 and interest expense decreased 56.93 percent to $10.7 million for the three months ended March 31, 2010 from $24.9 million for the same period in 2009. The net interest spread and net interest margin for the three months ended March 31, 2010 were 3.29 percent and 3.69 percent, respectively, compared to 1.91 percent and 2.50 percent, respectively, for the same period in 2009. The increase in net interest income was primarily due to lower deposit costs resulting from our replacing high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns. This increase is partially offset by the impact of a higher level of nonaccrual loans.
     Average gross loans decreased by $583.4 million, or 17.40 percent, to $2.77 billion for the three months ended March 31, 2010 from $3.35 billion for the same period in 2009. Average interest-earning assets decreased by $795.2 million, or 20.90 percent, to $3.01 billion for the three months ended March 31, 2010 from $3.81 billion for the same period in 2009. The $795.2 million decrease in average interest earning assets for the three months ended March 31, 2010 was attributable primarily to our preplanned deleveraging strategy throughout 2009. Consistent with this strategy, the average interest-bearing liabilities decreased by $754.3 million, or 24.20 percent to $2.36 billion for the three months ended March 31, 2010 from $3.12 billion for the same period in 2009. Average FHLB advances decreased by $183.1 million, or 51.41 percent, to $173.1 million for the three months ended March 31, 2010 from $356.2 million for the same period in 2009.

     The yield on average interest-earning assets slightly decreased by two basis points from 5.15 percent for the three months ended March 31, 2009 to 5.13 percent for the same period in 2010, primarily reflecting a decrease in the average yield on loans. Total loan interest and fee income decreased by 18.6 percent for the three months ended March 31, 2010 due primarily to a 17.40 percent decrease in the average gross loans. The average yield on loans slightly decreased from 5.46 percent for the three months ended March 31, 2010 to 5.38 percent for the same period in 2009. This decrease resulted from an increase in our overall level of nonaccrual loans. Our interest income reversal on nonaccrual loans increased by $475,000, or 65.51 percent from $725,000 for the three months ended March 31, 2009 to $1.2 million for the same period in 2010. The average cost on interest-bearing liabilities significantly decreased by 130 basis points from 3.24 percent for the three months ended March 31, 2009 to 1.84 percent for the same period in 2010. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through successful core deposits campaigns in the second half of 2009. Total average non-time deposits, a low-cost funding source, increased by $281.5 million, or 29.57%, to $1.23 billion for the three months ended March 31, 2010 from $952.1 million for the same period in 2009.
Provision for Credit Losses
     For the three months ended March 31, 2010 and 2009, the provision for credit losses was $58.0 million and $46.0 million, respectively. The increase in the provision for credit losses is attributable to increases in net charge-offs, non-performing loans and criticized and classified loans. Net charge-offs increased $14.6 million, or 123.4 percent, from $11.8 million for the three months ended March 31, 2009 to $26.4 million for the same period in 2010. Non-performing loans increased from $156.3 million, or 4.71 percent of total gross loans, as of March 31, 2009 to $262.2 million, or 9.77 percent of total gross loans, as of March 31, 2010. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.
Non-Interest Income
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)

Service Charges on Deposit Accounts	$3,726	$4,315	$(589)	(13.7%)
Insurance Commissions	1,278	1,182	96	8.1%
Remittance Fees	462	523	(61)	(11.7%)
Other Service Charges and Fees	412	483	(71)	(14.7%)
Trade Finance Fees	351	506	(155)	(30.6%)
Bank-Owned Life Insurance Income	231	234	(3)	(1.3%)
Net Gain on Sales of Investment Securities	105	1,167	(1,062)	(91.0%)
Net Gain on Sales of Loans	—	2	(2)	(100.0%)
Other Operating Income	440	66	374	566.7%

Total Non-Interest Income	$7,005	$8,478	$(1,473)	(17.4%)

     We earn non-interest income from five major sources: service charges on deposit accounts, insurance commissions, remittance fees, other service charges and fees and fees generated from international trade finance. In addition, we sell certain assets primarily for risk management purposes. For the three months ended March 31, 2010, non-interest income was $7.0 million, a decrease of $1.5 million, or 17.4 percent, from $8.5 million for the same period in 2009. The decrease in non-interest income is primarily attributable to the decrease in net gain on sales of investment securities and decreases in service charges on deposit accounts, partially offset by an increase in other operating income.
     Service charges on deposit accounts decreased by $589,000, or 13.7 percent, from $4.3 million for the three months ended March 31, 2009 to $3.7 million for the same period in 2010. The decrease was primarily due to a decrease of $405,000 in NSF charges and a decrease in account analysis fees, reflecting a decrease in the number of accounts subject to account analysis fees.
     Insurance commission increased by $96,000, or 8.1 percent, from $1.2 million for the three months ended March 31, 2009 to $1.3 million for the same period in 2010. The increase was primarily attributable to an increased sales and marketing efforts of insurance products through the branch banking.

     Remittance fees decreased by $61,000, or 11.7 percent, from $523,000 for the three months ended March 31, 2009 to $462,000 for the same period in 2010. The change reflects decrease in remittance activities due to the sluggish economy.
     Other service charges and fees decreased by $71,000, or 14.7 percent, from $483,000 for the three months ended March 31, 2009 to $412,000 for the same period in 2010. The decrease was primarily attributable to a decrease in loan application fees related to loan origination.
     Fees generated from international trade finance decreased by $155,000, or 30.6 percent, from $506,000 for the three months ended March 31, 2009 to $351,000 for the same period in 2010. Trade finance fees relate primarily to import and export letters of credit. The decrease was primarily attributable to a decline in the volume of export letter of credit due to the continuation of stressed conditions in the international trade market.
     Net gain on sales of investment securities decreased by $1.1 million, or 91.0 percent, from $1.2 million for the three months ended March 31, 2009 to $105,000 for the same period in 2010. The decrease was due to a decline in sale transactions of investment securities as the Bank had no liquidity need requiring a liquidation of investment securities and did not rebalance its investment portfolio.
     Other operating income increased by $374,000 from $66,000 for the three months ended March 31, 2009 to $440,000 for the same period in 2010. The increase was attributable primarily to a $274,000 recovery on a previously recorded loss on sale of OREO during the three months ended March 31, 2010. There was no such recovery for the same period in 2009.
Non-Interest Expense
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)

Salaries and Employee Benefits	$8,786	$7,503	$1,283	17.1%
Other Real Estate Owned Expense	5,700	143	5,557	3,886.0%
Occupancy and Equipment	2,725	2,884	(159)	(5.5%)
Deposit Insurance Premiums and Regulatory Assessments	2,224	1,490	734	49.3%
Data Processing	1,499	1,536	(37)	(2.4%)
Professional Fees	1,066	616	450	73.1%
Advertising and Promotion	535	569	(34)	(6.0%)
Supplies and Communications	517	570	(53)	(9.3%)
Amortization of Other Intangible Assets	328	429	(101)	(23.5%)
Loan-Related Expense	307	181	126	69.6%
Other Operating Expenses	2,537	2,429	108	4.4%

Total Non-Interest Expense	$26,224	$18,350	$7,874	42.9%

     For the three months ended March 31, 2010 and 2009, non-interest expense was $26.2 million and $18.4 million, respectively. The efficiency ratio for the three months ended March 31, 2010 was 76.37 percent, compared to 58.05 percent for the same period in 2009. The overall increase in non-interest expense was primarily due to a $5.6 million increase in OREO expense and a $734,000 increase in FDIC insurance premiums.
     Salaries and employee benefits increased $1.3 million, or 17.1 percent, from $7.5 million for the three months ended March 31, 2009 to $8.8 million for the same period in 2010. The increase was primarily due to the absence of reversal of a $2.5 million previously accrued liability on a post-retirement death benefit through an amendment to our bank-owned life insurance policy that was recognized during the three months ended March 31, 2009.
     Other real estate owned expense increased $5.6 million from $143,000 for the three months ended March 31, 2009 to $5.7 million for the same period in 2010. The increase was due primarily to a $5.5 million increase in our valuation allowance for six OREO properties resulting from the further declines in property values.

     Deposit insurance premiums and regulatory assessments increased $734,000, or 49.3 percent, from $1.5 million for the three months ended March 31, 2009 to $2.2 million for the same period in 2010. The increase was due to higher assessment rates for FDIC insurance on deposits, and was partially offset by the decrease in average total deposits. The assessment rates increased by 15 basis points from 17 basis points for the three months ended March 31, 2009 to 32 basis points for the same period in 2010 due to the change in risk assessment categories from II to III.
Benefit for Income Taxes
     For the three months ended March 31, 2010, income tax benefits of $395,000 were recognized on pre-tax loss of $49.9 million, representing an effective tax rate of 0.8 percent, compared to income tax benefits of $6.5 million recognized of pre-tax loss of $11.7 million, representing an effective tax rate of 55.6 percent, for the same period in 2009. This decrease in the effective rate was due to the recording of valuation of allowance of $23.6 million during the first quarter of 2010. There was no valuation allowance in the same period in 2009.
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
     As of March 31, 2010, the investment portfolio was composed primarily of mortgage-backed securities, U.S. Government agency securities, collateralized mortgage obligations, asset-backed securities and municipal bonds. Investment securities available for sale were 99.3 percent and 99.4 percent of the total investment portfolio as of March 31, 2010 and December 31, 2009, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. Government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2010 and December 31, 2009.
     As of March 31, 2010, securities available for sale were $113.4 million, or 3.8 percent of total assets, compared to $132.4 million, or 4.2 percent of total assets, as of December 31, 2009. Securities available for sale, at fair value, decreased $19.1 million, or 14.4 percent, from December 31, 2009 to March 31, 2010. The decrease was due primarily to both $9.2 million of principal repayments in the form of calls, prepayments, and scheduled amortization as well as $3.2 million proceeds from the sale of mortgage-backed securities with a $105,000 gain realized.
The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	March 31, 2010			December 31, 2009
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)

Held to Maturity:
Municipal Bonds	$696	$696	$—	$696	$696	$—
Mortgage-Backed Securities (1)	166	166	—	173	175	2

Total Held to Maturity	$862	$862	$—	$869	$871	$2

Available for Sale:
Mortgage-Backed Securities (1)	$56,957	$58,418	$1,460	$65,218	$66,332	$1,114
U.S. Government Agency Securities	24,996	24,850	(146)	33,325	32,763	(562)
Collateralized Mortgage Obligations (1)	9,628	9,840	212	12,520	12,789	269
Asset-Backed Securities	7,848	8,010	163	8,127	8,188	61
Municipal Bonds	6,831	6,937	106	7,369	7,359	(10)
Other Securities	4,230	4,520	290	3,925	4,195	270
Equity Securities	511	794	283	511	794	283

Total Available for Sale	$111,001	$113,369	$2,368	$130,995	$132,420	$1,425

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

     The amortized cost and estimated fair value of investment securities as of March 31, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)

Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	—	—	696	696
Over Five Years Through Ten Years	16,650	16,710	—	—
Over Ten Years	27,255	27,607	—	—
Mortgage-Backed Securities	56,957	58,418	166	166
Collateralized Mortgage Obligations	9,628	9,840	—	—
Equity Securities	511	794	—	—

	$111,001	$113,369	$862	$862

     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2010 and December 31, 2009:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
					(In Thousands)

March 31, 2010:
Mortgage-Backed Securities	$—	$—	—	$45	$4,800	1	$45	$4,800	1
Municipal Bonds	2	313	1	34	839	1	36	1,152	2
U.S. Government Agency Securities	—	—	—	162	14,835	2	162	14,835	2
Other Securities	7	1,993	2	36	964	1	43	2,957	3

	$9	$2,306	3	$277	$21,438	5	$286	$23,744	8

December 31, 2009:
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Other Securities	24	1,976	2	39	961	1	63	2,937	3

	$742	$49,627	12	$119	$1,754	2	$861	$51,381	14

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2010 and December 31, 2009 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2010. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of their amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2010 and December 31, 2009 are not other-than-temporarily impaired, and therefore, we do not believe that any impairment charges as of March 31, 2010 and December 31, 2009 are warranted.

Loan Portfolio
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
		(Dollars in Thousands)

Real Estate Loans:
Commercial Property	$821,752	$839,598	$(17,846)	(2.1%)
Construction	93,222	126,350	(33,128)	(26.2%)
Residential Property	71,443	77,149	(5,706)	(7.4%)

Total Real Estate Loans	986,417	1,043,097	(56,680)	(5.4%)

Commercial and Industrial Loans: (1)
Commercial Term Loans (2)	1,359,477	1,420,034	(60,557)	(4.3%)
Commercial Lines of Credit	104,326	101,159	3,167	3.1%
SBA Loans (3)	129,814	139,531	(9,717)	(7.0%)
International Loans	44,933	53,488	(8,555)	(16.0%)

Total Commercial and Industrial Loans	1,638,550	1,714,212	(75,662)	(4.4%)

Consumer Loans	58,886	63,303	(4,417)	(7.0%)

Total Loans — Gross	2,683,853	2,820,612	(136,759)	(4.8%)
Deferred Loan Fees	(963)	(1,552)	589	(38.0%)
Allowance for Loan Losses	(177,820)	(144,996)	(32,824)	22.6%

Net Loans Receivable	$2,505,070	$2,674,064	$(168,994)	(6.3%)

(1)	Commercial and industrial loans include owner-occupied property loans of $1.08 billion and $1.15 billion as of March 31, 2010 and December 31, 2009, respectively.

(2)	Includes loans held for sale, at the lower of cost or fair value, of $4.7 million and $0 as of March 31, 2010 and December 31, 2009, respectively.

(3)	Includes loans held for sale, at the lower of cost or fair value, of $5.4 million and $5.0 million as of March 31, 2010 and December 31, 2009, respectively.
     As of March 31, 2010 and December 31, 2009, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.51 billion and $2.67 billion, respectively, a decrease of $169.0 million, or 6.3 percent. Total gross loans decreased by $136.8 million, or 4.8 percent, from $2.82 billion as of December 31, 2009 to $2.68 billion as of March 31, 2010, reflecting the continued implementation of our deleveraging strategy.
     During the first quarter of 2010, total new loan production and advances amounted to $138.7 million. For the same period, we experienced decreases in loans totaling $275.5 million, comprised of $204.5 million in principal amortization and payoffs, $30.1 million in charge-offs, $33.8 million in problem loan sales, $2.7 million in SBA loan sales and $4.4 million that were transferred to OREO. The $60.6 million decrease in commercial term loans was attributable primarily to $27.3 million in principal amortization and payoffs, $20.9 million in charge-offs and $12.4 million in loan sales for the three months ended March 31, 2010.
     Real estate loans, composed of commercial property, construction loans and residential property, decreased $56.7 million, or 5.4 percent, to $986.4 million as of March 31, 2010 from $1.04 billion as of December 31, 2009, representing 36.8 percent and 37.0 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $75.7 million, or 4.4 percent, to $1.64 billion as of March 31, 2010 from $1.71 billion as of December 31, 2009, representing 61.1 percent and 60.8 percent, respectively, of total gross loans. Consumer loans decreased $4.4 million, or 7.0 percent, to $58.9 million as of March 31, 2010 from $63.3 million as of December 31, 2009.

     As of March 31, 2010, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	March 31, 2010	Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$406,877	15.2%
Accommodation/Hospitality	$403,507	15.0%
Gasoline Stations	$312,221	11.6%
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
     Except for non-performing loans set forth below, our management is not aware of any loans as of March 31, 2010 and December 31, 2009 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Our management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

     The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
		(Dollars in Thousands)
Non-Accrual Loans	$262,232	$219,000	$43,232	19.7%
Loans 90 Days or More Past Due and Still Accruing	—	67	(67)	(100.0%)

Total Non-Performing Loans	262,232	219,067	43,165	19.7%
Other Real Estate Owned	22,399	26,306	(3,907)	(14.9%)

Total Non-Performing Assets	$284,631	$245,373	$39,258	16.0%

Troubled Debt Restructurings on Accrual Status	$10,041	$—	$10,041	—
     Non-accrual loans totaled $262.2 million as of March 31, 2010, compared to $219.0 million as of December 31, 2009, representing a 19.7 percent increase. Delinquent loans (defined as 30 days or more past due) were $236.2 million as of March 31, 2010, compared to $186.3 million as of December 31, 2009, representing a 26.8 percent increase. Of $236.2 million, $167.5 million was included in non-performing loans as of March 31, 2010, and of $186.3 million, $145.1 million was included in non-performing loans as of December 31, 2009. The increases in non-performing loans and delinquent loans are attributable primarily to a sustained recession that is affecting some of our borrowers’ ability to honor their commitments.
     Non-performing loans increased by $43.2 million, or 19.7 percent, to $262.2 million as of March 31, 2010, compared to $219.1 million as of December 31, 2009. During the first quarter of 2010, loans totaling $103.4 million were placed on nonaccrual status. The additions to nonaccrual loans of $103.4 million were offset by $28.3 million in net charge-offs, $20.0 million in sales of problem loans, $7.1 million in principal paydowns and payoffs, and $4.8 million that were transferred to OREO. The $43.2 million increase in non-performing loans is attributable primarily to the $48.3 million increase in non-performing commercial real estate loans, which make up $218.0 million, or 83.1 percent, of the $262.2 million of nonaccrual loans as of March 31, 2010.
     The ratio of non-performing loans to total gross loans also increased to 9.77 percent at March 31, 2010 from 7.77 percent at December 31, 2009. During the same period, our allowance for loan losses increased by $32.8 million, or 22.6 percent, to $177.8 million from $145.0 million. Of the $262.2 million non-performing loans, approximately $256.2 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $25.1 million as of March 31, 2010. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
     As of March 31, 2010, $218.0 million, or 83.1 percent, of the $262.2 million of non-performing loans were secured by real estate, compared to $176.0 million, or 80.3 percent, of the $219.1 million of non-performing loans as of December 31, 2009. In light of declining property values in the current economic recession affecting the real estate markets, the Bank continued to obtain current appraisals and factor in adequate market discounts on the collateral to compensate for non-current appraisals.
     As of March 31, 2010, other real estate owned consisted of eleven properties, primarily located in California, with a combined net carrying value of $22.4 million. During the three months ended March 31, 2010, three properties, with a carrying value of $4.4 million, were transferred from loans receivable to other real estate owned and five properties, with a carrying value of $2.8 million, were sold and a loss of $95,000 was recognized. As of December 31, 2009, other real estate owned consisted of thirteen properties with a combined net carrying value of $26.3 million.

     We evaluate loan impairment in accordance with applicable GAAP. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, impaired loans are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.
     The following table provides information on impaired loans as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Recorded Investment With Related Allowance	$79,829	$91,371
Recorded Investment With No Related Allowance	174,856	109,363
Allowance on Impaired Loans	(27,166)	(23,148)

Net Recorded Investment in Impaired Loans	$227,519	$177,586

     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$5,569	$5,177
Less: Interest Income Recognized on Impaired Loans	(2,771)	(1,655)

Interest Foregone on Impaired Loans	$2,798	$3,522

     During the three months ended March 31, 2010, we restructured monthly payments on 67 loans, with a net carrying value of $45.5 million as of March 31, 2010, through temporary payment structure modification from principal and interest due monthly to interest only due monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. As of March 31, 2010, troubled debt restructurings on accrual status totaled $10.0 million, all of which were temporary interest rate reductions, and a $2.0 million reserve relating to these loans is included in the allowance for loan losses. As of December 31, 2009, troubled debt restructured loans on accrual status totaled $36.7 million and the related allowance was $714,000.
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

     During the first quarter of 2010, to enhance reserve calculations to better reflect the Bank’s current loss profile, the two loan pools of Commercial Real Estate and Commercial Term — T/D secured were subdivided according to the 21 collateral codes used by the Bank to identify commercial property types (Apartment, Auto, Car Wash, Casino, Church, Condominium, Gas Station, Golf Course, Industrial, Land, Manufacturing, Medical, Mixed Used, Motel, Office, Retail, School, Supermarket, Warehouse, Wholesale, and Others). This further segregation allows the Bank to more specifically allocate reserves within the CRE portfolio according to risks defined by historic loss as well as current loan concentrations of the different collateral types.
     Risk factor calculations were previously based on 12-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent six quarters. In the first quarter of 2010, the historic loss window was reduced to 8 quarters with 1.5 to 1 weighting given to the most recent four quarters. The enhanced window places greater emphasis on losses taken by the Bank within the past year, as recent loss history is more relevant to the Bank’s risks given the rapid changes to asset quality within the current economic conditions.
     As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis; however, as with risk-rated loans, risk factor calculations are based on 8-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent four quarters.
     Specific reserves are allocated for loans deemed “impaired.” FASB ASC 310, “Receivables,” indicates that a loan is “impaired” when it is probable that a creditor will be unable to collect all amounts due, including principal and interest, according to the contractual terms and schedules of the loan agreement. Loans that represent significant concentrations of credit, material non-performing loans, insider loans and other material credit exposures are subject to FASB ASC 310 impairment analysis.
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
The loans identified as impaired are measured using one of the three methods of valuations: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate, (2) the fair market value of the collateral if the loan is collateral dependent, or (3) the loan’s observable market price.
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

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2010	2009	2009
		(Dollars in Thousands)

Allowance for Loan Losses:
Balance at Beginning of Period	$144,996	$124,768	$70,986
Actual Charge-Offs	(30,114)	(58,170)	(12,516)
Recoveries on Loans Previously Charged Off	3,721	858	703

Net Loan Charge-Offs	(26,393)	(57,312)	(11,813)

Provision Charged to Operating Expenses	59,217	77,540	45,770

Balance at End of Period	$177,820	$144,996	$104,943

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$3,876	$4,416	$4,096
Provision Charged to Operating Expenses	(1,221)	(540)	183

Balance at End of Period	$2,655	$3,876	$4,279

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	3.87%	7.77%	1.43%
Net Loan Charge-Offs to Total Gross Loans (1)	3.99%	8.06%	1.44%
Allowance for Loan Losses to Average Total Gross Loans	6.43%	4.95%	3.13%
Allowance for Loan Losses to Total Gross Loans	6.63%	5.14%	3.16%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	60.20%	156.82%	45.65%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	44.57%	73.91%	25.81%
Allowance for Loan Losses to Non-Performing Loans	67.81%	66.19%	67.13%

Balances:
Average Total Gross Loans Outstanding During Period	$2,766,965	$2,926,357	$3,350,343
Total Gross Loans Outstanding at End of Period	$2,683,853	$2,820,612	$3,319,722
Non-Performing Loans at End of Period	$262,232	$219,067	$156,331

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The allowance for loan losses increased by $32.8 million, or 22.6 percent, to $177.8 million as of March 31, 2010 as compared to $145.0 million as of December 31, 2009. The allowance for loan losses as a percentage of total gross loans increased to 6.63 percent as of March 31, 2010 from 5.14 percent as of December 31, 2009. The provision for credit losses decreased by $19.0 million, or 24.7 percent, to $58.0 million as of March 31, 2010 as compared to $77.0 million as of December 31, 2009.
     The increase in the allowance for loan losses as of March 31, 2010 was due primarily to subsequent increases in historical loss rates as well as migration of loans into more adverse risk rating categories. Due to this increase in reserve factors derived from historic loss rates and migration of loans into adverse risk rating categories, general reserves increased $29.9 million, or 33.2 percent, to $120.0 million as of March 31, 2010 as compared to $90.1 million at December 31, 2009. In addition, qualitative adjustments were increased by 15 basis points for 7 general loan pools of risk-rated loans (real commercial real estate, construction, commercial term — unsecured, commercial term — T/D secured, commercial line of credit, SBA, international). However, total qualitative reserves decreased $1.1 million, or 3.6 percent, to $30.5 million as of March 31, 2010 as compared to $31.6 million as of December 31, 2009. This was a direct result of the decrease in overall loan volume of $136.8 million, or 4.8 percent, to $2.68 billion at March 31, 2010 as compared to $2.82 billion at December 31, 2009. Despite the decrease in overall loan volume, general reserves were impacted much more significantly by the higher reserve factors and more adverse loan grading, resulting in the increases noted above.

     The total impaired loans increased $54.0 million, or 26.9 percent, to $254.7 million as of March 31, 2010 as compared to $200.7 million at December 31, 2009. However, specific reserve allocations associated with impaired loans only increased $4.1 million, or 17.7 percent, to $27.2 million as of March 31, 2010 as compared to $23.1 million as of December 31, 2009. The comparatively low increase in impairment reserve was mainly due to timely charge-off of collateral dependent loans that are 90 or more days past due. As the impairment reserve is mostly derived from shortfalls in collateral dependent loans, the amount of required impairment reserve has been limited due to the charge-offs recorded.
     For the three months ended March 31, 2010, total charge-offs were $30.1 million, compared to $58.2 million for the three months ended December 31, 2009. Charge-offs in the loan pool of commercial term (T/D secured and unsecured) decreased $9.5 million to $20.9 million for the three months ended March 31, 2010 as compared to $30.3 million for the three months ended December 31, 2009. Charge-offs in commercial real estate loans also decreased $8.1 million to $5.4 million for the three months ended March 31, 2010 as compared to $13.5 million for the three months ended December 31, 2009. In addition, charge-offs in construction loans decreased $5.6 million to $0 for the three months ended March 31, 2010 as compared to $5.6 million for the three months ended December 31, 2009. Furthermore, charge-offs in commercial lines of credit and SBA loans decreased $1.7 million and $1.6 million to $251,000 and $3.0 million, respectively for the three months ended March 31, 2010, compared to $2.0 million and $4.6 million, respectively, for the three months ended December 31, 2009.
     The Bank also recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $2.7 million and $3.9 million as of March 31, 2010 and December 31, 2009, respectively. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of March 31, 2010 and December 31, 2009.
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)

Demand — Noninterest-Bearing	$575,015	$556,306	$18,709	3.4%
Interest-Bearing:
Savings	121,041	111,172	9,869	8.9%
Money Market Checking and NOW Accounts	488,366	685,858	(197,492)	(28.8%)
Time Deposits of $100,000 or More	1,048,688	815,190	233,498	28.6%
Other Time Deposits	417,170	580,801	(163,631)	(28.2%)

Total Deposits	$2,650,280	$2,749,327	$(99,047)	(3.6%)

     Total deposits decreased $99.0 million, or 3.6 percent, to $2.65 billion as of March 31, 2010 from $2.75 billion as of December 31, 2009. Total time deposits outstanding increased $69.9 million, or 5.0 percent, to $1.47 billion as of March 31, 2010 from $1.40 billion as of December 31, 2009, representing 55.3 percent and 50.8 percent respectively, of total deposits. . Due to the implementation of our liquidity preservation strategy to extend the term structure of deposits under the FDIC’s interest rate restriction, we successfully shifted a substantial portion of non-maturity money market deposits to one and two-year maturity time deposits through Advantage and Diamond Freedom CD with innovative and flexible features such as call options, penalty-free withdrawals, and additional deposits. To supplement our efforts to maintain adequate liquidity and diversify our funding sources, we utilized Internet rate service providers and raised funds through issuing mostly one-year time deposits to financial institutions in the U.S.

     Brokered deposits decreased by $140.5 million from $203.9 million as of December 31, 2009 to $63.4 million as of March 31, 2010. All of our brokered deposits as of March 31, 2010 will mature in the second quarter of 2010. The Bank is currently restricted from accepting brokered deposits due to our capital classification. Although brokered deposits are not a guaranteed source of funds, it may affect our ability to maintain necessary liquidity if we continue to be not allowed accepting brokered deposits. We plan to continue to reduce the Bank’s reliance on wholesale funding, including FHLB advances and brokered deposits, and to build our deposit base with long-term relationships.
     On October 3, 2008, the FDIC deposit insurance limit on most deposit accounts was increased from $100,000 to $250,000. This increase is in effect through December 31, 2013. As of March 31, 2010, time deposits of more than $250,000 were $331.1 million.
Federal Home Loan Bank Advances and Other Borrowings
     FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At March 31, 2010, advances from the FHLB were $153.9 million, a decrease of $80,000, from the December 31, 2009 balance of $154.0 million. The decrease is due to our successful implementation of a strategy to preserve liquidity with retail and non-brokered institutional deposits during the first quarter of 2010. As of March 31, 2010, there were no FHLB advances with a remaining maturity of less than one year.
Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million as of March 31, 2010 and December 31, 2009. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of the Order and the Agreement without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $4.7 million and $4.1 million at March 31, 2010 and December 31, 2009, respectively.

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
     The following table shows the status of our gap position as of March 31, 2010:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)

ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$59,677	$59,677
Interest-Bearing Deposits in Other Banks	139,540	—	—	—	—	139,540
Investment Securities:
Fixed Rate	2,505	5,730	27,035	65,924	—	101,193
Floating Rate	67	362	3,933	8,675	—	13,038
Loans:
Fixed Rate	94,378	229,718	552,572	4,936	—	881,604
Floating Rate	1,492,774	22,781	20,837	3,625	—	1,540,017
Non-Accrual	—	—	—	—	262,232	262,232
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(178,783)	(178,783)
Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock	—	—	—	38,575	—	38,575
Other Assets	—	26,639	—	7,505	127,064	161,208

Total Assets	$1,729,264	$285,230	$604,377	$129,240	$270,190	$3,018,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand — Noninterest-Bearing	$—	$—	$—	$—	$575,015	$575,015
Savings	11,995	28,761	58,602	21,683	—	121,041
Money Market Checking and NOW Accounts	67,392	140,335	197,917	82,722	—	488,366
Time Deposits:
Fixed Rate	477,804	797,340	190,657	—	—	1,465,801
Floating Rate	58	—	—	—	—	58
Federal Home Loan Bank Advances	150,205	634	3,058	—	—	153,897
Other Borrowings	4,428	—	—	—	—	4,428
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	26,267	26,267
Stockholders’ Equity	—	—	—	—	101,022	101,022

Total Liabilities and Stockholders’ Equity	$794,288	$967,070	$450,234	$104,405	$702,304	$3,018,301

Repricing Gap	$934,977	$(681,840)	$154,142	$24,835	$(432,114)	$—
Cumulative Repricing Gap	$934,977	$253,137	$407,279	$432,114	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	30.98%	8.39%	28.97%	14.32%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	34.45%	9.33%	32.22%	15.92%	—
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

     As of March 31, 2010, the cumulative repricing gap for the three-month period was asset-sensitive position and 34.45 percent of interest-earning assets, which increased from 30.97 percent as of December 31, 2009. The increase was caused primarily by an increase of $44.0 million in interest-bearing deposits in other banks and $31.1 million and $170.8 million decreases in money market account and fixed rate time deposits, respectively, with maturities or expected to reprice within three months, partially offset by a decrease of $191.9 million in fixed and floating rate loans with maturities or expected to reprice within three months. The cumulative repricing gap for the twelve-month period was asset-sensitive position and 9.33 percent of interest-earning assets, which decreased from the December 31, 2009 figure of 9.61 percent. This decrease was caused primarily by a decrease of $251.6 million in fixed and floating rate loans and an increase of $10.3 million in NOW account deposits with maturities or expected to reprice within twelve months, partially offset by $97.3 million and $115.1 million decreases in money market account and fixed rate time deposits, respectively, and an increase of $40.7 million in interest-bearing deposits in other banks with maturities or expected to reprice within twelve months.
     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
	(Dollars in Thousands)

Cumulative Repricing Gap	$934,977	$889,466	$253,137	$276,131
Cumulative Repricing Gap as a Percentage of Total Assets	30.98%	28.12%	8.39%	8.73%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	34.45%	30.97%	9.33%	9.61%
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
(Dollars in Thousands)

200%	18.54%	12.31%	$22,723	$9,792
100%	9.47%	6.23%	$11,605	$4,955
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.
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

CAPITAL RESOURCES AND LIQUIDITY
     Capital Resources
     In order to ensure adequate levels of capital, the Board continually assesses projected sources and uses of capital in conjunction with projected changes in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs. Hanmi Financial and the Bank are deemed to be “undercapitalized” as of March 31, 2010. It is our most important priority to raise a sufficient capital to absorb potential credit losses in the future and continuously stay above the well capitalized status. Total stockholders’ equity was $101.0 million at March 31, 2010, which represented a decrease of $48.7 million, or 32.5 percent, compared to $149.7 million at December 31, 2009. The decrease was primarily due to provision for credit losses of $58.0 million for the three months ended March 31, 2010.
     Under the Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million. For more details, see discussion in “Notes to Consolidated Financial Statements, Note 2 — Regulatory Matters and Going Concern Consideration.” The Bank will be required to maintain a ratio of tangible shareholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets

By December 31, 2009	Not Less Than 7.0 Percent
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB. Inability to comply with the capital ratios identified in the Order raises substantial doubt about our ability to continue as a going concern. The Board and management will make their utmost efforts to raise a sufficient capital within the required timeframe, although there can be no assurance that we will be successful. As of March 31, 2010, the Bank had a Tier 1 leverage ratio of 5.68 percent and tangible stockholder’s equity to total tangible assets ratio of 5.89 percent.
     Liquidity — Hanmi Financial
     Hanmi Financial is a company separate and apart from the Bank that must provide for its own liquidity. Substantially all of Hanmi Financial’s revenues are obtained from dividends declared and paid by the Bank. Under applicable California law, the Bank cannot make any distribution (including a cash dividend) to its shareholder (Hanmi Financial) in an amount which exceeds the lesser of: (i) the retained earnings of the Bank or (ii) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, the Bank may make a distribution (including a cash dividend) to Hanmi Financial in an amount not exceeding the greatest of: (i) the retained earnings of the Bank; (ii) the net income of the Bank for its last fiscal year; or (iii) the net income of the Bank for its current fiscal year. The Bank currently has deficit retained earnings and has suffered net losses in 2007, 2008 and 2009. See “Dividends” for further information. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to Hanmi Financial, with or without Commissioner approval. In addition, the Bank continues to be prohibited by the Agreement and the Order, from paying dividends to Hanmi Financial unless it receives prior regulatory approval. For more details, see discussion in “Notes to Consolidated Financial Statements, Note 2 — Regulatory Matters and Going Concern Consideration.”

     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2010. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of March 31, 2010, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $2.8 million, down from $3.5 million as of December 31, 2009.
     Liquidity — Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. As of March 31, 2010, the Bank was considered to be “undercapitalized” under the regulatory framework for prompt corrective action, as the Bank’s total risk-based capital ratio fell slightly below 8%. Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule, which became effective on January 1, 2010, limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions. According to the FDIC’s Financial Institution Letter, FIL-69-2009, requires institutions that are not well capitalized must use national rate caps to determine conformance for non-local depositors beginning January 1, 2010 and for local depositors beginning March 1, 2010. Due to the FDIC’s rules, the Bank is currently restricted from accepting brokered deposits and offering deposit rates above the national rate caps.
     In an effort to preserve liquidity under the restrictions, the Bank deployed innovative products, such as Advantage and Diamond Freedom CDs, and utilized Internet rate service providers in the month of March. Through this campaign and the use of Internet rate service providers, the Bank achieved its objectives of maintaining adequate liquidity and reducing its reliance on brokered deposits. As a result, total deposits slightly decreased by $99.0 million, or 3.6 percent, from $2.75 billion as of December 31, 2009 to $2.65 billion as of March 31, 2010. The Bank’s wholesale funds, consisting of Federal Home Loan Bank (“FHLB”) advances and brokered deposits, continuously decreased by $140.5 million to $217.3 million at March 31, 2010 from $357.8 million at December 31, 2009.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 20 percent of its total assets. As of March 31, 2010, our total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $532.1 million and $377.1 million, respectively. The Bank’s FHLB borrowings as of March 31, 2010 totaled $153.9 million, representing 5.1 percent of total assets. As of May 10, 2010, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $494.0 million and $340.2 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $239.4 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $557.0 million, and had no borrowings as of March 31, 2010. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2009, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million. This line of credit will continue for a term of one year, and, unless amended or terminated, will automatically renew for successive one-year terms.

     Current market conditions have limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. The Bank is currently restricted from accepting brokered deposits as a funding source. As of March 31, 2010, brokered deposits were $63.4 million, or 2.3 percent of total deposits. All brokered deposits are currently scheduled to mature prior to June 30, 2010. The Bank successfully replaced $670.7 million and $140.5 million of brokered deposits during 2009 and the first quarter of 2010, respectively. If the Bank is unable to replace these maturing deposits with new deposits, the Bank believes that it nonetheless has adequate liquidity resources to fund its obligations through its secured credit lines with the FHLB and Fed Discount Window.
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 9 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2009.
CONTRACTUAL OBLIGATIONS
     There have been no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2009.
RECENTLY ISSUED ACCOUNTING STANDARDS
     FASB ASC 105, “Generally Accepted Accounting Principles” — The FASB ASC is the exclusive authoritative reference for non-governmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The contents of the Codification will carry the same level of authority, eliminating the four-level GAAP hierarchy previously set forth. The FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the FASB ASC is non-authoritative. FASB ASC 105 did not have a material effect on our financial condition or results of operations.
     FASB ASC 810, “Consolidations” — FASB ASC 810 amends the guidance related to the consolidation of variable interest entities (“VIE’s”). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPE’s”) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. FASB ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FASB ASC 810-10-50. FASB ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to the guidance related to the consolidation of VIE’s will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. FASB ASC 810 did not have a material effect on our financial condition or results of operations.
     FASB ASC 860, “Transfers and Servicing” — FASB ASC 860 amends the guidance related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities. It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. FASB ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FASB ASC 810-10-50. FASB ASC 860 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies), and for subsequent interim and annual reporting periods. FASB ASC 860’s disclosure requirements must be applied to transfers that occurred before and after its effective date. FASB ASC 860 did not have a material effect on our financial condition or results of operations.

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
     FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” — ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, entities will be required to provide fair value measurement disclosures for each class of assets and liabilities, and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 did not have a significant impact on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources.”
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that Hanmi Financial files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that Hanmi Financial files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Hanmi Financial carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2010 pursuant to Exchange Act Rule 13a-15b. Based on that evaluation and the identification of the material weakness in Hanmi Financial’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting”, the Chief Executive Officer and Chief Financial Officer have concluded that Hanmi Financial’s disclosure controls and procedures were not effective as of March 31, 2010.

      Management’s Report on Internal Control Over Financial Reporting
     Management of Hanmi Financial is responsible for establishing and maintaining adequate internal control over financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission. Hanmi Financial’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those written policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP;

•	provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of Hanmi Financial’s financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
     As of March 31, 2010, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the internal control over financial reporting, management used the framework established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Hanmi Financial’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of March 31, 2010 related to management’s policies and procedures for the monitoring and timely evaluation of and revision to management’s approach for assessing credit risk inherent in the Company’s loan portfolio to reflect changes in the economic environment. Specifically, neither the internal loan review grading process control nor the information and communication control that are designed to prompt senior management’s review over the adequacy of the loan loss reserve factors were operating effectively.
     Based on our assessment and the criteria discussed above, Hanmi Financial has concluded that, as of March 31, 2010, internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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
      Remediation of Material Weakness
     We determined the following additional steps necessary to address the aforementioned material weaknesses, including:
•	increasing management oversight of the loan portfolio by establishing two new departments to primarily focus on performing quality control review and monitoring;

•	providing intensive onsite review and training to loan officers and other branch staffs by management;

•	outsourcing to independent third parties for credit review to validate the appropriateness of internal loan grading.
     We began to execute the remediation plans identified above in the fourth quarter of 2009 and currently are testing to confirm that our controls and procedures are effective for the second quarter of 2010.

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
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 that was filed on March 15, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
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

ITEM 6. EXHIBITS (Continued)

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

HANMI FINANCIAL CORPORATION
Date: May 10, 2010	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer