Form 10-K/A
period 2009-12-31
HANMI FINANCIAL CORP
filed 2010-06-03
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
           Documents Incorporated By Reference Herein: None.

Explanatory Statement to Form 10-K Amendment
The purpose of this Amendment No.2 on Annual Report on Form 10K/A is to amend Part III, Items 11 and 12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “Original Filing”) as amended by Amendment No.1 to Form 10-K/A filed with the SEC on April 30, 2010, to correct certain compensatory related disclosures contained in the Original Filing, as amended.
In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.
For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 11 and 12 of our Original Filing, as amended, have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

HANMI FINANCIAL CORPORATION
ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART III

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
     This Compensation Discussion and Analysis (“CD&A”) describes our compensation philosophy, methodologies and our current practices with respect to the remuneration programs for the individuals listed in the Summary Compensation Table (the “Named Executive Officers”). The compensation programs of our Named Executive Officers are established, evaluated and maintained by the Nominating and Corporate Governance and Compensation Committee (“NCGC”) of Hanmi Financial’s Board of Directors. The NCGC is comprised entirely of outside Directors that satisfy the NASDAQ listing requirements and relevant Internal Revenue Code and SEC regulations on independence.
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
     The Peer Group was selected to include banks comparable in size and the geography served to that of Hanmi Financial. Due to the rapidly changing economic conditions and turbulence in the financial industry, few financial institutions fit these criteria. Therefore, NCGC Committee limited the Peer Group to the above five financial institutions.
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
     The NCGC Committee reviews performance against agreed upon financial goals on an annual basis to determine the short-term cash incentive compensation. In 2009, financial performance was measured against Asset Quality, Liquidity, Capital Adequacy, Earnings and Balance Sheet Deleveraging, weighted differently between the various components and also between executives. There is also a qualitative factor assessing Leadership and Capability for each of the Named Executive Officers. The NCGC Committee established no other performance goals for determining the short-term cash incentive compensation and no performance-based, short-term cash incentive compensation was paid for the Named Executive Officers in 2009. In 2009, the bank continued to experience challenging economic conditions that adversely effected the bank’s performance; however, it is important and necessary to recognize the contribution and leadership of our Named Executive Officers in this turbulent economy. The individual performance of each Named Executive Officer is discussed below.

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
     Long-term incentive awards are granted to the Named Executive Officers pursuant to the 2007 [Stock Incentive] Plan (the “2007 Plan”). The NCGC Committee has not established grant guidelines; rather, the size, timing, and other material terms of the long-term incentive awards for the Named Executive Officers are made at the discretion of the Board of Directors and the NCGC Committee. Factors considered by the NCGC Committee and the Board of Directors include awards to industry peers and each executive’s previous grant history. In April 2009, in accordance with the Management Retention Program, developed partly in response to regulatory requirements, stock options and stock grants were awarded to the Named Executive Officers and other senior managers, as part of Hanmi’s Management Retention Plan. Stock Options and restricted stock grants awarded are included in the Summary Compensation Table.
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
THE NCGC Committee
Joon H. Lee (Chairman)
I Joon Ahn
John Hall
Paul Seon-Hong Kim
Joseph K. Rho

Summary Compensation Table
     The following table summarizes the total compensation paid or earned by the Named Executive Officers for the fiscal years ended December 31, 2009, 2008 and 2007. Only one of our current Named Executive Officers was employed by us in 2007.

SUMMARY COMPENSATION TABLE
							Change in
							Pension
							Value and
							Non-Qualified
				Stock	Option	Non-Equity	Deferred	All Other
		Salary	Bonus	Awards	Awards	Incentive Plan	Compensation	Compensation
Name and		(1)	(1) (5)	(2) (3)	(2) (4)	Compensation	Earnings	(1)		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Jay S. Yoo, President,	2009	$326,192	$—	$27,000	$30,765	$—	$—	$63,668	(6)	$447,625
Chief Executive Officer and Director	2008	$172,404	$—	$—	$87,619	$—	$—	$49,722	(6)	$309,745

Brian E. Cho, Executive	2009	$266,885	$—	$20,250	$9,230	$—	$—	$36,522	(7)	$332,887
Vice President and	2008	$270,000	$—	$—	$—	$—	$—	$35,239	(7)	$305,239
Chief Financial Officer	2007	$22,500	$100,000	$47,600	$75,453	$—	$—	$878	(7)	$246,431

Jung Hak Son, Senior Vice President and Chief Credit Officer	2009	$173,385	$	$13,500	$6,153	$—	$—	$36,169	(8)	$229,207

John Park, Former	2009	$175,544	$—	$20,250	$9,230	$—	$—	$28,673	(9)	$233,697
Executive Vice President and Chief Credit Officer (10)	2008	$70,000	$—	$25,750	$58,386	$—	$—	$6,448	(9)	$160,584

(1)	All cash compensation and perquisites paid to the Named Executive Officers are paid by, and are the responsibility of, Hanmi Financial’s subsidiary, Hanmi Bank.

(2)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Equity Compensation Plan (the “2007 Plan”).

(3)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (e) represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 13 to Hanmi Financial’s audited financial statements for the year ended December 31, 2009 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

(4)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (f) represent the applicable full grant date fair values of option awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 13 to Hanmi Financial’s audited financial statements for the year ended December 31, 2009 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

(5)	The amounts in column (d) reflect the discretionary bonuses paid to the Named Executive Officers for services performed in the prior year. Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer receipt of awards into the DCP.

(6)	Amounts consist of: a) life insurance premiums ($392 for 2009; $199 for 2008); b) company automobile ($26,936 for 2009; $3,967 for 2008); c) health insurance premiums ($11,178 for 2009; $7,613 for 2008); d) employer contributions under the 401(k) plan ($12,375 for 2009; $9,900 for 2008); e) club memberships ($8,110 for 2009; $27,454 for 2008); and f) other perquisites ($4,677 for 2009; $589 for 2008) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(7)	Amounts consist of: a) life insurance premiums ($392 for 2009; $398 for 2008, $0 for 2007); b) automobile allowance ($8,303 for 2009; $8,400 for 2008, $700 for 2007); c) health insurance premiums ($10,157 for 2009; $11,830 for 2008, $0 for 2007); d) employer contributions under the 401(k) plan ($12,375 for 2009; $11,625 for 2008, $0 for 2007); and e) other perquisites ($5,295 for 2009; $2,236 for 2008, $178 for 2007) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(8)	Amounts consist of: a) life insurance premiums ($370 for 2009); b) automobile allowance ($8,303 for 2009); c) health insurance premiums ($10,157 for 2009); d) employer contributions under the 401(k) plan ($10,403 for 2009); and e) other perquisites ($6,936 for 2009) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(9)	Amounts consist of: a) life insurance premiums ($327 for 2009; $99 for 2008); b) automobile allowance ($6,591 for 2009; $2,800 for 2008); c) health insurance premiums ($8,480 for 2009; $2,743 for 2008); d) employer contributions under the 401(k) plan ($9,547 for 2009; $394 for 2008); and e) other perquisites ($3,728 for 2009; $412 for 2008) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(10)	Mr. Park passed away on October 14, 2009.
Grants of Plan-Based Awards
     The following table complements the “Summary Compensation Table” disclosure of the grant date fair value of stock and option awards granted to Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2009:

GRANTS OF PLAN-BASED AWARDS
								All Other	All Other
								Stock	Option	Exercise	Grant
		Estimated Future Payouts			Estimated Future Payouts			Awards:	Awards:	or Base	Date Fair
			Under Non-Equity		Under Equity Incentive			Number of	Number of	Price of	Value of
		Incentive Plan Awards(1)			Plan Awards			Shares of	Securities	Option	Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Underlying	Awards(1)	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	Options (#)	($/Share)	Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
	(3)			$247,500
Jay S. Yoo	04/08/09	$—	$—	$—	—	—	—	—	50,000	$1.35	$30,765
	04/08/09	$—	$—	$—	—	—	—	20,000	—	—	$27,000

	(3)			$135,000
Brian E. Cho	04/08/09	$—	$—	$—	—	—	—	—	15,000	$1.35	$9,230
	04/08/09	$—	$—	$—	—	—	—	15,000	—	—	$20,250

	(3)			$105,000
Jung Hak Son	04/08/09	$—	$—	$—	—	—	—	—	10,000	$1.35	$6,153
	04/08/09	$—	$—	$—	—	—	—	10,000	—	—	$13,500

John Park	04/08/09	$—	$—	$—	—	—	—	—	15,000	$1.35	$9,230
	04/08/09	$—	$—	$—	—	—	—	15,000	—	—	$20,250

(1)	Hanmi Financial’s practice is that the exercise price for each stock option is the market value on the date of grant.

(2)	The amounts in column (l) reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2009 are included in Note 13 to Hanmi Financial’s audited financial statements for the fiscal year ended December 31, 2009, included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

(3)	Represents the maximum amount which could have been earned in 2009 as short-term incentive cash compensation, as described in Compensation Discussion and Analysis. No amounts were earned as short term incentive cash compensation for work performed in 2009.
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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards							Stock Awards
												Equity	Equity
												Incentive	Incentive
					Equity							Plan	Plan
					Incentive							Awards:	Awards:
					Plan							Number of	Market or
			Number of		Awards:					Market		Unearned	Payout Value
	Number of		Securities		Number of			Number of		Value of		Shares,	of Unearned
	Securities		Underlying		Securities			Shares or		Shares or		Units or	Shares, Units
	Underlying		Unexercised		Underlying			Units of		Units of		Other	or Other
	Unexercised		Options (#)		Unexercised	Option	Option	Stock That		Stock That		Rights That	Rights That
	Options (#)		Unexercis-		Unearned	Exercise	Expiration	Have Not		Have Not		Have Not	Have Not
Name	Exercisable		able		Options (#)	Price ($)	Date	Vested (#)		Vested ($)		Vested (#)	Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)		(i)	(j)
Jay S. Yoo	35,000	(1)	35,000	(1)	—	$5.66	06/23/18	—		$—		—	$—
	—		50,000	(2)	—	$1.35	04/08/19	20,000	(9)	$24,000	(14)	—	$—

Brian E. Cho	12,000	(3)	18,000	(3)	—	$9.52	12/03/17	3,000	(10)	$3,600	(15)	—	$—
	—		15,000	(4)	—	$1.35	04/08/19	15,000	(11)	$18,000	(16)	—	$—

Jung Hak Son	6,000	(5)	4,000	(5)	—	$18.00	04/19/16	—		$—		—	$—
	6,000	(6)	4,000	(6)	—	$19.44	06/30/16	—		$—		—	$—
	—		—		—	$—	—	1,800	(12)	$2,160	(17)	—	$—
	—		10,000	(7)	—	$1.35	04/08/19	10,000	(13)	$12,000	(18)	—	$—

John Park	6,000	(8)	—	(8)	—	$5.15	01/12/10	—		$—		—	$—

(1)	On June 23, 2008, pursuant to the 2007 Plan, 70,000 stock options were granted to Jay S. Yoo with vesting as follows: 50 percent (50%) to vest on June 23, 2009 and 50 percent (50%) to vest on June 23, 2010.

(2)	On April 8, 2009, pursuant to the 2007 Plan, 50,000 stock options were granted to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(3)	On December 3, 2007, pursuant to the 2007 Plan, 30,000 stock options were granted to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on December 3, 2008 and 20 percent (20%) to vest on each of the next four anniversary dates.

(4)	On April 8, 2009, pursuant to the 2007 Plan, 15,000 stock options were granted to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(5)	On April 19, 2006, pursuant to the Year 2000 Stock Option Plan (“2000 Plan”), 10,000 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 19, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.

(6)	On June 30, 2006, pursuant to the 2000 Plan, 10,000 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on June 30, 2006 and 20 percent (20%) to vest on each of the next four anniversary dates.

(7)	On April 8, 2009, pursuant to the 2007 Plan, 15,000 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(8)	On September 2, 2008, pursuant to the 2007 Plan, 30,000 stock options were granted to John Park with vesting as follows: 20 percent (20%) to vest on September 2, 2009 and 20 percent (20%) to vest on each of the next four anniversary dates. Mr. Park passed away on October 14, 2009. As of that date, 6,000 stock options were vested and still exercisable for a period of 90 days, or January 12, 2010.

(9)	On April 8, 2009, pursuant to the 2007 Plan, 20,000 shares of restricted stock were awarded to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(10)	On December 3, 2007, pursuant to the 2007 Plan, 5,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on December 3, 2008 and 20 percent (20%) to vest on each of the next four anniversary dates. 3,000 shares remain unvested after 20% (1,000 shares) vested on December 3, 2009 and 20% (1,000 shares) vested on December 3, 2008.

(11)	On April 8, 2009, pursuant to the 2007 Plan, 15,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.(12) On November 1, 2007, pursuant to the 2007 Plan, 3,000 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on November 1, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates. 1,800 shares remain unvested after 20% (600 shares) vested on November 1, 2009 and 20% (600 shares) vested on November 1, 2008.

(13)	On April 8, 2009, pursuant to the 2007 Plan, 10,000 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(14)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (20,000).

(15)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (3,000).

(16)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (15,000).

(17)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (1,800).

(18)	Amount calculated as follows: Closing Stock Price as of December 31, 2009 ($1.20) x Unvested Shares of Restricted Stock (10,000).
Option Exercises and Stock Vested
     The following table shows information for amounts received upon exercise of options or vesting of stock by Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2009.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
	Number		Number
	of Shares	Value	of Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Jay S. Yoo	—	$—	—	$—
Brian E. Cho	—	$—	1,000 (1)	$1,210 (2)
Jung Hak Son	—	$—	600	$918 (3)
John Park	—	$—	1,000 (4)	$1,480 (5)

(1)	On December 3, 2007, pursuant to the 2007 Plan, 5,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on December 3, 2008 and 20 percent (20%) to vest on each of the next four anniversary dates.

(2)	Amount calculated as follows: Closing Stock Price as of December 3, 2009 ($1.21) x Shares of Restricted Stock That Vested (1,000).

(3)	Amount calculated as follows: Closing Stock Price as of October 30, 2009 ($1.53) x Shares of Restricted Stock That Vested (600).

(4)	On September 2, 2008, pursuant to the 2007 Plan, 5,000 shares of restricted stock were awarded to John Park with vesting as follows: 20 percent (20%) to vest on September 2, 2009 and 20 percent (20%) to vest on each of the next four anniversary dates.

(3)	Amount calculated as follows: Closing Stock Price as of September 2, 2009 ($1.48) x Shares of Restricted Stock That Vested (1,000).
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

     The following table describes the potential payments upon termination or a change in control of Hanmi Financial for Mr. Jay S. Yoo:

Executive Benefits
and Payments	Voluntary		Without		Good Cause		Change in
Upon Termination(1)	Termination		Good Cause Termination		Termination		Control		Death		Disability
Compensation:
Base Salary	$158,400	(2)	$158,400	(2)	$—		$158,400	(2)	$158,400	(2)	$158,400	(2)
Restricted Stock							$24,000	(6)
Benefits and Perquisites:
Life Insurance Benefits	—		—		—		—		$50,000	(3)	—
Disability Income	—		—		—		—		—		$97,500	(4)
Accrued Vacation Pay	$24,115	(5)	$24,115	(5)	$24,115	(5)	$24,115	(5)	$24,115	(5)	$24,115	(5)

Total	$182,515		$182,515		$24,115		$206,515		$232,515		$280,015

(1)	Assumes the Chief Executive Officer’s date of termination is December 31, 2009 and the price per share of Hanmi Financial’s stock on the date of termination is $1.20 per share.

(2)	Amount represents total base salary to be paid to the Chief Executive Officer, which is base pay equal to six months or the remaining term of the Chief Executive Officer’s employment agreement, which ends on June 23, 2010, whichever is shorter. Amount is calculated as follows: $330,000 (Annual Base Salary) x 0.48 year (which is the remaining term of the Chief Executive Officer’s employment agreement)

(3)	Amount represents proceeds from life insurance policies.

(4)	Amount represents disability income to be paid to the Chief Executive Officer until he reaches age 65.

(5)	Amount represents cash lump-sum payment for unused vacation days as of termination date.

(6)	Based on the intrinsic values of equity awards that accelerate upon a change in control. For restricted stock awards, the intrinsic value is based upon the closing price of our common stock on December 31, 2009 ($1.20)
     Below is a description of the assumptions that were used in creating the table above. The descriptions of the payments below are applicable only to the Chief Executive Officer’s potential payments upon termination or change in control. For the other Named Executive Officers, any potential payments upon termination or change in control would be the same as those generally available to all employees except with respect to accelerated vesting on restricted stock. Based on the intrinsic value of the restricted stock that accelerates upon a change in control which, in the case of restricted stock, is the closing price of our common stock on December 31, 2009 ($1.20 per share), the value of Mr. Cho’s restricted stock that would vest in the event of a change in control is $21,600 and the value of Mr. Son’s restricted stock that would vest in the event of a change in control is $14,160. Mr. Park’s employment terminated in October 2009 upon his death.
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
Other Executives.
     Hanmi Financial does not have an employment agreement with any other executives. Because other executives’ employment is “at-will,” Hanmi Financial does not owe any compensation to other executives in the event of a termination of employment or a change in control of Hanmi Financial other than accrued salary and accrued vacation not used.
Director Compensation
     The following table sets forth certain information regarding compensation paid to persons who served as outside Directors of Hanmi Financial for the fiscal year ended December 31, 2009:

DIRECTOR COMPENSATION
					Change in
					Pension
	Fees				Value and
	Earned				Non-Qualified
	or Paid	Stock	Option	Non-Equity	Deferred	All Other
	in Cash	Awards	Awards	Incentive Plan	Compensation	Compensation
	($)	($)	($)	Compensation	Earnings	($)	Total
Name	(1) (2)	(3) (4) (6) (7)	(3) (5) (6) (7)	($)	($)	(1) (8)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert Abeles (8)	$12,900	$—	$—	$—	$—	$1,274	$14,174
I Joon Ahn	$64,200	$20,250	$12,306	$—	$—	$15,275	$112,031
John A. Hall	$66,350	$20,250	$12,306	$—	$—	$—	$98,906
Paul Seon-Hong Kim	$63,700	$20,250	$12,306	$—	$—	$12,762	$109,018
Joon Hyung Lee	$66,850	$20,250	$12,306	$—	$—	$15,276	$114,682
Richard B. C. Lee (9)	$19,300	$—	$—	$—	$—	$295,612	$314,912
Charles Kwak (10)	$13,600	$—	$—	$—	$—	$3,822	$17,422
Joseph K. Rho	$83,000	$20,250	$12,306	$—	$—	$15,275	$130,831
William J. Stolte	$42,200	$23,550	$14,492	$—	$—	$478	$80,720

(1)	All cash compensation and perquisites paid to Directors are paid by Hanmi Bank, which is then reimbursed by Hanmi Financial.

(2)	Each Director who is not an employee of Hanmi Financial (an outside Director) is paid a monthly retainer fee of $3,000 and $1,000 monthly for attendance at Board of Directors meetings ($500 for telephonic attendance at Board meetings). In addition, the Chairman of the Board receives an additional $2,500 each month. The Audit Committee Chairman receives an additional $1,500 each month. The chairmen of the remaining committees receive an additional $750 each month, and committee members receive an additional $200 each month for attending committee meetings ($100 each month for telephonic attendance at committee meetings).

(3)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Plan.

(4)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (c) represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. For further information, see Note 13 to Hanmi Financial’s audited financial statements for the year ended December 31, 2009 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

(5)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (d) represent the applicable full grant date fair values of option awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. For further information, see Note 13 to Hanmi Financial’s audited financial statements for the year ended December 31, 2009 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2010.

(6)	Grants of Plan-Based Awards – Directors are eligible to be granted stock options and restricted stock under the 2007 Plan. In 2009, outside Directors were granted the following stock options and restricted stock awards under the 2007 Plan:

			Exercise	Grant
		Restricted	or Base	Date Fair
		Stock	Price of	Value of
		and Option	Option	Stock and
	Grant	Awards	Awards(a)	Option
Name	Date	(#)	($/Share)	Awards
I Joon Ahn	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	—	$20,250

John A. Hall	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	—	$20,250

Paul Seon-Hong Kim	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	—	$20,250

Charles Kwak (10)	07/01/09	20,000	$1.69	$17,220
	07/01/09	15,000	—	$25,350

Joon Hyung Lee	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	—	$20,250

Joseph K. Rho	04/08/09	20,000	$1.35	$12,306
	04/08/09	15,000	—	$20,250

William J. Stolte	04/22/09	20,000	$1.57	$14,492
	04/22/09	15,000	—	$23,550

(7)	Outstanding Equity Awards at Fiscal Year-End – The following table shows information as of December 31, 2009 for Hanmi Financial’s Directors concerning unexercised stock options:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
I Joon Ahn	24,000 (b)	—		$21.63	11/15/16
	—	20,000	(c)	$1.35	04/08/19

John A. Hall	—	20,000	(c)	$1.35	04/08/19

Paul Seon-Hong Kim	—	20,000	(c)	$1.35	04/08/19

Joon Hyung Lee	36,624 (a)	—		$3.89	09/20/10
	24,000 (b)	—		$21.63	11/15/16
	—	20,000	(c)	$1.35	04/08/19

Joseph K. Rho	24,000 (b)	—		$21.63	11/15/16
	—	20,000	(c)	$1.35	04/08/19

William J. Stolte	—	20,000	(d)	$1.57	04/22/19

(a)	On September 20, 2000, pursuant to the 2000 Plan, 91,560 stock options were granted to each Director with vesting as follows: 20 percent (20%) to vest on September 20, 2001 and 20 percent (20%) on each of the next four anniversary dates.

(b)	On November 15, 2006, pursuant to the 2000 Plan, 24,000 stock options were granted to each Director with vesting as follows: 33.33 percent (33.33%) to vest on November 15, 2007 and 33.33 percent (33.33%) on each of the next two anniversary dates.

(c)	On April 8, 2009, pursuant to the 2007 Plan, 20,000 stock options were granted to each Director with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) on each of the next four anniversary dates.

(d)	On April 22, 2009, pursuant to the 2007 Plan, 20,000 stock options were granted to Mr. Stolte with vesting as follows: 20 percent (20%) to vest on April 22, 2010 and 20 percent (20%) on each of the next four anniversary dates.

(8)	The amounts in column (g) consist of:

	Present
	Value of	Health	Life	Total
	Termination	Insurance	Insurance	All Other
Name	Benefits(a)	Premiums	Premiums	Compensation
Robert Abeles (9)	$—	$1,262	$12	$1,274
I Joon Ahn	$—	$15,138	$137	$15,275
John A. Hall	$—	$—	$—	$—
Paul Seon-Hong Kim	$—	$12,615	$147	$12,762
Joon Hyung Lee	$—	$15,138	$138	$15,276
Richard B. C. Lee (10)	$288,060	$7,484	$68	$295,612
Charles Kwak (11)	$—	$3,785	$37	$3,822
Joseph K. Rho	$—	$15,138	$137	$15,275
William J. Stolte	$—	$399	$79	$478

(9)	Former Director who resigned effective January 31, 2009.

(10)	Former Director who retired effective April 3, 2009. I n connection with his retirement, Mr. Lee and Hanmi Bank entered into a Severance and Release Agreement (the “Severance Agreement”). Pursuant to the Severance Agreement, among other things, Mr. Lee received a lump-sum payment of $180,000 upon his retirement. Mr. Lee also will receive current health insurance coverage for the next five years in which Hanmi Bank will continue to pay for medical, dental, and/or vision premiums with an aggregated estimated cost of $113,275. The present value of termination benefits is the amount accrued for those payments and is equal to the present value of the severance payments and premiums using a discount rate of 1.87 percent (1.87%).

(11)	Former Director who resigned effective September 28, 2009.
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
BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT
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

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)
Equity Compensation Plans Approved By Security Holders	1,180,358	$11.78	1,620,775

Equity Compensation Plans Not Approved By Security Holders	—	$—	—

Total Equity Compensation Plans	1,180,358	$11.78	1,620,775

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX

Exhibit
Number	Document
3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation (1)

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation (1)

3.3	Certificate of Third Amendment of Certificate of Incorporation of Hanmi Financial Corporation (2)

3.4	Amended and Restated Bylaws of Hanmi Financial Corporation (1)

3.5	Certificate of Amendment to Bylaws of Hanmi Financial Corporation dated November 21, 2007 (1)

3.6	Certificate of Amendment to Bylaws of Hanmi Financial Corporation dated October 14, 2009 (3)

4	Specimen stock certificate representing Hanmi Financial Corporation Common Stock (4)

10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (5)

10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.1) (5)

10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (5)

10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as exhibit B to Exhibit 10.1) (5)

10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.1) (5)

10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (5)

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.6) (5)

10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (5)

10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as exhibit B to Exhibit 10.6) (5)

10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.6) (5)

10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (5)

10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (5)

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (5)

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as exhibit B to Exhibit 10.11) (5)

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as exhibit C to Exhibit 10.11) (5)

10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (6) †

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (7) †

10.18	Hanmi Financial Corporation Year 2000 Stock Option Plan (8) †

10.19	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (1) †

10.20	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (1) †

10.21	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (9) †

10.22	Securities Purchase Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (10)

10.23	Registration Rights Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (10)

10.24	First Amendment to the Securities Purchase Agreement, dated July 31, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (11)

EXHIBIT INDEX (Continued)

Exhibit
Number	Document
10.25	Amended and Restated Term Sheet, dated September 14, 2009, by and among Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners LLC (12)

10.26	Second Amendment to the Securities Purchase Agreement, dated September 28, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (13)

10.27	First Amendment to the Amended and Restated Term Sheet, dated September 28, 2009, by and between Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners, LLC (13)

10.28	Final Order, dated November 2, 2009, issued to Hanmi Bank by the California Department of Financial Institutions (14)

10.29	Written Agreement, dated November 2, 2009, by and between Hanmi Financial Corporation and Hanmi Bank, on one hand, and the Federal Reserve Bank of San Francisco, on the other hand (14)

14	Code of Ethics (15)

21	Subsidiaries of the Registrant (9)

23 *	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 11, 2009, as amended November 18, 2009.

(3)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3 filed with the SEC on February 4, 2010.

(4)	Previously filed and incorporated by reference herein from Hanmi Financial Corporation’s Registration Statement on Form S-4 filed with the SEC on March 20, 2000.

(5)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004.

(6)	Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008.

(7)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007.

(8)	Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000.

(9)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008.

(10)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 15, 2009.

(11)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on August 3, 2009.

(12)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on September 14, 2009.

(13)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 2, 2009.

(14)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on November 5, 2009.

(15)	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

*	Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010.

†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION
By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

Date:	June 3, 2010