Form 10-Q
period 2010-06-30
HANMI FINANCIAL CORP
filed 2010-08-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large Accelerated Filer☐	Accelerated Filer ☑	Non-Accelerated Filer☐	Smaller Reporting Company ☐
(Do Not Check if a Smaller Reporting Company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 30, 2010, there were 151,198,390 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands, Except Share Data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and Due From Banks	$60,034	$55,263
Interest-Bearing Deposits in Other Banks	170,711	98,847
Federal Funds Sold	20,000	—

Cash and Cash Equivalents	250,745	154,110

Securities Held to Maturity, at Amortized Cost (Fair Value of $859 as of June 30, 2010 and $871 as of December 31, 2009)	856	869
Investment Securities Available for Sale, at Fair Value (Amortized Cost of $185,953 as of June 30, 2010 and $130,995 as of December 31, 2009)	190,238	132,420
Loans Receivable, Net of Allowance for Loan Losses of $176,667 as of June 30, 2010 and $144,996 as of December 31, 2009	2,296,215	2,669,054
Loans Held for Sale, at the Lower of Cost or Fair Value	30,544	5,010
Due from Customers on Acceptances	1,072	994
Premises and Equipment, Net	17,917	18,657
Accrued Interest Receivable	7,802	9,492
Other Real Estate Owned, Net	24,064	26,306
Deferred Tax Assets	—	3,608
Servicing Assets	3,356	3,842
Other Intangible Assets, Net	2,754	3,382
Investment in Federal Home Loan Bank Stock, at Cost	29,556	30,697
Investment in Federal Reserve Bank Stock, at Cost	6,783	7,878
Income Taxes Receivable	9,697	56,554
Bank-Owned Life Insurance	26,874	26,408
Other Assets	16,477	13,425

TOTAL ASSETS	$2,914,950	$3,162,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$574,843	$556,306
Interest-Bearing	2,000,271	2,193,021

Total Deposits	2,575,114	2,749,327

Accrued Interest Payable	14,024	12,606
Bank Acceptances Outstanding	1,072	994
Deferred Tax Liabilities	1,203	—
Federal Home Loan Bank Advances	153,816	153,978
Other Borrowings	3,062	1,747
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	11,073	11,904

Total Liabilities	2,841,770	3,012,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 200,000,000 Shares; Issued 55,830,890 Shares (51,198,390 Shares Outstanding) and 55,814,890 shares (51,182,390 Shares Outstanding) as of June 30, 2010 and December 31, 2009, Respectively	56	56
Additional Paid-In Capital	357,641	357,174
Unearned Compensation	(261)	(302)
Accumulated Other Comprehensive Income – Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes of $1,805 and $602 as of June 30, 2010 and December 31, 2009, Respectively	2,530	859
Accumulated Deficit	(216,774)	(138,031)
Less Treasury Stock, at Cost: 4,632,500 Shares as of June 30, 2010 and December 31, 2009	(70,012)	(70,012)

Total Stockholders’ Equity	73,180	149,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,914,950	$3,162,706

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$34,486	$44,718	$71,181	$89,803
Taxable Interest on Investment Securities	1,359	1,370	2,443	2,720
Tax-Exempt Interest on Investment Securities	77	621	154	1,264
Dividends on Federal Reserve Bank Stock	103	153	207	306
Dividends on Federal Home Loan Bank Stock	20	—	41	—
Interest on Interest-Bearing Deposits in Other Banks	99	11	154	13
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	16	112	33	194
Interest on Term Federal Funds Sold	11	695	11	1,395

Total Interest and Dividend Income	36,171	47,680	74,224	95,695

INTEREST EXPENSE:
Interest on Deposits	8,813	22,686	18,517	45,471
Interest on Federal Home Loan Bank Advances	339	1,010	685	2,122
Interest on Other Borrowings	31	2	31	2
Interest on Junior Subordinated Debentures	692	846	1,361	1,834

Total Interest Expense	9,875	24,544	20,594	49,429

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	26,296	23,136	53,630	46,266
Provision for Credit Losses	37,500	23,934	95,496	69,887

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	(11,204)	(798)	(41,866)	(23,621)

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	3,602	4,442	7,328	8,757
Insurance Commissions	1,206	1,185	2,484	2,367
Remittance Fees	523	545	985	1,068
Trade Finance Fees	412	499	763	1,005
Other Service Charges and Fees	372	467	784	950
Bank-Owned Life Insurance Income	235	227	466	461
Net Gain on Sales of Investment Securities	—	1	105	1,168
Net Gain on Sales of Loans	220	—	214	2
Other Operating Income	106	214	552	280

Total Non-Interest Income	6,676	7,580	13,681	16,058

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	9,011	8,508	17,797	16,011
Deposit Insurance Premiums and Regulatory Assessments	4,075	3,929	6,299	5,419
Occupancy and Equipment	2,674	2,788	5,399	5,672
Other Real Estate Owned Expense	1,718	1,502	7,418	1,645
Data Processing	1,487	1,547	2,986	3,083
Professional Fees	1,022	890	2,088	1,506
Supplies and Communication	574	599	1,091	1,169
Advertising and Promotion	503	624	1,038	1,193
Loan-Related Expense	310	1,217	617	1,398
Amortization of Other Intangible Assets	301	406	629	835
Other Operating Expenses	3,090	3,595	5,627	6,024

Total Non-Interest Expense	24,765	25,605	50,989	43,955

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(29,293)	(18,823)	(79,174)	(51,518)
Benefit for Income Taxes	(36)	(9,288)	(431)	(24,787)

NET LOSS	$(29,257)	$(9,535)	$(78,743)	$(26,731)

LOSS PER SHARE:
Basic	$(0.57)	$(0.21)	$(1.54)	$(0.58)
Diluted	$(0.57)	$(0.21)	$(1.54)	$(0.58)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	51,036,573	45,924,767	51,017,885	45,907,998
Diluted	51,036,573	45,924,767	51,017,885	45,907,998

DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
(In Thousands; Except Share Data)

	Common Stock – Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other	Retained	Treasury	Total
		Treasury		Common	Paid-In	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity
BALANCE AS OF JANUARY 1, 2009	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

Shares Issued for Business Acquisitions	39,418	—	39,418	—	46	—	—	—	—	46
Share-Based Compensation Expense	—	—	—	—	460	29	—	—	—	489
Restricted Stock Awards	190,000	—	190,000	—	259	(259)	—	—	—	—
Forfeiture of Restricted Stock Award	(4,000)	—	(4,000)	—	(64)	64	—	—	—	—

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(26,731)	—	(26,731)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	1,407	—	—	1,407

Total Comprehensive Loss										(25,324)

BALANCE AS OF JUNE 30, 2009	50,763,467	(4,632,500)	46,130,967	$51	$350,005	$(384)	$1,951	$(42,485)	$(70,012)	$239,126

BALANCE AS OF JANUARY 1, 2010	55,814,890	(4,632,500)	51,182,390	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744

Exercises of Stock Options and Stock Warrants	16,000	—	16,000	—	22	—	—	—	—	22
Share-Based Compensation Expense	—	—	—	—	445	41	—	—	—	486

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(78,743)	—	(78,743)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	1,671	—	—	1,671

Total Comprehensive Loss										(77,072)

BALANCE AS OF JUNE 30, 2010	55,830,890	(4,632,500)	51,198,390	$56	$357,641	$(261)	$2,530	$(216,774)	$(70,012)	$73,180

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(78,743)	$(26,731)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,204	1,329
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	288	(957)
Amortization of Other Intangible Assets	629	835
Amortization of Servicing Assets	496	421
Share-Based Compensation Expense	486	489
Provision for Credit Losses	95,496	69,887
Net Gain on Sales of Investment Securities	(105)	(1,168)
Net Gain on Sales of Loans	(214)	(2)
(Gain) Loss on Sales of Other Real Estate Owned	(154)	324
Provision for Valuation Allowance on Other Real Estate Owned	6,503	1,001
Deferred Tax Benefit	3,608	—
Origination of Loans Held for Sale	(1,782)	(199)
Net Proceeds from Sales of Loans Held for Sale	79,254	3,354
Decrease in Accrued Interest Receivable	1,690	229
Increase in Servicing Asset	(10)	(74)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(466)	(461)
Increase in Other Assets	(3,039)	(16,497)
Decrease in Income Tax Receivable	46,857	—
Increase in Accrued Interest Payable	1,418	13,320
Increase in Other Liabilities	682	390

Net Cash Provided By Operating Activities	154,098	45,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	2,236	175
Proceeds from Matured or Called Investment Securities Available for Sale	37,023	38,494
Proceeds from Matured or Called Investment Securities Held to Maturity	13	—
Proceeds from Sales of Investment Securities Available for Sale	3,252	38,448
Proceeds from Sales of Other Real Estate Owned	5,042	215
Net Decrease in Loans Receivable	163,888	130,866
Purchases of Investment Securities Available for Sale	(95,415)	(93,511)
Purchases of Premises and Equipment	(464)	(883)

Net Cash Provided By Investing Activities	115,575	113,804

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	(174,213)	217,843
Proceeds from Exercise of Stock Options	22	—
Repayment of Long-Term Federal Home Loan Bank Advances	(162)	(107,061)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	1,315	(102,438)

Net Cash Provided By (Used In) Financing Activities	(173,038)	8,344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,635	167,638
Cash and Cash Equivalents at Beginning of Period	154,110	215,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$250,745	$382,826

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$8,457	$36,109
Income Taxes Paid, Net of Refunds	$(49,971)	$—
Non-Cash Activities:
Stock Issued for Business Acquisition	$—	$46
Transfer of Loans to Other Real Estate Owned	$10,366	$34,735
Transfer of Loans to Loan Held for Sale	$101,620	$—
Loans Provided in the Sale of Other Real Estate Owned	$1,217	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2010, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).
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
     Descriptions of our significant accounting policies are included in “Note 2 — Summary of Significant Accounting Policies” in our 2009 Annual Report on Form 10-K.
     Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION
     On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Final Order (“Final Order”) with the California Department of Financial Institutions (the “DFI”). On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). The Final Order and the Agreement contain a list of strict requirements ranging from a capital directive to developing a contingency funding plan.
     While Hanmi Financial intends to take such actions as may be necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Final Order and Agreement, there can be no assurance that Hanmi Financial or the Bank will be able to comply fully with the provisions of the Final Order and the Agreement, or that compliance with the Final Order and the Agreement will not have material and adverse effects on the operations and financial condition of Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Final Order and the Agreement could result in further enforcement actions by both DFI and FRB, or the placing of the Bank into conservatorship or receivership.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
Final Order and Written Agreement
     The Final Order and the Agreement contain substantially similar provisions. The Final Order and the Agreement require the Board of Directors of the Bank to prepare and submit written plans to the DFI and the FRB that address the following items: (i) strengthening Board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and, with respect to the Agreement, of Hanmi Financial; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2010; (viii) improving the Bank’s liquidity position and funds management practices; and (ix) contingency funding. In addition, the Final Order and the Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank and requires the Bank to charge off or collect certain problem loans. The Final Order and the Agreement also require the Bank to review and revise its methodology for calculating allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and Hanmi Financial and the Bank must obtain prior approval from the FRB prior to declaring and paying dividends.
     Under the Final Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million. The Bank will be required to maintain a ratio of tangible stockholders’ equity to total tangible assets as follows:

Ratio of Tangible Stockholders’
Date	Equity to Total Tangible Assets
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Final Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be approved by the FRB. As of June 30, 2010, the Bank had tangible stockholders’ equity to total tangible assets ratio of 5.20 percent.
     To comply with the provisions of the Order and the Agreement, we entered into a definitive securities purchase agreement with Woori Finance Holdings Co. Ltd. (“Woori”) on May 25, 2010 which provides that upon satisfactions of all conditions to closing , we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million. In addition, pursuant to the terms of the securities purchase agreement, Woori has the option to purchase an additional 25 million shares of common stock at a purchase price of $1.20 for additional aggregate gross consideration of $30 million. See “Note 12-Subsequent Events.”

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
     Furthermore, on June 27, 2010, we completed a $120 million registered rights and best efforts offering and satisfied the capital contribution requirement set forth in the Final Order. See “Note 12-Subsequent Events.” The following additional actions which have been taken to comply with the provisions of the Final Order and the Agreement include the following:
•	The Board Committees have been reorganized after a Board assessment was conducted to leverage the experience and skill base of our directors and to improve Board oversight of the Bank’s operations.

•	Tools such as a master calendar of scheduled events and policy exception trigger tables have been created to assist the Board in its ability to monitor the Bank’s operations more effectively.

•	Jung Hak Son, a 24 year employee of the Bank, was appointed to the Chief Credit Officer position on December 23, 2009 and the Bank received notice that the regulatory agency interposed no objection to his appointment on March 18, 2010.

•	Loan policies and procedures continue to be adjusted and enhanced to keep current with the rapidly changing credit and economic environment.

•	Quantitative and qualitative factors in our allowance for loan losses have been updated to reflect the higher risk in the loan portfolio due to the recessionary economy.

•	Allowance methodology has been enhanced to better allocate reserves according to more specified loss and concentration risks.

•	The credit department has also been reorganized and reinforced with additional personnel to increase the level of management loan review and loan monitoring.

•	Third party loan reviews have been conducted quarterly to validate the loan grading.

•	Written plans have been developed for each problem loan greater than $3 million and the plans have been implemented and are being monitored to improve loan work out and loan collection.

•	The Bank’s strategic plan has been reviewed and revised, and the revised plan has been approved by the Board of Directors.

•	The Bank’s liquidity management plan and contingency funding plan have been significantly revised to reflect the additional restrictions and challenges of the market.

•	The capital plan has been revised and we believe significant progress has been made as set forth above.

•	A Board Compliance Committee has been organized to monitor the progress toward full compliance with all the provisions of the Agreement and the Final Order and approves the related progress reports at least on a monthly basis prior to submission to the DFI and FRB according to the schedule established.
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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
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
     As of June 30, 2010, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus qualified junior subordinated debentures less intangible assets) was $91.1 million. This represented a decrease of $103.6 million, or 53.2 percent, over Tier 1 capital of $194.7 million as of December 31, 2009. The capital ratios of Hanmi Financial and the Bank were as follows as of June 30, 2010:

					To be Categorized as
			Minimum		“Well Capitalized”
			Regulatory		under Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2010
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$180,545	7.31%	$197,634	8.00%	N/A	N/A
Hanmi Bank	$181,093	7.35%	$197,189	8.00%	$246,486	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$91,111	3.69%	$98,817	4.00%	N/A	N/A
Hanmi Bank	$148,300	6.02%	$98,594	4.00%	$147,891	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$91,111	3.06%	$118,922	4.00%	N/A	N/A
Hanmi Bank	$148,300	4.99%	$118,763	4.00%	$148,454	5.00%
Going Concern
     As previously mentioned, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the DFI Final Order issued on November 2, 2009, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. By July 31, 2010, the Bank will be required to increase its contributed equity capital by not less than an additional $100 million and maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.0 percent. As a result of the successful completion of the registered rights and best efforts offering in July 2010, the capital contribution requirement set forth in the Final Order has been satisfied. See “Note 12 — Subsequent Event.”
     We have also committed to the FRB to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our capital resources at June 30, 2010 do not currently satisfy our capital requirements for the foreseeable future and are not sufficient to offset additional problem assets. Further, should our asset quality continue to erode and require significant additional provision for credit losses, resulting in added future net operating losses at the Bank, our capital levels will additionally decline requiring the raising of more capital than the amount currently required to satisfy our agreements with our regulators. An inability to raise additional Capital when needed or comply with the terms of the Final Order or Agreement, raises substantial doubt about our ability to continue as a going concern.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
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
     As set forth above, on May 25, 2010, we entered into a definitive securities purchase agreement with Woori and are currently awaiting for approval from the regulatory agencies on the application filed on June 22, 2010. On July 27, 2010, we completed the registered rights and best efforts offering. We intend to contribute a substantial portion of the net proceeds from the Woori transaction as new capital into Hanmi Bank. However, we cannot provide assurance that we will be successful in consummating the transaction with Woori.
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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
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
     Securities classified as Level 3 investment securities are preferred stocks that are not traded in the market. As such, no observable market data for the instrument is available. This necessitates the use of significant unobservable inputs into the Company’s proprietary valuation model. The fair value of the securities is determined by discounting contractual cash flows at a discount rate derived from a synthetic bond-rating method. This method relies on significant unobservable assumptions such as default spread and expected cash flows, and therefore, the Company has determined that classification of the instrument as Level 3 is appropriate.
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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
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
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three and six months periods ended June 30, 2010.
     As of June 30, 2010, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	June 30,
	Assets	Characteristics	Inputs	2010
	(In Thousands)
ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$57,195	$—	$57,195
U.S. Government Agency Securities	95,172	—	—	95,172
Collateralized Mortgage Obligations	—	19,291	—	19,291
Asset-Backed Securities	—	7,911	—	7,911
Municipal Bonds	—	5,318	—	5,318
Other Securities	—	3,309	1,258	4,567

Total Debt Securities Available for Sale	$95,172	$93,024	$1,258	$189,454

Equity Securities Available for Sale:
Financial Service Industry	$784	—	—	$784

Total Equity Securities Available for Sale	$784	$—	$—	$784

Total Securities Available for Sale	$95,956	$93,024	$1,258	$190,238

Servicing Assets	$—	$—	$3,356	$3,356

LIABILITIES:
Servicing Liabilities	$—	$—	$193	$193
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	April 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	June 30,
	2010	Settlements	in Earnings	Income	of Level 3	2010
	(In Thousands)
ASSETS:
Securities Available for Sale:
Other Securities	$1,258	$—	$—	$—	$—	$1,258
Servicing Assets	$3,590	$—	$(234)	$—	$—	$3,356

LIABILITIES:
Servicing Liabilities	$(200)	$—	$7	$—	$—	$(193)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	June 30,
	2010	Settlements	in Earnings	Income	of Level 3	2010
	(In Thousands)
ASSETS:
Securities Available for Sale:
Other Securities	$1,258	$—	$—	$—	$—	$1,258
Servicing Assets	$3,842	$—	$(486)	$—	$—	$3,356

LIABILITIES:
Servicing Liabilities	$(216)	$—	$23	$—	$—	$(193)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of June 30, 2010, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2		Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With		Significant	Balance as of
	for Identical	Identical		Unobservable	June 30,
	Assets	Characteristics		Inputs	2010
	(In Thousands)
ASSETS:
Loans Held for Sale	$—	$30,544	(1)	$—	$30,544
Impaired Loans	$—	$235,899	(2)	$—	$235,899
Other Real Estate Owned	$—	$24,064	(3)	$—	$24,064
Other Intangible Assets	$—	$—		$2,754	$2,754

(1)	Includes commercial property loans of $14.8 million, commercial term loan of $8.8 millions, and SBA loans of $6.9 million.

(2)	Includes real estate loans of $100.9 million and commercial and industrial loans of $134.9 million.

(3)	Includes real estate loans of $20.3 million and commercial and industrial loans of $3.7 million.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The estimated fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$250,745	$250,745	$154,110	$154,110
Investment Securities Held to Maturity	856	859	869	871
Investment Securities Available for Sale	190,238	190,238	132,420	132,420
Loans Receivable, Net of Allowance for Loan Losses	2,326,759	2,297,093	2,674,064	2,573,080
Accrued Interest Receivable	7,802	7,802	9,492	9,492
Investment in Federal Home Loan Bank Stock	29,556	29,556	30,697	30,697
Investment in Federal Reserve Bank Stock	6,783	6,783	7,878	7,878

Financial Liabilities:
Noninterest-Bearing Deposits	574,843	574,843	556,306	556,306
Interest-Bearing Deposits	2,000,271	2,003,379	2,193,021	2,197,866
Borrowings	239,284	239,947	236,453	237,354
Accrued Interest Payable	14,024	14,024	12,606	12,606

Off-Balance Sheet Items:
Commitments to Extend Credit	150,661	182	262,821	177
Standby Letters of Credit	17,665	56	17,225	37
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
     Investment in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stock — The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.
     Interest-Bearing Deposits — The fair value of interest-bearing deposits, such as certificates of deposit, was estimated based on discounted cash flows. The discount rate used was based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
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
NOTE 4 — INVESTMENT SECURITIES
     The following is a summary of investment securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
June 30, 2010:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	160	3	—	163

	$856	$3	$—	$859

December 31, 2009:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	173	2	—	175

	$869	$2	$—	$871

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     The following is a summary of investment securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In Thousands)
June 30, 2010:
Mortgage-Backed Securities (1)	$54,788	$2,407	$—	$57,195
U.S. Government Agency Securities	94,660	512	—	95,172
Collateralized Mortgage Obligations (1)	18,912	379	—	19,291
Asset-Backed Securities	7,587	324	—	7,911
Municipal Bonds	5,265	88	(35)	5,318
Other Securities	4,230	361	(24)	4,567
Equity Securities	511	273	—	784

	$185,953	$4,344	$(59)	$190,238

December 31, 2009:
Mortgage-Backed Securities (1)	$65,218	$1,258	$144	$66,332
U.S. Government Agency Securities	33,325	—	562	32,763
Collateralized Mortgage Obligations (1)	12,520	269	—	12,789
Asset-Backed Securities	8,127	61	—	8,188
Municipal Bonds	7,369	82	92	7,359
Other Securities	3,925	332	62	4,195
Equity Securities	511	283	—	794

	$130,995	$2,285	$860	$132,420

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
     The amortized cost and estimated fair value of investment securities at June 30, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	42,574	42,698	696	696
Over Five Years Through Ten Years	48,708	49,229	—	—
Over Ten Years	20,460	21,041	—	—
Mortgage-Backed Securities	54,788	57,195	160	163
Collateralized Mortgage Obligations	18,912	19,291	—	—
Equity Securities	511	784	—	—

	$185,953	$190,238	$856	$859

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2010 and December 31, 2009:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
					(In Thousands)
June 30, 2010:
Mortgage-Backed Securities	$—	$—	—	$—	$—	—	$—	$—	—
Municipal Bonds	8	307	1	27	846	1	35	1,153	2
U.S. Government Agency Securities	—	—	—	—	—	—	—	—	—
Other Securities	—	—	—	24	976	1	24	976	1

	$8	$307	1	$51	$1,822	2	$59	$2,129	3

December 31, 2009:
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Other Securities	24	1,976	2	38	961	1	62	2,937	3

	$742	$49,627	12	$118	$1,754	2	$860	$51,381	14

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2010 and December 31, 2009 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2010. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2010 and December 31, 2009 are not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2010 and December 31, 2009 are warranted.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     Investment securities available for sale with carrying values of $70.3 million and $91.6 million as of June 30, 2010 and December 31, 2009, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
     Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$—	$1	$210	$1,277
Gross Realized Losses on Sales of Investment Securities	—	—	(105)	(109)

Net Realized Gains on Sales of Investment Securities	$—	$1	$105	$1,168

Proceeds from Sales of Investment Securities	$—	$—	$3,252	$38,448
Tax Expense on Sales of Investment Securities	$—	$—	$45	$491
     For the three months ended June 30, 2010, $1.9 million ($1.1 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income. For the three months ended June 30, 2009, $226,000 ($131,000, net of income taxes) of net unrealized losses arose during the period and was included in comprehensive income. For the six months ended June 30, 2010, $2.9 million ($1.7 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and $99,000 ($57,000, net of income taxes) of previously net unrealized gains were realized in earnings. For the six months ended June 30, 2009, $3.2 million ($1.9 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and $975,000 ($565,000, net of income taxes) of previously net unrealized gains were realized in earnings.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 5 — LOANS
Loans Receivable
     Loans receivable consisted of the following as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Real Estate Loans:
Commercial Property	$772,231	$839,598
Construction	72,361	126,350
Residential Property	69,374	77,149

Total Real Estate Loans	913,966	1,043,097

Commercial and Industrial Loans: (1)
Commercial Term Loans	1,255,256	1,420,034
SBA Loans	115,667	134,521
Commercial Lines of Credit	85,758	101,159
International Loans	47,267	53,488

Total Commercial and Industrial Loans	1,503,948	1,709,202

Consumer Loans	55,790	63,303

Total Gross Loans	2,473,704	2,815,602

Deferred Loan Fees	(822)	(1,552)
Allowance for Loan Losses	(176,667)	(144,996)

Loans Receivable, Net	$2,296,215	$2,669,054

(1)	Commercial and industrial loans include owner-occupied property loans of $995.1 million and $1.15 billion as of June 30, 2010 and December 31, 2009, respectively.
     Accrued interest on loans receivable amounted to $7.0 million and $8.8 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, loans receivable totaling $1.22 billion and $1.38 billion, respectively, was pledged to secure FHLB advances and the Fed Discount Window.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the			As of and for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$177,820	$144,996	$104,943	$144,996	$70,986

Actual Charge-Offs	(40,718)	(30,114)	(24,332)	(70,832)	(36,848)
Recoveries on Loans Previously Charged Off	1,772	3,721	735	5,493	1,438

Net Loan Charge-Offs	(38,946)	(26,393)	(23,597)	(65,339)	(35,410)

Provision Charged to Operating Expenses	37,793	59,217	23,922	97,010	69,692

Balance at End of Period	$176,667	$177,820	$105,268	$176,667	$105,268

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,655	$3,876	$4,279	$3,876	$4,096
Provision Charged to Operating Expenses	(293)	(1,221)	12	(1,514)	195

Balance at End of Period	$2,362	$2,655	$4,291	$2,362	$4,291

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 5 — LOANS (Continued)
Impaired Loans
     The following table provides information on impaired loans as of the dates indicated:

	Amount	Allowance
	(In Thousands)
June 30, 2010:
With No Allocated Allowance:
Without Charge-Offs	$86,336	$—
With Charge-Offs	83,208	—

	$169,544	$—

With Allocated Allowance:
Without Charge-Offs	$42,271	$24,279
With Charge-Offs	50,565	4,202

	$92,836	$28,481

December 31, 2009:
With No Allocated Allowance:
Without Charge-Offs	$44,055	$—
With Charge-Offs	84,674	—

	$128,729	$—

With Allocated Allowance:
Without Charge-Offs	$41,476	$20,413
With Charge-Offs	30,529	2,735

	$72,005	$23,148

     The average recorded investment in impaired loans was $350.0 million and $209.0 million for the six months ended June 30, 2010 and 2009, respectively.
     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$5,795	$6,653	$11,364	$11,830
Less: Interest Income Recognized on Impaired Loans	(2,277)	(3,604)	(5,048)	(5,259)

Interest Foregone on Impaired Loans	$3,518	$3,049	$6,316	$6,571

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 5 — LOANS (Continued)
     There were no commitments to lend additional funds to borrowers whose loans are included above.
Non-Performing Assets
     The following table details non-performing assets as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$77,867	$58,927
Construction	9,823	15,185
Residential Property	2,612	3,335
Commercial and Industrial Loans:
Commercial Term Loans	116,108	102,677
Commercial Lines of Credit	4,038	1,906
SBA Loans	30,601	35,609
International Loans	566	739
Consumer Loans	518	622

Total Non-Accrual Loans	242,133	219,000

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Consumer Loans	—	67

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	—	67

Total Non-Performing Loans	242,133	219,067

Other Real Estate Owned	24,064	26,306

Total Non-Performing Assets	$266,197	$245,373

Non-Performing Loans as a Percentage of Total Gross Loans	9.67%	7.77%
Non-Performing Assets as a Percentage of Total Assets	9.13%	7.76%

Troubled Debt Restructurings on Accrual Status	$21,831	$—

     Non-performing loans increased by $23.1 million, or 10.5 percent, to $242.1 million as of June 30, 2010, compared to $219.1 million as of December 31, 2009. Loans on non-accrual status totaled $242.1 million and $219.0 million as of June 30, 2010 and December 31, 2009, respectively. Delinquent loans on accrual status (defined as performing loans with 30 to 89 days past due) were $21.7 million as of June 30, 2010, compared to $41.2 million as of December 31, 2009, representing a 47.3 percent decrease.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 6 — INCOME TAXES
     Under GAAP, a valuation allowance must be recorded if it is “more likely than not” that such deferred tax assets will not be realized. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets on a quarterly basis.
     In conducting our regular quarterly evaluation, we decided to keep establishing a deferred tax asset valuation allowance as of June 30, 2010 based primarily upon the existence of a three-year cumulative loss including management’s current projected results for the year ending December 31, 2010. Although our current financial forecasts indicate that sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined as of June 30, 2010.
     During the second quarter of 2010, we recorded a valuation allowance of $14.2 million against our deferred tax assets, totaling $83.0 million of valuation allowance as of June 30, 2010. We have $1.2 million of net deferred tax liabilities as of June 30, 2010.
NOTE 7 — SHARE-BASED COMPENSATION
Share-Based Compensation Expense
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In Thousands)
Share-Based Compensation Expense	$280	$247	$486	$489
Related Tax Benefits	$118	$104	$205	$206
Unrecognized Share-Based Compensation Expense
     As of June 30, 2010, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$923	1.3 years
Restricted Stock Awards	261	3.6 years

Total Unrecognized Share-Based Compensation Expense	$1,184	1.8 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 7 — SHARE-BASED COMPENSATION (Continued)
Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended June 30, 2010:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,137,515	$11.55	6.0 years	$—

Options Exercised	(16,000)	$1.35	8.8 years
Options Expired	(3,200)	$15.20	4.5 years
Options Forfeited	(600)	$18.00	5.8 years

Options Outstanding at End of Period	1,117,715	$11.68	5.7 years	$—

Options Exercisable at End of Period	832,315	$13.47	4.9 years	$—
     The table below provides stock option information for the six months ended June 30, 2010:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,180,358	$11.78	6.2 years	$—

Options Exercised	(16,000)	$1.35	8.8 years
Options Expired	(40,443)	$18.07	5.0 years
Options Forfeited	(6,200)	$16.81	6.7 years

Options Outstanding at End of Period	1,117,715	$11.68	5.7 years	$—

Options Exercisable at End of Period	832,315	$13.47	4.9 years	$—
     Total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $14,000 and there was no option exercised during the same period of 2009.
Restricted Stock Awards
     The table below provides restricted stock award information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted Stock at Beginning of Period	183,400	$1.87	183,400	$1.87

Restricted Stock Vested	(35,000)	$1.40	(35,000)	$1.40

Restricted Stock at End of Period	148,400	$1.99	148,400	$1.99

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 8 — EARNINGS (LOSS) PER SHARE
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
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2010			2009
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Loss	Shares	Amount	Loss	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended June 30:
Basic EPS	$(29,257)	51,036,573	$(0.57)	$(9,535)	45,924,767	$(0.21)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	—	—

Diluted EPS	$(29,257)	51,036,573	$(0.57)	$(9,535)	45,924,767	$(0.21)

Six Months Ended June 30:
Basic EPS	$(78,743)	51,017,885	$(1.54)	$(26,731)	45,907,998	$(0.58)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	—	—

Diluted EPS	$(78,743)	51,017,885	$(1.54)	$(26,731)	45,907,998	$(0.58)

     For the three and six months ended June 30, 2010 and 2009, there were 1,266,115 and 1,562,117 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 9 — OFF-BALANCE SHEET COMMITMENTS (Continued)
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Commitments to Extend Credit	$150,661	$262,821
Standby Letters of Credit	17,665	17,225
Commercial Letters of Credit	13,695	13,544
Unused Credit Card Lines	24,191	23,408

Total Undisbursed Loan Commitments	$206,212	$316,998

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 11 — LIQUIDITY (Continued)
Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2010. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of June 30, 2010, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $2.6 million, down from $3.5 million as of December 31, 2009.
Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. As of June 30, 2010, the Bank was considered to be “undercapitalized” under the regulatory framework for prompt corrective action, as the Bank’s total risk-based capital ratio fell below 8%. Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. On May 29, 2009, the FDIC approved a final rule to implement new interest rate restrictions on institutions that are not “well capitalized.” The rule, which became effective on January 1, 2010, limits the interest rate paid by such institutions to 75 basis points above a national rate, as derived from the interest rate average of all institutions. According to the FDIC’s Financial Institution Letter, FIL-69-2009, requires institutions that are not well capitalized must use national rate caps to determine conformance for non-local depositors beginning January 1, 2010 and for local depositors beginning March 1, 2010. Due to the FDIC’s rules, the Bank is currently restricted from accepting brokered deposits and offering deposit rates above the national rate caps.
     In an effort to preserve liquidity under the restrictions, the Bank deployed innovative products, such as Advantage and Diamond Freedom CDs, and utilized Internet rate service providers in the month of March 2010. Through this campaign and the use of Internet rate service providers, the Bank achieved the objectives of maintaining adequate liquidity and reducing its reliance on brokered deposits. Total deposits decreased by $174.2 million, or 6.3 percent, from $2.75 billion as of December 31, 2009 to $2.58 billion as of June 30, 2010, primarily due to a $203.5 million decrease in brokered deposits. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2010, the Bank had no brokered deposits, and had only FHLB advances of $153.8 million that slightly decreased $162,000 during the first half of 2010.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of June 30, 2010, our total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $451.7 million and $297.9 million, respectively. The Bank’s FHLB borrowings as of June 30, 2010 totaled $153.8 million, representing 5.3 percent of total assets. As of August 9, 2010, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $451.7 million and $297.7 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Continued)
NOTE 11 — LIQUIDITY (Continued)
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $187.9 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $445.0 million, and had no borrowings as of June 30, 2010. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2009, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million. This line of credit will continue for a term of one year, and, unless amended or terminated, will automatically renew for successive one-year terms.
     Current market conditions have limited the Bank’s liquidity sources principally to secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. The Bank is currently restricted from accepting brokered deposits as a funding source. As of June 30, 2010, there were no brokered deposits. The Bank believes that it nonetheless has adequate liquidity resources to fund its obligations through an additional stock issuance in addition to its secured credit lines with the FHLB and Fed Discount Window.
NOTE 12 — SUBSEQUENT EVENTS
Rights and Best Efforts Public Offering
     In connection with the transactions contemplated by the securities purchase agreement with Woori discussed above, Hanmi Financial commenced a $120 million registered rights and best efforts offering on June 11, 2010. The price per share for our common stock issued in the registered rights and best efforts offering was $1.20. We conducted the registered rights and best efforts offering to raise equity capital and to provide our existing shareholders with the opportunity to purchase our common stock at the same price per share being offered to Woori pursuant to the terms of its securities purchase agreement. On July 27, 2010, we successfully completed the registered rights and best efforts offering of $120 million.
Securities Purchase Agreement with Woori
     On July 28, 2010, our stockholders approved the increase in our authorized shares of common stock from 200 million to 500 million and the issuance of up to 200 million shares of our common stock to Woori to the securities purchase agreement. Woori and Hanmi Financial are currently awaiting approval from the regulatory agencies and satisfaction of other closing conditions to consummate the transactions contemplated by the securities purchase agreement. We cannot provide any assurance that the transactions contemplated by the securities purchase agreement with Woori will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2010. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:
•	our ability to continue as going concern;

•	closure of Hanmi Bank and appointment of the Federal Deposit Insurance Corporation as receiver;

•	failure to complete the transaction contemplated by the securities purchase agreement with Woori;

•	failure to raise enough capital to support our operations or meet our regulatory requirements;

•	failure to maintain adequate levels of capital to support our operations;

•	a significant number of customers failing to perform under their loans and other terms of credit agreements;

•	the effect of regulatory orders we have entered into and potential future supervisory actions against us or Hanmi Bank;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits;

•	sources of liquidity available to us and to Hanmi Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;

•	adverse changes in domestic or global financial markets, economic conditions or business conditions;

•	regulatory restrictions on Hanmi Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;

•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	failure to attract or retain our key employees;

•	adequacy of our allowance for loan losses;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in financial markets that may result in impairment charges relating to our securities portfolio;

•	competition in our primary market areas;

•	demographic changes in our primary market areas;

•	global hostilities, acts of war or terrorism, including but not limited to, conflict between North and South Korea;

•	significant government regulations, legislation and potential changes thereto; and

•	other risks described herein and in the other reports and statements we file with the SEC.

     For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Form 10-Q under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.” Also, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
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

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,611,178	$3,282,152	$2,688,012	$3,315,434
Average Investment Securities	$158,543	$179,129	$142,034	$180,698
Average Interest-Earning Assets	$2,965,975	$3,786,788	$2,988,332	$3,796,434
Average Total Assets	$2,978,245	$3,897,158	$3,031,917	$3,922,648
Average Deposits	$2,617,738	$3,223,309	$2,640,224	$3,212,728
Average Borrowings	$240,189	$386,477	$248,614	$413,117
Average Interest-Bearing Liabilities	$2,292,121	$3,083,774	$2,326,367	$3,099,465
Average Stockholders’ Equity	$91,628	$240,207	$114,651	$252,658

PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$(0.57)	$(0.21)	$(1.54)	$(0.58)
Earnings (Loss) Per Share — Diluted	$(0.57)	$(0.21)	$(1.54)	$(0.58)
Common Shares Outstanding	51,198,390	46,130,967	51,198,390	46,130,967
Book Value Per Share (2)	$1.43	$5.18	$1.43	$5.18

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	(3.94%)	(0.98%)	(5.24%)	(1.37%)
Return on Average Stockholders’ Equity (3) (5)	(128.07%)	(15.92%)	(138.50%)	(21.34%)
Efficiency Ratio (6)	75.11%	83.36%	75.75%	70.53%
Net Interest Spread (7)	3.17%	1.90%	3.22%	1.90%
Net Interest Margin (8)	3.56%	2.49%	3.62%	2.49%
Average Stockholders’ Equity to Average Total Assets	3.08%	6.16%	3.78%	6.44%

SELECTED CAPITAL RATIOS: (9)
Total Risk-Based Capital Ratio:
Hanmi Financial	7.31%	10.72%
Hanmi Bank	7.35%	10.70%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	3.69%	9.43%
Hanmi Bank	6.02%	9.42%
Tier 1 Leverage Ratio:
Hanmi Financial	3.06%	8.02%
Hanmi Bank	4.99%	8.01%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (10)	9.67%	5.30%	9.67%	5.30%
Non-Performing Assets to Total Assets (11)	9.13%	5.20%	9.13%	5.20%
Net Loan Charge-Offs to Average Total Gross Loans (12)	5.98%	2.88%	4.90%	2.15%
Allowance for Loan Losses to Total Gross Loans	7.05%	3.33%	7.05%	3.33%
Allowance for Loan Losses to Non-Performing Loans	72.96%	62.92%	72.96%	62.92%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Total stockholders’ equity divided by common shares outstanding.

(3)	Calculation based upon annualized net loss.

(4)	Net loss divided by average total assets.

(5)	Net loss divided by average stockholders’ equity.

(6)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(9)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(10)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.

(11)	Non-performing assets consist of non-performing loans (see footnote (10) above) and other real estate owned.

(12)	Calculation based upon annualized net loan charge-offs.

EXECUTIVE OVERVIEW
     Our operating results improved in the second quarter of 2010 as compared to the first quarter of 2010. During the second quarter of 2010, we incurred net loss of $29.3 million, or $(0.57) per share compared to the prior quarter’s net loss of $49.5 million, or $(0.97) per share. The loss for the three months ended June 30, 2010 was primarily driven by provisions for credit losses of $37.5 million. Although this second quarter provision represents a substantial reduction from $58.0 million in the prior quarter and $77.0 million in the fourth quarter of 2009, we believe that our credit costs will continue to be at elevated levels for the next few quarters as a result of among other things, challenges facing our borrowers, difficult economic conditions in our regional market and the sustained weakness in the national economy.
     For the first half of 2010, our total assets decreased by $247.8 million or 7.8 percent to $2.91 billion with $2.50 billion in total gross loans and $2.58 billion in total deposits as of June 30, 2010. We continued to undertake aggressive actions to proactively manage our credit risk exposure through accelerated problem loan resolutions, prudent charge-offs of loans lacking cash flow and collateral equity, sales of problem and non-performing loans, and enhanced methodology for allowance for loan losses to better allocate reserves according to more specified portfolio risks. As a result of aforementioned strategic actions, we were able to improve our credit risk profile by reducing our non-performing loans to $242.1 million as of June 30, 2010, representing a decrease of 7.7 percent from the prior quarter’s $262.2 million. Our allowance for loan losses were $176.7 million as of June 30, 2010 and allowance coverage ratios were improved to 7.05 percent of gross loans and 72.96 percent of total non-performing loans as compared with 6.63 percent and 67.81 percent, respectively, as of March 31, 2010.
     Despite challenging economic conditions, we successfully maintained a strong liquidity position with $440.1 million in cash and marketable securities as of June 30, 2010. We believe our marketing efforts enhanced core deposits while reducing wholesale funds and rate sensitive deposits. Non-time deposits increased to $1.14 billion dollars, representing 44% of total deposits at the end of the second quarter as compared to $1.06 billion and 32% at June 30, 2009. Between June 30, 2009 and June 30, 2010, we reduced our brokered deposits to zero and our borrowings from the FHLB to $154 million as compared with $432 million and $211 million, respectively a year ago. As a result of these changes in our funding mix, our average funding cost decreased 11 bps to 1.73% in the second quarter of 2010 as compared to 1.84% in the first quarter of 2010, and by 146 bps from 3.19% for the second quarter of 2009.
Recent Developments
     We entered into a definitive securities purchase agreement with Woori Finance Holdings Co. Ltd. (“Woori”) on May 25, 2010, which provides that upon consummation, we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million. In addition, pursuant to the terms of the securities purchase agreement, Woori has the option to purchase an additional 25 million shares of our common stock at a purchase price per share of $1.20. On July 28, 2010, our stockholders approved an amendment to our certificate of incorporation to increase our authorized shares of common stock from 200 million to 500 million and approved the issuance of up to 200 million shares of our common stock to Woori. The closing of the transactions with Woori is subject to various closing conditions, including, among others, the receipt of certain required governmental and regulatory approvals, including the approval of the Federal Reserve Board, the California Department of Financial Institutions and the Korean Financial Services Commission. If the transaction with Woori is completed, Woori will own a majority of our outstanding shares of common stock. We cannot provide any assurance that the transactions with Woori will be consummated on the terms set forth in the securities purchase agreement or at all.
     Furthermore, on June 11, 2010 we commenced a $120 million registered rights and best efforts offering. The price per share for our common stock issued in the registered rights and best efforts offering was $1.20. We conducted the registered rights and best efforts offering to raise equity capital and to provide our existing shareholders with the opportunity to purchase our common stock at the same price per share being offered to Woori pursuant to the terms of its securities purchase agreement. On July 27, 2010, we successfully completed the registered rights and best efforts offering of $120 million. Hanmi Financial received net proceeds of approximately $116.7 million, in conjunction with this registered rights and best efforts offering. As a result, we have been able to satisfy the requirement in the Final Order that we increase the Bank’s contributed equity capital by not less than an additional $100 million by July 31, 2010.

Outlook for the Remainder of 2010
     Our priorities for the remainder of 2010 are to improve credit quality and consummate the transaction contemplated by the securities purchase agreement with Woori.
     Under the Final Order, Hanmi Bank is required to increase its capital and maintain certain capital ratios prior to certain dates specified in the Final Order. Further, under the Written Agreement and based on the most recent capital ratios of Hanmi Bank, we and Hanmi Bank are required to submit a capital plan and maintain sufficient capital that is satisfactory to the Federal Reserve Bank. We believe that we need the additional capital from the transaction with Woori to provide us with adequate capital resources to support our business, our levels of problem assets and our operations. If we consummate the transactions with Woori, we anticipate that we will be positioned to strengthen and grow our operations and activities. However, there can be no assurance that the transaction with Woori will be consummated.
     We expect our credit quality to remain a challenge for 2010 and anticipate elevated levels of problem assets, reserves and charge-offs. A number of initiatives have been implemented in an effort to minimize our continuously deteriorating credit quality. We will continue to refine our credit risk management system to meet the changing external and internal environments.
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

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2010			June 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,611,178	$34,486	5.30%	$3,282,152	$44,718	5.46%
Municipal Securities (2)	7,484	119	6.36%	59,222	956	6.46%
Obligations of Other U.S. Government Agencies	65,894	560	3.40%	13,177	144	4.37%
Other Debt Securities	85,165	800	3.76%	106,730	1,226	4.59%
Equity Securities (5)	37,979	123	1.30%	41,532	153	1.47%
Federal Funds Sold	12,198	16	0.52%	135,362	112	0.33%
Term Federal Funds Sold	7,253	11	0.61%	147,692	695	1.88%
Interest-Earning Deposits	138,824	99	0.29%	921	11	4.78%

Total Interest-Earning Assets (2)	2,965,975	36,214	4.90%	3,786,788	48,015	5.09%

Noninterest-Earning Assets:
Cash and Cash Equivalents	68,536			78,781
Allowance for Loan Losses	(182,103)			(115,116)
Other Assets	125,837			146,705

Total Noninterest-Earning Assets	12,270			110,370

TOTAL ASSETS	$2,978,245			$3,897,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$125,016	922	2.96%	$84,588	527	2.50%
Money Market Checking and NOW Accounts	458,137	1,217	1.07%	319,319	1,426	1.79%
Time Deposits of $100,000 or More	1,090,412	5,057	1.86%	1,313,683	12,108	3.70%
Other Time Deposits	378,367	1,617	1.71%	979,707	8,625	3.53%
Federal Home Loan Bank Advances	153,859	339	0.88%	302,220	1,010	1.34%
Other Borrowings	3,924	31	3.17%	1,851	2	0.43%
Junior Subordinated Debentures	82,406	692	3.37%	82,406	846	4.12%

Total Interest-Bearing Liabilities	2,292,121	9,875	1.73%	3,083,774	24,544	3.19%

Noninterest-Bearing Liabilities:
Demand Deposits	565,806			526,012
Other Liabilities	28,690			47,165

Total Noninterest-Bearing Liabilities	594,496			573,177

Total Liabilities	2,886,617			3,656,951
Stockholders’ Equity	91,628			240,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,978,245			$3,897,158

NET INTEREST INCOME		$26,339			$23,471

NET INTEREST SPREAD (2) (3)			3.17%			1.90%

NET INTEREST MARGIN (2) (4)			3.56%			2.49%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $477,000 and $504,000 for the three months ended June 30, 2010 and 2009, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and investment in Federal Reserve Bank stock.

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

	Three Months Ended June 30, 2010 vs.
	Three Months Ended June 30, 2009
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
		(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(8,898)	$(1,334)	$(10,232)
Municipal Securities	(823)	(14)	(837)
Obligations of Other U.S. Government Agencies	455	(39)	416
Other Debt Securities	(224)	(202)	(426)
Equity Securities	(13)	(17)	(30)
Federal Funds Sold	(138)	42	(96)
Term Federal Funds Sold	(399)	(285)	(684)
Interest-Earning Deposits	107	(19)	88

Total Interest and Dividend Income	(9,933)	(1,868)	(11,801)

Interest Expense:
Savings	286	109	395
Money Market Checking and NOW Accounts	490	(699)	(209)
Time Deposits of $100,000 or More	(1,797)	(5,254)	(7,051)
Other Time Deposits	(3,812)	(3,196)	(7,008)
Federal Home Loan Bank Advances	(396)	(275)	(671)
Other Borrowings	4	25	29
Junior Subordinated Debentures	—	(154)	(154)

Total Interest Expense	(5,225)	(9,444)	(14,669)

Change in Net Interest Income	$(4,708)	$7,576	$2,868

     For the three months ended June 30, 2010 and 2009, net interest income before provision for credit losses on a tax equivalent basis was $26.3 million and $23.1 million, respectively. Interest income decreased 24.6 percent to $36.2 million for the three months ended June 30, 2010 from $48.0 million for the same period in 2009 and interest expense decreased 59.8 percent to $9.9 million for the three months ended June 30, 2010 from $24.5 million for the same period in 2009. The net interest spread and net interest margin for the three months ended June 30, 2010 were 3.17 percent and 3.56 percent, respectively, compared to 1.90 percent and 2.49 percent, respectively, for the same period in 2009. The increase in net interest income was primarily due to lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns. This increase is partially offset by the impact of a higher level of nonaccrual loans.
     Average gross loans decreased by $671.0 million, or 20.4 percent, to $2.61 billion for the three months ended June 30, 2010 from $3.28 billion for the same period in 2009. Average interest-earning assets decreased by $820.8 million, or 21.7 percent, to $2.97 billion for the three months ended June 30, 2010 from $3.79 billion for the same period in 2009. The $820.8 million decrease in average interest earning assets for the three months ended June 30, 2010 was attributable primarily to our preplanned deleveraging strategy implemented since early 2009. Consistent with this strategy, the average interest-bearing liabilities decreased by $791.7 million, or 25.7 percent to $2.29 billion for the three months ended June 30, 2010 from $3.08 billion for the same period in 2009. Average FHLB advances decreased by $148.4 million, or 49.1 percent, to $153.9 million for the three months ended June 30, 2010 from $302.2 million for the same period in 2009.
     The yield on average interest-earning assets decreased by 19 basis points from 5.09 percent for the three months ended June 30, 2009 to 4.90 percent for the same period in 2010, primarily reflecting a decrease in the average yield on loans. Total loan interest and fee income decreased by $10.2 million, or 22.9 percent to $34.5 million for the three months ended June 30, 2010 from $44.7 million for the same period in 2009 due primarily to a 20.4 percent decrease in the average gross loans. The average yield on loans decreased from 5.46 percent for the three months ended June 30, 2009 to 5.30 percent for the same period in 2010. This decrease resulted from an increase in our overall level of nonaccrual loans. Our interest income reversal on nonaccrual loans increased by $180,000, or 20.2 percent from $885,000 for the three months ended June 30, 2009 to $1.1 million for the same period in 2010. The average cost on interest-bearing liabilities significantly decreased by 146 basis points from 3.19 percent for the three months ended June 30, 2009 to 1.73 percent for the same period in 2010. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through successful core deposits campaigns in the second half of 2009. Total average non-time deposits, a low-cost funding source, increased by $219.0 million, or 23.6 percent, to $1.15 billion for the three months ended June 30, 2010 from $929.9 million for the same period in 2009.
Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Six Months Ended
	June 30, 2010			June 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,688,012	$71,181	5.34%	$3,315,434	$89,803	5.46%
Municipal Securities (2)	7,517	237	6.31%	59,055	1,945	6.59%
Obligations of Other U.S. Government Agencies	49,100	943	3.84%	11,387	240	4.22%
Other Debt Securities	85,417	1,500	3.51%	110,256	2,480	4.50%
Equity Securities (5)	38,671	248	1.28%	41,629	306	1.47%
Federal Funds Sold	13,152	33	0.50%	115,086	194	0.34%
Term Federal Funds Sold	3,646	11	0.60%	143,044	1,395	1.95%
Interest-Earning Deposits	102,817	154	0.30%	543	13	4.79%

Total Interest-Earning Assets (2)	2,988,332	74,307	5.01%	3,796,434	96,376	5.12%

Noninterest-Earning Assets:
Cash and Cash Equivalents	67,850			81,402
Allowance for Loan Losses	(169,768)			(93,851)
Other Assets	145,503			138,663

Total Noninterest-Earning Assets	43,585			126,214

TOTAL ASSETS	$3,031,917			$3,922,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$120,347	1,745	2.92%	$83,315	1,032	2.50%
Money Market Checking and NOW Accounts	508,248	2,839	1.13%	331,270	3,280	2.00%
Time Deposits of $100,000 or More	1,007,693	9,734	1.95%	1,196,816	22,430	3.78%
Other Time Deposits	441,465	4,198	1.92%	1,074,947	18,729	3.51%
Federal Home Loan Bank Advances	163,407	685	0.85%	329,056	2,122	1.30%
Other Borrowings	2,801	31	2.23%	1,655	2	0.24%
Junior Subordinated Debentures	82,406	1,361	3.33%	82,406	1,834	4.49%

Total Interest-Bearing Liabilities	2,326,367	20,593	1.79%	3,099,465	49,429	3.22%

Noninterest-Bearing Liabilities:
Demand Deposits	562,471			526,380
Other Liabilities	28,428			44,145

Total Noninterest-Bearing Liabilities	590,899			570,525

Total Liabilities	2,917,266			3,669,990
Stockholders’ Equity	114,651			252,658

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,031,917			$3,922,648

NET INTEREST INCOME		$53,714			$46,947

NET INTEREST SPREAD (3)			3.22%			1.90%

NET INTEREST MARGIN (4)			3.62%			2.49%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $927,000 and $895,000 for the six months ended June 30, 2010 and 2009, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and investment in Federal Reserve Bank stock.

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

	Six Months Ended June 30, 2010 vs.
	Six Months Ended June 30, 2009
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(16,655)	$(1,967)	$(18,622)
Municipal Securities	(1,628)	(80)	(1,708)
Obligations of Other U.S. Government Agencies	768	(65)	703
Other Debt Securities	(496)	(484)	(980)
Equity Securities	(21)	(37)	(58)
Federal Funds Sold	(349)	188	(161)
Term Federal Funds Sold	(810)	(574)	(1,384)
Interest-Earning Deposits	188	(47)	141

Total Interest and Dividend Income	(19,003)	(3,066)	(22,069)

Interest Expense:
Savings	515	198	713
Money Market Checking and NOW Accounts	1,332	(1,773)	(441)
Time Deposits of $100,000 or More	(3,122)	(9,574)	(12,696)
Other Time Deposits	(8,206)	(6,325)	(14,531)
Federal Home Loan Bank Advances	(847)	(590)	(1,437)
Other Borrowings	2	27	29
Junior Subordinated Debentures	—	(473)	(473)

Total Interest Expense	(10,326)	(18,510)	(28,836)

Change in Net Interest Income	$(8,677)	$15,444	$6,767

     For the six months ended June 30, 2010 and 2009, net interest income before provision for credit losses on a tax equivalent basis was $53.7 million and $46.9 million, respectively. Interest income decreased 22.9 percent to $74.3 million for the six months ended June 30, 2010 from $96.4 million for the same period in 2009 and interest expense decreased 58.3 percent to $20.6 million for the three months ended June 30, 2010 from $49.4 million for the same period in 2009. The net interest spread and net interest margin for the six months ended June 30, 2010 were 3.22 percent and 3.62 percent, respectively, compared to 1.90 percent and 2.49 percent, respectively, for the same period in 2009. The increase in net interest income was primarily due to lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns. This increase is partially offset by the impact of a higher level of nonaccrual loans.
     Average gross loans decreased by $627.4 million, or 18.9 percent, to $2.69 billion for the six months ended June 30, 2010 from $3.32 billion for the same period in 2009. Average interest-earning assets decreased by $808.1 million, or 21.3 percent, to $2.99 billion for the six months ended June 30, 2010 from $3.80 billion for the same period in 2009. The $808.1 million decrease in average interest earning assets for the six months ended June 30, 2010 was attributable primarily to our preplanned deleveraging strategy implemented since early 2009. Consistent with this strategy, the average interest-bearing liabilities decreased by $773.1 million, or 24.9 percent to $2.33 billion for the six months ended June 30, 2010 from $3.10 billion for the same period in 2009. Average FHLB advances decreased by $165.6 million, or 50.3 percent, to $163.4 million for the six months ended June 30, 2010 from $329.1 million for the same period in 2009.
     The yield on average interest-earning assets decreased by 11 basis points from 5.12 percent for the six months ended June 30, 2009 to 5.01 percent for the same period in 2010, primarily reflecting a decrease in the average yield on loans. Total loan interest and fee income decreased by $18.6 million, or 20.7 percent to $71.2 million for the six months ended June 30, 2010 from $89.8 million for the same period in 2009 due primarily to an 18.9 percent decrease in the average gross loans. The average yield on loans decreased from 5.46 percent for the six months ended June 30, 2009 to 5.34 percent for the same period in 2010. This decrease resulted from an increase in our overall level of nonaccrual loans. Our interest income reversal on nonaccrual loans increased by $562,000, or 34.9 percent from $1.6 million for the six months ended June 30, 2009 to $2.2 million for the same period in 2010. The average cost on interest-bearing liabilities significantly decreased by 143 basis points from 3.22 percent for the six months ended June

30, 2009 to 1.79 percent for the same period in 2010. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through successful core deposits campaigns in the second half of 2009. Total average non-time deposits, a low-cost funding source, increased by $250.1 million, or 26.6%, to $1.19 billion for the six months ended June 30, 2010 from $941.0 million for the same period in 2009.
Provision for Credit Losses
     For the three months ended June 30, 2010 and 2009, the provision for credit losses was $37.5 million and $23.9 million, respectively. For the six months ended June 30, 2010 and 2009, the provision for credit losses was $95.5 million and $69.9 million, respectively. The increases in the provision for credit losses for both periods are attributable to increases in net charge-offs, non-performing loans and criticized and classified loans, reflecting a continued severe economic downturn and weakness in the loan portfolio. Net charge-offs increased $15.3 million, or 65.0 percent, from $23.6 million for the three months ended June 30, 2009 to $38.9 million for the same period in 2010. Non-performing loans increased from $219.1 million, or 7.77 percent of total gross loans, as of December 31, 2009 to $242.1 million, or 9.67 percent of total gross loans, as of June 30, 2010. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details. We continually assess the quality of our loan portfolio to determine whether additional provision for credit losses is necessary. We anticipate future provisions will be required to account for probable credit losses.
Non-Interest Income
     We earn non-interest income from five major sources: service charges on deposit accounts, insurance commissions, remittance fees, other service charges and fees and fees generated from international trade finance. In addition, we sell certain assets primarily for risk management purposes.
     Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
		(Dollars in Thousands)
Service Charges on Deposit Accounts	$3,602	$4,442	$(840)	(18.9%)
Insurance Commissions	1,206	1,185	21	1.8%
Remittance Fees	523	545	(22)	(4.0%)
Trade Finance Fees	412	499	(87)	(17.4%)
Other Service Charges and Fees	372	467	(95)	(20.3%)
Bank-Owned Life Insurance Income	235	227	8	3.5%
Net Gain on Sales of Investment Securities	—	1	(1)	—%
Net Gain on Sales of Loans	220	—	220	—%
Other Operating Income	106	214	(108)	(50.5%)

Total Non-Interest Income	$6,676	$7,580	$(904)	(11.9%)

     For the three months ended June 30, 2010, non-interest income was $6.7 million, a decrease of $904,000, or 11.9 percent, from $7.6 million for the same period in 2009. The decrease in non-interest income is primarily attributable to decreases in service charges on deposit accounts, partially offset by an increase in net gain on sales of loans.
     Service charges on deposit accounts decreased by $840,000, or 18.9 percent, from $4.4 million for the three months ended June 30, 2009 to $3.6 million for the same period in 2010. The decrease was primarily due to a decrease of $703,000 in NSF charges and a decrease in account analysis fees, reflecting the slowed business activities of our customer in the worsening economy.
     Fees generated from international trade finance decreased by $87,000, or 17.4 percent, from $499,000 for the three months ended June 30, 2009 to $412,000 for the same period in 2010. Trade finance fees relate primarily to import and export letters of credit. The decrease was primarily attributable to a decline in the volume of export letter of credit due to the continuation of stressed conditions in the international trade market.
     Other service charges and fees decreased by $95,000, or 20.3 percent, from $467,000 for the three months ended

June 30, 2009 to $372,000 for the same period in 2010. The decrease was primarily attributable to decreases in late charges on loans and loan application fees related to loan origination.
     Net gain on sale of loans increased by $220,000 for the three months ended June 30, 2010, compared to the same period in 2009. The increase resulted from increased sales activity in SBA loans, reflecting a recovery in the SBA secondary market. There were no sales activities for the three months ended June 30, 2009.
     Other operating income decreased by $108,000, or 50.5 percent, from $214,000 for the three months ended June 30, 2009 to $106,000 for the same period in 2010. The decrease was attributable primarily to an $89,000 decrease in foreign exchange gain driven by changes in exchange rates.
     Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009
     The following table sets forth the various components of non-interest income for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$7,328	$8,757	$(1,429)	(16.3%)
Insurance Commissions	2,484	2,367	117	4.9%
Remittance Fees	985	1,068	(83)	(7.8%)
Other Service Charges and Fees	784	950	(166)	(17.5%)
Trade Finance Fees	763	1,005	(242)	(24.1%)
Bank-Owned Life Insurance Income	466	461	5	1.1%
Net Gain on Sales of Loans	214	2	212	—%
Net Gain on Sales of Investment Securities	105	1,168	(1,063)	(91.0%)
Other Operating Income	552	280	272	97.1%

Total Non-Interest Income	$13,681	$16,058	$(2,377)	(14.8%)

     For the six months ended June 30, 2010, non-interest income was $13.7 million, a decrease of $2.4 million, or 14.8 percent, from $16.1 million for the same period in 2009. The decrease in non-interest income is primarily attributable to decreases in service charges on deposit accounts and a decrease in net gain on sales of investment securities.
     Service charges on deposit accounts decreased by $1.4 million, or 16.3 percent, from $8.8 million for the six months ended June 30, 2009 to $7.3 million for the same period in 2010. The decrease was primarily due to a decrease of $1.1 million in NSF charges and a decrease of $234,000 in account analysis fees, reflecting the slowed business activities of our customer in the worsening economy.
     Fees generated from international trade finance decreased by $242,000, or 24.1 percent, from $1.0 million for the six months ended June 30, 2009 to $763,000 for the same period in 2010. Trade finance fees relate primarily to import and export letters of credit. The decrease was primarily attributable to a decline in the volume of export letter of credit due to the continuation of stressed conditions in the international trade market.
     Other service charges and fees decreased by $166,000, or 17.5 percent, from $950,000 for the six months ended June 30, 2009 to $784,000 for the same period in 2010. The decrease was primarily attributable to decreases in late charges on loans and loan application fees related to loan origination.
     Net gain on sales of investment securities decreased by $1.1 million, or 91.0 percent, from $1.2 million for the six months ended June 30, 2009 to $105,000 for the same period in 2010. The decrease was due to a decline in sale transactions of investment securities as the Bank had no liquidity need requiring a liquidation of investment securities.
     Other operating income increased by $272,000, or 97.1 percent, from $280,000 for the six months ended June 30, 2009 to $552,000 for the same period in 2010. The increase was attributable primarily to a $274,000 recovery on a previously recorded loss on sale of OREO during the three months ended March 31, 2010. There was no such recovery for the same period in 2009.

Non-Interest Expense
     Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
		(Dollars in Thousands)
Salaries and Employee Benefits	$9,011	$8,508	$503	5.9%
Deposit Insurance Premiums and Regulatory Assessments	4,075	3,929	146	3.7%
Occupancy and Equipment	2,674	2,788	(114)	(4.1%)
Other Real Estate Owned Expense	1,718	1,502	216	14.4%
Data Processing	1,487	1,547	(60)	(3.9%)
Professional Fees	1,022	890	132	14.8%
Supplies and Communications	574	599	(25)	(4.2%)
Advertising and Promotion	503	624	(121)	(19.4%)
Loan-Related Expense	310	1,217	(907)	(74.5%)
Amortization of Other Intangible Assets	301	406	(105)	(25.9%)
Other Operating Expenses	3,090	3,595	(505)	(14.0%)

Total Non-Interest Expense	$24,765	$25,605	$(840)	(3.3%)

     For the three months ended June 30, 2010 and 2009, non-interest expense was $24.8 million and $25.6 million, respectively. The efficiency ratio for the three months ended June 30, 2010 was 75.11 percent, compared to 83.36 percent for the same period in 2009. The overall decrease in non-interest expense was primarily due to a $907,000 decrease in loan-related expenses and a $505,000 decrease in other operating expenses, partially offset by increases in salaries and employee benefits.
     Salaries and employee benefits increased $503,000, or 5.9 percent, from $8.5 million for the three months ended June 30, 2009 to $9.0 million for the same period in 2010. The increase was primarily due to an overall compensation increase of 2.9 percent and an increase in compensation expense due to higher overtime costs associated with responding to issues raised in regulatory examinations.
     Deposit insurance premiums and regulatory assessments increased $146,000, or 3.7 percent, from $3.9 million for the three months ended June 30, 2009 to $4.1 million for the same period in 2010. The increase was due to higher assessment rates for FDIC insurance on deposits, and was partially offset by the decrease in average total deposits and the absence of a special assessment imposed on each FDIC insured institution during the second quarter of 2009. The assessment rates increased by 23 basis points from 22 basis points for the three months ended June 30, 2009 to 45 basis points for the same period in 2010 resulting from the change in risk categories of the Bank. The average total deposits decreased $605.6 million, or 18.8 percent, from $3.22 billion for the three months ended June 30, 2009 to $2.62 billion for the same period in 2010.
     Other real estate owned expense increased $216,000, or 14.4 percent, from $1.5 million for the three months ended June 30, 2009 to $1.7 million for the same period in 2010. The increase was due primarily to a $960,000 property tax payment on OREO properties, partially offset by a $266,000 gain on the sale of OREO during the second quarter of 2010 and the absence of $324,000 loss on the sale of OREO that was recognized during the second quarter of 2009.
     Loan-related expense decreased $907,000, or 74.5 percent, from $1.2 million for the three months ended June 30, 2009 to $310,000 for the same period in 2010, primarily due to the absence of an $850,000 expense related to a legal settlement that was recognized during the second quarter of 2009.
     Other operating expenses decreased by $505,000 from $3.6 million for the three months ended June 30, 2009 to $3.1 million for the same period in 2010. The decrease was attributable primarily to a $724,000 decrease in impairment charges on an investment in a Community Reinvestment Act equity fund that was included in other assets, partially offset by a $423,000 increase in directors and officers liability insurance premium driven by the change in risk categories of the Bank.

     Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
		(Dollars in Thousands)
Salaries and Employee Benefits	$17,797	$16,011	$1,786	11.2%
Other Real Estate Owned Expense	7,418	1,645	5,773	350.9%
Deposit Insurance Premiums and Regulatory Assessments	6,299	5,419	880	16.2%
Occupancy and Equipment	5,399	5,672	(273)	(4.8%)
Data Processing	2,986	3,083	(97)	(3.1%)
Professional Fees	2,088	1,506	582	38.6%
Supplies and Communications	1,091	1,169	(78)	(6.7%)
Advertising and Promotion	1,038	1,193	(155)	(13.0%)
Loan-Related Expense	617	1,398	(781)	(55.9%)
Amortization of Other Intangible Assets	629	835	(206)	(24.7%)
Other Operating Expenses	5,627	6,024	(397)	(6.6%)

Total Non-Interest Expense	$50,989	$43,955	$7,034	16.0%

     For the six months ended June 30, 2010 and 2009, non-interest expense was $51.0 million and $44.0 million, respectively. The efficiency ratio for the six months ended June 30, 2010 was 75.75 percent, compared to 70.53 percent for the same period in 2009. The overall increase in non-interest expense was primarily due to a $5.8 million increase in OREO expense and an $880,000 increase in FDIC insurance premiums, partially offset by a $781,000 decrease in loan-related expense.
     Salaries and employee benefits increased $1.8 million, or 11.2 percent, from $16.0 million for the six months ended June 30, 2009 to $17.8 million for the same period in 2010. The increase was primarily due to the absence of reversal of a $2.5 million previously accrued liability on a post-retirement death benefit through an amendment to our bank-owned life insurance policy that was recognized during the first quarter of 2009.
     Other real estate owned expense increased $5.8 million from $1.6 million for the six months ended June 30, 2009 to $7.4 million for the same period in 2010. The increase was due primarily to a $5.5 million increase in our valuation allowance for six OREO properties resulting from the further declines in property values.
     Deposit insurance premiums and regulatory assessments increased $880,000, or 16.2 percent, from $5.4 million for the six months ended June 30, 2009 to $6.3 million for the same period in 2010. The increase was due to higher assessment rates for FDIC insurance on deposits, and was partially offset by the decrease in average total deposits and the absence of a special assessment imposed on each FDIC insured institution during the second quarter of 2009. The assessment rates increased by 23 basis points from 22 basis points for the six months ended June 30, 2009 to 45 basis points for the same period in 2010 resulting from the change in risk categories of the Bank. The average total deposits decreased $572.5 million, or 17.8 percent, from $3.21 billion for the six months ended June 30, 2009 to $2.64 billion for the same period in 2010.
     Loan-related expense decreased $781,000, or 55.9 percent, from $1.4 million for the six months ended June 30, 2009 to $617,000 for the same period in 2010, primarily due to the absence of an $850,000 expense related to a legal settlement that was recognized during the second quarter of 2009.
     Other operating expenses decreased by $397,000 from $6.0 million for the six months ended June 30, 2009 to $5.6 million for the same period in 2010. The decrease was attributable primarily to an $822,000 decrease in impairment charges on an investment in a Community Reinvestment Act equity fund that was included in other assets and a $288,000 decrease in director related fees, partially offset by an $844,000 increase in directors and officers liability insurance premium driven by the change in risk categories of the Bank.
Provision for Income Taxes
     For the three months ended June 30, 2010, income tax benefits of $36,000 were recognized on pre-tax losses of $29.3 million, representing an effective tax rate of 0.1 percent, compared to income tax benefits of $9.3 million recognized on pre-tax losses of $18.8 million, representing an effective tax rate of 49.3 percent, for the same period in 2009. For the six months ended June 30, 2010, income tax benefits of $431,000 were recognized on pre-tax losses of $79.2 million, representing an effective tax rate of 0.5 percent, compared to income tax benefits of $24.8 million recognized on pre-tax losses of $51.5 million, representing an effective tax rate of 48.1 percent, for the same period in 2009. The tax benefit recognized during the first half of 2010 was mostly due to the reversal of FIN 48 reserves related to lower assessment from the result of the State of California Franchise Tax Board audit for the tax year 2005 through 2007.
FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of June 30, 2010 or December 31, 2009. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.
     As of June 30, 2010, the investment portfolio was composed primarily of U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and municipal bonds. Investment securities available for sale were 99.6 percent and 99.4 percent of the total investment portfolio as of June 30, 2010 and December 31, 2009, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. Government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2010 and December 31, 2009.
     As of June 30, 2010, securities available for sale were $190.2 million, or 6.6 percent of total assets, compared to $132.4 million, or 4.2 percent of total assets, as of December 31, 2009. Securities available for sale, at fair value, increased $57.8 million, or 43.7 percent, from December 31, 2009 to June 30, 2010. The increase was due primarily to $95.1 million of purchases and a $2.9 million increase in fair market value adjustment, partially offset by $3.1 million of matured and called bonds, $14.0 million in principal repayments, and $3.1 million from the sale of securities.
     The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	June 30, 2010			December 31, 2009
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Investment Securities Held to Maturity:
Municipal Bonds	$696	$696	$—	$696	$696	$—
Mortgage-Backed Securities (1)	160	163	3	173	175	2

Total Investment Securities Held to Maturity	$856	$859	$3	$869	$871	$2

Investment Securities Available for Sale:
U.S. Government Agency Securities	94,660	95,172	512	33,325	32,763	(562)
Mortgage-Backed Securities (1)	$54,788	$57,195	$2,407	$65,218	$66,332	$1,114
Collateralized Mortgage Obligations (1)	18,912	19,291	379	12,520	12,789	269
Asset-Backed Securities	7,587	7,911	324	8,127	8,188	61
Municipal Bonds	5,265	5,318	53	7,369	7,359	(10)
Other Securities	4,230	4,567	337	3,925	4,195	270
Equity Securities	511	784	273	511	794	283

Total Investment Securities Available for Sale	$185,953	$190,238	$4,285	$130,995	$132,420	$1,425

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

     The amortized cost and estimated fair value of investment securities as of June 30, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	42,574	42,698	696	696
Over Five Years Through Ten Years	48,708	49,229	—	—
Over Ten Years	20,460	21,041	—	—
Mortgage-Backed Securities	54,788	57,195	160	163
Collateralized Mortgage Obligations	18,912	19,291	—	—
Equity Securities	511	784	—	—

	$185,953	$190,238	$856	$859

     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2010 and December 31, 2009:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment	Gross		Number	Gross		Number	Gross		Number
Securities	Unrealized	Estimated	of	Unrealized	Estimated	of	Unrealized	Estimated	of
Available for Sale	Losses	Fair Value	Securities	Losses	Fair Value	Securities	Losses	Fair Value	Securities
	(Dollars in Thousands)
June 30, 2010:
Mortgage-Backed Securities	$—	$—	—	$—	$—	—	$—	$—	—
Municipal Bonds	8	307	1	27	846	1	35	1,153	2
U.S. Government Agency Securities	—	—	—	—	—	—	—	—	—
Other Securities	—	—	—	24	976	1	24	976	1

	$8	$307	1	$51	$1,822	2	$59	$2,129	3

December 31, 2009:
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Other Securities	24	1,976	2	38	961	1	62	2,937	3

	$742	$49,627	12	$118	$1,754	2	$860	$51,381	14

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2010 and December 31, 2009 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2010. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of their amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2010 and December 31, 2009 are not other-than-temporarily impaired, and therefore, we do not believe that any impairment charges as of June 30, 2010 and December 31, 2009 are warranted.

Loan Portfolio
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property (1)	$787,084	$839,598	$(52,514)	(6.3%)
Construction	72,361	126,350	(53,989)	(42.7%)
Residential Property	69,374	77,149	(7,775)	(10.1%)

Total Real Estate Loans	928,819	1,043,097	(114,278)	(11.0%)

Commercial and Industrial Loans: (2)
Commercial Term Loans (3)	1,264,066	1,420,034	(155,968)	(11.0%)
SBA Loans (4)	122,548	139,531	(16,983)	(12.2%)
Commercial Lines of Credit	85,758	101,159	(15,401)	(15.2%)
International Loans	47,267	53,488	(6,221)	(11.6%)

Total Commercial and Industrial Loans	1,519,639	1,714,212	(194,573)	(11.4%)

Consumer Loans	55,790	63,303	(7,513)	(11.9%)

Total Loans – Gross	2,504,248	2,820,612	(316,364)	(11.2%)

Deferred Loan Fees	(822)	(1,552)	730	(47.0%)
Allowance for Loan Losses	(176,667)	(144,996)	(31,671)	21.8%

Net Loans Receivable	$2,326,759	$2,674,064	$(347,305)	(13.0%)

(1)	Includes loans held for sale, at the lower of cost or fair value, of $14.8 million and $0 as of June 30, 2010 and December 31, 2009, respectively.

(2)	Commercial and industrial loans include owner-occupied property loans of $995.1 million and $1.15 billion as of June 30, 2010 and December 31, 2009, respectively.

(3)	Includes loans held for sale, at the lower of cost or fair value, of $8.8 million and $0 as of June 30, 2010 and December 31, 2009, respectively.

(4)	Includes loans held for sale, at the lower of cost or fair value, $6.9 million as of June 30, 2010 and December 31, 2009, respectively.
     As of June 30, 2010 and December 31, 2009, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.33 billion and $2.67 billion, respectively, a decrease of $347.3 million, or 13.0 percent. Total gross loans decreased by $316.4 million, or 11.2 percent, from $2.82 billion as of December 31, 2009 to $2.50 billion as of June 30, 2010, reflecting the continued implementation of our deleveraging strategy.
     During the first half of 2010, total new loan production and advances amounted to $178.0 million. For the same period, we experienced decreases in loans totaling $485.0 million, comprised of $307.2 million in principal amortization and payoffs, $70.8 million in charge-offs, $97.5 million in problem loan sales, $3.1 million in SBA loan sales and $6.5 million that were transferred to OREO. The $156.0 million decrease in commercial term loans was attributable to $70.7 million in problem loan sales, $42.8 million in principal amortization and payoffs, $40.4 million in charge-offs, and $2.0 million that were transferred to OREO for the six months ended June 30, 2010.
     Real estate loans, composed of commercial property, construction loans and residential property, decreased $114.3 million, or 11.0 percent, to $928.8 million as of June 30, 2010 from $1.04 billion as of December 31, 2009, representing 37.1 percent and 37.0 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $194.6 million, or 11.4 percent, to $1.52 billion as of June 30, 2010 from $1.71 billion as of December 31, 2009, representing 60.7 percent and 60.8 percent, respectively, of total gross loans. Consumer loans decreased $7.5 million, or 11.9 percent, to $55.8 million as of June 30, 2010 from $63.3 million as of December 31, 2009.

     As of June 30, 2010, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	June 30, 2010	Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$390,035	15.6%
Accommodation/Hospitality	$356,708	14.2%
Gasoline Stations	$294,126	11.7%
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
     Except for non-performing loans set forth below, our management is not aware of any loans as of June 30, 2010 and December 31, 2009 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Our management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

     The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	June 30,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$77,867	$58,927	$18,940	32.1%
Construction	9,823	15,185	(5,362)	(35.3%)
Residential Property	2,612	3,335	(723)	(21.7%)
Commercial and Industrial Loans:
Commercial Term Loans	116,108	102,677	13,431	13.1%
Commercial Lines of Credit	4,038	1,906	2,132	111.9%
SBA Loans	30,601	35,609	(5,008)	(14.1%)
International Loans	566	739	(173)	(23.4%)
Consumer Loans	518	622	(104)	(16.8%)

Total Non-Accrual Loans	242,133	219,000	23,133	10.6%

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Consumer Loans	—	67	(67)	(100.0%)

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	—	67	(67)	(100.0%)

Total Non-Performing Loans	242,133	219,067	23,066	10.5%

Other Real Estate Owned	24,064	26,306	(2,242)	(8.5%)

Total Non-Performing Assets	$266,197	$245,373	$20,824	8.5%

Non-Performing Loans as a Percentage of Total Gross Loans	9.67%	7.77%
Non-Performing Assets as a Percentage of Total Assets	9.13%	7.76%

Troubled Debt Restructurings on Accrual Status	$21,831	$—	$21,831	—%

     Non-accrual loans totaled $242.1 million as of June 30, 2010, compared to $219.0 million as of December 31, 2009, representing a 10.6 percent increase. Delinquent loans on accrual status (defined as performing loans with 30 to 89 days past due) were $21.7 million as of June 30, 2010, compared to $41.2 million as of December 31, 2009, representing a 47.3 percent decrease. Non-performing loans increased by $23.1 million, or 10.5 percent, to $242.1 million as of June 30, 2010, compared to $219.1 million as of December 31, 2009. During the six months ended June 30, 2010, loans totaling $169.0 million were placed on nonaccrual status. The additions to nonaccrual loans of $169.0 million were offset by $70.6 million in net charge-offs, $45.1 million in sales of problem loans, $11.2 million in principal paydowns and payoffs, $8.7 million that were placed back to accrual status, and $10.4 million that were transferred to OREO. The $45.1 million in sales of problem loans were primarily comprised of commercial property loans of $17.2 million with related charge-offs of $4.1 million, and commercial term loans of $27.5 million with related charge-offs of $2.6 million. There was no gain or loss recognized as any deficiency between net proceeds and outstanding loan balances were charged off prior to the sales of the loans. The $23.1 million increase in non-performing loans is attributable primarily to the $18.9 million increase in non-performing commercial real estate loans, which make up $77.9 million, or 32.1 percent, of the $242.1 million of nonaccrual loans as of June 30, 2010.
     The ratio of non-performing loans to total gross loans also increased to 9.67 percent at June 30, 2010 from 7.77 percent at December 31, 2009. During the same period, our allowance for loan losses increased by $31.7 million, or 21.8 percent, to $176.7 million from $145.0 million. Of the $242.1 million non-performing loans, approximately $232.3 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $22.4 million as of June 30, 2010. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
     As of June 30, 2010, $205.3 million, or 84.8 percent, of the $242.1 million of non-performing loans were secured by real estate, compared to $176.0 million, or 80.3 percent, of the $219.1 million of non-performing loans as of

December 31, 2009. In light of declining property values in the current economic recession affecting the real estate markets, the Bank continued to obtain current appraisals and factor in adequate market discounts on the collateral to compensate for non-current appraisals.
     As of June 30, 2010, other real estate owned consisted of twelve properties, primarily located in California, with a combined net carrying value of $24.1 million. During the six months ended June 30, 2010, nine properties, with a carrying value of $9.7 million, were transferred from loans receivable to other real estate owned and nine properties, with a carrying value of $6.1 million, were sold and a net gain of $154,000 was recognized. As of December 31, 2009, other real estate owned consisted of thirteen properties with a combined net carrying value of $26.3 million.
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
     The following table provides information on impaired loans as of the dates indicated:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Recorded Investment With Related Allowance	$92,836	$91,371
Recorded Investment With No Related Allowance	169,544	109,363
Allowance on Impaired Loans	(28,481)	(23,148)

Net Recorded Investment in Impaired Loans	$233,899	$177,586

     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$5,795	$6,653	$11,364	$11,830
Less: Interest Income Recognized on Impaired Loans	(2,277)	(3,604)	(5,048)	(5,259)

Interest Foregone on Impaired Loans	$3,518	$3,049	$6,316	$6,571

     During the six months ended June 30, 2010, we restructured monthly payments on 122 loans, with a net carrying value of $95.0 million as of June 30, 2010, through temporary payment structure modification from principal and interest due monthly to interest only due monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. As of June 30, 2010, troubled debt restructurings on accrual status totaled $21.8 million, all of which were temporary interest rate reductions, and a $2.2 million reserve relating to these loans is included in the allowance for loan losses. As of December 31, 2009, there were no troubled debt restructured loans on accrual status.

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
     To determine general reserve requirements, existing loans are divided into 10 general loan pools of risk-rated loans (commercial real estate, construction, commercial term – unsecured, commercial term – T/D secured, commercial line of credit, SBA, international, consumer installment, consumer line of credit, and miscellaneous loans) as well as 3 homogenous loan pools (residential mortgage, auto loans, and credit card). For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade (pass, special mention, substandard, and doubtful) to determine risk factors for potential loss inherent in the current outstanding loan portfolio.
     During the first quarter of 2010, to enhance reserve calculations to better reflect the Bank’s current loss profile, the two loan pools of Commercial Real Estate and Commercial Term – T/D secured were subdivided according to the 21 collateral codes used by the Bank to identify commercial property types (Apartment, Auto, Car Wash, Casino, Church, Condominium, Gas Station, Golf Course, Industrial, Land, Manufacturing, Medical, Mixed Used, Motel, Office, Retail, School, Supermarket, Warehouse, Wholesale, and Others). This further segregation allows the Bank to more specifically allocate reserves within the CRE portfolio according to risks defined by historic loss as well as current loan concentrations of the different collateral types.
     Risk factor calculations were previously based on 12-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent six quarters. In the first quarter of 2010, the historic loss window was reduced to eight quarters with 1.5 to 1 weighting given to the most recent four quarters. The enhanced window places greater emphasis on losses taken by the Bank within the past year, as recent loss history is more relevant to the Bank’s risks given the rapid changes to asset quality within the current economic conditions.
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
     The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	June 30, 2010		December 31, 2009
	Allowance	Loans	Allowance	Loans
Allowance for Loan Losses Applicable To	Amount	Receivable	Amount	Receivable
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property (1)	$28,267	$772,231	$19,149	$839,598
Construction	2,930	72,361	9,043	126,350
Residential Property	848	69,374	997	77,149

Total Real Estate Loans	32,045	913,966	29,189	1,043,097

Commercial and Industrial Loans: (1)	140,504	1,503,948	110,678	1,709,202

Consumer Loans	2,198	55,790	2,690	63,303
Unallocated	1,920	—	2,439	—

Total	$176,667	$2,473,704	$144,996	$2,815,602

(1)	Loans held for sale excluded.

     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the			As of and for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$177,820	$144,996	$104,943	$144,996	$70,986

Actual Charge-Offs	(40,718)	(30,114)	(24,332)	(70,832)	(36,848)
Recoveries on Loans Previously Charged Off	1,772	3,721	735	5,493	1,438

Net Loan Charge-Offs	(38,946)	(26,393)	(23,597)	(65,339)	(35,410)

Provision Charged to Operating Expenses	37,793	59,217	23,922	97,010	69,692

Balance at End of Period	$176,667	$177,820	$105,268	$176,667	$105,268

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,655	$3,876	$4,279	$3,876	$4,096
Provision Charged to Operating Expenses	(293)	(1,221)	12	(1,514)	195

Balance at End of Period	$2,362	$2,655	$4,291	$2,362	$4,291

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	5.98%	3.87%	2.88%	4.90%	2.15%
Net Loan Charge-Offs to Total Gross Loans (1)	6.24%	3.99%	3.00%	5.26%	2.26%
Allowance for Loan Losses to Average Total Gross Loans	6.76%	6.43%	3.21%	6.57%	3.17%
Allowance for Loan Losses to Total Gross Loans	7.05%	6.63%	3.33%	7.05%	3.33%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	88.42%	60.20%	89.91%	74.58%	67.83%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	103.05%	44.57%	98.64%	67.35%	50.81%
Allowance for Loan Losses to Non-Performing Loans	72.96%	67.81%	62.92%	72.96%	62.92%

Balances:
Average Total Gross Loans Outstanding During Period	$2,612,077	$2,766,965	$3,283,574	$2,689,093	$3,316,775
Total Gross Loans Outstanding at End of Period	$2,504,248	$2,683,853	$3,159,309	$2,504,248	$3,159,309
Non-Performing Loans at End of Period	$242,133	$262,232	$167,296	$242,133	$167,296

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The allowance for loan losses increased by $31.7 million, or 21.8 percent, to $176.7 million as of June 30, 2010 as compared to $145.0 million as of December 31, 2009. The allowance for loan losses as a percentage of total gross loans increased to 7.05 percent as of June 30, 2010 from 5.14 percent as of December 31, 2009. For the three months ended June 30, 2010 and 2009, the provision for credit losses was $37.5 million and $23.9 million, respectively. For the six months ended June 30, 2010 and 2009, the provision for credit losses was $95.5 million and $69.9 million, respectively.
     The increase in the allowance for loan losses as of June 30, 2010 was due primarily to subsequent increases in historical loss rates as well as migration of loans into more adverse risk rating categories. Due to this increase in reserve factors derived from historic loss rates and migration of loans into adverse risk rating categories, general reserves increased $28.0 million, or 31.1 percent, to $118.1 million as of June 30, 2010 as compared to $90.1 million at December 31, 2009. In addition, qualitative adjustments were increased by 15 basis points for 7 general loan pools of risk-rated loans (real commercial real estate, construction, commercial term – unsecured, commercial term – T/D secured, commercial line of credit, SBA, international). However, total qualitative reserves decreased $1.1 million, or 3.9 percent, to $28.0 million as of June 30, 2010 as compared to $29.2 million as of December 31, 2009. This was a direct result of the decrease in overall loan volume of $316.4 million, or 11.2 percent, to $2.50 billion at June 30, 2010 as compared to $2.82 billion at December 31, 2009. Despite the decrease in overall loan volume, general reserves were impacted much more significantly by the higher reserve factors and more adverse loan grading, resulting in the increases noted above.
     The total impaired loans increased $61.6 million, or 30.7 percent, to $262.4 million as of June 30, 2010 as compared to $200.7 million at December 31, 2009. However, specific reserve allocations associated with impaired loans only increased $5.3 million, or 23.0 percent, to $28.5 million as of June 30, 2010 as compared to $23.1 million as of December 31, 2009. The comparatively low increase in impairment reserve was mainly due to timely charge-off of collateral dependent loans that are 90 or more days past due. As the impairment reserve is mostly derived from shortfalls in collateral dependent loans, the amount of required impairment reserve has been limited due to the charge-offs recorded.
     The following table presents a summary of charge-offs by the loan portfolio.

	As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Charge-offs:
Real Estate Loans	$12,412	$6,214	$17,817	$6,214
Commercial Term Loans	19,572	13,911	40,426	20,862
SBA Loans	3,354	399	6,334	997
Commercial Lines of Credit	4,831	634	5,083	1,397
International Loans	194	2,355	194	6,147
Consumer Loans	355	819	978	1,231

Total Charge-offs	40,718	24,332	70,832	36,848

Recoveries:
Real Estate Loans	162	—	1,865	—
Commercial Term Loans	1,015	558	2,596	1,112
SBA Loans	136	51	487	120
Commercial Lines of Credit	42	86	86	126
International Loans	337	1	338	4
Consumer Loans	80	39	121	76

Total Recoveries	1,772	735	5,493	1,438

Net Charge-offs	$38,946	$23,597	$65,339	$35,410

     For the three months ended June 30, 2010, total net charge-offs were $38.9 million, compared to $23.6 million for the same period of 2009. During the six months ended June 30, 2010, total net charge-offs were $65.3 million, compared to $35.4 million for the same period of 2009. The Bank charged off $4.6 million and $6.7 million, resulting from the sales of problem loans during the three and six months ended June 30, 2010, respectively.
     The Bank also recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $2.4 million and $3.9 million as of June 30, 2010 and December 31, 2009, respectively. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of June 30, 2010 and December 31, 2009.
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)
Demand – Noninterest-Bearing	$574,843	$556,306	$18,537	3.3%
Interest-Bearing:
Savings	127,848	111,172	16,676	15.0%
Money Market Checking and NOW Accounts	434,533	685,858	(251,325)	(36.6%)
Time Deposits of $100,000 or More	1,117,025	815,190	301,835	37.0%
Other Time Deposits	320,865	580,801	(259,936)	(44.8%)

Total Deposits	$2,575,114	$2,749,327	$(174,213)	(6.3%)

     Total deposits decreased $174.2 million, or 6.3 percent, to $2.58 billion as of June 30, 2010 from $2.75 billion as of December 31, 2009. Total time deposits outstanding increased $41.9 million, or 3.0 percent, to $1.44 billion as of June 30, 2010 from $1.40 billion as of December 31, 2009, representing 55.8 percent and 50.8 percent respectively, of total deposits. . Due to the implementation of our liquidity preservation strategy to extend the term structure of deposits under the FDIC’s interest rate restriction, we successfully shifted a substantial portion of non-maturity money market deposits to one and two-year maturity time deposits through Advantage and Diamond Freedom CD with innovative and flexible features such as call options, penalty-free withdrawals, and additional deposits. To supplement our efforts to maintain adequate liquidity and diversify our funding sources, we utilized Internet rate service providers and raised funds through issuing mostly one-year time deposits to financial institutions in the U.S.
     Brokered deposits decreased by $203.5 million during the six months ended June 30, 2010. All brokered deposits had matured and the Bank had no brokered deposits as of June 30, 2010. As planned, we reduced the Bank’s reliance on wholesale funding and will continue to expand our stabilized deposit base.
     On October 3, 2008, the FDIC deposit insurance limit on most deposit accounts was increased from $100,000 to $250,000. As of June 30, 2010, time deposits of more than $250,000 were $119.1 million.
Federal Home Loan Bank Advances
     FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At June 30, 2010, advances from the FHLB were $153.8 million, a decrease of $162,000, from the December 31, 2009 balance of $154.0 million. FHLB advances as of June 30, 2010 with a remaining maturity of less than one year were $150.0 million, and the weighted-average interest rate thereon was 0.76 percent.
Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of PUB, totaled $82.4 million as of June 30, 2010 and December 31, 2009. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of the Final Order and the Agreement without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $5.4 million and $4.1 million at June 30, 2010 and December 31, 2009, respectively.

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
     The following table shows the status of our gap position as of June 30, 2010:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$60,034	$60,034
Interest-Bearing Deposits in Other Banks	167,096	3,375	240	—	—	170,711
Fed Fund Sold	20,000	—	—	—	—	20,000
Investment Securities:
Fixed Rate	5,431	3,912	70,170	99,291	—	178,804
Floating Rate	62	275	2,601	9,352	—	12,290
Loans:
Fixed Rate	160,959	337,469	283,760	15,694	—	797,882
Floating Rate	1,407,968	34,888	17,806	3,571	—	1,464,233
Non-Accrual	—	—	—	—	242,133	242,133
Deferred Loan Fees and Allowance for Loan Losses	—	—	—	—	(177,489)	(177,489)
Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock	—	—	—	36,339	—	36,339
Other Assets	—	26,874	—	7,100	76,039	110,013

Total Assets	$1,761,516	$406,793	$374,577	$171,347	$200,717	$2,914,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand — Noninterest-Bearing	$—	$—	$—	$—	$574,843	$574,843
Savings	12,670	30,378	61,898	22,902	—	127,848
Money Market Checking and NOW Accounts	59,661	124,435	176,062	74,375	—	434,533
Time Deposits:
Fixed Rate	312,445	718,061	407,270	—	—	1,437,776
Floating Rate	114	—	—	—	—	114
Federal Home Loan Bank Advances	150,215	664	2,937	—	—	153,816
Other Borrowings	3,062	—	—	—	—	3,062
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	27,372	27,372
Stockholders’ Equity	—	—	—	—	73,180	73,180

Total Liabilities and Stockholders’ Equity	$620,573	$873,538	$648,167	$97,277	$675,395	$2,914,950

Repricing Gap	$1,140,943	$(466,745)	$(273,590)	$74,070	$(474,678)	$—
Cumulative Repricing Gap	$1,140,943	$674,198	$400,608	$474,678	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	39.14%	23.13%	13.74%	16.28%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	42.57%	25.15%	14.95%	17.71%	—
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

     As of June 30, 2010, the cumulative repricing gap for the three-month period was asset-sensitive position and 42.57 percent of interest-earning assets, which increased from 30.97 percent as of December 31, 2009. The increase was caused primarily by an increase of $71.5 million in interest-bearing deposits in other banks and $36.2 million and $336.1 million decreases in money market and NOW accounts and fixed-rate time deposits, respectively, with maturities or expected to reprice within three months, partially offset by a decrease of $219.1 million in floating-rate loans with maturities or expected to reprice within three months. The cumulative repricing gap for the twelve-month period was asset-sensitive position and 25.15 percent of interest-earning assets, which increased from the December 31, 2009 figure of 9.61 percent. This increase was caused primarily by an increase of $71.6 million in interest-bearing deposits in other banks and $110.6 million and $359.7 million decreases in money market and NOW accounts and fixed-rate time deposits, respectively, with maturities or expected to reprice within twelve months, partially offset by a decrease of $199.1 million in floating-rate loans with maturities or expected to reprice within twelve months.
     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
		(Dollars in Thousands)
Cumulative Repricing Gap	$1,140,943	$889,466	$674,198	$276,131
Cumulative Repricing Gap as a Percentage of Total Assets	39.14%	28.12%	23.13%	8.73%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	42.57%	30.97%	25.15%	9.61%
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
		(Dollars in Thousands)
200%	25.96%	23.57%	$29,751	$13,396
100%	13.22%	13.52%	$15,145	$7,683
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.
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

CAPITAL RESOURCES AND LIQUIDITY
Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, the Board continually assesses projected sources and uses of capital and components of capital in conjunction with projected changes in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs. As of June 30, 2010, the Bank was considered to be “undercapitalized” under the regulatory framework for prompt corrective action, as the Bank’s total risk-based capital ratio fell below 8%.
     Under the Final Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million, which it was able to do following the successful completion of the registered rights and best efforts offering. The Bank will be required to maintain a ratio of tangible stockholders’ equity to total tangible assets as follows:

Ratio of Tangible Stockholders’
Date	Equity to Total Tangible Assets
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Final Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be approved by the FRB. As of June 30, 2010, the Bank had tangible stockholders’ equity to total tangible assets ratio of 5.20 percent.
     To comply with the provisions of the Final Order and the Agreement, we entered into a definitive securities purchase agreement with Woori on May 25, 2010 which provides that upon satisfactions of all conditions to closing, we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million. In addition, pursuant to the terms of the securities purchase agreement, Woori has the option to purchase an additional 25 million shares of common stock at a purchase price of $1.20 per share. We cannot provide any assurance that the transactions contemplated by the securities purchase agreement with Woori will be consummated.
     Furthermore, on June 11, 2010 we commenced a $120 million registered rights and best efforts offering which we successfully closed after June 30, 2010 receiving net proceeds of approximately $116.7 million. As a result, we have, subsequent to the end of the quarter, satisfied the requirement of the Final Order to increase our equity capital by not less than an additional $100 million on or before July 31, 2010. We believe that we will need the additional capital from the transaction with Woori to provide us with adequate capital resources to support our business, our level of problem assets and our operations. Even if we are successful in completing the transaction with Woori, we may still need to raise additional capital in the future to support our operations. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at Hanmi Bank, our capital levels will decline and we will need to raise capital to satisfy our agreements with the regulators and any future regulatory orders or agreements we may be subject to. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.
Liquidity
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet the operating cash needs through December 31, 2010. On August 29, 2008, Hanmi Financial elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of June 30, 2010, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $2.6 million, down from $3.5 million as of December 31, 2009.

     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. In an effort to preserve liquidity, the Bank deployed innovative products, such as Advantage and Diamond Freedom CDs, and utilized Internet rate service providers during the first half of 2010. Through this campaign and the use of Internet rate service providers, the Bank achieved its objectives of maintaining adequate liquidity and reducing its reliance on brokered deposits. Total deposits decreased by $174.2 million, or 6.3 percent, from $2.75 billion as of December 31, 2009 to $2.58 billion as of June 30, 2010. The decrease was primarily due to a $203.5 million decrease in brokered deposits.
     See “Note 11 — Liquidity“and “Note 12 — Subsequent Event” of Notes to Consolidated Financial Statements (Unaudited) in this Report for further information.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
     FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The guidance is effective for an entity’s first annual period that ends on or after December 15, 2010. We are evaluating the impact of adoption of ASU 2010-20 on its disclosures in the consolidated financial statements.
     FASB ASU 2010-18, “Receivable (Topic 310), Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset” — ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Entities will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. ASU 2010-01 is effective for interim and annual periods ending on or after July 15, 2010 and is required to be applied prospectively. Adoption of ASU 2010-18 is not expected to have a significant impact on the Company’s consolidated financial statements.
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
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Liquidity and Capital Resources and Part II, Item 1A Risk Factors,”

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2010, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
     Our management report on internal control over financial reporting for the period ended March 31, 2009, filed with the SEC on August 17, 2009, described material weaknesses related to the assessment of credit risk. These material weaknesses continued to exist as of the end of the first quarter of fiscal 2010, during which time we were engaged in the implementation and testing of remedial measures designed to address these material weaknesses.
     The following remediation actions were implemented during the fourth quarter of 2009 and the first quarter of 2010:
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
     We executed the following additional remediation plans necessary to address the aforementioned material weaknesses, including:
•	increasing management oversight of the loan portfolio by establishing two new departments to primarily focus on performing quality control review and monitoring;
•	providing intensive onsite review and training to loan officers and other branch staffs by management;
•	outsourcing to independent third parties for credit review to validate the appropriateness of internal loan grading.
     In the second quarter of 2010, we completed testing of the design and operating effectiveness of enhanced controls to demonstrate their operating effectiveness over a period of time sufficient to support our conclusion that we have remediated the previously reported material weakness in our internal control over financial reporting. We will continue to perform the testing of aforementioned remedial measures designed to address these material weaknesses.
     Except as described above, during our most recent fiscal quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     Together with the other information on the risks we face and our management of risk contained in this report or in our other SEC filings, the following presents significant risks that may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects, and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also adversely impact our financial condition, business operations and results of operations.
     Risks Relating to our Business and Ownership of Our Common Stock
     Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm in their audit report for fiscal year 2009 has expressed substantial doubt about our ability to continue as a going concern. Continued operations may depend on our ability to comply with the terms of the Final Order and Written Agreement and the financing or other capital required to do so may not be available or may not be available on acceptable terms. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our stockholders will lose some or all of their investment in us.
     Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the Final Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. The Bank is required to maintain a ratio of tangible stockholders’ equity to total tangible assets as follows:

Ratio of Tangible Stockholders’
Date	Equity to Total Tangible Assets
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Final Order is Terminated	Not Less Than 9.5 Percent
     Pursuant to the Written Agreement, we are also required to increase and maintain sufficient capital at the Company and at Hanmi Bank that is satisfactory to the Federal Reserve Bank. We have also committed to the Federal Reserve Bank to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our existing capital resources may not satisfy our capital requirements for the foreseeable future and may not be sufficient to offset any problem assets. Even if we are successful in completing the transaction with Woori, we may still need to raise additional capital in the future to support our operations. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at Hanmi Bank, our capital levels will decline and we will need to raise capital to satisfy our agreements with the regulators and any future regulatory orders or agreements we may be subject to.
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
     Hanmi Bank is “undercapitalized” as of June 30, 2010 under the prompt corrective action regulations and guidelines and as a result is subject to various operating restrictions and other limitations. The total risk-based capital ratio of 7.35 percent as of June 30, 2010 set forth in Hanmi Bank’s Call Report filed for the quarter ending June 30, 2010 places Hanmi Bank within the definition of “undercapitalized” for purposes of Section 38 of the Federal Deposit Insurance Act (Prompt Corrective Action), 12 U.S.C. 1831o and Federal Reserve Board Regulations 12 C.F.R. 240 et seq. Pursuant to Section 38 and Federal Reserve Board Regulation H, Hanmi Bank was required to submit a capital restoration plan to the Federal Reserve Bank that must be guaranteed by the Company. Hanmi Bank has taken action to submit the required capital restoration plan but there can be no assurances whether or when the Federal Reserve Bank will determine if the plan submitted by Hanmi Bank is acceptable. Hanmi Bank is also subject to other restrictions pursuant to Section 38 and Federal Reserve Board Regulation H, including restrictions on dividends, asset growth and expansion through acquisitions, branching or new lines of business and is prohibited from paying certain management fees. The Federal Reserve Bank also has the discretion to impose certain other corrective actions pursuant to Section 38 and Regulation H.
     Hanmi Bank is prohibited from accepting, renewing or rolling over brokered deposits, which could significantly affect its liquidity. As a result of its “undercapitalized” capital ratio category, the Bank is also prohibited by Section 29 of the Federal Deposit Insurance Act from accepting, renewing or rolling over any brokered deposits and we are restricted from offering interest rates on deposits that are higher than the prevailing rates in our market because the Bank is less than adequately capitalized. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. Our inability to obtain regulatory consent to accept or renew brokered deposits could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects and our ability to continue as a going concern.
     The Bank is subject to additional regulatory oversight as a result of a formal regulatory enforcement action issued by the Federal Reserve Bank and the California Department of Financial Institutions. On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Final Order from the California Department Financial Institutions. On the same date, we and the Bank entered into the Written Agreement with the Federal Reserve Bank. Under the terms of the Final Order and the Written Agreement, Hanmi Bank is required to implement certain corrective and remedial measures under strict time frames and we can offer no assurance that Hanmi Bank will be able to meet the deadlines imposed by the regulatory orders. These regulatory actions will remain in effect until modified, terminated, suspended or set aside by the Federal Reserve Bank or the California Department of Financial Institutions, as applicable. Failure to comply with the terms of these regulatory actions within the applicable time frames provided could result in additional orders or penalties from the Federal Reserve Bank and the California Department of Financial Institutions, which could include further restrictions on our business, assessment of civil money penalties on us and the Bank, as well as our respective directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors, the liquidation or other closure of the Bank and our ability to continue as a going concern. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues. Therefore they are not expected to be lifted if and when the Woori transaction is consummated.
     We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline. As of June 30, 2010, Hanmi Bank’s total risk-based capital ratio was below the minimum regulatory requirement and placed Hanmi Bank within the definition of “undercapitalized” under the regulatory framework for prompt corrective action. If a state member bank, like Hanmi Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve Bank. Pursuant to Federal Deposit Insurance Corporation Improvement Act, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve Bank of a capital restoration plan for the bank.
     If a bank is classified as significantly undercapitalized, the Federal Reserve Bank would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers. These actions may also be taken by the Federal Reserve Bank at any time on an undercapitalized bank if it determines those restrictions are necessary. If a bank is classified as critically undercapitalized, in addition to the foregoing restrictions, the Federal Deposit Insurance Corporation Improvement Act prohibits payment on any subordinated debt and requires the bank to be placed into conservatorship or receivership within 90 days, unless the Federal Reserve Bank determines that other action would better achieve the purposes of the Federal Deposit Insurance Corporation Improvement Act regarding prompt corrective action with respect to undercapitalized banks.
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
     The Bank is currently restricted from paying dividends to us and we are restricted from paying dividends to stockholders and from making any payments on our trust preferred securities. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from Hanmi Bank. The availability of dividends from Hanmi Bank is limited by various statutes and regulations. Hanmi Bank currently has deficit retained earnings and has suffered net losses in 2009 and 2008, largely caused by provision for credit losses and goodwill impairments. As a result, the California Financial Code does not provide authority for Hanmi Bank to declare a dividend to us, with or without Commissioner approval. In addition, Hanmi Bank is prohibited from paying dividends to us unless it receives prior regulatory approval. Furthermore, we agreed that we will not pay any dividends or make any payments on our outstanding $82.4 million of trust preferred securities or any other capital distributions without the prior written consent of the Federal Reserve Bank. We began to defer interest payment on our trust preferred securities commencing with the interest payment that was due on January 15, 2009. If we defer interest payments for more than 20 consecutive quarters under any of our outstanding trust preferred instruments, then we would be in default under such trust preferred arrangements and the amounts due under the agreements pursuant to which we issued our trust preferred securities would be immediately due and payable.

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
     For example, the Federal Reserve Bank’s lending to Hanmi Bank is limited as provided for in Regulation A (12 C.F.R. 201). Currently, the Federal Reserve Bank will not lend to Hanmi Bank for more than 60 days in any 120 day period and Hanmi Bank must maintain a minimum of $20.7 million to offset the risk from Hanmi Bank’s non-Fedwire activity. In addition, due to continued deterioration in credit and capital, Hanmi Bank’s maximum borrowing capacity from the Federal Home Loan Bank has been reduced from 20% of total assets to 15% of total assets and the maximum term has been reduced from 84 to 12 months.
     Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as a result of the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.
     We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations and capital levels. During the year ended December 31, 2009, we recorded a $196.4 million provision for credit losses and gross charge-offs of $125.4 million in loans, offset by recoveries of $2.8 million. For the year ended December 31, 2009, we recognized net losses of $122.3 million. For the quarter and six months ended June 30, 2010, we recorded a $37.5 and $95.5 million provision for credit losses, respectively, and gross charge-offs of $40.7 and $70.8 million in loans, offset by recoveries of $1.8 and $5.5 million. For the quarter ended June 30, 2010, we recognized net losses of $29.3 million. For the six months ended June 30, 2010, we recognized net losses of $78.7 million. There has been a general slowdown in the economy and in particular, in the housing market in areas of Southern California where a majority of our loan customers are based, along with high unemployment. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to a financial strain on homebuilders and suppliers, as well as an overall decrease in the collateral value of real estate securing loans. As of June 30, 2010, we had $928.8 million in commercial real estate, construction and residential property loans. Continuing deterioration in the real estate market generally and in the residential property and construction segment in particular, along with high levels of unemployment, could result in additional loan charge-offs and provisions for credit losses in the future, which could have an adverse effect on our net income and capital levels.
     Our allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. We maintain an allowance for loan losses to provide for loan defaults and non-performance. The allowance is also increased for new loan growth. While we believe that our allowance for loan losses is adequate to cover inherent losses, we cannot assure you that we will not increase the allowance for loan losses further or that our regulators will not require us to increase this allowance.
     Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. Hanmi Bank’s operations are located primarily in Los Angeles and Orange counties. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. The continued deterioration in economic conditions in Hanmi Bank’s market areas, continued high unemployment or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of Hanmi Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.
     Our concentration in commercial real estate loans located primarily in Southern California could have adverse effects on credit quality. As of June 30, 2010, Hanmi Bank’s loan portfolio included commercial real estate and construction loans, primarily in Southern California, totaling $859.4 million, or34.3 percent of total gross loans. Because of this concentration, a continued deterioration of the Southern California commercial real estate market could exacerbate adverse consequences for Hanmi Bank. Among the factors that could contribute to such a continued decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.
     Our concentration in commercial and industrial loans could have adverse effects on credit quality. As of June 30, 2010, Hanmi Bank’s loan portfolio included commercial and industrial loans, primarily in Southern California, totaling $1.52 billion, or 60.7 percent of total gross loans. Because of this concentration, a continued deterioration of the Southern California economy could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have adverse consequences for Hanmi Bank.
     Our concentrations of loans in certain industries could have adverse effects on credit quality. As of June 30, 2010, Hanmi Bank’s loan portfolio included loans to: 1) lessors of non-residential buildings totaling $390.0 million, or 15.6% of total gross loans; 2) borrowers in the accommodation industry totaling $356.7 million, or 14.2 percent of total gross loans; and 3) gas stations totaling $294.1 million, or 11.7 percent of total gross loans. Most of these loans are in Southern California. Because of these concentrations of loans in specific industries, a continued deterioration of the Southern California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences for Hanmi Bank.
     The Woori investment is subject to conditions to closing and may not close at all. The transactions contemplated by the securities purchase agreement with Woori is subject to numerous closing conditions, many of which are outside of our control and might not be fulfilled. The transaction with Woori must be approved by certain governmental agencies, including the Federal Reserve Board, the California Department of Financial Institutions and the Korean Financial Services Commission, which could delay or prevent the closing. There can be no assurance that the transaction with Woori will receive the necessary regulatory approvals within a reasonable period of time, if at all. We cannot assure you that the investment by Woori in us will close in the near term or at all. If we fail to consummate the transactions contemplated by the securities purchase agreement and we otherwise fail to raise sufficient capital to satisfy the terms of the Final Order and the Written Agreement, further regulatory action could be taken against us and Hanmi Bank and we may not be able to continue as a going concern. Failure to comply with the terms of the regulatory orders within the applicable time frames provided could result in additional orders or penalties from the Federal Reserve Bank, the Federal Deposit Insurance Corporation and the California Department of Financial Institutions, which could include further restrictions on our business, assessment of civil money penalties on us and Hanmi Bank, as well as our respective directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of Hanmi Bank.
     Even if we were to consummate the transactions contemplated by the securities purchase agreement with Woori and are able to raise additional capital through the rights offering and the best efforts public offering, we may still need to raise additional capital in the future and there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. Failure to raise sufficient capital could have a material adverse effect on our business, financial conditions and results of operations and subject us to further regulatory restrictions or penalties.
     Existing stockholders will experience substantial dilution from the best efforts public offering and the Woori investment. The Woori investment will involve the issuance of a substantial number of shares of our common stock. If the Woori investment is completed, current stockholders will have less than a majority interest in us. In addition, to the extent existing stockholders did not subscribe for all of the shares offered in the rights offering, we offered the remaining shares to the public. As a result of the sale of such a large number of shares of our common stock, the market price of our common stock could decline and we could experience dilution to earnings and book value.
     In the future we may decide or be required to raise additional funds, which would cause then existing stockholders to experience dilution. Even after the completion of the Woori investment and the registered rights and best efforts offerings, we may decide to raise additional funds through public or private debt or equity financings for a number of reasons, including in response to regulatory or other requirements to meet our liquidity and capital needs, to finance our operations and business strategy or for other reasons. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our existing stockholders will further be reduced, the new equity securities may have rights, preferences and privileges superior to those of our common stock, and the market of our common stock could decline.

     Even after the Woori investment, the rights offering and best efforts public offering we may still be subject to continued regulatory scrutiny. Even if we complete the Woori investment, the rights offering and the best efforts public offering, we cannot assure you whether or when the regulatory agreements and orders we have entered into will be lifted or terminated. Even if they are lifted or terminated in whole or in part, we may still be subject to supervisory enforcement actions that restrict our activities.
     If the Woori investment is completed, we will have a controlling stockholder who will be able to control certain corporate matters. If the transactions with Woori are consummated, Woori will control us as it will own in excess of 50% of our common stock. As a result, and subject to compliance with applicable law and our charter documents (subject to the limitations contained in our securities purchase agreement with Woori), Woori will have voting control of us, and will be able to (i) elect all of the members of our Board of Directors; (ii) adopt amendments to our charter documents; and (iii) subject to the limitations set forth in the securities purchase agreement regarding a cash-out merger, control the vote on any merger, sale of assets or other fundamental corporate transaction of the Company or Hanmi Bank or the issuance of additional equity securities or incurrence of debt, in each case without the approval of our other stockholders. It will also be impossible for a third party, other than Woori, to obtain control of us through purchases of our common stock not beneficially owned or controlled by Woori, which could have a negative impact on our stock price. Furthermore, in pursuing its economic interests,Woori may make decisions with respect to fundamental corporate transactions that may be different than the decisions of other stockholders.
     If the transactions with Woori are consummated, Woori is entitled to nominate five of our seven directors, one of whom would be the Chief Executive Officer of Hanmi Financial. In conjunction therewith, up to five of our directors designated by us may resign to accommodate Woori’s contractual rights. The directors identified by Woori shall serve until our next annual meeting of stockholders and until their successors are elected and qualified. So long as Woori holds more than 50% of our outstanding common stock on a fully-diluted basis, it shall have the contractual right to nominate two-thirds of our Board (rounded to the nearest whole number). We have agreed to recommend to our stockholders the election of the Woori nominees. The appointment of the Woori nominees is subject to non-disapproval requirements of the Final Order and the notice requirements of the Written Agreement.
     Woori would also then have the ability to sell large amounts of shares of our common stock by causing us to file a registration statement that would allow it to sell shares more easily. In addition, Woori could sell shares of our common stock without registration under certain circumstances, such as in a private transaction. Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If Woori were to sell or transfer shares of our common stock as a block, another person or entity could become our controlling stockholder, subject to any required regulatory approvals.
     Woori is also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Korean banking authorities and U.S. regulatory authorities as a result of its 100% indirect controlling interest in Woori America Bank headquartered in New York. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Korea against Woori and its affiliates. The views of Woori regarding possible new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management processes, may differ from ours. Additionally, Woori America Bank has branches in California and competes with Hanmi Bank for customers. Woori may take actions with respect to Woori America Bank’s business in California or elsewhere that could be disadvantageous to Hanmi Bank and to stockholders of Hanmi Financial other than Woori. If the transaction with Woori are consummated, this may delay or hinder us from pursuing initiatives or cause us to incur additional costs and subject us to additional oversight. Also, to the extent any directors, officers or employees serve us and Woori at the same time that could create or create the appearance of, conflicts of interest.
     If the Woori investment is completed, we would qualify as a “controlled company” for NASDAQ corporate governance purposes. Our common stock is currently listed on the NASDAQ Global Select Market. NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions. However, under the rules applicable to NASDAQ, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the Board of Directors and the compensation and nominating committees. If the Woori investment is completed, we will be a controlled company because Woori will beneficially own more than 50% of our outstanding voting stock. Accordingly, we would be exempt from certain corporate governance requirements and our stockholders may not have all the protections that these rules are intended to provide.

     Difficult economic and market conditions have adversely affected our industry. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:
•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process.

•	We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the deposit insurance fund of the Federal Deposit Insurance Corporation and reduced the ratio of reserves to insured deposits.

•	Our liquidity could be negatively impacted by an inability to access the capital markets, unforeseen or extraordinary demands on cash, or regulatory restrictions, which could, among other things, materially and adversely affect our business, results of operations and financial condition and our ability to continue as a going concern.
     If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations and prospects as a going concern. Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. There can be no assurance as to the actual impact regulatory initiatives will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of regulatory initiatives to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to capital and credit or the value of our securities.
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
     Our success depends on our key management. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. The unexpected loss of services of one or more of our key personnel or the inability to maintain consistent personnel in management could have a material adverse impact on our business and results of operations.

     Changes in economic conditions could materially hurt our business. Our business is directly affected by changes in economic conditions, including finance, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. The economic conditions in the markets in which many of our borrowers operate have deteriorated and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels.
If economic conditions continue to deteriorate, it may exacerbate the following consequences:
•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	low cost or non-interest bearing deposits may decrease; and

•	collateral for loans made by us, especially real estate, may decline in value.
     If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our financial condition and results of operations. The Bank substantially increased its provision for credit losses in the first six months of 2010 and in the years ended December 31 2009, 2008 and 2007, as compared to previous years, as a result of increases in historical loss factors, increased chargeoffs and migration of more loans into more adverse risk categories.
     Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values continue to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer material losses on defaulted loans.
     We are exposed to risk of environmental liabilities with respect to properties to which we take title. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be materially and adversely affected.
     Our earnings are affected by changing interest rates. Changes in interest rates affect the level of loans, deposits and investments, the credit profile of existing loans, the rates received on loans and securities and the rates paid on deposits and borrowings. Significant fluctuations in interest rates may have a material adverse effect on our financial condition and results of operations. The current historically low interest rate environment caused by the response to the financial market crisis and the global economic recession may affect our operating earnings negatively.
     The impact of the Basel II capital standards on Hanmi Bank and Woori and potential changes or additions to those standards are uncertain. The implementation of Basel II became mandatory in 2008 for only certain large U.S. and international banks. It is optional for other banks. The Basel Committee is reconsidering regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide economic developments. It is expected the Basel Committee may reinstitute a minimum leverage ratio requirement. The U.S. banking agencies have indicated separately that they will retain the minimum leverage requirement for all U.S. banks. It also is possible that a new tangible common equity ratio standard will be added.
     We are subject to government regulations that could limit or restrict our activities, which in turn could adversely affect our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, including the recent enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, changes in existing laws, or repeals of existing laws may cause our results to differ materially from historical and projected performance. Further, federal monetary policy, particularly as implemented through the Federal Reserve Board, significantly affects credit conditions and a material change in these conditions could have a material adverse affect on our financial condition and results of operations.
     Competition may adversely affect our performance. The banking and financial services businesses in our market areas are highly competitive. We face competition in attracting deposits, making loans, and attracting and retaining employees. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, new competitors in the market, and the pace of consolidation among financial services providers. Our results in the future may be materially and adversely impacted depending upon the nature and level of competition.
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
     We rely on communications, information, operating and financial control systems technology from thirdparty service providers, and we may suffer an interruption in those systems. We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.
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
     The price of our common stock may be volatile or may decline. The trading price of our common stock may fluctuate widely because of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:
•	developments relating to the Woori investment;

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted legislative or regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.
     The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors identified above in “Forward Looking Statements.” Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation and potential delisting from the NASDAQ Stock Market, Inc.
     Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. In addition to the substantial dilution you will experience upon the completion of the Woori transaction and the offerings, your share ownership may be diluted by the issuance of additional shares of our common stock in the future. First, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of June 30, 2010, 1,667,418 shares of our common stock were issuable under options granted in connection with our stock option plans. In addition, 1,117,715 shares of our common stock are reserved for future issuance to directors, officers and employees under our stock option plan. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted. In addition, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.
     Future sales of common stock by existing stockholders may have an adverse impact on the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, including by Woori following completion of the transaction with Woori could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities.
     Holders of our junior subordinated debentures have rights that are senior to those of our stockholders. As of June 30, 2010, we had outstanding $82.4 million of trust preferred securities issued by our subsidiary trusts. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The junior subordinated debentures underlying the trust preferred securities are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
     Anti-takeover provisions and state and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our Amended and Restated Certificate of Incorporation and By-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, supermajority voting approval for certain actions, limitation on large stockholders taking certain actions and the authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone, thus without obtaining stockholder approval. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either Federal Reserve Bank approval must be obtained or notice must be furnished to the Federal Reserve Bank and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
     Subject to the limitations set forth in the securities purchase agreement with Woori regarding a cash-out merger, following the completion of the transaction with Woori, Woori would control the vote on any merger, sale of assets or other fundamental corporate transaction of the Company or Hanmi Bank or the issuance of additional equity securities or incurrence of debt, in each case without the approval of our other stockholders. It will also be impossible for a third party, other than Woori, to obtain control of us through purchases of our common stock not beneficially owned or controlled by Woori, which could have a negative impact on our stock price. If Woori were to sell or transfer shares of our common stock as a block, another person or entity could become our controlling stockholder, subject to any required regulatory approvals.
     Our ability to use some or all of our net operating loss carryforwards may be impaired. There is a significant likelihood that the registered rights and best efforts offerings and/or the Woori investment will cause a reduction in the value of our net operating loss carryforwards (“NOLs”) realizable for income tax purposes. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s NOLs, as well as certain recognized builtin losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change NOLs and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.
     Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations. On July 21, 2010 President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies, including the elimination of the ability to treat trust preferred securities as Tier 1 capital; (v) the termination of investments by the Treasury under the Troubled Assets Relief Program (“TARP”); (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts and (xi) changes in the calculation of FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

     Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (less than $15 billion with respect to trust preferred securities) are exempt from certain provisions of the legislation. We cannot predict the how this significant new legislation may be interpreted and enforced nor how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS

Exhibit
Number	Document
4.1	Form of Subscription Rights Certificate (1)

10.1	Securities Purchase Agreement, dated May 25, 2010, between Hanmi Financial Corporation and Woori Finance Holdings Co. Ltd. (2)

10.2	Executive Retention Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K on June 16, 2010.

(2)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K on May 24, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: August 9, 2010	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer