Form 10-Q
period 2010-09-30
HANMI FINANCIAL CORP
filed 2010-11-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of October 29, 2010, there were 151,198,390 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands, Except Share Data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and Due From Banks	$63,455	$55,263
Interest-Bearing Deposits in Other Banks	218,843	98,847

Cash and Cash Equivalents	282,298	154,110

Securities Held to Maturity, at Amortized Cost (Fair Value of $853 as of September 30, 2010 and $871 as of December 31, 2009)	850	869
Investment Securities Available for Sale, at Fair Value (Amortized Cost of $321,246 as of September 30, 2010 and $130,995 as of December 31, 2009)	324,578	132,420
Loans Receivable, Net of Allowance for Loan Losses of $176,063 as of September 30, 2010 and $144,996 as of December 31, 2009	2,207,568	2,669,054
Loans Held for Sale, at the Lower of Cost or Fair Value	10,660	5,010
Premises and Equipment, Net	17,639	18,657
Accrued Interest Receivable	8,442	9,492
Due from Customers on Acceptances	1,375	994
Other Real Estate Owned, Net	20,577	26,306
Deferred Tax Assets	—	3,608
Servicing Assets	3,197	3,842
Other Intangible Assets, Net	2,480	3,382
Investment in Federal Home Loan Bank Stock, at Cost	28,418	30,697
Investment in Federal Reserve Bank Stock, at Cost	6,783	7,878
Income Taxes Receivable	9,188	56,554
Bank-Owned Life Insurance	27,111	26,408
Other Assets	17,341	13,425

TOTAL ASSETS	$2,968,505	$3,162,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$559,764	$556,306
Interest-Bearing	1,967,622	2,193,021

Total Deposits	2,527,386	2,749,327

Accrued Interest Payable	13,727	12,606
Bank Acceptances Outstanding	1,375	994
Deferred Tax Liabilities	807	—
Federal Home Loan Bank Advances	153,734	153,978
Other Borrowings	2,558	1,747
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	13,880	11,904

Total Liabilities	2,795,873	3,012,962

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 500,000,000 Shares; Issued 155,830,890 Shares (151,198,390 Shares Outstanding) as of September 30, 2010 and Authorized 200,000,000 Shares; Issued 55,814,890 shares (51,182,390 Shares Outstanding) as of December 31, 2009, Respectively	156	56
Additional Paid-In Capital	472,091	357,174
Unearned Compensation	(240)	(302)
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes of $1,410 and $602 as of September 30, 2010 and December 31, 2009, Respectively	1,989	859
Accumulated Deficit	(231,352)	(138,031)
Less Treasury Stock, at Cost: 4,632,500 Shares as of September 30, 2010 and December 31, 2009	(70,012)	(70,012)

Total Stockholders’ Equity	172,632	149,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,968,505	$3,162,706

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$33,681	$42,705	$104,862	$132,508
Taxable Interest on Investment Securities	1,592	1,541	4,035	4,261
Tax-Exempt Interest on Investment Securities	62	607	216	1,871
Dividends on Federal Reserve Bank Stock	102	150	323	456
Dividends on Federal Home Loan Bank Stock	33	64	74	64
Interest on Interest-Bearing Deposits in Other Banks	165	68	319	81
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	8	67	41	261
Interest on Term Federal Funds Sold	32	293	29	1,688

Total Interest and Dividend Income	35,675	45,495	109,899	141,190

INTEREST EXPENSE:
Interest on Deposits	8,299	17,365	26,816	62,836
Interest on Federal Home Loan Bank Advances	342	865	1,027	2,987
Interest on Other Borrowings	22	—	53	2
Interest on Junior Subordinated Debentures	739	747	2,100	2,581

Total Interest Expense	9,402	18,977	29,996	68,406

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	26,273	26,518	79,903	72,784
Provision for Credit Losses	22,000	49,500	117,496	119,387

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	4,273	(22,982)	(37,593)	(46,603)

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	3,442	4,275	10,770	13,032
Insurance Commissions	1,089	1,063	3,573	3,430
Remittance Fees	484	511	1,469	1,579
Trade Finance Fees	381	512	1,144	1,517
Other Service Charges and Fees	409	489	1,193	1,439
Bank-Owned Life Insurance Income	237	234	703	695
Net Gain on Sales of Investment Securities	4	—	117	1,168
Net Gain on Sales of Loans	229	864	443	866
Impairment Loss on Investment Securities:
Total Other-than-temporary Impairment Loss on Investment Securities	(790)	—	(790)	—
Less: Portion of Loss Recognized in Other Comprehensive Income	—	—	—	—

Net Impairment Loss Recognized in Earnings	(790)	—	(790)	—

Other Operating Income	186	265	731	545

Total Non-Interest Income	5,671	8,213	19,353	24,271

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	9,552	8,648	27,349	24,659
Deposit Insurance Premiums and Regulatory Assessments	2,253	2,001	8,552	7,420
Occupancy and Equipment	2,702	2,834	8,101	8,506
Other Real Estate Owned Expense	2,580	3,372	9,998	5,017
Data Processing	1,446	1,608	4,432	4,691
Professional Fees	753	1,239	2,841	2,745
Directors and Officers Liability Insurance	716	293	2,149	881
Supplies and Communication	683	603	1,774	1,772
Advertising and Promotion	567	447	1,605	1,640
Loan-Related Expense	322	192	939	1,590
Amortization of Other Intangible Assets	273	379	902	1,214
Other Operating Expenses	2,232	2,073	6,428	7,509

Total Non-Interest Expense	24,079	23,689	75,070	67,644

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(14,135)	(38,458)	(93,310)	(89,976)
Provision (Benefit) for Income Taxes	442	21,207	11	(3,580)

NET LOSS	$(14,577)	$(59,665)	$(93,321)	$(86,396)

LOSS PER SHARE:
Basic	$(0.12)	$(1.26)	$(1.24)	$(1.86)
Diluted	$(0.12)	$(1.26)	$(1.24)	$(1.86)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	122,789,120	47,413,141	75,204,528	46,415,225
Diluted	122,789,120	47,413,141	75,204,528	46,415,225

DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands; Except Share Data)

	Common Stock — Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other	Retained	Treasury	Total
		Treasury		Common	Paid-In	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity
BALANCE AS OF JANUARY 1, 2009	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

Shares Issued in Private Offering, Net of Offering and Underwriting Costs	5,070,423	—	5,070,423	5	6,834	—	—	—	—	6,839
Shares Issued for Business Acquisitions	39,418	—	39,418	—	46	—	—	—	—	46
Share-Based Compensation Expense	—	—	—	—	649	52	—	—	—	701
Restricted Stock Awards	205,000	—	205,000	—	284	(284)	—	—	—	—
Forfeiture of Restricted Stock Awards	(19,000)	—	(19,000)	—	(89)	89	—	—	—	—

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(86,396)	—	(86,396)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	2,015	—	—	2,015

Total Comprehensive Loss										(84,381)

BALANCE AS OF SEPTEMBER 30, 2009	55,833,890	(4,632,500)	51,201,390	$56	$357,028	$(361)	$2,559	$(102,150)	$(70,012)	$187,120

BALANCE AS OF JANUARY 1, 2010	55,814,890	(4,632,500)	51,182,390	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744

Shares Issued, Net of Offering and Underwriting Costs	100,000,000	—	100,000,000	100	114,209	—	—	—	—	114,309
Exercises of Stock Options	16,000	—	16,000	—	22	—	—	—	—	22
Share-Based Compensation Expense	—	—	—	—	686	62	—	—	—	748

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(93,321)	—	(93,321)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	1,130	—	—	1,130

Total Comprehensive Loss										(92,191)

BALANCE AS OF SEPTEMBER 30, 2010	155,830,890	(4,632,500)	151,198,390	$156	$472,091	$(240)	$1,989	$(231,352)	$(70,012)	$172,632

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(93,321)	$(86,396)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,729	1,977
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	476	(736)
Amortization of Other Intangible Assets	902	1,214
Amortization of Servicing Assets	705	597
Share-Based Compensation Expense	748	701
Provision for Credit Losses	117,496	119,387
Net Gain on Sales of Investment Securities	(117)	(1,168)
Net Gain on Sales of Loans	(443)	(866)
Loss on Sales of Other Real Estate Owned	81	440
Provision for Valuation Allowance on Other Real Estate Owned	8,444	2,501
Impairment Loss on Investment Securities	790	—
Deferred Tax Expense (Benefit)	3,608	38,150
Origination of Loans Held for Sale	(21,050)	(1,221)
Net Proceeds from Sales of Loans Held for Sale	119,560	34,379
Decrease in Accrued Interest Receivable	1,050	958
Increase in Servicing Asset	(60)	(763)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(703)	(695)
Increase in Other Assets	(3,887)	(1,894)
Decrease (Increase) in Income Taxes Receivable	47,366	(29,976)
Increase in Accrued Interest Payable	1,121	1,191
Increase (Decrease) in Other Liabilities	223	(1,681)

Net Cash Provided By Operating Activities	184,718	76,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	3,374	175
Proceeds from Matured or Called Investment Securities Available for Sale	100,006	47,290
Proceeds from Matured or Called Investment Securities Held to Maturity	19	—
Proceeds from Sales of Investment Securities Available for Sale	3,264	38,448
Proceeds from Sales of Other Real Estate Owned	7,732	4,068
Net Decrease in Loans Receivable	229,531	253,704
Purchases of Investment Securities Available for Sale	(294,669)	(89,357)
Purchases of Premises and Equipment	(711)	(1,000)

Net Cash Provided By Investing Activities	48,546	253,328

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Deposits	(221,941)	(78,220)
Proceeds from Exercise of Stock Options	22	—
Net Proceeds from Issuance of Common Stock in Private Offering	116,276	6,839
Repayment of Long-Term Federal Home Loan Bank Advances	(244)	(107,139)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	811	(153,520)

Net Cash Used In Financing Activities	(105,076)	(332,040)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,188	(2,613)
Cash and Cash Equivalents at Beginning of Period	154,110	215,947

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$282,298	$213,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$8,281	$67,215
Income Taxes Refunds, Net of Income Taxes Paid	$(49,971)	$—
Non-Cash Activities:
Stock Issued for Business Acquisition	$—	$46
Transfer of Loans to Other Real Estate Owned	$11,745	$38,326
Transfer of Loans to Loan Held for Sale	$103,717	$—
Loans Provided in the Sale of Other Real Estate Owned	$1,217	$5,000
Issuance of Stock Warrants in Connection with Common Stock Offering	$1,967	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2010, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report on Form 10-K”).
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
     While Hanmi Financial and the Bank have been aggressive and proactive in taking actions necessary to comply with the requirements of the Final Order and Agreement, there can be no assurance that Hanmi Financial or the Bank will be able to comply fully with all provisions of the Final Order and the Agreement, or that compliance with the Final Order and the Agreement will not have material and adverse effects on the operations and financial condition of Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Final Order and the Agreement could result in further enforcement actions by both DFI and FRB, or the placing of the Bank into conservatorship or receivership.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
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
     If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be approved by the FRB. On July 27, 2010, we completed a registered rights and best efforts offering by which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order. As of September 30, 2010, the Bank had tangible stockholders’ equity to total tangible assets ratio of 8.37 percent. Accordingly, we notified the DFI and FRB of such event.
     In addition to complying with the provisions of the Order and the Agreement, we entered into a definitive securities purchase agreement with Woori Finance Holdings Co. Ltd. (“Woori”) on May 25, 2010 which provides that upon satisfaction of all conditions to closing, we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
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
     As of September 30, 2010, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus qualified junior subordinated debentures less intangible assets) was $224.7 million. This represented an increase of $30.0 million, or 15.4 percent, over Tier 1 capital of $194.7 million as of December 31, 2009. The capital ratios of Hanmi Financial and the Bank were as follows as of September 30, 2010:

					To be Categorized as
			Minimum		“Well Capitalized”
			Regulatory		under Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
September 30, 2010
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$279,713	11.69%	$191,345	8.00%	$239,182	10.00%
Hanmi Bank	$276,963	11.61%	$190,916	8.00%	$238,645	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$224,724	9.40%	$95,673	4.00%	$143,509	6.00%
Hanmi Bank	$245,277	10.28%	$95,458	4.00%	$143,187	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$224,724	7.55%	$119,073	4.00%	$148,842	5.00%
Hanmi Bank	$245,277	8.26%	$118,835	4.00%	$148,544	5.00%
Going Concern
     As previously mentioned, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the DFI Final Order issued on November 2, 2009, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. By July 31, 2010, the Bank was

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
required to increase its contributed equity capital by not less than an additional $100 million and maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.0 percent. As a result of the successful completion of the registered rights and best efforts offering in July 2010, the capital contribution requirement set forth in the Final Order has been satisfied. However, the tangible capital ratio requirement set for the in the Final Order has not been satisfied at September 30, 2010. Further, should our asset quality continue to erode and require significant additional provision for credit losses, resulting in added future net operating losses at the Bank, our capital levels will additionally decline requiring the raising of more capital than the amount currently required to satisfy our agreements with our regulators. An inability to raise additional capital when needed or comply with the terms of the Final Order or Agreement, raises substantial doubt about our ability to continue as a going concern.
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
     As set forth above, on May 25, 2010, we entered into a definitive securities purchase agreement with Woori and are currently awaiting final regulatory approval for the applications filed by Woori in connection with the transactions contemplated by the securities purchase agreement. We will inject a substantial portion of the net proceeds from the Woori transaction as new capital into Hanmi Bank. However, we cannot provide assurance that we will be successful in consummating the transaction with Woori.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
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
     Stock Warrants — — The fair value of stock warrants was determined by the Black-Scholes option pricing model
     FASB ASC 320, “Investments — Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. FASB ASC 320 did not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. FASB ASC 320 also extended disclosure requirements about debt and equity securities to interim reporting periods. FASB ASC 320 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 320 requires comparative disclosures only for periods ending after initial adoption. We adopted FASB ASC 320 in the second quarter of 2009 and it had no impact on our financial condition or results of operations.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three and nine months periods ended September 30, 2010. There was a transfer of assets into Level 1 out of Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2010. The transfer was due to a conversion of preferred shares of the issuer to common shares that were traded on the OTC Bulletin Board. The preferred shares were converted into common shares upon the approval of the company’s shareholders which occurred on October 6, 2010.
     As of September 30, 2010, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	September 30,
	Assets	Characteristics	Inputs	2010
	(In Thousands)
ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$106,045	$—	$106,045
U.S. Government Agency Securities	91,734	—	—	91,734
Collateralized Mortgage Obligations	—	97,745	—	97,745
Municipal Bonds	—	12,654	—	12,654
Asset-Backed Securities	—	7,678	—	7,678
Corporate Bonds	—	4,496	—	4,496
Other Securities	—	3,316	—	3,316

Total Debt Securities Available for Sale	$91,734	$231,934	$—	$323,668

Equity Securities Available for Sale:
Financial Service Industry	$910	—	—	$910

Total Equity Securities Available for Sale	$910	$—	$—	$910

Total Securities Available for Sale	$92,644	$231,934	$—	$324,578

Servicing Assets	$—	$—	$3,197	$3,197

LIABILITIES:
Servicing Liabilities	$—	$—	$183	$183
Stock Warrants	$—	$—	$1,967	$1,967
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	July 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	September 30,
	2010	Settlements	in Earnings	Income	of Level 3	2010
	(In Thousands)
ASSETS:
Servicing Assets	$3,356	$51	$(210)	$—	$—	$3,197

LIABILITIES:
Servicing Liabilities	$(193)	$—	$10	$—	$—	$(183)
Stock Warrants	$—	$—	$(6)	$—	$—	$(1,967)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	September 30,
	2010	Settlements	in Earnings	Income	of Level 3	2010
	(In Thousands)

ASSETS:
Servicing Assets	$3,842	$60	$(705)	$—	$—	$3,197

LIABILITIES:
Servicing Liabilities	$(216)	$—	$33	$—	$—	$(183)
Stock Warrants	$—	$—	$(6)	$—	$—	$(1,967)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of September 30, 2010, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	September 30,
	Assets	Characteristics	Inputs	2010
	(In Thousands)
ASSETS:
Loans Held for Sale	$—	$10,660 (1)	$—	$10,660
Impaired Loans	$—	$213,224 (2)	$—	$213,224
Other Real Estate Owned	$—	$20,577 (3)	$—	$20,577
Other Intangible Assets	$—	$—	$2,480	$2,480

(1)	Includes commercial property loans of $2.2 million, commercial term loan of $1.8 million, and SBA loans of $6.7 million.

(2)	Includes real estate loans of $82.8 million and commercial and industrial loans of $130.4 million.

(3)	Includes properties from the foreclosure of real estate loans of $18.4 million and commercial and industrial loans of $2.1 million.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The estimated fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$282,298	$282,298	$154,110	$154,110
Investment Securities Held to Maturity	850	853	869	871
Investment Securities Available for Sale	324,578	324,578	132,420	132,420
Loans Receivable, Net of Allowance for Loan Losses	2,218,228	2,191,522	2,674,064	2,573,080
Accrued Interest Receivable	8,442	8,442	9,492	9,492
Investment in Federal Home Loan Bank Stock	28,418	28,418	30,697	30,697
Investment in Federal Reserve Bank Stock	6,783	6,783	7,878	7,878

Financial Liabilities:
Noninterest-Bearing Deposits	559,764	559,764	556,306	556,306
Interest-Bearing Deposits	1,967,622	1,988,231	2,193,021	2,197,866
Borrowings	238,698	239,357	236,453	237,354
Accrued Interest Payable	13,727	13,727	12,606	12,606
Stock Warrants	1,967	1,967	—	—

Off-Balance Sheet Items:
Commitments to Extend Credit	139,919	143	262,821	177
Standby Letters of Credit	15,763	63	17,225	37
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
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
     Stock Warrants — The fair value of stock warrants was determined by the Black-Scholes option pricing model. Due to limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. The expected life assumption is based on the contract term. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.
     Commitments to Extend Credit and Standby Letters of Credit — The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.
NOTE 4 — INVESTMENT SECURITIES
     The following is a summary of investment securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
		(In Thousands)
September 30, 2010:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	154	3	—	157

	$850	$3	$—	$853

December 31, 2009:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	173	2	—	175

	$869	$2	$—	$871

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     The following is a summary of investment securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
September 30, 2010:
Mortgage-Backed Securities (1)	$104,013	$2,166	$(134)	$106,045
U.S. Government Agency Securities	91,409	336	(11)	91,734
Collateralized Mortgage Obligations (1)	97,409	615	(279)	97,745
Asset-Backed Securities	7,259	419	—	7,678
Municipal Bonds	12,704	125	(175)	12,654
Corporate Bonds	4,500	—	(4)	4,496
Other Securities	3,305	43	(32)	3,316
Equity Securities	647	263	—	910

	$321,246	$3,967	$(635)	$324,578

December 31, 2009:
Mortgage-Backed Securities (1)	$65,218	$1,258	$144	$66,332
U.S. Government Agency Securities	33,325	—	562	32,763
Collateralized Mortgage Obligations (1)	12,520	269	—	12,789
Asset-Backed Securities	8,127	61	—	8,188
Municipal Bonds	7,369	82	92	7,359
Other Securities	3,925	332	62	4,195
Equity Securities	511	283	—	794

	$130,995	$2,285	$860	$132,420

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
     The amortized cost and estimated fair value of investment securities at September 30, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	61,855	61,922	696	696
Over Five Years Through Ten Years	41,220	41,737	—	—
Over Ten Years	16,102	16,219	—	—
Mortgage-Backed Securities	104,013	106,045	154	157
Collateralized Mortgage Obligations	97,409	97,745	—	—
Equity Securities	647	910	—	—

	$321,246	$324,578	$850	$853

     In accordance with FASB ASC 320, “Investments — Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. For the three and nine months ended September 30, 2010, we recorded $790,000 in OTTI charges in earnings on an available-for-sale securities.
     As of September 30, 2010, we had investment securities in mutual funds (“Special Series A Shares”) with an aggregate carrying value of $925,000. During the first quarter of 2010, the issuer of such securities completed a comprehensive restructuring which resulted in the exchange of our Special Series A shares into common shares of the issuer. Based on the closing price of the share at September 30,2010, we recorded an OTTI charge of $790,000 to write down the value of the investment securities to its fair value.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2010 and December 31, 2009:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
				(In Thousands)
September 30, 2010:
Mortgage-Backed Securities	$134	$37,140	8	$—	$—	—	$134	$37,140	8
Collateralized Mortgage Obligation	279	35,303	6	—	—	—	279	35,303	6
Municipal Bonds	175	7,266	3	—	—	—	175	7,266	3
U.S. Government Agency Securities	11	19,076	4	—	—	—	11	19,076	4
Corporate Bonds	4	2,992	1	—	—	—	4	2,992	1
Other Securities	—	—	—	32	968	1	32	968	1

	$603	$101,777	22	$32	$968	1	$635	$102,745	23

December 31, 2009:
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Other Securities	24	1,976	2	38	961	1	62	2,937	3

	$742	$49,627	12	$118	$1,754	2	$860	$51,381	14

     The impairment losses described previously are not included in the table above as the impairment losses were recorded. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2010 and December 31, 2009 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2010. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of their amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2010 and December 31, 2009 are not other-than-temporarily impaired, and therefore, we do not believe that any impairment charges as of September 30, 2010 and December 31, 2009 are warranted.
     Investment securities available for sale with carrying values of $92.1 million and $91.6 million as of September 30, 2010 and December 31, 2009, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$4	$—	$222	$1,277
Gross Realized Losses on Sales of Investment Securities	—	—	(105)	(109)

Net Realized Gains on Sales of Investment Securities	$4	$--	$117	$1,168

Proceeds from Sales of Investment Securities	$15,000	$—	$18,825	$38,448
Tax Expense on Sales of Investment Securities	$2	$—	$50	$491
     For the three months ended September 30, 2010, $865,000 ($501,000, net of income taxes) of net unrealized losses arose during the period and was included in comprehensive income and $88,000 ($51,000, net of income taxes) of previously net unrealized gains were realized in earnings. For the three months ended September 30, 2009, $1.0 million ($584,000, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income. For the nine months ended September 30, 2010, $2.1 million ($1.2 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and $199,000 ($115,000, net of income taxes) of previously net unrealized gains were realized in earnings. For the nine months ended September 30, 2009, $4.2 million ($2.5 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and $975,000 ($565,000, net of income taxes) of previously net unrealized gains were realized in earnings.
NOTE 5 — LOANS
Loans Receivable
     Loans receivable consisted of the following as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Real Estate Loans:
Commercial Property	$751,755	$839,598
Construction	66,082	126,350
Residential Property	65,731	77,149

Total Real Estate Loans	883,568	1,043,097

Commercial and Industrial Loans: (1)
Commercial Term Loans	1,217,885	1,420,034
SBA Loans	110,991	134,521
Commercial Lines of Credit	72,722	101,159
International Loans	46,071	53,488

Total Commercial and Industrial Loans	1,447,669	1,709,202

Consumer Loans	53,237	63,303

Total Gross Loans	2,384,474	2,815,602
Deferred Loan Fees	(843)	(1,552)
Allowance for Loan Losses	(176,063)	(144,996)

Loans Receivable, Net	$2,207,568	$2,669,054

(1)	Commercial and industrial loans include owner-occupied property loans of $967.9 million and $1.15 billion as of September 30, 2010 and December 31, 2009, respectively.
     Accrued interest on loans receivable amounted to $7.1 million and $8.8 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, loans receivable totaling $1.13 billion and $1.38 billion, respectively, was pledged to secure FHLB advances and the Fed Discount Window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 5 — LOANS (Continued)
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the			As of and for the
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2010	2009
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$176,667	$177,820	$105,268	$144,996	$70,986

Actual Charge-Offs	(23,204)	(40,718)	(30,362)	(94,036)	(67,210)
Recoveries on Loans Previously Charged Off	1,900	1,772	487	7,393	1,925

Net Loan Charge-Offs	(21,304)	(38,946)	(29,875)	(86,643)	(65,285)

Provision Charged to Operating Expenses	20,700	37,793	49,375	117,710	119,067

Balance at End of Period	$176,063	$176,667	$124,768	$176,063	$124,768

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,362	$2,655	$4,291	$3,876	$4,096
Provision Charged to Operating Expenses	1,300	(293)	125	(214)	320

Balance at End of Period	$3,662	$2,362	$4,416	$3,662	$4,416

Impaired Loans
     The following table provides information on impaired loans as of the dates indicated:

	Amount	Allowance
	(In Thousands)
September 30, 2010:
With No Allocated Allowance:
Without Charge-Offs	$71,886	$—
With Charge-Offs	93,978	—

	$165,864	$—

With Allocated Allowance:
Without Charge-Offs	$49,089	$24,186
With Charge-Offs	21,128	2,627

	$70,217	$26,813

December 31, 2009:
With No Allocated Allowance:
Without Charge-Offs	$44,055	$—
With Charge-Offs	84,674	—

	$128,729	$—

With Allocated Allowance:
Without Charge-Offs	$41,476	$20,413
With Charge-Offs	30,529	2,735

	$72,005	$23,148

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 5 — LOANS (Continued)
     The average recorded investment in impaired loans was $322.0 million and $262.9 million for the nine months ended September 30, 2010 and 2009, respectively.
     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$4,865	$5,473	$16,229	$12,126
Less: Interest Income Recognized on Impaired Loans	(2,622)	(3,987)	(7,670)	(7,591)

Interest Foregone on Impaired Loans	$2,243	$1,486	$8,559	$4,535

     There were no commitments to lend additional funds to borrowers whose loans are included above.
Non-Performing Assets
     The following table details non-performing assets as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$60,804	$58,927
Construction	9,338	15,185
Residential Property	1,957	3,335
Commercial and Industrial Loans:
Commercial Term Loans	89,128	102,677
Commercial Lines of Credit	3,692	1,906
SBA Loans	28,632	35,609
International Loans	540	739
Consumer Loans	638	622

Total Non-Accrual Loans	194,729	219,000
Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Consumer Loans	—	67

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	—	67

Total Non-Performing Loans	194,729	219,067
Other Real Estate Owned	20,577	26,306

Total Non-Performing Assets	$215,306	$245,373

Non-Performing Loans as a Percentage of Total Gross Loans	8.13%	7.77%
Non-Performing Assets as a Percentage of Total Assets	7.25%	7.76%

Troubled Debt Restructurings on Accrual Status	$35,492	$—

     Non-performing loans decreased by $24.3 million, or 11.1 percent, to $194.7 million as of September 30, 2010, compared to $219.1 million as of December 31, 2009. Loans on non-accrual status totaled $194.7 million and $219.0 million as of September 30, 2010 and December 31, 2009, respectively. Delinquent loans on accrual status (defined as performing loans with 30 to 89 days past due) were $23.9 million as of September 30, 2010, compared to $41.2 million as of December 31, 2009, representing a 41.9 percent decrease.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 6 — INCOME TAXES
     Under GAAP, a valuation allowance must be recorded if it is “more likely than not” that such deferred tax assets will not be realized. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets on a quarterly basis.
     In conducting our regular quarterly evaluation, we decided to keep establishing a deferred tax asset valuation allowance as of September 30, 2010 based primarily upon the existence of a three-year cumulative loss including management’s current projected results for the year ending December 31, 2010. Although our current financial forecasts indicate that sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined as of September 30, 2010.
     During the third quarter of 2010, we recorded an additional valuation allowance of $9.9 million against our deferred tax assets, totaling $93.0 million of valuation allowance as of September 30, 2010. We have $807,000 of net deferred tax liabilities as of September 30, 2010.
NOTE 7 — SHARE-BASED COMPENSATION
     As part of the agreement with the placement agency company executed on July 27, 2010, we issued warrants to purchase two million shares of common stock for services performed. The warrants have an exercise price of $1.20 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815- 40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. Due to limited trading history, our expected stock volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publically traded. We used a weighted average expected stock volatility of 111.46%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.07% used for the warrant is equal to the zero coupon rate in effect at the time of the grant.
     Upon re-measuring the fair value of the stock warrants at September 30, 2010, the fair value increased by $6,000, which we have included in other operating expenses during the quarter ended September 30, 2010. We used a weighted average expected stock volatility of 103.98% and an expected life assumption of five years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 1.52% used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.
Share-Based Compensation Expense
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In Thousands)

Share-Based Compensation Expense	$261	$212	$748	$701
Related Tax Benefits	$110	$89	$314	$295

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 7 — SHARE-BASED COMPENSATION (Continued)
Unrecognized Share-Based Compensation Expense
     As of September 30, 2010, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$651	1.2 years
Restricted Stock Awards	240	3.1 years

Total Unrecognized Share-Based Compensation Expense	$891	1.7 years

Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended September 30, 2010:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,117,715	$11.68	5.7 years	$—

Options Expired	(38,024)	$4.41	0.4 years
Options Forfeited	(1,200)	$18.00	2.8 years

Options Outstanding at End of Period	1,078,491	$11.93	5.6 years	$—

Options Exercisable at End of Period	802,291	$13.94	4.9 years	$—
     The table below provides stock option information for the nine months ended September 30, 2010:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,180,358	$11.78	6.2 years	$—

Options Exercised	(16,000)	$1.35	8.5 years
Options Expired	(78,467)	$11.45	2.5 years
Options Forfeited	(7,400)	$17.00	6.3 years

Options Outstanding at End of Period	1,078,491	$11.93	5.6 years	$—

Options Exercisable at End of Period	802,291	$13.94	4.9 years	$—
     Total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was zero and $14,000, respectively. There was no option exercised during the same period of 2009.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 7 — SHARE-BASED COMPENSATION (Continued)
Restricted Stock Awards
     The table below provides restricted stock award information for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted Stock at Beginning of Period	148,400	$1.99	183,400	$1.87

Restricted Stock Vested	—	$—	(35,000)	$1.40

Restricted Stock at End of Period	148,400	$1.99	148,400	$1.99

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
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2010			2009
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Loss	Shares	Amount	Loss	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended September 30:
Basic EPS	$(14,577)	122,789,120	$(0.12)	$(59,665)	47,413,141	$(1.26)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	—	—

Diluted EPS	$(14,577)	122,789,120	$(0.12)	$(59,665)	47,413,141	$(1.26)

Nine Months Ended September 30:
Basic EPS	$(93,321)	75,204,528	$(1.24)	$(86,396)	46,415,225	$(1.86)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	—	—	—	—	—

Diluted EPS	$(93,321)	75,204,528	$(1.24)	$(86,396)	46,415,225	$(1.86)

     For the three and nine months ended September 30, 2010 and 2009, there were 3,226,891 and 1,451,069 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
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
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Commitments to Extend Credit	$139,919	$262,821
Standby Letters of Credit	15,763	17,225
Commercial Letters of Credit	9,918	13,544
Unused Credit Card Lines	24,337	23,408

Total Undisbursed Loan Commitments	$189,937	$316,998

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Continued)
NOTE 11 — LIQUIDITY (Continued)
Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2010. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of September 30, 2010, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $8.3 million, up from $3.5 million as of December 31, 2009.
Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. In an effort to preserve liquidity, the Bank deployed innovative products, such as Advantage and Diamond Freedom CDs, during the first nine months of 2010, and utilized Internet rate service providers in the first half of 2010. Through this campaign and the use of Internet rate service providers, the Bank achieved the objectives of maintaining adequate liquidity and significantly reducing its reliance on brokered deposits. As a result, total deposits decreased by $221.9 million, or 8.1 percent, from $2.75 billion as of December 31, 2009 to $2.53 billion as of September 30, 2010, primarily due to a $203.5 million decrease in brokered deposits. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2010, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of only $153.7 million that slightly decreased $244,000 during the first nine months of 2010.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of September 30, 2010, our total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $436.1 million and $282.3 million, respectively. The Bank’s FHLB borrowings as of September 30, 2010 totaled $153.7 million, representing 5.2 percent of total assets. As of November 5, 2010, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $436.1 million and $282.4 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $178.6 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $413.1 million, and had no borrowings as of September 30, 2010. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2010, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.
     Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or FRB would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of September 30, 2010, in compliance with its regulatory restrictions, the Bank does not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future. The Bank believes that it nonetheless has adequate liquidity resources to fund its obligations with its interest-bearing deposits, unpledged marketable securities, and secured credit lines with the FHLB and Fed Discount Window.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2010. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Form 10-Q other than statements of historical fact are “forward –looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, developments regarding our securities purchase agreement with Woori, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:
•	our ability to continue as going concern;

•	closure of Hanmi Bank and appointment of the Federal Deposit Insurance Corporation as receiver;

•	failure to complete the transaction contemplated by the securities purchase agreement with Woori;

•	failure to raise enough capital to support our operations or meet our regulatory requirements;

•	failure to maintain adequate levels of capital to support our operations;

•	a significant number of customers failing to perform under their loans and other terms of credit agreements;

•	the effect of regulatory orders we have entered into and potential future supervisory actions against us or Hanmi Bank;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits and restrictions on taking brokered deposits;

•	sources of liquidity available to us and to Hanmi Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;

•	adverse changes in domestic or global financial markets, economic conditions or business conditions;

•	regulatory restrictions on Hanmi Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;

•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	failure to attract or retain our key employees;

•	adequacy of our allowance for loan losses;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in financial markets that may result in impairment charges relating to our securities portfolio;

•	competition in our primary market areas;

•	demographic changes in our primary market areas;

•	global hostilities, acts of war or terrorism, including but not limited to, conflict between North and South Korea;

•	significant government regulations, legislation and potential changes thereto; and

•	other risks described herein and in the other reports and statements we file with the SEC.

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

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,456,883	$3,078,104	$2,610,122	$3,235,455
Average Investment Securities	$223,709	$209,021	$169,558	$190,243
Average Interest-Earning Assets	$2,989,762	$3,552,698	$2,988,813	$3,718,837
Average Total Assets	$2,983,632	$3,672,253	$3,015,243	$3,842,266
Average Deposits	$2,559,116	$3,100,419	$2,612,891	$3,174,880
Average Borrowings	$239,992	$297,455	$245,708	$374,139
Average Interest-Bearing Liabilities	$2,238,036	$2,844,821	$2,296,599	$3,013,651
Average Stockholders’ Equity	$155,056	$232,136	$128,268	$249,742

PER SHARE DATA:
Earnings (Loss) Per Share – Basic	$(0.12)	$(1.26)	$(1.24)	$(1.86)
Earnings (Loss) Per Share – Diluted	$(0.12)	$(1.26)	$(1.24)	$(1.86)
Common Shares Outstanding	151,198,390	51,201,390	151,198,390	51,201,390
Book Value Per Share (2)	$1.14	$3.65	$1.14	$3.65

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	(1.94%)	(6.45%)	(4.14%)	(3.01%)
Return on Average Stockholders’ Equity (3) (5)	(37.30%)	(101.97%)	(97.27%)	(46.25%)
Efficiency Ratio (6)	75.38%	68.21%	75.63%	69.38%
Net Interest Spread (7)	3.07%	2.47%	3.17%	2.08%
Net Interest Margin (8)	3.49%	3.00%	3.58%	2.65%
Average Stockholders’ Equity to Average Total Assets	5.20%	6.32%	4.25%	6.50%

SELECTED CAPITAL RATIOS: (9)
Total Risk-Based Capital Ratio:
Hanmi Financial	11.69%	9.15%
Hanmi Bank	11.61%	9.69%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	9.40%	7.86%
Hanmi Bank	10.28%	8.40%
Tier 1 Leverage Ratio:
Hanmi Financial	7.55%	6.60%
Hanmi Bank	8.26%	7.05%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (10)	8.13%	5.85%	8.13%	5.85%
Non-Performing Assets to Total Assets (11)	7.25%	5.83%	7.25%	5.83%
Net Loan Charge-Offs to Average Total Gross Loans (12)	3.44%	3.85%	4.44%	2.70%
Allowance for Loan Losses to Total Gross Loans	7.35%	4.19%	7.35%	4.19%
Allowance for Loan Losses to Non-Performing Loans	90.41%	71.53%	90.41%	71.53%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Total stockholders’ equity divided by common shares outstanding.

(3)	Calculation based upon annualized net loss.

(4)	Net loss divided by average total assets.

(5)	Net loss divided by average stockholders’ equity.

(6)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(9)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(10)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.

(11)	Non-performing assets consist of non-performing loans (see footnote (10) above) and other real estate owned.

(12)	Calculation based upon annualized net loan charge-offs.

EXECUTIVE OVERVIEW
     Our net loss for the third quarter of 2010 substantially decreased to $14.6 million, or $(0.12) per share, compared to the immediately preceding quarter loss of $29.3 million, or $(0.57) per share, and net loss of $59.7 million, or $(1.26) per share for the third quarter of 2009. The substantial decline in net loss for the third quarter of 2010 was primarily the result of lower levels of provision for credit losses of $22.0 million, compared to $37.5 million for the second quarter of 2010 and $49.5 million for the third quarter of 2009.
     On July 27, 2010, we successfully completed a $120 million registered rights and best efforts offering to strengthen our capital position. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order and the Bank has met the threshold for being considered “well-capitalized” for regulatory purposes as of September 30, 2010. For a further discussion of the Bank’s capital condition and capital resources, see “Capital Resources and Liquidity.”
     We improved our asset quality through proactive loan monitoring, accelerated problem loan resolutions, prudent charge-offs of loans lacking cash flow and collateral equity, and sales of non-performing assets. In accordance with our liquidity preservation strategy, funds raised from the secondary stock offerings and sales of loans were placed into highly liquid assets. As a result, we maintained a strong liquidity position with $607.7 million in cash and marketable securities as of September 30, 2010. Based on submissions to and consultations with our regulators, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Final Order and the Written Agreement.
Significant financial highlights include (as of or for the period ended September 30, 2010):
•	The Bank’s total risk-based capital ratio was 11.61% as of September 30, 2010 compared to 7.35% as of June 30, 2010 and 9.07% as of December 31, 2009. The Bank’s tangible common equity to tangible assets was 8.37% as of September 30, 2010 compared to 5.20% as of June 30, 2010 and 7.13% as of December 31, 2009.

•	Non-performing loans decreased to $194.7 million, or 8.13% of total gross loans, as of September 30, 2010 compared to $242.1 million or 9.67% of total gross loans as of June 30, 2010 and $219.1 million, or 7.77% as of December 31, 2009. The coverage ratio of the allowance to non-performing loans also increased to 90.41% as of September 30, 2010 compared to 72.96% as of June 30, 2010 and 66.19% as of December 31, 2009.

•	The cost of funds continued to decrease through changes in our deposit mix. The average funding cost decreased by 98 basis points to 1.67% in the third quarter of 2010 compared to 2.65% for the same period of 2009 and decreased by 128 basis point to 1.75% for the first nine months of 2010 compared to 3.03% for the same period of 2009.

•	Net interest margin improved 49 basis points to 3.49% in the third quarter of 2010 compared to 3.00% in the third quarter of 2009 and improved 93 basis points to 3.58% for the first nine months of 2010 compared to 2.65% for the same period of 2009.
Outlook for the Remainder of 2010
     For the remainder of 2010, our priority will be to continue to improve our credit quality while using our best efforts to comply fully with all of the requirements of the Final Order and the Written Agreement.
     We believe that our proactive actions and initiatives to manage credit risk exposure have resulted in substantial improvement of our asset quality over the past several quarters. We will continue to refine our credit risk management systems to meet the challenges of our changing economic environment.
     Based on our current liquidity position, we have begun to consider strategic changes. We are currently planning to develop innovative new products and services as well as generate quality new loans to expand our existing customer base with the goal of improving our profitability.
Status of Hanmi/Woori Transaction
     Hanmi Financial and Woori are currently awaiting final regulatory approval from the Federal Reserve Board and the Korean Financial Services Commission for the transactions contemplated by the Securities Purchase Agreement. Although the Securities Purchase Agreement can be terminated after November 15, 2010, under certain circumstances, by either Woori or Hanmi Financial, Hanmi believes that Woori remains fully committed to completing the transaction as currently structured and the parties are currently discussing an extension of the November 15, 2010 termination date.

RESULTS OF OPERATIONS
Net Interest Income before Provision for Credit Losses
     Our earnings depend largely upon “net interest income,” which is the difference between the interest income received from our loan portfolio and other interest-earning assets and the interest paid on deposits and borrowings. The difference between the yield earned on interest-earning assets and the cost of interest-bearing liabilities is “net interest spread.” Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the “net interest margin.”
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

     Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	September 30, 2010			September 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,456,883	$33,681	5.44%	$3,078,104	$42,705	5.50%
Municipal Securities (2)	6,301	95	6.03%	58,179	933	6.41%
Obligations of Other U.S. Government Agencies	92,690	620	2.68%	37,969	431	4.54%
Other Debt Securities	124,718	970	3.11%	112,873	1,110	3.93%
Equity Securities (5)	36,568	135	1.48%	41,741	214	2.05%
Federal Funds Sold	6,932	8	0.46%	56,568	67	0.47%
Term Federal Funds Sold	22,880	32	0.56%	90,239	293	1.30%
Interest-Earning Deposits	242,790	165	0.27%	77,025	68	0.35%

Total Interest-Earning Assets (2)	2,989,762	35,706	4.74%	3,552,698	45,821	5.12%

Noninterest-Earning Assets:
Cash and Cash Equivalents	66,772			67,318
Allowance for Loan Losses	(184,658)			(119,653)
Other Assets	111,756			171,890

Total Noninterest-Earning Assets	(6,130)			119,555

TOTAL ASSETS	$2,983,632			$3,672,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$122,122	889	2.89%	$93,404	585	2.48%
Money Market Checking and NOW Accounts	429,601	1,094	1.01%	629,124	2,998	1.89%
Time Deposits of $100,000 or More	1,133,970	5,059	1.77%	983,341	7,447	3.00%
Other Time Deposits	312,351	1,257	1.60%	841,497	6,335	2.99%
Federal Home Loan Bank Advances	153,777	342	0.88%	213,583	865	1.61%
Other Borrowings	3,809	22	2.29%	1,466	—	—
Junior Subordinated Debentures	82,406	739	3.56%	82,406	747	3.60%

Total Interest-Bearing Liabilities	2,238,036	9,402	1.67%	2,844,821	18,977	2.65%

Noninterest-Bearing Liabilities:
Demand Deposits	561,072			553,053
Other Liabilities	29,468			42,243

Total Noninterest-Bearing Liabilities	590,540			595,296

Total Liabilities	2,828,576			3,440,117
Stockholders’ Equity	155,056			232,136

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,983,632			$3,672,253

NET INTEREST INCOME		$26,304			$26,844

NET INTEREST SPREAD (2) (3)			3.07%			2.47%

NET INTEREST MARGIN (2) (4)			3.49%			3.00%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $429,000 and $654,000 for the three months ended September 30, 2010 and 2009, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and investment in Federal Reserve Bank stock.

     The table below shows changes in interest income and interest expense, the amounts attributable to variations in interest rates, and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes were allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three Months Ended September 30, 2010 vs.
	Three Months Ended September 30, 2009
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(8,522)	$(502)	$(9,024)
Municipal Securities	(785)	(53)	(838)
Obligations of Other U.S. Government Agencies	423	(234)	189
Other Debt Securities	108	(248)	(140)
Equity Securities	(25)	(54)	(79)
Federal Funds Sold	(57)	(2)	(59)
Term Federal Funds Sold	(148)	(113)	(261)
Interest-Earning Deposits	116	(19)	97

Total Interest and Dividend Income	(8,890)	(1,225)	(10,115)

Interest Expense:
Savings	199	105	304
Money Market Checking and NOW Accounts	(771)	(1,133)	(1,904)
Time Deposits of $100,000 or More	1,014	(3,402)	(2,388)
Other Time Deposits	(2,918)	(2,160)	(5,078)
Federal Home Loan Bank Advances	(200)	(323)	(523)
Other Borrowings	—	22	22
Junior Subordinated Debentures	—	(8)	(8)

Total Interest Expense	(2,676)	(6,899)	(9,575)

Change in Net Interest Income	$(6,214)	$5,674	$(540)

     For the three months ended September 30, 2010 and 2009, net interest income before provision for credit losses on a tax equivalent basis was $26.3 million and $26.8 million, respectively. Interest income decreased 22.1 percent to $35.7 million for the three months ended September 30, 2010 from $45.8 million for the same period in 2009 and interest expense significantly decreased 50.5 percent to $9.4 million for the three months ended September 30, 2010 from $19.0 million for the same period in 2009. The net interest spread and net interest margin for the three months ended September 30, 2010 were 3.07 percent and 3.49 percent, respectively, compared to 2.47 percent and 3.00 percent, respectively, for the same period in 2009. The increase in net interest income was primarily due to lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns. This increase is partially offset by the impact of the increase in volume of nonaccrual loans.
     Average gross loans decreased by $621.2 million, or 20.2 percent, to $2.46 billion for the three months ended September 30, 2010 from $3.08 billion for the same period in 2009. Average interest-earning assets decreased by $562.9 million, or 15.9 percent, to $2.99 billion for the three months ended September 30, 2010 from $3.55 billion for the same period in 2009. The $562.9 million decrease in average interest earning assets for the three months ended September 30, 2010 was a direct result of our deleveraging strategy implemented since early 2009. Consistent with this strategy, the average interest-bearing liabilities decreased by $606.8 million, or 21.3 percent to $2.24 billion for the three months ended September 30, 2010 from $2.84 billion for the same period in 2009. Average FHLB advances decreased by $59.8 million, or 28.0 percent, to $153.8 million for the three months ended September 30, 2010 from $213.6 million for the same period in 2009.
     The yield on average interest-earning assets decreased by 38 basis points from 5.12 percent for the three months ended September 30, 2009 to 4.74 percent for the same period in 2010, reflecting a decrease in the average yield on loans resulted from an increase in our overall level of nonaccrual loans. Total loan interest and fee income decreased by $9.0 million, or 21.1 percent to $33.7 million for the three months ended September 30, 2010 from $42.7 million for the same period in 2009 due primarily to a 20.2 percent decrease in the average gross loans. The average yield on loans decreased from 5.50 percent for the three months ended September 30, 2009 to 5.44 percent for the same period in 2010. Our interest income forgone on nonaccrual loans increased by $757,000, or 50.9 percent from $1.5 million for the three months ended September 30, 2009 to $2.2 million for the same period in 2010. The average cost on interest-bearing liabilities significantly decreased by 98 basis points from 2.65 percent for the three months ended September 30, 2009 to 1.67 percent for the same period in 2010. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. Average brokered deposits, high-cost of funds, decreased to zero for the three months ended September 30, 2010 from $365.7 million for the same period in 2009. Average FHLB advances decreased by $59.8 million to $153.8 million for the three months ended September 30, 2010 from $213.6 million for the same period in 2009.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Nine Months Ended
	September 30, 2010			September 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,610,122	$104,862	5.37%	$3,235,455	$132,508	5.48%
Municipal Securities (2)	7,107	332	6.23%	58,760	2,878	6.53%
Obligations of Other U.S. Government Agencies	63,790	1,563	3.27%	20,345	671	4.40%
Other Debt Securities	98,661	2,471	3.34%	111,138	3,590	4.31%
Equity Securities (5)	37,961	397	1.39%	41,667	520	1.66%
Federal Funds Sold	11,056	41	0.49%	95,365	261	0.36%
Term Federal Funds Sold	10,128	29	0.38%	125,249	1,688	1.80%
Interest-Earning Deposits	149,988	319	0.28%	30,858	81	0.35%

Total Interest-Earning Assets (2)	2,988,813	110,014	4.92%	3,718,837	142,197	5.11%

Noninterest-Earning Assets:
Cash and Cash Equivalents	67,487			72,115
Allowance for Loan Losses	(174,786)			(95,546)
Other Assets	133,729			146,860

Total Noninterest-Earning Assets	26,430			123,429

TOTAL ASSETS	$3,015,243			$3,842,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$120,945	2,635	2.91%	$86,715	1,617	2.49%
Money Market Checking and NOW Accounts	481,744	3,933	1.09%	431,646	6,278	1.94%
Time Deposits of $100,000 or More	1,050,248	14,793	1.88%	1,124,876	29,877	3.55%
Other Time Deposits	397,954	5,455	1.83%	996,275	25,064	3.36%
Federal Home Loan Bank Advances	160,162	1,027	0.86%	290,142	2,987	1.38%
Other Borrowings	3,140	53	2.26%	1,591	2	0.17%
Junior Subordinated Debentures	82,406	2,100	3.41%	82,406	2,581	4.19%

Total Interest-Bearing Liabilities	2,296,599	29,996	1.75%	3,013,651	68,406	3.03%

Noninterest-Bearing Liabilities:
Demand Deposits	562,000			535,368
Other Liabilities	28,375			43,505

Total Noninterest-Bearing Liabilities	590,375			578,873

Total Liabilities	2,886,974			3,592,524
Stockholders’ Equity	128,268			249,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,015,243			$3,842,266

NET INTEREST INCOME		$80,018			$73,791

NET INTEREST SPREAD (3)			3.17%			2.08%

NET INTEREST MARGIN (4)			3.58%			2.65%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.4 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and investment in Federal Reserve Bank stock.

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

	Nine Months Ended September 30, 2010 vs.
	Nine Months Ended September 30, 2009
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(25,167)	$(2,479)	$(27,646)
Municipal Securities	(2,419)	(127)	(2,546)
Obligations of Other U.S. Government Agencies	1,412	(520)	892
Other Debt Securities	(373)	(746)	(1,119)
Equity Securities	(44)	(79)	(123)
Federal Funds Sold	(421)	201	(220)
Term Federal Funds Sold	(893)	(766)	(1,659)
Interest-Earning Deposits	286	(48)	238

Total Interest and Dividend Income	(27,619)	(4,564)	(32,183)

Interest Expense:
Savings	714	304	1,018
Money Market Checking and NOW Accounts	662	(3,007)	(2,345)
Time Deposits of $100,000 or More	(1,867)	(13,217)	(15,084)
Other Time Deposits	(11,155)	(8,454)	(19,609)
Federal Home Loan Bank Advances	(1,064)	(896)	(1,960)
Other Borrowings	4	47	51
Junior Subordinated Debentures	—	(481)	(481)

Total Interest Expense	(12,706)	(25,704)	(38,410)

Change in Net Interest Income	$(14,913)	$21,140	$6,227

     For the nine months ended September 30, 2010 and 2009, net interest income before provision for credit losses on a tax equivalent basis was $80.0 million and $73.8 million, respectively. Interest income decreased 22.6 percent to $110.0 million for the nine months ended September 30, 2010 from $142.2 million for the same period in 2009 and interest expense also decreased 56.2 percent to $30.0 million for the nine months ended September 30, 2010 from $68.4 million for the same period in 2009. The net interest spread and net interest margin for the nine months ended September 30, 2010 were 3.17 percent and 3.58 percent, respectively, compared to 2.08 percent and 2.65 percent, respectively, for the same period in 2009. The increase in net interest income was primarily due to lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns. This increase is partially offset by the impact of the increase in volume of nonaccrual loans.
     Average gross loans decreased by $625.3 million, or 19.3 percent, to $2.61 billion for the nine months ended September 30, 2010 from $3.24 billion for the same period in 2009. Average interest-earning assets decreased by $730.0 million, or 19.6 percent, to $2.99 billion for the nine months ended September 30, 2010 from $3.72 billion for the same period in 2009. The $730.0 million decrease in average interest earning assets for the nine months ended September 30, 2010 was attributable primarily to our preplanned deleveraging strategy implemented since early 2009. Consistent with this strategy, the average interest-bearing liabilities decreased by $717.1 million, or 23.8 percent to $2.30 billion for the nine months ended September 30, 2010 from $3.01 billion for the same period in 2009. Average FHLB advances decreased by $130.0 million, or 44.8 percent, to $160.2 million for the nine months ended September 30, 2010 from $290.1 million for the same period in 2009.
     The yield on average interest-earning assets decreased by 19 basis points from 5.11 percent for the nine months ended September 30, 2009 to 4.92 percent for the same period in 2010, primarily reflecting a decrease in the average yield on loans. Total loan interest and fee income decreased by $27.6 million, or 20.9 percent to $104.9 million for the nine months ended September 30, 2010 from $132.5 million for the same period in 2009 due primarily to a 19.3 percent decrease in the average gross loans. The average yield on loans decreased from 5.48 percent for the nine months ended September 30, 2009 to 5.37 percent for the same period in 2010. This decrease resulted from an increase in our overall level of nonaccrual loans. Our interest income forgone on nonaccrual loans increased by $4.0 million, or 88.7 percent from $4.5 million for the nine months ended September 30, 2009 to $8.6 million for the same period in 2010. The average cost on interest-bearing liabilities significantly decreased by 128 basis points from 3.03 percent for the nine months ended September 30, 2009 to 1.75 percent for the same period in 2010. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through successful core deposits campaigns in the second half of 2009. Total average non-time deposits, a low-cost funding source, increased by $110.1 million, or 10.5%, to $1.16 billion for the nine months ended September 30, 2010 from $1.05 billion for the same period in 2009.

Provision for Credit Losses
     For the three months ended September 30, 2010 and 2009, the provision for credit losses was $22.0 million and $49.5 million, respectively. For the nine months ended September 30, 2010 and 2009, the provision for credit losses was $117.5 million and $119.4 million, respectively. The decreases in the provision for credit losses for both periods are attributable to decreases in net charge-offs and non-performing loans, reflecting the improvement of credit quality through strict loan monitoring and proactive sales of problems loans. Net charge-offs decreased $8.6 million, or 28.7 percent, from $29.9 million for the three months ended September 30, 2009 to $21.3 million for the same period in 2010. Non-performing loans also decreased from $219.1 million, or 7.77 percent of total gross loans, as of December 31, 2009 to $194.7 million, or 8.13 percent of total gross loans, as of September 30, 2010. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details. We continually assess the quality of our loan portfolio to determine whether additional provision for credit losses is necessary. We anticipate future provisions will be required to account for probable credit losses.
Non-Interest Income
     We earn non-interest income from five major sources: service charges on deposit accounts, insurance commissions, remittance fees, other service charges and fees and fees generated from international trade finance. In addition, we sell certain assets primarily for risk management purposes.
     Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$3,442	$4,275	$(833)	(19.5%)
Insurance Commissions	1,089	1,063	26	2.4%
Remittance Fees	484	511	(27)	(5.3%)
Trade Finance Fees	381	512	(131)	(25.6%)
Other Service Charges and Fees	409	489	(80)	(16.4%)
Bank-Owned Life Insurance Income	237	234	3	1.3%
Net Gain on Sales of Investment Securities	4	—	4	—%
Net Gain on Sales of Loans	229	864	(635)	(73.5%)
Impairment Loss on Investment Securities	(790)	—	(790)	—%
Other Operating Income	186	265	(79)	(29.8%)

Total Non-Interest Income	$5,671	$8,213	$(2,542)	(31.0%)

     For the three months ended September 30, 2010, non-interest income was $5.7 million, a decrease of $2.5 million, or 31.0 percent, from $8.2 million for the same period in 2009. The decrease in non-interest income is primarily attributable to decreases in service charges on deposit accounts, an $790,000 impairment loss on investment securities, and a decrease in net gain on sales of loans. Service charges on deposit accounts decreased by $833,000 to $3.4 million for the third quarter of 2010 from $4.3 million for the same period of 2009, primarily due to a decrease of $751,000 in NSF charges and a decrease in account analysis fees. Impairment loss on investment securities of $790,000 resulted from a write-down of equity securities, acquired prior to 2004 for Community Reinvestment Act purposes, upon recapitalization of the issuer of such equity securities. Net gain on sale of loans decreased by $635,000 for the third quarter of 2010 compared to the same period in 2009. The gain on sale of loans was substantial during the third quarter of 2009 when we sold accumulated inventory upon the recovery of the SBA secondary market.

     Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009
     The following table sets forth the various components of non-interest income for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$10,770	$13,032	$(2,262)	(17.4%)
Insurance Commissions	3,573	3,430	143	4.2%
Remittance Fees	1,469	1,579	(110)	(7.0%)
Other Service Charges and Fees	1,193	1,439	(246)	(17.1%)
Trade Finance Fees	1,144	1,517	(373)	(24.6%)
Bank-Owned Life Insurance Income	703	695	8	1.2%
Net Gain on Sales of Loans	443	866	(423)	(48.8%)
Net Gain on Sales of Investment Securities	117	1,168	(1,051)	(90.0%)
Impairment Loss on Investment Securities	(790)	—	(790)	—%
Other Operating Income	731	545	186	34.1%

Total Non-Interest Income	$19,353	$24,271	$(4,918)	(20.3%)

     For the nine months ended September 30, 2010, non-interest income was $19.4 million, a decrease of $4.9 million, or 20.3 percent, from $24.3 million for the same period in 2009. The decrease in non-interest income is primarily attributable to decreases in service charges on deposit accounts, a decrease in net gain on sales of investment securities and an $790,000 impairment loss on investment securities. Service charges on deposit accounts decreased by $2.3 million, or 17.4 percent, from $13.0 million for the nine months ended September 30, 2009 to $10.8 million for the same period in 2010. The decrease was primarily due to a decrease of $1.9 million in NSF charges and a decrease of $310,000 in account analysis fees, reflecting the slowed business activities in the depressed economy. Net gain on sales of investment securities decreased by $1.1 million, or 90.0 percent, from $1.2 million for the nine months ended September 30, 2009 to $117,000 for the same period in 2010. The decrease was due to a decline in sale transactions of investment securities.
Non-Interest Expense
     Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$9,552	$8,648	$904	10.5%
Occupancy and Equipment	2,702	2,834	(132)	(4.7%)
Other Real Estate Owned Expense	2,580	3,372	(792)	(23.5%)
Deposit Insurance Premiums and Regulatory Assessments	2,253	2,001	252	12.6%
Data Processing	1,446	1,608	(162)	(10.1%)
Professional Fees	753	1,239	(486)	(39.2%)
Directors and Officers Liability Insurance Premiums	716	293	423	—%
Supplies and Communications	683	603	80	13.3%
Advertising and Promotion	567	447	120	26.8%
Loan-Related Expense	322	192	130	67.7%
Amortization of Other Intangible Assets	273	379	(106)	(28.0%)
Other Operating Expenses	2,232	2,073	159	7.7%

Total Non-Interest Expense	$24,079	$23,689	$390	1.6%

     For the three months ended September 30, 2010 and 2009, non-interest expense was $24.1 million and $23.7 million, respectively. The efficiency ratio for the three months ended September 30, 2010 was 75.38 percent, compared to 68.21 percent for the same period in 2009. The overall increase in non-interest expense was primarily due to a $904,000 increase in salaries and employee benefits and a $423,000 increase in directors and officers liability insurance premiums, partially offset by decreases in other real estate owned expenses and professional fees.
     Salaries and employee benefits increased $904,000, or 10.5 percent, from $8.7 million for the three months ended September 30, 2009 to $9.6 million for the same period in 2010. The increase was primarily due to an $860,000 compensation expense for the preannounced retention plan payable in November 2010.

     Other real estate owned expense decreased $792,000, or 23.5 percent, from $3.4 million for the three months ended September 30, 2009 to $2.6 million for the same period in 2010. The decrease was due primarily to a $1.4 million decrease in OREO maintenance expenses, partially offset by a $441,000 increase in valuation allowance and an $119,000 increase in loss on the sale of OREO during the third quarter of 2010.
     Deposit insurance premiums and regulatory assessments increased $252,000, or 12.6 percent, from $2.0 million for the three months ended September 30, 2009 to $2.3 million for the same period in 2010. The increase was due to higher assessment rates for FDIC insurance on deposits, and was partially offset by the decrease in average total deposits. The assessment rates increased by 3 basis points from 29 basis points for the three months ended September 30, 2009 to 32 basis points for the same period in 2010 resulting from the change in risk categories of the Bank. The average total deposits decreased $541.3 million, or 17.5 percent, from $3.10 billion for the three months ended September 30, 2009 to $2.56 billion for the same period in 2010.
     Directors and officers liability insurance premiums increased $423,000 from $293,000 for the three months ended September 30, 2009 to $716,000 for the same period in 2010. The increase was due to the change in risk categories of the Bank, which caused higher insurance premiums.
     Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$27,349	$24,659	$2,690	10.9%
Other Real Estate Owned Expense	9,998	5,017	4,981	99.3%
Deposit Insurance Premiums and Regulatory Assessments	8,552	7,420	1,132	15.3%
Occupancy and Equipment	8,101	8,506	(405)	(4.8%)
Data Processing	4,432	4,691	(259)	(5.5%)
Professional Fees	2,841	2,745	96	3.5%
Directors and Officers Liability Insurance	2,149	882	1,267	—%
Supplies and Communications	1,774	1,772	2	0.1%
Advertising and Promotion	1,605	1,640	(35)	(2.1%)
Loan-Related Expense	939	1,590	(651)	(40.9%)
Amortization of Other Intangible Assets	902	1,214	(312)	(25.7%)
Other Operating Expenses	6,428	7,508	(1,180)	(14.4%)

Total Non-Interest Expense	$75,070	$67,644	$7,426	11.0%

     For the nine months ended September 30, 2010 and 2009, non-interest expense was $75.1 million and $67.6 million, respectively. The efficiency ratio for the nine months ended September 30, 2010 was 75.63 percent, compared to 69.70 percent for the same period in 2009. The overall increase in non-interest expense was primarily due to a $5.0 million increase in OREO expense, a $1.3 million increase in D&O liability insurance premiums, a $1.1 million increase in FDIC insurance premiums, partially offset by a $1.2 million in other operating expenses and a $651,000 decrease in loan-related expense.
     Salaries and employee benefits increased $2.7 million, or 10.9 percent, from $24.7 million for the nine months ended September 30, 2009 to $27.3 million for the same period in 2010. The increase was primarily due to the absence of reversal of a $2.5 million previously accrued liability on a post-retirement death benefit through an amendment to our bank-owned life insurance policy that was recognized during the first quarter of 2009.
     Other real estate owned expense increased $5.0 million from $5.0 million for the nine months ended September 30, 2009 to $10.0 million for the same period in 2010. The increase was due primarily to a $5.9 million increase in our valuation allowance resulting from the further declines in property values, partially offset by a $603,000 decrease in OREO maintenance expenses and a $413,000 decrease in loss on sale of OREO.
     Deposit insurance premiums and regulatory assessments increased $1.1 million, or 15.3 percent, from $7.4 million for the nine months ended September 30, 2009 to $8.6 million for the same period in 2010. The increase was due to higher assessment rates for FDIC insurance on deposits, and was partially offset by the decrease in average total deposits and the absence of a special assessment imposed on each FDIC insured institution during the second quarter of 2009. The average assessment rates increased by 18 basis points from 23 basis points for the nine months ended September 30, 2009 to 41 basis points for the same period in 2010 resulting from the change in risk categories of the Bank. The average total deposits decreased $562.0 million, or 17.7 percent, from $3.17 billion for the nine months ended September 30, 2009 to $2.61 billion for the same period in 2010.
     Directors and officers liability insurance premiums increased $1.3 million from $881,000 for the nine months ended September 30, 2009 to $2.1 million for the same period in 2010. The increase was due to the change in risk categories of the Bank, which caused higher insurance premiums.
     Loan-related expense decreased $651,000, or 40.9 percent, from $1.6 million for the nine months ended September 30, 2009 to $939,000 for the same period in 2010. The decrease was primarily due to the absence of an $850,000 expense related to a legal settlement that was recognized during the second quarter of 2009, partially offset by a $224,000 increase in appraisal expenses associated with strict loan monitoring.
     Other operating expenses decreased by $1.2 million from $7.5 million for the nine months ended September 30, 2009 to $6.4 million for the same period in 2010. The decrease was attributable primarily to the absence of $1.0 million in impairment charges on an investment in a Community Reinvestment Act equity fund that was included in other assets.
Provision for Income Taxes
     For the three months ended September 30, 2010, income tax expense of $442,000 were recognized on pre-tax losses of $14.1 million, representing an effective tax rate of 3.1 percent, compared to income tax expense of $21.2 million recognized on pre-tax losses of $38.5 million, representing an effective tax rate of 55.1 percent, for the same period in 2009. For the nine months ended September 30, 2010, income tax expense of $11,000 were recognized on pre-tax losses of $93.3 million, compared to income tax benefits of $3.6 million recognized on pre-tax losses of $90.0 million, representing an effective tax rate of 4.0 percent, for the same period in 2009. The tax expense recognized during the first nine months of 2010 was mostly due to the reversal of FIN 48 reserves related to lower assessment from the result of the State of California Franchise Tax Board audit for the tax year 2005 through 2007, offset with the true-up of 2009 tax return filed in September 2010.
FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of September 30, 2010 or December 31, 2009. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.
     As of September 30, 2010, the investment portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations, U.S. Government agency securities, municipal bonds and asset-backed securities. Investment securities available for sale were 99.7 percent and 99.3 percent of the total investment portfolio as of September 30, 2010 and December 31, 2009, respectively. Most of the securities held carried fixed interest rates. There were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2010. Other than holdings of U.S. Government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2009.
     As of September 30, 2010, securities available for sale were $324.6 million, or 10.9 percent of total assets, compared to $132.4 million, or 4.2 percent of total assets, as of December 31, 2009. The increase reflects our liquidity-focused strategy where we put additional funds from capital raise and sales of loans into marketable securities. Securities available for sale, at fair value, increased $192.2 million, or 145.1 percent, from December 31, 2009 to September 30, 2010. The increase was due primarily to $294.7 million of purchases and a $1.9 million increase in fair market value adjustment, partially offset by $77.6 million of matured and called bonds, $22.4 million in principal repayments, and $3.1 million from the sale of securities.

     The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	September 30, 2010			December 31, 2009
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Investment Securities Held to Maturity:
Municipal Bonds	$696	$696	$—	$696	$696	$—
Mortgage-Backed Securities (1)	154	157	3	173	175	2

Total Investment Securities Held to Maturity	$850	$853	$3	$869	$871	$2

Investment Securities Available for Sale:
Mortgage-Backed Securities (1)	$104,013	$106,045	$2,032	$65,218	$66,332	$1,114
Collateralized Mortgage Obligations (1)	97,409	97,745	336	12,520	12,789	269
U.S. Government Agency Securities	91,409	91,734	325	33,325	32,763	(562)
Municipal Bonds	12,704	12,654	(50)	7,369	7,359	(10)
Asset-Backed Securities	7,259	7,678	419	8,127	8,188	61
Corporate Bonds	4,500	4,496	(4)	—	—	—
Other Securities	3,305	3,316	11	3,925	4,195	270
Equity Securities	647	910	263	511	794	283

Total Investment Securities Available for Sale	$321,246	$324,578	$3,332	$130,995	$132,420	$1,425

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
     The amortized cost and estimated fair value of investment securities as of September 30, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	61,855	61,922	696	696
Over Five Years Through Ten Years	41,220	41,737	—	—
Over Ten Years	16,102	16,219	—	—
Mortgage-Backed Securities	104,013	106,045	154	157
Collateralized Mortgage Obligations	97,409	97,745	—	—
Equity Securities	647	910	—	—

	$321,246	$324,578	$850	$853

     In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” we periodically evaluate our investments for OTTI. For the three and nine months ended September 30, 2010, we recorded $790,000 in OTTI charges in earnings on available-for-sale securities.
     As of September 30, 2010, we had investment securities in mutual funds (“Special Series A Shares”) with an aggregate carrying value of $925,000. During the first quarter of 2010, the issuer of such securities completed a comprehensive restructuring which resulted in the exchange of our Special Series A Shares into common shares. Based on the closing price of the share at September 30, 2010, we recorded an OTTI charge of $790,000 to write down the value of the investment securities to its fair value.

     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2010 and December 31, 2009:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross		Number	Gross		Number	Gross		Number
Investment Securities	Unrealized	Estimated	of	Unrealized	Estimated	of	Unrealized	Estimated	of
Available for Sale	Losses	Fair Value	Securities	Losses	Fair Value	Securities	Losses	Fair Value	Securities
	(Dollars in Thousands)
September 30, 2010:
Mortgage-Backed Securities	$134	$37,140	8	$—	$—	—	$134	$37,140	8
Collateralized Mortgage Obligation	279	35,303	6	—	—	—	279	35,303	6
Municipal Bonds	175	7,266	3	—	—	—	175	7,266	3
U.S. Government Agency Securities	11	19,076	4	—	—	—	11	19,076	4
Corporate Bonds	4	2,992	1	—	—	—	4	2,992	1
Other Securities	—	—	—	32	968	1	32	968	1

	$603	$101,777	22	$32	$968	1	$635	$102,745	23

December 31, 2009:
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Other Securities	24	1,976	2	38	961	1	62	2,937	3

	$742	$49,627	12	$118	$1,754	2	$860	$51,381	14

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2010 and December 31, 2009 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2010. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of their amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2010 and December 31, 2009 are not other-than-temporarily impaired, and therefore, we do not believe that any impairment charges as of September 30, 2010 and December 31, 2009 are warranted.

Loan Portfolio
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property (1)	$753,921	$839,598	$(85,677)	(10.2%)
Construction	66,082	126,350	(60,268)	(47.7%)
Residential Property	65,731	77,149	(11,418)	(14.8%)

Total Real Estate Loans	885,734	1,043,097	(157,363)	(15.1%)

Commercial and Industrial Loans: (2)
Commercial Term Loans (3)	1,219,726	1,420,034	(200,308)	(14.1%)
SBA Loans (4)	117,644	139,531	(21,887)	(15.7%)
Commercial Lines of Credit	72,722	101,159	(28,437)	(28.1%)
International Loans	46,071	53,488	(7,417)	(13.9%)

Total Commercial and Industrial Loans	1,456,163	1,714,212	(258,049)	(15.1%)

Consumer Loans	53,237	63,303	(10,066)	(15.9%)

Total Loans – Gross	2,395,134	2,820,612	(425,478)	(15.1%)

Deferred Loan Fees	(843)	(1,552)	709	(45.7%)
Allowance for Loan Losses	(176,063)	(144,996)	(31,067)	21.4%

Net Loans Receivable	$2,218,228	$2,674,064	$(455,836)	(17.0%)

(1)	Includes loans held for sale, at the lower of cost or fair value, of $2.2 million and $0 as of September 30, 2010 and December 31, 2009, respectively.

(2)	Commercial and industrial loans include owner-occupied property loans of $967.9 million and $1.15 billion as of September 30, 2010 and December 31, 2009, respectively.

(3)	Includes loans held for sale, at the lower of cost or fair value, of $1.8 million and $0 as of September 30, 2010 and December 31, 2009, respectively.

(4)	Includes loans held for sale, at the lower of cost or fair value, $6.7 million as of September 30, 2010 and December 31, 2009, respectively.
     As of September 30, 2010 and December 31, 2009, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.22 billion and $2.67 billion, respectively, a decrease of $455.8 million, or 17.0 percent. Total gross loans decreased by $425.5 million, or 15.1 percent, from $2.82 billion as of December 31, 2009 to $2.40 billion as of September 30, 2010, reflecting the continued implementation of our deleveraging strategy.
     During the first nine months of 2010, total new loan production and advances amounted to $213.9 million. For the same period, we experienced decreases in loans totaling $639.4 million, comprised of $416.7 million in principal amortization and payoffs, $94.0 million in charge-offs, $112.5 million in loan sales, $4.5 million in SBA loan sales and $11.7 million that were transferred to OREO. The $200.3 million decrease in commercial term loans was attributable to $80.7 million in problem loan sales, $125.8 million in principal amortization and payoffs, $57.0 million in charge-offs, and $3.7 million that were transferred to OREO for the nine months ended September 30, 2010.
     Real estate loans, composed of commercial property, construction loans and residential property, decreased $157.4 million, or 15.1 percent, to $885.7 million as of September 30, 2010 from $1.04 billion as of December 31, 2009, representing 37.0 percent total gross loans as of September 30, 2010 and December 31, 2009. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $258.0 million, or 15.1 percent, to $1.46 billion as of September 30, 2010 from $1.71 billion as of December 31, 2009, representing 60.8 percent of total gross loans as of September 30, 2010 and December 31, 2009. Consumer loans decreased $10.1 million, or 15.9 percent, to $53.2 million as of September 30, 2010 from $63.3 million as of December 31, 2009.

     As of September 30, 2010, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	September 30, 2010	Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$386,360	16.1%
Accommodation/Hospitality	$341,818	14.3%
Gasoline Stations	$301,107	12.6%
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
     Except for non-performing loans set forth below, our management is not aware of any loans as of September 30, 2010 and December 31, 2009 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Our management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

     The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
		(Dollars in Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$60,804	$58,927	$1,877	3.2%
Construction	9,338	15,185	(5,847)	(38.5%)
Residential Property	1,957	3,335	(1,379)	(41.3%)
Commercial and Industrial Loans:
Commercial Term Loans	89,129	102,677	(13,548)	(13.2%)
Commercial Lines of Credit	3,692	1,906	1,787	93.7%
SBA Loans	28,632	35,609	(6,976)	(19.6%)
International Loans	540	739	(199)	(26.9%)
Consumer Loans	638	622	15	2.5%

Total Non-Accrual Loans	194,729	219,000	(24,271)	(11.1%)
Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Consumer Loans	—	67	(67)	(100.0%)

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	—	67	(67)	(100.0%)

Total Non-Performing Loans	194,729	219,067	(24,338)	(11.1%)
Other Real Estate Owned	20,577	26,306	(5,729)	(21.8%)

Total Non-Performing Assets	$215,306	$245,373	$(30,067)	(12.3%)

Non-Performing Loans as a Percentage of Total Gross Loans	8.13%	7.77%
Non-Performing Assets as a Percentage of Total Assets	7.25%	7.76%
Troubled Debt Restructurings on Accrual Status	$35,492	$—	$35,492	—

     Non-accrual loans totaled $194.7 million as of September 30, 2010, compared to $219.0 million as of December 31, 2009, representing an 11.1 percent decrease. Delinquent loans on accrual status (defined as performing loans with 30 to 89 days past due) were $23.9 million as of September 30, 2010, compared to $41.2 million as of December 31, 2009, representing a 41.9 percent decrease. Non-performing loans decreased by $24.3 million, or 11.1 percent, to $194.7 million as of September 30, 2010, compared to $219.1 million as of December 31, 2009. During the nine months ended September 30, 2010, loans totaling $182.6 million were placed on nonaccrual status. The additions to nonaccrual loans of $182.6 million were offset by $93.7 million in charge-offs, $78.8 million in sales of problem loans, $12.4 million in principal paydowns and payoffs, $10.1 million that were placed back to accrual status, and $11.8 million that were transferred to OREO. The $78.8 million in sales of problem loans were primarily comprised of commercial property loans of $36.9 million with related charge-offs of $6.5 million, and commercial term loans of $41.6 million with related charge-offs of $9.2 million. There was no gain or loss recognized as any deficiency between net proceeds and outstanding loan balances were charged off prior to the sales of the loans. The $24.3 million decrease in non-performing loans is attributable primarily to the $13.5 million decrease in non-performing commercial term loans, which make up $89.1 million or 45.8 percent of the total non-performing loans and $7.0 million decrease in non-performing SBA loans, which make up $28.6 million or 14.7% of the total non-performing loans as of September 30, 2010.
     The ratio of non-performing loans to total gross loans increased to 8.13 percent at September 30, 2010 from 7.77 percent at December 31, 2009 due primarily to the decrease in total gross loans. During the same period, the allowance for loan losses increased by $31.1 million, or 21.4 percent, to $176.1 million from $145.0 million. Of the $194.7 million non-performing loans, approximately $184.4 million were impaired based on the definition contained in FASB ASC310, “Receivables,” which resulted in aggregate impairment reserve of $16.1 million after year to date charge-offs of $58.2 million as of September 30, 2010. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
     As of September 30, 2010, $163.2 million, or 83.8 percent, of the $194.7 million of non-performing loans were secured by real estate, compared to $176.0 million, or 80.3 percent, of the $219.1 million of non-performing loans as of December 31, 2009. In light of declining property values in the current economic recession affecting the real estate markets, the Bank continued to obtain current appraisals and factor in adequate market discounts on the collateral to compensate for non-current appraisals.

     As of September 30, 2010, other real estate owned consisted of ten properties, primarily located in California, with a combined net carrying value of $20.6 million. During the nine months ended September 30, 2010, eleven properties, with a carrying value of $11.8 million, were transferred from loans receivable to other real estate owned and thirteen properties, with a carrying value of $8.9 million, were sold and a net loss of $81,000 was recognized. As of December 31, 2009, other real estate owned consisted of thirteen properties with a combined net carrying value of $26.3 million.
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
     The following table provides information on impaired loans as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Recorded Investment With Related Allowance	$70,217	$72,005
Recorded Investment With No Related Allowance	165,864	128,729
Allowance on Impaired Loans	(26,813)	(23,148)

Net Recorded Investment in Impaired Loans	$209,268	$177,586

     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$4,865	$5,473	$16,229	$12,126
Less: Interest Income Recognized on Impaired Loans	(2,622)	(3,987)	(7,670)	(7,591)

Interest Foregone on Impaired Loans	$2,243	$1,486	$8,559	$4,535

     During the nine months ended September 30, 2010, we restructured monthly payments on 207 loans, with a net carrying value of $174.4 million as of September 30, 2010, through temporary payment structure modification from principal and interest due monthly to interest only due monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2010, troubled debt restructurings on accrual status totaled $35.5 million, all of which were temporary interest rate reductions, and a $4.5 million reserve relating to these loans is included in the allowance for loan losses. As of December 31, 2009, there were no troubled debt restructured loans on accrual status.

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
     During the first quarter of 2010, to enhance reserve calculations to better reflect the Bank’s current loss profile, the two loan pools of commercial real estate and commercial term — T/D secured were subdivided according to the 21 collateral codes used by the Bank to identify commercial property types (Apartment, Auto, Car Wash, Casino, Church, Condominium, Gas Station, Golf Course, Industrial, Land, Manufacturing, Medical, Mixed Used, Motel, Office, Retail, School, Supermarket, Warehouse, Wholesale, and Others). This further segregation allows the Bank to more specifically allocate reserves within the commercial real estate portfolio according to risks defined by historic loss as well as current loan concentrations of the different collateral types.
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
     The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	September 30, 2010		December 31, 2009
	Allowance	Loans	Allowance	Loans
Allowance for Loan Losses Applicable To	Amount	Receivable	Amount	Receivable
		(Dollars in Thousands)
Real Estate Loans:
Commercial Property (1)	$34,836	$751,755	$19,149	$839,598
Construction	3,873	66,082	9,043	126,350
Residential Property	1,034	65,731	997	77,149

Total Real Estate Loans	39,743	883,568	29,189	1,043,097

Commercial and Industrial Loans: (1)	132,183	1,447,669	110,678	1,709,202
Consumer Loans	2,658	53,237	2,690	63,303
Unallocated	1,479	—	2,439	—

Total	$176,063	$2,384,474	$144,996	$2,815,602

(1)	Loans held for sale excluded.

     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the			As of and for the
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2010	2009
		(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$176,667	$177,820	$105,268	$144,996	$70,986

Actual Charge-Offs	(23,204)	(40,718)	(30,362)	(94,036)	(67,210)
Recoveries on Loans Previously Charged Off	1,900	1,772	487	7,393	1,925

Net Loan Charge-Offs	(21,304)	(38,946)	(29,875)	(86,643)	(65,285)

Provision Charged to Operating Expenses	20,700	37,793	49,375	117,710	119,067

Balance at End of Period	$176,063	$176,667	$124,768	$176,063	$124,768

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,362	$2,655	$4,291	$3,876	$4,096
Provision Charged to Operating Expenses	1,300	(293)	125	(214)	320

Balance at End of Period	$3,662	$2,362	$4,416	$3,662	$4,416

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	3.44%	5.98%	3.85%	4.44%	2.70%
Net Loan Charge-Offs to Total Gross Loans (1)	3.53%	6.24%	3.98%	4.84%	2.93%
Allowance for Loan Losses to Average Total Gross Loans	7.16%	6.76%	4.05%	6.74%	3.85%
Allowance for Loan Losses to Total Gross Loans	7.35%	7.05%	4.19%	7.35%	4.19%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	48.01%	88.42%	95.00%	65.80%	69.96%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	102.92%	103.05%	60.51%	73.61%	54.83%
Allowance for Loan Losses to Non-Performing Loans	90.41%	72.96%	71.53%	90.41%	71.53%

Balances:
Average Total Gross Loans Outstanding During Period	$2,457,705	$2,612,077	$3,079,746	$2,611,117	$3,236,897
Total Gross Loans Outstanding at End of Period	$2,395,134	$2,504,248	$2,979,314	$2,395,134	$2,979,314
Non-Performing Loans at End of Period	$194,729	$242,133	$174,427	$194,729	$174,427

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The allowance for loan losses increased by $31.1 million, or 21.4 percent, to $176.1 million as of September 30, 2010 compared to $145.0 million as of December 31, 2009. The allowance for loan losses as a percentage of total gross loans increased to 7.35 percent as of September 30, 2010 from 5.14 percent as of December 31, 2009. For the three months ended September 30, 2010 and 2009, the provision for credit losses was $22.0 million and $49.5 million, respectively. For the nine months ended September 30, 2010 and 2009, the provision for credit losses was $117.5 million and $119.4 million, respectively.
     The increase in the allowance for loan losses as of September 30, 2010 was due primarily to subsequent increases in historical loss rates as well as migration of loans into more adverse risk rating categories. Due to this increase in reserve factors derived from historic loss rates and migration of loans into adverse risk rating categories, general reserves increased $30.4 million, or 33.7 percent, to $120.5 million as of September 30, 2010 as compared to $90.1 million at December 31, 2009. In addition, qualitative adjustments were increased by 15 basis points for 7 general loan pools of risk-rated loans (real commercial real estate, construction, commercial term — unsecured, commercial term — T/D secured, commercial line of credit, SBA, international). However, total qualitative reserves decreased $2.1 million, or 7.2 percent, to $27.1 million as of September 30, 2010 as compared to $29.2 million as of December 31, 2009. This was a direct result of the decrease in overall loan volume of $425.5 million, or 15.1 percent, to $2.40 billion at September 30, 2010 as compared to $2.82 billion at December 31, 2009. Despite the decrease in overall loan volume, the higher reserve factors and more adverse loan grading impacted general reserves much more significantly, resulting in the increases noted above.
     The total impaired loans increased $35.3 million, or 17.6 percent, to $236.1 million as of September 30, 2010 as compared to $200.7 million at December 31, 2009. Accordingly, specific reserve allocations associated with impaired loans increased

$3.7 million, or 15.8 percent, to $26.8 million as of September 30, 2010 as compared to $23.1 million as of December 31, 2009. As the impairment reserve is mostly derived from shortfalls in collateral dependent loans, the amount of required impairment reserve has been limited due to the charge-offs recorded.
     The following table presents a summary of charge-offs by the loan portfolio.

	As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in Thousands)
Charge-offs:
Real Estate Loans	$2,867	$1,949	$20,684	$8,163
Commercial Term Loans	16,605	13,198	57,031	34,061
SBA Loans	2,734	3,276	9,068	4,273
Commercial Lines of Credit	759	2,612	5,842	4,009
International Loans	—	9,052	194	15,199
Consumer Loans	239	274	1,218	1,505

Total Charge-offs	23,204	30,362	94,036	67,210

Recoveries:
Real Estate Loans	1,168	—	3,033	—
Commercial Term Loans	495	164	3,091	1,277
SBA Loans	72	168	559	288
Commercial Lines of Credit	32	116	118	242
International Loans	87	2	425	6
Consumer Loans	46	36	167	112

Total Recoveries	1,900	487	7,393	1,925

Net Charge-offs	$21,304	$29,875	$86,643	$65,285

     For the three months ended September 30, 2010, total net charge-offs were $21.3 million, compared to $29.9 million for the same period of 2009. During the nine months ended September 30, 2010, total net charge-offs were $86.6 million, compared to $65.3 million for the same period of 2009. The bank charged off $2.5 million and $15.5 million, resulting from the sale of problem loans during the three and nine months ended September 30, 2010, respectively.
     The Bank also recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $3.7 million and $3.9 million as of September 30, 2010 and December 31, 2009, respectively. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of September 30, 2010 and December 31, 2009.
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	September 30,	December 31,	Increase (Decrease)
	2010	2009	Amount	Percentage
		(Dollars in Thousands)
Demand — Noninterest-Bearing	$559,764	$556,306	$3,458	0.6%
Interest-Bearing:
Savings	119,824	111,172	8,652	7.8%
Money Market Checking and NOW Accounts	422,564	685,858	(263,294)	(38.4%)
Time Deposits of $100,000 or More	1,126,760	815,190	311,570	38.2%
Other Time Deposits	298,474	580,801	(282,327)	(48.6%)

Total Deposits	$2,527,386	$2,749,327	$(221,941)	(8.1%)

     Total deposits decreased $221.9 million, or 8.1 percent, to $2.53 billion as of September 30, 2010 from $2.75 billion as of December 31, 2009. Total time deposits outstanding increased $29.2 million, or 2.1 percent, to $1.43 billion as of September 30, 2010 from $1.40 billion as of December 31, 2009, representing 56.4 percent and 50.8 percent respectively, of total deposits. . Due to the implementation of our liquidity preservation strategy to extend the term structure of deposits under the FDIC’s interest rate restriction, we successfully shifted a substantial portion of non-maturity money market deposits to one and two-year maturity time deposits through Advantage and Diamond Freedom CD products with innovative and flexible features such as call options, penalty-free withdrawals, and additional deposits. To supplement our efforts to maintain adequate liquidity and diversify our funding sources, we utilized Internet rate service providers and raised funds through issuing mostly one-year time deposits to financial institutions in the U.S.
     Brokered deposits decreased by $203.5 million during the nine months ended September 30, 2010. All brokered deposits had matured and the Bank had no brokered deposits as of September 30, 2010. As planned, we reduced the Bank’s reliance on wholesale funding and will continue to expand our stabilized deposit base.
     On October 3, 2008, the FDIC deposit insurance limit on most deposit accounts was increased from $100,000 to $250,000. As of September 30, 2010, time deposits of more than $250,000 were $380.2 million.
Federal Home Loan Bank Advances
     FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At September 30, 2010, advances from the FHLB were $153.7 million, a decrease of $244,000, from the December 31, 2009 balance of $154.0 million. FHLB advances as of September 30, 2010 with a remaining maturity of less than one year were $150.0 million, and the weighted-average interest rate thereon was 0.76 percent.
Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million as of September 30, 2010 and December 31, 2009. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of the Final Order and the Agreement without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $6.2 million and $4.1 million at September 30, 2010 and December 31, 2009, respectively.

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
     The following table shows the status of our gap position as of September 30, 2010:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$63,455	$63,455
Interest-Bearing Deposits in Other Banks	214,472	4,371	—	—	—	218,843
Investment Securities:
Fixed Rate	11,053	36,064	119,410	75,756	8,878	251,161
Floating Rate	8,034	24,747	40,360	910	216	74,267
Loans:
Fixed Rate	120,745	198,936	422,742	33,086	—	775,509
Floating Rate	1,339,182	42,974	44,462	1,494	—	1,428,112
Non-Accrual	—	—	—	—	194,729	194,729
Deferred Loan Fees, Discounts, and Allowance for Loan Losses	—	—	—	—	(180,122)	(180,122)
Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock	—	—	—	35,201	—	35,201
Other Assets	27,111	—	—	7,012	73,227	107,350

Total Assets	$1,720,597	$307,092	$626,974	$153,459	$160,383	$2,968,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand — Noninterest-Bearing	$—	$—	$—	$—	$559,764	$559,764
Savings	11,875	28,472	58,014	21,463	—	119,824
Money Market Checking and NOW Accounts	57,989	120,968	171,210	72,397	—	422,564
Time Deposits:
Fixed Rate	227,125	664,307	533,684	4	—	1,425,120
Floating Rate	114	—	—	—	—	114
Federal Home Loan Bank Advances	150,086	264	3,384	—	—	153,734
Other Borrowings	2,558	—	—	—	—	2,558
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	29,789	29,789
Stockholders’ Equity	—	—	—	—	172,632	172,632

Total Liabilities and Stockholders’ Equity	$532,153	$814,011	$766,292	$93,864	$762,185	$2,968,505

Repricing Gap	$1,188,444	$(506,919)	$(139,318)	$59,595	$(601,802)	$—
Cumulative Repricing Gap	$1,188,444	$681,525	$542,207	$601,802	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	40.04%	22.96%	18.27%	20.27%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	42.72%	24.50%	19.49%	21.63%	—
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
     As of September 30, 2010, the cumulative repricing gap for the three-month period was asset-sensitive position and 42.72 percent of interest-earning assets, which increased from 30.97 percent as of December 31, 2009. The increase was caused primarily by an increase of $118.9 million in interest-bearing deposits in other banks and $37.9 million and $421.4 million decreases in money market and NOW accounts and fixed-rate time deposits, respectively, with maturities or expected to reprice within three months, partially offset by a decrease of $287.9 million in floating-rate loans with maturities or expected to reprice within three months. The cumulative repricing gap for the twelve-month period was at an asset-sensitive position. The percentage of interest-earning assets increased from 9.61% at December 31, 2009 to 24.50% at September 30, 2010. This increase was caused primarily by an increase of $120.0 million in interest-bearing deposits in other banks and $115.8 million and $498.8 million decreases in money market and NOW accounts and fixed-rate time deposits, respectively, with maturities or expected to reprice within twelve months, partially offset by $129.6 million and $259.8 million decreases in fixed-rate and floating-rate loans, respectively, with maturities or expected to reprice within twelve months.
The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
		(Dollars in Thousands)
Cumulative Repricing Gap	$1,188,444	$889,466	$681,525	$276,131
Cumulative Repricing Gap as a Percentage of Total Assets	40.04%	28.12%	22.96%	8.73%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	42.72%	30.97%	24.50%	9.61%
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
		(Dollars in Thousands)
200%	13.90%	(6.13%)	$15,214	$(15,866)
100%	6.28%	(3.38%)	$6,876	$(8,743)
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.
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
     Under the Final Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million, which it was able to do following the successful completion of the registered rights and best efforts offering. The Final Order requires the Bank to maintain a ratio of tangible stockholders’ equity to total tangible assets as follows:

Ratio of Tangible Stockholders’
Date	Equity to Total Tangible Assets
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Final Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be approved by the FRB. As of September 30, 2010, the Bank had tangible stockholders’ equity to total tangible assets ratio of 8.37 percent. Accordingly, we notified the DFI and the FRB of such event.
     To comply with the provisions of the Final Order and the Agreement, we entered into a definitive securities purchase agreement with Woori on May 25, 2010 which provides that upon satisfaction of all conditions to closing, we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million. We are currently awaiting final regulatory approval and cannot provide any assurance that the transactions contemplated by the securities purchase agreement with Woori will be consummated.
     Furthermore, on July 27, 2010 we completed a $120 million registered rights and best efforts offering receiving net proceeds of approximately $116.8 million. As a result, we satisfied the requirement of the Final Order to increase our equity capital by not less than an additional $100 million on or before July 31, 2010. We believe that we will need the additional capital from the transaction with Woori (or alternative sources) to provide us with adequate capital resources to support our business, our level of problem assets and our operations. Even if we are successful in completing the transaction with Woori, we may still need to raise additional capital in the future to support our operations. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at Hanmi Bank, our capital levels will decline and we will need to raise capital to satisfy our agreements with the regulators and any future regulatory orders or agreements we may be subject to. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.
Liquidity
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet the operating cash needs through December 31, 2010. On August 29, 2008, Hanmi Financial elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of September 30, 2010, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $8.3 million, up from $3.5 million as of December 31, 2009.
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. In an effort to preserve liquidity, the Bank deployed innovative products, such as Advantage and Diamond Freedom CDs, during the first nine months of 2010, and utilized Internet rate service providers during the first half of 2010. Through this campaign and the use of Internet rate service providers, the Bank achieved its objectives of maintaining adequate liquidity and reducing its reliance on brokered deposits. Total deposits decreased by $221.9 million, or 8.1 percent, from $2.75 billion as of December 31, 2009 to

$2.53 billion as of September 30, 2010. The decrease was primarily due to a $203.5 million decrease in brokered deposits. As of September 30, 2010, the Bank had no brokered deposits.
     See “Note 11 — Liquidity” of Notes to Consolidated Financial Statements (Unaudited) in this Report for further information.
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
     As of September 30, 2010, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this report.
     During our most recent fiscal quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

     Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the Final Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. The Bank is required to maintain a ratio of tangible stockholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Final Order is Terminated	Not Less Than 9.5 Percent
     Pursuant to the Written Agreement, we are also required to increase and maintain sufficient capital at the Company and at Hanmi Bank that is satisfactory to the Federal Reserve Bank. We have also committed to the Federal Reserve Bank to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our existing capital resources may not satisfy our capital requirements for the foreseeable future and may not be sufficient to offset any problem assets. Even if we are successful in completing the transaction with Woori, we may still need to raise additional capital in the future to support our operations. If the transaction with Woori is not consummated, we will need to find alternative sources of capital. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at Hanmi Bank, our capital levels will decline and we will need to raise capital to satisfy our agreements with the regulators and any future regulatory orders or agreements we may be subject to.
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
     Based on its capital ratios as of June 30, 2010, Hanmi Bank was subject to various operating restrictions and other limitations under the prompt corrective action regulations and guidelines. The total risk-based capital ratio of 7.35 percent as of June 30, 2010 set forth in Hanmi Bank’s Call Report filed for the quarter ending June 30, 2010 was below the minimum levels for the relevant capital measures set forth in Section 38 of the Federal Deposit Insurance Act (Prompt Corrective Action), 12 U.S.C. 1831o and Federal Reserve Board Regulations 12 C.F.R. 240 et seq. Pursuant to Section 38 and Federal Reserve Board Regulation H, Hanmi Bank was required to submit a capital restoration plan to the Federal Reserve Bank that must be guaranteed by the Company. Hanmi Bank has taken action to submit the required capital restoration plan. Hanmi Bank is also subject to other restrictions pursuant to Section 38 and Federal Reserve Board Regulation H, including restrictions on dividends, asset growth and expansion through acquisitions, branching or new lines of business and is prohibited from paying certain management fees until its improving capital ratios are deemed satisfactory by its regulators. The Federal Reserve Bank also has the discretion to impose certain other corrective actions pursuant to Section 38 and Regulation H. There can be no assurance that Hanmi Bank’s capital ratios will not deteriorate and that Hanmi Bank will not be deemed “undercapitalized” in the future.
     Hanmi Bank is prohibited from accepting, renewing or rolling over brokered deposits, which could significantly affect its liquidity. Based on its capital ratios as of June 30, 2010 the Bank was prohibited from accepting, renewing or rolling over any brokered deposits. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. If the Bank were to consider accepting brokered deposits in the future, the inability to obtain regulatory consent to accept or renew brokered deposits could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or future prospects and our ability to continue as a going concern.
     The Bank is subject to additional regulatory oversight as a result of a formal regulatory enforcement action issued by the Federal Reserve Bank and the California Department of Financial Institutions. On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Final Order from the California Department Financial Institutions. On the same date, we and the Bank entered into the Written Agreement with the Federal Reserve Bank. Under the terms of the Final Order and the Written Agreement, Hanmi Bank is required to implement certain corrective and remedial measures under strict time frames and we can offer no assurance that Hanmi Bank will be able to meet the deadlines imposed by the regulatory orders or any extensions of those deadlines.
     These regulatory actions will remain in effect until modified, terminated, suspended or set aside by the Federal Reserve Bank or the California Department of Financial Institutions, as applicable. Failure to comply with the terms of these regulatory actions within the applicable time frames provided or any extended deadlines could result in additional orders or penalties from the Federal Reserve Bank and the California Department of Financial Institutions, which could include further restrictions on our business, assessment of civil money penalties on us and the Bank, as well as our respective directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors, the liquidation or other closure of the Bank and our ability to continue as a going concern. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues. Therefore they are not expected to be lifted if and when the Woori transaction is consummated.
     We may become subject to additional regulatory restrictions in the event that our regulatory capital levels were to decline. Although our total risk-based capital ratio improved at September 30, 2010, we cannot provide any assurance that our total risk-based capital ratio will not decline in the future such that Hanmi Bank may be considered to be “undercapitalized” for regulatory purposes. If a state member bank, like Hanmi Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve Bank. Pursuant to Federal Deposit Insurance Corporation Improvement Act, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve Bank of a capital restoration plan for the bank.
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
     Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, including brokered deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.

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
     We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations and capital levels. During the year ended December 31, 2009, we recorded a $196.4 million provision for credit losses and gross charge-offs of $125.4 million in loans, offset by recoveries of $2.8 million. For the year ended December 31, 2009, we recognized net losses of $122.3 million. For the quarter and nine months ended September 30, 2010, we recorded a $22.0 million and $117.5 million provision for credit losses, respectively, and gross charge-offs of $23.2 and $94.0 million in loans, offset by recoveries of $1.9 and $7.4 million. For the quarter ended September 30, 2010, we recognized net losses of $14.6 million. For the nine months ended September 30, 2010, we recognized net losses of $93.3 million. There has been a general slowdown in the economy and in particular, in the housing market in areas of Southern California where a majority of our loan customers are based, along with high unemployment. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to a financial strain on homebuilders and suppliers, as well as an overall decrease in the collateral value of real estate securing loans. As of September 30, 2010, we had $885.7 million in commercial real estate, construction and residential property loans. Continuing deterioration in the real estate market generally and in the residential property and construction segment in particular, along with high levels of unemployment, could result in additional loan charge-offs and provisions for credit losses in the future, which could have an adverse effect on our net income and capital levels.
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
     Our concentration in commercial real estate loans located primarily in Southern California could have adverse effects on credit quality. As of September 30, 2010, Hanmi Bank’s loan portfolio included commercial real estate and construction loans, primarily in Southern California, totaling $820.0 million, or 34.2 percent of total gross loans. Because of this concentration, a continued deterioration of the Southern California commercial real estate market could exacerbate adverse consequences for Hanmi Bank. Among the factors that could contribute to such a continued decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.
     Our concentration in commercial and industrial loans could have adverse effects on credit quality. As of September 30, 2010, Hanmi Bank’s loan portfolio included commercial and industrial loans, primarily in Southern California, totaling $1.46 billion, or 60.8 percent of total gross loans. Because of this concentration, a continued deterioration of the Southern California economy could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have adverse consequences for Hanmi Bank.
     Our concentrations of loans in certain industries could have adverse effects on credit quality. As of September 30, 2010, Hanmi Bank’s loan portfolio included loans to: 1) lessors of non-residential buildings totaling $386.4 million, or 16.1% of total gross loans; 2) borrowers in the accommodation industry totaling $341.8 million, or 14.3 percent of total gross loans; and 3) gas stations totaling $301.1 million, or 12.6 percent of total gross loans. Most of these loans are in Southern California. Because of these concentrations of loans in specific industries, a continued deterioration of the Southern California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences for Hanmi Bank.
     The Woori investment is subject to conditions to closing and may not close at all. The transactions contemplated by the securities purchase agreement with Woori is subject to numerous closing conditions, many of which are outside of our control and might not be fulfilled. The transaction with Woori must be approved by certain governmental agencies, including the Federal Reserve Board, the California Department of Financial Institutions (which has approved Woori’s application) and the Korean Financial Services Commission, which could delay or prevent the closing. There can be no assurance that the transaction with Woori will receive the necessary regulatory approvals within a reasonable period of time, if at all. We cannot assure you that the investment by Woori in us will close in the near term or at all. If we fail to consummate the transactions contemplated by the securities purchase agreement and we otherwise fail to raise sufficient capital to satisfy the terms of the Final Order and the Written Agreement, further regulatory action could be taken against us and Hanmi Bank and we may not be able to continue as a going concern. Failure to comply with the terms of the regulatory orders within the applicable time frames provided could result in additional orders or penalties from the Federal Reserve Bank, the Federal Deposit Insurance Corporation and the California Department of Financial Institutions, which could include further restrictions on our business, assessment of civil money penalties on us and Hanmi Bank, as well as our respective directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of Hanmi Bank.
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
     Even after the Woori investment, the rights offering and best efforts public offering we may still be subject to continued regulatory scrutiny. Even if we complete the Woori investment (following our completion of the rights offering and the best efforts public offering), we cannot assure you whether or when the regulatory agreements and orders we have entered into will be lifted or terminated. Even if they are lifted or terminated in whole or in part, we may still be subject to supervisory enforcement actions that restrict our activities.
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
     If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our financial condition and results of operations. The Bank substantially increased its provision for credit losses in the first nine months of 2010 and in the years ended December 31 2009, 2008 and 2007, as compared to previous years, as a result of increases in historical loss factors, increased charge-offs and migration of more loans into more adverse risk categories.
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
     The impact of the Basel III capital standards on Hanmi Bank and Woori and potential changes or additions to those standards will likely increase our capital requirements. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms will be submitted to the Seoul G20 Leaders Summit in November, 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to Hanmi Financial and Hanmi Bank in light of Basel III.
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
     Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. In addition to the substantial dilution you will experience upon the completion of the Woori transaction, your share ownership may be diluted by the issuance of additional shares of our common stock in the future. First, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of September 30, 2010, 3,078,491 shares of our common stock were issuable under options granted in connection with our stock option plans and stock warrants issued in connection with the registered rights and best efforts offerings. In addition, 1,706,642 shares of our common stock are reserved for future issuance to directors, officers and employees under our stock option plan. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.
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
     Holders of our junior subordinated debentures have rights that are senior to those of our stockholders. As of September 30, 2010, we had outstanding $82.4 million of trust preferred securities issued by our subsidiary trusts. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The junior subordinated debentures underlying the trust preferred securities are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, as amended to date

10.1	Amendment No. 1 to Securities Purchase Agreement, dated September 30, 2010, between Hanmi Financial Corporation and Woori Finance Holdings Co. Ltd. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K on October 1, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: November 9, 2010	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer