Form 10-K
period 2010-12-31
HANMI FINANCIAL CORP
filed 2011-03-16
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $59,235,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of March 1, 2011 was 151,258,390 shares.

Documents Incorporated By Reference Herein: Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2010, is incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K).

HANMI FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Form 10-K other than statements of historical fact are “forward – looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, our allowance for credit losses and conditions of our loan portfolio, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, developments regarding our securities purchase agreement with Woori, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. You can generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement, including, but not limited to:

•	our ability to continue as going concern;

•	closure of Hanmi Bank and appointment of the Federal Deposit Insurance Corporation as receiver;

•	failure to complete the transaction contemplated by the securities purchase agreement with Woori Finance Holdings Co., Ltd.;

•	failure to raise enough capital to support our operations or meet our regulatory requirements;

•	failure to maintain adequate levels of capital to support our operations;

•	a significant number of customers failing to perform under their loans and other terms of credit agreements;

•	our compliance with and the effect of regulatory orders we have entered into and potential future supervisory or governmental actions against us or Hanmi Bank;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits and restrictions on taking brokered deposits;

•	sources of liquidity available to us and to Hanmi Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;

•	adverse changes in domestic or global financial markets, economic conditions or business conditions;

•	regulatory restrictions on Hanmi Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;

•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	failure to attract or retain our key employees;

•	adequacy of our allowance for loan losses;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in financial markets that may result in impairment charges relating to our securities portfolio;

•	competition in our primary market areas;.

•	demographic changes in our primary market areas;

•	global hostilities, acts of war or terrorism, including but not limited to, conflict between North and South Korea;

•	the effects of climate change and attendant regulation on our customers and borrowers;

•	the effects of litigation against us;

•	significant government regulations, legislation and potential changes thereto; and

•	other risks described herein and in the other reports and statements we file with the SEC.

For additional information concerning risks we face, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” and “— Capital Resources and Liquidity.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

PART I

ITEM 1.	BUSINESS

General

Hanmi Financial Corporation (“Hanmi Financial,” “we,” “us” or “our”) is a Delaware corporation incorporated on March 14, 2000 to be the holding company for the Bank and is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”). Hanmi Financial also elected financial holding company status under the BHCA in 2000. Our principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, and our telephone number is (213) 382-2200.

The Bank, our primary subsidiary, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“Financial Code”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDI Act”) up to applicable limits thereof, and the Bank is a member of the Federal Reserve System. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. At December 31, 2010, the Bank maintained a branch network of 27 full-service branch offices in California and one loan production office (“LPO”) in Washington.

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

The Bank’s revenues are derived primarily from interest and fees on our loans, interest and dividends on our securities portfolio, and service charges on deposit accounts. A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2010		2009		2008
	(Dollars in Thousands)

Interest and Fees on Loans	$137,328	80.8%	$173,318	80.1%	$223,942	82.6%
Interest and Dividends on Investments	6,631	3.9%	8,634	4.0%	14,022	5.2%
Other Interest Income	553	0.3%	2,195	1.0%	219	0.1%
Service Charges on Deposit Accounts	14,049	8.3%	17,054	7.9%	18,463	6.8%
Other Non-Interest Income	11,357	6.7%	15,056	7.0%	14,391	5.3%

Total Revenues	$169,918	100.0%	$216,257	100.0%	$271,037	100.0%

Going Concern

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In order to comply with the Final Order (as defined below), the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million and maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.0 percent.

In addition, the Bank was also required to maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.5 percent at December 31, 2010 and until the Final Order is terminated. As a result of the successful completion of the registered rights and best efforts offering in July 2010, the capital contribution requirement set forth in the Final Order was satisfied. However, the tangible capital ratio requirement set for in the Final Order has not been satisfied at December 31, 2010. Further, should our asset quality continue to erode and require significant additional provision for credit losses, resulting in added future net operating losses at the Bank, or should we otherwise fail to be profitable, our capital levels will additionally decline requiring the raising of more capital than the amount currently required to satisfy our agreements with our regulators. An inability to raise additional capital when needed or comply with the terms of the Final Order or Written Agreement (as defined below), raises substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in their audit report for fiscal year 2010 has expressed substantial doubt about our ability to continue as a going concern. Continued operations may depend on our ability to comply with the regulatory orders we are subject to, as discussed in greater detail below.

Regulatory Enforcement Action

On November 2, 2009, the Board of Directors of the Bank consented to the issuance of a Final Order (the “Final Order”) from the DFI. On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Written Agreement”) with the FRB. The Final Order and the Written Agreement contain substantially similar provisions. The Final Order and the Written Agreement require the Board of Directors of the Bank to prepare and submit written plans to the DFI and the FRB that address the following items: (i) strengthening board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and, with respect to the Written Agreement, of Hanmi; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2010; (viii) improving the Bank’s liquidity position and funds management practices; and (ix) contingency funding. In addition, the Final Order and the Written Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank and requires the Bank to charge off or collect certain problem loans. The Final Order and the Written Agreement also require the Bank to review and revise its allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and the Bank and Hanmi must obtain prior approval from the FRB prior to declaring and paying dividends. The Board and management intend to continue their efforts in cooperation with the FRB and the DFI to comply with all provisions in the Final Order and the Written Agreement.

Under the Final Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million. The Bank was required to maintain a ratio of tangible shareholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets

By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Final Order is Terminated	Not Less Than 9.5 Percent

If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB. On July 27, 2010, we completed a registered rights and best efforts offering by which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order. However, the Bank had tangible stockholder’s equity to total tangible assets ratio of 8.59 percent as of December 31, 2010, below the requirement set forth in the Final Order. Accordingly, we notified the DFI and the FRB of this lower ratio. Our inability to comply with the capital ratios identified in the Final Order raises substantial doubt about our ability to continue as a going concern.

Agreement with Woori

On May 25, 2010, we entered into a definitive securities purchase agreement with Woori Finance Holdings Co., Ltd. (“Woori”). The agreement with Woori, as amended, provides that upon satisfaction of all conditions to closing, we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million. The agreement with Woori currently permits us to raise capital from other sources and is terminable at will by either party. The transaction with Woori remains subject to regulatory approval and other conditions to closing. We cannot provide any assurance whether regulatory approvals will be obtained or whether we will close the transaction with Woori at all.

Market Area

The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over wide geographic areas, the Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. Substantially all of our assets are located in, and substantially all of our revenues are derived from clients located within California.

Lending Activities

The Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include real estate loans (commercial property, construction and residential property), commercial and industrial loans (commercial term loans, commercial lines of credit, SBA loans and international trade finance), and consumer loans.

Real Estate Loans

Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and any holdings of other real estate owned (“OREO”) because of foreclosures on loans.

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

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has a right to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. The Bank retains the right to service the SBA loans, for which it receives servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2010, the Bank had $123.8 million of SBA loans in its portfolio, and was servicing $191.3 million of SBA loans sold to investors.

International Trade Finance

The Bank offers a variety of international finance and trade services and products, including letters of credit, import financing (trust receipt financing and bankers’ acceptances) and export financing. Although most of our trade finance activities are related to trade with Asian countries, all of our loans are made to companies domiciled in the United States (“U.S.”). A substantial portion of this business involves California-based customers engaged in import activities.

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

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of stockholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent on a secured basis. At December 31, 2010, the Bank’s authorized legal lending limits for loans to one borrower were $60.1 million for unsecured loans plus an additional $40.1 million for specific secured loans. However, the Bank has established internal loan limits that are lower than the legal lending limits.

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

The Bank analyzes its allowance for loan losses on a quarterly basis. In addition, as an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Financial Institutions (the “DFI”) and/or the Board of Governors of the Federal Reserve System (the “FRB”) may require the Bank to recognize additions to the allowance for loan losses through a provision for credit losses based upon their assessment of the information available to them at the time of their examinations.

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

Employees

As of December 31, 2010, the Bank had 431 full-time employees and 28 part-time employees, and Chun-Ha and All World had 39 full-time employees and one part-time employee. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

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

Other institutions, including brokerage firms, credit card companies and retail establishments, offer banking services to consumers in competition with the Bank, including money market funds with check access and cash advances on credit card accounts. In addition, other entities (both public and private) seeking to raise capital through the issuance and sale of debt or equity securities compete with banks for the acquisition of deposits.

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

Economic Legislative and Regulatory Developments

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

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate, remain weak and unemployment remains high. Local governments and many businesses are still in serious difficulty due to reduced consumer spending and continued liquidity challenges in the credit markets. In response to this economic downturn an financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially intensify the regulation of the financial services industry.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The landmark Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”), which became law on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. Dodd-Frank followed other legislative and regulatory initiatives in 2008 and 2009 in response to the economic downturn and financial industry instability. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Dodd-Frank includes, among other things, the following:

(i)	the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

(ii)	expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

(iii)	the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

(iv)	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

(v)	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

(vi)	the termination of investments by the U.S. Treasury under TARP;

(vi)	the elimination and phase out of trust preferred securities (TRUPS) from Tier 1 capital with certain exceptions;

(vii)	a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013 for the full net amount held by depositors in non-interesting bearing transaction accounts;

(ix)	authorization for financial institutions to pay interest on business checking accounts;

(x)	changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity and an increase in the minimum insurance ratio for the Deposit Insurance Fund (“DIF”) from 1.15% to 1.35%;

(xi)	the elimination of remaining barriers to de novo interstate branching by banks;

(xii)	expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

(xiii)	the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and state chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

(xiv)	provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including financial institutions, including (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (3) enhanced independence requirements for compensation committee members, and (4) authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

(xv)	the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets.

We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation by regulations and in supervisory policies and practices may affect us. Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations to be implemented or which will not become fully effective for several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate lending (“CRE”) or new stress testing guidance for all banks) arising out of these regulations and studies and reports required by Dodd-Frank will not significantly increase our compliance or other operating costs and earnings or otherwise have a significant impact on our business, financial condition and results of operations. Dodd-Frank will likely result in more stringent capital, liquidity and leverage requirements on us and may otherwise adversely affect our business. For example, the provisions that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of Hanmi Financial and the Bank could require Hanmi Financial and the Bank to seek other sources of capital in the future. As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Some of the regulations required by various sections of Dodd-Frank have been proposed and some adopted in final, including the following notices of proposed rulemakings (“NPRs”) and/or interim or final rules for the following sections of Dodd-Frank:

-	Risk Based Capital Guidelines – Market Risk (Section 171) – Final Rule

-	Orderly Liquidation (Section 209) – Initial Final Rule

-	Implement Changes to DIF Assessment Base (Section 331) – NPR

-	Designated Reserve Ratio and Restoration Plan for the Deposit Insurance Fund (Sections 332 and 334) – Final Rule

-	$250,000 Deposit Insurance Coverage Limit (Section 335) – Final Rule

-	Unlimited coverage for Non-Interest Bearing Deposits (Section 343) – Final Rule

-	Incentive-based Compensation (Section 956) – FDIC NPR.

EESA and ARRA

Through its authority under the Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the U.S. Treasury (“Treasury”) implemented the TARP Capital Purchase Program (the “TARP CPP”), a program designed to temporarily inject capital into financial institutions. In order to participate in the TARP CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. The ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs and imposed certain new, more stringent executive compensation and corporate expenditure limits on all current and future TARP recipients until the U.S. Treasury is repaid. The executive compensation standards under ARRA include, but are not limited to, (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to the public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual stockholder meetings of a non-binding “Say on Pay” stockholder vote on the compensation of executives. Hanmi Financial and the Bank elected not to participate in the TARP CPP.

Federal Banking Agency Compensation Guidelines

Guidelines adopted by the federal banking agencies pursuant to the FDI Act prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the federal bank regulatory agencies jointly issued additional comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

On February 7, 2011, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would move the U.S. closer to aspects of international compensation standards by 1) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; 2) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; 3) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; 4) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and 5) requiring annual reports on incentive compensation structures to the institution’s appropriate Federal regulator. A joint rule making proposal will be published for comment by all of the banking agencies and the Securities and Exchange Commission (the “SEC”), among other agencies.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve in the aftermath of the economic downturn. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Hanmi Financial and the Bank to hire, retain and motivate key employees.

The Small Business Jobs Act of 2010

The Small Business Jobs Act of 2010 makes available up to $30 billion of funds for preferred stock capital investments by the U.S. Treasury in banks with less than $10 billion assets as of December 31, 2009 through the Small Business Lending Fund (“SBLF”). Banks with up to $1 billion assets may apply for up to 5% and banks with more than $1 billion in assets, but less than $10 billion, may apply for up to 3% of their risk-weighted assets. In some cases, preferred stock issued under the SBLF may be exchanged for preferred stock issued to the U.S. Treasury for TARP CPP funds. Banks on or recently removed from the FDIC problem bank list may not apply and banks with other supervisory problems or enforcement actions may be required to raise matching capital or may have their application denied. The new law provides that the term of the preferred stock is a maximum of 10 years and that the capital is to receive Tier 1 treatment. The interest rate on the preferred starts at 5% and may later range between 1% and 9%, depending on, among other things, the amount of qualifying small business loans which the recipient bank makes. The Bank has not yet determined whether or not it will apply to participate in the SBLF.

International Capital and Liquidity Initiatives

The international Basel Committee on Banking Supervision (the “Basel Committee”) is a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements in response to the economic downturn to enhance the Basel II framework which had not yet been fully implemented internationally and even less so in the United States. The Group of Twenty Finance Ministers and Central Bank Governors (commonly referred to as the G-20), including the United States, endorsed the reform package, referred to as Basel III, and proposed phase in timelines in November, 2010. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define “well-capitalized” in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. United States banking regulators must also implement Basel III in conjunction with the provisions of Dodd-Frank related to increased capital and liquidity requirements. Further, Dodd-Frank required minimum leverage and risk-based capital requirements on a consolidated basis for all depository institution holding companies and insured depository institutions which may not be less than the strictest requirements in effect for depository institutions as of the date of enactment, July 21, 2010.

Supervision and Regulation

General

We are extensively regulated under both federal and certain state laws. Regulation and supervision by the federal and state banking agencies is intended primarily for the protection of depositors and the DIF administered by the FDIC, and not for the benefit of stockholders. Set forth below is a summary description of the principal laws and regulations that relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

Hanmi Financial

As a bank and financial holding company, we are subject to supervision and examination by the FRB under the BHCA. Accordingly, we are subject to the FRB’s authority to:

•	require periodic reports and such additional information as the FRB may require.

•	require bank holding companies to maintain certain levels of capital.

•	require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

•	restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks.

•	terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary.

•	take formal or informal enforcement action or issue other supervisory directives and assess civil money penalties for non-compliance under certain circumstances.

•	require the prior approval of senior executive officers or director changes and golden parachute payments, including change in control agreements or new employment agreements with payment terms which are contingent upon termination.

•	regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations.

•	limit or prohibit and require FRB prior approval of the payment of dividends.

•	require financial holding companies to divest non-banking activities or subsidiary banks if they fail to meet certain financial holding company standards.

•	approve acquisitions of more than 5% of the voting shares of another bank and mergers with other banks or savings institutions and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

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

The Federal Reserve’s view is that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action” including obtaining a guarantee by the bank holding company of a capital plan for and under capitalized bank subsidiaries. See “Prompt Corrective Action Regulations” below. Additionally, if a bank holding company has more than one bank subsidiary, the FDI Act provides that each subsidiary bank may have “cross-guaranty” liability for any loss incurred by the FDIC in connection with the failure of another commonly-controlled bank.

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

Regulatory Restrictions on Activities

Subject to prior notice or FRB approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized, and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. Hanmi Financial elected financial holding company status and Chun-Ha and All World are considered financial subsidiaries of Hanmi Financial. Hanmi Financial has agreed with the FRB to take certain corrective action pursuant to these GLBA requirements.

Hanmi Financial is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, Hanmi Financial and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Privacy Policies

Under the GLBA, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties and establish procedures and practices to protect customer data from unauthorized access. Hanmi Financial and the Bank have established policies and procedures to assure our compliance with all privacy provisions of the GLBA.

Capital Adequacy Requirements

At December 31, 2010, Hanmi Financial and the Bank’s capital ratios exceed the minimum percentage requirements to be deemed “well capitalized” for regulatory purposes. See “Notes to Consolidated Financial Statements, Note 1 – Regulatory Matters and Going Concern Consideration.” The regulatory capital guidelines and the actual capital ratios for Hanmi Financial and the Bank as of December 31, 2010, were as follows:

	Regulatory Capital Guidelines		Actual
	Adequately	Well	Hanmi	Hanmi
	Capitalized	Capitalized	Bank	Financial

Total Risk-Based Capital Ratio	8.00%	10.00%	12.22%	12.32%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	10.91%	10.09%
Tier 1 Leverage Ratio	4.00%	5.00%	8.55%	7.90%

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of Dodd-Frank and the Basel III international supervisory developments. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors.

The current risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0 percent for assets with low credit risk, such as certain U.S. Treasury securities, to 100 percent for assets with relatively high credit risk, such as business loans.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest rate risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the institution. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. Neither Hanmi Financial nor the Bank is currently subject to the market risk capital rules.

Qualifying capital is classified depending on the type of capital:

•	“Tier I capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. The capital received from trust preferred offerings also qualifies as Tier I capital, subject to the new provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after of the end of a 3-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1. New issues by small bank holding companies with less than $500 million assets could still qualify as Tier 1, however the market for any new trust preferred capital raises is uncertain.

•	“Tier II capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier II capital. The maximum amount of supplemental capital elements that qualifies as Tier 2 capital is limited to 100 percent of Tier 1 capital.

•	“Tier III capital” consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2010, the respective capital ratios of Hanmi Financial and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

In addition to the requirements of Dodd-Frank and Basel III, the federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets. Federal banking regulators may set higher capital requirements when a bank’s particular circumstances warrant and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized. In such cases, the institutions may no longer be deemed well capitalized and may therefore additionally be subject to restrictions on taking brokered deposits. Hanmi Financial and the Bank are subject to such requirements and restrictions pursuant to the Written Agreement with the FRB.

Hanmi Financial and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. As of December 31, 2010, the Bank’s leverage capital ratio was 8.55 percent, and Hanmi Financial’s leverage capital ratio was 7.90 percent, both ratios exceeding regulatory minimums.

As described previously, the Bank was required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. See “Item 1. Business – Regulatory Enforcement Action.” for further details.

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

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure to shareholders of internal control reports and assessments by management regarding financial reporting.

Securities Registration

Hanmi Financial’s common stock is publicly held and listed on the NASDAQ Stock Market (“NASDAQ”), and we are subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated thereunder as well as listing requirements of NASDAQ. Dodd-Frank includes the following provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including Hanmi Financial: (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria similar to the requirements of the ARRA for TARP CPP recipients (3) enhanced independence requirements for compensation committee members, and (4) SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement.

The Bank

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the DFI and by the FRB, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and federal banking regulations including Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to

“insiders”, including officers directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Section 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.

Pursuant to the FDI Act and the Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or by non-bank subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•	direct an increase in capital or establish specific minimum capital ratios;

•	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions;

•	enter into informal non-public or formal public memoranda of understanding or written agreements; enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action;

•	remove officers and directors and assess civil monetary penalties;

•	terminate the Bank’s deposit insurance, which would also result in the revocation of the Bank’s license by the DFI; and

•	take possession and close and liquidate the Bank.

As discussed above, the Bank entered into the Final Order issued by the DFI, and the Written Agreement with the FRB, each of which were issued effective as of November 2, 2009.

Brokered deposits

Under the FDI Act, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2010, in compliance with the FRB Written Agreement, the Bank had no brokered deposits.

Community Reinvestment Act

Under the CRA, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Hanmi Financial has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The Federal Reserve rated the Bank as “satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994, as amended by Dodd-Frank, bank holding companies and banks generally have the ability to acquire or merge with banks in other states, and banks may also acquire or establish new branches outside their home states. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently has no interstate branches.

Federal Home Loan Bank System

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100 percent of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances). At December 31, 2010, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $27.3 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2010 were $444.2 million and $395.1 million, respectively.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2010, the Bank was in compliance with these requirements.

Prompt Corrective Action Regulations

The FDI Act requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid its assessments based on the calculations of the projected assessments at that time.

Dodd-Frank changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base alone, and requires the FDIC to increase the DIF’s reserves against future losses. This will necessitate increased deposit insurance premiums that are expected to be borne primarily by institutions with assets of greater than $10 billion and with significant balance sheet debt obligations in addition to deposits liabilities.

As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by September 30, 2010 (rather than 1.15 percent by the end of 2016, as formerly required); (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 million; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the Deposit Insurance Fund reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the Deposit Insurance Fund reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the Deposit Insurance Fund than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital. The new rule is expected to take effect for the quarter beginning April 1, 2011.

Our FDIC insurance expense totaled $10.5 million for 2010. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rates, which are determined quarterly, was 0.01060% of insured deposits for the first quarter of fiscal 2010 and 0.01040% of insured deposits for each of the last three quarters of fiscal 2010. The total FICO assessments in 2010 was $280,000.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B, as amended by Dodd-Frank, and FRB Regulation W on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies where the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

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

The powers of the Board of Directors of the Bank to declare a cash dividend to its holding company is subject to California law as set forth in the Financial Code, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI, in an amount not exceeding the greatest of: 1) retained earnings of the bank; 2) the net income of the bank for its last fiscal year; or 3) the net income of the bank for its current fiscal year. Due to the Bank’s retained deficit of $53.5 million as of December 31, 2008 and a net loss for years ended 2009 and 2010, the Bank is restricted under the Financial Code from making dividends to Hanmi Financial without the prior approval of the DFI. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends” for a further discussion of restrictions on the Bank’s ability to pay dividends to Hanmi Financial.

Under the terms of the FRB Written Agreement and the DFI Final Order, the Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the FRB and DFI, and the Bank and Hanmi must obtain prior approval from the FRB and DFI prior to declaring and paying dividends.

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

Consumer Laws

The Bank must comply with numerous consumer protection statutes and implementing regulations, including the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the Americans with Disabilities Act and various federal and state privacy protection laws. Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines and one-time debit card transactions, submit to certain exceptions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and Hanmi Financial are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Dodd-Frank provides for the creation of the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve. This bureau is a new regulatory agency for United States banks. It will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. It is anticipated that the bureau will begin regulating activities in 2011. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance by their primary federal banking agency.

Regulation of Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Chun-Ha and All World are subject to the licensing and supervisory authority of the California Commissioner of Insurance.

Going Concern

As previously mentioned, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In order to comply with the Final Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million and maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.0 percent. In addition, the Bank was also required to maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.5 percent at December 31, 2010 and until the Final Order is terminated. As a result of the successful completion of the registered rights and best efforts offering in July 2010, the capital contribution requirement set forth in the Final Order was satisfied. However, the tangible capital ratio requirement set for in the Final Order has not been satisfied at December 31, 2010. Further, should our asset quality continue to erode and require significant additional provision for credit losses, resulting in added future net operating losses at the Bank, or should we otherwise fail to be profitable, our capital levels will additionally decline requiring the raising of more capital than the amount currently required to satisfy our agreements with our regulators. An inability to raise additional capital when needed or comply with the terms of the Final Order or Written Agreement, raises substantial doubt about our ability to continue as a going concern.

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

As set forth above, on May 25, 2010, we entered into a definitive securities purchase agreement with Woori and are currently awaiting final regulatory approval for the applications filed by Woori in connection with the transactions contemplated by the securities purchase agreement. We intend to inject a substantial portion of the net proceeds from the Woori transaction as new capital into Hanmi Bank. However, we cannot provide assurance that we will be successful in consummating the transaction with Woori.

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

Risks Relating to our Business and Ownership of Our Common Stock

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm in their audit report for fiscal year 2010 has expressed substantial doubt about our ability to continue as a going concern. Continued operations may depend on our ability to comply with the terms of the Final Order and Written Agreement and the financing or other capital required to do so may not be available or may not be available on acceptable terms. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our stockholders will lose some or all of their investment in us.

Our operations and regulatory capital needs require us to enhance our capital position in the near term and may also require us to raise additional capital in the future. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the Final Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. The Bank is required to maintain a ratio of tangible stockholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets

By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Final Order is Terminated	Not Less Than 9.5 Percent

At December 31, 2010, the Bank had a tangible stockholders’ equity to total tangible assets ratio of 8.59%. Accordingly, we are not in compliance with the Final Order. Pursuant to the Written Agreement, we are also required to increase and maintain sufficient capital at the Company and at Hanmi Bank that is satisfactory to the Federal Reserve Bank. We have also committed to the Federal Reserve Bank to adopt a consolidated capital plan to augment and maintain a sufficient capital position. Our existing capital resources may not satisfy our capital requirements for the foreseeable future and may not be sufficient to offset any problem assets. Even if we are successful in completing the transaction with Woori, we may still need to raise additional capital in the future to support our operations. If the transaction with Woori is not consummated, we will need to find alternative sources of capital. Further, should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at Hanmi Bank, our capital levels will decline and we will need to raise capital to satisfy our agreements with the regulators and any future regulatory orders or agreements we may be subject to.

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

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels were to decline. We cannot provide any assurance that our total risk-based capital ratio or other regulatory capital ratios will not decline in the future such that Hanmi Bank may be considered to be “undercapitalized” for regulatory purposes. If a state member bank, like Hanmi Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve Bank. Pursuant to Federal Deposit Insurance Corporation Improvement Act, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve Bank of a capital restoration plan for the bank. Pursuant to Section 38 of the Federal Deposit Insurance Act and Federal Reserve Board Regulation H, Hanmi Bank was previously required to submit a capital restoration plan to the Federal Reserve Bank that must be guaranteed by the Company as a result of the previous decline in the Bank’s capital position. Hanmi Bank is also subject to other restrictions pursuant to Section 38 and Federal Reserve Board Regulation H, including restrictions on dividends, asset growth and expansion through acquisitions, branching or new lines of business and is prohibited from paying certain management fees until its improving capital ratios are deemed satisfactory by its regulators. The Federal Reserve Bank also has the discretion to impose certain other corrective actions pursuant to Section 38 and Regulation H.

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

The Bank is currently restricted from paying dividends to us and we are restricted from paying dividends to stockholders and from making any payments on our trust preferred securities. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from Hanmi Bank. The availability of dividends from Hanmi Bank is limited by various statutes and regulations. Hanmi Bank currently has a retained earnings deficit and has suffered net losses in

2010, 2009 and 2008, largely caused by provision for credit losses and goodwill impairments. As a result, the California Financial Code does not provide authority for Hanmi Bank to declare a dividend to us, with or without Commissioner approval. In addition, Hanmi Bank is prohibited from paying dividends to us unless it receives prior regulatory approval. Furthermore, we agreed that we will not pay any dividends or make any payments on our outstanding $82.4 million of trust preferred securities or any other capital distributions without the prior written consent of the Federal Reserve Bank. We began to defer interest payment on our trust preferred securities commencing with the interest payment that was due on January 15, 2009. If we defer interest payments for more than 20 consecutive quarters under any of our outstanding trust preferred instruments, then we would be in default under such trust preferred arrangements and the amounts due under the agreements pursuant to which we issued our trust preferred securities would be immediately due and payable.

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

We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations and capital levels. During the year ended December 31, 2010, we recorded a $122.5 million provision for credit losses and gross charge-offs of $131.8 million in loans, offset by recoveries of $9.9 million. For the year ended December 31, 2010, we recognized net losses of $88.0 million. There has been a general slowdown in the economy and in particular, in the housing market in areas of Southern California where a majority of our loan customers are based, along with high unemployment. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to a financial strain on homebuilders and suppliers, as well as an overall decrease in the collateral value of real estate securing loans. As of December 31, 2010, we had $856.5 million in commercial real estate, construction and residential property loans. Continuing deterioration in the real estate market generally and in the residential property and construction segment in particular, along with high levels of unemployment, could result in additional loan charge-offs and provisions for credit losses in the future, which could have an adverse effect on our net income and capital levels.

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

Our concentration in commercial real estate loans located primarily in Southern California could have adverse effects on credit quality. As of December 31, 2010, Hanmi Bank’s loan portfolio included commercial real estate and construction loans, primarily in Southern California, totaling $793.9 million, or 35.0 percent of total gross loans. Because of this concentration, a continued deterioration of the Southern California commercial real estate market could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans. Among the factors that could contribute to such a continued decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.

Our concentration in commercial and industrial loans could have adverse effects on credit quality. As of December 31, 2010, Hanmi Bank’s loan portfolio included commercial and industrial loans, primarily in Southern California, totaling $1.36 billion, or 60.0 percent of total gross loans. Because of this concentration, a continued deterioration of the Southern California economy could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have adverse consequences for Hanmi Bank.

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2010, Hanmi Bank’s loan portfolio included loans to: 1) lessors of non-residential buildings totaling $379.0 million, or 16.7% of total gross loans; 2) borrowers in the accommodation industry totaling $321.7 million, or 14.2 percent of total gross loans; and 3) gas stations totaling $287.6 million, or 12.7 percent of total gross loans. Most of these loans are in Southern California. Because of these concentrations of loans in specific industries, a continued deterioration of the Southern California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences for Hanmi Bank.

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

Even if we were to consummate the transactions contemplated by the securities purchase agreement with Woori, we may still need to raise additional capital in the future and there can be no assurance that we would be able to do so in the amounts required and in a timely manner, or at all. Failure to raise sufficient capital could have a material adverse effect on our business, financial conditions and results of operations and subject us to further regulatory restrictions or penalties.

Existing stockholders will experience substantial dilution from the Woori investment or other capital raising transactions. The Woori investment will involve the issuance of a substantial number of shares of our common stock. If the Woori investment is completed, current stockholders may have less than a majority interest in us. If we raise capital from other sources, we may also issue a substantial number of shares of our common stock or securities convertible into common stock. As a result of the sale of such a large number of shares of our common stock, the market price of our common stock could decline and we could experience dilution to earnings and book value.

In the future we may decide or be required to raise additional funds, which would cause then existing stockholders to experience dilution. Even if we complete the Woori investment, we may decide to raise additional funds through public or private debt or equity financings for a number of reasons, including in response to regulatory or other requirements to meet our liquidity and capital needs, to finance our operations and business strategy or for other reasons. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our existing stockholders will further be reduced, the new equity securities may have rights, preferences and privileges superior to those of our common stock, and the market of our common stock could decline.

Even after the Woori investment or any other capital raising transactions, we may still be subject to continued regulatory scrutiny. Even if we complete the Woori investment (or other alternative capital raising transactions), we cannot assure you whether or when the regulatory agreements and orders we have entered into will be lifted or terminated. Even if they are lifted or terminated in whole or in part, we may still be subject to supervisory enforcement actions that restrict our activities.

If the Woori investment is completed, we may have a controlling stockholder who would be able to control certain corporate matters. If the transactions with Woori are consummated, Woori may become a controlling shareholder of ours. As a result, and subject to compliance with applicable law and our charter documents (subject to the limitations contained in our securities purchase agreement with Woori), Woori may have voting control of us, and, with control, would be able to (i) elect all of the members of our Board of Directors; (ii) adopt amendments to our charter documents; and (iii) subject to the limitations set forth in the securities purchase agreement regarding a cash-out merger, control the vote on any merger, sale of assets or other fundamental corporate transaction of the Company or Hanmi Bank or the issuance of additional equity securities or incurrence of debt, in each case without the approval of our other stockholders. It will also be impossible for a third party, other than Woori, to obtain control of us through purchases of our common stock not beneficially owned or controlled by Woori, which could have a negative impact on our stock price. Furthermore, in pursuing its economic interests, Woori may make decisions with respect to fundamental corporate transactions that may be different than the decisions of other stockholders. In addition, under the rules applicable to NASDAQ, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the Board of Directors and the compensation and nominating committees. If the Woori investment is completed, we may be a controlled company. Accordingly, we would be exempt from certain corporate governance requirements and our stockholders may not have all the protections that these rules are intended to provide.

If the Woori investment is completed, the views of Woori’s ownership stake may adversely affect us. Woori is also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Korean banking authorities and U.S. regulatory authorities as a result of its 100% indirect controlling interest in Woori America Bank headquartered in New York. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Korea against Woori and its affiliates. The views of Woori regarding possible new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management processes, may differ from ours. Additionally, Woori America Bank has branches in California and competes with Hanmi Bank for customers. Woori may take actions with respect to Woori America Bank’s business in California or elsewhere that could be disadvantageous to Hanmi Bank and to stockholders of Hanmi Financial other than Woori. If the transaction with Woori are consummated, this may delay or hinder us from pursuing initiatives or cause us to incur additional costs and subject us to additional oversight. Also, to the extent any directors, officers or employees serve us and Woori at the same time that could create or create the appearance of, conflicts of interest.

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

Instability in domestic and international financial markets could adversely affect us. Global capital markets and economic conditions are still unstable and the resulting disruption has been particularly acute in the financial sector. Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. There can be no assurance as to the actual impact regulatory initiatives will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of regulatory initiatives to help stabilize the financial markets and a worsening of financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to capital, liquidity, the financial condition of our borrowers and credit or the value of our securities.

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

Our interest expense may increase following the repeal of the Federal prohibition on payment of interest on demand deposits. The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition, net income and results of operations.

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

If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our financial condition and results of operations. The Bank substantially increased its provision for credit losses in the years ended December 31 2010, 2009 and 2008, as compared to previous years, as a result of increases in historical loss factors, increased charge-offs and migration of more loans into more adverse risk categories.

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

We are subject to government regulations that could limit or restrict our activities, which in turn could adversely affect our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, including the recent enactment of Dodd-Frank Act, changes in existing laws, or repeals of existing laws may cause our results to differ materially from historical and projected performance. Further, federal monetary policy, particularly as implemented through the Federal Reserve Board, significantly affects credit conditions and a material change in these conditions could have a material adverse impact on our financial condition and results of operations.

Additional requirements imposed by the Dodd-Frank Act and other regulations could adversely affect us. Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. Dodd-Frank, adopted in July 2010, sets out sweeping regulatory changes. Changes imposed by the Dodd-Frank include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection. Certain provisions are effective immediately; however, much of the Financial Reform Act is subject to further rulemaking and/or studies. As such, while we are subject to the legislation, we cannot fully assess the impact of the Dodd-Frank until final rules are implemented, which depending on the rule, could be within six to 24 months from the enactment of the Dodd-Frank, or later.

Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules and may make it more difficult for us to attract and retain qualified executive officers and employees.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings. As a result of a series of financial institution failures and other market developments, the DIF has been significantly depleted and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of Dodd-Frank, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

The impact of the new Basel III capital standards will likely impose enhanced capital adequacy standards on us. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III, which were approved in November 2010 by the G20 leadership. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to us and the Bank which will increase our capital requirements and compliance costs.

Competition may adversely affect our performance. The banking and financial services businesses in our market areas are highly competitive. We face competition in attracting deposits, making loans, and attracting and retaining employees, particularly in the Korean-American community. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems, new competitors in the market, and the pace of consolidation among financial services providers. Our results in the future may be materially and adversely impacted depending upon the nature and level of competition.

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

We rely on communications, information, operating and financial control systems technology from third party service providers, and we may suffer an interruption in those systems. We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. Failure to attract or retain such employees could have a material adverse effect on our financial condition and results of operations.

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

Your share ownership may be diluted by the issuance of additional shares of our common stock in the future. In addition to the substantial dilution you will experience upon the completion of the Woori transaction, your share ownership may be diluted by the issuance of additional shares of our common stock in the future. First, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of December 31, 2010, 3,066,891 shares of our common stock were issuable under options granted in connection with our stock option plans and stock warrants issued in connection with the registered rights and best efforts offerings. In addition, 2,446,333 shares of our common stock are reserved for future issuance to directors, officers and employees under our stock option plans. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted. In addition, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.

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

Holders of our junior subordinated debentures have rights that are senior to those of our stockholders. As of December 31, 2010, we had outstanding $82.4 million of trust preferred securities issued by our subsidiary trusts. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The junior subordinated debentures underlying the trust preferred securities are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. We commenced deferring distributions on the junior subordinated debentures (and the related trust preferred securities) with the payment that was due on January 15, 2009.

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

Our ability to use some or all of our net operating loss carryforwards may be impaired. There is a significant likelihood that the Woori investment will cause a reduction in the value of our net operating loss carryforwards (“NOLs”) realizable for income tax purposes. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s NOLs, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change NOLs and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. The office is leased pursuant to a five-year term, which expires on November 30, 2013.

The following table sets forth information about our offices as of December 31, 2010:

Owned/
Office	Address	City/State	Leased

Corporate Headquarters (1)	3660 Wilshire Boulevard, Penthouse Suite A	Los Angeles, CA	Leased
Branches:
Beverly Hills Branch	9300 Wilshire Boulevard, Suite 101	Beverly Hills, CA	Leased
Cerritos – Artesia Branch	11754 East Artesia Boulevard	Artesia, CA	Leased
Cerritos – South Branch	11900 South Street, Suite 109	Cerritos, CA	Leased
Downtown – Los Angeles Branch	950 South Los Angeles Street	Los Angeles, CA	Leased
Diamond Bar Branch	1101 Brea Canyon Road, Suite A-1	Diamond Bar, CA	Leased
Fashion District Branch	726 East 12th Street, Suite 211	Los Angeles, CA	Leased
Fullerton – Beach Branch	5245 Beach Boulevard	Buena Park, CA	Leased
Garden Grove – Brookhurst Branch	9820 Garden Grove Boulevard	Garden Grove, CA	Owned
Garden Grove – Magnolia Branch	9122 Garden Grove Boulevard	Garden Grove, CA	Owned
Gardena Branch	2001 West Redondo Beach Boulevard	Gardena, CA	Leased
Irvine Branch	14474 Culver Drive, Suite D	Irvine, CA	Leased
Koreatown Galleria Branch	3250 West Olympic Boulevard, Suite 200	Los Angeles, CA	Leased
Koreatown Plaza Branch	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
Northridge Branch	10180 Reseda Boulevard	Northridge, CA	Leased
Olympic Branch (2)	3737 West Olympic Boulevard	Los Angeles, CA	Owned
Olympic – Kingsley Branch	3099 West Olympic Boulevard	Los Angeles, CA	Owned
Rancho Cucamonga Branch	9759 Baseline Road	Rancho Cucamonga, CA	Leased
Rowland Heights Branch	18720 East Colima Road	Rowland Heights, CA	Leased
San Diego Branch	4637 Convoy Street, Suite 101	San Diego, CA	Leased
San Francisco Branch	1469 Webster Street	San Francisco, CA	Leased
Silicon Valley Branch	2765 El Camino Real	Santa Clara, CA	Leased
Torrance – Crenshaw Branch	2370 Crenshaw Boulevard, Suite H	Torrance, CA	Leased
Torrance – Del Amo Mall Branch	21838 Hawthorne Boulevard	Torrance, CA	Leased
Van Nuys Branch	14427 Sherman Way	Van Nuys, CA	Leased
Vermont Branch (3)	933 South Vermont Avenue	Los Angeles, CA	Owned
Western Branch	120 South Western Avenue	Los Angeles, CA	Leased
Wilshire – Hobart Branch	3660 Wilshire Boulevard, Suite 103	Los Angeles, CA	Leased
Departments:
Commercial Loan Department (1)	3660 Wilshire Boulevard, Suite 1050	Los Angeles, CA	Leased
Consumer Loan Center (1)	3660 Wilshire Boulevard, Suite 424	Los Angeles, CA	Leased
Private Banking Department (1)	3737 West Olympic Boulevard	Los Angeles, CA	Leased
International Finance Department (1)	933 South Vermont Avenue, 2nd Floor	Los Angeles, CA	Leased
SBA Loan Center (1)	3660 Wilshire Boulevard, Suite 116	Los Angeles, CA	Leased
LPOs and Subsidiaries:
Northwest Region LPO (1)	33110 Pacific Hwy South, Suite 4	Federal Way, WA	Leased
Chun-Ha/All World (1)	12912 Brookhurst Street, Suite 480	Garden Grove, CA	Leased
Chun-Ha (1)	3225 Wilshire Boulevard, Suite 1806	Los Angeles, CA	Leased

(1)	Deposits are not accepted at this facility.

(2)	Training Facility is also located at this facility.

(3)	Administrative offices are also located at this facility.

As of December 31, 2010, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $17.6 million. Our total occupancy expense, exclusive of furniture and equipment expense, was $5.7 million for the year ended December 31, 2010. Hanmi Financial and its subsidiaries consider their present facilities to be sufficient for their current operations.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported on the Nasdaq Global Select Market under the symbol “HAFC”:

	High	Low	Cash Dividend

2010:
Fourth Quarter	$1.28	$0.86	—
Third Quarter	$1.70	$1.17	—
Second Quarter	$4.26	$1.26	—
First Quarter	$2.83	$1.02	—
2009:
Fourth Quarter	$1.86	$1.10	—
Third Quarter	$1.92	$1.22	—
Second Quarter	$2.65	$1.21	—
First Quarter	$3.00	$0.75	—

Holders

Hanmi Financial had 619 registered stockholders of record as of February 1, 2011.

Dividends

Hanmi Financial has agreed with the FRB that it will not pay any cash dividends to its stockholders without the prior consent of the FRB. The Bank is also required to seek prior approval from its regulators to pay cash dividends to Hanmi Financial. The ability of Hanmi Financial to pay dividends to its stockholders is also directly dependent on the ability of the Bank to pay dividends to us. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (a) the retained earnings of the bank or (b) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period.

As a result of the net loss incurred by the Bank in recent years, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction set forth in Section 642, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions. The Bank had a retained deficit of $254.2 million as of December 31, 2010 and is not able to pay dividends under Section 643.

FRB Regulation H Section 208.5 provides that the Bank must obtain FRB approval to declare and pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years. On August 29, 2008, we announced the suspension of our quarterly cash dividend. As a result of our existing regulatory agreements, we are required to obtain regulatory approval prior to the Bank or Hanmi Financial declaring any dividends to its respective stockholders.

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The junior subordinated debentures underlying our trust preferred securities are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We began to defer distributions on our $82.4 million of outstanding junior subordinated debentures (and related trust preferred securities) commencing with the interest payment that was due on January 15, 2009.

We currently do not have any present intention of paying cash dividends to Hanmi Financial stockholders.

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

TOTAL RETURN PERFORMANCE

		December 31,
Index	Symbol	2005	2006	2007	2008	2009	2010

Hanmi Financial	HAFC	$100.00	$127.49	$49.80	$12.42	$7.24	$8.87
Nasdaq Composite	IXIC	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
S&P 500 Financials	S5FINL	$100.00	$118.92	$97.34	$44.56	$51.99	$58.27
SNL Bank $1B-$5B	—	$100.00	$115.72	$84.36	$67.88	$49.93	$57.38

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2010, there were no purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates. As of December 31, 2010, there was no current plan authorizing purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five years ended December 31, 2010 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except for Per Share Data)

SUMMARY STATEMENTS OF OPERATIONS:
Interest and Dividend Income	$144,512	$184,147	$238,183	$280,896	$260,189
Interest Expense	38,638	82,918	103,782	129,110	106,946

Net Interest Income Before Provision for Credit Losses	105,874	101,229	134,401	151,786	153,243
Provision for Credit Losses	122,496	196,387	75,676	38,323	7,173
Non-Interest Income	25,406	32,110	32,854	40,006	36,963
Non-Interest Expense	96,805	90,354	195,027	189,929	77,313

Income (Loss) Before Provision (Benefit) for Income Taxes	(88,021)	(153,402)	(103,448)	(36,460)	105,720
Provision (Benefit) for Income Taxes	(12)	(31,125)	(1,355)	24,302	40,370

NET INCOME (LOSS)	$(88,009)	$(122,277)	$(102,093)	$(60,762)	$65,350

SUMMARY BALANCE SHEETS:
Cash and Cash Equivalents	$249,720	$154,110	$215,947	$122,398	$138,501
Total Investment Securities	413,963	133,289	197,117	350,457	391,579
Net Loans (1)	2,121,067	2,674,064	3,291,125	3,241,097	2,837,390
Total Assets	2,907,148	3,162,706	3,875,816	3,983,657	3,725,243
Total Deposits	2,466,721	2,749,327	3,070,080	3,001,699	2,944,715
Total Liabilities	2,733,892	3,012,962	3,611,901	3,613,101	3,238,873
Total Stockholders’ Equity	173,256	149,744	263,915	370,556	486,370
Tangible Equity	171,023	146,362	258,965	256,548	272,412
Average Net Loans (1)	2,368,369	3,044,395	3,276,142	3,049,775	2,721,229
Average Investment Securities	215,280	188,325	271,802	368,144	414,672
Average Interest-Earning Assets	2,981,878	3,611,009	3,653,720	3,494,758	3,214,761
Average Total Assets	2,998,507	3,717,179	3,866,856	3,882,891	3,602,181
Average Deposits	2,587,686	3,109,322	2,913,171	2,989,806	2,881,448
Average Borrowings	243,690	341,514	591,930	355,819	221,347
Average Interest-Bearing Liabilities	2,268,954	2,909,014	2,874,470	2,643,296	2,367,389
Average Stockholders’ Equity	137,968	225,708	323,462	492,637	458,227
Average Tangible Equity	135,171	221,537	264,490	275,036	242,362
PER SHARE DATA:
Earnings (Loss) Per Share – Basic	$(0.93)	$(2.57)	$(2.23)	$(1.27)	$1.34
Earnings (Loss) Per Share – Diluted	$(0.93)	$(2.57)	$(2.23)	$(1.27)	$1.32
Book Value Per Share (2)	$1.15	$2.93	$5.75	$8.08	$9.91
Tangible Book Value Per Share (3)	$1.13	$2.86	$5.64	$5.59	$5.55
Cash Dividends Per Share	—	—	$0.09	$0.24	$0.24
Common Shares Outstanding	151,198,390	51,182,390	45,905,549	45,860,941	49,076,613

(1)	Loans receivable, net of allowance for loan losses and deferred loan fees.

(2)	Total stockholders’ equity divided by common shares outstanding.

(3)	Tangible equity divided by common shares outstanding.

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (4)	(2.94)%	(3.29)%	(2.64)%	(1.56)%	1.81%
Return on Average Stockholders’ Equity (5)	(63.79)%	(54.17)%	(31.56)%	(12.33)%	14.26%
Return on Average Tangible Equity (6)	(65.11)%	(55.19)%	(38.60)%	(22.09)%	26.96%
Net Interest Spread (7)	3.15%	2.28%	2.95%	3.20%	3.65%
Net Interest Margin (8)	3.55%	2.84%	3.72%	4.39%	4.83%
Efficiency Ratio (9)	73.74%	67.76%	116.60%	99.03%	40.65%
Dividend Payout Ratio (10)	—	—	(4.05)%	(18.11)%	18.02%
Average Stockholders’ Equity to Average Total Assets	4.60%	6.07%	8.36%	12.69%	12.72%
SELECTED CAPITAL RATIOS:
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	12.32%	9.12%	10.79%	10.65%	12.55%
Hanmi Bank	12.22%	9.07%	10.70%	10.59%	12.28%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	10.09%	6.76%	9.52%	9.40%	11.58%
Hanmi Bank	10.91%	7.77%	9.44%	9.34%	11.31%
Tier 1 Capital to Average Total Assets:
Hanmi Financial	7.90%	5.82%	8.93%	8.52%	10.08%
Hanmi Bank	8.55%	6.69%	8.85%	8.47%	9.85%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (11)	7.45%	7.77%	3.62%	1.66%	0.50%
Non-Performing Assets to Total Assets (12)	5.95%	7.76%	3.17%	1.37%	0.38%
Net Loan Charge-Offs to Average Total Gross Loans	4.79%	3.88%	1.38%	0.73%	0.17%
Allowance for Loan Losses to Total Gross Loans	6.44%	5.14%	2.11%	1.33%	0.96%
Allowance for Loan Losses to Non-Performing Loans	86.41%	66.19%	58.23%	80.05%	193.86%

(4)	Net income (loss) divided by average total assets.

(5)	Net income (loss) divided by average stockholders’ equity.

(6)	Net income (loss) divided by average tangible equity.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent

(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent

(9)	Total non-interest expense divided by the sum of net interest income before provision for credit losses and total non-interest income.

(10)	Dividends declared per share divided by basic earnings (loss) per share.

(11)	Non-performing loans, including loans held for sale, consist of non-accrual loan and loans past due 90 days or more still accruing interest.

(12)	Non-performing assets consist of non-performing loans and other real estate owned.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in Thousands)

Average Stockholders’ Equity	$137,968	$225,708	$323,462	$492,637	$458,227
Less Average Goodwill and Average Other Intangible Assets	(2,797)	(4,171)	(58,972)	(217,601)	(215,865)

Average Tangible Equity	$135,171	$221,537	$264,490	$275,036	$242,362

Return on Average Stockholders’ Equity	(63.79)%	(54.17)%	(31.56)%	(12.33)%	14.26%
Effect of Average Goodwill and Average Other Intangible Assets	(1.32)%	(1.02)%	(7.04)%	(9.76)%	12.70%

Return on Average Tangible Equity	(65.11%)	(55.19%)	(38.60%)	(22.09%)	26.96%

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, Except Per Share Amounts)

Total Stockholders’ Equity	$173,256	$149,744	$263,915	$370,556	$486,370
Less Goodwill and Other Intangible Assets	(2,233)	(3,382)	(4,950)	(114,008)	(213,958)

Tangible Equity	$171,023	$146,362	$258,965	$256,548	$272,412

Book Value Per Share	$1.15	$2.93	$5.75	$8.08	$9.91
Effect of Goodwill and Other Intangible Assets	(0.02)	(0.07)	(0.11)	(2.49)	(4.36)

Tangible Book Value Per Share	$1.13	$2.86	$5.64	$5.59	$5.55

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2010, 2009 and 2008. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies that govern the application of GAAP in the preparation of our consolidated financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies.” Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

Allowance for Loan Losses

We believe the allowance for loan losses and allowance for off-balance sheet items are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. Our allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on 13 segmented loan pools by type and risk rating, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in non-performing loans. Concentration of credit, change of lending management and staff, quality of loan review system, and change in interest rate are other qualitative factors that are considered in our methodologies. See “Financial Condition – Allowance for Loan Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations – Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan losses and allowance for off-balance sheet items.

Loan Sales

We normally sell SBA and residential mortgage loans to secondary market investors. When SBA guaranteed loans are sold, we generally retain the right to service these loans. We record a loan servicing asset when the benefits of servicing are expected to be more than adequate compensation to a servicer, which is determined by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions (such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates) are also used in determining the value of the loan servicing assets. Loan servicing assets are discussed in more detail in “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” and “Note 5 – Loans” presented elsewhere herein.

Investment Securities

The classification and accounting for investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” presented elsewhere herein. Under FASB ASC 320, “Investment,” investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.

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

For debt securities, the classification of other-than-temporary impairment depends on whether we intend to sell the security or it more likely than not will be required to sell the security before recovery of its costs basis, and on the nature of the impairment. If we intend to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If we do not intend to sell the security or it is more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, that are deemed other-than-temporarily impaired as of December 31, 2010 and 2009. Investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 4 – Investment Securities” presented elsewhere herein.

Income Taxes

We provide for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2010, we established an additional valuation allowance of $47.5 million, totaling $92.7 million against our existing net deferred tax assets of $92.7 million and recorded a net deferred tax assets balance of zero. As of December 31, 2009, we established a $45.2 million of valuation allowance against its existing net deferred tax assets of $48.8 million and recorded a net deferred tax assets balance of $3.6 million. At December 31, 2008, we had net deferred tax assets of $29.5 million and no valuation allowance was required. Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” and “Note 11 – Income Taxes” presented elsewhere herein.

EXECUTIVE OVERVIEW

For the years ended December 31, 2010, 2009 and 2008, we recognized net losses of $88.0 million, $122.3 million and $102.1 million, respectively. The decline in net losses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of lower levels of provision for credit losses of $122.5 million compared to $196.4 million in 2009. Our losses in 2008 were mainly caused by a goodwill impairment charges of $107.4 million and a provision for credit losses of $75.7 million. For the years ended December 31, 2010, 2009 and 2008, our diluted loss per share was ($0.93), ($2.57) and ($2.23), respectively.

On July 27, 2010, we successfully completed a $120 million registered rights and best efforts offering to strengthen our capital position. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order and the Bank has met the threshold for being considered “well-capitalized” for regulatory purposes since September 30, 2010. However, the tangible capital ratio requirement set forth in the Final Order has not been satisfied as of December 31, 2010. Accordingly, we notified the DFI and the FRB of such event. Based on submissions to and consultations with our regulators, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Final Order and the Written Agreement. For a further discussion of the Bank’s capital condition and capital resources, see “Capital Resources and Liquidity.”

We have made continuous efforts to improve our asset quality through proactive loan monitoring, accelerated problem loan resolutions, and sales of non-performing assets. In accordance with our liquidity preservation strategy, funds raised from the secondary stock offerings and sales of loans were placed into highly liquid assets. As a result, we maintained a strong liquidity position with $663.7 million in cash and marketable securities as of December 31, 2010.

Significant financial highlights include (as of and for the year ended December 31, 2010):

•	The Bank’s total risk-based capital ratio improved to 12.22% as of December 31, 2010 compared to 9.07% as of December 31, 2009. The Bank’s tangible common equity to tangible assets also improved to 8.59% as of December 31, 2010 compared to 7.13% as of December 31, 2009.

•	Non-performing loans decreased to $169.0 million, or 7.45% of total gross loans, as of December 31, 2010 compared to $219.1 million, or 7.77% as of December 31, 2009. The coverage ratio of the allowance to non-performing loans increased to 86.41% as of December 31, 2010 compared to 66.19% as of December 31, 2009.

•	The cost of funds decreased through changes in the composition of our deposit portfolio. The average funding cost decreased by 104 basis points to 1.36% for the year ended December 31, 2010 compared to 2.40% for the year ended December 31, 2009.

•	Net interest margin improved 71 basis points to 3.55% for the year ended December 31, 2010 compared to 2.84% for the year ended December 31 2009.

Outlook for fiscal 2011

For 2011, our priorities will be to enhance our capital position, continue to improve our credit quality and to comply fully with all of the requirements of the Final Order and the Written Agreement.

We believe that our proactive initiatives to manage credit risk exposure have resulted in improvement of our asset quality over the past several quarters. We are committed to refine our credit risk management systems to meet the challenges of our changing economic environment.

Based on our current liquidity position, we have begun to consider strategic changes. We are currently planning to develop innovative new products and services as well as generate quality new loans to expand our existing customer base with the goal of improving our profitability.

We continue to evaluate available options to enhance our capital position. Responding to the rapidly changing economy, the additional capital from the Woori transaction or alternative sources may be necessary to provide us with adequate capital resources to support our business, our level of problem assets and our operations and to comply with the regulatory orders we are subject to.

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

	Year Ended December 31,
	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)

ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,544,472	$137,328	5.40%	$3,157,133	$173,318	5.49%	$3,332,133	$223,942	6.72%
Municipal Securities:
Taxable	3,746	189	5.05%	—	—	—	—	—	—
Tax – Exempt (2)	6,909	346	5.01%	54,448	3,543	6.51%	63,918	4,180	6.54%
Obligations of Other U.S. Government Agencies	69,112	1,952	2.82%	24,417	1,108	4.54%	65,440	2,813	4.30%
Other Debt Securities	135,513	3,733	2.75%	109,460	4,568	4.17%	142,444	6,574	4.62%
Equity Securities	37,437	532	1.42%	41,399	656	1.58%	38,516	1,918	4.98%
Federal Funds Sold	10,346	52	0.50%	84,363	326	0.39%	8,934	166	1.86%
Term Federal Funds Sold	8,342	33	0.40%	95,822	1,718	1.79%	1,913	43	2.25%
Interest-Earning Deposits	166,001	468	0.28%	43,967	151	0.34%	422	10	2.37%

Total Interest-Earning Assets	2,981,878	144,633	4.85%	3,611,009	185,388	5.13%	3,653,720	239,646	6.56%

Noninterest-Earning Assets:
Cash and Cash Equivalents	67,492			71,448			88,679
Allowance for Loan Losses	(176,103)			(112,738)			(55,991)
Other Assets	125,240			147,460			180,448

Total Noninterest-Earning Assets	16,629			106,170			213,136

TOTAL ASSETS	$2,998,507			$3,717,179			$3,866,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$119,754	3,439	2.87%	$91,089	2,328	2.56%	$89,866	2,093	2.33%
Money Market Checking and NOW Accounts	464,864	4,936	1.06%	507,619	9,786	1.93%	618,779	19,909	3.22%
Time Deposits of $100,000 or More	1,069,600	19,529	1.83%	1,051,994	34,807	3.31%	1,045,968	43,598	4.17%
Other Time Deposits	371,046	6,504	1.75%	916,798	29,325	3.20%	527,927	18,753	3.55%
Federal Home Loan Bank Advances	158,531	1,366	0.86%	257,529	3,399	1.32%	498,875	14,027	2.81%
Other Borrowings	2,753	53	1.93%	1,579	2	0.13%	10,649	346	3.25%
Junior Subordinated Debentures	82,406	2,811	3.41%	82,406	3,271	3.97%	82,406	5,056	6.14%

Total Interest-Bearing Liabilities	2,268,954	38,638	1.70%	2,909,014	82,918	2.85%	2,874,470	103,782	3.61%

Noninterest-Bearing Liabilities:
Demand Deposits	562,422			541,822			630,631
Other Liabilities	29,163			40,635			38,293

Total Noninterest-Bearing Liabilities	591,585			582,457			668,924

Total Liabilities	2,860,539			3,491,471			3,543,394
Stockholders’ Equity	137,968			225,708			323,462

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,998,507			$3,717,179			$3,866,856

Net Interest Income		$105,995			$102,470			$135,864

Net Interest Spread (3)			3.15%			2.28%			2.95%

Net Interest Margin (4)			3.55%			2.84%			3.72%

(1)	Average balances for loans include non-accrual loans and net of deferred fees and related direct costs. Loan fees have been included in the calculation of interest income. Loan fees were $1.8 million, $2.3 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)

Interest and Dividend Income:
Gross Loans, Net	$(33,111)	$(2,879)	$(35,990)	$(11,281)	$(39,343)	$(50,624)
Municipal Securities:
Taxable	189	—	189	—	—	—
Tax – Exempt	(2,530)	(667)	(3,197)	(616)	(21)	(637)
Obligations of Other U.S. Government Agencies	1,393	(549)	844	(1,854)	149	(1,705)
Other Debt Securities	935	(1,770)	(835)	(1,419)	(587)	(2,006)
Equity Securities	(60)	(64)	(124)	134	(1,396)	(1,262)
Federal Funds Sold	(350)	76	(274)	386	(226)	160
Term Federal Funds Sold	(909)	(776)	(1,685)	1,686	(11)	1,675
Interest-Earning Deposits	349	(32)	317	158	(17)	141

Total Interest and Dividend Income	(34,094)	(6,661)	(40,755)	(12,806)	(41,452)	(54,258)

Interest Expense:
Savings	798	313	1,111	28	207	235
Money Market Checking and NOW Accounts	(766)	(4,084)	(4,850)	(3,133)	(6,990)	(10,123)
Time Deposits of $100,000 or More	574	(15,852)	(15,278)	250	(9,041)	(8,791)
Other Time Deposits	(12,972)	(9,849)	(22,821)	12,603	(2,031)	10,572
Federal Home Loan Bank Advances	(1,068)	(965)	(2,033)	(5,069)	(5,559)	(10,628)
Other Borrowings	2	49	51	(162)	(182)	(344)
Junior Subordinated Debentures	—	(460)	(460)	—	(1,785)	(1,785)

Total Interest Expense	(13,432)	(30,848)	(44,280)	4,517	(25,381)	(20,864)

Change in Net Interest Income	$(20,662)	$24,187	$3,525	$(17,323)	$(16,071)	$(33,394)

For the years ended December 31, 2010, 2009 and 2008, net interest income before provision for credit losses on a tax-equivalent basis was $106.0 million, $102.5 million and $135.9 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2010 were 3.15 percent and 3.55 percent, respectively, compared to 2.28 percent and 2.84 percent, respectively, for the year ended December 31, 2009 and 2.95 percent and 3.72 percent, respectively, for the year ended December 31, 2008. The increase in net interest income in 2010 as compared to 2009 was primarily due to lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through the changes in the composition of our deposit portfolio. The decrease in net interest income in 2009 as compared to 2008 was primarily due to the steep decrease of 400 basis points in the federal funds target rate since December 2007 and the impact of a higher level of nonaccrual loans, partially offset by lower deposit costs.

Average loans were $2.54 billion in 2010, as compared with $3.16 billion in 2009 and $3.33 billion in 2008, representing a decrease of 19.4 percent and a decrease of 5.3 percent in 2010 and 2009, respectively. Average interest-earning assets were $2.98 billion in 2010, as compared with $3.61 billion in 2009 and $3.65 billion in 2008, representing a decrease of 17.4 percent and decrease of 1.2 percent in 2010 and 2009, respectively. The $629.1 million decrease in average interest earning assets in 2010 was a direct result of our deleveraging strategy implemented since early 2009. Average investment securities were $215.3 million in 2010, as compared with $188.3 million in 2009 and $271.8 million in 2008, representing an increase of 14.3 percent and a decrease of 30.7 percent in 2010 and 2009, respectively. Despite significant pressure on yields on interest-earning assets, the increase in investment securities in 2010 was due to the increased investment in short-term instruments to maintain a strong level of liquidity. The decrease in average investment securities in 2009 as compared to 2008 was a direct result of our balance sheet deleveraging strategy. Consistent with the balance sheet deleveraging strategy implemented in early 2009, the average interest-bearing liabilities decreased by $640.1 million in 2010 as compared to 2009. Average FHLB advances were $158.5 million in 2010, as compared with $257.5 million in 2009 and $498.9 million in 2008, representing a decrease of 38.4 percent and a decrease of 48.4 percent in 2010 and 2009, respectively.

The average yield on interest-earning assets decreased by 28 basis points to 4.85 percent in 2010, after a 143 basis point decrease in 2009 to 5.13 percent from 6.56 percent in 2008, primarily due to a decrease in loan portfolio yields and lower yields on investment securities in the current low interest rate environment. The average loan yield decreased by 9 basis points to 5.40 percent in 2010, after a 123 basis point decrease in 2009 to 5.49 percent from 6.72 percent in 2008, reflecting an increase in our overall level of nonaccrual loans. Our interest income forgone on nonaccrual loans increased by $1.5 million, or 18.7 percent from $7.9 million in 2009 to $9.4 million in 2010. In 2008, the interest income forgone on nonaccrual loans was $1.9 million. The average yield on investment securities decreased by 201 basis points to 2.89 percent in 2010, compared to 4.90 percent in 2009 and decreased by 9 basis points in 2009, compared to 4.99 percent in 2008. The average cost on interest-bearing liabilities significantly decreased by 115 basis points to 1.70 percent in 2010, compared to a decrease of 76 basis points to 2.85 percent in 2009 from 3.61 percent in 2008. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. During the first six months of 2010, total brokered deposits of $203.5 million matured. We had no brokered deposits at December 31, 2010. As a result, interest income decreased 22.0 percent to $144.6 million for 2010 from $185.4 million in 2009 and interest expense decreased 53.4 percent to $38.6 million for 2010 from $82.9 million in 2009. In 2009, interest income decreased by 22.6 percent to $185.4 million from $239.6 million in 2008 and interest expense decreased 20.1 percent to $82.9 million from $103.8 million in 2008.

In 2010, net interest income on a tax-equivalent basis increased by 3.44 percent to $106.0 million, compared to $102.5 million in 2009, due to decreases in interest-bearing liabilities and interest paid , partially offset by decreases in average interest-earning assets and interest earned. In 2009, net interest income on a tax-equivalent basis decreased by 24.6 percent to $102.5 million from $135.9 million in 2008, due mainly to decreases in interest earned and paid for interest-earning assets and interest-bearing liabilities.

Provision for Credit Losses

For the year ended December 31, 2010, the provision for credit losses was $122.5 million, compared to $196.4 million for the year ended December 31, 2009. The decrease in the provision for credit losses is attributable to decreases in net charge-offs and problem loans, reflecting the improvement in asset quality through aggressive management of our problem asset. Net charge-offs decreased $0.7 million, or 0.6 percent, from $122.6 million for the year ended December 31, 2009 to $121.9 million for the year ended December 31, 2010. Non-performing loans decreased from $219.1 million, or 7.77 percent of total gross loans, as of December 31, 2009 to $169.0 million, or 7.45 percent of total gross loans, as of December 31, 2010. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

For the year ended December 31, 2009, the provision for credit losses was $196.4 million, compared to $75.7 million for the year ended December 31, 2008. The increase in the provision for credit losses is attributable to deterioration in credit quality including increases in net charge-offs and problem loans. Net charge-offs increased $76.6 million, or 166.7 percent, from $46.0 million for the year ended December 31, 2008 to $122.6 million for the year ended December 31, 2009. Non-performing loans increased from $121.9 million, or 3.62 percent of total gross loans, as of December 31, 2008 to $219.1 million, or 7.77 percent of total gross loans, as of December 31, 2009. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income

We earn non-interest income from five major sources: service charges on deposit accounts, insurance commissions, remittance fees, fees generated from international trade finance and other service changes. In addition, we sell certain assets primarily for risk and liquidity management purposes.

The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Service Charges on Deposit Accounts	$14,049	$17,054	$18,463
Insurance Commissions	4,695	4,492	5,067
Remittance Fees	1,968	2,109	2,194
Trade Finance Fees	1,523	1,956	3,088
Other Service Charges and Fees	1,516	1,810	2,365
Bank-Owned Life Insurance Income	942	932	952
Net Gain on Sales of Loans	514	1,220	765
Net Gain on Sales of Investment Securities	122	1,833	77
Other-Than-Temporary Impairment Loss on Securities	(790)	—	(2,410)
Other Operating Income	867	704	2,293

Total Non-Interest Income	$25,406	$32,110	$32,854

For the year ended December 31, 2010, non-interest income was $25.4 million, a decrease of 20.9 percent from $32.1 million for the year ended December 31, 2009. The decrease in non-interest income for 2010 is primarily attributable to decreases in service charges on deposit accounts, a net gain on sales of loans and investment securities, and impairment loss on investment securities. The service charges on deposit accounts decreased $3.0 million, or 17.6 percent, to $14.0 million in 2010 compared to $17.1 million in 2009 due to the shrinkage in the deposit portfolio under our deleveraging strategy in the slowed economy. Impairment loss on investment securities of $790,000 resulted from a write-down of equity securities, acquired prior to 2004 for Community Reinvestment Act purposes, upon recapitalization of the issuer of such equity securities. The net gain on sale of loans decreased by $706,000 in 2010 compared to 2009 as a result of lower sales volume. In 2009, we sold accumulated inventory of SBA loans upon the recovery of the SBA secondary market. The net gain on sales of investment securities also decreased by $1.7 million in 2010 compared to 2009. The aforementioned higher level of sales transaction of loans and investment securities in 2009 was a direct result of our balance-sheet deleveraging strategy. The additional liquidity from such sale of assets allowed us to reduce wholesale funds.

For the year ended December 31, 2009, non-interest income was $32.1 million, a decrease of 2.3 percent from $32.9 million for the year ended December 31, 2008. The decrease in non-interest income for 2009 was primarily attributable to decreases in various service charges that resulted from our deleveraging strategy in the slowed economy. In addition, other operating income in 2009 decreased substantially to $704,000, as compared to $2.3 million in 2008, which included a $1.0 million income for the refund of a previously paid legal and consulting fee to outside vendors. Such decreases were partially offset by the aforementioned gain on sales of assets in 2009. In 2009, we did not have any OTTI charge as opposed to 2008 in which we recorded a $2.4 million impairment loss on a Lehman Brothers corporate bond.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the years indicated:

	Year Ended December 31,
	2010	2009	2008
		(In Thousands)

Salaries and Employee Benefits	$36,730	$33,101	$42,209
Occupancy and Equipment	10,773	11,239	11,158
Deposit Insurance Premiums and Regulatory Assessments	10,756	10,418	3,713
Other Real Estate Owned Expense	10,679	5,890	390
Data Processing	5,931	6,297	5,799
Professional Fees	3,521	4,099	3,539
Directors and Officers Liability Insurance	2,865	1,175	397
Advertising and Promotion	2,394	2,402	3,518
Supplies and Communications	2,302	2,352	2,518
Loan-Related Expense	1,147	1,947	790
Amortization of Other Intangible Assets	1,149	1,568	1,958
Other Operating Expenses	8,558	9,866	11,645
Impairment Loss on Goodwill	—	—	107,393

Total Non-Interest Expense	$96,805	$90,354	$195,027

For the year ended December 31, 2010, non-interest expense was $96.8 million, anincrease of $6.5 million, or 7.1 percent, from $90.4 million for the year ended December 31, 2009. The increase in 2010 was primarily due to the increases in OREO expense, salaries, and employee benefits. OREO expense increased by $4.8 million to $10.7 million in 2010 as compared with $5.9 million in 2009, due primarily to a $5.6 million additional provision for our OREO valuation allowance. Salaries and employee benefits expense for 2010 also increased by $3.6 million, or 11.0 percent, to $36.7 million for 2010 from $33.1 million for 2009 due primarily to a $1.2 million compensation expense for the payments associated with an employee retention plan. Furthermore, the 2009 expense was lower than usual due to the $2.5 million reversal of post-retirement death benefit liabilities upon amendments of our bank-owned life insurance policies. We also had a substantial increase in directors and officers liability insurance premiums due to the change in risk categories of the Bank. Such increases were partially offset by decreases in loan-related expense and other operating expense.

For the year ended December 31, 2009, non-interest expense was $90.4 million, a decrease of $104.7 million, or 53.7 percent, from $195.0 million for the year ended December 31, 2008. The decrease in 2009 was primarily due to the absence of $107.4 million in impairment loss on goodwill recognized in 2008. Excluding the goodwill impairment loss, non-interest expense was $87.6 million, which marked only a $2.7 million increase in 2009. Such increase was due primarily to the increases in FDIC insurance assessments due to the higher assessment rates for FDIC insurance on deposits and a $1.8 million special assessment charged in 2009. OREO expense also increased by $5.5 million from $390,000 in 2008 to $5.9 million in 2009, due primarily to a $3.1 million provision for OREO valuation allowance. Such increases more than offset a $9.1 million decrease in salaries and employee benefits in 2009 and other cost savings efforts. Salaries and employee benefits expense for 2009 decreased by $9.1 million, or 21.6 percent, to $33.1 million from $42.2 million for 2008, as the direct results of an employee reduction in August 2008 of approximately ten percent, lower incentive compensation, and the aforementioned reversal of a $2.5 million associated with a post-retirement death benefit.

Income Taxes

For the year ended December 31, 2010, a tax benefit of $12,000 was recognized on pre-tax losses of $88.0 million, representing an effective tax benefit rate of 0.01percent, compared to a tax benefit of $31.1 million recognized on pre-tax losses of $153.4 million, representing an effective tax benefit rate of 20.3 percent, for 2009 and a tax benefit of $1.4 million recognized on pre-tax losses of $103.4 million, representing an effective tax benefit rate of 1.3 percent, for 2008. The effective tax rate for 2008 includes impairment losses on goodwill of $107.4 million, which are not deductible for tax purposes.

During 2010, we made investments in various tax credit funds totaling $6.5 million and recognized $1.1 million of income tax credits earned from qualified low-income housing investments. We recognized an income tax credit of $1.1 million for the tax year of 2009 from $6.2 million in such investments and recognized an income tax credit of $908,000 for the tax year 2008 from $6.1 million in such investments. We intend to continue to make such investments as part of an effort to lower the effective tax rate and to meet our community reinvestment obligations under the CRA.

As indicated in “Notes to Consolidated Financial Statements, Note 11 – Income Taxes,” income taxes are the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pretax income because certain items of income and expense are recognized in different years for income tax purposes than in the financial statements. These differences in the years that income and expenses are recognized cause “temporary differences.”

Most of our temporary differences involve recognizing more expenses in our financial statements than we have been allowed to deduct for taxes, and therefore we normally had a net deferred tax asset. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2010, we established an additional valuation allowance of $47.5 million , totaling $92.7 million against its existing net deferred tax assets of $92.7 million and recorded a net deferred tax assets balance of zero at December 31, 2010. As of December 31, 2009, we established a $45.2 million valuation allowance against its existing net deferred tax assets of $48.8 million and recorded a net deferred tax assets balance of $3.6 million. At December 31, 2008, we had net deferred tax assets of $29.5 million and no valuation allowance was required.

FINANCIAL CONDITION

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of December 31, 2010, 2009, and 2008. Securities classified as hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of December 31, 2010, the investment portfolio was composed primarily of collateralized mortgage obligations, U.S. Government agency securities, mortgage-backed securities, municipal bonds and corporate bonds. Investment securities available for sale were 99.8 percent, 99.3 percent and 99.5 percent of the total investment portfolio as of December 31, 2010, 2009 and 2008, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. Government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2010, 2009 or 2008.

As of December 31, 2010, securities available for sale were $413.1 million, or 14.2 percent of total assets, compared to $132.4 million, or 4.2 percent of total assets, as of December 31, 2009. Securities available for sale increased in 2010, due mainly to our liquidity-preservation and earnings-enhancement strategies that we put additional funds from capital raise and sales of loans into marketable securities. In 2010, 2009 and 2008, we purchased $448.4 million, $89.4 million and $25.4 million, respectively, of various types of marketable securities to replenish the portfolio for principal repayments in the form of calls, prepayments and scheduled amortization and to maintain an investment portfolio mix and size consistent with our capital market expectations and asset-liability management strategies.

The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	Investment Portfolio as of December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)

Securities Held to Maturity:
Municipal Bonds	$696	$696	$696	$696	$695	$695
Mortgage-Backed Securities (1)	149	151	173	175	215	215

Total Securities Held to Maturity	$845	$847	$869	$871	$910	$910

Securities Available for Sale:
Collateralized Mortgage Obligations	$139,053	$137,193	$12,520	$12,789	$36,204	$36,162
U.S. Government Agency Securities	114,066	113,334	33,325	32,763	17,580	17,700
Mortgage-Backed Securities (1)	108,436	109,842	65,218	66,332	77,515	78,860
Municipal Bonds	22,420	21,028	7,369	7,359	58,987	58,313
Corporate Bonds (2)	20,449	20,205	—	—	355	169
Asset-Backed Securities	7,115	7,384	8,127	8,188	—	—
Other Securities	3,305	3,259	3,925	4,195	4,684	4,958
Equity Securities (3)	647	873	511	794	511	804

Total Securities Available for Sale	$415,491	$413,118	$130,995	$132,420	$195,836	$196,966

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Balances presented for amortized cost, representing one corporate bond, were net of an OTTI charge of $2.4 million, which was related to a credit loss, as of December 31, 2008. The corporate bond was sold during the year ended December 31, 2009.

(3)	Balances presented for amortized cost, representing two corporate bonds, were net of an OTTI charge of $790,000, which was related to a credit loss, as of December 31, 2010. We recorded an OTTI charge of $790,000 to write down the value of one investment security to its fair value during the year ended December 31, 2010.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of December 31, 2010:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)

Collateralized Mortgage Obligations	$1,450	4.49%	$90,396	2.45%	$36,830	2.78%	$10,377	2.79%
U.S. Government Agency Securities	—	—	96,999	1.72%	17,067	2.81%	—	—
Mortgage-Backed Securities	1,973	4.34%	84,113	2.50%	22,499	4.30%	—	—
Municipal Bonds (1)	—	—	696	7.06%	2,877	5.57%	19,543	4.13%
Corporate Bonds	—	—	17,449	2.22%	3,000	4.00%	—	—
Asset-Backed Securities	—	—	—	—	4,824	4.55%	2,290	4.78%
Other Securities	3,305	3.31%	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—	648	—

	$6,728	3.87%	$289,653	2.20%	$87,097	3.39%	$32,858	3.74%

(1)	The yield on municipal bonds has been computed on a tax-equivalent basis, using an effective marginal rate of 35 percent.

The amortized cost of mortgage-backed securities and collateralized mortgage obligations are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. For the twelve months ended December 31, 2010, we recorded $790,000 in OTTI in earnings on an available-for-sale security.

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2010 and 2009:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
	(In Thousands)

December 31, 2010:
Collateralized Mortgage Obligations	$2,330	$99,993	20	$—	$—	—	$2,330	$90,993	20
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Municipal Bonds	1,440	16,907	11	—	—	—	1,440	16,907	11
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5
Other Securities	3	1,997	2	43	957	1	46	2,954	3

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

December 31, 2009:
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
Other Securities	24	1,976	2	39	961	1	63	2,937	3

	$742	$49,627	12	$119	$1,754	2	$861	$51,381	14

The unrealized losses on investments in U.S. agencies securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of December 31, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2010, all of them are issued and guaranteed by governmental sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and no concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

In the opinion of management, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2010 and 2009 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2010 and 2009 are warranted.

Investment securities available for sale with carrying values of $118.0 million and $91.6 million as of December 31, 2010 and 2009, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

Total gross loans decreased by $552.9 million, or 19.6 percent, in 2010 and decreased by $542.8 million, or 16.1 percent, in 2009. Total gross loans represented 78.0 percent of total assets at December 31, 2010, compared with 89.2 percent and 86.8 percent at December 31, 2009 and 2008, respectively. The overall decrease in total gross loans is attributable to management’s balance sheet deleveraging strategy, which includes a careful evaluation of credits that are subject to renewal and acceptance of credits that management believes are of high quality, as well as loan charge-offs and transfers to other real estate owned.

Real estate loans were $856.5 million and $1.04 billion at December 31, 2010 and 2009, respectively, representing 37.8 percent and 37.0 percent, respectively, of total gross loans. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are investor-owned, but may be for user-owned purposes. Underwriting guidelines include, among other things, an appraisal in conformity with the USPAP, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

Commercial and industrial loans were $1.36 billion and $1.71 billion at December 31, 2010 and 2009, respectively, representing 60.0 percent and 60.8 percent, respectively, of total gross loans. Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity of three to seven years and are extended to finance the purchase of business entities, owner-occupied commercial property, business equipment, leasehold improvements or for permanent working capital. SBA guaranteed loans usually have a longer maturity (5 to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location and their current and target markets.

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

	Amount of Loans Outstanding as of December 31,
	2010	2009	2008	2007	2006
	(In Thousands)

Real Estate Loans:
Commercial Property	$731,482	$839,598	$908,970	$795,675	$757,428
Construction	62,400	126,350	178,783	215,857	202,207
Residential Property (1)	62,645	77,149	92,361	90,375	81,758

Total Real Estate Loans	856,527	1,043,097	1,180,114	1,101,907	1,041,393

Commercial and Industrial Loans:
Commercial Term Loans	1,133,892	1,420,034	1,611,449	1,599,853	1,202,612
Commercial Lines of Credit	59,056	101,159	214,699	256,978	225,630
SBA Loans (2)	123,750	139,531	178,399	118,528	171,631
International Loans	44,167	53,488	95,185	119,360	126,561

Total Commercial and Industrial Loans	1,360,865	1,714,212	2,099,732	2,094,719	1,726,434

Consumer Loans (3)	50,300	63,303	83,525	90,449	100,121

Total Gross Loans	$2,267,692	$2,820,612	$3,363,371	$3,287,075	$2,867,948

(1)	As of December 31, 2007 and 2006, residential mortgage loans held for sale totaling $310,000 and $630,000, respectively, were included at the lower of cost or fair value.

(2)	As of December 31, 2010, 2009, 2008, 2007 and 2006, SBA loans held for sale totaling $18.1 million, $5.0 million, $37.4 million, $6.0 million and $23.2 million, respectively, were included at the lower of cost or fair value.

(3)	Consumer loans include home equity lines of credit.

As of December 31, 2010 and December 31, 2009, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.12 billion and $2.67 billion, respectively, a decrease of $553.0 million, or 20.7 percent. Total gross loans decreased by $552.9 million, or 19.6 percent, from $2.82 billion as of December 31, 2009 to $2.27 billion as of December 31, 2010, reflecting the continued implementation of our deleveraging strategy.

During 2010, total new loan production and advances amounted to $287.6 million. For the same period, we experienced decreases in loans totaling $840.5 million, comprised of $554.6 million in principal amortization and payoffs, $131.8 million in charge-offs, $135.8 million in problem loan sales, $5.3 million in SBA loan sales and $13.0 million that were transferred to OREO. The $286.1 million decrease in commercial term loans was attributable to $90.1 million in problem loan sales, $218.3 million in principal amortization and payoffs, $70.3 million in charge-offs, and $5.6 million that were transferred to OREO, partially offset by $98.2 million of new loan production, for the year ended December 31, 2010.

Real estate loans, composed of commercial property, construction loans and residential property, decreased $186.6 million, or 17.9 percent, to $856.5 million as of December 31, 2010 from $1.04 billion as of December 31,

2009, representing 37.8 percent of total gross loans as of December 31, 2010 and 37.0 percent of total gross loans as of December 31, 2009, respectively. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $353.3 million, or 20.6 percent, to $1.36 billion as of December 31, 2010 from $1.71 billion as of December 31, 2009, representing 60.0 percent of total gross loans as of December 31, 2010 and 60.8 percent of total gross loans as of December 31, 2009. Consumer loans decreased $13.0 million, or 20.5 percent, to $50.3 million as of December 31, 2010 from $63.3 million as of December 31, 2009.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	Percentage Distribution of Loans as of December 31,
	2010	2009	2008	2007	2006

Real Estate Loans:
Commercial Property	32.3%	29.8%	27.0%	24.2%	26.4%
Construction	2.8%	4.5%	5.3%	6.6%	7.1%
Residential Property	2.7%	2.7%	2.8%	2.7%	2.8%

Total Real Estate Loans	37.8%	37.0%	35.1%	33.5%	36.3%

Commercial and Industrial Loans:
Commercial Term Loans	50.0%	50.3%	47.9%	48.7%	41.9%
Commercial Lines of Credit	2.6%	3.6%	6.4%	7.8%	7.9%
SBA Loans	5.5%	4.9%	5.3%	3.6%	6.0%
International Loans	1.9%	2.0%	2.8%	3.6%	4.4%

Total Commercial and Industrial Loans	60.0%	60.8%	62.4%	63.7%	60.2%

Consumer Loans	2.2%	2.2%	2.5%	2.8%	3.5%

Total Gross Loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2010	2009
	(In Thousands)

Commitments to Extend Credit	$178,424	$262,821
Standby Letters of Credit	15,226	17,225
Commercial Letters of Credit	11,899	13,544
Unused Credit Card Lines	24,649	23,408

Total Undisbursed Loan Commitments	$230,198	$316,998

The table below shows the maturity distribution and repricing intervals of outstanding loans as of December 31, 2010. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $169.0 million.

		After One
		Year But
	Within	Within	After
	One Year	Five Years	Five Years	Total
	(In Thousands)

Real Estate Loans:
Commercial Property	$616,434	$114,374	$674	$731,482
Construction	62,400	—	—	62,400
Residential Property	38,123	17,327	7,195	62,645

Total Real Estate Loans	716,957	131,701	7,869	856,527

Commercial and Industrial Loans:
Commercial Term Loans	968,645	164,273	974	1,133,892
Commercial Lines of Credit	59,047	9	—	59,056
SBA Loans	109,770	13,980	—	123,750
International Loans	44,167	—	—	44,167

Total Commercial and Industrial Loans	1,181,629	178,262	974	1,360,865

Consumer Loans	48,605	1,695	—	50,300

Total Gross Loans	$1,947,191	$311,658	$8,843	$2,267,692

Loans With Predetermined Interest Rates	$427,959	$280,205	$7,869	$716,033
Loans With Variable Interest Rates	$1,519,232	$31,453	$974	$1,551,659

As of December 31, 2010, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	December 31, 2010	Gross Loans Outstanding
	(In Thousands)

Lessors of Non-Residential Buildings	$379,043	16.7%
Accommodation/Hospitality	$321,735	14.2%
Gasoline Stations	$287,560	12.7%

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

Except for non-performing loans set forth below, our management is not aware of any loans as of December 31, 2010 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Our management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of December 31 for the years indicated:

	December 31,
	2010	2009	2008	2007	2006
		(Dollars in Thousands)

Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$47,937	$58,927	$8,160	$2,684	$246
Construction	19,097	15,185	38,163	24,118	—
Residential Property	1,925	3,335	1,350	1,490	—
Commercial and Industrial Loans	99,022	140,931	73,007	25,729	13,862
Consumer Loans	1,047	622	143	231	105

Total Non-Accrual Loans	169,028	219,000	120,823	54,252	14,213

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Commercial and Industrial Loans	—	—	989	150	—
Consumer Loans	—	67	86	77	2

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	—	67	1,075	227	2

Total Non-Performing Loans (1) (2)	169,028	219,067	121,898	54,479	14,215
Other Real Estate Owned	4,089	26,306	823	287	—

Total Non-Performing Assets	$173,117	$245,373	$122,721	$54,766	$14,215

Troubled Debt Restructured Performing Loans	$47,395	$—	$—	$—	$—

Non-Performing Loans as a Percentage of Total Gross Loans	7.45%	7.77%	3.62%	1.66%	0.50%
Non-Performing Assets as a Percentage of Total Assets	5.95%	7.76%	3.17%	1.37%	0.38%

(1)	Include troubled debt restructured non-performing loans of $27.0 million, $36.7 million, $24.2 million as of December 31, 2010, December 31, 2009 and December 31, 2008, respectively.
(2)	Include loans held for sale.

Non-accrual loans totaled $169.0 million as of December 31, 2010, compared to $219.0 million as of December 31, 2009, representing a 22.8 percent decrease. Delinquent loans (defined as 30 days or more past due) were $147.5 million as of December 31, 2010, compared to $186.3 million as of December 31, 2009, representing a 20.8 percent decrease. Non-performing loans decreased by $50.0 million, or 22.8 percent, to $169.0 million as of December 31, 2010, compared to $219.1 million as of December 31, 2009. For the year ended December 31, 2010, loans totaling $222.2 million were placed on nonaccrual status. The additions to nonaccrual loans of $222.2 million were offset by $131.5 million in charge-offs, $107.8 million in sales of problem loans, $6.1 million in principal paydowns and payoffs, $14.7 million that were placed back to accrual status, and $12.1 million that were transferred to OREO. The $107.8 million in sales of problem loans were primarily comprised of commercial property loans of $47.1 million with related charge-offs of $9.1 million, and commercial term loans of $60.3 million with related charge-offs of $12.2 million. There was no gain or loss recognized as any deficiency between net proceeds and outstanding loan balances were charged off prior to the sales of the loans. The $50.0 million decrease in non-performing loans is attributable primarily to the $39.7 million decrease in non-performing commercial term loans, which make up $63.0 million or 37.3 percent of the total non-performing loans and $11.0 million decrease in non-performing commercial property loans, which make up $47.9 million or 28.4 percent of the total non-performing loans as of December 31, 2010.

The ratio of non-performing loans to total gross loans decreased to 7.45 percent at December 31, 2010 from 7.77 percent at December 31, 2009 due primarily to the decrease in total gross loans. During the same period, the allowance for loan losses increased by $1.1 million, or 0.7 percent, to $146.1 million from $145.0 million. Of the $169.0 million non-performing loans, approximately $149.5 million were impaired based on the definition contained in FASB ASC310, “Receivables,” which resulted in aggregate impairment reserve of $15.3 million as of December 31, 2010. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of December 31, 2010, $138.1 million, or 81.7 percent, of the $169.0 million of non-performing loans were secured by real estate, compared to $176.0 million, or 80.3 percent, of the $219.1 million of non-performing loans as of December 31, 2009. In light of declining property values in the current economic recession affecting the real estate markets, the Bank continued to obtain current appraisals and factor in adequate market discounts on the collateral to compensate for non-current appraisals.

As of December 31, 2010, other real estate owned consisted of eight properties, primarily located in California, with a combined net carrying value of $4.1 million. For the year ended December 31, 2010, fourteen properties, with a carrying value of $13.0 million, were transferred from loans receivable to other real estate owned and eighteen properties, with a carrying value of $26.1 million, were sold and a net loss of $196,000 was recognized. As of December 31, 2009, other real estate owned consisted of twelve properties with a combined net carrying value of $26.3 million.

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

The following table provides information on impaired loans, disaggregated by class of loan, as of the dates indicated:

			With No
		Unpaid	Related	With an		Average
	Recorded	Principal	Allowance	Allowance	Related	Recorded
	Investment	Balance	Recorded	Recorded	Allowance	Investment
			(In thousands)

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543	$21,190
Land	35,207	35,295	5,482	29,725	1,485	40,858
Other	11,357	11,476	10,210	1,147	33	15,342
Construction	17,691	17,831	13,992	3,699	280	12,311
Residential Property	1,926	1,990	1,926	—	—	2,383
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	17,847	18,799	6,465	11,382	10,313	18,460
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831	101,617
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321	4,988
SBA Loans	17,715	18,544	7,112	10,603	2,122	23,213
International Loans	127	141	—	127	127	397
Consumer Loans	934	951	393	541	393	639

Total	$204,690	$208,588	$88,492	$116,198	$29,448	$241,398

December 31, 2009:
Real Estate Loans:
Commercial Property
Retail	$19,233	$19,430	$17,170	$2,063	$120	$15,834
Land	22,960	22,978	19,889	3,071	461	10,801
Other	16,640	16,924	14,747	1,893	176	17,283
Construction	15,185	15,204	9,823	5,362	444	23,677
Residential Property	3,335	3,459	1,989	1,346	395	2,512
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	19,094	19,373	2,680	16,414	14,806	17,777
Secured by Real Estate	83,875	84,528	48,806	35,069	4,075	98,898
Commercial Lines of Credit	1,906	1,951	1,345	561	343	2,235
SBA Loans	20,040	20,567	10,126	9,914	1,805	17,033
International Loans	739	742	739	—	—	1,717
Consumer Loans	524	531	—	524	524	890

Total	$203,531	$205,687	$127,314	$76,217	$23,149	$208,657

For the year ended December 31, 2010 and 2009, we recognized interest income on one impaired commercial term loan secured by real estate of $402,000 and $1.0 million, respectively. Except for such loan, no interest income was recognized on impaired loans subsequent to classification as impaired in 2010 and 2009. No interest income recognized on impaired loans subsequent to classification as impaired in 2008.

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance with Their Original Terms	$20,848	$17,471	$7,327
Less: Interest Income Recognized on Impaired Loans (1)	(11,473)	(9,569)	(5,422)

Interest Foregone on Impaired Loans	$9,375	$7,902	$1,905

(1)  Includes interest income recognized on an accrual basis prior to classification as impaired.

There were no commitments to lend additional funds to borrowers whose loans are included above.

For the year ended December 31, 2010, we restructured monthly payments on 272 loans, with a net carrying value of $228.4 million as of December 31, 2010, through temporary payment structure modification from principal and interest due monthly to interest only due monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. For the year ended December 31, 2009, we restructured monthly payments on 351 loans, with a net carrying value of $281.0 million as of December 31, 2009. As of December 31, 2010, troubled debt restructurings on accrual status totaled $47.4 million, all of which were temporary interest rate and payment reductions, and a $6.4 million reserve relating to these loans is included in the allowance for loan losses. Troubled debt restructurings on accrual status are comprised of loans that are contractually current and have sustained repayment ability and performance or well secured and in process of collection. As of December 31, 2009, there were no troubled debt restructured loans on accrual status.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

The Bank will charge off a loan and declare a loss when its collectability is sufficiently questionable that the Bank can no longer justify showing the loan as an asset on its balance sheet. To determine if a loan should be charged off, all possible sources of repayment are analyzed, including the potential for future cash flow from income or liquidation of other assets, the value of any collateral, and the strength of co-makers or guarantors. When these sources do not provide a reasonable probability that principal can be collected in full, the Bank will fully or partially charge off the loan.

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

The Bank will charge off a loan and declare a loss when its collectability is sufficiently questionable that the Bank can no longer justify showing the loan as an asset on its balance sheet. To determine if a loan should be charged off, all possible sources of repayment are analyzed, including the potential for future cash flow from income or liquidation of other assets, the value of any collateral, and the strength of co-makers or guarantors. When these sources do not provide a reasonable probability that principal can be collected in full, the Bank will fully or partially charge off the loan.

For purposes of determining the allowance for credit losses, the loan portfolio is subdivided into three portfolio segments: Real Estate, Commercial and Industrial, and Consumer. The portfolio segment of Real Estate contains the allowance loan pools of Commercial Real Estate, Construction, and Residential Mortgage. The portfolio segment of Commercial and Industrial contains the loan pools of Commercial Term — Unsecured, Commercial Term — T/D Secured, Commercial Line of Credit, SBA, International, and Miscellaneous. Lastly, the portfolio segment of Consumer contains the loan pools of Consumer Installment, Consumer Line of Credit, Auto, and Credit Card.

Real Estate loans, which are mostly dependent on rental income from non-owner occupied or investor properties, have been subject to increased losses. Prior to 2009, no historic losses were recorded for loans secured by commercial real estate. However, given the decrease in sales and increase in vacancies due to the current slowed economy, losses in loans secured by office and retail properties have been significant. Loans secured by vacant land have also had significant losses as valuations have decreased and further development has been limited. Similarly, Construction loans have been subject to losses due to unforeseen difficulties in completion of projects. As such, allocations to general reserves for those loan pools have been higher than that of loan pools with lower risk. Residential Mortgage loans constitute a limited concentration within the Bank’s entire loan portfolio, and losses as well as supplementary reserves have been minimal.

Commercial and Industrial loans, which are largely subject to changes in business cash flow, have had the most historic losses within the Bank’s entire loan portfolio. The largest loan pool within the C & I sector is Commercial Term — T/D Secured, which are mostly loans secured by owner-occupied business properties. Loans secured by car washes, gas stations, golf courses, and motels have had the most significant losses, as the hospitality and recreation industries have been negatively affected by the current economy. As such, allocations to general reserve for those loan pools have been increased. Also, Commercial Term — Unsecured and SBA loans have had considerable losses and additional general reserves as decreased business cash flow due to the economic recession has jeopardized borrowers’ repayment abilities.

Consumer loans constitute a limited concentration within the Bank’s loan portfolio and are mostly evaluated in bulk for general reserve requirements due to the relatively small volume per loan.

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

The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	December 31,
	2010		2009		2008		2007		2006
Allowance for Loan	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Losses Applicable To	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable	Amount	Receivable

	(Dollars in Thousands)

Real Estate Loans:
Commercial Property	$26,248	$729,222	$19,149	$839,598	$5,587	$908,970	$2,269	$795,675	$2,101	$757,428
Construction	5,606	60,995	9,043	126,350	4,102	178,783	3,478	215,857	586	202,207
Residential Property (1)	911	62,645	997	77,149	449	92,361	32	90,065	19	81,128

Total Real Estate Loans	32,765	852,862	29,189	1,043,097	10,138	1,180,114	5,779	1,101,597	2,706	1,040,763
Commercial and Industrial Loans (1)	108,986	1,327,910	110,678	1,709,202	58,866	2,062,322	36,011	2,088,694	23,099	1,703,194
Consumer Loans	2,077	50,300	2,690	63,303	1,586	83,525	1,821	90,449	1,752	100,121
Unallocated	2,231	—	2,439	—	396	—	—	—	—	—

Total	$146,059	$2,231,072	$144,996	$2,815,602	$70,986	$3,325,961	$43,611	$3,280,740	$27,557	$2,844,078

(1)	Loans held for sale excluded.

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Allowance for Loan Losses:
Balance at Beginning of Year	$144,996	$70,986	$43,611	$27,557	$24,963

Charge-Offs:
Real Estate Loans	33,216	27,262	15,005	199	—
Commercial and Industrial Loans	97,340	95,768	31,916	22,255	5,333
Consumer Loans	1,267	2,350	1,231	876	796

Total Charge-Offs	131,823	125,380	48,152	23,330	6,129

Recoveries on Loans Previously Charged Off:
Real Estate Loans	3,131	5	—	—	406
Commercial and Industrial Loans	6,623	2,650	1,979	494	957
Consumer Loans	177	128	203	202	187

Total Recoveries on Loans Previously Charged Off	9,931	2,783	2,182	696	1,550

Net Loan Charge-Offs	121,892	122,597	45,970	22,634	4,579

Provision Charged to Operating Expense	122,955	196,607	73,345	38,688	7,173

Balance at End of Year	$146,059	$144,996	$70,986	$43,611	$27,557

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Year	$3,876	$4,096	$1,765	$2,130	$2,130
Provision Charged to Operating Expense	(459)	(220)	2,331	(365)	—

Balance at End of Year	$3,417	$3,876	$4,096	$1,765	$2,130

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans	4.79%	3.88%	1.38%	0.73%	0.17%
Net Loan Charge-Offs to Total Gross Loans at End of Period	5.38%	4.35%	1.37%	0.69%	0.16%
Allowance for Loan Losses to Average Total Gross Loans	5.74%	4.59%	2.13%	1.41%	1.00%
Allowance for Loan Losses to Total Gross Loans at End of Period	6.44%	5.14%	2.11%	1.33%	0.96%
Net Loan Charge-Offs to Allowance for Loan Losses	83.45%	84.55%	64.76%	51.90%	16.62%
Net Loan Charge-Offs to Provision Charged to Operating Expense	99.14%	62.36%	62.68%	58.50%	63.84%
Allowance for Loan Losses to Non-Performing Loans	86.41%	66.19%	58.23%	80.05%	193.86%
Balances:
Average Total Gross Loans Outstanding During Period	$2,545,408	$3,158,624	$3,334,008	$3,082,671	$2,751,565
Total Gross Loans Outstanding at End of Period	$2,267,692	$2,820,612	$3,363,371	$3,287,075	$2,867,948
Non-Performing Loans at End of Period	$169,028	$219,067	$121,898	$54,479	$14,215

The allowance for loan losses increased by $1.1 million, or 0.7 percent, to $146.1 million at December 31, 2010 as compared to $145.0 million at December 31, 2009 and increased by $74.0 million, or 104.3 percent, to $145.0 million at December 31, 2009 as compared to $71.0 million at December 31, 2008. The allowance for loan losses as a percentage of total gross loans increased to 6.44 percent as of December 31, 2010 from 5.14 percent as of December 31, 2009, compared to 2.11 percent as of December 31, 2008. The provision for credit losses decreased by $73.9 million, or 37.6 percent, to $122.5 million at December 31, 2010 as compared to $196.4 million at December 31, 2009 and increased by $123.3 million, or 168.1 percent, to $196.6 million at December 31, 2009 as compared to $73.3 million at December 31, 2008.

General reserves decreased $1.3 million, or 1.5 percent, to $88.7 million at December 31, 2010 as compared to $90.1 million at December 31, 2009. The overall gross loan balance decreased by $552.9 million, or 19.6 percent, to $2.27 billion at December 31, 2010, as compared to $2.82 billion at December 31, 2009. There were no changes to qualitative adjustments during 2010. However, qualitative reserves decreased by $6.1 million, or 19.2 percent, to $25.5 million at December 31, 2010 as compared to $31.6 million at December 31, 2009. On the other hand, impairment reserves increased by $6.3 million, or 27.2 percent, to

$29.4 million at December 31, 2010 as compared to $23.1 million at December 31, 2009. Allowance coverage for impaired loans also increased to 13.2 percent at December 31, 2010 as compared to 11.5 percent at December 31, 2009, as management has adhered to prudent conservative assessments in light of decreased collateral values. In addition, management applied an additional $2.2 million in unallocated reserves at December 31, 2010 to ensure sufficient allowance coverage.

As total allowance remained stable from December 31, 2009 to December 31, 2010, yearly provisioning expense was consistent with net charge-offs in 2010. For the year ended December 31, 2010, total charge-offs were $131.8 million, compared to $125.4 million for the year ended December 31, 2009, and $48.2 million for the year ended December 31, 2008. Charge-offs in Commercial Real Estate loans increased $11.3 million to $26.8 million at December 31, 2010 as compared to $15.5 million at December 31, 2009. Commercial Term Loans (Secured by Real Estate) also had an increase of $23.5 million to $48.7 million at December 31, 2010 as compared to $25.3 million at December 31, 2009. These increases in real estate secured loan charge-off were a direct result of aggressive efforts to sell problem assets at competitive discount rates as well as prudent write-down of loans with collateral shortfalls. Charge-offs in SBA loans also increased $3.9 million to $12.7 million at December 31, 2010 as compared to $8.8 million at December 31, 2009, as small businesses continue to struggle in the current economy. However, other loan pools, such as Commercial Term (Unsecured) and International, had decreased charge-offs in 2010. Charge-offs in Commercial Term (Unsecured) loans decreased $8.4 million to $30.7 million at December 31, 2010 as compared to $39.1 million at December 31, 2009. Charge-offs in International loans decreased $17.1 million to $603,000 at December 31, 2010 as compared to $17.7 million at December 31, 2009.

The Bank also recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded commitments, of $3.4 million and $3.9 million at December 31, 2010 and 2009, respectively. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2010 and 2009.

Deposits

Total deposits at December 31, 2010, 2009 and 2008 were $2.47 billion, $2.75 billion and $3.07 billion, respectively, representing a decrease of $282.6 million, or 10.3 percent, in 2010 and a decrease of $320.8 million, or 10.4 percent, in 2009. The decreases in total deposits were the direct results of strategic plans aiming to reduce the reliance on volatile wholesale funds. As of December 31, 2010, we had no brokered deposits, compared to $203.5 million as of December 31, 2009 and $874.2 million as of December 31, 2008, respectively. At December 31, 2010, 2009 and 2008, total time deposits outstanding were $1.40 billion, $1.40 billion and $2.08 billion, respectively, representing 56.9 percent, 50.8 percent and 67.8 percent, respectively, of total deposits. During 2010, under the FDIC’s interest rate restriction on deposits, we successfully shifted a substantial portion of non-maturity money market deposits to one and two-year maturity time deposits through Advantage and Diamond Freedom CD products with innovative and flexible features such as call options, penalty-free withdrawals, and additional deposits. The Bank is not subject to the FDIC’s interest rate restriction as of December 31, 2010.

The table below summarizes the deposit balances by major category for the periods indicated:

	Year Ended December 31,
	2010		2009		2008
	Balance	Percent	Balance	Percent	Balance	Percent
			(Dollars in Thousands)

Demand, Noninterest-Bearing	$546,815	22.2%	$556,306	20.2%	$536,944	17.5%
Savings	113,968	4.6%	111,172	4.0%	81,869	2.7%
Money Market Checking and NOW Accounts	402,481	16.3%	685,858	24.9%	370,401	12.1%
Time Deposits of $100,000 or More	1,118,621	45.3%	815,190	29.8%	849,800	27.6%
Other Time Deposits	284,836	11.6%	580,801	21.1%	1,231,066	40.1%

Total Deposits	$2,466,721	100.0%	$2,749,327	100.0%	$3,070,080	100.0%

Demand deposits and money market accounts decreased by $292.9 million, or 23.6 percent, in 2010 and increased by $334.8 million, or 36.9 percent, in 2009. Core deposits (defined as demand, money market and savings deposits) decreased by $290.1 million, or 21.4 percent, to $1.06 billion as of December 31, 2010 from $1.35 billion as of December 31, 2009. At December 31, 2010, noninterest-bearing demand deposits represented 22.2 percent of total deposits compared to 20.2 percent at December 31, 2009.

Brokered deposits decreased by $203.5 million in 2010. All of our brokered deposits had matured and the Bank had no brokered deposits as of December 31, 2010. The Bank is currently restricted from accepting brokered deposits due to our capital classification. Brokered deposits are not a guaranteed source of funds, which may affect our ability to raise necessary liquidity. We plan to continue to reduce the Bank’s reliance on wholesale funding and build our deposit base with long-term relationships. For additional discussion regarding our brokered deposits and payment of interest rates on our deposits, see “Interest Rate Risk Management – Liquidity – Hanmi Bank.”

Average deposits for the years ended December 31, 2010, 2009 and 2008 were $2.59 billion, $3.11 billion and $2.91 billion, respectively. Average deposits decreased by 16.8 percent in 2010 and increased by 6.7 percent in 2009. On October 3, 2008, the FDIC deposit insurance limit on most accounts was increased from $100,000 to $250,000. This increase is in effect through December 31, 2013. As of December 31, 2010, time deposits of more than $250,000 were $392.3 million.

The table below summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Year Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in Thousands)

Demand, Noninterest-Bearing	$562,422	—	$541,822	—	$630,631	—
Savings	119,754	2.87%	91,089	2.56%	89,866	2.33%
Money Market Checking and NOW Accounts	464,864	1.06%	507,619	1.93%	618,779	3.22%
Time Deposits of $100,000 or More	1,069,600	1.83%	1,051,994	3.31%	1,045,968	4.17%
Other Time Deposits	371,046	1.75%	916,798	3.20%	527,927	3.55%

Total Deposits	$2,587,686	1.33%	$3,109,322	2.45%	$2,913,171	2.90%

The table below summarizes the maturity of time deposits of $100,000 or more at December 31 for the years indicated:

	December 31,
	2010	2009	2008
	(In Thousands)

Three Months or Less	$343,946	$344,901	$238,695
Over Three Months Through Six Months	135,620	246,116	246,087
Over Six Months Through Twelve Months	118,428	219,739	338,233
Over Twelve Months	520,627	4,434	26,785

Total Time Deposits of $100,000 or More	$1,118,621	$815,190	$849,800

Federal Home Loan Bank Advances

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At December 31, 2010, advances from the FHLB were $153.7 million, a decrease of $328,000, or 0.2 percent, from the December 31, 2009 balance of $154.0 million. FHLB advances at December 31, 2010 with a remaining maturity of less than one year were $150.0 million, and the weighted-average interest rate thereon was 0.74 percent. See “Note 9 – FHLB Advances and Other Borrowings” for more details.

Junior Subordinated Debentures

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million at December 31, 2010 and 2009. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $6.9 million and $4.1 million at December 31, 2010 and December 31, 2009, respectively. See “Note 10 – Junior Subordinated Debentures” for further details.

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

The following table shows the status of our gap position as of December 31, 2010:

		After	After One
	Less	Three	Year But
	Than	Months	Within	After	Non-
	Three	But Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
	(Dollars in Thousands)

ASSETS
Cash and Due from Banks	$—	$—	$—	$—	$60,983	$60,983
Interest-Bearing Deposits in Other Banks	184,366	4,371	—	—	—	188,737
Investment Securities:
Fixed Rate	14,141	49,803	159,751	112,916	4,467	341,078
Floating Rate	17,394	27,264	26,297	2,322	(392)	72,885
Loans:
Fixed Rate	163,611	264,348	280,206	7,869	—	716,034
Floating Rate	1,245,392	107,691	31,453	973	—	1,385,509
Non-Accrual	—	—	—	—	169,028	169,028
Deferred Loan Fees, Discounts, and Allowance for Loan Losses	—	—	—	—	(149,504)	(149,504)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	34,731	—	34,731
Other Assets	—	27,350	—	6,599	53,718	87,667

TOTAL ASSETS	$1,624,904	$480,827	$497,707	$165,410	$138,300	$2,907,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand – Noninterest-Bearing	$—	$—	$—	$—	$546,815	$546,815
Savings	11,283	27,079	55,217	20,389	—	113,968
Money Market Checking and NOW Accounts	29,154	138,564	178,923	55,840	—	402,481
Time Deposits:
Fixed Rate	428,404	381,047	593,892	—	—	1,403,343
Floating Rate	58	—	56	—	—	114
Federal Home Loan Bank Advances	150,087	267	3,296	—	—	153,650
Other Borrowings	1,570	—	—	—	—	1,570
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	29,545	29,545
Stockholders’ Equity	—	—	—	—	173,256	173,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$702,962	$546,957	$831,384	$76,229	$749,616	$2,907,148

Repricing Gap	$921,942	$(66,130)	$(333,677)	$89,181	$(611,316)	$—
Cumulative Repricing Gap	$921,942	$855,812	$522,135	$611,316	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	31.71%	29.44%	17.96%	21.03%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	33.67%	31.25%	19.07%	22.32%	—

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

As of December 31, 2010, the cumulative repricing gap for the three-month period reflected an asset-sensitive position of 33.67 percent of interest-earning assets, which increased from 30.97 percent at December 31, 2009. The increase was caused primarily by an $88.9 million increase in interest bearing cash, a $26.8 million increase in investment securities, a $69.2 million decrease in money market accounts, and a $220.1 million decrease in time deposits, partially offset by a $370.0 million decrease in loans.

The cumulative repricing gap for the twelve-month period reflected an asset-sensitive position of 31.25 percent of interest-earning assets, which increased from 9.61 percent at December 31, 2009. The increase was caused primarily by a $64.8 increase in investment securities, a $59.8 million increase in loans, a $67.6 million decrease in money market accounts, and a $360.6 million decrease in time deposits within the maturities and reprice terms.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31,		December 31,
	2010	2009	2010	2009
	(Dollars in Thousands)

Cumulative Repricing Gap	$921,942	$889,466	$855,812	$276,131
Percentage of Total Assets	31.71%	28.12%	29.44%	8.73%
Percentage of Interest-Earning Assets	33.67%	30.97%	31.25%	9.61%

The spread between interest income on interest-earning assets and interest expense on interest-bearing liabilities is the principal component of net interest income, and interest rate changes substantially affect our financial performance. We emphasize capital protection through stable earnings rather than maximizing yield. In order to achieve stable earnings, we attempt to prudently manage our assets and liabilities and closely monitor the percentage changes in net interest income and equity value in relation to limits established within our guidelines.

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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
	(Dollars in Thousands)

200%	9.28%	−11.16%	$9,531	$(27,126)
100%	4.03%	−5.71%	$4,136	$(13,873)
(100)%	(1)	(1)	(1)	(1)
(200)%	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.

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

Under the Final Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Oder. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million, which it was able to do following the successful completion of a registered rights and best efforts offering by which we raised net proceeds of approximately $116.8 million. As of December 31, 2010, the Bank was “well capitalized” according to the regulatory PCA guidelines.

However, the Final Order requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets

From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent

If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be submitted to the FRB. As of December 31, 2010, the Bank had a tangible stockholders’ equity to total tangible assets ratio of 8.59 percent. Accordingly, we notified the DFI and the FRB of such event.

To comply with the provisions of the Final Order and the Written Agreement, we entered into the agreement with Woori on May 25, 2010 which provides that upon satisfaction of all conditions to closing, we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million. Subsequent to May 25, 2010, we amended the agreement with Woori to, among other things, extend the termination date to December 31, 2010, to release us from exclusivity with Woori, to eliminate our obligation to pay a termination fee upon the occurrence of certain events and to allow us, if needed, to pursue further fundraising efforts and/or alternative proposals to acquire control of Hanmi Financial.

We believe that we will need the additional capital from the transaction with Woori or alternative sources to provide us with adequate capital resources to support our business, our level of problem assets and our operations and to comply with the regulatory orders we are subject to. Even if we are successful in completing the transaction with Woori or raising capital from alternative sources, we may still need to raise additional capital in the future to support our operations. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

Liquidity – Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2011. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of December 31, 2010, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $7.7 million, up from $3.5 million as of December 31, 2009.

Liquidity – Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. In an effort to preserve liquidity, the Bank deployed innovative products, such as Advantage and Diamond Freedom CDs, during the first nine months of 2010, and utilized Internet rate service providers in the first half of 2010. Through this campaign and the use of Internet rate service providers, the Bank achieved the objectives of maintaining adequate liquidity and significantly reducing its reliance on brokered deposits. Total deposits decreased by $282.6 million, or 10.3 percent, from $2.75 billion as of December 31, 2009 to $2.47 billion as of December 31, 2010, primarily due to a $203.5 million decrease in brokered deposits. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2010, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of only $153.7 million that slightly decreased $328,000 in 2010.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of December 31, 2010, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $444.2 million and $290.5 million, respectively. The Bank’s FHLB borrowings as of December 31, 2010 totaled $153.7 million, representing 5.3 percent of total assets. As of March 9, 2011, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $435.1 million and $281.5 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had $295.0 million unpledged marketable securities that are available for sale at December 31, 2010. Also, the Bank had an available borrowing source of $146.3 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $376.6 million, and had no borrowings as of December 31, 2010. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2010, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of December 31, 2010, in compliance with its regulatory restrictions, the Bank does not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.

The Bank has Contingency Funding Plans (“CFPs”) designed to ensure that liquidity sources are sufficient to meet its ongoing obligations and commitments, particularly in the event of a liquidity contraction. The CFPs are designed to examine and quantify its liquidity under various “stress” scenarios. Furthermore, the CFPs provide a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. The CFPs address authority for activation and decision making, liquidity options and the responsibilities of key departments in the event of a liquidity contraction.

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

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2010	2009
	(In Thousands)

Commitments to Extend Credit	$178,424	$262,821
Standby Letters of Credit	15,226	17,225
Commercial Letters of Credit	11,899	13,544
Unused Credit Card Lines	24,649	23,408

Total Undisbursed Loan Commitments	$230,198	$316,998

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2010 are as follows:

		More Than	More Than
		One Year	Three Years
		and Less	and Less	More
	Less Than	Than Three	Than Five	Than Five
Contractual Obligations	One Year	Years	Years	Years	Total
	(In Thousands)

Time Deposits	$809,509	$593,760	$188	$—	$1,403,457
Federal Home Loan Bank Advances and Other Borrowings	151,570	—	3,650	—	155,220
Commitments to Extend Credit	178,424	—	—	—	178,424
Junior Subordinated Debentures	—	—	—	82,406	82,406
Standby Letters of Credit	15,195	31	—	—	15,226
Operating Lease Obligations	4,470	7,716	3,927	5,645	21,758

Total Contractual Obligations	$1,159,168	$601,507	$7,765	$88,051	$1,856,491

Operating lease obligations represent the total minimum lease payments under non-cancelable operating leases with remaining terms of up to 10 years.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASU 2011-01, “Receivable (Topic 310), Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20” – ASU 2011-01 temporarily delays the effective date of the disclosure about troubled debt restructurings (“TDRs”) in ASU 2010-20 for public entities. The delay is intended to allow the FASB to complete its deliberations on what constitutes a TDR. The effective date of the new disclosure about TDRs for public entities and the guidance for determining what constitute a TDR will then be coordinated. This guidance is anticipated to be effective for interim an annual periods ending after June 15, 2011. We are evaluating the impact of adoption of ASU 2011-01 on its disclosures in the consolidated financial statements.

FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” – ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The guidance is effective for an entity’s first annual period that ends on or after December 15, 2010. Adoption of ASU 2010-20 did not have a significant impact on our financial condition or results of operations.

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

For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” and “– Capital Resources and Liquidity .”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed as a part of this Report are set forth on pages 95 through 162

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2010, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that:

•	Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this report

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there have been no changes in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.

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

Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2010, Hanmi Financial maintained effective internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of Hanmi Financial and subsidiaries, has issued a report on Hanmi Financial’s internal control over financial reporting as of December 31, 2010. The report expresses an unqualified opinion on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited Hanmi Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hanmi Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hanmi Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended

December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
March 16, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and officers of Hanmi Financial is incorporated by reference from the sections entitled “The Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Hanmi Financial’s 2011 Definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year (or information will be provided in an amendment to this Form 10-K).

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

Information concerning executive compensation is incorporated by reference from the section entitled “Executive Compensation” of Hanmi Financial’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year (or information will be provided in an amendment to this Form 10-K).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear under the caption “Beneficial Ownership of Principal Stockholders and Management” in Hanmi Financial’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference (or information will be provided by amendment to this Form 10-K).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2010 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

				Number of Securities
				Remaining Available for
				Future Issuance Under
	Number of Securities to be		Weighted-Average	Equity Compensation
	Issued Upon Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
	(a)		(b)

Equity Compensation Plans Approved By Security Holders	1,066,891		$11.93	2,446,333
Equity Compensation Plans Not Approved By Security Holders	2,000,000	(1)	$1.20	2,000,000

Total Equity Compensation Plans	3,066,891		$4.93	4,446,333

(1)  Reflects warrants issued to Cappello Capital Corp. in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at a purchase price of $1.20 per share of our common stock and expire on October 14, 2015. The warrants may be exercised for cash or by “cashless exercise”. The exercise price and number of shares subject to the warrants are subject to adjustment for, among other events, stock splits and stock dividends.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is incorporated by reference from the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” of Hanmi Financial’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year (or information will be provided by amendment to this Form 10-K).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning Hanmi Financial’s principal accountants’ fees and services is incorporated by reference from the section entitled “Independent Accountants” of Hanmi Financial’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year (or information will be provided by amendment to this Form 10-K).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

(1)	The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 83 of this Report.

(2)	All Financial Statement Schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at pages 164 and 167.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hanmi Financial Corporation:

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further described in note 1 to the consolidated financial statements, at December 31, 2010, the Company and its wholly owned subsidiary, Hanmi Bank, are currently operating under formal supervisory agreements (the Agreements) with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. The Agreements restrict certain operations and requires the Company to, among other things, achieve specified regulatory capital ratios by December 31, 2010. Failure to achieve all of the agreement’s requirements may lead to additional regulatory actions including being placed into receivership or conservatorship. The ability of the Company to comply with terms of this agreement raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in note 1. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
March 16, 2011

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2010	2009

ASSETS
Cash and Due From Banks	$60,983	$55,263
Interest-Bearing Deposits in Other Banks	158,737	98,847
Federal Funds Sold	30,000	—

Cash and Cash Equivalents	249,720	154,110
Securities Held to Maturity, at Amortized Cost (Fair Value: 2010 — $847; 2009 — $871)	845	869
Securities Available for Sale, at Fair Value	413,118	132,420
Loans Receivable, Net of Allowance for Loan Losses of $146,059 and $144,996 at December 31, 2010 and 2009, Respectively	2,084,447	2,669,054
Loans Held for Sale, at the Lower of Cost or Fair Value	36,620	5,010
Customers’ Liability on Acceptances	711	994
Premises and Equipment, Net	17,599	18,657
Accrued Interest Receivable	8,048	9,492
Other Real Estate Owned, Net	4,089	26,306
Deferred Tax Assets	—	3,608
Servicing Assets	2,890	3,842
Other Intangible Assets, Net	2,233	3,382
Federal Home Loan Bank Stock, at Cost	27,282	30,697
Federal Reserve Bank Stock, at Cost	7,449	7,878
Income Taxes Receivable	9,188	56,554
Bank-Owned Life Insurance	27,350	26,408
Other Assets	15,559	13,425

TOTAL ASSETS	$2,907,148	$3,162,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$546,815	$556,306
Interest-Bearing:	1,919,906	2,193,021

Total Deposits	2,466,721	2,749,327
Accrued Interest Payable	15,966	12,606
Acceptances Outstanding	711	994
Federal Home Loan Bank Advances	153,650	153,978
Other Borrowings	1,570	1,747
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	12,868	11,904

Total Liabilities	2,733,892	3,012,962

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 500,000,000 Shares; Issued 155,830,890 Shares (151,198,390 Shares Outstanding) as of December 31, 2010 and Authorized 200,000,000 shares; Issued 55,814,890 Shares (51,182,390 Shares Outstanding) at December 31, 2009, Respectively	156	56
Additional Paid-In Capital	472,335	357,174
Unearned Compensation	(219)	(302)
Accumulated Other Comprehensive Income (Loss) — Unrealized Gain (Loss) on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes of $602 at December 31, 2010 and 2009	(2,964)	859
Accumulated Deficit	(226,040)	(138,031)
Treasury Stock, at Cost (4,632,500 Shares at December 31, 2010 and 2009)	(70,012)	(70,012)

Total Stockholders’ Equity	173,256	149,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,907,148	$3,162,706

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009	2008

INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$137,328	$173,318	$223,942
Taxable Interest on Investment Securities	5,874	5,675	9,387
Tax-Exempt Interest on Investment Securities	225	2,303	2,717
Interest on Term Federal Funds Sold	33	1,718	43
Dividends on Federal Reserve Bank Stock	430	592	692
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	52	326	166
Interest on Interest-Bearing Deposits in Other Banks	468	151	10
Dividends on Federal Home Loan Bank Stock	102	64	1,226

Total Interest and Dividend Income	144,512	184,147	238,183

INTEREST EXPENSE:
Interest on Deposits	34,408	76,246	84,353
Interest on Federal Home Loan Bank Advances	1,366	3,399	14,027
Interest on Junior Subordinated Debentures	2,811	3,271	5,056
Interest on Other Borrowings	53	2	346

Total Interest Expense	38,638	82,918	103,782

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	105,874	101,229	134,401
Provision for Credit Losses	122,496	196,387	75,676

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	(16,622)	(95,158)	58,725

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	14,049	17,054	18,463
Insurance Commissions	4,695	4,492	5,067
Remittance Fees	1,968	2,109	2,194
Trade Finance Fees	1,523	1,956	3,088
Other Service Charges and Fees	1,516	1,810	2,365
Bank-Owned Life Insurance Income	942	932	952
Net Gain on Sales of Loans	514	1,220	765
Net Gain on Sales of Investment Securities	122	1,833	77
Impairment Loss on Investment Securities:
Total Other-than-temporary Impairment Loss on Investment Securities	(790)	—	(2,410)
Less: Portion of Loss Recognized in Other Comprehensive Income	—	—	—
Net Impairment Loss Recognized in Earnings	(790)	—	(2,410)
Other Operating Income	867	704	2,293

Total Non-Interest Income	25,406	32,110	32,854

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	36,730	33,101	42,209
Occupancy and Equipment	10,773	11,239	11,158
Deposit Insurance premiums and Regulatory Assessments	10,756	10,418	3,713
Data Processing	5,931	6,297	5,799
Other Real Estate Owned Expense	10,679	5,890	390
Professional Fees	3,521	4,099	3,539
Advertising and Promotion	2,394	2,402	3,518
Supplies and Communications	2,302	2,352	2,518
Loan-Related Expense	1,147	1,947	790
Amortization of Other Intangible Assets	1,149	1,568	1,958
Directors and Officers Liability Insurance	2,865	1,175	397
Other Operating Expenses	8,558	9,866	11,645
Impairment Loss on Goodwill	—	—	107,393

Total Non-Interest Expense	96,805	90,354	195,027

LOSS BEFORE BENEFIT FOR INCOME TAXES	(88,021)	(153,402)	(103,448)
Benefit for Income Taxes	(12)	(31,125)	(1,355)

NET LOSS	$(88,009)	$(122,277)	$(102,093)

LOSS PER SHARE:
Basic	$(0.93)	$(2.57)	$(2.23)
Diluted	$(0.93)	$(2.57)	$(2.23)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	94,322,222	47,570,361	45,872,541
Diluted	94,322,222	47,570,361	45,872,541
DIVIDENDS DECLARED PER SHARE	$—	$—	$0.09

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Common Stock — Number of Shares			Stockholders’ Equity
	Gross		Net				Accumulated
	Shares		Shares		Additional		Other	Retained	Treasury	Total
	Issued and	Treasury	Issued and	Common	Paid-in	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Outstanding	Shares	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity

BALANCE AT JANUARY 1, 2008	50,493,441	(4,632,500)	45,860,941	50	348,073	(245)	275	92,415	(70,012)	370,556
Cumulative-Effect Adjustment — Adoption of EITF Issue No. 06-4	—	—	—	—	—	—	—	(2,223)	—	(2,223)
Shares Issued for Business Acquisitions	39,608	—	39,608	1	292	—	—	—	—	293
Repurchase of Stock Options	—	—	—	—	(70)	—	—	—	—	(70)
Share-Based Compensation Expense	—	—	—	—	983	53	—	—	—	1,036
Restricted Stock Awards	10,000	—	10,000	—	67	(67)	—	—	—	—
Cancellation of Restricted Stock Award	(5,000)	—	(5,000)	—	(41)	41	—	—	—	—
Cash Dividends	—	—	—	—	—	—	—	(3,853)	—	(3,853)
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(102,093)	—	(102,093)
Change in Unrealized Gain on Securities Available for Sale, Interest-Only Strips and Interest Rate Swaps, Net of Income Taxes	—	—	—	—	—	—	269	—	—	269

Total Comprehensive Loss										(101,824)

BALANCE AT DECEMBER 31, 2008	50,538,049	(4,632,500)	45,905,549	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915

Shares Issued for Business Acquisitions	39,418	—	39,418	—	46	—	—	—	—	46
Issuance of Stock in Private Offering	5,070,423	—	5,070,423	5	6,834	—	—	—	—	6,839
Share-Based Compensation Expense	—	—	—	—	836	70	—	—	—	906
Restricted Stock Awards	205,000	—	205,000	—	284	(284)	—	—	—	—
Cancellation of Restricted Stock Award	(38,000)	—	(38,000)	—	(130)	130	—	—	—	—
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(122,277)	—	(122,277)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	315	—	—	315

Total Comprehensive Loss										(121,962)

BALANCE AT DECEMBER 31, 2009	55,814,890	(4,632,500)	51,182,390	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744

Shares Issued, Net of Offering and Underwriting Costs	100,000,000	—	100,000,000	100	114,209	—	—	—	—	114,309
Exercises of Stock Options	16,000	—	16,000	—	22	—	—	—	—	22
Share-Based Compensation Expense	—	—	—	—	930	83	—	—	—	1,013
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(88,009)	—	(88,009)
Change in Unrealized Loss on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	(3,823)	—	—	(3,823)

Total Comprehensive Loss										(91,832)

BALANCE AT DECEMBER 31, 2010	155,830,890	(4,632,500)	151,198,390	$156	$472,335	$(219)	$(2,964)	$(226,040)	$(70,012)	$173,256

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(88,009)	$(122,277)	$(102,093)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,286	2,610	2,900
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	1,329	(516)	164
Amortization of Other Intangible Assets	1,149	1,568	1,958
Amortization of Servicing Assets	1,033	823	1,295
Share-Based Compensation Expense	1,013	906	1,036
Provision for Credit Losses	122,496	196,387	75,676
Federal Home Loan Bank and Federal Reserve Bank Stock Dividends	—	—	(1,259)
Net Gain on Sales of Investment Securities	(122)	(1,833)	(77)
Other-Than-Temporary Impairment Loss on Investment Securities	790	—	2,410
Net Gain on Sales of Loans	(514)	(1,220)	(765)
Loss on Sales of Other Real Estate Owned	196	211	324
Valuation Impairment on Other Real Estate Owned	8,683	3,115	—
Impairment Loss on Goodwill	—	—	107,393
Cash Surrender Value of Bank-Owned Life Insurance	(942)	(932)	(951)
Deferred Tax Expense (Benefit)	3,561	26,016	(11,254)
Origination of Loans Held for Sale	(20,228)	(1,711)	(54,347)
Net Proceeds from Sales of Loans Held for Sale	144,308	35,331	24,037
Changes in Fair Value of Stock Warrants	(362)	—	—
Loss on Investment in Affordable Housing Partnership	880	895	760
Decrease in Accrued Interest Receivable	1,444	2,855	5,064
Increase in Servicing Assets, Net	(81)	(874)	(750)
(Increase) Decrease in Other Assets	(3,014)	3,105	7,177
(Increase) Decrease in Income Taxes Receivable	47,366	(44,842)	(6,081)
Increase (Decrease) in Accrued Interest Payable	3,360	(5,933)	(3,289)
Decrease in Other Liabilities	(177)	(1,428)	(5,573)

Net Cash Provided By Operating Activities	226,445	92,256	43,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	4,510	2,350	4,074
Proceeds from Matured or Called Securities Available for Sale	130,125	62,144	147,320
Proceeds from Sales of Investment Securities Available for Sale	31,832	93,685	28,501
Repayments and Redemption of Investment Securities Held to Maturity	24	—	—
Proceeds from Sales of Other Real Estate Owned	25,113	4,917	2,128
Net Decrease (Increase) in Loans Receivable	294,701	354,328	(95,286)
Purchases of Federal Home Loan Bank and Federal Reserve Bank Stock	(666)	—	(10,261)
Purchases of Investment Securities Available for Sale	(448,428)	(89,357)	(24,580)
Purchases of Premises and Equipment	(1,228)	(988)	(2,379)

Net Cash Provided By Investing Activities	35,983	427,079	49,517

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	(282,606)	(320,753)	68,381
Net Proceeds from Issuance of Common Stock in Offering	116,271	6,839	—
Proceeds from Exercises of Stock Options	22	—	—
Cash Paid to Repurchase Stock Options and Stock Warrants	—	—	(70)
Cash Dividends Paid	—	—	(3,853)
Proceeds from Long-Term Federal Home Loan Bank Advances and Other Borrowings	—	—	250,000
Repayment of Long-Term Federal Home Loan Bank Advances and Other Borrowings	(328)	(107,218)	(468)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(177)	(160,040)	(313,713)

Net Cash (Used In) Provided By Financing Activities	(166,818)	(581,172)	277

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,610	(61,837)	93,549
Cash and Cash Equivalents at Beginning of Year	154,110	215,947	122,398

CASH AND CASH EQUIVALENTS AT END OF YEAR	$249,720	$154,110	$215,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$35,278	$88,851	$107,071
Income Taxes (Refunds) Paid	$(49,971)	$—	$13,873
Non-Cash Activities:
Stock Issued for Business Acquisition	$—	$46	$293
Transfer of Loans to Other Real Estate Owned	$12,992	$38,726	$2,988
Transfer of Loans to Loans Held for Sale	$155,176	$—	$—
Loans Provided in the Sale of Other Real Estate Owned	$1,217	$5,000	$—
Issuance of Stock Warrants in Connection with Common Stock Offering	$1,962	$—	$—
Transfer of Equity Securities from Other Assets to Securities Available for Sale	$—	$—	$511

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008

NOTE 1 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION

On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Final Order (“Order”) with the California Department of Financial Institutions (the “DFI”). On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). The Order and the Written Agreement contain a list of strict requirements ranging from a capital directive to developing a contingency funding plan.

While Hanmi Financial intends to take such actions as may be necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Regulatory Agreement and Order, there can be no assurance that Hanmi Financial or the Bank will be able to comply fully with the provisions of the Written Agreement and the Order, or that compliance with the Written Agreement and the Order will not have material and adverse effects on the operations and financial condition of the Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Written Agreement and the Order could result in further enforcement actions by both DFI and FRB, or the placing of the Bank into conservatorship or receivership.

Written Agreement and Final Order

The Order and the Written Agreement contain substantially similar provisions. The Order and the Written Agreement require the Board of Directors of the Bank to prepare and submit written plans to the DFI and the FRB that address the following items: (i) strengthening board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and, with respect to the Written Agreement, of Hanmi; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2010; (viii) improving the Bank’s liquidity position and funds management practices; and (ix) contingency funding. In addition, the Order and the Written Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank and requires the Bank to charge off or collect certain problem loans. The Order and the Written Agreement also require the Bank to review and revise its allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and the Bank and Hanmi must obtain prior approval from the FRB prior to declaring and paying dividends.

Under the Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million. The Bank was required to maintain a ratio of tangible shareholders’ equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets

By July 31, 2010 From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.0 Percent Not Less Than 9.5 Percent

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 1 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)

If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan to be approved by the FRB. On July 27, 2010, we completed a registered rights and best efforts offering by which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order. The Bank had tangible stockholders’ equity to total tangible assets ratio of 8.59 percent at December 31, 2010. Accordingly, we notified the DFI and FRB of such event. As of December 31, 2009, the Bank had tangible stockholder’s equity to total tangible assets ratio of 7.13 percent.

In addition to complying with the provisions of the Order and the Written Agreement, we entered into a definitive securities purchase agreement with Woori Finance Holdings Co. Ltd. (“Woori”) on May 25, 2010 which provides that upon satisfactions of all conditions to closing , we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 1 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)

The capital ratios of Hanmi Financial and the Bank were as follows as of December 31, 2010 and 2009:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

December 31, 2010
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$284,345	12.32%	$184,570	8.00%	N/A	N/A
Hanmi Bank	$281,380	12.22%	$184,187	8.00%	$230,234	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$232,676	10.09%	$92,285	4.00%	N/A	N/A
Hanmi Bank	$251,111	10.91%	$92,094	4.00%	$138,141	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$232,676	7.90%	$117,774	4.00%	N/A	N/A
Hanmi Bank	$251,111	8.55%	$117,494	4.00%	$146,868	5.00%

December 31, 2009
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$262,796	9.12%	$230,614	8.00%	N/A	N/A
Hanmi Bank	$261,194	9.07%	$230,261	8.00%	$287,826	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$194,749	6.76%	$115,307	4.00%	N/A	N/A
Hanmi Bank	$223,700	7.77%	$115,131	4.00%	$172,696	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$194,749	5.82%	$133,945	4.00%	N/A	N/A
Hanmi Bank	$223,700	6.69%	$133,770	4.00%	$167,212	5.00%

Reserve Requirement

The Bank is required to maintain a percentage of its deposits as reserves at the FRB. The daily average reserve balance required to be maintained with the FRB was $1.5 million as of December 31, 2010 and 2009, respectively.

Going Concern

As previously mentioned, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the DFI Final Order issued on November 2, 2009, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million and maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.0 percent. As a result of the successful completion of the registered rights and best efforts offering in July 2010, the capital contribution requirement set forth in the Final Order has been satisfied. However, the tangible capital ratio requirement set forth in the Final Order has not been satisfied at December 31, 2010. Further, should our asset quality continue to erode and require significant additional provision for credit losses,

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 1 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)

resulting in added future net operating losses at the Bank, our capital levels will additionally decline requiring the raising of more capital than the amount currently required to satisfy our agreements with our regulators. An inability to raise additional capital when needed or comply with the terms of the Final Order or Agreement, raises substantial doubt about our ability to continue as a going concern.

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

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the FDIC. As of December 31, 2010, the Bank maintained a branch network of 27 full-service branch offices in California and one loan production office in Washington.

Our other subsidiaries, Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), were acquired in January 2007. Founded in 1989, Chun-Ha and All World are insurance agencies

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codificationtm (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks and Uncertainties

FASB ASC 275, “Risks and Uncertainties,” requires reporting entities to disclose information about the nature of their operations and vulnerabilities due to certain concentrations. Based on our industry and current capital situation, our primary risks and uncertainties consist of capital, credit and liquidity risk.

Our operations and regulatory capital needs require us to enhance our capital in the near term and may require us to raise additional capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at the time, which are outside of our control and our financial performance. For further disclosure on our capital position, see “Note 1 — Regulatory Matters and Going Concern Consideration.”

A significant source of credit risk arises from the possibility that we could sustain losses to borrowers, guarantors, and related parties due to the failure of our customers to perform in accordance with the terms of their loans. Such failure could have an adverse impact on our financial performance as it could lead to additional provisions in our allowance for loan losses. For further disclosure on our credit risk and credit quality indicators, see “Note 5 — Loans.” Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. For further disclosure on our liquidity position and our available sources of liquidity, see “Note 20 — Liquidity.”

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For debt securities, the classification of other-than-temporary impairment depends on whether we intend to sell the security or if it is more likely than not we will be required to sell the security before recovery of its costs basis, and on the nature of the impairment. If we intend to sell a security or if it is more likely than not we will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, that are deemed other-than-temporarily impaired as of December 31, 2010.

We also have a minority investment of less than five percent in a publicly traded company, Pacific International Bancorp (“PIB”). As of December 31, 2010, the investment was carried at fair value and included in securities available for sale on the Consolidated Balance Sheets. As of December 31, 2010 and 2009, its

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying value was $774,000 and $794,000, respectively. We monitor the investment for impairment and make appropriate reductions in carrying value when necessary.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

To determine general reserve requirements, existing loans are divided into 10 general loan pools of risk-rated loans (Commercial Real Estate, Construction, Commercial Term — Unsecured, Commercial Term — T/D Secured, Commercial Line of Credit, SBA, International, Consumer Installment, Consumer Line of Credit, and Miscellaneous loans) as well as 3 homogenous loan pools (Residential Mortgage, Auto, and Credit Card). For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade (pass, special mention, substandard, and doubtful) to determine risk factors for potential loss inherent in the current outstanding loan portfolio.

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

For purposes of determining the allowance for credit losses, the loan portfolio is subdivided into three portfolio segments: Real Estate, Commercial and Industrial, and Consumer. The portfolio segment of Real Estate contains the allowance loan pools of Commercial Real Estate, Construction, and Residential Mortgage. The portfolio segment of Commercial and Industrial contains the loan pools of Commercial Term — Unsecured,

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial Term — T/D Secured, Commercial Line of Credit, SBA, International, and Miscellaneous. Lastly, the portfolio segment of Consumer contains the loan pools of Consumer Installment, Consumer Line of Credit, Auto, and Credit Card.

Real Estate loans, which are mostly dependent on rental income from non-owner occupied or investor properties, have been subject to increased losses. Prior to 2009, no historic losses were recorded for loans secured by commercial real estate. However, given the decrease in sales and increase in vacancies due to the current slowed economy, losses in loans secured by office and retail properties have been significant. Loans secured by vacant land have also had significant losses as valuations have decreased and further development has been limited. Similarly, Construction loans have been subject to losses due to unforeseen difficulties in completion of projects. As such, allocations to general reserves for those loan pools have been higher than that of loan pools with lower risk. Residential Mortgage loans constitute a limited concentration within the Bank’s entire loan portfolio, and losses as well as supplementary reserves have been minimal.

Commercial and Industrial loans, which are largely subject to changes in business cash flow, have had the most historic losses within the Bank’s entire loan portfolio. The largest loan pool within the C & I sector is Commercial Term — T/D Secured, which are mostly loans secured by owner-occupied business properties. Loans secured by car washes, gas stations, golf courses, and motels have had the most significant losses, as the hospitality and recreation industries have been negatively affected by the current economy. As such, allocations to general reserve for those loan pools have been increased. Also, Commercial Term — Unsecured and SBA loans have had considerable losses and additional general reserves as decreased business cash flow due to the economic recession has jeopardized borrowers’ repayment abilities.

Consumer loans constitute a limited concentration within the Bank’s loan portfolio and are mostly evaluated in bulk for general reserve requirements due to the relatively small volume per loan.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As required by FASB ASC 350, we evaluated the useful lives assigned to other intangible assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2010. As required by FASB ASC 350, other intangible assets are assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The other intangible assets recoverability analysis is consistent with our policy for assessing impairment of long-lived assets.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and is required to own common stock in the FHLB based upon the Bank’s balance of residential mortgage loans and outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. FHLB stock is

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Treasury Stock

We use the cost method of accounting for treasury stock. The cost method requires us to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the Consolidated Balance Sheets.

Recently Issued Accounting Standards

FASB ASU 2011-01, “Receivable (Topic 310), Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20” — ASU 2011-01 temporarily delays the effective date of the disclosure about troubled debt restructurings (“TDRs”) in ASU 2010-20 for public entities. The delay is intended to allow the FASB to complete its deliberations on what constitutes a TDR. The effective date of the new disclosure about TDRs for public entities and the guidance for determining what constitute a TDR will then be coordinated. This guidance is anticipated to be effective for interim an annual periods ending after June 15, 2011.

FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. The guidance is effective for an entity’s first annual period that ends on or after December 15, 2010. Adoption of ASU 2010-20 did not have a significant impact on our financial condition or results of operations.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

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

NOTE 3 — FAIR VALUE MEASUREMENTS

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
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

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

SBA Loans Held for Sale — Loans held for sale are carried at the lower of cost or fair value. As of December 31, 2010 and 2009, we had $10.0 million and $5.0 million of loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

sheets are indicative of the fact that cost is lower than fair value. At December 31, 2010 and 2009, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans held for sale — We reclassify certain nonperforming loans when the decision to sell those loans is made. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract price which approximate the fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of December 31, 2010, we had $26.6 million of nonperforming loans held for sale. We measure nonperforming loans held for sale at fair value on a nonrecurring basis with Level 3 inputs

Impaired Loans — FASB ASC 820 applies to loans measured for impairment using the practical expedients permitted by FASB ASC 310, “Receivables,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These loans are classified as Level 3 and subject to non-recurring fair value adjustments.

Other Real Estate Owned — Other real estate owned is measured at fair value less selling costs. Fair value was determined based on third-party appraisals of fair value in an orderly sale. Selling costs were based on standard market factors. We classify other real estate owned as Level 3 and subject to non-recurring fair value adjustments.

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

Stock Warrants — The fair value of stock warrants was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

term of the warrants. The expected life assumption is based on the contract term. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the time of the grant. As such, we classify them as Level 3 and subject to recurring fair value adjustments.

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

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC 825, Financial Instruments.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

We record investment securities available for sale at fair value on a recurring basis. Certain other assets such as loans held for sale, mortgage servicing assets, impaired loans, other real estate owned, other intangible assets are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2010. There was a transfer of assets into Level 1 out of Level 3 of the fair value hierarchy for the year ended December 31, 2010. The transfer was due to a conversion of preferred shares of the issuer to common shares that were traded on the OTC Bulletin Board. The preferred shares were converted into common shares upon the approval of the company’s shareholders which occurred on October 6, 2010. We recognize transfers of assets between levels at the end of each respective quarterly reporting period.

As of December 31, 2010, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Balance as of
	for Identical	Identical	Unobservable	December 31,
	Assets	Characteristics	Inputs	2010
	(In Thousands)

ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$109,842	$—	$109,842
U.S. Government Agency Securities	113,334	—	—	113,334
Collateralized Mortgage Obligations	—	137,193	—	137,193
Municipal Bonds	—	21,028	—	21,028
Asset-Backed Securities	—	7,384	—	7,384
Corporate Bonds	—	20,205	—	20,205
Other Securities	—	3,259	—	3,259

Total Debt Securities Available for Sale	$113.334	$298,911	$—	$412,245

Equity Securities Available for Sale:
Financial Services Industry	$873	—	—	$873

Total Equity Securities Available for Sale	$873	$—	$—	$873

Total Securities Available for Sale	$114,207	$298,911	$—	$413,118

LIABILITIES:
Stock Warrants	$—	$—	$1,600	$1,600

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	December 31,
	2010	Settlements	in Earnings	Income	of Level 3	2010
	(In Thousands)
LIABILITIES:
Stock Warrants	$—	$(1,962)	$362	$—	$—	$(1,600)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2010, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active
	Active Markets	Market With	Significant	Losses During the
	for Identical	Identical	Unobservable	Year Ended
	Assets	Characteristics	Inputs	December 31, 2010
	(In Thousands)

ASSETS:
Nonperforming Loans Held for Sale	$—	$—	$26,591 (1)	$24,397
Impaired Loans	$—	$—	$162,593 (2)	$45,243
Other Real Estate Owned	$—	$—	$4,089 (3)	$4,484

(1)	Includes commercial property loans of $2.3 million, construction loans of $1.4 million, commercial term loan of $14.9 million, and SBA loans of $8.0 million.

(2)	Includes real estate loans of $64.6 million, commercial and industrial loans of $97.3 million, and consumer loans of $704,000 .

(3)	Includes properties from the foreclosure of real estate loans of $1.1 million and commercial and industrial loans of $3.0 million.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values of financial instruments were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
	Amount	Value	Amount	Value
	(In Thousands)

FINANCIAL ASSETS:
Cash and Cash Equivalents	$249,720	$249,720	$154,110	$154,110
Investment Securities Held to Maturity	845	847	869	871
Investment Securities Available for Sale	413,118	413,118	132,420	132,420
Loans Receivable, Net of Allowance for Loan Losses	2,121,067	2,061,988	2,674,064	2,573,080
Accrued Interest Receivable	8,048	8,048	9,492	9,492
Investment in Federal Home Loan Bank Stock	27,282	27,282	30,697	30,697
Investment in Federal Reserve Bank Stock	7,449	7,449	7,878	7,878
FINANCIAL LIABILITIES:
Noninterest-Bearing Deposits	546,815	546,815	556,306	556,306
Interest-Bearing Deposits	1,919,906	1,927,314	2,193,022	2,197,866
Borrowings	237,626	233,077	236,453	237,354
Accrued Interest Payable	15,966	15,966	12,606	12,606
OFF-BALANCE SHEET ITEMS:
Commitments to Extend Credit	178,424	130	262,821	177
Standby Letters of Credit	15,226	50	17,225	37

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

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

Stock Warrants — The fair value of stock warrants was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. The expected life assumption is based on the contract term. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the time of the grant.

Commitments to Extend Credit and Standby Letters of Credit — The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 4 — INVESTMENT SECURITIES

The following is a summary of investment securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)

December 31, 2010:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	149	2	—	151

	$845	$2	$—	$847

December 31, 2009:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	173	2	—	175

	$869	$2	$—	$871

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The following is a summary of investment securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)

December 31, 2010:
Mortgage-Backed Securities (1)	$108,436	$2,137	$731	$109,842
Collateralized Mortgage Obligations (1)	139,053	470	2,330	137,193
U.S. Government Agency Securities	114,066	98	830	113,334
Municipal Bonds	22,420	48	1,440	21,028
Corporate Bonds	20,449	13	257	20,205
Asset-Backed Securities	7,115	269	—	7,384
Other Securities	3,305	—	46	3,259
Equity Securities	647	226	—	873

	$415,491	$3,261	$5,634	$413,118

December 31, 2009:
Mortgage-Backed Securities (1)	$65,218	$1,258	$144	$66,332
U.S. Government Agency Securities	33,325	—	562	32,763
Collateralized Mortgage Obligations (1)	12,520	269	—	12,789
Asset-Backed Securities	8,127	61	—	8,188
Municipal Bonds	7,369	82	92	7,359
Other Securities	3,925	332	62	4,195
Equity Securities	511	283	—	794

	$130,995	$2,285	$860	$132,420

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at December 31, 2010, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2039, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	114,447	113,525	696	696
Over Five Years Through Ten Years	31,074	31,025	—	—
Over Ten Years	21,834	20,660	—	—
Mortgage-Backed Securities	108,436	109,842	149	151
Collateralized Mortgage Obligations	139,053	137,193	—	—
Equity Securities	647	873	—	—

	$415,491	$413,118	$845	$847

In accordance with FASB ASC 320, “Investments — Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. As of December 31, 2010, we recorded $790,000 in OTTI charges in earnings on one available-for-sale security.

In 2010, we had an investment securities in mutual funds (“Special Series A Shares”) with an aggregate carrying value of $925,000. During 2010, the issuer of such securities completed a comprehensive restructuring which resulted in the exchange of our Special Series A shares into common shares of the issuer. Based on the closing price of the share at September 30, 2010, we recorded an OTTI charge of $790,000 to write down the value of the investment securities to its fair value.

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2010 and 2009:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
	(In Thousands)

December 31, 2010:
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Collateralized Mortgage Obligations	2,330	99,993	20	—	—	—	2,330	99,993	20
Municipal Bonds	1,440	16,907	11	—	—	—	1,440	16,907	11
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Other Securities	3	1,997	2	43	957	1	46	2,954	3
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

December 31, 2009:
Mortgage-Backed Securities	$144	$14,584	3	$—	$—	—	$144	$14,584	3
Municipal Bonds	12	303	1	80	793	1	92	1,096	2
U.S. Government Agency Securities	562	32,764	6	—	—	—	562	32,764	6
Other Securities	24	1,976	2	38	961	1	62	2,937	3

	$742	$49,627	12	$118	$1,754	2	$860	$51,381	14

The impairment losses described previously are not included in the table above as the impairment losses were recorded. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2010 and 2009 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2010. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of December 31, 2010. Because the decline in fair value is attributable to changes in interest rates or widening

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2010, all of them are issued and guaranteed by U.S. government sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and no concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired

FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2010 and 2009 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2010 and 2009 are warranted.

Investment securities available for sale with carrying values of $118.0 million and $91.6 million as of December 31, 2010 and 2009, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Gross Realized Gains on Sales of Investment Securities	$228	$2,327	$618
Gross Realized Losses on Sales of Investment Securities	(106)	(494)	(541)

Net Realized Gains on Sales of Investment Securities	$122	$1,833	$77

Proceeds from Sales of Investment Securities	$31,832	$93,685	$28,501
Tax Expense on Sales of Investment Securities	$52	$771	$32

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

There were $122,000, $1.8 million and $77,000 in net realized gains on sales of securities available for sale during the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, $3.6 million ($2.1 million, net of income taxes) of net unrealized losses arose during the year and was included in comprehensive income and $205,000 ($119,000, net of income taxes) of previously net unrealized gains were realized in earnings. In 2009, $515,000 ($298,000, net of income taxes) of net unrealized gains arose during the year and was included in comprehensive income and $220,000 ($127,000, net of income taxes) of previously net unrealized gains were realized in earnings. In 2008, $281,000 ($163,000, net of income taxes) of net unrealized gains arose during the year and was included in comprehensive income and $435,000 ($252,000, net of income taxes) of previously net unrealized gains were realized in earnings.

NOTE 5 — LOANS

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure change, strategic planning revisions, concentrations of credit, planning revisions, loan delinquencies and no-performing loans, problem loans, and policy adjustments.

Real estate loans are subject to loans secured by liens or interest in real estate, to provide purchase, construction, refinance on real estate properties. Commercial and industrial loans are consisted of commercial term loans, commercial lines of credit, and SBA loans. Consumer loans are consisted of auto loans, credit cards, personal loans, and home equity lines of credit. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

Concentrations of Credit: The majority of the Bank’s loan portfolio consists of commercial real estate loans and commercial and industrial loans. The Bank has been diversifying and monitoring commercial real estate loan portfolio by portfolio diversification based on property types, tightening underwriting standards, and portfolio liquidity and management and has not exceeded certain specified limits set forth in the Bank’s loan policy. Most of the Bank’s lending activity occurs within the Southern California.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

Loans Receivable

Loans receivable consisted of the following:

	December 31,
	2010	2009
	(In Thousands)

Real Estate Loans:
Commercial Property	$729,222	$839,598
Construction	60,995	126,350
Residential Property	62,645	77,149

Total Real Estate Loans	852,862	1,043,097

Commercial and Industrial Loans: (1)
Commercial Term Loans	1,118,999	1,420,034
Commercial Lines of Credit	59,056	101,159
SBA Loans	105,688	134,521
International Loans	44,167	53,488

Total Commercial and Industrial Loans	1,327,910	1,709,202

Consumer Loans	50,300	63,303

Total Gross Loans	2,231,072	2,815,602
Allowance for Loans Losses	(146,059)	(144,996)
Deferred Loan Fees	(566)	(1,552)

Loans Receivable, Net	$2,084,447	$2,669,054

(1)	Commercial and industrial loans include owner-occupied property loans of $894.8 million and $1.12 billion as of December 31, 2010 and December 31, 2009, respectively.

Accrued interest on loans receivable amounted to $6.5 million and $9.3 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, loans receivable totaling $1.03 billion and $1.38 billion, respectively, were pledged to secure FHLB advances and the FRB’s federal discount window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows:

	As of and for the Year Ended December 31,
	2010		2009		2008
		Allowance		Allowance		Allowance
		for Off-		for Off-		for Off-
	Allowance	Balance	Allowance	Balance	Allowance	Balance
	for Loan	Sheet	for Loan	Sheet	for Loan	Sheet
	Losses	Items	Losses	Items	Losses	Items
	(In Thousands)

Balance at Beginning of Year	$144,996	$3,876	$70,986	$4,096	$43,611	$1,765
Provision Charged to Operating Expense	122,955	(459)	196,607	(220)	73,345	2,331
Loans Charged Off	(131,823)	—	(125,380)	—	(48,152)	—
Recoveries	9,931	—	2,783	—	2,182	—

Balance at End of Year	$146,059	$3,417	$144,996	$3,876	$70,986	$4,096

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

The following table details the information on the allowance for credit losses by portfolio segment for the year ended December 31, 2010 and 2009.

		Commercial
	Real Estate	and Industrial	Consumer	Unallocated	Total
	(Dollars in Thousands)

2010
Allowance for Loan Losses:
Beginning Balance	$30,081	$112,225	$2,690	$—	$144,996
Charge-Offs	31,514	99,037	1,272	—	131,823
Recoveries on Loans Previously Charged Off	3,131	6,623	177	—	9,931
Provision	31,068	89,175	484	2,228	122,955

Ending Balance	$32,766	$108,986	$2,079	$2,228	$146,059

Ending Balance: Individually Evaluated for Impairment	$3,342	$25,714	$393	$—	$29,449

Ending Balance: Collectively Evaluated for Impairment	$29,423	$83,272	$1,686	$2,228	$116,611

Loans Receivable:
Ending Balance	$852,861	$1,327,911	$50,300	$—	$2,231,072

Ending Balance: Individually Evaluated for Impairment	$83,788	$112,101	$934	$—	$196,823

Ending Balance: Collectively Evaluated for Impairment	$769,073	$1,215,810	$49,366	$—	$2,034,249

2009
Allowance for Loan Losses:
Beginning Balance	$10,136	$58,866	$1,584	$400	$70,986
Charge-Offs	27,262	95,768	2,350	—	125,380
Recoveries on Loans Previously Charged Off	5	2,650	128	—	2,783
Provision	47,202	146,477	3,328	(400)	196,607

Ending Balance	$30,081	$112,225	$2,690	$—	$144,996

Ending Balance: Individually Evaluated for Impairment	$1,596	$21,029	$523	$—	$23,148

Ending Balance: Collectively Evaluated for Impairment	$28,484	$91,196	$2,167	$—	$121,847

Loans Receivable:
Ending Balance	$1,043,097	$1,709,202	$63,303	$—	$2,815,602

Ending Balance: Individually Evaluated for Impairment	$77,353	$121,788	$524	$—	$199,665

Ending Balance: Collectively Evaluated for Impairment	$965,744	$1,587,414	$62,779	$—	$2,615,937

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign appropriate grade for each and every loan in our loan

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

portfolio on a grade of 0 to 8. Pass-grade (0 to 4) loans are reviewed for reclassification on an annual basis, while criticized (5) and classified (6 and 7) loans are reviewed semi-annually. Additional adjustments may be made daily as needed. The loan grade definitions are as follows:

Pass: pass loans are loans conforming in all respects to Bank policy and regulatory requirements, that do not exhibit any potential or defined weaknesses as defined under Special Mention, Substandard or Doubtful. This is the lowest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. Following are sub categories within Pass grade:

Pass 0: loans secured in full by cash or cash equivalents.

Pass 1: requires a very strong, well-structured credit relationship with an established borrower. The relationship should be supported by audited financial statements indicating cash flow, well in excess of debt service requirement, excellent liquidity, and very strong capital.

Pass 2: requires a well-structured credit that may not be as seasoned or as high quality as grade 1. Capital, liquidity, debt service capacity, and collateral coverage must all be well above average, this category includes individuals with substantial net worth centered in liquid assets and strong income.

Pass 3: loans or commitments to borrowers exhibiting a fully acceptable credit risk. These borrowers should have sound balance sheet proportions and significant cash flow coverage, although they may be somewhat more leveraged and exhibit grater fluctuations in earning and financing but generally would be considered very attractive to the Bank as a borrower. The borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans which are designated this grade must have characteristics that place them well above the minimum underwriting requirements. Asset-based borrowers assigned this grade must exhibit extremely favorable leverage and cash flow characteristics and consistently demonstrate a high level of unused borrowing capacity

Pass 4: loans or commitments to borrowers exhibiting either somewhat weaker balance sheet proportions or positive, but inconsistent, cash flow coverage. These borrowers may exhibit somewhat greater credit risk, and as a result of this the Bank may have secured its exposure in an effort to mitigate the risk. If so, the collateral taken should provide an unquestionable ability to repay the indebtedness in full through liquidation, if necessary. Cash flows should be adequate to cover debt service and fixed obligations, although there may be a question about the borrower’s ability to provide alternative sources of funds in emergencies. Better quality real estate and asset-based borrowers who fully comply with all underwriting standards and are performing according to projections would be assigned this grade.

Special Mention or 5: Special Mention credits are potentially weak, as the borrower is exhibiting deteriorating trends which, if not corrected, could jeopardize repayment of the debt and result in a substandard classification. Credits which have significant actual, not potential, weaknesses are considered more severely classified.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

Substandard or 6: A Substandard credit has a well-defined weakness that jeopardizes the liquidation of the debt. A credit graded Substandard is not protected by the sound worth and paying capacity of the borrower, or of the value and type of collateral pledged. With a Substandard loan, there is a distinct possibility that the Bank will sustain some loss if the weaknesses or deficiencies are not corrected.

Doubtful or 7: A Doubtful credit is one that has critical weaknesses that would make the collection or liquidation of the full amount due improbable. However, there may be pending events which may work to strengthen the credit, and therefore the amount or timing of a possible loss cannot be determined at the current time.

Loss or 8: Loans classified Loss are considered uncollectible and of such little value that their continuance as bank-able assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Loans classified Loss will be charged off in a timely manner.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

	Pass	Criticized	Classified
	(Grade 0-4)	(Grade 5)	(Grade 6-7)	Total Loans
	(In Thousands)

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$302,696	$18,507	$38,568	$359,771
Land	3,845	—	37,353	41,198
Other	265,957	20,804	41,493	328,254
Construction	12,958	25,897	22,139	60,994
Residential Property	59,329	—	3,315	62,644
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	134,709	24,620	63,739	223,068
Secured by Real Estate	617,200	107,645	171,086	895,931
Commercial Lines of Credit	40,195	8,019	10,841	59,055
SBA Loans	68,994	731	35,965	105,690
International Loans	38,447	4,693	1,027	44,167
Consumer Loans	48,027	347	1,926	50,300

Total	$1,592,357	$211,263	$427,452	$2,231,072

December 31, 2009:
Real Estate Loans:
Commercial Property
Retail	$352,021	$6,105	$56,914	$415,040
Land	3,357	2,638	59,654	65,649
Other	306,881	10,484	41,545	358,910
Construction	90,348	16,696	19,305	126,349
Residential Property	72,646	—	4,503	77,149
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	207,544	15,240	64,261	287,045
Secured by Real Estate	846,023	67,593	219,373	1,132,989
Commercial Lines of Credit	74,821	14,593	11,744	101,158
SBA Loans	98,986	1,845	33,691	134,522
International Loans	41,680	7,404	4,404	53,488
Consumer Loans	62,830	—	473	63,303

Total	$2,157,137	$142,598	$515,867	$2,815,602

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

The following is an aging analysis of past due loans, disaggregated by class of loan, as of December 31, 2010 and 2009:

							Accruing
			90 Days or				90 Days or
	30-59 Days	60-89 Days	More Past	Total Past			More Past
	Past Due	Past Due	Due	Due	Current	Total Loans	Due
	(In Thousands)

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$7,857	$7,857	$351,913	$359,770	$—
Land	—	—	25,725	25,725	15,471	41,196	—
Other	—	—	7,212	7,212	321,043	328,255	—
Construction	10,409	—	8,477	18,886	42,108	60,994	—
Residential Property	522	—	1,240	1,762	60,883	62,645	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	2,208	2,781	6,842	11,831	211,237	223,068	—
Secured by Real Estate	5,111	3,720	10,530	19,361	876,570	895,931	—
Commercial Lines of Credit	454	—	1,745	2,199	56,857	59,056	—
SBA Loans	2,287	8,205	13,957	24,449	81,241	105,690	—
International Loans	—	—	—	—	44,167	44,167	—
Consumer Loans	596	202	865	1,663	48,637	50,300	—

Total	$21,587	$14,908	$84,450	$120,945	$2,110,127	$2,231,072	$—

December 31, 2009:
Real Estate Loans:
Commercial Property
Retail	$—	$846	$16,622	$17,468	$397,572	$415,040	$—
Land	—	—	8,997	8,997	56,651	65,648	—
Other	1,310	2,340	14,171	17,821	341,089	358,910	—
Construction	—	—	15,185	15,185	111,165	126,350	—
Residential Property	603	751	2,111	3,465	73,684	77,149	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	5,231	8,599	9,768	23,598	263,447	287,045	—
Secured by Real Estate	15,924	2,283	34,836	53,043	1,079,946	1,132,989	—
Commercial Lines of Credit	1,790	53	1,671	3,514	97,645	101,159	—
SBA Loans	5,066	11,611	24,396	41,073	93,448	134,521	—
International Loans	—	594	—	594	52,894	53,488	—
Consumer Loans	637	245	373	1,255	62,048	63,303	67

Total	$30,561	$27,322	$128,130	$186,013	$2,629,589	$2,815,602	$67

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

Impaired Loans

Loans are considered impaired specifically when, non-accrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; or Troubled Debt Restructuring (TDR) loans to offer terms not typically granted by the Bank or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or Substandard loans in the amount over 5% of the Bank’s Tier 1 Capital; or a deterioration in the borrower’s financial condition raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

We evaluate loan impairment in accordance with applicable GAAP. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, loans that are considered impaired are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

The following table provides information on impaired loans, disaggregated by class of loan, as of the dates indicated:

		Unpaid	With No Related	With an		Average
	Recorded	Principal	Allowance	Allowance	Related	Recorded
	Investment	Balance	Recorded	Recorded	Allowance	Investment
	(In thousands)

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543	$21,190
Land	35,207	35,295	5,482	29,725	1,485	40,858
Other	11,357	11,476	10,210	1,147	33	15,342
Construction	17,691	17,831	13,992	3,699	280	12,311
Residential Property	1,926	1,990	1,926	—	—	2,383
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	17,847	18,799	6,465	11,382	10,313	18,460
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831	101,617
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321	4,988
SBA Loans	17,715	18,544	7,112	10,603	2,122	23,213
International Loans	127	141	—	127	127	397
Consumer Loans	934	951	393	541	393	639

Total	$204,690	$208,588	$88,492	$116,198	$29,448	$241,398

December 31, 2009:
Real Estate Loans:
Commercial Property
Retail	$19,233	$19,430	$17,170	$2,063	$120	$15,834
Land	22,960	22,978	19,889	3,071	461	10,801
Other	16,640	16,924	14,747	1,893	176	17,283
Construction	15,185	15,204	9,823	5,362	444	23,677
Residential Property	3,335	3,459	1,989	1,346	395	2,512
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	19,094	19,373	2,680	16,414	14,806	17,777
Secured by Real Estate	83,875	84,528	48,806	35,069	4,075	98,898
Commercial Lines of Credit	1,906	1,951	1,345	561	343	2,235
SBA Loans	20,040	20,567	10,126	9,914	1,805	17,033
International Loans	739	742	739	—	—	1,717
Consumer Loans	524	531	—	524	524	890

Total	$203,531	$205,687	$127,314	$76,217	$23,149	$208,657

For the year ended December 31, 2010 and 2009, we recognized interest income on one impaired commercial term loan secured by real estate of $402,000 and $1.0 million, respectively. Except for such loan,

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

no interest income was recognized on impaired loans subsequent to classification as impaired in 2010 and 2009. No interest income was recognized on impaired loans subsequent to classification as impaired in 2008.

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance with Their Original Terms	$20,848	$17,471	$7,327
Less: Interest Income Recognized on Impaired Loans (1)	(11,473)	(9,569)	(5,422)

Interest Foregone on Impaired Loans	$9,375	$7,902	$1,905

(1)     Includes interest income recognized on an accrual basis prior to classification as impaired.

There were no commitments to lend additional funds to borrowers whose loans are included above.

Non-Accrual loans

Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

The following table details non-accrual loans, disaggregated by class of loan, for the periods indicated:

	December 31,
	2010	2009
	(In Thousands)

Real Estate Loans:
Commercial Property
Retail	$10,998	$19,234
Land	25,725	22,960
Other	8,953	16,734
Construction	17,691	15,185
Residential Property	1,926	3,335

Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	17,065	24,003
Secured by Real Estate	31,053	78,673
Commercial Lines of Credit	2,798	1,906
SBA Loans	25,054	34,540
International Loans	127	739

Consumer Loans	1,047	622

Total	$142,437	$217,931

The following table details non-performing assets for the periods indicated:

	December 31,
	2010	2009
	(In Thousands)

Non-Accrual Loans	$142,437	$217,931
Loans 90 Days or More Past Due and Still Accruing	—	67

Total Non-Performing Loans	142,437	217,998
Other Real Estate Owned	4,089	26,306

Total Non-Performing Assets	$146,526	$244,304

Loans on non-accrual status, excluding loans held for sale, totaled $142.4 million as of December 31, 2010, compared to $217.9 million as of December 31, 2009, representing a 34.6 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $120.9 million as of December 31, 2010, compared to $186.3 million as of December 31, 2009, representing a 35.1 percent decrease.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 5 — LOANS (Continued)

As of December 31, 2010, other real estate owned consisted of eight properties, primarily located in California, with a combined net carrying value of $4.1 million. For the year ended December 31, 2010, fourteen properties, with a carrying value of $13.0 million, were transferred from loans receivable to other real estate owned and eighteen properties, with a carrying value of $26.1 million, were sold and a net loss of $196,000 was recognized. As of December 31, 2009, other real estate owned consisted of twelve properties with a combined net carrying value of $26.3 million.

Troubled Debt Restructured Loans

There were no commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings. As of December 31, 2010, troubled debt restructured loans, excluding loans held for sale, totaled $72.2 million and the related allowance was $10.2 million. As of December 31, 2009, troubled debt restructured loans, excluding loans held for sale, totaled $36.7 million and the related allowance was $581,000. As of December 31, 2008, troubled debt restructured loans totaled $24.2 million and the related allowance was $714,000.

Servicing Assets

The changes in servicing assets were as follows for the periods indicated:

	December 31,
	2010	2009
	(In Thousands)

Balance at Beginning of Year	$3,842	$3,791
Additions	81	874
Changes in Valuation Allowance	—	—
Amortization	(1,033)	(823)

Balance at End of Year	$2,890	$3,842

At December 31, 2010 and 2009, we serviced loans sold to unaffiliated parties in the amounts of $191.1 million and $233.1 million, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 6 — PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment:

	December 31,
	2010	2009
	(In Thousands)

Land	$6,120	$6,120
Buildings and Improvements	9,115	9,035
Furniture and Equipment	15,377	14,468
Leasehold Improvements	11,238	11,240
Software	862	862

	42,712	41,725
Accumulated Depreciation and Amortization	(25,113)	(23,068)

Total Premises and Equipment, Net	$17,599	$18,657

Depreciation and amortization expense totaled $2.3 million, $2.6 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7 — OTHER INTANGIBLE ASSETS

Other intangible assets were as follows:

		December 31, 2010			December 31, 2009
		Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In Thousands)

Other Intangible Assets:
Core Deposit Intangible	8 years	$13,137	$(12,687)	$450	$13,137	$(11,822)	$1,315
Trade Names	20 years	970	(194)	776	970	(146)	824
Client/Insured Relationships	10 years	770	(308)	462	770	(231)	539
Non-Compete Agreements	5 years	600	(480)	120	600	(360)	240
Carrier Relationships	15 years	580	(155)	425	580	(116)	464

Total Other Intangible Assets		$16,057	$(13,824)	$2,233	$16,057	$(12,675)	$3,382

The weighted-average amortization period for other intangible assets is 9.0 years. The total amortization expense for other intangible assets was $1.1 million, $1.6 million and $2.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 7 — OTHER INTANGIBLE ASSETS (Continued)

Estimated future amortization expense related to other intangible assets for each of the next five years is as follows:

Year Ending
December 31,	Amount
(In Thousands)

2011	$700
2012	$198
2013	$165
2014	$164
2015	$164

As of December 31, 2010 and 2009, management is not aware of any circumstances that would indicate impairment of other intangible assets. There were no impairment charges related to other intangible asset recorded through earnings in 2010 or 2009.

NOTE 8 — DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits are as follows:

	Time
	Deposits	Other
Year Ending	of $100,000	Time
December 31,	or More	Deposits	Total
	(In Thousands)

2011	$597,993	$211,516	$809,509
2012	516,747	71,711	588,458
2013	3,881	1,421	5,302
2014	—	60	60
2015	—	128	128
Thereafter	—	—	—

Total	$1,118,621	$284,836	$1,403,457

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Savings	$3,439	$2,328	$2,093
Money Market Checking and NOW Accounts	4,936	9,786	19,909
Time Deposits of $100,000 or More	19,529	34,807	43,598
Other Time Deposits	6,504	29,325	18,753

Total Interest Expense on Deposits	$34,408	$76,246	$84,353

Accrued interest payable on deposits totaled $9.1 million and $8.5 million at December 31, 2010 and

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 8 — DEPOSITS (Continued)

2009, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2010 and 2009 were $2.6 million and $2.9 million, respectively.

On October 3, 2008, FDIC deposit insurance on most accounts was increased from $100,000 to $250,000. This increase is in place until the end of 2013. As of December 31, 2010, time deposits of more than $250,000 were $392.4 million.

NOTE 9 — FHLB ADVANCES AND OTHER BORROWINGS

FHLB advances and other borrowings consisted of the following:

	December 31,
	2010	2009
	(In Thousands)

FHLB Advances	$153,650	$153,978
Note Issued to U.S. Treasury	1,570	1,747

Total FHLB Advances and Other Borrowings	$155,220	$155,725

FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

	December 31, 2010
		Weighted-
		Average
		Interest
Year of Maturity	Amount	Rate
	(Dollars in Thousands)

2011	$150,000	0.76%
2012	—	—
2013	—	—
2014	3,650	5.27%

	$153,650	0.87%

The following is financial data pertaining to FHLB advances:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)

Weighted-Average Interest Rate at End of Year	0.87%	0.88%	1.21%
Weighted-Average Interest Rate During the Year	0.88%	1.32%	2.81%
Average Balance of FHLB Advances	$158,531	$257,529	$498,875
Maximum Amount Outstanding at Any Month-End	$153,951	$411,156	$597,472

We have pledged investment securities available for sale and loans receivable with carrying values of $111.3 million and $657.8 million, respectively, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $444.2 million, of which

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 9 — FHLB ADVANCES AND OTHER BORROWINGS (Continued)

$290.5 million remained available as of December 31, 2010. At December 31, 2010, we had $146.3 million available for use through the Fed Discount Window, as we pledged loans with a carrying value of $376.6 million, and there were no borrowings.

At December 31, 2010, advances from the FHLB were $153.7 million, a decrease of $328,000, or 0.2 percent, from the December 31, 2009 balance of $154.0 million. FHLB advances at December 31, 2010 with a remaining maturity of less than one year were $150.0 million, and the weighted-average interest rate thereon was 0.76 percent.

For the years ended December 31, 2010, 2009 and 2008, interest expense on FHLB advances and other borrowings totaled $1.4 million, $3.4 million and $14.4 million, respectively, and the weighted-average interest rates were 0.88 percent, 1.31 percent and 2.82 percent, respectively.

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES

During the first half of 2004, we issued three junior subordinated notes to finance the purchase of Pacific Union Bank. The outstanding subordinated debentures related to these offerings totaled $82.4 million at December 31, 2010 and 2009 as follows:

		Trust	Interest			Junior
		Preferred	Rate as of			Subordinated	Final
		Securities	December 31,	Fixed/	Interest Rate	Debt Owed	Maturity
Description	Issuance(1)	Outstanding	2009	Adjustable	Basis	to Trusts(2)	Date

Hanmi Capital Trust I	1/8/2004	$30,000	3.15%	Adjustable quarterly	3 month LIBOR + 2.90%	$30,928	1/15/2034
Hanmi Capital Trust II	3/15/2004	$30,000	3.15%	Adjustable quarterly	3 month LIBOR + 2.90%	$30,928	3/15/2034
Hanmi Capital Trust III	4/28/2004	$20,000	2.91%	Adjustable quarterly	3 month LIBOR + 2.63%	$20,619	4/30/2034

(1)	Each issue of junior subordinated debentures may be redeemed in whole or in part by us after five years from the first interest payment date.

(2)	Junior subordinated debt includes the funding cost of $69,000

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES (Continued)

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

In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $6.9 million and $4.1 million at December 31, 2010 and December 31, 2009, respectively.

The trust preferred securities issued by the trusts are included in our Tier 1 capital for regulatory purposes, subject to quantitative and qualitative limits. Under the rules issued by FRB, restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital.

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

For the years ended December 31, 2010, 2009 and 2008, interest expense on the junior subordinated debentures totaled $2.8 million, $3.3 million and $5.1 million, respectively, and the weighted-average interest rates were 3.41 percent, 3.97 percent and 6.14 percent, respectively.

NOTE 11 — INCOME TAXES

In June 2006, the FASB issued FASB ASC 740, “Income Taxes.” FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FASB ASC 740, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 11 — INCOME TAXES (Continued)

sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

We adopted the provisions of FASB ASC 740 on January 1, 2007, and there was no material effect on the consolidated financial statements as of the date of the adoption. Because of the implementation, there was no cumulative effect related to adopting FASB ASC 740. However, certain amounts were reclassified on the Consolidated Balance Sheets in order to comply with the requirements of FASB ASC 740.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,	December 31,
	2010	2009
	(In Thousands)

Unrecognized Tax Benefits at Beginning of Year	$1,819	$1,437
Gross Increases for Tax Positions of Prior Years	198	589
Gross Decreases for Tax Positions of Prior Years	—	(167)
Increases in Tax Positions for Current Year	—	80
Decrease due to FTB Audit result	(526)	—
Transfer to current state tax reserve	(336)	—
Lapse in Statute of Limitations	(200)	(120)

Unrecognized Tax Benefits at End of Year	$955	$1,819

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $955,000, $1.8 million and $1.4 million as of December 31, 2010, December 31, 2009 and January 1, 2008, respectively.

During 2010, we reversed accrued interest of $136,000 mainly due to the audit result from the Franchise Tax Board for the tax year 2005 to 2007. During 2009 and 2008, we accrued interest of $108,000 and $58,000, respectively, for uncertain tax benefits. As of December 31, 2010, 2009 and 2008, the total amount of accrued interest related to uncertain tax positions, net of federal tax benefit, was $88,000, $225,000 and $117,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.

Unrecognized tax benefits primarily include state exposures from California Enterprise Zone interest deductions and income tax treatment for prior business acquisition costs. We believe that it is reasonably possible that certain remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2011 because of a lapse of the statute of limitations. We anticipate an insignificant net change in the unrecognized tax benefits related to prior business acquisition costs, which will increase due to additional unrecognized tax benefits and decrease due to the lapse of the statute of limitations during 2011. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next 12 months.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 11 — INCOME TAXES (Continued)

In April 2010, we received the Notice of Proposed Assessment from the California Franchise Tax Board for the tax year 2005 to 2007 and adjusted the unrecognized tax benefit amount accordingly. Hanmi Financial Corporation and its subsidiaries’ state income tax returns are open to audit under the statute of limitations by various state tax authorities for the years ended December 31, 2006 through 2009. We are currently under audit from the Internal Revenue Service for the years ended December 31, 2007 through 2009. Management does not anticipate any material changes in our financial statements due to the result of this audit.

A summary of the provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Current Expense:
Federal	$(3,224)	$(56,829)	$7,020
State	(349)	(312)	2,879

	(3,573)	(57,141)	9,899

Deferred Expense:
Federal	3,561	18,343	(7,590)
State	—	7,673	(3,664)
	3,561	26,016	(11,254)

Provision (Benefit) for Income Taxes	$(12)	$(31,125)	$(1,355)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 11 — INCOME TAXES (Continued)

Deferred tax assets and liabilities were as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred Tax Assets:
Credit Loss Provision	$69,532	$64,254
Depreciation	1,203	1,618
Net Operating Loss Carryforward	39,994	17,758
Unrealized Loss on Securities Available for Sale, Interest-Only Strips	988	—
Tax Credit	4,059	587
State Taxes	90	—
Other	4,259	3,844

Total Deferred Tax Assets	120,125	88,061

Deferred Tax Liabilities:
Mark to Market	(21,696)	(32,287)
Purchase Accounting	(3,747)	(4,260)
Unrealized Gain on Securities Available for Sale, Interest-Only Strips	—	(602)
State Taxes	—	(53)
Other	(2,003)	(2,017)

Total Deferred Tax Liabilities	(27,446)	(39,219)

Valuation Allowance	(92,679)	(45,234)

Net Deferred Tax Assets	$—	$3,608

The tax benefit of deductible temporary differences and tax carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be “more likely than not.” As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced. In conducting the analysis of the recoverability of our deferred tax assets, we determined that establishing a valuation allowance of $92.7 million and recording a net deferred tax assets balance of zero was appropriate given our historical losses. The remaining net deferred tax asset of $3.6 million at December 31, 2009 represented the amount of benefit we would receive in the future based on the carryback of future taxable losses against 2008 taxable income and properly recognized in our income statement during 2010.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 11 — INCOME TAXES (Continued)

A reconciliation between the federal statutory income tax rate and the effective tax rate was as follows:

	Year Ended December 31,
	2010	2009	2008

Federal Statutory Income Tax Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefits	(0.1)%	(3.4)%	0.5%
Tax-Exempt Municipal Securities	0.1%	0.5%	0.9%
Tax Credit — Federal	1.5%	0.7%	0.9%
Other	1.6%	0.3%	0.3%
Valuation Allowance	(38.0)%	(12.8)%	—
Impairment Loss on Goodwill	—	—	(36.3)%

Effective Tax Rate	0.1%	20.3%	1.3%

During 2010, we received a Federal tax refund of $50.0 million related to net operating loss carryback and at December 31, 2010, there was net current taxes receivable of $9.2 million which we can claim in the future. Net current taxes receivable at December 31, 2009 was $56.6 million.

NOTE 12 — SHARE-BASED COMPENSATION

At December 31, 2010, we had two incentive plans, the Year 2000 Stock Option Plan (the “2000 Plan”) and, the 2007 Equity Compensation Plan (the “2007 Plan” and with the 2000 Plan, the “Plans”), which replaced the Year 2000 Stock Option Plan. The 2007 Plan provides for grants of non-qualified and incentive stock options, restricted stock, stock appreciation rights and performance shares to non-employee directors, officers, employees and consultants of Hanmi Financial and its subsidiaries. The 2000 plan provided for the grant of non-qualified and incentive stock options. Although no future stock options may be granted under the 2000 plan, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2000 Plan.

Under the 2007 Plan, we may grant equity incentive awards for up to 3,000,000 shares of common stock. As of December 31, 2010, 2,446,333 shares were still available for issuance under the 2007 Plan.

The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Share-Based Compensation Expense	$1,012	$906	$1,036
Related Tax Benefits	$426	$381	$436

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (Continued)

As of December 31, 2010, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)

Stock Option Awards	$407	1.2 years
Restricted Stock Awards	219	2.8 years

Total Unrecognized Share-Based Compensation Expense	$626	1.8 years

2007 Equity Compensation Plan and 2000 Stock Option Plan

Stock Options

All stock options granted under the 2007 Plan have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted under the 2007 Plan generally vest based on 5 years of continuous service and expire 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options.

The weighted-average estimated fair value per share of options granted under the Plans was as follows:

	Year Ended December 31,
	2010	2009	2008

Weighted-Average Estimated Fair Value Per Share of Options Granted	$—	$0.64	$1.54

The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Weighted-Average Assumptions:
Dividend Yield	—	0.00%	1.78%
Expected Volatility	—	51.28%	35.89%
Expected Term	—	5.0 years	3.1 years
Risk-Free Interest Rate	—	1.89%	3.04%

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (Continued)

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Grant Date Fair Value of Options Granted	$—	$173	$216
Fair Value of Options Vested	$538	$993	$1,249
Total Intrinsic Value of Options Exercised (1)	$14	$—	$—
Cash Received from Options Exercised	$22	$—	$—
Actual Tax Benefit Realized from Tax Deductions on Options Exercised	$—	$—	$—

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price Per	of	Price Per	of	Price Per
	Shares	Share	Shares	Share	Shares	Share

Options Outstanding at Beginning of Year	1,180,358	$11.78	1,323,467	$14.05	1,472,766	$15.33
Options Granted	—	$—	270,000	$1.39	140,000	$6.28
Options Exercised	(16,000)	$1.35	—	$—	—	$—
Options Forfeited	(8,200)	$17.12	(154,111)	$11.93	(208,467)	$17.36
Options Expired	(89,267)	$11.38	(258,998)	$12.45	(80,832)	$15.33

Options Outstanding at End of Year	1,066,891	$11.93	1,180,358	$11.78	1,323,467	$14.05

Options Exercisable at End of Year	796,691	$13.94	743,958	$14.21	778,245	$13.51

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (Continued)

The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Non-Vested Options Outstanding at Beginning of Year	436,400	$2.71	545,222	$4.79	855,132	$5.47
Options Granted	—	$—	270,000	$0.64	140,000	$1.54
Options Vested	(158,000)	$3.41	(224,711)	$4.42	(241,443)	$5.17
Options Forfeited	(8,200)	$5.50	(154,111)	$3.96	(208,467)	$4.92

Non-Vested Options Outstanding at End of Year	270,200	$2.22	436,400	$2.71	545,222	$4.79

As of December 31, 2010, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
			Weighted-	Weighted-			Weighted-	Weighted-
			Average	Average			Average	Average
			Exercise	Remaining			Exercise	Remaining
Exercise	Number	Intrinsic	Price Per	Contractual	Number	Intrinsic	Price Per	Contractual
Price Range	of Shares	Value(1)	Share	Life	of Shares	Value(1)	Share	Life
	(Dollars in Thousands, Except Per Share Data)

$1.35 to $4.99	219,000	$—	$1.37	8.3 years	31,000	$—	$1.38	8.3 years
$5.00 to $9.99	168,191	—	$6.91	4.6 years	156,191	—	$6.71	4.4 years
$10.00 to $14.99	265,500	—	$13.51	3.2 years	265,500	—	$13.51	3.2 years
$15.00 to $19.99	342,200	—	$17.90	5.4 years	272,000	—	$17.91	5.3 years
$20.00 to $21.63	72,000	—	$21.63	5.9 years	72,000	—	$21.63	5.9 years

	1,066,891	$—	$11.93	5.4 years	796,691	$—	$13,94	4.6 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $1.15 as of December 31, 2010, and the exercise price, multiplied by the number of options.

Restricted Stock Awards

Restricted stock awards under the 2007 Plan become fully vested after three to five years of continued employment from the date of grant. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock are treated as cancelled shares.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (Continued)

The table below provides information for restricted stock awards under the 2007 Plan for the periods indicated:

	Year Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Restricted Stock at Beginning of Year	183,400	$1.87	20,200	$11.42	19,000	$13.48
Restricted Stock Granted	—	$—	205,000	$1.41	10,000	$6.68
Restricted Stock Forfeited	—	$—	(38,000)	$3.44	(5,000)	$8.21
Restricted Stock Vested	(37,800)	$2.19	(3,800)	$10.59	(3,800)	$10.59

Restricted Stock at End of Year	145,600	$1.77	183,400	$1.87	20,200	$11.42

NOTE 13 — STOCKHOLDERS’ EQUITY

Stock Warrants

As part of the agreement with the placement agency company executed on July 27, 2010, we issued warrants to purchase two million shares of common stock for services performed. The warrants have an exercise price of $1.20 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815-40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.07% used for the warrant is equal to the zero coupon rate in effect at the time of the grant.

Upon re-measuring the fair value of the stock warrants at December 31, 2010, the fair value decreased by $362,000, which we have included in other operating expenses for the year ended December 31, 2010. We used a weighted average expected stock volatility of 91.93% and an expected life assumption of five years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY (Continued)

cash dividends. The risk free rate of 2.10% used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.

NOTE 14 — EARNINGS (LOSS) PER SHARE

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		Weighted-
	Income	Average	Per
	(Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share amounts)

Year Ended December 31, 2010:
Basic EPS — Income Available to Common Stockholders	$(88,009)	94,322,222	$(0.93)
Effect of Dilutive Securities — Options and Warrants	—	—	—

Diluted EPS — Income Available to Common Stockholders	$(88,009)	94,322,222	$(0.93)

Year Ended December 31, 2009:
Basic EPS — Income Available to Common Stockholders	$(122,277)	47,570,361	$(2.57)
Effect of Dilutive Securities — Options and Warrants	—	—	—

Diluted EPS — Income Available to Common Stockholders	$(122,277)	45,570,361	$(2.57)

Year Ended December 31, 2008:
Basic EPS — Income Available to Common Stockholders	$(102,093)	45,872,541	$(2.23)
Effect of Dilutive Securities — Options and Warrants	—	—	—

Diluted EPS — Income Available to Common Stockholders	$(102,093)	45,872,541	$(2.23)

For the years ended December 31, 2010, 2009 and 2008, there were 3,212,491, 1,363,758 and 1,345,667 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because of a net loss or their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 15 — EMPLOYEE BENEFITS

401(k) Plan

We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. For the years ended December 31, 2010, 2009 and 2008, contributions to the 401(k) plan were $992,000, $1.1 million and $1.3 million, respectively.

Bank-Owned Life Insurance

In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

Deferred Compensation Plan

Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (“the DCP”). The DCP is a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The DCP is unfunded. As of December 31, 2010 and 2009, the liability for the deferred compensation plan and interest thereon was $78,000 and $75,000, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease our premises under non-cancelable operating leases. At December 31, 2010, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, was as follows:

Year Ending
December 31,	Amount
(In Thousands)

2011	$4,470
2012	4,180
2013	3,536
2014	2,154
2015	1,773
Thereafter	5,645

Total	$21,758

For the years ended December 31, 2010, 2009 and 2008, rental expenses recorded under such leases amounted to $5.7 million, $5.6 million and $5.2 million, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 16 — COMMITMENTS AND CONTINGENCIES (Continued)

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

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)

Commitments to Extend Credit	$178,424	$262,821
Standby Letters of Credit	15,226	17,225
Commercial Letters of Credit	11,899	13,544
Unused Credit Card Lines	24,649	23,408

Total Undisbursed Loan Commitments	$230,198	$316,998

NOTE 18 — SEGMENT REPORTING

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 19 — CUMULATIVE-EFFECT ADJUSTMENT FROM THE ADOPTION OF EITF
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

NOTE 20 — LIQUIDITY

Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2011. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of December 31, 2010, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $7.7 million, up from $3.5 million as of December 31, 2009.

Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. In an effort to preserve liquidity, the Bank deployed innovative products, such as Advantage and Diamond Freedom CDs, during the first nine months of 2010, and utilized Internet rate service providers in the first half of 2010. Through this campaign and the use of Internet rate service providers, the Bank achieved the objectives of maintaining adequate liquidity and significantly reducing its reliance on brokered deposits. As a result, total deposits decreased by $282.6 million, or 10.3 percent, from $2.75 billion as of December 31, 2009 to $2.47 billion as of December 31, 2010, primarily due to a $203.5 million decrease in brokered deposits. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31,

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 20 — LIQUIDITY (Continued)

2010, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of only $153.7 million that slightly decreased $328,000 in 2010.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of December 31, 2010, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $444.2 million and $290.5 million, respectively. The Bank’s FHLB borrowings as of December 31, 2010 totaled $153.7 million, representing 5.3 percent of total assets. As of March 9, 2011, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $435.1 million and $281.5 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had $295.0 million unpledged marketable securities that are available for sale at December 31, 2010. Also, the Bank had an available borrowing source of $146.3 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $376.6 million, and had no borrowings as of December 31, 2010. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2010, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

The Bank has Contingency Funding Plans (“CFPs”) designed to ensure that liquidity sources are sufficient to meet its ongoing obligations and commitments, particularly in the event of a liquidity contraction. The CFPs are designed to examine and quantify its liquidity under various “stress” scenarios. Furthermore, the CFPs provide a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. The CFPs address authority for activation and decision making, liquidity options and the responsibilities of key departments in the event of a liquidity contraction.

Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of December 31, 2010, in compliance with its regulatory restrictions, the Bank does not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 20 — LIQUIDITY (Continued)

The Bank believes that it nonetheless has adequate liquidity resources to fund its obligations with its interest-bearing deposits, unpledged marketable securities, and secured credit lines with the FHLB and Fed Discount Window.

NOTE 21 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEETS

	December 31,
	2010	2009
	(In Thousands)

ASSETS
Cash	$7,716	$3,486
Securities Available for Sale	774	794
Investment in Consolidated Subsidiaries	251,808	228,324
Investment in Trust Preferred Securities	2,475	2,475
Other Assets	1,654	1,538

TOTAL ASSETS	$264,427	$236,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior Subordinated Debentures	$82,406	$82,406
Other Liabilities	8,765	4,467
Stockholders’ Equity	173,256	149,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$264,427	$236,617

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Equity in Earnings (Losses) of Subsidiaries	$(82,705)	$(118,340)	$(97,040)
Other Expenses, Net	(5,339)	(6,057)	(8,610)
Income Tax Benefit	35	2,120	3,557

NET INCOME (LOSS)	$(88,009)	$(122,277)	$(102,093)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 21 — CONDENSED FINANCIAL INFORMATION OF PARENT
     COMPANY (Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(88,009)	$(122,277)	$(102,093)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating
Activities:
Losses of Subsidiaries	82,705	118,340	97,040
Share-Based Compensation Expense	1,013	906	1,036
Changes in Fair Value of Stock Warrants	(362)	—	—
(Increase) Decrease in Other Assets	(116)	200	(706)
Increase (Decrease) in Other Liabilities	2,706	3,311	(2,983)

Net Cash Provided (Used) In Operating Activities	(2,063)	480	(7,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends Received from Hanmi Bank	—	—	8,500
Payments from (to) Hanmi Bank	(110,000)	(6,000)	—

Net Cash Provided (Used) By Investing Activities	(110,000)	(6,000)	8,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options and Stock Warrants	22	—	—
Net Proceeds from Issuance of Common Stock in Offering	116,271	6,839	—
Cash Paid to Repurchase Stock Options and Stock Warrants	—	—	(70)
Cash Dividends Paid	—	—	(3,853)

Net Cash Provided (Used) In Financing Activities	116,293	6,839	(3,923)

NET INCREASE (DECREASE) IN CASH	4,230	1,319	(3,129)
Cash at Beginning of Year	3,486	2,167	5,296

CASH AT END OF YEAR	$7,716	$3,486	$2,167

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008 (Continued)

NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands; except per share amounts)

2010:
Interest and Dividend Income	$38,053	$36,171	$35,675	$34,613
Interest Expense	10,719	9,875	9,402	8,642

Net Interest Income Before Provision for Credit Losses	27,334	26,296	26,273	25,971
Provision for Credit Losses	57,996	37,500	22,000	5,000
Non-Interest Income	7,005	6,677	5,671	6,053
Non-Interest Expense	26,224	24,766	24,079	21,735

Income (Loss) Before Provision (Benefit) for Income Taxes	(49,881)	(29,293)	(14,135)	5,289
Provision (Benefit) for Income Taxes	(395)	(36)	442	(23)

NET INCOME (LOSS)	$(49,486)	$(29,257)	$(14,577)	$5,312

EARNINGS (LOSS) PER SHARE:
Basic	$(0.97)	$(0.57)	$(0.12)	$0.04
Diluted	$(0.97)	$(0.57)	$(0.12)	$0.04
2009:
Interest and Dividend Income	$48,015	$47,680	$45,495	$42,957
Interest Expense	24,885	24,544	18,977	14,512

Net Interest Income Before Provision for Credit Losses	23,130	23,136	26,518	28,445
Provision for Credit Losses	45,953	23,934	49,500	77,000
Non-Interest Income	8,380	7,678	8,213	7,839
Non-Interest Expense	18,252	25,703	23,689	22,710

Income (Loss) Before Provision for Income Taxes	(32,695)	(18,823)	(38,458)	(63,426)
Provision for Income Taxes	(15,499)	(9,288)	21,207	(27,545)

NET INCOME (LOSS)	$(17,196)	$(9,535)	$(59,665)	$(35,881)

EARNINGS (LOSS) PER SHARE:
Basic	$(0.37)	$(0.21)	$(1.26)	$(0.70)
Diluted	$(0.37)	$(0.21)	$(1.26)	$(0.70)

NOTE 23 — SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION

By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

Date:         March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 16, 2011.

/s/ Jay S. Yoo Jay S. Yoo President and Chief Executive Officer (Principal Executive Officer)	/s/ Brian E. Cho Brian E. Cho Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph K. Rho Joseph K. Rho Chairman of the Board	/s/ I Joon Ahn I Joon Ahn Director

/s/ John A. Hall John A. Hall Director	/s/ William J. Stolte William J. Stolte Director

/s/ Joon Hyung Lee Joon Hyung Lee Director	/s/ Paul (Seon-Hong) Kim Paul (Seon-Hong) Kim Director

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2010).
3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation, dated June, 23, 2004 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2010).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2010).
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated July 28, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2010).
3.5	Amended and Restated Bylaws of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3 filed with the SEC on February 4, 2010).
3.6	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated November 21, 2007 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3 filed with the SEC on February 4, 2010).
4	Specimen stock certificate representing Hanmi Financial Corporation Common Stock
4.1	Hanmi Financial Corporation Warrant for the Purchase of Shares of Common Stock, issued to Cappello Capital Corp., dated October 14, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 14, 2010).
10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as Exhibit D to Exhibit 10.1) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.1) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.1) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit
Number	Document

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as Exhibit D to Exhibit 10.6) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.6) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.6) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein, (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the SEC on August 9, 2004).
10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 11, 2008).†
10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007).†
10.18	Hanmi Financial Corporation Year 2000 Stock Option Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000).†
10.19	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the SEC on April 9, 2009).†
10.20	Hanmi Financial Corporation Amended and Restated 2007 Employee Stock Incentive Plan — Restricted Stock Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the SEC on April 9, 2009)†

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit
Number	Document

10.21	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the SEC on April 9, 2009).†
10.22	Employment Offer Letter with Brian E. Cho, executed November 1, 2007 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on December 3, 2007).†
10.23	Securities Purchase Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 15, 2009).
10.24	Registration Rights Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 15, 2009).
10.25	First Amendment to the Securities Purchase Agreement, dated July 31, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on August 3, 2009).
10.26	Amended and Restated Term Sheet, dated September 14, 2009, by and among Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners LLC (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on September 15, 2009).
10.27	Second Amendment to the Securities Purchase Agreement, dated September 28, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 2, 2009).
10.28	First Amendment to the Amended and Restated Term Sheet, dated September 28, 2009, by and between Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners, LLC (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 2, 2009).
10.29	Final Order, dated November 2, 2009, issued to Hanmi Bank by the California Department of Financial Institutions
10.30	Written Agreement, dated November 2, 2009, by and between Hanmi Financial Corporation and Hanmi Bank, on one hand, and the Federal Reserve Bank of San Francisco, on the other hand
10.31	Summary of 2010 Executive Retention Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 9, 2010). †
10.32	Securities Purchase Agreement, dated as of May 25, 2010, by and between Hanmi Financial and Woori Finance Holdings Co. Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on May 28, 2010).
10.33	Amendment No. 1 to the Securities Purchase Agreement, dated as of September [ • ] 2010, by and between Hanmi Financial and Woori Finance Holdings Co. Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 1, 2010).
10.34	Amendment No. 2 to the Securities Purchase Agreement, dated as of November 30, 2010, by and between Hanmi Financial and Woori Finance Holdings Co. Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on November 30, 2010).
10.35	Form of Indemnification Agreement
14	Code of Ethics (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit
Number	Document

21	Subsidiaries of the Registrant (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 29, 2008).
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Constitutes a management contract or compensatory plan or arrangement.