Form 10-K/A
period 2010-12-31
HANMI FINANCIAL CORP
filed 2011-04-29
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Documents Incorporated By Reference Herein: None.

Explanatory Statement to Form 10-K Amendment
The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors. The Company’s definitive proxy statement will not be filed before April 30, 2011 (i.e., within 120 days after the end of the Company’s 2010 fiscal year) pursuant to Regulation 14A. The reference on the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report on Form 10-K is hereby deleted.
In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.
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
ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
     None of the Directors or executive officers were selected or hired pursuant to any arrangement or understanding. There are no family relationships among the Directors or the executive officers of Hanmi Financial. As of the date hereof, no Director holds a directorship with a company that has a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.
     The following tables set forth information with respect to the Directors and executive officers of Hanmi Financial.

Name and Position	Age	Principal Occupation for Past Five Years and 10 Year Legal Proceedings
I Joon Ahn, Director	71	Principal Occupation:	Retired; President, Ace’s Fashion Company, a garment manufacturing company (1973 to 2001); Founder of Hanmi Bank and Hanmi Financial; former Chairman of our Boards, Hanmi Financial and Hanmi Bank; former member of the Korean American Chamber of Commerce and the Southern California International Trade Federation.

			Our Board believes that Mr. Ahn should serve as a Director because our Board believes that Mr. Ahn plays a critical role in connection to the Korean-American community. Mr. Ahn has founded and served on a number of important Korean-American organizations inclusive of the Korean-American Garment Association, the Southern California Korean Federation, the Korean-American Chamber of Commerce and the Southern California International Trade Federation. Additionally, Mr. Ahn is a founding member of Hanmi Bank.
		Director Since:	1982

John A. Hall, Director	61	Principal Occupation:	Retired; National Bank Examiner, Office of the Comptroller of the Currency (“OCC”), a division of the U.S. Treasury Department (1974 to 2005).

			Our Board believes that Mr. Hall should serve as a Director because our Board believes that Mr. Hall’s experience as a bank regulatory examiner, both in credit and operations, is valuable to Hanmi Bank. In his role with the OCC, he served as an examiner in charge of various larger banking institutions and most recently served in the credit position for the Wells Fargo Large Bank Team. Our Board believes that Mr. Hall’s experience as a bank regulatory examiner has provided him with financial expertise that is valuable in his role as Audit Committee Chairman and assisting Hanmi Bank in

Name and Position	Age	Principal Occupation for Past Five Years and 10 Year Legal Proceedings
			complying with applicable regulations.
		Director Since:	February 2009

Paul Seon-Hong Kim, Director	66	Principal Occupation:	Retired; President & CEO, Center Financial Corp/Center Bank for 9 years, converting it a Nasdaq company with 13-fold increase in total market cap (1998 to 2007); President & CEO, Uniti Financial/Uniti Bank (2008); served in various executive capacities inclusive of CCO and CFO, Hanmi Financial/Hanmi Bank (1986 to 1998); Adjunctive Professor, Cal State University (2007,2009);

			Our Board believes that Mr. Kim should serve as a Director because our Board believes that Mr. Kim’s many years of experience and long distinguished background in the banking industry gives him a valuable financial expertise understanding of the Korean-American banking community that Hanmi Bank serves.
		Director Since:	February 2009

Joon Hyung Lee, Director	67	Principal Occupation:	President, Root-3 Corporation, a property management, real estate investment, and development company (1983 to present); former Chairman of our Boards, Hanmi Financial and Hanmi Bank; former President of Byucksan America, Inc.; former President of Uniko Trading Co.; former Vice President of Nait Corporation; former Assistant Professor of Business Administration at Sung Kyun Kwan University in Korea; Master of Business Administration from New York University.

			Our Board believes that Mr. Lee should serve as a Director because our Board believes that Mr. Lee’s knowledge and connections to the real estate development and investment markets are important for Hanmi Bank and make him a valuable asset to Hanmi Bank, particularly in the area of asset/liability management. In addition to his property management experience, Mr. Lee has a general contractor’s license, a real estate broker’s license as well as international trading experience. Mr. Lee’s longevity with Hanmi Bank also assists Hanmi Bank in setting its strategic direction.
		Director Since:	1989

William Stolte, Director	64	Principal Occupation:	Retired; Senior Executive Vice President, Union Bank of California in San Francisco (2000 to 2008); Director, Deloitte & Touche, LLP (1995 to 2000); Partner, The Secura Group (1992 to 1995); served in various capacities, including Deputy Comptroller of the Currency, Chief National Bank Examiner, Deputy Director Multinational & Regional Bank Supervision, National Bank Examiner, Office of the Comptroller of the Currency (1968-1992).

			In selecting Mr. Stolte to serve as a Director, our Board considered Mr. Stolte’s banking experience both as an examiner as well as a consultant to the banking industry making him the financial expert, and his ability to assist our Board in addressing the challenges confronting Hanmi Bank.
		Director Since:	April 2009

Joseph K. Rho, Chairman of our Board	70	Principal Occupation:	Retired. Current and former Chairman of the Boards, Hanmi Financial and Hanmi Bank (2007-present; 2002-1999); J & S Investment (2002 to 2010); former Partner, Korea Plaza LP (1987 to 2002); former Chief of Parish for St. Agnes Cathedral; and

Name and Position	Age	Principal Occupation for Past Five Years and 10 Year Legal Proceedings
former President and Owner of Joseph K. Rho Insurance Agency.

			In selecting Mr. Rho to serve as a Director and appointment as Chairman of Hanmi Financial and Hanmi Bank, our Board considered, in particular the importance of the Chairman’s role to ensure the effective functioning of our Board of Directors. Our Board believes that Mr. Rho is an effective coordinator of multiple Hanmi Bank constituencies, including shareholders, customers, officers, employees, community and regulators. Additionally, our Board considered the instrumental role Mr. Rho played in raising $120 million capital in 2010. Lastly, in appointing Mr. Rho as Chairman, our Board considered that Mr. Rho is the largest individual shareholder and as such, can speak to building long-term shareholder value and provides valuable insight into the concerns of shareholders and investors.
		Director Since:	1984

Jay S. Yoo, Director	64	Principal Occupation:	President and Chief Executive Officer, Hanmi Financial and Hanmi Bank (June 2008 to present); Chairman, President and Chief Executive Officer, Woori America Bank, a subsidiary of Woori Bank (2001 to 2007).

			Our Board believes that Mr. Yoo should serve as a Director because our Board believes that Mr. Yoo’s understanding of the Korean-American community, his years of banking experience since 1970 as well as his past regulatory experience with the banking institutions in both New York and Seoul, Korea is a valuable asset to Hanmi Bank. Additionally, our Board felt that it is important to have the Chief Executive Officer of Hanmi Financial serve as a director in order to effectively execute our Board’s direction.
		Director Since:	June, 2008
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
The Board of Directors and Its Committees
     During the fiscal year ended December 31, 2010, the Board of Directors held thirty-eight (38) meetings. Except for Director Joon Hyung Lee, no Director attended fewer than ninety-two (92%) of the aggregate number of meetings of the Board of Directors and the committees on which he served. Hanmi Financial’s policy is to encourage all Directors to attend all Annual and Special Meetings of Stockholders. Hanmi Financial’s 2010 Annual Meeting of Stockholders was attended by all Directors.
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
     Any of the submissions may be anonymous and/or confidential. Confidentiality is a priority, and all reports will be treated confidentially to the fullest extent possible. Stockholders may communicate to the Board of Directors on an anonymous basis and submissions of complaints or concerns will not be traced. For submissions that are not anonymous, the sender may be contacted in order to confirm information or to obtain additional information.
     The Board of Directors has three standing committees: the Audit Committee; the Nominating and Corporate Governance and Compensation Committee; and the Planning Committee. Each committee is governed by a charter, each of which are available through Hanmi Financial’s website at www.hanmi.com by clicking on Investor Relations and then Corporate Governance.
     Audit Committee
     The Audit Committee appoints an independent registered public accounting firm to conduct the annual audit of Hanmi Financial’s books and records. The Audit Committee also reviews with such accounting firm the scope and results of the annual audit, the performance by such accounting firm of professional services in addition to those related to the annual audit, and the adequacy of Hanmi Financial’s internal controls. The current members of Hanmi Financial’s Audit Committee are John A. Hall, Paul Seon-Hong Kim, Joon Hyung Lee, Joseph K. Rho and William Stolte, with Mr. Hall serving as its Chairman. Each member is an outside (or non-employee) Director and meets the independence requirements of the Securities and Exchange Commission (“SEC”) and NASDAQ. Mr. Hall, Mr. Kim, and Mr. Stolte are “audit committee financial experts” within the meaning of the current rules of the SEC. The Audit Committee held sixteen (16) meetings during the fiscal year ended December 31, 2010. See “Report of the Audit Committee of the Board of Directors.”
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
     In fulfilling its oversight responsibilities, the Audit Committee reviewed the 2010 audited financial statements with management and the independent auditors. The Audit Committee discussed with the independent auditors the matters required to be discussed in accordance with Statement of Auditing Standards No. 114 (as amended by AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board (PCAOB) in Rule 3200T regarding “Communication with Audit Committees.”. This included a discussion of the auditors’ judgments as to the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, the disclosures in the financial statements, and any other matters that are required to be discussed with the Audit Committee under PCAOB standards. In addition, the Audit Committee received from the independent auditors written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditors’ communication with the Audit Committee concerning independence, and the Audit Committee has discussed with the independent auditors the independent auditors’ independence.
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
     Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, that the audited financial statements be included in Hanmi Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.
THE AUDIT COMMITTEE
John A. Hall (Chairman)
Paul Seon-Hong Kim
Joon Hyung Lee
Joseph K. Rho
William Stolte
Planning Committee
     The Planning Committee recommends planning policy, new lines of business, capital and financial plans, and dividend plans to the Board of Directors, and monitors Hanmi Financial’s planning activities and Hanmi Financial’s performance against its plans and budget. During 2010, the members of the Planning Committee were William Stolte, I Joon Ahn, Paul Seon-Hong Kim, Joseph K. Rho, and Jay S. Yoo, with Mr. Stolte serving as its Chairman. Except for Mr. Yoo, each member is an outside Director and meets the independence requirements of the SEC and NASDAQ. The Planning Committee held nineteen (19) meetings during the fiscal year ended December 31, 2010.
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
     The NCGC Committee believes that the Board of Directors as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to Hanmi Financial’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board of Directors and the evolving needs of our business.
     The NCGC Committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of Hanmi Financial’s business, particularly industries and growth segments that Hanmi Financial serves, such and the banking and financial services industry, as well as key geographic markets where Hanmi

Financial operates. Each of the of Hanmi Financial’s current Directors holds or has held senior executive positions in large, complex organizations and has operating experience that meets this objective. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, corporate governance, risk management, and leadership development.
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
     The members of the NCGC Committee are Joon Hyung Lee, I Joon Ahn, John Hall, Paul Seon-Hong Kim, and Joseph K. Rho, with Mr. Lee serving as its Chairman. The NCGC Committee held seventeen (17) meetings during 2010. See “The NCGC Committee Report.”
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Under Section 16(a) of the Exchange Act, Hanmi Financial’s Directors, executive officers, and any persons holding ten percent (10%) or more of Hanmi Financial’s common stock are required to report their ownership of common stock and any changes in that ownership to the SEC and to furnish Hanmi Financial with copies of such reports. Specific due dates for these reports have been established, and Hanmi Financial is required to report in this Annual Report of Form 10-K/A any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended December 31, 2010, Hanmi Financial believes that all persons, subject to the reporting requirements of Section 16(a), except for Jung Hak Son, our Chief Credit Officer, filed all required reports on a timely basis. Mr. Son failed to file the Form 3 upon becoming an officer and we understand that the Form 3 will be filed shortly.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
     This Compensation Discussion and Analysis (“CD&A”) describes our compensation philosophy, methodologies and our current practices with respect to the remuneration programs for the individuals listed in the Summary Compensation Table on page 14 (the “Named Executive Officers”). The compensation programs of our Named Executive Officers are established, evaluated and maintained by the Nominating and Corporate Governance and Compensation Committee (“NCGC”) of Hanmi Financial’s Board of Directors. The NCGC is comprised entirely of outside Directors that satisfy the NASDAQ listing requirements and relevant Internal Revenue Code and SEC regulations on independence.
Compensation Philosophy and Objectives
     The compensation programs provided to our Named Executive Officers are designed to attract and retain high caliber banking executives, and to appropriately reward them for their achievement of business objectives that further the success Hanmi Financial, without inducing them to take excessive risk. Another objective is to encourage on-going and continued performance by offering long-term incentives, such as stock options, that align executive and shareholders’ interest. In the end, the overriding goal is to maximize shareholder value.
Methodology for Establishing Compensation
     To assist the NCGC Committee in its administration of the compensation programs for the Named Executive Officers, the Human Resources Department gathers data from competing financial institutions. The compensation data is obtained from both proxy statements of publicly traded banks and from salary survey data provided by the California Department of Financial Institutions. In addition to the market data gathered by the Human Resources Department, the NCGC Committee also reviews and considers the recommendations of the Chief Executive Officer (the “CEO”).
     In establishing the target compensation levels and pay mix for the Named Executive Offers, the NCGC Committee periodically reviews publicly disclosed compensation data of California banks with total assets ranging between $1.2 and $11.5 billion (the “Peer Group”), including:

Total Assets (billions)
Cathay Bancorp	$11.5
Center Financial Corporation	$2.1
CVB Financial Corporation	$6.7
Nara Bancorp Inc.	$3.2
Pacific Mercantile Bancorp	$1.2
PacWest Bancorp	$5.3
Sierra Bancorp	$1.3
Temecula Valley Bancorp Inc.	$1.5
Trico Bancshares	$2.1
Wilshire Bancorp Inc.	$3.4
     The Peer Group was selected to include banks comparable in size and those that the Hanmi Financial competes with in the market for executive talent, including three banks that are direct competitors in the Los Angeles Korean American community. The survey data was used by the NCGC Committee as a second point of reference in determining the appropriate levels of compensation and pay mix for the Named Executive Officers.
     Although the decisions regarding the compensation levels are guided by the information provided from the Peer-Group and survey data, the NCGC Committee also takes into account the prevailing economic environment and the current financial condition of Hanmi Financial. The objective of the NCGC Committee is to establish compensation programs that are motivating but affordable, with the purpose of aligning the interests of our Named Executive Officers with that of our shareholders.
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
     Annual Base Salary
     Annual base salaries are the fixed portion of the Named Executive Officers’ cash compensation and are intended to reward the day-to-day aspects of their roles and responsibilities. The Named Executive Officers’ annual salaries were set at the time they first joined the bank. The initial salaries were established by taking into account several factors including, but not limited to, the executive’s experience, responsibilities, management abilities, and job performance. Hanmi Financial targets base salaries for its Named Executive Officers at market median. The NCGC Committee believes that the fiscal year 2010 base salaries of Hanmi Financial’s Named Executive Officers are competitive with companies of similar size. Pay adjustments are generally made annually, after reviewing overall company performance, individual performance and the affordability of the increase. In the past year, there were no salary adjustments. The CEO’s annual adjustment to base salary is incorporated in the Employment Agreement. In 2010, the CEO is the only Named Executive Officer who has an Employment Agreement with Hanmi. All other Named Executive Officers are employed at-will.
     Short-Term Cash Incentive Compensation
     In accordance with Hanmi Financial’s compensation philosophy, a significant portion of the compensation of the Named Executive Officers is performance based. For each Named Executive Officer, target bonuses are stated as a percentage of base salary. The annual bonus payable to the CEO is capped at 75% of his base salary. The annual bonuses payable to the other Named Executive Officers’ are capped at 50% of base salary.
     The NCGC Committee reviews performance against pre-established financial and non-financial goals on an annual basis to determine the short-term cash incentive compensation of the Named Executive Officers. In 2010, financial performance was measured by Asset Quality, Liquidity, Capital Adequacy, Earnings and Balance Sheet Deleveraging. These metrics were weighted differently among the various Named Executive Officers. The non-financial goal in 2010 was measured based on the Leadership Capability for each of the Named Executive Officers. No other performance goals were established by the NCGC Committee for determining the short-term cash incentive compensation for the Named Executive Officers. The individual performance of each Named Executive Officer is discussed below.
     Long-Term Incentive Awards
     Long-term incentive awards, such as stock options and restricted stock, are the third key component of the Named Executive Officers’ total compensation. The members of the NCGC Committee believe that employee stock ownership is a significant incentive for the Named Executive Officers to build stockholder wealth, and thereby aligning the interests of employees and stockholders. The members of the NCGC Committee also believe that equity-based compensation complements the short-term cash incentive compensation by forcing executives to recognize the impact their short-term decisions might have on long-term outcomes. This compensation approach limits an executive’s ability to reap short-term gains at the expense of Hanmi Financial’s long-term success. This is also an important tool in retaining Named Executive Officers, particularly through less rewarding years.
     Long-term incentive awards are granted to the Named Executive Officers pursuant to the 2007 Stock Equity Compensation Plan (the “2007 Plan”). The NCGC Committee has not established grant guidelines; rather, the size, timing, and other material terms of the long-term incentive awards for the Named Executive Officers are made at the discretion of the Board of Directors and the NCGC Committee. Factors considered by the NCGC Committee and the Board of Directors include awards to industry peers and each executive’s previous grant history. Stock Options and restricted stock grants awarded are included in the Summary Compensation Table.
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
     The DCP is intended to comply, both in form and operation, with the requirements of Internal Revenue Code Section 409A and shall be limited, construed, and interpreted in accordance with such intent. To the extent that any payment under the DCP is subject Section 409A, it is intended that it be paid in a manner that shall comply with Section 409A, including the final regulations or any other applicable guidance issued by the Secretary of the Treasury and the Internal Revenue Service with respect thereto. In 2010, no Named Executive Officers participated in the DCP.
Executive Perquisites
     The Named Executive Officers and other senior management employees receive the following benefits in addition to their other compensation: gasoline card; cellular phone allowance; and automobile allowance. Chief Executive Officer, Jay S. Yoo, also received a membership in a business club and golf country club. These additional benefits of the Named Executive Officers are detailed in the Summary Compensation Table.
Broad-Based Benefits Programs
     The Named Executive Officers participate in the benefit programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, short-term and long-term disability insurance, healthcare reimbursement accounts, paid vacation, and contributions to a 401(k) profit sharing retirement plan.
Severance Arrangements
     The CEO’s Employment Agreement contains a provision for severance pay of a period of six (6) months in case of his involuntary termination of employment without cause, including following a change in control. The other Named Executive Officers do not have any such severance arrangements.
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

Named Executive Officers’ Compensation
     The Chief Executive Officer meets with the NCGC Committee to review the Chief Executive Officer’s compensation recommendation for the other Named Executive Officers. No adjustments were made in 2010 for any of the Named Executive Officers as a result of the unprecedented decline in the economy and concurrent deterioration in the Company’s performance.
Employment Agreement with Chief Executive Officer, Jay S. Yoo
          Jay S. Yoo joined Hanmi Financial and Hanmi Bank as President and Chief Executive Officer as of June 23, 2008. His Employment Agreement, as amended by Amendment to Employment Agreement, dated as of February 23, 2011, has a three-year term, which expires on June 23, 2013, and provides for a base salary of $350,000, which increases by $10,000 on June 23, 2011 and June 23, 2012, and with a target bonus of up to seventy-five percent (75%) of his annual base salary. The increase in Mr. Yoo’s base salary to $350,000 was made retroactive to 2010.
     Mr. Yoo’s bonus, which is to be paid in cash, is dependent on the attainment of certain financial goals set by the Board of Directors. The financial goals were set in early 2010, and based on the defined goals, no bonus was paid to Mr. Yoo.
     In addition, under Mr. Yoo’s Employment Agreement, as amended, he is entitled to the use of a company car, a bank issued cellular telephone, membership in a business club and golf country club, and payment of reasonable business related expenses. The Amendment to his Employment Agreement also provided for the granting of an option to purchase 150,000 shares of Hanmi Financial stock. The terms of the stock options are subject to the terms and conditions set forth in the 2007 Plan. The options vest in equal installments over three years starting one year after the date of the grant. The Amendment to Mr. Yoo’s Employment Agreement also provides for the issuance of 60,000 shares of restricted stock. The terms of the restricted stock are subject to the terms and conditions set forth in the 2007 Plan. This restricted stock vests in equal installments over three years starting one year after the issuance date. Because the stock option grant and issuance of restricted stock took place at the time of the Amendment to the Employment Agreement in 2011, these equity grants are not included in Mr. Yoo’s compensation for the fiscal year ended December 31, 2010.
Compensation for Chief Financial Officer, Brian Cho
     Brian E. Cho, Executive Vice President & Chief Financial Officer joined the organization in December 2007. He does not have an employment agreement and his employment is at-will. Per his employment letter executed November 1, 2007, his annual base salary is $270,000 and he is eligible to receive incentive cash compensation of up to fifty percent (50%) of his annual base salary. The bonus payable to Mr. Cho is wholly dependent on the bank’s performance and his individual performance.
     In 2010, he received an annual base salary of $270,000, as well as an auto allowance of $700 per month, a cell phone allowance of $100 per month, a gas card, and other general benefits afforded to all employees. Mr. Cho’s bonus, which is to be paid in cash, is dependent on the attainment of certain financial goals set by the Board of Directors. The financial goals were set in early 2010, and based on the defined goals, no bonus was paid to Mr. Cho.
Compensation for Chief Credit Officer, Jung Hak Son
     Mr. Jung Hak Son, Senior Vice President and Chief Credit Officer since December 2009, also does not have an employment agreement and his employment is at-will. His annual compensation is $210,000, and he is eligible to receive incentive cash compensation of up to forty percent (40%) of his base salary.
     In 2010, he received an annual base salary of $210,000, as well as an auto allowance of $700 per month, a cell phone allowance of $100 per month, a gas card, and other general benefits afforded to all employees. Mr. Son’s bonus, which is to be paid in cash, is dependent on the attainment of certain financial goals set by the Board of Directors. The financial goals were set in early 2010, and based on the defined goals, no bonus was paid to Mr. Son.
Administrative Policies and Practices
     To evaluate and administer the compensation programs of the Named Executive Officers, the NCGC Committee meets regularly, at least four times a year. In addition, the NCGC Committee also holds special meetings to discuss extraordinary items. At the end of a meeting, the NCGC Committee may choose to meet in executive session, when necessary. In 2010, the NCGC Committee met 17 times.

Stock Ownership Guidelines
     The NCGC Committee has not implemented stock ownership guidelines for the Named Executive Officers; however, the NCGC Committee continues to periodically review best practices and re-evaluate whether stock ownership guidelines are consistent with our compensation philosophy and stockholders’ interests.
Tax Deductibility of Executive Officer Compensation
     Internal Revenue Code Section 162(m) precludes a public corporation from taking a deduction for compensation in excess of $1 million for its chief executive officer or any of its three other highest paid executive officers (excluding the chief financial officer), unless certain specific and detailed criteria are satisfied. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit. Hanmi Financial complies with the requirements of Section 162(m). Accordingly, the deduction taken for the compensation paid to the Named Executive Officers 2010 was not limited by Section 162(m). The NCGC Committee will continue to carefully consider the impact of Section 162(m) in determining the appropriate pay mix and compensation levels for the Named Executive Officers.
Compensation Committee Report
     The following Compensation Committee Report should not be deemed filed or incorporated by reference into any other document, including Hanmi Financial’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report into any such filing by reference.
     The NCGC Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 401(b) of Regulation S-K with management and, based on such review and discussions, the NCGC Committee recommended to the Board of Directors of Hanmi Financial that the Compensation Discussion and Analysis be included in this Proxy Statement.

Respectfully submitted by the NCGC Committee of the Board of Directors, Joon H. Lee (Chairman) I Joon Ahn John A. Hall Paul Seon-Hong Kim Joseph K. Rho
Summary Compensation Table
     The following table summarizes the total compensation paid or earned by the Named Executive Officers for the fiscal years ended December 31, 2010, 2009 and 2008.
SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Non-Qualified
				Stock	Option	Non-Equity	Deferred	All Other
		Salary	Bonus	Awards	Awards	Incentive Plan	Compensation	Compensation
Name and		(1)	(1) (5)	(2) (3)	(2) (4)	Compensation	Earnings	(1)		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Jay S. Yoo, President,	2010	$350,000 (9)	$—	$—	$—	$—	$—	$66,456	(6)	$416,456
Chief Executive Officer	2009	$326,192	$—	$27,000	$30,765	$—	$—	$63,668	(6)	$447,625
and Director	2008	$172,404	$—	$—	$87,619	$—	$—	$49,722	(6)	$309,745
Brian E. Cho, Executive	2010	$270,000	$—	$—	$—	$—	$—	$109,073	(7)	$379,073
Vice President and	2009	$266,885	$—	$20,250	$9,230	$—	$—	$36,522	(7)	$332,887
Chief Financial Officer	2008	$270,000	$—	$—	$—	$—	$—	$35,239	(7)	$305,239
Jung Hak Son, Senior	2010	$210,000	$	$—	$—	$—	$—	$91,960	(8)	$301,960
Vice President and	2009	$173,385	$	$13,500	$6,153	$—	$—	$36,169	(8)	$229,207
Chief Credit Officer

(1)	All cash compensation and perquisites paid to the Named Executive Officers are paid by, and are the responsibility of, Hanmi Financial’s subsidiary, Hanmi Bank.

(2)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Equity Compensation Plan (the “2007 Plan”).

(3)	Pursuant to SEC regulations regarding the valuation of equity awards, amounts in columns (e) represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2010 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

(4)	Pursuant to SEC regulations regarding the valuation of equity awards, amounts in columns (f) represent the applicable full grant date fair values of option awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2010 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

(5)	The amounts in column (d) reflect the discretionary bonuses paid to the Named Executive Officers for services performed in the prior year. Amounts shown are not reduced to reflect the Named Executive Officers’ elections, if any, to defer receipt of awards into the DCP.

(6)	Amounts consist of: a) life insurance premiums ($392 for 2010; $392 for 2009; $199 for 2008); b) company automobile ($26,711 for 2010; $26,936 for 2009; $3,967 for 2008); c) health insurance premiums ($15,315 for 2010; $11,178 for 2009; $7,613 for 2008); d) employer contributions under the 401(k) plan ($12,375 for 2010; $12,375 for 2009; $9,900 for 2008); e) club memberships ($6,971 for 2010; $8,110 for 2009; $27,454 for 2008); and f) other perquisites ($4,691 for 2010; $4,677 for 2009; $589 for 2008) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(7)	Amounts consist of: a) life insurance premiums ($392 for 2010; $392 for 2009; $398 for 2008); b) automobile allowance ($8,400 for 2010; $8,303 for 2009; $8,400 for 2008); c) health insurance premiums ($11,860 for 2010; $10,157 for 2009; $11,830 for 2008); d) employer contributions under the 401(k) plan ($12,375 for 2010; $12,375 for 2009; $11,625 for 2008); e) club memberships ($2,400 for 2010); f) retention payment ($67,500 for 2010); and g) other perquisites ($6,147 for 2010; $5,295 for 2009; $2,236 for 2008, $178 for 2007) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(8)	Amounts consist of: a) life insurance premiums ($375 for 2010; $370 for 2009); b) automobile allowance ($8,400 for 2010; $8,303 for 2009); c) health insurance premiums ($9,843 for 2010; $10,157 for 2009); d) employer contributions under the 401(k) plan ($12,375 for 2010; $10,403 for 2009); e) retention payment ($52,500 for 2010); and f) other perquisites ($8,467 for 2010; $6,936 for 2009) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(9)	This amount includes the retroactive increase in Mr. Yoo’s base salary from $330,000 to $350,000 pursuant to the terms of the Amendment to Mr. Yoo’s Employment Agreement entered into on February 23, 2011.
Grants of Plan-Based Awards
     There were no stocks and option awards granted to Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2010

Outstanding Equity Awards at Fiscal Year-End
     In 2000, the Company’s Board of Directors adopted the Hanmi Financial Year 2000 Stock Option Plan (“2000 Stock Option Plan”) which was approved by shareholders in May 2000. The purpose of the 2000 Stock Option Plan is to enable the Company to attract, retain and motivate officers, directors, and employees by providing for or increasing their proprietary interests in the Company and, in the case of non-employee directors, to attract such directors and further align their interests with those of the Company’s shareholders by providing or increasing their proprietary interests in the Company. The maximum number of shares of the Company’s common stock that may be issued pursuant to options granted under the 2000 Plan is 977,399 (subject to adjustment to prevent dilution). 2,101,926 shares were previously issued under the 2000 Stock Option Plan and there are 726,891 outstanding options under the 2000 Stock Option Plan. Options are no longer being issued under the 2000 Stock Option Plan.
     In 2007, our Board of Directors adopted the Hanmi Financial Corporation 2007 Plan. A key objective of the 2007 Plan is to provide more flexibility in the types of equity incentives that may be offered to employees, consultants and non-employee directors. The 2007 Plan provides for several different types of equity awards in addition to stock options and restricted stock awards. Stock options granted under the 2007 Plan generally vest over a five-year period, with 20 percent becoming exercisable 12 months following the grant date, and 20 percent thereafter on each anniversary of the grant date. All stock options are granted with a ten-year exercise term and have an exercise price equal to the fair market value of Hanmi Financial’s common stock on the date of grant. Restricted stock granted under the 2007 Plan also generally vest over a five-year period, with 20 percent becoming unrestricted 12 months following the grant date, and 20 percent thereafter on each anniversary of the grant date.
     The 2007 Plan provides Hanmi Financial flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to Hanmi Financial’s success, and (iv) align the interests of plan participants with those of Hanmi Financial’s stockholders. In addition, the Board believes a robust equity compensation program is necessary to provide Hanmi Financial with flexibility in negotiating strategic acquisitions and other business relationships to further expand and grow our business. The maximum number of shares of the Company’s common stock that may be issued pursuant to options granted under the 2007 Plan is 3,000,000. 752,667 shares were previously issued under the 2007 Plan and there are 485,600 outstanding options under the 2007 Plan.
     The following table shows information as of December 31, 2010, for Hanmi Financial’s Named Executive Officers concerning unexercised options, stock that has not vested, and Equity Incentive Plan Awards.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
										Equity	Equity
										Incentive	Incentive
			Equity							Plan	Plan
			Incentive							Awards:	Awards:
			Plan							Number of	Market or
		Number of	Awards:					Market		Unearned	Payout Value
	Number of	Securities	Number of			Number of		Value of		Shares,	of Unearned
	Securities	Underlying	Securities			Shares or		Shares or		Units or	Shares, Units
	Underlying	Unexercised	Underlying			Units of		Units of		Other	or Other
	Unexercised	Options (#)	Unexercised	Option	Option	Stock That		Stock That		Rights That	Rights That
	Options (#)	Unexercis-	Unearned	Exercise	Expiration	Have Not		Have Not		Have Not	Have Not
Name	Exercisable	able	Options (#)	Price ($)	Date	Vested (#)		Vested ($)		Vested (#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)	(j)
Jay S. Yoo	70,000 (1)	—	—	$5.66	06/23/18	—		$—		—	$—
	—	40,000 (2)	—	$1.35	04/08/19	16,000	(8)	$18,400	(13)	—	$—
Brian E. Cho	18,000 (3)	12,000 (3)	—	$9.52	12/03/17	2,000	(9)	$2,300	(14)	—	$—
	3,000 (4)	12,000 (4)	—	$1.35	04/08/19	12,000	(10)	$13,800	(15)	—	$—
Jung Hak Son	8,000 (5)	2,000 (5)	—	$18.00	04/19/16	—		$—		—	$—
	8,000 (6)	2,000 (6)	—	$19.44	06/30/16	—		$—		—	$—
	—	—	—	$—	—	1,200	(11)	$1,380	(16)	—	$—
	2,000 (7)	8,000 (7)	—	$1.35	04/08/19	8,000	(12)	$9,200	(17)	—	$—

(1)	On June 23, 2008, pursuant to the 2007 Plan, 70,000 stock options were granted to Jay S. Yoo with vesting as follows: 50 percent (50%) to vest on June 23, 2009 and 50 percent (50%) to vest on June 23, 2010.

(2)	On April 8, 2009, pursuant to the 2007 Plan, 50,000 stock options were granted to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(3)	On December 3, 2007, pursuant to the 2007 Plan, 30,000 stock options were granted to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on December 3, 2008 and 20 percent (20%) to vest on each of the next four anniversary dates.

(4)	On April 8, 2009, pursuant to the 2007 Plan, 15,000 stock options were granted to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(5)	On April 19, 2006, pursuant to the Year 2000 Stock Option Plan (“2000 Plan”), 10,000 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 19, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.

(6)	On June 30, 2006, pursuant to the 2000 Plan, 10,000 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on June 30, 2006 and 20 percent (20%) to vest on each of the next four anniversary dates.

(7)	On April 8, 2009, pursuant to the 2007 Plan, 10,000 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(8)	On April 8, 2009, pursuant to the 2007 Plan, 20,000 shares of restricted stock were awarded to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates. 16,000 shares remain unvested after 20% (4,000 shares) vested on April 8, 2010.

(9)	On December 3, 2007, pursuant to the 2007 Plan, 5,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on December 3, 2008 and 20 percent (20%) to vest on each of the next four anniversary dates. 2,000 shares remain unvested after 60% (3,000 shares) vested on December 3, 2010, 2009 and 2008, respectively.

(10)	On April 8, 2009, pursuant to the 2007 Plan, 15,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates. 12,000 shares remain unvested after 20% (3,000 shares) vested on April 8, 2010.

(11)	On November 1, 2007, pursuant to the 2007 Plan, 3,000 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on November 1, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates. 1,200 shares remain unvested after 60% (1,800 shares) vested on November 1, 2010, 2009 and 2008, respectively. (12) On April 8, 2009, pursuant to the 2007 Plan, 10,000 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates. 8,000 shares remain unvested after 20% (2,000 shares) vested on April 8, 2010.

(13)	Amount calculated as follows: Closing Stock Price as of December 31, 2010 ($1.15) x Unvested Shares of Restricted Stock (16,000).

(14)	Amount calculated as follows: Closing Stock Price as of December 31, 2010 ($1.15) x Unvested Shares of Restricted Stock (2,000).

(15)	Amount calculated as follows: Closing Stock Price as of December 31, 2010 ($1.15) x Unvested Shares of Restricted Stock (12,000).

(16)	Amount calculated as follows: Closing Stock Price as of December 31, 2010 ($1.15) x Unvested Shares of Restricted Stock (1,200).

(17)	Amount calculated as follows: Closing Stock Price as of December 31, 2010 ($1.15) x Unvested Shares of Restricted Stock (8,000).

Option Exercises and Stock Vested
     The following table shows information for amounts received upon exercise of options or vesting of stock by Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2010.
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number		Number
	of Shares	Value	of Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Jay S. Yoo	10,000 (1)	$8,800 (2)	4,000 (3)	$10,480 (4)
Brian E. Cho	—	$—	4,000 (5)	$8,810 (6)
Jung Hak Son	—	$—	2,600 (7)	$6,002 (8)

(1)	On April 8, 2009, pursuant to the 2007 Plan, 50,000 stock options were granted to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates. 10,000 shares of vested stock options with exercise price of $1.35 were exercised on June 1, 2010.

(2)	Amount calculated as follows: ((Closing Stock Price as of June 1, 2010 ($2.23) minus Exercise Price ($1.35)) x Shares of Stock Options That Vested (10,000).

(3)	On April 8, 2009, pursuant to the 2007 Plan, 20,000 shares of restricted stock were awarded to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(4)	Amount calculated as follows: Closing Stock Price as of April 8, 2010 ($2.62) x Shares of Restricted Stock That Vested (4,000).

(5)	On April 8, 2009, pursuant to the 2007 Plan, 15,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates. On December 3, 2007, pursuant to the 2007 Plan, 5,000 shares of restricted stock were awarded to Brian E. Cho with vesting as follows: 20 percent (20%) to vest on December 3, 2008 and 20 percent (20%) to vest on each of the next four anniversary dates.

(6)	Amount calculated as follows: Closing Stock Price as of April 8, 2010 ($2.62) x Shares of Restricted Stock That Vested (3,000).

Closing Stock Price as of December 3, 2010 ($0.95) x Shares of Restricted Stock That Vested (1,000).
(7)	On April 8, 2009, pursuant to the 2007 Plan, 10,000 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates. On November 1, 2007, pursuant to the 2007 Plan, 3,000 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on November 1, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.

(8)	Amount calculated as follows: Closing Stock Price as of April 8, 2010 ($2.62) x Shares of Restricted Stock That Vested (2,000).

Closing Stock Price as of November 1, 2010 ($1.27) x Shares of Restricted Stock That Vested (600).
Non-Qualified Deferred Compensation Plan
     Hanmi Financial’s DCP is an unfunded, unsecured deferred compensation plan. The DCP allows participants to defer all or a portion of their base salary and/or annual bonus. During 2010 none of the Named Executive Officers participated in the DCP.
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
     The following table describes the potential payments upon termination for Mr. Jay S. Yoo:

Executive Benefits			Without
and Payments	Voluntary		Cause		Cause
Upon Termination(1)	Termination		Termination		Termination		Death		Disability

Compensation:
Base Salary	$—		$175,000	(2)	$—		$—		$—
Benefits and Perquisites:
Life Insurance Benefits	—		—		—		$50,000	(3)	—
Disability Income	—		—		—		—		$97,500	(4)
Accrued Vacation Pay	$37,692	(5)	$37,692	(5)	$37,692	(5)	$37,692	(5)	$37,692	(5)

Total	$37,692		$212,692		$37,692		$87,692		$135,192

(1)	Assumes the Chief Executive Officer’s date of termination is December 31, 2010.

(2)	Amount represents total base salary to be paid to the Chief Executive Officer, which is base pay equal to six months amount is calculated as follows: $350,000 (Annual Base Salary) x 0.5 year.

(3)	Amount represents proceeds from life insurance policies.

(4)	Amount represents disability income to be paid to the Chief Executive Officer until he reaches age 65.

(5)	Amount represents cash lump-sum payment for unused vacation days as of termination date.
     Below is a description of the assumptions that were used in creating the table above. The descriptions of the payments below are applicable only to the Chief Executive Officer’s potential payments upon termination.
     Voluntary Termination
     At any time after the commencement of employment, Mr. Yoo, our Chief Executive Officer, may terminate his employment agreement. If he voluntarily resigns, including in connection with a change in control, death or disability, then he is entitled to receive no additional salary. The unvested portion of any outstanding stock option shall terminate immediately.
     Without Cause Termination
     Hanmi Financial may terminate Mr. Yoo’s employment agreement without a showing of “cause.” If Hanmi Financial terminates Mr. Yoo’s employment agreement without “cause,” including in connection with a change in control, subject to Mr. Yoo’s execution of an effective general release of claims and his continuing compliance with the covenants set forth in his employment agreement, Mr. Yoo shall receive an amount equal to his base salary for six months. The unvested portion of any stock options and restrictive stock shall terminate immediately.
     Cause Termination
     Hanmi Financial may terminate Mr. Yoo’s Employment Agreement for “cause,” which shall mean: (1) Mr. Yoo is negligent in the performance of his material duties or engages in misconduct (i.e., the intentional or negligent violation of any state or federal banking law or regulation, or Hanmi Financial’s employment policies, including but not limited to policies regarding honesty, conflict of interest, policies against discrimination, and/or employee leave policies); or (2) Mr. Yoo is convicted of or pleads guilty or nolo contendere to any felony, or is convicted of or pleads guilty or nolo contendere to any misdemeanor involving moral turpitude; or (3) Hanmi Financial is required to remove or replace Mr. Yoo by formal order or formal or informal instruction, including a requested consent order or agreement, from the Comptroller or Federal Deposit Insurance Corporation (“FDIC”) or any other regulatory authority having jurisdiction; or (4) Mr. Yoo engages in any willful breach of duty during the course of his employment, or habitually neglects his duties or has a continued incapacity to perform; or (5) Mr. Yoo fails to follow any written policy of the Board of Directors or any resolutions of the Board of Directors adopted at a duly called meeting intentionally and in a material way; or (6) Mr. Yoo engages in any activity that materially adversely affects Hanmi Financial’s reputation in the community, provided, at the time of engaging in such activity, Mr. Yoo knew or should have known that such activity would materially adversely affect Hanmi Financial’s reputation in the community; or (7) Hanmi Bank receives a Section 8(a) Order from the FDIC or a Section 8(b) Order from the FDIC; or (8) Hanmi Bank receives a cease or desist order from the California Department of Financial Institutions that is attributable to the act or omission of Mr. Yoo in any material respect. In the event of a termination for good cause, as enumerated above, Mr. Yoo shall have no right to any compensation not otherwise expressly provided for in the employment agreement.
Other Executives.
     Hanmi Financial does not have an employment agreement with any other executives. Because other executives’ employment is “at-will,” Hanmi Financial does not owe any compensation to other executives in the event of a termination of employment or a change in control of Hanmi Financial other than accrued salary and accrued vacation not used.
Director Compensation
     The following table sets forth certain information regarding compensation paid to persons who served as outside Directors of Hanmi Financial for the fiscal year ended December 31, 2010:
DIRECTOR COMPENSATION

					Change in
					Pension
	Fees				Value and
	Earned				Non-Qualified
	or Paid	Stock	Option	Non-Equity	Deferred	All Other
	in Cash	Awards	Awards	Incentive Plan	Compensation	Compensation
	($)	($)	($)	Compensation	Earnings	($)	Total
Name	(1)(2)	(3) (4) (6)	(3) (5) (6)	($)	($)	(1) (7)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

I Joon Ahn	$56,850	$—	$—	$—	$—	$15,545	$72,395
John A. Hall	$78,900	$—	$—	$—	$—	$100	$79,000
Paul Seon-Hong Kim	$69,100	$—	$—	$—	$—	$15,574	$84,674
Joon Hyung Lee	$59,800	$—	$—	$—	$—	$15,552	$75,352
Joseph K. Rho	$121,800	$—	$—	$—	$—	$15,552	$137,352
William J. Stolte	$69,300	$—	$—	$—	$—	$1,788	$71,088

(1)	All cash compensation and perquisites paid to Directors are paid by Hanmi Bank, which is then reimbursed by Hanmi Financial.

(2)	Each Director who is not an employee of Hanmi Financial (an outside Director) is paid a monthly retainer fee of $3,000 and $1,000 for attendance at Board of Directors meetings ($500 for telephonic attendance at Board meetings). In addition, the Chairman of the Board receives an additional $1,500 each month. The Audit Committee Chairman receives an additional $1,000 each month. The chairmen of the remaining committees receive an additional $500 each month, and committee members receive an additional $100 each for attending committee meetings ($50 each for telephonic attendance at committee meetings). In addition, each Director who is not an employee of Hanmi Financial (an outside Director) is paid as follows for time spent above and beyond attendance at Board of Directors and committee meetings for special Company business, e.g., meetings with regulators, shareholders and other stakeholders, for less than 2 hours, $100, for 2-5 hours, $200, and for more than 5 hours, $400.

(3)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Plan.

(4)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (c) represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2010 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

(5)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (d) represent the applicable full grant date fair values of option awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2010 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.

(6)	Outstanding Equity Awards at Fiscal Year-End — The following table shows information as of December 31, 2010 for Hanmi Financial’s Directors concerning unexercised stock options:

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option	Option
	Options (#)		Options (#)		Exercise	Expiration
Name	Exercisable		Unexercisable		Price ($)	Date
I Joon Ahn	24,000	(a)	—		$21.63	11/15/16
	4,000	(b)	16,000	(b)	$1.35	04/08/19
John A. Hall	4,000	(b)	16,000	(b)	$1.35	04/08/19
Paul Seon-Hong Kim	4,000	(b)	16,000	(b)	$1.35	04/08/19
Joon Hyung Lee	24,000	(a)	—		$21.63	11/15/16
	—		16,000	(b)	$1.35	04/08/19
Joseph K. Rho	24,000	(a)	—		$21.63	11/15/16
	4,000	(b)	16,000	(b)	$1.35	04/08/19
William J. Stolte	4,000	(c)	16,000	(c)	$1.57	04/22/19

(a)	On November 15, 2006, pursuant to the 2000 Plan, 24,000 stock options were granted to each Director with vesting as follows: 33.33 percent (33.33%) to vest on November 15, 2007 and 33.33 percent (33.33%) on each of the next two anniversary dates.

(b)	On April 8, 2009, pursuant to the 2007 Plan, 20,000 stock options were granted to each Director with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) on each of the next four anniversary dates.

(c)	On April 22, 2009, pursuant to the 2007 Plan, 20,000 stock options were granted to Mr. Stolte with vesting as follows: 20 percent (20%) to vest on April 22, 2010 and 20 percent (20%) on each of the next four anniversary dates.
(7)	The amounts in column (g) consist of:

	Health	Life		Total
	Insurance	Insurance		All Other
Name	Premiums	Premiums	Gift Card	Compensation
I Joon Ahn	$15,315	$130	$100	$15,545
John A. Hall	$—	$—	$100	$100
Paul Seon-Hong Kim	$15,315	$159	$100	$15,574
Joon Hyung Lee	$15,315	$137	$100	$15,552
Joseph K. Rho	$15,315	$137	$100	$15,552
William J. Stolte	$1,552	$136	$100	$1,788
NCGC Committee Interlocks and Insider Participation
     Joon H. Lee, I Joon Ahn, John Hall, Paul Seon-Hong Kim, Joseph K. Rho served as members of the NCGC Committee during the last completed fiscal year. No member of the NCGC Committee was an officer or employee of Hanmi Financial or Hanmi Bank during the fiscal year ended December 31, 2010 or at any prior time. No member of the NCGC Committee is or was on the compensation committee of any other entity whose officers served either on the Board of Directors or on the NCGC Committee of Hanmi Financial.

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
     The number of shares “beneficially owned” by a given stockholder is determined under SEC Rules, and the designation of ownership set forth below is not necessarily indicative of ownership for any other purpose. In general, the beneficial ownership as set forth below includes shares over which a Director, Director nominee, principal stockholder, or executive officer has sole or shared voting or investment power and certain shares which such person has a vested right to acquire, under stock options or otherwise, within 60 days of the date hereof. Except as otherwise indicated, the address for each of the following persons is Hanmi Financial’s address. Unless otherwise noted, the address for each stockholder listed on the “Common Stock Beneficially Owned” table below is: c/o Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010. The following information is as of February 19, 2011.

COMMON STOCK BENEFICIALLY OWNED

		Number	Percent of
		of	Shares
Name and Address of Beneficial Owner		Shares	Outstanding
BlackRock, Inc.	(1)	8,622,795	5.70%
Joseph K. Rho, Chairman of the Board	(2) (3) (4)	2,966,838	1.96%
Joon Hyung Lee, Director	(3) (5)	2,465,275	1.63%
I Joon Ahn, Director	(2) (3) (4)	1,536,526	1.02%
Paul Seon-Hong Kim, Director	(3 (6)	246,724	*
Jay S. Yoo, President and Chief Executive Officer, Director	(7)	196,000	*
Brian E. Cho, Executive Vice President and Chief Financial Officer	(8)	94,000	*
Jung Hak Son, Senior Vice President and Chief Credit Officer	(9)	58,000	*
William J. Stolte, Director	(3) (10)	51,000	*
John A. Hall, Director	(3) (6)	29,000	*
All Directors and Executive Officers as a Group (9 in Number)		7,643,363	5.05%

(1)	Based on a Schedule 13G/A filed on February 4, 2011 with the SEC under the Securities Exchange Act of 1934, as amended, by BlackRock, Inc. (“BlackRock”). The address of BlackRock is 40 East 52nd Street, New York, NY 10022.

(2)	Includes 24,000 options and 4,000 options that are presently exercisable under the 2000 Plan and the 2007 Plan, respectively, and 4,000 options under the 2007 Plan that will become exercisable within 60 days.

(3)	Includes 12,000 shares of restricted stock.

(4)	Shares beneficial ownership with his spouse.

(5)	Includes 24,000 options and 4,000 options that are presently exercisable under the 2000 Plan and the 2007 Plan, respectively, and 4,000 options under the 2007 Plan that will become exercisable within 60 days.

(6)	Includes 4,000 options that are presently exercisable under the 2007 Plan and 4,000 options under the 2007 Plan that will vest within 60 days.

(7)	Includes 70,000 options that are presently exercisable under the 2007 plan, 10,000 options under the 2007 Plan that will become exercisable within 60 days, and 16,000 shares of restricted stock.

(8)	Includes 21,000 options that are presently exercisable under the 2007 Plan, 3,000 options under the 2007 Plan that will become exercisable within 60 days, and 14,000 shares of restricted stock

(9)	Includes 16,000 options and 2,000 options that are presently exercisable under the 2000 Plan and the 2007 Plan, respectively, 2,000 options under the 2007 Plan and 2,000 options under the 2000 Plan that will become exercisable within 60 days, respectively, and 9,200 shares of restricted stock.

(10)	Includes 4,000 options that are presently exercisable under the 2007 Plan.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     Some of Hanmi Financial’s Directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, Hanmi Financial or Hanmi Bank in the ordinary course of Hanmi Financial’s business, and Hanmi Financial expects to have banking transactions with such persons in the future. In management’s opinion, all loans and commitments to lend included in such transactions were made in the ordinary course of business, in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of repayment or present other unfavorable features. There is no amount of indebtedness owed to Hanmi Financial or Hanmi Bank by the principal officers and current Directors of Hanmi Financial (including associated companies) as of December 31, 2010.
     In connection with the retirement of Mr. Won R. Yoon, Ki Tae Hong, and Chang Kyu Park as Directors in 2008, Hanmi Financial and Hanmi Bank entered into severance agreements with each of them. Pursuant to such severance agreements, each of the retiring Directors will receive $3,000 per month for the next three years. Each of the retiring Directors also will receive current health insurance coverage for the next three years in which Hanmi Financial will continue to pay for medical, dental, and/or vision premiums. In connection with his retirement, Richard Lee entered into severance agreement. Pursuant to the Severance Agreement, among other things, Mr. Lee received a lump-sum payment of $180,000 upon his retirement. Mr. Lee also will also receive current health insurance coverage for the next three years in which Hanmi Bank will continue to pay for medical, dental, and/or vision premiums. See “Director Compensation” above.
Review, Approval or Ratification of Transactions With Related Persons
     Hanmi Financial has adopted a Related Person Transaction Policy (“Policy”). The Policy provides that executive officers, Directors, five-percent (5%) stockholders, and their family members, and entities for which any of those persons serve as officers or partners or in which they have a ten percent (10%) or greater interest, must notify Hanmi Financial’s Corporate Secretary before entering into transactions or other arrangements with Hanmi Financial or any of its affiliates (other than loans subject to Regulation O promulgated by the Board of Governors of the Federal Reserve System) if the amount exceeds $25,000. Hanmi Financial’s Corporate Secretary will determine whether, under the guidelines in the Policy, the transaction or arrangement should be submitted to the Audit Committee for approval. In determining whether to submit proposed transactions to the Audit Committee for consideration, Hanmi Financial’s Corporate Secretary will consider, among other things, the aggregate value of the proposed transaction, the benefits to Hanmi Financial of the proposed transaction, and whether the terms of the proposed transaction are comparable to the terms available to an unrelated third party and employees generally. The Policy also includes provisions for the review and possible ratification of transactions and arrangements that are entered into without prior review under the Policy. During 2010, neither Hanmi Financial nor any of its affiliates entered into any related party transactions that required review, approval, or ratification under the Policy.
Director Independence
     The Board of Directors has determined that all of its Directors are independent under the applicable listing standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), except for Jay S. Yoo, who also serves as the President and Chief Executive Officer of Hanmi Financial.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth information regarding the aggregate fees billed for professional services rendered by KPMG for the fiscal years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees (1)	$625,000	$600,000
Audit-Related Fees (2)	100,356	158,998
Tax Fees (3)	102,931	54,000
All Other Fees	—	—

	$828,287	$812,998

(1)	Includes fees billed for the integrated audit of our annual financial statements and internal control over financial reporting, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for compliance with the Federal Deposit Insurance Corporation Improvement Act.

(2)	Includes fees billed for professional services rendered in connection with valuation of deferred tax assets, capital raise project, and reviews of registration statements.

(3)	Includes fees billed for professional services rendered in connection with tax compliance, tax advice, and tax planning.
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
     The Audit Committee may delegate pre-approval authority to one or more of its members. In 2009 and 2010, the Audit Committee Chairman was permitted to approve fees up to $25,000 with the requirement that any pre-approval decisions be reported to the Audit Committee at its next scheduled meeting.
     The only non-audit service provided by the independent auditors was the preparation of Hanmi Financial’s income tax return, which was 12.4 percent and 6.6 percent of the aggregate fees billed by KPMG for the fiscal years ended December 31, 2010 and 2009, respectively. The Audit Committee pre-approved this work and the related fees.
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
Date: April 29, 2011