Form 10-Q
period 2011-03-31
HANMI FINANCIAL CORP
filed 2011-05-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Yes ☐ No ☑
     As of April 29, 2011, there were 151,258,390 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and Due From Banks	$67,507	$60,983
Interest-Bearing Deposits in Other Banks	83,354	158,737
Federal Funds Sold	19,500	30,000

Cash and Cash Equivalents	170,361	249,720

Securities Held to Maturity, at Amortized Cost (Fair Value of $840 as of March 31, 2011 and $847 as of December 31, 2010)	838	845
Investment Securities Available for Sale, at Fair Value (Amortized Cost of $540,685 as of March 31, 2011 and $415,491 as of December 31, 2010)	538,356	413,118
Loans Receivable, Net of Allowance for Loan Losses of $125,780 as of March 31, 2011 and $146,059 as of December 31, 2010	1,999,986	2,084,447
Loans Held for Sale, at the Lower of Cost or Fair Value	47,649	36,620
Accrued Interest Receivable	8,796	8,048
Premises and Equipment, Net	17,165	17,599
Other Real Estate Owned, Net	2,642	4,089
Customers’ Liability on Acceptances	805	711
Servicing Assets	2,698	2,890
Other Intangible Assets, Net	2,015	2,233
Federal Home Loan Bank Stock, at Cost	26,200	27,282
Federal Reserve Bank Stock, at Cost	7,449	7,449
Income Taxes Receivable	9,188	9,188
Bank-Owned Life Insurance	27,581	27,350
Other Assets	17,937	15,559

TOTAL ASSETS	$2,879,666	$2,907,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$576,733	$546,815
Interest-Bearing	1,854,207	1,919,906

Total Deposits	2,430,940	2,466,721

Accrued Interest Payable	14,184	15,966
Bank’s Liability on Acceptances	805	711
Federal Home Loan Bank Advances	153,565	153,650
Other Borrowings	1,386	1,570
Junior Subordinated Debentures	82,406	82,406
Other Liabilities	12,329	12,868

Total Liabilities	2,695,615	2,733,892

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 500,000,000 Shares; Issued 155,890,890 Shares (151,258,390 Shares Outstanding) and 155,830,890 Shares (151,198,390 Shares Outstanding) as of March 31, 2011 and December 31, 2010, Respectively	156	156
Additional Paid-In Capital	472,676	472,335
Unearned Compensation	(246)	(219)
Accumulated Other Comprehensive Income — Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes of $602 as of March 31, 2011 and December 31, 2010	(2,920)	(2,964)
Accumulated Deficit	(215,603)	(226,040)
Less Treasury Stock, at Cost: 4,632,500 Shares as of March 31, 2011 and December 31, 2010	(70,012)	(70,012)

Total Stockholders’ Equity	184,051	173,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,879,666	$2,907,148

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2011	2010
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$30,905	$36,695
Taxable Interest on Investment Securities	2,673	1,070
Dividends on Federal Reserve Bank Stock	112	118
Interest on Interest-Bearing Deposits in Other Banks	89	55
Tax-Exempt Interest on Investment Securities	40	77
Interest on Term Federal Funds Sold	27	—
Dividends on Federal Home Loan Bank Stock	21	21
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	8	17

Total Interest and Dividend Income	33,875	38,053

INTEREST EXPENSE:
Interest on Deposits	6,735	9,704
Interest on Federal Home Loan Bank Advances	333	346
Interest on Junior Subordinated Debentures	698	669

Total Interest Expense	7,766	10,719

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	26,109	27,334
Provision for Credit Losses	—	57,996

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	26,109	(30,662)

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	3,141	3,726
Insurance Commissions	1,260	1,278
Remittance Fees	462	462
Trade Finance Fees	297	351
Other Service Charges and Fees	333	412
Bank-Owned Life Insurance Income	230	231
Net Gain on Sales of Investment Securities	—	105
Net Loss on Sales of Loans	(338)	—
Other Operating Income	123	440

Total Non-Interest Income	5,508	7,005

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	9,124	8,786
Occupancy and Equipment	2,565	2,725
Deposit Insurance premiums and Regulatory Assessments	2,070	2,224
Data Processing	1,399	1,499
Other Real Estate Owned Expense	829	5,700
Professional Fees	789	1,066
Directors and Officers Liability Insurance	734	716
Supplies and Communications	578	517
Advertising and Promotion	566	535
Loan-Related Expense	225	307
Amortization of Other Intangible Assets	218	328
Other Operating Expenses	1,964	1,821

Total Non-Interest Expense	21,061	26,224

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	10,556	(49,881)
Provision (Benefit) for Income Taxes	119	(395)

NET INCOME (LOSS)	$10,437	$(49,486)

EARNINGS (LOSS) PER SHARE:
Basic	$0.07	$(0.97)
Diluted	$0.07	$(0.97)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	151,061,012	50,998,990
Diluted	151,287,573	50,998,990

DIVIDENDS DECLARED PER SHARE	$—	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Thousands)

	Common Stock — Number of Shares			Stockholders’ Equity
							Accumulated
					Additional		Other		Treasury	Total
		Treasury		Common	Paid-in	Unearned	Comprehensive	Accumulated	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income	Deficit	at Cost	Equity
BALANCE AS OF JANUARY 1, 2010	55,814,890	(4,632,500)	51,182,390	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744

Share-Based Compensation Expense	—	—	—	—	185	21	—	—	—	206

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(49,486)	—	(49,486)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	558	—	—	558

Total Comprehensive Loss										(48,928)

BALANCE AS OF MARCH 31, 2010	55,814,890	(4,632,500)	51,182,390	$56	$357,359	$(281)	$1,417	$(187,517)	$(70,012)	$101,022

BALANCE AS OF JANUARY 1, 2011	155,830,890	(4,632,500)	151,198,390	$156	$472,335	$(219)	$(2,964)	$(226,040)	$(70,012)	$173,256

Share-Based Compensation Expense	—	—	—	—	263	51	—	—	—	314
Restricted Stock Awards	60,000	—	60,000	—	78	(78)	—	—	—	—

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	10,437	—	10,437
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	44	—	—	44

Total Comprehensive Income										10,481

BALANCE AS OF MARCH 31, 2011	155,890,890	(4,632,500)	151,258,390	$156	$472,676	$(246)	$(2,920)	$(215,603)	$(70,012)	$184,051

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$10,437	$(49,486)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	547	644
Amortization of Premiums and Accretion of Discounts on Investments, Net	717	200
Amortization of Other Intangible Assets	218	327
Amortization of Servicing Assets	192	252
Share-Based Compensation Expense	314	206
Provision for Credit Losses	—	57,996
Net Gain on Sales of Securities Available for Sale	—	(105)
Net Gain on Sales of Loans	(1,883)	—
Loss on Sales of Other Real Estate Owned	219	95
Provision for Valuation Allowance on Other Real Estate Owned	441	5,537
Lower of Cost or Fair Value Adjustment for Loans Held for Sale	2,221	—
Deferred Tax Benefit	—	3,208
Origination of Loans Held for Sale	(1,771)	(3,369)
Proceeds from Sales of Loans Held for Sale	27,944	2,959
(Increase) Decrease in Accrued Interest Receivable	(748)	466
Changes in Fair Value of Stock Warrants	14	—
Loss on Investment in Affordable Housing Partnership	220	220
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(231)	(231)
Increase in Other Assets	(2,598)	(3,450)
Increase in Income Taxes Receivable	—	(3,126)
Increase (Decrease) in Accrued Interest Payable	(1,782)	540
Increase (Decrease) in Other Liabilities	722	524

Net Cash Provided By Operating Activities	35,193	13,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	1,082	—
Proceeds from Matured or Called Securities Available for Sale	19,173	16,953
Proceeds from Matured or Called Securities Held to Maturity	7	7
Proceeds from Sales of Investment Securities Available for Sale	—	3,252
Proceeds from Sales of Other Real Estate Owned	1,752	2,482
Net Decrease in Loans Receivable	44,680	105,980
Purchases of Investment Securities Available for Sale	(145,083)	(305)
Purchases of Premises and Equipment	(113)	(223)

Net Cash (Used In) Provided By Investing Activities	(78,502)	128,146

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in Deposits	(35,781)	(99,047)
Repayment of Long-Term Federal Home Loan Bank Advances and Other Borrowings	(413)	(80)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	144	2,681

Net Cash Used In Financing Activities	(36,050)	(96,446)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,359)	45,107
Cash and Cash Equivalents at Beginning of Period	249,720	154,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,361	$199,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$9,548	$10,179
Income Taxes Paid	$—	$2
Non-Cash Activities:
Transfer of Loans to Loans Held for Sale	$37,540	$4,684
Transfer of Loans to Other Real Estate Owned	$1,476	$4,397
Loan Provided in the Sale of Loans Held for Sale	$1,850	$—
Loan Provided in the Sale of Other Real Estate Owned	$511	$190
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2011, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).
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
     Descriptions of our significant accounting policies are included in “Note 2 — Summary of Significant Accounting Policies” in our 2010 Annual Report on Form 10-K.
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
     While Hanmi Financial intends to take such actions as may be necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Order and Agreement, there can be no assurance that Hanmi Financial or the Bank will be able to comply fully with the provisions of the Order and the Agreement, or that compliance with the Order and the Agreement will not have material and adverse effects on the operations and financial condition of Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Order and the Agreement could result in further enforcement actions by both the DFI and the FRB, or the placing of the Bank into conservatorship or receivership.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
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
     Under the Order, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million. The Bank was required to maintain a ratio of tangible stockholders’ equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan approved by the FRB. On July 27, 2010, we completed a registered rights and best efforts offering by which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Order. The Bank had tangible stockholders’ equity to total tangible assets ratio of 9.10 percent at March 31, 2011. Accordingly, we notified the DFI and FRB that our tangible stockholders’ equity to total tangible assets ratio was below the requirements in the Order. As of December 31, 2010, the Bank had tangible stockholders’ equity to total tangible assets ratio of 8.59 percent.
     In addition to complying with the provisions of the Order and the Agreement, we entered into a definitive securities purchase agreement with Woori Finance Holdings Co. Ltd. (“Woori”) on May 25, 2010 which provides that upon satisfactions of all conditions to closing, we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million. On November 30, 2010, the agreement with Woori was amended to, among other things, extend the termination date to December 31, 2010, to release us from exclusivity with Woori, to eliminate our obligation to pay a termination fee upon the occurrence of certain events and to allow us to pursue further fundraising efforts. Accordingly, the agreement with Woori is currently terminable at will by either Hanmi Financial or Woori without any obligation to pay any fee in connection with such termination.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
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
     As of March 31, 2011, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus junior subordinated debentures less intangible assets) was $247.2 million. This represented an increase of $14.5 million, or 6.3 percent, over Tier 1 capital of $232.7 million as of December 31, 2010. The capital ratios of Hanmi Financial and the Bank were as follows as of March 31, 2011:

					To be Categorized as
			Minimum		“Well Capitalized”
			Regulatory		under Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2011

Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$294,446	13.05%	$180,446	8.00%	N/A	N/A
Hanmi Bank	$292,650	13.00%	$180,055	8.00%	$225,069	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$247,235	10.96%	$90,223	4.00%	N/A	N/A
Hanmi Bank	$263,285	11.70%	$90,027	4.00%	$135,041	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$247,235	8.51%	$116,272	4.00%	N/A	N/A
Hanmi Bank	$263,285	9.08%	$115,980	4.00%	$144,976	5.00%
Going Concern
     As previously mentioned, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the Order issued on November 2, 2009, the Bank is also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million and maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.0 percent. As a result of the successful completion of the registered rights and best efforts offering in July 2010, the capital contribution requirement set forth in the Order has been satisfied. However, the tangible capital ratio requirement set forth in the Order has not been satisfied at March 31, 2011. Further, should our asset quality continue to erode and require significant additional provision for credit losses, resulting in added future net operating losses at the Bank, our capital levels will additionally decline requiring the raising of more capital than the amount currently required to satisfy our agreements with our regulators. An inability to raise additional capital when needed or comply with the terms of the Order or Agreement, raises substantial doubt about our ability to continue as a going concern.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 2 — REGULATORY MATTERS AND GOING CONCERN CONSIDERATION (Continued)
     As set forth above, on May 25, 2010, we entered into a definitive securities purchase agreement with Woori and are currently awaiting final regulatory approval for the applications filed by Woori in connection with the transactions contemplated by the securities purchase agreement. If the transaction with Woori is consummated, we will inject a substantial portion of the net proceeds from the Woori transaction as new capital into Hanmi Bank. However, we cannot provide assurance that we will be successful in consummating the transaction with Woori or that such regulatory approvals will be granted.
NOTE 3 — FAIR VALUE MEASUREMENTS
Fair Value Option and Fair Value Measurements
     We determine the fair value of our assets and liabilities in accordance with ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We determine the fair value of an asset or liability based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for market activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact for the asset or liability.
     In determining fair value, we use various methods including market and income approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability. These inputs can be readily observable, market corroborated, or generally unobservable inputs. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques, we classify and disclose assets and liabilities based on the fair value hierarchy presented below. The hierarchy is based on the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.
     FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” — ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, entities will be required to provide fair value measurement disclosures for each class of assets and liabilities, and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of FASB ASU 2010-06 did not have a material effect on our financial condition or result of operations.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
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
     Securities classified as Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available. This necessitates the use of significant unobservable inputs into our proprietary valuation model. As of March 31, 2011 and December 31, 2010, we had no level 3 investment securities.
     SBA Loans Held for Sale — Loans held for sale are carried at the lower of cost or fair value. As of March 31, 2011 and December 31, 2010, we had $12.9 million and $10.0 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2011 and December 31, 2010, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.
     Non-performing Loans Held for Sale— We reclassify certain non-performing loans when the decision to sell those loans is made. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract price which approximate the fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of March 31, 2011 and December 31, 2010, we had $34.8 million and $26.6 million of non-performing loans held for sale, respectively. We measure non-performing loans held for sale at fair value on a nonrecurring basis with Level 3 inputs.
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
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
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
     We record investment securities available for sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, mortgage servicing assets, impaired loans, other real estate owned, and other intangible assets, are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2011. We recognize transfers of assets between levels at the end of each respective quarterly reporting period.
     As of March 31, 2011 and December 31, 2010, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active		Balance as of
	Active Markets	Market With	Significant	March 31,
	for Identical	Identical	Unobservable	2011 and
	Assets	Characteristics	Inputs	December 31, 2010
	(In Thousands)
March 31, 2011
ASSETS:
Debt Securities Available for Sale:
Collateralized Mortgage Obligations	$—	$183,299	$—	$183,299
U.S. Government Agency Securities	177,068	—	—	177,068
Residential Mortgage-Backed Securities	—	125,761	$—	125,761
Municipal Bonds	—	21,036	—	21,036
Corporate Bonds	—	20,114	—	20,114
Asset-Backed Securities	—	6,882	—	6,882
Other Securities	—	3,243	—	3,243

Total Debt Securities Available for Sale	$177,068	$360,335	$—	$537,403

Equity Securities Available for Sale:
Financial Services Industry	$953	—	—	$953

Total Equity Securities Available for Sale	$953	$—	$—	$953

Total Securities Available for Sale	$178,021	$360,335	$—	$538,356

LIABILITIES:
Stock Warrants	$—	$—	$1,614	$1,614

December 31, 2010
ASSETS:
Debt Securities Available for Sale:

Collateralized Mortgage Obligations	$—	$137,193	$—	$137,193
U.S. Government Agency Securities	113,334	—	—	113,334
Residential Mortgage-Backed Securities	—	109,842	$—	109,842
Municipal Bonds	—	21,028	—	21,028
Corporate Bonds	—	20,205	—	20,205
Asset-Backed Securities	—	7,384	—	7,384
Other Securities	—	3,259	—	3,259

Total Debt Securities Available for Sale	$113.334	$298,911	$—	$412,245

Equity Securities Available for Sale:
Financial Services Industry	$873	—	—	$873

Total Equity Securities Available for Sale	$873	$—	$—	$873

Total Securities Available for Sale	$114,207	$298,911	$—	$413,118

LIABILITIES:
Stock Warrants	$—	$—	$1,600	$1,600

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	January 1,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	March 31,
	2011	Settlements	in Earnings	Income	of Level 3	2011
	(In Thousands)
LIABILITIES:
Stock Warrants (1)	$(1,600)	$—	$(14)	$—	$—	$(1,614)

(1)	Reflects warrants issued to Cappello Capital Corp. in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at a purchase price of $1.20 per share of our common stock and expire on October 14, 2015. See “Note 8 — Stockholders’ Equity” for more details.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     As of March 31, 2011 and 2010, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active			Losses During The
	Active Markets	Market With	Significant		Three Months
	for Identical	Identical	Unobservable		Ended March 31,
	Assets	Characteristics	Inputs		2011 and 2010
	(In Thousands)
March 31, 2011
ASSETS:
Nonperforming Loans Held for Sale	$—	$—	$30,713	(1)	$12,965
Impaired Loans	$—	$—	$155,352	(2)	$3,883
Other Real Estate Owned	$—	$—	$1,350	(3)	$882

March 31, 2010
ASSETS:
Nonperforming Loans Held for Sale	$—	$—	$4,684	(4)	$577
Impaired Loans	$—	$—	$175,701	(5)	$27,079
Other Real Estate Owned	$—	$—	$20,137	(6)	$5,537

(1)	Includes commercial property loans of $3.2 million, commercial term loan of $21.3 million, and SBA loans of $6.2 million.

(2)	Includes real estate loans of $70.5 million, commercial and industrial loans of $84.4 million, and consumer loans of $517,000 .

(3)	Includes properties from the foreclosure of commercial property loans of $360,000 and SBA loans of $990,000.

(4)	Includes commercial term loans of $4.7 million.

(5)	Includes real estate loans of $70.2 million, commercial and industrial loans of $104.8 million, and consumer loans of $659,000 .

(6)	Includes properties from the foreclosure of real estate loans of $19.7 million, and commercial and industrial loans of $468,000.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
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
     The estimated fair values of financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$170,361	$170,361	$249,720	$249,720
Investment Securities Held to Maturity	838	840	845	847
Investment Securities Available for Sale	538,356	538,356	413,118	413,118
Loans Receivable, Net of Allowance for Loan Losses	2,047,635	2,009,569	2,121,067	2,061,988
Accrued Interest Receivable	8,796	8,796	8,048	8,048
Investment in Federal Home Loan Bank Stock	26,200	26,200	27,282	27,282
Investment in Federal Reserve Bank Stock	7,449	7,449	7,449	7,449

Financial Liabilities:
Noninterest-Bearing Deposits	576,733	576,733	546,815	546,815
Interest-Bearing Deposits	1,854,207	1,864,023	1,919,906	1,927,314
Borrowings	237,357	232,409	237,626	233,077
Accrued Interest Payable	14,184	14,184	15,966	15,966

Off-Balance Sheet Items:
Commitments to Extend Credit	167,225	106	178,424	130
Standby Letters of Credit	15,103	42	15,226	50
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
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
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
     Interest-Bearing Deposits — The fair value of interest-bearing deposits, such as savings accounts, money market checking, and certificates of deposit, was estimated based on discounted cash flows. The cash flows for non-maturity deposits, including savings accounts and money market checking, were estimated based on their historical decaying experiences. The discount rate used for fair valuation was based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.
     Borrowings — Borrowings consist of FHLB advances, junior subordinated debentures and other borrowings. Discounted cash flows have been used to value borrowings.
     Accrued Interest Payable — The carrying amount of accrued interest payable approximates its fair value.
     Stock Warrants — The fair value of stock warrants was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over expected term of the warrants. The expected life assumption is based on the contract term. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the time of the grant.
     Commitments to Extend Credit and Standby Letters of Credit — The fair values of commitments to extend credit and standby letters of credit were based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.
     The following is a summary of investment securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
March 31, 2011:
Municipal Bonds	$697	$—	$—	$697
Mortgage-Backed Securities (1)	141	2	—	143

	$838	$2	$—	$840

December 31, 2010:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	149	2	—	151

	$845	$2	$—	$847

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 4 — INVESTMENT SECURITIES
     The following is a summary of investment securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
March 31, 2011:
Collateralized Mortgage Obligations (1)	$184,732	$503	$1,936	$183,299
U.S. Government Agency Securities	178,055	67	1,054	177,068
Mortgage-Backed Securities (1)	124,477	2,014	730	125,761
Municipal Bonds	22,366	49	1,379	21,036
Corporate Bonds	20,452	10	348	20,114
Asset-Backed Securities	6,651	231	—	6,882
Other Securities	3,305	—	62	3,243
Equity Securities (2)	647	306	—	953

	$540,685	$3,180	$5,509	$538,356

December 31, 2010:
Collateralized Mortgage Obligations (1)	$139,053	$470	$2,330	$137,193
U.S. Government Agency Securities	114,066	98	830	113,334
Mortgage-Backed Securities (1)	108,436	2,137	731	109,842
Municipal Bonds	22,420	48	1,440	21,028
Corporate Bonds	20,449	13	257	20,205
Asset-Backed Securities	7,115	269	—	7,384
Other Securities	3,305	—	46	3,259
Equity Securities (2)	647	226	—	873

	$415,491	$3,261	$5,634	$413,118

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities. .

(2)	Balances presented for amortized cost, representing two corporate bonds, were net of an OTTI charge of $790,000, which was related to a credit loss, as of December 31, 2010. We recorded an OTTI charge of $790,000 to write down the value of one investment security to its fair value during the year ended December 31, 2010.
     The amortized cost and estimated fair value of investment securities at March 31, 2011, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	178,438	177,230	697	697
Over Five Years Through Ten Years	32,440	32,238	—	—
Over Ten Years	19,951	18,875	—	—
Collateralized Mortgage Obligations	184,732	183,299	—	—
Mortgage-Backed Securities	124,477	125,761	141	143
Equity Securities	647	953	—	—

	$540,685	$538,356	$838	$840

     In accordance with FASB ASC 320, “Investments — Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. For the three months ended March 31, 2011 and 2010, there were no OTTI charges recorded in earnings.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2011 and December 31, 2010:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
	(In Thousands)
March 31, 2011:
Mortgage-Backed Securities	$730	$73,164	21	$—	$—	—	$730	$73,164	21
Collateralized Mortgage Obligations	1,936	127,190	27	—	—	—	1,936	127,190	27
Municipal Bonds	1,379	17,914	12	—	—	—	1,379	17,914	12
U.S. Government Agency Securities	1,054	131,016	35	—	—	—	1,054	131,016	35
Other Securities	11	1,989	2	52	948	1	63	2,937	3
Corporate Bonds	348	17,120	5	—	—	—	348	17,120	5

	$5,458	$368,393	102	$52	$948	1	$5,510	$369,341	103

December 31, 2010:
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Collateralized Mortgage Obligations	2,330	99,993	20	—	—	—	2,330	99,993	20
Municipal Bonds	1,440	16,907	11	—	—	—	1,440	16,907	11
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Other Securities	3	1,997	2	43	957	1	46	2,954	3
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2011 and December 31, 2010 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2011. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
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
     The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2011. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
     Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2011, all of them are issued and guaranteed by U.S. government sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and no concerns regarding the underlying credit of the issuers or the underlying collateral.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
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
     FASB ASC 320 requires other-than-temporarily impaired investment securities to be written down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2011 and December 31, 2010 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2011 and December 31, 2010 are warranted.
     Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$—	$210
Gross Realized Losses on Sales of Investment Securities	—	(105)

Net Realized Gains on Sales of Investment Securities	$—	$105

Proceeds from Sales of Investment Securities	$—	$3,252
Tax Expense on Sales of Investment Securities	$—	$45
     There were $0 and $105,000 in net realized gains on sales of securities available for sale during the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, no investment securities were sold. For the three months ended March 31, 2011, $43,000 ($24,000, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income. For the three months ended March 31, 2010, $1.0 million ($605,000, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income and previously net unrealized gains of $99,000 ($57,000, net of income taxes) were realized in earnings.
     Investment securities available for sale with carrying values of $127.3 million and $118.0 million as of March 31, 2011 and December 31, 2010, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 5 — LOANS
     The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure change, strategic planning revisions, concentrations of credit, loan delinquencies and no-performing loans, problem loans, and policy adjustments.
     Real estate loans are subject to loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans are consisted of commercial term loans, commercial lines of credit, and SBA loans. Consumer loans are consisted of auto loans, credit cards, personal loans, and home equity lines of credit. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.
     Concentrations of Credit: The majority of the Bank’s loan portfolio consists of commercial real estate loans and commercial and industrial loans. The Bank has been diversifying and monitoring commercial real estate loans based on property types, tightening underwriting standards, and portfolio liquidity and management, and has not exceeded certain specified limits set forth in the Bank’s loan policy. Most of the Bank’s lending activity occurs within the Southern California.
Loans Receivable
     Loans receivable consisted of the following as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Real Estate Loans:
Commercial Property	$695,357	$729,222
Construction	56,707	60,995
Residential Property	60,352	62,645

Total Real Estate Loans	812,416	852,862

Commercial and Industrial Loans: (1)
Commercial Term	1,058,250	1,118,999
SBA	101,079	105,688
Commercial Lines of Credit	59,318	59,056
International	46,860	44,167

Total Commercial and Industrial Loans	1,265,507	1,327,910

Consumer Loans	48,120	50,300

Total Gross Loans	2,126,043	2,231,072
Allowance for Loans Losses	(125,780)	(146,059)
Deferred Loan Fees	(277)	(566)

Loans Receivable, Net	$1,999,986	$2,084,447

(1)	Commercial and industrial loans include owner-occupied property loans of $864.7 million and $894.8 million as of March 31, 2011 and December 31, 2010, respectively.
     Accrued interest on loans receivable amounted to $6.6 million and $6.5 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, loans receivable totaling $976.3 million and $1.03 billion, respectively, was pledged to secure FHLB advances and the Fed Discount Window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following table details the information on the purchases, sales and reclassification of loan receivables to held for sale by portfolio segment for the three months ended March 31, 2011 and 2010.

		Commercial
	Real Estate	and Industrial	Consumer	Total
	(Dollars in Thousands)
March 31, 2011
Loans Held for Sale:
Beginning Balance	$3,666	$32,954	$—	$36,620
Reclassification from Loan Receivables to Loans Held for sale	17,909	23,081	—	40,990
Sales of Loans Held for sale	(17,989)	(9,316)	—	(27,305)
Principal Payoffs and Amortization	(7)	(407)	—	(414)
Valuation Adjustments	(66)	(2,176)	—	(2,242)

Ending Balance	$3,513	$44,136	$—	$47,649

March 31, 2010
Loans Held for Sale:
Beginning Balance	$—	$5,010	$—	$5,010
Reclassification from Loan Receivables to Loans Held for sale	12,816	19,153	—	31,969
Sales of Loans Held for sale	(12,816)	(13,993)	—	(26,809)
Principal Payoffs and Amortization	—	(66)	—	(66)
Valuation Adjustments	—	—	—	—

Ending Balance	$—	$10,104	$—	$10,104

     For the three months ended March 31, 2011, loan receivables of $41.0 million were reclassified as loans held for sale and loans held for sale of $27.3 million were sold. For the same quarter ended March 31, 2010, loan receivables of $32.0 million were reclassified as loans held for sale and loans held for sale of $26.8 million were sold. There were no purchases of loans receivables for the three months ended March 31, 2011 and 2010.
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$146,059	$176,063	$144,996
Actual Charge-Offs	(25,181)	(37,787)	(30,114)
Recoveries on Loans Previously Charged Off	3,626	2,538	3,721

Net Loan Charge-Offs	(21,555)	(35,249)	(26,393)

Provision Charged to Operating Expense	1,276	5,245	59,217

Balance at End of Period	$125,780	$146,059	$177,820

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$3,417	$3,662	$3,876
Provision Charged to (Reversal of Charged to) Operating Expense	(1,276)	(245)	(1,221)

Balance at End of Period	$2,141	$3,417	$2,655

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following table details the information on the allowance for credit losses by portfolio segment for the three months ended March 31, 2011 and 2010.

		Commercial
	Real Estate	and Industrial	Consumer	Unallocated	Total
	(Dollars in Thousands)
March 31, 2011
Allowance for Loan Losses:
Beginning Balance	$32,766	$108,986	$2,079	$2,228	$146,059
Charge-Offs	7,053	17,955	173	—	25,181
Recoveries on Loans Previously Charged Off	521	3,096	9	—	3,626
Provision	(350)	(249)	(183)	2,058	1,276

Ending Balance	$25,884	$93,878	$1,732	$4,286	$125,780

Ending Balance: Individually Evaluated for Impairment	$3,855	$27,599	$81	$—	$31,535

Ending Balance: Collectively Evaluated for Impairment	$22,029	$66,279	$1,651	$4,286	$94,245

Loans Receivable:
Ending Balance	$812,416	$1,265,507	$48,120	$—	$2,126,043

Ending Balance: Individually Evaluated for Impairment	$75,154	$107,585	$903	$—	$183,642

Ending Balance: Collectively Evaluated for Impairment	$737,262	$1,157,922	$47,217	$—	$1,942,401

March 31, 2010
Allowance for Loan Losses:
Beginning Balance	$30,080	$112,225	$2,691	$—	$144,996
Charge-Offs	5,404	24,091	619	—	30,114
Recoveries on Loans Previously Charged Off	1,703	1,982	36	—	3,721
Provision	5,218	53,878	121	—	59,217

Ending Balance	$31,597	$143,994	$2,229	$—	$177,820

Ending Balance: Individually Evaluated for Impairment	$4,213	$22,685	$268	$—	$27,166

Ending Balance: Collectively Evaluated for Impairment	$27,384	$121,309	$1,961	$—	$150,654

Loans Receivable:
Ending Balance	$986,417	$1,628,446	$58,886	$—	$2,673,749

Ending Balance: Individually Evaluated for Impairment	$110,358	$143,669	$659	$—	$254,686

Ending Balance: Collectively Evaluated for Impairment	$876,059	$1,484,777	$58,227	$—	$2,419,063

     Credit Quality Indicators
As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign appropriate grade for each and every loan in our loan portfolio on a grade of 0 to 8.
Pass-grade (0 to 4) loans are reviewed for reclassification on an annual basis, while criticized (5) and classified (6 and 7) loans are reviewed semi-annually. Additional adjustments may be made daily as needed. The loan grade definitions are as follows:
     Pass: pass loans are loans conforming in all respects to the Bank credit policy and regulatory requirements, that do not exhibit any potential or defined weaknesses as defined under Special Mention, Substandard or Doubtful. This is the lowest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. Following are sub categories within Pass grade:
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
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
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
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)

	Pass	Criticized	Classified
	(Grade 0-4)	(Grade 5)	(Grade 6-7)	Total Loans
	(In Thousands)
March 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$308,057	$18,347	$30,391	$356,795
Land	3,639	—	28,596	32,235
Other	253,168	20,040	33,119	306,327
Construction	8,752	18,758	29,197	56,707
Residential Property	56,956	—	3,396	60,352

Commercial and Industrial Loans:
Commercial Term
Unsecured	123,222	25,507	55,678	204,407
Secured by Real Estate	607,526	114,749	131,568	853,843
Commercial Lines of Credit	41,684	9,902	7,732	59,318
SBA	65,658	2,385	33,036	101,079
International	41,422	4,786	652	46,860

Consumer Loans	45,670	590	1,860	48,120

Total	$1,555,754	$215,064	$355,225	$2,126,043

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$302,696	$18,507	$38,568	$359,771
Land	3,845	—	37,353	41,198
Other	265,957	20,804	41,493	328,254
Construction	12,958	25,897	22,139	60,994
Residential Property	59,329	—	3,315	62,644

Commercial and Industrial Loans:
Commercial Term
Unsecured	134,709	24,620	63,739	223,068
Secured by Real Estate	617,200	107,645	171,086	895,931
Commercial Lines of Credit	40,195	8,019	10,841	59,055
SBA	68,994	731	35,965	105,690
International	38,447	4,693	1,027	44,167

Consumer Loans	48,027	347	1,926	50,300

Total	$1,592,357	$211,263	$427,452	$2,231,072

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following is an aging analysis of past due loans, disaggregated by class of loan, as of March 31, 2011 and December 31, 2010:

							Accruing 90
			90 Days or				Days or
	30-59 Days Past	60-89 Days	More Past	Total Past			More Past
	Due	Past Due	Due	Due	Current	Total Loans	Due
	(In Thousands)
March 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$—	$356,796	$356,796	$—
Land	1,000	—	22,523	23,523	8,711	32,234	—
Other	1,852	688	517	3,057	303,270	306,327	—
Construction	—	—	19,750	19,750	36,957	56,707	—
Residential Property	2,069	—	1,342	3,411	56,941	60,352	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	2,309	1,743	2,863	6,915	197,493	204,408	—
Secured by Real Estate	4,959	3,503	2,899	11,361	842,481	853,842	—
Commercial Lines of Credit	1,266	191	1,422	2,879	56,439	59,318	—
SBA	9,129	1,554	12,012	22,695	78,384	101,079	—
International	—	—	—	—	46,860	46,860	—

Consumer Loans	126	607	148	881	47,239	48,120	—

Total	$22,710	$8,286	$63,476	$94,472	$2,031,571	$2,126,043	$—

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$7,857	$7,857	$351,913	$359,770	$—
Land	—	—	25,725	25,725	15,471	41,196	—
Other	—	—	7,212	7,212	321,043	328,255	—
Construction	10,409	—	8,477	18,886	42,108	60,994	—
Residential Property	522	—	1,240	1,762	60,883	62,645	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	2,208	2,781	6,842	11,831	211,237	223,068	—
Secured by Real Estate	5,111	3,720	10,530	19,361	876,570	895,931	—
Commercial Lines of Credit	454	—	1,745	2,199	56,857	59,056	—
SBA	2,287	8,205	13,957	24,449	81,241	105,690	—
International	—	—	—	—	44,167	44,167	—

Consumer Loans	596	202	865	1,663	48,637	50,300	—

Total	$21,587	$14,908	$84,450	$120,945	$2,110,127	$2,231,072	$—

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following table provides information on impaired loans, disaggregated by class of loan, as of the dates indicated:

							Interest
							Income
			With No				Recognized
		Unpaid	Related	With an		Average	for the Three
	Recorded	Principal	Allowance	Allowance	Related	Recorded	Months
	Investment	Balance	Recorded	Recorded	Allowance	Investment	Ended (1)
	(In Thousands)
March 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$16,757	$17,134	$7,204	$9,553	$1,881	$17,016	$174
Land	27,515	27,515	22,523	4,992	1,602	29,655	—
Other	5,448	5,578	3,470	1,978	138	5,383	28
Construction	23,421	23,643	14,264	9,157	195	23,536	76
Residential Property	2,014	2,091	1,651	362	39	2,068	10

Commercial and Industrial Loans:
Commercial Term
Unsecured	12,785	13,339	2,149	10,636	9,057	13,229	145
Secured by Real Estate	82,068	83,757	26,833	55,235	15,853	83,745	1,136
Commercial Lines of Credit	3,428	3,483	1,549	1,879	826	3,469	23
SBA	18,038	19,503	9,176	8,862	1,740	18,712	290
International	123	139	—	124	123	135	2

Consumer Loans	903	921	654	249	81	915	10

Total	$192,500	$197,103	$89,473	$103,027	$31,535	$197,863	$1,894

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543	$21,190	$30
Land	35,207	35,295	5,482	29,725	1,485	40,858	—
Other	11,357	11,476	10,210	1,147	33	15,342	42
Construction	17,691	17,831	13,992	3,699	280	12,311	—
Residential Property	1,926	1,990	1,926	—	—	2,383	19

Commercial and Industrial Loans:
Commercial Term
Unsecured	17,847	18,799	6,465	11,382	10,313	18,460	198
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831	101,617	318
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321	4,988	15
SBA	17,715	18,544	7,112	10,603	2,122	23,213	301
International	127	141	—	127	127	397	3

Consumer Loans	934	951	393	541	393	639	6

Total	$204,690	$208,588	$88,492	$116,198	$29,448	$241,398	$932

(1)	Represents interest income recognized on impaired loans subsequent to classification as impaired.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$4,429	$5,569
Less: Interest Income Recognized on Impaired Loans	(2,485)	(2,771)

Interest Foregone on Impaired Loans	$1,944	$2,798

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
     The following table details non-accrual loans, disaggregated by class of loan, for the periods indicated:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	$8,669	$10,998
Land	22,523	25,725
Other	2,177	8,953
Construction	23,421	17,691
Residential Property	2,014	1,926

Commercial and Industrial Loans:
Commercial Term
Unsecured	10,370	17,065
Secured by Real Estate	27,959	31,053
Commercial Lines of Credit	2,169	2,798
SBA	24,327	25,054
International	123	127

Consumer Loans	966	1,047

Total	$124,718	$142,437

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
The following table details non-performing assets as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Non-Accrual Loans	$124,718	$142,437
Loans 90 Days or More Past Due and Still Accruing	—	—

Total Non-Performing Loans	124,718	142,437
Other Real Estate Owned	2,642	4,089

Total Non-Performing Assets	$127,360	$146,526

Troubled Debt Restructurings on Accrual Status	$43,311	$47,395

     Loans on non-accrual status, excluding loans held for sale, totaled $124.7 million as of March 31, 2011, compared to $142.4 million as of December 31, 2010, representing a 12.4 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $94.5 million as of March 31, 2011, compared to $120.9 million as of December 31, 2010, representing a 21.9 percent decrease.
     As of March 31, 2011, other real estate owned consisted of seven properties, primarily located in California, with a combined net carrying value of $2.6 million. During the three months ended March 31, 2011, two properties, with a carrying value of $1.5 million, were transferred from loans receivable to other real estate owned and three properties, with a carrying value of $2.0 million, were sold and a loss of $219,000 was recognized. As of December 31, 2010, other real estate owned consisted of eight properties with a combined net carrying value of $4.1 million.
     During the three months ended March 31, 2011, we restructured monthly payments on 43 loans, with a net carrying value of $46.2 million as of March 31, 2011, through temporary payment structure modification from principal and interest due monthly to interest only due monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. As of March 31, 2011, troubled debt restructured loans,excluding loans held for sale, totaled $63.3 million and a $12.0 million reserve relating to these loans was included in the allowance for loan losses. As of December 31, 2010, troubled debt restructured loans, excluding loans held for sale, totaled $72.2 million and the related allowance was $10.2 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 6 — INCOME TAXES
     Under GAAP, a valuation allowance must be recorded if it is “more likely than not” that such deferred tax assets will not be realized. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets on a quarterly basis.
     In conducting our regular quarterly evaluation, we decided to maintain a full deferred tax asset valuation allowance as of March 31, 2011 based primarily upon the existence of a three-year cumulative loss position. Although our current financial forecasts indicate that sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined as of March 31, 2011.
     At March 31, 2011, valuation allowance decreased to $88.6 million compared to $92.7 million in December 31, 2010. This decrease was mainly due to a decrease of deferred tax assets balance related to credit loss provision. We had zero balance of net deferred tax assets as of March 31, 2011 and March 31, 2010. During the first quarter of 2010, we recorded a valuation allowance of $23.6 million against our deferred tax assets, totaling $68.8 million of valuation allowance as of March 31, 2010.
NOTE 7 — SHARE-BASED COMPENSATION
Share-Based Compensation Expense
     For the three months ended March 31, 2011 and 2010, share-based compensation expense was $314,000 and $206,000, respectively, and the related tax benefits were $132,000 and $87,000, respectively.
Unrecognized Share-Based Compensation Expense
     As of March 31, 2011, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$235	2.0 years
Restricted Stock Awards	246	2.5 years

Total Unrecognized Share-Based Compensation Expense	$481	2.2 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 7 — SHARE-BASED COMPENSATION (Continued)
Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended March 31, 2011:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,066,891	$11.93	5.3 years	$—	(1)

Options Granted	150,000	$1.30	9.9 years
Options Expired	(4,000)	$18.22	4.9 years
Options Forfeited	(2,800)	$18.00	5.1 years

Options Outstanding at End of Period	1,210,091	$10.58	5.7 years	$—	(2)

Options Exercisable at End of Period	843,691	$13.18	4.7 years	$—	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.15 as of December 31, 2010, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.24 as of March 31, 2011, over the exercise price, multiplied by the number of options.
     There were no options exercised during the three months ended March 31, 2011 and 2010.
Restricted Stock Awards
     The table below provides information for restricted stock awards for the three months ended March 31, 2011:

		Weighted-
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share
Restricted Stock at Beginning of Period	145,600	$1.77

Restricted Stock Granted	60,000	$1.30
Restricted Stock Forfeited	—	$—
Restricted Stock Vested	(20,000)	$1.30

Restricted Stock at End of Period	185,600	$1.72

NOTE 8 — STOCKHOLDERS’ EQUITY
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
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)
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
     Upon re-measuring the fair value of the stock warrants at March 31, 2011, compared to $1.6 million at December 31, 2010, the fair value decreased by $14,000, which we have included in other operating expenses for the three months ended March 31, 2011. We used a weighted average expected stock volatility of 84.01% and a remaining contractual life of 4.5 years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 2.33% used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.
NOTE 9 — EARNINGS (LOSS) PER SHARE
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
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2011			2010
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Loss	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Basic EPS	$10,437	151,061,012	$0.07	$(49,486)	50,998,990	$(0.97)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	226,561	—	—	—	—

Diluted EPS	$10,437	151,287,573	$0.07	$(49,486)	50,998,990	$(0.97)

     For the three months ended March 31, 2011 and 2010, there were 1,210,091 and 1,320,915 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
NOTE 10 — OFF-BALANCE SHEET COMMITMENTS
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 10 — OFF-BALANCE SHEET COMMITMENTS (Continued)
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
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Commitments to Extend Credit	$167,225	$178,424
Standby Letters of Credit	15,103	15,226
Commercial Letters of Credit	8,694	11,899
Unused Credit Card Lines	23,990	24,649

Total Undisbursed Loan Commitments	$215,012	$230,198

NOTE 11 — SEGMENT REPORTING
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
NOTE 12 — LIQUIDITY
Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2011. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of March 31, 2011, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $7.1 million, down from $7.7 million as of December 31, 2010.
Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2011, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of only $153.6 million that slightly decreased $85,000 in 2011.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of March 31, 2011, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $435.1 million and $281.5 million, respectively. The Bank’s FHLB borrowings as of March 31, 2011 totaled $153.6 million, representing 5.3 percent of total assets.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Continued)
NOTE 12 — LIQUIDITY (Continued)
     As of May 6, 2011, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $435.1 million and $281.5 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $165.8 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $354.6 million, and had no borrowings as of March 31, 2011. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2010, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.
          Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of March 31, 2011, in compliance with its regulatory restrictions, the Bank did not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.
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
NOTE 13 — SUBSEQUENT EVENTS
     Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2011. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 and with the unaudited consolidated financial statements and notes thereto set forth in this Report.
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Form 10-Q other than statements of historical fact are “forward —looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plan and availability, plans and objectives of management for future operations, developments regarding our securities purchase agreement with Woori, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:
•	our ability to continue as going concern;

•	closure of Hanmi Bank and appointment of the Federal Deposit Insurance Corporation as receiver;

•	failure to complete the transaction contemplated by the securities purchase agreement with Woori Finance Holdings Co., Ltd.;

•	failure to raise enough capital to support our operations or meet our regulatory requirements;

•	failure to maintain adequate levels of capital to support our operations;

•	conditions in the capital markets for raising capital;

•	a significant number of customers failing to perform under their loans and other terms of credit agreements;

•	our compliance with and the effect of regulatory orders we have entered into and potential future supervisory or governmental actions against us or Hanmi Bank;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits and restrictions on taking brokered deposits;

•	sources of liquidity available to us and to Hanmi Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;

•	adverse changes in domestic or global financial markets, economic conditions or business conditions;

•	regulatory restrictions on Hanmi Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;

•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	failure to attract or retain our key employees;

•	adequacy of our allowance for loan losses;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in financial markets that may result in impairment charges relating to our securities portfolio;

•	competition in our primary market areas;.

•	demographic changes in our primary market areas;

•	global hostilities, acts of war or terrorism, including but not limited to, conflict between North and South Korea;

•	the effects of climate change and attendant regulation on our customers and borrowers;

•	the effects of litigation against us;

•	significant government regulations, legislation and potential changes thereto; and

•	other risks described herein and in the other reports and statements we file with the SEC.
     For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Form 10-Q under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
CRITICAL ACCOUNTING POLICIES
     We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,234,110	$2,765,701
Average Investment Securities	$473,113	$125,340
Average Interest-Earning Assets	$2,892,404	$3,010,938
Average Total Assets	$2,906,253	$3,086,198
Average Deposits	$2,458,836	$2,662,960
Average Borrowings	$237,452	$257,132
Average Interest-Bearing Liabilities	$2,133,097	$2,360,992
Average Stockholders’ Equity	$178,221	$137,931

PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$0.07	$(0.97)
Earnings (Loss) Per Share — Diluted	$0.07	$(0.97)
Common Shares Outstanding	151,258,390	51,182,390
Book Value Per Share (2)	$1.22	$1.97

SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	1.46%	(6.50%)
Return on Average Stockholders’ Equity (3) (5)	23.75%	(145.50%)
Efficiency Ratio (6)	66.61%	76.37%
Net Interest Spread (7)	3.27%	3.29%
Net Interest Margin (8)	3.66%	3.69%
Average Stockholders’ Equity to Average Total Assets	6.13%	4.47%

SELECTED CAPITAL RATIOS: (9)
Total Risk-Based Capital Ratio:
Hanmi Financial	13.05%	7.86%
Hanmi Bank	13.00%	7.81%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	10.96%	4.80%
Hanmi Bank	11.70%	6.49%
Tier 1 Leverage Ratio:
Hanmi Financial	8.51%	4.20%
Hanmi Bank	9.08%	5.68%

SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (10)	6.98%	9.77%
Non-Performing Assets to Total Assets (11)	5.36%	9.43%
Net Loan Charge-Offs to Average Total Gross Loans (12)	3.91%	3.87%
Allowance for Loan Losses to Total Gross Loans	5.79%	6.63%
Allowance for Loan Losses to Non-Performing Loans	82.90%	67.81%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Total stockholders’ equity divided by common shares outstanding.

(3)	Calculation based upon annualized net income (loss).

(4)	Net income (loss) divided by average total assets.

(5)	Net income (loss) divided by average stockholders’ equity.

(6)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(9)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(10)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.

(11)	Non-performing assets consist of non-performing loans (see footnote (10) above) and other real estate owned.

(12)	Calculation based upon annualized net loan charge-offs.
Non-GAAP Financial Measures
     Tangible Stockholders’ Equity to Tangible Assets Ratio
     Tangible Stockholders’ equity to tangible assets ratio is supplemental financial information determined by a method other than in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is used by management in the analysis of Hanmi Bank’s capital strength. Tangible equity is calculated by subtracting goodwill and other intangible assets from total stockholders’ equity.

Banking and financial institution regulators also exclude goodwill and other intangible assets from total stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the capital strength of Hanmi Bank. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:
     Hanmi Bank

	March 31,	March 31,
	2011	2010
	(In Thousands)
Total Assets	$2,872,804	$3,011,524
Less Intangible Assets	(303)	(1,058)

Tangible Assets	$2,872,501	$3,010,466

Total Stockholders’ Equity	$261,639	$178,513
Less Intangible Assets	(303)	(1,058)

Tangible Stockholders’ Equity	$261,336	$177,455

Total Stockholders’ Equity to Total Assets Ratio	9.11%	5.93%
Tangible Stockholders’ Equity to Tangible Assets Ratio	9.10%	5.89%
     As of March 31, 2011 and 2010, the Bank had tangible stockholders’ equity to tangible assets ratio of 9.10% and 5.89%, respectively.
EXECUTIVE OVERVIEW
     For the first quarter ended March 31, 2011, we recognized net income of $10.4 million or $0.07 per diluted share, compared to net income of $5.3 million or $0.04 per diluted share and net losses of $49.5 million or $(0.97) per share for the fourth quarter ended December 31, 2010 and the first quarter ended March 31, 2010, respectively. The increase in net income for the first quarter of 2011 was primarily driven by the lack of any provision for credit losses for the first quarter of 2011, reflecting the continuous improvement in our credit quality metrics. We recorded $5.0 million and $58.0 million in provision for credit losses for the fourth quarter ended December 31, 2010 and the first quarter ended March 31, 2010, respectively.
     On July 27, 2010, we successfully completed a $120 million registered rights and best efforts offering to strengthen our capital position. As a result, we satisfied the $100 million capital contribution requirement set forth in the Order and the Bank has met the threshold for being considered “well-capitalized” for regulatory purposes since September 30, 2010. However, the tangible capital ratio requirement set forth in the Order has not been satisfied as of March 31, 2011. Accordingly, we notified the DFI and the FRB of such event. For a further discussion of the Bank’s capital condition and capital resources, see “Capital Resources and Liquidity.”
     We have made continuous efforts to improve our asset quality through proactive loan monitoring, accelerated problem loan resolutions, and sales of non-performing assets. In accordance with our liquidity preservation strategy, funds raised from the secondary stock offerings and sales of loans were placed into highly liquid assets. As a result, we maintained a strong liquidity position with $709.6 million in cash and marketable securities as of March 31, 2011.
     Significant financial highlights include (as of and for the period ended March 31, 2011):
•	The Bank’s total risk-based capital ratio improved to 13.00% as of March 31, 2011 compared to 12.22% as of December 31, 2010. The Bank’s tangible common equity to tangible assets also improved to 9.10% as of March 31, 2011 compared to 8.59% as of December 31, 2010.

•	Non-performing loans decreased to $151.7 million, or 6.98% of total gross loans, as of March 31, 2011 compared to $169.0 million, or 7.45% as of December 31, 2010. Non-performing assets decreased to $154.4 million, or 5.36% of total assets, as of March 31, 2011 compared to $173.1 million, or 5.95% as of December 31, 2010.

•	The average loan yield improved by 23 basis points to 5.61% in the first quarter of 2011 compared to 5.38% for the same period of 2010, reflecting the improvement in credit quality.

•	The cost of funds decreased primarily through downward re-pricing of matured time deposits. The average funding cost decreased by 32 basis points to 1.17% in the first quarter of 2011 compared to 1.49% for the same period of 2010.
Outlook for 2011
     As set forth in our Form 10-K for the year ended December 31, 2010, our strategic focuses for 2011 will be to enhance our capital position, continue to improve our credit quality and to fully comply with all of the requirements of the Order and the Agreement.
     We believe that our continuous proactive initiatives to manage credit risk exposure have resulted in improvement of our asset quality over the past several quarters. Our commitment to elevate our credit risk management systems will continue in order to meet the challenges of our uncertain economic environment.
     In addition to sustained credit quality improvement, we will focus on growth and expansion in two primary areas: quality loans and core deposits. We intend to continue to launch innovative new core deposit products and services as well as generate quality new loans to expand our existing customer base with the goal of improving our profitability.
     We are actively evaluating various opportunities to further enhance our capital position with additional capital, including Woori Finance’s proposed investment, so as to strengthen our balance sheet for future growth and unexpected economic events, and to fully comply with regulatory orders we are subject to. We expect to make progress during the second quarter of 2011.
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

	Three Months Ended
	March 31, 2011			March 31, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,234,110	$30,905	5.61%	$2,765,701	$36,695	5.38%
Municipal Securities:
Taxable	17,531	178	4.06%	—	—	—
Tax — Exempt (2)	4,466	62	5.55%	7,549	118	6.25%
Obligations of Other U.S. Government Agencies	146,312	623	1.70%	32,120	383	4.77%
Other Debt Securities	304,804	1,872	2.46%	85,671	701	3.27%
Equity Securities	35,557	132	1.48%	39,369	125	1.27%
Federal Funds Sold	6,699	8	0.48%	14,118	17	0.48%
Term Federal Funds Sold	19,778	27	0.55%	—	—	—
Interest-Earning Deposits	123,147	89	0.29%	66,410	55	0.33%

Total Interest-Earning Assets	2,892,404	33,896	4.75%	3,010,938	38,094	5.13%

Noninterest-Earning Assets:
Cash and Cash Equivalents	67,854			67,157
Allowance for Loan Losses	(145,784)			(157,296)
Other Assets	91,779			165,399

Total Noninterest-Earning Assets	13,849			75,260

TOTAL ASSETS	$2,906,253			$3,086,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$113,080	749	2.69%	$115,625	824	2.89%
Money Market Checking and NOW Accounts	448,807	1,002	0.91%	558,916	1,622	1.18%
Time Deposits of $100,000 or More	1,051,340	4,059	1.57%	924,055	4,677	2.05%
Other Time Deposits	282,418	925	1.33%	505,264	2,581	2.07%
Federal Home Loan Bank Advances	153,609	333	0.88%	173,062	346	0.81%
Other Borrowings	1,437	—	—	1,664	—	—
Junior Subordinated Debentures	82,406	698	3.44%	82,406	669	3.29%

Total Interest-Bearing Liabilities	2,133,097	7,766	1.48%	2,360,992	10,719	1.84%

Noninterest-Bearing Liabilities:
Demand Deposits	563,191			559,100
Other Liabilities	31,744			28,175

Total Noninterest-Bearing Liabilities	594,935			587,275

Total Liabilities	2,728,032			2,948,267
Stockholders’ Equity	178,221			137,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,906,253			$3,086,198

NET INTEREST INCOME		$26,130			$27,375

NET INTEREST SPREAD (3)			3.27%			3.29%

NET INTEREST MARGIN (4)			3.66%			3.69%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $495,000 and $450,000 for the three months ended March 31, 2011 and 2010, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2011 vs.
	Three Months Ended March 31, 2010
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(7,299)	$1,509	$(5,790)
Municipal Securities:
Taxable	178	—	178
Tax — Exempt	(44)	(12)	(56)
Obligations of Other U.S. Government Agencies	620	(380)	240
Other Debt Securities	1,386	(215)	1,171
Equity Securities	(13)	20	7
Federal Funds Sold	(9)	—	(9)
Term Federal Funds Sold	27	—	27
Interest-Earning Deposits	42	(8)	34

Total Interest and Dividend Income	(5,112)	914	(4,198)

Interest Expense:
Savings	(18)	(57)	(75)
Money Market Checking and NOW Accounts	(286)	(334)	(620)
Time Deposits of $100,000 or More	588	(1,206)	(618)
Other Time Deposits	(913)	(743)	(1,656)
Federal Home Loan Bank Advances	(41)	28	(13)
Junior Subordinated Debentures	—	29	29

Total Interest Expense	(670)	(2,283)	(2,953)

Change in Net Interest Income	$(4,442)	$3,197	$(1,245)

     For the three months ended March 31, 2011 and 2010, net interest income before provision for credit losses on a tax-equivalent basis was $26.1 million and $27.4 million, respectively. Interest income decreased 11.02 percent to $33.9 million for the three months ended March 31, 2011 from $38.1 million for the same period in 2010 and interest expense decreased 27.55 percent to $7.8 million for the three months ended March 31, 2011 from $10.7 million for the same period in 2010. The net interest spread and net interest margin for the three months ended March 31, 2011 were 3.27 percent and 3.66 percent, respectively, compared to 3.29 percent and 3.69 percent, respectively, for the same period in 2010. The decrease in net interest income was primarily due to the decrease in gross loans resulting from the disposition of non-performing assets under the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was partially offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.
     Average gross loans decreased by $531.6 million, or 19.22 percent, to $2.23 billion for the three months ended March 31, 2011 from $2.77 billion for the same period in 2010. Average investment securities increased by $347.8 million, or 277.5 percent, to $473.1 million for the three months ended March 31, 2011 from $125.3 million for the same period in 2010. Average interest-earning assets decreased by $118.5 million, or 3.94 percent, to $2.89 billion for the three months ended March 31, 2011 from $3.01 billion for the same period in 2010. The decrease in average interest earning assets was a direct result of our balance sheet deleveraging and credit quality improvement strategy during 2010 through the disposition of problem assets while maintaining strong level of liquidity with the increased investment in short and mid-term instruments. Consistent with this strategy, the average interest-bearing liabilities decreased by $227.9 million, or 9.65 percent to $2.13 billion for the three months ended March 31, 2011 from $2.36 billion for the same period in 2010. Average FHLB advances decreased by $19.5 million, or 11.24 percent, to $153.6 million for the three months ended March 31, 2011 from $173.1 million for the same period in 2010.

     The average yield on interest-earning assets decreased by 38 basis points from 5.13 percent for the three months ended March 31, 2010 to 4.75 percent for the same period in 2011, primarily due to lower yields on investment securities in the current low interest rate environment, partially offset by an increase in loan portfolio yields. Total loan interest and fee income decreased by $5.8 million, or 15.78 percent to $30.9 million for the three months ended March 31, 2011 from $36.7 million for the same period in 2010 due primarily to a 19.22 percent decrease in the average gross loans. The average yield on loans increased from 5.38 percent for the three months ended March 31, 2010 to 5.61 percent for the same period in 2011. This increase reflected substantial improvement in credit quality metrics, including delinquent loan levels and non-performing loans. The average cost on interest-bearing liabilities decreased by 36 basis points from 1.84 percent for the three months ended March 31, 2010 to 1.48 percent for the same period in 2011. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. Average brokered deposits decreased to zero for the three months ended March 31, 2011 from $63.4 million for the same period in 2010. Average FHLB advances decreased by $19.5 million, or 11.24 percent to $153.6 million for the three months ended March 31, 2011 from $173.1 million for the same period in 2010.
Provision for Credit Losses
     For the three months ended March 31, 2011 and 2010, the provision for credit losses was zero and $58.0 million, respectively. The substantial decrease in the provision for credit losses is attributable to decreases in net charge-offs and problem loans, reflecting the improvement in asset quality through aggressive management of our problem assets. Net charge-offs decreased $4.8 million, or 18.3 percent, from $26.4 million for the three months ended March 31, 2010 to $21.6 million for the same period in 2011. Non-performing loans decreased from $262.2 million, or 9.77 percent of total gross loans, as of March 31, 2010 to $151.7 million, or 6.98 percent of total gross loans, as of March 31, 2011. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.
Non-Interest Income
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$3,141	$3,726	$(585)	(15.7%)
Insurance Commissions	1,260	1,278	(18)	(1.4%)
Remittance Fees	462	462	—	—
Trade Finance Fees	297	351	(54)	(15.4%)
Other Service Charges and Fees	333	412	(79)	(19.2%)
Bank-Owned Life Insurance Income	230	231	(1)	(0.4%)
Net Gain on Sales of Investment Securities	—	105	(105)	(100.0%)
Net Gain (Loss) on Sales of Loans	(338)	—	(338)	—
Other Operating Income	123	440	(317)	(72.0%)

Total Non-Interest Income	$5,508	$7,005	$(1,497)	(21.4%)

     For the three months ended March 31, 2011, non-interest income was $5.5 million, a decrease of $1.5 million, or 21.4 percent, from $7.0 million for the same period in 2010. The decrease in non-interest income is primarily attributable to the decreases in service charges on deposit accounts, net gain on sales of loans and investment securities, and other operating income. The service charges on deposit accounts decreased by $585,000, or 15.7 percent, to $3.1 million for the three months ended March 31, 2011 compared to $3.7 million for the same period in 2010, due mainly to a decrease of $520,000 in NSF charges, reflecting the continued underlying decline in activity as customers better managed their account balances. Net loss on sales of loans increased by $338,000 for the three months ended March 31, 2011 compared to the same period in 2010. The net loss on sales of loans reflected $2.2 million valuation adjustment on loans held for sale, partially offset by $1.9 million gains from the sales of loans held for sale. Net gain on sales of investment securities decreased by $105,000 for the three months ended March 31, 2011 compared to the same period in 2010. The sales of investment securities for the March 31, 2010 were a direct result of our balance-sheet deleveraging strategy. The proceeds from the sale of investment securities provided additional liquidity to reduce our wholesale funds. No investment security was sold during the first quarter of 2011. Other operating income decreased by $317,000, or 72.0 percent, to $123,000 for the three months ended March 31, 2011 compared to $440,000 for the same period in 2010.

The decrease was attributable primarily to a $274,000 recovery on a previously recorded loss on sale of OREO during the three months ended March 31, 2010. There was no such recovery for the same period in 2011.
Non-Interest Expense
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$9,124	$8,786	$338	3.8%
Occupancy and Equipment	2,565	2,725	(160)	(5.9%)
Deposit Insurance Premiums and Regulatory Assessments	2,070	2,224	(154)	(6.9%)
Data Processing	1,399	1,499	(100)	(6.7%)
Other Real Estate Owned Expense	829	5,700	(4,871)	(85.5%)
Professional Fees	789	1,066	(277)	(26.0%)
Directors and Officers Liability Insurance	734	716	18	2.5%
Supplies and Communications	578	517	61	11.8%
Advertising and Promotion	566	535	31	5.8%
Loan-Related Expense	225	307	(82)	(26.7%)
Amortization of Other Intangible Assets	218	328	(110)	(33.5%)
Other Operating Expenses	1,964	1,821	143	7.9%

Total Non-Interest Expense	$21,061	$26,224	$(5,163)	(19.7%)

     For the three months ended March 31, 2011, non-interest expense was $21.1 million, a decrease of $5.2 million, or 19.7 percent, from $26.2 million for the same period in 2010. The efficiency ratio for the three months ended March 31, 2011 was 66.61 percent, compared to 76.37 percent for the same period in 2010. The $5.2 million decrease in non-interest expense was primarily due to the decreases in OREO expense and professional fees, partially offset by an increase in compensation. OREO expense decreased by $4.9 million, or 85.5 percent to $829,000 for the three months ended March 31, 2011 compared to $5.7 million for the same period in 2010, primarily as a result of a $5.1 million decrease in valuation allowance. Professional fees decreased by $277,000, or 26.0 percent, to $789,000 for the three months ended March 31, 2011 compared to $1.1 million for the same period in 2010, primarily due to the absence of expenses paid for due diligence and tax consulting service during the three months ended March 31, 2010. Salaries and employee benefits increased by $338,000, or 3.8 percent, from $8.8 million for the three months ended March 31, 2010 to $9.1 million for the same period in 2010, primarily due to $293,000 of severance payments recognized during the quarter ended March 31, 2011.
Provision (Benefit) for Income Taxes
     For the three months ended March 31, 2011, income tax expenses of $119,000 were recognized on pre-tax income of $10.6 million, representing an effective tax rate of 1.13 percent, compared to income tax benefits of $395,000 recognized on pre-tax loss of $49.9 million, representing an effective tax rate of 0.8 percent, for the same period in 2010. This income tax expenses primarily resulted from the changes in FIN 48 reserve during the first quarter in 2011.
FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of March 31, 2011 and December 31, 2010. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.
     As of March 31, 2011, the investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations.

Investment securities available for sale were 99.84 percent and 99.80 percent of the total investment portfolio as of March 31, 2011 and December 31, 2010, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2011 and December 31, 2010.
     As of March 31, 2011, securities available for sale were $538.4 million, or 18.7 percent of total assets, compared to $413.1 million, or 14.2 percent of total assets, as of December 31, 2010. Securities available for sale increased in 2011, due mainly to our liquidity-preservation and earnings-enhancement strategies that we put additional funds from amortization and sales of loans into marketable securities. For the three months ended March 31, 2011 and December 31, 2010, we purchased $145.1 million and $153.8 million, respectively, of various types of marketable securities to replenish the portfolio for principal repayments in the form of calls, prepayments and scheduled amortization and to maintain an investment portfolio mix and size consistent with our capital market expectations and asset-liability management strategies.
     The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	March 31, 2011			December 31, 2010
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Securities Held to Maturity:
Municipal Bonds	$697	$697	$—	$696	$696	$—
Mortgage-Backed Securities (1)	141	143	2	149	151	2

Total Securities Held to Maturity	$838	$840	$2	$845	$847	$2

Securities Available for Sale:
Collateralized Mortgage Obligations	$184,732	$183,299	$(1,433)	$139,053	$137,193	$(1,860)
U.S. Government Agency Securities	178,055	177,068	(987)	114,066	113,334	(732)
Mortgage-Backed Securities (1)	124,477	125,761	1,284	108,436	109,842	1,460
Municipal Bonds	22,366	21,036	(1,330)	22,420	21,028	(1,392)
Corporate Bonds	20,452	20,114	(338)	20,449	20,205	(244)
Asset-Backed Securities	6,651	6,882	231	7,115	7,384	269
Other Securities	3,305	3,243	(62)	3,305	3,259	(46)
Equity Securities (2)	647	953	306	647	873	226

Total Securities Available for Sale	$540,685	$538,356	$(2,329)	$415,491	$413,118	$(2,373)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Balances presented for amortized cost, representing two corporate bonds, were net of an OTTI charge of $790,000, which was related to a credit loss, as of December 31, 2010. We recorded an OTTI charge of $790,000 to write down the value of one investment security to its fair value during the year ended December 31, 2010.
     The amortized cost and estimated fair value of investment securities as of March 31, 2011, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	178,438	177,230	697	697
Over Five Years Through Ten Years	32,440	32,238	—	—
Over Ten Years	19,951	18,875	—	—
Collateralized Mortgage Obligations	184,732	183,299	—	—
Mortgage-Backed Securities	124,477	125,761	141	143
Equity Securities	647	953	—	—

	$540,685	$538,356	$838	$840

     We perform periodic reviews for impairment in accordance with FASB ASC 320. The impairment losses described previously are not included in the table below as the impairment losses were recorded. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2011 and December 31, 2010:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Investment Securities	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
Available for Sale	(In Thousands)
March 31, 2011:
Mortgage-Backed Securities	$730	$73,164	21	$—	$—	—	$730	$73,164	21
Collateralized Mortgage Obligations	1,936	127,190	27	—	—	—	1,936	127,190	27
Municipal Bonds	1,379	17,914	12	—	—	—	1,379	17,914	12
U.S. Government Agency Securities	1,054	131,016	35	—	—	—	1,054	131,016	35
Other Securities	11	1,989	2	52	948	1	63	2,937	3
Corporate Bonds	348	17,120	5	—	—	—	348	17,120	5

	$5,458	$368,393	102	$52	$948	1	$5,510	$369,341	103

December 31, 2010:
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Collateralized Mortgage Obligations	2,330	99,993	20	—	—	—	2,330	99,993	20
Municipal Bonds	1,440	16,907	11	—	—	—	1,440	16,907	11
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Other Securities	3	1,997	2	43	957	1	46	2,954	3
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2011 and December 31, 2010 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2011. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
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
     The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2011. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
     Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2011, all of them are issued and guaranteed by governmental sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and no concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in the opinion of management, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2011 and December 31, 2010 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2011 and December 31, 2010 are warranted.
     Investment securities available for sale with carrying values of $127.3 million and $118.0 million as of March 31, 2011 and December 31, 2010, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
Loan Portfolio
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property (1)	$698,869	$731,482	$(32,613)	(4.5%)
Construction (2)	56,707	62,400	(5,693)	(9.1%)
Residential Property	60,352	62,645	(2,293)	(3.7%)

Total Real Estate Loans	815,928	856,527	(40,599)	(4.7%)

Commercial and Industrial Loans: (3)
Commercial Term (4)	1,083,294	1,133,892	(50,598)	(4.5%)
Commercial Lines of Credit	59,318	59,056	262	0.4%
SBA (5)	120,172	123,750	(3,578)	(2.9%)
International	46,860	44,167	2,693	6.1%

Total Commercial and Industrial Loans	1,309,644	1,360,865	(51,221)	(3.8%)

Consumer Loans	48,120	50,300	(2,180)	(4.3%)

Total Loans — Gross	2,173,692	2,267,692	(94,000)	(4.1%)

Deferred Loan Fees	(277)	(566)	289	(51.1%)
Allowance for Loan Losses	(125,780)	(146,059)	20,279	(13.9%)

Net Loans Receivable	$2,047,635	$2,121,067	$(73,432)	(3.5%)

(1)	Includes loans held for sale, at the lower of cost or fair value, of $3.5 million and $2.3 million as of March 31, 2011 and December 31, 2010, respectively.

(2)	Includes loans held for sale, at the lower of cost or fair value, of $0 and $1.4 million as of March 31, 2011 and December 31, 2010, respectively.

(3)	Includes owner-occupied property loans of $864.7 million and $894.8 million as of March 31, 2011 and December 31, 2010, respectively.

(4)	Includes loans held for sale, at the lower of cost or fair value, of $25.0 million and $14.9 million as of March 31, 2011 and December 31, 2010, respectively.

(5)	Includes loans held for sale, at the lower of cost or fair value, of $19.1 million and $18.1 million as of March 31, 2011 and December 31, 2010, respectively.
     As of March 31, 2011 and December 31, 2010, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.05 billion and $2.12 billion, respectively, a decrease of $73.4 million, or 3.5 percent. Total gross loans decreased by $94.0 million, or 4.1 percent, from $2.27 billion as of December 31, 2010 to $2.17 billion as of March 31, 2011.
     During the first quarter of 2011, total new loan production and advances amounted to $58.7 million. For the same period, we experienced decreases in loans totaling $152.7 million, comprised of $100.5 million in principal amortization and payoffs, $25.2 million in charge-offs, $25.5 million in problem loan sales, and $1.5 million that were transferred to OREO. For the three months ended March 31, 2011, the $32.6 million decrease in commercial property loans was attributable to $22.4 million in principal amortization and payoffs, $7.1 million in charge-offs, and $15.0 million in loan sales, partially offset by new loan production and advances of $11.9 million. The $50.6 million decrease in commercial term loans for the three months ended March 31, 2011 was attributable to $50.3 million in principal amortization and payoffs, $14.4 million in charge-offs, and $8.7 million in loan sales, partially offset by new loan production and advances of $22.8 million.
     Real estate loans, composed of commercial property, construction loans and residential property, decreased $40.6 million, or 4.7 percent, to $815.9 million as of March 31, 2011 from $856.5 million as of December 31, 2010, representing 37.5 percent and 37.8 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $51.2 million, or 3.8 percent, to $1.31 billion as of March 31, 2011 from $1.36 billion as of December 31, 2010, representing 60.2 percent and 60.0 percent, respectively, of total gross loans. Consumer loans decreased $2.2 million, or 4.3 percent, to $48.1 million as of March 31, 2011 from $50.3 million as of December 31, 2010.
     As of March 31, 2011, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	March 31, 2011	Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$378,387	17.4%
Accommodation/Hospitality	$304,379	14.0%
Gasoline Stations	$281,569	13.0%
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
     Except for non-performing loans set forth below, management is not aware of any loans as of March 31, 2011 and December 31, 2010 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

     The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
		(Dollars in Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$36,300	$47,937	$(11,637)	(24.3%)
Construction	23,421	19,097	4,324	22.6%
Residential Property	2,014	1,925	89	4.6%
Commercial and Industrial Loans:
Commercial Term	56,198	63,012	(6,814)	(10.8%)
Commercial Lines of Credit	2,169	2,798	(629)	(22.5%)
SBA	30,539	33,085	(2,546)	(7.7%)
International	123	127	(4)	(3.1%)
Consumer Loans	966	1,047	(81)	(7.7%)

Total Non-Accrual Loans	151,730	169,028	(17,298)	(10.2%)
Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):	—	—	—	—

Total Non-Performing Loans (1) (2)	151,730	169,028	(17,298)	(10.2%)
Other Real Estate Owned	2,642	4,089	(1,447)	(35.4%)

Total Non-Performing Assets	$154,372	$173,117	$(18,745)	(10.8%)

Non-Performing Loans as a Percentage of Total Gross Loans	6.98%	7.45%
Non-Performing Assets as a Percentage of Total Assets	5.36%	5.95%
Troubled Debt Restructured Performing Loans	$43,311	$47,395	$(4,084)	(8.6%)

(1)	Includes troubled debt restructured non-performing loans of $34.2 million and $27.0 million as of March 31, 2011 and December 31, 2010, respectively.

(2)	Includes loans held for sale.
     Non-accrual loans totaled $151.7 million as of March 31, 2011, compared to $169.0 million as of December 31, 2010, representing a 10.2 percent decrease. Delinquent loans (defined as 30 days or more past due) were $119.1 million as of March 31, 2011, compared to $147.5 million as of December 31, 2010, representing a 19.3 percent decrease. Of the $119.1 million delinquent loans as of March 31, 2011, $98.3 million was included in non-performing loans. The $126.1 million of $147.5 million delinquent loans as of December 31, 2010 was included in non-performing loans. During the first quarter of 2011, loans totaling $38.5 million were placed on nonaccrual status. The additions to nonaccrual loans of $38.5 million were offset by $22.1 million in charge-offs, $21.7 million in sales of problem loans, $8.3 million in principal paydowns and payoffs, $3.1 million that were placed back to accrual status, and $657,000 that were transferred to OREO.
     The ratio of non-performing loans to total gross loans also decreased to 6.98 percent at March 31, 2011 from 7.45 percent at December 31, 2010. During the same period, our allowance for loan losses decreased by $20.3 million, or 13.9 percent, to $125.8 million from $146.1 million. Of the $151.7 million non-performing loans, approximately $107.2 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $12.6 million as of March 31, 2011. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
     As of March 31, 2011, $128.8 million, or 84.9 percent, of the $151.7 million of non-performing loans were secured by real estate, compared to $138.1 million, or 81.7 percent, of the $169.0 million of non-performing loans as of December 31, 2010. In light of declining property values in the current challenging economic condition affecting the real estate markets, the Bank obtained current appraisals for most non-performing loan collaterals, but factored in adequate market discounts on some non-performing loan collaterals to compensate for their non-current appraisals.
     As of March 31, 2011, other real estate owned consisted of seven properties, primarily located in California, with a combined net carrying value of $2.6 million.

During the three months ended March 31, 2011, two properties, with a carrying value of $1.5 million, were transferred from loans receivable to other real estate owned and three properties, with a carrying value of $2.0 million, were sold and a loss of $219,000 was recognized. As of December 31, 2010, other real estate owned consisted of eight properties with a combined net carrying value of $4.1 million.
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
     The following table provides information on impaired loans as of the dates indicated:

							Interest
							Income
			With No				Recognized
		Unpaid	Related	With an		Average	for the Three
	Recorded	Principal	Allowance	Allowance	Related	Recorded	Months
	Investment	Balance	Recorded	Recorded	Allowance	Investment	Ended(1)
	(In Thousands)
March 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$16,757	$17,134	$7,204	$9,553	$1,881	$17,016	$174
Land	27,515	27,515	22,523	4,992	1,602	29,655	—
Other	5,448	5,578	3,470	1,978	138	5,383	28
Construction	23,421	23,643	14,264	9,157	195	23,536	76
Residential Property	2,014	2,091	1,651	362	39	2,068	10

Commercial and Industrial Loans:
Commercial Term
Unsecured	12,785	13,339	2,149	10,636	9,057	13,229	145
Secured by Real Estate	82,068	83,757	26,833	55,235	15,853	83,745	1,136
Commercial Lines of Credit	3,428	3,483	1,549	1,879	826	3,469	23
SBA	18,038	19,503	9,176	8,862	1,740	18,712	290
International	123	139	—	124	123	135	2

Consumer Loans	903	921	654	249	81	915	10

Total	$192,500	$197,103	$89,473	$103,027	$31,535	$197,863	$1,894

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543	$21,190	$30
Land	35,207	35,295	5,482	29,725	1,485	40,858	—
Other	11,357	11,476	10,210	1,147	33	15,342	42
Construction	17,691	17,831	13,992	3,699	280	12,311	—
Residential Property	1,926	1,990	1,926	—	—	2,383	19

Commercial and Industrial Loans:
Commercial Term
Unsecured	17,847	18,799	6,465	11,382	10,313	18,460	198
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831	101,617	318
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321	4,988	15
SBA	17,715	18,544	7,112	10,603	2,122	23,213	301
International	127	141	—	127	127	397	3

Consumer Loans	934	951	393	541	393	639	6

Total	$204,690	$208,588	$88,492	$116,198	$29,448	$241,398	$932

(1)	Represents interest income recognized on impaired loans subsequent to classification as impaired.

     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$4,429	$5,569
Less: Interest Income Recognized on Impaired Loans	(2,485)	(2,771)

Interest Foregone on Impaired Loans	$1,944	$2,798

     During the three months ended March 31, 2011, we restructured monthly payments on 43 loans, with a net carrying value of $46.2 million as of March 31, 2011, through temporary payment structure modification from principal and interest due monthly to interest only due monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. As of March 31, 2011, troubled debt restructurings on accrual status totaled $43.3 million, all of which were temporary interest rate reductions, and a $7.5 million reserve relating to these loans is included in the allowance for loan losses. Troubled debt restructurings on accrual status are comprised of loans that are contractually current and have sustained repayment ability and performance or well secured and in process of collection. As of December 31, 2010, troubled debt restructured loans on accrual status totaled $47.4 million and a $6.4 million reserve relating to these loans is included in the allowance for loan losses.
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
     Real estate loans, which are mostly dependent on rental income from non-owner occupied or investor properties, have been subject to increased losses. Prior to 2009, no historic losses were recorded for loans secured by commercial real estate. However, given the decrease in sales and increase in vacancies due to the current slowed economy, losses in loans secured by office and retail properties have been significant. Loans secured by vacant land have also had significant losses as valuations have decreased and further development has been limited. Also, commercial term — T/D secured loans, which are mostly owner-occupied property loans, have been subject to decreases in collateral value and have had more losses than prior to the current economic condition. Similarly, construction loans have been subject to losses due to unforeseen difficulties in completion of projects. As such, allocations to general reserves for those loan pools have been higher than that of loan pools with lower risk. Residential mortgage loans constitute a limited concentration within the Bank’s entire loan portfolio, and losses as well as supplementary reserves have been minimal.
     Commercial and industrial loans, which are largely subject to changes in business cash flow, have had the most historic losses within the Bank’s entire loan portfolio. The largest loan pool within the commercial and industrial sector is commercial term — T/D secured, which are mostly loans secured by owner-occupied business properties. Loans secured by car washes, gas stations, golf courses, and motels have had the most significant losses, as the hospitality and recreation industries have been negatively affected by the current economy. As such, allocations to general reserve for those loan pools have been increased. Also, commercial term — unsecured and SBA loans have had considerable losses and additional general reserves as decreased business cash flow due to the challenging economic condition has weakened borrowers’ repayment abilities.
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
     Loans that are determined to be impaired under FASB ASC 310, are individually analyzed to estimate the Bank’s exposure to loss based on the following factors: the borrower’s character, the current financial condition of the borrower and the guarantor, the borrower’s resources, the borrower’s payment history, repayment ability, debt servicing ability, action plan, the prevailing value of the underlying collateral, the Bank’s lien position, general economic conditions, specific industry conditions, and outlook for the future.
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

     When determining the appropriate level for allowance for loan losses, the management considers qualitative adjustments for any factors that are likely to cause estimated credit losses associated with the Bank’s current portfolio to differ from historical loss experience, including but not limited to:
•	changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practice;

•	changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	changes in the nature and volume of the portfolio;

•	changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings, charge-offs and other loan modifications;

•	changes in the quality of the Bank’s loan review system and the degree of oversight by the Board of Directors;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	transfer risk on cross-border lending activities; and

•	the effect of external factors such as competition and legal and regulatory requirements as well as declining collateral values on the level of estimated credit losses in the Bank’s current portfolio.
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
The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	March 31, 2011		December 31, 2010
	Allowance	Loans	Allowance	Loans
Allowance for Loan Losses Applicable To	Amount	Receivable	Amount	Receivable
		(Dollars in Thousands)
Real Estate Loans:
Commercial Property (1)	$21,693	$695,357	$26,248	$729,222
Construction	3,454	56,707	5,606	60,995
Residential Property	737	60,352	911	62,645

Total Real Estate Loans	25,884	812,416	32,765	852,862

Commercial and Industrial Loans: (1)	93,878	1,265,507	108,986	1,327,920

Consumer Loans	1,732	48,120	2,077	50,300
Unallocated	4,286	—	2,231	—

Total	$125,780	$2,126,043	$146,059	$2,231,072

(1)	Excludes Loans held for sale.

     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
		(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$146,059	$176,063	$144,996
Actual Charge-Offs	(25,181)	(37,787)	(30,114)
Recoveries on Loans Previously Charged Off	3,626	2,538	3,721

Net Loan Charge-Offs	(21,555)	(35,249)	(26,393)

Provision Charged to Operating Expenses	1,276	5,245	59,217

Balance at End of Period	$125,780	$146,059	$177,820

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$3,417	$3,662	$3,876
Provision Charged to Operating Expenses	(1,276)	(245)	(1,221)

Balance at End of Period	$2,141	$3,417	$2,655

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	3.91%	5.95%	3.87%
Net Loan Charge-Offs to Total Gross Loans (1)	4.02%	6.17%	3.99%
Allowance for Loan Losses to Average Total Gross Loans	5.63%	6.21%	6.43%
Allowance for Loan Losses to Total Gross Loans	5.79%	6.44%	6.63%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	69.50%	95.75%	60.20%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	1,689.26%	672.05%	44.57%
Allowance for Loan Losses to Non-Performing Loans	82.90%	86.41%	67.81%

Balances:
Average Total Gross Loans Outstanding During Period	$2,234,570	$2,350,425	$2,766,965
Total Gross Loans Outstanding at End of Period	$2,173,692	$2,267,692	$2,683,853
Non-Performing Loans at End of Period	$151,730	$169,028	$262,232

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The allowance for loan losses decreased by $20.3 million, or 13.9 percent, to $125.8 million as of March 31, 2011 as compared to $146.1 million as of December 31, 2010. The allowance for loan losses as a percentage of total gross loans decreased to 5.79 percent as of March 31, 2011 from 6.44 percent as of December 31, 2010. The provision for credit losses decreased by $5.0 million to $0 as of March 31, 2011 from $5.0 million as of December 31, 2010. The $1.3 million provision for loan loans were offset by the $1.3 million reversal in provision for off-balance items, resulting in the $0 total provision for credit losses as of March 31, 2011.
     The decrease in the allowance for loan losses as of March 31, 2011 was due primarily to subsequent decreases in historical loss rates, classified assets, and overall gross loans. Due to these factors, general reserves decreased $23.1 million, or 26.0 percent, to $65.6 million as of March 31, 2011 as compared to $88.7 million at December 31, 2010. In addition, total qualitative reserves decreased $1.2 million, or 4.7 percent, to $24.3 million as of March 31, 2011 as compared to $25.5 million as of December 31, 2010. This was a direct result of the decrease in overall loan volume of $105.0 million, or 4.7 percent, to $2.13 billion at March 31, 2011 as compared to $2.23 billion at December 31, 2010. Improvements in metrics related to credit quality as well as decreases in overall gross loan balances have directly resulted in subsequent decreases in allowance and provision for loan losses as of March 31, 2011.
     Total impaired loans, excluding loans held for sale, decreased $12.2 million, or 6.0 percent, to $192.5 million as of March 31, 2011 as compared to $204.7 million at December 31, 2010. However, specific reserve allocations associated with impaired loans increased $2.1 million, or 7.1 percent, to $31.5 million as of March 31, 2011 as compared to $29.4 million as of December 31, 2010. The increase in impairment reserves was mostly due to more conservative discounts taken by the Bank on out-dated valuations and out-of-state collaterals as a measure of prudence against potential losses.

     The following table presents a summary of charge-offs by the loan portfolio.

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
		(Dollars in Thousands)
Charge-offs:
Real Estate Loans	$7,053	$10,847	$5,404
Commercial Term Loans	14,348	22,435	20,855
SBA Loans	3,154	3,593	2,980
Commercial Lines of Credit	451	427	251
International Loans	—	410	—
Consumer Loans	175	75	624

Total Charge-offs	$25,181	$37,787	$30,114

Recoveries:
Real Estate Loans	$521	$98	$1,703
Commercial Term Loans	2,928	1,823	1,581
SBA Loans	110	215	351
Commercial Lines of Credit	52	20	44
International Loans	6	364	1
Consumer Loans	9	18	41

Total Recoveries	$3,626	$2,538	$3,721

Net Charge-offs	$21,555	$35,249	$26,393

     For the three months ended March 31, 2011, total charge-offs were $25.2 million, compared to $37.8 million for the three months ended December 31, 2010. Charge-offs in commercial term (T/D secured and unsecured) loans decreased $8.1 million to $14.3 million for the three months ended March 31, 2011 as compared to $22.4 million for the three months ended December 31, 2010. There was no charge-off for construction loans for the three months ended March 31, 2011 as compared to $4.0 million for the three months ended December 31, 2010. Charge-offs in SBA and international loans decreased $440,000 and $410,000 to $3.2 million and $0, respectively for the three months ended March 31, 2011, compared to $3.6 million and $410,000, respectively, for the three months ended December 31, 2010. However, charge-offs for commercial real estate loans increased slightly by $199,000 to $7.1 million for the three months ended March 31, 2011 as compared to $6.9 million for the three months ended December 31, 2010.
     The Bank recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $2.1 million and $3.4 million as of March 31, 2011 and December 31, 2010, respectively. The decrease was primarily due to lower reserve factors based on historical loss rates as well as decreases in total off-balance items. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of March 31, 2011 and December 31, 2010.
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
		(Dollars in Thousands)
Demand — Noninterest-Bearing	$576,733	$546,815	$29,918	5.5%
Interest-Bearing:
Savings	113,513	113,968	(455)	(0.4%)
Money Market Checking and NOW Accounts	469,377	402,481	66,896	16.6%
Time Deposits of $100,000 or More	977,738	1,118,621	(140,883)	(12.6%)
Other Time Deposits	293,579	284,836	8,743	3.1%

Total Deposits	$2,430,940	$2,466,721	$(35,781)	(1.5%)

     Total deposits decreased $35.8 million, or 1.5 percent, to $2.43 billion as of March 31, 2011 from $2.47 billion as of December 31, 2010. Total time deposits outstanding decreased $132.1 million, or 9.4 percent, to $1.27 billion as of March 31, 2011 from $1.40 billion as of December 31, 2010, representing 52.3 percent and 56.9 percent respectively, of total deposits. The decreases in total deposits were the direct results of strategic plans aiming to increase core deposits while reducing the reliance on volatile wholesale funds and rate-sensitive time deposits.

During the quarter ended March 31, 2011, $111.8 million high-cost promotional time deposits and $42.5 million deposits raised from rate listing services matured. Core deposits (defined as demand, savings, money market and NOW) increased by $96.4 million, or 9.1 percent, to $1.16 billion as of March 31, 2011 from $1.06 billion as of December 31, 2010. At March 31, 2011, noninterest-bearing demand deposits represented 23.7 percent of total deposits compared to 22.2 percent at December 31, 2010. We had no brokered deposits as of March 31, 2011 and December 31, 2010. As of March 31, 2011, time deposits of more than $250,000 were $356.4 million.
Federal Home Loan Bank Advances and Other Borrowings
     FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At March 31, 2011, advances from the FHLB were $153.6 million, a decrease of $85,000, from the December 31, 2010 balance of $153.7 million. As of March 31, 2011, FHLB advances with a remaining maturity of less than one year were $150.0 million, and the weighted-average interest rate thereon was 0.76 percent.
Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million at March 31, 2011 and December 31, 2010. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $7.6 million and $6.9 million at March 31, 2011 and December 31, 2010, respectively.

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
     The following table shows the status of our gap position as of March 31, 2011:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$67,507	$67,507
Interest-Bearing Deposits in Other Banks	101,618	1,236	—	—	—	102,854
Investment Securities:
Fixed Rate	12,499	39,274	237,875	143,021	4,876	437,545
Floating Rate	8,787	51,012	36,022	6,333	(505)	101,649
Loans:
Fixed Rate	109,890	172,039	404,814	10,123	—	696,866
Floating Rate	1,250,062	46,781	29,674	1,257	—	1,327,774
Non-Accrual	—	—	—	—	151,730	151,730
Deferred Loan Fees, Discounts, and Allowance for Loan Losses	—	—	—	—	(128,735)	(128,735)
Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock	—	—	—	33,649	—	33,649
Other Assets	—	27,581	—	6,376	54,870	88,827

Total Assets	$1,482,856	$337,923	$708,385	$200,759	$149,743	$2,879,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand — Noninterest-Bearing	$—	$—	$—	$—	$576,733	$576,733
Savings	11,238	26,971	54,997	20,307	—	113,513
Money Market Checking and NOW Accounts	34,062	162,347	208,878	64,090	—	469,377
Time Deposits:
Fixed Rate	214,004	664,523	392,734	—	—	1,271,259
Floating Rate	—	—	56	—	—	56
Federal Home Loan Bank Advances	150,060	273	3,232	—	—	153,565
Other Borrowings	1,386	—	—	—	—	1,386
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	27,318	27,318
Stockholders’ Equity	—	—	—	—	184,051	184,051

Total Liabilities and Stockholders’ Equity	$493,156	$854,114	$659,895	$84,399	$788,102	$2,879,666

Repricing Gap	$989,700	$(516,191)	$48,488	$116,362	$(638,359)	$—
Cumulative Repricing Gap	$989,700	$473,509	$521,997	$638,359	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	34.37%	16.44%	18.13%	22.17%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	36.65%	17.54%	19.33%	23.64%	—
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

     As of March 31, 2011, the cumulative repricing gap for the three-month period was asset-sensitive position and 36.65 percent of interest-earning assets, which increased from 33.67 percent as of December 31, 2010. The increase was caused primarily by a decrease of $214.4 million in fixed rate time deposits, partially offset by decreases of $82.7 million, $53.7 million, and $8.6 million in interest bearing deposits in other banks, fixed rate loans, and floating rate securities, respectively. The cumulative repricing gap for the twelve-month period was asset-sensitive position and 17.54% of interest-earning assets, which decreased from the December 31, 2010 figure of 31.25%. The decrease was caused by increases of $69.1 million and $28.7 million in fixed rate time deposits, and money market checking and NOW accounts, respectively, and decreases of $85.9 million, $146.0 million, and $56.2 million in interest-bearing deposits in other banks, fixed rate loans, and floating rate loans, respectively, partially offset by an increase of 15.1 million in floating-rate investment securities.
     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
		(Dollars in Thousands)
Cumulative Repricing Gap	$989,700	$921,942	$473,509	$855,812
Cumulative Repricing Gap as a Percentage of Total Assets	34.37%	31.71%	16.44%	29.44%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	36.65%	33.67%	17.54%	31.25%
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
		(Dollars in Thousands)
200%	7.82%	(10.49)%	$8,723	$(33,677)
100%	3.22%	(5.46)%	$3,596	$(17,525)
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.
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
     Under the Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million, which it was able to satisfy the requirement through the successful completion of a registered rights and best efforts offering by which we raised net proceeds of approximately $116.8 million. As of March 31, 2011, the Bank’s capital ratios exceeded the ratios required to be considered “well capitalized” under the regulatory PCA guidelines. However, the Order requires the Bank to maintain a ratio of tangible shareholder’s equity to total tangible assets as follows:

Ratio of Tangible Shareholder’s
Date	Equity to Total Tangible Assets
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent
     If the Bank is not able to maintain the capital ratios identified in the Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan submitted to the FRB. As of March 31, 2011, the Bank had a tangible stockholders’ equity to total tangible assets ratio of 9.10 percent. Accordingly, we notified the DFI and the FRB of such event.
     To comply with the provisions of the Order and the Agreement, we entered into the agreement with Woori on May 25, 2010, which provides that upon satisfaction of all conditions to closing, we will issue 175 million shares of common stock to Woori at a purchase price per share of $1.20, for aggregate gross consideration of $210 million. On November 30, 2010, the agreement with Woori was amended to, among other things, extend the termination date to December 31, 2010, to release us from exclusivity with Woori, to eliminate our obligation to pay a termination fee upon the occurrence of certain events and to allow us to pursue further fundraising efforts. Accordingly, the agreement with Woori is currently terminable at will by either Hanmi Financial or Woori without any obligation to pay any fee in connection with such termination.
     We continue to evaluate opportunities to further enhance our capital position with additional capital, so as to strengthen our balance sheet for future growth and unexpected events, and to fully comply with regulatory orders we are subject to. We are actively considering various alternatives for raising capital, including Woori’s proposed investment, and expect to make progress during the second quarter of 2011. We are currently awaiting final regulatory approval for the applications filed by Woori in connection with the transactions contemplated by the securities purchase agreement.
     Even if we are successful in completing the transaction with Woori or raising capital from alternative sources, we may still need to raise additional capital in the future to support our operations. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.
     Liquidity — Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2011. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of March 31, 2011, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $7.1 million, down from $7.7 million as of December 31, 2010.

     Liquidity — Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2011, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of only $153.6 million that slightly decreased $85,000 for the three months ended March 31, 2011.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of March 31, 2011, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $435.1 million and $281.5 million, respectively. The Bank’s FHLB borrowings as of March 31, 2011 totaled $153.6 million, representing 5.4 percent of total assets. As of May 6, 2011, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $435.1 million and $281.5 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $165.8 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $354.6 million, and had no borrowings as of March 31, 2011. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2010, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.
     Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of March 31, 2011, in compliance with its regulatory restrictions, the Bank did not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.
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
OFF-BALANCE SHEET ARRANGEMENTS
     For a discussion of off-balance sheet arrangements, see “Note 10 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business — Off-Balance Sheet Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2010.
CONTRACTUAL OBLIGATIONS
     There have been no material changes to the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS
     FASB ASU 2011-02, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2011-02 clarifies the guidance for evaluating whether a restructuring constitutes a troubled debt restructuring (‘TDR”). The guidance requires that a creditor separately conclude that both of the following exist: i) The restructuring constitutes a concession, ii) The debtor is experiencing financial difficulties. In addition, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Adoption of ASU 2011-02 is not expected to have a significant impact on our financial condition or result of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”
ITEM 4. CONTROLS AND PROCEDURES
     As of March 31, 2011, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this report.
     During our most recent fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that was filed on March 16, 2011.
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

HANMI FINANCIAL CORPORATION

Date: May 9, 2011	By:	/s/ Jay S. Yoo Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho Brian E. Cho
Executive Vice President and Chief Financial Officer