Form 10-Q
period 2011-06-30
HANMI FINANCIAL CORP
filed 2011-08-09
CIK 1109242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 29, 2011, there were 151,258,390 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In Thousands, Except Share Data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and Due From Banks	$67,166	$60,983
Interest-Bearing Deposits in Other Banks	131,757	158,737
Federal Funds Sold	—	30,000

Cash and Cash Equivalents	198,923	249,720

Securities Held to Maturity, at Amortized Cost (Fair Value of $835 as of June 30, 2011 and $847 as of December 31, 2010)	833	845
Investment Securities Available for Sale, at Fair Value (Amortized Cost of $386,299 as of June 30, 2011 and $415,491 as of December 31, 2010)	390,212	413,118
Loans Receivable, Net of Allowance for Loan Losses of $109,029 as of June 30, 2011 and $146,059 as of December 31, 2010	1,959,564	2,084,447
Loans Held for Sale, at the Lower of Cost or Fair Value	44,105	36,620
Accrued Interest Receivable	7,512	8,048
Premises and Equipment, Net	16,869	17,599
Other Real Estate Owned, Net	1,340	4,089
Customers’ Liability on Acceptances	1,629	711
Servicing Assets	2,545	2,890
Other Intangible Assets, Net	1,825	2,233
Investment in Federal Home Loan Bank Stock, at Cost	25,076	27,282
Investment in Federal Reserve Bank Stock, at Cost	7,489	7,449
Income Taxes Receivable	9,188	9,188
Bank-Owned Life Insurance	27,813	27,350
Other Assets	15,912	15,559

TOTAL ASSETS	$2,710,835	$2,907,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$600,812	$546,815
Interest-Bearing	1,797,563	1,919,906

Total Deposits	2,398,375	2,466,721

Accrued Interest Payable	14,226	15,966
Bank’s Liability on Acceptances	1,629	711
Federal Home Loan Bank Advances	3,479	153,650
Other Borrowings	1,034	1,570
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	11,321	12,868

Total Liabilities	2,512,470	2,733,892

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 500,000,000 Shares; Issued 155,890,890 Shares (151,258,390 Shares Outstanding) and 155,830,890 Shares (151,198,390 Shares Outstanding) as of June 30, 2011 and December 31, 2010, respectively	156	156
Additional Paid-In Capital	472,717	472,335
Unearned Compensation	(219)	(219)
Accumulated Other Comprehensive Income (Loss) — Unrealized Gain (Loss) on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes of $602 as of June 30, 2011 and December 31, 2010, respectively	3,325	(2,964)
Accumulated Deficit	(207,602)	(226,040)
Less Treasury Stock, at Cost: 4,632,500 Shares as of June 30, 2011 and December 31, 2010	(70,012)	(70,012)

Total Stockholders’ Equity	198,365	173,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,710,835	$2,907,148

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$29,249	$34,486	$60,154	$71,181
Taxable Interest on Investment Securities	3,094	1,359	5,767	2,443
Tax-Exempt Interest on Investment Securities	37	77	77	154
Dividends on Federal Reserve Bank Stock	112	103	224	207
Dividends on Federal Home Loan Bank Stock	20	20	41	41
Interest on Interest-Bearing Deposits in Other Banks	79	99	168	154
Interest on Federal Funds Sold	9	16	17	33
Interest on Term Federal Funds Sold	18	11	45	11

Total Interest and Dividend Income	32,618	36,171	66,493	74,224

INTEREST EXPENSE:
Interest on Deposits	6,192	8,813	12,927	18,517
Interest on Federal Home Loan Bank Advances	239	339	572	685
Interest on Other Borrowings	1	31	1	31
Interest on Junior Subordinated Debentures	711	692	1,409	1,361

Total Interest Expense	7,143	9,875	14,909	20,594

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	25,475	26,296	51,584	53,630
Provision for Credit Losses	—	37,500	—	95,496

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	25,475	(11,204)	51,584	(41,866)

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	3,278	3,602	6,419	7,328
Insurance Commissions	1,203	1,206	2,463	2,484
Remittance Fees	499	523	961	985
Trade Finance Fees	328	412	625	763
Other Service Charges and Fees	368	372	701	784
Bank-Owned Life Insurance Income	233	235	463	466
Net Gain (Loss) on Sales of Investment Securities	(70)	—	(70)	105
Net Gain (Loss) on Sales of Loans	(77)	220	(415)	214
Other Operating Income	255	106	378	552

Total Non-Interest Income	6,017	6,676	11,525	13,681

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	8,762	9,011	17,886	17,797
Deposit Insurance Premiums and Regulatory Assessments	1,377	4,075	3,447	6,299
Occupancy and Equipment	2,650	2,674	5,215	5,399
Directors and Officers Liability Insurance	733	716	1,467	1,433
Other Real Estate Owned Expense	806	1,718	1,635	7,418
Data Processing	1,487	1,487	2,886	2,986
Professional Fees	1,138	1,022	1,927	2,088
Supplies and Communication	496	574	1,074	1,091
Advertising and Promotion	908	503	1,474	1,038
Loan-Related Expense	184	310	409	617
Amortization of Other Intangible Assets	190	301	408	629
Expenses Related to Unconsummated Capital Offerings	2,220	—	2,220	—
Other Operating Expenses	1,935	2,374	3,899	4,194

Total Non-Interest Expense	22,886	24,765	43,947	50,989

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	8,606	(29,293)	19,162	(79,174)
Provision (Benefit) for Income Taxes	605	(36)	724	(431)

NET INCOME (LOSS)	$8,001	$(29,257)	$18,438	$(78,743)

EARNINGS (LOSS) PER SHARE:
Basic	$0.05	$(0.57)	$0.12	$(1.54)
Diluted	$0.05	$(0.57)	$0.12	$(1.54)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	151,104,636	51,036,573	151,082,945	51,017,885
Diluted	151,258,390	51,036,573	151,257,350	51,017,885
DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$—
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)(UNAUDITED)
(In Thousands; Except Share Data)

	Common Stock - Number of Shares				Stockholders’ Equity
							Accumulated
					Additional		Other	Retained	Treasury	Total
		Treasury		Common	Paid-In	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Issued	Stock	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity
BALANCE AS OF JANUARY 1, 2010	55,814,890	(4,632,500)	51,182,390	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744
Exercises of Stock Options and Stock Warrants	16,000	—	16,000	—	22	—	—	—	—	22
Share-Based Compensation Expense	—	—	—	—	445	41	—	—	—	486
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(78,743)	—	(78,743)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	1,671	—	—	1,671

Total Comprehensive Loss										(77,072)

BALANCE AS OF JUNE 30, 2010	55,830,890	(4,632,500)	51,198,390	$56	$357,641	$(261)	$2,530	$(216,774)	$(70,012)	$73,180

BALANCE AS OF JANUARY 1, 2011	155,830,890	(4,632,500)	151,198,390	$156	$472,335	$(219)	$(2,964)	$(226,040)	$(70,012)	$173,256

Share-Based Compensation Expense	—	—	—	—	304	78	—	—	—	382
Restricted Stock Awards	60,000	—	60,000	—	78	(78)	—	—	—	—

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	18,438	—	18,438
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	6,289	—	—	6,289

Total Comprehensive Income										24,727

BALANCE AS OF JUNE 30, 2011	155,890,890	(4,632,500)	151,258,390	$156	$472,717	$(219)	$3,325	$(207,602)	$(70,012)	$198,365

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$18,438	$(78,743)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,083	1,204
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	1,227	288
Amortization of Other Intangible Assets	408	629
Amortization of Servicing Assets	345	496
Share-Based Compensation Expense	382	486
Provision for Credit Losses	—	95,496
Net Gain (Loss) on Sales of Investment Securities	70	(105)
Net Gain on Sales of Loans	(2,489)	(214)
(Gain) Loss on Sales of Other Real Estate Owned	681	(154)
Provision for Valuation Allowance on Other Real Estate Owned	470	6,503
Lower of Cost or Fair Value Adjustment for Loans Held for Sale	2,903	—
Deferred Tax Benefit	—	3,608
Origination of Loans Held for Sale	(16,056)	(1,782)
Net Proceeds from Sales of Loans Held for Sale	—	79,254
Loss on Investment in Affordable Housing Partnership	440	440
Decrease in Accrued Interest Receivable	536	1,690
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(463)	(466)
Increase in Other Assets	(789)	(3,489)
Decrease in Income Tax Receivable	—	46,857
(Decrease) Increase in Accrued Interest Payable	(1,636)	1,418
(Decrease) Increase in Other Liabilities	(521)	682

Net Cash Provided By Operating Activities	5,029	154,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	2,206	2,236
Proceeds from Matured or Called Investment Securities Available for Sale	70,841	37,023
Proceeds from Matured or Called Investment Securities Held to Maturity	12	13
Proceeds from Sales of Investment Securities Available for Sale	157,777	3,252
Net Proceeds from Sales of Loans Held for Sale	45,963	—
Proceeds from Sales of Other Real Estate Owned	3,736	5,042
Net Decrease in Loans Receivable	83,809	163,888
Purchases of Federal Reserve Bank Stock	(40)	—
Purchases of Investment Securities Available for Sale	(200,724)	(95,415)
Purchases of Premises and Equipment	(353)	(464)

Net Cash Provided By Investing Activities	163,227	115,575

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Deposits	(68,346)	(174,213)
Proceeds from Exercise of Stock Options	—	22
Repayment of Long-Term Federal Home Loan Bank Advances	(171)	(162)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(150,536)	1,315

Net Cash Used In Financing Activities	(219,053)	(173,038)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,797)	96,635
Cash and Cash Equivalents at Beginning of Period	249,720	154,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$198,923	$250,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$16,649	$19,176
Income Taxes Paid, Net of Refunds	$3	$(49,971)
Non-Cash Activities:
Loan Provided in the Sale of Loans Held for Sale	$5,750	$—
Transfer of Loans to Other Real Estate Owned	$2,752	$10,366
Transfer of Loans to Loans Held for Sale	$37,806	$101,620
Loans Provided in the Sale of Other Real Estate Owned	$510	$1,217
See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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
     In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2011, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).
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
NOTE 2 — REGULATORY MATTERS
     On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of a Final Order (“Final Order”) with the California Department of Financial Institutions (the “DFI”). On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). The Final Order and the Agreement contain a list of strict requirements ranging from a capital directive to developing a contingency funding plan.
     While Hanmi Financial intends to take such actions as may be necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Final Order and the Agreement, there can be no assurance that Hanmi Financial or the Bank will be able to comply fully with the provisions of the Final Order and the Agreement, or that compliance with the Final Order and the Agreement will not have material and adverse effects on the operations and financial condition of Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Final Order and the Agreement could result in further enforcement actions by both DFI and FRB, or the possible placement of the Bank into conservatorship or receivership.
Final Order and Written Agreement
     The Final Order and the Agreement contain substantially similar provisions, and require the Board of Directors of the Bank to prepare and submit written plans to the DFI and the FRB that address the following items: (i) strengthening Board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 2 — REGULATORY MATTERS (Continued)
improving the capital position of the Bank and, with respect to the Agreement, of Hanmi Financial; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2010; and (viii) improving the Bank’s liquidity position, funds management practices, and contingency funding plan. In addition, the Final Order and the Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank, and require the Bank to charge off or collect certain problem loans and to review and revise its methodology for calculating allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and Hanmi Financial and the Bank must obtain prior approval from the FRB prior to declaring and paying dividends.
     Under the Final Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios prior to certain dates as follows: 1) by July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million, and maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.0 percent, and 2) by December 31, 2010, and thereafter during the life of the Final Order, the Bank will be required to maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.
     If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan approved by the FRB. On July 27, 2010, we completed a registered rights and best efforts offering in which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order. While the Bank’s tangible stockholders’ equity to total tangible assets ratio was 8.59% at December 31, 2010, the ratio increased to 10.33 percent at June 30, 2011. Therefore, the Bank is currently in compliance with the tangible capital ratio requirement.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 2 — REGULATORY MATTERS (Continued)
Risk-Based Capital
     Federal bank regulatory agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, the regulators require banking organizations to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. For a bank rated in the highest of the five categories used by the regulators to rate banks, the minimum leverage ratio is 3.0 percent. In addition to these uniform risk-based capital guidelines that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
     As of June 30, 2011, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus qualified junior subordinated debentures less intangible assets) was $257.9 million. This represented an increase of $25.2 million, or 10.8 percent, over Tier 1 capital of $232.7 million as of December 31, 2010. The capital ratios of Hanmi Financial and the Bank were as follows as of June 30, 2011:

					To be Categorized as
			Minimum		“Well Capitalized”
			Regulatory		under Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
June 30, 2011
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$301,045	13.92%	$173,032	8.00%	N/A	N/A
Hanmi Bank	$302,827	14.02%	$172,802	8.00%	$216,003	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$257,911	11.92%	$86,516	4.00%	N/A	N/A
Hanmi Bank	$274,785	12.72%	$86,401	4.00%	$129,602	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$257,911	9.09%	$113,504	4.00%	N/A	N/A
Hanmi Bank	$274,785	9.70%	$113,260	4.00%	$141,576	5.00%

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS
Fair Value Option and Fair Value Measurements
     We determine the fair value of our assets and liabilities in accordance with ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value of an asset or liability is determined based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for market activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact for the asset or liability.
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
     In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. In addition, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reporting period beginning after December 31, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis was effective for fiscal years beginning after December 15, 2010. The adoption of FASB ASU 2010-06 did not have a material effect on our financial condition or result of operations.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, and asset-backed securities. In determining the fair value of the securities’ categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security we hold as of each reporting date. The broker-dealers use observable market information to value our fixed income securities, with the primary sources being nationally recognized pricing services. The fair value of the municipal securities is based on a proprietary model maintained by the broker-dealer. We review the market prices provided by the broker-dealer for our securities for reasonableness based on our understanding of the marketplace. We also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.
     Securities classified as Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available. This necessitates the use of significant unobservable inputs into our proprietary valuation model. As of June 30, 2011 and December 31, 2010, we had no level 3 investment securities.
     SBA Loans Held for Sale – All Small Business Administration (“SBA”) loans originate for sale. Loans held for sale are carried at the lower of cost or fair value. As of June 30, 2011 and December 31, 2010, we had $24.3 million and $10.0 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2011 and December 31, 2010, the entire balance of the loans held for sale was recorded at its cost on a nonrecurring basis with Level 2 inputs.
     Non-performing Loans Held for Sale – We reclassify certain non-performing loans when we make the decision to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices from buyers. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of June 30, 2011 and December 31, 2010, we had $19.8 million and $26.6 million of non-performing loans held for sale, respectively, and measured them on a nonrecurring basis with Level 3 inputs.
     Impaired Loans – FASB ASC 820 applies to loans measured for impairment using the practical expedients permitted by FASB ASC 310, “Receivables,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These loans are classified as Level 3 and subject to non-recurring fair value adjustments.
     Other Real Estate Owned – Other real estate owned is measured at fair value less selling costs. Fair value was determined based on third-party appraisals of fair value in an orderly sale. Selling costs were based on standard market factors. We classify other real estate owned, which is subject to non-recurring fair value adjustments, as Level 3.
     Servicing Assets and Servicing Liabilities – The fair values of servicing assets and servicing liabilities are based on a valuation model that calculates the present value of estimated net future cash flows related to contractually specified servicing fees. The valuation model incorporates assumptions that market participants would use in estimating future cash flows. The valuation model inputs and results are compared to widely available published industry data for reasonableness. Since fair value measurements of servicing assets and servicing liabilities use significant unobservable inputs, we classify them as Level 3.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     Other Intangible Assets – Other intangible assets consist of a core deposit intangible and acquired intangible assets arising from acquisitions, including non-compete agreements, trade names, carrier relationships and client/insured relationships. The valuation of other intangible assets is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We test our other intangible assets annually for impairment, or when indications of potential impairment exist. Since fair value measurements of other intangible assets use significant unobservable inputs, we classify them, which are subject to non-recurring fair value adjustments, as Level 3.
     Stock Warrants – The fair value of stock warrants was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. The expected life assumption is commensurate with the contract term. The dividend yield of zero is determined by the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the time of the grant. As such, we classify them, which are subject to non-recurring fair value adjustments, as Level 3.
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
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     We recognize transfers of assets between levels at the end of each respective quarterly reporting period. However, there were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three and six months ended June 30, 2011.
     As of June 30, 2011 and December 31, 2010, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
		Inputs With
	Quoted Prices in	No Active		Balance as of
	Active Markets	Market With	Significant	June 30,
	for Identical	Identical	Unobservable	2011 and December
	Assets	Characteristics	Inputs	31, 2010
		(In Thousands)
June 30, 2011
ASSETS:
Debt Securities Available for Sale:
Collateralized Mortgage Obligations	$—	$125,929	$—	$125,929
U.S. Government Agency Securities	106,325	—	—	106,325
Residential Mortgage-Backed Securities	—	117,777	—	117,777
Corporate Bonds	—	20,385	—	20,385
Municipal Bonds	—	9,256	—	9,256
Asset-Backed Securities	—	6,799	—	6,799
Other Securities	—	3,281	—	3,281

Total Debt Securities Available for Sale	$106,325	$283,427	$—	$389,752

Equity Securities Available for Sale:
Financial Services Industry	$460	—	—	$460

Total Equity Securities Available for Sale	$460	$—	$—	$460

Total Securities Available for Sale	$106,785	$283,427	$—	$390,212

LIABILITIES:
Stock Warrants	$—	$—	$1,289	$1,289

December 31, 2010
ASSETS:
Debt Securities Available for Sale:

Collateralized Mortgage Obligations	$—	$137,193	$—	$137,193
U.S. Government Agency Securities	113,334	—	—	113,334
Residential Mortgage-Backed Securities	—	109,842	—	109,842
Municipal Bonds	—	21,028	—	21,028
Corporate Bonds	—	20,205	—	20,205
Asset-Backed Securities	—	7,384	—	7,384
Other Securities	—	3,259	—	3,259

Total Debt Securities Available for Sale	$113,334	$298,911	$—	$412,245

Equity Securities Available for Sale:
Financial Services Industry	$873	—	—	$873

Total Equity Securities Available for Sale	$873	$—	$—	$873

Total Securities Available for Sale	$114,207	$298,911	$—	$413,118

LIABILITIES:
Stock Warrants	$—	$—	$1,600	$1,600

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	March 31,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	June 30,
	2011	Settlements	in Earnings	Income	of Level 3	2011
			(In Thousands)
LIABILITIES:
Stock Warrants(1)	$1,614	$—	$325	$—	$—	$1,289

				Realized and
				Unrealized
	Beginning		Realized and	Gains or Losses		Ending
	Balance as of	Purchases,	Unrealized	in Other	Transfers	Balance as of
	December 31,	Issuances and	Gains or Losses	Comprehensive	In and/or Out	June 30,
	2010	Settlements	in Earnings	Income	of Level 3	2011
			(In Thousands)
LIABILITIES:
Stock Warrants(1)	$1,600	$—	$311	$—	$—	$1,289

(1)	Reflects warrants for our common stock issued to Cappello Capital Corp. in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $1.20 per share and expire on October 14, 2015. See “Note 8 — Stockholders’ Equity” for more details.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
     For the three and six months ended June 30, 2011 and 2010, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in	Significant Observable Inputs With No Active			Losses During The	Losses During The
	Active Markets	Market With	Significant		Three Months Ended	Six Months Ended
	for Identical	Identical	Unobservable		June 30,	June 30,
	Assets	Characteristics	Inputs		2011 and 2010	2011 and 2010
June 30, 2011
ASSETS:
Non-Performing Loans Held for Sale	$—	$—	$18,683	(1)	$682	$9,462
Impaired Loans	$—	$—	$178,090	(2)	$14,314	$23,940
Other Real Estate Owned	$—	$—	$1,298	(3)	$203	$770

June 30, 2010
ASSETS:
Non-Performing Loans Held for Sale	$—	$—	$23,663	(4)	$5,337	$7,053
Impaired Loans	$—	$—	$168,184	(5)	$19,857	$48,696
Other Real Estate Owned	$—	$—	$22,499	(6)	$966	$5,912

(1)	Includes commercial property loans of $418,000, commercial term loans of $12.0 million, SBA loans of $6.0 million and residential property loans of $266,000.

(2)	Includes real estate loans of $73.7 million, commercial and industrial loans of $103.7 million, and consumer loans of $732,000 .

(3)	Includes properties from the foreclosure of commercial property loans of $308,000 and SBA loans of $990,000.

(4)	Includes commercial term loans of $8.8 million and commercial property loans of $14.9 million.

(5)	Includes real estate loans of $43.7 million, commercial and industrial loans of $124.1 million, and consumer loans of $388,000.

(6)	Includes properties from the foreclosure of real estate loans of $19.4 million, and commercial and industrial loans of $3.1 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
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
     The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     The estimated fair values of financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	or Contract	Fair	or Contract	Fair
	Amount	Value	Amount	Value
		(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$198,923	$198,923	$249,720	$249,720
Investment Securities Held to Maturity	833	835	845	847
Investment Securities Available for Sale	390,212	390,212	413,118	413,118
Loans Receivable, Net of Allowance for Loan Losses	1,959,564	1,943,118	2,084,447	2,025,368
Loans Held for Sale	44,105	44,105	36,620	36,620
Accrued Interest Receivable	7,512	7,512	8,048	8,048
Investment in Federal Home Loan Bank Stock	25,076	25,076	27,282	27,282
Investment in Federal Reserve Bank Stock	7,489	7,489	7,449	7,449

Financial Liabilities:
Noninterest-Bearing Deposits	600,812	600,812	546,815	546,815
Interest-Bearing Deposits	1,797,563	1,807,148	1,919,906	1,927,314
Borrowings	86,919	87,017	237,626	233,077
Accrued Interest Payable	14,226	14,226	15,966	15,966

Off-Balance Sheet Items:
Commitments to Extend Credit	167,018	100	178,424	130
Standby Letters of Credit	14,771	36	15,226	50
     The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:
     Cash and Cash Equivalents – For short-term instruments, including cash and due from banks, and interest bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.
     Investment Securities – Fair values for investment securities are based on quoted market prices when available or through the use of market prices obtained from independent securities brokers or dealers, when market quotes are not readily accessible or available.
     Loans Receivable, Net of Allowance for Loan Losses – Fair values for loans receivable are estimated based on the discounted cash flow approach. The discount rate is derived from the associated yield curve plus spreads, and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses relating to performing and nonperforming loans results in a fair valuation of such loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans, and may differ materially from the values that we may ultimately realize.
     Loans Held for Sale – For loans held for sale, the carrying value approximates fair value.
    Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates its fair value.
     Investment in Federal Home Loan Bank and Federal Reserve Bank Stock – The carrying amounts approximate fair value as the stock may be resold to the issuer at carrying value.
     Noninterest-Bearing Deposits – The fair value of noninterest-bearing deposits is equal to the amount payable on demand at the reporting date.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)
     Interest-Bearing Deposits – The fair value of interest-bearing deposits, such as savings accounts, money market checking, and certificates of deposit, is estimated based on the discounted value of contractual cash flows. The cash flows for non-maturity deposits, including savings accounts and money market checking, are estimated based on their historical decaying experiences. The discount rates used for fair valuation are based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.
     Borrowings – Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, junior subordinated debentures and other borrowings. Discounted cash flows are used to value borrowings.
     Accrued Interest Payable – The carrying amount of accrued interest payable approximates its fair value.
     Stock Warrants – The fair value of stock warrants is determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over expected term of the warrants. The expected life assumption is commensurate with the contract term. The dividend yield of zero is determined by the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the time of the grant.
     Commitments to Extend Credit and Standby Letters of Credit – The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.
NOTE 4 — INVESTMENT SECURITIES
     The following is a summary of investment securities held to maturity:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
June 30, 2011:
Municipal Bonds	$697	$—	$—	$697
Mortgage-Backed Securities (1)	136	2	—	138

	$833	$2	$—	$835

December 31, 2010:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	149	2	—	151

	$845	$2	$—	$847

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     The following is a summary of investment securities available for sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
June 30, 2011:
Collateralized Mortgage Obligations (1)	$124,940	$1,114	$125	$125,929
Mortgage-Backed Securities (1)	115,019	2,793	35	117,777
U.S. Government Agency Securities	106,162	260	97	106,325
Corporate Bonds	20,454	23	92	20,385
Municipal Bonds	9,296	80	120	9,256
Asset-Backed Securities (2)	6,476	323	—	6,799
Other Securities	3,305	17	41	3,281
Equity Securities (3)	647	—	187	460

	$386,299	$4,610	$697	$390,212

December 31, 2010:
Collateralized Mortgage Obligations (1)	$139,053	$470	$2,330	$137,193
U.S. Government Agency Securities	114,066	98	830	113,334
Mortgage-Backed Securities (1)	108,436	2,137	731	109,842
Municipal Bonds	22,420	48	1,440	21,028
Corporate Bonds	20,449	13	257	20,205
Asset-Backed Securities (2)	7,115	269	—	7,384
Other Securities	3,305	—	46	3,259
Equity Securities (3)	647	226	—	873

	$415,491	$3,261	$5,634	$413,118

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Collaterized debentures of small business investment companies and state and local development companies, and guaranteed by SBA.

(3)	Balances presented for amortized cost, representing two equity securities, were net of an OTTI charge of $790,000, which was related to a credit loss, as of December 31, 2010. We recorded an OTTI charge of $790,000 to write down the value of one equity investment to its fair value during the year ended December 31, 2010.
     The amortized cost and estimated fair value of investment securities at June 30, 2011, by contractual maturity, are shown below. Although collateralized mortgage obligations, mortgage-backed securities and asset-backed securities have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
		(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	103,279	103,360	697	697
Over Five Years Through Ten Years	32,191	32,199	—	—
Over Ten Years	3,747	3,688	—	—
Collateralized Mortgage Obligations	124,940	125,929	—	—
Mortgage-Backed Securities	115,019	117,777	136	138
Asset-Backed Securities	6,476	6,799	—	—
Equity Securities	647	460	—	—

	$386,299	$390,212	$833	$835

     In accordance with FASB ASC 320, “Investments — Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. For the three and six months ended June 30, 2011 and 2010, there were no OTTI charges recorded in earnings.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
     Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2011 and December 31, 2010:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
				(In Thousands)
June 30, 2011:
Mortgage-Backed Securities	$35	$4,744	1	$—	$—	—	$35	$4,744	1
Collateralized Mortgage Obligations	125	29,630	8	—	—	—	125	29,630	8
Municipal Bonds	59	2,827	5	61	2,323	2	120	5,150	7
U.S. Government Agency Securities	97	26,903	7	—	—	—	97	26,903	7
Equity Securities	187	460	2	—	—	—	187	460	2
Other Securities	—	—	—	41	958	1	41	958	1
Corporate Bonds	74	12,895	3	18	2,982	1	92	15,877	4

	$577	$77,459	26	$120	$6,263	4	$697	$83,722	30

December 31, 2010:
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Collateralized Mortgage Obligations	2,330	99,993	20	—	—	—	2,330	99,993	20
Municipal Bonds	1,440	16,907	11	—	—	—	1,440	16,907	11
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Other Securities	3	1,997	2	43	957	1	46	2,954	3
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2011 and December 31, 2010 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2011. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     The unrealized losses on investments in U.S. agencies securities were caused by changes in market interest rates or the widening of market spreads subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
     The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2011. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
     Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2011, all of them are issued and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 4 — INVESTMENT SECURITIES (Continued)
The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not by concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
     FASB ASC 320 requires other-than-temporarily impaired investment securities to be written down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2011 and December 31, 2010 are not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2011 and December 31, 2010 are warranted.
     Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$969	$—	$969	$210
Gross Realized Losses on Sales of Investment Securities	(1,039)	—	(1,039)	(105)

Net Realized Gains on Sales of Investment Securities	$(70)	$—	$(70)	$105

Proceeds from Sales of Investment Securities	$157,777	$—	$157,777	$3,252
Tax Expense on Sales of Investment Securities	$—	$—	$—	$45
     For the three months ended June 30, 2011, $6.2 million ($3.6 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income, and we recognized a $70,000 loss in earnings resulting from the sale of investment securities that had previously recorded net unrealized losses of $1.3 million in comprehensive income. For the three months ended June 30, 2010, $1.9 million ($1.1 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income. For the six months ended June 30, 2011, $6.3 million ($3.6 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income, and we recognized a $70,000 loss in earnings resulting from the sale of investment securities that had previously recorded net unrealized losses of $1.5 million in comprehensive income. For the six months ended June 30, 2010, $2.9 million ($1.7 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income, and we recognized a $105,000 gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized gains of $99,000 in comprehensive income.
     Investment securities available for sale with carrying values of $66.2 million and $118.0 million as of June 30, 2011 and December 31, 2010, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS
     The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure change, strategic planning revisions, concentrations of credit, loan delinquencies and non-performing loans, problem loans, and policy adjustments.
     Real estate loans are subject to loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit, and SBA loans. Consumer loans consist of auto loans, credit cards, personal loans, and home equity lines of credit. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.
     Concentrations of Credit: The majority of the Bank’s loan portfolio consists of commercial real estate loans and commercial and industrial loans. The Bank has been diversifying and monitoring commercial real estate loans based on property types, tightening underwriting standards, and portfolio liquidity and management, and has not exceeded certain specified limits set forth in the Bank’s loan policy. Most of the Bank’s lending activity occurs within Southern California.
Loans Receivable
     Loans receivable consisted of the following as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Real Estate Loans:
Commercial Property	$688,842	$729,222
Construction	40,684	60,995
Residential Property	58,059	62,645

Total Real Estate Loans	787,585	852,862

Commercial and Industrial Loans: (1)
Commercial Term	1,032,274	1,118,999
SBA	105,049	105,688
Commercial Lines of Credit	50,636	59,056
International	46,560	44,167

Total Commercial and Industrial Loans	1,234,519	1,327,910

Consumer Loans	46,500	50,300

Total Gross Loans	2,068,604	2,231,072
Allowance for Loans Losses	(109,029)	(146,059)
Deferred Loan Fees	(11)	(566)

Loans Receivable, Net	$1,959,564	$2,084,447

(1)	Commercial and industrial loans include owner-occupied property loans of $846.5 million and $894.8 million as of June 30, 2011 and December 31, 2010, respectively.
     Accrued interest on loans receivable amounted to $6.0 million and $6.5 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, loans receivable totaling $904.5 million and $1.03 billion, respectively, was pledged to secure borrowings from the FHLB and the Fed Discount Window.
     The following table details the information on the purchases, sales and reclassification of loans receivable to loans held for sale by portfolio segment for the three months ended June 30, 2011 and 2010.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)

		Commercial
	Real Estate	and Industrial	Consumer	Total
		(Dollars in Thousands)
June 30, 2011
Loans Held for Sale:
Beginning Balance	$3,513	$44,136	$—	$47,649
Origination of Loans Held for Sale	—	1,771	—	1,771
Reclassification from Loans Receivable to Loans Held for sale	266	9,567	—	9,833
Sales of Loans Held for sale	(2,664)	(11,557)	—	(14,221)
Principal Payoffs and Amortization	(8)	(237)	—	(245)
Valuation Adjustments	(133)	(549)	—	(682)

Ending Balance	$974	$43,131	$—	$44,105

June 30, 2010
Loans Held for Sale:
Beginning Balance	$—	$10,104	$—	$10,104
Origination of Loans Held for Sale	—	462	—	462
Reclassification from Loans Receivable to Loans Held for sale	22,584	60,500	—	83,084
Sales of Loans Held for sale	(7,731)	(55,257)	—	(62,988)
Principal Payoffs and Amortization	—	(118)	—	(118)
Valuation Adjustments	—	—	—	—

Ending Balance	$14,853	$15,691	$—	$30,544

     For the three months ended June 30, 2011, loans receivable of $9.8 million were reclassified as loans held for sale, and loans held for sale of $14.2 million were sold. For the same period ended June 30, 2010, loans receivable of $83.1 million were reclassified as loans held for sale, and loans held for sale of $63.0 million were sold. The net proceeds from the sale of non-performing loans were $18.0 million and $57.4 million for the three months ended June 30, 2011 and 2010, respectively. There were no purchases of loans receivable for the three months ended June 30, 2011 and 2010.
     The following table details the information on the purchases, sales and reclassification of loans receivable to loans held for sale by portfolio segment for the six months ended June 30, 2011 and 2010.

		Commercial
	Real Estate	and Industrial	Consumer	Total
		(Dollars in Thousands)
June 30, 2011
Loans Held for Sale:
Beginning Balance	$3,666	$32,954	$—	$36,620
Origination of Loans Held for Sale	—	16,056	—	16,056
Reclassification from Loans Receivable to Loans Held for sale	18,175	19,631	—	37,806
Sales of Loans Held for sale	(20,653)	(22,140)	—	(42,793)
Principal Payoffs and Amortization	(14)	(667)	—	(681)
Valuation Adjustments	(200)	(2,703)	—	(2,903)

Ending Balance	$974	$43,131	$—	$44,105

June 30, 2010
Loans Held for Sale:
Beginning Balance	$—	$5,010	$—	$5,010
Origination of Loans Held for Sale	—	1,782	—	1,782
Reclassification from Loans Receivable to Loans Held for sale	35,401	66,219	—	101,620
Sales of Loans Held for sale	(20,548)	(57,137)	—	(77,685)
Principal Payoffs and Amortization	—	(183)	—	(183)
Valuation Adjustments	—	—	—	—

Ending Balance	$14,853	$15,691	$—	$30,544

     For the six months ended June 30, 2011, loans receivable of $37.8 million were reclassified as loans held for sale, and loans held for sale of $42.8 million were sold. For the same period ended June 30, 2010, loans receivable of $101.6 million were reclassified as loans held for sale and loans held for sale of $77.7 million were sold. The net proceeds from the sale of non-performing loans were $45.9 million and $73.6 million for the six months ended June 30, 2011 and 2010, respectively. There were no purchases of loans receivable for the six months ended June 30, 2011 and 2010.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
Allowance for Loan Losses and Allowance for Off-Balance Sheet Items
     Activity in the allowance for loan losses and off-balance sheet items was as follows for the periods indicated:

	As of and for the			As of and for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
			(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$125,780	$146,059	$177,820	$146,059	$144,996

Actual Charge-Offs	(20,652)	(25,181)	(40,718)	(45,833)	(70,832)
Recoveries on Loans Previously Charged Off	4,151	3,626	1,772	7,777	5,493

Net Loan Charge-Offs	(16,501)	(21,555)	(38,946)	(38,056)	(65,339)

Provision Charged to Operating Expenses	(250)	1,276	37,793	1,026	97,010

Balance at End of Period	$109,029	$125,780	$176,667	$109,029	$176,667

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,141	$3,417	$2,655	$3,417	$3,876
Provision Charged to Operating Expenses	250	(1,276)	(293)	(1,026)	(1,514)

Balance at End of Period	$2,391	$2,141	$2,362	$2,391	$2,362

     The following table details the information on the allowance for loan losses by portfolio segment for the three months ended June 30, 2011 and 2010.

		Commercial
	Real Estate	and Industrial	Consumer	Unallocated	Total
	(Dollars in Thousands)
June 30, 2011
Allowance for Loan Losses:
Beginning Balance	$25,884	$93,878	$1,732	$4,286	$125,780
Charge-Offs	5,591	14,741	320	—	20,652
Recoveries on Loans Previously Charged Off	2,223	1,915	13	—	4,151
Provision	1,599	1,793	162	(3,804)	(250)

Ending Balance	$24,115	$82,845	$1,587	$482	$109,029

Ending Balance: Individually Evaluated for Impairment	$3,324	$26,149	$223	$—	$29,696

Ending Balance: Collectively Evaluated for Impairment	$20,791	$56,696	$1,364	$482	$79,333

Loans Receivable:
Ending Balance	$787,585	$1,234,519	$46,500	$—	$2,068,604

Ending Balance: Individually Evaluated for Impairment	$78,065	$114,560	$870	$—	$193,495

Ending Balance: Collectively Evaluated for Impairment	$709,520	$1,119,959	$45,630	$—	$1,875,109

June 30, 2010
Allowance for Loan Losses:
Beginning Balance	$31,597	$143,994	$2,229	$—	$177,820
Charge-Offs	12,412	27,951	355	—	40,718
Recoveries on Loans Previously Charged Off	162	1,530	80	—	1,772
Provision	12,698	22,931	244	1,920	37,793

Ending Balance	$32,045	$140,504	$2,198	$1,920	$176,667

Ending Balance: Individually Evaluated for Impairment	$3,963	$24,495	$23	$—	$28,481

Ending Balance: Collectively Evaluated for Impairment	$28,082	$116,009	$2,175	$1,920	$148,186

Loans Receivable:
Ending Balance	$913,966	$1,503,948	$55,790	$—	$2,473,704

Ending Balance: Individually Evaluated for Impairment	$100,854	$161,138	$388	$—	$262,380

Ending Balance: Collectively Evaluated for Impairment	$813,112	$1,342,810	$55,402	$—	$2,211,324

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following table details the information on the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 and 2010.

		Commercial
	Real Estate	and Industrial	Consumer	Unallocated	Total
	(Dollars in Thousands)
June 30, 2011
Allowance for Loan Losses:
Beginning Balance	$32,766	$108,986	$2,079	$2,228	$146,059
Charge-Offs	12,644	32,693	496	—	45,833
Recoveries on Loans Previously Charged Off	2,744	5,011	22	—	7,777
Provision	1,249	1,541	(18)	(1,746)	1,026

Ending Balance	$24,115	$82,845	$1,587	$482	$109,029

Ending Balance: Individually Evaluated for Impairment	$3,324	$26,149	$223	$—	$29,696

Ending Balance: Collectively Evaluated for Impairment	$20,791	$56,696	$1,364	$482	$79,333

Loans Receivable:
Ending Balance	$787,585	$1,234,519	$46,500	$—	$2,068,604

Ending Balance: Individually Evaluated for Impairment	$78,065	$114,560	$870	$—	$193,495

Ending Balance: Collectively Evaluated for Impairment	$709,520	$1,119,959	$45,630	$—	$1,875,109

June 30, 2010
Allowance for Loan Losses:
Beginning Balance	$30,081	$112,225	$2,690	$—	$144,996
Charge-Offs	17,817	52,037	978	—	70,832
Recoveries on Loans Previously Charged Off	1,865	3,507	121	—	5,493
Provision	17,916	76,809	365	1,920	97,010

Ending Balance	$32,045	$140,504	$2,198	$1,920	$176,667

Ending Balance: Individually Evaluated for Impairment	$3,963	$24,495	$23	$—	$28,481

Ending Balance: Collectively Evaluated for Impairment	$28,082	$116,009	$2,175	$1,920	$148,186

Loans Receivable:
Ending Balance	$913,966	$1,503,948	$55,790	$—	$2,473,704

Ending Balance: Individually Evaluated for Impairment	$100,854	$161,138	$388	$—	$262,380

Ending Balance: Collectively Evaluated for Impairment	$813,112	$1,342,810	$55,402	$—	$2,211,324

     Credit Quality Indicators
     As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from 0 to 8) for each and every loan in our loan portfolio.
     Pass-grade (0 to 4) loans are reviewed for reclassification on an annual basis, while criticized (5) and classified (6 and 7) loans are reviewed semi-annually. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:
     Pass: These loans, risk rated 0 to 4, are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential for defined weaknesses as defined under “Special Mention” (5), “Substandard” (6) or “Doubtful” (7). This is the strongest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. Following are sub categories within the Pass grade:
          Pass 0: Secured in full by cash or cash equivalents.
          Pass 1: A very strong, well-structured credit relationship with an established borrower.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
The relationship should be supported by audited financial statements indicating cash flow, well in excess of debt service requirements, excellent liquidity, and very strong capital.
Pass 2: These loans require a well-structured credit that may not be as seasoned or as high quality as grade 1. Capital, liquidity, debt service capacity, and collateral coverage must all be well above average. This category includes individuals with substantial net worth supported by liquid assets and strong income.
Pass 3: Loans or commitments to borrowers exhibiting a fully acceptable credit risk. These borrowers should have sound balance sheet proportions and significant cash flow coverage, although they may be somewhat more leveraged and exhibit greater fluctuations in earning and financing but generally would be considered very attractive to the Bank as a borrower. The borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans which are designated this grade must have characteristics that place them well above the minimum underwriting requirements. Asset-based borrowers assigned this grade must exhibit extremely favorable leverage and cash flow characteristics and consistently demonstrate a high level of unused borrowing capacity
Pass 4: Loans or commitments to borrowers exhibiting either somewhat weaker balance sheet proportions or positive, but inconsistent, cash flow coverage. These borrowers may exhibit somewhat greater credit risk, and as a result of this, the Bank may have secured its exposure in an effort to mitigate the risk. If so, the collateral taken should provide an unquestionable ability to repay the indebtedness in full through liquidation, if necessary. Cash flows should be adequate to cover debt service and fixed obligations, although there may be a question about the borrower’s ability to provide alternative sources of funds in emergencies. Better quality real estate and asset-based borrowers who fully comply with all underwriting standards and are performing according to projections would be assigned this grade.
     Special Mention or 5: A Special Mention credit has potential weaknesses that deserve management’s close attention, as the borrower is exhibiting deteriorating trends that, if not corrected, could jeopardize repayment of the debt and result in a “Substandard” (6) grade. Credits which have significant actual, not potential, weaknesses are assigned lower grades than this grade.
     Substandard or 6: A Substandard credit has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. A credit graded Substandard is not protected by the sound worth and paying capacity of the borrower, or of the value and type of collateral pledged. With a Substandard loan, there is a distinct possibility that the Bank will sustain some loss if the weaknesses or deficiencies are not corrected.
     Doubtful or 7: A Doubtful credit is one that has critical weaknesses that would make the collection or liquidation of the full amount due improbable. However, there may be pending events that may work to strengthen the credit, and therefore the amount or timing of a possible loss cannot be determined at the current time.
     Loss or 8: Loans classified Loss are considered uncollectible and of such little value that their continuance as active Bank assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that the loan should be charged off now, even though partial or full recovery may be possible in the future. Loans classified Loss will be charged off in a timely manner.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
     NOTE 5 — LOANS (Continued)

	Pass	Criticized	Classified
	(Grade 0-4)	(Grade 5)	(Grade 6-7)	Total Loans
	(In Thousands)
June 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$274,428	$11,015	$33,903	$319,346
Land	3,610	—	26,256	29,866
Other	278,636	20,966	40,028	339,630
Construction	8,529	14,080	18,075	40,684
Residential Property	54,936	—	3,123	58,059

Commercial and Industrial Loans:
Commercial Term
Unsecured	113,299	17,597	55,206	186,102
Secured by Real Estate	617,367	72,790	156,015	846,172
Commercial Lines of Credit	38,580	8,758	3,298	50,636
SBA	71,024	580	33,445	105,049
International	40,698	312	5,550	46,560

Consumer Loans	43,990	574	1,936	46,500

Total	$1,545,097	$146,672	$376,835	$2,068,604

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$302,696	$18,507	$38,568	$359,771
Land	3,845	—	37,353	41,198
Other	265,957	20,804	41,493	328,254
Construction	12,958	25,897	22,139	60,994
Residential Property	59,329	—	3,315	62,644

Commercial and Industrial Loans:
Commercial Term
Unsecured	134,709	24,620	63,739	223,068
Secured by Real Estate	617,200	107,645	171,086	895,931
Commercial Lines of Credit	40,195	8,019	10,841	59,055
SBA	68,994	731	35,965	105,690
International	38,447	4,693	1,027	44,167

Consumer Loans	48,027	347	1,926	50,300

Total	$1,592,357	$211,263	$427,452	$2,231,072

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following is an aging analysis of past due loans, disaggregated by loan class, as of June 30, 2011 and December 31, 2010:

	30-59 Days Past		90 Days or More				Accruing 90 Days or
	Due	60-89 Days Past Due	Past Due	Total Past Due	Current	Total Loans	More Past Due
	(In Thousands)
June 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$—	$319,346	$319,346	$—
Land	—	—	21,970	21,970	7,896	29,866	—
Other	4,081	—	—	4,081	335,549	339,630	—
Construction	—	—	12,298	12,298	28,386	40,684	—
Residential Property	1,883	895	695	3,473	54,586	58,059	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	1,874	759	1,237	3,870	182,232	186,102	—
Secured by Real Estate	4,816	2,142	2,104	9,062	837,110	846,172	—
Commercial Lines of Credit	—	—	1,422	1,422	49,214	50,636	—
SBA	3,136	3,740	9,943	16,819	88,230	105,049	—
International	2,943	399	—	3,342	43,218	46,560	—

Consumer Loans	1,024	321	40	1,385	45,115	46,500	—

Total	$19,757	$8,256	$49,709	$77,722	$1,990,882	$2,068,604	$—

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$7,857	$7,857	$351,913	$359,770	$—
Land	—	—	25,725	25,725	15,471	41,196	—
Other	—	—	7,212	7,212	321,043	328,255	—
Construction	10,409	—	8,477	18,886	42,108	60,994	—
Residential Property	522	—	1,240	1,762	60,883	62,645	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	2,208	2,781	6,842	11,831	211,237	223,068	—
Secured by Real Estate	5,111	3,720	10,530	19,361	876,570	895,931	—
Commercial Lines of Credit	454	—	1,745	2,199	56,857	59,056	—
SBA	2,287	8,205	13,957	24,449	81,241	105,690	—
International	—	—	—	—	44,167	44,167	—

Consumer Loans	596	202	865	1,663	48,637	50,300	—

Total	$21,587	$14,908	$84,450	$120,945	$2,110,127	$2,231,072	$—

Impaired Loans
     Loans are identified and classified as impaired when, non-accrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructuring (TDR) loans to offer terms not typically granted by the Bank or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or they are classified as Substandard loans in an amount over 5% of the Bank’s Tier 1 Capital; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.
     We evaluate loan impairment in accordance with applicable GAAP.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
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
     The allowance for collateral-dependent loans is determined by calculating the difference between the outstanding loan balance and the collateral value as determined by recent appraisals. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following table provides information on impaired loans, disaggregated by loan class, as of the dates indicated:

	Recorded	Unpaid Principal	With No Related	With an Allowance	Related
	Investment	Balance	Allowance Recorded	Recorded	Allowance
			(In Thousands)
June 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$15,810	$16,329	$8,845	$6,963	$565
Land	26,008	26,008	25,184	825	105
Other	21,624	21,748	3,698	17,926	2,623
Construction	12,298	12,396	12,298	—	—
Residential Property	2,325	2,386	1,982	343	31

Commercial and Industrial Loans:
Commercial Term
Unsecured	14,999	15,463	661	14,338	11,040
Secured by Real Estate	83,382	85,570	41,163	42,219	9,092
Commercial Lines of Credit	3,028	3,097	1,218	1,810	1,394
SBA	17,780	19,437	7,340	10,441	1,380
International	3,243	3,243	—	3,243	3,243

Consumer Loans	870	898	379	491	223

Total	$201,367	$206,575	$102,768	$98,599	$29,696

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543
Land	35,207	35,295	5,482	29,725	1,485
Other	11,357	11,476	10,210	1,147	33
Construction	17,691	17,831	13,992	3,699	280
Residential Property	1,926	1,990	1,926	—	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	17,847	18,799	6,465	11,382	10,313
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321
SBA	17,715	18,544	7,112	10,603	2,122
International	127	141	—	127	127

Consumer Loans	934	951	393	541	393

Total	$204,690	$208,588	$88,492	$116,198	$29,448

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following table provides information on impaired loans, disaggregated by loan class, as of the dates indicated:

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	for the Three	for the Three	for the Six	for the Six
	Months	Months	Months	Months
	Ended	Ended(1)	Ended	Ended(1)
	(In Thousands)
June 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$17,260	$26	$17,633	$51
Land	27,561	—	29,023	—
Other	21,849	60	21,864	121
Construction	12,535	—	12,578	—
Residential Property	2,371	—	2,386	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	15,365	53	15,571	105
Secured by Real Estate	84,898	456	85,504	821
Commercial Lines of Credit	3,076	2	3,090	4
SBA	18,900	31	19,107	57
International	3,243	—	2,255	—

Consumer Loans	889	1	893	1

Total	$207,947	$629	$209,904	$1,160

June 30, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,977	$—	$25,664	$—
Land	43,425	59	45,164	114
Other	16,492	55	18,524	216
Construction	9,823	—	9,823	—
Residential Property	2,725	—	2,784	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	20,289	—	18,278	9
Secured by Real Estate	111,388	67	104,745	293
Commercial Lines of Credit	6,132	56	5,499	82
SBA	25,573	—	26,083	—
International	284	—	588	—

Consumer Loans	396	—	531	—

Total	$254,504	$237	$257,683	$714

(1)	Represents interest income recognized on impaired loans subsequent to classification as impaired.
     For the three and six months ended June 30, 2011, we recognized interest income of $0 and $33,000, respectively, on one impaired commercial term loan secured by real estate using a cash-basis method. For the three and six months ended June 30, 2010, we recognized interest income of $67,000 and $204,000, respectively, on one impaired commercial term loan secured by real estate using a cash-basis method. Except for such loan, no other interest income was recognized on impaired loans subsequent to classification as impaired using a cash-basis method.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$2,001	$3,755	$4,475	$7,030
Less: Interest Income Recognized on Impaired Loans	(629)	(237)	(1,160)	(714)

Interest Foregone on Impaired Loans	$1,372	$3,518	$3,315	$6,316

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
     The following table details non-accrual loans, disaggregated by class of loan, for the periods indicated:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	$14,335	$10,998
Land	25,184	25,725
Other	3,772	8,953
Construction	12,298	17,691
Residential Property	1,460	1,926

Commercial and Industrial Loans:
Commercial Term
Unsecured	10,758	17,065
Secured by Real Estate	46,454	31,053
Commercial Lines of Credit	2,905	2,798
SBA	23,263	25,054
International	3,243	127

Consumer Loans	824	1,047

Total	$144,496	$142,437

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 5 — LOANS (Continued)
     The following table details non-performing assets as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Non-Accrual Loans	$144,496	$142,437
Loans 90 Days or More Past Due and Still Accruing	—	—

Total Non-Performing Loans	144,496	142,437
Other Real Estate Owned	1,340	4,089

Total Non-Performing Assets	$145,836	$146,526

Troubled Debt Restructurings on Accrual Status	$19,793	$47,395

     Loans on non-accrual status, excluding non-performing loans held for sale of $22.6 million, totaled $144.5 million as of June 30, 2011, compared to $142.4 million as of December 31, 2010, representing an 1.4 percent increase. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $77.7 million as of June 30, 2011, compared to $120.9 million as of December 31, 2010, representing a 35.7 percent decrease.
     As of June 30, 2011, other real estate owned consisted of five properties, primarily located in California, with a combined net carrying value of $1.3 million. During the six months ended June 30, 2011, five properties, with a carrying value of $2.8 million, were transferred from loans receivable to other real estate owned, and eight properties, with a carrying value of $4.4 million, were sold and a loss of $681,000 was recognized. As of December 31, 2010, other real estate owned consisted of eight properties with a combined net carrying value of $4.1 million.
     During the six months ended June 30, 2011, we restructured monthly payments on 92 loans, with a net carrying value of $77.4 million as of June 30, 2011, through temporary payment structure modifications ranging from changing the amount of principal and interest due monthly to allowing for interest only due monthly payments for six months or less. For the restructured loans on accrual status, we believe that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2011, TDR loans, excluding loans held for sale, totaled $76.0 million, all of which were temporary interest rate reductions, and a $13.2 million reserve relating to these loans was included in the allowance for loan losses. As of December 31, 2010, TDR loans, excluding loans held for sale, totaled $72.2 million and the related allowance for loan losses was $10.2 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 6 — INCOME TAXES
     Under GAAP, a valuation allowance must be recorded if it is “more likely than not” that such deferred tax assets will not be realized. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets on a quarterly basis.
     In conducting our regular quarterly evaluation, we decided to maintain a full deferred tax asset valuation allowance as of June 30, 2011 based primarily upon the existence of a three-year cumulative loss position. Although our current financial forecasts indicate that sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined as of June 30, 2011.
     At June 30, 2011, the valuation allowance decreased to $82.7 million compared to $88.6 million at March 31, 2011 and $92.7 million at December 31, 2010. This decrease was mainly due to a decrease of deferred tax assets balance related to credit loss provision. We had zero balance of net deferred tax assets as of June 30, 2011 and December 31, 2010. During the first half of 2010, we recorded an additional valuation allowance of $37.8 million against our deferred tax assets, resulting in $83.0 million of valuation allowance at June 30, 2010. There was $1.2 million of net deferred tax liabilities as of June 30, 2010.
     The tax expense recognized for the three and six months ended June 30, 2011 was primarily due to an out-of-period adjustment of $605,000 and $718,000, respectively, to reserve for certain ASC 740-10(FIN 48) exposure items. During the fourth quarter of 2009, the Company recorded a tax benefit upon electing a 5-year net operating loss carryback according to the IRS Code section IRC § 172(b)(1)(H) amended in November 2009. This out -of-period adjustment was to reinstate the reserves that the Company released as the statute of limitations had expired in previous years. Due to the Company filing amended tax returns as a result of the tax law revision, the Company needed to reestablish these reserves. The tax benefit recognized during the first half of 2010 was primarily due to the reversal of FIN 48 reserves related to lower assessment from the result of the State of California Franchise Tax Board audit for the tax year 2005 through 2007.
NOTE 7 — SHARE-BASED COMPENSATION
Share-Based Compensation Expense
     The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Share-Based Compensation Expense	$69	$280	$382	$486
Related Tax Benefits	$29	$118	$161	$205
Unrecognized Share-Based Compensation Expense
     As of June 30, 2011, unrecognized share-based compensation expense was as follows:

	Unrecognized	Average Expected
	Expense	Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$192	1.9 years
Restricted Stock Awards	219	2.2 years

Total Unrecognized Share-Based Compensation Expense	$411	2.1 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 7 — SHARE-BASED COMPENSATION (Continued)
Share-Based Payment Award Activity
     The table below provides stock option information for the three months ended June 30, 2011:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,210,091	$10.58	5.7 years	$—	(1)
Options Expired	(17,200)	$16.15	1.1 years

Options Outstanding at End of Period	1,192,891	$10.50	5.5 years	$—	(2)

Options Exercisable at End of Period	927,291	$12.80	4.6 years	$—	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.24 as of March 31, 2011, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.07 as of June 30, 2011, over the exercise price, multiplied by the number of options.
     The table below provides stock option information for the six months ended June 30, 2011:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Number	Exercise	Remaining	Value of
	of	Price Per	Contractual	In-the-Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,066,891	$11.93	5.3 years	$—	(1)
Options Granted	150,000	$1.30	9.7 years
Options Expired	(21,200)	$16.54	4.1 years
Options Forfeited	(2,800)	$18.00	4.8 years

Options Outstanding at End of Period	1,192,891	$10.50	5.5 years	$—	(2)

Options Exercisable at End of Period	927,291	$12.80	4.6 years	$—	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.15 as of December 31, 2010, over the exercise price, multiplied by the number of options.

(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.07 as of June 30, 2011, over the exercise price, multiplied by the number of options.
     There were no options exercised during the three and six months ended June 30, 2011, and total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $14,000.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 7 — SHARE-BASED COMPENSATION (Continued)
Restricted Stock Awards
     The table below provides restricted stock award information for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
		Weighted-		Weighted-
		Average		Average
	Number	Grant Date	Number	Grant Date
	of	Fair Value	of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted Stock at Beginning of Period	185,600	$1.72	145,600	$1.77

Restricted Stock Granted	—	$—	60,000	$1.30
Restricted Stock Vested	(35,000)	$1.40	(55,000)	$1.33

Restricted Stock at End of Period	150,600	$1.75	150,600	$1.75

NOTE 8 — STOCKHOLDERS’ EQUITY
Stock Warrants
     As part of the agreement executed on July 27, 2010 with Cappello Capital Corp, the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase two million shares of our common stock for services performed. The warrants have an exercise price of $1.20 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging — Contracts in Entity’s Own Stock” (“ASC 815- 40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.07% used for the warrant is equal to the zero coupon rate in effect at the time of the grant.
     Upon re-measuring the fair value of the stock warrants at June 30, 2011, compared to $1.6 million at December 31, 2010, the fair value decreased by $311,000, which we have included in other operating expenses for the six months ended June 30, 2011. We used a weighted average expected stock volatility of 83.02% and a remaining contractual life of 4.3 years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 1.75% used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
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
     The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2011			2010
		(Denominator)			(Denominator)
	(Numerator)	Weighted-	Per	(Numerator)	Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Loss	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended June 30:

Basic EPS	$8,001	151,104,636	$0.05	$(29,257)	51,036,573	$(0.57)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	153,754	—	—	—	—

Diluted EPS	$8,001	151,258,390	$0.05	$(29,257)	51,036,573	$(0.57)

Six Months Ended June 30:
Basic EPS	$18,438	151,082,945	$0.12	$(78,743)	51,017,885	$(1.54)
Effect of Dilutive Securities — Options, Warrants and Unvested Restricted Stock	—	174,405	—	—	—	—

Diluted EPS	$18,438	151,257,350	$0.12	$(78,743)	51,017,885	$(1.54)

     For the three months ended June 30, 2011 and 2010, there were 3,192,891 and 1,266,115 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2011 and 2010, there were 1,192,891 and 1,266,115 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.
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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 10 — OFF-BALANCE SHEET COMMITMENTS (Continued)
     Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Commitments to Extend Credit	$167,018	$178,424
Standby Letters of Credit	14,771	15,226
Commercial Letters of Credit	7,654	11,899
Unused Credit Card Lines	17,058	24,649

Total Undisbursed Loan Commitments	$206,501	$230,198

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
NOTE 12 — LIQUIDITY
Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2011. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of June 30, 2011, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $6.3 million, down from $7.7 million at December 31, 2010.
Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2011, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of $3.5 million, a decrease of $150.2 million from $153.7 million at December 31, 2010.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of June 30, 2011, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $391.6 million and $387.7 million, respectively. The Bank’s FHLB borrowings as of June 30, 2011 totaled $3.5 million, representing 0.1 percent of total assets.
     As of August 5, 2011, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $378.1 million and $374.6 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Continued)
NOTE 12 — LIQUIDITY (Continued)
To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.
     As a means of augmenting its liquidity, the Bank had an available borrowing source of $150.5 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $321.1 million, and had no borrowings as of June 30, 2011. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2010, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.
     Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of June 30, 2011, in compliance with its regulatory restrictions, the Bank did not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.
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
NOTE 13 — SUBSEQUENT EVENTS
     Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2011. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (this “Report”).
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward —looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plan and availability, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These risks, uncertainties and other factors include the following:
•	failure to raise enough capital to support our operations or meet our regulatory requirements, including requirements under the Final Order and the Agreement;

•	failure to maintain adequate levels of capital to support our operations;

•	a significant number of customers failing to perform under their loans or other extensions of credit;

•	our compliance with and the effect of regulatory orders and agreements that we and Hanmi Bank have entered into with our respective regulators and potential future supervisory or governmental actions against us or Hanmi Bank;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits and restrictions on taking brokered deposits;

•	sources of liquidity available to us and to Hanmi Bank becoming limited or our potential inability to access sufficient sources of liquidity when needed or the requirement that we obtain government waivers to do so;

•	adverse changes in domestic or global financial markets, economic conditions or business conditions;

•	regulatory restrictions on Hanmi Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;

•	significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	our use of appraisals in deciding whether to make loans secured by real property, which does not ensure that the value of the real property collateral will be sufficient to pay our loans;

•	failure to attract or retain our key employees;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	our ability to raise capital on reasonable terms;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in financial markets that may result in impairment charges relating to our securities portfolio;

•	competition and demographic changes in our primary market areas;

•	global hostilities, acts of war or terrorism, including but not limited to, conflict between North Korea and

South Korea;

•	the effects of climate change and attendant regulation on our customers and borrowers;

•	the effects of litigation against us;

•	failed or circumvented internal controls and procedures;

•	adverse changes in the soundness of other financial institutions with whom we have trading, clearing, counterparty or other relationships;

•	risks associated with security breaches in our online banking services, and fears of security breaches that limit the growth of our online services;

•	significant government regulations, legislation and potential changes thereto; and

•	other risks described herein and in the other reports and statements we file with the SEC.
     For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.
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

SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,136,976	$2,611,178	$2,185,274	$2,688,012
Average Investment Securities	$497,052	$158,543	$485,148	$142,034
Average Interest-Earning Assets	$2,804,709	$2,965,975	$2,848,313	$2,988,332
Average Total Assets	$2,836,967	$2,978,245	$2,871,419	$3,031,917
Average Deposits	$2,427,934	$2,617,738	$2,443,299	$2,640,224
Average Borrowings	$190,447	$240,189	$213,820	$248,614
Average Interest-Bearing Liabilities	$2,025,392	$2,292,121	$2,078,947	$2,326,367
Average Stockholders’ Equity	$189,528	$91,628	$183,906	$114,651
PER SHARE DATA:
Earnings (Loss) Per Share — Basic	$0.05	$(0.57)	$0.12	$(1.54)
Earnings (Loss) Per Share — Diluted	$0.05	$(0.57)	$0.12	$(1.54)
Common Shares Outstanding	151,258,390	51,198,390	151,258,390	51,198,390
Book Value Per Share (2)	$1.31	$1.43	$1.31	$1.43
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	1.13%	(3.94%)	1.29%	(5.24%)
Return on Average Stockholders’ Equity (3) (5)	16.93%	(128.07%)	20.22%	(138.50%)
Efficiency Ratio (6)	72.67%	75.11%	69.64%	75.75%
Net Interest Spread (7)	3.26%	3.17%	3.26%	3.22%
Net Interest Margin (8)	3.65%	3.56%	3.66%	3.62%
Average Stockholders’ Equity to Average Total Assets	6.68%	3.08%	6.40%	3.78%
SELECTED CAPITAL RATIOS: (9)
Total Risk-Based Capital Ratio:
Hanmi Financial	13.92%	7.31%
Hanmi Bank	14.02%	7.35%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	11.92%	3.69%
Hanmi Bank	12.72%	6.02%
Tier 1 Leverage Ratio:
Hanmi Financial	9.09%	3.06%
Hanmi Bank	9.70%	4.99%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (10) (11)	7.91%	9.67%	7.91%	9.67%
Non-Performing Assets to Total Assets (12)	6.21%	9.13%	6.21%	9.13%
Net Loan Charge-Offs to Average Total Gross Loans (13)	3.10%	5.98%	3.51%	4.90%
Allowance for Loan Losses to Total Gross Loans	5.16%	7.05%	5.16%	7.05%
Allowance for Loan Losses to Non-Performing Loans	65.25%	72.96%	65.25%	72.96%

(1)	Loans are net of deferred fees and related direct costs.

(2)	Total stockholders’ equity divided by common shares outstanding.

(3)	Calculation based upon annualized net loss.

(4)	Net loss divided by average total assets.

(5)	Net loss divided by average stockholders’ equity.

(6)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.

(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(9)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets).

(10)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.

(11)	This Quarterly Report on Form 10-Q includes corrected data regarding total non-performing loans as of and for the quarter ended June 30, 2011, which differ from and supersede data included in the Earnings Release dated July 21, 2011. These corrections had no effect on the statement of operations or earnings per share for the second quarter of 2011.

(12)	Non-performing assets consist of non-performing loans (see footnote (10) and (11) above) and other real estate owned.

(13)	Calculation based upon annualized net loan charge-offs.

Non-GAAP Financial Measures
     Tangible Stockholders’ Equity to Tangible Assets Ratio
     The ratio of tangible stockholders’ equity to tangible assets is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Bank’s capital strength. Tangible equity is calculated by subtracting goodwill and other intangible assets from total stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from total stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure, excluding the impact of these items, provides useful supplemental information that is essential to a proper understanding of the capital strength of Hanmi Bank. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
     The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:
     Hanmi Bank

	June 30,	December 31,
	2011	2010
	(In Thousands)
Total Assets	$2,705,997	$2,900,415
Less Intangible Assets	(184)	(450)

Tangible Assets	$2,705,813	$2,899,965

Total Stockholders’ Equity	$279,712	$249,637
Less Intangible Assets	(184)	(450)

Tangible Stockholders’ Equity	$279,528	$249,187

Total Stockholders’ Equity to Total Assets Ratio	10.34%	8.61%
Tangible Stockholders’ Equity to Tangible Assets Ratio	10.33%	8.59%
     As of June 30, 2011 and December 31, 2010, the Bank had a tangible stockholders’ equity to tangible assets ratio of 10.33% and 8.59%, respectively.

EXECUTIVE OVERVIEW
     For the second quarter ended June 30, 2011, we reported net income of $8.0 million, or $0.05 per diluted share, compared to a net loss of $29.3 million, or $(0.57) per diluted share for the same period in 2010. We reported net income for the first six months ended June 30, 2011 of $18.4 million, or $0.12 per diluted share, compared to a net loss of $78.7 million, or $(1.54) per diluted share for the same period in 2010. The increase in net income for the second quarter and first half ended June 30, 2011 was primarily driven by the lack of any provision for credit losses, reflecting continued improvement in most credit metrics. We recorded $37.5 million and $95.5 million in provision for credit losses for the second quarter ended June 30, 2010 and for the first half of 2010, respectively.
     With profits generated for three consecutive quarters since the fourth quarter of 2010 and the successful completion of the $120 million registered rights and best efforts offering during the third quarter of 2010, the Bank exceeded the threshold for being considered “well-capitalized” for regulatory purposes since September 30, 2010 and, as of June 30, 2011, complies with the tangible capital ratio requirement set forth in the Final Order.
     Significant financial highlights include (as of and for the period ended June 30, 2011):
•	The Bank’s total risk-based capital ratio improved to 14.02 percent as of June 30, 2011 compared to 12.22 percent as of December 31, 2010. The Bank’s tangible common equity to tangible assets ratio also improved to 10.33 percent as of June 30, 2011 compared to 8.59 percent as of December 31, 2010.

•	Due to the success of recent marketing initiatives, core deposits (defined as total deposits less time deposits greater than $100,000) increased by $171.4 million, or 12.7 percent, to $1.52 billion as of June 30, 2011 from $1.35 billion as of December 31, 2010. At June 30, 2011, noninterest-bearing demand deposits represented 25.1 percent of total deposits compared to 22.2 percent of total deposits at December 31, 2010.

•	The average loan yield improved by 19 basis points to 5.49 percent in the second quarter of 2011 compared to 5.30 percent for the same period in 2010, and improved by 21 basis points to 5.55 percent for the first half of 2011 compared to 5.34 percent for the same period in 2010, reflecting the improvement in credit quality.

•	The cost of funds decreased primarily through downward re-pricing of matured time deposits. The average funding cost decreased by 32 basis points to 1.41 percent in the second quarter of 2011 compared to 1.73 percent for the same period in 2010, and decreased by 34 basis points to 1.45 percent for the first half of 2011 compared to 1.79 percent for the same period in 2010.

•	Net interest margin improved by 9 basis points to 3.65 percent in the second quarter of 2011 compared to 3.56 percent for the same period in 2010, and improved by 4 basis points to 3.66 percent for the first half of 2011 compared to 3.62 percent for the same period in 2010.
Outlook for the Remainder of 2011
     Our priorities for the remainder of 2011 are to reevaluate the adequacy of our capital given the level and nature of the risks to which we are exposed, continue to improve our credit quality, and fully comply with all of the requirements of the Final Order and the Agreement.
     We will continue to actively work down problem loans through bulk and individual note sales, and redeploy the proceeds into performing loans or securities investments. We believe that our continuous proactive initiatives to manage credit risk exposure have resulted in improvement of our asset quality over the past several quarters. Our commitment to elevate our credit risk management systems will continue in order to meet the challenges of our uncertain economic environment. In addition, we have reinvigorated sales with targeted marketing programs that focus on generating quality loans and core deposits to improve profitability and expand existing customer base.

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

     Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	June 30, 2011			June 30, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,136,976	$29,248	5.49%	$2,611,178	$34,486	5.30%
Municipal Securities:
Taxable	13,603	140	4.12%	—	—	—
Tax — Exempt (2)	4,125	57	5.53%	7,484	119	6.36%
Obligations of Other U.S. Government Agencies	152,438	629	1.65%	65,894	560	3.40%
Other Debt Securities	326,886	2,326	2.85%	85,165	800	3.76%
Equity Securities (5)	34,078	133	1.56%	37,979	123	1.30%
Federal Funds Sold	7,067	9	0.51%	12,198	16	0.52%
Term Federal Funds Sold	13,681	18	0.53%	7,253	11	0.61%
Interest-Earning Deposits	115,855	79	0.27%	138,824	99	0.29%

Total Interest-Earning Assets (2)	2,804,709	32,639	4.67%	2,965,975	36,214	4.90%

Noninterest-Earning Assets:
Cash and Cash Equivalents	68,371			68,536
Allowance for Loan Losses	(125,152)			(182,103)
Other Assets	89,039			125,837

Total Noninterest-Earning Assets	32,258			12,270

TOTAL ASSETS	$2,836,967			$2,978,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$111,723	734	2.64%	$125,016	922	2.96%
Money Market Checking and NOW Accounts	488,723	1,010	0.83%	458,137	1,217	1.07%
Time Deposits of $100,000 or More	926,024	3,477	1.51%	1,090,412	5,057	1.86%
Other Time Deposits	308,475	971	1.26%	378,367	1,617	1.71%
Federal Home Loan Bank Advances	106,710	239	0.90%	153,859	339	0.88%
Other Borrowings	1,331	1	0.30%	3,924	31	3.17%
Junior Subordinated Debentures	82,406	711	3.46%	82,406	692	3.37%

Total Interest-Bearing Liabilities	2,025,392	7,143	1.41%	2,292,121	9,875	1.73%

Noninterest-Bearing Liabilities:
Demand Deposits	592,989			565,806
Other Liabilities	29,058			28,690

Total Noninterest-Bearing Liabilities	622,047			594,496

Total Liabilities	2,647,439			2,886,617
Stockholders’ Equity	189,528			91,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,836,967			$2,978,245

NET INTEREST INCOME		$25,496			$26,339

NET INTEREST SPREAD (2) (3)			3.26%			3.17%

NET INTEREST MARGIN (2) (4)			3.65%			3.56%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $570,000 and $477,000 for the three months ended June 30, 2011 and 2010, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and Federal Reserve Bank stock.

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

	Three Months Ended June 30, 2011 vs.
	Three Months Ended June 30, 2010
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(6,452)	$1,214	$(5,238)
Municipal Securities:
Taxable	140	—	140
Tax — Exempt	(48)	(14)	(62)
Obligations of Other U.S. Government Agencies	463	(394)	69
Other Debt Securities	1,763	(237)	1,526
Equity Securities	(14)	24	10
Federal Funds Sold	(7)	—	(7)
Term Federal Funds Sold	8	(1)	7
Interest-Earning Deposits	(16)	(4)	(20)

Total Interest and Dividend Income	(4,163)	588	(3,575)

Interest Expense:
Savings	(93)	(95)	(188)
Money Market Checking and NOW Accounts	77	(284)	(207)
Time Deposits of $100,000 or More	(698)	(882)	(1,580)
Other Time Deposits	(266)	(380)	(646)
Federal Home Loan Bank Advances	(106)	6	(100)
Other Borrowings	(12)	(18)	(30)
Junior Subordinated Debentures	—	19	19

Total Interest Expense	(1,098)	(1,634)	(2,732)

Change in Net Interest Income	$(3,065)	$2,222	$(843)

     For the three months ended June 30, 2011 and 2010, net interest income before provision for credit losses on a tax equivalent basis was $25.5 million and $26.3 million, respectively. Interest income decreased 9.8 percent to $32.6 million for the three months ended June 30, 2011 from $36.2 million for the same period in 2010. Interest expense also decreased 27.7 percent to $7.1 million for the three months ended June 30, 2011 from $9.9 million for the same period in 2010. The net interest spread and net interest margin for the three months ended June 30, 2011 were 3.26 percent and 3.65 percent, respectively, compared to 3.17 percent and 3.56 percent, respectively, for the same period in 2010. The decrease in net interest income was primarily due to the decrease in loan volume resulting from the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was mostly offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.
     Average gross loans decreased by $474.2 million, or 18.2 percent, to $2.14 billion for the three months ended June 30, 2011 from $2.61 billion for the same period in 2010. Average investment securities increased by $338.5 million, or 213.5 percent, to $497.1 million for the three months ended June 30, 2011 from $158.5 million for the same period in 2010. Average interest-earning assets decreased by $161.2 million, or 5.4 percent, to $2.80 billion for the three months ended June 30, 2011 from $2.97 billion for the same period in 2010. The decrease in average interest earning assets was a direct result of our balance sheet deleveraging and credit quality improvement strategy implemented since early 2009 through the disposition of problem assets while maintaining a strong level of liquidity with increased investment in short and mid-term instruments. Consistent with this strategy, the average interest-bearing liabilities decreased by $266.7 million, or 11.6 percent, to $2.03 billion for the three months ended June 30, 2011 from $2.29 billion for the same period in 2010. Average FHLB advances decreased by $47.1 million, or 30.6 percent, to $106.7 million for the three months ended June 30, 2011 from $153.9 million for the same period in 2010.
     The average yield on interest-earning assets decreased by 23 basis points to 4.67 percent for the three months ended June 30, 2011 from 4.90 percent for the same period in 2010, primarily due to lower yields on investment securities in the current low interest rate environment, partially offset by an increase in loan portfolio yields. Total loan interest and fee income decreased by $5.2 million, or 15.19 percent, to $29.2 million for the three months ended June

30, 2011 from $34.5 million for the same period in 2010 due primarily to an 18.16 percent decrease in the average gross loans. The average yield on loans increased to 5.49 percent for the three months ended June 30, 2011 from 5.30 percent for the same period in 2010. This increase reflected improvement in credit quality metrics, including lowered levels of delinquent loan and non-performing loans. The average cost on interest-bearing liabilities decreased by 32 basis points to 1.41 percent for the three months ended June 30, 2011 from 1.73 percent for the same period in 2010. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. Average brokered deposits decreased to zero for the three months ended June 30, 2011 from $39.7 million for the same period in 2010. Average FHLB advances decreased by $47.1 million, or 30.64 percent, to $106.7 million for the three months ended June 30, 2011 from $153.9 million for the same period in 2010.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010
     The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Six Months Ended
	June 30, 2011			June 30, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,185,274	$60,153	5.55%	$2,688,012	$71,181	5.34%
Municipal Securities:
Taxable	15,556	318	4.09%	—	—	—
Tax — Exempt (2)	4,294	119	5.54%	7,517	237	6.31%
Obligations of Other U.S. Government Agencies	149,392	1,252	1.68%	49,100	943	3.84%
Other Debt Securities	315,906	4,198	2.66%	85,417	1,500	3.51%
Equity Securities (5)	34,813	265	1.52%	38,671	248	1.28%
Federal Funds Sold	6,884	17	0.49%	13,152	33	0.50%
Term Federal Funds Sold	16,713	45	0.54%	3,646	11	0.60%
Interest-Earning Deposits	119,481	168	0.28%	102,817	154	0.30%

Total Interest-Earning Assets (2)	2,848,313	66,535	4.71%	2,988,332	74,307	5.01%

Noninterest-Earning Assets:
Cash and Cash Equivalents	68,115			67,850
Allowance for Loan Losses	(135,411)			(169,768)
Other Assets	90,402			145,503

Total Noninterest-Earning Assets	23,106			43,585

TOTAL ASSETS	$2,871,419			$3,031,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$112,398	1,483	2.66%	$120,347	1,745	2.92%
Money Market Checking and NOW Accounts	468,875	2,012	0.87%	508,248	2,839	1.13%
Time Deposits of $100,000 or More	988,336	7,536	1.54%	1,007,693	9,734	1.95%
Other Time Deposits	295,518	1,896	1.29%	441,465	4,198	1.92%
Federal Home Loan Bank Advances	130,030	572	0.89%	163,407	685	0.85%
Other Borrowings	1,384	1	0.15%	2,801	31	2.23%
Junior Subordinated Debentures	82,406	1,409	3.45%	82,406	1,361	3.33%

Total Interest-Bearing Liabilities	2,078,947	14,909	1.45%	2,326,367	20,593	1.79%

Noninterest-Bearing Liabilities:
Demand Deposits	578,172			562,471
Other Liabilities	30,394			28,428

Total Noninterest-Bearing Liabilities	608,566			590,899

Total Liabilities	2,687,513			2,917,266
Stockholders’ Equity	183,906			114,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,871,419			$3,031,917

NET INTEREST INCOME		$51,626			$53,714

NET INTEREST SPREAD (3)			3.26%			3.22%

NET INTEREST MARGIN (4)			3.66%			3.62%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.1 million and $927,000 for the six months ended June 30, 2011 and 2010, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

(5)	Includes investment in Federal Home Loan Bank stock and Federal Reserve Bank stock.

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

	Six Months Ended June 30, 2011 vs.
	Six Months Ended June 30, 2010
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(13,747)	$2,719	$(11,028)
Municipal Securities:
Taxable	318	—	318
Tax — Exempt	(92)	(26)	(118)
Obligations of Other U.S. Government Agencies	1,908	(1,599)	309
Other Debt Securities	3,814	(1,116)	2,698
Equity Securities	(58)	75	17
Federal Funds Sold	(15)	(1)	(16)
Term Federal Funds Sold	37	(3)	34
Interest-Earning Deposits	38	(24)	14

Total Interest and Dividend Income	(7,797)	25	(7,772)

Interest Expense:
Savings	(111)	(151)	(262)
Money Market Checking and NOW Accounts	(207)	(620)	(827)
Time Deposits of $100,000 or More	(184)	(2,014)	(2,198)
Other Time Deposits	(1,160)	(1,142)	(2,302)
Federal Home Loan Bank Advances	(146)	33	(113)
Other Borrowings	(11)	(19)	(30)
Junior Subordinated Debentures	—	48	48

Total Interest Expense	(1,819)	(3,865)	(5,684)

Change in Net Interest Income	$(5,978)	$3,890	$(2,088)

     For the six months ended June 30, 2011 and 2010, net interest income before provision for credit losses on a tax equivalent basis was $51.6 million and $53.7 million, respectively. Interest income decreased 10.5 percent to $66.5 million for the six months ended June 30, 2011 from $74.3 million for the same period in 2010. Interest expense also decreased 27.6 percent to $14.9 million for the six months ended June 30, 2011 from $20.6 million for the same period in 2010. The net interest spread and net interest margin for the six months ended June 30, 2011 were 3.26 percent and 3.66 percent, respectively, compared to 3.22 percent and 3.62 percent, respectively, for the same period in 2010. The decrease in net interest income was primarily due to the decrease in loan volume resulting from the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was partially offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.
     Average gross loans decreased by $502.7 million, or 18.7 percent, to $2.19 billion for the six months ended June 30, 2011 from $2.69 billion for the same period in 2010. Average investment securities increased by $343.1 million, or 241.6 percent, to $485.1 million for the six months ended June 30, 2011 from $142.0 million for the same period in 2010. Average interest-earning assets decreased by $140.0 million, or 4.7 percent, to $2.85 billion for the six months ended June 30, 2011 from $2.99 billion for the same period in 2010. The decrease in average interest earning assets was a direct result of our balance sheet deleveraging and credit quality improvement strategy implemented since early 2009 through the disposition of problem assets while maintaining a strong level of liquidity with increased investment in short and mid-term instruments. Consistent with this strategy, the average interest-bearing liabilities decreased by $247.4 million, or 10.6 percent, to $2.08 billion for the six months ended June 30, 2011 from $2.33 billion for the same period in 2010. Average FHLB advances decreased by $33.4 million, or 20.4 percent, to $130.0 million for the six months ended June 30, 2011 from $163.4 million for the same period in 2010.
     The yield on average interest-earning assets decreased by 30 basis points to 4.71 percent for the six months ended June 30, 2011 from 5.01 percent for the same period in 2010, primarily due to lower yields on investment securities in the current low interest rate environment, partially offset by an increase in loan portfolio yields. Total loan interest and fee income decreased by $11.0 million, or 15.49 percent to $60.2 million for the six months ended June 30, 2011 from $71.2 million for the same period in 2010 due primarily to an 18.70 percent decrease in the average gross loans.

The average yield on loans increased to 5.55 percent for the six months ended June 30, 2011 from 5.34 percent for the same period in 2010. This increase reflected improvement in credit quality metrics, including improved levels of delinquent and non-performing loans. The average cost on interest-bearing liabilities decreased by 34 basis points to 1.45 percent for the six months ended June 30, 2011 from 1.79 percent for the same period in 2010. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. Average brokered deposits decreased to zero for the six months ended June 30, 2011 from $52.0 million for the same period in 2010. Average FHLB advances decreased by $33.4 million, or 20.43 percent to $130.0 million for the six months ended June 30, 2011 from $163.4 million for the same period in 2010.
Provision for Credit Losses
     For the three months ended June 30, 2011 and 2010, the provision for credit losses was $0 and $37.5 million, respectively. For the six months ended June 30, 2011 and 2010, the provision for credit losses was $0 and $95.5 million, respectively. The decrease in the provision for credit losses is attributable to decreases in net charge-offs and problem loans, reflecting the improvement in asset quality through aggressive management of our problem assets. Net charge-offs decreased $22.4 million, or 57.6 percent, to $16.5 million for the three months ended June 30, 2011 from $38.9 million for the same period in 2010. Non-performing loans decreased to $167.1 million, or 7.91 percent of total gross loans, as of June 30, 2011 from $242.1 million, or 9.67 percent of total gross loans, as of June 30, 2010. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details. We continually assess the quality of our loan portfolio to determine whether additional provision for credit losses is necessary. We anticipate future provisions will be required to account for probable credit losses.
Non-Interest Income
     We earn non-interest income from five major sources: service charges on deposit accounts, insurance commissions, remittance fees, other service charges and fees and fees generated from international trade finance. In addition, we sell certain assets, including investment securities, non-performing loans and SBA loans, primarily for risk management purposes.
     Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010
     The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$3,278	$3,602	$(324)	(9.0%)
Insurance Commissions	1,203	1,206	(3)	(0.2%)
Remittance Fees	499	523	(24)	(4.6%)
Trade Finance Fees	328	412	(84)	(20.4%)
Other Service Charges and Fees	368	372	(4)	(1.1%)
Bank-Owned Life Insurance Income	233	235	(2)	(0.9%)
Net Loss on Sales of Investment Securities	(70)	—	(70)	—%
Net Gain (Loss) on Sales of Loans	(77)	220	(297)	—%
Other Operating Income	255	106	149	—%

Total Non-Interest Income	$6,017	$6,676	$(659)	(9.9%)

     For the three months ended June 30, 2011, non-interest income was $6.0 million, a decrease of $659,000, or 9.9 percent, from $6.7 million for the same period in 2010. The decrease in non-interest income was primarily attributable to the decrease in service charges on deposit accounts and net gain on sales of loans, partially offset by the increase in other operating income. The service charges on deposit accounts decreased by $324,000, or 9.0 percent, to $3.3 million for the three months ended June 30, 2011 compared to $3.6 million for the same period in 2010, due mainly to a decrease of $299,000 in non-sufficient fund charges, reflecting the continued underlying decline in activity as customers better managed their account balances. Net loss on sales of loans increased by $297,000 for the three months ended June 30, 2011 compared to the same period in 2010. The net loss on sales of loans reflected $682,000 of valuation adjustments on loans held for sale, partially offset by $605,000 of gains from the sales of loans held for sale. Other operating income increased by $149,000 to $255,000 for the three months ended June 30, 2011 compared to $106,000 for the same period in 2010. The increase was primarily attributable to an $85,000 increase in foreign exchange gain driven by favorable changes in exchange rates.

     Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010
     The following table sets forth the various components of non-interest income for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$6,419	$7,328	$(909)	(12.4%)
Insurance Commissions	2,463	2,484	(21)	(0.8%)
Remittance Fees	961	985	(24)	(2.4%)
Other Service Charges and Fees	701	784	(83)	(10.6%)
Trade Finance Fees	625	763	(138)	(18.1%)
Bank-Owned Life Insurance Income	463	466	(3)	(0.6%)
Net Gain (Loss) on Sales of Loans	(415)	214	(629)	—%
Net Gain (Loss) on Sales of Investment Securities	(70)	105	(175)	—%
Other Operating Income	378	552	(174)	(31.5%)

Total Non-Interest Income	$11,525	$13,681	$(2,156)	(15.8%)

     For the six months ended June 30, 2011, non-interest income was $11.5 million, a decrease of $2.2 million, or 15.8 percent, from $13.7 million for the same period in 2010. The decrease in non-interest income was primarily attributable to the decreases in service charges on deposit accounts, net gain on sales of loans and investment securities, and other operating income. The service charges on deposit accounts decreased by $909,000, or 12.4 percent, to $6.4 million for the six months ended June 30, 2011 compared to $7.3 million for the same period in 2010, due mainly to a decrease of $820,000 in non-sufficient fund charges, reflecting the continued underlying decline in activity as customers better managed their account balances. Net loss on sales of loans increased by $629,000 for the six months ended June 30, 2011 compared to the same period in 2010. This increase reflected $2.9 million of valuation adjustments on loans held for sale, partially offset by $2.5 million of gains from the sales of loans held for sale. Net gain on sales of investment securities decreased by $175,000 for the six months ended June 30, 2011 compared to the same period in 2010. The sales of investment securities for the first half of 2011 were a direct result of implementing our rate risk minimization strategy through replacing long- duration investments with short-duration ones in anticipation of rising rates. The proceeds from the sale of investment securities provided additional liquidity to reduce the FHLB advance due in June 2011. Other operating income decreased by $174,000, or 31.5 percent, to $378,000 for the six months ended June 30, 2011 compared to $552,000 for the same period in 2010. The decrease was primarily attributable to the absence of a $274,000 recovery on a previously recorded loss on sale of OREO during the first quarter of 2010, partially offset by an $82,000 increase in foreign exchange gain driven by favorable changes in exchange rates.

Non-Interest Expense
     Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$8,762	$9,011	$(249)	(2.8%)
Occupancy and Equipment	2,650	2,674	(24)	(0.9%)
Data Processing	1,487	1,487	—	—%
Deposit Insurance Premiums and Regulatory Assessments	1,377	4,075	(2,698)	(66.2%)
Professional Fees	1,138	1,022	116	11.4%
Advertising and Promotion	908	503	405	80.5%
Other Real Estate Owned Expense	806	1,718	(912)	(53.1%)
Directors and Officers Liability Insurance	733	716	17	2.4%
Supplies and Communications	496	574	(78)	(13.6%)
Amortization of Other Intangible Assets	190	301	(111)	(36.9%)
Loan-Related Expense	184	310	(126)	(40.6%)
Expenses Related to Unconsummated Capital Raises	2,220	—	2,220	—%
Other Operating Expenses	1,935	2,374	(439)	(18.5%)

Total Non-Interest Expense	$22,886	$24,765	$(1,879)	(7.6%)

     For the three months ended June 30, 2011, non-interest expense was $22.9 million, a decrease of $1.9 million, or 7.6 percent, from $24.8 million for the same period in 2010. The efficiency ratio for the three months ended June 30, 2011 was 72.67 percent, compared to 75.11 percent for the same period in 2010. The $1.9 million decrease in non-interest expense was primarily due to the decreases in deposit insurance premiums and regulatory assessments and OREO expense, partially offset by increases in expenses related to unconsummated capital raises and advertising and promotion. The deposit insurance premiums and regulatory assessments decreased by $2.7 million, or 66.2 percent, to $1.4 million for the three months ended June 30, 2011 compared to $4.1 million for the same period in 2010, primarily due to the lower assessment rates for the FDIC insurance on deposits. The assessment rates decreased by 22 basis points to 23 basis points for the three months ended June 30, 2011 from 45 basis points for the same period in 2010, resulting from the improvement in risk categories of the Bank and the Dodd-Frank Act’s changes to the FDIC assessment system. OREO expense decreased by $912,000, or 53.1 percent to $806,000 for the three months ended June 30, 2011 compared to $1.7 million for the same period in 2010, primarily as a result of a $937,000 decrease in valuation allowance. During the three months ended June 30, 2011, non-interest expense included $2.2 million for our unconsummated capital offerings related to a definitive securities purchase agreement with Woori Finance Holdings Co. Ltd. and a planned equity offering. Advertising and promotion increased by $405,000, or 80.5 percent, to $908,000 for the three months ended June 30, 2011 compared to $503,000 for the same period in 2010, primarily due to the launch of new branding campaigns.

     Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010
     The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$17,886	$17,797	$89	0.5%
Occupancy and Equipment	5,215	5,399	(184)	(3.4%)
Deposit Insurance Premiums and Regulatory Assessments	3,447	6,299	(2,852)	(45.3%)
Data Processing	2,886	2,986	(100)	(3.3%)
Professional Fees	1,927	2,088	(161)	(7.7%)
Other Real Estate Owned Expense	1,635	7,418	(5,783)	(78.0%)
Advertising and Promotion	1,474	1,038	436	42.0%
Directors and Officers Liability Insurance	1,467	1,433	34	2.4%
Supplies and Communications	1,074	1,091	(17)	(1.6%)
Loan-Related Expense	409	617	(208)	(33.7%)
Amortization of Other Intangible Assets	408	629	(221)	(35.1%)
Expenses Related to Unconsummated Capital Raises	2,220	—	2,220	—%
Other Operating Expenses	3,899	4,194	(295)	(7.0%)

Total Non-Interest Expense	$43,947	$50,989	$(7,042)	(13.8%)

     For the six months ended June 30, 2011, non-interest expense was $43.9 million, a decrease of $7.0 million, or 13.8 percent, from $51.0 million for the same period in 2010. The efficiency ratio for the three months ended June 30, 2011 was 69.64 percent, compared to 75.75 percent for the same period in 2010. The $7.0 million decrease in non-interest expense was primarily due to the decreases in OREO expense and deposit insurance premiums and regulatory assessments, partially offset by increases in expenses related to unconsummated capital raises and advertising and promotion. OREO expense decreased by $5.8 million, or 78.0 percent, to $1.6 million for the six months ended June 30, 2011 compared to $7.4 million for the same period in 2010, primarily as a result of a $6.0 million decrease in valuation allowance. The deposit insurance premiums and regulatory assessments decreased by $2.9 million, or 45.3 percent, to $3.4 million for the three months ended June 30, 2011 compared to $6.3 million for the same period in 2010, primarily due to the lower assessment rates for the FDIC insurance on deposits. The average assessment rates decreased by 17 basis points to 28 basis points for the six months ended June 30, 2011 from 45 basis points for the same period in 2010, resulting from the improvement in risk categories of the Bank and the Dodd-Frank Act’s changes to the FDIC assessment system in early April of 2011. Partially offsetting the declines in non-interest expense were the $2.2 million expense for our unconsummated capital offerings and the $436,000 increase in advertising and promotion for the six months ended June 30, 2011 compared to the same period in 2010.
Provision for Income Taxes
     For the three months ended June 30, 2011, income tax expense of $605,000 was recognized on pre-tax income of $8.6 million, representing an effective tax rate of 7.0 percent, compared to income tax benefits of $36,000 recognized on pre-tax loss of $29.3 million, representing an effective tax rate of 0.1 percent for the same period in 2010. For the six months ended June 30, 2011, income tax expense of $724,000 was recognized on pre-tax income of $19.2 million, representing an effective tax rate of 3.8 percent, compared to income tax benefits of $431,000 recognized on pre-tax loss of $79.2 million, representing an effective tax rate of 0.5 percent for the same period in 2010.
     The tax expense recognized for the three and six months ended June 30, 2011 was primarily due to an out of period adjustment of $605,000 and $718,000, respectively, to reserve for certain ASC 740-10(FIN 48) exposure items. During the fourth quarter of 2009, the Company recorded a tax benefit upon electing a 5-year net operating loss carryback according to the IRS Code section IRC § 172(b)(1)(H) amended in November 2009. This out-of-period adjustment was to reinstate the reserves that the Company released as the statute of limitations had expired in previous years. Due to the Company filing amended tax returns as a result of the tax law revision, the Company needed to reestablish these reserves. The tax benefit recognized during the first half of 2010 was primarily due to the reversal of FIN 48 reserves related to lower assessment from the result of the State of California Franchise Tax Board audit for the tax year 2005 through 2007.

FINANCIAL CONDITION
Investment Portfolio
     Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of June 30, 2011 and December 31, 2010. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.
     As of June 30, 2011, the investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations. Investment securities available for sale were 99.79 percent and 99.80 percent of the total investment portfolio as of June 30, 2011 and December 31, 2010, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2011 and December 31, 2010.
     As of June 30, 2011, securities available for sale were $390.2 million, or 14.4 percent of total assets, compared to $413.1 million, or 14.2 percent of total assets, as of December 31, 2010. Securities available for sale, at fair value, decreased $22.9 million, or 5.54 percent, from December 31, 2010 to June 30, 2011. The decrease was due primarily to $95.6 million of sales of securities, $108.2 million of matured and called bonds and $24.8 million of principal paydowns, partially offset by $200.7 million of purchased securities and $6.3 million of fair value increases.
     The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	June 30, 2011			December 31, 2010
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Securities Held to Maturity:
Municipal Bonds	$697	$697	$—	$696	$696	$—
Mortgage-Backed Securities (1)	136	138	2	149	151	2

Total Securities Held to Maturity	$833	$835	$2	$845	$847	$2

Securities Available for Sale:
Collateralized Mortgage Obligations	$124,940	$125,929	$989	$139,053	$137,193	$(1,860)
Mortgage-Backed Securities (1)	115,019	117,777	2,758	108,436	109,842	1,406
U.S. Government Agency Securities	106,162	106,325	163	114,066	113,334	(732)
Corporate Bonds	20,454	20,385	(69)	20,449	20,205	(244)
Municipal Bonds	9,296	9,256	(40)	22,420	21,028	(1,392)
Asset-Backed Securities (2)	6,476	6,799	323	7,115	7,384	269
Other Securities	3,305	3,281	(24)	3,305	3,259	(46)
Equity Securities (3)	647	460	(187)	647	873	226

Total Securities Available for Sale	$386,299	$390,212	$3,913	$415,491	$413,118	$(2,373)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)	Collateralized debentures of small business investment companies and state and local development companies, and guaranteed by SBA.

(3)	Balances presented for amortized cost, representing two equity securities, were net of an OTTI charge of $790,000, which was related to a credit loss, as of December 31, 2010. We recorded an OTTI charge of $790,000 to write down the value of one equity investment to its fair value during the year ended December 31, 2010.

     The amortized cost and estimated fair value of investment securities as of June 30, 2011, by contractual maturity, are shown below. Although collateralized mortgage obligations, mortgage-backed securities and asset-backed securities have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	103,279	103,360	697	697
Over Five Years Through Ten Years	32,191	32,199	—	—
Over Ten Years	3,747	3,688	—	—
Collateralized Mortgage Obligations	124,940	125,929	—	—
Mortgage-Backed Securities	115,019	117,777	136	138
Asset-Backed Securities	6,476	6,799	—	—
Equity Securities	647	460	—	—

	$386,299	$390,212	$833	$835

     We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2011 and December 31, 2010:

	Holding Period
	Less than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
Investment Securities	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
Available for Sale	Losses	Value	Securities	Losses	Value	Securities	Losses	Value	Securities
	(In Thousands)
June 30, 2011:
Mortgage-Backed Securities	$35	$4,744	1	$—	$—	—	$35	$4,744	1
Collateralized Mortgage Obligations	125	29,630	8	—	—	—	125	29,630	8
Municipal Bonds	59	2,827	5	61	2,323	2	120	5,150	7
U.S. Government Agency Securities	97	26,903	7	—	—	—	97	26,903	7
Equity Securities	187	460	2	—	—	—	187	460	2
Other Securities	—	—	—	41	958	1	41	958	1
Corporate Bonds	74	12,895	3	18	2,982	1	92	15,877	4

	$577	$77,459	26	$120	$6,263	4	$697	$83,722	30

December 31, 2010:
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Collateralized Mortgage Obligations	2,330	99,993	20	—	—	—	2,330	99,993	20
Municipal Bonds	1,440	16,907	11	—	—	—	1,440	16,907	11
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Other Securities	3	1,997	2	43	957	1	46	2,954	3
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

     All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2011 and December 31, 2010 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2011. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.
     The unrealized losses on investments in U.S. agencies securities were caused by changes in market interest rates or the widening of market spreads subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

     The unrealized losses on obligations of political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2011. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not more likely than not that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
     Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2011, all of them are issued and guaranteed by governmental sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and not by concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
     FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in the opinion of management, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2011 and December 31, 2010 are not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2011 and December 31, 2010 are warranted.
     Investment securities available for sale with carrying values of $66.2 million and $118.0 million as of June 30, 2011 and December 31, 2010, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio
     The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property (1)	$689,550	$731,482	$(41,932)	(5.7%)
Construction (2)	40,684	62,400	(21,716)	(34.8%)
Residential Property	58,325	62,645	(4,320)	(6.9%)

Total Real Estate Loans	788,559	856,527	(67,968)	(7.9%)

Commercial and Industrial Loans: (3)
Commercial Term (4)	1,045,131	1,133,892	(88,761)	(7.8%)
Commercial Lines of Credit	50,636	59,056	(8,420)	(14.3%)
SBA (5)	135,323	123,750	11,573	9.4%
International	46,560	44,167	2,393	5.4%

Total Commercial and Industrial Loans	1,277,650	1,360,865	(83,215)	(6.1%)

Consumer Loans	46,500	50,300	(3,800)	(7.6%)

Total Loans — Gross	2,112,709	2,267,692	(154,983)	(6.8%)

Deferred Loan Fees	(11)	(566)	555	(98.1%)
Allowance for Loan Losses	(109,029)	(146,059)	37,030	(25.4%)

Net Loans Receivable	$2,003,669	$2,121,067	$(117,398)	(5.5%)

(1)	Includes loans held for sale, at the lower of cost or fair value, of $708,000 and $2.3 million as of June 30, 2011 and December 31, 2010, respectively.

(2)	Includes loans held for sale, at the lower of cost or fair value, of $0 and $1.4 million as of June 30, 2011 and December 31, 2010, respectively.

(3)	Includes owner-occupied property loans of $846.5 million and $894.8 million as of June 30, 2011 and December 31, 2010, respectively.

(4)	Includes loans held for sale, at the lower of cost or fair value, of $12.9 million and $14.9 million as of June 30, 2011 and December 31, 2010, respectively.

(5)	Includes loans held for sale, at the lower of cost or fair value, of $30.3 million and $18.1 million as of June 30, 2011 and December 31, 2010, respectively.
     As of June 30, 2011 and December 31, 2010, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.00 billion and $2.12 billion, respectively, a decrease of $117.4 million, or 5.5 percent. Total gross loans decreased by $155.0 million, or 6.8 percent, from $2.27 billion as of December 31, 2010 to $2.11 billion as of June 30, 2011.
     During the first half of 2011, total new loan production and advances amounted to $169.1 million. For the same period, we experienced decreases in loans totaling $323.5 million, comprised of $224.5 million in principal amortization and payoffs, $47.7 million in charge-offs, $49.2 million in problem loan sales, and $2.1 million that were transferred to OREO. For the first half of 2011, the $41.9 million decrease in commercial property loans was attributable to $64.2 million in principal amortization and payoffs, $12.0 million in charge-offs, and $21.5 million in loan sales, partially offset by new loan production and advances of $55.8 million. The $88.8 million decrease in commercial term loans for the six months ended June 30, 2011 was attributable to $117.2 million in principal amortization and payoffs, $24.1 million in charge-offs, and $22.6 million in loan sales, partially offset by new loan production and advances of $75.1 million.
     Real estate loans, composed of commercial property, construction loans and residential property, decreased $68.0 million, or 7.9 percent, to $788.6 million as of June 30, 2011 from $856.5 million as of December 31, 2010, representing 37.3 percent and 37.8 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $83.2 million, or 6.1 percent, to $1.28 billion as of June 30, 2011 from $1.36 billion as of December 31, 2010, representing 60.5 percent and 60.0 percent, respectively, of total gross loans. Consumer loans decreased $3.8 million, or 7.6 percent, to $46.5 million as of June 30, 2011 from $50.3 million as of December 31, 2010.

     As of June 30, 2011, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

	Balance as of	Percentage of Total
Industry	June 30, 2011	Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$372,732	17.6%
Accommodation/Hospitality	$307,428	14.6%
Gasoline Stations	$270,816	12.8%
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
     Except for non-performing loans set forth below, management is not aware of any loans as of June 30, 2011 and December 31, 2010 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

     The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	June 30,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
		(Dollars in Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$44,132	$47,937	$(3,805)	(7.9%)
Construction	12,298	19,097	(6,799)	(35.6%)
Residential Property	1,726	1,925	(199)	(10.3%)
Commercial and Industrial Loans:
Commercial Term	70,811	63,012	7,799	12.4%
Commercial Lines of Credit	2,905	2,798	107	3.8%
SBA	31,163	33,085	(1,922)	(5.8%)
International	3,243	127	(3,116)	—%
Consumer Loans	824	1,047	(223)	(21.3%)

Total Non-Accrual Loans	167,102	169,028	(1,926)	(1.1%)

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):	—	—	—	—

Total Non-Performing Loans (1) (2)	167,102	169,028	(1,926)	(1.1%)

Other Real Estate Owned	1,340	4,089	(2,749)	(67.2%)

Total Non-Performing Assets	$168,442	$173,117	$(4,675)	(2.7%)

Non-Performing Loans as a Percentage of Total Gross Loans	7.91%	7.45%
Non-Performing Assets as a Percentage of Total Assets	6.21%	5.95%

Troubled Debt Restructured Performing Loans	$19,793	$47,395	$(27,602)	(58.2%)

(1)	Includes troubled debt restructured non-performing loans of $66.0 million and $27.0 million as of June 30, 2011 and December 31, 2010, respectively.

(2)	Includes loans held for sale.
     Non-accrual loans totaled $167.1 million as of June 30, 2011, compared to $169.0 million as of December 31, 2010, representing a 1.1 percent decrease. Delinquent loans (defined as 30 days or more past due) were $97.2 million as of June 30, 2011, compared to $147.5 million as of December 31, 2010, representing a 34.1 percent decrease. Of the $97.2 million delinquent loans as of June 30, 2011, $81.6 million was included in non-performing loans. The $126.1 million of $147.5 million delinquent loans as of December 31, 2010 was included in non-performing loans. During the first six months of 2011, loans totaling $81.8 million were placed on nonaccrual status. The additions to nonaccrual loans of $81.8 million were offset by $35.1 million in charge-offs, $29.3 million in sales of problem loans, $14.3 million in principal paydowns and payoffs, $3.2 million that were placed back to accrual status, and $1.9 million that were transferred to OREO.
     The ratio of non-performing loans to total gross loans increased to 7.91 percent at June 30, 2011 from 7.45 percent at December 31, 2010. During the same period, our allowance for loan losses decreased by $37.0 million, or 25.4 percent, to $109.0 million from $146.1 million. Of the $167.1 million non-performing loans, approximately $128.9 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $19.3 million as of June 30, 2011. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.
     As of June 30, 2011, $140.2 million, or 83.9 percent, of the $167.1 million of non-performing loans were secured by real estate, compared to $138.1 million, or 81.7 percent, of the $169.0 million of non-performing loans as of December 31, 2010. In light of declining property values in the current challenging economic condition affecting the real estate markets, the Bank obtained current appraisals for most non-performing loan collaterals, but factored in adequate market discounts on some non-performing loan collaterals to compensate for their non-current appraisals.

     As of June 30, 2011, other real estate owned consisted of five properties, primarily located in California, with a combined net carrying value of $1.3 million. During the six months ended June 30, 2011, five properties, with a carrying value of $2.8 million, were transferred from loans receivable to other real estate owned and eight properties, with a carrying value of $4.4 million, were sold and a loss of $681,000 was recognized. As of December 31, 2010, other real estate owned consisted of eight properties with a combined net carrying value of $4.1 million.
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
     The following table provides information on impaired loans as of the dates indicated:

	Recorded	Unpaid Principal	With No Related	With an Allowance
	Investment	Balance	Allowance Recorded	Recorded	Related Allowance
			(In Thousands)
June 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$15,810	$16,329	$8,845	$6,963	$565
Land	26,008	26,008	25,184	825	105
Other	21,624	21,748	3,698	17,926	2,623
Construction	12,298	12,396	12,298	—	—
Residential Property	2,325	2,386	1,982	343	31

Commercial and Industrial Loans:
Commercial Term
Unsecured	14,999	15,463	661	14,338	11,040
Secured by Real Estate	83,382	85,570	41,163	42,219	9,092
Commercial Lines of Credit	3,028	3,097	1,218	1,810	1,394
SBA	17,780	19,437	7,340	10,441	1,380
International	3,243	3,243	—	3,243	3,243

Consumer Loans	870	898	379	491	223

Total	$201,367	$206,575	$102,768	$98,599	$29,696

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543
Land	35,207	35,295	5,482	29,725	1,485
Other	11,357	11,476	10,210	1,147	33
Construction	17,691	17,831	13,992	3,699	280
Residential Property	1,926	1,990	1,926	—	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	17,847	18,799	6,465	11,382	10,313
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321
SBA	17,715	18,544	7,112	10,603	2,122
International	127	141	—	127	127

Consumer Loans	934	951	393	541	393

Total	$204,690	$208,588	$88,492	$116,198	$29,448

     The following table provides information on impaired loans, disaggregated by class of loan, as of the dates indicated:

	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	for the Three	for the Three	for the Six	for the Six
	Months	Months	Months	Months
	Ended	Ended (1)	Ended	Ended (1)
		(In Thousands)
June 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$17,260	$26	$17,633	$51
Land	27,561	—	29,023	—
Other	21,849	60	21,864	121
Construction	12,535	—	12,578	—
Residential Property	2,371	—	2,386	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	15,365	53	15,571	105
Secured by Real Estate	84,898	456	85,504	821
Commercial Lines of Credit	3,076	2	3,090	4
SBA	18,900	31	19,107	57
International	3,243	—	2,255	—

Consumer Loans	889	1	893	1

Total	$207,947	$629	$209,904	$1,160

June 30, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,977	$—	$25,664	$—
Land	43,425	59	45,164	114
Other	16,492	55	18,524	216
Construction	9,823	—	9,823	—
Residential Property	2,725	—	2,784	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	20,289	—	18,278	9
Secured by Real Estate	111,388	67	104,745	293
Commercial Lines of Credit	6,132	56	5,499	82
SBA	25,573	—	26,083	—
International	284	—	588	—

Consumer Loans	396	—	531	—

Total	$254,504	$237	$257,683	$714

(1)	Represents interest income recognized on impaired loans subsequent to classification as impaired.
     For the three and six months ended June 30, 2011, we recognized interest income of $0 and $33,000, respectively, on one impaired commercial term loan secured by real estate using a cash-basis method. For the three and six months ended June 30, 2010, we recognized interest income of $67,000 and $204,000, respectively, on one impaired commercial term loan secured by real estate using a cash-basis method. Except for such loan, no other interest income was recognized on impaired loans subsequent to classification as impaired using a cash-basis method.

     The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired
Loans Performed in Accordance With Their Original Terms	$2,001	$3,755	$4,475	$7,030
Less: Interest Income Recognized on Impaired Loans	(629)	(237)	(1,160)	(714)

Interest Foregone on Impaired Loans	$1,372	$3,518	$3,315	$6,316

     There were no commitments to lend additional funds to borrowers whose loans are included above.
     During the six months ended June 30, 2011, we restructured monthly payments on 92 loans, with a net carrying value of $77.4 million as of June 30, 2011, through temporary payment structure modification from principal and interest due monthly to interest only due monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. As of June 30, 2011, troubled debt restructurings on accrual status totaled $19.8 million, all of which were temporary interest rate reductions, and a$4.4 million reserve relating to these loans is included in the allowance for loan losses. Troubled debt restructurings on accrual status are comprised of loans that are contractually current and have sustained repayment ability and performance or well secured and in process of collection. As of December 31, 2010, troubled debt restructured loans on accrual status totaled $47.4 million and a $6.4 million reserve relating to these loans is included in the allowance for loan losses.
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
     The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	June 30, 2011		December 31, 2010
	Allowance	Loans	Allowance	Loans
Allowance for Loan Losses Applicable To	Amount	Receivable	Amount	Receivable
		(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$21,298	$688,842	$26,248	$729,222
Construction	1,984	40,684	5,606	60,995
Residential Property	833	58,059	911	62,645

Total Real Estate Loans (1)	24,115	787,585	32,765	852,862

Commercial and Industrial Loans: (1)	82,845	1,234,519	108,986	1,327,910

Consumer Loans	1,587	46,500	2,077	50,300
Unallocated	482	—	2,231	—

Total	$109,029	$2,068,604	$146,059	$2,231,072

(1)	Excludes loans held for sale.

     The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

		As of and for the		As of and for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
		(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$125,780	$146,059	$177,820	$146,059	$144,996

Actual Charge-Offs	(20,652)	(25,181)	(40,718)	(45,833)	(70,832)
Recoveries on Loans Previously Charged Off	4,151	3,626	1,772	7,777	5,493

Net Loan Charge-Offs	(16,501)	(21,555)	(38,946)	(38,056)	(65,339)

Provision Charged to Operating Expenses	(250)	1,276	37,793	1,026	97,010

Balance at End of Period	$109,029	$125,780	$176,667	$109,029	$176,667

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,141	$3,417	$2,655	$3,417	$3,876
Provision Charged to Operating Expenses	250	(1,276)	(293)	(1,026)	(1,514)

Balance at End of Period	$2,391	$2,141	$2,362	$2,391	$2,362

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	3.10%	3.91%	5.98%	3.51%	4.90%
Net Loan Charge-Offs to Total Gross Loans (1)	3.13%	4.02%	6.24%	3.63%	5.26%
Allowance for Loan Losses to Average Total Gross Loans	5.10%	5.63%	6.76%	4.99%	6.57%
Allowance for Loan Losses to Total Gross Loans	5.16%	5.79%	7.05%	5.16%	7.05%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	60.70%	69.50%	88.42%	70.39%	74.58%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	—%	—%	103.05%	—%	67.35%
Allowance for Loan Losses to Non-Performing Loans	65.25%	82.90%	72.96%	65.25%	72.96%

Balances:
Average Total Gross Loans Outstanding During Period	$2,137,144	$2,234,570	$2,612,077	$2,185,587	$2,689,093
Total Gross Loans Outstanding at End of Period	$2,112,709	$2,173,692	$2,504,248	$2,112,709	$2,504,248
Non-Performing Loans at End of Period	$167,102	$151,730	$242,133	$167,102	$242,133

(1)	Net loan charge-offs are annualized to calculate the ratios.
     The allowance for loan losses decreased by $37.0 million, or 25.4 percent, to $109.0 million as of June 30, 2011 as compared to $146.1 million as of December 31, 2010. The allowance for loan losses as a percentage of total gross loans decreased to 5.16 percent as of June 30, 2011 from 6.44 percent as of December 31, 2010. For the three months ended June 30, 2011 and 2010, the provision for credit losses was $0 and $37.5 million, respectively. For the six months ended June 30, 2011 and 2010, the provision for credit losses was $0 and $95.5 million, respectively. For the three months ended June 30, 2011, the $250,000 provision for off-balance items was offset by the $250,000 reversal in provision for loans, resulting in the $0 total provision for credit losses as of June 30, 2011. For the six months ended June 30, 2011, the $1.0 million provision for loans was offset by the $1.0 million reversal in provision for off-balance items, resulting in the $0 total provision for credit losses as of June 30, 2011.
     The decrease in the allowance for loan losses as of June 30, 2011 was due primarily to subsequent decreases in historical loss rates, classified assets, and overall gross loans. Due to these factors, general reserves decreased $33.8 million, or 38.1 percent, to $54.9 million as of June 30, 2011 as compared to $88.7 million at December 31, 2010. In addition, total qualitative reserves decreased $2.0 million, or 8.1 percent, to $23.5 million as of June 30, 2011 as compared to $25.5 million as of December 31, 2010. This was a direct result of the decrease in overall loan volume of $155.0 million, or 6.8 percent, to $2.11 billion at June 30, 2011 as compared to $2.27 billion at December 31, 2011. Improvements in metrics related to credit quality as well as decreases in overall gross loan balances have directly resulted in subsequent decreases in allowance and provision for loan losses as of June 30, 2011.
     Total impaired loans, excluding loans held for sale, decreased $11.2 million, or 5.5 percent, to $193.5 million as of June 31, 2011 as compared to $204.7 million at December 31, 2010. However, specific reserve allocations associated with impaired loans increased $0.3 million, or 0.8 percent, to $29.7 million as of June 30, 2011 as compared to $29.4 million as of December 31, 2010. The increase in impairment reserves was mostly due to more conservative discounts taken by the Bank on out-dated valuations and out-of-state collaterals as a measure of prudence against potential losses.
     The following table presents a summary of charge-offs by the loan portfolio.

	As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in Thousands)
Charge-offs:
Real Estate Loans	$5,591	$12,412	$12,644	$17,817
Commercial Term Loans	9,591	19,572	23,939	40,426
SBA Loans	577	3,354	3,730	6,334
Commercial Lines of Credit	4,453	4,831	4,904	5,083
International Loans	120	194	120	194
Consumer Loans	320	355	496	978

Total Charge-offs	20,652	40,718	45,833	70,832

Recoveries:
Real Estate Loans	2,223	162	2,744	1,865
Commercial Term Loans	1,666	1,015	4,594	2,596
SBA Loans	122	136	232	487
Commercial Lines of Credit	4	42	56	86
International Loans	123	337	129	338
Consumer Loans	13	80	22	121

Total Recoveries	4,151	1,772	7,777	5,493

Net Charge-offs	$16,501	$38,946	$38,056	$65,339

     For the three months ended June 30, 2011, total net charge-offs were $16.5 million, compared to $38.9 million for the same period in 2010. During the six months ended June 30, 2011, total net charge-offs were $38.1 million, compared to $65.3 million for the same period in 2010.
     The Bank recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $2.4 million and $3.4 million as of June 30, 2011 and December 31, 2010, respectively. The decrease was primarily due to lower reserve factors based on historical loss rates as well as decreases in total off-balance items. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of June 30, 2011 and December 31, 2010.
Deposits
     The following table shows the composition of deposits by type as of the dates indicated.

	June 30,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
		(Dollars in Thousands)
Demand — Noninterest-Bearing	$600,812	$546,815	$53,997	9.9%
Interest-Bearing:
Savings	110,935	113,968	(3,033)	(2.7%)
Money Market Checking and NOW Accounts	484,132	402,481	81,651	20.3%
Time Deposits of $100,000 or More	878,871	1,118,621	(239,750)	(21.4%)
Other Time Deposits	323,625	284,836	38,789	13.6%

Total Deposits	$2,398,375	$2,466,721	$(68,346)	(2.8%)

     Total deposits decreased $68.3 million, or 2.8 percent, to $2.40 billion as of June 30, 2011 from $2.47 billion as of December 31, 2010. Total time deposits outstanding decreased $201.0 million, or 14.3 percent, to $1.20 billion as of June 30, 2011 from $1.40 billion as of December 31, 2010, representing 50.1 percent and 56.9 percent, respectively, of total deposits. The decreases in total deposits were the direct results of strategic plans aiming to increase core deposits while reducing the reliance on volatile wholesale funds and rate-sensitive time deposits. During the first half of 2011, $166.4 million of high-cost promotional time deposits and $152.9 million of deposits raised from rate listing services matured. Core deposits (defined as total deposits less time deposits greater than $100,000) increased by $171.4 million, or 12.7 percent, to $1.52 billion as of June 30, 2011 from $1.35 billion as of December 31, 2010. At June 30, 2011, noninterest-bearing demand deposits represented 25.1 percent of total deposits compared to 22.2 percent at December 31, 2010. We had no brokered deposits as of June  30, 2011 and December 31, 2010. As of June 30, 2011, time deposits of more than $250,000 were $346.9 million.
Federal Home Loan Bank Advances
     FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At June 30, 2011, advances from the FHLB were $3.5 million, a decrease of $150.1 million from the December 31, 2010 balance of $153.7 million. As of June 30, 2011, there were no FHLB advances with a remaining maturity of less than one year.
Junior Subordinated Debentures
     During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million at June 30, 2011 and December 31, 2010. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $8.3 million and $6.9 million at June 30, 2011 and December 31, 2010, respectively.

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
     The following table shows the status of our gap position as of June 30, 2011:

		After
		Three	After One
		Months	Year But
	Within	But	Within	After	Non-
	Three	Within	Five	Five	Interest-
	Months	One Year	Years	Years	Sensitive	Total
			(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$67,166	$67,166
Interest-Bearing Deposits in Other Banks	129,768	1,989	—	—	—	131,757
Investment Securities:
Fixed Rate	43,625	65,080	115,351	84,250	9,801	318,107
Floating Rate	28,482	11,095	23,494	9,399	468	72,938
Loans:
Fixed Rate	114,492	152,607	377,522	16,266	—	660,887
Floating Rate	1,233,939	30,110	24,782	1,230	—	1,290,061
Non-Accrual	—	—	—	—	167,102	167,102
Deferred Loan Fees, Discounts, Valuation Adjustment and Allowance for Loan Losses	—	—	—	—	(114,381)	(114,381)
Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock	—	—	—	32,565	—	32,565
Other Assets	—	27,813	—	6,173	50,647	84,633

Total Assets	$1,550,306	$288,694	$541,149	$149,883	$180,803	$2,710,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand — Noninterest-Bearing	$—	$—	$—	$—	$600,812	$600,812
Savings	10,983	26,358	53,748	19,846	—	110,935
Money Market Checking and NOW Accounts	35,242	168,756	215,821	64,313	—	484,132
Time Deposits:
Fixed Rate	185,241	790,547	226,650	—	—	1,202,438
Floating Rate	58	—	—	—	—	58
Federal Home Loan Bank Advances	61	277	3,141	—	—	3,479
Other Borrowings	1,034	—	—	—	—	1,034
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	27,176	27,176
Stockholders’ Equity	—	—	—	—	198,365	198,365

Total Liabilities and Stockholders’ Equity	$315,025	$985,938	$499,360	$84,159	$826,353	$2,710,835

Repricing Gap	$1,235,281	$(697,244)	$41,789	$65,724	$(645,550)	$—
Cumulative Repricing Gap	$1,235,281	$538,037	$579,826	$645,550	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	45.57%	19.85%	21.39%	23.81%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	49.29%	21.47%	23.13%	25.76%	—
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

     As of June 30, 2011, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 49.29 percent of interest-earning assets, which increased from 33.67 percent as of December 31, 2010. The increase was mainly caused by decreases of $150.0 million and $243.2 million in Federal Home Loan Bank advances and fixed rate time deposits, respectively, partially offset by decreases of $54.6 million and $49.1 million in interest-bearing deposits in other banks and fixed rate loans, respectively.
     The cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 21.47 percent of interest-earning assets, which decreased from 31.25 percent as of December 31, 2010. The decrease was primarily caused by decreases of $160.9 million, $89.0 million, $57.0 million, and $5.1 million in fixed rate loans, floating rate loans, interest-bearing deposits in other banks, and floating rate securities, respectively, and increases of $166.4 million and $36.3 million in fixed rate time deposits, and money market checking and NOW accounts, respectively. Partially offsetting the declines in the twelve-month period gap were a decrease of $150.0 million in FHLB advances and an increase of $44.8 million in fixed rate investment securities, respectively.
     The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
		(Dollars in Thousands)
Cumulative Repricing Gap	$1,235,281	$921,942	$538,037	$855,812
Cumulative Repricing Gap as a Percentage of Total Assets	45.57%	31.71%	19.85%	29.44%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	49.29%	33.67%	21.47%	31.25%
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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
	(Dollars in Thousands)
200%	10.26%	(8.91)%	$11,285	$(30,908)
100%	4.62%	(4.37)%	$5,081	$(15,174)
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.
     The estimated sensitivity does not necessarily represent our forecast, and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

CAPITAL RESOURCES AND LIQUIDITY
     Capital Resources
     Historically, our primary source of capital has been the retention of operating earnings. To ensure adequate capital levels, the Board continually assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs.
     Under the Final Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Final Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million, and maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.0 percent. By December 31, 2010, and thereafter during the life of the Final Order, the Bank will be required to maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.
     If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan submitted to the FRB. On July 27, 2010, we completed a registered rights and best efforts offering in which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order. While the Bank’s tangible stockholders’ equity to total tangible assets ratio was 8.59 percent at December 31, 2010, the ratio increased to 10.33 percent at June 30, 2011. Therefore, the Bank is currently in compliance with the tangible capital ratio requirement. Further, the Bank’s capital ratios exceeded the ratios required to be considered “well capitalized” under the regulatory PCA guidelines.
     Our board has assessed and will continue to periodically assess our capital position. If it determines that the Bank’s capital does not exceed the amount necessary to fund its operating and strategic needs and to fully comply with regulatory orders we are subject to, we will evaluate various opportunities to further enhance our capital position with additional capital.
     Liquidity — Hanmi Financial
     Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2011. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of June 30, 2011, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $6.3 million, down from $7.7 million as of December 31, 2010.
     Liquidity — Hanmi Bank
     Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2011, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of $3.5 million, a decrease of $150.2 million from $153.7 million at December 31, 2010.
     The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of June 30, 2011, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $391.2 million and $387.7 million, respectively. The Bank’s FHLB borrowings as of June 30, 2011 totaled $3.5 million, representing 0.1 percent of total assets. As of August 5, 2011, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $378.1 million and $374.6 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

     As a means of augmenting its liquidity, the Bank had an available borrowing source of $150.5 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $321.1 million, and had no borrowings as of June 30, 2011. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2010, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.
     Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of June 30, 2011, in compliance with its regulatory restrictions, the Bank did not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
     FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)” — ASU 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 are effective fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of ASU 2011-05 is not expected to have a significant impact on our financial condition or result of operations.
     FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” — ASU 2011-04 provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS.

The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Adoption of ASU 2011-04 is not expected to have a significant impact on our financial condition or result of operations.
     FASB ASU 2011-02, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2011-02 clarifies the guidance for evaluating whether a restructuring constitutes a troubled debt restructuring (‘TDR”). The guidance requires that a creditor separately conclude that both of the following exist: i) The restructuring constitutes a concession, ii) The debtor is experiencing financial difficulties. In addition, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We are evaluating the impact of adoption of ASU 2011-02 on its disclosures in the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”
ITEM 4. CONTROLS AND PROCEDURES
     As of June 30, 2011, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this Report.
     During our most recent fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on March 16, 2011. Together with those risk factors and other information on the risks we face and our management of risk contained in this Quarterly Report on Form 10-Q, the following presents additional risks that may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also adversely impact our financial condition, business operations and results of operations.

     Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans. In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment and adherence to professional standards. If the appraisal does not reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to declines in property values after the date of the original appraisal or defective preparation, we may not realize an amount equal to the indebtedness secured by the property and may suffer losses.
     Our controls and procedures could fail or be circumvented. Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.
     We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services. We offer various Internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services and could harm our business.
     The soundness of other financial institutions could adversely affect us. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.
     A failure by the U.S. government to meet the conditions of the August 2011 debt ceiling agreement or to reduce its budget deficits or a downgrade of U.S. sovereign debt from its AAA credit rating could have a material adverse effect on the availability of financing, our borrowing costs, the liquidity and valuation of securities in our investment portfolio, our financial condition and our results of operations. As widely reported, there continues to be concerns over the ability of the United States government to reduce its budget deficits and resolve its debt crisis. The U.S. sovereign debt continues to be under review for a downgrade of its AAA credit rating to account for the risk that U.S. lawmakers fail to meet the conditions of the August 2011 debt ceiling agreement and/or reduce its overall debt. Any such failures or a downgrade of the U.S. sovereign debt rating could have a material adverse effect both on the U.S. economy and on the global economy. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs. The Bank relies on customer deposits, brokered deposits and advances from the Federal Home Loan Bank to fund operations. The Bank’s financial flexibility will be severely constrained if it is unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If the Bank is required to rely on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected. Any of these factors could negatively impact our borrowing costs and our liquidity, which could have a material adverse impact on our financial condition and our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Corrections of Certain Data Regarding Non-performing Loans Set Forth in Our Earnings Release dated July 21, 2011.
     This Quarterly Report on Form 10-Q includes corrected data regarding total non-performing loans as of and for the quarter ended June 30, 2011, which differ from and supersede data included in the Earnings Release dated July 21, 2011. These corrections had no effect on the consolidated statements of operations or earnings per share for the second quarter of 2011.
     The following table sets forth the corrected items.
Total Non-Performing Loans

	As Previously Reported		Adjustment		As Adjusted
			(In Thousands)
				Percentage
	Balance	Percentage	Amount	Change	Balance	Percentage
June 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$14,335	9.0%	$—	—	$14,335	8.6%
Land	25,184	15.9%	—	—	25,184	15.1%
Other	3,672	2.3%	941	0.5%	4,613	2.8%
Construction	12,298	7.8%	—	—	12,298	7.4%
Residential Property	1,726	1.1%	—	—	1,726	1.0%

Commercial and Industrial Loans:
Commercial Term Unsecured	8,389	5.3%	2,369	1.1%	10,758	6.4%
Secured by Real Estate	54,754	34.5%	5,299	1.4%	60,053	35.9%
Commercial Lines of Credit	2,905	1.8%	—	—	2,905	1.7%
SBA	31,163	19.7%	—	—	31,163	18.6%
International	3,243	2.0%	—	—	3,243	1.9%

Consumer Loans	824	0.5%	—	—	824	0.5%

Total	$158,493	100.0%	$8,609		$167,012	100.0%

ITEM 6. EXHIBITS

Exhibit
Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION
Date: August 9, 2011	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer