Form 10-Q
period 2011-09-30
HANMI FINANCIAL CORP
filed 2011-11-07
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 1, 2011, there were 151,278,390 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and Due From Banks	$72,591	$60,983
Interest-Bearing Deposits in Other Banks	156,271	158,737
Federal Funds Sold	—	30,000

Cash and Cash Equivalents	228,862	249,720
Securities Held to Maturity, at Amortized Cost (Fair Value of $52,560 as of September 30, 2011 and $847 as of December 31, 2010)	52,638	845
Investment Securities Available for Sale, at Fair Value (Amortized Cost of $358,562 as of September 30, 2011 and $415,491 as of December 31, 2010)	363,060	413,118
Loans Receivable, Net of Allowance for Loan Losses of $100,792 as of September 30, 2011 and $146,059 as of December 31, 2010	1,891,533	2,084,447
Loans Held for Sale, at the Lower of Cost or Fair Value	37,202	36,620
Accrued Interest Receivable	7,225	8,048
Premises and Equipment, Net	16,627	17,599
Other Real Estate Owned, Net	289	4,089
Customers’ Liability on Acceptances	599	711
Servicing Assets	2,884	2,890
Other Intangible Assets, Net	1,664	2,233
Investment in Federal Home Loan Bank Stock, at Cost	23,962	27,282
Investment in Federal Reserve Bank Stock, at Cost	7,489	7,449
Income Taxes Receivable	9,188	9,188
Bank-Owned Life Insurance	28,051	27,350
Other Assets	15,297	15,559

TOTAL ASSETS	$2,686,570	$2,907,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$621,195	$546,815
Interest-Bearing	1,731,974	1,919,906

Total Deposits	2,353,169	2,466,721
Accrued Interest Payable	13,490	15,966
Bank’s Liability on Acceptances	599	711
Federal Home Loan Bank Advances	3,392	153,650
Other Borrowings	18,708	1,570
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	11,603	12,868

Total Liabilities	2,483,367	2,733,892

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 500,000,000 Shares; Issued 155,890,890 Shares (151,258,390 Shares Outstanding) and 155,830,890 Shares (151,198,390 Shares Outstanding) as of September 30, 2011 and December 31, 2010, respectively	156	156
Additional Paid-In Capital	472,748	472,335
Unearned Compensation	(192)	(219)
Accumulated Other Comprehensive Income (Loss) – Unrealized Gain (Loss) on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes of $602 as of September 30, 2011 and December 31, 2010	3,902	(2,964)
Accumulated Deficit	(203,399)	(226,040)
Less Treasury Stock, at Cost: 4,632,500 Shares as of September 30, 2011 and December 31, 2010	(70,012)	(70,012)

Total Stockholders’ Equity	203,203	173,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,686,570	$2,907,148

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$29,355	$33,681	$89,509	$104,862
Taxable Interest on Investment Securities	2,022	1,592	7,789	4,035
Tax-Exempt Interest on Investment Securities	39	62	116	216
Dividends on Federal Reserve Bank Stock	112	102	336	323
Dividends on Federal Home Loan Bank Stock	17	33	58	74
Interest on Interest-Bearing Deposits in Other Banks	75	165	243	319
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	5	8	22	41
Interest on Term Federal Funds Sold	49	32	94	29

Total Interest and Dividend Income	31,674	35,675	98,167	109,899

INTEREST EXPENSE:
Interest on Deposits	5,730	8,299	18,657	26,816
Interest on Federal Home Loan Bank Advances	46	342	618	1,027
Interest on Other Borrowings	—	22	1	53
Interest on Junior Subordinated Debentures	739	739	2,148	2,100

Total Interest Expense	6,515	9,402	21,424	29,996

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	25,159	26,273	76,743	79,903
Provision for Credit Losses	8,100	22,000	8,100	117,496

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	17,059	4,273	68,643	(37,593)

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	3,225	3,442	9,644	10,770
Insurance Commissions	940	1,089	3,403	3,573
Remittance Fees	469	484	1,430	1,469
Trade Finance Fees	341	381	966	1,144
Other Service Charges and Fees	389	409	1,090	1,193
Bank-Owned Life Insurance Income	237	237	700	703
Net Gain on Sales of Investment Securities	1,704	4	1,634	117
Net Gain (Loss) on Sales of Loans	(1,445)	229	(1,860)	443
Impairment Loss on Investment Securities:
Total Other-than-temporary Impairment Loss on Investment Securities	—	(790)	—	(790)
Less: Portion of Loss Recognized in Other Comprehensive Income	—	—	—	—

Net Impairment Loss Recognized in Earnings	—	(790)	—	(790)
Other Operating Income	118	186	496	731

Total Non-Interest Income	5,978	5,671	17,503	19,353

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	8,146	9,552	26,032	27,349
Deposit Insurance Premiums and Regulatory Assessments	1,552	2,253	4,999	8,552
Occupancy and Equipment	2,605	2,702	7,820	8,101
Other Real Estate Owned Expense	(86)	2,580	1,549	9,998
Data Processing	1,383	1,446	4,269	4,432
Professional Fees	1,147	753	3,074	2,841
Directors and Officers Liability Insurance	737	716	2,204	2,149
Supplies and Communication	712	683	1,786	1,774
Advertising and Promotion	631	567	2,105	1,605
Loan-Related Expense	222	322	631	939
Amortization of Other Intangible Assets	161	273	569	902
Expenses Related to Unconsummated Capital Offerings	—	—	2,220	—
Other Operating Expenses	1,642	2,232	5,541	6,428

Total Non-Interest Expense	18,852	24,079	62,799	75,070

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	4,185	(14,135)	23,347	(93,310)
Provision (Benefit) for Income Taxes	(18)	442	706	11

NET INCOME (LOSS)	$4,203	$(14,577)	$22,641	$(93,321)

EARNINGS (LOSS) PER SHARE:
Basic	$0.03	$(0.12)	$0.15	$(1.24)
Diluted	$0.03	$(0.12)	$0.15	$(1.24)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	151,107,790	122,789,120	151,091,317	75,204,528
Diluted	151,258,390	122,789,120	151,246,741	75,204,528
DIVIDENDS DECLARED PER SHARE	$—	$—	$—	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands; Except Share Data)

	Common Stock – Number of Shares			Stockholders’ Equity
	Issued	Treasury Stock	Outstanding	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity
BALANCE AS OF JANUARY 1, 2010	55,814,890	(4,632,500)	51,182,390	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744
Shares Issued, Net of Offering and Underwriting Costs	100,000,000	—	100,000,000	100	114,209	—	—	—	—	114,309
Exercises of Stock Options	16,000	—	16,000	—	22	—	—	—	—	22
Share-Based Compensation Expense	—	—	—	—	686	62	—	—	—	748

Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(93,321)	—	(93,321)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	1,130	—	—	1,130

Total Comprehensive Loss										(92,191)

BALANCE AS OF SEPTEMBER 30, 2010	155,830,890	(4,632,500)	151,198,390	$156	$472,091	$(240)	$1,989	$(231,352)	$(70,012)	$172,632

BALANCE AS OF JANUARY 1, 2011	155,830,890	(4,632,500)	151,198,390	$156	$472,335	$(219)	$(2,964)	$(226,040)	$(70,012)	$173,256

Share-Based Compensation Expense	—	—	—	—	335	105	—	—	—	440
Restricted Stock Awards	60,000	—	60,000	—	78	(78)	—	—	—	—

Comprehensive Income:
Net Income	—	—	—	—	—	—	—	22,641	—	22,641
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	6,866	—	—	6,866

Total Comprehensive Income										29,507

BALANCE AS OF SEPTEMBER 30, 2011	155,890,890	(4,632,500)	151,258,390	$156	$472,748	$(192)	$3,902	$(203,399)	$(70,012)	$203,203

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$22,641	$(93,321)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,605	1,729
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	2,052	476
Amortization of Other Intangible Assets	569	902
Amortization of Servicing Assets	487	705
Share-Based Compensation Expense	440	748
Provision for Credit Losses	8,100	117,496
Net Gain on Sales of Investment Securities	(1,634)	(117)
Net Gain on Sales of Loans	(1,044)	(443)
Loss on Sales of Other Real Estate Owned	599	81
Provision for Valuation Allowance on Other Real Estate Owned	470	8,444
Impairment Loss on Investment Securities	—	790
Lower of Cost or Fair Value Adjustment for Loans Held for Sale	2,903	—
Deferred Tax Benefit	—	3,608
Origination of Loans Held for Sale	(28,656)	(21,050)
Net Proceeds from Sales of Loans Held for Sale	20,011	119,560
Loss on Investment in Affordable Housing Partnership	660	660
Decrease in Accrued Interest Receivable	823	1,050
Increase in Servicing Asset	(481)	(60)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(701)	(703)
Increase in Other Assets	(401)	(4,547)
Decrease in Income Tax Receivable	—	47,366
(Decrease) Increase in Accrued Interest Payable	(2,476)	1,121
(Decrease) Increase in Other Liabilities	(510)	223

Net Cash Provided By Operating Activities	25,457	184,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	3,320	3,374
Proceeds from Matured or Called Investment Securities Available for Sale	171,490	100,006
Proceeds from Matured or Called Investment Securities Held to Maturity	35	19
Proceeds from Sales of Investment Securities Available for Sale	152,468	3,264
Net Proceeds from Sales of Loans Held for Sale	73,126	—
Proceeds from Sales of Other Real Estate Owned	5,598	7,732
Net Decrease in Loans Receivable	114,269	229,531
Purchases of Federal Reserve Bank Stock	(40)	—
Purchases of Investment Securities Available for Sale	(267,432)	(294,669)
Purchases of Investment Securities Held to Maturity	(51,844)	—
Purchases of Premises and Equipment	(633)	(711)

Net Cash Provided By Investing Activities	200,357	48,546

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Deposits	(113,552)	(221,941)
Proceeds from Exercise of Stock Options	—	22
Net Proceeds from Issuance of Common Stock in Private Offering	—	116,276
Repayment of Long-Term Federal Home Loan Bank Advances	(259)	(244)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(132,861)	811

Net Cash Used In Financing Activities	(246,672)	(105,076)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,858)	128,188
Cash and Cash Equivalents at Beginning of Period	249,720	154,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$228,862	$282,298

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$23,900	$28,875
Income Taxes Paid, Net of Refunds	$3	$(49,971)
Non-Cash Activities:
Loans Provided in the Sale of Loans Held for Sale	$5,750	$—
Transfer of Loans to Other Real Estate Owned	$3,938	$11,745
Transfer of Loans to Loans Held for Sale	$66,287	$103,717
Loans Provided in the Sale of Other Real Estate Owned	$510	$1,217
Issuance of Stock Warrants in Connection with Common Stock Offering	$—	$1,967

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1 — BASIS OF PRESENTATION

Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”), a California state chartered bank. Our other subsidiaries are Chun-Ha Insurance Services, Inc., a California corporation (“Chun-Ha”) and All World Insurance Services, Inc., a California corporation (“All World”).

In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2011, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”).

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

We account for a troubled debt restructuring in accordance with the amendments in ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. Under ASU 2011-02, a restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the creditor grants a concession that it would not otherwise consider to the debtor for economic or legal reasons related to the debtor’s financial difficulties . Upon identifying loans as TDRs, such TDR loans are individually evaluated for specific impairment. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for loan losses. Accounting standards require that an impaired loan be measured based on: (i) the present value of the expected future cash flows, discounted at the loan’s effective interest rate; or (ii) the loan’s observable fair value; or (iii) the fair value of the collateral, if the loan is collateral-dependent.

Descriptions of other significant accounting policies are included in “Note 2 — Summary of Significant Accounting Policies” in our 2010 Annual Report on Form 10-K.

Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.

Recently Issued Accounting Standards

FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)” – ASU 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 are effective fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of ASU 2011-05 is not expected to have a significant impact on our financial condition or result of operations.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 1 — BASIS OF PRESENTATION (Continued)

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” – ASU 2011-04 provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Adoption of ASU 2011-04 is not expected to have a significant impact on our financial condition or result of operations.

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

While Hanmi Financial intends to take such actions as may be necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Final Order and the Agreement, there can be no assurance that Hanmi Financial or the Bank will be able to comply fully with the provisions of the Final Order and the Agreement, or that compliance with the Final Order and the Agreement will not have material or adverse effects on the operations and financial condition of Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Final Order and the Agreement could result in further enforcement actions by the DFI or the FRB or both, or the possible placement of the Bank into conservatorship or receivership.

Final Order and Written Agreement

The Final Order and the Agreement contain substantially similar provisions, and require the Board of Directors of the Bank to prepare and submit written plans to the DFI and the FRB that address the following items: (i) strengthening Board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi)improving the capital position of the Bank and, with respect to the Agreement, of Hanmi Financial; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2010; and (viii) improving the Bank’s liquidity position, funds management practices, and contingency funding plan. In addition, the Final Order and the Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank, and require the Bank to charge off or collect certain problem loans and to review and revise its methodology for calculating allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and Hanmi Financial and the Bank must obtain prior approval from the FRB prior to declaring and paying dividends.

Under the Final Order, the Bank is required to increase its capital and maintain certain regulatory capital ratios prior to certain dates as follows: (1)by July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million, and maintain a ratio of tangible stockholders’ equity to total tangible assets of at least 9.0 percent; and (2) by December 31, 2010, and thereafter during the life of the Final Order, the Bank will be required to maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 2 — REGULATORY MATTERS (Continued)

If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan approved by the FRB. On July 27, 2010, we completed a registered rights and best efforts offering in which we raised approximately $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order. While the Bank’s tangible stockholders’ equity to total tangible assets ratio was 8.59% at December 31, 2010, the ratio increased to 10.63 percent at September 30, 2011. Therefore, the Bank is currently in compliance with the tangible capital ratio requirement.

Risk-Based Capital

Federal bank regulatory agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require banking organizations to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. For a bank rated in the highest of the five categories used by federal bank regulatory agencies to rate banks, the minimum leverage ratio is 3.0 percent. In addition to these uniform risk-based capital guidelines that apply across the industry, federal bank regulatory agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As of September 30, 2011, Hanmi Financial’s Tier 1 capital (stockholders’ equity plus qualified junior subordinated debentures less intangible assets) was $264.0 million. This represented an increase of $31.3 million, or 13.5 percent, over Tier 1 capital of $232.7 million as of December 31, 2010. The capital ratios of Hanmi Financial and the Bank were as follows as of September 30, 2011:

	Actual		Minimum Regulatory Requirement		To be Categorized as “Well Capitalized” under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2011
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$304,692	14.58%	$167,201	8.00%	N/A	N/A
Hanmi Bank	$307,152	14.72%	$166,929	8.00%	$208,661	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$264,032	12.63%	$83,601	4.00%	N/A	N/A
Hanmi Bank	$280,107	13.42%	$83,465	4.00%	$125,197	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$264,032	9.80%	$107,793	4.00%	N/A	N/A
Hanmi Bank	$280,107	10.41%	$107,626	4.00%	$134,532	5.00%

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-6, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. In addition, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reporting period beginning after December 31, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis was effective for fiscal years beginning after December 15, 2010. The adoption of FASB ASU 2010-06 did not have a material effect on our financial condition or result of operations.

We used the following methods and significant assumptions to estimate fair value:

Investment Securities Available for Sale – The fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The fair values of investment securities are determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, and asset-backed securities. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security we hold as of each reporting date. The broker-dealers use observable market information to value our fixed income securities, with the primary sources being nationally recognized pricing services. The fair value of the municipal securities is based on a proprietary model maintained by the broker-dealer. We review the market prices provided by the broker-dealers for our securities for reasonableness based on our understanding of the marketplace. We also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

Securities classified as Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available. This necessitates the use of significant unobservable inputs into our proprietary valuation model. As of September 30, 2011 and December 31, 2010, we had no level 3 investment securities.

SBA Loans Held for Sale – All Small Business Administration (“SBA”) loans originate for sale. Loans held for sale are carried at the lower of cost or fair value. As of September 30, 2011 and December 31, 2010, we had $19.7 million and $10.0 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2011 and December 31, 2010, the entire balance of SBA loans held for sale was recorded at its cost.

Non-performing Loans Held for Sale – We reclassify certain non-performing loans when we make the decision to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices from buyers. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of September 30, 2011 and December 31, 2010, we had $17.5 million and $26.6 million of non-performing loans held for sale, respectively, and measured them on a nonrecurring basis with Level 3 inputs.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

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

Stock Warrants – The fair value of stock warrants is determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. The expected life assumption is commensurate with the contract term. The dividend yield of zero is determined by the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the measurement date. As such, we classify stock warrants, which are subject to non-recurring fair value adjustments, as Level 3.

Fair Value Measurement

FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a three-level fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:

—	Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
—	Level 2

Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

—	Level 3	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We recognize transfers of assets between levels at the end of each respective quarterly reporting period. However, there were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three and nine months ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Balance as of September 30, 2011 and December 31, 2010
	(In Thousands)
September 30, 2011
ASSETS:
Debt Securities Available for Sale:
Collateralized Mortgage Obligations	$—	$143,046	$—	$143,046
U.S. Government Agency Securities	93,597	—	—	93,597
Residential Mortgage-Backed Securities	—	92,855	—	92,855
Corporate Bonds	—	19,961	—	19,961
Municipal Bonds	—	9,586	—	9,586
Asset-Backed Securities	—	—	—	—
Other Securities	—	3,337	—	3,337

Total Debt Securities Available for Sale	$93,597	$268,785	$—	$362,382

Equity Securities Available for Sale:
Financial Services Industry	$678	—	—	$678

Total Equity Securities Available for Sale	$678	$—	$—	$678

Total Securities Available for Sale	$94,275	$268,785	$—	$363,060

LIABILITIES:
Stock Warrants	$—	$—	$746	$746

December 31, 2010
ASSETS:
Debt Securities Available for Sale:
Collateralized Mortgage Obligations	$—	$137,193	$—	$137,193
U.S. Government Agency Securities	113,334	—	—	113,334
Residential Mortgage-Backed Securities	—	109,842	—	109,842
Municipal Bonds	—	21,028	—	21,028
Corporate Bonds	—	20,205	—	20,205
Asset-Backed Securities	—	7,384	—	7,384
Other Securities	—	3,259	—	3,259

Total Debt Securities Available for Sale	$113,334	$298,911	$—	$412,245

Equity Securities Available for Sale:
Financial Services Industry	$873	—	—	$873

Total Equity Securities Available for Sale	$873	$—	$—	$873

Total Securities Available for Sale	$114,207	$298,911	$—	$413,118

LIABILITIES:
Stock Warrants	$—	$—	$1,600	$1,600

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Beginning Balance as of July 1, 2011	Purchases, Issuances and Settlements	Realized and Unrealized Gains or Losses in Earnings	Realized and Unrealized Gains or Losses in Other Comprehensive Income	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2011
	(In Thousands)
LIABILITIES:
Stock Warrants (1)	$1,289	$—	$543	$—	$—	$746

	Beginning Balance as of January 1, 2011	Purchases, Issuances and Settlements	Realized and Unrealized Gains or Losses in Earnings	Realized and Unrealized Gains or Losses in Other Comprehensive Income	Transfers In and/or Out of Level 3	Ending Balance as of September 30, 2011
	(In Thousands)
LIABILITIES:
Stock Warrants (1)	$1,600	$—	$854	$—	$—	$746

(1)

Reflects warrants for our common stock issued to Cappello Capital Corp. in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $1.20 per share and expire on October 14, 2015. See “Note 8 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the three and nine months ended September 30, 2011 and 2010, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs		Losses During The Three Months Ended September 30, 2011 and 2010	Losses During The Nine Months Ended September 30, 2011 and 2010
September 30, 2011
ASSETS:
Non-Performing Loans Held for Sale	$—	$—	$4,246	(1)	$—	$2,488
Impaired Loans	$—	$—	$103,410	(2)	$16,328	$29,264
Other Real Estate Owned	$—	$—	$248	(3)	$—	$194
September 30, 2010
ASSETS:
Non-Performing Loans Held for Sale	$—	$—	$4,007	(4)	$290	$1,111
Impaired Loans	$—	$—	$158,254	(5)	$17,515	$55,162
Other Real Estate Owned	$—	$—	$18,738	(6)	$1,941	$7,853

(1)	Includes commercial term loans of $3.8 million and SBA loans of $434,000.
(2)	Includes real estate loans of $35.6 million, commercial and industrial loans of $66.9 million, and consumer loans of $875,000 .
(3)	Represents a property from the foreclosure of a SBA loan.
(4)	Includes commercial term loans of $1.8 million and commercial property loans of $2.2 million.
(5)	Includes real estate loans of $31.2 million, commercial and industrial loans of $126.7 million, and consumer loans of $308,000.
(6)	Includes properties from the foreclosure of real estate loans of $17.8 million and commercial and industrial loans of $935,000.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

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

The estimated fair values of financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$228,862	$228,862	$249,720	$249,720
Investment Securities Held to Maturity	52,638	52,560	845	847
Investment Securities Available for Sale	363,060	363,060	413,118	413,118
Loans Receivable, Net of Allowance for Loan Losses	1,891,533	1,867,546	2,084,447	2,025,368
Loans Held for Sale	37,202	37,202	36,620	36,620
Accrued Interest Receivable	7,225	7,225	8,048	8,048
Investment in Federal Home Loan Bank Stock	23,962	23,962	27,282	27,282
Investment in Federal Reserve Bank Stock	7,489	7,489	7,449	7,449
Financial Liabilities:
Noninterest-Bearing Deposits	621,195	621,195	546,815	546,815
Interest-Bearing Deposits	1,731,974	1,736,270	1,919,906	1,927,314
Borrowings	104,506	104,191	237,626	233,077
Accrued Interest Payable	13,490	13,490	15,966	15,966
Stock Warrants	746	746	1,289	1,289
Off-Balance Sheet Items:
Commitments to Extend Credit	150,634	94	178,424	130
Standby Letters of Credit	14,902	33	15,226	50

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:

Cash and Cash Equivalents – For short-term instruments, including cash and due from banks, and interest bearing deposits in other banks, the carrying amount is a reasonable estimate of their fair value.

Investment Securities – Fair values for investment securities are based on quoted market prices when available, or estimated through the use of market prices obtained from independent securities brokers or dealers when market quotes are not readily accessible or available.

Loans Receivable, Net of Allowance for Loan Losses – Fair values for loans receivable are estimated based on the discounted cash flow approach. The discount rate is derived from the associated yield curve plus spreads, and reflects the current rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses relating to performing and nonperforming

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

loans results in a fair valuation of such loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans, and may differ materially from the values that we may ultimately realize.

Loans Held for Sale – For loans held for sale, the carrying value approximates their fair value.

Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates its fair value.

Investment in Federal Home Loan Bank and Federal Reserve Bank Stock – For investment in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock, the carrying amounts approximate their fair value as the stock may be resold to the issuer at their carrying value.

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

Stock Warrants – The fair value of stock warrants is determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over expected term of the warrants. The expected life assumption is commensurate with the contract term. The dividend yield of zero is determined by the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the measurement date.

Commitments to Extend Credit and Standby Letters of Credit – The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 4 — INVESTMENT SECURITIES

The following is a summary of investment securities held to maturity:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
September 30, 2011:
Municipal Bonds	$41,397	$100	$178	$41,319
U.S. Government Agency Securities	7,994	—	—	7,994
Mortgage-Backed Securities (1)	3,247	2	2	3,247

	$52,638	$102	$180	$52,560

December 31, 2010:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	149	2	—	151

	$845	$2	$—	$847

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The following is a summary of investment securities available for sale:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
September 30, 2011:
Collateralized Mortgage Obligations (1)	$141,305	$1,967	$226	$143,046
U.S. Government Agency Securities	93,362	236	1	93,597
Mortgage-Backed Securities (1)	90,193	2,662	—	92,855
Municipal Bonds	9,293	293	—	9,586
Corporate Bonds	20,457	—	496	19,961
Other Securities	3,305	69	37	3,337
Equity Securities (3)	647	64	33	678

	$358,562	$5,291	$793	$363,060

December 31, 2010:
Collateralized Mortgage Obligations (1)	$139,053	$470	$2,330	$137,193
U.S. Government Agency Securities	114,066	98	830	113,334
Mortgage-Backed Securities (1)	108,436	2,137	731	109,842
Municipal Bonds	22,420	48	1,440	21,028
Corporate Bonds	20,449	13	257	20,205
Asset-Backed Securities (2)	7,115	269	—	7,384
Other Securities	3,305	—	46	3,259
Equity Securities (3)	647	226	—	873

	$415,491	$3,261	$5,634	$413,118

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
(2)	Collateralized debentures of small business investment companies and state and local development companies, and guaranteed by SBA.
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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at September 30, 2011, by contractual maturity, are shown below. Although collateralized mortgage obligations, mortgage-backed securities and asset-backed securities have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	93,487	93,164	697	697
Over Five Years Through Ten Years	29,764	30,077	19,542	19,538
Over Ten Years	3,166	3,240	29,152	29,078
Collateralized Mortgage Obligations	141,305	143,046	—	—
Mortgage-Backed Securities	90,193	92,855	3,247	3,247
Equity Securities	647	678	—	—

	$358,562	$363,060	$52,638	$52,560

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. For the three and nine months ended September 30, 2011, there were no OTTI charges recorded in earnings. For the three and nine months ended September 30, 2010, we recorded $790,000 in OTTI charges in earnings on available for sale securities. As of September 30, 2010, we had investment securities in mutual funds (“Special Series A Shares”) with an aggregate carrying value of $925,000. During the first quarter of 2010, the issuer of such securities completed a comprehensive restructuring which resulted in the exchange of our Special Series A shares into common shares of the issuer. Based on the closing price of the shares at September 30, 2010, we recorded an OTTI charge of $790,000 to write down the value of the investment securities to their fair value.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2011 and December 31, 2010:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities
	(In Thousands)
September 30, 2011:
Mortgage-Backed Securities	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized Mortgage Obligations	226	22,965	9	—	—	—	226	22,965	9
Municipal Bonds	—	—	—	—	—	—	—	—	—
U.S. Government Agency Securities	1	3,001	1	—	—	—	1	3,001	1
Equity Securities	33	103	1	—	—	—	33	103	1
Other Securities	—	—	—	37	962	1	37	962	1
Corporate Bonds	31	4,454	2	465	15,507	4	496	19,961	6

	$291	$30,523	13	$502	$16,469	5	$793	$46,992	18

December 31, 2010:
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Collateralized Mortgage Obligations	2,330	99,993	20	—	—	—	2,330	99,993	20
Municipal Bonds	1,440	16,907	11	—	—	—	1,440	16,907	11
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Other Securities	3	1,997	2	43	957	1	46	2,954	3
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

The impairment losses described previously are not included in the table above as the impairment losses were recorded. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2011 and December 31, 2010 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2011. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

FASB ASC 320 requires other-than-temporarily impaired investment securities to be written down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2011 and December 31, 2010 are not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2011 and December 31, 2010 are warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$1,704	$4	$2,673	$222
Gross Realized Losses on Sales of Investment Securities	—	—	(1,039)	(105)

Net Realized Gains on Sales of Investment Securities	$1,704	$4	$1,634	$117

Proceeds from Sales of Investment Securities	$38,691	$15,000	$152,468	$18,825
Tax Expense on Sales of Investment Securities	$716	$2	$687	$50

For the three months ended September 30, 2011, $584,000 ($339,000, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income, and we recognized an $1.7 million gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized gains of $1.6 million in comprehensive income. For the three months ended September 30, 2010, $865,000 ($501,000, net of income taxes) of net unrealized losses arose during the period and was included in comprehensive income, and we recognized a $4,000 gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized gains of $88,000 ($51,000, net of income taxes) in comprehensive income. For the nine months ended September 30, 2011, $6.9 million ($4.0 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income, and we recognized an $1.6 million gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized losses of $249,000 ($105,000, net of income tax) in comprehensive income. For the nine months ended September 30, 2010, $2.1 million ($1.2 million, net of income taxes) of net unrealized gains arose during the period and was included in comprehensive income, and we recognized an $117,000 gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized gains of $199,000 ($115,000, net of income taxes) in comprehensive income.

Investment securities available for sale with carrying values of $48.5 million and $118.0 million as of September 30, 2011 and December 31, 2010, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure change, strategic planning revisions, concentrations of credit, loan delinquencies and non-performing loans, problem loans, and policy adjustments.

Real estate loans are subject to loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit, international loans, and SBA loans. Consumer loans consist of auto loans, credit cards, personal loans, and home equity lines of credit. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

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

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	September 30, 2011	December 31, 2010
	(In Thousands)
Real Estate Loans:
Commercial Property	$658,550	$729,222
Construction	39,284	60,995
Residential Property	56,638	62,645

Total Real Estate Loans	754,472	852,862

Commercial and Industrial Loans: (1)
Commercial Term	995,773	1,118,999
SBA	118,380	105,688
Commercial Lines of Credit	52,514	59,056
International	26,073	44,167

Total Commercial and Industrial Loans	1,192,740	1,327,910

Consumer Loans	44,819	50,300

Total Gross Loans	1,992,031	2,231,072
Allowance for Loans Losses	(100,792)	(146,059)
Deferred Loan Costs (Fees)	294	(566)

Loans Receivable, Net	$1,891,533	$2,084,447

(1)	Commercial and industrial loans include owner-occupied property loans of $811.0 million and $894.8 million as of September 30, 2011 and December 31, 2010, respectively.

Accrued interest on loans receivable amounted to $5.6 million and $6.5 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, loans receivable totaling $840.6 million and $1.03 billion, respectively, were pledged to secure borrowings from the FHLB and the Federal Reserve Discount Window.

The following table details the information on the purchases, sales and reclassification of loans receivable to loans held for sale by portfolio segment for the three months ended September 30, 2011 and 2010.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

	Real Estate	Commercial and Industrial	Consumer	Total
	(Dollars in Thousands)
September 30, 2011
Loans Held for Sale:
Beginning Balance	$974	$43,131	$—	$44,105
Origination of Loans Held for Sale	—	13,560	—	13,560
Reclassification from Loans Receivable to Loans Held for sale	14,236	17,117	—	31,353
Sales of Loans Held for sale	(5,506)	(46,238)	—	(51,744)
Principal Payoffs and Amortization	(7)	(65)	—	(72)
Valuation Adjustments	—	—	—	—

Ending Balance	$9,697	$27,505	$—	$37,202

September 30, 2010
Loans Held for Sale:
Beginning Balance	$14,853	$15,691	$—	$30,544
Origination of Loans Held for Sale	—	1,894	—	1,894
Reclassification from Loans Receivable to Loans Held for sale	1,201	4,227	—	5,428
Sales of Loans Held for sale	(13,889)	(13,169)	—	(27,058)
Principal Payoffs and Amortization	—	(148)	—	(148)
Valuation Adjustments	—	—	—	—

Ending Balance	$2,165	$8,495	$—	$10,660

For the three months ended September 30, 2011, loans receivable of $31.4 million were reclassified as loans held for sale, and loans held for sale of $51.7 million were sold. For the same period ended September 30, 2010, loans receivable of $5.4 million were reclassified as loans held for sale, and loans held for sale of $27.1 million were sold. The net proceeds from the sale of non-performing loans were $27.5 million and $24.7 million for the three months ended September 30, 2011 and 2010, respectively. There were no purchases of loans receivable for the three months ended September 30, 2011 and 2010.

The following table details the information on the purchases, sales and reclassification of loans receivable to loans held for sale by portfolio segment for the nine months ended September 30, 2011 and 2010.

	Real Estate	Commercial and Industrial	Consumer	Total
	(Dollars in Thousands)
September 30, 2011
Loans Held for Sale:
Beginning Balance	$3,666	$32,954	$—	$36,620
Origination of Loans Held for Sale	—	28,656	—	28,656
Reclassification from Loans Receivable to Loans Held for sale	33,514	38,523	—	72,037
Sales of Loans Held for sale	(27,329)	(68,682)	—	(96,011)
Principal Payoffs and Amortization	(21)	(1,177)	—	(1,198)
Valuation Adjustments	(133)	(2,769)	—	(2,902)

Ending Balance	$9,697	$27,505	$—	$37,202

September 30, 2010
Loans Held for Sale:
Beginning Balance	$—	$5,010	$—	$5,010
Origination of Loans Held for Sale	—	21,050	—	21,050
Reclassification from Loans Receivable to Loans Held for sale	30,041	73,676	—	103,717
Sales of Loans Held for sale	(27,876)	(90,900)	—	(118,776)
Principal Payoffs and Amortization	—	(341)	—	(341)
Valuation Adjustments	—	—	—	—

Ending Balance	$2,165	$8,495	$—	$10,660

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

For the nine months ended September 30, 2011, loans receivable of $72.0 million were reclassified as loans held for sale, and loans held for sale of $96.0 million were sold. For the same period ended September 30, 2010, loans receivable of $103.7 million were reclassified as loans held for sale ,and loans held for sale of $118.8 million were sold. The net proceeds from the sale of non-performing loans were $73.1 million and $114.6 million for the nine months ended September 30, 2011 and 2010, respectively. There were no purchases of loans receivable for the nine months ended September 30, 2011 and 2010.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended			As of and for the Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$109,029	$125,780	$176,667	$146,059	$144,996

Actual Charge-Offs	(16,551)	(20,652)	(23,204)	(62,384)	(94,036)
Recoveries on Loans Previously Charged Off	1,045	4,151	1,900	8,822	7,393

Net Loan Charge-Offs	(15,506)	(16,501)	(21,304)	(53,562)	(86,643)

Provision Charged to Operating Expenses	7,269	(250)	20,700	8,295	117,710

Balance at End of Period	$100,792	$109,029	$176,063	$100,792	$176,063

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,391	$2,141	$2,362	$3,417	$3,876
Provision Charged to Operating Expenses	831	250	1,300	(195)	(214)

Balance at End of Period	$3,222	$2,391	$3,662	$3,222	$3,662

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 and 2010.

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in Thousands)
September 30, 2011
Allowance for Loan Losses:
Beginning Balance	$24,115	$82,845	$1,587	$482	$109,029
Charge-Offs	2,142	14,023	386	—	16,551
Recoveries on Loans Previously Charged Off	—	1,014	31	—	1,045
Provision	(165)	4,961	992	1,481	7,269

Ending Balance	$21,808	$74,797	$2,224	$1,963	$100,792

Ending Balance: Individually Evaluated for Impairment	$3,630	$25,915	$285	$—	$29,830

Ending Balance: Collectively Evaluated for Impairment	$18,178	$48,882	$1,939	$1,963	$70,962

Loans Receivable:
Ending Balance	$754,472	$1,192,740	$44,819	$—	$1,992,031

Ending Balance: Individually Evaluated for Impairment	$47,172	$95,959	$1,158	$—	$144,289

Ending Balance: Collectively Evaluated for Impairment	$707,300	$1,096,781	$43,661	$—	$1,847,742

September 30, 2010
Allowance for Loan Losses:
Beginning Balance	$32,045	$140,504	$2,198	$1,920	$176,667
Charge-Offs	2,864	20,131	209	—	23,204
Recoveries on Loans Previously Charged Off	1,168	688	44	—	1,900
Provision	9,394	11,122	625	(441)	20,700

Ending Balance	$39,743	$132,183	$2,658	$1,479	$176,063

Ending Balance: Individually Evaluated for Impairment	$1,457	$25,182	$174	$—	$26,813

Ending Balance: Collectively Evaluated for Impairment	$38,286	$107,001	$2,484	$1,479	$149,250

Loans Receivable:
Ending Balance	$883,568	$1,447,669	$53,237	$—	$2,384,474

Ending Balance: Individually Evaluated for Impairment	$80,461	$155,083	$538	$—	$236,082

Ending Balance: Collectively Evaluated for Impairment	$803,107	$1,292,586	$52,699	$—	$2,148,392

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following table details the information on the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 and 2010.

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in Thousands)
September 30, 2011
Allowance for Loan Losses:
Beginning Balance	$32,766	$108,986	$2,079	$2,228	$146,059
Charge-Offs	14,786	46,715	883	—	62,384
Recoveries on Loans Previously Charged Off	2,744	6,025	53	—	8,822
Provision	1,084	6,501	975	(265)	8,295

Ending Balance	$21,808	$74,797	$2,224	$1,963	$100,792

Ending Balance: Individually Evaluated for Impairment	$3,630	$25,915	$285	$—	$29,830

Ending Balance: Collectively Evaluated for Impairment	$18,178	$48,882	$1,939	$1,963	$70,962

Loans Receivable:
Ending Balance	$754,472	$1,192,740	$44,819	$—	$1,992,031

Ending Balance: Individually Evaluated for Impairment	$47,172	$95,959	$1,158	$—	$144,289

Ending Balance: Collectively Evaluated for Impairment	$707,300	$1,096,781	$43,661	$—	$1,847,742

September 30, 2010
Allowance for Loan Losses:
Beginning Balance	$30,081	$112,225	$2,690	$—	$144,996
Charge-Offs	20,681	72,168	1,187	—	94,036
Recoveries on Loans Previously Charged Off	3,033	4,195	165	—	7,393
Provision	27,310	87,931	990	1,479	117,710

Ending Balance	$39,743	$132,183	$2,658	$1,479	$176,063

Ending Balance: Individually Evaluated for Impairment	$1,457	$25,182	$174	$—	$26,813

Ending Balance: Collectively Evaluated for Impairment	$38,286	$107,001	$2,484	$1,479	$149,250

Loans Receivable:
Ending Balance	$883,568	$1,447,669	$53,237	$—	$2,384,474

Ending Balance: Individually Evaluated for Impairment	$80,461	$155,083	$538	$—	$236,082

Ending Balance: Collectively Evaluated for Impairment	$803,107	$1,292,586	$52,699	$—	$2,148,392

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

	Pass (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In Thousands)
September 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$277,240	$8,810	$26,103	$312,153
Land	4,382	—	3,786	8,168
Other	281,879	16,445	39,905	338,229
Construction	8,391	14,080	16,813	39,284
Residential Property	53,878	—	2,760	56,638
Commercial and Industrial Loans:
Commercial Term
Unsecured	107,581	14,423	45,969	167,973
Secured by Real Estate	644,301	45,992	137,507	827,800
Commercial Lines of Credit	40,544	9,059	2,911	52,514
SBA	91,184	746	26,450	118,380
International	23,876	—	2,197	26,073
Consumer Loans	41,803	696	2,320	44,819

Total	$1,575,059	$110,251	$306,721	$1,992,031

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$302,696	$18,507	$38,568	$359,771
Land	3,845	—	37,353	41,198
Other	265,957	20,804	41,493	328,254
Construction	12,958	25,897	22,139	60,994
Residential Property	59,329	—	3,315	62,644
Commercial and Industrial Loans:
Commercial Term
Unsecured	134,709	24,620	63,739	223,068
Secured by Real Estate	617,200	107,645	171,086	895,931
Commercial Lines of Credit	40,195	8,019	10,841	59,055
SBA	68,994	731	35,965	105,690
International	38,447	4,693	1,027	44,167
Consumer Loans	48,027	347	1,926	50,300

Total	$1,592,357	$211,263	$427,452	$2,231,072

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following is an aging analysis of past due loans, disaggregated by loan class, as of September 30, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In Thousands)
September 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$219	$3,756	$—	$3,975	$308,178	$312,153	$—
Land	—	—	360	360	7,808	8,168	—
Other	765	—	1,092	1,857	336,372	338,229	—
Construction	—	—	6,142	6,142	33,142	39,284	—
Residential Property	1,763	463	218	2,444	54,194	56,638	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	846	921	1,270	3,037	164,936	167,973	—
Secured by Real Estate	2,134	5,214	2,782	10,130	817,670	827,800	—
Commercial Lines of Credit	—	300	754	1,054	51,460	52,514	—
SBA	5,213	6,976	8,625	20,814	97,566	118,380	—
International	—	—	—	—	26,073	26,073	—
Consumer Loans	361	382	536	1,279	43,540	44,819	—

Total	$11,301	$18,012	$21,779	$51,092	$1,940,939	$1,992,031	$—

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$7,857	$7,857	$351,913	$359,770	$—
Land	—	—	25,725	25,725	15,471	41,196	—
Other	—	—	7,212	7,212	321,043	328,255	—
Construction	10,409	—	8,477	18,886	42,108	60,994	—
Residential Property	522	—	1,240	1,762	60,883	62,645	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	2,208	2,781	6,842	11,831	211,237	223,068	—
Secured by Real Estate	5,111	3,720	10,530	19,361	876,570	895,931	—
Commercial Lines of Credit	454	—	1,745	2,199	56,857	59,056	—
SBA	2,287	8,205	13,957	24,449	81,241	105,690	—
International	—	—	—	—	44,167	44,167	—
Consumer Loans	596	202	865	1,663	48,637	50,300	—

Total	$21,587	$14,908	$84,450	$120,945	$2,110,127	$2,231,072	$—

Impaired Loans

Loans are identified and classified as impaired when, non-accrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructuring (“TDR”) loans to offer terms not typically granted by the Bank or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or they are classified as Substandard loans in an amount over 5% of the Bank’s Tier 1 Capital; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

We evaluate loan impairment in accordance with applicable GAAP.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following table provides information on impaired loans, disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance
	(In Thousands)
September 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$8,591	$8,826	$2,263	$6,328	$807
Land	3,543	3,543	2,363	1,181	137
Other	21,672	21,784	2,694	18,977	2,674
Construction	11,037	11,067	11,037	—	—
Residential Property	2,330	2,377	2,224	105	12
Commercial and Industrial Loans:
Commercial Term
Unsecured	18,507	19,048	607	17,900	16,238
Secured by Real Estate	64,758	66,300	31,551	33,206	6,382
Commercial Lines of Credit	2,342	2,419	537	1,806	1,805
SBA	17,432	19,356	8,709	8,723	1,490
International	—	—	—	—	—
Consumer Loans	1,157	1,193	283	875	285

Total	$151,369	$155,913	$62,268	$89,101	$29,830

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543
Land	35,207	35,295	5,482	29,725	1,485
Other	11,357	11,476	10,210	1,147	33
Construction	17,691	17,831	13,992	3,699	280
Residential Property	1,926	1,990	1,926	—	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	17,847	18,799	6,465	11,382	10,313
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321
SBA	17,715	18,544	7,112	10,603	2,122
International	127	141	—	127	127
Consumer Loans	934	951	393	541	393

Total	$204,690	$208,588	$88,492	$116,198	$29,448

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following table provides information on impaired loans, disaggregated by loan class, as of the dates indicated:

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended (1)	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized for the Nine Months Ended (1)
	(In Thousands)
September 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$8,754	$27	$9,733	$78
Land	16,376	12	22,192	12
Other	21,768	282	21,879	372
Construction	11,057	272	11,201	317
Residential Property	2,364	8	2,386	8
Commercial and Industrial Loans:
Commercial Term
Unsecured	18,972	82	19,554	148
Secured by Real Estate	66,108	813	64,667	1,809
Commercial Lines of Credit	2,398	2	2,631	5
SBA	19,333	23	20,256	63
International	—	—	—	—
Consumer Loans	1,181	1	1,286	3

Total	$168,311	$1,522	$175,785	$2,815

September 30, 2010:
Real Estate Loans:
Commercial Property
Retail	$15,523	$—	$17,962	$—
Land	36,411	—	38,489	—
Other	12,802	—	13,396	—
Construction	9,661	—	9,769	—
Residential Property	1,989	—	2,098	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	18,714	—	17,718	—
Secured by Real Estate	115,793	224	121,660	627
Commercial Lines of Credit	4,855	—	4,879	—
SBA	23,636	—	23,714	—
International	274	—	188	—
Consumer Loans	546	—	563	—

Total	$240,204	$224	$250,436	$627

(1)	Represents interest income recognized on impaired loans subsequent to classification as impaired.

For the three and nine months ended September 30, 2011, we recognized interest income of $0 and $33,000, respectively, on one impaired commercial term loan secured by real estate using a cash-basis method. For the three and nine months ended September 30, 2010, we recognized interest income of $100,000 and $304,000, respectively, on one impaired commercial term loan secured by real estate using a cash-basis method. Except for such loan, no other interest income was recognized on impaired loans subsequent to classification as impaired using a cash-basis method.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$3,063	$2,467	$7,143	$9,186
Less: Interest Income Recognized on Impaired Loans	(1,522)	(224)	(2,815)	(627)

Interest Foregone on Impaired Loans	$1,541	$2,243	$4,328	$8,559

There were no commitments to lend additional funds to borrowers whose loans are included above.

Non-Accrual Loans and Non-Performing Assets

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

The following table details non-accrual loans, disaggregated by class of loan, for the periods indicated:

	September 30, 2011	December 31, 2010
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	$7,121	$10,998
Land	2,723	25,725
Other	3,299	8,953
Construction	6,142	17,691
Residential Property	1,464	1,926

Commercial and Industrial Loans:
Commercial Term
Unsecured	10,395	17,065
Secured by Real Estate	22,285	31,053
Commercial Lines of Credit	2,222	2,798
SBA	21,240	25,054
International	—	127
Consumer Loans	1,100	1,047

Total	$77,991	$142,437

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following table details non-performing assets as of the dates indicated:

	September 30, 2011	December 31, 2010
	(In Thousands)
Non-Accrual Loans	$77,991	$142,437
Loans 90 Days or More Past Due and Still Accruing	—	—

Total Non-Performing Loans	77,991	142,437
Other Real Estate Owned	289	4,089

Total Non-Performing Assets	$78,280	$146,526

Troubled Debt Restructurings on Accrual Status	$30,686	$47,395

Loans on non-accrual status, excluding non-performing loans held for sale of $17.5 million, totaled $78.0 million as of September 30, 2011, compared to $142.4 million as of December 31, 2010, representing a 45.2 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $51.1 million as of September 30, 2011, compared to $120.9 million as of December 31, 2010, representing a 57.7 percent decrease.

As of September 30, 2011, other real estate owned consisted of two properties, located in California and Washington, with a combined net carrying value of $289,000. During the nine months ended September 30, 2011, seven properties, with a carrying value of $3.9 million, were transferred from loans receivable to other real estate owned, and 13 properties, with a carrying value of $6.7 million, were sold and a loss of $599,000 was recognized. As of December 31, 2010, other real estate owned consisted of eight properties with a combined net carrying value of $4.1 million.

Troubled Debt Restructuring

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies the guidance for evaluating whether a restructuring constitutes a TDR. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the purposes of measuring impairment of loans that are newly considered impaired, the guidance should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.

As a result of the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the annual period and identified certain receivables as TDRs. Upon identifying those receivables as TDRs, we considered them impaired and applied the impairment measurement guidance prospectively for those receivables newly identified as impaired. As of September 30, 2011, the recorded investment in receivables that were newly considered TDRs was $7.8 million, and the allowance for loan losses associated with those receivables, on the basis of a current evaluation of loss, was $2.0 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following table details troubled debt restructuring, disaggregated by class of loan, for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	(In Thousands)
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans:
Commercial Property
Retail	—	$—	$—	—	$—	$—
Land	—	—	—	—	—	—
Other (1)	3	3,782	3,782	—	—	—
Construction	—	—	—	—	—	—
Residential Property (2)	1	458	449	—	—	—
Commercial and Industrial Loans:
Commercial Term
Unsecured (3)	29	8,279	8,131	5	1,009	987
Secured by Real Estate (4)	7	6,706	6,115	2	4,010	4,010
Commercial Lines of Credit (5)	1	123	120	—	—	—
SBA (6)	17	2,684	2,615	—	—	—
International	—	—	—	—	—	—
Consumer Loans	—	—	—	—	—	—

Total	58	$22,032	$21,212	7	$5,019	$4,997

(1)	Includes a $3.8 million modification through payment deferral.
(2)	Includes a $449,000 modification through payment deferral.
(3)

Loan principal modifications for the three months ended September 30, 2011 were: $6.3 million in reduction of principal or accrued interest, $1.2 million in payment deferral and $700,000 in extension of maturity. For the three months ended September 30, 2010, loan principal modifications were: $912,000 in reduction of principal or accrued interest and $76,000 in extension of maturity.

(4)

Loan principal modifications for the three months ended September 30, 2011 were: $1.2 million in reduction of principal or accrued interest, and $4.9 million in payment deferral. For the three months ended September 30, 2010, loan principal modifications were: $3.8 million in payment deferral and $201,000 in reduction of principal or accrued interest.

(5)	Includes a $120,000 modification through extension of maturity.
(6)	Includes a $2.3 million modification through payment deferral and a $273,000 through reduction of principal or accrued interest.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following table details troubled debt restructuring, disaggregated by class of loan, for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,2011			Nine Months Ended September 30, 2010
	(In Thousands)
Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate Loans:
Commercial Property
Retail (1)	2	$2,982	$2,895	—	$—	$—
Land	—	—	—	—	—	—
Other (2)	5	5,606	5,588	2	5,392	4,628
Construction	—	—	—	—	—	—
Residential Property (3)	2	1,325	1,315	—	—	—
Commercial and Industrial Loans:
Commercial Term
Unsecured (4)	45	14,126	13,556	12	3,227	3,110
Secured by Real Estate (5)	17	21,342	20,033	6	13,392	13,340
Commercial Lines of Credit (6)	1	123	120	—	—	—
SBA (7)	24	7,693	7,149	1	82	82
International	—	—	—	—	—	—
Consumer Loans	—	—	—	—	—	—

Total	96	$53,197	$50,656	21	$22,093	$21,160

(1)	Includes a $2.9 million modification through payment deferral.
(2)

Includes a $5.6 million modification through payment deferral for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, loan principal modifications were: $2.5 million in reduction of principal or accrued interest and $2.1 million in payment deferral.

(3)	Includes a $1.3 million modification through payment deferral.
(4)

Loan principal modifications for the nine months ended September 30, 2011 were: $11.3 million in reduction of principal or accrued interest, $1.2 million in payment deferral and $1.1 million in extension of maturity. For the nine months ended September 30, 2010, loan principal modifications were: $1.2 million in extension of maturity, $1.1 million in reduction of principal or accrued interest and $807,000 in payment deferral.

(5)

Loan principal modifications for the nine months ended September 30, 2011 were: $9.3 million in reduction of principal or accrued interest, $7.4 million in payment deferral and $3.3 million in extension of maturity. For the nine months ended September 30, 2010, loan principal modifications were: $7.1 million in payment deferral and $6.2 million in reduction of principal or accrued interest.

(6)	Includes a $120,000 modification through extension of maturity.
(7)

Loan principal modifications for the nine months ended September 30, 2011 were: $6.2 million in payment deferral and $919,000 in reduction of principal or accrued interest. Includes a $82,000 modification through payment deferral for the nine months ended September 30, 2010.

During the three months ended September 30, 2011 and 2010, total TDR loans receivable, excluding loans held for sale, was $21.2 million and $5.0 million, respectively. During the nine months ended September 30, 2011 and 2010, total TDR loans receivable, excluding loans held for sale, was $50.7 million and $21.2 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. A loan designated as a TDR is considered impaired when, based on the financial condition of the borrower, the value of the underlying collateral and other relevant information, it is probable that we will be unable to collect all principal and interest due according the contractual terms of the loan agreement. TDR loans are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent. As of September 30, 2011, TDR loans totaling $68.7 million, excluding loans held for sale, were subjected to specific impairment analysis and a $19.0 million reserve relating to these loans was included in the allowance for loan losses. As of September 30, 2010, TDR loans, excluding loans held for sale, totaled $45.8 million and the related allowance for loan losses was $4.7 million.

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by class of loan, during the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
Troubled Debt Restructuring That Subsequently Defaulted	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real Estate Loans:
Commercial Property
Retail	—	$—	—	$—
Land	—	—	—	—
Other	—	—	—	—
Construction	—	—	—	—
Residential Property (1)	1	449	—	—
Commercial and Industrial Loans:
Commercial Term
Unsecured (2)	8	3,344	1	20
Secured by Real Estate (3)	3	3,137	1	201
Commercial Lines of Credit	—	—	—	—
SBA (4)	11	1,575	—	—
International	—	—	—	—
Consumer Loans	—	—	—	—

Total	23	$8,505	2	$221

(1)	Includes a $449,000 modification through payment deferral.
(2)

The types of modifications for the three months ended September 30, 2011 were: $2.6 million in reduction of principal or accrued interest, $757,000 in payment deferral, and $10,000 in extension of maturity. Includes a $20,000 modification through reduction of principal or accrued interest for the three months ended September 30, 2010.

(3)

The types of modifications for the three months ended September 30, 2011 were: $2.4 million in payment deferral and $773,000 in reduction of principal or accrued interest. Includes a $201,000 modification through reduction of principal or accrued interest for the three months ended September 30, 2010.

(4)	Includes a $1.4 million modification through payment deferral and a $194,000 modification through reduction of principal or accrued interest.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (Continued)

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by class of loan, during the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	(In Thousands)
Troubled Debt Restructuring That subsequently Defaulted	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Real Estate Loans:
Commercial Property
Retail (1)	1	$1,425	3	$4,170
Land	—	—	—	—
Other (2)	2	1,805	—	—
Construction	—	—	—	—
Residential Property (3)	1	449	1	164
Commercial and Industrial Loans:
Commercial Term
Unsecured (4)	18	6,055	2	163
Secured by Real Estate (5)	9	10,684	3	5,828
Commercial Lines of Credit	—	—	—	—
SBA (6)	17	6,013	—	—
International	—	—	—	—
Consumer Loans	—	—	—	—

Total	48	$26,431	9	$10,325

(1)	Includes $1.4 million and $4.7 million modifications through payment deferral for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Includes a $1.8 million modification through payment deferral.
(3)

Includes a $449,000 modification through payment deferral for the nine months ended September 30, 2011 and a $164,000 modification through reduction of principal or accrued interest for the nine months ended September 30, 2010.

(4)

The types of modifications for the nine months ended September 30, 2011 were: $5.2 million in reduction of principal or accrued interest, $772,000 in payment deferral, and $82,000 in extension of maturity. Includes a $163,000 modification through reduction of principal or accrued interest for the nine months ended September 30, 2010.

(5)

The types of modifications for the nine months ended September 30, 2011 were: $4.9 million in payment deferral, $2.5 million in reduction of principal or accrued interest, and $3.3 million in extension of maturity. For the nine months ended September 30, 2010, the types of modifications were: $2.8 million in reduction of principal or accrued interest and $3.0 million in payment deferral.

(6)	Includes a $5.3 million modification through payment deferral and a $744,000 modification through reduction of principal or accrued interest.

During the three months ended September 30, 2011 and 2010, TDR loans receivable of $8.5 million and $221,000, excluding loans held for sale, defaulted subsequent to classification as a TDR. During the nine months ended September 30, 2011 and 2010, TDR loans receivable of $26.4 million and $10.3 million, excluding loans held for sale, defaulted subsequent to classification as a TDR.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 6 — INCOME TAXES

Under GAAP, a valuation allowance must be recorded if it is “more likely than not” that such deferred tax assets will not be realized. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets on a quarterly basis.

In conducting our regular quarterly evaluation, we decided to maintain a full deferred tax asset valuation allowance as of September 30, 2011 based primarily upon the existence of a three-year cumulative loss position. Although our current financial forecasts indicate that sufficient taxable income will be generated in the future to ultimately realize the existing deferred tax benefits, those forecasts were not considered to constitute sufficient positive evidence to overcome the observable negative evidence associated with the three-year cumulative loss position determined as of September 30, 2011.

At September 30, 2011, the valuation allowance decreased to $ 81.9 million compared to $82.7 million at June 30, 2011 and $92.7 million at December 31, 2010. This decrease was mainly due to a decrease of deferred tax assets balance related to credit loss provision. We had zero balance of net deferred tax assets as of September 30, 2011 and December 31, 2010. During the first nine months of 2010, we recorded an additional valuation allowance of $47.7 million against our deferred tax assets, resulting in $93.0 million of valuation allowance at September 30, 2010. There was $807,000 of net deferred tax liabilities as of September 30, 2010.

There was a reversal of tax expense of $18,000 during the third quarter of 2011 due to the interest recalculation related to 740-10 (FIN 48) reserves. The tax expense of $706,000 recognized for the nine months ended September 30, 2011 was primarily due to an out-of-period adjustment of $718,000 to reserve for certain ASC 740-10 (FIN 48) exposure items. During the fourth quarter of 2009, the Company recorded a tax benefit upon electing a 5-year net operating loss carryback according to the IRS Code section IRC § 172(b)(1)(H) amended in November 2009. This out -of-period adjustment was to reinstate the reserves that the Company released as the statute of limitations had expired in previous years. Due to the Company filing amended tax returns as a result of the tax law revision, the Company needed to reestablish these reserves.

NOTE 7 — SHARE-BASED COMPENSATION

Share-Based Compensation Expense

The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Share-Based Compensation Expense	$59	$261	$440	$748
Related Tax Benefits	$25	$110	$185	$314

Unrecognized Share-Based Compensation Expense

As of September 30, 2011, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(Dollars in Thousands)
Stock Option Awards	$161	1.7 years
Restricted Stock Awards	192	2.0 years

Total Unrecognized Share-Based Compensation Expense	$353	1.9 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 7 — SHARE-BASED COMPENSATION (Continued)

Share-Based Payment Award Activity

The table below provides stock option information for the three months ended September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,192,891	$10.50	5.5 years	$—	(1)
Options Expired	(71,691)	$7.35	—

Options Outstanding at End of Period	1,121,200	$10.70	5.5 years	$—	(2)

Options Exercisable at End of Period	862,800	$13.30	4.8 years	$—	(2)

(1)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.07 as of June 30, 2011, over the exercise price, multiplied by the number of options.

(2)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $0.83 as of September 30, 2011, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	1,066,891	$11.93	5.3 years	$—	(1)
Options Granted	150,000	$1.30	9.4 years
Options Expired	(92,891)	$9.45	0.9 years
Options Forfeited	(2,800)	$18.00	4.6 years

Options Outstanding at End of Period	1,121,200	$10.70	5.5 years	$—	(2)

Options Exercisable at End of Period	862,800	$13.30	4.8 years	$—	(2)

(1)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $1.15 as of December 31, 2010, over the exercise price, multiplied by the number of options.

(2)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $0.83 as of September 30, 2011, over the exercise price, multiplied by the number of options.

There were no options exercised during the three and nine months ended September 30, 2011, and total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was zero and $14,000, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 7 — SHARE-BASED COMPENSATION (Continued)

Restricted Stock Awards

The table below provides restricted stock award information for the periods indicated:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock at Beginning of Period	150,600	$1.75	145,600	$1.77
Restricted Stock Granted	—	$—	60,000	$1.30
Restricted Stock Vested	—	$—	(55,000)	$1.33

Restricted Stock at End of Period	150,600	$1.75	150,600	$1.75

NOTE 8 — STOCKHOLDERS’ EQUITY

Stock Warrants

As part of the agreement executed on July 27, 2010 with Cappello Capital Corp, the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase two million shares of our common stock for services performed. The warrants have an exercise price of $1.20 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Stock” (“ASC 815-40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46%. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.07% used for the warrant is equal to the zero coupon rate in effect at the time of the grant.

Upon re-measuring the fair value of the stock warrants at September 30, 2011, compared to $1.6 million at December 31, 2010, the fair value decreased by $854,000, which we have included in other operating expenses for the nine months ended September 30, 2011. We used a weighted average expected stock volatility of 72.08% and a remaining contractual life of 4.0 years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 1.00% used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

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

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2011			2010
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
	Net Income	Weighted- Average Shares	Per Share Amount	Net Loss	Weighted- Average Shares	Per Share Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended September 30:
Basic EPS	$4,203	151,107,790	$0.03	$(14,577)	122,789,120	$(0.12)
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	150,600	—	—	—	—

Diluted EPS	$4,203	151,258,390	$0.03	$(14,577)	122,789,120	$(0.12)

Nine Months Ended September 30:
Basic EPS	$22,641	151,091,317	$0.15	$(93,321)	75,204,528	$(1.24)
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	155,424	—	—	—	—

Diluted EPS	$22,641	151,246,741	$0.15	$(93,321)	75,204,528	$(1.24)

For the three and nine months ended September 30, 2011 and 2010, there were 3,121,200 and 3,226,891 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 10 — OFF-BALANCE SHEET COMMITMENTS (Continued)

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30, 2011	December 31, 2010
	(In Thousands)
Commitments to Extend Credit	$150,633	$178,424
Standby Letters of Credit	14,902	15,226
Commercial Letters of Credit	7,140	11,899
Unused Credit Card Lines	15,937	24,649

Total Undisbursed Loan Commitments	$188,612	$230,198

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

NOTE 12 — LIQUIDITY

Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2011. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Junior Subordinated Debentures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for further discussion. As of September 30, 2011, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $5.1 million, down from $7.7 million at December 31, 2010.

Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2011, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of $3.4 million, a decrease of $150.3 million from $153.7 million at December 31, 2010.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of September 30, 2011, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $351.2 million and $347.4 million, respectively. The Bank’s FHLB borrowings as of September 30, 2011 totaled $3.4 million, representing 0.1 percent of total assets.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 12 — LIQUIDITY (Continued)

As of November 1, 2011, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $444.1 million and $440.8 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $135.1 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $301.1 million, and had no borrowings as of September 30, 2011. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of September 30, 2011, in compliance with its regulatory restrictions, the Bank did not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.

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

NOTE 13 — SUBSEQUENT EVENTS

On October 11, 2011, Mr. Brian Cho, our Executive Vice President and Chief Financial Officer, announced that he would retire from his positions as Executive Vice President and Chief Financial Officer of Hanmi and the Bank, effective October 14, 2011. In connection with his retirement, Mr. Cho and Hanmi have entered into a Separation Agreement, dated October 7, 2011 (the “Separation Agreement”). Pursuant to the Separation Agreement, among other things, Mr. Cho would receive a one-time, lump-sum cash payment of $135,000. In addition, Mr. Cho will receive a cash payment of $31,154 as payment for accrued, but unused vacation. Mr. Cho will also receive medical insurance coverage for 12 months, amounting to a value of $12,048. The Separation Agreement also provides for the immediate acceleration of 21,000 stock options and 11,000 shares of unvested restricted stock held by Mr. Cho.

Concurrently with Mr. Cho’s announcement of his retirement, the Board of Directors of Hanmi announced the appointment of Mr. Lonny Robinson, age 54, to serve as the Executive Vice President and Interim Chief Financial Officer of Hanmi and the Bank. Mr. Robinson replaces Mr. Cho. On October 19, 2011, following the receipt of notices of non-disapproval from the California Department of Financial Institutions and Federal Reserve Board, the Board of Directors of Hanmi removed the “interim” designation from Mr. Robinson’s position, and Mr. Robison is currently

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Continued)

NOTE 13 — SUBSEQUENT EVENTS (Continued)

serving as our Executive Vice President and Chief Financial Officer.

Mr. Robinson received an at-will employment offer letter (the “Offer Letter”) from the Bank. Pursuant to the Offer Letter, Mr. Robinson will receive an annual starting salary of $230,000 and will be eligible to receive up to 50% of his annual salary in incentive cash compensation subject to annual approval by the Nominating and Corporate Governance and Compensation Committee of Hanmi’s Board of Directors. In addition, Mr. Robinson received, on the date of final approval by bank regulators confirming his appointment as Chief Financial Officer on October 19, 2011, a stock option grant for 50,000 shares of the Hanmi’s common stock, to vest in equal installments over a five year period, and a restricted stock grant of 20,000 shares of Hanmi’s common stock, to vest in equal installments over a five year period. Mr. Robinson will also receive an automobile allowance of $700 per month, cell phone allowance of $100 per month, business and gas cards, and 20 days of paid annual vacation. Additionally, Mr. Robinson will be eligible to participate in the Bank’s standard employee benefits, including its 401(k) Plan.

Management has evaluated these subsequent events through the date of issuance of the financial data included herein, and these subsequent events are not required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2011. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (this “Report”).

FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Report other than statements of historical fact are “forward –looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plan and availability, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These risks, uncertainties and other factors include the following:

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

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,077,934	$2,456,883	$2,149,101	$2,610,122
Average Investment Securities	$394,379	$223,709	$454,560	$169,558
Average Interest-Earning Assets	$2,660,776	$2,989,762	$2,785,115	$2,988,813
Average Total Assets	$2,700,629	$2,983,632	$2,813,865	$3,015,243
Average Deposits	$2,383,639	$2,559,116	$2,423,194	$2,612,891
Average Borrowings	$87,386	$239,992	$171,212	$245,708
Average Interest-Bearing Liabilities	$1,859,847	$2,238,036	$2,005,110	$2,296,599
Average Stockholders’ Equity	$200,971	$155,056	$189,658	$128,268
PER SHARE DATA:
Earnings (Loss) Per Share – Basic	$0.03	$(0.12)	$0.15	$(1.24)
Earnings (Loss) Per Share – Diluted	$0.03	$(0.12)	$0.15	$(1.24)
Common Shares Outstanding	151,258,390	151,198,390	151,258,390	151,198,390
Book Value Per Share (2)	$1.34	$1.14	$1.34	$1.14
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	0.62%	(1.94%)	1.08%	(4.14%)
Return on Average Stockholders’ Equity (3) (5)	8.30%	(37.30%)	15.96%	(97.27%)
Efficiency Ratio (6)	60.55%	75.38%	66.63%	75.63%
Net Interest Spread (7)	3.34%	3.07%	3.29%	3.17%
Net Interest Margin (8)	3.75%	3.49%	3.69%	3.58%
Average Stockholders’ Equity to Average Total Assets	7.44%	5.20%	6.74%	4.25%
SELECTED CAPITAL RATIOS: (9)
Total Risk-Based Capital Ratio:
Hanmi Financial	14.58%	11.69%
Hanmi Bank	14.72%	11.61%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	12.63%	9.40%
Hanmi Bank	13.42%	10.28%
Tier 1 Leverage Ratio:
Hanmi Financial	9.80%	7.55%
Hanmi Bank	10.41%	8.26%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (10)	4.71%	8.13%	4.71%	8.13%
Non-Performing Assets to Total Assets (11)	3.57%	7.25%	3.57%	7.25%
Net Loan Charge-Offs to Average Total Gross Loans (12)	2.96%	3.44%	3.33%	4.44%
Allowance for Loan Losses to Total Gross Loans	4.97%	7.35%	4.97%	7.35%
Allowance for Loan Losses to Non-Performing Loans	105.54%	90.41%	105.54%	90.41%

(1)	Loans are net of deferred fees and related direct costs.
(2)	Total stockholders’ equity divided by common shares outstanding.
(3)	Calculation based upon annualized net loss.
(4)	Net loss divided by average total assets.
(5)	Net loss divided by average stockholders’ equity.
(6)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.
(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

Hanmi Bank

	September 30, 2011	December 31, 2010
	(In Thousands)
Total Assets	$2,681,517	$2,900,415
Less Intangible Assets	(94)	(450)

Tangible Assets	$2,681,423	$2,899,965

Total Stockholders’ Equity	$285,250	$249,637
Less Intangible Assets	(94)	(450)

Tangible Stockholders’ Equity	$285,156	$249,187

Total Stockholders’ Equity to Total Assets Ratio	10.64%	8.61%
Tangible Stockholders’ Equity to Tangible Assets Ratio	10.63%	8.59%

As of September 30, 2011 and December 31, 2010, the Bank had a tangible stockholders’ equity to tangible assets ratio of 10.63% and 8.59%, respectively.

EXECUTIVE OVERVIEW

For the third quarter ended September 30, 2011, we reported net income of $4.2 million, or $0.03 per diluted common share, compared to a consolidated net loss of $14.6 million, or $(0.12) per common share for the same period in 2010. We reported net income for the first nine months ended September 30, 2011 of $22.6 million, or $0.15 per diluted common share, compared to a consolidated net loss of $93.3 million, or $(1.24) per common share for the same period in 2010. Our continuing profitability for the three and nine months ended September 30, 2011 was primarily attributable to a lower provision for credit losses, reflecting solid improvements in credit metrics, as well as a decline in noninterest expense. The provision for credit losses for the third quarter ended September 30, 2011 was $8.1 million, compared to $22.0 million for the same period in 2010. For the nine months ended September 30, 2011, the provision for credit losses was $8.1 million, compared to $117.5 million for the same period in 2010.

With profits generated for four consecutive quarters since the fourth quarter of 2010, as of September 30, 2011, the Bank continued to exceed the threshold for being considered “well-capitalized” for regulatory purposes and the 9.5 percent tangible capital ratio requirement set forth in the Final Order.

Significant financial highlights include (as of and for the period ended September 30, 2011):

•

Non-performing loans decreased to $95.5 million, or 4.71 percent of total gross loans, as of September 30, 2011 compared to $169.0 million or 7.45 percent of total gross loans as of December 31, 2010. The coverage ratio of the allowance to non-performing loans also increased to 105.5 percent as of September 30, 2011 compared to 86.41 percent as of December 31, 2010.

•

The Bank’s total risk-based capital ratio improved to 14.72 percent as of September 30, 2011 compared to 12.22 percent as of December 31, 2010. The Bank’s tangible common equity to tangible assets ratio also improved to 10.63 percent as of September 30, 2011 compared to 8.59 percent as of December 31, 2010.

•

Due to the success of recent marketing initiatives, core deposits (defined as total deposits less time deposits of $100,000 or over) increased by $171.9 million, or 12.8 percent, to $1.52 billion as of September 30, 2011 from $1.35 billion as of December 31, 2010. At September 30, 2011, noninterest-bearing demand deposits represented 26.4 percent of total deposits compared to 22.2 percent of total deposits at December 31, 2010.

•

The average loan yield improved by 16 basis points to 5.60 percent in the third quarter of 2011 compared to 5.44 percent for the same period in 2010, and improved by 20 basis points to 5.57 percent for the first nine months of 2011 compared to 5.37 percent for the same period in 2010, reflecting the improvement in credit quality.

•

The average cost of interest-bearing deposits decreased by 37 basis points to 1.28 percent in the third quarter of 2011 compared to 1.65 percent for the same period in 2010, and decreased by 39 basis points to 1.36 percent for the first nine months of 2011 compared to 1.75 percent for the same period in 2010.

•

Net interest margin improved by 26 basis points to 3.75 percent in the third quarter of 2011 compared to 3.49 percent for the same period in 2010, and improved by 11 basis points to 3.69 percent for the first nine months of 2011 compared to 3.58 percent for the same period in 2010.

•

Efficiency ratio improved to 60.55 percent in the third quarter of 2011 compared to 75.38 percent for the same period in 2010, and improved to 66.63 percent for the first nine months of 2011 compared to 75.63 percent for the same period in 2010.

Outlook for the Remainder of 2011

For the remainder of 2011, we will continue to evaluate the adequacy of our capital given the level and nature of the risks to which we are exposed, continue to improve our credit quality, identify new markets, products and services that will give us a market advantage, and fully comply with all of the requirements of the Final Order and the Agreement.

We will continue to actively reduce problem loans through individual and small tranche sales, and redeploy the proceeds into performing loans or securities investments. We believe that our continuous proactive initiatives to manage credit risk exposure have resulted in improvement of our asset quality over the past several quarters. Our commitment to elevate our credit risk management systems will continue in order to meet the challenges of regulatory uncertainty, the fragile economy, and consolidation in our marketplace. In addition, we have reinvigorated sales with targeted marketing programs that focus on generating quality loans and core deposits to improve profitability and expand existing customer base.

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

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,077,934	$29,355	5.60%	$2,456,883	$33,681	5.44%
Municipal Securities:
Taxable	10,732	115	4.29%	—	—	—
Tax – Exempt (2)	4,526	60	5.30%	6,301	95	6.03%
Obligations of Other U.S. Government Agencies	106,029	387	1.46%	92,690	620	2.68%
Other Debt Securities	273,092	1,519	2.22%	124,718	970	3.11%
Equity Securities (5)	32,491	129	1.59%	36,568	135	1.48%
Federal Funds Sold	4,734	5	0.42%	6,932	8	0.46%
Term Federal Funds Sold	42,913	49	0.46%	22,880	32	0.56%
Interest-Earning Deposits	108,325	75	0.28%	242,790	165	0.27%

Total Interest-Earning Assets (2)	2,660,776	31,694	4.73%	2,989,762	35,706	4.74%

Noninterest-Earning Assets:
Cash and Cash Equivalents	67,153			66,772
Allowance for Loan Losses	(107,456)			(184,658)
Other Assets	80,156			111,756

Total Noninterest-Earning Assets	39,853			(6,130)

TOTAL ASSETS	$2,700,629			$2,983,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$107,643	674	2.48%	$122,122	889	2.89%
Money Market Checking and NOW Accounts	475,712	805	0.67%	429,601	1,094	1.01%
Time Deposits of $100,000 or More	854,894	3,237	1.50%	1,133,970	5,059	1.77%
Other Time Deposits	334,212	1,014	1.20%	312,351	1,257	1.60%
Federal Home Loan Bank Advances	3,437	46	5.31%	153,777	342	0.88%
Other Borrowings	1,543	—	—	3,809	22	2.29%
Junior Subordinated Debentures	82,406	739	3.56%	82,406	739	3.56%

Total Interest-Bearing Liabilities	1,859,847	6,515	1.39%	2,238,036	9,402	1.67%

Noninterest-Bearing Liabilities:
Demand Deposits	611,178			561,072
Other Liabilities	28,633			29,468

Total Noninterest-Bearing Liabilities	639,811			590,540

Total Liabilities	2,499,658			2,828,576
Stockholders’ Equity	200,971			155,056

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,700,629			$2,983,632

NET INTEREST INCOME		$25,179			$26,304

NET INTEREST SPREAD (2) (3)			3.34%			3.07%

NET INTEREST MARGIN (2) (4)			3.75%			3.49%

(1)

Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $557,000 and $429,000 for the three months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(5,327)	$1,001	$(4,326)
Municipal Securities:
Taxable	115	—	115
Tax – Exempt	(25)	(10)	(35)
Obligations of Other U.S. Government Agencies	79	(312)	(233)
Other Debt Securities	888	(339)	549
Equity Securities	(16)	10	(6)
Federal Funds Sold	(2)	(1)	(3)
Term Federal Funds Sold	24	(7)	17
Interest-Earning Deposits	(93)	3	(90)

Total Interest and Dividend Income	(4,357)	345	(4,012)

Interest Expense:
Savings	(99)	(116)	(215)
Money Market Checking and NOW Accounts	108	(397)	(289)
Time Deposits of $100,000 or More	(1,129)	(693)	(1,822)
Other Time Deposits	83	(326)	(243)
Federal Home Loan Bank Advances	(607)	311	(296)
Other Borrowings	(8)	(14)	(22)
Junior Subordinated Debentures	—	—	—

Total Interest Expense	(1,652)	(1,235)	(2,887)

Change in Net Interest Income	$(2,705)	$1,580	$(1,125)

For the three months ended September 30, 2011 and 2010, net interest income before provision for credit losses on a tax equivalent basis was $25.2 million and $26.3 million, respectively. Interest income decreased 11.2 percent to $31.7 million for the three months ended September 30, 2011 from $35.7 million for the same period in 2010. Interest expense also decreased 30.7 percent to $6.5 million for the three months ended September 30, 2011 from $9.4 million for the same period in 2010. The net interest spread and net interest margin for the three months ended September 30, 2011 were 3.34 percent and 3.75 percent, respectively, compared to 3.07 percent and 3.49 percent, respectively, for the same period in 2010. The decrease in net interest income was primarily due to the decrease in loan volume resulting from the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was mostly offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.

Average gross loans decreased by $378.9 million, or 15.4 percent, to $2.08 billion for the three months ended September 30, 2011 from $2.46 billion for the same period in 2010. Average investment securities increased by $170.7 million, or 76.3 percent, to $394.4 million for the three months ended September 30, 2011 from $223.7 million for the same period in 2010. Average interest-earning assets decreased by $329.0 million, or 11.0 percent, to $2.66 billion for the three months ended September 30, 2011 from $2.99 billion for the same period in 2010. The decrease in average interest earning assets was a direct result of our balance sheet deleveraging and credit quality improvement strategy implemented since early 2009 through the disposition of problem assets while maintaining a strong level of liquidity with increased investment in short and mid-term instruments. Consistent with this strategy, the average interest-bearing liabilities decreased by $378.2 million, or 16.9 percent, to $1.86 billion for the three months ended September 30, 2011 from $2.24 billion for the same period in 2010. Average FHLB advances decreased by $150.3 million, or 97.8 percent, to $3.4 million for the three months ended September 30, 2011 from $153.8 million for the same period in 2010.

The average yield on interest-earning assets slightly decreased by one basis point to 4.73 percent for the three months ended September 30, 2011 from 4.74 percent for the same period in 2010, primarily due to lower yields on investment securities in the current low interest rate environment, partially offset by an increase in loan portfolio yields. Total loan interest and fee income decreased by $4.3 million, or 12.8 percent, to $29.4 million for the three months ended September 30, 2011 from $33.7 million for the same period in 2010 due primarily to a 15.4 percent decrease in the average gross loans. The average yield on loans increased by 16 basis points to 5.60 percent for the three months ended September 30, 2011 from 5.44 percent for the same period in 2010. This increase reflected improvement in credit quality metrics, including lowered levels of delinquent loan and non-performing loans. The average cost on interest-bearing liabilities decreased by 28 basis points to 1.39 percent for the three months ended September 30, 2011 from 1.67 percent for the same period in 2010. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds. We had no brokered deposits for the three months ended September 30, 2011 and 2010. Average FHLB advances decreased by $150.3 million, or 97.8 percent, to $3.4 million for the three months ended September 30, 2011 from $153.8 million for the same period in 2010.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,149,101	$89,508	5.57%	$2,610,122	$104,862	5.37%
Municipal Securities:
Taxable	13,930	433	4.14%	—	—	—
Tax – Exempt (2)	4,373	179	5.46%	7,107	332	6.23%
Obligations of Other U.S. Government Agencies	134,779	1,639	1.62%	63,790	1,563	3.27%
Other Debt Securities	301,478	5,717	2.53%	98,661	2,471	3.34%
Equity Securities (5)	34,030	394	1.54%	37,961	397	1.39%
Federal Funds Sold	6,160	22	0.48%	11,056	41	0.49%
Term Federal Funds Sold	25,542	94	0.49%	10,128	29	0.38%
Interest-Earning Deposits	115,722	243	0.28%	149,988	319	0.28%

Total Interest-Earning Assets (2)	2,785,115	98,229	4.72%	2,988,813	110,014	4.92%

Noninterest-Earning Assets:
Cash and Cash Equivalents	67,791			67,487
Allowance for Loan Losses	(125,990)			(174,786)
Other Assets	86,949			133,729

Total Noninterest-Earning Assets	28,750			26,430

TOTAL ASSETS	$2,813,865			$3,015,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$110,795	2,157	2.60%	$120,945	2,635	2.91%
Money Market Checking and NOW Accounts	471,179	2,817	0.80%	481,744	3,933	1.09%
Time Deposits of $100,000 or More	943,366	10,773	1.53%	1,050,248	14,793	1.88%
Other Time Deposits	308,558	2,910	1.26%	397,954	5,455	1.83%
Federal Home Loan Bank Advances	87,369	618	0.95%	160,162	1,027	0.86%
Other Borrowings	1,437	1	0.09%	3,140	53	2.26%
Junior Subordinated Debentures	82,406	2,148	3.49%	82,406	2,100	3.41%

Total Interest-Bearing Liabilities	2,005,110	21,424	1.43%	2,296,599	29,996	1.75%

Noninterest-Bearing Liabilities:
Demand Deposits	589,296			562,000
Other Liabilities	29,801			28,375

Total Noninterest-Bearing Liabilities	619,097			590,375

Total Liabilities	2,624,207			2,886,974
Stockholders’ Equity	189,658			128,268

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,813,865			$3,015,243

NET INTEREST INCOME		$76,805			$80,018

NET INTEREST SPREAD (3)			3.29%			3.17%

NET INTEREST MARGIN (4)			3.69%			3.58%

(1)

Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.6 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

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

	Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(19,083)	$3,730	$(15,353)
Municipal Securities:
Taxable	432	—	432
Tax – Exempt	(116)	(37)	(153)
Obligations of Other U.S. Government Agencies	1,498	(1,422)	76
Other Debt Securities	4,334	(1,088)	3,246
Equity Securities	(57)	54	(3)
Federal Funds Sold	(18)	(1)	(19)
Term Federal Funds Sold	55	10	65
Interest-Earning Deposits	(72)	(4)	(76)

Total Interest and Dividend Income	(13,027)	1,242	(11,785)

Interest Expense:
Savings	(211)	(267)	(478)
Money Market Checking and NOW Accounts	(84)	(1,032)	(1,116)
Time Deposits of $100,000 or More	(1,406)	(2,614)	(4,020)
Other Time Deposits	(1,065)	(1,480)	(2,545)
Federal Home Loan Bank Advances	(506)	97	(409)
Other Borrowings	(19)	(33)	(52)
Junior Subordinated Debentures	—	48	48

Total Interest Expense	(3,291)	(5,281)	(8,572)

Change in Net Interest Income	$(9,736)	$6,523	$(3,213)

For the nine months ended September 30, 2011 and 2010, net interest income before provision for credit losses on a tax equivalent basis was $76.8 million and $80.0 million, respectively. Interest income decreased 10.7 percent to $98.2 million for the nine months ended September 30, 2011 from $110.0 million for the same period in 2010. Interest expense also decreased 28.6 percent to $21.4 million for the nine months ended September 30, 2011 from $30.0 million for the same period in 2010. The net interest spread and net interest margin for the nine months ended September 30, 2011 were 3.29 percent and 3.69 percent, respectively, compared to 3.17 percent and 3.58 percent, respectively, for the same period in 2010. The decrease in net interest income was primarily due to the decrease in loan volume resulting from the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was partially offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.

Average gross loans decreased by $461.0 million, or 17.7 percent, to $2.15 billion for the nine months ended September 30, 2011 from $2.61 billion for the same period in 2010. Average investment securities increased by $285.0 million, or 168.1 percent, to $454.6 million for the nine months ended September 30, 2011 from $169.6 million for the same period in 2010. Average interest-earning assets decreased by $203.7 million, or 6.8 percent, to $2.79 billion for the nine months ended September 30, 2011 from $2.99 billion for the same period in 2010. The decrease in average interest earning assets was a direct result of our balance sheet deleveraging and credit quality improvement strategy implemented since early 2009 through the disposition of problem assets while maintaining a strong level of liquidity with increased investment in short and mid-term instruments. Consistent with this strategy, the average interest-bearing liabilities decreased by $291.5 million, or 12.7 percent, to $2.00 billion for the nine months ended September 30, 2011 from $2.30 billion for the same period in 2010. Average FHLB advances decreased by $72.8 million, or 45.4 percent, to $87.4 million for the nine months ended September 30, 2011 from $160.2 million for the same period in 2010.

The yield on average interest-earning assets decreased by 20 basis points to 4.72 percent for the nine months ended September 30, 2011 from 4.92 percent for the same period in 2010, primarily due to lower yields on investment securities in the current low interest rate environment, partially offset by an increase in loan portfolio yields. Total loan interest and fee income decreased by $15.4 million, or 14.6 percent to $89.5 million for the nine months ended September 30, 2011 from $104.9 million for the same period in 2010 due primarily to a 17.7 percent decrease in the average gross loans. The average yield on loans increased to 5.57 percent for the nine months ended September 30, 2011 from 5.37 percent for the same period in 2010. This increase reflected improvement in credit quality metrics, including improved levels of delinquent and non-performing loans. The average cost on interest-bearing liabilities decreased by 32 basis points to 1.43 percent for the nine months ended September 30, 2011 from 1.75 percent for the same period in 2010. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds. We had no brokered deposits for the nine months ended September 30, 2011 and 2010. Average FHLB advances decreased by $72.8 million, or 45.4 percent to $87.4 million for the nine months ended September 30, 2011 from $160.2 million for the same period in 2010.

Provision for Credit Losses

For the three months ended September 30, 2011 and 2010, the provision for credit losses was $8.1 million and $22.0 million, respectively. For the nine months ended September 30, 2011 and 2010, the provision for credit losses was $8.1 million and $117.5 million, respectively. The decrease in the provision for credit losses is attributable to decreases in net charge-offs and problem loans, reflecting the improvement in asset quality through aggressive management of our problem assets. Net charge-offs decreased $5.8 million, or 27.2 percent, to $15.5 million for the three months ended September 30, 2011 from $21.3 million for the same period in 2010. Net Charge-offs for the nine months ended September 30, 2011 was $53.6 million, compared to $86.6 million for the same period in 2010, a decrease of $33.1 million, or 38.2 percent. Non-performing loans decreased to $95.5 million, or 4.7 percent of total gross loans, as of September 30, 2011 from $194.7 million, or 8.1 percent of total gross loans, as of September 30, 2010. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details. We continually assess the quality of our loan portfolio to determine whether additional provision for credit losses is necessary. We anticipate future provisions will be required to account for probable credit losses.

Non-Interest Income

We earn non-interest income from five major sources: service charges on deposit accounts, insurance commissions, remittance fees, other service charges and fees and fees generated from international trade finance. In addition, we sell certain assets, including investment securities, non-performing loans and SBA loans, primarily for risk management purposes.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$3,225	$3,442	$(217)	(6.3%)
Insurance Commissions	940	1,089	(149)	(13.7%)
Remittance Fees	469	484	(15)	(3.1%)
Trade Finance Fees	341	381	(40)	(10.5%)
Other Service Charges and Fees	389	409	(20)	(4.9%)
Bank-Owned Life Insurance Income	237	237	—	—%
Net Gain on Sales of Investment Securities	1,704	4	1,700	—%
Net Gain (Loss) on Sales of Loans	(1,445)	229	(1,674)	—%
Impairment Loss on Investment Securities	—	(790)	790	—%
Other Operating Income	118	186	(68)	(36.6%)

Total Non-Interest Income	$5,978	$5,671	$307	5.4%

For the three months ended September 30, 2011, non-interest income was $6.0 million, a decrease of $307,000, or 5.4 percent, from $5.7 million for the same period in 2010. The increase in non-interest income was primarily attributable to the increase in net gain on sale of investment securities and the absence of impairment loss on investment securities, partially offset by the net loss on sales of loans. Net gain on sales of investment securities increased by $1.7 million for the three month ended September 30, 2011 compared to the same period in 2010. For the three months ended September 30, 2011, we sold $25.2 million of mortgage-backed securities and asset-backed securities from our available-for-sale securities portfolio as the market condition for those investment securities was favorable. For the three months ended September 30, 2010, we recorded impairment loss on our investment securities in mutual funds. Due to the comprehensive restructuring of the issuer, which resulted in the exchange of our mutual funds shares into common shares, we recorded an OTTI charge of $790,000 to write down the value of the investment securities to its fair value. However, there were no OTTI charges for the same period in 2011. Net loss on sales of loans was $1.4 million for the three months ended September 30, 2011 compared to a $229,000 net gain on sales of loans for the same period in 2010. The net loss on sales of loans reflected $3.1 million of loss from the sales of non-performing loans held for sale, partially offset by $1.6 million of gains from the sales of SBA loans held for sale.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

The following table sets forth the various components of non-interest income for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Service Charges on Deposit Accounts	$9,644	$10,770	$(1,126)	(10.5%)
Insurance Commissions	3,403	3,573	(170)	(4.8%)
Remittance Fees	1,430	1,469	(39)	(2.7%)
Other Service Charges and Fees	1,090	1,193	(103)	(8.6%)
Trade Finance Fees	966	1,144	(178)	(15.6%)
Bank-Owned Life Insurance Income	700	703	(3)	(0.4%)
Net Gain (Loss) on Sales of Loans	(1,860)	443	(2,303)	—%
Net Gain on Sales of Investment Securities	1,634	117	1,517	—%
Impairment Loss on Investment Securities	—	(790)	790	—%
Other Operating Income	496	731	(235)	(32.1%)

Total Non-Interest Income	$17,503	$19,353	$(1,850)	(9.6%)

For the nine months ended September 30, 2011, non-interest income was $17.5 million, a decrease of $1.9 million, or 9.6 percent, from $19.4 million for the same period in 2010. The decrease in non-interest income was primarily attributable to the decrease in service charges on deposit accounts and a net loss on sales of loans, partially offset by a net gain on sales of investment securities and the absence of impairment loss on investment securities. The service charges on deposit accounts decreased by $1.1 million, or 10.5 percent, to $9.6 million for the nine months ended September 30, 2011 compared to $10.8 million for the same period in 2010, due mainly to a decrease of $1.0 million in non-sufficient fund charges, reflecting the continued underlying decline in activity as customers better managed their account balances and regulatory reforms on these fees. Net loss on sales of loans was $1.9 million for the nine months ended September 30, 2011 compared to a $443,000 net gain on sales of loans for the same period in 2010. The $1.9 million net loss on sales of loans for the nine months ended September 30, 2011 reflected $2.9 million of impairment adjustments on loans held for sale, partially offset by $1.0 million of gains from the sales of loans held for sale. Net gain on sales of investment securities increased by $1.5 million to $1.6 million for the nine months ended September 30, 2011 compared to $117,000 for the same period in 2010. The increase was due primarily to an $1.7 million gain from the sales of mortgage-backed securities and asset-backed securities as the market condition for those investment securities were favorable.

Non-Interest Expense

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$8,146	$9,552	$(1,406)	(14.7%)
Occupancy and Equipment	2,605	2,702	(97)	(3.6%)
Data Processing	1,383	1,446	(63)	(4.4%)
Deposit Insurance Premiums and Regulatory Assessments	1,552	2,253	(701)	(31.1%)
Professional Fees	1,147	753	394	52.3%
Advertising and Promotion	631	567	64	11.3%
Other Real Estate Owned Expense	(86)	2,580	(2,666)	—%
Directors and Officers Liability Insurance	737	716	21	2.9%
Supplies and Communications	712	683	29	4.2%
Amortization of Other Intangible Assets	161	273	(112)	(41.0%)
Loan-Related Expense	222	322	(100)	(31.1%)
Other Operating Expenses	1,642	2,232	(590)	(26.4%)

Total Non-Interest Expense	$18,852	$24,079	$(5,227)	(21.7%)

For the three months ended September 30, 2011, non-interest expense was $18.9 million, a decrease of $5.2 million, or 21.7 percent, from $24.1 million for the same period in 2010. The efficiency ratio for the three months ended September 30, 2011 was 60.55 percent, compared to 75.38 percent for the same period in 2010. The $5.2 million decrease in non-interest expense was primarily due to the decreases in OREO expense, salaries and employee benefits, and deposit insurance premiums and regulatory assessments. OREO expense decreased by $2.7 million to ($86,000) for the three months ended September 30, 2011 compared to $2.6 million for the same period in 2010, primarily as a result of the absence of a $1.9 million write-down recorded in the three months ended September 30, 2010. Salaries and employee benefits decreased by $1.4 million, or 14.7 percent, to $8.1 million for the three months September 30, 2011 compared to $9.6 million for the same period in 2010. The decrease was primarily due to the absence of an $860,000 compensation expense associated with the retention plan recognized for the three months ended September 30, 2010 as well as a reversal of a $300,000 previously accrued bonus provision for the three months ended September 30, 2011. The deposit insurance premiums and regulatory assessments decreased by $701,000, or 31.1 percent, to $1.6 million for the three months ended September 30, 2011 compared to $2.3 million for the same period in 2010, primarily due to the lower assessment rates for the FDIC insurance on deposits. The assessment rates decreased by 9 basis points to 23 basis points for the three months ended September 30, 2011 from 32 basis points for the same period in 2010, resulting from the improvement in risk categories of the Bank and the Dodd-Frank Act’s changes to the FDIC assessment system.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Salaries and Employee Benefits	$26,032	$27,349	$(1,317)	(4.8%)
Occupancy and Equipment	7,820	8,101	(281)	(3.5%)
Deposit Insurance Premiums and Regulatory Assessments	4,999	8,552	(3,553)	(41.5%)
Data Processing	4,269	4,432	(163)	(3.7%)
Professional Fees	3,074	2,841	233	8.2%
Other Real Estate Owned Expense	1,549	9,998	(8,449)	(84.5%)
Advertising and Promotion	2,105	1,605	500	31.2%
Directors and Officers Liability Insurance	2,204	2,149	55	2.6%
Supplies and Communications	1,786	1,774	12	0.7%
Loan-Related Expense	631	939	(308)	(32.8%)
Amortization of Other Intangible Assets	569	902	(333)	(36.9%)
Expenses Related to Unconsummated Capital Raises	2,220	—	2,220	—%
Other Operating Expenses	5,541	6,428	(887)	(13.8%)

Total Non-Interest Expense	$62,799	$75,070	$(12,271)	(16.3%)

For the nine months ended September 30, 2011, non-interest expense was $62.8 million, a decrease of $12.3 million, or 16.3 percent, from $75.1 million for the same period in 2010. The efficiency ratio for the nine months ended September 30, 2011 was 66.63 percent, compared to 75.63 percent for the same period in 2010. The $12.3 million decrease in non-interest expense was primarily due to the decreases in OREO expense, deposit insurance premiums and regulatory assessments, and salaries and employee benefits, partially offset by increases in expenses related to unconsummated capital raises. OREO expense decreased by $8.4 million, or 84.5 percent, to $1.5 million for the nine months ended September 30, 2011 compared to $10.0 million for the same period in 2010. The decrease was primarily due to the absence of a $8.0 million write-down recorded in the nine months ended September 30, 2010 and an $1.0 million decrease in maintenance costs. The deposit insurance premiums and regulatory assessments decreased by $3.6 million, or 41.5 percent, to $5.0 million for the nine months ended September 30, 2011 compared to $8.6 million for the same period in 2010, primarily due to the lower assessment rates for the FDIC insurance on deposits. The average assessment rates decreased by 15 basis points to 26 basis points for the nine months ended September 30, 2011 from 41 basis points for the same period in 2010, resulting from the improvement in risk categories of the Bank and the Dodd-Frank Act’s changes to the FDIC assessment system in early April of 2011. Partially offsetting the decline in non-interest expense was the $2.2 million expense for our unconsummated capital offerings related to a definitive securities purchase agreement with Woori Finance Holdings Co., Ltd. and a planned equity offering.

Provision for Income Taxes

For the three months ended September 30, 2011, income tax benefits of $18,000 was recognized on pre-tax income of $4.2 million, representing an effective tax rate of (0.4) percent, compared to income tax expense of $442,000 recognized on pre-tax loss of $14.1 million, representing an effective tax rate of (3.1) percent for the same period in 2010. For the nine months ended September 30, 2011, income tax expense of $706,000 was recognized on pre-tax income of $23.3 million, representing an effective tax rate of 3.0 percent, compared to income tax expense of $11,000 recognized on pre-tax loss of $93.3 million for the same period in 2010.

The reversal of tax expense for the three months ended September 30, 2011 was due to the interest recalculation related to ASC 740-10 (FIN 48) reserves. The tax expense recognized for the nine months ended September 30, 2011 was primarily due to an out-of-period adjustment of $718,000 to reserve for certain ASC 740-10 (FIN 48) exposure items. During the fourth quarter of 2009, the Company recorded a tax benefit upon electing a 5-year net operating loss carryback according to the IRS Code section IRC § 172(b)(1)(H) amended in November 2009. This out-of-period adjustment was to reinstate the reserves that the Company released as the statute of limitations had expired in previous years. Due to the Company filing amended tax returns as a result of the tax law revision, the Company needed to reestablish these reserves.

FINANCIAL CONDITION

Investment Portfolio

Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held-to-maturity.” All other securities are classified as “available-for-sale.” There were no trading securities as of September 30, 2011 and December 31, 2010. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of September 30, 2011, the investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations. Investment securities available for sale were 87.34 percent and 99.80 percent of the total investment portfolio as of September 30, 2011 and December 31, 2010, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2011 and December 31, 2010.

As of September 30, 2011, securities available for sale were $363.1 million, or 13.5 percent of total assets, compared to $413.1 million, or 14.2 percent of total assets, as of December 31, 2010. Securities available for sale, at fair value, decreased $50.1 million, or 12.1 percent, to $363.1 million at September 30, 2011 from $413.1 million at December 31, 2010. The decrease was due primarily to $122.5 million of sales of securities, $161.0 million of matured and called bonds and $40.5 million of principal paydowns, partially offset by $267.4 million of purchased securities and $7.1 million of increases in fair value.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	September 30, 2011			December 31, 2010
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In Thousands)
Securities Held to Maturity:
Municipal Bonds	$41,397	$41,319	$(78)	$696	$696	$—
U.S. Government Agency Securities	7,994	7,994	—	—	—	—
Mortgage-Backed Securities (1)	3,247	3,247	—	149	151	2

Total Securities Held to Maturity	$52,638	$52,560	$(78)	$845	$847	$2

Securities Available for Sale:
Collateralized Mortgage Obligations (1)	$141,305	$143,046	$1,741	$139,053	$137,193	$(1,860)
Mortgage-Backed Securities (1)	90,193	92,855	2,662	108,436	109,842	1,406
U.S. Government Agency Securities	93,362	93,597	235	114,066	113,334	(732)
Corporate Bonds	20,457	19,961	(496)	20,449	20,205	(244)
Municipal Bonds	9,293	9,586	293	22,420	21,028	(1,392)
Asset-Backed Securities (2)	—	—	—	7,115	7,384	269
Other Securities	3,305	3,337	32	3,305	3,259	(46)
Equity Securities (3)	647	678	31	647	873	226

Total Securities Available for Sale	$358,562	$363,060	$4,498	$415,491	$413,118	$(2,373)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
(2)	Collateralized debentures of small business investment companies and state and local development companies, and guaranteed by the SBA.
(3)

Balances presented for amortized cost, representing two equity securities, were net of an OTTI charge of $790,000, which was related to a credit loss, as of December 31, 2010. We recorded an OTTI charge of $790,000 to write down the value of one equity investment to its fair value during the year ended December 31, 2010.

The amortized cost and estimated fair value of investment securities as of September 30, 2011, by contractual maturity, are shown below. Although collateralized mortgage obligations, mortgage-backed securities and asset-backed securities have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	93,487	93,164	697	697
Over Five Years Through Ten Years	29,764	30,077	19,542	19,538
Over Ten Years	3,166	3,240	29,152	29,078
Collateralized Mortgage Obligations	141,305	143,046	—	—
Mortgage-Backed Securities	90,193	92,855	3,247	3,247
Equity Securities	647	678	—	—

	$358,562	$363,060	$52,638	$52,560

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2011 and December 31, 2010:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities
	(In Thousands)
September 30, 2011:
Mortgage-Backed Securities	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized Mortgage Obligations	226	22,965	9	—	—	—	226	22,965	9
Municipal Bonds	—	—	—	—	—	—	—	—	—
U.S. Government Agency Securities	1	3,001	1	—	—	—	1	3,001	1
Equity Securities	33	103	1	—	—	—	33	103	1
Other Securities	—	—	—	37	962	1	37	962	1
Corporate Bonds	31	4,454	2	465	15,507	4	496	19,961	6

	$291	$30,523	13	$502	$16,469	5	$793	$46,992	18

December 31, 2010:
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Collateralized Mortgage Obligations	2,330	99,993	20	__	__	__	2,330	99,993	20
Municipal Bonds	1,440	16,907	11	__	__	__	1,440	16,907	11
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Other Securities	3	1,997	2	43	957	1	46	2,954	3
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2011 and December 31, 2010 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2011. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in the opinion of management, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2011 and December 31, 2010 are not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2011 and December 31, 2010 are warranted.

Investment securities available for sale with carrying values of $48.5 million and $118.0 million as of September 30, 2011 and December 31, 2010, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

The following table shows the loan composition by type, including loans held for sale, as of the dates indicated.

	September 30, 2011	December 31, 2010	Increase (Decrease)
			Amount	Percentage
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property (1)	$668,247	$731,482	$(63,235)	(8.6%)
Construction (2)	39,284	62,400	(23,116)	(37.0%)
Residential Property	56,638	62,645	(6,007)	(9.6%)

Total Real Estate Loans	764,169	856,527	(92,358)	(10.8%)

Commercial and Industrial Loans: (3)
Commercial Term (4)	1,003,155	1,133,892	(130,737)	(11.5%)
Commercial Lines of Credit	52,514	59,056	(6,542)	(11.1%)
SBA (5)	138,503	123,750	14,753	11.9%
International	26,073	44,167	(18,094)	(41.0%)

Total Commercial and Industrial Loans	1,220,245	1,360,865	(140,620)	(10.3%)

Consumer Loans	44,819	50,300	(5,481)	(10.9%)

Total Loans – Gross	2,029,233	2,267,692	(238,459)	(10.5%)
Deferred Loan Costs (Fees)	294	(566)	860	(—%)
Allowance for Loan Losses	(100,792)	(146,059)	45,267	(31.0%)

Net Loans Receivable	$1,928,735	$2,121,067	$(192,332)	(9.1%)

(1)	Includes loans held for sale, at the lower of cost or fair value, of $9.7 million and $2.3 million as of September 30, 2011 and December 31, 2010, respectively.
(2)	Includes loans held for sale, at the lower of cost or fair value, of $0 and $1.4 million as of September 30, 2011 and December 31, 2010, respectively.
(3)	Includes owner-occupied property loans of $811.0 million and $894.8 million as of September 30, 2011 and December 31, 2010, respectively.
(4)	Includes loans held for sale, at the lower of cost or fair value, of $7.4 million and $14.9 million as of September 30, 2011 and December 31, 2010, respectively.
(5)	Includes loans held for sale, at the lower of cost or fair value, of $20.1 million and $18.1 million as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, loans receivable (including loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $1.93 billion and $2.12 billion, respectively, representing a decrease of $192.3 million, or 9.1 percent. Total gross loans decreased by $238.5 million, or 10.5 percent, to $2.03 billion as of September 30, 2011 from $2.27 billion as of December 31, 2010.

During the nine months ended September 30, 2011, total new loan production and advances amounted to $363.4 million. For the same period, we experienced decreases in loans totaling $580.9 million, comprised of $417.7 million in principal amortization and payoffs, $63.1 million in charge-offs, $97.6 million in problem loan sales, and $2.5 million that were transferred to OREO. For the nine months ended September 30, 2011, the $63.2 million decrease in commercial property loans was attributable to $140.0 million in principal amortization and payoffs, $14.2 million in charge-offs, and $25.6 million in loan sales, partially offset by new loan production and advances of $116.6 million. The $130.7 million decrease in commercial term loans for the nine months ended September 30, 2011 was attributable to $ 197.7 million in principal amortization and payoffs, $32.7 million in charge-offs, and $46.6 million in loan sales, partially offset by new loan production and advances of $146.6 million.

Real estate loans, composed of commercial property, construction loans and residential property, decreased $92.4 million, or 10.8 percent, to $764.2 million as of September 30, 2011 from $856.5 million as of December 31, 2010, representing 37.7 percent and 37.8 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $140.6 million, or 10.3 percent, to $1.22 billion as of September 30, 2011 from $1.36 billion as of December 31, 2010, representing 60.1 percent and 60.0 percent, respectively, of total gross loans. Consumer loans decreased $5.5 million, or 10.9 percent, to $44.8 million as of September 30, 2011 from $50.3 million as of December 31, 2010.

As of September 30, 2011, our loan portfolio included the following concentrations of loans to any one type of industry that were greater than 10 percent of total gross loans outstanding:

Industry	Balance as of September 30, 2011	Percentage of Total Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$377,481	18.6%
Accommodation/Hospitality	$296,070	14.6%
Gasoline Stations	$272,203	13.4%

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

Except for non-performing loans set forth below, management is not aware of any loans as of September 30, 2011 and December 31, 2010 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2011	2010	Amount	Percentage
	(Dollars in Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$22,840	$47,937	$(25,097)	(52.4%)
Construction	6,142	19,097	(12,955)	(67.8%)
Residential Property	1,464	1,925	(461)	(24.0%)
Commercial and Industrial Loans:
Commercial Term	40,061	63,012	(22,951)	(36.4%)
Commercial Lines of Credit	2,222	2,798	(576)	(20.6%)
SBA	21,674	33,085	(11,411)	(34.5%)
International	—	127	(127)	—%
Consumer Loans	1,100	1,047	53	5.1%

Total Non-Accrual Loans	95,503	169,028	(73,525)	(43.5%)
Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):	—	—	—	—

Total Non-Performing Loans (1) (2)	95,503	169,028	(73,525)	(43.5%)
Other Real Estate Owned	289	4,089	(3,800)	(92.9%)

Total Non-Performing Assets	$95,792	$173,117	$(77,325)	(44.7%)

Non-Performing Loans as a Percentage of Total Gross Loans	4.71%	7.45%
Non-Performing Assets as a Percentage of Total Assets	3.57%	5.95%
Troubled Debt Restructured Performing Loans	$30,686	$47,395	$(16,709)	(35.3%)

(1)	Includes troubled debt restructured non-performing loans of $49.2 million and $27.0 million as of September 30, 2011 and December 31, 2010, respectively.
(2)	Includes loans held for sale.

Non-accrual loans totaled $95.5 million as of September 30, 2011, compared to $169.0 million as of December 31, 2010, representing a 43.5 percent decrease. Delinquent loans (defined as 30 days or more past due) were $61.6 million as of September 30, 2011, compared to $147.5 million as of December 31, 2010, representing a 58.3 percent decrease. Of the $61.6 million delinquent loans as of September 30, 2011, $45.1 million was included in non-performing loans. The $126.1 million of $147.5 million delinquent loans as of December 31, 2010 was included in non-performing loans. During the first nine months of 2011, loans totaling $94.6 million were placed on non-accrual status. The additions to non-accrual loans of $94.6 million were offset by $51.2 million in charge-offs, $59.1 million in sales of problem loans, $24.4 million in principal paydowns and payoffs, $12.1 million that were placed back to accrual status, $19.2 million in a short sale, and $2.1 million that were transferred to OREO.

The ratio of non-performing loans to total gross loans decreased to 4.71 percent at September 30, 2011 from 7.45 percent at December 31, 2010. During the same period, our allowance for loan losses decreased by $45.3 million, or 31.0 percent, to $100.8 million from $146.1 million. Of the $95.5 million non-performing loans, approximately $71.0 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $13.6 million, including an $8.9 million impairment reserve on TDR non-performing loans, as of September 30, 2011. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of September 30, 2011, $74.1 million, or 77.6 percent, of the $95.5 million of non-performing loans were secured by real estate, compared to $138.1 million, or 81.7 percent, of the $169.0 million of non-performing loans as of December 31, 2010. In light of declining property values in the current challenging economic condition affecting the real estate markets, the Bank obtained current appraisals for most non-performing loan collaterals, but factored in adequate market discounts on some non-performing loan collaterals to compensate for their non-current appraisals.

As of September 30, 2011, other real estate owned consisted of two properties, located in California and

Washington, with a combined net carrying value of $289,000. During the nine months ended September 30, 2011, seven properties, with a carrying value of $3.9 million, were transferred from loans receivable to other real estate owned, and 13 properties, with a carrying value of $6.7 million, were sold and a loss of $599,000 was recognized. As of December 31, 2010, other real estate owned consisted of eight properties with a combined net carrying value of $4.1 million.

We evaluate loan impairment in accordance with applicable GAAP. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as an expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, impaired loans are specifically excluded from the calculation of general reserves required for the period.

The following table provides information on impaired loans as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance
	(In Thousands)
September 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$8,591	$8,826	$2,263	$6,328	$807
Land	3,543	3,543	2,363	1,181	137
Other	21,672	21,784	2,694	18,977	2,674
Construction	11,037	11,067	11,037	—	—
Residential Property	2,330	2,377	2,224	105	12
Commercial and Industrial Loans:
Commercial Term
Unsecured	18,507	19,048	607	17,900	16,238
Secured by Real Estate	64,758	66,300	31,551	33,206	6,382
Commercial Lines of Credit	2,342	2,419	537	1,806	1,805
SBA	17,432	19,356	8,709	8,723	1,490
International	—	—	—	—	—
Consumer Loans	1,157	1,193	283	875	285

Total	$151,369	$155,913	$62,268	$89,101	$29,830

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543
Land	35,207	35,295	5,482	29,725	1,485
Other	11,357	11,476	10,210	1,147	33
Construction	17,691	17,831	13,992	3,699	280
Residential Property	1,926	1,990	1,926	—	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	17,847	18,799	6,465	11,382	10,313
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321
SBA	17,715	18,544	7,112	10,603	2,122
International	127	141	—	127	127
Consumer Loans	934	951	393	541	393

Total	$204,690	$208,588	$88,492	$116,198	$29,448

The following table provides information on impaired loans, disaggregated by class of loan, as of the dates indicated:

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended (1)	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized for the Nine Months Ended (1)
	(In Thousands)
September 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$8,754	$27	$9,733	$78
Land	16,376	12	22,192	12
Other	21,768	282	21,879	372
Construction	11,057	272	11,201	317
Residential Property	2,364	8	2,386	8
Commercial and Industrial Loans:
Commercial Term
Unsecured	18,972	82	19,554	148
Secured by Real Estate	66,108	813	64,667	1,809
Commercial Lines of Credit	2,398	2	2,631	5
SBA	19,333	23	20,256	63
International	—	—	—	—
Consumer Loans	1,181	1	1,286	3

Total	$168,311	$1,522	$175,785	$2,815

September 30, 2010:
Real Estate Loans:
Commercial Property
Retail	$15,523	$—	$17,962	$—
Land	36,411	—	38,489	—
Other	12,802	—	13,396	—
Construction	9,661	—	9,769	—
Residential Property	1,989	—	2,098	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	18,714	—	17,718	—
Secured by Real Estate	115,793	224	121,660	627
Commercial Lines of Credit	4,855	—	4,879	—
SBA	23,636	—	23,714	—
International	274	—	188	—
Consumer Loans	546	—	563	—

Total	$240,204	$224	$250,436	$627

(1)	Represents interest income recognized on impaired loans subsequent to classification as impaired.

For the three and nine months ended September 30, 2011, we recognized interest income of $0 and $33,000, respectively, on one impaired commercial term loan secured by real estate using a cash-basis method. For the three and nine months ended September 30, 2010, we recognized interest income of $100,000 and $304,000, respectively, on one impaired commercial term loan secured by real estate using a cash-basis method. Except for such loan, no other interest income was recognized on impaired loans subsequent to classification as impaired using a cash-basis method.

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired
Loans Performed in Accordance With Their Original Terms	$3,063	$2,467	$7,143	$9,186
Less: Interest Income Recognized on Impaired Loans	(1,522)	(224)	(2,815)	(627)

Interest Foregone on Impaired Loans	$1,541	$2,243	$4,328	$8,559

There were no commitments to lend additional funds to borrowers whose loans are included above.

During the nine months ended September 30, 2011, we restructured monthly payments on 136 loans, with a net carrying value of $100.1 million as of September 30, 2011, through temporary payment structure modification from changing principal and interest due monthly to interest only monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, we believe that performance and collection under the revised terms is probable. As of September 30, 2011, troubled debt restructurings on accrual status totaled $30.7 million and a $10.4 million reserve relating to these loans is included in the allowance for loan losses. Troubled debt restructurings on accrual status are comprised of loans that are contractually current and have sustained repayment ability and performance or well secured and in process of collection. As of December 31, 2010, troubled debt restructured loans on accrual status totaled $47.4 million and a $6.4 million reserve relating to these loans is included in the allowance for loan losses.

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

To determine general reserve requirements, existing loans are divided into ten general loan pools of risk-rated loans (commercial real estate, construction, commercial term — unsecured, commercial term — T/D secured, commercial line of credit, SBA, international, consumer installment, consumer line of credit, and miscellaneous loans) as well as three homogenous loan pools (residential mortgage, auto loans, and credit card). For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade (pass, special mention, substandard, and doubtful) to determine risk factors for potential loss inherent in the current outstanding loan portfolio.

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

The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	September 30, 2011		December 31, 2010
Allowance for Loan Losses Applicable To	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable
	(Dollars in Thousands)
Real Estate Loans:
Commercial Property	$19,163	$658,550	$26,248	$729,222
Construction	1,616	39,284	5,606	60,995
Residential Property	1,029	56,638	911	62,645

Total Real Estate Loans (1)	21,808	754,472	32,765	852,862

Commercial and Industrial Loans: (1)	74,797	1,192,740	108,986	1,327,910
Consumer Loans	2,224	44,819	2,077	50,300
Unallocated	1,963	—	2,231	—

Total	$100,792	$1,992,031	$146,059	$2,231,072

(1)	Excludes loans held for sale.

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended			As of and for the Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$109,029	$125,780	$176,667	$146,059	$144,996

Actual Charge-Offs	(16,551)	(20,652)	(23,204)	(62,384)	(94,036)
Recoveries on Loans Previously Charged Off	1,045	4,151	1,900	8,822	7,393

Net Loan Charge-Offs	(15,506)	(16,501)	(21,304)	(53,562)	(86,643)

Provision Charged to Operating Expenses	7,269	(250)	20,700	8,295	117,710

Balance at End of Period	$100,792	$109,029	$176,063	$100,792	$176,063

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,391	$2,141	$2,362	$3,417	$3,876
Provision Charged to Operating Expenses	831	250	1,300	(195)	(214)

Balance at End of Period	$3,222	$2,391	$3,662	$3,222	$3,662

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	2.96%	3.10%	3.44%	3.33%	4.44%
Net Loan Charge-Offs to Total Gross Loans (1)	3.03%	3.13%	3.53%	3.53%	4.84%
Allowance for Loan Losses to Average Total Gross Loans	4.85%	5.10%	7.16%	4.69%	6.74%
Allowance for Loan Losses to Total Gross Loans	4.97%	5.16%	7.35%	4.97%	7.35%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	61.04%	60.70%	48.01%	71.05%	65.80%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	—%	—%	102.92%	—%	73.61%
Allowance for Loan Losses to Non-Performing Loans	105.54%	65.25%	90.41%	105,54%	90.41%

Balances:
Average Total Gross Loans Outstanding During Period	$2,077,792	$2,137,144	$2,457,705	$2,149,261	$2,611,117
Total Gross Loans Outstanding at End of Period	$2,029,233	$2,112,709	$2,395,134	$2,029,233	$2,395,134
Non-Performing Loans at End of Period	$95,503	$167,102	$194,729	$95,503	$194,729

(1)	Net loan charge-offs are annualized to calculate the ratios.

The allowance for loan losses decreased by $45.3 million, or 31.0 percent, to $100.8 million as of September 30, 2011 as compared to $146.1 million as of December 31, 2010. The allowance for loan losses as a percentage of total gross loans decreased to 4.97 percent as of September 30, 2011 from 6.44 percent as of December 31, 2010. For the three months ended September 30, 2011 and 2010, the provision for credit losses was $8.1 million and $22.0 million, respectively. For the nine months ended September 30, 2011 and 2010, the provision for credit losses was $8.1 million and $117.5 million, respectively.

The decrease in the allowance for loan losses as of September 30, 2011 was due primarily to subsequent decreases in historical loss rates, classified assets, and overall gross loans. Due to these factors, general reserves decreased $42.9 million, or 48.4 percent, to $45.8 million as of September 30, 2011 as compared to $88.7 million at December 31, 2010. In addition, total qualitative reserves decreased $2.4 million, or 9.6 percent, to $23.1 million as of September 30, 2011 as compared to $25.5 million as of December 31, 2010. This was a direct result of the decrease in overall loan volume of $238.5 million, or 10.5 percent, to $2.03 billion at September 30, 2011 as compared to $2.27 billion at December 31, 2011. Improvements in metrics related to credit quality as well as decreases in overall gross loan balances have directly resulted in subsequent decreases in allowance for loan losses as of September 30, 2011.

Total impaired loans, excluding loans held for sale, decreased $79.1 million, or 35.4 percent, to $144.3 million as of September 31, 2011 as compared to $204.7 million at December 31, 2010. However, specific reserve allocations associated with impaired loans increased $0.4 million, or 1.3 percent, to $29.8 million as of September 30, 2011 as compared to $29.4 million as of December 31, 2010. The increase in impairment reserves was mostly due to additional discounts taken by the Bank on collateral valuations.

The following table presents a summary of charge-offs by the loan portfolio.

	As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Charge-offs:
Real Estate Loans	$2,142	$2,864	$14,786	$20,681
Commercial Term Loans	8,573	16,605	32,512	57,031
SBA Loans	1,916	2,737	5,646	9,068
Commercial Lines of Credit	3,435	789	8,339	5,842
International Loans	99	—	219	227
Consumer Loans	386	209	882	1,187

Total Charge-offs	16,551	23,204	62,384	94,036

Recoveries:
Real Estate Loans	—	1,168	2,744	3,033
Commercial Term Loans	925	495	5,518	3,091
SBA Loans	59	72	291	559
Commercial Lines of Credit	23	32	79	118
International Loans	7	89	137	427
Consumer Loans	31	44	53	165

Total Recoveries	1,045	1,900	8,822	7,393

Net Charge-offs	$15,506	$21,304	$53,562	$86,643

For the three months ended September 30, 2011, total net charge-offs were $15.5 million, compared to $21.3 million for the same period in 2010. During the nine months ended September 30, 2011, total net charge-offs were $53.6 million, compared to $86.6 million for the same period in 2010.

The Bank recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $3.2 million and $3.4 million as of September 30, 2011 and December 31, 2010, respectively. The decrease was primarily due to lower reserve factors based on historical loss rates as well as decreases in total off-balance items. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of September 30, 2011 and December 31, 2010.

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	September 30, 2011	December 31, 2010	Increase (Decrease)
			Amount	Percentage
	(Dollars in Thousands)
Demand—Noninterest-Bearing	$621,195	$546,815	$74,380	13.6%
Interest-Bearing:
Savings	106,633	113,968	(7,335)	(6.4%)
Money Market Checking and NOW Accounts	455,438	402,481	52,957	13.2%
Time Deposits of $100,000 or More	833,180	1,118,621	(285,441)	(25.5%)
Other Time Deposits	336,723	284,836	51,887	18.2%

Total Deposits	$2,353,169	$2,466,721	$(113,552)	(4.6%)

Total deposits decreased $113.6 million, or 4.6 percent, to $2.35 billion as of September 30, 2011 from $2.47 billion as of December 31, 2010. Total time deposits outstanding decreased $233.6 million, or 16.6 percent, to $1.17 billion as of September 30, 2011 from $1.40 billion as of December 31, 2010, representing 49.7 percent and 56.9 percent, respectively, of total deposits. The decreases in total deposits were the direct results of strategic plans aiming to increase core deposits while reducing the reliance on volatile wholesale funds and rate-sensitive time deposits. During the first nine months of 2011, $191.5 million of high-cost promotional time deposits and $165.4 million of deposits raised from rate listing services matured. Core deposits (defined as total deposits less time deposits of $100,000 or over) increased by $171.9 million, or 12.8 percent, to $1.52 billion as of September 30, 2011 from $1.35 billion as of December 31, 2010. At September 30, 2011, noninterest-bearing demand deposits represented 26.4 percent of total deposits compared to 22.2 percent at December 31, 2010. We had no brokered deposits as of September 30, 2011 and December 31, 2010. As of September 30, 2011, time deposits of more than $250,000 were $336.6 million.

Federal Home Loan Bank Advances

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At September 30, 2011, advances from the FHLB were $3.4 million, a decrease of $150.3 million from the December 31, 2010 balance of $153.7 million. As of September 30, 2011, there were no FHLB advances with a remaining maturity of less than one year.

Junior Subordinated Debentures

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million at September 30, 2011 and December 31, 2010. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and the DFI. Accrued interest payable on junior subordinated debentures amounted to $9.0 million and $6.9 million at September 30, 2011 and December 31, 2010, respectively.

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

The following table shows the status of our gap position as of September 30, 2011:

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Non- Interest- Sensitive	Total
	(Dollars in Thousands)
ASSETS
Cash and Due From Banks	$—	$—	$—	$—	$72,591	$72,591
Interest-Bearing Deposits in Other Banks	154,532	1,739	—	—	—	156,271
Investment Securities:
Fixed Rate	39,786	73,447	134,316	54,751	12,935	315,235
Floating Rate	52,803	25,344	19,836	1,532	948	100,463
Loans:
Fixed Rate	78,891	165,023	379,888	16,710	—	640,512
Floating Rate	1,160,290	107,367	27,518	1,139	—	1,296,314
Non-Accrual	—	—	—	—	95,500	95,500
Deferred Loan Fees, Discounts, Valuation Adjustment and Allowance for Loan Losses	—	—	—	—	(103,591)	(103,591)
Investment in Federal Home Loan Bank Stock and Federal Reserve Bank Stock	—	—	—	31,451	—	31,451
Other Assets	—	28,051	—	5,953	47,820	81,824

Total Assets	$1,486,302	$400,971	$561,558	$111,536	$126,203	$2,686,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand – Noninterest-Bearing	$—	$—	$—	$—	$621,195	$621,195
Savings	10,557	25,336	51,664	19,077	—	106,634
Money Market Checking and NOW Accounts	33,120	158,364	202,917	61,037	—	455,438
Time Deposits:
Fixed Rate	130,519	897,038	142,287	—	—	1,169,844
Floating Rate	58	—	—	—	—	58
Federal Home Loan Bank Advances	62	277	3,053	—	—	3,392
Other Borrowings	18,708	—	—	—	—	18,708
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	25,692	25,692
Stockholders’ Equity	—	—	—	—	203,203	203,203

Total Liabilities and Stockholders’ Equity	$275,430	$1,081,015	$399,921	$80,114	$850,090	$2,686,570

Repricing Gap	$1,210,872	$(680,044)	$161,637	$31,422	$(723,887)	$—
Cumulative Repricing Gap	$1,210,872	$530,828	$692,465	$723,887	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	45.07%	19.76%	25.78%	26.94%	—
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	47.66%	20.89%	27.26%	28.49%	—

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

As of September 30, 2011, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 47.66 percent of interest-earning assets, which increased from 33.67 percent as of December 31, 2010. The increase was mainly caused by decreases of $150.0 million and $297.9 million in Federal Home Loan Bank advances and fixed rate time deposits, respectively, and increases of $35.4 million and $25.6 million in floating rate investment securities and fixed rate investment securities, respectively, partially offset by decreases of $85.1 million, $84.7 million and $29.8 million in floating rate loans, fixed rate loans, and interest-bearing deposits in other banks, respectively.

The cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 20.89 percent of interest-earning assets as of September 30, 2011, which decreased from 31.25 percent as of December 31, 2010. The decrease was primarily caused by decreases of $184.0 million, $85.4 million, and $32.5 million in fixed rate loans, floating rate loans, and interest-bearing deposits in other banks, respectively, and increases of $218.1 million, $23.8 million, and $17.1 million in fixed rate time deposits, money market checking and NOW accounts, and other borrowings, respectively. Partially offsetting the declines in the twelve-month period gap were a decrease of $150.0 million in FHLB advances and increases of $49.3 million and $33.5 million in fixed rate investment securities and floating rate investment securities, respectively.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(Dollars in Thousands)
Cumulative Repricing Gap	$1,210,872	$921,942	$530,828	$855,812
Cumulative Repricing Gap as a Percentage of Total Assets	45.07%	31.71%	19.76%	29.44%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	47.66%	33.67%	20.89%	31.25%

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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
(Dollars in Thousands)
200%	9.46%	(19.05)%	$9,457	$(52,688)
100%	4.36%	(11.94)%	$4,362	$(33,023)
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

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

If the Bank is not able to maintain the capital ratios identified in the Final Order, it must notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan submitted to the FRB. On July 27, 2010, we completed a registered rights and best efforts offering in which we raised approximately $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order. While the Bank’s tangible stockholders’ equity to total tangible assets ratio was 8.59 percent at December 31, 2010, the ratio increased to 10.63 percent at September 30, 2011. Therefore, the Bank is currently in compliance with the tangible capital ratio requirement. Further, the Bank’s capital ratios exceeded the ratios required to be considered “well capitalized” under the regulatory PCA guidelines.

Our board has assessed and will continue to periodically assess our capital position. If it determines that the Bank’s capital does not exceed the amount necessary to fund its operating and strategic needs and to fully comply with regulatory orders we are subject to, we will evaluate various opportunities to further enhance our capital position with additional capital.

Liquidity — Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2011. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. Accrued interest payable on junior subordinated debentures amounted to $9.0 million and $6.9 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $5.1 million, down from $7.7 million as of December 31, 2010.

Liquidity — Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2011, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of $3.4 million, a decrease of $150.3 million from $153.7 million at December 31, 2010.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of September 30, 2011, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $351.2 million and $347.4 million, respectively. The Bank’s FHLB borrowings as of September 30, 2011 totaled $3.4 million, representing 0.1 percent of total assets. As of November 1, 2011, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $444.1 million and $440.8 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had an available borrowing source of $135.1 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $301.1 million, and had no borrowings as of September 30, 2011. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In August 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of September 30, 2011, in compliance with its regulatory restrictions, the Bank did not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)” – ASU 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 are effective fiscal years, and interim periods within those years, beginning after December 15, 2011.

Adoption of ASU 2011-05 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” – ASU 2011-04 provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Adoption of ASU 2011-04 is not expected to have a significant impact on our financial condition or result of operations.

SUBSEQUENT EVENTS

On October 11, 2011, Mr. Brian Cho, our Executive Vice President and Chief Financial Officer, announced that he would retire from his positions as Executive Vice President and Chief Financial Officer of Hanmi and Hanmi Bank, effective October 14, 2011. In connection with his retirement, Mr. Cho and Hanmi have entered into a Separation Agreement, dated October 7, 2011 (the “Separation Agreement”). Pursuant to the Separation Agreement, among other things, Mr. Cho would receive a one-time, lump-sum cash payment of $135,000. In addition, Mr. Cho will receive a cash payment of $31,154 as payment for accrued, but unused vacation. Mr. Cho will also receive medical insurance coverage for 12 months, amounting to a value of $12,048. The Separation Agreement also provides for the immediate acceleration of 21,000 stock options and 11,000 shares of unvested restricted stock held by Mr. Cho.

Concurrently with Mr. Cho’s announcement of his retirement, the Board of Directors of Hanmi announced the appointment of Mr. Lonny Robinson, age 54, to serve as the Executive Vice President and Interim Chief Financial Officer of Hanmi and the Bank. Mr. Robinson replaces Mr. Cho. On October 19, 2011, following the receipt of notices of non-disapproval from the California Department of Financial Institutions and Federal Reserve Board, the Board of Directors of Hanmi removed the “interim” designation from Mr. Robinson’s position, and Mr. Robison is currently serving as our Executive Vice President and Chief Financial Officer.

Mr. Robinson received an at-will employment offer letter (the “Offer Letter”) from Hanmi Bank. Pursuant to the Offer Letter, Mr. Robinson will receive an annual starting salary of $230,000 and will be eligible to receive up to 50% of his annual salary in incentive cash compensation subject to annual approval by the Nominating and Corporate Governance and Compensation Committee of Hanmi’s Board of Directors. In addition, Mr. Robinson received, on the date of final approval by bank regulators confirming his appointment as Chief Financial Officer on October 19, 2011, a stock option grant for 50,000 shares of the Hanmi’s common stock, to vest in equal installments over a five year period, and a restricted stock grant of 20,000 shares of Hanmi’s common stock, to vest in equal installments over a five year period. Mr. Robinson will also receive an automobile allowance of $700 per month, cell phone allowance of $100 per month, business and gas cards, and 20 days of paid annual vacation. Additionally, Mr. Robinson will be eligible to participate in the Bank’s standard employee benefits, including its 401(k) Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2011, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

During our most recent fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on March 16, 2011. The following is an additional risk factor and changes to a risk factor previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 that was filed with the SEC on August 9, 2011. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. These risks are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also adversely impact our financial condition, business operations and results of operations.

A failure by the U.S. government to meet the conditions of the August 2011 debt ceiling agreement or to reduce its budget deficit or a further downgrade of U.S. sovereign debt could have a material adverse effect on the availability of financing, our borrowing costs, the liquidity and valuation of securities in our investment portfolio, our financial condition and our results of operations. As widely reported, there continues to be concerns over the ability of the United States government to reduce its budget deficit and resolve its debt crisis. The U.S. sovereign debt was downgraded from AAA to AA+ in August 2011 and continues to be under review for a downgrade of its credit rating to account for the risk that U.S. lawmakers fail to meet the conditions of the August 2011 debt ceiling agreement and/or reduce its overall debt. Any such failures or a downgrade of the U.S. sovereign debt rating could have a material adverse effect both on the U.S. economy and on the global economy. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs. The Bank relies on customer deposits, brokered deposits and advances from the Federal Home Loan Bank to fund operations. The Bank’s financial flexibility will be severely constrained if it is unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If the Bank is required to rely on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs. In this case, profitability would be adversely affected. Any of these factors could negatively impact our borrowing costs and our liquidity, which could have a material adverse impact on our financial condition and our results of operations.

We are subject to the risk that the global credit crisis, despite efforts by global governments to halt that crisis, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results. During the past several years, several large European banks experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts. There is no assurance that these and other plans and programs will be successful in halting the global credit crisis or in preventing other banks from failing. If unsuccessful, this could adversely affect our financing and operations as well as those of the entire banking sector in general.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk. Most of our commercial business and commercial real estate loans are made to small or middle market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our common stock may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank received a waiver from prepayment of the FDIC assessment.

As required by the Dodd-Frank Act, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The Federal Deposit Insurance Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

On February 7, 2011, the FDIC approved a final rule, as mandated by the Dodd-Frank Act, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the Deposit Insurance Fund reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital.

Our FDIC insurance expense totaled $10.5 million for 2010. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

10.1	Separation Agreement, dated October 7, 2011, by and between Hanmi and Mr. Brian Cho (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K with the SEC on October 11, 2011)

10.2	Offer Letter, dated September 12, 2011, by and between Hanmi and Mr. Lonny Robinson

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION

Date:	November 4, 2011	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

		By:	/s/ Lonny D. Robinson
Lonny D. Robinson
Executive Vice President and Chief Financial Officer