Form 10-K
period 2011-12-31
HANMI FINANCIAL CORP
filed 2012-03-14
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      To

Commission File Number:                 000-30421

HANMI FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Wilshire Boulevard, Penthouse Suite A Los Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)

(213) 382-2200

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.008 Par Value	NASDAQ “Global Select Market”

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☒

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $154,053,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of March 1, 2012 was 32,067,095 shares.

Documents Incorporated By Reference Herein: Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2011, is incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K).

HANMI FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Form 10-K other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, our allowance for credit losses and conditions of our loan portfolio, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. You can generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These risks, uncertainties and other factors include, but are not limited to, the following:

•	failure to maintain adequate levels of capital to support our operations;

•	a significant number of customers failing to perform under their loans and other extensions of credit;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	failure to attract or retain deposits and restrictions on taking brokered deposits;

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

For additional information concerning risks we face, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” and “– Capital Resources and Liquidity.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

PART I

ITEM 1.	BUSINESS

General

Hanmi Financial Corporation (“Hanmi Financial,” “we,” “us” or “our”) is a Delaware corporation incorporated on March 14, 2000 to be the holding company for the Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”). Hanmi Financial also elected financial holding company status under the BHCA in 2000. Our principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, and our telephone number is (213) 382-2200.

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

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. At December 31, 2011, the Bank maintained a branch network of 27 full-service branch offices in California and one loan production office (“LPO”) in Washington.

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

The Bank’s revenues are derived primarily from interest and fees on our loans, interest and dividends on our securities portfolio, and service charges on deposit accounts. A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2011		2010		2009
	(In Thousands)
Interest and Fees on Loans	$117,671	77.1%	$137,328	80.8%	$173,318	80.1%
Interest and Dividends on Investments	10,518	6.9%	6,631	3.9%	8,634	4.0%
Other Interest Income	618	0.4%	553	0.3%	2,195	1.0%
Service Charges on Deposit Accounts	12,826	8.4%	14,049	8.3%	17,054	7.9%
Other Non-Interest Income	11,025	7.2%	11,357	6.7%	15,056	7.0%

Total Revenues	$152,658	100.0%	$169,918	100.0%	$216,257	100.0%

Regulatory Enforcement Action

On November 2, 2009, the Board of Directors of the Bank consented to the issuance of a Final Order (the “Final Order”) from the California Department of Financial Institutions (“DFI”). On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (“FRB”). The Final Order and the Written Agreement contain substantially similar provisions. Pursuant to the Final Order and the Written Agreement, the Board of Directors of the Bank prepared and submitted written plans to the DFI and the FRB that addressed the following items: (i) strengthening board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and, with respect to the Written Agreement, of Hanmi Financial; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2010; (viii) improving the Bank’s liquidity position and funds management practices; and (ix) contingency funding.

In addition, the Final Order and the Written Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank and requires the Bank to charge off or collect certain problem loans. The Final Order and the Written Agreement also require the Bank to review and revise its allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and the Bank and Hanmi Financial must obtain prior approval from the FRB prior to declaring and paying dividends. As of December 31, 2011, the Bank is in compliance with all requirements of the Final Order and the Written Agreement, and the Board and management intend to continue their efforts in cooperation with the FRB and the DFI to comply with all provisions in the Final Order and the Written Agreement.

Under the Final Order, the Bank was also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million. The Bank was required to maintain a ratio of tangible stockholders’ equity to total tangible assets as follows:

Date	Ratio of Tangible Stockholders’ Equity to Total Tangible Assets
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Final Order is Terminated	Not Less Than 9.5 Percent

If the Bank was not able to maintain the capital ratios identified in the Final Order, it was required to notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan submitted to the FRB. On July 27, 2010, we completed a registered rights and best efforts public offering of our common stock by which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order, but our ratio of tangible stockholders’ equity to total tangible assets was below 9.5 percent as of December 31, 2010. On November 18, 2011, we completed an underwritten public offering of our common stock by which we raised $77.1 million in net proceeds. As a result, we satisfied the tangible stockholders’ equity to total tangible assets ratio requirement of not less than 9.5 percent set forth in the Final Order as of December 31, 2011. Based on submissions to and consultations with our regulators, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Final Order and the Written Agreement. For a further discussion of the Bank’s capital condition and capital resources, see “Capital Resources and Liquidity.”

Overview of Asset Quality and Liquidity

We have made continuous efforts to improve our asset quality through proactive loan monitoring, accelerated problem loan resolutions, and sales of non-performing assets. In accordance with our liquidity preservation strategy, funds raised from the secondary stock offerings and sales of loans were placed into highly liquid assets. As a result, we maintained a strong liquidity position with $700.4 million in cash and marketable securities as of December 31, 2011.

Significant financial highlights include:

•

The Company’s total risk-based capital ratio improved to 18.66 percent as of December 31, 2011 compared to 12.32 percent as of December 31, 2010. The Bank’s tangible common equity to tangible assets also improved to 12.48 percent as of December 31, 2011 compared to 8.59 percent as of December 31, 2010.

•

Non-performing loans decreased to $52.4 million, or 2.70 percent of total gross loans, as of December 31, 2011 compared to $142.4 million, or 6.38 percent as of December 31, 2010. The coverage ratio of the allowance to non-performing loans increased to 171.71 percent as of December 31, 2011 compared to 102.54 percent as of December 31, 2010.

•

The cost of funds and deposit decreased through changes in the composition of our deposit portfolio. The average funding cost decreased by 29 basis points to 1.41 percent for the year ended December 31, 2011 compared to 1.70 percent for the year ended December 31, 2010. The average deposit cost decreased by 33 basis points to 1.00 percent for the year ended December 31, 2011 compared to 1.33 percent for the year ended December 31, 2010.

•	Net interest margin improved by 13 basis points to 3.68 percent for the year ended December 31, 2011 compared to 3.55 percent for the year ended December 31, 2010.

•

Operating efficiency improved with total overhead costs down 13.2 percent to $84.0 million for the year ended December 31, 2011 from $96.8 million for the year ended December 31, 2010. As a result, the efficiency ratio improved to 67.2 percent for the year December 31, 2011 from 73.7 percent for the year ended December 31, 2010.

Agreement with Woori

On June 15, 2011, Hanmi Financial (the “Company”) and Woori Finance Holdings Co., Ltd. (“Woori”) terminated the Securities Purchase Agreement dated May 25, 2010, as previously amended, by mutual agreement. The Securities Purchase Agreement contemplated a potential private placement of the Company’s common stock to Woori subject to certain terms and conditions.

On June 15, 2011, the Company and Woori entered into a non-binding Memorandum of Business Alliance (the “Memorandum”). The Memorandum sets forth certain proposed mutually beneficial and non-exclusive business alliance programs between the parties. Such programs include: mutual efforts to expand the parties’ international trade finance businesses; mutual efforts to create a correspondent banking relationship for international remittances; exploring ways to provide services to each other’s VIP customers; providing mutual support and assistance in benchmarking studies related to best practices; cooperation and communication in connection with personnel training; sharing of industry and economic information, and information regarding potential capital investments in the Company (when legally permitted); and potential business activities between the companies’ respective subsidiaries.

In our November 2011 underwritten public offering of our common stock, Woori purchased approximately 4.0 percent of our common stock outstanding after the offering.

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

Commercial Property

The Bank offers commercial real estate loans. These loans are generally collateralized by first deeds of trust. For these commercial real estate loans, the Bank generally obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an Appraisal Review Officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Bank first looks to cash flow from the borrower to repay the loan and then to cash flow from other sources. The majority of the properties securing these loans are located in Los Angeles County and Orange County.

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

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has a right to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. The Bank retains the right to service the SBA loans, for which it receives servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2011, the Bank had $122.1 million of SBA loans in its portfolio, and was servicing $218.5 million of SBA loans sold to investors.

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

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of stockholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent on a secured basis. At December 31, 2011, the Bank’s authorized legal lending limits for loans to one borrower were $64.1 million for unsecured loans plus an additional $42.7 million for specific secured loans. However, the Bank has established internal loan limits that are lower than the legal lending limits.

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

The Bank analyzes its allowance for loan losses on a quarterly basis. As an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Financial Institutions (the “DFI”) and/or the Board of Governors of the Federal Reserve System may require the Bank to recognize additions to the allowance for loan losses through a provision for credit losses based upon their assessment of the information available to them at the time of their examinations.

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

Employees

As of December 31, 2011, the Bank had 419 full-time employees and 24 part-time employees, and Chun-Ha and All World had 38 full-time employees and 2 part-time employees. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

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

The U.S. economy has recently been in a downturn. Business activity across a wide range of industries and regions in the U.S. has been reduced. Although economic conditions have improved in certain sectors, real estate remains weak. Local governments and many businesses are still in difficulty due to reduced consumer spending and continued liquidity challenges in the credit markets. In response to this economic downturn and financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially intensify the regulation of the financial services industry.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which became law on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. Dodd-Frank followed other legislative and regulatory initiatives in 2008 and 2009 in response to the economic downturn and financial industry instability. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Dodd-Frank includes, among other things, the following:

(i)	the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

(ii)	expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

(iii)	the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

(iv)	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

(v)	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

(vi)	the termination of investments by the U.S. Treasury under TARP;

(vii)	the elimination and phase out of trust preferred securities (“TRUPS”) from Tier 1 capital with certain exceptions;

(viii)	a permanent increase of FDIC deposit insurance to $250,000 for the full net amount held by depositors in non-interest bearing transaction accounts;

(ix)	authorization for financial institutions to pay interest on business checking accounts;

(x)	changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity and an increase in the minimum insurance ratio for the Deposit Insurance Fund (“DIF”) from 1.15 percent to 1.35 percent;

(xi)	the elimination of remaining barriers to de novo interstate branching by banks;

(xii)	expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

(xiii)	the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and state chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

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

We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation by regulations and in supervisory policies and practices may affect us. Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations to be implemented or which will not become fully effective for several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate (“CRE”) lending or new stress testing guidance for all banks) arising out of these regulations and studies and reports required by Dodd-Frank will not significantly increase our compliance or other operating costs and earnings or otherwise have a significant impact on our business, financial condition and results of operations. Dodd-Frank will likely result in more stringent capital, liquidity and leverage requirements on us and may otherwise adversely affect our business. For example, the provisions that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of Hanmi Financial and the Bank could require Hanmi Financial and the Bank to seek other sources of capital in the future.

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

On April 14, 2011, the Federal Deposit Insurance Corporation (the “FDIC”), the Board of Governors of the Federal Reserve System (the “Board”) and other federal regulators, jointly published proposed regulations to implement Section 956 of the Dodd-Frank for covered financial institutions, including bank holding companies, with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements those encourages inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed regulations would modify existing compensation standards by 1) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions (generally banks and bank holding companies with $10 billion or more in assets); 2) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; 3) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; 4) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and 5) requiring annual reports on incentive compensation structures to the institution’s appropriate Federal regulator.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve in the aftermath of the economic downturn. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Hanmi Financial and the Bank to hire, retain and motivate key employees.

The Small Business Jobs Act of 2010

The Small Business Jobs Act of 2010 makes available up to $30 billion of funds for preferred stock capital investments by the U.S. Treasury in banks with less than $10 billion assets as of December 31, 2009 through the Small Business Lending Fund (“SBLF”). Banks with up to $1 billion assets may apply for up to 5 percent and banks with more than $1 billion in assets, but less than $10 billion, may apply for up to 3 percent of their risk-weighted assets. In some cases, preferred stock issued under the SBLF may be exchanged for preferred stock issued to the U.S. Treasury for TARP CPP funds. Banks on or recently removed from the FDIC problem bank list may not apply and banks with other supervisory problems or enforcement actions may be required to raise matching capital or may have their application denied. The new law provides that the term of the preferred stock is a maximum of 10 years and that the capital is to receive Tier 1 treatment. The interest rate on the preferred stock starts at 5 percent and may later range between 1 percent and 9 percent, depending on, among other things, the amount of qualifying small business loans which the recipient bank makes. The Bank has not participated in the SBLF.

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

Supervision and Regulation

General

We are extensively regulated under both federal and certain state laws. Regulation and supervision by the federal and state banking agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund administered by the FDIC, and not for the benefit of stockholders. Set forth below is a summary description of the principal laws and regulations that relate to our operations. These descriptions are qualified in their entirety by reference to the applicable laws and regulations.

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

•

approve acquisitions of more than 5 percent of the voting shares of another bank and mergers with other banks or savings institutions and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

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

The Federal Reserve’s view is that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action” including obtaining a guarantee by the bank holding company of a capital plan for and undercapitalized bank subsidiaries. See “Prompt Corrective Action Regulations” below. Additionally, if a bank holding company has more than one bank subsidiary, the FDI Act provides that each subsidiary bank may have “cross-guaranty” liability for any loss incurred by the FDIC in connection with the failure of another commonly-controlled bank.

Because Hanmi Financial is a legal entity separate and distinct from the Bank, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank would be entitled to a priority of payment over the claims of holders of any obligation of the Bank to its stockholders, including any depository institution holding company (such as Hanmi Financial) or any stockholder or creditor of such holding company. In the event of a bank holding company’s bankruptcy under Chapter 11 of the United States Bankruptcy Code, the trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

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

Capital Adequacy Requirements

At December 31, 2011, Hanmi Financial and the Bank’s capital ratios exceeded the minimum percentage requirements to be deemed “well capitalized” for regulatory purposes. See “Notes to Consolidated Financial Statements, Note 1 – Regulatory Matters.” The regulatory capital guidelines and the actual capital ratios for Hanmi Financial and the Bank as of December 31, 2011, were as follows:

	Regulatory Capital Guidelines		Actual
	Adequately Capitalized	Well Capitalized	Hanmi Financial	Hanmi Bank
Total Risk-Based Capital Ratio	8.00%	10.00%	18.66%	17.57%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	17.36%	16.28%
Tier 1 Leverage Ratio	4.00%	5.00%	13.34%	12.50%

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

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10 percent, 6 percent and 5 percent, respectively. At December 31, 2011, the respective capital ratios of Hanmi Financial and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

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

Hanmi Financial and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3 percent. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3 percent minimum, for a minimum of 4 percent to 5 percent. As of December 31, 2011, the Hanmi Financial’s leverage capital ratio was 13.34 percent, and the Bank’s leverage capital ratio was 12.50 percent, both ratios exceeding regulatory minimums.

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

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5 percent of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all, or substantially all, of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25 percent (5 percent in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a “controlling influence” over the company.

Cross-guarantees

Under the Federal Deposit Insurance Act (”FDIA”), a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently the only FDIC-insured depository institution subsidiary of Hanmi Financial.

Because Hanmi Financial is a legal entity separate and distinct from the Bank, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank would be entitled to a priority of payment over the claims of holders of any obligation of the Bank to its stockholders, including any depository institution holding company (such as Hanmi Financial) or any stockholder or creditor of such holding company.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure to stockholders of internal control reports and assessments by management regarding financial reporting.

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

The Bank

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the DFI and by the FRB, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and federal banking regulations including Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers directors and principal stockholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties.

Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Section 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions

Pursuant to the FDI Act and the Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or by non-bank subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

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

Broker Deposits

Under the FDI Act, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2011, in compliance with the FRB Written Agreement, the Bank had no brokered deposits.

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

Federal Home Loan Bank System

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100 percent of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances). At December 31, 2011, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $22.9 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2011 were $402.2 million and $398.9 million, respectively.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2011, the Bank was in compliance with these requirements.

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

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0 percent, a Tier 1 risk-based capital ratio of less than 4.0 percent, or a leverage ratio of less than 4.0 percent; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0 percent, a Tier 1 risk-based capital ratio of less than 3.0 percent, or a leverage ratio of less than 3.0 percent; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0 percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0 percent of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000, and all non-interest-bearing transaction accounts are insured. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s DIF was substantially depleted and the FDIC has incurred substantially increased operating costs.

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

As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 million; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2 percent of insured deposits by 2027.

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the Deposit Insurance Fund reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the Deposit Insurance Fund reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the Deposit Insurance Fund than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital. The new rule took effect for the quarter beginning April 1, 2011.

Our FDIC insurance expense totaled $6.3 million for 2011. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rate, which is determined quarterly, was 0.00165% of insured deposits for the year ended December 31, 2011. The total FICO assessment in 2011 was $157,000.

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

The powers of the Board of Directors of the Bank to declare a cash dividend to its holding company is subject to California law as set forth in the Financial Code, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI, in an amount not exceeding the greatest of: 1) retained earnings of the bank; 2) the net income of the bank for its last fiscal year; or 3) the net income of the bank for its current fiscal year. Due to the Bank’s retained deficit of $218.6 million as of December 31, 2011, the Bank is restricted under the Financial Code from making dividends to Hanmi Financial without the prior approval of the DFI. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends” for a further discussion of restrictions on the Bank’s ability to pay dividends to Hanmi Financial.

Under the terms of the FRB Written Agreement and the DFI Final Order, the Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the FRB and DFI, and the Bank and Hanmi Financial must obtain prior approval from the FRB and DFI prior to declaring and paying dividends.

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

Together with the other information on the risks we face and our management of risk contained in this Annual Report on Form 10-K (this “Report”) or in our other SEC filings, the following presents significant risks that may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also adversely impact our financial condition, business operations and results of operations.

Risks Relating to our Business

Our operations and regulatory capital needs require us to enhance our capital position in the near term and may also require us to raise additional capital in the future. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. As part of the Final Order, the Bank was required to increase its capital prior to certain dates, and is required to maintain certain regulatory capital ratios, as specified in the Final Order. The Bank is required to maintain a ratio of tangible stockholders’ equity to total tangible assets as follows:

Date	Ratio of Tangible Stockholders’ Equity to Total Tangible Assets
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Final Order is Terminated	Not Less Than 9.5 Percent

At December 31, 2011, the Bank had a tangible stockholders’ equity to total tangible assets ratio of 12.48 percent. Accordingly, we are in compliance with the Final Order. Pursuant to the Written Agreement, we were also required to increase, and are required to maintain, sufficient capital at the Company and at the Bank that is satisfactory to the Federal Reserve Bank. Should our asset quality erode and require significant additional provision for credit losses, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital to satisfy our agreements with the regulators and any future regulatory orders or agreements we may be subject to.

The Bank is subject to additional regulatory oversight as a result of a formal regulatory enforcement action issued by the Federal Reserve Bank and the California Department of Financial Institutions. On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Final Order from the California Department Financial Institutions. On the same date, we and the Bank entered into the Written Agreement with the Federal Reserve Bank. Under the terms of the Final Order and the Written Agreement, the Bank is required to implement certain corrective and remedial measures under strict time frames.

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

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels were to decline. We cannot provide any assurance that our total risk-based capital ratio or other regulatory capital ratios will not decline in the future such that the Bank may be considered to be “undercapitalized” for regulatory purposes. If a state member bank, like the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve Bank. Pursuant to Federal Deposit Insurance Corporation Improvement Act, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve Bank of a capital restoration plan for the bank. Pursuant to Section 38 of the Federal Deposit Insurance Act and Federal Reserve Board Regulation H, the Bank was previously required to submit a capital restoration plan to the Federal Reserve Bank that must be guaranteed by the Company as a result of the previous decline in the Bank’s capital position. the Bank is also subject to other restrictions pursuant to Section 38 and Federal Reserve Board Regulation H, including restrictions on dividends, asset growth and expansion through acquisitions, branching or new lines of business and is prohibited from paying certain management fees until its improving capital ratios are deemed satisfactory by its regulators. The Federal Reserve Bank also has the discretion to impose certain other corrective actions pursuant to Section 38 and Regulation H.

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

We may be required to make additional provisions for credit losses and charge off additional loans in the future, which could adversely affect our results of operations and capital levels. There has been a general slowdown in the economy and in particular, in the housing market in areas of Southern California where a majority of our loan customers are based, along with high unemployment. This slowdown reflects declining prices and excess inventories of homes to be sold, which has contributed to a financial strain on homebuilders and suppliers, as well as an overall decrease in the collateral value of real estate securing loans. As of December 31, 2011, we had $749.9 million in real estate loans. Continuing deterioration in the real estate market generally and in the residential property and construction segment in particular, along with high levels of unemployment, could result in additional loan charge-offs and provisions for credit losses in the future, which could have an adverse effect on our net income and capital levels.

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

Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. The Bank’s operations are located primarily in Los Angeles and Orange counties. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. The continued deterioration in economic conditions in the Bank’s market areas, continued high unemployment or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.

Our concentration in loans collateralized by commercial real estate property located primarily in Southern California could have adverse effects on credit quality. As of December 31, 2011, the Bank’s loan portfolio included commercial property, construction, and commercial and industrial loans, which were collateralized by commercial real estate properties located primarily in Southern California, amounting to $1.6 billion, or 83.1 percent of total gross loans. Because of this concentration, a potential deterioration of the commercial real estate market in Southern California could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans. Among the factors that could contribute to such a potential decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2011, the Bank’s loan portfolio included loans to: 1) lessors of non-residential buildings totaling $380.7 million, or 19.6 percent of total gross loans; 2) borrowers in the accommodation industry totaling $283.6 million, or 14.6 percent of total gross loans; and 3) gas stations totaling $260.1 million, or 13.4 percent of total gross loans. Most of these loans are in Southern California. Because of these concentrations of loans in specific industries, a continued deterioration of the Southern California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences for the Bank.

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

We may still be subject to continued regulatory scrutiny. Even with the completion of the underwritten public offering of our common stock by which we raised $77.1 million in net proceeds in November 2011, and the satisfaction of the capital ratio requirements set forth in the regulatory agreements and orders we have entered into, we cannot assure you whether or when such regulatory agreements and orders will be lifted or terminated. Even if they are lifted or terminated in whole or in part, we may still be subject to supervisory enforcement actions that restrict our activities.

Difficult economic and market conditions have adversely affected our industry. Declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

Instability in domestic and international financial markets could adversely affect us Global capital markets and economic conditions are still unstable and the resulting disruption has been particularly acute in the financial sector. As the European credit crisis continues, with the bailout of Greece, and problems in other countries such as Italy and Spain, there is a growing risk to the financial condition and stability of major European banks. During the past several years, several large European bank experienced financial difficulty and were either rescued by government assistance of by other large European banks.

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

If a significant number of borrowers, guarantors or related parties fail to perform as required by the terms of their loans, we could sustain losses. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors or related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believe are appropriate to limit this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio.

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

Additional requirements imposed by the Dodd-Frank Act and other regulations could adversely affect us. Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. Dodd-Frank, adopted in July 2010, sets out sweeping regulatory changes. Changes imposed by the Dodd-Frank include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection. Certain provisions are effective immediately; however, much of the Financial Reform Act is subject to further rulemaking and/or studies. As such, while we are subject to the legislation, we cannot fully assess the impact of the Dodd-Frank until final rules are implemented, which depending on the rule, could be within six to twenty four months from the enactment of the Dodd-Frank, or later.

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

Our Tier 1 risk-based capital will be negatively impacted by the Collins Amendment provisions of the Dodd-Frank Act. The Collins Amendment provision of the Dodd-Frank Act imposes increased capital requirements in the future. The Collins Amendment also requires federal banking regulators to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions, bank and thrift holding companies, and systemically important nonbank financial companies. These capital requirements must not be less than the Generally Applicable Risk Based Capital Requirements and the Generally Applicable Leverage Capital Requirements as of July 21, 2010, and must not be quantitatively lower than the requirements that were in effect for insured depository institution as of July 21, 2010. The Collins Amendment defines Generally Applicable Risk Based Capital Requirements and Generally Applicable Leverage Capital Requirements to mean the risk-based capital requirements and minimum ratios of Tier 1 risk-based capital to average total assets, respectively, established by the appropriate federal banking agencies to apply to insured depository institutions under the Prompt Corrective Action provisions, regardless of total consolidated asset size or foreign financial exposure. Over a three-year phase-out period effective January 1, 2013, trust preferred securities will no longer qualify as Tier 1 risk-based capital for certain bank holding companies, including us.

The Consumer Financial Protection Bureau. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“Bureau”) within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau, and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions, including the Bank.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the greatly increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank received a waiver from prepayment of the FDIC assessment.

As required by the Dodd-Frank Act, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The Federal Deposit Insurance Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2 percent of insured deposits by 2027.

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

Our FDIC insurance expense totaled $6.3 million for 2011. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

The impact of the new Basel III capital standards will likely impose enhanced capital adequacy standards on us. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III, which were approved in November 2010 by the G20 leadership. Basel III increases the minimum Tier 1 common equity ratio to 4.5 percent, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7 percent. Basel III increases the minimum Tier 1 capital ratio to 8.5 percent inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5 percent inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5 percent of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to us and the Bank which will increase our capital requirements and compliance costs.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, and finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. Failure to attract or retain such employees could have a material adverse effect on our financial condition and results of operations.

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

Our ability to use some or all of our net operating loss carryforwards may be impaired. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s NOLs, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5 percent of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change NOLs and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.”

Risks Relating to Ownership of Our Common Stock

The Bank is currently restricted from paying dividends to us and we are restricted from paying dividends to stockholders and from making any payments on our trust preferred securities. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank currently has a retained deficit of $218.6 million as of December 31, 2011 and has suffered net losses in 2010, 2009 and 2008, largely caused by provision for credit losses and goodwill impairments. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to us, with or without Commissioner approval. In addition, the Bank is prohibited from paying dividends to us unless it receives prior regulatory approval. Furthermore, we agreed that we will not pay any dividends or make any payments on our outstanding $82.4 million of trust preferred securities or any other capital distributions without the prior written consent of the Federal Reserve Bank.

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors identified above in “Cautionary Note Regarding Forward-Looking Statements.” Current levels of market volatility are unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation and potential delisting from the NASDAQ.

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

In addition, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of December 31, 2011, 383,361 shares of our common stock were issuable under options granted in connection with our stock option plans and stock warrants issued in connection with the registered rights and best efforts offerings. In addition, 183,920 shares of our common stock are reserved for future issuance to directors, officers and employees under our stock option plans. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

Furthermore, as of December 31, 2011, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to an additional 32,500,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.

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

Holders of our junior subordinated debentures have rights that are senior to those of our stockholders. As of December 31, 2011, we had outstanding $82.4 million of trust preferred securities issued by our subsidiary trusts. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The junior subordinated debentures underlying the trust preferred securities are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. We commenced deferring distributions on the junior subordinated debentures (and the related trust preferred securities) with the payment that was due on January 15, 2009.

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

The following table sets forth information about our offices as of December 31, 2011:

Office	Address	City/State	Owned/ Leased
Corporate Headquarters (1)	3660 Wilshire Boulevard, Penthouse Suite A	Los Angeles, CA	Leased
Branches:
Beverly Hills Branch	9300 Wilshire Boulevard, Suite 101	Beverly Hills, CA	Leased
Cerritos – Artesia Branch	11754 East Artesia Boulevard	Artesia, CA	Leased
Cerritos – South Branch	11900 South Street, Suite 109	Cerritos, CA	Leased
Downtown – Los Angeles Branch	950 South Los Angeles Street	Los Angeles, CA	Leased
Diamond Bar Branch	1101 Brea Canyon Road, Suite A-1	Diamond Bar, CA	Leased
Fashion District Branch	726 East 12th Street, Suite 211	Los Angeles, CA	Leased
Fullerton – Beach Branch	5245 Beach Boulevard	Buena Park, CA	Leased
Garden Grove – Brookhurst Branch	9820 Garden Grove Boulevard	Garden Grove, CA	Owned
Garden Grove – Magnolia Branch	9122 Garden Grove Boulevard	Garden Grove, CA	Owned
Gardena Branch	2001 West Redondo Beach Boulevard	Gardena, CA	Leased
Irvine Branch	14474 Culver Drive, Suite D	Irvine, CA	Leased
Koreatown Galleria Branch	3250 West Olympic Boulevard, Suite 200	Los Angeles, CA	Leased
Koreatown Plaza Branch	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
Northridge Branch	10180 Reseda Boulevard	Northridge, CA	Leased
Olympic Branch (2)	3737 West Olympic Boulevard	Los Angeles, CA	Owned
Olympic – Kingsley Branch	3099 West Olympic Boulevard	Los Angeles, CA	Owned
Rancho Cucamonga Branch	9759 Baseline Road	Rancho Cucamonga, CA	Leased
Rowland Heights Branch	18720 East Colima Road	Rowland Heights, CA	Leased
San Diego Branch	4637 Convoy Street, Suite 101	San Diego, CA	Leased
San Francisco Branch	1469 Webster Street	San Francisco, CA	Leased
Silicon Valley Branch	2765 El Camino Real	Santa Clara, CA	Leased
Torrance – Crenshaw Branch	2370 Crenshaw Boulevard, Suite H	Torrance, CA	Leased
Torrance – Del Amo Mall Branch	21838 Hawthorne Boulevard	Torrance, CA	Leased
Van Nuys Branch	14427 Sherman Way	Van Nuys, CA	Leased
Vermont Branch (3)	933 South Vermont Avenue	Los Angeles, CA	Owned
Western Branch	120 South Western Avenue	Los Angeles, CA	Leased
Wilshire – Hobart Branch	3660 Wilshire Boulevard, Suite 103	Los Angeles, CA	Leased
Departments:
Commercial Loan Department (1)	3660 Wilshire Boulevard, Suite 1050	Los Angeles, CA	Leased
Consumer Loan Center (1)	3660 Wilshire Boulevard, Suite 424	Los Angeles, CA	Leased
Private Banking Department (1)	3737 West Olympic Boulevard	Los Angeles, CA	Leased
International Finance Department (1)	933 South Vermont Avenue, 2nd Floor	Los Angeles, CA	Leased
SBA Loan Center (1)	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
LPOs and Subsidiaries:
Northwest Region LPO (1)	500 108th Avenue NE, Suite 1760	Bellevue, WA	Leased
Chun-Ha/All World (1)	12912 Brookhurst Street, Suite 480	Garden Grove, CA	Leased
Chun-Ha (1)	3225 Wilshire Boulevard, Suite 1806	Los Angeles, CA	Leased

(1)	Deposits are not accepted at this facility.

(2)	Training Facility is also located at this facility.

(3)	Administrative offices are also located at this facility.

As of December 31, 2011, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $16.6 million. Our lease expense was $5.6 million for the year ended December 31, 2011. Hanmi Financial and its subsidiaries consider their present facilities to be sufficient for their current operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported on the Nasdaq Global Select Market under the symbol “HAFC”:

	High	Low	Cash Dividend
2011:
Fourth Quarter	$8.56	$6.48	—
Third Quarter	$10.00	$6.40	—
Second Quarter	$11.44	$6.64	—
First Quarter	$11.44	$8.80	—
2010:
Fourth Quarter	$10.24	$6.88	—
Third Quarter	$13.60	$9.36	—
Second Quarter	$34.08	$10.08	—
First Quarter	$22.64	$8.16	—

Holders

Hanmi Financial had 575 registered stockholders of record as of February 1, 2012.

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

As a result of the net loss incurred by the Bank in recent years, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction set forth in Section 642, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions. The Bank had a retained deficit of $218.6 million as of December 31, 2011 and is not able to pay dividends under Section 643.

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

	December 31,
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Hanmi Financial Corporation	$100.00	$38.93	$9.43	$5.49	$5.27	$4.24
NASDAQ Composite	$100.00	$110.66	$66.42	$96.54	$114.06	$113.16
S&P 500 Financials	$100.00	$81.37	$36.36	$42.62	$47.79	$39.64
SNL Bank $1B-$5B Index	$100.00	$72.84	$60.42	$43.31	$49.09	$44.77

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2011, there were no purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates. As of December 31, 2011, there was no current plan authorizing purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five years ended December 31, 2011 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except for Per Share Data)
SUMMARY STATEMENTS OF OPERATIONS:
Interest and Dividend Income	$128,807	$144,512	$184,147	$238,183	$280,896
Interest Expense	27,630	38,638	82,918	103,782	129,110

Net Interest Income Before Provision for Credit Losses	101,177	105,874	101,229	134,401	151,786
Provision for Credit Losses	12,100	122,496	196,387	75,676	38,323
Non-Interest Income	23,851	25,406	32,110	32,854	40,006
Non-Interest Expense	84,048	96,805	90,354	195,027	189,929

Income (Loss) Before Provision (Benefit) for Income Taxes	28,880	(88,021)	(153,402)	(103,448)	(36,460)
Provision (Benefit) for Income Taxes	733	(12)	(31,125)	(1,355)	24,302

NET INCOME (LOSS)	$28,147	$(88,009)	$(122,277)	$(102,093)	$(60,762)

SUMMARY BALANCE SHEETS:
Cash and Cash Equivalents	$201,683	$249,720	$154,110	$215,947	$122,398
Total Investment Securities	441,604	413,963	133,289	197,117	350,457
Net Loans (1)	1,871,607	2,121,067	2,674,064	3,291,125	3,241,097
Total Assets	2,744,824	2,907,148	3,162,706	3,875,816	3,983,657
Total Deposits	2,344,910	2,466,721	2,749,327	3,070,080	3,001,699
Total Liabilities	2,459,216	2,733,892	3,012,962	3,611,901	3,613,101
Total Stockholders’ Equity	285,608	173,256	149,744	263,915	370,556
Tangible Equity	284,075	171,023	146,362	258,965	256,548
Average Net Loans (1)	1,995,313	2,368,369	3,044,395	3,276,142	3,049,775
Average Investment Securities	446,198	215,280	188,325	271,802	368,144
Average Interest-Earning Assets	2,752,696	2,981,878	3,611,009	3,653,720	3,494,758
Average Total Assets	2,787,707	2,998,507	3,717,179	3,866,856	3,882,891
Average Deposits	2,404,655	2,587,686	3,109,322	2,913,171	2,989,806
Average Borrowings	153,148	243,690	341,514	591,930	355,819
Average Interest-Bearing Liabilities	1,957,077	2,268,954	2,909,014	2,874,470	2,643,296
Average Stockholders’ Equity	200,517	137,968	225,708	323,462	492,637
Average Tangible Equity	198,626	135,171	221,537	264,490	275,036
PER SHARE DATA:
Earnings (Loss) Per Share – Basic (2)	$1.38	$(7.46)	$(20.56)	$(17.84)	$(10.16)
Earnings (Loss) Per Share – Diluted (2)	$1.38	$(7.46)	$(20.56)	$(17.84)	$(10.16)
Book Value Per Share (3)	$9.07	$9.20	$23.44	$46.00	$64.64
Tangible Book Value Per Share (4)	$9.02	$9.04	$22.88	$45.12	$44.72
Cash Dividends Per Share	—	—	—	$0.72	$1.92
Common Shares Outstanding	31,489,201	18,899,799	6,397,799	5,738,194	5,732,618

(1)	Loans receivable, net of allowance for loan losses and deferred loan fees.

(2)

The computation of basic and diluted earnings (loss) per share was adjusted retroactively for all periods presented to reflect the 1-for -8 reverse stock split, which became effective on December 19, 2011.

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding.

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5)	1.01%	-2.94%	-3.29%	-2.64%	-1.56%
Return on Average Stockholders’ Equity (6)	14.04%	-63.79%	-54.17%	-31.56%	-12.33%
Return on Average Tangible Equity (7)	14.17%	-65.11%	-55.19%	-38.60%	-22.09%
Net Interest Spread (8)	3.27%	3.15%	2.28%	2.95%	3.20%
Net Interest Margin (9)	3.68%	3.55%	2.84%	3.72%	4.39%
Efficiency Ratio (10)	67.22%	73.74%	67.76%	116.60%	99.03%
Dividend Payout Ratio (11)	—	—	—	-4.05%	-18.11%
Average Stockholders’ Equity to Average Total Assets	7.19%	4.60%	6.07%	8.36%	12.69%
SELECTED CAPITAL RATIOS:
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	18.66%	12.32%	9.12%	10.79%	10.65%
Hanmi Bank	17.57%	12.22%	9.07%	10.70%	10.59%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	17.36%	10.09%	6.76%	9.52%	9.40%
Hanmi Bank	16.28%	10.91%	7.77%	9.44%	9.34%
Tier 1 Capital to Average Total Assets:
Hanmi Financial	13.34%	7.90%	5.82%	8.93%	8.52%
Hanmi Bank	12.50%	8.55%	6.69%	8.85%	8.47%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (12)	2.70%	7.45%	7.77%	3.62%	1.66%
Non-Performing Assets to Total Assets (13)	1.91%	5.95%	7.76%	3.17%	1.37%
Net Loan Charge-Offs to Average Total Gross Loans	3.25%	4.79%	3.88%	1.38%	0.73%
Allowance for Loan Losses to Total Gross Loans	4.64%	6.55%	5.15%	2.11%	1.33%
Allowance for Loan Losses to Non-Performing Loans	171.71%	102.54%	66.51%	58.23%	80.05%

(5)	Net income (loss) divided by average total assets.

(6)	Net income (loss) divided by average stockholders’ equity.

(7)	Net income (loss) divided by average tangible equity.

(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent

(9)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent

(10)	Total non-interest expense divided by the sum of net interest income before provision for credit losses and total non-interest income.

(11)	Dividends declared per share divided by basic earnings (loss) per share.

(12)	Non-performing loans, excluding loans held for sale, consist of non-accrual loan and loans past due 90 days or more still accruing interest.

(13)	Non-performing assets consist of non-performing loans and other real estate owned.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Average Stockholders’ Equity	$200,517	$137,968	$225,708	$323,462	$492,637
Less Average Goodwill and Average Other Intangible Assets	(1,891)	(2,797)	(4,171)	(58,972)	(217,601)

Average Tangible Equity	198,626	135,171	221,537	264,490	275,036

Return on Average Stockholders’ Equity	14.04%	-63.79%	-54.17%	-31.56%	-12.33%
Effect of Average Goodwill and Average Other Intangible Assets	0.13%	-1.32%	-1.02%	-7.04%	-9.76%

Return on Average Tangible Equity	14.17%	-65.11%	-55.19%	-38.60%	-22.09%

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, Except Per Share Amounts)
Total Stockholders’ Equity	$285,608	$173,256	$149,744	$263,915	$370,556
Less Goodwill and Other Intangible Assets	(1,533)	(2,233)	(3,382)	(4,950)	(114,008)

Tangible Equity	$284,075	$171,023	$146,362	$258,965	$256,548

Book Value Per Share	$9.07	$9.20	$23.44	$46.00	$64.64
Effect of Goodwill and Other Intangible Assets	(0.05)	(0.16)	(0.56)	(0.88)	(19.92)

Tangible Book Value Per Share	$9.02	$9.04	$22.88	$45.12	$44.72

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2011, 2010 and 2009. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

Allowance for Loan Losses

We believe the allowance for loan losses and allowance for off-balance sheet items are critical accounting policies that require significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements. Our allowance for loan losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on 14 segmented loan pools by type and risk rating, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in non-performing loans. Concentration of credit, change of lending management and staff, quality of loan review system, and change in interest rate are other qualitative factors that are considered in our methodologies. See “Financial Condition – Allowance for Loan Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations – Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan losses and allowance for off-balance sheet items.

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

We reclassify certain nonperforming loans to loans held for sale. In such reclassification, we take into consideration of the following factors, but are not limited to;

•	NPL and/or classified status, non-accrual status, and days delinquent;

•	possibility of rehabilitation or workout for the near future and long term earning capability as an asset;

•	number of times the note was modified;

•	overall debt coverage ratio;

•	whether the debt is on troubled debt restructure status;

•	the location of the collateral; and

•	the borrower’s overall financial condition.

The fair value of nonperforming loans held for sale is generally based upon the recent appraisal, quotes, bids or sales contract price which approximate the fair value. Nonperforming loans held for sale are recorded at the lower of cost or fair value.

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

We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment (“OTTI”) to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The determination of OTTI is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for OTTI. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. Our impairment assessment also takes into consideration factor that we do not intend to sell the security and it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

For debt securities, the classification of OTTI depends on whether we intend to sell the security or it more likely than not will be required to sell the security before recovery of its costs basis, and on the nature of the impairment. If we intend to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If we do not intend to sell the security or it is more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition.

The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, that are deemed other-than-temporarily impaired as of December 31, 2011 and 2010. Investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 4 – Investment Securities” presented elsewhere herein.

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

For the year ended December 31, 2011, we decreased the valuation allowance by $10.4 million to record total valuation allowance of $82.3 million and a net deferred tax asset of zero. For the year ended December 31, 2010, we increased the valuation allowance by $47.5 million to record total valuation allowance of $92.7 million and a net deferred tax asset of zero. Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies” and “Note 11 – Income Taxes” presented elsewhere herein.

EXECUTIVE OVERVIEW

For the years ended December 31, 2011, 2010 and 2009, we recognized net income of $28.1 million, and net loss of $88.0 million and $122.3 million, respectively. The increase in net income for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to the lower levels of provision for credit losses of $12.1 million compared to $122.5 million in 2010. The decline in net losses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of lower levels of provision for credit losses of $122.5 million compared to $196.4 million in 2009. For the years ended December 31, 2011, 2010 and 2009, our income per diluted share was $1.38, and loss per diluted share was $(7.46) and $(20.56), respectively.

On July 27, 2010, we completed a registered rights and best efforts public offering of our common stock by which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order and the Bank has met the threshold for being considered “well-capitalized” for regulatory purposes since September 30, 2010. On November 18, 2011, we completed an underwritten public offering of our common stock by which we raised $77.1 million in net proceeds. As a result, we satisfied the tangible stockholders’ equity to total tangible assets ratio requirement of not less than 9.5 percent, set forth in the Final Order as of December 31, 2011. Based on submissions to and consultations with our regulators, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Final Order and the Written Agreement. For a further discussion of the Bank’s capital condition and capital resources, see “Capital Resources and Liquidity.”

We have made continuous efforts to improve our asset quality through proactive loan monitoring, accelerated problem loan resolutions, and sales of non-performing assets. In accordance with our liquidity preservation strategy, funds raised from the secondary stock offerings and sales of loans were placed into highly liquid assets. As a result, we maintained a strong liquidity position with $700.4 million in cash and marketable securities as of December 31, 2011.

Significant financial highlights include:

•

The Company’s total risk-based capital ratio improved to 18.66 percent as of December 31, 2011 compared to 12.32 percent as of December 31, 2010. The Bank’s tangible common equity to tangible assets also improved to 12.48 percent as of December 31, 2011 compared to 8.59 percent as of December 31, 2010.

•

Non-performing loans decreased to $52.4 million, or 2.70 percent of total gross loans, as of December 31, 2011 compared to $142.4 million, or 6.38 percent as of December 31, 2010. The coverage ratio of the allowance to non-performing loans increased to 171.71 percent as of December 31, 2011 compared to 102.54 percent as of December 31, 2010.

•

The cost of funds and deposit decreased through changes in the composition of our deposit portfolio. The average funding cost decreased by 29 basis points to 1.41 percent for the year ended December 31, 2011 compared to 1.70 percent for the year ended December 31, 2010. The average deposit cost decreased by 33 basis points to 1.00 percent for the year ended December 31, 2011 compared to 1.33 percent for the year ended December 31, 2010.

•	Net interest margin improved by 13 basis points to 3.68 percent for the year ended December 31, 2011 compared to 3.55 percent for the year ended December 31, 2010.

•

Operating efficiency improved with total non-interest expense down 13.2 percent to $84.0 million for the year ended December 31, 2011 from $96.8 million for the year ended December 31, 2010. As a result, the efficiency ratio improved to 67.2 percent for the year December 31, 2011 from 73.7 percent for the year ended December 31, 2010.

Outlook for fiscal 2012

For 2012, our priorities will be to enhance our capital position, continue to improve our credit quality and to comply fully with all of the requirements of the Final Order and the Written Agreement.

We believe that our proactive initiatives to manage credit risk exposure have resulted in improvement of our asset quality over the past several quarters. We are committed to refine our credit risk management systems to meet the challenges of our changing economic environment.

Based on our current liquidity position, we have begun to consider strategic changes. We are currently planning to develop innovative new products and services as well as generate quality new loans to expand our existing customer base with the goal of improving our profitability. Based on our current liquidity position, we have begun to consider strategic changes. We are currently planning to develop innovative new products and services as well as generate quality new loans to expand our existing customer base with the goal of improving our profitability. In the event that the Final Order and the Written Agreement are lifted, we intend to pay interest in arrears on our outstanding junior subordinated debentures to bring them current.

We continue to evaluate available options to enhance our capital position. Responding to the rapidly changing economy, additional capital from alternative sources may be necessary to provide us with adequate capital resources to support our business, our level of problem assets and our operations.

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

	For The Year Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
				(In Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net (1)	$2,114,546	$117,671	5.56%	$2,544,472	$137,328	5.40%	$3,157,133	$173,318	5.49%
Municipal Securities:
Taxable	21,740	884	4.07%	3,746	189	5.05%	—	—	0.00%
Tax – Exempt (2)	6,544	332	5.07%	6,909	346	5.01%	54,448	3,543	6.51%
Obligations of Other U.S. Government Agencies	121,961	1,963	1.61%	69,112	1,952	2.82%	24,417	1,108	4.54%
Other Debt Securities	295,953	6,921	2.34%	135,513	3,733	2.75%	109,460	4,568	4.17%
Equity Securities	33,573	534	1.59%	37,437	532	1.42%	41,399	656	1.58%
Federal Funds Sold	5,857	27	0.46%	10,346	52	0.50%	84,363	326	0.39%
Term Federal Funds Sold	38,693	276	0.71%	8,342	33	0.40%	95,822	1,718	1.79%
Interest-Bearing Deposits	113,829	315	0.28%	166,001	468	0.28%	43,967	151	0.34%

Total Interest-Earning Assets	2,752,696	128,923	4.68%	2,981,878	144,633	4.85%	3,611,009	185,388	5.13%

Noninterest-Earning Assets:
Cash and Cash Equivalents	68,255			67,492			71,448
Allowance for Loan Losses	(119,233)			(176,103)			(112,738)
Other Assets	85,989			125,240			147,460

Total Noninterest-Earning Assets	35,011			16,629			106,170

TOTAL ASSETS	$2,787,707			$2,998,507			$3,717,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$109,272	2,757	2.52%	$119,754	3,439	2.87%	$91,089	2,328	2.56%
Money Market Checking and NOW Accounts	465,840	3,461	0.74%	464,864	4,936	1.06%	507,619	9,786	1.93%
Time Deposits of $100,000 or More	913,643	13,855	1.52%	1,069,600	19,529	1.83%	1,051,994	34,807	3.31%
Other Time Deposits	315,174	3,885	1.23%	371,046	6,504	1.75%	916,798	29,325	3.20%
Federal Home Loan Bank Advances	66,191	662	1.00%	158,531	1,366	0.86%	257,529	3,399	1.32%
Other Borrowings	4,551	95	2.09%	2,753	53	1.93%	1,579	2	0.13%
Junior Subordinated Debentures	82,406	2,915	3.54%	82,406	2,811	3.41%	82,406	3,271	3.97%

Total Interest-Bearing Liabilities	1,957,077	27,630	1.41%	2,268,954	38,638	1.70%	2,909,014	82,918	2.85%

Noninterest-Bearing Liabilities:
Demand Deposits	600,726			562,422			541,822
Other Liabilities	29,387			29,163			40,635

Total Noninterest-Bearing Liabilities	630,113			591,585			582,457

Total Liabilities	2,587,190			2,860,539			3,491,471
Stockholders’ Equity	200,517			137,968			225,708

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,787,707			$2,998,507			$3,717,179

NET INTEREST INCOME		$101,293			$105,995			$102,470

NET INTEREST SPREAD (3)			3.27%			3.15%			2.28%

NET INTEREST MARGIN (4)			3.68%			3.55%			2.84%

(1)

Average balances for loans include non-accrual loans and net of deferred fees and related direct costs. Loan fees have been included in the calculation of interest income. Loan fees were $2.0 million, $1.8 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (“Volume”) or changes in average daily interest rates (“Rate”). The variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each.

	Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(21,995)	$2,338	$(19,657)	$(33,111)	$(2,879)	$(35,990)
Municipal Securities:
Taxable	739	(44)	695	189	—	189
Tax – Exempt	(19)	5	(14)	(2,530)	(667)	(3,197)
Obligations of Other U.S. Government Agencies	1,082	(1,071)	11	1,393	(549)	844
Other Debt Securities	3,828	(640)	3,188	935	(1,770)	(835)
Equity Securities	(58)	60	2	(60)	(64)	(124)
Federal Funds Sold	(21)	(4)	(25)	(350)	76	(274)
Term Federal Funds Sold	198	45	243	(909)	(776)	(1,685)
Interest-Earning Deposits	(144)	(9)	(153)	349	(32)	317

Total Interest and Dividend Income	(16,390)	680	(15,710)	(34,094)	(6,661)	(40,755)

Interest Expense:
Savings	(286)	(396)	(682)	798	313	1,111
Money Market Checking and NOW Accounts	5	(1,480)	(1,475)	(766)	(4,084)	(4,850)
Time Deposits of $100,000 or More	(2,626)	(3,048)	(5,674)	574	(15,852)	(15,278)
Other Time Deposits	(882)	(1,737)	(2,619)	(12,972)	(9,849)	(22,821)
Federal Home Loan Bank Advances	(809)	105	(704)	(1,068)	(965)	(2,033)
Other Borrowings	38	4	42	2	49	51
Junior Subordinated Debentures	—	104	104	—	(460)	(460)

Total Interest Expense	(4,560)	(6,448)	(11,008)	(13,432)	(30,848)	(44,280)

Change in Net Interest Income	$(11,830)	$7,128	$(4,702)	$(20,662)	$24,187	$3,525

For the years ended December 31, 2011, 2010 and 2009, net interest income before provision for credit losses on a tax-equivalent basis was $101.3 million, $106.0 million and $102.5 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2011 were 3.27 percent and 3.68 percent, respectively, compared to 3.15 percent and 3.55 percent, respectively, for the year ended December 31, 2010 and 2.28 percent and 2.84 percent, respectively, for the year ended December 31, 2009. The decrease in net interest income in 2011 as compared to 2010 was primarily due to the decrease in volume of loans and lower yield on investment securities, which was partially offset by the higher yield on loans and the lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through the changes in the composition of our deposit portfolio. The increase in net interest income in 2010 as compared to 2009 was primarily due to lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through the changes in the composition of our deposit portfolio, which was partially offset by the lower volume of loans.

Average loans were $2.11 billion in 2011, as compared with $2.54 billion in 2010 and $3.16 billion in 2009, representing a decrease of 16.9 percent and a decrease of 19.4 percent in 2011 and 2010, respectively. Average interest-earning assets were $2.75 billion in 2011, as compared with $2.98 billion in 2010 and $3.61 billion in

2009, representing a decrease of 7.7 percent and a decrease of 17.4 percent in 2011 and 2010, respectively. The $229.2 million decrease in average interest earning assets in 2011 was a direct result of our deleveraging strategy implemented since early 2009. Average investment securities were $446.2 million in 2011, as compared with $215.3 million in 2010 and $188.3 million in 2009, representing an increase of 107.3 percent and an increase of 14.3 percent in 2011 and 2010, respectively. Despite significant pressure on yields on interest-earning assets, the increase in investment securities in 2011 was due to the increased investment in short-term instruments to maintain a strong level of liquidity. Consistent with the balance sheet deleveraging strategy implemented in early 2009, the average interest-bearing liabilities decreased by $311.9 million in 2011 as compared to 2010. Average FHLB advances were $66.2 million in 2011, as compared with $158.5 million in 2010 and $257.5 million in 2009, representing a decrease of 58.2 percent and a decrease of 38.4 percent in 2011 and 2010, respectively.

The average yield on interest-earning assets decreased by 17 basis points to 4.68 percent in 2011, after a 28 basis point decrease in 2010 to 4.85 percent from 5.13 percent in 2009, primarily due to lower yields on investment securities, which was partially offset by an increase in loan portfolio yield. The average investment yield decreased by 63 basis points to 2.26 percent in 2011, compared to 2.89 percent in 2010 due to the current low interest rate environment. The average loan yield increased by 16 basis points to 5.56 percent in 2011, after a 9 basis point decrease in 2010 to 5.40 percent from 5.49 percent in 2009, reflecting a decrease in our overall level of nonaccrual loans. Our interest income forgone on impaired loans decreased by $8.5 million, or 91.0 percent from $9.4 million in 2010 to $844,000 in 2011. In 2009, the interest income forgone on nonaccrual loans was $7.9 million. The average cost on interest-bearing liabilities decreased by 29 basis points to 1.41 percent in 2011, compared to a decrease of 115 basis points to 1.70 percent in 2010 from 2.85 percent in 2009. These decreases were primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. During the first six months of 2010, total brokered deposits of $203.5 million matured. Since then, we had no brokered deposits.

For the year ended December 31, 2011, interest income decreased 10.9 percent to $128.8 million from $144.6 million for the year ended December 31, 2010, while interest expense decreased 28.5 percent to $27.6 million from $38.6 million for the year ended December 31, 2010. For the year ended December 31, 2010, interest income decreased by 22.0 percent to $144.6 million from $185.4 million for the year ended December 31, 2009, while interest expense decreased 53.4 percent to $38.6 million from $82.9 million for the year ended December 31, 2009.

For the year ended December 31, 2011, net interest income on a tax-equivalent basis decreased by 4.4 percent to $101.3 million compared to $106.0 million for the year ended December 31, 2010, due to the decrease in interest-earning assets and interest earned being larger than the decrease in interest-bearing liabilities and interest paid. For the year ended December 31, 2010, net interest income on a tax-equivalent basis increased by 3.4 percent to $106.0 million, compared to $102.5 million for the year ended December 31, 2009, due to decreases in interest-bearing liabilities and interest paid, partially offset by decrease in average interest-earning assets and interest earned.

Provision for Credit Losses

For the year ended December 31, 2011, the provision for credit losses was $12.1 million, compared to $122.5 million for the year ended December 31, 2010. The decrease in the provision for credit losses is attributable to a decrease in problem loans, and an improvement in asset quality through aggressive management of our problem assets. Net charge-offs decreased by $53.2 million, or 43.6 percent, from $121.9 million for the year ended December 31, 2010 to $68.7 million for the year ended December 31, 2011. Non-performing loans decreased from $142.4 million, or 6.38 percent of total gross loans, as of December 31, 2010 to $52.4 million, or 2.70 percent of total gross loans, as of December 31, 2011. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

For the year ended December 31, 2010, the provision for credit losses was $122.5 million, compared to $196.4 million for the year ended December 31, 2009. The decrease in the provision for credit losses was attributable to decreases in problem loans, and on improvement in asset quality through aggressive management of our problem assets. Net charge-offs decreased by $0.7 million, or 0.6 percent, from $122.6 million for the year ended December 31, 2009 to $121.9 million for the year ended December 31, 2010. Non-performing loans decreased from $219.1 million, or 7.77 percent of total gross loans, as of December 31, 2009 to $169.0 million, or 7.45 percent of total gross loans, as of December 31, 2010.

Non-Interest Income

We earn non-interest income from five major sources: service charges on deposit accounts, insurance commissions, remittance fees, fees generated from international trade finance and other service changes. In addition, we sell certain assets primarily for risk and liquidity management purposes.

The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Service Charges on Deposit Accounts	$12,826	$14,049	$17,054
Insurance Commissions	4,500	4,695	4,492
Remittance Fees	1,925	1,968	2,109
Trade Finance Fees	1,305	1,523	1,956
Other Service Charges and Fees	1,447	1,516	1,810
Bank-Owned Life Insurance Income	939	942	932
Net (Loss) Gain on Sales of Loans	(1,477)	514	1,220
Net Gain on Sales of Investment Securities	1,635	122	1,833
Other-Than-Temporary Impairment Loss on Securities	—	(790)	—
Other Operating Income	751	867	704

Total Non-Interest Income	$23,851	$25,406	$32,110

For the year ended December 31, 2011, non-interest income was $23.9 million, a decrease of $1.6 million or 6.1 percent, from $25.4 million for the year ended December 31, 2010. The decrease in non-interest income for 2011 is primarily attributable to a decrease in service charges on deposit accounts, and an increase in net loss on sales of loans partially offset by a net gain recognized from the sale of investment securities. The service charges on deposit accounts decreased $1.2 million, or 8.7 percent, to $12.8 million for the year ended December 31, 2011 compared to $14.0 million for the year ended December 31, 2010 due to the shrinkage in the deposit portfolio under our deleveraging strategy in the slowed economy. The net loss on sale of loans was $1.5 million compared to the net gain of $514,000 for the year ended December 31, 2010, as a result of our effort to enhance our credit quality through note sales. Approximately, $135.0 million and $119.2 million of impaired loans were sold during 2011 and 2010, respectively. The net gain from the sales of investment securities increased by $1.5 million for the year ended December 31, 2011 to $1.6 million compared to $122,000 for the year ended December 31, 2010. The aforementioned higher level of sales transaction of loans and investment securities in 2011 was a direct result of our balance-sheet deleveraging strategy. The additional liquidity from such sale of assets allowed us to reduce wholesale funds.

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

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Salaries and Employee Benefits	$35,465	$36,730	$33,101
Occupancy and Equipment	10,353	10,773	11,239
Deposit Insurance Premiums and Regulatory Assessments	6,630	10,756	10,418
Data Processing	5,601	5,931	6,297
Other Real Estate Owned Expense	1,620	10,679	5,890
Professional Fees	4,187	3,521	4,099
Advertising and Promotion	2,993	2,394	2,402
Supplies and Communications	2,323	2,302	2,352
Loan-Related Expense	827	1,147	1,947
Amortization of Other Intangible Assets	700	1,149	1,568
Directors and Officers Liability Insurance	2,940	2,865	1,175
Expenses Related to Unconsumated Capital Offering	2,220	—	—
Other Operating Expenses	8,189	8,558	9,866

Total Non-Interest Expense	$84,048	$96,805	$90,354

For the year ended December 31, 2011, non-interest expense was $84.0 million, a decrease of $12.8 million or 13.2 percent, from $96.8 million for the year ended December 31, 2010. The decrease was primarily due to the decreases in OREO expense and deposit insurance premiums and regulatory assessments, partially offset by the expense incurred in relation to an unconsummated capital offering transaction. OREO expense decreased by $9.1 million to $1.6 million for the year ended December 31, 2011 compared to $10.7 million for the year ended December 31, 2010, mainly due to the absence of $8.7 million valuation allowance charged during the prior year and a decrease in maintenance costs related to foreclosed assets. The deposit insurance premiums and regulatory assessments decreased by $4.1 million or 38.4 percent, to $6.6 million compared to $10.8 million for the year ended December 31, 2010, primarily due to the lower assessment rates for the FDIC insurance on deposits. The average assessment rates decreased by 16 basis points to 26 basis points for the year ended December 31, 2011 from 41 basis points for the year ended December 31, 2010, resulting from the improvement in risk categories of the Bank and the Dodd-Frank Act’s changes to FDIC assessment systems in early 2011. Such decreases in non-interest expense was partially offset by the expense of $2.2 million associated with the unconsummated capital offering related to a definitive securities purchase agreement with Woori Finance Holdings Co., Ltd.

For the year ended December 31, 2010, non-interest expense was $96.8 million, an increase of $6.5 million, or 7.1 percent, from $90.4 million for the year ended December 31, 2009. The increase in 2010 was primarily due to the increases in OREO expense, salaries, and employee benefits. OREO expense increased by $4.8 million to $10.7 million in 2010 as compared with $5.9 million in 2009, due primarily to a $5.6 million additional provision for our OREO valuation allowance. Salaries and employee benefits expense for 2010 also increased by $3.6 million, or 11.0 percent, to $36.7 million for 2010 from $33.1 million for 2009 due primarily to a $1.2 million compensation expense for the payments associated with an employee retention plan. Furthermore, the 2009 expense was lower than usual due to the $2.5 million reversal of post-retirement death benefit liabilities upon amendments of our bank-owned life insurance policies. We also had a substantial increase in directors and officers liability insurance premiums due to the change in risk categories of the Bank. Such increases were partially offset by decreases in loan-related expense and other operating expense.

Income Taxes

For the year ended December 31, 2011, a tax provision of $733,000 was recognized on pre-tax income of $28.9 million, representing an effective tax rate of 2.54 percent compared to a tax benefit of $12,000 recognized on pre-tax loss of $88.0 million, representing an effective tax benefit rate of 0.1 percent, for the year ended December 31, 2010, and compared to a tax benefit of $31.1 million recognized on pre-tax losses of $153.4 million, representing an effective tax benefit rate of 20.3 percent, for the year ended December 31, 2009.

For the year ended December 31, 2011, we recognized an income tax credit of $945,000 from qualified low-income housing investments of $5.8 million. An income tax credit of $1.1 million was recognized from $6.5 million and $6.2 million in such investments for each of the tax years of 2010 and 2009, respectively. We intend to continue to make such investments as part of an effort to lower the effective tax rate and to meet our community reinvestment obligations under the CRA.

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

Most of our temporary differences involve recognizing more expenses in our financial statements than we have been allowed to deduct for taxes, and therefore we normally had a net deferred tax asset. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2011, we decreased the valuation allowance by $10.4 million to record total valuation allowance of $82.3 million and a net deferred tax asset of zero. As of December 31, 2010, we increased the valuation allowance by $47.5 million to record total valuation allowance of $92.7 million and a net deferred tax asset of zero.

FINANCIAL CONDITION

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of December 31, 2011, 2010, and 2009. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of December 31, 2011, the investment portfolio was composed primarily of collateralized mortgage obligations, U.S. Government agency securities, mortgage-backed securities, municipal bonds and corporate bonds. Investment securities available for sale were 86.5 percent, 99.8 percent and 99.3 percent of the total investment portfolio as of December 31, 2011, 2010 and 2009, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. Government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2011, 2010 or 2009.

As of December 31, 2011, securities available for sale were $381.9 million, or 13.9 percent of total assets, compared to $413.1 million, or 14.2 percent of total assets, as of December 31, 2010. Securities available for sale decreased in 2011, due mainly to $220.1 million called and matured bonds, $120.9 million sales of securities, and $62.2 million principal paydowns, partially offset by $368.4 million new purchases for the year ended December 31, 2011. In 2011, 2010 and 2009, we purchased $427.6 million, $448.4 million and $89.4 million, respectively, of various types of marketable securities to replenish the portfolio for principal repayments in the form of calls, prepayments and scheduled amortization and to maintain an investment portfolio mix and size consistent with our capital market expectations and asset-liability management strategies.

The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	As of December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities Held to Maturity:
Municipal Bonds	$9,815	$9,867	$696	$696	$696	$696
Municipal Bonds-Tax Exempt	38,797	38,392	—	—	—	—
Mortgage-Backed Securities	3,137	3,128	—	—	—	—
U.S. government Agency Securities	7,993	7,976	149	151	173	175

Total Securities Held to Maturity	$59,742	$59,363	$845	$847	$869	$871

Securities Available for Sale:
Mortgage-Backed Securities (1)	$110,433	$113,005	$108,436	$109,842	$65,218	$66,332
Collateralized Mortgage Obligations	161,214	162,837	139,053	137,193	12,520	12,789
U.S. Government Agency Securities	72,385	72,548	114,066	113,334	33,325	32,763
Municipal Bonds	3,389	3,482	4,388	4,425	7,369	7,359
Municipal Bonds-Tax Exempt	5,901	6,138	18,032	16,603
Corporate Bonds	20,460	19,836	20,449	20,205	—	—
Asset-Backed Securities	—	—	7,115	7,384	8,127	8,188
Other Securities	3,318	3,335	3,305	3,259	3,925	4,195
Equity Securities (2)	647	681	647	873	511	794

Total Securities Available for Sale	$377,747	$381,862	$415,491	$413,118	$130,995	$132,420

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

(2)

Balances presented for amortized cost, representing two corporate bonds, were net of an OTTI charge of $790,000, which was related to a credit loss, as of December 31, 2010. We recorded an OTTI charge of $790,000 to write down the value of one investment security to its fair value during the year ended December 31, 2010.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of December 31, 2011:

	Within One Year		After One Year But Within Five Years		After Five Years Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands)
Collateralized Mortgage Obligations	$14,508	1.76%	$146,704	2.60%	$—	—	$—	—
U.S. Government Agency Securities	—	—	38,141	1.40%	34,243	1.87%	7,995	1.82%
Mortgage-Backed Securities	248	3.92%	105,761	2.51%	7,560	2.54%	—	—
Municipal Bonds (1)	—	—	697	7.06%	29,075	4.14%	28,129	4.51%
Corporate Bonds	—	—	20,460	2.48%	—	—	—	—
Asset-Backed Securities	—	—	—	—	—	—	—	—
Other Securities	3,318	3.04%	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—	647	—

	$18,074	2.02%	$311,763	2.41%	$70,878	2.87%	$36,771	4.51%

(1)	The yield on municipal bonds has been computed on a tax-equivalent basis, using an effective marginal rate of 35 percent.

The amortized cost of mortgage-backed securities and collateralized mortgage obligations are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities may differ from contractual maturities because borrowers have the right to prepay underlying loans without prepayment penalties.

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. We perform periodic reviews for impairment in accordance with FASB ASC 320.

In 2010, we had an investment security in mutual funds (“Special Series A Shares”) with an aggregate carrying value of $925,000. During 2010, the issuer of the Special Series A Shares completed a comprehensive restructuring which resulted in the exchange of our Special Series A Shares into common shares of the issuer. Based on the closing price of the shares at September 30, 2010, we recorded an OTTI charge of $790,000 to write down the value of the investment securities to their fair value.

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2011 and 2010:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
December 31, 2011:
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligation	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Other Securities	1	12	1	41	959	1	42	971	2
Corporate Bonds	41	4,445	2	582	15,391	4	623	19,836	6
Equity Securities	51	85	1	—	—	—	51	85	1

	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

December 31, 2010:
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Collateralized Mortgage Obligation	2,330	99,993	20	—	—	—	2,330	99,993	20
Municipal Bonds	1,440	16,907	11	—	—	—	1,440	16,907	11
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Other Securities	3	1,997	2	43	957	1	46	2,954	3
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

The impairment losses described previously are not included in the table above. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2011 and 2010 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2011. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2011, all of them are issued and guaranteed by governmental sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and no concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as agreed and management believe this will continue in the future and the bonds will be repaid in full as scheduled.

In the opinion of management, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2011 and 2010 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2011 and 2010 are warranted.

Investment securities available for sale with carrying values of $45.8 million and $118.0 million as of December 31, 2011 and 2010, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

Total gross loans decreased by $292.3 million, or 13.1 percent, in 2011 and decreased by $584.5 million, or 20.8 percent in 2010. Total gross loans represented 70.6 percent of total assets at December 31, 2011, compared with 76.7 percent and 89.0 percent at December 31, 2010 and 2009, respectively. The overall decrease in total gross loans is attributable to management’s balance sheet deleveraging strategy, which includes a careful evaluation of credits that are subject to renewal and acceptance of credits that management believes are of high quality, as well as loan charge-offs and transfers to other real estate owned.

Real estate loans were $749.9 million and $852.9 million at December 31, 2011 and 2010, respectively, representing 38.7 percent and 38.2 percent, respectively, of total gross loans. Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are investor-owned, but may be for user-owned purposes. Underwriting guidelines include, among other things, an appraisal in conformity with the USPAP, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California.

Commercial and industrial loans were $1.15 billion and $1.33 billion at December 31, 2011 and 2010, respectively, representing 59.1 percent and 59.5 percent, respectively, of total gross loans. Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity of three to seven years and are extended to finance the purchase of business entities, owner-occupied commercial property, business equipment, leasehold improvements or for permanent working capital. SBA guaranteed loans usually have a longer maturity (5 to 20 years). Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location and their current and target markets.

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated, excluding loans held for sale:

	As of December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Real Estate Loans:
Commercial Property	$663,023	$729,222	$839,598	$908,970	$795,675
Construction	33,976	60,995	126,350	178,783	215,857
Residential Property	52,921	62,645	77,149	92,361	90,065

Total Real Estate Loans	749,920	852,862	1,043,097	1,180,114	1,101,597

Commercial and Industrial Loans:
Commercial Term Loans	944,836	1,118,999	1,420,034	1,611,449	1,599,853
Commercial Lines of Credit	55,770	59,056	101,159	214,699	256,978
SBA Loans	116,192	105,688	134,521	140,989	112,503
International Loans	28,676	44,167	53,488	95,185	119,360

Total Commercial and Industrial Loans	1,145,474	1,327,910	1,709,202	2,062,322	2,088,694

Consumer Loans (1)	43,346	50,300	63,303	83,525	90,449

Total Gross Loans	$1,938,740	$2,231,072	$2,815,602	$3,325,961	$3,280,740

(1)	Consumer loans include home equity lines of credit.

As of December 31, 2011 and December 31, 2010, loans receivable (excluding loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $1.85 billion and $2.08 billion, respectively, a decrease of $235.4 million, or 11.3 percent. Total gross loans decreased by $292.3 million, or 13.1 percent, from $2.23 billion as of December 31, 2010 to $1.94 billion as of December 31, 2011, reflecting the continued implementation of our deleveraging strategy.

During 2011, total new loan production and advances amounted to $504.1 million. For the same period, we experienced decreases in loans totaling $292.3 million, comprised of $538.3 million in principal amortization and payoffs, $78.7 million in charge-offs, $129.7 million in problem loan sales, $45.5 million in SBA loan sales and $4.2 million that were transferred to OREO. The $174.2 million decrease in commercial term loans was attributable to $46.6 million in problem loan sales, $241.2 million in principal amortization and payoffs, $32.7 million in charge-offs, and $309,000 that were transferred to OREO, partially offset by $146.6 million of new loan production, for the year ended December 31, 2011.

Real estate loans, composed of commercial property, construction loans and residential property, decreased $102.9 million, or 12.1 percent, to $749.9 million as of December 31, 2011 from $852.9 million as of December 31, 2010, representing 38.7 percent of total gross loans as of December 31, 2011 and 38.2 percent of total gross loans as of December 31, 2010, respectively. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $182.4 million, or 13.7 percent, to $1.15 billion as of December 31, 2011 from $1.33 billion as of December 31, 2010, representing 59.1 percent of total gross loans as of December 31, 2011 and 60.0 percent of total gross loans as of December 31, 2010. Consumer loans decreased $7.0 million, or 13.8 percent, to $43.3 million as of December 31, 2011 from $50.3 million as of December 31, 2010.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	As of December 31,
	2011	2010	2009	2008	2007
Real Estate Loans:
Commercial Property	34.2%	32.3%	29.8%	27.0%	24.2%
Construction	1.8%	2.8%	4.5%	5.3%	6.6%
Residential Property	2.7%	2.7%	2.7%	2.8%	2.7%

Total Real Estate Loans	38.7%	37.8%	37.0%	35.1%	33.5%
Commercial and Industrial Loans:
Commercial Term Loans	48.7%	50.0%	50.3%	47.9%	48.7%
Commercial Lines of Credit	2.9%	2.6%	3.6%	6.4%	7.8%
SBA Loans	6.0%	5.5%	4.9%	5.3%	3.6%
International Loans	1.5%	1.9%	2.0%	2.8%	3.6%

Total Commercial and Industrial Loans	59.1%	60.0%	60.8%	62.4%	63.7%
Consumer Loans	2.2%	2.2%	2.2%	2.5%	2.8%

Total Gross Loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2011	2010
	(In Thousands)
Commitments to Extend Credit	$158,748	$178,424
Standby Letters of Credit	12,742	15,226
Commercial Letters of Credit	9,298	11,899
Unused Credit Card Lines	15,937	24,649

Total Undisbursed Loan Commitments	$196,725	$230,198

The table below shows the maturity distribution and repricing intervals of outstanding loans as of December 31, 2011. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $52.4 million.

	Within One Year	After One Year But Within Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Commercial Property	$480,842	$173,706	$8,475	$663,023
Construction	33,976	—	—	33,976
Residential Property	33,423	18,247	1,251	52,921

Total Real Estate Loans	548,241	191,953	9,726	749,920

Commercial and Industrial Loans:
Commercial Term Loans	766,670	177,415	751	944,836
Commercial Lines of Credit	55,770	—	—	55,770
SBA Loans	108,297	7,895	—	116,192
International Loans	28,676	—	—	28,676

Total Commercial and Industrial Loans	959,413	185,310	751	1,145,474

Consumer Loans	43,060	286	—	43,346

Total Gross Loans	$1,550,714	$377,549	$10,477	$1,938,740

Loans With Predetermined Interest Rates	$284,550	$363,525	$10,477	$658,552
Loans With Variable Interest Rates	$1,266,164	$14,024	$—	$1,280,188

As of December 31, 2011, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

Industry	Balance as of December 31, 2011	Percentage of Total Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$380,746	19.6%
Accommodation/Hospitality	283,649	14.6%
Gasoline Stations	260,130	13.4%

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

Except for non-performing loans set forth below, management is not aware of any loans as of December 31, 2011 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of December 31 for the years indicated:

	December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property	$4,820	$45,677	$58,927	$8,160	$2,684
Construction	8,310	17,691	15,185	38,163	24,118
Residential Property	2,745	1,925	3,335	1,350	1,490
Commercial and Industrial Loans	36,342	76,097	140,931	73,007	25,729
Consumer Loans	161	1,047	622	143	231

Total Non-Accrual Loans	52,378	142,437	219,000	120,823	54,252

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Commercial and Industrial Loans	—	—	—	989	150
Consumer Loans	—	—	67	86	77

Total Loans 90 Days or More Past Due and Still
Accruing (as to Principal or Interest)	—	—	67	1,075	227

Total Non-Performing Loans (1)(2)	52,378	142,437	219,067	121,898	54,479
Other Real Estate Owned	180	4,089	26,306	823	287

Total Non-Performing Assets	$52,558	$146,526	$245,373	$122,721	$54,766

Performing Troubled Debt Restructured Loans	$28,375	$47,395	$—	$—	$—

Non-Performing Loans as a Percentage of Total Gross Loans	2.70%	6.38%	7.77%	3.62%	1.66%
Non-Performing Assets as a Percentage of Total Assets	1.91%	5.04%	7.76%	3.17%	1.37%

(1)	Include troubled debt restructured non-performing loans of $23.2 million, $27.0 million and $36.7 million as of December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

(2)	Exclude loans held for sale.

Non-accrual loans, excluding loans held for sale, totaled $52.4 million as of December 31, 2011, compared to $142.4 million as of December 31, 2010, representing a 63.2 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $35.2 million as of December 31, 2011, compared to $120.9 million as of December 31, 2010, representing a 70.9 percent decrease. Non-performing loans decreased by $90.1 million, or 63.2 percent, to $52.4 million as of December 31, 2011, compared to $142.4 million as of December 31, 2010. For the year ended December 31, 2011, loans totaling $118.8 million were placed on nonaccrual status. The additions to nonaccrual loans of $118.8 million were offset by $88.2 million in sales of problem loans, $63.3 million were charged off, $33.1 million in principal paydowns and/or payoffs, $19.2 million in a short sale, $15.0 million classified to loans held for sale, and $2.9 million that were transferred to OREO. For the year ended December 31, 2011, $13.7 million of non-accrual loans were re-instated to accrual status.

The ratio of non-performing loans to total gross loans decreased to 2.70 percent at December 31, 2011 from 6.38 percent at December 31, 2010 due primarily to the decrease in non-accrual loans. During the same period, the allowance for loan losses decreased by $56.2 million, or 38.4 percent, to $89.9 million from $146.1 million. Of the $52.4 million non-performing loans, approximately $45.2 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $7.4 million as of December 31, 2011. We calculate our allowance for the collateral-dependent loans as the difference between the recorded investment and the value of the collateral as determined by recent appraisals less estimated costs to sell.

The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

For the year ended December 31, 2011, no individual charge-off exceeded 5 percent of total charge offs. At December 31, 2011, one commercial term loan had a specific allowance of $2.7 million that exceeded 10 percent of the specific allowance of $23.4 million.

At December 31, 2011, our non-performing loans included two large credit relationships, which accounted for more than 20 percent of our total non-performing loans, and several small credit relationships.

A participated construction loan secured by land was classified as non-performing with a carrying amount of $8.3 million as of December 31, 2011. In February 2007, the loan was purchased from the leading bank, which financed the construction of a real estate project in Monterey Park, California. The project was completed in late 2010, and the loan matured in November 2011. Due to the slow-down of the economy, the sale of the completed project has been delayed. The loan became impaired in December 2011 without a specific allowance as the appraised value, of the collateral, as of August 2011, was sufficient to cover the contractual amount due. As of December 31, 2011, the Bank downgraded this loan to substandard as the leading bank is formulating a work out plan for this loan.

A business property loan secured by a gas station and car wash was classified as non-performing with a carrying value of $3.2 million as of December 31, 2011. The loan originated in July 2007 to finance the purchase of the business property. Due to the slow-down of the economy, the operating income generated from the business has been negatively affected. The loan has been downgraded to substandard since September 2009. In June 2011, the loan was modified with an extension of the term and reduced payments with a re-amortization payment schedule. A specific reserve of $373,000 was established based upon a current appraisal in December 2011.

As of December 31, 2011, $35.3 million, or 67.4 percent, of the $52.4 million of non-performing loans were secured by real estate, compared to $114.3 million, or 80.3 percent, of the $142.3 million of non-performing loans as of December 31, 2010. In light of declining property values in the current economic recession affecting the real estate markets, the Bank continued to obtain current appraisals and factor in market discounts on the collateral to compensate for any non-current appraisals.

As of December 31, 2011, other real estate owned was a property located in California, with a net carrying value of $180,000. For the year ended December 31, 2011, nine properties, with a carrying value of $4.2 million, were transferred from loans receivable to other real estate owned and sixteen properties, with a carrying value of $6.9 million, were sold and a net loss of $671,000 was recognized. As of December 31, 2010, other real estate owned consisted of eight properties, primarily located in California, with a combined net carrying value of $4.1 million. For the year ended December 31, 2010, fourteen properties, with a carrying value of $13.0 million, were transferred from loans receivable to other real estate owned and eighteen properties, with a carrying value of $26.1 million, were sold and a net loss of $196,000 was recognized.

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

In measuring impairment for real estate related impaired loans, we continued to obtain appraisals to value such collateral. For impaired loans which have an appraisal six months or older from the reporting date, we will re-evaluate whether such valuation is reflective of current market conditions. As of December 31, 2011, approximately 56.1 percent of impaired loans were analyzed using an appraisal that was less than six months old.

For those loans where a current appraisal was not available, the Bank considered whether a discount to the appraised value was needed to reflect current market conditions. In calculating the discount to the appraised value, the Bank considered the location of the collateral, the property type, the property’s market condition, and any third party comparable sales. The aggregate average reduction applied to these impaired loans was 9.6 percent, although each property is separately considered and percentage reductions ranged from 5 percent to 55 percent.

The following table provides information on impaired loans, disaggregated by class of loan, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance	Average Recorded Investment
	(In Thousands)
December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126	$105
Land	3,178	3,210	—	3,178	360	16,910
Other	14,773	14,823	1,131	13,642	3,004	14,850
Construction	14,120	14,120	14,120	—	—	14,353
Residential Property	5,368	5,408	3,208	2,160	128	5,399
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	16,035	16,559	54	15,981	10,793	15,685
Secured by Real Estate	53,159	54,156	14,990	38,169	7,062	51,977
Commercial Lines of Credit	1,431	1,554	715	716	716	1,590
SBA Loans	11,619	12,971	6,053	5,566	1,167	12,658
Consumer Loans	746	788	511	235	26	832

Total	$121,689	$124,849	$41,882	$79,807	$23,382	$134,359

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543	$21,190
Land	35,207	35,295	5,482	29,725	1,485	40,858
Other	11,357	11,476	10,210	1,147	33	15,342
Construction	17,691	17,831	13,992	3,699	280	12,311
Residential Property	1,926	1,990	1,926	—	—	2,383
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	17,847	18,799	6,465	11,382	10,313	18,460
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831	101,617
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321	4,988
SBA Loans	17,715	18,544	7,112	10,603	2,122	23,213
International Loans	127	141	—	127	127	397
Consumer Loans	934	951	393	541	393	639

Total	$204,690	$208,588	$88,492	$116,198	$29,448	$241,398

For the year ended December 31, 2011 and 2010, we recognized interest income of $33,000 and $402,000 on one impaired commercial term loan secured by real estate, respectively, using the cash-basis method. Except for such loan, no interest income was recognized on impaired loans subsequent to classification as impaired using a cash-basis method. The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance with Their Original Terms	$9,192	$20,848	$17,471
Less: Interest Income Recognized on Impaired Loans (1)	(8,348)	(11,473)	(9,569)

Interest Foregone on Impaired Loans	$844	$9,375	$7,902

(1)	Includes interest income recognized on an accrual basis prior to classification as impaired.

There were no commitments to lend additional funds to borrowers whose loans are included above.

For the year ended December 31, 2011, we restructured monthly payments on 167 loans, with a net carrying value of $133.7 million at the time of modification, through temporary payment structure modification such as extending the maturity date, reducing the amount of principal and/or interest due monthly and/or allowing for interest only monthly payments for six months or less. As of December 31, 2011, troubled debt restructurings on accrual status totaled $28.4 million, all of which were temporary interest rate and payment reductions, and a $8.0 million reserve relating to these loans is included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2011, troubled debt restructuring on non-accrual status totaled $23.2 million, and a $6.3 million reserve relating to these loans was included in the allowance for loan losses.

For the year ended December 31, 2010, we restructured monthly payments on 272 loans, with a net carrying value of $228.4 million as of December 31, 2010. As of December 31, 2010, troubled debt restructurings on accrual status totaled $47.4 million, all of which were temporary interest rate and payment reductions, and a $6.4 million reserve relating to these loans is included in the allowance for loan losses.

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

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans (Commercial Real Estate, Construction, Commercial Term- Unsecured, Commercial Term - T/D Secured, Commercial Line of Credit, SBA-Unsecured, SBA-T/D Secured International, Consumer Installment, Consumer Line of Credit, and Miscellaneous loans) as well as 3 homogenous loan pools (Residential Mortgage, Auto Loans, and Credit Card). For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade (pass, special mention, substandard, and doubtful) to determine risk factors for potential loss inherent in the current outstanding loan portfolio.

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

Risk factor calculations were previously based on 12-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent six quarters. In the first quarter of 2010, the historic loss window was reduced to eight quarters with 1.5 to 1 weighting given to the most recent four quarters. The shorter window places greater emphasis on losses taken by the Bank recently within the past year, as recent loss history is more relevant to the Bank’s risks given the rapid changes to asset quality within the current economic conditions. The Bank’s implementation made in our risk factor calculation regarding change in look-back periods for historical loss data did not have a significant impact on our financial condition or results of operations.

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

For purposes of determining the allowance for credit losses, the loan portfolio is subdivided into three portfolio segments: Real Estate, Commercial and Industrial, and Consumer. The portfolio segment of Real Estate contains the allowance loan pools of Commercial Real Estate, Construction, and Residential Mortgage. The portfolio segment of Commercial and Industrial contains the loan pools of Commercial Term – Unsecured, Commercial Term – T/D Secured, Commercial Line of Credit, SBA, International, and Miscellaneous. Lastly, the portfolio segment of Consumer contains the loan pools of Consumer Installment, Consumer Line of Credit, Auto, and Credit Card.

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

Commercial and Industrial loans, which are largely subject to changes in business cash flow, have had the most historic losses within the Bank’s entire loan portfolio. The largest loan pool within the C & I sector is Commercial Term – T/D Secured, which are mostly loans secured by owner-occupied business properties. Loans secured by car washes, gas stations, golf courses, and motels have had the most significant losses, as the hospitality and recreation industries have been negatively affected by the current economy. As such, allocations to general reserve for those loan pools have been increased. Also, Commercial Term – Unsecured and SBA loans have had considerable losses and additional general reserves as decreased business cash flow due to the economic recession has jeopardized borrowers’ repayment abilities.

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

The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	December 31,
	2011		2010		2009		2008		2007
Allowance for Loan Losses Applicable To	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable
	(In Thousands)
Real Estate Loans:
Commercial Property	$17,129	$663,023	$26,248	$729,222	$19,149	$839,598	$5,587	$908,970	$2,269	$795,675
Construction	1,403	33,976	5,606	60,995	9,043	126,350	4,102	178,783	3,478	215,857
Residential Property	1,105	52,921	911	62,645	997	77,149	449	92,361	32	90,065

Total Real Estate Loans	19,637	749,920	32,765	852,862	29,189	1,043,097	10,138	1,180,114	5,779	1,101,597
Commercial and Industrial Loans	66,005	1,145,474	108,986	1,327,910	110,678	1,709,202	58,866	2,062,322	36,011	2,088,694
Consumer Loans	2,243	43,346	2,077	50,300	2,690	63,303	1,586	83,525	1,821	90,449
Unallocated	2,051	—	2,231	—	2,439	—	396	—	—	—

Total	$89,936	$1,938,740	$146,059	$2,231,072	$144,996	$2,815,602	$70,986	$3,325,961	$43,611	$3,280,740

(1)	Loans held for sale are excluded.

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factor s according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Year	$146,059	$144,996	$70,986	$43,611	$27,557

Charge-Offs:
Real Estate Loans	18,539	33,216	27,262	15,005	199
Commercial and Industrial Loans	58,721	97,340	95,768	31,916	22,255
Consumer Loans	1,392	1,267	2,350	1,231	876

Total Charge-Offs	78,652	131,823	125,380	48,152	23,330

Recoveries on Loans Previously Charged Off:
Real Estate Loans	2,794	3,131	5	—	—
Commercial and Industrial Loans	7,101	6,623	2,650	1,979	494
Consumer Loans	98	177	128	203	202

Total Recoveries on Loans Previously Charged Off	9,993	9,931	2,783	2,182	696

Net Loan Charge-Offs	68,659	121,892	122,597	45,970	22,634

Provision Charged to Operating Expense	12,536	122,955	196,607	73,345	38,688

Balance at End of Year	$89,936	$146,059	$144,996	$70,986	$43,611

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Year	$3,417	$3,876	$4,096	$1,765	$2,130
Provision Charged to Operating Expense	436	459	220	(2,331)	365

Balance at End of Year	$2,981	$3,417	$3,876	$4,096	$1,765

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans	3.25%	4.79%	3.88%	1.38%	0.73%
Net Loan Charge-Offs to Total Gross Loans at End of Period	3.54%	5.46%	4.35%	1.37%	0.69%
Allowance for Loan Losses to Average Total Gross Loans	4.25%	5.74%	4.59%	2.13%	1.41%
Allowance for Loan Losses to Total Gross Loans at End of Period	4.64%	6.55%	5.14%	2.11%	1.33%
Net Loan Charge-Offs to Allowance for Loan Losses	76.34%	83.45%	84.55%	64.76%	51.90%
Net Loan Charge-Offs to Provision Charged to Operating Expense	547.69%	99.14%	62.36%	62.68%	58.50%
Allowance for Loan Losses to Non-Performing Loans	171.71%	102.54%	66.19%	58.23%	80.05%
Balances:
Average Total Gross Loans Outstanding During Period	$2,114,546	$2,545,408	$3,158,624	$3,334,008	$3,082,671
Total Gross Loans Outstanding at End of Period	$1,938,740	$2,231,072	$2,820,612	$3,363,371	$3,287,075
Non-Performing Loans at End of Period	$52,378	$142,437	$219,067	$121,898	$54,479

The allowance for loan losses decreased by $56.1 million or 38.4 percent, to $89.9 million at December 31, 2011 as compared to $146.1 million at December 31, 2010, and increased by $1.1 million, or 0.7 percent, compared to $145.0 million at December 31, 2009. The allowance for loan losses as a percentage of total gross loans decreased to 4.64 percent as of December 31, 2011 compared to 6.55 percent as of December 31, 2010 and increased compared to 5.14 percent as of December 31, 2009. The provision for credit losses decreased by $110.4 million, or 90.1 percent, to $12.1 million for the year ended December 31, 2011, and decreased by $73.9 million, or 37.6 percent, to $122.5 million for the year ended December 31, 2010 as compared to $196.4 million at December 31, 2009.

General reserves decreased $46.9 million, or 52.9 percent, to $41.8 million at December 31, 2011 as compared to $88.7 million at December 31, 2010. The overall gross loan balance decreased by $292.3 million, or 13.1 percent, to $1.94 billion at December 31, 2011, as compared to $2.23 billion at December 31, 2010. There were no changes to qualitative adjustments during 2011. However, qualitative reserves decreased by $2.9 million, or 11.3 percent, to $22.6 million at December 31, 2011 as compared to $25.5 million at December 31, 2010. Impairment reserves decreased by $6.0 million, or 10.4 percent, to $23.4 million at December 31, 2011 as compared to $29.4 million at December 31, 2010. Allowance coverage for impaired loans also increased to 19.9 percent at December 31, 2011 as compared to 13.2 percent at December 31, 2010.

For the year ended December 31, 2011, total charge-offs were $78.7 million, which decreased by $53.2 million or 40.34 percent, compared to $131.8 million for the year ended December 31, 2010. Total charge-offs in Commercial Real Estate loans decreased by $14.7 million or 44.3 percent, to $18.5 million at December 31, 2011 as compared to $33.2 million at December 31, 2010. Total charge-offs in commercial and industrial loans also decreased by $38.6 million or 39.7 percent, to $58.7 million at December 31, 2011 as compared to $97.3 million at December 31, 2010. However, total charge-offs in consumer loan increased by $125,000 or 9.9 percent, to $1.4 million at December 31, 2011 compared to $1.3 million at December 31, 2010. The overall decrease in total charge-offs was mainly due to the improvement made in credit quality in our loan portfolio during 2011 and the result of aggressive efforts to sell problem assets at competitive discount rates as well as prudent write-down of loans with collateral shortfalls during 2010.

The Bank also recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded commitments, of $3.0 million and $3.4 million at December 31, 2011 and 2010, respectively. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2011 and 2010.

Deposits

Total deposits at December 31, 2011, 2010 and 2009 were $2.34 billion, $2.47 billion and $2.75 billion, respectively, representing a decrease of $121.8 million, or 4.9 percent, in 2011 and a decrease of $282.6 million, or 10.3 percent, in 2010. The decreases in total deposits were the direct results of strategic plans aiming to reduce the reliance on volatile wholesale funds. As of December 31, 2011 and 2010, we had no broker deposits, compared to $203.5 million as of December 31, 2009. At December 31, 2011, 2010 and 2009, total time deposits outstanding were $1.16 billion, $1.40 billion and $1.40 billion, respectively, representing 49.3 percent, 56.9 percent and 50.8 percent, respectively, of total deposits. During 2010, under the FDIC’s interest rate restriction on deposits, we successfully shifted a substantial portion of non-maturity money market deposits to one and two-year maturity time deposits through Advantage and Diamond Freedom CD products with innovative and flexible features such as call options, penalty-free withdrawals, and additional deposits. The Bank is not subject to the FDIC’s interest rate restriction as of December 31, 2011.

The table below summarizes the deposit balances by major category for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	Balance	Percent	Balance	Percent	Balance	Percent
	(In Thousands)
Demand, Noninterest-Bearing	$634,466	27.1%	$546,815	22.2%	$556,306	20.2%
Savings	104,664	4.4%	113,968	4.6%	111,172	4.0%
Money Market Checking and NOW Accounts	449,854	19.2%	402,481	16.3%	685,858	24.9%
Time Deposits of $100,000 or More	822,165	35.1%	1,118,621	45.3%	815,190	29.8%
Other Time Deposits	333,761	14.2%	284,836	11.6%	580,801	21.1%

Total Deposits	$2,344,910	100.0%	$2,466,721	100.0%	$2,749,327	100.0%

For the year ended December 31, 2011, savings and time deposits of $100,000 or more decreased by $305.8 million, or 24.8 percent, but demand deposit, money market checking and NOW accounts, and other time deposit increased by $183.9 million, or 14.9 percent. For the year ended December 31, 2010, demand deposits, money market checking and NOW accounts, and other time deposits decreased by $588.8 million, or 32.3 percent, but saving and time deposits of $100,000 or more increased by $306.2 million, or 33.1 percent in 2010. Core deposits (defined as demand, money market and savings deposits) increased by $125.7 million, or 11.8 percent, to $1.19 billion as of December 31, 2011 from $1.06 billion as of December 31, 2010. At December 31, 2011, noninterest-bearing demand deposits represented 27.1 percent of total deposits compared to 22.2 percent at December 31, 2010.

As of December 31, 2011 and 2010, there was no broker deposits. The Bank is currently restricted from accepting brokered deposits due to our capital classification. Brokered deposits are not a guaranteed source of funds, which may affect our ability to raise necessary liquidity. We plan to continue to reduce the Bank’s reliance on wholesale funding and build our deposit base with long-term relationships. For additional discussion regarding our brokered deposits and payment of interest rates on our deposits, see “Interest Rate Risk Management – Liquidity – Hanmi Bank.”

Average deposits for the years ended December 31, 2011, 2010 and 2009 were $2.40 billion, $2.59 billion and $3.11 billion, respectively. Average deposits decreased by 7.1 percent in 2011 and decreased by 16.8 percent in 2010. On October 3, 2008, the FDIC deposit insurance limit on most accounts was increased from $100,000 to $250,000. As of December 31, 2011, time deposits of more than $250,000 were $341.3 million.

The table below summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(In Thousands)
Demand, Noninterest-Bearing	$600,726	—	$562,422	—	$541,822	—
Savings	109,272	2.52%	119,754	2.87%	91,089	2.56%
Money Market Checking and NOW Accounts	465,840	0.74%	464,864	1.06%	507,619	1.93%
Time Deposits of $100,000 or More	913,643	1.52%	1,069,600	1.83%	1,051,994	3.31%
Other Time Deposits	315,174	1.23%	371,046	1.75%	916,798	3.20%

Total Deposits	$2,404,655	1.00%	$2,587,686	1.33%	$3,109,322	2.45%

The table below summarizes the maturity of time deposits of $100,000 or more at December 31 for the years indicated:

	December 31,
	2011	2010	2009
	(In Thousands)
Three Months or Less	$357,527	$343,946	$344,901
Over Three Months Through Six Months	186,230	135,620	246,116
Over Six Months Through Twelve Months	202,780	118,428	219,739
Over Twelve Months	75,628	520,627	4,434

Total Time Deposits of $100,000 or More	$822,165	$1,118,621	$815,190

Federal Home Loan Bank Advances

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At December 31, 2011, advances from the FHLB were $3.3 million, a decrease of $150.3 million, or 97.9 percent, from the December 31, 2010 balance of $153.7 million. FHLB advances at December 31, 2011, there was no FHLB advance with a remaining maturity of less than one year. The weighted-average interest rate was 5.27 percent. See “Note 9 – FHLB Advances and Other Borrowings” for more details.

Junior Subordinated Debentures

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million at December 31, 2011 and 2010. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $9.8 million and $6.9 million at December 31, 2011 and 2010, respectively. See “Note 10 — Junior Subordinated Debentures” for further details.

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

The following table shows the status of our gap position as of December 31, 2011:

	Less Than Three Months	More Than Three Months But Less Then One Year	More Than One Year But Less Than Three Years	More Than Three Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In Thousands)
ASSETS
Cash and Due from Banks	$—	$—	$—	$—	$—	$80,582	$80,582
Interest-Bearing Deposits in Other Banks	99,117	1,984	—	—	—	—	101,101
Federal Funds Sold	115,000	20,000	—	—	—	—	135,000
Restricted Cash	—	—	—	—	—	1,818	1,818
Investment Securities:
Fixed Rate	37,417	96,353	131,652	35,002	61,515	15,093	377,032
Floating Rate	22,422	24,336	4,602	7,559	5,533	120	64,572
Loans:
Fixed Rate	67,269	176,880	273,503	90,022	10,477	—	618,151
Floating Rate	1,236,733	29,401	13,276	748	—	—	1,280,158
Non-Accrual (1)	—	—	—	—	—	67,401	67,401
Deferred Loan Fees, Discounts, and Allowance for Loan Losses	—	—	—	—	—	(94,103)	(94,103)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	—	31,412	—	31,412
Other Assets	—	28,289	—	—	5,767	47,644	81,700

TOTAL ASSETS	$1,577,958	$377,243	$423,033	$133,331	$114,704	$118,555	$2,744,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand — Noninterest-Bearing	$—	$—	$—	$—	$—	$634,466	$634,466
Savings	22,211	23,245	37,286	9,707	12,215	—	104,664
Money Market Checking and NOW Accounts	55,281	141,472	118,775	48,476	85,850	—	449,854
Time Deposits:
Fixed Rate	457,012	592,858	104,678	1,320	—	—	1,155,868
Floating Rate	58	—	—	—	—	—	58
Federal Home Loan Bank Advances	92	282	2,929	—	—	—	3,303
Junior Subordinated Debentures	82,406	—	—	—	—	—	82,406
Other Liabilities	—	—	—	—	—	28,597	28,597
Stockholders’ Equity	—	—	—	—	—	285,608	285,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$617,060	$757,857	$263,668	$59,503	$98,065	$948,671	$2,744,824

Repricing Gap	$960,898	$(380,614)	$159,365	$73,828	$16,639	$(830,116)	$—
Cumulative Repricing Gap	$960,898	$580,284	$739,649	$813,477	$830,116	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	35.01%	21.14%	26.95%	29.64%	30.24%	0.00%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	36.85%	22.26%	28.37%	31.20%	31.84%	0.00%

(1)	Loans held for sale are included.

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

As of December 31, 2011, the cumulative repricing gap for the three-month period reflected an asset-sensitive position of 36.85 percent of interest-earning assets, which increased from 33.67 percent at December 31, 2010. The increase was caused primarily by an increase of $115.0 million in Term Federal Funds, $28.3 million in investment securities, and a decrease of $150.0 million in Federal Home Loan Bank advance, partially offset by a decrease of $105.0 million in loans.

The cumulative repricing gap for the twelve-month period reflected an asset-sensitive position of 22.26 percent of interest-earning assets, which decreased from 31.25 percent at December 31, 2010. The decrease was caused primarily by an increase of $240.4 million in time deposits within the maturities and reprice terms, $36.1 million in other interest-bearing deposits, and a decrease of $270.8 million in loans, partially offset by an increase of $135.0 million in Federal Fund Sold and a decrease of $150.0 million in Federal Home Loan Bank Advance.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31,		December 31,
	2011	2010	2011	2010
	(In Thousands)
Cumulative Repricing Gap	$960,898	$921,942	$580,284	$855,812
Percentage of Total Assets	35.01%	31.71%	21.14%	29.44%
Percentage of Interest-Earning Assets	36.85%	33.67%	22.26%	31.25%

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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income		Economic Value of Equity
(In Thousands)
200%	7.36%	4.07%	$7,638		$10,976
100%	3.01%	2.47%	$3,119		$6,655
-100%	(1)	(1)		(1)		(1)
-200%	(1)	(1)		(1)		(1)

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

Under the Final Order, the Bank was required to increase its capital prior to certain dates, and is required to maintain certain regulatory capital ratios as specified in the Final Oder. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million, which it was able to do following the successful completion of a registered rights and best efforts offering by which we raised net proceeds of approximately $116.8 million.

As of December 31, 2010, the Bank was “well capitalized” according to the regulatory guidelines. However, the Final Order requires the Bank to maintain a ratio of tangible stockholders’ equity to total tangible assets as follows:

Date	Ratio of Tangible Stockholders’ Equity to Total Tangible Assets
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent

If the Bank was not able to maintain the capital ratios identified in the Final Order, it was required to notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan submitted to the FRB. On July 27, 2010, we completed a registered rights and best efforts public offering of our common stock by which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order, but as of December 31, 2010, the Bank had a tangible stockholders’ equity to total tangible assets ratio of 8.59 percent. Accordingly, we notified the DFI and the FRB of such event.

On November 18, 2011, we completed an underwritten public offering of our common stock by which we raised $77.1 million in net proceeds. As a result, we satisfied tangible stockholders’ equity to total tangible assets ratio requirement of not less than 9.5 percent, set forth in the Final Order, as of December 31, 2011. Based on submissions to and consultations with our regulators, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Final Order and the Written Agreement. For a further discussion of the Bank’s capital resources, see “Capital Resources and Liquidity.”

Liquidity – Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2012. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the term of our recently issued regulatory enforcement actions without the prior written consent on FRB and DFI, beginning with the interest payment that was due on January 15, 2009. Accrued interest payable on junior subordinated debentures amounted to $9.8 million and $6.9 million at December 31, 2011 and 2010, respectively. Upon the termination of the regulatory enforcement actions, management intends to pay interest in arrears on junior subordinated debentures to bring them current. As of December 31, 2011, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $31.7 million, up from $7.7 million as of December 31, 2010.

Liquidity – Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. Total deposits decreased by $121.8 million, or 4.9 percent, from $2.47 billion as of December 31, 2010 to $2.34 billion as of December 31, 2011, primarily due to a $296.5 million decrease in time deposits of $100,000 or more, partially offset by an increase of $87.7 million on demand deposit. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2011 and 2010, in compliance with its regulatory restrictions, the Bank had no broker deposits, and had FHLB advances of only $3.3 million that substantially decreased from $153.7 million in 2010.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of December 31, 2011, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $402.2 million and $398.9 million, respectively. The Bank’s FHLB borrowings as of December 31, 2011 totaled $3.3 million, representing 0.12 percent of total assets. As of March 9, 2012, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $410.9 million and $407.7 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had $336.1 million unpledged marketable securities that are available for sale at December 31, 2011. Also, the Bank had an available borrowing source of $124.7 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $278.4 million, and had no borrowings as of December 31, 2011. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In October 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of December 31, 2011, in compliance with its regulatory restrictions, the Bank does not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.

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

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2011	2010
	(In Thousands)
Commitments to Extend Credit	$158,748	$178,424
Standby Letters of Credit	12,742	15,226
Commercial Letters of Credit	9,298	11,899
Unused Credit Card Lines	15,937	24,649

Total Undisbursed Loan Commitments	$196,725	$230,198

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2011 are as follows:

Contractual Obligations	Less Than One Year	More Than One Year and Less Than Three Years	More Than Three Years and Less Than Five Years	More Than Five Years	Total
	(In Thousands)
Time Deposits	$1,049,928	$104,678	$1,320	$—	$1,155,926
Federal Home Loan Bank Advances and Other Borrowings	374	2,929	—	—	3,303
Commitments to Extend Credit	158,748	—	—	—	158,748
Junior Subordinated Debentures	—	—	—	82,406	82,406
Standby Letters of Credit	12,742	—	—	—	12,742
Operating Lease Obligations	4,132	5,690	3,397	4,020	17,239

Total Contractual Obligations	$1,225,924	$113,297	$4,717	$86,426	$1,430,364

Operating lease obligations represent the total minimum lease payments under non-cancelable operating leases with remaining terms of up to 10 years.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASU No. 2011-08, “Testing Goodwill for Impairment (Topic 350)” – ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a significant impact on our financial condition or result of operations.

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

The financial statements required to be filed as a part of this Report are set forth on pages 97 through 164

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2011, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there have been no changes in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.

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

Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2011, Hanmi Financial maintained effective internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of Hanmi Financial and subsidiaries, has issued a report on Hanmi Financial’s internal control over financial reporting as of December 31, 2011. The report expresses an unqualified opinion on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hanmi Financial Corporation:

We have audited Hanmi Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hanmi Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hanmi Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 14, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and officers of Hanmi Financial is incorporated by reference from the sections entitled “The Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Hanmi Financial’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2011 (or information will be provided in an amendment to this Form 10-K).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. It will be provided to any stockholder without charge, upon the written request of that stockholder. Such requests should be addressed to Lisa Kim, Associate General Counsel, Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010. It is also available on our website at www.hanmi.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “Executive Compensation” in Hanmi Financial’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2011 (or information will be provided in an amendment to this Form 10-K).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “Beneficial Ownership of Principal Stockholders and Management” in Hanmi Financial’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2011 (or information will be provided by amendment to this Form 10-K).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2011 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)
Equity Compensation Plans Approved By Security Holders	133,361		$95.44	305,792
Equity Compensation Plans Not Approved By Security Holders	250,000	(1)	$9.60	250,000

Total Equity Compensation Plans	383,361		$39.46	555,792

(1)

Reflects warrants issued to Cappello Capital Corp. in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at a purchase price of $9.60 per share of our common stock and expire on October 14, 2015. The warrants may be exercised for cash or by “cashless exercise”. The exercise price and number of shares subject to the warrants are subject to adjustment for, among other events, stock splits and stock dividends.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is incorporated by reference from the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in Hanmi Financial’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2011 (or information will be provided by amendment to this Form 10-K).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning Hanmi Financial’s principal accountants’ fees and services is incorporated by reference from the section entitled “Independent Accountants” in Hanmi Financial’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2011 (or information will be provided by amendment to this Form 10-K).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

(1)	The Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 97 of this Report.

(2)	All Financial Statement Schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(3)	The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at pages 168 and 171.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hanmi Financial Corporation:

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission , and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

March 14, 2012

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2011	2010
ASSETS
Cash and Due From Banks	$80,582	$60,983
Interest-Bearing Deposits in Other Banks	101,101	158,737
Federal Funds Sold	20,000	30,000

Cash and Cash Equivalents	201,683	249,720
Restricted Cash	1,818	—
Term Federal Funds Sold	115,000	—
Securities Held to Maturity, at Amortized Cost (Fair Value of $59,363 as of December 31, 2011 and $847 as of December 31, 2010)	59,742	845
Securities Available for Sale, at Fair Value (Amortized Cost of $377,747 as of December 31, 2011 and $415,491 as of December 31, 2010)	381,862	413,118
Loans Receivable, Net of Allowance for Loan Losses of $89,936 as of December 31, 2011 and $146,059 as of December 31, 2010	1,849,020	2,084,447
Loans Held for Sale, at the Lower of Cost or Fair Value	22,587	36,620
Accrued Interest Receivable	7,829	8,048
Premises and Equipment, Net	16,603	17,599
Other Real Estate Owned, Net	180	4,089
Customers’ Liability on Acceptances	1,715	711
Servicing Assets	3,720	2,890
Other Intangible Assets, Net	1,533	2,233
Investment in Federal Home Loan Bank Stock, at Cost	22,854	27,282
Investment in Federal Reserve Bank Stock, at Cost	8,558	7,449
Income Taxes Receivable	9,073	9,188
Bank-Owned Life Insurance	28,289	27,350
Other Assets	12,758	15,559

TOTAL ASSETS	$2,744,824	$2,907,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$634,466	$546,815
Interest-Bearing	1,710,444	1,919,906

	2,344,910	2,466,721
Accrued Interest Payable	16,032	15,966
Bank’s Liability on Acceptances	1,715	711
Federal Home Loan Bank Advances	3,303	153,650
Other Borrowings	—	1,570
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	10,850	12,868

TOTAL LIABILITIES	2,459,216	2,733,892

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.008 Par Value; Authorized 62,500,000 Shares; Issued 32,066,987 Shares (31,489,201 Shares Outstanding) and 19,478,862 Shares (18,899,799 Shares Outstanding) as of December 31, 2011 and 2010, respectively	257	156
Additional Paid-In Capital	549,744	472,335
Unearned Compensation	(166)	(219)
Accumulated Other Comprehensive Income (Loss)-Unrealized Gain (Loss) on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes of $602 as of December 31, 2011, and 2010	3,524	(2,964)
Accumulated Deficit	(197,893)	(226,040)
Less Treasury Stock, at Cost: 577,786 Shares as of December 31, 2011, and 579,063 Shares as of December 31, 2010	(69,858)	(70,012)

TOTAL STOCKHOLDERS’ EQUITY	285,608	173,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,744,824	$2,907,148

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$117,671	$137,328	$173,318
Taxable Interest on Investment Securities	9,768	5,874	5,675
Tax-Exempt Interest on Investment Securities	216	225	2,303
Interest on Term Federal Funds Sold	276	33	1,718
Dividends on Federal Reserve Bank Stock	458	430	592
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	27	52	326
Interest on Interest-Bearing Deposits in Other Banks	315	468	151
Dividends on Federal Home Loan Bank Stock	76	102	64

Total Interest and Dividend Income	128,807	144,512	184,147

INTEREST EXPENSE:
Interest on Deposits	23,958	34,408	76,246
Interest on Federal Home Loan Bank Advances	662	1,366	3,399
Interest on Junior Subordinated Debentures	2,915	2,811	3,271
Interest on Other Borrowings	95	53	2

Total Interest Expense	27,630	38,638	82,918

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	101,177	105,874	101,229
Provision for Credit Losses	12,100	122,496	196,387

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR CREDIT LOSSES	89,077	(16,622)	(95,158)

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	12,826	14,049	17,054
Insurance Commissions	4,500	4,695	4,492
Remittance Fees	1,925	1,968	2,109
Trade Finance Fees	1,305	1,523	1,956
Other Service Charges and Fees	1,447	1,516	1,810
Bank-Owned Life Insurance Income	939	942	932
Net (Loss) Gain on Sales of Loans	(1,477)	514	1,220
Net Gain on Sales of Investment Securities	1,635	122	1,833
Impairment Loss on Investment Securities
Total Other-than-temporary Impairment Loss on Investment Securities	—	(790)	—
Less: Portion of Loss Recognized in Other Comprehensive Income	—	—	—
Net Impairment Loss Recognized in Earnings	—	(790)	—

Other Operating Income	751	867	704

Total Non-Interest Income	23,851	25,406	32,110

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	35,465	36,730	33,101
Occupancy and Equipment	10,353	10,773	11,239
Deposit Insurance Premiums and Regulatory Assessments	6,630	10,756	10,418
Data Processing	5,601	5,931	6,297
Other Real Estate Owned Expense	1,620	10,679	5,890
Professional Fees	4,187	3,521	4,099
Advertising and Promotion	2,993	2,394	2,402
Supplies and Communications	2,323	2,302	2,352
Loan-Related Expense	827	1,147	1,947
Amortization of Other Intangible Assets	700	1,149	1,568
Directors and Officers Liability Insurance	2,940	2,865	1,175
Expenses Related to Unconsummated Capital Offering	2,220	—	—
Other Operating Expenses	8,189	8,558	9,866

Total Non-Interest Expense	84,048	96,805	90,354

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	28,880	(88,021)	(153,402)
Provision (Benefit) for Income Taxes	733	(12)	(31,125)

NET INCOME (LOSS)	$28,147	$(88,009)	$(122,277)

INCOME (LOSS) PER SHARE:
Basic	$1.38	$(7.46)	$(20.56)
Diluted	$1.38	$(7.46)	$(20.56)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	20,403,549	11,790,278	5,946,295
Diluted	20,422,984	11,790,278	5,946,295
DIVIDENDS DECLARED PER SHARE	$—	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Common Stock – Number of Shares			Stockholders’ Equity
	Gross Shares Issued and Outstanding	Treasury Shares	Net Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2009	6,317,257	(579,063)	5,738,194	$51	$349,304	$(218)	$544	$(15,754)	$(70,012)	$263,915
Shares Issued for Business Acquisitions	4,927	—	4,927	—	46	—	—	—	—	46
Shares Issued, Net of Offering and Underwriting Costs	633,803	—	633,803	5	6,834	—	—	—	—	6,839
Share-Based Compensation Expense	—	—	—	—	836	70	—	—	—	906
Restricted Stock Awards	25,625	—	25,625	—	284	(284)	—	—	—	—
Cancellation of Restricted Stock Award	(4,750)	—	(4,750)	—	(130)	130	—	—	—	—
Comprehensive Loss:								—
Net Loss	—	—	—	—	—	—	—	(122,277)	—	(122,277)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	315	—	—	315

Total Comprehensive Loss										(121,962)

BALANCE AT DECEMBER 31, 2009	6,976,862	(579,063)	6,397,799	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744

Shares Issued, Net of Offering and Underwriting Costs	12,500,000	—	12,500,000	100	114,209	—	—	—	—	114,309
Exercises of Stock Options	2,000	—	2,000	—	22	—	—	—	—	22
Share-Based Compensation Expense	—	—	—	—	930	83	—	—	—	1,013
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(88,009)	—	(88,009)
Change in Unrealized Loss on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	(3,823)	—	—	(3,823)

Total Comprehensive Loss										(91,832)

BALANCE AT DECEMBER 31, 2010	19,478,862	(579,063)	18,899,799	$156	$472,335	$(219)	$(2,964)	$(226,040)	$(70,012)	$173,256

Shares Issued, Net of Offering and Underwriting Costs	12,578,125	—	12,578,125	101	77,008	—	—	—	—	77,109
Tresury Shares Issued related to reverse stock split		1,277	1,277		(154)			—	154	—
Share-Based Compensation Expense	—	—	—	—	456	152	—	—	—	608
Restricted Stock Awards	10,000	—	10,000	—	99	(99)	—	—	—	—
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	28,147	—	28,147
Change in Unrealized Loss on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	6,488	—	—	6,488

Total Comprehensive Income										34,635

BALANCE AT DECEMBER 31, 2011	32,066,987	(577,786)	31,489,201	$257	$549,744	$(166)	$3,524	$(197,893)	$(69,858)	$285,608

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$28,147	$(88,009)	$(122,277)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,163	2,286	2,610
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	3,222	1,329	(516)
Amortization of Other Intangible Assets	700	1,149	1,568
Amortization of Servicing Assets	730	1,033	823
Share-Based Compensation Expense	608	1,013	906
Provision for Credit Losses	12,100	122,496	196,387
Net Gain on Sales of Investment Securities	(1,635)	(122)	(1,833)
Other-Than-Temporary Impairment Loss on Investment Securities	—	790	—
Net Loss (Gain) on Sales of Loans	1,477	(514)	(1,220)
Loss on Sales of Other Real Estate Owned	671	196	211
Valuation Impairment on Other Real Estate Owned	488	8,683	3,115
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(939)	(942)	(932)
Deferred Tax Expense	—	3,561	26,016
Origination of Loans Held for Sale	(60,238)	(20,228)	(1,711)
Proceeds from Sale of Loans Held for Sale	63,950	144,308	35,331
Increase in Cash Reserve Account for Loans Held for Sale	(1,818)	—	—
Changes in Fair Value of Stock Warrants	(717)	(362)	—
Loss on Investment in Affordable Housing Partnership	846	880	895
Decrease in Accrued Interest Receivable	219	1,444	2,855
Increase in Servicing Assets, Net	(1,560)	(81)	(874)
(Increase) Decrease in Other Assets	1,951	(3,014)	3,105
(Increase) Decrease in Income Taxes Receivable	115	47,366	(44,842)
Increase (Decrease) in Accrued Interest Payable	66	3,360	(5,933)
Decrease in Other Liabilities	(1,301)	(177)	(1,428)

Net Cash Provided By Operating Activities	49,245	226,445	92,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	4,428	4,510	2,350
Proceeds from Matured or Called Securities Available for Sale	249,282	130,125	62,144
Proceeds from Sales of Investment Securities Available for Sale	155,468	31,832	93,685
Repayments and Redemption of Investment Securities Held to Maturity	135	24	—
Proceeds from Sales of Other Real Estate Owned	6,453	25,113	4,917
Proceeds from Sales of Loans Held for Sale	107,782	—	—
Net Decrease in Loans Receivable	120,686	294,701	354,328
Purchases of Term Federal Fund	(115,000)	—	—
Purchases of Federal Home Loan Bank and Federal Reserve Bank Stock	(1,109)	(666)	—
Purchases of Investment Securities Available for Sale	(368,442)	(448,428)	(89,357)
Purchases of Investment Securities Held to Maturity	(59,179)	—	—
Purchases of Premises and Equipment	(1,167)	(1,228)	(988)

Net Cash Provided By Investing Activities	99,337	35,983	427,079

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in Deposits	(121,811)	(282,606)	(320,753)
Net Proceeds from Issuance of Common Stock in Offering	77,109	116,271	6,839
Proceeds from Exercises of Stock Options	—	22	—
Repayment of Long-Term Federal Home Loan Bank Advances	(347)	(328)	(107,218)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	(151,570)	(177)	(160,040)

Net Cash Used In Financing Activities	(196,619)	(166,818)	(581,172)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,037)	95,610	(61,837)
Cash and Cash Equivalents at Beginning of Year	249,720	154,110	215,947

CASH AND CASH EQUIVALENTS AT END OF YEAR	$201,683	$249,720	$154,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$27,696	$35,278	$88,851
Income Taxes Paid (Refund)	$3	$(49,971)	$—
Non-Cash Activities:
Stock Issued for Business Acquisition	$—	$—	$46
Transfer of Loans to Other Real Estate Owned	$4,213	$12,992	$38,726
Transfer of Loans to Loans Held for Sale	$110,290	$155,176	$—
Loans Provided in the Sale of Loans Held for Sale	$5,750	$—	$—
Loans Provided in the Sale of Other Real Estate Owned	$510	$1,217	$5,000
Issuance of Stock Warrants in Connection with Common Stock Offering	$—	$1,962	$—
Issuance of Treasury Stocks in Connection with Reverse Stock Split	$154	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

NOTE 1 — REGULATORY MATTERS

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

While Hanmi Financial has taken such actions as necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Regulatory Agreement and Order, there can be no assurance that compliance with the Written Agreement and the Order will not have material and adverse effects on the operations and financial condition of the Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Written Agreement and the Order could result in further enforcement actions by both DFI and FRB, or the placing of the Bank into conservatorship or receivership.

Written Agreement and Final Order

The Order and the Written Agreement contain substantially similar provisions. Pursuant to the Order and the Written Agreement, the Board of Directors of the Bank prepared and submitted written plans to the DFI and the FRB that addressed the following items: (i) strengthening board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and, with respect to the Written Agreement, of Hanmi Financial; (vii) improving the Bank’s earnings through a strategic plan and a budget for 2011; (viii) improving the Bank’s liquidity position and funds management practices; and (ix) contingency funding. In addition, the Order and the Written Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank and requires the Bank to charge off or collect certain problem loans. The Order and the Written Agreement also require the Bank to review and revise its allowance for loan and lease losses consistent with relevant supervisory guidance. The Bank is also prohibited from paying dividends, incurring, increasing or guaranteeing any debt, or making certain changes to its business without prior approval from the DFI, and Hanmi Financial and the Bank must obtain prior approval from the FRB prior to declaring and paying dividends.

Under the Order, the Bank was also required to increase its capital and maintain certain regulatory capital ratios prior to certain dates specified in the Order. By July 31, 2010, the Bank was required to increase its contributed equity capital by not less than an additional $100 million. The Bank was required to maintain a ratio of tangible stockholders’ equity to total tangible assets as follows:

Date	Ratio of Tangible Stockholders’ Equity to Total Tangible Assets
By July 31, 2010	Not Less Than 9.0 Percent
From December 31, 2010 and Until the Order is Terminated	Not Less Than 9.5 Percent

If the Bank was not able to maintain the capital ratios identified in the Order, it was required to notify the DFI, and Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan approved by the FRB. On July 27, 2010, we completed a registered right and best

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 1 — REGULATORY MATTERS (continued)

efforts offering by which we raised $116.8 million in net proceeds. As a result, we satisfied the $100 million capital contribution requirement set forth in the Final Order. The Bank had tangible stockholders’ equity to total tangible assets ratio of 8.59 percent at December 31, 2010. Accordingly, we notified the DFI and FRB of such event. On November 18, 2011, we completed an underwritten public offering of our common stock by which we raised $77.1 million in net proceeds. As a result, we satisfied tangible stockholders’ equity to total tangible assets ratio requirement of not less than 9.5 percent, set forth in the Final Order, as of December 31, 2011. As of December 31, 2011, the Bank had tangible stockholders’ equity to total tangible assets ratio of 12.48 percent. Based on submissions to and consultantations with our regulators, we believe that t the Bank has taken the required corrective action and has compiled with substantially all of the requirements of the Final Order and the written Agreement. For a further discussion of the Bank’s capital condition and capital resources, see “Note 19 — Liquidity.”

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 1 — REGULATORY MATTERS (continued)

The capital ratios of Hanmi Financial and the Bank were as follows as of December 31, 2011 and 2010:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2011
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$387,328	18.66%	$166,082	8.00%	N/A	N/A
Hanmi Bank	$364,041	17.57%	$165,795	8.00%	$207,243	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$360,500	17.36%	$83,041	4.00%	N/A	N/A
Hanmi Bank	$337,309	16.28%	$82,897	4.00%	$124,346	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$360,500	13.34%	$108,106	4.00%	N/A	N/A
Hanmi Bank	$337,309	12.50%	$107,924	4.00%	$134,905	5.00%
December 31, 2010
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$284,345	12.32%	$184,570	8.00%	N/A	N/A
Hanmi Bank	$281,380	12.22%	$184,187	8.00%	$230,234	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$232,676	10.09%	$92,285	4.00%	N/A	N/A
Hanmi Bank	$251,111	10.91%	$92,094	4.00%	$138,141	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$232,676	7.90%	$117,774	4.00%	N/A	N/A
Hanmi Bank	$251,111	8.55%	$117,494	4.00%	$146,868	5.00%

Reserve Requirement

The Bank is required to maintain a percentage of its deposits as reserves at the FRB. The daily average reserve balance required to be maintained with the FRB was $1.5 million as of December 31, 2011 and 2010, respectively.

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

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the FDIC. As of December 31, 2011, the Bank maintained a branch network of 27 full-service branch offices in California and one loan production office in Washington.

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

The number of shares and the computation of basic and diluted earnings (loss) per share were adjusted retroactively for all periods presented to reflect the 1-for-8 reverse stock split, which became effective on December 19, 2011.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Our operations and regulatory capital needs require us to enhance our capital in the near term and may require us to raise additional capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at the time, which are outside of our control and our financial performance. For further disclosure on our capital position, see “Note 1 – Regulatory Matters.”

A significant source of credit risk arises from the possibility that we could sustain losses to borrowers, guarantors, and related parties due to the failure of our customers to perform in accordance with the terms of their loans. Such failure could have an adverse impact on our financial performance as it could lead to additional provisions in our allowance for loan losses. For further disclosure on our credit risk and credit quality indicators, see “Note 5 – Loans.” Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. For further disclosure on our liquidity position and our available sources of liquidity, see “Note 20 – Liquidity.”

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks and overnight federal funds sold, all of which have original or purchased maturities of less than 90 days.

Restricted Cash

Effective June 30, 2011, the Bank was required to enter into a Reserve Account Agreement (“Agreement”) with SBA to sell loans into secondary market. Under the Agreement, the Bank is required to maintain a reserve account at a well-capitalized FDIC insured depository financial institution for the amount equal to cover the percentage, currently at 2.44 percent, of guaranteed and sold portion to the secondary market. As of December 31, 2011, $1.8 million was deposited in compliance with the Agreement at such financial institution.

Securities

Securities are classified into three categories and accounted for as follows:

1.	Securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity” and reported at amortized cost;

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We are obligated to assess, at each reporting date, whether there is an other-than-temporary-impairment (“OTTI”) to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The determination of OTTI is a subjective process, requiring the use of judgments and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for OTTI. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, an analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. Our impairment assessment also takes into consideration factor that we do not intend to sell the security and it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

For debt securities, the classification of OTTI depends on whether we intend to sell the security or if it is more likely than not we will be required to sell the security before recovery of its costs basis, and on the nature of the impairment. If we intend to sell a security or if it is more likely than not we will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value. Management does not believe that there is any investment securities that are deemed other-than-temporarily impaired as of December 31, 2011.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We also have a minority investment of less than five percent in a publicly traded company, Pacific International Bancorp (“PIB”). As of December 31, 2011, the investment was carried at fair value and included in securities available for sale on the Consolidated Balance Sheets. As of December 31, 2011 and 2010, its carrying value was $595,000 and $774,000, respectively. We monitor the investment for impairment and make appropriate reductions in carrying value when necessary.

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

Loans Held for Sale

Loans originated, or transferred from loans receivable, and intended for sale in the secondary market are carried at the lower of aggregate cost or fair market value. Fair market value, if lower than cost, is determined based on valuations obtained from market participants or the value of underlying collateral, calculated individually. A valuation allowance is established if the market value of such loans is lower than their cost and net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Origination fees on

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

loans held for sale, net of certain costs of processing and closing the loans, are deferred until the time of sale and are included in the computation of the gain or loss from the sale of the related loans.

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

Risk factor calculations were previously based on 12-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent six quarters. In the first quarter of 2010, the historic loss window was reduced to eight quarters with 1.5 to 1 weighting given to the most recent four quarters. The shorter window places greater emphasis on losses taken by the Bank within the past year, as recent loss history is more relevant to the Bank’s risks given the rapid changes to asset quality within the current economic conditions. The Bank’s implementation made in our risk factor calculation regarding change in look-back periods for historical loss data did not have a significant impact on our financial condition or results of operations.

As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis; however, as with risk-rated loans, risk factor calculations are based on 8-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent four quarters.

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans (Commercial Real Estate, Construction, Commercial Term-Unsecured, Commercial Term-T/D Secured, Commercial Line of Credit, SBA-Unsecured, SBA-T/D Secured, International, Consumer Installment, Consumer Line of Credit, and Miscellaneous loans) as well as 3 homogenous loan pools (Residential Mortgage, Auto, and Credit Card). For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade (pass, special mention, substandard, and doubtful) to determine risk factors for potential loss inherent in the current outstanding loan portfolio.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Used, Motel, Office, Retail, School, Supermarket, Warehouse, Wholesale, and Others). This further segregation allows the Bank to more specifically allocate reserves within the commercial real estate portfolio according to risks defined by historic loss as well as current loan concentrations of the different collateral types.

For purposes of determining the allowance for credit losses, the loan portfolio is subdivided into three portfolio segments: Real Estate, Commercial and Industrial, and Consumer. The portfolio segment of Real Estate contains the allowance loan pools of Commercial Real Estate, Construction, and Residential Mortgage. The portfolio segment of Commercial and Industrial contains the loan pools of Commercial Term – Unsecured, Commercial Term – T/D Secured, Commercial Line of Credit, SBA, International, and Miscellaneous. Lastly, the portfolio segment of Consumer contains the loan pools of Consumer Installment, Consumer Line of Credit, Auto, and Credit Card.

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

Commercial and Industrial loans, which are largely subject to changes in business cash flow, have had the most historic losses within the Bank’s entire loan portfolio. The largest loan pool within the C & I sector is Commercial Term – T/D Secured, which are mostly loans secured by owner-occupied business properties. Loans secured by car washes, gas stations, golf courses, and motels have had the most significant losses, as the hospitality and recreation industries have been negatively affected by the current economy. As such, allocations to general reserve for those loan pools have been increased. Also, Commercial Term – Unsecured and SBA loans have had considerable losses and additional general reserves as decreased business cash flow due to the economic recession has jeopardized borrowers’ repayment abilities.

Commercial Property loans included in the real estate segment consist mostly of loans to non-owner occupied investment properties. Commercial Term loans Secured by Real Estate (“commercial term-T/D”) included in the commercial and industrial segment are loans collateralized by owner occupied business property. The two loan pools have similar risk characteristics associated with underlying real estate property including segment collateral type, but different risk characteristics associated with the industry sector where the borrower operates. Commercial Property loans are mostly dependent on rental income from non-owner occupied or investor properties. However, commercial term-T/Ds are mostly loans secured by owner-occupied business property which are largely subject to changes in business cash flow as well as general real estate market conditions.

Consumer loans constitute a limited concentration within the Bank’s loan portfolio and are mostly evaluated in bulk for general reserve requirements due to the relatively small volume per loan.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loan losses are charged off, and recoveries are credited, to the allowance account. Additions to the allowance account are charged to the provision for credit losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb probable losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values and other pertinent factors.

Loans are measured for impairment when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for loan losses. Accounting standards require that an impaired loan be measured based on:

•	the present value of the expected future cash flows, discounted at the loan’s effective interest rate; or

•	the loan’s observable fair value; or

•	the fair value of the collateral, if the loan is collateral-dependent.

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

In general, the Bank will charge off a loan and declare a loss when its collectability is questionable and when the Bank can no longer justify presenting the loan as an asset on its balance sheet. To determine if a loan should be charged off, all possible sources of repayment are analyzed, including the potential for future cash flow from income or liquidation of other assets, the value of any collateral, and the strength of co makers or guarantors. When these sources do not provide a reasonable probability that principal can be collected in full, the Bank will fully or partially charge off the loan.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For a real estate loan, including commercial term loans secured by collateral, any impaired portion is considered as loss, if the loan is more than 90 days past due. In a case where the fair value of collateral is less than the loan balance and the borrower has no other assets or income to support repayment, the amount of the deficiency is considered as loss and charged off.

For a commercial and industrial loan other than those secured by real estate, if the borrower is in the process of a bankruptcy filing in which the Bank is an unsecured creditor or deemed virtually unsecured by lack of collateral equity or lien position and the borrower has no realizable equity in assets and prospects for recovery are negligible, the loan is considered as loss and charged off. Additionally, a commercial and industrial unsecured loan that is more than 120 days past due is considered as loss and charged off.

An unsecured consumer loan where a borrower files for bankruptcy, the loan is considered as loss within 60 days of receipt of notification of filing from the bankruptcy court. Other consumer loans are considered as loss if they are more than 90 days past due. Other events such as bankruptcy, fraud, or death, resulting charge offs being recorded in an earlier period.

Impaired Loans

Loans are identified and classified as impaired when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The Bank will consider the following loans as impaired: non-accrual loans or loans where principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; loans classified as Troubled Debt Restructuring (“TDR”) loans, or any loan classified as Substandard that the amount is over 5 percent of the Bank’s Tier 1 Capital.

The Bank considers whether the borrower is experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business deterioration in realizable value. The Bank also considers the financial condition of a borrower who is in industries or countries experiencing economic or political instability.

When a loan is considered impaired, any future cash receipts on such loans will be treated as either interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible.

We evaluate loan impairment in accordance with applicable GAAP. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent, less costs to sell. If the measure of the impaired loan is less than the recorded investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation will be established. Additionally, impaired loans are specifically excluded from the quarterly migration analysis when determining the amount of the allowance for loan losses required for the period.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For impaired loans where the impairment amount is measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, any impairment that represents the change in present value attributable to the passage of time is recognized as bad-debt expense.

The amount of interest income recognized on impaired loans using a cash basis method is disclosed in Note 5 – Loans.

Troubled Debt Restructuring

A loan is identified as a troubled debt restructure when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties the Bank grants a concession to the borrower in the restructuring that it would not otherwise consider. The Bank has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. All troubled debt restructurings are reviewed for potential impairment. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can perform under the restructured terms. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As required by FASB ASC 350, we evaluated the useful lives assigned to other intangible assets and determined that no change was necessary and amortization expense was not adjusted for the year ended December 31, 2011. As required by FASB ASC 350, other intangible assets are assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The other intangible assets recoverability analysis is consistent with our policy for assessing impairment of long-lived assets.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative Instruments

We account for derivatives in accordance with the provisions of FASB ASC 815, “Derivatives and Hedging” Under FASB ASC 815, all derivatives are recognized on the balance sheet at their fair values. On the date the derivative contract is entered into, we designate the derivative as a fair value hedge or a cash flow hedge. Fair value hedges include hedges of the fair value of a recognized asset, liability or a firm commitment. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset, liability or a forecasted transaction. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged asset, liability or firm commitment that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item affects earnings.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FASB ASC 810, “Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51,” requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected losses from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s expected residual returns, or both. The Trusts are not consolidated and junior subordinated debt represents liabilities of Hanmi Financial to the Trusts.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings. The computation of basic and diluted earnings (loss) per share was adjusted retroactively for all periods presented to reflect the 1-for-8 reverse stock split, which became effective on December 19, 2011.

Treasury Stock

We use the cost method of accounting for treasury stock. The cost method requires us to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the Consolidated Balance Sheets.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

FASB ASU No. 2011-08, “Testing Goodwill for Impairment (Topic 350)” – ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a significant impact on our financial condition or result of operations.

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

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

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

FASB ASC 825, “Financial Instruments,” provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 825 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FASB ASC 825 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as providing disclosures for all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the security during both interim and annual periods. FASB ASC is effective for interim and annual reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 825 requires comparative disclosures only for periods ending after initial adoption. We adopted FASB ASC 825 in the second quarter of 2009. The adoption of FASB ASC 825 resulted in additional disclosures that are presented in “Note 4 – Investment Securities.”

FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)” – ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, entities will be required to provide fair value measurement disclosures for each class of assets and liabilities, and about inputs and valuation techniques used to measure fair value. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were effective for fiscal years beginning after December 15, 2010.

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

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

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

SBA Loans Held for Sale – Loans held for sale are carried at the lower of cost or fair value. As of December 31, 2011 and 2010, we had $5.1 million and $10.0 million of loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2011 and 2010, the entire balance of loans held for sale was recorded at its cost. We record loans held for sale on a nonrecurring basis with Level 2 inputs.

Nonperforming loans held for sale – We reclassify certain nonperforming loans when the decision to sell those loans is made. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract price which approximate the fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of December 31, 2011, we had $17.5 million of nonperforming loans held for sale. We measure nonperforming loans held for sale at fair value on a nonrecurring basis with Level 3 inputs.

Impaired Loans – FASB ASC 820 applies to loans measured for impairment using the practical expedient permitted by FASB ASC 310, “Receivables,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These loans are classified as Level 3 and subject to non-recurring fair value adjustments.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

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

Other Intangible Assets – Other intangible assets consists of a core deposit intangible and acquired intangible assets arising from acquisitions, including non-compete agreements, trade names, carrier relationships and client/insured relationships. The valuation of other intangible assets is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We test our other intangible assets annually for impairment, or when indications of potential impairment exist. Fair value measurements of other intangible assets use significant unobservable inputs. As such, we classify them as Level 3 and subject to non-recurring fair value adjustments.

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

FASB ASC 320, “Investments – Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. FASB ASC 320 did not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. FASB ASC 320 also extended disclosure requirements about debt and equity securities to interim reporting periods. FASB ASC 320 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 320 requires comparative disclosures only for periods ending after initial adoption. We adopted FASB ASC 320 in the second quarter of 2009 and it had no impact on our financial condition or results of operations.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2011. There was a transfer of assets into Level 1 out of Level 3 of the fair value hierarchy for the year ended December 31, 2011. The transfer was due to a conversion of preferred shares of the issuer to common shares that were traded on the OTC Bulletin Board. The preferred shares were converted into common shares upon the approval of the company’s stockholders which occurred on October 6, 2010. We recognize transfers of assets between levels at the end of each respective quarterly reporting period.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

As of December 31, 2011 and 2010, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Signficant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Balance
	(In Thousands)
As of December 31, 2011
ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$113,005	$—	$113,005
U.S. Government Agency Securities	72,548	—	—	72,548
Collateralized Mortgage Obligations	—	162,837	—	162,837
Municipal Bonds	—	3,482	—	3,482
Municipal Bonds-Tax Exempt	—	6,138	—	6,138
Corporate Bonds	—	19,836	—	19,836
Other Securities	—	3,335	—	3,335

Total Debt Securities Available for Sale	$72,548	$308,633	$—	$381,181

Equity Securities Available for Sale:
Financial Services Industry	$681	$—	$—	$681

Total Equity Securities Available for Sale	$681	$—	$—	$681

Total Securities Available for Sale	$73,229	$308,633	$—	$381,862

LIABILITIES:
Stock Warrants	$—	$—	$883	$883

As of December 31, 2010
ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$109,842	$—	$109,842
U.S. Government Agency Securities	113,334	—	—	113,334
Collateralized Mortgage Obligations	—	137,193	—	137,193
Municipal Bonds	—	21,028	—	21,028
Municipal Bonds-Tax Exempt	—	7,384	—	7,384
Corporate Bonds	—	20,205	—	20,205
Other Securities	—	3,259	—	3,259

Total Debt Securities Available for Sale	$113,334	$298,911	$—	$412,245

Equity Securities Available for Sale:
Financial Services Industry	$873	$—	$—	$873

Total Equity Securities Available for Sale	$873	$—	$—	$873

Total Securities Available for Sale	$114,207	$298,911	$—	$413,118

LIABILITIES:
Stock Warrants	$—	$—	$1,600	$1,600

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Beginning Balance as of January 1, 2011	Purchases, Issuances and Settlements	Realized and Unrealized Gains or Losses in Earnings	Realized and Unrealized Gains or Losses in Other Comprehensive Income	Transfers In and/or Out of Level 3	Ending Balance as of December 31, 2011
	(In Thousands)
LIABILITIES:
Stock Warrants	$1,600	$—	$717	$—	$—	$883

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2011, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs
	(In Thousands)
ASSETS:
Nonperforming Loans Held for Sale	$—	$—	$17,525	(1)
Impaired Loans	—	—	121,689	(2)
Other Real Estate Owned	—	—	180	(3)

(1)	Includes commercial property loans of $11.1 million, commercial term loan of $5.6 million, and SBA loans of $870,500.

(2)	Includes real estate loans of $38.7 million, commercial and industrial loans of $82.2 million, and consumer loans of $746,000.

(3)	Includes properties from the foreclosure of real estate loans of $180,000.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

The estimated fair values of financial instruments were as follows:

	December 31, 2011		December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$201,683	$201,683	$249,720	$249,720
Ristricted Cash	1,818	1,818	—	—
Term Federal Funds	115,000	115,173	—	—
Investment Securities Held to Maturity	59,742	59,363	845	847
Investment Securities Available for Sale	381,862	381,862	413,118	413,118
Loans Receivable, Net of Allowance for Loan Losses	1,849,020	1,802,511	2,084,447	2,025,368
Loans Held for Sale	22,587	22,587	36,620	36,620
Accrued Interest Receivable	7,829	7,829	8,048	8,048
Investment in Federal Home Loan Bank Stock	22,854	22,854	27,282	27,282
Investment in Federal Reserve Bank Stock	8,558	8,558	7,449	7,449
Financial Liabilities:
Noninterest-Bearing Deposits	634,466	634,466	546,815	546,815
Interest-Bearing Deposits	1,710,444	1,710,878	1,919,906	1,927,314
Borrowings	85,709	83,853	237,626	233,077
Accrued Interest Payable	16,032	16,032	15,966	15,966
Off-Balance Sheet Items:
Commitments to Extend Credit	158,748	194	178,424	130
Standby Letters of Credit	12,742	26	15,226	50

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:

Cash and Cash Equivalents – The carrying amounts approximate fair value due to the short-term nature of these instruments.

Restricted Cash – The carrying amount of restricted cash approximates its fair value.

Term Federal Funds – The fair value of term federal funds with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates.

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

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

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

Loans Held for Sale – Loans held for sale are carried at the lower of aggregate cost or fair market value which approximates its fair value.

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

Stock Warrants – The fair value of stock warrants was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over respective expected term of the warrants. The expected life assumption is based on the contract term. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the time of the grant.

Commitments to Extend Credit and Standby Letters of Credit – The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 4 — INVESTMENT SECURITIES

The following is a summary of investment securities held to maturity:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
December 31, 2011:
Municipal Bonds	$9,815	$98	$46	$9,867
Municipal Bonds-Tax Exempt	38,797	117	522	38,392
Mortgage-Backed Securities (1)	3,137	2	11	3,128
U.S. government Agency Securities	7,993	2	19	7,976

	$59,742	$219	$598	$59,363

December 31, 2010:
Municipal Bonds	$696	$—	$—	$696
Mortgage-Backed Securities (1)	149	2	—	151

	$845	$2	$—	$847

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The following is a summary of investment securities available for sale:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
December 31, 2011:
Mortgage-Backed Securities (1)	$110,433	$2,573	$1	$113,005
Collateralized Mortgage Obligations (1)	161,214	1,883	260	162,837
U.S. Government Agency Securities	72,385	168	5	72,548
Municipal Bonds	3,389	93	—	3,482
Municipal Bonds-Tax Exempt	5,901	237	—	6,138
Corporate Bonds	20,460	—	624	19,836
Other Securities	3,318	58	41	3,335
Equity Securities	647	85	51	681

	$377,747	$5,097	$982	$381,862

December 31, 2010:
Mortgage-Backed Securities (1)	$108,436	$2,137	$731	$109,842
Collateralized Mortgage Obligations (1)	139,053	470	2,330	137,193
U.S. Government Agency Securities	114,066	98	830	113,334
Municipal Bonds	4,388	48	11	4,425
Municipal Bonds-Tax Exempt	18,032	—	1,429	16,603
Corporate Bonds	20,449	13	257	20,205
Asset-Backed Securities	7,115	269	—	7,384
Other Securities	3,305	—	46	3,259
Equity Securities	647	226	—	873

	$415,491	$3,261	$5,634	$413,118

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 4 — INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of investment securities at December 31, 2011, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	58,600	58,064	697	698
Over Five Years Through Ten Years	40,686	41,016	25,950	25,859
Over Ten Years	6,167	6,259	29,958	29,678
Mortgage-Backed Securities	110,433	113,005	3,137	3,128
Collateralized Mortgage Obligations	161,214	162,837	—	—
Equity Securities	647	681	—	—

	$377,747	$381,862	$59,742	$59,363

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” amended current other-than-temporary-impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI.

In 2010, we owned an investment security in mutual funds (“Special Series A Shares”) with an aggregate carrying value of $925,000. During 2010, the issuer of the Special Series A Shares completed a comprehensive restructuring which resulted in the exchange of our Special Series A Shares into common shares of the issuer. Based on the closing price of the shares at September 30, 2010, we recorded an OTTI charge of $790,000 to write down the value of the investment securities to their fair value.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 4 — INVESTMENT SECURITIES (continued)

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2011 and 2010:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
December 31, 2011:
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligation	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Other Securities	1	12	1	41	959	1	42	971	2
Corporate Bonds	41	4,445	2	582	15,391	4	623	19,836	6
Equity Securities	51	85	1	—	—	—	51	85	1

	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

December 31, 2010:
Mortgage-Backed Securities	$731	$62,738	16	$—	$—	—	$731	$62,738	16
Collateralized Mortgage Obligation	2,330	99,993	20	—	—	—	2,330	99,993	20
Municipal Bonds	1,440	16,907	11	—	—	—	1,440	16,907	11
U.S. Government Agency Securities	830	69,266	14	—	—	—	830	69,266	14
Other Securities	3	1,997	2	43	957	1	46	2,954	3
Corporate Bonds	257	17,210	5	—	—	—	257	17,210	5

	$5,591	$268,111	68	$43	$957	1	$5,634	$269,068	69

The impairment losses described previously are not included in the table above. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2011 and 2010 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2011. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 4 — INVESTMENT SECURITIES (continued)

The unrealized losses on corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as agreed and management believe this will continue in the future and the bonds will be repaid in full as scheduled.

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at December 31, 2011, all of them are issued and guaranteed by U.S. government sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and no concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired

FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2011 and 2010 are not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2011 and 2010 are warranted.

Investment securities available for sale with carrying values of $45.8 million and $118.0 million as of December 31, 2011 and 2010, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$2,674	$228	$2,327
Gross Realized Losses on Sales of Investment Securities	(1,039)	(106)	(494)

Net Realized Gains on Sales of Investment Securities	$1,635	$122	$1,833

Proceeds from Sales of Investment Securities	$155,468	$31,832	$93,685
Tax Expense on Sales of Investment Securities	$687	$52	$771

There were $1.6 million, and $122,000 and $1.8 million in net realized gains on sales of securities available for sale during the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, $6.5 million ($3.8 million, net of income taxes) of net unrealized losses arose during the year and was included in comprehensive

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 4 — INVESTMENT SECURITIES (continued)

income and $249,000 ($145,000, net of income taxes) of previously net unrealized gains were realized in earnings. In 2010, $3.6 million ($2.1 million, net of income taxes) of net unrealized losses arose during the year and was included in comprehensive income and $205,000 ($119,000, net of income taxes) of previously net unrealized gains were realized in earnings. In 2009, $515,000 ($298,000, net of income taxes) of net unrealized gains arose during the year and was included in comprehensive income and $220,000 ($127,000, net of income taxes) of previously net unrealized gains were realized in earnings.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

Loans Receivable

Loans receivable consisted of the following:

	December 31,
	2011	2010
	(In Thousands)
Real Estate Loans:
Commercial Property	$663,023	$729,222
Construction	33,976	60,995
Residential Property	52,921	62,645

Total Real Estate Loans	749,920	852,862

Commercial and Industrial Loans (1)
Commercial Term Loans	944,836	1,118,999
Commercial Lines of Credit	55,770	59,056
SBA Loans	116,192	105,688
International Loans	28,676	44,167
Total Commercial and Industrial Loans	1,145,474	1,327,910

Consumer Loans	43,346	50,300

Total Gross Loans	1,938,740	2,231,072
Allowance for Loans Losses	(89,936)	(146,059)
Deferred Loan Costs (Fees)	216	(566)

Loans Receivable, Net	$1,849,020	$2,084,447

(1)	Commercial and industrial loans include owner-occupied property loans of $776.3 million and $894.8 million as of December 31, 2011 and December 31, 2010, respectively.

Accrued interest on loans receivable amounted to $5.7 million and $6.5 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, loans receivable totaling $797.1 million and $1.03 billion, respectively, were pledged to secure FHLB advances and the FRB’s federal discount window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

The following table details the information on origination and reclassification of loans receivable to loans held for sale by portfolio segment for the year ended December 31, 2011 and 2010.

	Real Estate	Commercial and Industrial	Consumer	Total
	(In Thousands)
December 31, 2011:
Beginning Balance	$3,666	$32,954	$—	$36,620
Origination of Loans Held for Sale	—	60,238	—	60,238
Reclassification from Loans Receivable to Loans Held for sale	56,428	53,862	—	110,290
Sales of Loans Held for sale	(48,841)	(131,653)	—	(180,494)
Principal Payoffs and Amortization	(52)	(1,112)	—	(1,164)
Valuation Adjustments	(133)	(2,770)	—	(2,903)

Ending Balance	$11,068	$11,519	$—	$22,587

December 31, 2010:
Beginning Balance	$—	$5,010	$—	$5,010
Origination of Loans Held for Sale	—	20,228	—	20,228
Reclassification from Loans Receivable to Loans Held for sale	33,480	121,696	—	155,176
Sales of Loans Held for sale	(29,814)	(113,606)	—	(143,420)
Principal Payoffs and Amortization	—	(374)	—	(374)
Valuation Adjustments	—	—	—	—

Ending Balance	$3,666	$32,954	$—	$36,620

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows:

	As of and for the Year Ended December 31,
	2011		2010		2009
	Allowance for Loan Losses	Allowance for Off- Balance Sheet Items	Allowance for Loan Losses	Allowance for Off- Balance Sheet Items	Allowance for Loan Losses	Allowance for Off- Balance Sheet Items
	(In Thousands)
Balance at Beginning of Year	$146,059	$3,417	$144,996	$3,876	$70,986	$4,096
Provision Charged to Operating Expense	12,536	(436)	122,955	(459)	196,607	(220)
Loans Charged Off	(78,652)	—	(131,823)	—	(125,380)	—
Recoveries	9,993	—	9,931	—	2,783	—

Balance at End of Year	$89,936	$2,981	$146,059	$3,417	$144,996	$3,876

The allowance for off-balance sheet items and provisions is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2011 and 2010, the allowance for off-balance sheet items amounted to $3.0 million and $3.4 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the provision for loan losses.

The following table details the information on the allowance for credit losses by portfolio segment for the year ended December 31, 2011 and 2010:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2011
Allowance for Loan Losses:
Beginning Balance	$32,766	$108,986	$2,079	$2,228	$146,059
Charge-Offs	18,539	59,498	615	—	78,652
Recoveries on Loans Previously Charged Off	2,794	7,093	106	—	9,993
Provision	2,616	9,424	673	(177)	12,536

Ending Balance	$19,637	$66,005	$2,243	$2,051	$89,936

Ending Balance: Individually Evaluated for Impairment	$3,618	$19,738	$26	$—	$23,382
Ending Balance: Collectively Evaluated for Impairment	$16,019	$46,267	$2,217	$2,051	$66,554
Loans Receivable:
Ending Balance	$749,920	$1,145,474	$43,346	$—	$1,938,740

Ending Balance: Individually Evaluated for Impairment	$38,699	$82,244	$746	$—	$121,689
Ending Balance: Collectively Evaluated for Impairment	$711,221	$1,063,230	$42,600	$—	$1,817,051

December 31, 2010
Allowance for Loan Losses:
Beginning Balance	$30,081	$112,225	$2,690	$—	$144,996
Charge-Offs	31,514	99,037	1,272	—	131,823
Recoveries on Loans Previously Charged Off	3,131	6,623	177	—	9,931
Provision	31,068	89,175	484	2,228	122,955

Ending Balance	$32,766	$108,986	$2,079	$2,228	$146,059

Ending Balance: Individually Evaluated for Impairment	$3,342	$25,713	$393	$—	$29,448
Ending Balance: Collectively Evaluated for Impairment	$29,424	$83,273	$1,686	$2,228	$116,611
Loans Receivable:
Ending Balance	$852,861	$1,327,911	$50,300	$—	$2,231,072

Ending Balance: Individually Evaluated for Impairment	$83,788	$112,101	$934	$—	$196,823
Ending Balance: Collectively Evaluated for Impairment	$769,073	$1,215,810	$49,366	$—	$2,034,249

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign appropriate grade for each and every loan in our loan portfolio on a grade of 0 to 8. All loans are reviewed semi-annually. Additional adjustments may be made daily as needed. The loan grade definitions are as follows:

Pass: pass loans are loans conforming in all respects to Bank policy and regulatory requirements that do not exhibit any potential or defined weaknesses as defined under Special Mention, Substandard or Doubtful. This is the lowest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. Following are sub categories within Pass grade:

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

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

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

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

	Pass (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In Thousands)
December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$292,914	$8,858	$10,685	$312,457
Land	4,351	—	3,418	7,769
Other	297,734	8,428	36,635	342,797
Construction	—	14,080	19,896	33,976
Residential Property	48,592	—	4,329	52,921
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	100,804	8,680	41,796	151,280
Secured by Real Estate	634,822	36,290	122,444	793,556
Commercial Lines of Credit	44,985	7,676	3,109	55,770
SBA Loans	96,983	1,496	17,713	116,192
International Loans	26,566	—	2,110	28,676
Consumer Loans	40,454	676	2,216	43,346

Total	$1,588,205	$86,184	$264,351	$1,938,740

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$302,695	$18,507	$38,568	$359,770
Land	3,845	—	37,353	41,198
Other	265,957	20,804	41,493	328,254
Construction	12,958	25,898	22,139	60,995
Residential Property	59,329	—	3,316	62,645
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	134,709	24,620	63,739	223,068
Secured by Real Estate	617,200	107,645	171,086	895,931
Commercial Lines of Credit	40,195	8,019	10,842	59,056
SBA Loans	68,993	731	35,964	105,688
International Loans	38,447	4,693	1,027	44,167
Consumer Loans	48,027	347	1,926	50,300

Total	$1,592,355	$211,264	$427,453	$2,231,072

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

The following is an aging analysis of past due loans, disaggregated by class of loan, as of December 31, 2011 and 2010:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In Thousands)
December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$485	$—	$—	$485	$311,972	$312,457	$—
Land	—	—	—	—	7,769	7,769	—
Other	—	—	—	—	342,797	342,797	—
Construction	—	—	8,310	8,310	25,666	33,976	—
Residential Property	277	1,613	2,221	4,111	48,810	52,921	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	438	611	1,833	2,882	148,398	151,280	—
Secured by Real Estate	3,162	6,496	1,202	10,860	782,696	793,556	—
Commercial Lines of Credit	—	—	416	416	55,354	55,770	—
SBA Loans	260	472	7,108	7,840	108,352	116,192	—
International Loans	—	—	—	—	28,676	28,676	—
		—	—				—
Consumer Loans	126	7	154	287	43,059	43,346	—

Total	$4,748	$9,199	$21,244	$35,191	$1,903,549	$1,938,740	$—

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$7,857	$7,857	$351,913	$359,770	$—
Land	—	—	25,725	25,725	15,473	41,198	—
Other	—	—	7,212	7,212	321,042	328,254	—
Construction	10,409	—	8,477	18,886	42,109	60,995	—
Residential Property	522	—	1,240	1,762	60,883	62,645	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	2,208	2,781	6,842	11,831	211,237	223,068	—
Secured by Real Estate	5,111	3,720	10,530	19,361	876,570	895,931	—
Commercial Lines of Credit	454	—	1,745	2,199	56,857	59,056	—
SBA Loans	2,287	8,205	13,957	24,449	81,239	105,688	—
International Loans	—	—	—	—	44,167	44,167	—
						—
Consumer Loans	596	202	865	1,663	48,637	50,300	—

Total	$21,587	$14,908	$84,450	$120,945	$2,110,127	$2,231,072	$—

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

Impaired Loans

The following table provides information on impaired loans, disaggregated by class of loan, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance	Average Recorded Investment
	(In Thousands)
December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126	$105
Land	3,178	3,210	—	3,178	360	16,910
Other	14,773	14,823	1,131	13,642	3,004	14,850
Construction	14,120	14,120	14,120	—	—	14,353
Residential Property	5,368	5,408	3,208	2,160	128	5,399
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	16,035	16,559	244	15,791	10,793	15,685
Secured by Real Estate	53,159	54,156	14,990	38,169	7,062	51,977
Commercial Lines of Credit	1,431	1,554	715	716	716	1,590
SBA Loans	11,619	12,971	9,445	2,174	1,167	12,658
International Loans	—	—	—	—	—	—
Consumer Loans	746	788	511	235	26	832

Total	$121,689	$124,849	$45,464	$76,225	$23,382	$134,359

December 31, 2010:
Real Estate Loans:
Commercial Property
Retail	$17,606	$18,050	$6,336	$11,270	$1,543	$21,190
Land	35,207	35,295	5,482	29,725	1,485	40,858
Other	11,357	11,476	10,210	1,147	33	15,342
Construction	17,691	17,831	13,992	3,699	280	12,311
Residential Property	1,926	1,990	1,926	—	—	2,383
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	17,847	18,799	6,465	11,382	10,313	18,460
Secured by Real Estate	80,213	81,395	35,154	45,059	11,831	101,617
Commercial Lines of Credit	4,067	4,116	1,422	2,645	1,321	4,988
SBA Loans	17,715	18,544	7,112	10,603	2,122	23,213
International Loans	127	141	—	127	127	397
Consumer Loans	934	951	393	541	393	639

Total	$204,690	$208,588	$88,492	$116,198	$29,448	$241,398

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

For the year ended December 31, 2011 and 2010, we recognized interest income on one impaired commercial term loan secured by real estate of $33,000 and $402,000, respectively. Except for such loan, no interest income was recognized on impaired loans subsequent to classification as impaired in 2011 and 2010. No interest income was recognized on impaired loans subsequent to classification as impaired in 2009.

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired	$9,192	$20,848	$17,471
Loans Performed in Accordance with Their Original Terms
Less: Interest Income Recognized on Impaired Loans (1)	(8,348)	(11,473)	(9,569)

Interest Foregone on Impaired Loans	$844	$9,375	$7,902

(1)	Includes interest income recognized on an accrual basis prior to classification as impaired.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

The following table details non-accrual loans, disaggregated by class of loan, for the periods indicated:

	December 31,
	2011	2010
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	$2,458	$19,952
Land	2,362	25,725
Construction	8,310	17,691
Residential Property	2,745	1,925
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	7,706	17,065
Secured by Real Estate	19,439	31,053
Commercial Lines of Credit	1,431	2,798
SBA Loans	7,766	25,054
International Loans	—	127
Consumer Loans	161	1,047

Total	$52,378	$142,437

The following table details non-performing assets for the periods indicated:

	December 31,
	2011	2010
	(In Thousands)
Non-Accrual Loans	$52,378	$142,437
Loans 90 Days or More Past Due and Still Accruing	—	—

Total Non-Performing Loans	52,378	142,437
Other Real Estate Owned	180	4,089

Total Non-Performing Assets	$52,558	$146,526

Loans on non-accrual status, excluding loans held for sale, totaled $52.4 million as of December 31, 2011, compared to $142.4 million as of December 31, 2010, representing a 63.2 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $35.2 million as of December 31, 2011, compared to $120.9 million as of December 31, 2010, representing a 70.9 percent decrease.

As of December 31, 2011, other real estate owned was a property, located in California, with a net carrying value of $180,000. For the year ended December 31, 2011, nine properties, with a carrying value of $4.2 million, were transferred from loans receivable to other real estate owned and sixteen properties, with a carrying value of $6.9 million, were sold and a net loss of $671,000 was recognized. As of December 31, 2010, other real estate owned consisted of eight properties, primarily located in California, with a combined net carrying value of $4.1 million. For the year ended December 31, 2010, fourteen properties, with a carrying value of $13.0 million, were transferred from loans receivable to other real estate owned and eighteen properties, with a carrying value of $26.1 million, were sold and a net loss of $196,000 was recognized.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

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

As a result of the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the annual period and identified certain receivables as TDRs. Upon identifying those receivables as TDRs, we considered them impaired and applied the impairment measurement guidance prospectively for those receivables newly identified as impaired. Upon adoption, the recorded investment in receivables that were newly considered TDRs was $7.8 million, and the allowance for loan losses associated with those receivables, on the basis of a current evaluation of loss, was $2.0 million as of September 30, 2011.

The following table details trouble debt restructuring, disaggregated by type of concession and by type of loans as of December 31, 2011 and 2010.

	As of December 31, 2011
	Non-Accrual TDRs					Accrual TDRs
	(In Thousands)
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
Trouble Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,260	$1,260	$—	$—	$—	$—	$—
Other	900	—	—	—	900	1,480	—	—	—	1,480
Residential Property	—	—	138	—	138	2,167	572	—	—	2,739
Commercial and Industrial Loans:
Commercial Term
Unsecured	1,480	669	4,650	682	7,481	185	—	7,069	1.584	8,838
Secured by Real Estate	1,202	1,523	2,403	3,243	8,371	2,005	—	8,628	2.699	13,332
SBA	2,758	1,524	794	—	5,076	1,354	468	—	—	1,986

Total	$6,340	$3,716	$7,985	$5,185	$23,226	$7,191	$1,040	$15,697	$4,283	$28,375

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

	As of December 31, 2010
	Non-Accrual TDRs					Accrual TDRs
	(In Thousands)
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
Trouble Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	$2,936	$—	$1,515	$—	$4,451	$6,607	$—		$—	$6,607
Land	—	—	—	—	—	—	—	5,482	—	5,482
Other	5,881	—	—	—	5,881	—	—	2,486	—	2,486
Residential Property	—	—	160	—	160	—

Commercial and Industrial Loans:
Commercial Term
Unsecured	—	—	160	—	160	1,153	—	1,195	1,159	3,507
Secured by Real Estate	12,055	—	1,082	—	13,137	6,073	—	22,626	—	28,699
SBA	1,089	—	—	—	1,089	554	—	—	60	614

Total	$21,961	$—	$2,917	$—	$24,878	$14,387	$—	$31,789	$1,219	$47,395

The following table details troubled debt restructuring, disaggregated by class of loan, for the year ended December 31, 2011.

	For The Year Ended
	December 31, 2011
	(In Thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	2	$1,260	$1,260
Other	2	2,387	2,381
Residential Property	3	2,740	2,739
Commercial and Industrial Loans:
Commercial Term
Unsecured	50	15,410	14,797
Secured by Real Estate	12	15,363	14,268
SBA	29	7,954	6,670

Total	98	$45,114	$42,115

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

As of December 31, 2011 and 2010, total TDR loans receivable, excluding loans held for sale, was $51.6 million and $72.3 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. A loan designated as a TDR is considered impaired when, based on the financial condition of the borrower, the value of the underlying collateral and other relevant information, it is probable that we will be unable to collect all principal and interest due according the contractual terms of the loan agreement. TDR loans are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At December 31, 2011, TDR loans, excluding loans held for sale, totaled $51.6 million were subjected to specific impairment analysis and a $14.2 million reserve relating to these loans was included in the allowance for loan losses. At December 31, 2010, TDR loans, excluding loans held for sale, totaled $72.2 million were subjected to specific impairment analysis and the related allowance for loan losses was $10.2 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by class of loan, during the year ended December 31, 2011 and 2010.

	For The Year Ended
	December 31, 2011
	(In Thousands)
	Number of Loans	Recorded Investment
Troubled Debt Restructuring That Subsequently Defaulted
Commercial and Industrial Loans:
Commercial Term
Unsecured (1)	6	2,368
SBA (2)	8	1,450

Total	14	$3,818

(1)	For the year ended December 31, 2011, loan modifications were made through $2.3 million in reduction of principal and/or interest payments and $22,000 in extensions of maturity.

(2)	For the year ended December 31, 2011, loan modifications were made through $1.3 million in payment deferrals and $166,000 in reduction of principal and/or interest payments.

For the year ended December 31, 2011, TDR loans receivable of $3.8 million, excluding loans held for sale, defaulted subsequent to classification as a TDR.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 5 — LOANS (continued)

Servicing Assets

The changes in servicing assets were as follows for the periods indicated:

	December 31,
	2011	2010
	(In Thousands)
Balance at Beginning of Year	$2,890	$3,842
Additions	1,560	81
Amortization	(730)	(1,033)

Balance at End of Year	$3,720	$2,890

At December 31, 2011 and 2010, we serviced loans sold to unaffiliated parties in the amounts of $218.5 million and $191.1 million, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

NOTE 6 — PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment:

	December 31,
	2011	2010
	(In Thousands)
Land	$6,120	$6,120
Building and Improvements	9,198	9,115
Furniture and Equipment	15,229	15,377
Leasehold Improvements	11,298	11,238
Software	862	862

	42,707	42,712
Accumulated Depreciation and Amortization	(26,104)	(25,113)

Total Premises and Equipment, Net	$16,603	$17,599

Depreciation and amortization expense totaled $2.2 million, $2.3 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 7 — OTHER INTANGIBLE ASSETS

Other intangible assets were as follows:

	Amortization Period	December 31, 2011			December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In Thousands, Except for amortization period)
Other Intangible Assets:
Core Deposit Intangible	8 years	$13,137	$(13,103)	$34	$13,137	$(12,687)	$450
Trade Names	20 years	970	(242)	728	970	(194)	776
Client/Insured Relationships	10 years	770	(385)	385	770	(308)	462
Non-Compete Agreements	5 years	600	(600)	—	600	(480)	120
Carrier Relationships	15 years	580	(194)	386	580	(155)	425

Total Other Intangible Assets		$16,057	$(14,524)	$1,533	$16,057	$(13,824)	$2,233

The weighted-average amortization period for other intangible assets is 9.0 years. The total amortization expense for other intangible assets was $700,000, $1.1 million and $1.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated future amortization expense related to other intangible assets for each of the next five years is as follows:

Year Ending December 31,	Amount
(In Thousands)
2012	$198
2013	164
2014	164
2015	164
2016	164

Total	$854

As of December 31, 2011 and 2010, management is not aware of any circumstances that would indicate impairment of other intangible assets. There were no impairment charges related to other intangible asset recorded through earnings in 2011 or 2010.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 8 — DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $100,000 or More	Other Time Deposits	Total
	(In Thousands)
2012	$746,537	$303,390	$1,049,927
2013	73,813	18,734	92,547
2014	1,815	10,316	12,131
2015	—	659	659
2016 and Thereafter	—	662	662

Total	$822,165	$333,761	$1,155,926

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Savings	$2,757	$3,439	$2,328
Money Market Checking and NOW Accounts	3,461	4,936	9,786
Time Deposits of $100,000 or More	13,855	19,529	34,807
Other Time Deposits	3,885	6,504	29,325

Total Interest Expense on Deposits	$23,958	$34,408	$76,246

Accrued interest payable on deposits totaled $6.2 million and $9.1 million at December 31, 2011 and 2010, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2011 and 2010 were $2.4 million and $2.6 million, respectively.

Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured. As of December 31, 2011, time deposits of more than $250,000 were $341.3 million.

NOTE 9 — FHLB ADVANCES AND OTHER BORROWINGS

FHLB advances and other borrowings consisted of the following:

	December 31,
	2011	2010
	(In Thousands)
FHLB Advances	$3,303	$153,650
Note Issued to U.S. Treasury	—	1,570

Total FHLB Advances and Other Borrowings	$3,303	$155,220

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 9 — FHLB ADVANCES AND OTHER BORROWINGS (continued)

FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

	December 31, 2011
Year of Maturity	Amount	Weighted- Average Interest Rate
	(In Thousands)
2012	$—	—
2013	—	—
2014	3,303	5.27%
2015	—	—

	$3,303	5.27%

The following is financial data pertaining to FHLB advances:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Weighted-Average Interest Rate at End of Year	5.27%	0.87%	0.88%
Weighted-Average Interest Rate During the Year	1.00%	0.88%	1.32%
Average Balance of FHLB Advances	$66,191	$158,531	$257,529
Maximum Amount Outstanding at Any Month-End	$153,622	$153,951	$411,156

We have pledged investment securities available for sale and loans receivable with carrying values of $40.4 million and $518.7 million, respectively, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $402.2 million, of which $398.9 million remained available as of December 31, 2011. At December 31, 2011, we had $124.7 million available for use through the Fed Discount Window, as we pledged loans with a carrying value of $278.4 million, and there were no borrowings.

At December 31, 2011, advances from the FHLB were $3.3 million, a decrease of $150.3 million, or 97.9 percent, from the December 31, 2010 balance of $153.7 million. At December 31, 2011, there was no FHLB advance with a remaining maturity of less than one year.

For the years ended December 31, 2011, 2010 and 2009, interest expense on FHLB advances and other borrowings totaled $662,000, $1.4 million and $3.4 million, respectively, and the weighted-average interest rates were 1.00 percent, 0.88 percent and 1.32 percent, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES

During the first half of 2004, we issued three junior subordinated notes to finance the purchase of Pacific Union Bank. The outstanding subordinated debentures related to these offerings totaled $82.4 million at December 31, 2011 and 2010 as follows:

Description	Issuance (1)	Trust Preferred Securities Outstanding	Interest Rate as of December 31, 2011	Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts (2)	Final Maturity Date
		(In Thousands)
Hanmi Capital Trust I	1/8/2004	$30,000	3.30%	Adjustable quarterly	LIBOR + 2.90%	$30,928	1/15/2034
					3 month
Hanmi Capital Trust II	3/15/2004	$30,000	3.44%	Adjustable quarterly	LIBOR + 2.90%	$30,928	3/15/2034
					3 month
Hanmi Capital Trust III	4/28/2004	$20,000	3.33%	Adjustable quarterly	LIBOR + 2.63%	$20,619	4/30/2034

(1)	Each issue of junior subordinated debentures may be redeemed in whole or in part by us after five years from the first interest payment date.

(2)	Junior subordinated debt includes the funding cost of $69,000

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

In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $9.8 million and $6.9 million at December 31, 2011 and December 31, 2010, respectively. Upon the termination of regulatory enforcement actions, management intends to pay interest in arrears on junior subordinated debentures to bring them current.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES (continued)

The trust preferred securities issued by the trusts are included in our Tier 1 capital for regulatory purposes, subject to quantitative and qualitative limits. Under the rules issued by FRB, restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25 percent of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital.

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures we issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital, subject (together with subordinated debt and certain other investments) to an aggregate limit of 50 percent of Tier 1 capital. In addition, under the regulations, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

For the years ended December 31, 2011, 2010 and 2009, interest expense on the junior subordinated debentures totaled $2.9 million, $2.8 million and $3.3 million, respectively, and the weighted-average interest rates were 3.54 percent, 3.41 percent and 3.97 percent, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2011	2010	2009
	(In Thousands)
Unrecognized Tax Benefits at Beginning of Year	$955	$1,819	$1,437
Gross Increases for Tax Positions of Prior Years	683	198	589
Gross Decreases for Tax Positions of Prior Years	—	—	(167)
Increase in Tax Positions for Current Year	—	—	80
Decrease due to FTB Audit result	—	(526)	—
Transfer to current state tax reserve	—	(336)	—
Lapse in Statute of Limitations	(147)	(200)	(120)

Unrecognized Tax Benefits at End of Year	$1,491	$955	$1,819

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 11 — INCOME TAXES (continued)

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.5 million, $955,000 and $1.8 million as of December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

For the year ended December 31, 2011, unrecognized tax benefits increased by $536,000 in connection with the tax position taken on expense related to non-qualified stock option and prior business acquisition costs. For the year ended December 31, 2010, unrecognized tax benefit decreased by $864,000 mainly due to the audit result from the Franchise Tax Board (“FTB”) and the recognition of state tax benefits for the year. In 2011, we accrued interest of $231,000 for uncertain tax benefits. In 2010, accrued interest of $136,000 was reversed due to the audit result from the FTB for the tax year 2005 to 2007. In 2009, we accrued interest of $108,000 for uncertain tax benefits. As of December 31, 2011, 2010 and 2009, the total amount of accrued interest related to uncertain tax positions, net of federal tax benefit, was $319,000, $88,000 and $225,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.

Unrecognized tax benefits primarily include state exposures from California Enterprise Zone interest deductions and income tax treatment for prior business acquisition costs, dividend income from Federal Reserve Bank stock and expense related to non-qualified stock options. We believe that it is reasonably possible that certain remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2014 because of a lapse of the statute of limitations. We anticipate an insignificant net change in the unrecognized tax benefits due to the additional interest accrual and the lapse of the statute of limitations during 2012. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next 12 months.

In April 2010, we received the Notice of Proposed Assessment from the California Franchise Tax Board for the tax year 2005 to 2007 and adjusted the unrecognized tax benefit amount accordingly. Hanmi Financial Corporation and its subsidiaries’ federal and state income tax returns are open to audit under the statute of limitations by various federal and state tax authorities for the years ended December 31, 2004 through 2010. We are currently under audit from the Internal Revenue Service for the year ended December 31, 2009. Management does not anticipate any material changes in our financial statements due to the result of this audit.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 11 — INCOME TAXES (continued)

A summary of the provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Current Expense:
Federal	$704	$(3,224)	$(56,829)
State	29	(349)	(312)

	733	(3,573)	(57,141)

Deferred Expense:
Federal	—	3,561	18,343
State	—	—	7,673

	—	3,561	26,016

Provision (Benefit) for Income Taxes	$733	$(12)	$(31,125)

Deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(In Thousands)
Deferred Tax Assets:
Credit Loss Provision	$42,712	$69,532
Depreciation	1,240	1,203
Net Operating Loss Carryforward	50,255	39,994
Unrealized Loss on Securities Available for Sale, Interest-Only Strips	—	988
Tax Credit	5,803	4,059
State Taxes	91	90
Other	3,517	4,259

Total Deferred Tax Assets	103,618	120,125

Deferred Tax Liabilities:
Mark to Market	(14,820)	(21,696)
Purchase Accounting	(3,119)	(3,747)
Unrealized Gain on Securities Available for Sale, Interest-Only Strips	(1,752)	—
Other	(1,658)	(2,003)

Total Deferred Tax Liabilities	(21,349)	(27,446)

Valuation Allowance	(82,269)	(92,679)

Net Deferred Tax Assets	$—	$—

The tax benefit of deductible temporary differences and tax carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be “more likely than not.” As of any period end, the amount of the deferred tax asset that is considered realizable could be reduced if estimates of future taxable income are reduced. In conducting the analysis of the recoverability of our

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 11 — INCOME TAXES (continued)

deferred tax assets, we determined that maintaining a valuation allowance of $82.3 million and recording a net deferred tax assets balance of zero was appropriate given our historical losses.

As of December 31, 2011, the Company had net operating loss carryforwards of $55.9 million and $283 million for federal and state income tax purposes, respectively, which are available to offset future taxable income, if any, through 2031.

Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s NOLs, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We believe that such an ownership change may have occurred as a result of an underwritten public offering of common stock on November 18, 2011.

A reconciliation between the federal statutory income tax rate and the effective tax rate was as follows:

	Year Ended December 31,
	2011	2010	2009
Federal Statutory Income Tax Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefits	0.0%	-0.1%	-3.4%
Tax-Exempt Municipal Securities	-0.3%	0.1%	0.5%
Tax Credit – Federal	-3.0%	1.5%	0.7%
Other	-0.7%	1.6%	0.3%
Valuation Allowance	-28.5%	-38.0%	-12.8%

Effective Tax Rate	2.5%	-0.1%	-20.3%

At December 31, 2011, there was net current taxes receivable of $9.1 million which we can claim in the future. During 2010, we received a Federal tax refund of $50.0 million related to net operating loss carryback.

NOTE 12 — SHARE-BASED COMPENSATION

At December 31, 2011, we had two incentive plans, the Year 2000 Stock Option Plan (the “2000 Plan”) and, the 2007 Equity Compensation Plan (the “2007 Plan” and with the 2000 Plan, the “Plans”), which replaced the Year 2000 Stock Option Plan. The 2007 Plan provides for grants of non-qualified and incentive stock options, restricted stock, stock appreciation rights and performance shares to non-employee directors, officers, employees and consultants of Hanmi Financial and its subsidiaries. The 2000 plan provided for the grant of non-qualified and incentive stock options. Although no future stock options may be granted under the 2000 plan, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2000 Plan.

Under the 2007 Plan, we may grant equity incentive awards for up to 375,000 shares of common stock. As of December 31, 2011, 183,920 shares were still available for issuance under the 2007 Plan.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (continued)

The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Share-Based Compensation Expense	$608	$1,012	$906
Related Tax Benefits	$256	$426	$381

As of December 31, 2011, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In Thousands)
Stock Option Awards	$154	2.4 years
Restricted Stock Awards	166	2.2 years

Total Unrecognized Share-Based Compensation Expense	$320	2.3 years

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

The weighted-average estimated fair value per share of options granted under the Plans was as follows:

	Year Ended December 31,
	2011	2010	2009
Weighted-Average Estimated Fair Value Per Share of Options Granted	$6.23	$—	$5.12

The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Weighted-Average Assumptions:
Dividend Yield	—	—	—
Expected Volatility	103.76%	—	51.28%
Expected Term	3.2 years	—	5.0 years
Risk-Free Interest Rate	1.04%	—	1.89%

Expected volatility was determined based on the historical weekly volatility of our stock price over a period equal to the expected term of the options granted. The expected term of the options represents the period that options granted are expected to be outstanding based primarily on the historical exercise behavior associated with

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (continued)

previous option grants. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Grant Date Fair Value of Options Granted	$156	$—	$173
Fair Value of Options Vested	$1,272	$538	$993
Total Intrinsic Value of Options Exercised (1)	$—	$14	$—
Cash Received from Options Exercised	$—	$22	$—
Weighted-Average Estimated
Fair Value Per Share of Options Granted	$6.23	$—	$5.12

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options Outstanding at Beginning of Year	133,361	$95.45	147,545	$94.26	165,433	$112.40
Options Granted	25,000	$9.88	—	$—	33,750	$11.12
Options Exercised	—	$—	(2,000)	$10.80	—	$—
Options Forfeited	(425)	$64.89	(1,025)	$136.96	(19,264)	$95.44
Options Expired	(14,611)	$39.09	(11,158)	$91.04	(32,375)	$99.60

Options Outstanding at End of Year	143,325	$81.27	133,361	$95.45	147,545	$94.26

Options Exercisable at End of Year	107,475	$104.25	99,586	$111.52	92,995	$113.68

The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-Vested Options Outstanding at Beginning of Year	33,775	$17.68	54,550	$21.65	68,153	$38.32
Options Granted	25,000	$9.88	—	$—	33,750	$5.12
Options Vested	(22,500)	$56.54	(19,750)	$27.28	(28,089)	$35.36
Options Forfeited	(425)	$64.89	(1,025)	$44.00	(19,264)	$31.68

Non-Vested Options Outstanding at End of Year	35,850	$25.20	33,775	$17.68	54,550	$21.65

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (continued)

As of December 31, 2011, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
Exercise Price Range	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
	(In Thousands, Except Per Share Data)
$8.00 to $49.99	61,125	$—	$15.43	7.9 years	25,875	$—	$22.43	7.5 years
$50.00 to $99.99	3,750	—	$76.16	5.9 years	3,750	—	$76.16	5.9 years
$100.00 to $149.99	65,825	—	$126.19	3.3 years	65,225	—	$126.11	3.3 years
$150.00 to $173.04	12,625	—	$167.38	4.8 years	12,625	—	$167.38	4.8 years

	143,325	$—	$81.27	5.5 years	107,475	$—	$104.25	4.6 years

(1)

Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $7.40 as of December 31, 2011, and the exercise price, multiplied by the number of options.

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

The table below provides information for restricted stock awards under the 2007 Plan for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Ristircted Stock at Beginning of Year
Beginning of Year	18,200	$14.61	22,925	$15.21	2,525	$91.36
Restricted Stock Granted	10,000	$9.88	—	$—	25,625	$11.28
Restricted Stock Forfeited	—	$—	—	$—	(4,750)	$27.52
Restricted Stock Vested	(8,475)	$15.41	(4,725)	$17.52	(475)	$84.72

Ristricted Stock at End of Year	19,725	$11.87	18,200	$14.61	22,925	$15.21

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY

Stock Warrants

As part of the agreement with the placement agency company executed on July 27, 2010, we issued warrants to purchase 250,000 shares of common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging—Contracts in Entity’s Own Stock” (“ASC 815- 40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.07 percent used for the warrant is equal to the zero coupon rate in effect at the time of the grant.

At December 31, 2011, the fair value of the stock warrants decreased by $717,000, which we have included in other operating expenses for the year ended December 31, 2011. We used a weighted average expected stock volatility of 103.76 percent and an expected life assumption of five years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 1.04 percent, equal to the zero coupon rate, used for the warrant in effect at the end of the measurement period.

NOTE 14 — EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then shared in earnings, excluding common shares in treasury. Unvested restricted stock was excluded from the calculation of weighted-average common shares for basic EPS. For diluted EPS, weighted-average common shares include the impact of restricted stock under the treasury method.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 14 — EARNINGS (LOSS) PER SHARE (continued)

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Income (Loss) (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Amounts)
Year Ended December 31, 2011:
Basic EPS – Income Available to Common Stockholders	$28,147	20,403,549	$1.38
Effect of Dilutive Securities – Options and Warrants	$—	19,435	$0.00

Diluted EPS – Income Available to Common Stockholders	$28,147	20,422,984	$1.38

Year Ended December 31, 2010:
Basic EPS – Income Available to Common Stockholders	$(88,009)	11,790,278	$(7.46)
Effect of Dilutive Securities – Options and Warrants	$—	—	$—

Diluted EPS – Income Available to Common Stockholders	$(88,009)	11,790,278	$(7.46)

Year Ended December 31, 2009:
Basic EPS – Income Available to Common Stockholders	$(122,277)	5,946,295	$(20.56)
Effect of Dilutive Securities – Options and Warrants	$—	—	$—

Diluted EPS – Income Available to Common Stockholders	$(122,277)	5,946,295	$(20.56)

For the year ended December 31, 2011, there were 409,875 options, warrants and unvested restricted stock outstanding, that were included in computation of diluted EPS. For the years ended December 31, 2010 and 2009, there were 401,561 and 170,470 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because of a net loss or their exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE 15 — EMPLOYEE BENEFITS

401(k) Plan

We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. For the years ended December 31, 2011, 2010 and 2009, contributions to the 401(k) plan were $1.0 million, $992,000 and $1.1 million, respectively.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 15 — EMPLOYEE BENEFITS (continued)

Deferred Compensation Plan

Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (the “DCP”). The DCP is a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The DCP is unfunded. As of December 31, 2011 and 2010, the liability for the deferred compensation plan and interest thereon was $6,000 and $78,000, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease our premises under non-cancelable operating leases. At December 31, 2011, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Year Ending December 31,	Amount
(In Thousands)
2012	$4,132
2013	3,536
2014	2,154
2015	1,773
2016	1,624
Thereafter	4,020

Total	$17,239

For the years ended December 31, 2011, 2010 and 2009, rental expenses recorded under such leases amounted to $5.4 million, $5.7 million and $5.6 million, respectively.

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

NOTE 17 — OFF-BALANCE SHEET COMMITMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Balance Sheets. The Bank’s exposure to credit losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 17 — OFF-BALANCE SHEET COMMITMENTS (continued)

evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, was based on management’s credit evaluation of the counterparty.

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31,
	2011	2010
	(In Thousands)
Commitments to Extend Credit	$158,748	$178,424
Standby Letters of Credit	12,742	15,226
Commercial Letters of Credit	9,298	11,899
Unused Credit Card Lines	15,937	24,649

Total Undisbursed Loan Commitments	$196,725	$230,198

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

NOTE 19 — LIQUIDITY

Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2012. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, Hanmi Financial has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. As of December 31, 2011, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $31.7 million, up from $7.7 million as of December 31, 2010.

Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originated through its branch platform. Total deposits decreased by $121.8 million, or 4.9 percent, from $2.47 billion as of December 31, 2010 to $2.34 billion as of December 31, 2011, primarily due to a $296.5 million decrease in time deposits of $100,000 or

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 19 — LIQUIDITY (continued)

more, partially offset by an increase of $87.7 million on demand deposit. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2011 and 2010, in compliance with its regulatory restrictions, the Bank had no broker deposits, and had FHLB advances of $3.3 million that decreased from $153.7 million in 2010.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of December 31, 2011, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $402.2 million and $398.9 million, respectively. The Bank’s FHLB borrowings as of December 31, 2011 totaled $3.3 million, representing 0.12 percent of total assets. As of March 9, 2012, the Bank’s FHLB borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $ 410.9 million and $ 407.7 million, respectively. The amount that the FHLB is willing to advance differs based on the quality and character of qualifying collateral pledged by the Bank, and the advance rates for qualifying collateral may be adjusted upwards or downwards by the FHLB from time to time. To the extent deposit renewals and deposit growth are not sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and investment securities and otherwise fund working capital needs and capital expenditures, the Bank may utilize the remaining borrowing capacity from its FHLB borrowing arrangement.

As a means of augmenting its liquidity, the Bank had $336.1 million unpledged marketable securities that are available for sale at December 31, 2011. Also, the Bank had an available borrowing source of $124.7 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $278.4 million, and had no borrowings as of December 31, 2011. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In October 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of December 31, 2011, in compliance with its regulatory restrictions, the Bank does not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 19 — LIQUIDITY (continued)

Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of December 31, 2011, in compliance with its regulatory restrictions, the Bank does not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.

The Bank believes that it nonetheless has adequate liquidity resources to fund its obligations with its interest-bearing deposits, unpledged marketable securities, and secured credit lines with the FHLB and Fed Discount Window.

NOTE 20 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

BALANCE SHEETS	December 31,
	2011	2010
	(In Thousands)
ASSETS
Cash	$31,706	$7,716
Securities Available for Sale	595	774
Investment in Consolidated Subsidiaries	344,129	251,808
Investment in Trust Preferred Securities	2,475	2,475
Other Assets	—	1,654

TOTAL ASSETS	$378,905	$264,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior Subordinated Debentures	$82,406	$82,406
Other Liabilities	10,891	8,765
Stockholders’ Equity	285,608	173,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$378,905	$264,427

STATEMENTS OF OPERATIONS	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Equity in Earnings (Losses) of Subsidiaries	$35,654	$(82,705)	$(118,340)
Other Expenses, Net	(7,507)	(5,339)	(6,057)
Income Tax Benefit	—	35	2,120

NET INCOME (LOSS)	$28,147	$(88,009)	$(122,277)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 20 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (continued)

STATEMENTS OF CASH FLOWS	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$28,147	$(88,009)	$(122,277)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used In) Provided By Operating Activities:
(Income) Losses from Subsidiaries	(35,654)	82,705	118,340
Share-Based Compensation Expense	608	1,013	906
Changes in Fair Value of Stock Warrants	(717)	(362)	—
(Increase) Decrease in Other Assets	1,833	(116)	200
Increase in Other Liabilities	2,664	2,706	3,311

Net Cash (Used In) Provided By Operating Activities	(3,119)	(2,063)	480

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Hanmi Bank	(50,000)	(110,000)	(6,000)

Net Cash Used In Investing Activities	(50,000)	(110,000)	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options and Stock Warrants	—	22	—
Net Proceeds from Issuance of Common Stock in Offering	77,109	116,271	6,839

Net Cash Provided By Financing Activities	77,109	116,293	6,839

NET INCREASE IN CASH	23,990	4,230	1,319
Cash at Beginning of Year	7,716	3,486	2,167

CASH AT END OF YEAR	$31,706	$7,716	$3,486

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009 (Continued)

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands; Except Per Share Amounts)
2011:
Interest and Dividend Income	$33,875	$32,618	$31,674	$30,640
Interest Expense	7,766	7,143	6,515	6,206

Net Interest Income Before Provision for Credit Losses	26,109	25,475	25,159	24,434
Provision for Credit Losses	—	—	8,100	4,000
Non-Interest Income	5,508	6,017	5,978	6,348
Non-Interest Expense	21,061	22,886	18,852	21,249

Income Before Provision for Income Taxes	10,556	8,606	4,185	5,533
Provision (Benefit) for Income Taxes	119	605	(18)	27

NET INCOME	$10,437	$8,001	$4,203	$5,506

EARNINGS (LOSS) PER SHARE:
Basic	$0.55	$0.42	$0.22	$0.22
Diluted	$0.55	$0.42	$0.22	$0.22

2010:
Interest and Dividend Income	$38,053	$36,171	$35,675	$34,613
Interest Expense	10,719	9,875	9,402	8,642

Net Interest Income Before Provision for Credit Losses	27,334	26,296	26,273	25,971
Provision for Credit Losses	57,996	37,500	22,000	5,000
Non-Interest Income	7,005	6,677	5,671	6,053
Non-Interest Expense	26,224	24,766	24,079	21,735

Income (Loss) Before Provision (Benefit) for Income Taxes	(49,881)	(29,293)	(14,135)	5,289
Provision (Benefit) for Income Taxes	(395)	(36)	442	(23)

NET INCOME (LOSS)	$(49,486)	$(29,257)	$(14,577)	$5,312

EARNINGS (LOSS) PER SHARE:
Basic	$(7.76)	$(4.59)	$(0.95)	$0.28
Diluted	$(7.76)	$(4.59)	$(0.95)	$0.28

NOTE 22 — SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION

By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

Date:	March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 14, 2012.

/s/ Jay S. Yoo	/s/ Lonny D. Robinson
Jay S. Yoo President and Chief Executive Officer (Principal Executive Officer)	Lonny D. Robinson Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph K. Rho	/s/ I Joon Ahn
Joseph K. Rho Chairman of the Board	I Joon Ahn Director

/s/ John A. Hall	/s/ William J. Stolte
John A. Hall Director	William J. Stolte Director

/s/ Joon Hyung Lee	/s/ Paul (Seon-Hong) Kim
Joon Hyung Lee Director	Paul (Seon-Hong) Kim Director

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).
3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation, dated June, 23, 2004 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated July 28, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated December 16, 2011 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on December 19, 2011).
3.6	Amended and Restated Bylaws of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3 filed with the SEC on February 4, 2010).
3.7	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated November 21, 2007 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3 filed with the SEC on February 4, 2010).
4	Specimen stock certificate representing Hanmi Financial Corporation Common Stock
4.1	Hanmi Financial Corporation Warrant for the Purchase of Shares of Common Stock, issued to Cappello Capital Corp., dated October 14, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 14, 2010).
10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as Exhibit D to Exhibit 10.1) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.1) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.1) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number	Document
10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as Exhibit D to Exhibit 10.6) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.6) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.6) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein, (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 11, 2008). †
10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007). †
10.18	Hanmi Financial Corporation Year 2000 Stock Option Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000). †
10.19	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †
10.20	Hanmi Financial Corporation Amended and Restated 2007 Employee Stock Incentive Plan – Restricted Stock Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009) †.
10.21	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number	Document
10.22	Securities Purchase Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 15, 2009).
10.23	Registration Rights Agreement, dated June 12, 2009, by and between Hanmi Financial Corporation and Leading Investments & Securities Co., Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 15, 2009).
10.24	First Amendment to the Securities Purchase Agreement, dated July 31, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on August 3, 2009).
10.25	Amended and Restated Term Sheet, dated September 14, 2009, by and among Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners LLC (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on September 15, 2009).
10.26	Second Amendment to the Securities Purchase Agreement, dated September 28, 2009, by and between Hanmi Financial Corporation and Leading Investment & Securities Co., Ltd. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 2, 2009).
10.27	First Amendment to the Amended and Restated Term Sheet, dated September 28, 2009, by and between Hanmi Financial Corporation, Leading Investment & Securities Co., Ltd., and IWL Partners, LLC (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 2, 2009).
10.28	Final Order, dated November 2, 2009, issued to Hanmi Bank by the California Department of Financial Institutions (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on November 5, 2011)
10.29	Written Agreement, dated November 2, 2009, by and between Hanmi Financial Corporation and Hanmi Bank, on one hand, and the Federal Reserve Bank of San Francisco, on the other hand (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on November 5, 2011)
10.30	Summary of 2010 Executive Retention Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 9, 2010). †
10.31	Form of Indemnification Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).
10.32	Separation Agreement, dated October 7, 2011, by and between Hanmi and Mr. Brian Cho (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 11, 2011)
10.33	Offer Letter, dated September 12, 2011, by and between Hanmi and Mr. Lonny D. Robinson (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 7, 2011)
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number	Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

†	Constitutes a management contract or compensatory plan or arrangement.

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”