Form 10-K/A
period 2011-12-31
HANMI FINANCIAL CORP
filed 2012-04-30
CIK 1109242

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

Number of shares of common stock of the Registrant outstanding as of March 31, 2012 was 31,489,201 shares.

Documents Incorporated By Reference Herein: None.

Explanatory Statement to Form 10-K Amendment

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2012 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement, which involves the election of directors, if filed with the SEC within 120 days after the end of the fiscal year covered by the Original Filing. The Company’s definitive proxy statement will not be filed before April 30, 2012 (i.e., within 120 days after the end of the Company’s 2011 fiscal year) pursuant to Regulation 14A. The reference in the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing are being amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

HANMI FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Hanmi Financial’s Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws provide for a Board of Directors consisting of no less than five (5) and no more than eleven (11) Directors, the exact number within this range to be determined by the Board of Directors. Currently, the Board of Directors consists of the following seven (7) members: I Joon Ahn; John A. Hall; Paul Seon-Hong Kim; Joon Hyung Lee; Joseph K. Rho; William J. Stolte; and Jay S. Yoo.

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

None of the Directors or executive officers was selected or hired pursuant to any arrangement or understanding. There are no family relationships among the Directors or the executive officers of Hanmi Financial. As of the date hereof, no Director holds a directorship with another company that has a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940.

The following tables set forth information with respect to the Directors and executive officers of Hanmi Financial.

Name and Position	Age	Principal Occupation for Past Five Years and 10 Year Legal Proceedings
I Joon Ahn, Director	73	Principal Occupation:	Retired; President, Ace’s Fashion Company, a garment manufacturing company (1973 to 2001); Founder of Hanmi Bank and Hanmi Financial; former Chairman of our Boards, Hanmi Financial and Hanmi Bank; former member of the Korean American Chamber of Commerce and the Southern California International Trade Federation.

			Our Board believes that Mr. Ahn should serve as a Director because Mr. Ahn plays a critical role in connection with the Korean-American community. Mr. Ahn has founded and served on a number of important Korean-American organizations inclusive of the Korean-American Garment Association, the Southern California Korean Federation, the Korean-American Chamber of Commerce and the Southern California International Trade Federation. Additionally, Mr. Ahn is a founding member of Hanmi Bank.
		Director Since:	1982

John A. Hall, Director	62	Principal Occupation:	Retired; National Bank Examiner, Office of the Comptroller of the Currency (“OCC”), a division of the U.S. Treasury Department (1974 to 2005).

			Our Board believes that Mr. Hall should serve as a Director because Mr. Hall’s experience as a bank regulatory examiner, both in credit and operations, is valuable to Hanmi Bank. In his role with the OCC, he served as an examiner in charge of various larger banking institutions and most recently served in the credit position for the Wells Fargo Large Bank Team. Our Board believes that Mr. Hall’s experience as a bank regulatory examiner has provided him with financial expertise that is valuable in his role as Audit Committee Chairman and assisting Hanmi Bank in complying with applicable regulations.
		Director Since:	February 2009

Paul Seon-Hong Kim, Director	67	Principal Occupation:	Retired; President & CEO, Center Financial Corp/Center Bank for 9 years, converting it a Nasdaq company with 13-fold increase in total market cap (1998 to 2007); President & CEO, Uniti Financial/Uniti Bank (2008); served in various executive capacities inclusive of CCO and CFO, Hanmi Financial/Hanmi Bank (1986 to 1998); Adjunctive Professor, Cal State University (2007,2009);

			Our Board believes that Mr. Kim should serve as a Director because Mr. Kim’s many years of experience and long distinguished background in the banking industry gives him a valuable financial expertise understanding of the Korean-American banking community that Hanmi Bank serves.
		Director Since:	February 2009

Joon Hyung Lee, Director	68	Principal Occupation:	President, Root-3 Corporation, a property management, real estate investment, and development company (1983 to present); former Chairman of our Boards, Hanmi Financial and Hanmi Bank; former President of Byucksan America, Inc.; former President of Uniko Trading Co.; former Vice President of Nait Corporation; former Assistant Professor of Business Administration at Sung Kyun Kwan University in Korea; Master of Business Administration from New York University.

			Our Board believes that Mr. Lee should serve as a Director because Mr. Lee’s knowledge and connections to the real estate development and investment markets are important for Hanmi Bank and make him a valuable asset to Hanmi Bank, particularly in the area of asset/liability management. In addition to his property management experience, Mr. Lee has a general contractor’s license, a real estate broker’s license as well as international trading experience. Mr. Lee’s longevity with Hanmi Bank also assists Hanmi Bank in setting its strategic direction.
		Director Since:	1989

William J. Stolte, Director	65	Principal Occupation:	Retired; Senior Executive Vice President, Union Bank of California in San Francisco (2000 to 2008); Director, Deloitte & Touche, LLP (1995 to 2000); Partner, The Secura Group (1992 to 1995); served in various capacities, including Deputy Comptroller of the Currency, Chief National Bank Examiner, Deputy Director Multinational & Regional Bank Supervision, National Bank Examiner, Office of the Comptroller of the Currency (1968-1992).

			In selecting Mr. Stolte to serve as a Director, our Board considered Mr. Stolte’s banking experience both as an examiner as well as a consultant to the banking industry making him the financial expert, and his ability to assist our Board in addressing the challenges confronting Hanmi Bank.
		Director Since:	April 2009

Joseph K. Rho, Chairman of our Board	71	Principal Occupation:	Retired. Current and former Chairman of the Boards, Hanmi Financial and Hanmi Bank (2007-present; 2002-1999); J & S Investment (2002 to 2010); former Partner, Korea Plaza LP (1987 to 2002); former Chief of Parish for St. Agnes Cathedral; and former President and Owner of Joseph K. Rho Insurance Agency.

			In selecting Mr. Rho to serve as a Director and appointment as Chairman of Hanmi Financial and Hanmi Bank, our Board considered, in particular, the importance of the Chairman’s role to ensure the effective functioning of our Board of Directors. Our Board believes that Mr. Rho is an effective coordinator of multiple Hanmi Bank constituencies, including stockholders, customers, officers, employees, community and regulators. Additionally, our Board considered the critical role Mr. Rho played in assisting Hanmi Financial in raising capital during the past two years. Lastly, in appointing Mr. Rho as Chairman, our Board considered that Mr. Rho is the largest individual stockholder and as such, can speak to building long-term stockholder value and provides valuable insight into the concerns of stockholders and investors.
		Director Since:	1984

Jay S. Yoo, Director	65	Principal Occupation:	President and Chief Executive Officer, Hanmi Financial and Hanmi Bank (June 2008 to present); Chairman, President and Chief Executive Officer, Woori America Bank, a subsidiary of Woori Bank (2001 to 2007).

			Our Board believes that Mr. Yoo should serve as a Director because Mr. Yoo’s understanding of the Korean-American community, his years of banking experience since 1970 as well as his past regulatory experience with the banking institutions in both New York and Seoul, Korea, is a valuable asset to Hanmi Bank. Additionally, our Board felt that it is important to have the Chief Executive Officer of Hanmi Financial serve as a director in order to effectively execute our Board’s direction.
		Director Since:	June 2008

CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS

Hanmi Financial is committed to sound corporate governance principles. These principles are essential to running Hanmi Financial’s business efficiently and to maintaining Hanmi Financial’s integrity in the marketplace. Hanmi Financial has adopted formal Corporate Governance Guidelines to explain Hanmi Financial’s corporate governance principles to investors. Hanmi Financial has adopted a Code of Business Conduct and Ethics for employees and officers as well as for Directors. These Corporate Governance Guidelines, as well as Hanmi Financial’s Codes of Business Conduct and Ethics and other governance matters of interest to investors, are available through Hanmi Financial’s website at www.hanmi.com by clicking on “Investor Relations” and then “Corporate Overview” and then “Governance Documents.”

The Board of Directors and Its Committees

During the fiscal year ended December 31, 2011, the Board of Directors held twenty nine (29) meetings. No Director attended fewer than ninety-seven (97%) of the aggregate number of meetings of the Board of Directors and the committees on which he served. Hanmi Financial’s policy is to encourage all Directors to attend all Annual and Special Meetings of Stockholders. Hanmi Financial’s 2011 Annual Meeting of Stockholders was attended by all Directors.

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

The Board of Directors has three standing committees: the Audit Committee; the Nominating and Corporate Governance and Compensation Committee; and the Planning Committee. Each committee is governed by a charter, each of which is available through Hanmi Financial’s website at www.hanmi.com by clicking on “Investor Relations” and then “Corporate Overview” and then “Governance Documents.”

Audit Committee

The Audit Committee appoints an independent registered public accounting firm to conduct the annual audit of Hanmi Financial’s books and records. The Audit Committee also reviews with such accounting firm the scope and results of the annual audit, the performance by such accounting firm of professional services in addition to those related to the annual audit, and the adequacy of Hanmi Financial’s internal controls. The current members of Hanmi Financial’s Audit Committee are John A. Hall, Paul Seon-Hong Kim, Joon Hyung Lee, Joseph K. Rho and William J. Stolte, with Mr. Hall serving as its Chairman. Each member is an outside (or non-employee) Director and meets the independence requirements of the Securities and Exchange Commission (“SEC”) and The NASDAQ Stock Market, Inc. (“NASDAQ”). Mr. Hall, Mr. Kim, and Mr. Stolte are “audit committee financial experts” within the meaning of the current rules of the SEC. The Audit Committee held thirteen (13) meetings during the fiscal year ended December 31, 2011. See “Report of the Audit Committee of the Board of Directors.”

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Board of Directors maintains an Audit Committee composed of a minimum of three (3) outside Directors. The Board of Directors and the Audit Committee believe that the Audit Committee’s current member composition satisfies Rule 5605(c)(2)(A) of NASDAQ, which governs audit committee composition, because all Audit Committee members are “independent directors.”

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

Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The independent registered public accounting firm, or the independent auditor, appointed by the Audit Committee is responsible for auditing the financial statements and expressing an opinion on the conformity of those financial statements with U.S. generally accepted accounting principles.

In fulfilling its oversight responsibilities, the Audit Committee reviewed the 2011 audited financial statements with management and the independent auditor. The Audit Committee discussed with the independent auditor the matters required to be discussed in accordance with Statement of Auditing Standards No. 114 (as amended by AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T regarding “Communication with Audit Committees.” This included a discussion of the independent auditor’s judgments as to the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, the disclosures in the financial statements, and any other matters that are required to be discussed with the Audit Committee under PCAOB standards. In addition, the Audit Committee received from the independent auditor written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence, and the Audit Committee has discussed with the independent auditor the independent auditor’s independence.

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

The Audit Committee discussed with Hanmi Financial’s independent auditor the overall scope and plans for its audits. The Audit Committee met with the independent auditor, with and without management present, to discuss the results of its audits and its evaluations of Hanmi Financial’s internal controls and the overall quality of Hanmi Financial’s financial reporting. The Audit Committee also discussed the independence of the independent auditor and concluded that its services provided to Hanmi Financial, including its tax and non-audit related work, were compatible with maintaining its independence.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, that the audited financial statements be included in Hanmi Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.

THE AUDIT COMMITTEE

John A. Hall (Chairman)

Paul Seon-Hong Kim

Joon Hyung Lee

Joseph K. Rho

William J. Stolte

Planning Committee

The Planning Committee recommends planning policy, new lines of business, capital and financial plans, and dividend plans to the Board of Directors, and monitors Hanmi Financial’s planning activities and Hanmi Financial’s performance against its plans and budget. During 2011, the members of the Planning Committee were William J. Stolte, I Joon Ahn, Paul Seon-Hong Kim, Joseph K. Rho, and Jay S. Yoo, with Mr. Stolte serving as its Chairman. Except for Mr. Yoo, each member is an outside (or non-employee) Director and meets the independence requirements of the SEC and NASDAQ. The Planning Committee held twenty one (21) meetings during the fiscal year ended December 31, 2011.

Nominating and Corporate Governance and Compensation Committee

The Nominating and Corporate Governance and Compensation (“NCGC”) Committee assists the Board of Directors by: identifying individuals qualified to become Directors; recommends to the Board of Directors the Director nominees for the Board of Directors and its committees for the next Annual Meeting of Stockholders; develops, recommends, and implements a set of corporate governance principles applicable to Hanmi Financial; and monitors the process to determine the effectiveness of the Board of Directors and its committees.

The members of the NCGC Committee are Joon Hyung Lee, I Joon Ahn, John Hall, Paul Seon-Hong Kim, and Joseph K. Rho, with Mr. Lee serving as its Chairman. Each member is an outside (or non-employee) Director and meets the independence requirements of the SEC and NASDAQ. The NCGC Committee held fifteen (15) meetings during 2011. See “NCGC Committee Report.”

The NCGC Committee believes that the Board of Directors as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to Hanmi Financial’s operations and interests. In addition to considering a candidate’s background and accomplishments, candidates are reviewed in the context of the current composition of the Board of Directors and the evolving needs of Hanmi Financial’s business.

The NCGC Committee seeks directors with strong reputations and experience in areas relevant to the strategy and operations of Hanmi Financial’s business, particularly industries and growth segments that Hanmi Financial serves, such and the banking and financial services industry, as well as key geographic markets where Hanmi Financial operates. Each of Hanmi Financial’s current Directors holds or has held senior executive positions in large, complex organizations and has operating experience that meets this objective. In those positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, corporate governance, risk management and leadership development.

The NCGC Committee also believes that each of the current Directors has other key attributes that are important to an effective board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity or origin, background, experience, and thought; and the commitment to devote significant time and energy to service on the Board of Directors.

The NCGC Committee annually reviews the individual skills and characteristics of the Directors, as well as the composition of the Board of Directors as a whole. This assessment includes a consideration of independence, diversity, age, skills, expertise, time availability, and industry background in the context of the needs of the Board of Directors and Hanmi Financial. Although Hanmi Financial has no policy regarding diversity, the NCGC Committee seeks a broad range of perspectives and considers both the personal characteristics (gender, ethnicity, age) and experience (industry, professional, public service) of its Directors and prospective nominees to the Board of Directors.

Recommendations by any stockholder for Director nominees must be submitted in writing to the Chairman of the NCGC Committee at Hanmi Financial’s principal executive offices, no later than the last business day of January of the year that Hanmi Financial’s next Annual Meeting of Stockholders will be held, to be considered at such Annual Meeting of Stockholders. Stockholders shall include in such recommendation:

•	The name, age, and address of each proposed nominee;

•	The principal occupation of each proposed nominee;

•	The number of shares of voting stock of Hanmi Financial owned by each proposed nominee;

•	The name and address of the nominating stockholder;

•	The number of shares of voting stock of Hanmi Financial owned by the nominating stockholder; and

•	A letter from the proposed nominee indicating that such proposed nominee wishes to be considered as a nominee for the Board of Directors and will serve as a Director if elected.

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

Leadership Structure

The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board of Directors at any given time. The Board of Directors has determined that having an independent director serve as Chairman of the Board is in the best interest of the Company’s stockholders at this time. This structure ensures a greater role for the independent Directors in the oversight of the Company and active participation of the independent Directors in setting agendas and establishing Board priorities and procedures. Further, this structure permits the Chief Executive Officer to focus on the management of the Company’s day-to-day operations.

Risk Oversight

The Company has a risk management program overseen by Jean Lim, the Chief Risk Officer of Hanmi Bank, who reports directly to Hanmi Bank’s Chief Executive Officer. Material risks are identified and prioritized by management, and each prioritized task is referred to a Board committee or the full Board of Directors for oversight. For example, strategic risks are referred to the full Board of Directors while financial risks are referred to the Audit Committee. The Board of Directors regularly reviews information regarding the Company’s credit, liquidity, and operations, as well as the risks associated with each, and annually reviews the Company’s risk management program as a whole. Also, the NCGC Committee periodically reviews the most important risks to the Company to ensure that compensation programs do not encourage excessive risk-taking.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, Hanmi Financial’s Directors, executive officers, and any persons holding ten percent (10%) or more of Hanmi Financial’s common stock are required to report their ownership of common stock and any changes in that ownership to the SEC and to furnish Hanmi Financial with copies of such reports. Specific due dates for these reports have been established, and Hanmi Financial is required to report in this Annual Report of Form 10-K/A any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended December 31, 2011, Hanmi Financial believes that all persons, subject to the reporting requirements of Section 16(a) of the Exchange Act, have filed all required reports on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis (“CD&A”) describes our compensation philosophy, methodologies and our current practices with respect to the remuneration programs for the individuals listed in the Summary Compensation Table on page 14 (the “Named Executive Officers”). The compensation programs of our Named Executive Officers are established, evaluated and maintained by the NCGC Committee of Hanmi Financial’s Board of Directors. The NCGC Committee is comprised entirely of outside Directors that satisfy the NASDAQ listing requirements and relevant Internal Revenue Code and SEC regulations on independence.

Compensation Philosophy and Objectives

The compensation programs provided to our Named Executive Officers are designed to attract and retain high caliber banking executives, and to appropriately reward them for their achievement of business objectives that further the success of Hanmi Financial. Another objective is to encourage continued performance by offering long-term incentives, such as stock options, that align executive and stockholders’ interest. In the end, the overriding goal is to maximize stockholder value.

Methodology for Establishing Compensation

To assist the NCGC Committee in its administration of the compensation programs for the Named Executive Officers, the Human Resources Department of Hanmi Financial gathers data from competing financial institutions. The compensation data is obtained from both proxy statements of publicly traded banks and from salary survey data provided by the California Department of Financial Institutions. In addition to the market data, the NCGC Committee also reviews and considers the recommendations of the Chief Executive Officer (the “CEO”).

In establishing the target compensation levels and pay mix for the Named Executive Officers, the NCGC Committee periodically reviews publicly disclosed compensation data of California banks with total assets ranging between $1.0 and $6.5 billion (the “Peer Group”), including:

Total Assets (billions)
CVB Financial Corporation	$6.5
BBCN Bancorp (Formerly Nara Bancorp Inc and Center Financial Corp).	$5.2
Westamerica Bancorporation	$5.0
Wilshire Bancorp Inc.	$2.7
First California Bancorp	$1.8
Pacific Mercantile Bancorp	$1.0

The Peer Group was selected to include banks comparable in size and those that the Hanmi Financial competes with in the market for executive talent, including two banks that are direct competitors in the Los Angeles Korean-American community. The survey data was used by the NCGC Committee as a second point of reference in determining the appropriate levels of compensation and pay mix for the Named Executive Officers.

Although the decisions regarding the compensation levels are guided by the information provided from the Peer Group and survey data, the NCGC Committee also takes into account the prevailing economic environment and the current financial condition of Hanmi Financial. The objective of the NCGC Committee is to establish compensation programs that are motivating but affordable, with the purpose of aligning the interests of our Named Executive Officers with those of our stockholders.

Elements of the Compensation Program

The following describes the various components of the compensation mix that Hanmi Financial provides to the Named Executive Officers, the objectives of each pay component and how each component is used to create a total competitive compensation package.

The NCGC Committee provides the Named Executive Officers with a compensation package that includes annual base salary, short-term cash incentive compensation, long-term incentive awards, executive perquisites and a broad-based benefits program.

Annual Base Salary

Annual base salaries are the fixed portion of the Named Executive Officers’ cash compensation and are intended to reward the day-to-day aspects of their roles and responsibilities. The Named Executive Officers’ annual salaries were set at the time they first joined the bank. The initial salaries were established by taking into account several factors including, but not limited to, the executive’s experience, responsibilities, management abilities and job performance. Hanmi Financial targets base salaries for its Named Executive Officers at market median. The NCGC Committee believes that the fiscal year 2011 base salaries of Hanmi Financial’s Named Executive Officers are competitive with companies of similar size. Pay adjustments are generally made annually, after reviewing overall company performance, individual performance and the affordability of the increase. For fiscal year 2011, there were minimal salary adjustments. The CEO’s annual adjustment to base salary is incorporated in his Employment Agreement, as described in “Named Executive Officers’ Compensation—Employment Agreement with Chief Executive Officer, Jay S. Yoo.” For fiscal year 2011, the CEO is the only Named Executive Officer who has an Employment Agreement with Hanmi Financial. All other Named Executive Officers are employed at-will.

Short-Term Cash Incentive Compensation

In accordance with Hanmi Financial’s compensation philosophy, a significant portion of the compensation of the Named Executive Officers is performance-based. For each Named Executive Officer, target bonuses are stated as a percentage of base salary. The annual bonus payable to the CEO is capped at 75% of his base salary. The annual bonuses payable to the other Named Executive Officers’ are capped at 50% of base salary.

The NCGC Committee reviews performance against pre-established financial and non-financial goals on an annual basis to determine the short-term cash incentive compensation of the Named Executive Officers. For fiscal year 2011, financial performance was measured by Asset Quality, Liquidity, Capital Adequacy and Earnings. These metrics were weighted differently among the various Named Executive Officers. The non-financial goal for fiscal year 2011 was measured based on the Regulatory Rating of Hanmi Bank. No other performance goals were established by the NCGC Committee for determining the short-term cash incentive compensation for the Named Executive Officers. The individual performance of each Named Executive Officer is discussed below.

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

Long-term incentive awards are granted to the Named Executive Officers pursuant to the Hanmi Financial Corporation 2007 Equity Compensation Plan, as may be amended from time to time (the “2007 Plan”). The NCGC Committee has not established grant guidelines; rather, the size, timing, and other material terms of the long-term incentive awards for the Named Executive Officers are made at the discretion of the Board of Directors and the NCGC Committee. Factors considered by the NCGC Committee and the Board of Directors include awards to industry peers and each executive’s previous grant history. Stock options and restricted stock grants awarded are included in the Summary Compensation Table.

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

Executive Perquisites

The Named Executive Officers and other senior management employees receive the following benefits in addition to their other compensation: gasoline card; cellular phone allowance; and automobile allowance. Chief Executive Officer, Jay S. Yoo, also received a membership in a golf country club. These additional benefits of the Named Executive Officers are detailed in the Summary Compensation Table.

Broad-Based Benefits Programs

The Named Executive Officers participate in the benefit programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, short-term and long-term disability insurance, healthcare reimbursement accounts, paid vacation, and contributions to a 401(k) profit sharing retirement plan.

Severance Arrangements

The CEO’s Employment Agreement contains a provision for severance pay of a period of six (6) months in case of the involuntary termination of his employment by Hanmi Financial without cause. This provision is subject to regulatory approval per the Written Agreement with the Federal Reserve Bank. The other Named Executive Officers do not have any such severance arrangements.

Compensation Policy Risk Assessment

The NCGC Committee reviews the compensation of the Named Executive Officers, as well as the overall compensation practices for the organization. Any performance incentive programs, awarding of bonus payments, and the budgeting for annual salary adjustments are reviewed and approved by the NCGC Committee before being presented to the full board of directors for ratification. An important aspect of the review is an assessment of whether the programs in any way encourage the Named Executive Officers or any other employee of Hanmi Financial to take unacceptable risk, in the short or long term.

Named Executive Officers’ Compensation

The CEO meets with the NCGC Committee to review the CEO’s compensation recommendation for the other Named Executive Officers. For fiscal year 2011, the CEO’s base salary was adjusted in accordance with his Employment Agreement, and the Chief Credit Officer, Jung Hak Son, also received an increase of $12,000/year. Brian Cho, Chief Financial Officer until October 14, 2011, did not receive any increase.

Employment Agreement with Chief Executive Officer, Jay S. Yoo

Jay S. Yoo joined Hanmi Financial and Hanmi Bank as President and Chief Executive Officer as of June 23, 2008. His Employment Agreement, as amended by an Amendment to Employment Agreement, dated as of February 23, 2011, has a three-year term, which expires on June 23, 2013, and provides for a base salary of $350,000, which increases by $10,000 on each of June 23, 2011 and June 23, 2012, and provides for a target bonus of up to seventy-five percent (75%) of his annual base salary. The increase in Mr. Yoo’s base salary to $350,000 was made retroactive to June 2010.

Mr. Yoo’s bonus, which is to be paid in cash, is dependent on the attainment of certain financial goals set by the Board of Directors. The financial goals were set in mid-2011. Performance evaluation will be assessed and bonuses, if any, will be paid in 2012.

In addition, under Mr. Yoo’s Employment Agreement, as amended, he is entitled to the use of a company car, a bank issued cellular telephone, membership in a golf country club, and payment of reasonable business related expenses. The Amendment to his Employment Agreement also provided for the granting of an option to purchase 18,750 shares of Hanmi Financial stock. The terms of the stock options are subject to the terms and conditions set forth in the 2007 Plan. The options vest in equal installments over three years starting one year after the date of the grant. The Amendment to Mr. Yoo’s Employment Agreement also provides for the issuance of 7,500 shares of restricted stock. The terms of the restricted stock are subject to the terms and conditions set forth in the 2007 Plan. This restricted stock vests in equal installments over three years starting one year after the issuance date. The first vesting occurred in June 2011 and is detailed in the compensation table included in this report.

Compensation for Former Chief Financial Officer, Brian Cho

Brian E. Cho, former Executive Vice President & former Chief Financial Officer joined the organization in December 2007 and retired in October 2011. He did not have an employment agreement and his employment was at-will. Per his employment letter executed November 1, 2007, his annual base salary was $270,000 and he was eligible to receive incentive cash compensation of up to fifty percent (50%) of his annual base salary. The bonus payable to Mr. Cho was based on the bank’s performance and his individual performance.

In 2011, he received an annual base salary of $249,231, as well as an auto allowance of $700 per month, a cell phone allowance of $100 per month, a gas card, and other general benefits afforded to all employees.

Mr. Cho retired from banking in October 2011, and he was paid a severance payment of $135,000 in cash as well as continued insurance coverage for 6 months valued at $13,152. The outstanding stock options and restricted stock grants held by Mr. Cho were accelerated, in full, at the time of his departure. The combined value of the severance package was $149,852.

Compensation for Chief Financial Officer, Lonny D. Robinson

Lonny D. Robinson, Executive Vice President & Chief Financial Officer joined the organization in October 11, 2011. He does not have an employment agreement and his employment is at-will. Per his employment letter executed on September 13, 2011, his annual base salary is $230,000 and he is eligible to receive incentive cash compensation of up to fifty percent (50%) of his annual base salary. The bonus payable to Mr. Robinson is dependent on the bank’s performance and his individual performance.

In 2011, he received base salary of $47,769, as well as an auto allowance of $700 per month, a cell phone allowance of $100 per month, a gas card, and other general benefits afforded to all employees. His employment letter also provided for the granting of an option to purchase 6,250 shares of Hanmi Financial stock. The terms of the stock options are subject to the terms and conditions set forth in the 2007 Plan. The options vest in equal installments over five years starting one year after the date of the grant. In addition to the stock option, the letter also provided for the granting 2,500 shares of restricted stocks. The restricted stock shall become vested in equal installments over five years starting one year after the date of grant.

Compensation for Chief Credit Officer, Jung Hak Son

Mr. Jung Hak Son, Executive Vice President and Chief Credit Officer since December 2009, also does not have an employment agreement and his employment is at-will. His annual compensation is $222,000, and he is eligible to receive incentive cash compensation of up to fifty percent (50%) of his base salary. The bonus payable to Mr. Son is dependent on the bank’s performance and his individual performance. The goals for his individual performance were set in mid-2011.

In 2011, he received an annual base salary of $218,815, as well as an auto allowance of $700 per month, a cell phone allowance of $100 per month, a gas card, and other general benefits afforded to all employees.

Administrative Policies and Practices

To evaluate and administer the compensation programs of the Named Executive Officers, the NCGC Committee meets at least four times a year. In addition, the NCGC Committee also holds special meetings to discuss extraordinary items. At the end of a meeting, the NCGC Committee may choose to meet in executive session, when necessary. During the fiscal year 2011, the NCGC Committee met fifteen (15) times.

Stock Ownership Guidelines

The NCGC Committee has not implemented stock ownership guidelines for the Named Executive Officers; however, the NCGC Committee continues to periodically review best practices and re-evaluate whether stock ownership guidelines are consistent with our compensation philosophy and stockholders’ interests.

Tax Deductibility of Executive Officer Compensation

Internal Revenue Code Section 162(m) precludes a public corporation from taking a deduction for compensation in excess of $1 million for its chief executive officer or any of its three other highest paid executive officers (excluding the chief financial officer), unless certain specific and detailed criteria are satisfied. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit. Hanmi Financial complies with the requirements of Section 162(m). Accordingly, the deduction taken for the compensation paid to the Named Executive Officers 2011 was not limited by Section 162(m). The NCGC Committee will continue to carefully consider the impact of Section 162(m) in determining the appropriate pay mix and compensation levels for the Named Executive Officers.

NCGC Committee Report

The following NCGC Committee Report should not be deemed filed or incorporated by reference into any other document, including Hanmi Financial’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report into any such filing by reference.

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

Respectfully submitted by the NCGC Committee of the Board of Directors,

Joon H. Lee (Chairman)

I Joon Ahn

John A. Hall

Paul Seon-Hong Kim

Joseph K. Rho

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Named Executive Officers for the fiscal years ended December 31, 2011, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary (1)		Bonus (1)(5)	Stock Awards (2)(3)	Option Awards (2)(4)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation (1)		Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Jay S. Yoo, President, Chief Executive Officer and Director	2011	$364,538	(10)	$—	$78,000	$114,795	$—	$—	$139,579	(6)	$696,902
	2010	$350,000		$—	$—	$—	$—	$—	$66,456	(6)	$416,456
	2009	$326,192		$—	$27,000	$30,765	$—	$—	$63,668	(6)	$447,625

Lonny D. Robinson, Executive Vice President and Chief Financial Officer	2011	$47,769		$—	$20,800	$41,030	$—	$—	$6,436	(7)	$116,035

Jung Hak Son, Executive Vice President and Chief Credit Officer	2011	$218,815		$—	$—	$—	$—	$—	$43,708	(8)	$262,523
	2010	$210,000		$—	$—	$—	$—	$—	$91,960	(8)	$301,960
	2009	$173,385		$—	$13,500	$6,153	$—	$—	$36,169	(8)	$229,207

Brian E. Cho, Former Executive Vice President and Chief Financial Officer	2011	$249,231		$—	$—	$—	$—	$—	$168,812	(9)	$418,043
	2010	$270,000		$—	$—	$—	$—	$—	$109,073	(9)	$379,073
	2009	$266,885		$—	$20,250	$9,230	$—	$—	$36,522	(9)	$332,887

(1)	All cash compensation and perquisites paid to the Named Executive Officers are paid by, and are the responsibility of, Hanmi Financial’s subsidiary, Hanmi Bank.

(2)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Equity Compensation Plan (the “2007 Plan”).

(3)

Pursuant to SEC regulations regarding the valuation of equity awards, amounts in columns (e) represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2011 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 14, 2012.

(4)

Pursuant to SEC regulations regarding the valuation of equity awards, amounts in columns (f) represent the applicable full grant date fair values of option awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2011 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 14, 2012.

(5)	The amounts in column (d) reflect the discretionary bonuses paid to the Named Executive Officers for services performed in the prior year.

(6)

Amounts consist of: (a) life insurance premiums ($390 for 2011; $392 for 2010; $392 for 2009); (b) company automobile ($10,618 for 2011; $26,711 for 2010; $26,936 for 2009); (c) health insurance premiums ($15,590 for 2011; $15,315 for 2010; $11,178 for 2009); (d) employer contributions under the 401(k) plan ($12,375 for 2011; $12,375 for 2010; $12,375 for 2009); (e) club memberships ($7,315 for 2011; $6,971 for 2010; $8,110 for 2009; ); (f) retention pay ($87,500 for 2011) and (g) other perquisites ($5,790 for 2011; $4,691 for 2010; $4,677 for 2009) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(7)

Amounts consist of: (a) life insurance premiums ($98 for 2011); (b) automobile allowance ($1.745 for 2011); (c) health insurance premiums ($1,327 for 2011); (d) employer contributions under the 401(k) plan ($2,123 for 2011); and (e) other perquisites ($1,144 for 2011) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(8)

Amounts consist of: (a) life insurance premiums ($392 for 2011; $375 for 2010; $370 for 2009); (b) automobile allowance ($8,400 for 2011; $8,400 for 2010; $8,303 for 2009); (c) health insurance premiums ($12,042 for 2011; $9,843 for 2010; $10,157 for 2009); (d) employer contributions under the 401(k) plan ($12,375 for 2011; $12,375 for 2010; $10,403 for 2009); (e) retention payment ($52,500 for 2010); and (f) other perquisites ($1,498 for 2011; $8,467 for 2010; $6,936 for 2009) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(9)

Amounts consist of: (a) life insurance premiums ($294 for 2011; $392 for 2010; $392 for 2009); (b) automobile allowance ($6,785 for 2011; $8,400 for 2010; $8,303 for 2009); (c) health insurance premiums ($10,033 for 2011; $11,860 for 2010; $10,157 for 2009); (d) employer contributions under the 401(k) plan ($9,969 for 2011; $12,375 for 2010; $12,375 for 2009); (e) club memberships ($2,400 for 2010); (f) retention payment ($67,500 for 2010); (g) severance payment ($135,000 for 2011) and (h) other perquisites ($6,731 for 2011; $6,147 for 2010; $5,295 for 2009) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.

(10)

This amount includes the retroactive increase in Mr. Yoo’s base salary from $330,000 to $350,000 pursuant to the terms of the Amendment to Mr. Yoo’s Employment Agreement entered into on February 23, 2011.

Grants of Plan-Based Awards

There were no equity awards granted to Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

The Company previously had the Year 2000 Stock Option Plan (the “2000 Plan”). The Company currently has the 2007 Equity Compensation Plan (the “2007 Plan”), which replaced the 2000 Plan. The 2007 Plan provides for grants of non-qualified and incentive stock options, restricted stock, stock appreciation rights and performance shares to non-employee directors, officers, employees and consultants of Hanmi Financial and its subsidiaries. The 2000 Plan provided for the grant of non-qualified and incentive stock options. Although no future stock options may be granted under the 2000 Plan, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2000 Plan.

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

The 2007 Plan provides Hanmi Financial flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to Hanmi Financial’s success, and (iv) align the interests of plan participants with those of Hanmi Financial’s stockholders. In addition, the Board believes a robust equity compensation program is necessary to provide Hanmi Financial with flexibility in negotiating strategic acquisitions and other business relationships to further expand and grow our business. The maximum number of shares of the Company’s common stock that may be issued pursuant to options granted under the 2007 Plan is 375,000. Options for 191,080 shares were previously issued under the 2007 Plan and there are 143,325 outstanding options under the 2007 Plan as of December 31, 2011.

The following table shows information as of December 31, 2011, for Hanmi Financial’s Named Executive Officers concerning unexercised options, stock that has not vested, and Equity Incentive Plan Awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)		(i)	(j)
Jay S. Yoo	8,750	(1)	—		—	$45.28	6/23/2018	—		$—		—	$—
	1,250	(2)	3,750	(2)	—	$10.80	4/8/2019	1,500	(8)	$11,100	(13)	—	$—
	12,500	(3)	6,250	(3)	—	$10.40	2/23/2021	5,000	(9)	$37,000	(14)

Lonny D. Robinson	—		6,250	(4)	—	$8.32	10/19/2021	2,500	(10)	$18,500	(15)	—	$—

Jung Hak Son	1,250	(5)	—		—	$144.00	4/19/2016	—		$—		—	$—
	1,250	(6)	—		—	$155.52	6/30/2016	—		$—		—	$—
	—		—		—	$—		75	(11)	$555	(16)	—	$—
	750	(7)	500	(7)	—	$10.80	4/8/2019	500	(12)	$3,700	(17)	—	$—

(1)

On June 23, 2008, pursuant to the 2007 Plan, 8,750 stock options were granted to Jay S. Yoo with vesting as follows: 50 percent (50%) to vest on June 23, 2009 and 50 percent (50%) to vest on June 23, 2010.

(2)

On April 8, 2009, pursuant to the 2007 Plan, 5,000 stock options were granted to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(3)

On February 23, 2011, pursuant to the 2007 Plan, 18,750 stock options were granted to Jay S. Yoo with vesting as follows: 33.4 percent (33.4%) to vest immediately on grant date and 33.3 percent (33.3%) to vest on each of the next two anniversary dates.

(4)

On October 19, 2011, pursuant to the 2007 Plan, 6,250 stock options were granted to Lonny D. Robinson with vesting as follows: 20 percent (20%) to vest on October 19, 2012 and 20 percent (20%) to vest on each of the next four anniversary dates.

(5)

On April 19, 2006, pursuant to the 2000 Plan, 1,250 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 19, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.

(6)

On June 30, 2006, pursuant to the Year 2000 Stock Option Plan (“2000 Plan”), 1,250 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on June 30, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.

(7)

On April 8, 2009, pursuant to the 2007 Plan, 1,250 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(8)

On April 8, 2009, pursuant to the 2007 Plan, 2,500 shares of restricted stock were awarded to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(9)

On February 23, 2011, pursuant to the 2007 Plan, 7,500 shares of restricted stock were awarded to Jay S. Yoo with vesting as follows: 33.4 percent (33.4%) to vest immediately on grant date and 33.3 percent (33.3%) to vest on each of the next two anniversary dates.

(10)

On October 19, 2011 pursuant to the 2007 Plan, 2,500 shares of restricted stock were awarded to Lonny D. Robinson with vesting as follows: 20 percent (20%) to vest on October 19, 2012 and 20 percent (20%) to vest on each of the next four anniversary date.

(11)

On November 1, 2007, pursuant to the 2007 Plan, 375 shares of restricted stock were awarded to Jung Hak son with vesting as follows: 20 percent (20%) to vest on November 1, 2008 and 20 percent (20%) to vest on each of the next four anniversary date.

(12)

On April 8, 2009, pursuant to the 2007 Plan, 1,250 shares of restricted stock were awarded to Jung Hak son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary date.

(13)	Amount calculated as follows: Closing Stock Price as of December 31, 2011 ($7.40) x Unvested Shares of Restricted Stock (1,500).

(14)	Amount calculated as follows: Closing Stock Price as of December 31, 2011 ($7.40) x Unvested Shares of Restricted Stock (5,000).

(15)	Amount calculated as follows: Closing Stock Price as of December 31, 2011 ($7.40) x Unvested Shares of Restricted Stock (2,500).

(16)	Amount calculated as follows: Closing Stock Price as of December 31, 2011 ($7.40) x Unvested Shares of Restricted Stock (75).

(17)	Amount calculated as follows: Closing Stock Price as of December 31, 2011 ($7.40) x Unvested Shares of Restricted Stock (500).

Option Exercises and Stock Vested

The following table shows information for amounts received upon exercise of stock options or vesting of stock by Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2011.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
(a)	(b)	(c)	(d)		(e)
Jay S. Yoo	—	$—	2,500	(1)	$26,000	(3)
Lonny D. Robinson	—	$—	—		$—
Jung Hak Son	—	$—	325	(2)	$3,260	(4)

(1)

On February 23, 2011, pursuant to the 2007 Plan, 7,500 restricted shares were awarded to Jay S. Yoo with vesting as follows: 33.4 percent (33.4%) to vest on February 23, 2011 and 33.3 percent (33.3%) to vest on each of the next two anniversary dates.

(2)

On April 8, 2009, pursuant to the 2007 Plan, 1,250 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates. On November 1, 2007, pursuant to the 2007 Plan, 375 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on November 1, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.

(3)	Amount calculated as follows: Closing Stock Price as of February 23, 2010 ($10.40) x Shares of Restricted Stock That Vested (2,500).

(4)

Amount calculated as follows: Closing Stock Price as of April 8, 2011 ($10.64) x Shares of Restricted Stock That Vested (250). Closing Stock Price as of November 1, 2011 ($8.00) x Shares of Restricted Stock That Vested (75).

Potential Payments Upon Termination

Hanmi Financial has entered into an employment agreement (subject to regulatory approval per the Written Agreement with the Federal Reserve Bank) with its Chief Executive Officer that will require Hanmi Financial to provide compensation to the Chief Executive Officer in the event of a termination of employment without cause. The amount of compensation payable to the Chief Executive Officer in each situation is listed in the tables below.

The following table describes the potential payments upon termination for Mr. Jay S. Yoo:

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination		Without Good Cause Termination		Good Cause Termination		Death		Disability
Compensation:
Base Salary	$—		$180,000	(2)	$—		$—		$—
Benefits and Perquisites:
Life Insurance Benefits	$—		$—		$—		$50,000	(3)	$—
Disability Income	$—		$—		$—		$—		$97,500	(4)
Accrued Vacation Pay	$37,692	(5)	$37,692	(5)	$37,692	(5)	$37,692	(5)	$37,692	(5)

Total	$37,692		$217,692		$37,692		$87,692		$135,192

(1)	Assumes the Chief Executive Officer’s date of termination is December 31, 2011.

(2)	Amount represents total base salary to be paid to the Chief Executive Officer, which is base pay equal to six months amount is calculated as follows: $360,000 (Annual Base Salary) x 0.5 year.

(3)	Amount represents proceeds from life insurance policies.

(4)	Amount represents disability income to be paid to the Chief Executive Officer until he reaches age 65.

(5)	Amount represents cash lump-sum payment for unused vacation days as of termination date.

Below is a description of the assumptions that were used in creating the table above. The descriptions of the payments below are applicable only to the Chief Executive Officer’s potential payments upon termination.

Voluntary Termination

At any time after the commencement of employment, Mr. Yoo, our Chief Executive Officer, may terminate his employment agreement. If he voluntarily resigns, including in connection with death or a disability, then he is entitled to receive no additional salary. The unvested portion of any outstanding stock option shall terminate immediately.

Without Cause Termination

Hanmi Financial may terminate Mr. Yoo’s employment agreement without a showing of “cause.” If Hanmi Financial terminates Mr. Yoo’s employment agreement without “cause,” subject to regulatory approval and Mr. Yoo’s execution of an effective general release of claims and his continuing compliance with the covenants set forth in his employment agreement, Mr. Yoo shall receive an amount equal to his base salary for six months. The unvested portion of any stock options and restrictive stock shall terminate immediately.

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

Director Compensation

The following table sets forth certain information regarding compensation paid to persons who served as outside Directors of Hanmi Financial for the fiscal year ended December 31, 2011:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash (1)(2)	Stock Awards (3)(4)(6)	Option Awards (3)(5)(6)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (1)(7)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
I Joon Ahn	$59,000	$—	$—	$—	$—	$16,419	$75,419
John A. Hall	$72,250	$—	$—	$—	$—	$700	$72,950
Paul Seon-Hong Kim	$69,050	$—	$—	$—	$—	$16,445	$85,495
Joon Hyung Lee	$59,450	$—	$—	$—	$—	$16,428	$75,878
Joseph K. Rho	$124,060	$—	$—	$—	$—	$16,424	$140,484
William J. Stolte	$66,650	$—	$—	$—	$—	$8,871	$75,521

(1)	All cash compensation and perquisites paid to Directors are paid by Hanmi Bank, which is then reimbursed by Hanmi Financial.

(2)

Each Director who is not an employee of Hanmi Financial (an outside Director) is paid a monthly retainer fee of $3,000 and $1,000 for attendance at Board of Directors meetings ($500 for telephonic attendance at Board meetings). In addition, the Chairman of the Board receives an additional $1,500 each month. The Audit Committee Chairman and the Loan Committee Chairman receive an additional $1,000 each month. The chairmen of the remaining committees receive an additional $500 each month, and committee members receive an additional $100 each for attending committee meetings ($50 each for telephonic attendance at committee meetings). In addition, each Director who is not an employee of Hanmi Financial (an outside Director) is paid as follows for time spent above and beyond attendance at Board of Directors and committee meetings for special Company business, e.g., meetings with regulators, stockholders and other stakeholders, for less than 2 hours, $100, for 2-5 hours, $200, and for more than 5 hours, $400.

(3)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Plan.

(4)

Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (c) represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2011 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 14, 2012.

(5)

Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (d) represent the applicable full grant date fair values of option awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2011 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 14, 2012.

(6)	Outstanding Equity Awards at Fiscal Year-End — The following table shows information as of December 31, 2011 for Hanmi Financial’s Directors concerning unexercised stock options:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
I Joon Ahn	3,000	(a)	—		$173.04	11/15/2016
	1,000	(b)	1,500	(b)	$10.80	04/08/2019

John A. Hall	1,000	(b)	1,500	(b)	$10.80	04/08/2019

Paul Seon-Hong Kim	1,000	(b)	1,500	(b)	$10.80	04/08/2019

Joon Hyung Lee	3,000	(a)	—		$173.04	11/15/2016
	500	(b)	1,500	(b)	$10.80	04/08/2019

Joseph K. Rho	3,000	(a)	—		$173.04	11/15/2016
	1,000	(b)	1,500	(b)	$10.80	04/08/2019

William J. Stolte	1,000	(c)	1,500	(c)	$12.56	04/22/2019

(a)

On November 15, 2006, pursuant to the 2000 Plan, 8,000 stock options were granted to each Director with vesting as follows: 33.33 percent (33.33%) to vest on November 15, 2007 and 33.33 percent (33.33%) on each of the next two anniversary dates.

(b)

On April 8, 2009, pursuant to the 2007 Plan, 2,500 stock options were granted to each Director with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) on each of the next four anniversary dates.

(c)

On April 22, 2009, pursuant to the 2007 Plan, 2,500 stock options were granted to Mr. Stolte with vesting as follows: 20 percent (20%) to vest on April 22, 2010 and 20 percent (20%) on each of the next four anniversary dates.

(7)	The amount in column (g) consists of:

Name	Health Insurance Premiums	Life Insurance Premiums	Gift Card	Total All Other Compensation
I Joon Ahn	$15,590	$129	$700	$16,419
John A. Hall	$—	$—	$700	$700
Paul Seon-Hong Kim	$15,590	$155	$700	$16,445
Joon Hyung Lee	$15,590	$138	$700	$16,428
Joseph K. Rho	$15,590	$134	$700	$16,424
William J. Stolte	$8,036	$135	$700	$8,871

NCGC Committee Interlocks and Insider Participation

Joon H. Lee, I Joon Ahn, John Hall, Paul Seon-Hong Kim, and Joseph K. Rho served as members of the NCGC Committee during the last completed fiscal year. No member of the NCGC Committee was an officer or employee of Hanmi Financial or Hanmi Bank during the fiscal year ended December 31, 2011 or at any prior time. No member of the NCGC Committee is or was on the compensation committee of any other entity whose officers served either on the Board of Directors or on the NCGC Committee of Hanmi Financial.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth information pertaining to “beneficial ownership” (as defined below) of Hanmi Financial’s common stock, by (i) individuals or entities known to Hanmi Financial to own more than five percent (5%) of the outstanding shares of Hanmi Financial’s common stock, (ii) each Director and nominee for election, (iii) the Named Executive Officers and (iv) all Directors and executive officers of Hanmi Financial as a group. The information contained herein has been obtained from Hanmi Financial’s records and from information furnished to Hanmi Financial by each individual or entity. Management knows of no other person who owns, beneficially or of record, either individually or with associates, more than five percent (5%) of Hanmi Financial’s common stock.

The number of shares “beneficially owned” by a given stockholder is determined under SEC Rules, and the designation of ownership set forth below is not necessarily indicative of ownership for any other purpose. In general, the beneficial ownership as set forth below includes shares over which a Director, Director nominee, principal stockholder, or executive officer has sole or shared voting or investment power and certain shares which such person has a vested right to acquire, under stock options or otherwise, within sixty (60) days of the date hereof. Except as otherwise indicated, the address for each of the following persons is Hanmi Financial’s address. Unless otherwise noted, the address for each stockholder listed on the “Common Stock Beneficially Owned” table below is: c/o Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010. The following information is as of March 31, 2012.

COMMON STOCK BENEFICIALLY OWNED
Name and Address of Beneficial Owner		Number of Shares	Percent of Shares Outstanding
Wellington Hedge Management Inc.	(1)	2,808,340	8.92%
BlackRock Fund Advisors	(2)	1,987,331	6.31%
Joseph K. Rho, Chairman of the Board	(3)(4)(5)	364,566	1.16%
Joon Hyung Lee, Director	(4)(6)	273,661	0.87%
I Joon Ahn, Director	(3)(4)(5)	192,816	0.61%
Paul Seon-Hong Kim, Director	(4)(7)	38,341	*
Jay S. Yoo, President and Chief Executive Officer, Director	(8)	35,750	*
Lonny D. Robinson, Executive Vice President and Chief Financial Officer	(9)	4,213	*
Jung Hak Son, Senior Vice President and Chief Credit Officer	(10)	7,625	*
William J. Stolte, Director	(4)(11)	7,125	*
John A. Hall, Director	(4)(7)	4,125	*
All Directors and Executive Officers as a Group (9 in Number)		928,222	2.95%

(1)

Based on a Schedule 13G filed on December 31, 2011 with the SEC under the Securities Exchange Act of 1934, by Wellington Hedge Management Inc. (“Wellington”). The address of Wellington is 280 Congress Street, Boston, Massachusetts 02210.

(2)

Based on a Schedule 13F filed on December 31, 2011 with the SEC under the Securities Exchange Act of 1934, by BlackRock Fund Advisors (“BlackRock”). The address of BlackRock is 40 East 52nd Street, New York, NY 10022.

(3)

Includes 3,000 options and 1,000 options that are presently exercisable under the 2000 Plan and the 2007 Plan, respectively, and 500 options under the 2007 Plan that will become exercisable within 60 days.

(4)	Includes 1,500 shares of restricted stock.

(5)	Shares beneficial ownership with his spouse.

(6)

Includes 3,000 options and 500 options that are presently exercisable under the 2000 Plan and the 2007 Plan, respectively, and 500 options under the 2007 Plan that will become exercisable within 60 days.

(7)	Includes 1,000 options that are presently exercisable under the 2007 Plan and 500 options under the 2007 Plan that will vest within 60 days.

(8)	Includes 22,500 options that are presently exercisable under the 2000 Plan and the 2007 Plan and 12,500 shares of restricted stock.

(9)	Based on Form 4 filed on March 2, 2012.

(10)

Includes 3,250 options that are presently exercisable under the 2000 Plan and the 2007 Plan, 250 options under the 2007 Plan that will become exercisable within 60 days, and 1,050 shares of restricted stock.

(11)	Includes 1,000 options that are presently exercisable under the 2007 Plan, and 500 options under the 2007 plan that will become exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2011 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)
Equity Compensation Plans
Approved By Security Holders	133,361	$95.44	305,792
Equity Compensation Plans Not
Approved By Security Holders	250,000	$9.60	250,000

Total Equity Compensation Plans	383,361	$39.46	555,792

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

Certain Relationships and Related Transactions

Some of Hanmi Financial’s Directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, Hanmi Financial or Hanmi Bank in the ordinary course of Hanmi Financial’s business, and Hanmi Financial expects to have banking transactions with such persons in the future. In management’s opinion, all loans and commitments to lend included in such transactions were made in the ordinary course of business, in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of repayment or present other unfavorable features. There is no amount of indebtedness owed to Hanmi Financial or Hanmi Bank by the principal officers and current Directors of Hanmi Financial (including associated companies) as of December 31, 2011.

In connection with the retirement of Won R. Yoon, Ki Tae Hong, and Chang Kyu Park as Directors in 2008, Hanmi Financial and Hanmi Bank entered into severance agreements with each of them. Pursuant to such severance agreements, each of the retiring Directors will receive $3,000 per month until October 2013. Each of the retiring Directors also will receive current health insurance coverage until October 2013 in which Hanmi Financial will continue to pay for medical, dental, and/or vision premiums.

In connection with the retirement of Richard Lee as a Director in 2009, he entered into severance agreement with Hanmi Financial. Pursuant to the Severance Agreement, among other things, Mr. Lee received a lump-sum payment of $180,000 upon his retirement. Mr. Lee also will receive current health insurance coverage until March 2014 in which Hanmi Financial will continue to pay for medical, dental, and/or vision premiums. See “Director Compensation” above.

Review, Approval or Ratification of Transactions With Related Persons

Hanmi Financial has adopted a Related Person Transaction Policy (“Policy”). The Policy provides that executive officers, Directors, five-percent (5%) stockholders, and their family members, and entities for which any of those persons serve as officers or partners or in which they have a ten percent (10%) or greater interest, must notify Hanmi Financial’s Corporate Secretary before entering into transactions or other arrangements with Hanmi Financial or any of its affiliates (other than loans subject to Regulation O promulgated by the Board of Governors of the Federal Reserve System) if the amount exceeds $25,000. Hanmi Financial’s Corporate Secretary will determine whether, under the guidelines in the Policy, the transaction or arrangement should be submitted to the Audit Committee for approval. In determining whether to submit proposed transactions to the Audit Committee for consideration, Hanmi Financial’s Corporate Secretary will consider, among other things, the aggregate value of the proposed transaction, the benefits to Hanmi Financial of the proposed transaction, and whether the terms of the proposed transaction are comparable to the terms available to an unrelated third party and employees generally. The Policy also includes provisions for the review and possible ratification of transactions and arrangements that are entered into without prior review under the Policy. During 2011, neither Hanmi Financial nor any of its affiliates entered into any related-party transactions that required review, approval, or ratification under the Policy.

Director Independence

The Board of Directors has determined that all of its Directors are independent under the applicable listing standards of NASDAQ, except for Jay S. Yoo, who also serves as the President and Chief Executive Officer of Hanmi Financial.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the aggregate fees billed for professional services rendered by KPMG for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees (1)	$590,000	$685,444
Audit-Related Fees (2)	39,932	20,000
Tax Fees (3)	189,900	102,931

	$819,832	$808,375

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

The Audit Committee may delegate pre-approval authority to one or more of its members. In 2011 and 2010, the Audit Committee Chairman was permitted to approve fees up to $25,000 with the requirement that any pre-approval decisions be reported to the Audit Committee at its next scheduled meeting.

The only non-audit service provided by the independent auditors was the preparation of Hanmi Financial’s income tax return, which was 12.7 percent and 8.0 percent of the aggregate fees billed by KPMG for the fiscal years ended December 31, 2011 and 2010, respectively. The Audit Committee pre-approved this work and the related fees.

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

HANMI FINANCIAL CORPORATION

By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

Date:	April 30, 2012