Form 10-Q
period 2012-03-31
HANMI FINANCIAL CORP
filed 2012-05-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, there were 31,489,201 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	March 31, 2012	December 31, 2011

ASSETS
Cash and Due From Banks	$68,093	$80,582
Interest-Bearing Deposits in Other Banks	92,149	101,101
Federal Funds Sold	—	20,000

Cash and Cash Equivalents	160,242	201,683
Restricted Cash	1,818	1,818
Term Federal Funds Sold	120,000	115,000
Securities Available for Sale, at Fair Value (Amortized Cost of $351,048 as of March 31, 2012 and $377,747 as of December 31, 2011, respectively)	355,837	381,862

Securities Held to Maturity, at Amortized Cost (Fair Value of $59,977 as of March 31, 2012 and $59,363 as of December 31, 2011, respectively)	59,472	59,742
Loans Held for Sale, at the Lower of Cost or Fair Value	55,993	22,587
Loans Receivable, Net of Allowance for Loan Losses of $81,052 as of March 31, 2012 and $89,936 as of December 31, 2011, respectively	1,896,827	1,849,020
Accrued Interest Receivable	7,969	7,829
Premises and Equipment, Net	16,272	16,603
Other Real Estate Owned, Net	1,260	180
Customers’ Liability on Acceptances	1,539	1,715
Servicing Assets	3,515	3,720
Other Intangible Assets, Net	1,462	1,533
Investment in Federal Home Loan Bank Stock, at Cost	21,761	22,854
Investment in Federal Reserve Bank Stock, at Cost	8,558	8,558
Income Taxes Assets	11,501	9,073
Bank-Owned Life Insurance	28,344	28,289
Prepaid Expenses	3,204	1,598
Other Assets	15,897	11,160

TOTAL ASSETS	$2,771,471	$2,744,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$704,061	$634,466
Interest-Bearing	1,659,665	1,710,444

	2,363,726	2,344,910
Accrued Interest Payable	15,602	16,032
Bank’s Liability on Acceptances	1,539	1,715
Federal Home Loan Bank Advances	3,213	3,303
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	11,267	10,850

TOTAL LIABILITIES	2,477,753	2,459,216

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.008 Par Value; Authorized 62,500,000 Shares; Issued 32,066,987 Shares (31,489,201 Shares Outstanding) and 32,066,987 Shares (31,489,201 Shares Outstanding) as of March 31, 2012 and December 31, 2011, respectively	257	257
Additional Paid-In Capital	549,811	549,744
Unearned Compensation	(141)	(166)
Accumulated Other Comprehensive Income - Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes of $602 as of March 31, 2012, and as of December 31, 2011	4,201	3,524
Accumulated Deficit	(190,552)	(197,893)
Less Treasury Stock, at Cost; 577,786 Shares as of March 31, 2012 and as of December 31, 2011	(69,858)	(69,858)

TOTAL STOCKHOLDERS’ EQUITY	293,718	285,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,771,471	$2,744,824

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,

	2012	2011
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$27,542	$30,905
Taxable Interest on Investment Securities	2,098	2,673
Tax-Exempt Interest on Investment Securities	102	40
Interest on Term Federal Funds Sold	325	27
Dividends on Federal Reserve Bank Stock	128	112
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	2	8
Interest on Interest-Bearing Deposits in Other Banks	68	89
Dividends on Federal Home Loan Bank Stock	29	21

Total Interest and Dividend Income	30,294	33,875

INTEREST EXPENSE:
Interest on Deposits	4,919	6,735
Interest on Federal Home Loan Bank Advances	43	333
Interest on Junior Subordinated Debentures	799	698

Total Interest Expense	5,761	7,766

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	24,533	26,109
Provision for Credit Losses	2,000	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	22,533	26,109

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	3,168	3,141
Insurance Commissions	1,236	1,260
Remittance Fees	454	462
Trade Finance Fees	292	297
Other Service Charges and Fees	364	333
Bank-Owned Life Insurance Income	399	230
Net (Loss) on Sales of Loans	(2,393)	(338)
Net Gain on Sales of Investment Securities	1	—
Other Operating Income	112	123

Total Non-Interest Income	3,633	5,508

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	9,110	9,124
Occupancy and Equipment	2,595	2,565
Deposit Insurance Premiums and Regulatory Assessments	1,401	2,070
Data Processing	1,253	1,399
Other Real Estate Owned Expense	(44)	829
Professional Fees	749	789
Directors and Officers Liability Insurance	297	734
Supplies and Communications	558	578
Advertising and Promotion	601	566
Loan-Related Expense	200	225
Amortization of Other Intangible Assets	71	218
Other Operating Expenses	1,955	1,964

Total Non-Interest Expense	18,746	21,061

INCOME BEFORE PROVISION FOR INCOME TAXES	7,420	10,556
Provision for Income Taxes	79	119

NET INCOME	$7,341	$10,437

EARNINGS PER SHARE:
Basic	$0.23	$0.55
Diluted	$0.23	$0.55
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	31,470,520	18,882,627
Diluted	31,489,569	18,910,947

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,

	2012	2011
NET INCOME	$7,341	$10,437
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities
Unrealized holding gains arising during period	674	43
Less: Reclassification adjustment for gains included in net income	—	—
Unrealized gains on interest rate swap	1	1
Unrealized gains on interest-only strip of servicing assets	2	—

Other Comprehensive Income	677	44

COMPREHENSIVE INCOME	$8,018	$10,481

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

	Common Stock – Number of Shares			Stockholders’ Equity
	Gross Shares Issued and Outstanding	Treasury Shares	Net Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity

BALANCE AT JANUARY 1, 2011	19,478,862	(579,063)	18,899,799	$156	$472,335	$(219)	$(2,964)	$(226,040)	$(70,012)	$173,256
Share-Based Compensation Expense	—	—	—	—	263	51	—	—	—	314
Restricted Stock Awards	7,500	—	7,500	—	78	(78)	—	—	—	—
Comprehensive Income:								—
Net Income	—	—	—	—	—	—	—	10,437	—	10,437
Change in Unrealized Gain on Securities
Available for Sale and Interest-Only Strips,
Net of Income Taxes	—	—	—	—	—	—	44	—	—	44

Total Comprehensive Income										10,481

BALANCE AT MARCH 31, 2011	19,486,362	(579,063)	18,907,299	$156	$472,676	$(246)	$(2,920)	$(215,603)	$(70,012)	$184,051

BALANCE AT JANUARY 1, 2012	32,066,987	(577,786)	31,489,201	$257	$549,744	$(166)	$3,524	$(197,893)	$(69,858)	$285,608
Share-Based Compensation Expense	—	—	—	—	67	25	—	—	—	92
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	7,341	—	7,341
Change in Unrealized Gain on Securities
Available for Sale and Interest-Only Strips,
Net of Income Taxes	—	—	—	—	—	—	677	—	—	677

Total Comprehensive Income										8,018

BALANCE AT MARCH 31, 2012	32,066,987	(577,786)	31,489,201	$257	$549,811	$(141)	$4,201	$(190,552)	$(69,858)	$293,718

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	7,341	10,437
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	554	547
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	1,078	717
Amortization of Other Intangible Assets	71	218
Amortization of Servicing Assets	205	192
Share-Based Compensation Expense	92	314
Provision for Credit Losses	2,000	—
Net Gain on Sales of Investment Securities	(1)	—
Net Loss (Gain) on Sales of Loans	1,736	(1,883)
Loss on Sales of Other Real Estate Owned	—	219
Valuation Impairment on Other Real Estate Owned	—	441
Lower of Cost or Fair Value Adjustment for Loans Held for Sale	657	2,221
Gain on Bank-Owned Life Insurance Settlement	(163)	—
Proceeds from Insurance Settlement on Bank-Owned Life Insurance	344	—
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(236)	(231)
Origination of Loans Held for Sale	(25,866)	(1,771)
Changes in Fair Value of Stock Warrants	170	14
Loss on Investment in Affordable Housing Partnership	220	220
Increase in Accrued Interest Receivable	(140)	(748)
Increase in Prepaid Expenses	(1,606)	(2,520)
Increase in Other Assets	(4,957)	(78)
Increase in Income Taxes Assets	(2,428)	—
Decrease in Accrued Interest Payable	(430)	(1,782)
Increase in Other Liabilities	247	722

Net Cash (Used In) Provided By Operating Activities	(21,112)	7,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	1,093	1,082
Proceeds from Matured or Called Securities Available for Sale	40,873	19,173
Proceeds from Sale of Securities Available for Sale	3,000	—
Proceeds from Matured or Called Securities Held to Maturity	135	7
Proceeds from Sales of Other Real Estate Owned	—	1,752
Proceeds from Sales of Loans Held for Sale	26,961	27,944
Net (Increase) Decrease in Loans Receivable	(20,353)	44,680
Purchase of Residential Mortgage Loans	(67,428)	—
Purchases of Term Federal Fund	(5,000)	—
Purchases of Securities Available for Sale	(18,113)	(145,083)
Purchases of Premises and Equipment	(223)	(113)

Net Cash Used In Investing Activities	(39,055)	(50,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	18,816	(35,781)
Repayment of Long-Term Federal Home Loan Bank Advances	(90)	(413)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	—	144

Net Cash Provided By (Used In) Financing Activities	18,726	(36,050)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,441)	(79,359)
Cash and Cash Equivalents at Beginning of Year	201,683	249,720

CASH AND CASH EQUIVALENTS AT END OF PERIOD	160,242	170,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	5,331	9,548
Income Taxes Paid	2,507	—
Non-Cash Activities:
Transfer of Loans and Loans Held for Sale to Other Real Estate Owned	1,080	1,476
Transfer of Loans to Loans Held for Sale	37,481	37,540
Loans Provided in the Sale of Loans Held for Sale	—	1,850
Loans Provided in the Sale of Other Real Estate Owned	—	511

See Accompanying Notes to Consolidated Financial Statements (Unaudited).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1 — BASIS OF PRESENTATION

Hanmi Financial Corporation (“Hanmi Financial,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”), a California state chartered bank. Our other subsidiaries are Chun-Ha Insurance Services, Inc., a California corporation (“Chun-Ha”), and All World Insurance Services, Inc., a California corporation (“All World”).

In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2012, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”).

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

Descriptions of our significant accounting policies are included in “Note 2 — Summary of Significant Accounting Policies” in our 2011 Annual Report on Form 10-K.

Certain reclassifications were made to the prior period’s presentation to conform to the current period’s presentation.

The number of shares of Hanmi Financial’s common stock and the computation of basic and diluted earnings per share were adjusted retroactively for all periods presented to reflect the 1-for-8 reverse stock split of Hanmi Financial’s common stock, which became effective on December 19, 2011.

NOTE 2 — REGULATORY MATTERS

On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Final Order (“Final Order”) with the California Department of Financial Institutions (the “DFI”). The Final Order contained a list of requirements ranging from a capital directive to developing a contingency funding plan. Following a full scope target examination of the Bank by the DFI which commenced in February 2012, and based on the improved condition of the Bank noted at the examination, on May 1, 2012, the Bank entered into a Memorandum of Understanding (“MOU”) with the DFI. Concurrently with the entry into the MOU, the DFI issued an order terminating the Final Order. The MOU imposes substantially less requirements on the Bank, however, under the provisions of the MOU, the Bank is required to continue to maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.

On November 2, 2009, Hanmi Financial and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). The Written Agreement contains a list of strict requirements ranging from a capital directive to developing a contingency funding plan.

While Hanmi Financial has taken such actions as necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Written Agreement and the MOU, there can be no assurance that compliance with the Written Agreement and the MOU will not have material and adverse effects on the operations and financial condition of Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Written Agreement and the MOU could result in further enforcement actions by both the DFI and the FRB, or the placing of the Bank into conservatorship or receivership.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 2 — REGULATORY MATTERS (Continued)

Written Agreement and MOU

Pursuant to the Written Agreement, the Board of Directors of the Bank prepared and submitted written plans to the FRB that addressed the following items: (i) strengthening board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and, of Hanmi Financial; and (vii) improving the Bank’s earnings through a strategic plan and a budget; (viii) improving the Bank’s liquidity position, funds management practices, and contingency funding plan. In addition, the Written Agreement place restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank. The Written Agreement also requires the Bank to charge off or collect certain problem loans and review and revise its methodology for calculating allowance for loan and lease losses consistent with relevant supervisory guidance. Hanmi Financial and the Bank are also prohibited from paying dividends, without prior approval from the FRB.

Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan approved by the FRB.

The MOU imposes substantially less requirements on the Bank than the Final Order. Pursuant to the MOU, the Bank is required to continue to (i) maintain strong board oversight, management and operation of the Bank, (ii) review and implement policies and procedures to address credit administration and credit risk management, (iii) maintain an acceptable methodology for calculating loan and lease losses, (iv) obtain the prior approval from the DFI prior to declaring and paying dividends, and (v) maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.

On November 18, 2011, we completed an underwritten public offering of our common stock by which we raised $77.1 million in net proceeds. As a result, we satisfied the requirement that the ratio of tangible stockholders’ equity to total tangible assets be not less than 9.5 percent, as of December 31, 2011. As of Mach 31, 2012, Hanmi Financial and the Bank had a ratio of tangible stockholders’ equity to total tangible assets ratio of 10.55 percent and 12.71 percent, respectively.

Based on submissions to and consultations with the DFI and the FRB, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Written Agreement and the MOU.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 2 — REGULATORY MATTERS (Continued)

Risk-Based Capital (Continued)

The capital ratios of Hanmi Financial and the Bank were as follows as of March 31, 2012 and 2011, respectively:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
March 31, 2012
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$394,973	18.74%	$168,569	8.00%	N/A	N/A
Hanmi Bank	$373,171	17.74%	$168,325	8.00%	$210,406	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$367,927	17.46%	$84,284	4.00%	N/A	N/A
Hanmi Bank	$346,154	16.45%	$84,162	4.00%	$126,243	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$367,927	13.44%	$109,456	4.00%	N/A	N/A
Hanmi Bank	$346,154	12.67%	$109,247	4.00%	$136,559	5.00%
March 31, 2011
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$294,446	13.05%	$180,446	8.00%	N/A	N/A
Hanmi Bank	$292,650	13.00%	$180,055	8.00%	$225,069	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$247,235	10.96%	$90,223	4.00%	N/A	N/A
Hanmi Bank	$263,285	11.70%	$90,027	4.00%	$135,041	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$247,235	8.51%	$116,272	4.00%	N/A	N/A
Hanmi Bank	$263,285	9.08%	$115,980	4.00%	$144,976	5.00%

Reserve Requirement

The Bank is required to maintain a percentage of its deposits as reserves at the FRB. The daily average reserve balance required to be maintained with the FRB was $1.5 million, and the Bank was in compliance with the such requirement as of March 31, 2012 and December 31, 2011, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

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

FASB ASC 825, “Financial Instruments,” provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 825 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FASB ASC 825 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as disclosures of all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the securities during both interim and annual periods. FASB ASC 825 became effective for interim and annual reporting periods ending after June 15, 2009 and did not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 825 requires comparative disclosures only for periods ending after initial adoption. We adopted FASB ASC 825 in the second quarter of 2009. The adoption of FASB ASC 825 resulted in additional disclosures that are presented in “Note 4 – Investment Securities.”

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820),” provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in FASB ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. FASB ASU 2011-04 became effective for interim and annual reporting periods beginning after December 15, 2011, and early application was not permitted. Our adoption of FASB ASU 2011-04 did not have a significant impact on our financial condition or result of operations.

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

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, and asset-backed securities. In determining the fair value of the securities’ categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security we hold as of each reporting date. The broker-dealers use observable market information to value our fixed income securities, with the primary sources being nationally recognized pricing services. The fair value of the municipal securities is based on a proprietary model maintained by the broker-dealer. We review the market prices provided by the broker-dealer for our securities for reasonableness based on our understanding of the marketplace and we also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

Securities classified as Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available. This necessitates the use of significant unobservable inputs into our proprietary valuation model. As of March 31, 2012 and December 31, 2011, we had no level 3 investment securities.

SBA Loans Held for Sale – Small Business Administration (“SBA”) loans held for sale are carried at the lower of cost or fair value. As of March 31, 2012 and December 31, 2011, we had $30.9 million and $5.1 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2012 and December 31, 2011, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-performing Loans Held for Sale – We reclassify certain non-performing loans when we make the decision to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract price which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of March 31, 2012 and December 31, 2011, we had $15.5 million and $15.0 million of non-performing loans held for sale, respectively. We measure non-performing loans held for sale at fair value on a nonrecurring basis with Level 3 inputs.

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

Servicing Assets and Servicing Liabilities – The fair values of servicing assets and servicing liabilities are based on a valuation model that calculates the present value of estimated net future cash flows related to contractually specified servicing fees. The valuation model incorporates assumptions that market participants would use in estimating future cash flows. We compare the valuation model inputs and results to widely available published industry data for reasonableness. Since fair value measurements of servicing assets and servicing liabilities use significant unobservable inputs, we classify them as Level 3.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

Other Intangible Assets – Other intangible assets consist of a core deposit intangible and acquired intangible assets arising from acquisitions, including non-compete agreements, trade names, carrier relationships and client/insured relationships. The valuation of other intangible assets is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We test our other intangible assets annually for impairment, or when indications of potential impairment exist. Fair value measurements of other intangible assets use significant unobservable inputs. As such, we classify other intangible assets, which are subject to non-recurring fair value adjustments, as Level 3.

Stock Warrants – The fair value of stock warrants is determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. The expected life assumption is based on the contract term. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the time of the grant. As such, we classify stock warrants, which are subject to recurring fair value adjustments, as Level 3.

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

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with FASB ASC 825, Financial Instruments.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2012. We recognize transfers of assets between levels at the end of each respective quarterly reporting period.

As of March 31, 2012 and December 31, 2011, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Balance
	(In Thousands)
As of March 31, 2012
ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$107,288	$—	$107,288
U.S. Government Agency Securities	61,421	—	—	61,421
Collateralized Mortgage Obligations	—	153,467	—	153,467
Municipal Bonds-Tax Exempt	—	3,471	—	3,471
Municipal Bonds-Taxable	—	6,231	—	6,231
Corporate Bonds	—	20,088	—	20,088
Other Securities	—	3,331	—	3,331

Total Debt Securities Available for Sale	$61,421	$293,876	$—	$355,297

Equity Securities Available for Sale:
Financial Services Industry	$540	$—	$—	$540

Total Equity Securities Available for Sale	$540	$—	$—	$540

Total Securities Available for Sale	$61,961	$293,876	$—	$355,837
Servicing Assets	$—	$—	$3,515	$3,515

LIABILITIES:
Servicing Liabilities	$—	$—	$143	$143
Stock Warrants	$—	$—	$1,053	$1,053

As of December 31, 2011
ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$113,005	$—	$113,005
U.S. Government Agency Securities	72,548	—	—	72,548
Collateralized Mortgage Obligations	—	162,837	—	162,837
Municipal Bonds-Tax Exempt	—	3,482	—	3,482
Municipal Bonds-Taxable	—	6,138	—	6,138
Corporate Bonds	—	19,836	—	19,836
Other Securities	—	3,335	—	3,335

Total Debt Securities Available for Sale	$72,548	$308,633	$—	$381,181

Equity Securities Available for Sale:
Financial Services Industry	$681	$—	$—	$681

Total Equity Securities Available for Sale	$681	$—	$—	$681

Total Securities Available for Sale	$73,229	$308,633	$—	$381,862
Servicing Assets	$—	$—	$3,720	$3,720

LIABILITIES:
Servicing Liabilities	$—	$—	$142	$142
Stock Warrants	$—	$—	$883	$883

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

	Beginning Balance as of January 1, 2012	Purchases, Issuances and Settlements	Realized Gains or Losses in Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Transfers In and/or Out of Level 3	Ending Balance as of March 31, 2012

	(In Thousands)
ASSETS:
Servicing Assets	$3,720	$—	$(205)	$—	$—	$3,515
LIABILITIES:
Servicing Liabilities	$142	$—	$(5)	$6	$—	$143
Stock Warrants (1)	$883	$—	$170	$—	$—	$1,053

(1)

Reflects warrants for our common stock issued to Cappello Capital Corp. in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. See “Note 8 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2012 and 2011, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs		Loss During The Three Months Ended March 31, 2012 and 2011
		(In Thousands)
March 31, 2012
ASSETS:
Non-performing Loans Held for Sale	$—	$—	$6,569	(1)	$657
Impaired Loans	$—	$—	$35,514	(2)	$8,331
Other Real Estate Owned	$—	$—	$1,080	(3)	$—

December 31, 2011
ASSETS:
Non-performing Loans Held for Sale	$—	$—	$30,713	(4)	$12,965
Impaired Loans	$—	$—	$155,352	(5)	$3,883
Other Real Estate Owned	$—	$—	$1,350	(6)	$882

(1)	Includes residential property loan of $969,000, and commercial term loans of $5.6 million.
(2)	Includes real estate loans of $13.2 million, commercial and industrial loans of $22.2 million, and consumer loans of $128,000.
(3)	Includes properties from the foreclosure of a commercial property loan of $360,000 and a SBA loan of $720,000.
(4)	Includes commercial property loans of $3.2 million, commercial term loans of $21.3 million, and SBA loans of $6.2 million.
(5)	Includes real estate loans of $70.5 million, commercial and industrial loans of $84.4 million, and consumer loans of $517,000.
(6)	Includes properties from the foreclosure of a commercial property loan of $360,000 and SBA loans of $990,000.

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

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

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

The estimated fair values of financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$160,242	$160,242	$201,683	$201,683
Restricted Cash	1,818	1,818	1,818	1,818
Term Federal Funds	120,000	120,053	115,000	115,173
Investment Securities Held to Maturity	59,472	59,977	59,742	59,363
Investment Securities Available for Sale	355,837	355,837	381,862	381,862
Loans Receivable, Net of Allowance for Loan Losses	1,896,827	1,889,502	1,849,020	1,802,511
Loans Held for Sale	55,993	55,993	22,587	22,587
Accrued Interest Receivable	7,969	7,969	7,829	7,829
Investment in Federal Home Loan Bank Stock	21,761	21,761	22,854	22,854
Investment in Federal Reserve Bank Stock	8,558	8,558	8,558	8,558
Financial Liabilities:
Noninterest-Bearing Deposits	704,061	704,061	634,466	634,466
Interest-Bearing Deposits	1,659,665	1,666,516	1,710,444	1,710,878
Borrowings	85,619	85,938	85,709	83,853
Accrued Interest Payable	15,602	15,602	16,032	16,032
Off-Balance Sheet Items:
Commitments to Extend Credit	167,374	228	158,748	194
Standby Letters of Credit	12,661	41	12,742	26

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value are explained below:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature of these instruments (Level 1).

Restricted Cash – The carrying amount of restricted cash approximates its fair value (Level 1).

Term Federal Funds- The fair value of term federal funds with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates (Level 3).

Investment Securities – The fair value of investment securities is generally obtained from market bids for similar or identical securities or obtained from independent securities brokers or dealers (Level 1 and 2).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

Loans Receivable, Net of Allowance for Loan Losses – The fair value for loans receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads, and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses relating to performing and nonperforming loans results in a fair valuation of such loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).

Loans Held for Sale – Loans held for sale are carried at the lower of aggregate cost or fair market value which approximates its fair value (Level 2 and 3).

Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates its fair value (Level 1).

Investment in Federal Home Loan Bank and Federal Reserve Bank Stock – The carrying amounts of investment in Federal Home Loan Bank (“FHLB”) and FRB stock approximate fair value as such stock may be resold to the issuer at carrying value (Level 1).

Non-Interest-Bearing Deposits – The fair value of noninterest-bearing deposits is the amount payable on demand at the reporting date (Level 1).

Interest-Bearing Deposits – The fair value of interest-bearing deposits, such as savings accounts, money market checking, and certificates of deposit, is estimated based on discounted cash flows. The cash flows for non-maturity deposits, including savings accounts and money market checking, are estimated based on their historical decaying experiences. The discount rate used for fair valuation is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term (Level 3).

Borrowings – Borrowings consist of FHLB advances, junior subordinated debentures and other borrowings. Discounted cash flows are used to value borrowings (Level 3).

Accrued Interest Payable – The carrying amount of accrued interest payable approximates its fair value (Level 1).

Stock Warrants – The fair value of stock warrants is determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over expected term of the warrants. The expected life assumption is based on the contract term. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrant is equal to the zero coupon rate in effect at the time of the grant (Level 3).

Commitments to Extend Credit and Standby Letters of Credit – The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans (Level 3).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES

The following is a summary of investment securities held to maturity:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
March 31, 2012:
Municipal Bonds-Tax Exempt	$9,788	$174	$4	$9,958
Municipal Bonds	38,703	454	122	39,035
Mortgage-Backed Securities(1)	2,987	13	—	3,000
U.S. government Agency Securities	7,994	—	10	7,984

	$59,472	$641	$136	$59,977

December 31, 2011:
Municipal Bonds-Tax Exempt	$9,815	$98	$46	$9,867
Municipal Bonds	38,797	117	522	38,392
Mortgage-Backed Securities(1)	3,137	2	11	3,128
U.S. government Agency Securities	7,993	2	19	7,976

	$59,742	$219	$598	$59,363

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The following is a summary of investment securities available for sale:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
March 31, 2012
Mortgage-Backed Securities (1)	$104,296	$2,992	$—	$107,288
Collateralized Mortgage Obligations (1)	151,688	2,006	227	153,467
U.S. Government Agency Securities	61,350	133	62	61,421
Municipal Bonds-Tax Exempt	3,389	82	—	3,471
Municipal Bonds	5,898	333	—	6,231
Corporate Bonds	20,462	18	392	20,088
Other Securities	3,318	55	42	3,331
Equity Securities	647	7	114	540

	$351,048	$5,626	$837	$355,837

December 31, 2011:
Mortgage-Backed Securities (1)	$110,433	$2,573	$1	$113,005
Collateralized Mortgage Obligations (1)	161,214	1,883	260	162,837
U.S. Government Agency Securities	72,385	168	5	72,548
Municipal Bonds-Tax Exempt	3,389	93	—	3,482
Municipal Bonds	5,901	237	—	6,138
Corporate Bonds	20,460	—	624	19,836
Other Securities	3,318	58	41	3,335
Equity Securities	647	85	51	681

	$377,747	$5,097	$982	$381,862

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of investment securities at March 31, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	38,583	38,254	1,760	1,802
Over Five Years Through Ten Years	46,673	47,021	24,830	24,989
Over Ten Years	9,161	9,267	29,895	30,186
Mortgage-Backed Securities	104,296	107,288	2,987	3,000
Collateralized Mortgage Obligations	151,688	153,467	—	—
Equity Securities	647	540	—	—

	$351,048	$355,837	$59,472	$59,977

FASB ASC 320, “Investments – Debt and Equity Securities,” amended current other-than-temporary impairment (“OTTI”) guidance, and in accordance therewith, we periodically evaluate our investments for OTTI. For the three months ended March 31, 2012 and 2011, there were no OTTI charges recorded in earnings.

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2012 and December 31, 2011:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
March 31, 2012:
Mortgage-Backed Securities	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized Mortgage Obligation	227	16,035	8	—	—	—	227	16,035	8
U.S. Government Agency Securities	62	28,982	9	—	—	—	62	28,982	9
Other Securities	1	13	1	41	958	1	42	971	2
Corporate Bonds	19	2,969	1	373	15,601	4	392	18,570	5
Equity Securities	114	397	1	—	—	—	114	397	1

	$423	$48,396	20	$414	$16,559	5	$837	$64,955	25

December 31, 2011:
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligation	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Other Securities	1	12	1	40	959	1	41	971	2
Corporate Bonds	41	4,445	2	583	15,391	4	624	19,836	6
Equity Securities	51	85	1	—	—	—	51	85	1

	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2012 and December 31, 2011 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2012. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The unrealized losses on investments in U.S. agency securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2012, all of them are issued and guaranteed by U.S. government sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and were not caused by concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as agreed and management believe this will continue in the future and the bond will be repaid in full as scheduled.

FASB ASC 320 requires other-than-temporarily impaired investment securities to be written down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2012 and December 31, 2011 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2012 and December 31, 2011 are warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	XXXX	XXXX
	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$1	$—
Gross Realized Losses on Sales of Investment Securities	$—	$—

Net Realized Gains on Sales of Investment Securities	$1	$—

Proceeds from Sales of Investment Securities	$3,000	$—
Tax Expense on Sales of Investment Securities	$—	$—

There was $1,000 in net realized gains on sales of securities available for sale during the three months ended March 31, 2012. For the three months ended March 31, 2012, $674,000 of net unrealized gain arose during the period and was included in comprehensive income. For the three months ended March 31, 2011, no investment securities were sold. For the three months ended March 31, 2011, $43,000 of net unrealized gains arose during the period and was included in comprehensive income.

Investment securities available for sale with carrying values of $39.7 million and $45.8 million as of March 31, 2012 and December 31, 2011, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and non-performing loans, problem loans, and policy adjustments.

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

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	March 31, 2012	December 31, 2011
	(In Thousands)
Real Estate Loans:
Commercial Property	$692,013	$663,023
Construction	25,477	33,976
Residential Property	116,566	52,921

Total Real Estate Loans	834,056	749,920

Commercial and Industrial Loans
Commercial Term Loans (1)	891,001	944,836
Commercial Lines of Credit (2)	55,698	55,770
SBA Loans (3)	123,021	116,192
International Loans	32,420	28,676

Total Commercial and Industrial Loans	1,102,140	1,145,474

Consumer Loans	40,782	43,346

Total Gross Loans	1,976,978	1,938,740
Allowance for Loan Losses	(81,052)	(89,936)
Deferred Loan Costs	901	216

Loans Receivable, Net	$1,896,827	$1,849,020

(1)	Include owner-occupied property loans of $751.8 million and $786.3 million as of March 31, 2012 and December 31, 2011, respectively.
(2)	Include owner-occupied property loans of $1.5 million and $936,000, as of March 31, 2012 and December 31, 2011, respectively.
(3)	Include owner-occupied property loans of $96.1 million and $93.6 million, as of March 31, 2012 and December 31, 2011, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Accrued interest on loans receivable amounted to $5.8 million and $5.7 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, loans receivable totaling $760.3 million and $797.1 million, respectively, were pledged to secure advances from the FHLB and the Federal Reserve Discount Window.

The following table details the information on the purchases, sales and reclassification of loans receivable to loans held for sale by portfolio segment for the three months ended March 31, 2012 and 2011.

	Real Estate	Commercial and Industrial	Consumer	Total
	(In Thousands)
March 31, 2012:
Loans Held for Sale:
Beginning Balance	$11,068	$11,519	$—	$22,587
Origination of Loans Held for Sale	—	25,866	—	25,866
Reclassification from Loans Receivable to Loans Held for Sale	17,076	20,405	—	37,481
Reclassification from Loans Held for Sale to OREO	(360)	—	—	(360)
Sales of Loans Held for Sale	(16,794)	(11,903)	—	(28,697)
Principal Payoffs and Amortization	(111)	(116)	—	(227)
Valuation Adjustments	—	(657)	—	(657)

Ending Balance	$10,879	$45,114	$—	$55,993

March 31, 2011:
Loans Held for Sale:
Beginning Balance	$3,666	$32,954	$—	$36,620
Origination of Loans Held for Sale	—	—	—	—
Reclassification from Loans Receivable to Loans Held for Sale	17,909	23,081	—	40,990
Sales of Loans Held for Sale	(17,989)	(9,316)	—	(27,305)
Principal Payoffs and Amortization	(7)	(407)	—	(414)
Valuation Adjustments	(66)	(2,176)	—	(2,242)

Ending Balance	$3,513	$44,136	$—	$47,649

For the three months ended March 31, 2012, loans receivable of $37.5 million were reclassified as loans held for sale, and loans held for sale of $28.7 million were sold. For the three months ended March 31, 2011, loans receivable of $41.0 million were reclassified as loans held for sale, and loans held for sale of $27.3 million were sold. For the three months ended March 31, 2012, $67.4 million of residential mortgage loans were purchased. There were no purchases of loans receivable for the three months ended March 31, 2011.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$89,936	$100,792	$146,059
Actual Charge-Offs	(12,321)	(16,267)	(25,181)
Recoveries on Loans Previously Charged Off	1,037	1,170	3,626

Net Loan Charge-Offs	(11,284)	(15,097)	(21,555)
Provision Charged to Operating Expense	2,400	4,241	1,276

Balance at End of Period	$81,052	$89,936	$125,780

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,981	$3,222	$3,417
Reversal of Charged to Operating Expense	(400)	(241)	(1,276)

Balance at End of Period	$2,581	$2,981	$2,141

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table details the information on the allowance for credit losses by portfolio segment for the three months ended March 31, 2012 and 2011.

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
March 31, 2012:
Allowance for Loan Losses:
Beginning Balance	$19,637	$66,005	$2,243	$2,051	$89,936
Charge-Offs	2,842	9,115	364	—	12,321
Recoveries on Loans Previously Charged Off	—	1,013	24	—	1,037
Provision	5,435	(3,265)	341	(111)	2,400

Ending Balance	$22,230	$54,638	$2,244	$1,940	$81,052

Ending Balance: Individually Evaluated for Impairment	$536	$16,686	$—	$—	$17,222

Ending Balance: Collectively Evaluated for Impairment	$21,694	$37,952	$2,244	$1,940	$63,830

Loans Receivable:
Ending Balance	$834,056	$1,102,140	$40,782	$—	$1,976,978

Ending Balance: Individually Evaluated for Impairment	$16,395	$50,960	$402	$—	$67,757

Ending Balance: Collectively Evaluated for Impairment	$817,661	$1,051,180	$40,380	$—	$1,909,221

March 31, 2011:
Allowance for Loan Losses:
Beginning Balance	$32,766	$108,986	$2,079	$2,228	$146,059
Charge-Offs	7,053	17,955	173	—	25,181
Recoveries on Loans Previously Charged Off	521	3,096	9	—	3,626
Provision	(350)	(249)	(183)	2,058	1,276

Ending Balance	$25,884	$93,878	$1,732	$4,286	$125,780

Ending Balance: Individually Evaluated for Impairment	$3,855	$27,599	$81	$—	$31,535

Ending Balance: Collectively Evaluated for Impairment	$22,029	$66,279	$1,651	$4,286	$94,245

Loans Receivable:
Ending Balance	$812,416	$1,265,507	$48,120	$—	$2,126,043

Ending Balance: Individually Evaluated for Impairment	$75,154	$107,585	$903	$—	$183,642

Ending Balance: Collectively Evaluated for Impairment	$737,262	$1,157,922	$47,217	$—	$1,942,401

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from (0) to (8)) for each and every loan in our loan portfolio. All loans are reviewed semi-annually. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:

Pass: pass loans, grade (0) to (4), are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention” (5), “Substandard” (6) or “Doubtful” (7). This is the strongest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. Followings are sub categories within the Pass grade, or (0) to (4):

Pass or (0):	loans secured in full by cash or cash equivalents.

Pass or (1):	requires a very strong, well-structured credit relationship with an established borrower. The relationship should be supported by audited financial statements indicating cash flow, well in excess of debt service requirement, excellent liquidity, and very strong capital.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Pass or (2):	requires a well-structured credit that may not be as seasoned or as high quality as grade 1. Capital, liquidity, debt service capacity, and collateral coverage must all be well above average. This category includes individuals with substantial net worth centered in liquid assets and strong income.

Pass or (3):	loans or commitments to borrowers exhibiting a fully acceptable credit risk. These borrowers should have sound balance sheet proportions and significant cash flow coverage, although they may be somewhat more leveraged and exhibit greater fluctuations in earning and financing but generally would be considered very attractive to the Bank as a borrower. The borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans which are designated this grade must have characteristics that place them well above the minimum underwriting requirements. Asset-based borrowers assigned this grade must exhibit extremely favorable leverage and cash flow characteristics and consistently demonstrate a high level of unused borrowing capacity

Pass or (4):	loans or commitments to borrowers exhibiting either somewhat weaker balance sheet proportions or positive, but inconsistent, cash flow coverage. These borrowers may exhibit somewhat greater credit risk, and as a result of this the Bank may have secured its exposure in an effort to mitigate the risk. If so, the collateral taken should provide an unquestionable ability to repay the indebtedness in full through liquidation, if necessary. Cash flows should be adequate to cover debt service and fixed obligations, although there may be a question about the borrower’s ability to provide alternative sources of funds in emergencies. Better quality real estate and asset-based borrowers who fully comply with all underwriting standards and are performing according to projections would be assigned this grade.

Special Mention or (5): Special Mention credits are potentially weak, as the borrower is exhibiting deteriorating trends which, if not corrected, could jeopardize repayment of the debt and result in a substandard classification. Credits which have significant actual, not potential, weaknesses are considered more severely classified.

Substandard or (6): A Substandard credit has a well-defined weakness that jeopardizes the liquidation of the debt. A credit graded Substandard is not protected by the sound worth and paying capacity of the borrower, or of the value and type of collateral pledged. With a Substandard loan, there is a distinct possibility that the Bank will sustain some loss if the weaknesses or deficiencies are not corrected.

Doubtful or (7): A Doubtful credit is one that has critical weaknesses that would make the collection or liquidation of the full amount due improbable. However, there may be pending events which may work to strengthen the credit, and therefore the amount or timing of a possible loss cannot be determined at the current time.

Loss or (8): Loans classified Loss are considered uncollectible and of such little value that their continuance as active bank assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be possible in the future. Loans classified Loss will be charged off in a timely manner.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

	Pass (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In Thousands)
March 31, 2012:
Real Estate Loans:
Commercial Property
Retail	$307,429	$3,114	$19,520	$330,063
Land	3,526	—	17,303	20,829
Other	308,345	10,359	22,417	341,121
Construction	—	11,544	13,933	25,477
Residential Property	112,093	—	4,473	116,566
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	99,252	3,612	33,253	136,117
Secured by Real Estate	660,982	20,559	73,343	754,884
Commercial Lines of Credit	52,273	1,173	2,252	55,698
SBA Loans	104,305	1,460	17,256	123,021
International Loans	30,186	—	2,234	32,420
Consumer Loans	38,442	226	2,114	40,782

Total	$1,716,833	$52,047	$208,098	$1,976,978

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$292,914	$8,858	$10,685	$312,457
Land	4,351	—	3,418	7,769
Other	297,734	8,428	36,635	342,797
Construction	—	14,080	19,896	33,976
Residential Property	48,592	—	4,329	52,921
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	100,804	8,680	41,796	151,280
Secured by Real Estate	634,822	36,290	122,444	793,556
Commercial Lines of Credit	44,985	7,676	3,109	55,770
SBA Loans	96,983	1,496	17,713	116,192
International Loans	26,566	—	2,110	28,676
Consumer Loans	40,454	676	2,216	43,346

Total	$1,588,205	$86,184	$264,351	$1,938,740

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following is an aging analysis of past due loans, disaggregated by class of loans, as of March 31, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In Thousands)
March 31, 2012:
Real Estate Loans:
Commercial Property
Retail	$761	$—	$—	$761	$329,302	$330,063	$—
Land	—	—	—	—	20,829	20,829	—
Other	279	65	—	344	340,777	341,121	—
Construction	—	—	8,157	8,157	17,320	25,477	—
Residential Property	372	2,656	284	3,312	113,254	116,566	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	1,126	263	816	2,205	133,912	136,117	—
Secured by Real Estate	927	3,503	4,882	9,312	745,572	754,884	—
Commercial Lines of Credit	—	—	616	616	55,082	55,698	—
SBA Loans	2,278	648	7,036	9,962	113,059	123,021	—
International Loans	—	—	—	—	32,420	32,420	—
Consumer Loans	248	1,063	238	1,549	39,233	40,782	—

Total	$5,991	$8,198	$22,029	$36,218	$1,940,760	$1,976,978	$—

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$485	$—	$—	$485	$311,972	$312,457	$—
Land	—	—	—	—	7,769	7,769	—
Other	—	—	—	—	342,797	342,797	—
Construction	—	—	8,310	8,310	25,666	33,976	—
Residential Property	277	1,613	2,221	4,111	48,810	52,921	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	438	611	1,833	2,882	148,398	151,280	—
Secured by Real Estate	3,162	6,496	1,202	10,860	782,696	793,556	—
Commercial Lines of Credit	—	—	416	416	55,354	55,770	—
SBA Loans	260	472	7,108	7,840	108,352	116,192	—
International Loans	—	—	—	—	28,676	28,676	—
Consumer Loans	126	7	154	287	43,059	43,346	—

Total	$4,748	$9,199	$21,244	$35,191	$1,903,549	$1,938,740	$—

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Impaired Loans

Loans are considered impaired when, non-accrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructuring (“TDR”) loans to offer terms not typically granted by the Bank or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or they are classified as substandard loans in an amount over 5 percent of the Bank’s Tier 1 Capital; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

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

The allowance for collateral-dependent loans is determined by calculating the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table provides information on impaired loans, disaggregated by class of loans, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance	Average Recorded Investment
	(In Thousands)
March 31, 2012:
Real Estate Loans:
Commercial Property
Retail	$1,327	$1,355	$102	$1,225	$145	$1,344
Land	2,187	2,265	2,187	—	—	2,212
Other	1,389	1,459	1,389	—	—	1,398
Construction	8,157	8,246	—	8,157	44	8,196
Residential Property	3,335	3,385	1,137	2,198	347	3,340
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	14,966	15,761	1,167	13,799	12,858	15,039
Secured by Real Estate	26,475	27,322	11,237	15,238	1,679	26,491
Commercial Lines of Credit	1,610	1,746	705	905	888	1,882
SBA Loans	7,909	11,697	4,526	3,383	1,261	7,964
Consumer Loans	402	433	402	—	—	404

Total	$67,757	$73,669	$22,852	$44,905	$17,222	$68,270

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126	$105
Land	3,178	3,210	—	3,178	360	16,910
Other	14,773	14,823	1,131	13,642	3,004	14,850
Construction	14,120	14,120	14,120	—	—	14,353
Residential Property	5,368	5,408	3,208	2,160	128	5,399
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	16,035	16,559	244	15,791	10,793	15,685
Secured by Real Estate	53,159	54,156	14,990	38,169	7,062	51,977
Commercial Lines of Credit	1,431	1,554	715	716	716	1,590
SBA Loans	11,619	12,971	9,445	2,174	1,167	12,658
Consumer Loans	746	788	511	235	26	832

Total	$121,689	$124,849	$45,464	$76,225	$23,382	$134,359

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired	$1,428	$4,429
Loans Performed in Accordance With Their Original Terms
Less: Interest Income Recognized on Impaired Loans	1,106	2,485

Interest Foregone on Impaired Loans	$322	$1,944

There were no commitments to lend additional funds to borrowers whose loans are included above.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Non-Accrual Loans

Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectibility of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest payments become current and full repayment is expected.

The following table details non-accrual loans, disaggregated by class of loans, for the periods indicated:

	December 31,	December 31,
	March 31, 2012	December 31, 2011
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	$1,327	$1,260
Land	2,187	2,362
Other	1,454	1,199
Construction	8,157	8,310
Residential Property	1,524	2,097
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	6,942	7,706
Secured by Real Estate	9,837	11,725
Commercial Lines of Credit	1,610	1,431
SBA Loans	16,648	15,479
Consumer Loans	528	809

Total	$50,214	$52,378

The following table details non-performing assets as of the dates indicated:

	December 31,	December 31,
	March 31, 2012	December 31, 2011
	(In Thousands)
Non-Accrual Loans	$50,214	$52,378
Loans 90 Days or More Past Due and Still Accruing	—	—

Total Non-Performing Loans	50,214	52,378
Other Real Estate Owned	1,260	180

Total Non-Performing Assets	$51,474	$52,558

Loans on non-accrual status, excluding loans held for sale, totaled $50.2 million as of March 31, 2012, compared to $52.4 million as of December 31, 2011, representing a 4.2 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $36.2 million as of March 31, 2012, compared to $35.2 million as of December 31, 2011, representing a 2.8 percent increase.

As of March 31, 2012, other real estate owned consisted of three properties located in California, with a combined net carrying value of $1.3 million. During the three months ended March 31, 2012, two properties, with a carrying value of $1.1 million, were transferred from loans receivable and loans held for sale to other real estate owned. As of December 31, 2011, there was one property with a net carrying value of $180,000.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Troubled Debt Restructuring

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies the guidance for evaluating whether a restructuring constitutes a TDR. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the purposes of measuring impairment of loans that are newly considered impaired, the guidance should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.

As a result of the amendments in ASU No. 2011-02, we reassessed all restructurings that occurred on or after the beginning of the annual period and identified certain receivables as TDRs. Upon identifying those receivables as TDRs, we considered them impaired and applied the impairment measurement guidance prospectively for those receivables newly identified as impaired.

During the three months ended March 31, 2012, we restructured monthly payments on 31 loans, with a net carrying value of $6.4 million as of March 31, 2012, through temporary payment structure modifications that changed the payment structures from principal and interest due monthly to interest only due monthly for six months or less. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructuring, disaggregated by type of concession and by type of loans as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
	Non-Accrual TDRs					Accrual TDRs
	(In Thousands)
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
Trouble Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,327	$1,327	$—	$—	$—	$—	$—
Other	886	—	—	504	1,390	—	—	—	—	—
Residential Property	865	—	132	—	997	1,301	572	—	—	1,873
Commercial and Industrial Loans:
Commercial Term
Unsecured	—	638	4,937	217	5,792	136	—	4,732	3,241	8,109
Secured by Real Estate	1,202	1,486	192	—	2,880	1,355	—	4,201	6,550	12,106
Commercial Line of Credit	706	—	—	288	994	—	—	—	—	—
SBA	3,191	1,062	929	—	5,182	86	465	262	—	813

Total	$6,850	$3,186	$6,190	$2,336	$18,562	$2,878	$1,037	$9,195	$9,791	$22,901

	As of December 31, 2011
	Non-Accrual TDRs					Accrual TDRs
	(In Thousands)
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
Trouble Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,260	$1,260	$—	$—	$—	$—	$—
Other	900	—	—	—	900	1,480	—	—	—	1,480
Residential Property	—	—	138	—	138	2,167	572	—	—	2,739
Commercial and Industrial Loans:
Commercial Term
Unsecured	765	669	4,650	484	6,568	185	—	7,069	1,584	8,838
Secured by Real Estate	1,202	1,523	2,403	3,243	8,371	2,005	—	8,628	2,699	13,332
Commercial Line of Credit	715	—	—	198	913	—	—	—	—	—
SBA	2,758	1,524	794	—	5,076	1,354	468	—	—	1,986

Total	$6,340	$3,716	$7,985	$5,185	$23,226	$7,191	$1,040	$15,697	$4,283	$28,375

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Troubled Debt Restructuring (Continued)

The following table details troubled debt restructurings, disaggregated by class of loans, for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended
	March 31, 2012			March 31, 2011
	(In Thousands, Except for Number of Loans)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail (1)	1	$102	$102	3	$8,649	$8,542
Other (2)	2	509	504	1	882	882
Residential Property	—	—	—	—	—	—
Commercial and Industrial Loans:
Commercial Term
Unsecured (3)	20	3,615	3,537	4	393	386
Secured by Real Estate (4)	2	1,813	1,801	3	5,721	5,714
Commercial Line of Credit	—	—	—	—	—	—
SBA (5)	6	472	455	1	100	100

Total	31	$6,511	$6,399	12	$15,745	$15,624

(1)	Includes $102,000 loan modification made through extension of maturity.
(2)	Includes $504,000 loan modification made through extension of maturity.
(3)	Includes $1.6 million loan modification made through reduction of principal or accrued interest payment, and $1.9 million made through extension of maturity.
(4)	Includes $1.3 million loan modification made through reduction of principal or accrued interest payment, and $501,000 through reduction of principal or accrued interest payment.
(5)	Includes $133,000 loan modification made through deferral of principal payment, and $332,000 through reduction of principal or accrued interest payment.

As of March 31, 2012 and December 31, 2011, total TDR loans receivable, excluding loans held for sale, was $41.5 million and $51.6 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. A loan designated as a TDR is considered impaired when, based on the financial condition of the borrower, the value of the underlying collateral and other relevant information, it is probable that we will be unable to collect all principal and interest due according the contractual terms of the loan agreement. TDR loans are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At March 31, 2012, TDR loans, excluding loans held for sale, were subjected to specific impairment analysis and a $16.3 million reserve relating to these loans was included in the allowance for loan losses. At December 31, 2011, TDR loans, excluding loans held for sale, were subjected to specific impairment analysis and the related allowance for loan losses was $14.2 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Troubled Debt Restructuring (Continued)

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by class of loans, during the three months ended March 31, 2012 and 2011.

	For the Three Months Ended
	March 31, 2012		March 31, 2011
	(In Thousands, Except for Number of Loans)
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Troubled Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	1	$102	—	$—
Other	1	279	1	546
Residential Property	1	865	—	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	10	3,401	3	279
Secured by Real Estate	—	—	1	3,745
Commercial Line of Credit	—	—	—	—
SBA	10	848	2	1,233

Total	23	$5,495	7	$5,803

Servicing Assets

The changes in servicing assets were as follows for the periods indicated:

	March 31, 2012	March 31, 2011
	(In Thousands)
Balance at Beginning of Period	$3,720	$2,890
Additions	—	—
Amortization	(205)	(192)

Balance at End of Period	$3,515	$2,698

At March 31, 2012 and 2011, we serviced loans sold to unaffiliated parties in the amounts of $211.1 million and $183.0 million, respectively. These represent loans that have either been sold or securitized for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

NOTE 6 — INCOME TAXES

Under GAAP, a valuation allowance must be recorded if it is “more likely than not” that such deferred tax assets will not be realized. Appropriate consideration is given to all available evidence (both positive and negative) related to the realization of the deferred tax assets on a quarterly basis.

At March 31, 2012, valuation allowance decreased to $79.3 million compared to $82.3 million at December 31, 2011.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 7 — SHARE-BASED COMPENSATION

Share-Based Compensation Expense

For the three months ended March 31, 2012 and 2011, share-based compensation expense was $92,000 and $314,000, respectively, and the related tax benefits were $39,000 and $132,000, respectively.

Unrecognized Share-Based Compensation Expense

As of March 31, 2012, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In Thousands)
Stock Option Awards	$128	2.3 years
Restricted Stock Awards	141	2.0 years

Total Unrecognized Share-Based Compensation Expense	$269	2.2 years

Share-Based Payment Award Activity

The table below provides stock option information for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options
Options Outstanding at Beginning of Period	143,325	$81.27	5.5 years	$—	(1)
Options Granted	—	—	—	—
Options Forfeited	—	—	—	—
Options Expired	(13,425)	$94.97	—	$—

Options Outstanding at End of Period	129,900	$102.11	5.4 years	$11,250	(2)

Options Exercisable at End of Period	100,300	$128.49	4.6 years	$—	(2)

(1)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $7.40 as of December 31, 2011, over the exercise price, multiplied by the number of options.

(2)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $10.12 as of March 31, 2012, over the exercise price, multiplied by the number of options.

There were no options exercised during the three months ended March 31, 2012 and 2011.

Restricted Stock Awards

The table below provides information for restricted stock awards for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock at Beginning of Period	19,725	$11.87
Restricted Stock Granted	—	—
Restricted Stock Vested	(2,500)	$10.40
Restricted Stock Forfeited	—	—
Restricted Stock Expired	—	—

Restricted Stock at End of Period	17,225	$11.84

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 8 — STOCKHOLDERS’ EQUITY

Stock Warrants

As part of the agreement executed on July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging—Contracts in Entity’s Own Stock” (“ASC 815- 40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.07 percent used for the warrant is equal to the zero coupon rate in effect at the time of the grant.

Upon re-measuring the fair value of the stock warrants at March 31, 2012, compared to $883,000 at December 31, 2011, the fair value increased by $170,000, which we have included in other operating expenses for the three months ended March 31, 2012. We used a weighted average expected stock volatility of 56.34 percent and a remaining contractual life of 3.5 years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 0.864 percent used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.

NOTE 9 — EARNINGS PER SHARE

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

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2012			2011
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
	(In Thousands, Except Per Share Data)
Basic EPS	$7,341	31,470,520	$0.23	$10,437	18,882,627	$0.55
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	19,049	—	—	28,320	—

Diluted EPS	$7,341	31,489,569	$0.23	$10,437	18,910,947	$0.55

For the three months ended March 31, 2012 and 2011, there were 373,650 and 151,261 options, warrants and unvested restricted stock outstanding that were not included in the computation of diluted EPS because their effect would be anti-dilutive, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

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

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	XXXXXXX	XXXXXXX
	March 31, 2012	December 31, 2011
	(In Thousands)
Commitments to Extend Credit	$167,374	$158,748
Standby Letters of Credit	12,661	12,742
Commercial Letters of Credit	7,666	9,298
Unused Credit Card Lines	14,807	15,937

Total Undisbursed Loan Commitments	$202,508	$196,725

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

NOTE 12 — LIQUIDITY

Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2012. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the term of the Written Agreement without the prior written consent on FRB, beginning with the interest payment that was due on January 15, 2009. Accrued interest payable on junior subordinated debentures amounted to $10.6 million and $9.8 million at March 31, 2012 and December 31, 2011, respectively. Up on the termination of the Written Agreement, management intends to pay in arrears on junior subordinated debentures to bring them current. As of March 31, 2012, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $31.3 million, down from $31.7 million as of December 31, 2011.

Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2012, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of $3.2 million compared to $3.3 million as of December 31, 2011.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Continued)

NOTE 12 — LIQUIDITY (Continued)

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of March 31, 2012, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $410.9 million and $407.7 million, respectively. The Bank’s FHLB borrowings as of March 31, 2012 totaled $3.2 million, representing 0.1 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $123.3 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $264.3 million, and had no borrowings as of March 31, 2012. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In October 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of March 31, 2012, in compliance with its regulatory restrictions, the Bank did not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.

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

The Bank believes that it has adequate liquidity resources to fund its obligations with its interest-bearing deposits, unpledged marketable securities, and secured credit lines with the FHLB and Fed Discount Window.

NOTE 13 — SUBSEQUENT EVENTS

Following a full scope target examination of the Bank by the DFI which commenced in February 2012, and based on the improved condition of the Bank noted at the examination, on May 1, 2012, the Bank entered into a Memorandum of Understanding (“MOU”) with the DFI. Concurrently with the entry into the MOU, the DFI issued an order terminating the Final Order. The MOU imposes substantially less requirements on the Bank, however, under the provisions of the MOU, the Bank is required to continue to maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2012. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (this “Report”).

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

•	our use of appraisals in deciding whether to make loans secured by real property, which does not ensure that the value of the real property collateral will be sufficient to pay our loans;

•	failure to attract or retain our key employees;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in financial markets that may result in impairment charges relating to our securities portfolio;

•	competition and demographic changes in our primary market areas;

•	global hostilities, acts of war or terrorism, including but not limited to, conflict between North Korea and South Korea;

•	the effects of litigation against us;

•	significant government regulations, legislation and potential changes thereto; and

•	other risks described herein and in the other reports and statements we file with the Securities and Exchange Commission.

For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk Management” and “— Capital Resources and Liquidity” in our 2011 Annual Report on Form 10-K, as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act . We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2011 Annual Report on Form 10-K. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2011 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for the periods indicated.

	As of and for the Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$1,985,071	$2,234,110
Average Investment Securities	$426,384	$473,113
Average Interest-Earning Assets	$2,676,643	$2,892,404
Average Total Assets	$2,742,006	$2,906,253
Average Deposits	$2,337,302	$2,458,836
Average Borrowings	$85,665	$237,452
Average Interest-Bearing Liabilities	$1,777,208	$2,133,097
Average Stockholders’ Equity	$289,132	$178,221
PER SHARE DATA:
Earnings Per Share — Basic	$0.23	$0.55
Earnings Per Share — Diluted	$0.23	$0.55
Common Shares Outstanding	31,489,201	18,907,299
Book Value Per Share (2)	$9.33	$9.73
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	1.08%	1.46%
Return on Average Stockholders’ Equity (3) (5)	10.21%	23.75%
Efficiency Ratio (6)	66.56%	66.61%
Net Interest Spread (7)	3.26%	3.27%
Net Interest Margin (8)	3.69%	3.66%
Average Stockholders’ Equity to Average Total Assets	10.54%	6.13%
SELECTED CAPITAL RATIOS: (9)
Total Risk-Based Capital Ratio:
Hanmi Financial	18.74%	13.05%
Hanmi Bank	17.74%	13.00%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	17.46%	10.96%
Hanmi Bank	16.45%	11.70%
Tier 1 Leverage Ratio:
Hanmi Financial	13.44%	8.51%
Hanmi Bank	12.67%	9.08%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (10)	2.54%	5.87%
Non-Performing Assets to Total Assets (11)	1.86%	4.42%
Net Loan Charge-Offs to Average Total Gross Loans (12)	2.27%	3.86%
Allowance for Loan Losses to Total Gross Loans	4.10%	5.92%
Allowance for Loan Losses to Non-Performing Loans	161.41%	100.85%

(1)	Loans are net of deferred fees and related direct costs.
(2)	Total stockholders’ equity divided by common shares outstanding.
(3)	Calculation based on annualized net income.
(4)	Net income divided by average total assets.
(5)	Net income divided by average stockholders’ equity.
(6)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.
(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
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

(10)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest.
(11)	Non-performing assets consist of non-performing loans (see footnote (10) above) and other real estate owned.
(12)	Calculation based on annualized net loan charge-offs.

Non-GAAP Financial Measures

Tangible Stockholders’ Equity to Tangible Assets Ratio

The ratio of tangible Stockholders’ equity to tangible assets is supplemental financial information determined by a method other than in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is used by management in the analysis of Hanmi Bank’s capital strength. Tangible equity is calculated by subtracting goodwill and other intangible assets from total stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from total stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the capital strength of Hanmi Financial and the Bank. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

Hanmi Financial Corporation

	As of March 31,
	2012	2011
	(In Thousands)
Total Assets	$2,771,471	$2,879,666
Less Other Intangible Assets	(1,462)	(2,015)

Tangible Assets	$2,770,009	$2,877,651

Total Stockholders’ Equity	$293,718	$184,051
Less Other Intangible Assets	(1,462)	(2,015)

Tangible Stockholders’ Equity	$292,256	$182,036

Total Stockholders’ Equity to Total Assets Ratio	10.60%	6.39%
Tangible Stockholders’ Equity to Tangible Assets Ratio	10.55%	6.33%

Hanmi Bank

	As of March 31,
	2012	2011
	(In Thousands)
Total Assets	$2,766,780	$2,872,804
Less Other Intangible Assets	(3)	(303)

Tangible Assets	$2,766,777	$2,872,501

Total Stockholders’ Equity	$351,677	$261,639
Less Other Intangible Assets	(3)	(303)

Tangible Stockholders’ Equity	$351,674	$261,336

Total Stockholders’ Equity to Total Assets Ratio	12.71%	9.11%
Tangible Stockholders’ Equity to Tangible Assets Ratio	12.71%	9.10%

EXECUTIVE OVERVIEW

For the first quarter ended March 31, 2012, we recognized net income of $7.3 million, or $0.23 per diluted share, compared to net income of $5.5 million, or $0.22 per diluted share, and net income of $10.4 million, or $0.55 per diluted share, for the fourth quarter ended December 31, 2011 and the first quarter ended March 31, 2011, respectively. The increase in net income for the first quarter of 2012 was primarily due to improved net interest margin, improved asset quality and lower overhead costs. Net profit in the first quarter of 2012 was 30 percent less than the $10.4 million, or $0.55 per diluted share, earned in the first quarter of 2011, due to a $2.0 million credit loss provision in the first quarter of 2012 (compared to no provision for credit losses in the first quarter of 2011) and a $2.4 million loss on sale of loans for the first quarter 2012. All per share results are adjusted to reflect the 1-for-8 reverse stock split of Hanmi Financial’s common stock, which became effective on December 19, 2011.

Significant financial highlights include (as of and for the period ended March 31, 2012):

•

First quarter net income grew 33.3 percent from the preceding quarter, with earnings of $7.3 million, or $0.23 per diluted share, compared to $5.5 million, or $0.22 per diluted share, in the fourth quarter of 2011.

•

Net interest margin (“NIM”) was 3.69 percent in the first quarter of 2012, up from 3.66 percent in the first quarter of 2011 and 3.66 percent in the fourth quarter of 2011, reflecting a 26 basis points improvement in cost of deposits from a year ago. Effective management of deposit mix contributed to this improvement in the first quarter of 2012.

•

The Bank originated $36.2 million of SBA 504 and 7(a) loans and $66.9 million of other commercial loans for the first quarter of 2012. In addition, $67.4 million of one year adjustable rate single family residential mortgage loans were purchased during the first quarter of 2012 to help deploy some of the Bank’s liquidity. The Bank deferred the sale of SBA loans in the first quarter of 2012, which was due to technical issue with the SBA, but anticipates returning to selling SBA loans in the secondary market during the second quarter of 2012.

•	Asset quality improved substantially, with fewer non-performing assets (“NPAs”), lower levels of delinquent loans, and lower net charge-offs.

•

NPAs declined 59.6 percent year-over-year to $51.5 million, or 1.86 percent of total assets, in the first quarter of 2012, from $127.4 million, or 4.42 percent of total assets, in the first quarter of 2011, and down from $52.6 million, or 1.91 percent of total assets, in the fourth quarter 2011. The decrease was due to the continuing sale of non-performing loans (“NPLs”) as well as slower migration of new loans to nonaccrual status.

•

Delinquent loans, which are 30 to 89 days past due and still accruing, were $10.5 million, or 0.53 percent of total gross loans, in the first quarter of 2012, down from $19.9 million, or 0.94 percent of total gross loans, in the first quarter of 2011, and down from $13.9 million, or 0.72 percent of total gross loans, in the fourth quarter of 2011.

•	Total net charge-offs were $11.3 million in the first quarter of 2012, down from $21.6 million in the first quarter of 2011, and down from $15.1 million in the fourth quarter of 2011.

•	Classified loans, including loans in loans held for sale, at March 31, 2012 were $229.4 million compared to $282.4 million and $380.1 million at December 31, 2011 and March 31, 2011, respectively.

•

Operating efficiency improved during the first quarter of 2012 with total overhead costs down 11.78 percent in the quarter and 10.99 percent year-over-year. Non-interest expense was $18.7 million in the first quarter of 2012, compared to $21.2 million in the fourth quarter of 2011 and $21.1 million in the first quarter of 2011, reflecting lower deposit insurance premiums, and significantly reduced asset management expenses and directors and officers liability insurance costs. The efficiency ratio was 66.56 percent in the first quarter of 2012, compared to 69.03 percent in the fourth quarter of 2011 and 66.61 percent in the first quarter of 2011.

•

In November, Hanmi Financial raised new capital totaling $77.1 million in net proceeds from the issuance of 12.6 million shares of common stock (adjusted for the 1-for-8 reverse stock split), further solidifying our balance sheet.

•	The Bank’s tangible stockholders’ equity to tangible assets ratio at March 31, 2012 was 12.71 percent, up from 12.48 percent at December 31, 2011.

•	Hanmi Financial’s tangible stockholders’ equity ratio was 10.55 percent and its tangible book value was $9.28 per share at March 31, 2012.

Outlook for 2012

As set forth in our 2011 Annual Report on Form 10-K, our strategic focuses for 2012 will be to enhance our capital position, continue to improve our credit quality and fully comply with all of the requirements of the Written Agreement and the MOU.

We believe that our proactive initiatives to manage credit risk exposure have resulted in improvement of our asset quality over the past several quarters. We are committed to refining our credit risk management systems to meet the challenges of our changing economic environment.

Based on our current liquidity position, we have begun to consider strategic changes. We are currently planning to develop innovative new products and services as well as generate quality new loans to expand our existing customer base with the goal of improving our profitability. In the event that the Written Agreement is lifted, we intend to pay interest in arrears on our outstanding junior subordinated debentures to bring them current.

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

	Three Months Ended
	March 31, 2012			March 31, 2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(In Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	1,985,071	27,542	5.58%	2,234,110	30,905	5.61%
Municipal Securities	44,888	446	3.97%	17,531	178	4.06%
Municipal Securities — Tax Exempt (2)	13,283	157	4.73%	4,466	62	5.55%
Obligations of Other U.S. Government Agencies	73,446	325	1.77%	146,312	623	1.70%
Other Debt Securities	294,767	1,327	1.80%	304,804	1,872	2.46%
Equity Securities	31,255	157	2.01%	35,557	132	1.48%
Federal Funds Sold and Securities Purchased under Agreements to Resell	1,852	2	0.43%	6,699	8	0.48%
Term Federal Funds Sold	126,484	325	1.03%	19,778	27	0.55%
Interest-Bearing Deposits in Other Banks	105,597	68	0.26%	123,147	89	0.29%

Total Interest-Earning Assets	2,676,643	30,349	4.56%	2,892,404	33,896	4.75%

Noninterest-Earning Assets:
Cash and Cash Equivalents	69,152			67,854
Allowance for Loan Losses	(88,024)			(145,784)
Other Assets	84,235			91,779

Total Noninterest-Earning Assets	65,363			13,849

TOTAL ASSETS	2,742,006			2,906,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	105,676	583	2.22%	113,080	749	2.69%
Money Market Checking and NOW Accounts	465,664	676	0.58%	448,807	1,002	0.91%
Time Deposits of $100,000 or More	782,562	2,748	1.41%	1,051,340	4,059	1.57%
Other Time Deposits	337,641	912	1.09%	282,418	925	1.33%
FHLB Advances	3,259	43	5.31%	153,609	333	0.88%
Other Borrowings	—	—	0.00%	1,437	—	0.00%
Junior Subordinated Debentures	82,406	799	3.90%	82,406	698	3.44%

Total Interest-Bearing Liabilities	1,777,208	5,761	1.30%	2,133,097	7,766	1.48%

Noninterest-Bearing Liabilities:
Demand Deposits	645,759			563,191
Other Liabilities	29,907			31,744

Total Noninterest-Bearing Liabilities	675,666			594,935

Total Liabilities	2,452,874			2,728,032
Stockholders’ Equity	289,132			178,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,742,006			2,906,253

NET INTEREST INCOME		24,588			26,130

NET INTEREST SPREAD (3)			3.26%			3.27%

NET INTEREST MARGIN (4)			3.69%			3.66%

(1)

Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $307,000 and $495,000 for the three months ended March 31, 2012 and 2011, respectively.

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

	Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(3,210)	$(153)	$(3,363)
Municipal Securities	245	23	268
Municipal Securities-Tax Exempt	111	(16)	95
Obligations of Other U.S. Government Agencies	(321)	23	(298)
Other Debt Securities	(60)	(485)	(545)
Equity Securities	(18)	43	25
Federal Funds Sold	(5)	(1)	(6)
Term Federal Funds Sold	256	42	298
Interest-Earning Deposits	(12)	(9)	(21)

Total Interest and Dividend Income	(3,014)	(533)	(3,547)

Interest Expense:
Savings	(45)	(121)	(166)
Money Market Checking and NOW Accounts	38	(364)	(326)
Time Deposits of $100,000 or More	(948)	(363)	(1,311)
Other Time Deposits	169	(182)	(13)
Federal Home Loan Bank Advances	(598)	308	(290)
Junior Subordinated Debentures	—	101	101

Total Interest Expense	(1,384)	(621)	(2,005)

Change in Net Interest Income	$(1,630)	$88	$(1,542)

For the three months ended March 31, 2012 and 2011, net interest income before provision for credit losses on a tax-equivalent basis was $24.6 million and $26.1 million, respectively. Interest income decreased 10.6 percent to $30.3 million for the three months ended March 31, 2012 from $33.9 million for the same period in 2011. Interest expense decreased 25.6 percent to $5.8 million for the three months ended March 31, 2012 from $7.8 million for the same period in 2011. The net interest spread and net interest margin for the three months ended March 31, 2012 were 3.26 percent and 3.69 percent, respectively, compared to 3.27 percent and 3.66 percent, respectively, for the same period in 2011. The decrease in net interest income was primarily due to the decrease in gross loans resulting from the disposition of non-performing loans under the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was partially offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.

Average gross loans decreased by $249.0 million, or 11.2 percent, to $1.99 billion for the three months ended March 31, 2012 from $2.23 billion for the same period in 2011. Average investment securities decreased by $46.7 million, or 9.9 percent, to $426.4 million for the three months ended March 31, 2012 from $473.1 million for the same period in 2011. Average interest-earning assets decreased by $215.8 million, or 7.3 percent, to $2.68 billion for the three months ended March 31, 2012 from $2.89 billion for the same period in 2011. The decrease in average interest earning assets was a direct result of our balance sheet deleveraging and credit quality improvement strategy during 2011 through the disposition of problem assets while maintaining a strong level of liquidity with the increased investment in short and mid-term instruments. Consistent with this strategy, the average interest-bearing liabilities decreased by $355.9 million, or 16.7 percent, to $1.78 billion for the three months ended March 31, 2012, from $2.13 billion for the same period in 2011. Average FHLB advances decreased by $150.4 million, or 97.9 percent, to $3.3 million for the three months ended March 31, 2012, from $153.6 million for the same period in 2011.

The average yield on interest-earning assets decreased by 19 basis points to 4.56 percent for the three months ended March 31, 2012, from 4.75 percent for the three months ended March 31, 2011, primarily due to lower yields on investment securities and loan portfolio yield in the current low interest rate environment. Total loan interest and fee income decreased by $3.4 million, or 11.0 percent, to $27.5 million for the three months ended March 31, 2012, from $30.9 million for the three months ended March 31, 2011, due primarily to a 10.8 percent decrease in the average gross loans. The average yield on loans decreased to 5.58 percent for the three months ended March 31, 2012, from 5.61 percent for the three months ended March 31, 2011. The average cost on interest-bearing liabilities decreased by 18 basis points to 1.30 percent for the three months ended March 31, 2012, from 1.48 percent for the three months ended March 31, 2011. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. There were no brokered deposits for the three months ended March 31, 2012 and 2011.

Provision for Credit Losses

For the three months ended March 31, 2012 and 2011, the provision for credit losses was $2.0 million and zero, respectively. Net charge-offs decreased by $10.3 million, or 47.7 percent, to $11.3 million for the three months ended March 31, 2012 from $21.6 million for the three months ended March 31, 2011. Non-performing loans decreased to $50.2 million, or 2.54 percent of total gross loans, as of March 31, 2012 from $124.7 million, or 5.87 percent of total gross loans, as of March 31, 2011. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Service Charges on Deposit Accounts	$3,168	$3,141	$27	0.86%
Insurance Commissions	1,236	1,260	(24)	-1.90%
Remittance Fees	454	462	(8)	-1.73%
Trade Finance Fees	292	297	(5)	-1.68%
Other Service Charges and Fees	364	333	31	9.31%
Bank-Owned Life Insurance Income	399	230	169	73.48%
Net (Loss) on Sales of Loans	(2,393)	(338)	(2,055)	607.99%
Net Gain on Sales of Investment Securities	1	—	1	—
Other Operating Income	112	123	(11)	-8.94%

Total Non-Interest Income	$3,633	$5,508	$(1,875)	-34.04%

For the three months ended March 31, 2012, non-interest income was $3.6 million, a decrease of $1.9 million, or 34.0 percent, from $5.5 million for the same period in 2011. The decrease in non-interest income is primarily attributable to the increase in loss on sale of loans. Net loss on sales of loans increased by $2.1 million for the three months ended March 31, 2012 compared to the same period in 2011. The net loss on sales of loans reflected a $657,000 valuation adjustment on loans held for sale.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Salaries and Employee Benefits	$9,110	$9,124	$(14)	-0.15%
Occupancy and Equipment	2,595	2,565	30	1.17%
Deposit Insurance Premiums and Regulatory Assessments	1,401	2,070	(669)	-32.32%
Data Processing	1,253	1,399	(146)	-10.44%
Other Real Estate Owned Expense	(44)	829	(873)	-105.31%
Professional Fees	749	789	(40)	-5.07%
Directors and Officers Liability Insurance	297	734	(437)	-59.54%
Supplies and Communications	558	578	(20)	-3.46%
Advertising and Promotion	601	566	35	6.18%
Loan-Related Expense	200	225	(25)	-11.11%
Amortization of Other Intangible Assets	71	218	(147)	-67.43%
Other Operating Expenses	1,955	1,964	(9)	-0.46%

Total Non-Interest Expense	$18,746	$21,061	$(2,315)	-10.99%

Non-interest expense for the three months ended March 31, 2012 was $18.7 million, a decrease of $2.3 million, or 11.0 percent, from $21.1 million for the three months ended March 31, 2011. Salaries and employee benefits were stable at $9.1 million for the three months ended March 31, 2012 and 2011. In the first quarter of 2012, costs associated with foreclosed real estate (“OREO”), outside service for collections, directors and officers liability insurance costs, and FDIC deposit insurance assessments were significantly lower than in the first quarter of 2011. OREO expense for the three months ended March 31, 2012 decreased by $873,000, or 105.3 percent, to a gain of $44,000 from an expense of $829,000 for the three months ended March 31, 2011. Outside service for collection on bad debts decreased by $290,000, or 47.5 percent, to $321,000 for the three months ended March 31, 2012, from $611,000 for the three months ended March 31, 2011. Directors and officers liability insurance decreased by $437,000, or 59.5 percent, to $297,000 for the three months ended March 31, 2012, from $734,000 for the three months ended March 31, 2011. Deposit insurance assessments decreased by $669,000, or 32.3 percent, to $1.4 million for the three months ended March 31, 2012, from $2.1 million for the three months ended March 31, 2011.

Provision for Income Taxes

For the three months ended March 31, 2012, income tax expenses of $79,000 were recognized on pre-tax income of $7.4 million, representing an effective tax rate of 1.07 percent, compared to income tax expense of $119,000 on pre-tax income of $10.6 million, representing an effective tax rate of 1.13 percent, for the same period in 2011. This income tax expenses primarily resulted from the current year state income tax during the first quarter in 2012.

FINANCIAL CONDITION

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of March 31, 2012 and December 31, 2011. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of March 31, 2012, the investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations. Investment securities available for sale were 85.68 percent and 86.47 percent of the total investment portfolio as of March 31, 2012 and December 31, 2011, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, securities available for sale were $355.8 million, or 12.84 percent of total assets, compared to $381.9 million, or 13.91 percent of total assets, as of December 31, 2011. Securities available for sale decreased in the first quarter of 2012, mainly due to our earnings-enhancement strategy that we put funds from marketable securities to originate and purchase loans receivable. For the three months ended March 31, 2012, our securities available for sale decreased by $26.0 million in the form of calls, prepayments and scheduled amortization, which was partially off-set by the purchase of $18.1 million to maintain an investment portfolio mix and size consistent with our capital market expectations and asset-liability management strategies.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	March 31, 2012			December 31, 2011
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In Thousands)
Securities Held to Maturity:
Municipal Bonds-Tax Exempt	$9,788	$9,958	$170	$9,815	$9,867	$52
Municipal Bonds	38,703	39,035	332	38,797	38,392	(405)
Mortgage-Backed Securities (1)	2,987	3,000	13	3,137	3,128	(9)
U.S. Government Agency Securities	7,994	7,984	(10)	7,993	7,976	(17)

Total Securities Held to Maturity	$59,472	$59,977	$505	$59,742	$59,363	$(379)

Securities Available for Sale:
Mortgage-Backed Securities (1)	$104,296	$107,288	$2,992	$110,433	$113,005	$2,572
Collateralized Mortgage Obligations (1)	151,688	153,467	1,779	161,214	162,837	1,623
U.S. Government Agency Securities	61,350	61,421	71	72,385	72,548	163
Municipal Bonds-Tax Exempt	3,389	3,471	82	3,389	3,482	93
Municipal Bonds	5,898	6,231	333	5,901	6,138	237
Corporate Bonds	20,462	20,088	(374)	20,460	19,836	(624)
Other Securities	3,318	3,331	13	3,318	3,335	17
Equity Securities	647	540	(107)	647	681	34

Total Securities Available for Sale	$351,048	$355,837	$4,789	$377,747	$381,862	$4,115

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of investment securities as of March 31, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2041, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	38,583	38,254	1,760	1,802
Over Five Years Through Ten Years	46,673	47,021	24,830	24,989
Over Ten Years	9,161	9,267	29,895	30,186
Mortgage-Backed Securities	104,296	107,288	2,987	3,000
Collateralized Mortgage Obligations	151,688	153,467	—	—
Equity Securities	647	540	—	—

	$351,048	$355,837	$59,472	$59,977

We perform periodic reviews for impairment in accordance with FASB ASC 320. The impairment losses described previously are not included in the table below as the impairment losses were recorded. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2012 and December 31, 2011:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
March 31, 2012:
Mortgage-Backed Securities	$—	$—	—	$—	$—	—	$—	$—	—
Collateralized Mortgage Obligation	227	16,035	8	—	—	—	227	16,035	8
U.S. Government Agency Securities	62	28,982	9	—	—	—	62	28,982	9
Other Securities	1	13	1	41	958	1	42	971	2
Corporate Bonds	19	2,969	1	373	15,601	4	392	18,570	5
Equity Securities	114	397	1	—	—	—	114	397	1

	$423	$48,396	20	$414	$16,559	5	$837	$64,955	25

December 31, 2011:
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligation	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Other Securities	1	12	1	40	959	1	41	971	2
Corporate Bonds	41	4,445	2	583	15,391	4	624	19,836	6
Equity Securities	51	85	1	—	—	—	51	85	1

	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2012 and December 31, 2011 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2012. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at March 31, 2012, all of them are issued and guaranteed by governmental sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and no concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as agreed and management believe this will continue in the future and the bond will be repaid in full as scheduled.

FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in the opinion of management, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2012 and December 31, 2011 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2012 and December 31, 2011 are warranted.

Investment securities available for sale with carrying values of $39.7 million and $45.8 million as of March 31, 2012 and December 31, 2011, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

The following table shows the loan composition by type, excluding loans held for sale, as of the dates indicated.

	March 31, 2012	December 31, 2011	Increasae (Decrease)
			Amount	Percentage
	(In Thousands)
Real Estate Loans:
Commercial Property	$692,013	$663,023	$28,990	4.37%
Construction	25,477	33,976	(8,499)	-25.01%
Residential Property	116,566	52,921	63,645	120.26%

Total Real Estate Loans	834,056	749,920	84,136	11.22%

Commercial and Industrial Loans
Commercial Term Loans	891,001	944,836	(53,835)	-5.70%
Commercial Lines of Credit	55,698	55,770	(72)	-0.13%
SBA Loans	123,021	116,192	6,829	5.88%
International Loans	32,420	28,676	3,744	13.06%

Total Commercial and Industrial Loans	1,102,140	1,145,474	(43,334)	-3.78%

Consumer Loans (1)	40,782	43,346	(2,564)	-5.92%

Total Gross Loans	1,976,978	1,938,740	38,238	1.97%
Allowance for Loan Losses	(81,052)	(89,936)	8,884	-9.88%
Deferred Loan Costs	901	216	685	317.13%

Loans Receivable, Net	$1,896,827	$1,849,020	$47,807	2.59%

(1)	Consumer loans include home equity line of credit.

As of March 31, 2012 and December 31, 2011, loans receivable (excluding loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $1.90 billion and $1.85 billion, respectively, representing an increase of $47.8 million, or 2.6 percent. Total gross loans increased by $38.2 million, or 2.0 percent, to $1.98 billion as of March 31, 2012, from $1.94 billion as of December 31, 2011.

During the first quarter of 2012, total new loan production amounted to $103.1 million. In addition, $67.4 million of one-year adjustable rate single-family residential mortgage loans were purchased during the first quarter of 2012 to deploy some of the Bank’s liquidity. For the same period, we experienced decreases in loans totaling $137.2 million, comprised of $60.4 million in principal amortization and payoffs, $11.3 million in net charge-offs, $64.5 million that were transferred to loans held for sale and $1.1 million that were transferred to OREO. For the three months ended March 31, 2012, the $29.0 million increase in commercial property loans was attributable to $28.8 million in origination and $24.5 million of commercial term loans being converted to commercial property loans, partially offset by $ 8.5 million in principal amortization and payoffs, $12.7 million that were transferred to loans held for sale, $2.8 million in charge-offs, and $360,000 that were transferred to OREO. The $53.8 million decrease in commercial term loans for the three months ended March 31, 2012 was attributable to $31.3 million in principal amortization and payoffs, $9.8 million in charge-offs, $19.3 million that were transferred to loans held for sale, and $24.5 million of commercial term loans being converted to commercial property loans, partially offset by new loan production and advances of $31.0 million.

Real estate loans, composed of commercial property, construction loans and residential property, increased by $84.1 million, or 11.2 percent, to $834.1 million as of March 31, 2012 from $749.9 million as of December 31, 2011, representing 42.2 percent and 38.7 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $43.3 million, or 3.8 percent, to $1.1 billion as of March 31, 2012 from $1.15 billion as of December 31, 2011, representing 55.75 percent and 59.08 percent, respectively, of total gross loans. Consumer loans decreased $2.6 million, or 5.9 percent, to $40.8 million as of March 31, 2012 from $43.3 million as of December 31, 2011.

As of March 31, 2012, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

Industry	Balance as of March 31, 2012	Percentage of Total Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$395,380	20.00%
Accommodation/Hospitality	$281,406	14.23%
Gasoline Stations	$257,169	13.01%

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

Except for non-performing loans set forth below, management is not aware of any loans as of March 31, 2012 and December 31, 2011 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	March 31, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percentage
	(In Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property
Retail	$1,327	$1,260	$67	5.32%
Land	2,187	2,362	(175)	(7.41)%
Other	1,454	1,199	255	21.27%
Construction	8,157	8,310	(153)	(1.84)%
Residential Property	1,524	2,097	(573)	(27.32)%
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	6,942	7,706	(764)	(9.91)%
Secured by Real Estate	9,837	11,725	(11,890)	(16.12)%
Commercial Lines of Credit	1,610	1,431	179	(12.51)%
SBA Loans	16,648	15,479	1,170	7.56%
Consumer Loans	528	809	(281)	(34.73)%

Total Non-Accrual Loans	50,214	52,378	(2,165)	(4.13)%
Loans 90 Days or More Past Due and Still Accruing (as to Principal of Interests):	—	—	—	—

Total Non-Performing Loans (1)	50,214	52,378	(2,165)	(4.13)%
Other Real Estate Owned	1,260	180	1,080	660.00%

Total Non-Performing Assets	$51,474	$52,558	$(1,085)	(2.06)%

Non-Performing Loans as a Percentage of Total Gross
Loans	2.54%	2.70%
Non-Performing Assets as a Percentage of Total Assets	1.86%	1.91%
Trouble Debt Restructured Performing Loans	$22,901	$28,375

(1)	Includes troubled debt restructured non-performing loans of $18.6 million and $23.2 million as of March 31, 2012 and December 31, 2011, respectively.

Non-accrual loans totaled $50.2 million as of March 31, 2012, compared to $52.4 million as of December 31, 2011, representing a 4.1 percent decrease. Delinquent loans (defined as 30 days or more past due) were $36.2 million as of March 31, 2012, compared to $35.2 million as of December 31, 2011, representing a 2.9 percent increase. Of the $36.2 million delinquent loans as of March 31, 2012, $25.7 million was included in non-performing loans. The $21.2 million of $35.2 million delinquent loans as of December 31, 2011 was included in non-performing loans. During the first quarter of 2012, loans totaling $27.9 million were placed on nonaccrual status. The additions to nonaccrual loans were offset by $4.9 million in charge-offs, $12.7 million in sales of problem loans, $7.9 million in principal paydowns and payoffs, $3.6 million that were placed back to accrual status, $540,000 that were transferred to OREO, and $15.5 million classified to loans held for sale.

The ratio of non-performing loans to total gross loans also decreased to 2.54 percent at March 31, 2012 from 2.70 percent at December 31, 2011. During the same period, our allowance for loan losses decreased by $8.8 million, or 9.8 percent, to $81.1 million from $89.9 million. Of the $50.2 million non-performing loans, approximately $42.5 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $7.6 million as of March 31, 2012. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

At March 31, 2012, our non-performing loans included two large credit relationships, which accounted for more than 20 percent of our total non-performing loans, and several small credit relationships.

A participated construction loan secured by land was classified as non-performing with a carrying amount of $8.2 million as of March 31, 2012. In February 2007, the loan was purchased from the leading bank, which financed the construction of a real estate project in Monterey Park, California. The project was completed in late 2010, and the loan matured in November 2011. Due to the slow-down of the economy, the sale of the completed project has been delayed. The loan became impaired in December 2011. As of March 31, 2012, the Bank downgraded this loan to substandard, as the leading bank is formulating a work out plan for this loan, with a specific allowance of $44,000 based on the appraisal value of the collateral.

A commercial term loan secured by commercial real estate was classified as non-performing with a carrying value of $3.7 million as of March 31, 2012. The loan was originated in 2007 to finance the purchase of a land and construction of commercial property. The project was completed in January 2010. Due to the slow-down of the economy, the operating income generated from the business has been negatively affected. The loan became impaired in March 2012. As of March 31, 2012, the Bank downgraded the loan to substandard, with a specific allowance of $68,000 based on the appraisal value of the collateral.

As of March 31, 2012, $34.5 million, or 68.7 percent, of the $50.2 million of non-performing loans were secured by real estate, compared to $35.3 million, or 67.4 percent, of the $52.4 million of non-performing loans as of December 31, 2011. In light of declining property values in the current challenging economic condition affecting the real estate markets, the Bank obtained current appraisals for most non-performing loan collaterals, but factored in adequate market discounts on some non-performing loan collaterals to compensate for their non-current appraisals.

As of March 31, 2012, other real estate owned consisted of three properties, located in California, with a combined net carrying value of $1.3 million. During the three months ended March 31, 2012, two properties, with a carrying value of $1.1 million, were transferred from loans receivable to other real estate owned. As of December 31, 2011, there was one property with a net carrying value of $180,000.

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

	(In Thousands)
March 31, 2012:
Real Estate Loans:
Commercial Property
Retail	$1,327	$1,355	$102	$1,225	$145	$1,344
Land	2,187	2,265	2,187	—	—	2,212
Other	1,389	1,459	1,389	—	—	1,398
Construction	8,157	8,246	—	8,157	44	8,196
Residential Property	3,335	3,385	1,137	2,198	347	3,340
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	14,966	15,761	1,167	13,799	12,858	15,039
Secured by Real Estate	26,475	27,322	11,237	15,238	1,679	26,491
Commercial Lines of Credit	1,610	1,746	705	905	888	1,882
SBA Loans	7,909	11,697	4,526	3,383	1,261	7,964
Consumer Loans	402	433	402	—	—	404

Total	$67,757	$73,669	$22,852	$44,905	$17,222	$68,270

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126	$105
Land	3,178	3,210	—	3,178	360	16,910
Other	14,773	14,823	1,131	13,642	3,004	14,850
Construction	14,120	14,120	14,120	—	—	14,353
Residential Property	5,368	5,408	3,208	2,160	128	5,399
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	16,035	16,559	244	15,791	10,793	15,685
Secured by Real Estate	53,159	54,156	14,990	38,169	7,062	51,977
Commercial Lines of Credit	1,431	1,554	715	716	716	1,590
SBA Loans	11,619	12,971	9,445	2,174	1,167	12,658
Consumer Loans	746	788	511	235	26	832

Total	$121,689	$124,849	$45,464	$76,225	$23,382	$134,359

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended
	March 31, 2012	March 31, 2011

	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired	$1,428	$4,429
Loans Performed in Accordance With Their Original Terms
Less: Interest Income Recognized on Impaired Loans	1,106	2,485

Interest Foregone on Impaired Loans	$322	$1,944

For the three months ended March 31, 2012, we restructured monthly payments for 31 loans, with a net carrying value of $6.4 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less. As of March 31, 2012, troubled debt restructurings on accrual status totaled $22.9 million, all of which were temporary interest rate and payment reductions and extension of maturity, and a $9.6 million reserve relating to these loans is included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of March 31, 2012, troubled debt restructuring on non-accrual status totaled $18.6 million, and a $6.6 million reserve relating to these loans is included in the allowance for loan losses.

As of December 31, 2011, troubled debt restructurings on accrual status totaled $28.4 million, all of which were temporary interest rate and payment reductions, and an $8.0 million reserve relating to these loans is included in the allowance for loan losses. As of December 31, 2011, troubled debt restructuring on non-accrual status totaled $23.2 million, and a $6.3 million reserve relating to these loans is included in the allowance for loan losses.

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

During the first quarter of 2011, to enhance reserve calculations to better reflect the Bank’s current loss profile, the two loan pools of commercial real estate and commercial term – T/D secured were subdivided according to the 21 collateral codes used by the Bank to identify commercial property types (apartment, auto, car wash, casino, church, condominium, gas station, golf course, industrial, land, manufacturing, medical, mixed used, motel, office, retail, school, supermarket, warehouse, wholesale, and others). This further segregation allows the Bank to more specifically allocate reserves within the commercial real estate portfolio according to risks defined by historic loss as well as current loan concentrations of the different collateral types.

Risk factor calculations were previously based on 12-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent six quarters. In the first quarter of 2011, the historic loss window was reduced to eight quarters with 1.5 to 1 weighting given to the most recent four quarters. The enhanced window places greater emphasis on losses taken by the Bank within the past year, as recent loss history is more relevant to the Bank’s risks given the rapid changes to asset quality within the current economic conditions.

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

Real estate loans, which are mostly dependent on rental income from non-owner occupied or investor properties, have been subject to increased losses. Prior to 2009, no historic losses were recorded for loans secured by commercial real estate. However, given the decrease in sales and increase in vacancies due to the current slowed economy, losses in loans secured by office and retail properties have been significant. Loans secured by vacant land have also had significant losses as valuations have decreased and further development has been limited. Also, commercial term – T/D secured loans, which are mostly owner-occupied property loans, have been subject to decreases in collateral value and have had more losses than prior to the current economic condition. Similarly, construction loans have been subject to losses due to unforeseen difficulties in completion of projects. As such, allocations to general reserves for those loan pools have been higher than that of loan pools with lower risk. Residential mortgage loans constitute a limited concentration within the Bank’s entire loan portfolio, and losses as well as supplementary reserves have been minimal.

Commercial and industrial loans, which are largely subject to changes in business cash flow, have had the most historic losses within the Bank’s entire loan portfolio. The largest loan pool within the commercial and industrial sector is commercial term – T/D secured, which are mostly loans secured by owner-occupied business properties. Loans secured by car washes, gas stations, golf courses, and motels have had the most significant losses, as the hospitality and recreation industries have been negatively affected by the current economy. As such, allocations to general reserve for those loan pools have been increased. Also, commercial term – unsecured and SBA loans have had considerable losses and additional general reserves as decreased business cash flow due to the challenging economic condition has weakened borrowers’ repayment abilities.

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

The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	March 31, 2012		December 31, 2011
	Allowance	Loans	Allowance	Loans
	Amount	Receivable	Amount	Receivable
	(In Thousands)
Allowance for Loan Losses Applicable To
Real Estate Loans:
Commercial Property	$19,664	$692,013	$17,129	$663,023
Construction	998	25,477	1,403	33,976
Residential Property	1,569	116,566	1,105	52,921

Total Real Estate Loans	22,230	834,056	19,637	749,920

Commercial and Industrial Loans:	54,638	1,102,140	66,005	1,145,474
Consumer Loans	2,244	40,782	2,243	43,346
Unallocated	1,940	—	2,051	—

Total	$81,052	$1,976,978	$89,936	$1,938,740

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$89,936	$100,792	$146,059
Actual Charge-Offs	(12,321)	(16,267)	(25,181)
Recoveries on Loans Previously Charged Off	1,037	1,170	3,626

Net Loan Charge-Offs	(11,284)	(15,097)	(21,555)
Provision Charged to Operating Expense	2,400	4,241	1,276

Balance at End of Period	$81,052	$89,936	$125,780

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,981	$3,222	$3,417
Provision Charged to (Reversal of Charged to) Operating Expense	(400)	(241)	(1,276)

Balance at End of Period	$2,581	$2,981	$2,141

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	2.27%	3.00%	3.86%
Net Loan Charge-Offs to Total Gross Loans (1)	2.28%	3.11%	4.06%
Allowance for Loan Losses to Average Total Gross Loans	4.08%	4.47%	5.63%
Allowance for Loan Losses to Total Gross Loans	4.10%	4.64%	5.92%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	55.69%	67.15%	68.55%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	470.17%	355.98%	1689.26%
Allowance for Loan Losses to Non-Performing Loans	161.41%	171.71%	100.85%
Balances:
Average Total Gross Loans Outstanding During Period	$1,985,071	$2,012,008	$2,234,110
Total Gross Loans Outstanding at End of Period	$1,977,879	$1,938,956	$2,125,766
Non-Performing Loans at End of Period	$50,214	$52,378	$124,718

(1)	Net loan charge-offs are annualized to calculate the ratios.

The allowance for loan losses decreased by $8.8 million, or 9.8 percent, to $81.1 million as of March 31, 2012 as compared to $89.9 million as of December 31, 2011. The allowance for loan losses as a percentage of total gross loans decreased to 4.10 percent as of March 31, 2012 from 4.64 percent as of December 31, 2011. The provision for credit losses decreased by $2.0 million to $2.0 million as of March 31, 2012 from $4.0 million as of December 31, 2011. The $2.4 million provision for loan loans were offset by the $400,000 reversal in provision for off-balance items, resulting in the $2.0 million total provision for credit losses as of March 31, 2012.

The decrease in the allowance for loan losses as of March 31, 2012 was due primarily to subsequent decreases in historical loss rates, classified assets, and overall gross loans. Due to these factors, general reserves decreased $3.5 million, or 8.4 percent, to $38.3 million as of March 31, 2012 as compared to $41.8 million at December 31, 2011. In addition, total qualitative reserves increased $800,000, or 3.5 percent, to $23.4 million as of March 31, 2012 as compared to $22.6 million as of December 31, 2011.

Total impaired loans, excluding loans held for sale, decreased $53.9 million, or 44.3 percent, to $67.8 million as of March 31, 2012 as compared to $121.7 million at December 31, 2011. Accordingly, specific reserve allocations associated with impaired loans decreased by $6.2 million, or 26.5 percent, to $17.2 million as of March 31, 2012 as compared to $23.4 million as of December 31, 2011.

The following table presents a summary of net charge-offs by the loan portfolio.

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
	(In Thousands)
Charge-offs:
Real Estate Loans	$2,842	$3,766	$7,053
Commercial Term Loans	8,853	9,491	14,348
SBA Loans	261	1,725	3,154
Commercial Lines of Credit	1	843	451
International Loans	—	—	—
Consumer Loans	364	442	175

Total Charge-offs	12,321	16,267	25,181
Recoveries:
Real Estate Loans	—	49	521
Commercial Term Loans	928	710	2,928
SBA Loans	72	205	110
Commercial Lines of Credit	11	40	52
International Loans	2	118	6
Consumer Loans	24	48	9

Total Recoveries	1,037	1,170	3,626

Net Charge-offs	$11,284	$15,097	$21,555

For the three months ended March 31, 2012, total charge-offs were $12.3 million, a decrease of $4.0 million, or 24.5 percent, from $16.3 million for the three months ended December 31, 2011, and a decrease of $12.9 million, or 51.2 percent, from $25.2 million for the three months ended March 31, 2011. The decrease in the first quarter of 2012 from the fourth quarter of 2011 was mainly due to decrease in charge-offs of SBA loans by $1.5 million, real estate loans by $924,000, commercial lines of credit by $842,000, and commercial term loans by $639,000. The decrease in the first quarter of 2012 from the first quarter of 2011 was mainly due to decrease in charge-offs of SBA loans by $2.9 million, commercial term loans by $5.5 million and real estate loans by $4.2 million.

The Bank recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $2.6 million and $3.0 million as of March 31, 2012 and December 31, 2011, respectively. The decrease was primarily due to lower reserve factors based on historical loss rates as well as decreases in total off-balance items. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of March 31, 2012 and December 31, 2011.

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	March 31, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percentage
	(In Thousands)
Demand – Noninterest-Bearing	$704,061	$634,466	$69,595	10.97%
Interest-Bearing:
Savings	108,698	104,664	4,034	3.85%
Money Market Checking and NOW Accounts	516,628	449,854	66,774	14.84%
Time Deposits of $100,000 or More	687,573	822,165	(134,592)	-16.37%
Other Time Deposits	346,766	333,761	13,005	3.90%

Total Deposits	$2,363,726	$2,344,910	$18,816	0.80%

Total deposits increased $18.8 million, or 0.8 percent, to $2.36 billion as of March 31, 2012 from $2.34 billion as of December 31, 2011. The increases in total deposits were the direct results of strategic plans aiming to increase core deposits while reducing the reliance on volatile wholesale funds and rate-sensitive time deposits. During the quarter ended March 31, 2012, $249.3 million of high-cost promotional time deposits and $41.2 million of deposits raised from rate listing services matured. Total time deposit decreased by $121.6 million, or 10.5 percent, to $1.03 billion as of March 31, 2012 from $1.16 billion as of December 31, 2011. Core deposits (defined as demand, savings, and money market and NOW accounts) increased by $140.4 million, or 11.8 percent, to $1.33 billion as of March 31, 2012 from $1.19 billion as of December 31, 2011. At March 31, 2012, noninterest-bearing demand deposits represented 29.8 percent of total deposits compared to 27.1 percent at December 31, 2011. We had no brokered deposits as of March 31, 2012 and December 31, 2011. As of March 31, 2012, time deposits of more than $250,000 were $271.7 million.

Federal Home Loan Bank Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At March 31, 2012, advances from the FHLB were $3.2 million, a decrease of $90,000 from $3.3 million at December 31, 2011, with a remaining maturity of more than two years at 5.27 percent.

Junior Subordinated Debentures

During the first half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million at March 31, 2012 and December 31, 2011. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $10.6 million and $9.8 million at March 31, 2012 and December 31, 2011, respectively.

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

The following table shows the status of our gap position as of March 31, 2012:

	Less Than Three Months	More Than Three Months But Less Then One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In Thousands)
ASSETS
Cash and Due from Banks	$—	$—	$—	$—	$68,093	$68,093
Interest-Bearing Deposits in Other Banks	91,904	245	—	—	—	92,149
Fed Funds Sold	—	—	—	—	—	—
Restricted Cash	—	—	—	—	1,818	1,818
Term Fed Funds Sold	110,000	10,000	—	—	—	120,000
Investment Securities:
Fixed Rate	27,027	88,237	160,594	66,279	14,968	357,105
Floating Rate	17,202	20,672	11,745	8,487	98	58,204
Loans:
Fixed Rate	74,000	187,074	364,870	9,438	—	635,382
Floating Rate	1,241,121	82,819	11,929	124	—	1,335,993
Non-Accrual (1)	—	—	—	—	65,686	65,686
Deferred Loan Fees, Discounts, and Allowance for Loan Losses	—	—	—	—	(84,241)	(84,241)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	30,319	—	30,319
Other Assets	—	28,344	—	5,547	57,072	90,963

TOTAL ASSETS	$1,561,254	$417,391	$549,138	$120,194	$123,494	$2,771,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand – Noninterest-Bearing	$—	$—	$—	$—	704,061	$704,061
Savings	11,079	21,460	54,851	21,308	—	108,698
Money Market Checking and NOW Accounts	63,795	163,164	192,086	97,583	—	516,628
Time Deposits:
Fixed Rate	295,927	576,235	162,119	—	—	1,034,281
Floating Rate	58	—	—	—	—	58
Federal Home Loan Bank Advances	93	286	2,834	—	—	3,213
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	28,408	28,408
Stockholders’ Equity	—	—	—	—	293,718	293,718

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,358	$761,145	$411,890	$118,891	$1,026,187	$2,771,471

Repricing Gap	$1,107,896	$(343,754)	$137,248	$1,303	$(902,693)	$—
Cumulative Repricing Gap	$1,107,896	$764,142	$901,390	$902,693	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	39.98%	27.57%	32.52%	32.57%	0.00%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	42.12%	29.05%	34.27%	34.32%	0.00%

(1)	Include non-accrual loans in loans held for sale.

The repricing gap analysis measures the static timing of repricing risk of assets and liabilities (i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same period). Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Core deposits that have no maturity dates (demand deposits, savings, money market checking accounts and NOW accounts) are assigned to categories based on expected decay rates.

As of March 31, 2012, the cumulative repricing gap for the three-month period was asset-sensitive position and 42.12 percent of interest-earning assets, which increased from 36.85 percent as of December 31, 2011. The increase was caused primarily by a decrease of $161.1 million in fixed rate time deposits. The cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 29.05 percent of interest-earning assets, which increased from 22.26 percent as of December 31, 2011. The increase was caused by a decrease of $177.7 million in fixed rate time deposits, and an increase of $57.8 million in floating rate loans, partially offset by a $27.4 million decrease in fixed and floating rate investment securities.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
	(In Thousands)
Cumulative Repricing Gap	$1,107,896	$960,898	$764,142	$580,284
Percentage of Total Assets	39.98%	35.01%	27.57%	21.14%
Percentage of Interest-Earning Assets	42.12%	36.85%	29.05%	22.26%

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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
(In Thousands)
200%	8.65%	3.83%	$9,214	$15,584
100%	3.36%	2.56%	$3,581	$10,436
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

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

As of December 31, 2011, the Bank was “well capitalized” according to the regulatory guidelines. However, the MOU requires the Bank to maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.

Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan submitted to the FRB.

On November 18, 2011, we completed an underwritten public offering of our common stock by which we raised $77.1 million in net proceeds. As a result, we satisfied the requirement that the ratio of tangible stockholders’ equity to total tangible assets be not less than 9.5 percent, as of December 31, 2011. Based on submissions to and consultations with the DFI and the FRB, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Written Agreement and the MOU.

Liquidity – Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2012. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the term of the Written Agreement without the prior written consent on FRB, beginning with the interest payment that was due on January 15, 2009. Accrued interest payable on junior subordinated debentures amounted to $10.6 million and $9.8 million at March 31, 2012 and December 31, 2011, respectively. Up on the termination of the Written Agreement, management intends to pay in arrears on junior subordinated debentures to bring them current. As of March 31, 2012, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $31.3 million, down from $31.7 million as of December 31, 2011.

Liquidity – Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2012, in compliance with its regulatory restrictions, the Bank had no brokered deposits, and had FHLB advances of $3.2 million compared to $3.3 million as of December 31, 2011.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of March 31, 2012, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $410.9 million and $407.7 million, respectively. The Bank’s FHLB borrowings as of March 31, 2012 totaled $3.2 million, representing 0.1 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $123.3 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $264.3 million, and had no borrowings as of March 31, 2012. The Bank is currently in the secondary program of the Borrower in Custody Program of the Fed Discount Window, which allows the Bank to request very short-term credit (typically overnight) at a rate that is above the primary credit rate within a specified period. In October 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

Current market conditions have limited the Bank’s liquidity sources principally to interest-bearing deposits, unpledged marketable securities, and secured funding outlets such as the FHLB and Fed Discount Window. There can be no assurance that actions by the FHLB or Federal Reserve Bank would not reduce the Bank’s borrowing capacity or that the Bank would be able to continue to replace deposits at competitive rates. As of March 31, 2012, in compliance with its regulatory restrictions, the Bank did not have any brokered deposits and would consult in advance with its regulators if it were to consider accepting brokered deposits in the future.

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

The Bank believes that it has adequate liquidity resources to fund its obligations with its interest-bearing deposits, unpledged marketable securities, and secured credit lines with the FHLB and Fed Discount Window.

OFF-BALANCE SHEET ARRANGEMENTS

For a discussion of off-balance sheet arrangements, see “Note 10 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Report and “Item 1. Business — Off-Balance Sheet Commitments” in our 2011 Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations described in our 2011 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASU No. 2011-08, “Testing Goodwill for Impairment (Topic 350)”—FASB ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of FASB ASU 2011-08 did not have a significant impact on our financial condition or result of operations.

FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)” – FASB ASU 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in FASB ASU 2011-05 are effective fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of FASB ASU 2011-05 did not have a significant impact on our financial condition or result of operations.

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” – FASB ASU 2011-04 provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in FASB ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. FASB ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Adoption of FASB ASU 2011-04 did not have a significant impact on our financial condition or result of operations.

SUBSEQUENT EVENTS

Following a full scope target examination of the Bank by the DFI which commenced in February 2012, and based on the improved condition of the Bank noted at the examination, on May 1, 2012, the Bank entered into a Memorandum of Understanding (“MOU”) with the DFI. Concurrently with the entry into the MOU, the DFI issued an order terminating the Final Order. The MOU imposes substantially less requirements on the Bank, however, under the provisions of the MOU, the Bank is required to continue to maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2012, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

During our most recent fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HANMI FINANCIAL CORPORATION

Date:	May 9, 2012	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

		By:	/s/ Lonny D. Robinson
Lonny D. Robinson
Executive Vice President and Chief Financial Officer