Form 10-Q
period 2012-06-30
HANMI FINANCIAL CORP
filed 2012-08-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, there were 31,489,201 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

THREE AND SIX MONTHS ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and Due From Banks	$73,645	$80,582
Interest-Bearing Deposits in Other Banks	197,760	101,101
Federal Funds Sold	33,000	20,000

Cash and Cash Equivalents	304,405	201,683
Restricted Cash	3,819	1,818
Term Federal Funds Sold	110,000	115,000
Securities Available for Sale, at Fair Value (Amortized Cost of $315,712 as of June 30, 2012 and $377,747 as of December 31, 2011)	319,154	381,862
Securities Held to Maturity, at Amortized Cost (Fair Value of $54,573 as of June 30, 2012 and $59,363 as of December 31, 2011)	53,130	59,742
Loans Held for Sale, at the Lower of Cost or Fair Value	5,138	22,587
Loans Receivable, Net of Allowance for Loan Losses of $71,893 as of June 30, 2012 and $89,936 as of December 31, 2011	1,878,367	1,849,020
Accrued Interest Receivable	7,168	7,829
Premises and Equipment, Net	15,912	16,603
Other Real Estate Owned, Net	1,071	180
Customers’ Liability on Acceptances	1,443	1,715
Servicing Assets	5,003	3,720
Other Intangible Assets, Net	1,417	1,533
Investment in Federal Home Loan Bank Stock, at Cost	20,687	22,854
Investment in Federal Reserve Bank Stock, at Cost	10,261	8,558
Deferred Taxes Assets	47,483	—
Current Tax Assets	13,952	9,073
Bank-Owned Life Insurance	28,581	28,289
Prepaid Expenses	2,726	1,598
Other Assets	16,935	11,160

TOTAL ASSETS	$2,846,652	$2,744,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-Bearing	$679,085	$634,466
Interest-Bearing	1,706,022	1,710,444

	2,385,107	2,344,910
Accrued Interest Payable	14,882	16,032
Bank’s Liability on Acceptances	1,443	1,715
Federal Home Loan Bank Advances	3,122	3,303
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	11,236	10,850

TOTAL LIABILITIES	2,498,196	2,459,216

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock, $0.008 Par Value; Authorized 62,500,000 Shares; Issued 32,066,987 Shares
(31,489,201 Shares Outstanding) as of June 30, 2012 and December 31, 2011	257	257
Additional Paid-In Capital	549,796	549,744
Unearned Compensation	(116)	(166)
Accumulated Other Comprehensive Income—Unrealized Gain on Securities
Available for Sale and Loss on Interest-Only Strips, Net of Income Taxes of $302 as of June 30, 2012 and $602 as of December 31, 2011	3,154	3,524
Accumulated Deficit	(134,777)	(197,893)
Less Treasury Stock, at Cost; 577,786 Shares as of June 30, 2012 and as of December 31, 2011	(69,858)	(69,858)

TOTAL STOCKHOLDERS’ EQUITY	348,456	285,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,846,652	$2,744,824

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$27,241	$29,249	$54,783	$60,154
Taxable Interest on Investment Securities	2,190	3,094	4,288	5,767
Tax-Exempt Interest on Investment Securities	99	37	201	77
Interest on Term Federal Funds Sold	168	18	493	45
Dividends on Federal Reserve Bank Stock	148	112	276	224
Interest on Federal Funds Sold and Securities Purchased Under Resale Agreements	31	9	33	17
Interest on Interest-Bearing Deposits in Other Banks	59	79	127	168
Dividends on Federal Home Loan Bank Stock	29	20	58	41

Total Interest and Dividend Income	29,965	32,618	60,259	66,493

INTEREST EXPENSE:
Interest on Deposits	3,953	6,192	8,872	12,927
Interest on Federal Home Loan Bank Advances	43	239	86	572
Interest on Junior Subordinated Debentures	797	711	1,596	1,409
Interest on Other Borrowing	—	1	—	1

Total Interest Expense	4,793	7,143	10,554	14,909

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	25,172	25,475	49,705	51,584
Provision for Credit Losses	4,000	—	6,000	—

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,172	25,475	43,705	51,584

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	2,936	3,278	6,104	6,419
Insurance Commissions	1,294	1,203	2,530	2,463
Remittance Fees	487	499	941	961
Trade Finance Fees	292	328	584	625
Other Service Charges and Fees	380	368	744	701
Bank-Owned Life Insurance Income	238	233	637	463
Net Gain on Sales of SBA Loans	5,473	—	5,473	—
Net (Loss) on Sales of Other Loans	(5,326)	(77)	(7,719)	(415)
Net Gain (Loss) on Sales of Investment Securities	1,381	(70)	1,382	(70)
Impairment Loss on Investment Securities:
Total Other-than-temporary Impairment Loss on Investment Securities	(116)	—	(116)	—
Less: Portion of Loss Recognized in Other Comprehensive Income	—	—	—	—

Net Impairment Loss Recognized in Earnings	(116)	—	(116)	—
Other Operating Income	150	255	262	378

Total Non-Interest Income	7,189	6,017	10,822	11,525

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	9,449	8,762	18,559	17,886
Occupancy and Equipment	2,621	2,650	5,216	5,215
Deposit Insurance Premiums and Regulatory Assessments	1,498	1,377	2,899	3,447
Data Processing	1,298	1,487	2,551	2,886
Other Real Estate Owned Expense	69	806	25	1,635
Professional Fees	1,089	1,138	1,838	1,927
Directors and Officers Liability Insurance	295	733	592	1,467
Supplies and Communications	576	496	1,134	1,074
Advertising and Promotion	1,009	908	1,610	1,474
Loan-Related Expense	88	184	288	409
Amortization of Other Intangible Assets	45	190	116	408
Expense related to Unconsumated Capital Offerings	—	2,220	—	2,220
Other Operating Expenses	1,726	1,935	3,681	3,899

Total Non-Interest Expense	19,763	22,886	38,509	43,947

INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	8,598	8,606	16,018	19,162
(Benefit) Provision for Income Taxes	(47,177)	605	(47,098)	724

NET INCOME	$55,775	$8,001	$63,116	$18,438

EARNINGS PER SHARE:
Basic	$1.77	$0.42	$2.01	$0.98
Diluted	$1.77	$0.42	$2.00	$0.98
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	31,475,610	18,888,080	31,473,065	18,885,368
Diluted	31,499,803	18,907,299	31,489,943	18,907,169

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$55,775	$8,001	$63,116	$18,438
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gains on securities
Unrealized holding gains arising during period	214	6,172	888	6,216
Less: Reclassification adjustment for (gains) losses included in net income	(1,266)	70	(1,266)	70
Unrealized gains on interest rate swap	8	1	9	2
Unrealized (losses) gains on interest-only strip of servicing assets	(3)	1	(1)	1

Other Comprehensive (Loss) Income	(1,047)	6,244	(370)	6,289

COMPREHENSIVE INCOME	$54,728	$14,245	$62,746	$24,727

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands)

	Common Stock – Number of Shares			Stockholders’ Equity
	Gross Shares Issued and Outstanding	Treasury Shares	Net Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2011	19,478,862	(579,063)	18,899,799	$156	$472,335	$(219)	$(2,964)	$(226,040)	$(70,012)	$173,256
Share-Based Compensation Expense	—	—	—	—	304	78	—	—	—	382
Restricted Stock Awards	7,500	—	7,500	—	78	(78)	—	—	—	—
Comprehensive Loss:								—
Net Income	—	—	—	—	—	—	—	18,438	—	18,438
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	6,289	—	—	6,289

Total Comprehensive Income										24,727

BALANCE AT JUNE 30, 2011	19,486,362	(579,063)	18,907,299	$156	$472,717	$(219)	$3,325	$(207,602)	$(70,012)	$198,365

BALANCE AT JANUARY 1, 2012	32,066,987	(577,786)	31,489,201	$257	$549,744	$(166)	$3,524	$(197,893)	$(69,858)	$285,608

Share-Based Compensation Expense	—	—	—	—	77	25	—	—	—	102
Restricted Stock Awards	—	—	—	—	(25)	25	—	—	—	—
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	63,116	—	63,116
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	(370)	—	—	(370)

Total Comprehensive Income										62,746

BALANCE AT JUNE 30, 2012	32,066,987	(577,786)	31,489,201	$257	$549,796	$(116)	$3,154	$(134,777)	$(69,858)	$348,456

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$63,116	$18,438
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,087	1,083
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	2,005	1,227
Amortization of Other Intangible Assets	116	408
Amortization of Servicing Assets	419	345
Share-Based Compensation Expense	102	382
Provision for Credit Losses	6,000	—
Net Gain on Sales of Investment Securities	(1,382)	70
Other-Than-Temporary Loss on Investment Securities	116	—
FRB and FHLB Stock Dividends	334	265
Deferred Tax Benefit	(47,184)	—
Net Loss (Gain) on Sales of Loans	465	(2,489)
Loss on Sales of Other Real Estate Owned	—	681
Valuation Impairment on Other Real Estate Owned	57	470
Lower of Cost or Fair Value Adjustment for Loans Held for Sale	1,781	2,903
Gain on Bank-Owned Life Insurance	(163)	—
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(473)	(463)
Origination of Loans Held for Sale	(60,589)	(16,056)
Net Proceeds from Sales of Loans Held for Sale	72,223	—
Changes in Fair Value of Stock Warrants	137	—
Loss on Investment in Affordable Housing Partnership	440	440
Decrease in Accrued Interest Receivable	661	536
Increase in Restricted Cash	(2,001)	—
Increase in Prepaid Expenses	(1,128)	—
Increase in Other Assets	(7,909)	(1,054)
Increase in Current Tax Assets	(4,879)	—
Decrease in Accrued Interest Payable	(1,150)	(1,636)
Increase in Other Liabilities	882	(521)

Net Cash Provided By Operating Activities	23,083	5,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	2,109	2,206
Proceeds from Matured or Called Securities Available for Sale	71,339	70,841
Proceeds from Sales of Securities Available for sale	88,538	157,777
Proceeds from Matured or Called Securities Held to Maturity	6,338	12
Proceeds from Sales of Other Real Estate Owned	—	3,736
Proceeds from Sales of Loans Held for Sale	65,470	45,963
Proceeds from Matured Term Federal Funds	160,000	—
Proceeds from Insurance Settlement on Bank-Owned Life Insurance	344	—
Net (Increase) Decrease in Loans Receivable	(16,160)	83,809
Purchase of Federal Reserve Bank Stock	(1,979)	(40)
Purchase of Loans Receivable	(82,669)	—
Purchases of Term Federal Fund	(155,000)	—
Purchases of Securities Available for Sale	(98,311)	(200,724)
Purchases of Premises and Equipment	(396)	(353)

Net Cash Provided By Investing Activities	39,623	163,227

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	40,197	(68,346)
Repayment of Long-Term Federal Home Loan Bank Advances	(181)	(171)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	—	(150,536)

Net Cash Provided By (Used In) Financing Activities	40,016	(219,053)

NET DECREASE IN CASH AND CASH EQUIVALENTS	102,722	(50,797)
Cash and Cash Equivalents at Beginning of Year	201,683	249,720

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$304,405	$198,923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	11,704	16,649
Income Taxes Paid	4,912	3
Non-Cash Activities:
Transfer of Loans to Other Real Estate Owned	948	2,752
Transfer of Loans to Loans Held for Sale	64,471	37,806
Transfer of Loans Held for Sale to Loans	1,779	—
Loans Provided in the Sale of Loans Held for Sale	—	5,750
Loans Provided in the Sale of Other Real Estate Owned	—	510

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2012, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”).

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

NOTE 2 — REGULATORY MATTERS

On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Final Order (“Final Order”) with the California Department of Financial Institutions (the “DFI”). The Final Order contained a list of requirements ranging from a capital directive to developing a contingency funding plan. Following a target joint examination of the Bank by the DFI and Federal Reserve Bank of San Francisco (the “FRB”) which commenced in February 2012, and based on the improved condition of the Bank noted at the examination, on May 1, 2012, the Bank entered into a Memorandum of Understanding (“MOU”) with the DFI. Concurrently with the entry into the MOU, the DFI issued an order terminating the Final Order.

On November 2, 2009, Hanmi Financial and the Bank entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement contains a list of strict requirements ranging from a capital directive to developing a contingency funding plan.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 2 — REGULATORY MATTERS (Continued)

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

Written Agreement and MOU

Pursuant to the Written Agreement, the Board of Directors of the Bank prepared and submitted written plans to the FRB that addressed the following items: (i) strengthening board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and of Hanmi Financial; (vii) improving the Bank’s earnings through a strategic plan and a budget; and (viii) improving the Bank’s liquidity position, funds management practices, and contingency funding plan. In addition, the Written Agreement places restrictions on the Bank’s lending to borrowers who have adversely classified loans with the Bank. The Written Agreement also requires the Bank to charge off or collect certain problem loans and review and revise its methodology for calculating allowance for loan and lease losses consistent with relevant supervisory guidance. Hanmi Financial and the Bank are also prohibited from paying dividends without prior approval from the FRB.

Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan approved by the FRB.

The MOU imposes substantially less requirements on the Bank than the Final Order. Pursuant to the MOU, the Bank is required to continue to (i) maintain strong board oversight, management and operations of the Bank, (ii) review and implement policies and procedures to address credit administration and credit risk management, (iii) maintain an acceptable methodology for calculating loan and lease losses, (iv) obtain approval from the DFI prior to declaring and paying dividends, and (v) maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.

On November 18, 2011, we completed an underwritten public offering of our common stock by which we raised $77.1 million in net proceeds. As a result, we satisfied the requirement that the ratio of tangible stockholders’ equity to total tangible assets be not less than 9.5 percent as of December 31, 2011. As of June 30, 2012, Hanmi Financial and the Bank had a ratio of tangible stockholders’ equity to total tangible assets of 12.20 percent and 14.34 percent, respectively.

Based on submissions to and consultations with the DFI and the FRB, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Written Agreement and the MOU.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 2 — REGULATORY MATTERS (Continued)

Risk-Based Capital

Federal bank regulatory agencies require bank holding companies such as Hanmi Financial to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require bank holding companies to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. In order to be considered “well capitalized,” federal bank regulatory agencies require depository institutions such as the Bank to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent. In addition to the risk-based guidelines, the federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 5.0 percent. For a bank rated in the highest of the five categories used by federal bank regulatory agencies to rate banks, the minimum leverage ratio is 3.0 percent.

The capital ratios of Hanmi Financial and the Bank were as follows as of June 30, 2012 and 2011:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
June 30, 2012
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$422,301	20.02%	$168,754	8.00%	N/A	N/A
Hanmi Bank	$401,456	19.06%	$168,467	8.00%	$210,584	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$395,342	18.74%	$84,377	4.00%	N/A	N/A
Hanmi Bank	$374,540	17.79%	$84,234	4.00%	$126,351	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$395,342	14.70%	$107,587	4.00%	N/A	N/A
Hanmi Bank	$374,540	13.95%	$107,361	4.00%	$134,201	5.00%
June 30, 2011
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$301,045	13.92%	$173,032	8.00%	N/A	N/A
Hanmi Bank	$302,827	14.02%	$172,802	8.00%	$216,003	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$257,911	11.92%	$86,516	4.00%	N/A	N/A
Hanmi Bank	$274,785	12.72%	$86,401	4.00%	$129,602	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$257,911	9.09%	$113,504	4.00%	N/A	N/A
Hanmi Bank	$274,785	9.70%	$113,260	4.00%	$141,576	5.00%

Reserve Requirement

The Bank is required to maintain a certain percentage of its deposits as reserves at the FRB. The daily average reserve balance required to be maintained with the FRB was $1.5 million, and the Bank was in compliance with the such requirement as of June 30, 2012 and December 31, 2011, respectively.

Federal Reserve Notices of Proposed Rulemaking.

On June 7, 2012, the Board of Governors of the Federal Reserve System approved for publication in the Federal Register three related notices of proposed rulemaking (collectively, the “Notices”) relating to the implementation of revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as well as the Basel III international capital standards. Among other things, if adopted as proposed, the Notices would establish a new capital standard consisting of common equity Tier 1 capital; increase the capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions as well as executive bonuses); and add more conservative standards for including securities in regulatory capital, which would phase-out trust preferred securities as a component of Tier 1 capital effective January 1, 2013. In addition, the Notices contemplate the deduction of certain assets from regulatory capital and revisions to the methodologies for determining risk weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The Notices provide for various phase-in periods over the next several years. Hanmi Financial and the Bank will be subject to many provisions in the Notices, but until final regulations are issued pursuant to the Notices, Hanmi Financial cannot predict the actual effect of the Notices.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, and asset-backed securities. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security we hold as of each reporting date. The broker-dealers use observable market information to value our fixed income securities, with the primary sources being nationally recognized pricing services. The fair value of the municipal securities is based on a proprietary model maintained by the broker-dealers. We review the market prices provided by the broker-dealers for our securities for reasonableness based on our understanding of the marketplace, and we also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

Securities classified as Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available. This necessitates the use of significant unobservable inputs into our proprietary valuation model. As of June 30, 2012 and December 31, 2011, we had no level 3 investment securities.

SBA Loans Held for Sale – Small Business Administration (“SBA”) loans held for sale are carried at the lower of cost or fair value. As of June 30, 2012 and December 31, 2011, we had $360,000 and $5.1 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2012 and December 31, 2011, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-performing Loans Held for Sale – We reclassify certain non-performing loans when we make the decision to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of June 30, 2012 and December 31, 2011, we had $3.5 million and $15.0 million of non-performing loans held for sale, respectively. We measure non-performing loans held for sale at fair value on a nonrecurring basis with Level 3 inputs.

Impaired Loans – FASB ASC 820 applies to loans measured for impairment using the practical expedients permitted by FASB ASC 310, “Receivables,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation. These loans are classified as Level 2. Level 3 values additionally include adjustments by the Company for historical knowledge and for changes in market conditions.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

FASB ASC 320, “Investments – Debt and Equity Securities,” amended current other-than-temporary-impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. FASB ASC 320 did not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. FASB ASC 320 also extended disclosure requirements about debt and equity securities to interim reporting periods. FASB ASC 320 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 320 requires comparative disclosures only for periods ending after initial adoption.

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

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with FASB ASC 825, “Financial Instruments.”

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

We record investment securities available for sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, impaired loans, other real estate owned, and other intangible assets, are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the six months ended June 30, 2012. We recognize transfers of assets between levels at the end of each respective quarterly reporting period.

As of June 30, 2012 and December 31, 2011, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Balance
	(In Thousands)
As of June 30, 2012
ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$115,136	$—	$115,136
U.S. Government Agency Securities	74,226	—	—	74,226
Collateralized Mortgage Obligations	—	96,582	—	96,582
Municipal Bonds-Tax Exempt	—	3,137	—	3,137
Municipal Bonds-Taxable	—	6,330	—	6,330
Corporate Bonds	—	19,901	—	19,901
Other Securities	—	3,357	—	3,357

Total Debt Securities Available for Sale	$74,226	$244,443	$—	$318,669

Equity Securities Available for Sale:
Financial Services Industry	$485	$—	$—	$485

Total Equity Securities Available for Sale	$485	$—	$—	$485

Total Securities Available for Sale	$74,711	$244,443	$—	$319,154

LIABILITIES:
Stock Warrants	$—	$—	$1,020	$1,020

As of December 31, 2011
ASSETS:
Debt Securities Available for Sale:
Residential Mortgage-Backed Securities	$—	$113,005	$—	$113,005
U.S. Government Agency Securities	72,548	—	—	72,548
Collateralized Mortgage Obligations	—	162,837	—	162,837
Municipal Bonds-Tax Exempt	—	3,482	—	3,482
Municipal Bonds-Taxable	—	6,138	—	6,138
Corporate Bonds	—	19,836	—	19,836
Other Securities	—	3,335	—	3,335

Total Debt Securities Available for Sale	$72,548	$308,633	$—	$381,181

Equity Securities Available for Sale:
Financial Services Industry	$681	$—	$—	$681

Total Equity Securities Available for Sale	$681	$—	$—	$681

Total Securities Available for Sale	$73,229	$308,633	$—	$381,862

LIABILITIES:
Stock Warrants	$—	$—	$883	$883

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

	Beginning Balance as of January 1, 2012	Purchases, Issuances and Settlements	Realized Gains or Losses in Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Transfers In and/or Out of Level 3	Ending Balance as of June 30, 2012
	(In Thousands)
LIABILITIES:
Stock Warrants (1)	$883	$—	$137	$—	$—	$1,020

(1)

Reflects warrants for our common stock issued in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. See “Note 8 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2012 and 2011, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During The Three Months Ended June 30, 2012 and 2011	Loss During The Six Months Ended June 30, 2012 and 2011
		(In Thousands)
June 30, 2012
ASSETS:
Non-performing Loans Held for Sale (1)	$—	$—	$3,489	$—	$657
Impaired Loans (2)	$—	$22,694	$10,911	$2,285	$4,690
Other Real Estate Owned (3)	$—	$—	$1,071	$57	$57

June 30, 2011
ASSETS:
Non-performing Loans Held for Sale (4)	$—	$—	$18,683	$682	$9,462
Impaired Loans (5)	$—	$33,071	$145,019	$14,314	$23,940
Other Real Estate Owned (6)	$—	$—	$1,298	$203	$770

(1)	Includes commercial term loans of $3.0 million, and SBA loans of $484,000.
(2)	Includes real estate loans of $5.2 million, commercial and industrial loans of $27.4 million, and consumer loans of $1.0 million.
(3)	Includes properties from the foreclosure of a commercial property loan of $346,000 and a SBA loan of $725,000.
(4)	Includes commercial property loans of $418,000, commercial term loans of $12.0 million, SBA loans of $6.0 million and residential property loans of $266,000.
(5)	Includes real estate loans of $73.7 million, commercial and industrial loans of $103.7 million, and consumer loans of $732,000.
(6)	Includes properties from the foreclosure of commercial property loans of $308,000 and SBA loans of $990,000.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

The estimated fair values of financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$304,405	$304,405	$201,683	$201,683
Restricted Cash	3,819	3,819	1,818	1,818
Term Federal Funds	110,000	110,153	115,000	115,173
Investment Securities Available for Sale	319,154	319,154	381,862	381,862
Investment Securities Held to Maturity	53,130	54,573	59,742	59,363
Loans Receivable, Net of Allowance for Loan Losses	1,878,367	1,830,880	1,849,020	1,802,511
Loans Held for Sale	5,138	5,138	22,587	22,587
Accrued Interest Receivable	7,168	7,168	7,829	7,829
Investment in Federal Home Loan Bank Stock	20,687	20,687	22,854	22,854
Investment in Federal Reserve Bank Stock	10,261	10,261	8,558	8,558
Financial Liabilities:
Noninterest-Bearing Deposits	679,085	679,085	634,466	634,466
Interest-Bearing Deposits	1,706,022	1,712,021	1,710,444	1,710,878
Borrowings	85,528	85,616	85,709	83,853
Accrued Interest Payable	14,882	14,882	16,032	16,032
Off-Balance Sheet Items:
Commitments to Extend Credit	196,079	220	158,748	194
Standby Letters of Credit	10,949	37	12,742	26

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

Term Federal Funds – The fair value of term federal funds with original maturities of more than 90 days is estimated by discounting the cash flows based on expected maturities or repricing dates utilizing estimated market discount rates (Level 2).

Investment Securities – The fair value of investment securities including investment securities available for sale and investment securities held to maturity, is generally obtained from market bids for similar or identical securities or obtained from independent securities brokers or dealers (Level 1 and 2).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

Non-Interest-Bearing Deposits – The fair value of non-interest-bearing deposits is the amount payable on demand at the reporting date (Level 2).

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES

The following is a summary of investment securities held to maturity:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
June 30, 2012:
Municipal Bonds-Tax Exempt	$9,762	$254	$—	$10,016
Municipal Bonds-Taxable	38,588	1,155	31	39,712
Mortgage-Backed Securities (1)	2,785	55	—	2,840
U.S. government Agency Securities	1,995	10	—	2,005

	$53,130	$1,474	$31	$54,573

December 31, 2011:
Municipal Bonds-Tax Exempt	$9,815	$98	$46	$9,867
Municipal Bonds-Taxable	38,797	117	522	38,392
Mortgage-Backed Securities (1)	3,137	2	11	3,128
U.S. government Agency Securities	7,993	2	19	7,976

	$59,742	$219	$598	$59,363

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The following is a summary of investment securities available for sale:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
June 30, 2012
Mortgage-Backed Securities (1)	$112,672	$2,574	$110	$115,136
Collateralized Mortgage Obligations (1)	95,663	1,068	149	96,582
U.S. Government Agency Securities	74,094	208	76	74,226
Municipal Bonds-Tax Exempt	3,074	63	—	3,137
Municipal Bonds-Taxable	5,895	435	—	6,330
Corporate Bonds	20,465	3	567	19,901
Other Securities	3,318	81	42	3,357
Equity Securities	531	—	46	485

	$315,712	$4,432	$990	$319,154

December 31, 2011:
Mortgage-Backed Securities (1)	$110,433	$2,573	$1	$113,005
Collateralized Mortgage Obligations (1)	161,214	1,883	260	162,837
U.S. Government Agency Securities	72,385	168	5	72,548
Municipal Bonds-Tax Exempt	3,389	93	—	3,482
Municipal Bonds-Taxable	5,901	237	—	6,138
Corporate Bonds	20,460	—	624	19,836
Other Securities	3,318	58	41	3,335
Equity Securities	647	85	51	681

	$377,747	$5,097	$982	$381,862

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of investment securities at June 30, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	36,579	36,017	1,756	1,808
Over Five Years Through Ten Years	58,110	58,592	21,778	22,382
Over Ten Years	12,157	12,342	26,811	27,543
Mortgage-Backed Securities	112,672	115,136	2,785	2,840
Collateralized Mortgage Obligations	95,663	96,582	—	—
Equity Securities	531	485	—	—

	$315,712	$319,154	$53,130	$54,573

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” which amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. For the three months ended June 30, 2012, we recorded $116,000 in OTTI charges in earnings on available-for-sale security.

The Company had an equity security with a carrying value of $395,000 at June 30, 2012. During 2012, the issuer’s financial condition had deteriorated and it was determined that the value on the investment is other-than-temporarily-impaired. Based on the closing price of the shares at June 30, 2012, we recorded an OTTI charge of $116,000 to write down the value of the investment security to its fair value.

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2012 and December 31, 2011:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
June 30, 2012:
Mortgage-Backed Securities	$110	$20,100	4	$—	$—	—	$110	$20,100	4
Collateralized Mortgage Obligation	22	9,470	4	127	2,643	3	149	12,113	7
U.S. Government Agency Securities	76	15,481	5	—	—	—	76	15,481	5
Other Securities	—	—	—	42	958	1	42	958	1
Corporate Bonds	—	—	—	567	18,398	5	567	18,398	5
Equity Securities	46	90	1	—	—	—	46	90	1

	$254	$45,141	14	$736	$21,999	9	$990	$67,140	23

December 31, 2011:
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligation	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Other Securities	1	12	1	40	959	1	41	971	2
Corporate Bonds	41	4,445	2	583	15,391	4	624	19,836	6
Equity Securities	51	85	1	—	—	—	51	85	1

	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

The impairment losses described previously are not included in the table above. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2012 and December 31, 2011 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2012. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

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

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2012, all of them are issued and guaranteed by U.S. government sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and were not caused by concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily-impaired.

The unrealized losses on corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled.

FASB ASC 320 requires other-than-temporarily-impaired investment securities to be written down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in management’s opinion, all securities, other than the OTTI write-down related to an equity security, that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2012 and December 31, 2011 are not other-than-temporarily-impaired, and therefore, no other impairment charges as of June 30, 2012 and December 31, 2011 are warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended June 31,		Six Months Ended June 31,
	2012	2011	2012	2011
	(In Thousands)		(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$1,431	$969	$1,432	$969
Gross Realized Losses on Sales of Investment Securities	$(50)	$(1,039)	$(50)	$(1,039)

Net Realized Gains on Sales of Investment Securities	$1,381	$(70)	$1,382	$(70)

Proceeds from Sales of Investment Securities	$85,538	$157,777	$88,538	$157,777
Tax Expense on Sales of Investment Securities	$581	$—	$581	$—

For the three months ended June 30, 2012, $1.0 million of net unrealized losses arose during the period and was included in comprehensive income and there was a $1.4 million gain in earnings resulting from the sale of investment securities that had previously recorded net realized gains of $1.9 million in comprehensive income. For the three months ended June 30, 2011, $6.2 million of net unrealized gains arose during the period and was included in comprehensive income, and there was a $70,000 loss in earnings resulting from the sale of investment securities that had previously recorded net unrealized losses of $1.3 million in comprehensive income.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

For the six months ended June 31, 2012, $370,000 of net unrealized losses arose during the period and was included in comprehensive income and there was a $1.4 million gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized gains of $1.7 million in comprehensive income. For the six months ended June 30, 2011, $6.3 million of net unrealized gains arose during the period and was included in comprehensive income, and there was a $70,000 loss in earnings resulting from the sale of investment securities that had previously recorded net unrealized losses of $1.5 million in comprehensive income.

Investment securities available for sale with carrying values of $25.6 million and $45.8 million as of June 30, 2012 and December 31, 2011, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	June 30, 2012	December 31, 2011
	(In Thousands)
Real Estate Loans:
Commercial Property	$724,129	$663,023
Construction	7,930	33,976
Residential Property	107,757	52,921

Total Real Estate Loans	839,816	749,920

Commercial and Industrial Loans
Commercial Term Loans (1)	854,499	944,836
Commercial Lines of Credit (2)	53,916	55,770
SBA Loans (3)	129,415	116,192
International Loans	32,639	28,676

Total Commercial and Industrial Loans	1,070,469	1,145,474

Consumer Loans	39,339	43,346

Total Gross Loans	1,949,624	1,938,740
Allowance for Loan Losses	(71,893)	(89,936)
Deferred Loan Costs	636	216

Loans Receivable, Net	$1,878,367	$1,849,020

(1)	Includes owner-occupied property loans of $722.5 million and $786.3 million as of June 30, 2012 and December 31, 2011, respectively.
(2)	Includes owner-occupied property loans of $919,000 and $936,000 as of June 30, 2012 and December 31, 2011, respectively.
(3)	Includes owner-occupied property loans of $114.5 million and $93.6 million as of June 30, 2012 and December 31, 2011, respectively.

Accrued interest on loans receivable amounted to $5.2 million and $5.7 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, loans receivable totaling $682.3 million and $797.1 million, respectively, were pledged to secure advances from the FHLB and the Federal Reserve Discount Window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table details the information on the purchases, sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the three months ended June 30, 2012 and 2011.

	Real Estate	Commercial and Industrial	Consumer	Total
	(In Thousands)
June 30, 2012:
Loans Held for Sale:
Beginning Balance	$10,879	$45,114	$—	$55,993
Origination of Loans Held for Sale	—	34,723	—	34,723
Reclassification from Loans Receivable to Loans Held for Sale	15,148	11,842	—	26,990
Reclassification from Loans Held for Sale to Loan Receivables	(1,647)	(132)	—	(1,779)
Sales of Loans Held for Sale	(21,909)	(87,552)	—	(109,461)
Principal Payoffs and Amortization	(58)	(146)	—	(204)
Valuation Adjustments	(1,124)	—	—	(1,124)

Ending Balance	$1,289	$3,849	$—	$5,138

June 30, 2011:
Loans Held for Sale:
Beginning Balance	$3,513	$44,136	$—	$47,649
Origination of Loans Held for Sale	—	1,771	—	1,771
Reclassification from Loans Receivable to Loans Held for Sale	266	9,567	—	9,833
Sales of Loans Held for Sale	(2,664)	(11,557)	—	(14,221)
Principal Payoffs and Amortization	(8)	(237)	—	(245)
Valuation Adjustments	(133)	(549)	—	(682)

Ending Balance	$974	$43,131	$—	$44,105

For the three months ended June 30, 2012, loans receivable of $27.0 million were reclassified as loans held for sale, and loans held for sale of $109.5 million were sold. For the three months ended June 30, 2011, loans receivable of $9.8 million were reclassified as loans held for sale and loans held for sale of $14.2 million were sold. For the three months ended June 30, 2012, $15.2 million of commercial real estate loans were purchased. There were no purchases of loans receivable for the three months ended June 30, 2011.

The following table details the information on the purchases, sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the six months ended June 30, 2012 and 2011.

	Real Estate	Commercial and Industrial	Consumer	Total
	(In Thousands)
June 30, 2012:
Loans Held for Sale:
Beginning Balance	$11,068	$11,519	$—	$22,587
Origination of Loans Held for Sale	—	60,589	—	60,589
Reclassification from Loans Receivable to Loans Held for Sale	32,224	32,247	—	64,471
Reclassification from Loans Held for Sale to OREO	(360)	—	—	(360)
Reclassification from Loans Held for Sale to Loan Receivables	(1,647)	(132)	—	(1,779)
Sales of Loans Held for Sale	(38,703)	(99,455)	—	(138,158)
Principal Payoffs and Amortization	(169)	(262)	—	(431)
Valuation Adjustments	(1,124)	(657)	—	(1,781)

Ending Balance	$1,289	$3,849	$—	$5,138

June 30, 2011:
Loans Held for Sale:
Beginning Balance	$3,666	$32,954	$—	$36,620
Origination of Loans Held for Sale	—	16,056	—	16,056
Reclassification from Loans Receivable to Loans Held for Sale	18,175	19,631	—	37,806
Sales of Loans Held for Sale	(20,653)	(22,140)	—	(42,793)
Principal Payoffs and Amortization	(14)	(667)	—	(681)
Valuation Adjustments	(200)	(2,703)	—	(2,903)

Ending Balance	$974	$43,131	$—	$44,105

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

For the six months ended June 30, 2012, loans receivable of $64.5 million were reclassified as loans held for sale, and loans held for sale of $138.2 million were sold. For the six months ended June 30, 2012, $15.2 million of commercial real estate loans and $67.4 million of residential mortgage loans were purchased. For the six months ended June 30, 2011, loans receivable of $37.8 million were reclassified as loans held for sale, and loans held for sale of $42.8 million were sold. There were no purchases of loans receivable for the six months ended June 30, 2011.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended			As of and for the Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$81,052	$89,936	$125,780	$89,936	$146,059
Actual Charge-Offs	(14,716)	(12,321)	(20,652)	(27,037)	(45,833)
Recoveries on Loans Previously Charged Off	1,324	1,037	4,151	2,361	7,777

Net Loan Charge-Offs	(13,392)	(11,284)	(16,501)	(24,676)	(38,056)
Provision Charged to Operating Expense	4,233	2,400	(250)	6,633	1,026

Balance at End of Period	$71,893	$81,052	$109,029	$71,893	$109,029

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,581	$2,981	$2,141	$2,981	$3,417
Provision Charged to (Reversal of Charged to) Operating Expense	(233)	(400)	250	(633)	(1,026)

Balance at End of Period	$2,348	$2,581	$2,391	$2,348	$2,391

The following table details the information on the allowance for credit losses by portfolio segment for the three months ended June 30, 2012 and 2011.

	Real Estate	Commercial andIndustrial	Consumer	Unallocated	Total
	(In Thousands)
June 30, 2012:
Allowance for Loan Losses:
Beginning Balance	$22,230	$54,638	$2,244	$1,940	$81,052
Charge-Offs	5,243	9,393	80	—	14,716
Recoveries on Loans Previously Charged Off	517	789	18	—	1,324
Provision	3,902	776	(425)	(20)	4,233

Ending Balance	$21,406	$46,810	$1,757	$1,920	$71,893

Ending Balance: Individually Evaluated for Impairment	$437	$7,224	$—	$—	$7,661

Ending Balance: Collectively Evaluated for Impairment	$20,969	$39,586	$1,757	$1,920	$64,232

Loans Receivable:
Ending Balance	$839,816	$1,070,469	$39,339	$—	$1,949,624

Ending Balance: Individually Evaluated for Impairment	$16,619	$42,087	$1,401	$—	$60,107

Ending Balance: Collectively Evaluated for Impairment	$823,197	$1,028,382	$37,938	$—	$1,889,517

June 30, 2011:
Allowance for Loan Losses:
Beginning Balance	$25,884	$93,878	$1,732	$4,286	$125,780
Charge-Offs	5,591	14,741	320	—	20,652
Recoveries on Loans Previously Charged Off	2,223	1,915	13	—	4,151
Provision	1,599	1,793	162	(3,804)	(250)

Ending Balance	$24,115	$82,845	$1,587	$482	$109,029

Ending Balance: Individually Evaluated for Impairment	$3,324	$26,149	$223	$—	$29,696

Ending Balance: Collectively Evaluated for Impairment	$20,791	$56,696	$1,364	$482	$79,333

Loans Receivable:
Ending Balance	$787,585	$1,234,519	$46,500	$—	$2,068,604

Ending Balance: Individually Evaluated for Impairment	$78,065	$114,560	$870	$—	$193,495

Ending Balance: Collectively Evaluated for Impairment	$709,520	$1,119,959	$45,630	$—	$1,875,109

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table details the information on the allowance for credit losses by portfolio segment for the six months ended June 30, 2012 and 2011.

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
June 30, 2012:
Allowance for Loan Losses:
Beginning Balance	$19,637	$66,005	$2,243	$2,051	$89,936
Charge-Offs	8,085	18,508	444	—	27,037
Recoveries on Loans Previously Charged Off	517	1,802	42	—	2,361
Provision	9,337	(2,489)	(84)	(131)	6,633

Ending Balance	$21,406	$46,810	$1,757	$1,920	$71,893

Ending Balance: Individually Evaluated for Impairment	$437	$7,224	$—	$—	$7,661

Ending Balance: Collectively Evaluated for Impairment	$20,969	$39,586	$1,757	$1,920	$64,232

Loans Receivable:
Ending Balance	$839,816	$1,070,469	$39,339	$—	$1,949,624

Ending Balance: Individually Evaluated for Impairment	$16,619	$42,087	$1,401	$—	$60,107

Ending Balance: Collectively Evaluated for Impairment	$823,197	$1,028,382	$37,938	$—	$1,889,517

June 30, 2011:
Allowance for Loan Losses:
Beginning Balance	$32,766	$108,986	$2,079	$2,228	$146,059
Charge-Offs	12,644	32,693	496	—	45,833
Recoveries on Loans Previously Charged Off	2,744	5,011	22	—	7,777
Provision	1,249	1,541	(18)	(1,746)	1,026

Ending Balance	$24,115	$82,845	$1,587	$482	$109,029

Ending Balance: Individually Evaluated for Impairment	$3,324	$26,149	$223	$—	$29,696

Ending Balance: Collectively Evaluated for Impairment	$20,791	$56,696	$1,364	$482	$79,333

Loans Receivable:
Ending Balance	$787,585	$1,234,519	$46,500	$—	$2,068,604

Ending Balance: Individually Evaluated for Impairment	$78,065	$114,560	$870	$—	$193,495

Ending Balance: Collectively Evaluated for Impairment	$709,520	$1,119,959	$45,630	$—	$1,875,109

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

Pass: pass loans, grade (0) to (4), are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention” (5), “Substandard” (6) or “Doubtful” (7). This is the strongest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. Following are sub categories within the Pass grade, or (0) to (4):

Pass or (0):	loans secured in full by cash or cash equivalents.

Pass or (1):	requires a very strong, well-structured credit relationship with an established borrower. The relationship should be supported by audited financial statements indicating cash flow, well in excess of debt service requirement, excellent liquidity, and very strong capital.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Pass or (2):	requires a well-structured credit that may not be as seasoned or as high quality as grade 1. Capital, liquidity, debt service capacity, and collateral coverage must all be well above average. This category includes individuals with substantial net worth centered in liquid assets and strong income.

Pass or (3):	loans or commitments to borrowers exhibiting a fully acceptable credit risk. These borrowers should have sound balance sheet proportions and significant cash flow coverage, although they may be somewhat more leveraged and exhibit greater fluctuations in earning and financing but generally would be considered very attractive to the Bank as a borrower. The borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans which are designated this grade must have characteristics that place them well above the minimum underwriting requirements. Asset-based borrowers assigned this grade must exhibit extremely favorable leverage and cash flow characteristics and consistently demonstrate a high level of unused borrowing capacity.

Pass or (4):	loans or commitments to borrowers exhibiting either somewhat weaker balance sheet proportions or positive, but inconsistent, cash flow coverage. These borrowers may exhibit somewhat greater credit risk, and as a result of this the Bank may have secured its exposure in an effort to mitigate the risk. If so, the collateral taken should provide an unquestionable ability to repay the indebtedness in full through liquidation, if necessary. Cash flows should be adequate to cover debt service and fixed obligations, although there may be a question about the borrower’s ability to provide alternative sources of funds in emergencies. Better quality real estate and asset-based borrowers who fully comply with all underwriting standards and are performing according to projections would be assigned this grade.

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

Loss or (8): Loans classified as Loss are considered uncollectible and of such little value that their continuance as active bank assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be possible in the future. Loans classified Loss will be charged off in a timely manner.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

	Pass (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In Thousands)
June 30, 2012:
Real Estate Loans:
Commercial Property
Retail	$332,656	$3,095	$9,975	$345,726
Land	6,163	—	12,340	18,503
Other	330,499	25,141	4,260	359,900
Construction	—	—	7,930	7,930
Residential Property	103,901	—	3,856	107,757
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	102,701	1,356	27,923	131,980
Secured by Real Estate	651,727	16,145	54,647	722,519
Commercial Lines of Credit	50,808	885	2,223	53,916
SBA Loans	113,925	1,382	14,108	129,415
International Loans	31,589	—	1,050	32,639
Consumer Loans	35,821	218	3,300	39,339

Total	$1,759,790	$48,222	$141,612	$1,949,624

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$292,914	$8,858	$10,685	$312,457
Land	4,351	—	3,418	7,769
Other	297,734	8,428	36,635	342,797
Construction	—	14,080	19,896	33,976
Residential Property	48,592	—	4,329	52,921
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	100,804	8,680	41,796	151,280
Secured by Real Estate	634,822	36,290	122,444	793,556
Commercial Lines of Credit	44,985	7,676	3,109	55,770
SBA Loans	96,983	1,496	17,713	116,192
International Loans	26,566	—	2,110	28,676
Consumer Loans	40,454	676	2,216	43,346

Total	$1,588,205	$86,184	$264,351	$1,938,740

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following is an aging analysis of past due loans, disaggregated by class of loan, as of June 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In Thousands)
June 30, 2012:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$—	$345,726	$345,726	$—
Land	—	—	—	—	18,503	18,503	—
Other	—	—	62	62	359,838	359,900	—
Construction	—	—	7,930	7,930	—	7,930	—
Residential Property	211	235	191	637	107,120	107,757	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	793	371	702	1,866	130,114	131,980	—
Secured by Real Estate	293	939	1,202	2,434	720,085	722,519	—
Commercial Lines of Credit	150	—	616	766	53,150	53,916	—
SBA Loans	2,145	228	5,534	7,907	121,508	129,415	—
International Loans	—	1,050	—	1,050	31,589	32,639	—
Consumer Loans	330	104	1,209	1,643	37,696	39,339	—

Total	$3,922	$2,927	$17,446	$24,295	$1,925,329	$1,949,624	$—

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$485	$—	$—	$485	$311,972	$312,457	$—
Land	—	—	—	—	7,769	7,769	—
Other	—	—	—	—	342,797	342,797	—
Construction	—	—	8,310	8,310	25,666	33,976	—
Residential Property	277	1,613	2,221	4,111	48,810	52,921	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	438	611	1,833	2,882	148,398	151,280	—
Secured by Real Estate	3,162	6,496	1,202	10,860	782,696	793,556	—
Commercial Lines of Credit	—	—	416	416	55,354	55,770	—
SBA Loans	260	472	7,108	7,840	108,352	116,192	—
International Loans	—	—	—	—	28,676	28,676	—
Consumer Loans	126	7	154	287	43,059	43,346	—

Total	$4,748	$9,199	$21,244	$35,191	$1,903,549	$1,938,740	$—

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table provides information on impaired loans, disaggregated by class of loans, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance
	(In Thousands)
June 30, 2012:
Real Estate Loans:
Commercial Property
Retail	$2,538	$2,584	$2,406	$132	$122
Land	2,112	2,235	2,112	—	—
Other	874	936	874	—	—
Construction	7,930	8,108	7,930	—	—
Residential Property	3,166	3,206	1,299	1,867	315
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	13,442	14,279	457	12,985	5,153
Secured by Real Estate	18,927	19,930	16,235	2,692	573
Commercial Lines of Credit	1,777	1,929	882	895	475
SBA Loans	7,941	12,231	6,073	1,868	1,023
Consumer Loans	1,401	1,433	1,401	—	—

Total	$60,108	$66,871	$39,669	$20,439	$7,661

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126
Land	3,178	3,210	—	3,178	360
Other	14,773	14,823	1,131	13,642	3,004
Construction	14,120	14,120	14,120	—	—
Residential Property	5,368	5,408	3,208	2,160	128
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	16,035	16,559	244	15,791	10,793
Secured by Real Estate	53,159	54,156	14,990	38,169	7,062
Commercial Lines of Credit	1,431	1,554	715	716	716
SBA Loans	11,619	12,971	9,445	2,174	1,167
International Loans	—	—	—	—	—
Consumer Loans	746	788	511	235	26

Total	$121,689	$124,849	$45,464	$76,225	$23,382

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Impaired Loans

The following table provides information on impaired loans, disaggregated by class of loans for the periods indicated:

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized for the Six Months Ended
	(In Thousands)
June 30, 2012:
Real Estate Loans:
Commercial Property
Retail	$2,546	$19	$1,945	$48
Land	2,137	45	2,175	91
Other	878	11	1,138	33
Construction	7,983	89	8,090	178
Residential Property	3,177	48	3,259	84
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	13,474	192	14,257	430
Secured by Real Estate	19,021	525	22,756	958
Commercial Lines of Credit	1,788	22	1,835	30
SBA Loans	8,336	286	8,150	483
Consumer Loans	1,402	2	903	10

Total	$60,742	$1,239	$64,508	$2,345

June 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$17,260	$26	$17,633	$51
Land	27,561	—	29,023	—
Other	21,849	60	21,864	121
Construction	12,535	—	12,578	—
Residential Property	2,371	—	2,386	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	15,365	53	15,571	105
Secured by Real Estate	84,898	456	85,504	821
Commercial Lines of Credit	3,076	2	3,090	4
SBA Loans	18,900	31	19,107	57
International Loans	3,243	—	2,255	—
Consumer Loans	889	1	893	1

Total	$207,947	$629	$209,904	$1,160

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired	$1,505	$2,001	$2,933	$4,475
Loans Performed in Accordance With Their Original Terms
Less: Interest Income Recognized on Impaired Loans	(1,239)	(629)	(2,345)	(1,160)

Interest Foregone on Impaired Loans	$266	$1,372	$588	$3,315

There were no commitments to lend additional funds to borrowers whose loans are included above.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

The following table details non-accrual loans, disaggregated by class of loan, for the periods indicated:

	June 30,	December 31,
	2012	2011
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	$1,203	$1,260
Land	2,112	2,362
Other	936	1,199
Construction	7,930	8,310
Residential Property	1,298	2,097
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	6,953	7,706
Secured by Real Estate	5,826	11,725
Commercial Lines of Credit	1,585	1,431
SBA Loans	15,720	15,479
Consumer Loans	1,580	809

Total	$45,143	$52,378

The following table details non-performing assets as of the dates indicated:

	June 30,	December 31,
	2012	2011
	(In Thousands)
Non-Accrual Loans	$45,143	$52,378
Loans 90 Days or More Past Due and Still Accruing	—	—

Total Non-Performing Loans	45,143	52,378
Other Real Estate Owned	1,071	180

Total Non-Performing Assets	$46,214	$52,558

Loans on non-accrual status, excluding loans held for sale, totaled $45.1 million as of June 30, 2012, compared to $52.4 million as of December 31, 2011, representing a 13.8 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $24.3 million as of June 30, 2012, compared to $35.2 million as of December 31, 2011, representing a 31.0 percent decrease.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Non-Accrual Loans (Continued)

As of December 31, 2011, there was one real estate owned property, located in Colorado, with a net carrying value of $180,000. During the six months ended June 30, 2012, two properties, located in California, were transferred from loans receivable to other real estate owned at fair value less selling costs of $1.1 million. As of June 30, 2012, other real estate owned consisted of three properties with a combined carrying value of $1.1 million. The carrying value as of June 30, 2012 is net of a valuation adjustment of $57,000 that was recorded on the three properties during the six months ended June 30, 2012.

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

During the six months ended June 30, 2012, we restructured monthly payments on 40 loans, with a net carrying value of $7.7 million as of June 30, 2012, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructuring, disaggregated by type of concession and by type of loans as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
	Non-Accrual TDRs					Accrual TDRs
	(In Thousands)
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal or Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal or Interest	Extension of Maturity	Total
Trouble Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,202	$1,202	$—	$—	$—	$—	$—
Other	874	—	—	—	874	—	—	—	—	—
Residential Property	843	—	127	—	970	1,295	572	—	—	1,867
Commercial and Industrial Loans:
Commercial Term
Unsecured	—	622	4,686	664	5,972	1,029	—	2,639	2,211	5,879
Secured by Real Estate	1,202	1,436	358	—	2,996	441	—	1,619	6,521	8,581
Commercial Line of Credit	695	—	—	273	968	—	—	192	—	192
SBA	3,131	1,385	1,064	—	5,580	459	34	192	—	685

Total	$6,745	$3,443	$6,235	$2,139	$18,562	$3,224	$606	$4,642	$8,732	$17,204

	As of December 31, 2011
	Non-Accrual TDRs					Accrual TDRs
	(In Thousands)
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal or Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal or Interest	Extension of Maturity	Total
Trouble Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,260	$1,260	$—	$—	$—	$—	$—
Other	900	—	—	—	900	1,480	—	—	—	1,480
Residential Property	—	—	138	—	138	2,167	572	—	—	2,739
Commercial and Industrial Loans:
Commercial Term
Unsecured	765	669	4,650	484	6,568	185	—	7,069	1,584	8,838
Secured by Real Estate	1,202	1,523	2,403	3,243	8,371	2,005	—	8,628	2,699	13,332
Commercial Line of Credit	715	—	—	198	913	—	—	—	—	—
SBA	2,758	1,524	794	—	5,076	1,354	468	—	—	1,986

Total	$6,340	$3,716	$7,985	$5,185	$23,226	$7,191	$1,040	$15,697	$4,283	$28,375

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Troubled Debt Restructuring (Continued)

The following table details troubled debt restructurings, disaggregated by class of loans, for the three months ended June 30, 2012 and 2011.

	For the Three Months Ended
	June 30, 2012			June 30, 2011
	(In Thousands, Except for Number of Loans)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	—	$—	$—	—	$—	$—
Other	—	—	—	1	941	941
Residential Property	—	—	—	1	867	866
Commercial and Industrial Loans:
Commercial Term
Unsecured (1)	10	1,640	1,588	13	5,653	5,454
Secured by Real Estate (2)	1	378	358	8	10,190	8,864
Commercial Line of Credit (3)	1	196	192	—	—	—
SBA (4)	4	681	653	6	4,909	4,607

Total	16	$2,895	$2,791	29	$22,560	$20,732

(1)	Includes $893,000 of loan modifications made through deferred principal payments, $300,000 through deferred principal and accrued interest payments, and $394,000 through extensions of maturity.
(2)	Includes $358,000 of loan modifications made through reductions of principal or accrued interest payments.
(3)	Includes $192,000 of loan modifications made through reductions of principal or accrued interest payments.
(4)	Includes $373,000 of loan modifications made through deferred principal payments, and $291,000 through reductions of principal or accrued interest payments.

The following table details troubled debt restructurings, disaggregated by class of loans, for the six months ended June 30, 2012 and 2011.

	For the Six Months Ended
	June 30, 2012			June 30, 2011
	(In Thousands, Except for Number of Loans)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	—	$—	$—	3	$8,542	$8,409
Other	—	—	—	2	1,824	1,824
Residential Property	—	—	—	1	867	866
Commercial and Industrial Loans:
Commercial Term
Unsecured (1)	27	4,696	4,426	17	6,039	5,831
Secured by Real Estate (2)	3	2,211	2,144	11	15,904	14,578
Commercial Line of Credit (3)	1	202	192	—	—	—
SBA (4)	9	975	934	7	5,008	4,706

Total	40	$8,084	$7,696	41	$38,184	$36,214

(1)

Includes $893,000 of loan modifications made through deferred principal payments, $1.9 million through reductions of principal or accrued interest payment, and $1.6 million through extensions of maturity.

(2)	Includes $1.6 million of loan modifications made through reductions of principal or accrued interest payments, and $497,000 through extensions of maturity.
(3)	Includes $192,000 of loan modifications made through reductions of principal or accrued interest payments.
(4)	Includes $503,000 of loan modifications made through deferred principal payments, and $442,000 through reductions of principal or accrued interest payments.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Troubled Debt Restructuring (Continued)

As of June 30, 2012 and December 31, 2011, total TDR loans receivable, excluding loans held for sale, was $35.8 million and $51.6 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDR loans are impaired, and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At June 30, 2012, TDR loans, excluding loans held for sale, were subjected to specific impairment analysis and a $6.3 million reserve relating to these loans was included in the allowance for loan losses. At December 31, 2011, TDR loans, excluding loans held for sale, were subjected to specific impairment analysis and the related allowance for loan losses was $14.2 million.

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by class of loans, during the three months and six months ended June 30, 2012 and 2011.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	(In Thousands, Except for Number of Loans)				(In Thousands, Except for Number of Loans)
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Troubled Debt Restructuring:
Real Estate Loans:
Commercial Property
Retail	—	$—	—	$—	—	$—	—	$—
Other	—	—	—	—	—	—	—	—
Residential Property	—	—	—	—	—	—	—	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	6	636	5	1,571	7	677	7	1,828
Secured by Real Estate	—	—	3	1,345	—	—	4	5,012
Commercial Line of Credit	1	273	—	—	1	273	—	—
SBA	12	1,042	4	2,658	12	1,042	4	2,658

Total	19	$1,951	12	$5,574	20	$1,992	15	$9,498

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Servicing Assets

The changes in servicing assets were as follows for the periods indicated:

	June 30, 2012	June 30, 2011
	(In Thousands)
Balance at Beginning of Period	$3,720	$2,890
Additions	1,702	—
Amortization	(419)	(345)

Balance at End of Period	$5,003	$2,545

At June 30, 2012 and 2011, we serviced loans sold to unaffiliated parties in the amounts of $268.8 million and $175.6 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

NOTE 6 — INCOME TAXES

We accounted for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enacted date.

We record net tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. To the extent future earnings are recognized, the realization of the deferred tax asset will be recorded as a credit to income tax expense. Until such time as the valuation allowance is reversed, we will generally not record an income tax provision or benefit on the statement of operations. Our deferred tax valuation allowance was $10.1 million and $82.3 million at June 30, 2012 and December 31, 2011, respectively. During the quarter, we reversed a valuation allowance of $53.1 million on its deferred taxes assets.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percentage points occurs by one or more five-percent shareholders within a three-year period. We determined that such an ownership change occurred as of November 18, 2011, as a result of a registered rights and best efforts public offering and an underwritten public offering of our common stock. Based on calculations, this ownership change resulted in estimated limitations on the utilization of net operating loss carryforwards and tax credits. We estimate that approximately $5.3 million of our California net operating loss carryforward deferred tax asset will be effectively eliminated and no valuation allowance reversal was recognized for such deferred tax assets. Pursuant to Section 382, a portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $10.4 million of the restricted net operating loss carryforwards become available for such use.

We recorded a net tax benefit of $47.2 and $47.1 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012, the Bank reversed a $53.1 million of valuation allowance on its deferred tax asset. This reversal is the result of an analysis performed to determine the extent of future earnings considered “more likely than not”. In addition, we have recorded income tax expense of $5.9 million and $6.0 million for the three and six months ended June 30, 2012, respectively, resulting in a net tax benefit of $47.2 million and $47.1 million for the three and six months ended June 30, 2012. Our effective tax rates were (548.7) percent and (294.0) percent for the three months and six months ended June 30, 2012, respectively, as compared to the statutory tax rate of 42%. The difference from the statutory rates in 2012 is mainly due to the release of valuation allowance of deferred tax assets.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 7 — SHARE-BASED COMPENSATION

Share-Based Compensation Expense

For the three months ended June 30, 2012 and 2011, share-based compensation expense was $10,000 and $69,000, respectively, and the related tax benefits were $4,000 and $29,000, respectively. For the six months ended June 30, 2012 and 2011, share-based compensation expense was $102,000 and $382,000, respectively, and the related tax benefits were $43,000 and $161,000, respectively.

Unrecognized Share-Based Compensation Expense

As of June 30, 2012, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In Thousands)
Stock Option Awards	$103	2.3 years
Restricted Stock Awards	117	1.9 years

Total Unrecognized Share-Based Compensation Expense	$220	2.1 years

The table below provides stock option information for the three months ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options
Options Outstanding at Beginning of Period	129,900	$102.11	5.4 years	$11,250	(1)
Options Granted	—	—	—	—
Options Forfeited	—	—	—	—
Options Expired	—	—	—	$—

Options Outstanding at End of Period	129,900	$102.14	5.1 years	$13,500	(2)

Options Exercisable at End of Period	105,950	$122.42	4.5 years	$—	(2)

(1)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $10.12 as of March 31, 2012, over the exercise price, multiplied by the number of options.

(2)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $10.48 as of June 30, 2012, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options
Options Outstanding at Beginning of Period	143,325	$81.27	5.5 years	$—	(1)
Options Granted	—	—	—	—
Options Forfeited	—	—	—	—
Options Expired	(13,425)	$94.97	—	$—

Options Outstanding at End of Period	129,900	$102.14	5.1 years	$13,500	(2)

Options Exercisable at End of Period	105,950	$122.42	4.5 years	$—	(2)

(1)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $7.40 as of December 31, 2011, over the exercise price, multiplied by the number of options.

(2)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $10.48 as of June 30, 2012, over the exercise price, multiplied by the number of options.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 7 — SHARE-BASED COMPENSATION (Continued)

There were no options exercised during the three and six months ended June 30, 2012.

Restricted Stock Awards

The table below provides information for restricted stock awards for the three and six months ended June 30, 2012:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock at Beginning of Period	17,225	$11.84	19,725	$11.87
Restricted Stock Granted	—	—	—	—
Restricted Stock Vested	(4,000)	$10.97	(6,500)	$10.75
Restricted Stock Forfeited	—	—	—	—
Restricted Stock Expired	—	—	—	—

Restricted Stock at End of Period	13,225	$12.10	13,225	$12.10

NOTE 8 — STOCKHOLDERS’ EQUITY

Stock Warrants

As part of the agreement executed on July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging—Contracts in Entity's Own Stock” (“ASC 815- 40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company's own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption is based on the contract term of five years. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate of 2.07 percent used for the warrant is equal to the zero coupon rate in effect at the time of the grant.

Upon re-measuring the fair value of the stock warrants at June 30, 2012, compared to $883,000 at December 31, 2011, the fair value increased by $137,000, which we have included in other operating expenses for the six months ended June 30, 2012. We used a weighted average expected stock volatility of 55.13 percent and a remaining contractual life of 3.3 years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 0.66 percent used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

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

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2012			2011
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
	(In Thousands, Except Per Share Data)
Three Months Ended June 30:
Basic EPS	$55,775	31,475,610	$1.77	$8,001	18,888,080	$0.42
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	24,193	—	—	19,219	—

Diluted EPS	$55,775	31,499,803	$1.77	$8,001	18,907,299	$0.42

Six Months Ended June 30:
Basic EPS	$63,116	31,473,065	$2.01	$18,438	18,885,368	$0.98
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	16,878	(0.01)	—	21,801	—

Diluted EPS	$63,116	31,489,943	$2.00	$18,438	18,907,169	$0.98

For the three months ended June 30, 2012 and 2011, there were 123,650 and 399,112 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2012 and 2011, there were 373,650 and 149,112 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

	June 30,	December 31,
	2012	2011
	(In Thousands)
Commitments to Extend Credit	$196,079	$158,748
Standby Letters of Credit	10,949	12,742
Commercial Letters of Credit	7,313	9,298
Unused Credit Card Lines	13,428	15,937

Total Undisbursed Loan Commitments	$227,769	$196,725

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

NOTE 12 — LIQUIDITY

Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2012. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of the Written Agreement without the prior written consent on FRB, beginning with the interest payment that was due on January 15, 2009. Accrued interest payable on junior subordinated debentures amounted to $11.4 million and $9.8 million at June 30, 2012 and December 31, 2011, respectively. Up on the termination of the Written Agreement, management intends to pay interest in arrears on our junior subordinated debentures to bring them current. As of June 30, 2012, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $30.8 million, down from $31.7 million as of December 31, 2011.

Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2012, the Bank had no brokered deposits, and had FHLB advances of $3.1 million compared to $3.3 million as of December 31, 2011.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of June 30, 2012, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $348.9 million and $345.8 million, respectively. The Bank’s FHLB borrowings as of June 30, 2012 totaled $3.1 million, representing 0.11 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $135.3 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $238.9 million, and had no borrowings as of June 30, 2012. Additionally, the Bank is currently in the primary credit of the Borrower in Custody Program of the Fed Discount Window. The primary credit is available to depository institutions in sound overall condition to meet short-term (typically overnight), backup funding needs. Normally, prime credit will be granted on a “no-questions-asked,” minimal administered basis generally with no restriction. Furthermore, in October 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Continued)

NOTE 12 — LIQUIDITY (Continued)

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

The Bank has Contingency Funding Plans ("CFPs") designed to ensure that liquidity sources are sufficient to meet its ongoing obligations and commitments, particularly in the event of a liquidity contraction. The CFPs are designed to examine and quantify its liquidity under various "stress" scenarios. Furthermore, the CFPs provide a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. The CFPs address authority for activation and decision making, liquidity options and the responsibilities of key departments in the event of a liquidity contraction.

The Bank believes that it has adequate liquidity resources to fund its obligations with its interest-bearing deposits, unpledged marketable securities, and secured credit lines with the FHLB and Fed Discount Window.

NOTE 13 — SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months and six months ended June 30, 2012. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (this “Report”).

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

•	our use of appraisals in deciding whether to make loans secured by real property, which does not ensure that the value of the real property collateral will be sufficient to pay our loans;

•	failure to attract or retain our key employees;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in financial markets that may result in impairment charges relating to our securities portfolio;

•	competition and demographic changes in our primary market areas;

•	global hostilities, acts of war or terrorism, including but not limited to, conflict between North Korea and South Korea;

•	the effects of litigation against us;

•	significant government regulations, legislation and potential changes thereto, including as a result of the Dodd-Frank Act;

•	other risks described herein and in the other reports we file with the Securities and Exchange Commission; and

•	our ability to recapture deferred tax assets.

For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk Management” and “-Capital Resources and Liquidity” in our 2011 Annual Report on Form 10-K, including our Quarterly Reports on Form 10-Q, as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

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

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,003,475	$2,136,976	$1,994,273	$2,185,274
Average Investment Securities	$417,202	$497,052	$420,735	$485,148
Average Interest-Earning Assets	$2,642,428	$2,804,709	$2,659,085	$2,848,313
Average Total Assets	$2,723,432	$2,836,967	$2,732,485	$2,871,419
Average Deposits	$2,308,193	$2,427,934	$2,322,733	$2,443,299
Average Borrowings	$86,509	$190,447	$86,087	$213,820
Average Interest-Bearing Liabilities	$1,720,781	$2,025,392	$1,748,995	$2,078,947
Average Stockholders’ Equity	$300,578	$189,528	$294,092	$183,906
PER SHARE DATA:
Earnings Per Share — Basic	$1.77	$0.42	$2.01	$0.98
Earnings Per Share — Diluted	$1.77	$0.42	$2.00	$0.98
Common Shares Outstanding	31,489,201	18,907,299	31,489,201	18,907,299
Book Value Per Share (2)	$11.07	$15.11	$11.07	$15.11
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	8.24%	1.13%	4.65%	1.29%
Return on Average Stockholders’ Equity (3) (5)	74.63%	16.93%	43.16%	20.22%
Efficiency Ratio (6)	61.07%	72.67%	63.62%	69.64%
Net Interest Spread (7)	3.45%	3.26%	3.36%	3.26%
Net Interest Margin (8)	3.84%	3.65%	3.77%	3.66%
Average Stockholders’ Equity to Average Total Assets	11.04%	6.68%	10.76%	6.40%
SELECTED CAPITAL RATIOS: (9)
Total Risk-Based Capital Ratio:
Hanmi Financial	20.02%	13.92%
Hanmi Bank	19.06%	14.02%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	18.74%	11.92%
Hanmi Bank	17.79%	12.72%
Tier 1 Leverage Ratio:
Hanmi Financial	14.70%	9.09%
Hanmi Bank	13.95%	9.70%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (10)	2.32%	6.99%	2.32%	6.99%
Non-Performing Assets to Total Assets (11)	1.62%	5.38%	1.62%	5.38%
Net Loan Charge-Offs to Average Total Gross Loans (12)	2.67%	3.09%	2.47%	3.48%
Allowance for Loan Losses to Total Gross Loans	3.69%	5.27%	3.69%	5.27%
Allowance for Loan Losses to Non-Performing Loans	159.26%	75.45%	159.26%	75.45%

(1)	Loans are net of deferred fees and related direct costs.
(2)	Total stockholders’ equity divided by common shares outstanding.
(3)	Calculation based on annualized net income.
(4)	Net income divided by average total assets.
(5)	Net income divided by average stockholders’ equity.
(6)	Total non-interest expenses divided by the sum of net interest income before provision for credit losses and total non-interest income.
(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

Hanmi Financial Corporation

	As of June 30,
	2012	2011
	(In Thousands)
Total Assets	$2,846,652	$2,710,835
Less Other Intangible Assets	(1,417)	(1,825)

Tangible Assets	$2,845,235	$2,709,010

Total Stockholders’ Equity	$348,456	$198,365
Less Other Intangible Assets	(1,417)	(1,825)

Tangible Stockholders’ Equity	$347,039	$196,540

Total Stockholders’ Equity to Total Assets Ratio	12.24%	7.32%
Tangible Common Equity to Tangible Assets Ratio	12.20%	7.26%
Common Shares Outstanding	31,489,201	18,907,299
Tangible Common Equity Per Common Share	$11.02	$10.39

Hanmi Bank

	As of June 30,
	2012	2011
	(In Thousands)
Total Assets	$2,841,441	$2,705,997
Less Other Intangible Assets	—	(184)

Tangible Assets	$2,841,441	$2,705,813

Total Stockholders’ Equity	$407,407	$279,712
Less Other Intangible Assets	—	(184)

Tangible Stockholders’ Equity	$407,407	$279,528

Total Stockholders’ Equity to Total Assets Ratio	14.34%	10.34%
Tangible Common Equity to Tangible Assets Ratio	14.34%	10.33%

EXECUTIVE OVERVIEW

For the second quarter ended June 30, 2012, we recognized net income of $55.8 million, or $1.77 per diluted share, compared to net income of $8.0 million, or $0.42 per diluted share, for the second quarter ended June 30, 2011. The increase in net income for the second quarter of 2012 was primarily due to tax benefits recognized from the reversal of the valuation allowance on deferred tax assets (“DTA”), improved net interest margin, improved asset quality and an increase in non-interest income. All per share results are adjusted to reflect the 1-for-8 reverse stock split of Hanmi Financial’s common stock, which became effective on December 19, 2011.

Significant financial highlights include (as of and for the period ended June 30, 2012):

•	Hanmi posted its seventh consecutive quarter of profitability.

•	The reversal of the DTA valuation allowance contributed $53.4 million, or approximately $1.69 per diluted share, to second quarter net income.

•

Net interest margin (“NIM”) was 3.84 percent in the second quarter of 2012, up from 3.65 percent in the second quarter of 2011, reflecting a 29 basis points improvement in cost of funds from the second quarter of 2011. Effective management of the deposit mix contributed to this improvement in the second quarter of 2012. NIM in the first six months of 2012 improved to 3.77 percent from 3.66 percent in the first six months of 2011.

•

Hanmi originated $54.0 million of SBA 504 and 7(a) loans and $113.3 million of other commercial loans for the second quarter of 2012. Year to date, SBA loan originations were $90.2 million and other commercial loan originations were $180.2 million. In addition, $67.4 million of one year adjustable rate single family residential mortgage loans and $15.2 million of commercial real estate loans were purchased in the first six months of 2012.

•	Asset quality improved substantially, during the second quarter of 2012, with fewer non-performing assets (“NPAs”), lower levels of delinquent loans, and lower net charge-offs.

•

The ratio of classified assets to the allowance for loan losses (“ALLL”) plus Bank tier 1 capital dropped to 32.20 percent at June 30, 2012 from 66.14 percent at December 31, 2011. Classified assets at June 30, 2012 were $143.7 million compared to $282.6 million at December 31, 2011.

•

NPAs declined to $46.2 million, or 1.62 percent of total assets, at June 30, 2012, from $52.6 million, or 1.91 percent of total assets, at December 31, 2011. During the second quarter, $44.3 million in note sales contributed to the reduction in NPAs, but generated a loss on sale of other loans of $5.3 million. Year-to-date, note sales totaled $73.0 million and generated a loss on sale of other loans of $7.7 million.

•

Delinquent loans, which are 30 to 89 days past due and still accruing, were $4.7 million, or 0.24 percent of total gross loans, at June 30, 2012, down from $13.9 million, or 0.72 percent of total gross loans, at December 31, 2011.

•

Total net charge-offs during the second quarter of 2012 totaled $13.4 million, up slightly from $11.3 million in the first quarter of 2012, and down from $16.5 million in the second quarter of 2011 . Charge-offs were predominantly generated by the note sales.

•

Classified loan inflows totaled $7.5 million for the second quarter of 2012, down significantly from $31.6 million during the first quarter of 2012. Outflows of classified loans totaled $94.3 million during the second quarter of 2012 as compared to $84.5 million in the first quarter of 2012.

•	Operating efficiency improved to 61.07 percent during the second quarter of 2012 from 72.67 percent during the second quarter of 2011.

•	The Bank’s tangible common equity to tangible assets ratio at June 30, 2012 was 14.34 percent, up from 12.48 percent at December 31, 2011.

•	At the holding company level, the tangible common equity ratio was 12.20 percent and the tangible book value was $11.02 per share at June 30, 2012.

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

	Three Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(In Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$2,003,475	$27,241	5.47%	$2,136,976	$29,248	5.49%
Municipal Securities — Taxable	44,867	442	3.94%	13,603	140	4.12%
Municipal Securities — Tax Exempt (2)	13,011	152	4.68%	4,125	57	5.53%
Obligations of Other U.S. Government Agencies	77,390	380	1.96%	152,438	629	1.65%
Other Debt Securities	281,934	1,368	1.94%	326,886	2,326	2.85%
Equity Securities	31,107	176	2.26%	34,078	133	1.56%
Federal Funds Sold and Securities Purchased under Agreements to Resell	29,844	31	0.42%	7,067	9	0.51%
Term Federal Funds Sold	70,384	168	0.95%	13,681	18	0.53%
Interest-Bearing Deposits in Other Banks	90,416	59	0.26%	115,855	79	0.27%

Total Interest-Earning Assets	2,642,428	30,017	4.57%	2,804,709	32,639	4.67%

Noninterest-Earning Assets:
Cash and Cash Equivalents	71,162			68,371
Allowance for Loan Losses	(79,089)			(125,152)
Other Assets	88,931			89,039

Total Noninterest-Earning Assets	81,004			32,258

TOTAL ASSETS	2,723,432			2,836,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	111,685	586	2.11%	111,723	734	2.64%
Money Market Checking and NOW Accounts	514,662	769	0.60%	488,723	1,010	0.83%
Time Deposits of $100,000 or More	659,176	1,763	1.08%	926,024	3,477	1.51%
Other Time Deposits	348,749	835	0.96%	308,475	971	1.26%
FHLB Advances	4,103	43	4.22%	106,710	239	0.90%
Other Borrowings	—	—	0.00%	1,331	1	0.30%
Junior Subordinated Debentures	82,406	797	3.89%	82,406	711	3.46%

Total Interest-Bearing Liabilities	1,720,781	4,793	1.12%	2,025,392	7,143	1.41%

Noninterest-Bearing Liabilities:
Demand Deposits	673,921			592,989
Other Liabilities	28,152			29,058

Total Noninterest-Bearing Liabilities	702,073			622,047

Total Liabilities	2,422,854			2,647,439
Stockholders’ Equity	300,578			189,528

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,723,432			$2,836,967

NET INTEREST INCOME		$25,224			$25,496

NET INTEREST SPREAD (3)			3.45%			3.26%

NET INTEREST MARGIN (4)			3.84%			3.65%

(1)

Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $433,000 and $570,000 for the three months ended June 30, 2012 and 2011, respectively.

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

	Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(1,891)	$(116)	$(2,007)
Municipal Securities-Taxable	151	151	302
Municipal Securities-Tax Exempt	112	(17)	95
Obligations of Other U.S. Government Agencies	(352)	103	(249)
Other Debt Securities	(289)	(669)	(958)
Equity Securities	(13)	56	43
Federal Funds Sold	19	3	22
Term Federal Funds Sold	134	16	150
Interest-Earning Deposits	(17)	(3)	(20)

Total Interest and Dividend Income	(2,146)	(476)	(2,622)

Interest Expense:
Savings	—	(148)	(148)
Money Market Checking and NOW Accounts	50	(291)	(241)
Time Deposits of $100,000 or More	(860)	(854)	(1,714)
Other Time Deposits	115	(251)	(136)
Federal Home Loan Bank Advances	(404)	208	(196)
Other Borrowings	—	(1)	(1)
Junior Subordinated Debentures	—	86	86

Total Interest Expense	(1,099)	(1,251)	(2,350)

Change in Net Interest Income	$(1,047)	$775	$(272)

For the three months ended June 30, 2012 and 2011, net interest income before provision for credit losses on a tax-equivalent basis was $25.2 million and $25.5 million, respectively. Interest income decreased 8.0 percent to $30.0 million for the three months ended June 30, 2012 from $32.6 million for the same period in 2011. Interest expense decreased 32.9 percent to $4.8 million for the three months ended June 30, 2012 from $7.1 million for the same period in 2011. The net interest spread and net interest margin for the three months ended June 30, 2012 were 3.45 percent and 3.84 percent, respectively, compared to 3.26 percent and 3.65 percent, respectively, for the same period in 2011. The decrease in net interest income was primarily due to the decrease in gross loans resulting from the disposition of non-performing loans under the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was partially offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.

Average gross loans decreased by $133.5 million, or 6.3 percent, to $2.0 billion for the three months ended June 30, 2012 from $2.14 billion for the same period in 2011. Average investment securities decreased by $79.9 million, or 16.1 percent, to $417.2 million for the three months ended June 30, 2012 from $497.1 million for the same period in 2011. Average interest-earning assets decreased by $162.3 million, or 5.8 percent, to $2.64 billion for the three months ended June 30, 2012 from $2.80 billion for the same period in 2011. The decrease in average interest earning assets was a direct result of our balance sheet deleveraging and credit quality improvement strategy during 2011 and 2012 through the disposition of problem assets while maintaining a strong level of liquidity with increased investment in short and mid-term instruments. Consistent with this strategy, the average interest-bearing liabilities decreased by $304.6 million, or 15.0 percent, to $1.72 billion for the three months ended June 30, 2012, from $2.03 billion for the same period in 2011. Average borrowing decreased by $103.9 million, or 54.6 percent, to $86.5 million for the three months ended June 30, 2012, from $190.4 million for the same period in 2011.

The average yield on interest-earning assets decreased by 10 basis points to 4.57 percent for the three months ended June 30, 2012, from 4.67 percent for the three months ended June 30, 2011, primarily due to lower yields on loan portfolio and investment securities in the current low interest rate environment. Total loan interest and fee income decreased by $2.0 million, or 6.9 percent, to $27.2 million for the three months ended June 30, 2012, from $29.2 million for the three months ended June 30, 2011, due primarily to a 6.3 percent decrease in the average gross loans. The average yield on loans decreased to 5.47 percent for the three months ended June 30, 2012, from 5.49 percent for the three months ended June 30, 2011. The average cost on interest-bearing liabilities decreased by 29 basis points to 1.12 percent for the three months ended June 30, 2012, from 1.41 percent for the three months ended June 30, 2011. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. There were no brokered deposits for the three months ended June 30, 2012 and 2011.

	For the Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$1,994,273	$54,783	5.52%	$2,185,274	$60,153	5.55%
Municipal Securities — Taxable	44,427	888	4.00%	15,556	318	4.09%
Municipal Securities — Tax Exempt (2)	13,147	310	4.72%	4,294	119	5.54%
Obligations of Other U.S. Government Agencies	75,418	705	1.87%	149,392	1,252	1.68%
Other Debt Securities	287,743	2,696	1.87%	315,906	4,198	2.66%
Equity Securities	31,789	333	2.10%	34,813	265	1.52%
Federal Funds Sold	15,847	33	0.37%	6,884	17	0.49%
Term Federal Funds Sold	98,434	493	0.94%	16,713	45	0.54%
Interest-Bearing Deposits in Other Banks	98,007	127	0.26%	119,481	168	0.28%

Total Interest-Earning Assets (2)	2,659,085	60,368	4.57%	2,848,313	66,535	4.71%

Noninterest-Earning Assets:
Cash and Cash Equivalents	70,204			68,115
Allowance for Loan Losses	(83,557)			(135,411)
Other Assets	86,753			90,402

Total Noninterest-Earning Assets	73,400			23,106

TOTAL ASSETS	2,732,485			2,871,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	108,681	1,159	2.14%	112,398	1,483	2.66%
Money Market Checking and NOW Accounts	490,163	1,454	0.60%	468,875	2,012	0.87%
Time Deposits of $100,000 or More	720,869	4,511	1.26%	988,336	7,536	1.54%
Other Time Deposits	343,195	1,747	1.02%	295,518	1,896	1.29%
FHLB Advances	3,681	86	4.70%	130,030	572	0.89%
Other Borrowings	—	1	0.00%	1,384	1	0.15%
Junior Subordinated Debentures	82,406	1,596	3.89%	82,406	1,409	3.45%

Total Interest-Bearing Liabilities	1,748,995	10,554	1.21%	2,078,947	14,909	1.45%

Noninterest-Bearing Liabilities:
Demand Deposits	659,825			578,172
Other Liabilities	29,573			30,394

Total Noninterest-Bearing Liabilities	689,398			608,566

Total Liabilities	2,438,393			2,687,513
Shareholders’ Equity	294,092			183,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,732,485			$2,871,419

NET INTEREST INCOME		$49,814			$51,626

NET INTEREST SPREAD (3)			3.36%			3.26%

NET INTEREST MARGIN (4)			3.77%			3.66%

(1)

Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $740,000 and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

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

	Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net	$(5,090)	$(280)	$(5,370)
Municipal Securities-Taxable	591	(21)	570
Municipal Securities-Tax Exempt	244	(53)	191
Obligations of Other U.S. Government Agencies	(912)	365	(547)
Other Debt Securities	(349)	(1,153)	(1,502)
Equity Securities	(62)	130	68
Federal Funds Sold	28	(12)	16
Term Federal Funds Sold	389	59	448
Interest-Earning Deposits	(29)	(12)	(41)

Total Interest and Dividend Income	(5,190)	(977)	(6,167)

Interest Expense:
Savings	(47)	(277)	(324)
Money Market Checking and NOW Accounts	89	(647)	(558)
Time Deposits of $100,000 or More	(1,810)	(1,215)	(3,025)
Other Time Deposits	281	(430)	(149)
Federal Home Loan Bank Advances	(998)	512	(486)
Other Borrowings	—	—	—
Junior Subordinated Debentures	—	187	187

Total Interest Expense	(2,485)	(1,870)	(4,355)

Change in Net Interest Income	$(2,705)	$893	$(1,812)

For the six months ended June 30, 2012 and 2011, net interest income before provision for credit losses on a tax-equivalent basis was $49.8 million and $51.6 million, respectively. Interest income decreased 9.27 percent to $60.4 million for the six months ended June 30, 2012 from $66.5 million for the same period in 2011. Interest expense decreased 29.2 percent to $10.6 million for the six months ended June 30, 2012 from $14.9 million for the same period in 2011. The net interest spread and net interest margin for the six months ended June 30, 2012 were 3.36 percent and 3.77 percent, respectively, compared to 3.26 percent and 3.66 percent, respectively, for the same period in 2011. The decrease in net interest income was primarily due to the decrease in gross loans resulting from the disposition of non-performing loans under the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was partially offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.

Average gross loans decreased by $191.0 million, or 8.7 percent, to $2.0 billion for the six months ended June 30, 2012 from $2.19 billion for the same period in 2011. Average investment securities decreased by $64.4 million, or 13.3 percent, to $420.7 million for the six months ended June 30, 2012 from $485.1 million for the same period in 2011. Average interest-earning assets decreased by $189.2 million, or 6.6 percent, to $2.66 billion for the six months ended June 30, 2012 from $2.85 billion for the same period in 2011. The decrease in average interest earning assets was a direct result of our balance sheet deleveraging and credit quality improvement strategy during 2011 and 2012 through the disposition of problem assets while maintaining a strong level of liquidity with increased investment in short and mid-term instruments. Consistent with this strategy, the average interest-bearing liabilities decreased by $330.0 million, or 15.9 percent, to $1.75 billion for the six months ended June 30, 2012, from $2.08 billion for the same period in 2011. Average borrowing decreased by $127.7 million, or 59.7 percent, to $86.1 million for the six months ended June 30, 2012, from $213.8 million for the same period in 2011.

The average yield on interest-earning assets decreased by 14 basis points to 4.57 percent for the six months ended June 30, 2012, from 4.71 percent for the six months ended June 30, 2011, primarily due to lower yields on investment securities and loan portfolio yield in the current low interest rate environment. Total loan interest and fee income decreased by $5.4 million, or 9.0 percent, to $54.8 million for the six months ended June 30, 2012, from $60.2 million for the six months ended June 30, 2011, due primarily to a 8.7 percent decrease in the average gross loans.

The average yield on loans decreased by 3 basis points to 5.52 percent for the six months ended June 30, 2012, from 5.55 percent for the six months ended June 30, 2011. The average cost on interest-bearing liabilities decreased by 24 basis points to 1.21 percent for the six months ended June 30, 2012, from 1.45 percent for the six months ended June 30, 2011. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. There were no brokered deposits for the six months ended June 30, 2012 and 2011.

Provision for Credit Losses

For the three months ended June 30, 2012 and 2011, the provision for credit losses was $4.0 million and zero, respectively. For the six months ended June 30, 2012 and 2011, the provision for credit losses was $6.0 million and zero, respectively. Net charge-offs decreased by $3.1 million, or 18.8 percent, to $13.4 million for the three months ended June 30, 2012 from $16.5 million for the three months ended June 30, 2011. Out of 13.4 million net charge-offs, notes sales of $44.3 million contributed to total charge-offs of $8.4 million. Non-performing loans decreased to $45.1 million, or 2.32 percent of total gross loans, as of June 30, 2012 from $144.5 million, or 6.99 percent of total gross loans, as of June 30, 2011. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Service Charges on Deposit Accounts	$2,936	$3,278	$(342)	-10.43%
Insurance Commissions	1,294	1,203	91	7.56%
Remittance Fees	487	499	(12)	-2.40%
Trade Finance Fees	292	328	(36)	-10.98%
Other Service Charges and Fees	380	368	12	3.26%
Bank-Owned Life Insurance Income	238	233	5	2.15%
Net Gain on Sales of SBA Loans	5,473	—	5,473	—
Net Loss on Sales of Other Loans	(5,326)	(77)	(5,249)	6816.88%
Net Gain (Loss) on Sales of Investment Securities	1,381	(70)	1,451	-2072.86%
Impairment Loss on Investment Securities	(116)	—	(116)	—
Other Operating Income	150	255	(105)	-41.18%

Total Non-Interest Income	$7,189	$6,017	$1,172	19.48%

For the three months ended June 30, 2012, non-interest income was $7.2 million, an increase of $1.2 million, or 19.5 percent, from $6.0 million for the same period in 2011. The increase in non-interest income was mainly due to the net gain recognized from the sale of SBA loans and investment securities, and partially offset by the net loss recognized from the sale of other loans. Net gain recognized from the sales of SBA loans increased non-interest income by $5.5 million, but was offset by net loss incurred from the sale of other loans of $5.3 million for the three months ended June 30, 2012 compared to the net loss incurred from the sale of other loans of $77,000 for the same period in 2011. Net gain recognized from the sales of investment securities increased non-interest income by $1.4 million, but was partially offset by other–than-temporary impairment loss of $116,000 recognized for the three months ended June 30, 2012 compared to the net loss incurred from the sale of investment securities of $70,000 for the same period in 2011.

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Service Charges on Deposit Accounts	$6,104	$6,419	$(315)	-4.91%
Insurance Commissions	2,530	2,463	67	2.72%
Remittance Fees	941	961	(20)	-2.08%
Trade Finance Fees	584	625	(41)	-6.56%
Other Service Charges and Fees	744	701	43	6.13%
Bank-Owned Life Insurance Income	637	463	174	37.58%
Net Gain on Sales of SBA Loans	5,473	—	5,473	—
Net Loss on Sales of Loans	(7,719)	(415)	(7,304)	1760.00%
Net Gain on Sales of Investment Securities	1,382	(70)	1,452	-2074.29%
Impairment Loss on Investment Securities	(116)	—	(116)	—
Other Operating Income	262	378	(116)	-30.69%

Total Non-Interest Income	$10,822	$11,525	$(703)	-6.10%

For the six months ended June 30, 2012, non-interest income was $10.8 million, a decrease of $703,000, or 6.1 percent, from $11.5 million for the same period in 2011. The decrease in non-interest income was mainly due to the loss incurred from the sale of other loans, partially offset by the net gains recognized from the sale of loans and investment securities. Net loss on sales of other loans decreased non-interest income by $7.7 million, which was offset by the gain recognized from the sale of SBA loans of 5.5 million and from the sale of investment securities of $1.4 million for the six months ended June 30, 2012 compared to the net loss of $415,000 from the sale of other loans and net loss of $70,000 from the sale of investment securities in the same period in 2011.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Salaries and Employee Benefits	$9,449	$8,762	$687	7.84%
Occupancy and Equipment	2,621	2,650	(29)	-1.09%
Deposit Insurance Premiums and Regulatory Assessments	1,498	1,377	121	8.79%
Data Processing	1,298	1,487	(189)	-12.71%
Other Real Estate Owned Expense	69	806	(737)	-91.44%
Professional Fees	1,089	1,138	(49)	-4.31%
Directors and Officers Liability Insurance	295	733	(438)	-59.75%
Supplies and Communications	576	496	80	16.13%
Advertising and Promotion	1,009	908	101	11.12%
Loan-Related Expense	88	184	(96)	-52.17%
Amortization of Other Intangible Assets	45	190	(145)	-76.32%
Expense related to Unconsumated Capital Offerings	—	2,220	(2,220)	-100.00%
Other Operating Expenses	1,726	1,935	(209)	-10.80%

Total Non-Interest Expense	$19,763	$22,886	$(3,123)	-13.65%

For the three months ended for June 30, 2012, non-interest expense was $19.8 million, a decrease of $3.1 million, or 13.7 percent, from $22.9 million for the three months ended June 30, 2011. The decrease was mainly from expense related to unconsummated capital offerings, other real estate owned and directors and officers liability insurance. In the second quarter a year ago, expenses increased by $2.2 million in unconsummated capital offerings, compared to the second quarter in 2012. Also, during the second quarter of 2012, costs associated with foreclosed real estate (“OREO”) and directors and officers liability insurance costs were significantly lower compared to the second quarter of 2011. OREO expense for the three months ended June 30, 2012 decreased by $737,000, or 91.4 percent, to $69,000 from $806,000 for the three months ended June 30, 2011. Directors and officers liability insurance decreased by $438,000, or 59.8 percent, to $295,000 for the three months ended June 30, 2012, from $733,000 for the three months ended June 30, 2011.

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Salaries and Employee Benefits	$18,559	$17,886	$673	3.76%
Occupancy and Equipment	5,216	5,215	1	0.02%
Deposit Insurance Premiums and Regulatory Assessments	2,899	3,447	(548)	-15.90%
Data Processing	2,551	2,886	(335)	-11.61%
Other Real Estate Owned Expense	25	1,635	(1,610)	-98.47%
Professional Fees	1,838	1,927	(89)	-4.62%
Directors and Officers Liability Insurance	592	1,467	(875)	-59.65%
Supplies and Communications	1,134	1,074	60	5.59%
Advertising and Promotion	1,610	1,474	136	9.23%
Loan-Related Expense	288	409	(121)	-29.58%
Amortization of Other Intangible Assets	116	408	(292)	-71.57%
Expense related to Unconsumated Capital Offerings	—	2,220	(2,220)	-100.00%
Other Operating Expenses	3,681	3,899	(218)	-5.59%

Total Non-Interest Expense	$38,509	$43,947	$(5,438)	-12.37%

For the six months ended for June 30, 2012, non-interest expense was $38.5 million, a decrease of $5.4 million, or 12.4 percent, from $43.9 million for the six months ended June 30, 2011. The decrease was mainly from expense related to unconsummated capital offerings, other real estate owned and directors and officers liability insurance. For the six months ended June 30, 2011, expenses increased by $2.2 million in unconsummated capital offerings, compared to the six months ended June 30, 2012. For the six months ended June 30, 2012, costs associated with OREO and directors and officers liability insurance were significantly lower compared to the six months ended June 30, 2011. OREO expense for the six months ended June 30, 2012 decreased by $1.6 million, or 98.5 percent, to $25,000 from $1.6 million for the six months ended June 30, 2011. Directors and officers liability insurance decreased by $875,000, or 59.7 percent, to $592,000 for the six months ended June 30, 2012, from $1.5 million for the six months ended June 30, 2011.

Provision for Income Taxes

We accounted for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enacted date.

We record net tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. To the extent future earnings are recognized, the realization of the deferred tax asset will be recorded as a credit to income tax expense. Until such time as the valuation allowance is reversed, we will generally not record an income tax provision or benefit on the statement of operations. Our deferred tax valuation allowance was $10.1 million and $82.3 million at June 30, 2012 and December 31, 2011, respectively. During the quarter, we reversed a valuation allowance of $53.1 million on its deferred taxes assets.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percentage points occurs by one or more five-percent shareholders within a three-year period. We determined that such an ownership change occurred as of November 18, 2011, as a result of a registered rights and best efforts public offering and an underwritten public offering of our common stock. Based on calculations, this ownership change resulted in estimated limitations on the utilization of net operating loss carryforwards and tax credits. We estimate that approximately $5.3 million of our California net operating loss carryforward deferred tax asset will be effectively eliminated and no valuation allowance reversal was recognized for such deferred tax assets. Pursuant to Section 382, a portion of the limited net operating loss carryforwards becomes available for use each year. We estimate that approximately $10.4 million of the restricted net operating loss carryforwards become available for such use.

We recorded a net tax benefit of $47.2 and $47.1 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012, the Bank reversed a $53.1 million of valuation allowance on its deferred tax asset. This reversal is the result of an analysis performed to determine the extent of future earnings considered “more likely than not”. In addition, we have recorded income tax expense of $5.9 million and $6.0 million for the three and six months ended June 30, 2012, respectively, resulting in a net tax benefit of $47.2 million and $47.1 million for the three and six months ended June 30, 2012. Our effective tax rates were (548.7) percent and (294.0) percent for the three months and six months ended June 30, 2012, respectively, as compared to the statutory tax rate of 42%. The difference from the statutory rates in 2012 is mainly due to the release of valuation allowance of deferred tax assets.

FINANCIAL CONDITION

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of June 30, 2012 and December 31, 2011. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of June 30, 2012, the investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations. Investment securities available for sale were 85.73 percent and 86.47 percent of the total investment portfolio as of June 30, 2012 and December 31, 2011, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, securities available for sale were $319.2 million, or 11.21 percent of total assets, compared to $381.9 million, or 13.91 percent of total assets, as of December 31, 2011. For the six months ended June 30, 2012, our securities available for sale decreased by $62.7 million in the form of sales, calls, prepayments and scheduled amortization, which was partially offset by the purchase of $98.3 million to maintain an investment portfolio mix and size consistent with our capital market expectations and asset-liability management strategies.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	June 30, 2012			December 31, 2011
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In Thousands)
Securities Held to Maturity:
Municipal Bonds-Tax Exempt	$9,762	$10,016	$254	$9,815	$9,867	$52
Municipal Bonds-Taxable	38,588	39,712	1,124	38,797	38,392	(405)
Mortgage-Backed Securities (1)	2,785	2,840	55	3,137	3,128	(9)
U.S. Government Agency Securities	1,995	2,005	10	7,993	7,976	(17)

Total Securities Held to Maturity	$53,130	$54,573	$1,443	$59,742	$59,363	$(379)

Securities Available for Sale:
Mortgage-Backed Securities (1)	$112,672	$115,136	$2,464	$110,433	$113,005	$2,572
Collateralized Mortgage Obligations	95,663	96,582	919	161,214	162,837	1,623
U.S. Government Agency Securities	74,094	74,226	132	72,385	72,548	163
Municipal Bonds-Tax Exempt	3,074	3,137	63	3,389	3,482	93
Municipal Bonds-Taxable	5,895	6,330	435	5,901	6,138	237
Corporate Bonds	20,465	19,901	(564)	20,460	19,836	(624)
Other Securities	3,318	3,357	39	3,318	3,335	17
Equity Securities	531	485	(46)	647	681	34

Total Securities Available for Sale	$315,712	$319,154	$3,442	$377,747	$381,862	$4,115

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of investment securities as of June 30, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—	$—	$—
Over One Year Through Five Years	36,579	36,017	1,756	1,808
Over Five Years Through Ten Years	58,110	58,592	21,778	22,382
Over Ten Years	12,157	12,342	26,811	27,543
Mortgage-Backed Securities	112,672	115,136	2,785	2,840
Collateralized Mortgage Obligations	95,663	96,582	—	—
Equity Securities	531	485	—	—

	$315,712	$319,154	$53,130	$54,573

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” which amended current other-than-temporary-impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. For the three months ended June 30, 2012, we recorded $116,000 in OTTI charges in earnings on an available-for-sale securities.

The Company had an equity security with a carrying value of $395,000 at June 30, 2012. During 2012, the issuer’s financial condition had deteriorated and it was determined that the value on the investment is other-than-temporarily impaired. Based on the closing price of the shares at June 30, 2012, we recorded an OTTI charge of $116,000 to write down the value of the investment security to its fair value.

We perform periodic reviews for impairment in accordance with FASB ASC 320. The impairment losses described previously are not included in the table below as the impairment losses were realized. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2012 and December 31, 2011:

	Holding Period
	Less than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities	Gross Unrealized Losses	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
June 30, 2012:
Mortgage-Backed Securities	$110	$20,100	4	$—	$—	—	$110	$20,100	4
Collateralized Mortgage Obligation	22	9,470	4	127	2,643	3	149	12,113	7
U.S. Government Agency Securities	76	15,481	5	—	—	—	76	15,481	5
Other Securities	—	—	—	42	958	1	42	958	1
Corporate Bonds	—	—	—	567	18,398	5	567	18,398	5
Equity Securities	46	90	1	—	—	—	46	90	1

	$254	$45,141	14	$736	$21,999	9	$990	$67,140	23

December 31, 2011:
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligation	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Other Securities	1	12	1	40	959	1	41	971	2
Corporate Bonds	41	4,445	2	583	15,391	4	624	19,836	6
Equity Securities	51	85	1	—	—	—	51	85	1

	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2012 and December 31, 2011 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2012. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The unrealized losses on investments in U.S. agencies securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily-impaired.

Of the residential mortgage-backed securities and collateralized mortgage obligations portfolio in an unrealized loss position at June 30, 2012, all of them are issued and guaranteed by governmental sponsored entities. The unrealized losses on residential mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities, and no concerns regarding the underlying credit of the issuers or the underlying collateral. It is expected that these securities will not be settled at a price less than the amortized cost of each investment. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost basis, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on corporate bonds are not considered other-than-temporarily-impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believe this will continue in the future and that the bonds will be repaid in full as scheduled.

FASB ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. Therefore, in the opinion of management, all securities, other than the OTTI write-down related to an equity security, that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2012 and December 31, 2011 are not other-than-temporarily-impaired, and therefore, no other impairment charges as of June 30, 2012 and December 31, 2011 are warranted.

Investment securities available for sale with carrying values of $25.6 million and $45.8 million as of June 30, 2012 and December 31, 2011, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

The following table shows the loan composition by type, excluding loans held for sale, as of the dates indicated.

	June 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percentage
	(In Thousands)
Real Estate Loans:
Commercial Property	$724,129	$663,023	$61,106	9.22%
Construction	7,930	33,976	(26,046)	-76.66%
Residential Property	107,757	52,921	54,836	103.62%

Total Real Estate Loans	839,816	749,920	89,896	11.99%

Commercial and Industrial Loans
Commercial Term Loans	854,499	944,836	(90,337)	-9.56%
Commercial Lines of Credit	53,916	55,770	(1,854)	-3.32%
SBA Loans	129,415	116,192	13,223	11.38%
International Loans	32,639	28,676	3,963	13.82%

Total Commercial and Industrial Loans	1,070,469	1,145,474	(75,005)	-6.55%

Consumer Loans (1)	39,339	43,346	(4,007)	-9.24%

Total Gross Loans	1,949,624	1,938,740	10,884	0.56%
Allowance for Loan Losses	(71,893)	(89,936)	18,043	-20.06%
Deferred Loan Costs	636	216	420	194.44%

Loans Receivable, Net	$1,878,367	$1,849,020	$29,347	1.59%

(1)	Consumer loans include home equity line of credit.

As of June 30, 2012 and December 31, 2011, loans receivable (excluding loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $1.88 billion and $1.85 billion, respectively, representing an increase of $29.3 million, or 1.6 percent. Total gross loans increased by $10.9 million, or 0.6 percent, to $1.95 billion as of June 30, 2012, from $1.94 billion as of December 31, 2011.

During the six months ended June 30, 2012, total new loan production amounted to $259.2 million. In addition, $15.2 million of commercial real estate loans and $67.4 million of one-year adjustable rate single-family residential mortgage loans were purchased during the first six months of 2012 to deploy some of the Bank’s liquidity. For the same period, we experienced decreases in loans totaling $331.0 million, comprised of $177.9 million in principal amortization and payoffs, $27.0 million in charge-offs, $125.1 million that were transferred to loans held for sale and $948,000 that were transferred to OREO. For the six months ended June 30, 2012, the $61.1 million increase in commercial property loans was attributable to $114.4 million in new loan production and advances, and $16.0 million of construction loans and $18.8 million commercial term loans being converted to commercial property loans, partially offset by $47.4 million in principal amortization and payoffs, $32.2 million that were transferred to loans held for sale, $8.1 million in charge-offs, and $360,000 that were transferred to OREO. For the six months ended June 30, 2012, the $90.3 million decrease in commercial term loans was attributable to $159.0 million in principal amortization and payoffs, $17.6 million in charge-offs, $30.7 million that were transferred to loans held for sale, and $18.8 million of commercial term loans being converted to commercial property loans, partially offset by new loan production and advances of $135.6 million.

Real estate loans, composed of commercial property, construction loans and residential property, increased by $89.9 million, or 12.0 percent, to $839.8 million as of June 30, 2012 from $749.9 million as of December 31, 2011, representing 43.1 percent and 38.7 percent, respectively, of total gross loans. Commercial and industrial loans, composed of owner-occupied commercial property, trade finance, SBA and commercial lines of credit, decreased $75.0 million, or 6.6 percent, to $1.1 billion as of June 30, 2012 from $1.15 billion as of December 31, 2011, representing 54.9 percent and 59.1 percent, respectively, of total gross loans. Consumer loans decreased $4.0 million, or 9.2 percent, to $39.3 million as of June 30, 2012 from $43.3 million as of December 31, 2011.

As of June 30, 2012, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

Industry	Balance as of June 30, 2012	Percentage of Total Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$314,346	16.08%
Accommodation/Hospitality	$275,046	14.07%
Gasoline Stations	$261,083	13.36%

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

Except for non-performing loans set forth below, management is not aware of any loans as of June 30, 2012 and December 31, 2011 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	June 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percentage
	(In Thousands)
Non-Performing Loans:
Non-Accrual Loans:
Real Estate Loans:
Commercial Property
Retail	$1,203	$1,260	$(57)	(4.52)%
Land	2,112	2,362	(250)	(10.58)%
Other	936	1,199	(263)	(21.93)%
Construction	7,930	8,310	(380)	(4.57)%
Residential Property	1,298	2,097	(799)	(38.10)%
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	6,953	7,706	(753)	(9.77)%
Secured by Real Estate	5,826	11,725	(5,899)	(50.31)%
Commercial Lines of Credit	1,585	1,431	154	10.76%
SBA Loans	15,720	15,479	241	1.56%
Consumer Loans	1,580	809	771	95.30%

Total Non-Accrual Loans	45,143	52,378	(7,235)	(13.81)%
Loans 90 Days or More Past Due and Still Accruing (as to Principal of Interest):	—	—	—	0.00%

Total Non-Performing Loans (1)(2)	45,143	52,378	(7,235)	(13.81)%
Other Real Estate Owned	1,071	180	891	495.00%

Total Non-Performing Assets	$46,214	$52,558	$(6,344)	(12.07)%

Non-Performing Loans as a Percentage of Total Gross
Loans	2.32%	2.70%
Non-Performing Assets as a Percentage of Total Assets	1.62%	1.91%
Trouble Debt Restructured Performing Loans	$17,206	$28,375

(1)	Includes troubled debt restructured non-performing loans of $18.6 million and $23.2 million as of June 30, 2012 and December 31, 2011, respectively.

Non-accrual loans totaled $45.1 million as of June 30, 2012, compared to $52.4 million as of December 31, 2011, representing a 13.8 percent decrease. Delinquent loans (defined as 30 days or more past due) were $24.3 million as of June 30, 2012, compared to $35.2 million as of December 31, 2011, representing a 31.0 percent decrease. Of the $24.3 million delinquent loans as of June 30, 2012, $19.6 million was included in non-performing loans. The $21.2 million of $35.2 million delinquent loans as of December 31, 2011 was included in non-performing loans. During the six months ended June 30, 2012, loans totaling $34.0 million were placed on nonaccrual status. The additions to nonaccrual loans were offset by $9.4 million in charge-offs, $27.0 million in sales of problem loans, $12.0 million in principal paydowns and payoffs, $3.9 million that were placed back to accrual status, $540,000 that were transferred to OREO, and $3.5 million classified to loans held for sale.

The ratio of non-performing loans to total gross loans also decreased to 2.32 percent at June 30, 2012 from 2.70 percent at December 31, 2011. During the same period, our allowance for loan losses decreased by $18.0 million, or 20.1 percent, to $71.9 million from $89.9 million. Of the $45.1 million non-performing loans, approximately $39.0 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $4.1 million as of June 30, 2012. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

At June 30, 2012, our non-performing loans included two large credit relationships, which accounted for more than 20 percent of our total non-performing loans, and several small credit relationships.

A participated construction loan secured by land was classified as non-performing with a carrying amount of $7.9 million as of June 30, 2012. In February 2007, the loan was purchased from the leading bank, which financed the construction of a real estate project in Monterey Park, California. The project was completed in late 2010, and the loan matured in November 2011. Due to the slow-down of the economy, the sale of the completed project has been delayed. The loan became impaired in December 2011. As of June 30, 2012, the Bank downgraded this loan to substandard, as the leading bank is formulating a work out plan for this loan, without a specific allowance based on the current appraisal value of the collateral.

A commercial property loan secured by real estate was classified as non-performing with a carrying value of $2.1 million as of June 30, 2012. The loan was originated in 2006 to finance the purchase of a land and construction of commercial property in San Jose, California. Due to the slow-down of the economy, the planned construction was delayed, while the value of the collateral has deteriorated. As of June 30, 2012, the Bank downgraded the loan to substandard, without a specific allowance based on the current appraisal value of the collateral.

As of June 30, 2012, $29.9 million, or 66.2 percent, of the $45.1 million of non-performing loans were secured by real estate, compared to $35.3 million, or 67.4 percent, of the $52.4 million of non-performing loans as of December 31, 2011. In light of declining property values in the current challenging economic condition affecting the real estate markets, the Bank obtained current appraisals for most non-performing loan collaterals, but factored in adequate market discounts on some non-performing loan collaterals to compensate for their non-current appraisals.

As of December 31, 2011, there was one real estate owned property, located in Colorado, with a net carrying value of $180,000. During the six months ended June 30, 2012, two properties, located in California, were transferred from loans receivable to other real estate owned at fair value less selling costs of $1.1 million. As of June 30, 2012, other real estate owned consisted of three properties with a combined carrying value of $1.1 million. The carrying value as of June 30, 2012 is net of a valuation adjustment of $57,000 that was recorded on the three properties during the six months ended June 30, 2012.

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
	(In Thousands)
June 30, 2012:
Real Estate Loans:
Commercial Property
Retail	$2,538	$2,584	$2,406	$132	$122
Land	2,112	2,235	2,112	—	—
Other	874	936	874	—	—
Construction	7,930	8,108	7,930	—	—
Residential Property	3,166	3,206	1,299	1,867	315
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	13,442	14,279	457	12,985	5,153
Secured by Real Estate	18,927	19,930	16,235	2,692	573
Commercial Lines of Credit	1,777	1,929	882	895	475
SBA Loans	7,941	12,231	6,073	1,868	1,023
Consumer Loans	1,401	1,433	1,401	—	—

Total	$60,108	$66,871	$39,669	$20,439	$7,661

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126
Land	3,178	3,210	—	3,178	360
Other	14,773	14,823	1,131	13,642	3,004
Construction	14,120	14,120	14,120	—	—
Residential Property	5,368	5,408	3,208	2,160	128
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	16,035	16,559	244	15,791	10,793
Secured by Real Estate	53,159	54,156	14,990	38,169	7,062
Commercial Lines of Credit	1,431	1,554	715	716	716
SBA Loans	11,619	12,971	9,445	2,174	1,167
International Loans	—	—	—	—	—
Consumer Loans	746	788	511	235	26

Total	$121,689	$124,849	$45,464	$76,225	$23,382

The following table provides information on impaired loans for the period indicated:

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized for the Six Months Ended
	(In Thousands)
June 30, 2012:
Real Estate Loans:
Commercial Property
Retail	$2,546	$19	$1,945	$48
Land	2,137	45	2,175	91
Other	878	11	1,138	33
Construction	7,983	89	8,090	178
Residential Property	3,177	48	3,259	84
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	13,474	192	14,257	430
Secured by Real Estate	19,021	525	22,756	958
Commercial Lines of Credit	1,788	22	1,835	30
SBA Loans	8,336	286	8,150	483
Consumer Loans	1,402	2	903	10

Total	$60,742	$1,239	$64,508	$2,345

June 30, 2011:
Real Estate Loans:
Commercial Property
Retail	$17,260	$26	$17,633	$51
Land	27,561	—	29,023	—
Other	21,849	60	21,864	121
Construction	12,535	—	12,578	—
Residential Property	2,371	—	2,386	—
Commercial and Industrial Loans:
Commercial Term Loans
Unsecured	15,365	53	15,571	105
Secured by Real Estate	84,898	456	85,504	821
Commercial Lines of Credit	3,076	2	3,090	4
SBA Loans	18,900	31	19,107	57
International Loans	3,243	—	2,255	—
Consumer Loans	889	1	893	1

Total	$207,947	$629	$209,904	$1,160

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired	$1,505	$2,001	$2,933	$4,475
Loans Performed in Accordance With Their Original Terms
Less: Interest Income Recognized on Impaired Loans	(1,239)	(629)	(2,345)	(1,160)

Interest Foregone on Impaired Loans	$266	$1,372	$588	$3,315

For the six months ended June 30, 2012, we restructured monthly payments for 40 loans, with a net carrying value of $7.7 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less. As of June 30, 2012, troubled debt restructurings on accrual status totaled $17.2 million, all of which were temporary interest rate and payment reductions and extensions of maturity, and a $3.0 million reserve relating to these loans is included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2012, troubled debt restructuring on non-accrual status totaled $18.6 million, and a $3.3 million reserve relating to these loans is included in the allowance for loan losses.

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

Risk factor calculations were previously based on 12-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent six quarters. In the second quarter of 2011, the historic loss window was reduced to eight quarters with 1.5 to 1 weighting given to the most recent four quarters. The enhanced window places greater emphasis on losses taken by the Bank within the past year, as recent loss history is more relevant to the Bank’s risks given the rapid changes to asset quality within the current economic conditions.

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

The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	June 30, 2012		December 31, 2011
	Allowance	Loans	Allowance	Loans
	Amount	Receivable	Amount	Receivable
	(In Thousands)
Allowance for Loan Losses Applicable To
Real Estate Loans:
Commercial Property	$19,748	$724,129	$17,129	$663,023
Construction	—	7,930	1,403	33,976
Residential Property	1,658	107,757	1,105	52,921

Total Real Estate Loans	21,406	839,816	19,637	749,920

Commercial and Industrial Loans	46,810	1,070,469	66,005	1,145,474
Consumer Loans	1,757	39,339	2,243	43,346
Unallocated	1,920	—	2,051	—

Total	$71,893	$1,949,624	$89,936	$1,938,740

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended			As of and for the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$81,052	$89,936	$125,780	$89,936	$146,059
Actual Charge-Offs	(14,716)	(12,321)	(20,652)	(27,037)	(45,833)
Recoveries on Loans Previously Charged Off	1,324	1,037	4,151	2,361	7,777

Net Loan Charge-Offs	(13,392)	(11,284)	(16,501)	(24,676)	(38,056)
Provision Charged to Operating Expense	4,233	2,400	(250)	6,633	1,026

Balance at End of Period	$71,893	$81,052	$109,029	$71,893	$109,029

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,581	$2,981	$2,141	$2,981	$3,417
Provision Charged to (Reversal of Charged to) Operating Expense	(233)	(400)	250	(633)	(1,026)

Balance at End of Period	$2,348	$2,581	$2,391	$2,348	$2,391

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	2.67%	2.27%	3.10%	2.47%	3.51%
Net Loan Charge-Offs to Total Gross Loans (1)	2.75%	2.28%	3.13%	2.53%	3.63%
Allowance for Loan Losses to Average Total Gross Loans	3.59%	4.08%	5.10%	3.60%	4.99%
Allowance for Loan Losses to Total Gross Loans	3.69%	4.10%	5.16%	3.69%	5.16%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	74.51%	55.69%	60.70%	68.65%	70.39%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	316.37%	470.17%	—	372.02%	—
Allowance for Loan Losses to Non-Performing Loans	159.26%	161.41%	65.25%	159.26%	65.25%
Balances:
Average Total Gross Loans Outstanding During Period	$2,003,475	$1,985,071	$2,137,144	$1,994,273	$2,185,587
Total Gross Loans Outstanding at End of Period	$1,949,624	$1,977,879	$2,112,709	$1,949,624	$2,112,709
Non-Performing Loans at End of Period	$45,143	$50,214	$167,102	$45,143	$167,102

(1)	Net loan charge-offs are annualized to calculate the ratios.

The allowance for loan losses decreased by $18.0 million, or 20.1 percent, to $71.9 million as of June 30, 2012, as compared to $89.9 million as of December 31, 2011. The allowance for loan losses as a percentage of total gross loans decreased to 3.69 percent as of June 30, 2012 from 4.64 percent as of December 31, 2011. The provision for loan losses increased by $5.6 million to $6.6 million for the six months ended June 30, 2012 from $1.0 million for the six months ended June 30, 2011. The $6.6 million provision for loan losses were offset by the $633,000 reversal in provision for off-balance items, resulting in $6.0 million total provision for credit losses for the six months ended June 30, 2012. The $1.0 million provision for loan losses were offset by the $1.0 million reversal in provision for off-balance items, resulting in zero provision for credit losses for the six months ended June 30, 2011.

The decrease in the allowance for loan losses as of June 30, 2012 was due primarily to decreases in historical loss rates, and classified assets. Due to these factors, general reserves decreased $2.8 million, or 6.7 percent, to $39.0 million as of June 30, 2012 as compared to $41.8 million at December 31, 2011. In addition, total qualitative reserves increased $600,000, or 2.7 percent, to $23.2 million as of June 30, 2012 as compared to $22.6 million as of December 31, 2011.

Total impaired loans, excluding loans held for sale, decreased $61.6 million, or 50.6 percent, to $60.1 million as of June 30, 2012 as compared to $121.7 million at December 31, 2011. Accordingly, specific reserve allocations associated with impaired loans decreased by $15.7 million, or 67.1 percent, to $7.7 million as of June 30, 2012 as compared to $23.4 million as of December 31, 2011.

The following table presents a summary of net charge-offs by the loan portfolio.

	As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Charge-offs:
Real Estate Loans	$5,243	$5,591	$8,085	$12,644
Commercial Term Loans	8,761	9,591	17,614	23,939
SBA Loans	631	577	892	3,730
Commercial Lines of Credit	1	4,453	2	4,904
International Loans	—	120	—	120
Consumer Loans	80	320	444	496

Total Charge-offs	14,716	20,652	27,037	45,833
Recoveries:
Real Estate Loans	517	2,223	517	2,744
Commercial Term Loans	629	1,666	1,557	4,594
SBA Loans	148	122	220	232
Commercial Lines of Credit	11	4	22	56
International Loans	1	123	3	129
Consumer Loans	18	13	42	22

Total Recoveries	1,324	4,151	2,361	7,777

Net Charge-offs	$13,392	$16,501	$24,676	$38,056

For the three months ended June 30, 2012, total charge-offs were $14.7 million, a decrease of $6.0 million, or 29.0 percent, from $20.7 million for the three months ended June 30, 2011. The decreases in the second quarter of 2012 from the second quarter of 2011 were mainly due to decreases in charge-offs of commercial lines of credit by $4.5 million and commercial term loans by $830,000.

The Bank recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $2.3 million and $3.0 million as of June 30, 2012 and December 31, 2011, respectively. The decrease was primarily due to lower reserve factors based on historical loss rates. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of June 30, 2012 and December 31, 2011.

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	June 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percentage
	(In Thousands)
Demand – Noninterest-Bearing	$679,085	$634,466	$44,619	7.03%
Interest-Bearing:
Savings	113,707	104,664	9,043	8.64%
Money Market Checking and NOW Accounts	557,711	449,854	107,857	23.98%
Time Deposits of $100,000 or More	684,053	822,165	(138,112)	-16.80%
Other Time Deposits	350,551	333,761	16,790	5.03%

Total Deposits	$2,385,107	$2,344,910	$40,197	1.71%

Total deposits increased $40.2 million, or 1.7 percent, to $2.39 billion as of June 30, 2012 from $2.34 billion as of December 31, 2011. The increases in total deposits were the direct results of strategic plans aiming to increase core deposits while reducing the reliance on volatile wholesale funds and rate-sensitive time deposits. During the six months ended June 30, 2012, $499.9 million of high-cost promotional time deposits and $44.4 million of deposits raised from rate listing services matured. Total time deposit decreased by $121.3 million, or 10.5 percent, to $1.03 billion as of June 30, 2012 from $1.16 billion as of December 31, 2011. Core deposits (defined as demand, savings, money market checking, NOW accounts and other time deposits) increased by $178.3 million, or 11.7 percent, to $1.70 billion as of June 30, 2012 from $1.52 billion as of December 31, 2011. At June 30, 2012, noninterest-bearing demand deposits represented 28.5 percent of total deposits compared to 27.1 percent at December 31, 2011. We had no brokered deposits as of June 30, 2012 and December 31, 2011. As of June 30, 2012, time deposits of more than $250,000 were $253.9 million.

Federal Home Loan Bank Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At June 30, 2012, advances from the FHLB were $3.1 million, a decrease of $181,000 from $3.3 million at December 31, 2011, with a remaining maturity of more than two years at 5.27 percent.

Junior Subordinated Debentures

During the second half of 2004, we issued two junior subordinated notes bearing interest at the three-month London InterBank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million at June 30, 2012 and December 31, 2011. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $11.4 million and $9.8 million at June 30, 2012 and December 31, 2011, respectively.

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

The following table shows the status of our gap position as of June 30, 2012:

	Less Than Three Months	More Than Three Months But Less Then One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In Thousands)
ASSETS
Cash and Due from Banks	$—	$—	$—	$—	$73,645	$73.645
Interest-Bearing Deposits in Other Banks	197,515	245	—	—	—	197,760
Fed Funds Sold	33,000	—	—	—	—	33,000
Restricted Cash	—	—	—	—	3,819	3,819
Term Fed Funds Sold	55,000	55,000	—	—	—	110,000
Investment Securities:
Fixed Rate	25,105	64,353	136,652	71,876	12,858	310,844
Floating Rate	27,222	21,028	9,790	3,236	164	61,440
Loans:
Fixed Rate	64,289	168,105	357,298	13,848	—	603,540
Floating Rate	1,233,108	56,951	21,740	97	—	1,311,896
Non-Accrual	—	—	—	—	47,787	47,787
Deferred Loan Fees, Discount, and Allowance for Loan Losses	—	—	—	—	(77,668)	(77,668)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	30,948	—	30,948
Other Assets	—	26,551	—	5,327	107,783	139,661

TOTAL ASSETS	$1,635,239	$392,233	$525,480	$125,332	$168,368	$2,846,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand – Noninterest-Bearing	$—	$—	$—	$—	679,085	$679,085
Savings	11,475	19,551	59,151	23,530	—	113,707
Money Market Checking and NOW Accounts	69,223	176,940	207,372	104,176	—	557,711
Time Deposits:
Fixed Rate	227,592	591,540	215,412	2	—	1,034,546
Floating Rate	58	—	—	—	—	58
Federal Home Loan Bank Advances	95	290	2,737	—	—	3,122
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	27,561	27,561
Stockholders’ Equity	—	—	—	—	348,456	348,456

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,849	$788,321	$484,672	$127,708	$1,055,102	$2,846,652

Repricing Gap	$1,244,390	$(396,088)	$40,808	$(2,376)	$(886,734)	$—
Cumulative Repricing Gap	$1,244,390	$848,302	$889,110	$886,734	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	43.71%	29.80%	31.23%	31.15%	0.00%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	46.82%	31.91%	33.45%	33.36%	0.00%

(1)	Includes non-accrual loans in loans held for sale.

The repricing gap analysis measures the static timing of repricing risk of assets and liabilities (i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same period). Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Core deposits that have no maturity dates (demand deposits, savings, money market checking, NOW accounts and other time deposits) are assigned to categories based on expected decay rates.

As of June 30, 2012, the cumulative repricing gap for the three-month period was at an asset-sensitive position and 46.82 percent of interest-earning assets, which increased from 36.85 percent as of December 31, 2011. The increase was mainly due to a $229.4 million decrease in fixed rate time deposits, a $98.4 million increase in cash and due from other banks, and a $55.0 million increase in term federal funds sold, partially offset by an $82.0 million decrease in interest-bearing deposit in other banks. The cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 31.91 percent of interest-earning assets, which increased from 22.26 percent as of December 31, 2011. The increase was mainly due to a $230.7 million decrease in fixed rate time deposits, a $96.7 million increase in cash and due from other banks, a $110.0 million increase in term federal funds sold, and a $23.9 million increase in floating rate loans, partially offset by a $102.0 million decrease in interest-bearing deposits in other banks, a $44.3 million decrease in fixed rate investment securities, and a $49.4 million increase in money market checking and NOW accounts.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
	(In Thousands)
Cumulative Repricing Gap	$1,244,390	$960,898	$848,302	$580,284
Percentage of Total Assets	43.71%	35.01%	29.80%	21.14%
Percentage of Interest-Earning Assets	46.82%	36.85%	31.91%	22.26%

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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
(In Thousands)
200%	11.93%	5.74%	$12,010	$22,097
100%	5.05%	2.92%	$5,082	$11,239
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

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

As of June 30, 2012, the Bank was “well capitalized” according to the regulatory guidelines. However, the MOU requires the Bank to maintain a ratio of tangible stockholders’ equity to total tangible assets of not less than 9.5 percent.

Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan submitted to the FRB.

On November 18, 2011, we completed an underwritten public offering of our common stock by which we raised $77.1 million in net proceeds. As a result, we satisfied the requirement that the ratio of tangible stockholders’ equity to total tangible assets be not less than 9.5 percent, as of June 30, 2012. Based on submissions to and consultations with the DFI and the FRB, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Written Agreement and the MOU.

Liquidity – Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2012. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the term of the Written Agreement without the prior written consent on FRB, beginning with the interest payment that was due on January 15, 2009. Accrued interest payable on junior subordinated debentures amounted to $11.4 million and $9.8 million at June 30, 2012 and December 31, 2011, respectively. Upon the termination of the Written Agreement, management intends to pay interest in arrears on our junior subordinated debentures to bring them current. As of June 30, 2012, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $30.8 million, down from $31.7 million as of December 31, 2011.

Liquidity – Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2012, the Bank had no brokered deposits, and had FHLB advances of $3.1 million compared to $3.3 million as of December 31, 2011.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of June 30, 2012, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $348.9 million and $345.8 million, respectively. The Bank’s FHLB borrowings as of June 30, 2012 totaled $3.1 million, representing 0.11 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $135.3 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $238.9 million, and had no borrowings as of June 30, 2012. Additionally, the Bank is currently in the primary credit of the Borrower in Custody Program of the Fed Discount Window. The primary credit is available to depository institutions in sound overall condition to meet short-term (typically overnight), backup funding needs. Normally, prime credit will be granted on a “no-questions-asked,” minimal administered basis generally with no restriction. Furthermore, in October 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

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

The Bank has Contingency Funding Plans ("CFPs") designed to ensure that liquidity sources are sufficient to meet its ongoing obligations and commitments, particularly in the event of a liquidity contraction. The CFPs are designed to examine and quantify its liquidity under various "stress" scenarios. Furthermore, the CFPs provide a framework for management and other critical personnel to follow in the event of a liquidity contraction or in anticipation of such an event. The CFPs address authority for activation and decision making, liquidity options and the responsibilities of key departments in the event of a liquidity contraction.

The Bank believes that it has adequate liquidity resources to fund its obligations with its interest-bearing deposits, unpledged marketable securities, and secured credit lines with the FHLB and Fed Discount Window.

OFF-BALANCE SHEET ARRANGEMENTS

For a discussion of off-balance sheet arrangements, see “Note 10 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business — Off-Balance Sheet Commitments” in our 2011 Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations described in our 2011 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASU No. 2011-08, “Testing Goodwill for Impairment (Topic 350)” – FASB ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The amendments in FASB ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of FASB ASU 2011-08 did not have a significant impact on our financial condition or result of operations.

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

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2012, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this Report. During our most recent fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

HANMI FINANCIAL CORPORATION

Date: August 8, 2012	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

By:	/s/ Lonny D. Robinson
Lonny D. Robinson
Executive Vice President and Chief Financial Officer