Form 10-Q
period 2012-09-30
HANMI FINANCIAL CORP
filed 2012-11-02
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 26, 2012, there were 31,491,141 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and Due From Banks	$72,053	$80,582
Interest-Bearing Deposits in Other Banks	217,375	101,101
Federal Funds Sold	13,000	20,000

Cash and Cash Equivalents	302,428	201,683
Restricted Cash	4,393	1,818
Term Federal Funds Sold	55,000	115,000
Securities Available for Sale, at Fair Value (Amortized Cost of $402,978 as of September 30, 2012 and $377,747 as of December 31, 2011)	410,210	381,862
Securities Held to Maturity, at Amortized Cost (Fair Value of $59,363 as of December 31, 2011)	—	59,742
Loans Held for Sale, at the Lower of Cost or Fair Value	10,736	22,587
Loans Receivable, Net of Allowance for Loan Losses of $66,107 as of September 30, 2012 and $89,936 as of December 31, 2011	1,892,813	1,849,020
Accrued Interest Receivable	7,467	7,829
Premises and Equipment, Net	15,412	16,603
Other Real Estate Owned, Net	364	180
Customers’ Liability on Acceptances	2,157	1,715
Servicing Assets	5,148	3,720
Other Intangible Assets, Net	1,376	1,533
Investment in Federal Home Loan Bank Stock, at Cost	19,621	22,854
Investment in Federal Reserve Bank Stock, at Cost	10,261	8,558
Deferred Tax Assets	48,826	—
Current Tax Assets	11,689	9,073
Bank-Owned Life Insurance	28,816	28,289
Prepaid Expenses	2,239	1,598
Other Assets	12,901	11,160

TOTAL ASSETS	$2,841,857	$2,744,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$694,345	$634,466
Interest-Bearing	1,669,040	1,710,444

Total Deposits	2,363,385	2,344,910
Accrued Interest Payable	15,266	16,032
Bank’s Liability on Acceptances	2,157	1,715
Federal Home Loan Bank Advances	3,029	3,303
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	11,627	10,850

TOTAL LIABILITIES	2,477,870	2,459,216
STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 62,500,000 Shares; Issued 32,067,095 Shares
(31,489,201 Shares Outstanding) as of September 30, 2012 and December 31, 2011	257	257
Additional Paid-In Capital	549,814	549,744
Unearned Compensation	(92)	(166)
Accumulated Other Comprehensive Income—Unrealized Gain on Securities
Available for Sale and Loss on Interest-Only Strip, Net of Income Taxes of $1,882 as of September 30, 2012 and $602 as of December 31, 2011	5,364	3,524
Accumulated Deficit	(121,498)	(197,893)
Less Treasury Stock, at Cost; 577,894 Shares as of September 30, 2012 and December 31, 2011	(69,858)	(69,858)

TOTAL STOCKHOLDERS’ EQUITY	363,987	285,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,841,857	$2,744,824

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$26,781	$29,355	$81,564	$89,509
Taxable Interest on Investment Securities	1,992	2,022	6,280	7,789
Tax-Exempt Interest on Investment Securities	98	39	299	116
Interest on Term Federal Funds Sold	191	49	684	94
Interest on Federal Funds Sold	20	5	53	22
Interest on Interest-Bearing Deposits in Other Banks	142	75	269	243
Dividends on Federal Reserve Bank Stock	154	112	430	336
Dividends on Federal Home Loan Bank Stock	24	17	82	58

Total Interest and Dividend Income	29,402	31,674	89,661	98,167

INTEREST EXPENSE:
Interest on Deposits	3,639	5,730	12,511	18,657
Interest on Federal Home Loan Bank Advances	40	46	126	618
Interest on Junior Subordinated Debentures	804	739	2,400	2,148
Interest on Other Borrowings	—	—	—	1

Total Interest Expense	4,483	6,515	15,037	21,424

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	24,919	25,159	74,624	76,743
Provision for Credit Losses	—	8,100	6,000	8,100

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,919	17,059	68,624	68,643

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	2,851	3,225	8,955	9,644
Insurance Commissions	1,092	940	3,622	3,403
Remittance Fees	476	469	1,417	1,430
Trade Finance Fees	274	341	858	966
Other Service Charges and Fees	361	389	1,105	1,090
Bank-Owned Life Insurance Income	235	237	872	700
Gain on Sales of SBA Loans Guaranteed Portion	1,772	1,612	7,245	1,612
Net Loss on Sales of Other Loans	(515)	(3,057)	(8,234)	(3,472)
Net Gain on Sales of Investment Securities	10	1,704	1,392	1,634
Impairment Loss on Investment Securities:
Total Other-Than-Temporary Impairment Loss on Investment Securities	(176)	—	(292)	—
Less: Portion of Loss Recognized in Other Comprehensive Income	—	—	—	—

Net Impairment Loss Recognized in Earnings	(176)	—	(292)	—
Other Operating Income	140	118	402	496

Total Non-Interest Income	6,520	5,978	17,342	17,503

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	9,148	8,146	27,707	26,032
Occupancy and Equipment	2,623	2,605	7,839	7,820
Deposit Insurance Premiums and Regulatory Assessments	283	1,552	3,182	4,999
Data Processing	1,211	1,383	3,762	4,269
Other Real Estate Owned Expense	352	(86)	377	1,549
Professional Fees	1,112	1,147	2,950	3,074
Directors and Officers Liability Insurance	296	737	888	2,204
Supplies and Communications	669	712	1,803	1,786
Advertising and Promotion	1,023	631	2,633	2,105
Loan-Related Expense	164	222	452	631
Amortization of Other Intangible Assets	41	161	157	569
Expense related to Unconsummated Capital Offerings	—	—	—	2,220
Other Operating Expenses	1,882	1,642	5,563	5,541

Total Non-Interest Expense	18,804	18,852	57,313	62,799

INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	12,635	4,185	28,653	23,347
(Benefit) Provision for Income Taxes	(644)	(18)	(47,742)	706

NET INCOME	$13,279	$4,203	$76,395	$22,641

EARNINGS PER SHARE:
Basic	$0.42	$0.22	$2.43	$1.20
Diluted	$0.42	$0.22	$2.42	$1.20
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	31,475,976	18,888,474	31,474,042	18,886,415
Diluted	31,545,111	18,907,299	31,506,767	18,905,843

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$13,279	$4,203	$76,395	$22,641
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Gain on Securities
Unrealized Holding Gain Arising During Period	1,655	2,289	2,248	8,505
Unrealized Holding Gain Arising from the reclassification of held-to-maturity securities to available-for-sale securities	1,968	—	1,968	—
Less: Reclassification Adjustment for Loss (Gain) Included in Net Income	166	(1,704)	(1,100)	(1,634)
Unrealized Gain on Interest Rate Swap	—	1	9	3
Unrealized Gain (Loss) on Interest-Only Strip of Servicing Assets	2	(9)	(4)	(8)
Income Tax Related to Items of Other Comprehensive Income	(1,581)	—	(1,281)	—

Other Comprehensive Income	2,210	577	1,840	6,866

COMPREHENSIVE INCOME	$15,489	$4,780	$78,235	$29,507

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Number of Shares)

	Common Stock – Number of Shares			Stockholders’ Equity
	Gross Shares Issued and Outstanding	Treasury Shares	Net Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2011	19,478,862	(579,063)	18,899,799	$156	$472,335	$(219)	$(2,964)	$(226,040)	$(70,012)	$173,256
Share-Based Compensation Expense	—	—	—	—	335	105	—	—	—	440
Restricted Stock Awards	7,500	—	7,500	—	78	(78)	—	—	—	—
Comprehensive Income:								—
Net Income	—	—	—	—	—	—	—	22,641	—	22,641
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	6,866	—	—	6,866

Total Comprehensive Income										29,507

BALANCE AT SEPTEMBER 30, 2011	19,486,362	(579,063)	18,907,299	$156	$472,748	$(192)	$3,902	$(203,399)	$(70,012)	$203,203

BALANCE AT JANUARY 1, 2012	32,067,095	(577,894)	31,489,201	$257	$549,744	$(166)	$3,524	$(197,893)	$(69,858)	$285,608
Share-Based Compensation Expense				—	95	49	—	—	—	144
Restricted Stock Awards	—	—	—	—	(25)	25	—	—	—	—
Comprehensive Income:								—
Net Income	—	—	—	—	—	—	—	76,395	—	76,395
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	1,840	—	—	1,840

Total Comprehensive Income										78,235

BALANCE AT SEPTEMBER 30, 2012	32,067,095	(577,894)	31,489,201	$257	$549,814	$(92)	$5,364	$(121,498)	$(69,858)	$363,987

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$76,395	$22,641
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	1,606	1,605
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	2,743	2,052
Amortization of Other Intangible Assets	157	569
Amortization of Servicing Assets	720	487
Share-Based Compensation Expense	144	440
Provision for Credit Losses	6,000	8,100
Net Gain on Sales of Investment Securities	(1,392)	(1,634)
Other-Than-Temporary Loss on Investment Securities	292	—
Deferred Tax Benefit	(50,098)	—
Net Gain on Sales of Loans	(1,311)	(1,044)
Loss on Sales of Other Real Estate Owned	92	599
Valuation Impairment on Other Real Estate Owned	301	470
Lower of Cost or Fair Value Adjustment for Loans Held for Sale	2,300	2,903
Gain on Bank-Owned Life Insurance Settlement	(163)	—
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(709)	(701)
Origination of Loans Held for Sale	(86,311)	(28,656)
Proceeds from Sales of SBA Loans Guaranteed Portion	95,856	20,011
Changes in Fair Value of Stock Warrants	177	—
Loss on Sale of Premises and Equipment	5	—
Loss on Investment in Affordable Housing Partnership	660	660
Decrease in Accrued Interest Receivable	362	823
Increase in Servicing Assets	(2,148)	(481)
Increase in Restricted Cash	(2,575)	—
Increase in Prepaid Expenses	(641)	(1,253)
(Increase) Decrease in Other Assets	(2,843)	852
Increase in Current Tax Assets	(2,616)	—
Decrease in Accrued Interest Payable	(766)	(2,476)
Increase (Decrease) in Other Liabilities	1,923	(510)

Net Cash Provided By Operating Activities	38,160	25,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	3,233	3,320
Proceeds from Matured or Called Securities Available for Sale	108,701	171,490
Proceeds from Sales of Securities Available for sale	96,538	152,468
Proceeds from Matured or Called Securities Held to Maturity	6,704	35
Proceeds from Sales of Other Real Estate Owned	1,850	5,598
Proceeds from Sales of Loans Held for Sale	87,979	73,126
Proceeds from Matured Term Federal Funds	215,000	—
Proceeds from Insurance Settlement on Bank-Owned Life Insurance	345	—
Net (Increase) Decrease in Loans Receivable	(56,878)	114,269
Purchase of Federal Reserve Bank Stock	(1,703)	(40)
Purchases of Loans Receivable	(82,885)	—
Purchases of Term Federal Fund	(155,000)	—
Purchases of Securities Available for Sale	(179,080)	(267,432)
Purchases of Securities Held to Maturity	—	(51,844)
Purchases of Premises and Equipment	(420)	(633)

Net Cash Provided By Investing Activities	44,384	200,357

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	18,475	(113,552)
Repayment of Long-Term Federal Home Loan Bank Advances	(274)	(259)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	—	(132,861)

Net Cash Provided By (Used In) Financing Activities	18,201	(246,672)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100,745	(20,858)
Cash and Cash Equivalents at Beginning of Year	201,683	249,720

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$302,428	$228,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$15,803	$23,900
Income Taxes Paid	$4,912	$3
Non-Cash Activities:
Transfer of Loans Receivable to Other Real Estate Owned	$2,558	$3,938
Transfer of Loans Receivable to Loans Held for Sale	$89,792	$66,287
Transfer of Loans Held for Sale to Loans Receivable	$1,779	$—
Loans Provided in the Sale of Loans Held for Sale	$—	$5,750
Loans Provided in the Sale of Other Real Estate Owned	$—	$510
Reclassification of held-to-maturity securities to available-for-sale securities at amortized cost	$52,674	$—

See Accompanying Notes to Consolidated Financial Statements. (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

In the opinion of management, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2012, but are not necessarily indicative of the results that will be reported for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”).

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

NOTE 2 — REGULATORY MATTERS

On November 2, 2009, the members of the Board of Directors of the Bank consented to the issuance of the Final Order (“Final Order”) with the California Department of Financial Institutions (the “DFI”). The Final Order contained a list of requirements ranging from a capital directive to developing a contingency funding plan. Following a target joint examination of the Bank by the DFI and Federal Reserve Bank of San Francisco (the “FRB”), which commenced in February 2012, and based on the improved condition of the Bank noted at the examination, the Bank entered into a Memorandum of Understanding (“MOU”) with the DFI on May 1, 2012. Concurrently with the entry into the MOU, the DFI issued an order terminating the Final Order. On October 29, 2012, the DFI informed the Bank that the Bank’s overall condition has improved and that the MOU has been terminated. Accordingly, the Bank is no longer subject to any of the requirements imposed by the MOU.

On November 2, 2009, Hanmi Financial and the Bank entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement contains a list of strict requirements ranging from a capital directive to developing a contingency funding plan.

While Hanmi Financial has taken such actions as necessary to enable Hanmi Financial and the Bank to comply with the requirements of the Written Agreement, there can be no assurance that compliance with the Written Agreement will not have material and adverse effects on the operations and financial condition of Hanmi Financial and the Bank. Any material failure to comply with the provisions of the Written Agreement could result in further enforcement actions by the FRB, or the placing of the Bank into conservatorship or receivership.

Written Agreement

Pursuant to the Written Agreement, the Board of Directors of the Bank prepared and submitted written plans to the FRB that addressed the following items: (i) strengthening board oversight of the management and operation of the Bank; (ii) strengthening credit risk management practices; (iii) improving credit administration policies and procedures; (iv) improving the Bank’s position with respect to problem assets; (v) maintaining adequate reserves for loan and lease losses; (vi) improving the capital position of the Bank and of Hanmi Financial; (vii) improving the Bank’s earnings through a strategic plan and a budget; and

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 2 — REGULATORY MATTERS (Continued)

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

Based on submissions to and consultations with the FRB, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Written Agreement.

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

The capital ratios of Hanmi Financial and the Bank were as follows as of September 30, 2012 and December 31, 2011:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
September 30, 2012
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$438,822	20.79%	$168,853	8.00%	N/A	N/A
Hanmi Bank	$419,546	19.91%	$168,584	8.00%	$210,730	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$411,921	19.52%	$84,426	4.00%	N/A	N/A
Hanmi Bank	$392,687	18.63%	$84,292	4.00%	$126,438	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$411,921	14.71%	$111,982	4.00%	N/A	N/A
Hanmi Bank	$392,687	14.05%	$111,790	4.00%	$139,738	5.00%
December 31, 2011
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$387,328	18.66%	$166,082	8.00%	N/A	N/A
Hanmi Bank	$364,041	17.57%	$165,795	8.00%	$207,243	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$360,500	17.36%	$83,041	4.00%	N/A	N/A
Hanmi Bank	$337,309	16.28%	$82,897	4.00%	$124,346	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$360,500	13.34%	$108,106	4.00%	N/A	N/A
Hanmi Bank	$337,309	12.50%	$107,924	4.00%	$134,905	5.00%

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 2 — REGULATORY MATTERS (Continued)

Reserve Requirement

The Bank is required to maintain a certain percentage of its deposits as reserves at the FRB. The daily average reserve balance required to be maintained with the FRB was $0 and $1.5 million, and the Bank was in compliance with such requirement as of September 30, 2012 and December 31, 2011, respectively.

Federal Reserve Notices of Proposed Rulemaking

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

NOTE 3 — FAIR VALUE MEASUREMENTS

Fair Value Option and Fair Value Measurements

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820),” provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. FASB ASU 2011-04 became effective for interim and annual reporting periods beginning after December 15, 2011, and early application was not permitted. The changes to U.S. GAAP as result of ASU 2011-04 are as follows: (i) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or liabilities); (ii) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets (ASU 2011-04 extends that prohibition to all fair value measurements); (iii) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks (this exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position); (iv) Aligns the fair value measurement of instruments classified within an entity’s stockholders’ equity with the guidance for liabilities; (v) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. Our adoption of FASB ASU 2011-04 did not have a significant impact on our financial condition or result of operations.

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

FASB ASC 825, “Financial Instruments,” provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 825 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FASB ASC 825 also requires additional disclosures relating to fair value measurement inputs and valuation techniques, as well as disclosures of all debt and equity investment securities by major security types rather than by major security categories that should be based on the nature and risks of the securities during both interim and annual periods. FASB ASC 825 became effective for interim and annual reporting periods ending after June 15, 2009 and did not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FASB ASC 825 requires comparative disclosures only for periods ending after initial adoption. We adopted FASB ASC 825 in the second quarter of 2009. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with FASB ASC 825 “Financial Instruments.” The adoption of FASB ASC 825 resulted in additional disclosures that are presented in “Note 4 – Investment Securities.”

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

Investment Securities Available for Sale – The fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve,

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

prepayment speeds, and default rates. Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, and asset-backed securities. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security we hold as of each reporting date. The broker-dealers use observable market information to value our fixed income securities, with the primary sources being nationally recognized pricing services. The fair value of the municipal securities is based on a proprietary model maintained by the broker-dealers. We review the market prices provided by the broker-dealers for our securities for reasonableness based on our understanding of the marketplace, and we also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available. This necessitates the use of significant unobservable inputs. As of September 30, 2012, we had a zero coupon tax credit municipal bond of $788,000. The zero coupon tax credit municipal bond is recorded at estimated fair value using a discounted cash flow method. We measured the zero coupon tax credit municipal bond on a recurring basis with Level 3 inputs.

SBA Loans Held for Sale – Small Business Administration (“SBA”) loans held for sale are carried at the lower of cost or fair value. As of September 30, 2012 and December 31, 2011, we had $4.8 and $5.1 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2012 and December 31, 2011, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-performing Loans Held for Sale – We reclassify certain non-performing loans as held-for-sale when we make the decision to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of September 30, 2012 and December 31, 2011, we had $4.4 million and $15.0 million of non-performing loans held for sale, respectively. We measure non-performing loans held for sale at fair value on a nonrecurring basis with Level 3 inputs.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the nine months ended September 30, 2012. As of September 30, 2012 and December 31, 2011, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets For Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Balance
	(In Thousands)
September 30, 2012
ASSETS:
Debt Securities Available for Sale:
Mortgage-Backed Securities	$—	$142,168	$—	$142,168
Collateralized Mortgage Obligations	—	101,390	—	101,390
U.S. Government Agency Securities	79,164	—	—	79,164
Municipal Bonds-Tax Exempt	—	11,950	788	12,738
Municipal Bonds-Taxable	—	46,234	—	46,234
Corporate Bonds	—	19,897	—	19,897
Other Securities	—	8,328	—	8,328

Total Debt Securities Available for Sale	79,164	329,967	788	409,919

Equity Securities Available for Sale:
Financial Services Industry	291	—	—	291

Total Equity Securities Available for Sale	291	—	—	291

Total Securities Available for Sale	$79,455	$329,967	$788	$410,210

LIABILITIES:
Stock Warrants	$—	$—	$1,060	$1,060

December 31, 2011:
ASSETS:
Debt Securities Available for Sale:
Mortgage-Backed Securities	$—	$113,005	$—	$113,005
Collateralized Mortgage Obligations	—	162,837	—	162,837
U.S. Government Agency Securities	72,548	—	—	72,548
Municipal Bonds-Tax Exempt	—	3,482	—	3,482
Municipal Bonds-Taxable	—	6,138	—	6,138
Corporate Bonds	—	19,836	—	19,836
Other Securities	—	3,335	—	3,335

Total Debt Securities Available for Sale	72,548	308,633	—	381,181

Equity Securities Available for Sale:
Financial Services Industry	681	—	—	681

Total Equity Securities Available for Sale	681	—	—	681

Total Securities Available for Sale	$73,229	$308,633	$—	$381,862

LIABILITIES:
Stock Warrants	$—	$—	$883	$883

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

	Beginning Balance as of January 1, 2012	Purchase, Issuances, Sales and Settlement	Realized Gains or Losses In Earnings	Unrealized Gains or Losses In Other Comprehensive Income	Ending Balance as of September 30, 2012
	(In Thousands)
ASSETS:
Municipal Bonds-Tax Exempt (1)	$—	$698	$—	$90	$788
LIABILITIES:
Stock Warrants (2)	$883	$—	$177	$—	$1,060

(1)

Reflects a zero coupon tax credit municipal bond that was previously classified as a held-to-maturity security, which was reclassified as an available-for-sale security during the three months ended September 30, 2012. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $698,000 with a remaining life of 2.5 years at September 30, 2012.

(2)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

For the nine months ended September 30, 2012 and 2011, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets For Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During The Three Months Ended September 30, 2012 and 2011	Loss During The Nine Months Ended September 30, 2012 and 2011
	(In Thousands)
September 30, 2012
ASSETS:
Non-Performing Loans Held for Sale (1)	$—	$—	$4,421	$519	$2,300
Impaired Loans (2)	$—	$19,919	$10,594	$2,259	$4,303
Other Real Estate Owned (3)	$—	$—	$364	$244	$301

September 30, 2011
ASSETS:
Non-Performing Loans Held for Sale (4)	$—	$—	$4,246	$—	$2,488
Impaired Loans (5)	$—	$—	$103,410	$16,328	$29,264
Other Real Estate Owned (6)	$—	$—	$248	$—	$194

(1)	Includes commercial term loans of $3.2 million and SBA loans of $1.2 million
(2)	Includes real estate loans of $4.6 million, commercial and industrial loans of $25.3 million, and consumer loans of $574,000
(3)	Includes properties from the foreclosure of a commercial property loan of $103,000 and a SBA loan of $261,000
(4)	Includes commercial term loans of $3.8 million and SBA loans of $434,000
(5)	Includes real estate loans of $35.6 million, commercial and industrial loans of $66.9 million, and consumer loans of $875,000
(6)	Includes a property from the foreclosure of a SBA loan

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

The estimated fair values of financial instruments were as follows:

	September 30, 2012		December 31, 2011
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$302,428	$302,428	$201,683	$201,683
Restricted Cash	4,393	4,393	1,818	1,818
Term Federal Funds	55,000	55,015	115,000	115,173
Investment Securities Available for Sale	410,210	410,210	381,862	381,862
Investment Securities Held to Maturity	—	—	59,742	59,363
Loans Receivable, Net of Allowance for Loan Losses	1,892,813	1,833,112	1,849,020	1,802,511
Loans Held for Sale	10,736	10,736	22,587	22,587
Accrued Interest Receivable	7,467	7,467	7,829	7,829
Investment in Federal Home Loan Bank Stock	19,621	19,621	22,854	22,854
Investment in Federal Reserve Bank	10,261	10,261	8,558	8,558
Financial Liabilities:
Noninterest-Bearing Deposits	694,345	694,345	634,466	634,466
Interest-Bearing Deposits	1,669,040	1,675,056	1,710,444	1,710,878
Borrowings	85,435	85,517	85,709	83,853
Accrued Interest Payable	15,266	15,266	16,032	16,032
Off-Balance Sheet Items:
Commitments to Extend Credit	205,833	175	158,748	194
Standby Letters of Credit	10,544	26	12,742	26

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

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

Investment Securities – The fair value of investment securities, consisting of investment securities available for sale, is generally obtained from market bids for similar, identical securities or obtained from independent securities brokers or dealers, or other model-based valuation techniques described above (Level 1, 2 and 3).

Loans Receivable, Net of Allowance for Loan Losses – The fair value for loans receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses relating to performing and nonperforming loans results in a fair valuation of such loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).

Loans Held for Sale – Loans held for sale are carried at the lower of aggregate cost or fair market value, as determined based upon quotes, bids or sales contract prices or may be assessed based upon the fair value of the collateral which is obtained from recent real estate appraisals (Level 2 input). Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustment is typically significant and result in Level 3 classification of the inputs for determining fair value.

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

Borrowings – Borrowings consist of FHLB advances, junior subordinated debentures and other borrowings. Discounted cash flows based on current market rates for borrowings with similar remaining maturities are used to estimate the fair value of borrowings (Level 3).

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES

The following is a summary of investment securities held to maturity:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
December 31, 2011
Municipal Bonds-Tax Exempt	$9,815	$98	$46	$9,867
Municipal Bonds-Taxable	38,797	117	522	38,392
Mortgage-Backed Securities (1)	3,137	2	11	3,128
U.S. Government Agency Securities	7,993	2	19	7,976

Total Securities Held to Maturity	$59,742	$219	$598	$59,363

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

The following is a summary of investment securities available for sale:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
September 30, 2012
Mortgage-Backed Securities (1)	$138,173	$3,996	$1	$142,168
Collateralized Mortgage Obligations (1)	100,125	1,296	31	101,390
U.S. Government Agency Securities	79,027	185	48	79,164
Municipal Bonds-Tax Exempt	12,232	506	—	12,738
Municipal Bonds-Taxable	44,336	2,025	127	46,234
Corporate Bonds	20,467	62	632	19,897
Other Securities	8,264	99	35	8,328
Equity Securities	354	—	63	291

Total Securities Available for Sale	$402,978	$8,169	$937	$410,210

December 31, 2011
Mortgage-Backed Securities (1)	$110,433	$2,573	$1	$113,005
Collateralized Mortgage Obligations (1)	161,214	1,883	260	162,837
U.S. Government Agency Securities	72,385	168	5	72,548
Municipal Bonds-Tax Exempt	3,389	93	—	3,482
Municipal Bonds-Taxable	5,901	237	—	6,138
Corporate Bonds	20,460	—	624	19,836
Other Securities	3,318	58	41	3,335
Equity Securities	647	85	51	681

Total Securities Available for Sale	$377,747	$5,097	$982	$381,862

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

The amortized cost and estimated fair value of investment securities at September 30, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—
Over One Year Through Five Years	33,266	32,891
Over Five Years Through Ten Years	94,078	95,429
Over Ten Years	36,982	38,041
Mortgage-Backed Securities	138,173	142,168
Collateralized Mortgage Obligations	100,125	101,390
Equity Securities	354	291

Total	$402,978	$410,210

During the three months ended September 30, 2012, all held-to-maturity securities were reclassified to available-for-sale securities. The reclassified securities carried a fair value of $52.6 million and an amortized cost of $50.6 million at September 30, 2012. As more than 95% of the reclassified securities were municipal bonds, the Company decided to reclassify all held-to-maturity securities to available-for-sale securities to be more proactive under the current municipal market with a rising risk of default.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” which amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. For the three and nine months ended September 30, 2012, we recorded $176,000 and $292,000, respectively, in OTTI charges in earnings on an available-for-sale security.

The Company had an equity security with a carrying value of $218,000 at September 30, 2012. During 2012, the issuer’s financial condition had deteriorated and it was determined that the value on the investment is other-than-temporarily impaired. Based on the closing price of the shares at September 30, 2012, we recorded an OTTI charge of $176,000 to write down the value of the investment security to its fair value. For the nine months ended September 30, 2012, the total OTTI charge on this equity security was $292,000.

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2012 and December 31, 2011:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
September 30, 2012
Mortgage-Backed Securities	$1	$5,988	1	$—	$—	—	$1	$5,988	1
Collateralized Mortgage Obligations	31	9,890	4	—	—	—	31	9,890	4
U.S. Government Agency Securities	48	19,448	6	—	—	—	48	19,448	6
Municipal Bonds-Taxable	108	2,544	2	19	1,962	3	127	4,506	5
Corporate Bonds	—	—	—	632	10,350	3	632	10,350	3
Other Securities	—	—	—	35	965	1	35	965	1
Equity Securities	63	73	1	—	—	—	63	73	1

Total	$251	$37,943	14	$686	$13,277	7	$937	$51,220	21

December 31, 2011
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligations	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Corporate Bonds	41	4,445	2	583	15,391	4	624	19,836	6
Other Securities	1	12	1	40	959	1	41	971	2
Equity Securities	51	85	1	—	—	—	51	85	1

Total	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

The impairment losses described previously are not included in the table above. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2012 and December 31, 2011 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2012. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities, other than the OTTI write-down related to an equity security, that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2012 and December 31, 2011 are not other-than-temporarily impaired, and therefore, no other impairment charges as of September 30, 2012 and December 31, 2011 are warranted.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 4 — INVESTMENT SECURITIES (Continued)

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$10	$1,704	$1,442	$2,673
Gross Realized Losses on Sales of Investment Securities	—	—	(50)	(1,039)

Net Realized Gains on Sales of Investment Securities	$10	$1,704	$1,392	$1,634

Proceeds from Sales of Investment Securities	$8,000	$38,691	$96,538	$152,468
Tax Expense on Sales of Investment Securities	$4	$716	$585	$687

For the three months ended September 30, 2012, $3.8 million of net unrealized gains arose during the period and was included in comprehensive income, and there was a $10,000 gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized gains of $4,000 in comprehensive income. Among the $3.8 million increase in net unrealized gains, a $2.0 million increase was driven from the net unrealized gains on newly reclassified available-for-sale securities from held-to-maturity securities. For the three months ended September 30, 2011, $584,000 of net unrealized gains arose during the period and was included in comprehensive income, and there was a $1.7 million gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized gains of $1.6 million in comprehensive income.

For the nine months ended September 30, 2012, $3.1 million of net unrealized gains arose during the period and were included in comprehensive income, and there was a $1.4 million gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized gains of $1.7 million in comprehensive income. Among the $3.1 million increase in net unrealized gains, a $2.0 million increase was driven from the net unrealized gains on newly reclassified available-for-sale securities from held-to-maturity securities. For the nine months ended September 30, 2011, $6.9 million of net unrealized gains arose during the period and was included in comprehensive income, and there was a $1.6 million gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized losses of $249,000 million in comprehensive income.

Investment securities available for sale with carrying values of $19.4 million and $45.8 million as of September 30, 2012 and December 31, 2011, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	September 30, 2012	December 31, 2011
	(In Thousands)
Real Estate Loans:
Commercial Property	$728,419	$663,023
Construction	7,868	33,976
Residential Property	103,774	52,921

Total Real Estate Loans	840,061	749,920
Commercial and Industrial Loans:
Commercial Term (1)	861,906	944,836
Commercial Lines of Credit (2)	54,266	55,770
SBA Loans (3)	134,264	116,192
International Loans	29,378	28,676

Total Commercial and Industrial Loans	1,079,814	1,145,474
Consumer Loans	38,415	43,346

Total Gross Loans	1,958,290	1,938,740
Allowance for Loans Losses	(66,107)	(89,936)
Deferred Loan Fees	630	216

Loan Receivables, Net	$1,892,813	$1,849,020

(1)	Includes owner-occupied property loans of $743.1 million and $776.3 million as of September 30, 2012 and December 31, 2011, respectively.
(2)	Includes owner-occupied property loans of $1.3 million and $936,000 as of September 30, 2012 and December 31, 2011, respectively.
(3)	Includes owner-occupied property loans of $115.3 million and $93.6 million as of September 30, 2012 and December 31, 2011, respectively.

Accrued interest on loans receivable amounted to $5.5 million and $5.7 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, loans receivable totaling $517.0 million and $797.1 million, respectively, were pledged to secure advances from the FHLB and the Federal Reserve Discount Window.

The following table details the information on the purchases, sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the three months ended September 30, 2012 and 2011:

	Real Estate	Commercial and Industrial	Consumer	Total
	(In Thousands)
September 30, 2012
Balance at Beginning of Period	$1,289	$3,849	$—	$5,138
Origination of Loans Held For Sale	—	25,722	—	25,722
Reclassification from Loan Receivables to Loans Held for Sale	8,917	16,404	—	25,321
Sales of Loans Held for Sale	(8,828)	(36,050)	—	(44,878)
Principal Payoffs and Amortization	(21)	(27)	—	(48)
Valuation Adjustments	—	(519)	—	(519)

Balance at End of Period	$1,357	$9,379	$—	$10,736

September 30, 2011
Balance at Beginning of Period	$974	$43,131	$—	$44,105
Origination of Loans Held For Sale	—	13,560	—	13,560
Reclassification from Loan Receivables to Loans Held for Sale	14,236	17,117	—	31,353
Sales of Loans Held for Sale	(5,506)	(46,238)	—	(51,744)
Principal Payoffs and Amortization	(7)	(65)	—	(72)
Valuation Adjustments	—	—	—	—

Balance at End of Period	$9,697	$27,505	$—	$37,202

For the three months ended September 30, 2012, loans receivable of $25.3 million were reclassified as loans held for sale, and loans held for sale of $44.9 million were sold. For the three months ended September 30, 2011, loans receivable of $31.4 million were reclassified as loans held for sale, and loans held for sale of $51.7 million were sold. There were no purchases of loans receivable for the three months ended September 30, 2012 and 2011.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table details the information on the purchases, sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the nine months ended September 30, 2012 and 2011:

	Real Estate	Commercial and Industrial	Consumer	Total
	(In Thousands)
September 30, 2012
Balance at Beginning of Period	$11,068	$11,519	$—	$22,587
Origination of Loans Held For Sale	—	86,311	—	86,311
Reclassification from Loan Receivables to Loans Held for Sale	41,141	48,651	—	89,792
Reclassification from Loans Held for Sale to Other Real Estate Owned	(360)	—	—	(360)
Reclassification from Loans Held for Sale to Loan Receivables	(1,647)	(132)	—	(1,779)
Sales of Loans Held for Sale	(47,531)	(135,505)	—	(183,036)
Principal Payoffs and Amortization	(190)	(289)	—	(479)
Valuation Adjustments	(1,124)	(1,176)	—	(2,300)

Balance at End of Period	$1,357	$9,379	$—	$10,736

September 30, 2011
Balance at Beginning of Period	$3,666	$32,954	$—	$36,620
Origination of Loans Held For Sale	—	28,656	—	28,656
Reclassification from Loan Receivables to Loans Held for Sale	33,514	38,523	—	72,037
Sales of Loans Held for Sale	(27,329)	(68,682)	—	(96,011)
Principal Payoffs and Amortization	(21)	(1,177)	—	(1,198)
Valuation Adjustments	(133)	(2,769)	—	(2,902)

Balance at End of Period	$9,697	$27,505	$—	$37,202

For the nine months ended September 30, 2012, loans receivable of $89.8 million were reclassified as loans held for sale, and loans held for sale of $183.0 million were sold. For the nine months ended September 30, 2012, $15.2 million of commercial real estate loans and $67.4 million of residential mortgage loans were purchased. For the nine months ended September 30, 2011, loans receivable of $72.0 million were reclassified as loans held for sale, and loans held for sale of $96.0 million were sold. There were no purchases of loans receivable for the nine months ended September 30, 2011.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended			As of and for the Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In Thousands)
Allowance for Loan Losses:
Beginning Balance	$71,893	$81,052	$109,029	$89,936	$146,059
Actual Charge-Offs	(7,223)	(14,716)	(16,551)	(34,260)	(62,384)
Recoveries on Loans Previously Charged Off	1,320	1,324	1,045	3,681	8,822

Net Loan Charge-Offs	(5,903)	(13,392)	(15,506)	(30,579)	(53,562)

Provision Charged to Operating Expense	117	4,233	7,269	6,750	8,295

Ending Balance	$66,107	$71,893	$100,792	$66,107	$100,792

Allowance for Off-Balance Sheet Items:
Beginning Balance	$2,348	$2,581	$2,391	$2,981	$3,417
Provision Charged to (Reversal of Charged to) Operating Expense	(117)	(233)	831	(750)	(195)

Ending Balance	$2,231	$2,348	$3,222	$2,231	$3,222

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table details the information on the allowance for credit losses by portfolio segment for the three months ended September 30, 2012 and 2011:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
September 30, 2012
Allowance for Loan Losses:
Beginning Balance	$21,406	$46,810	$1,757	$1,920	$71,893
Charge-Offs	1,321	5,571	331	—	7,223
Recoveries on Loans Previously Charged Off	58	1,251	11	—	1,320
Provision	1,080	174	783	(1,920)	117

Ending Balance	$21,223	$42,664	$2,220	$—	$66,107

Ending Balance: Individually Evaluated for Impairment	$768	$5,148	$398	$—	$6,314

Ending Balance: Collectively Evaluated for Impairment	$20,455	$37,516	$1,822	$—	$59,793

Loans Receivables:
Ending Balance	$840,061	$1,079,814	$38,415	$—	$1,958,290

Ending Balance: Individually Evaluated for Impairment	$16,315	$41,084	$1,238	$—	$58,637

Ending Balance: Collectively Evaluated for Impairment	$823,746	$1,038,730	$37,177	$—	$1,899,653

September 30, 2011
Allowance for Loan Losses:
Beginning Balance	$24,115	$82,845	$1,587	$482	$109,029
Charge-Offs	2,142	14,023	386	—	16,551
Recoveries on Loans Previously Charged Off	—	1,014	31	—	1,045
Provision	(165)	4,961	992	1,481	7,269

Ending Balance	$21,808	$74,797	$2,224	$1,963	$100,792

Ending Balance: Individually Evaluated for Impairment	$3,630	$25,915	$285	$—	$29,830

Ending Balance: Collectively Evaluated for Impairment	$18,178	$48,882	$1,939	$1,963	$70,962

Loans Receivables:

Ending Balance	$754,472	$1,192,740	$44,819	$—	$1,992,031

Ending Balance: Individually Evaluated for Impairment	$47,172	$95,959	$1,158	$—	$144,289

Ending Balance: Collectively Evaluated for Impairment	$707,300	$1,096,781	$43,661	$—	$1,847,742

The following table details the information on the allowance for credit losses by portfolio segment for the nine months ended September 30, 2012 and 2011:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
September 30, 2012
Allowance for Loan Losses:
Beginning Balance	$19,637	$66,005	$2,243	$2,051	$89,936
Charge-Offs	9,406	24,079	775	—	34,260
Recoveries on Loans Previously Charged Off	575	3,053	53	—	3,681
Provision	10,419	(2,317)	699	(2,051)	6,750

Ending Balance	$21,223	$42,664	$2,220	$—	$66,107

Ending Balance: Individually Evaluated for Impairment	$768	$5,148	$398	$—	$6,314

Ending Balance: Collectively Evaluated for Impairment	$20,455	$37,516	$1,822	$—	$59,793

Loans Receivables:
Ending Balance	$840,061	$1,079,814	$38,415	$—	$1,958,290

Ending Balance: Individually Evaluated for Impairment	$16,315	$41,084	$1,238	$—	$58,637

Ending Balance: Collectively Evaluated for Impairment	$823,746	$1,038,730	$37,177	$—	$1,899,653

September 30, 2011
Allowance for Loan Losses:
Beginning Balance	$32,766	$108,986	$2,079	$2,228	$146,059

Charge-Offs	14,786	46,715	883	—	62,384
Recoveries on Loans Previously Charged Off	2,744	6,025	53	—	8,822
Provision	1,084	6,501	975	(265)	8,295

Ending Balance	$21,808	$74,797	$2,224	$1,963	$100,792

Ending Balance: Individually Evaluated for Impairment	$3,630	$25,915	$285	$—	$29,830

Ending Balance: Collectively Evaluated for Impairment	$18,178	$48,882	$1,939	$1,963	$70,962

Loans Receivables:
Ending Balance	$754,472	$1,192,740	$44,819	$—	$1,992,031

Ending Balance: Individually Evaluated for Impairment	$47,172	$95,959	$1,158	$—	$144,289

Ending Balance: Collectively Evaluated for Impairment	$707,300	$1,096,781	$43,661	$—	$1,847,742

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

	Pass (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In Thousands)
September 30, 2012
Real Estate Loans:
Commercial Property
Retail	$362,174	$3,073	$5,121	$370,368
Land	4,703	—	12,259	16,962
Other	318,598	20,988	1,503	341,089
Construction	—	—	7,868	7,868
Residential Property	99,815	—	3,959	103,774
Commercial and Industrial Loans:
Commercial Term
Unsecured	89,958	1,729	26,453	118,140
Secured By Real Estate	683,550	5,618	54,598	743,766
Commercial Lines of Credit	51,397	876	1,993	54,266
SBA Loans	121,260	1,442	11,562	134,264
International Loans	29,378	—	—	29,378
Consumer Loans	35,312	207	2,896	38,415

Total	$1,796,145	$33,933	$128,212	$1,958,290

December 31, 2011
Real Estate Loans:
Commercial Property
Retail	$292,914	$8,858	$10,685	$312,457
Land	4,351	—	3,418	7,769
Other	297,734	8,428	36,635	342,797
Construction	—	14,080	19,896	33,976
Residential Property	48,592	—	4,329	52,921
Commercial and Industrial Loans:				—
Commercial Term				—
Unsecured	100,804	8,680	41,796	151,280
Secured By Real Estate	634,822	36,290	122,444	793,556
Commercial Lines of Credit	44,985	7,676	3,109	55,770
SBA Loans	96,983	1,496	17,713	116,192
International Loans	26,566	—	2,110	28,676
Consumer Loans	40,454	676	2,216	43,346

Total	$1,588,205	$86,184	$264,351	$1,938,740

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following is an aging analysis of past due loans, disaggregated by class of loan, as of September 30, 2012 and December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In Thousands)
September 30, 2012
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$—	$370,368	$370,368	$—
Land	—	—	—	—	16,962	16,962	—
Other	—	—	—	—	341,089	341,089	—
Construction	—	—	7,868	7,868	—	7,868	—
Residential Property	512	241	319	1,072	102,702	103,774	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	1,125	731	613	2,469	115,671	118,140	—
Secured By Real Estate	—	—	1,921	1,921	741,845	743,766	—
Commercial Lines of Credit	—	—	416	416	53,850	54,266	—
SBA Loans	2,267	592	3,212	6,071	128,193	134,264	—
International Loans	—	—	—	—	29,378	29,378	—
Consumer Loans	271	15	136	422	37,993	38,415	—

Total	$4,175	$1,579	$14,485	$20,239	$1,938,051	$1,958,290	$—

December 31, 2011
Real Estate Loans:
Commercial Property
Retail	$485	$—	$—	$485	$311,972	$312,457	$—
Land	—	—	—	—	7,769	7,769	—
Other	—	—	—	—	342,797	342,797	—
Construction	—	—	8,310	8,310	25,666	33,976	—
Residential Property	277	1,613	2,221	4,111	48,810	52,921	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	438	611	1,833	2,882	148,398	151,280	—
Secured By Real Estate	3,162	6,496	1,202	10,860	782,696	793,556	—
Commercial Lines of Credit	—	—	416	416	55,354	55,770	—
SBA Loans	260	472	7,108	7,840	108,352	116,192	—
International Loans	—	—	—	—	28,676	28,676	—
Consumer Loans	126	7	154	287	43,059	43,346	—

Total	$4,748	$9,199	$21,244	$35,191	$1,903,549	$1,938,740	$—

Impaired Loans

Loans are considered impaired when non-accrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructuring (“TDR”) loans to offer terms not typically granted by the Bank; or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table provides information on impaired loans, disaggregated by class of loans, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With Allowance Recorded	Related Allowance
	(In Thousands)
September 30, 2012
Real Estate Loans:
Commercial Property
Retail	$2,606	$2,680	$2,606	$—	$—
Land	2,037	2,204	2,037	—	—
Other	532	532	—	532	37
Construction	7,868	8,075	7,868	—	—
Residential Property	3,272	3,323	576	2,696	731
Commercial and Industrial Loans:
Commercial Term
Unsecured	13,595	14,535	451	13,144	3,825
Secured By Real Estate	19,841	20,967	16,733	3,108	655
Commercial Lines of Credit	1,547	1,713	863	684	3
SBA Loans	6,101	10,113	4,515	1,586	665
Consumer Loans	1,238	1,283	266	972	398

Total	$58,637	$65,425	$35,915	$22,722	$6,314

December 31, 2011
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126
Land	3,178	3,210	—	3,178	360
Other	14,773	14,823	1,131	13,642	3,004
Construction	14,120	14,120	14,120	—	—
Residential Property	5,368	5,408	3,208	2,160	128
Commercial and Industrial Loans:
Commercial Term
Unsecured	16,035	16,559	244	15,791	10,793
Secured By Real Estate	53,159	54,156	14,990	38,169	7,062
Commercial Lines of Credit	1,431	1,554	715	716	716
SBA Loans	11,619	12,971	9,445	2,174	1,167
Consumer Loans	746	788	511	235	26

Total	$121,689	$124,849	$45,464	$76,225	$23,382

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table provides information on impaired loans, disaggregated by class of loans, as of the dates indicated:

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized for the Nine Months Ended
	(In Thousands)
September 30, 2012
Real Estate Loans:
Commercial Property
Retail	$2,597	$47	$2,162	$95
Land	2,054	45	2,134	136
Other	534	5	937	38
Construction	7,868	29	8,016	207
Residential Property	3,279	34	3,265	118
Commercial and Industrial Loans:				—
Commercial Term				—
Unsecured	13,723	214	14,079	644
Secured By Real Estate	19,990	342	21,834	1,300
Commercial Lines of Credit	1,555	16	1,742	46
SBA Loans	6,168	330	7,489	813
Consumer Loans	1,257	49	1,021	59

Total	$59,025	$1,111	$62,679	$3,456

September 30, 2011
Real Estate Loans:
Commercial Property
Retail	$8,754	$27	$9,733	$78
Land	16,376	12	22,192	12
Other	21,768	282	21,879	372
Construction	11,057	272	11,201	317
Residential Property	2,364	8	2,386	8
Commercial and Industrial Loans:
Commercial Term
Unsecured	18,972	82	19,554	148
Secured By Real Estate	66,108	813	64,667	1,809
Commercial Lines of Credit	2,398	2	2,631	5
SBA Loans	19,333	23	20,256	63
Consumer Loans	1,181	1	1,286	3

Total	$168,311	$1,522	$175,785	$2,815

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans Performed in Accordance With Their Original Terms	$1,382	$3,063	$4,315	$7,143
Less: Interest Income Recognized on Impaired Loans	(1,111)	(1,522)	(3,456)	(2,815)

Interest Foregone on Impaired Loans	$271	$1,541	$859	$4,328

There were no commitments to lend additional funds to borrowers whose loans are included above.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

Non-Accrual Loans

Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest payments become current and full repayment is expected.

The following table details non-accrual loans, disaggregated by class of loan, for the periods indicated:

	September 30,	December 31,
	2012	2011
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	$1,102	$1,260
Land	2,037	2,362
Other	—	1,199
Construction	7,868	8,310
Residential Property	1,411	2,097
Commercial and Industrial Loans:
Commercial Term
Unsecured	8,106	7,706
Secured By Real Estate	8,418	11,725
Commercial Lines of Credit	1,359	1,431
SBA Loans	13,048	15,479
Consumer Loans	1,343	809

Total Non-Accrual Loans	$44,692	$52,378

The following table details non-performing assets as of the dates indicated:

	September 30, 2012	December 31, 2011
	(In Thousands)
Non-Accrual Loans	$44,692	$52,378
Loans 90 Days or More Past Due and Still Accruing	—	—

Total Non-Performing Loans	44,692	52,378
Other Real Estate Owned	364	180

Total Non-Performing Assets	$45,056	$52,558

Loans on non-accrual status, excluding loans held for sale, totaled $44.7 million as of September 30, 2012, compared to $52.4 million as of December 31, 2011, representing a 14.7 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $20.2 million as of September 30, 2012, compared to $35.2 million as of December 31, 2011, representing a 42.6 percent decrease.

As of September 30, 2012, other real estate owned consisted of two properties with a combined carrying value of $364,000 with a valuation adjustment of $257,000. For the nine months ended September 30, 2012, five properties were transferred from loans receivable to other real estate owned at fair value less selling cost of $2.6 million and recorded a valuation adjustment of $301,000. As of December 31, 2011, there was one real estate owned property, located in Colorado, with a net carrying value of $180,000.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

During the nine months ended September 30, 2012, we restructured monthly payments on 50 loans, with a net carrying value of $12.9 million as of September 30, 2012, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructuring, disaggregated by type of concession and by type of loans as of September 30, 2012 and December 31, 2011:

	Non-Accrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal or Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal or Interest	Extension of Maturity	Total
	(In Thousands)
September 30, 2012
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,102	$1,102	$—	$—	$—	$177	$177
Other	—	—	—	—	—	532	—	—	—	532
Residential Property	835	—	121	—	956	1,289	572	—	—	1,861
Commercial and Industrial Loans:
Commercial Term
Unsecured	—	615	5,802	869	7,286	1,010	—	1,127	2,388	4,525
Secured By Real Estate	2,374	1,385	338	1,413	5,510	2,111	—	324	6,495	8,930
Commercial Lines of Credit	684	—	—	258	942	—	—	188	—	188
SBA Loans	2,905	1,365	934	—	5,204	490	33	229	—	752

Total	$6,798	$3,365	$7,195	$3,642	$21,000	$5,432	$605	$1,868	$9,060	$16,965

December 31, 2011
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,260	$1,260	$—	$—	$—	$—	$—
Other	900	—	—	—	900	1,480	—	—	—	1,480
Residential Property	—	—	138	—	138	2,167	572	—	—	2,739
Commercial and Industrial Loans:
Commercial Term
Unsecured	765	669	4,650	484	6,568	185	—	7,069	1,584	8,838
Secured By Real Estate	1,202	1,523	2,403	3,243	8,371	2,005	—	8,628	2,699	13,332
Commercial Lines of Credit	715	—	—	198	913	—		—	—	—
SBA Loans	2,758	1,524	794	—	5,076	1,354	468	—	—	1,986

Total	$6,340	$3,716	$7,985	$5,185	$23,226	$7,191	$1,040	$15,697	$4,283	$28,375

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table details troubled debt restructurings, disaggregated by class of loans, for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30, 2012			September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In Thousands, Except Number of Loans)
Real Estate Loans:
Commercial Property
Retail (1)	1	$131	$177	—	$—	$—
Other (2)	1	538	532	3	3,782	3,782
Residential Property (3)	—	—	—	1	458	449
Commercial and Industrial Loans:
Commercial Term
Unsecured (4)	5	777	759	29	8,279	8,131
Secured By Real Estate (5)	3	4,525	4,475	7	6,706	6,115
Commercial Lines of Credit (6)	—	—	—	1	123	120
SBA Loans (7)	3	78	89	17	2,684	2,615

Total	13	$6,049	$6,032	58	$22,032	$21,212

(1)	Includes a modification of $177,000 through extension of maturity
(2)

Includes a modification of $532,000 through payment deferral for the three months ended September 30, 2012 and a modification of $3.8 million through payment deferral for the three months ended September 30, 2011

(3)	Includes a modification of $449,000 through payment deferral
(4)

Includes modifications of $750,000 through extension of maturity and $9,000 through payment deferral for the three months ended September 30, 2012 and modifications of $6.3 million through reduction of principal or accrued interest, $1.2 million through payment deferral and $700,000 through extension of maturity for the three months ended September 30, 2011

(5)

Includes modifications of $3.1 million through payment deferral and $1.4 million through extension of maturity for the three months ended September 30, 2012, and modifications of $1.2 million through reduction of principal or accrued interest and $4.9 million through payment deferral for the three months ended September 30, 2011

(6)	Includes a modification of $120,000 through extension of maturity
(7)

Includes modifications of $48,000 through payment deferral and $41,000 through reduction of principal or accrued interest for the three months ended September 30, 2012, and modifications of $2.3 million through payment deferral and $273,000 through reduction of principal or accrued interest

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table details troubled debt restructurings, disaggregated by class of loans, for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In Thousands, Except Number of Loans)
Real Estate Loans:
Commercial Property
Retail (1)	1	$184	$177	2	$2,982	$2,895
Other (2)	1	547	532	5	5,606	5,588
Residential Property (3)	—	—	—	2	1,325	1,315
Commercial and Industrial Loans:
Commercial Term
Unsecured (4)	31	5,362	4,940	45	14,126	13,556
Secured By Real Estate (5)	5	5,584	5,307	17	21,342	20,033
Commercial Lines of Credit (6)	1	202	188	1	123	120
SBA Loans (7)	11	1,060	1,000	24	7,693	7,149

Total	50	$12,939	$12,144	96	$53,197	$50,656

(1)

Includes a modification of $177,000 through extension of maturity for the nine months ended September 30, 2012 and a modification of $2.9 million through payment deferral for the nine months ended September 30, 2011

(2)

Includes a modification of $532,000 through payment deferral for the nine months ended September 30, 2012, and includes a modification of $5.6 million through payment deferral for the nine months ended September 30, 2011

(3)	Includes a modification of $1.3 million through payment deferral
(4)

Includes modifications of $2.2 million through extension of maturity, $1.9 million through reduction of principal or accrued interest, $884,000 through payment deferral for the nine months ended September 30, 2012, and modifications of $11.3 million through reduction of principal or accrued interest, $1.2 million through payment deferral, and $1.1 million through extension of maturity for the nine months ended September 30, 2011

(5)

Includes modifications of $3.1 million through payment deferral, $1.9 million through extension of maturity and $338,000 through reduction of principal or accrued interest for the nine months ended September 30, 2012, and modifications of $9.3 million through reduction of principal or accrued interest, $7.4 million through payment deferrals, and $3.3 million in extension of maturity for the nine months ended September 30, 2011

(6)

Includes a modification of $188,000 through reduction of principal or accrued interest for the nine months ended September 30, 2012, and a modification of $120,000 through extension of maturity for the nine months ended September 30, 2011

(7)

Includes modifications of $551,000 through payment deferral and $449,000 through reduction of principal or accrued interest for the nine months ended September 30, 2012, and modifications of $6.2 million through payment deferral and $919,000 through reduction of principal or accrued interest for the nine months ended September 30, 2011

As of September 30, 2012 and December 31, 2011, total TDR loans receivable, excluding loans held for sale, was $38.0 million and $51.6 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDR loans are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At September 30, 2012, TDR loans, excluding loans held for sale, were subjected to specific impairment analysis and a $4.8 million reserve relating to these loans was included in the allowance for loan losses. At December 31, 2011, TDR loans, excluding loans held for sale, were subjected to specific impairment analysis and the related allowance for loan losses was $14.2 million.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 5 — LOANS (Continued)

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by class of loans, during the three months and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	—	$—	—	$—	—	$—	1	$1,425
Other	—	—	—	—	—	—	2	1,805
Residential Property	—	—	1	449	—	—	1	449
Commercial and Industrial Loans:
Commercial Term
Unsecured	3	171	8	3,344	6	431	18	6,055
Secured By Real Estate	—	—	3	3,137	—	—	9	10,684
Commercial Lines of Credit	—	—	—	—	1	258	—	—
SBA Loans	6	272	11	1,575	6	272	17	6,013

Totals	9	$443	23	$8,505	13	$961	48	$26,431

Servicing Assets

The changes in servicing assets were as follows for the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
	(In Thousands)
Balance at Beginning of Period	$3,720	$2,890
Additions	2,148	481
Amortization	720	(487)

Balance at End of Period	$5,148	$2,884

At September 30, 2012 and 2011, we serviced loans sold to unaffiliated parties in the amounts of $277.7 million and $187.9 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

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

We record net tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. To the extent future earnings are recognized, the realization of the deferred tax asset will be recorded as a credit to income tax expense. Until such time as the valuation allowance is reversed, we will generally not record an income tax provision or benefit on the statement of operations. Our deferred tax valuation allowance was $5.4 million and $82.3 million at September 30, 2012 and December 31, 2011, respectively. For the three and nine months ended September 30, 2012, we reversed a valuation allowance of $4.9 million and $57.9 million, respectively, on its deferred taxes assets.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 7 — SHARE-BASED COMPENSATION

Share-Based Compensation Expense

For the three months ended September 30, 2012 and 2011, share-based compensation expense was $42,000 and $59,000, respectively, and the related tax benefits were $18,000 and $25,000, respectively. For the nine months ended September 30, 2012 and 2011, share-based compensation expense was $144,000 and $440,000, respectively, and the related tax benefits were $61,000 and $185,000, respectively.

Unrecognized Share-Based Compensation Expense

As of September 30, 2012, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In Thousands)
Stock Option Awards	$84	2.3 years
Restricted Stock Awards	92	1.8 years

Total Unrecognized Share-Based Compensation Expense	$176	2.1 years

The table below provides stock option information for the three months ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	129,900	$79.86	5.1 years	$14	(1)
Options Expired	(1,075)	$129.01	2.7 years	—

Options Outstanding at End of Period	128,825	$79.45	4.9 years	$120	(2)
Options Exercisable at End of Period	105,325	$94.92	4.3 years	$57	(2)

(1)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $10.48 as of June 30, 2012, over the exercise price, multiplied by the number of options.

(2)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $12.81 as of September 30, 2012, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	143,325	$81.27	5.5 years	$—	(1)
Options Expired	(14,500)	$97.49	4.2 years	$—

Options Outstanding at End of Period	128,825	$79.45	4.3 years	$120	(2)
Options Exercisable at End of Period	105,325	$94.92	4.3 years	$57	(2)

(1)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $7.40 as of December 31, 2011, over the exercise price, multiplied by the number of options.

(2)

Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $12.81 as of September 30, 2012, over the exercise price, multiplied by the number of options.

There were no options exercised during the three and nine months ended September 30, 2012.

Restricted Stock Awards

The table below provides information for restricted stock awards for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock at Beginning of Period	13,225	$12.10	19,725	$11.87
Restricted Stock Vested	—	$—	(6,500)	$10.75

Restricted Stock at End of Period	13,225	$12.10	13,225	$12.10

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

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

Upon re-measuring the fair value of the stock warrants at September 30, 2012, compared to $883,000 at December 31, 2011, the fair value increased by $177,000, which we have included in other operating expenses for the nine months ended September 30, 2012. We used a weighted average expected stock volatility of 48.37 percent and a remaining contractual life of 3.0 years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 0.44 percent used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 9 — EARNINGS PER SHARE (Continued)

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2012			2011
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended September 30,
Basic EPS	$13,279	31,475,976	$0.42	$4,203	18,888,474	$0.22
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	69,135	—	—	18,825	—

Diluted EPS	$13,279	31,545,111	$0.42	$4,203	18,907,299	$0.22

Nine Months Ended September 30,
Basic EPS	$76,395	31,474,042	$2.43	$22,641	18,886,415	$1.20
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	32,725	(0.01)	—	19,428	—

Diluted EPS	$76,395	31,506,767	$2.42	$22,641	18,905,843	$1.20

For the three months ended September 30, 2012 and 2011, there were 80,825 and 390,150 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2012 and 2011, there were 122,525 and 390,150 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30, 2012	December 31, 2011
	(In Thousands)
Commitments to Extend Credit	$205,833	$158,748
Standby Letters of Credit	10,544	12,742
Commercial Letters of Credit	5,442	9,298
Unused Credit Card Lines	13,588	15,937

Total Undisbursed Loan Commitments	$235,408	$196,725

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

NOTE 12 — LIQUIDITY

Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2012. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of the Written Agreement without the prior written consent on FRB, beginning with the interest payment that was due on January 15, 2009. Accrued interest payable on junior subordinated debentures amounted to $12.2 million and $9.8 million at September 30, 2012 and December 31, 2011, respectively. Upon the termination of the Written Agreement, management intends to pay interest in arrears on our junior subordinated debentures to bring them current. As of September 30, 2012, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $30.2 million, down from $31.7 million as of December 31, 2011.

Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2012, the Bank had no brokered deposits, and had FHLB advances of $3.0 million compared to $3.3 million as of December 31, 2011.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of September 30, 2012, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $317.5 million and $314.5 million, respectively. The Bank’s FHLB borrowings as of September 30, 2012 totaled $3.0 million, representing 0.11 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $56.1 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $90.8 million, and had no borrowings as of September 30, 2012. Additionally, the Bank is currently in the primary credit of the Borrower in Custody Program of the Fed Discount Window. The primary credit is available to depository institutions in sound overall condition to meet short-term (typically overnight), backup funding needs. Normally, prime credit will be granted on a “no-questions-asked,” minimal administered basis generally with no restriction. Furthermore, in October 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

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

NOTE 13 — SUBSEQUENT EVENTS

On October 29, 2012, the DFI informed the Bank that the Bank’s overall condition has improved and that the Memorandum of Understanding entered into between the Bank and the DFI on May 1, 2012 (the “MOU”) has been terminated. Accordingly, the Bank is no longer subjected to any of the requirements imposed by the MOU.

On October 31, 2012, Lonny D. Robinson tendered his resignation as Executive Vice President and Chief Financial Officer of Hanmi Financial and the Bank, effective November 13, 2012. Mr. Robinson’s resignation does not stem from any disagreement with Hanmi Financial or the Bank. Concurrently with Mr. Robinson’s resignation, the Board of Directors of Hanmi Financial has appointed Mark Yoon as interim Chief Financial Officer, effective November 13, 2012. Mr. Yoon currently serves as Hanmi Financial’s Senior Vice President and Chief Strategy Officer and will continue in those roles while he serves as interim Chief Financial Officer.

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events disclosed above, there have been no subsequent events that occurred during such period would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2012. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (this “Report”).

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

For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk Management” and “Capital Resources and Liquidity” in our 2011 Annual Report on Form 10-K, including our Quarterly Reports on Form 10-Q, as well as other factors we identify from time to time in our periodic reports filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date, on which such statements were made, except as required by law.

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

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for the periods indicated.

	As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$1,958,819	$2,077,934	$1,982,369	$2,149,101
Average Investment Securities	$386,513	$394,379	$409,544	$454,560
Average Interest-Earning Assets	$2,694,571	$2,660,776	$2,671,300	$2,785,115
Average Total Assets	$2,829,778	$2,700,629	$2,765,308	$2,813,865
Average Deposits	$2,361,534	$2,383,639	$2,335,771	$2,423,194
Average Borrowings	$85,482	$87,386	$85,884	$171,212
Average Interest-Bearing Liabilities	$1,766,709	$1,859,847	$1,754,943	$2,005,110
Average Stockholders’ Equity	$352,980	$200,971	$313,816	$189,658
PER SHARE DATA:
Earnings Per Share — Basic	$0.42	$0.22	$2.43	$1.20
Earnings Per Share — Diluted	$0.42	$0.22	$2.42	$1.19
Common Shares Outstanding	31,489,201	18,907,299	31,489,201	18,907,299
Book Value Per Share (2)	$11.56	$10.75	$11.56	$10.75
PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	1.87%	0.62%	3.69%	1.08%
Return on Average Stockholders’ Equity (3) (5)	14.97%	8.30%	32.52%	15.96%
Efficiency Ratio (6)	59.81%	60.55%	62.32%	66.63%
Net Interest Spread (7)	3.34%	3.34%	3.35%	3.29%
Net Interest Margin (8)	3.69%	3.75%	3.74%	3.69%
Average Stockholders’ Equity to Average Total Assets	12.47%	7.44%	11.35%	6.74%
SELECTED CAPITAL RATIOS: (9)
Total Risk-Based Capital Ratio:
Hanmi Financial	20.79%	14.58%
Hanmi Bank	19.91%	14.72%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	19.52%	12.63%
Hanmi Bank	18.63%	13.42%
Tier 1 Leverage Ratio:
Hanmi Financial	14.71%	9.80%
Hanmi Bank	14.05%	10.41%
ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (10)	2.28%	3.92%	2.28%	3.92%
Non-Performing Assets to Total Assets (11)	1.59%	2.91%	1.59%	2.91%
Net Loan Charge-Offs to Average Gross Loans (12)	1.21%	2.98%	2.06%	3.32%
Allowance for Loan Losses to Total Gross Loans	3.38%	5.06%	3.38%	5.06%
Allowance for Loan Losses to Total Non-Performing Loans	147.92%	129.24%	147.92%	129.24%

(1)	Loans are net of deferred fees and related direct costs
(2)	Total stockholders’ equity divided by common shares outstanding
(3)	Calculation based on annualized net income
(4)	Net income divided by average total assets
(5)	Net income divided by average stockholders’ equity
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
(9)

The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average total assets)

(10)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest
(11)	Non-performing assets consist of non-performing loans (see footnote (10) above) and other real estate owned
(12)	Calculation based on annualized net loan charge-offs

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

HANMI FINANCIAL CORPORATION

	As of September 30,
	2012	2011
	(In Thousands)
Total Assets	$2,841,857	$2,686,570
Less Other Intangible Assets	(1,376)	(1,664)

Tangible Assets	$2,840,481	$2,684,906

Total Stockholders’ Equity	$363,987	$203,203
Less Other Intangible Assets	(1,376)	(1,664)

Tangible Stockholders’ Equity	$362,611	$201,539

Total Stockholders’ Equity to Total Assets Ratio	12.81%	7.56%
Tangible Common Equity to Tangible Assets Ratio	12.77%	7.51%
Common Shares Outstanding	31,489,201	18,907,299
Tangible Common Equity Per Common Share	$11.52	$10.66

HANMI BANK

	As of September 30,
	2012	2011
	(In Thousands)
Total Assets	$2,836,931	$2,681,517
Less Other Intangible Assets	—	(94)

Tangible Assets	$2,836,931	$2,681,423

Total Stockholders’ Equity	$424,546	$285,250
Less Other Intangible Assets	—	(94)

Tangible Stockholders’ Equity	$424,546	$285,156

Total Stockholders’ Equity to Total Assets Ratio	14.96%	10.64%
Tangible Common Equity to Tangible Assets Ratio	14.96%	10.63%

EXECUTIVE OVERVIEW

Outlook for 2012

As set forth in our 2011 Annual Report on Form 10-K, our strategic focuses for 2012 will be to enhance our capital position, continue to improve our credit quality and fully comply with all of the requirements of the Written Agreement.

We believe that our proactive initiatives to manage credit risk exposure have resulted in improvement of our asset quality over the past several quarters. We are committed to refining our credit risk management systems to meet the challenges of our changing economic environment.

Based on our current liquidity and capital position, we have begun to consider strategic changes. We are currently planning to develop innovative new products and services as well as generate quality new loans to expand our existing customer base with the goal of improving our profitability. In the event that the Written Agreement is lifted, we intend to pay interest in arrears on our outstanding junior subordinated debentures to bring them current.

RESULTS OF OPERATIONS

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by changes to interest rates, the demand for such loans, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board (“FRB”).

Net interest income before provision for credit losses declined by $240,000, or 1.0 percent, to $24.9 million for the third quarter of 2012, compared to net interest income before provision for credit losses of $25.2 million for the third quarter of 2011. Net interest income before provision for credit losses for the nine months ended September 30, 2012 was $74.6 million, a decline of $2.1 million, from net interest income before provision for credit losses of $76.7 million for the nine months ended September 30, 2011. The decrease in net interest income from 2011 to 2012 was primarily attributable to the reduction in total loans and a decline in loan yields as new loans were originated at lower yields than loans existing in the portfolio. Net interest margin of 3.69 percent, for the third quarter of 2012, was 6 basis points lower than net interest margin of 3.75 percent for the third quarter of 2011. Net interest margin for the nine months of 2012 was 3.74 percent, an increase of 5 basis points from 3.69 percent for the first nine months of 2011.

Interest income decreased by $2.3 million, or 7.2 percent, to $29.4 million for the third quarter of 2012, compared to $31.7 million for the third quarter of 2011. Interest income for the first nine months of 2012 was also declined by $8.5 million, to $89.7 million, from $98.2 million for the first nine months of 2011. The decrease in interest income was also primarily due to a decrease in loans and a decline in loan yields. Average net loan balances decreased by $119.1 million, to $1.96 billion for the third quarter of 2012, compared to $2.08 billion for the third quarter of 2011. Average net loan balances for the nine months ended September 30, 2012 was $1.98 billion, a decline from $2.15 billion for the nine months ended September 30, 2011. The decrease in average net loans was a result of management’s strategy to sell problems loans as well as SBA loans guaranteed portion through the nine months of 2012, in addition to an increase in loans that were paid off during the period.

Yield on average net loans decreased to 5.44 percent for the third quarter of 2012, down from 5.60 percent for the third quarter of 2011. Yield on average net loans was 5.50 percent and 5.57 percent for the nine months ended September 30, 2012 and 2011, respectively. The decrease in loan yields was a result of new loans originated at lower yields due to the overall decline in loan interest rates and stiff competition during the third quarter of 2012 and first nine months of 2012. Yield on total investment securities and other earning assets decreased to 1.45 percent and 1.60 percent, for the three and nine months ended September 30, 2012, respectively, from 1.59 percent and 1.83 percent for the three and nine months ended September 30, 2011, respectively. The decline was due to the reinvestment of proceeds from securities sold at lower yields and an increase in the balance of lower yielding fed funds sold and interest-bearing deposits in other banks.

Interest expense decreased $2.0 million, or 31.2 percent, to $4.5 million for the third quarter of 2012 compared to $6.5 million for the third quarter of 2011. Interest expense for the first nine months of 2012 was $15.0 million, a decline of $6.4 million from $21.4 million for the first nine months of 2011. The average balance of our interest bearing liabilities decreased $93.1 million to $1.77 billion for the third quarter of 2012, compared to $1.86 billion for the third quarter of 2011, and decreased from $2.01 billion for the first nine months of 2011, to $1.75 billion for the first nine months of 2012. The decrease is attributable to the Company’s strategy of lowering overall cost of funds by allowing higher cost deposits to run off (i.e., not renew) when they mature. Total cost of interest bearing liabilities decreased to 1.01 percent and 1.14 percent for the three and nine months ended September 30, 2012, respectively, from 1.39 percent and 1.43 percent for the three and nine months ended September 30, 2012, respectively. The decline in cost of funds resulted from an improved deposits mix, reduced interest rates on deposits, and the reduction of higher costing time and money market deposits throughout the first nine months 2012.

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(In Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$1,958,819	$26,781	5.44%	$2,077,934	$29,355	5.60%
Municipal Securities — Taxable	44,887	452	4.03%	10,732	115	4.29%
Municipal Securities — Tax Exempt (2)	12,587	151	4.79%	4,526	60	5.30%
Obligations of Other U.S. Government Agencies	74,345	280	1.51%	106,029	387	1.46%
Other Debt Securities	254,694	1,260	1.98%	273,092	1,519	2.22%
Equity Securities	30,886	178	2.31%	32,491	129	1.59%
Federal Funds Sold	17,925	20	0.44%	4,734	5	0.42%
Term Federal Funds Sold	78,967	191	0.96%	42,913	49	0.46%
Interest-Bearing Deposits in Other Banks	221,461	142	0.26%	108,325	75	0.28%

Total Interest-Earning Assets	2,694,571	29,455	4.35%	2,660,776	31,694	4.73%

Noninterest-Earning Assets:
Cash and Cash Equivalents	70,591			67,153
Allowance for Loan Losses	(71,481)			(107,456)
Other Assets	136,097			80,156

Total Noninterest-Earning Assets	135,207			39,853

TOTAL ASSETS	2,829,778			2,700,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	111,432	516	1.84%	107,643	674	2.48%
Money Market Checking and NOW Accounts	555,454	859	0.62%	475,712	805	0.67%
Time Deposits of $100,000 or More	660,036	1,467	0.88%	854,894	3,237	1.50%
Other Time Deposits	354,305	797	0.89%	334,212	1,014	1.20%
FHLB Advances	3,076	40	5.17%	3,437	46	5.31%
Other Borrowings	—	—	0.00%	1,543	—	0.00%
Junior Subordinated Debentures	82,406	804	3.88%	82,406	739	3.56%

Total Interest-Bearing Liabilities	1,766,709	4,483	1.01%	1,859,847	6,515	1.39%

Noninterest-Bearing Liabilities:
Demand Deposits	680,307			611,178
Other Liabilities	29,782			28,633

Total Noninterest-Bearing Liabilities	710,089			639,811
Total Liabilities	2,476,798			2,499,658
Stockholders’ Equity	352,980			200,971

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,829,778			$2,700,629

NET INTEREST INCOME		$24,972			$25,179

COST OF DEPOSITS			0.61%			0.95%

NET INTEREST SPREAD (3)			3.34%			3.34%

NET INTEREST MARGIN (4)			3.69%			3.75%

(1)

Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $282,000 and $557,000 for the three months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net of Deferred Loan Fees	$(1,697)	$(877)	$(2,574)
Municipal Securities-Taxable	344	(7)	337
Municipal Securities-Tax Exempt	97	(6)	91
Obligations of Other U.S. Government Agencies	(119)	12	(107)
Other Debt Securities	(98)	(161)	(259)
Equity Securities	(6)	55	49
Federal Funds Sold	15	0	15
Term Federal Funds Sold	61	81	142
Interest-Bearing Deposits in Other Banks	74	(7)	67

Total Interest and Dividend Income	(1,329)	(910)	(2,239)
Interest Expense:
Savings	23	(181)	(158)
Money Market Checking and NOW Accounts	126	(72)	54
Time Deposits of 100,000 or More	(630)	(1,140)	(1,770)
Other Time Deposits	58	(275)	(217)
FHLB Advances	(5)	(1)	(6)
Other Borrowings	—	—	—
Junior Subordinated Debentures	—	65	65

Total Interest Expense	(428)	(1,604)	(2,032)

Change in Net Interest Income	$(1,757)	$(2,514)	$(4,271)

For the three months ended September 30, 2012 and 2011, net interest income before provision for credit losses on a tax-equivalent basis was $25.0 million and $25.2 million, respectively. Interest income decreased 7.1 percent to $29.5 million for the three months ended September 30, 2012 from $31.7 million for the same period in 2011. Interest expense decreased 31.2 percent to $4.5 million for the three months ended September 30, 2012 from $6.5 million for the same period in 2011. The net interest spread and net interest margin for the three months ended September 30, 2012 were 3.34 percent and 3.69 percent, respectively, compared to 3.34 percent and 3.75 percent, respectively, for the same period in 2011. The decrease in net interest income was primarily due to the decrease in gross loans resulting from the disposition of non-performing loans under the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was partially offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.

Average gross loans decreased by $119.1 million, or 5.7 percent, to $1.96 billion for the three months ended September 30, 2012 from $2.08 billion for the same period in 2011. Average investment securities decreased by $7.9 million, or 2.0 percent, to $386.5 million for the three months ended September 30, 2012 from $394.4 million for the same period in 2011. Average interest-earning assets increased by $33.8 million, or 1.3 percent, to $2.69 billion for the three months ended September 30, 2012 from $2.66 billion for the same period in 2011. The increase in average interest earning assets was mainly due to an increase in overall liquidity position resulting from the capital raise of $77.1 million, in net proceeds, during the fourth quarter of 2011, partially offset by a $22.1 million decrease in total deposits. The average interest-bearing liabilities decreased by $93.1 million, or 5.0 percent, to $1.77 billion for the three months ended September 30, 2012, from $1.86 billion for the same period in 2011.

The average yield on interest-earning assets decreased by 38 basis points to 4.35 percent for the three months ended September 30, 2012, from 4.73 percent for the three months ended September 30, 2011, primarily due to lower yields on the loan portfolio in the current low interest rate environment and an excess cash balance. Total loan interest and fee income decreased by $2.6 million, or 8.8 percent, to $26.8 million for the three months ended September 30, 2012, from $29.4 million for the three months ended September 30, 2011, due primarily to a 5.7 percent decrease in the average gross loans and lower interest rates on new loans due to rising competition in the market. The average yield on loans decreased to 5.44 percent for the three months ended September 30, 2012, from 5.60 percent for the three months ended September 30, 2011. The average cost on interest-bearing liabilities decreased by 37 basis points to 1.01 percent for the three months ended September 30, 2012, from 1.39 percent for the three months ended September 30, 2011. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. There were no brokered deposits for the three months ended September 30, 2012 and 2011.

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(In Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$1,982,369	$81,564	5.50%	$2,149,101	$89,508	5.57%
Municipal Securities — Taxable	44,881	1,340	3.98%	13,930	433	4.14%
Municipal Securities — Tax Exempt (2)	12,959	460	4.73%	4,373	179	5.46%
Obligations of Other U.S. Government Agencies	75,058	985	1.75%	134,779	1,639	1.62%
Other Debt Securities	276,646	3,955	1.91%	301,478	5,717	2.53%
Equity Securities	31,486	512	2.17%	34,030	394	1.54%
Federal Funds Sold	16,545	53	0.43%	6,160	22	0.48%
Term Federal Funds Sold	91,898	684	0.99%	25,542	94	0.49%
Interest-Bearing Deposits in Other Banks	139,458	269	0.26%	115,722	243	0.28%

Total Interest-Earning Assets	2,671,300	89,822	4.49%	2,785,115	98,229	4.72%

Noninterest-Earning Assets:
Cash and Cash Equivalents	70,303			67,791
Allowance for Loan Losses	(79,502)			(125,990)
Other Assets	103,207			86,949

Total Noninterest-Earning Assets	94,008			28,750

TOTAL ASSETS	2,765,308			2,813,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	109,605	1,675	2.04%	110,795	2,157	2.60%
Money Market Checking and NOW Accounts	512,086	2,313	0.60%	471,179	2,817	0.80%
Time Deposits of $100,000 or More	700,443	5,978	1.14%	943,366	10,773	1.53%
Other Time Deposits	346,925	2,545	0.98%	308,558	2,910	1.26%
FHLB Advances	3,478	126	4.84%	87,369	618	0.95%
Other Borrowings	—	—	0.00%	1,437	1	0.09%
Junior Subordinated Debentures	82,406	2,400	3.89%	82,406	2,148	3.49%

Total Interest-Bearing Liabilities	1,754,943	15,037	1.14%	2,005,110	21,424	1.43%

Noninterest-Bearing Liabilities:
Demand Deposits	666,712			589,296
Other Liabilities	29,837			29,801

Total Noninterest-Bearing Liabilities	696,549			619,097
Total Liabilities	2,451,492			2,624,207
Stockholders’ Equity	313,816			189,658

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,765,308			$2,813,865

NET INTEREST INCOME		$74,785			$76,805

COST OF DEPOSITS			0.72%			1.03%

NET INTEREST SPREAD (3)			3.35%			3.29%

NET INTEREST MARGIN (4)			3.74%			3.69%

(1)

Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.0 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.

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

	Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
	Increases (Decreases) Due to Change in
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net of Deferred Loan Fees	$(6,779)	$(1,165)	$(7,944)
Municipal Securities-Taxable	902	5	907
Municipal Securities-Tax Exempt	278	3	281
Obligations of Other U.S. Government Agencies	(628)	(26)	(654)
Other Debt Securities	(441)	(1,321)	(1,762)
Equity Securities	2	116	118
Federal Funds Sold	31	(0)	31
Term Federal Funds Sold	423	167	590
Interest-Bearing Deposits in Other Banks	28	(2)	26

Total Interest and Dividend Income	(6,184)	(2,223)	(8,407)
Interest Expense:
Savings	(23)	(459)	(482)
Money Market Checking and NOW Accounts	(9)	(495)	(504)
Time Deposits of 100,000 or More	(2,404)	(2,391)	(4,795)
Other Time Deposits	28	(393)	(365)
FHLB Advances	(417)	(75)	(492)
Other Borrowings	—	(1)	(1)
Junior Subordinated Debentures	—	252	252

Total Interest Expense	(2,825)	(3,562)	(6,387)

Change in Net Interest Income	$(9,009)	$(5,785)	$(14,794)

For the nine months ended September 30, 2012 and 2011, net interest income before provision for credit losses on a tax-equivalent basis was $74.8 million and $76.8 million, respectively. Interest income decreased 8.6 percent to $89.8 million for the nine months ended September 30, 2012 from $98.2 million for the same period in 2011. Interest expense decreased 29.9 percent to $15.0 million for the nine months ended September 30, 2012 from $21.4 million for the same period in 2011. The net interest spread and net interest margin for the nine months ended September 30, 2012 were 3.35 percent and 3.74 percent, respectively, compared to 3.29 percent and 3.69 percent, respectively, for the same period in 2011. The decrease in net interest income was primarily due to the decrease in gross loans resulting from the disposition of non-performing loans under the credit quality improvement strategy, coupled with relatively weak loan demand in current challenging business and economic conditions. This decrease was partially offset by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposit products through a series of core deposit campaigns.

Average gross loans decreased by $166.7 million, or 7.8 percent, to $1.98 billion for the nine months ended September 30, 2012 from $2.15 billion for the same period in 2011. Average investment securities decreased by $45.0 million, or 9.9 percent, to $409.5 million for the nine months ended September 30, 2012 from $454.6 million for the same period in 2011. Average interest-earning assets decreased by $113.8 million, or 4.1 percent, to $2.67 billion for the nine months ended September 30, 2012 from $2.79 billion for the same period in 2011. The decrease in average interest earning assets was a direct result of our balance sheet deleveraging and credit quality improvement strategy during 2011and 2012 through the disposition of problem assets while maintaining a strong level of liquidity. Consistent with this strategy, the average interest-bearing liabilities decreased by $250.2 million, or 12.5 percent, to $1.75 billion for the nine months ended September 30, 2012, from $2.01 billion for the same period in 2011. Average Federal Home Loan Bank advances decreased by $83.9 million, or 96.0 percent, to $3.5 million for the nine months ended September 30, 2012, from $87.4 million for the same period in 2011.

The average yield on interest-earning assets decreased by 23 basis points to 4.49 percent for the nine months ended September 30, 2012, from 4.72 percent for the nine months ended September 30, 2011, primarily due to lower yields on investment securities and loan portfolio yield in the current low interest rate environment. Total loan interest and fee income decreased by $7.9 million, or 8.8 percent, to $81.6 million for the nine months ended September 30, 2012, from $89.5 million for the nine months ended September 30,2011, due primarily to a 7.8 percent decrease in the average gross loans.

The average yield on loans decreased by 7 basis points to 5.50 percent for the nine months ended September 30, 2012, from 5.57 percent for the nine months ended September 30, 2011. The average cost on interest-bearing liabilities decreased by 29 basis points to 1.14 percent for the nine months ended September 30, 2012, from 1.43 percent for the nine months ended September 30, 2011. This decrease was primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. There were no brokered deposits for the nine months ended September 30, 2012 and 2011.

Provision for Credit Losses

In anticipation of credit risks inherent in our lending business, we set aside allowance for loan losses through charges to earnings. These charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit. The charges made for our outstanding loan portfolio are recorded to the allowance for loan losses, whereas charges for off-balance sheet items are recorded to the reserve for off-balance sheet items, and are presented as a component of other liabilities.

For the nine months ended September 30, 2012, overall credit quality has continued to improve and net charge-offs have decreased to less than $30.6 million for the past three quarters. Non-accrual loans declined by 42.7 percent, delinquencies declined by 42.5 percent, and net charge-offs were reduced by 42.9 percent from September 30, 2011 to September 30, 2012. All other credit metrics have also experienced improvements as the quality of the loan portfolio has improved. Although we experienced an overall improvement in credit quality in the loan portfolio, the allowance for loan losses coverage ratio of our loan portfolio remained high at 3.38 percent at September 30, 2012. Therefore, during the third quarter of 2012 we recorded no provision for credit losses. Provision for credit losses for the nine months ended September 30, 2012 was $6.0 million as we did record provisions of $2.0 million and $4.0 million in the first and second quarter of 2012, respectively. For the third quarter and first nine months of 2011, provision for credit losses totaled $8.1 million.

Non-Interest Income

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Service Charges on Deposit Accounts	$2,851	$3,225	$(374)	-11.6%
Insurance Commissions	1,092	940	152	16.2%
Remittance Fees	476	469	7	1.5%
Trade Finance Fees	274	341	(67)	-19.6%
Other Service Charges and Fees	361	389	(28)	-7.2%
Bank-Owned Life Insurance Income	235	237	(2)	-0.8%
Gain on Sales of SBA Loans Guaranteed Portion	1,772	1,612	160	9.9%
Net Loss on Sales of Other Loans	(515)	(3,057)	2,542	-83.2%
Net Gain on Sales of Investment Securities	10	1,704	(1,694)	-99.4%
Impairment Loss on Investment Securities	(176)	—	(176)	NM
Other Operating Income	140	118	22	18.6%

Total Non-Interest Income	$6,520	$5,978	$542	9.1%

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Service Charges on Deposit Accounts	$8,955	9,644	$(689)	-7.1%
Insurance Commissions	3,622	3,403	219	6.4%
Remittance Fees	1,417	1,430	(13)	-0.9%
Trade Finance Fees	858	966	(108)	-11.2%
Other Service Charges and Fees	1,105	1,090	15	1.4%
Bank-Owned Life Insurance Income	872	700	172	24.6%
Net Gain on Sales of SBA Loans	7,245	1,612	5,633	349.4%
Net Loss on Sales of Other Loans	(8,234)	(3,472)	(4,762)	137.2%
Net Gain on Sales of Investment Securities	1,392	1,634	(242)	-14.8%
Impairment Loss on Investment Securities	(292)	—	(292)	NM
Other Operating Income	402	496	(94)	-19.0%

Total Non-Interest Income	$17,342	$17,503	$(161)	-0.9%

Total non-interest income increased to $6.5 million for the third quarter of 2012, compared to $6.0 million for the same period in 2011. Non-interest income as a percentage of average assets was 0.23 percent for the third quarter of 2012, up from 0.22 percent of average assets for the third quarter of 2011. Total non-interest income for the nine months ended September 30, 2012 was $17.3 million, compared to $17.5 million for the same period in 2011. Non-interest income as a percentage of average assets for the first nine months of 2012 was 0.63 percent, slightly up from 0.62 percent for the same period in 2011.

One of our largest sources of non-interest income for the three months ended September 30, 2012 was net gain on sale of SBA loans guaranteed portion, which totaled $1.8 million, or 27.2 percent of total non-interest income, compared to a net gain on sale of SBA loans guaranteed portion totaling $1.6 million, or 27.0 percent of non-interest income for the same period of the previous year. Gain on sale of SBA loans guaranteed portion for the first nine months of 2012 totaled $7.2 million, or 41.8 percent of total non-interest income, an increase from $1.6 million, or 9.2 percent for the first nine months of 2011.

Our other large source of non-interest income for the third quarter of 2012 was service charges on deposit accounts, which represented 43.7 percent of our total non-interest income for the three months ended September 30, 2012, and 51.6 percent of non-interest income for the nine months ended September 30, 2012. Service charge income decreased to $2.9 million for the third quarter of 2012, compared with $3.2 million for the prior year’s same period.

Net loss on sales of other loans, which includes the valuation to loans held for sale, decreased to $515,000 for the three months ended September 30, 2012 from $3.1 million for the three months ended September 30, 2011. But the net loss on sales of other loans increased to $8.2 million for the first nine months of 2012 from $3.5 million for prior year’s same period. The increase in net loss on sales of other loans from periods in 2011 to 2012 was a result of the management’s effort to reduce problem and non-performing assets.

Valuation of loans held for sale is recorded on loans previously categorized as held-for-sale that were not sold and experienced a decline in value. If the value of a held-for-sale loan, or underlying property, has declined based on quoted prices or appraisals, a valuation is recorded to reflect the decline. Valuation of loans held-for-sale totaled $519,000 and $2.3 million for the three months and nine months ended September 30, 2012, respectively, compared to $0 and $2.9 million for the three months and nine months ended September 30, 2011. The decline in valuations on held-for-sale loans from 2011 to 2012 was a result of a reduction in loan sales and loans held-for-sale during the first nine months of 2012.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Salaries and Employee Benefits	$9,148	$8,146	$1,002	12.3%
Occupancy and Equipment	2,623	2,605	18	0.7%
Deposit Insurance Premiums and Regulatory Assessments	283	1,552	(1,269)	-81.8%
Data Processing	1,211	1,383	(172)	-12.4%
Other Real Estate Owned Expense	352	(86)	438	509.3%
Professional Fees	1,112	1,147	(35)	-3.1%
Directors and Officers Liability Insurance	296	737	(441)	-59.8%
Supplies and Communications	669	712	(43)	-6.0%
Advertising and Promotion	1,023	631	392	62.1%
Loan-Related Expense	164	222	(58)	-26.1%
Amortization of Other Intangible Assets	41	161	(120)	-74.5%
Expense related to Unconsummated Capital Offerings	—	—	—	NM
Other Operating Expenses	1,882	1,642	240	14.6%

Total Non-Interest Expense	$18,804	$18,852	$(48)	-0.3%

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percentage
	(In Thousands)
Salaries and Employee Benefits	$27,707	$26,032	$1,675	6.4%
Occupancy and Equipment	7,839	7,820	19	0.2%
Deposit Insurance Premiums and Regulatory Assessments	3,182	4,999	(1,817)	-36.3%
Data Processing	3,762	4,269	(507)	-11.9%
Other Real Estate Owned Expense	377	1,549	(1,172)	-75.7%
Professional Fees	2,950	3,074	(124)	-4.0%
Directors and Officers Liability Insurance	888	2,204	(1,316)	-59.7%
Supplies and Communications	1,803	1,786	17	1.0%
Advertising and Promotion	2,633	2,105	528	25.1%
Loan-Related Expense	452	631	(179)	-28.4%
Amortization of Other Intangible Assets	157	569	(412)	-72.4%
Expense related to Unconsummated Capital Offerings	—	2,220	(2,220)	-100.0%
Other Operating Expenses	5,563	5,541	22	0.4%

Total Non-Interest Expense	$57,313	$62,799	$(5,486)	-8.7%

Total non-interest expense decreased to $18.8 million for the third quarter of 2012, compared to $18.9 million for the same period in 2011. Non-interest expense as a percentage of average assets was 0.66 percent for the third quarter of 2012, down from 0.70 percent of average assets for the third quarter of 2011. Total non-interest expense for the nine months ended September 30, 2012 was $57.3 million, compared to $62.8 million for the nine months ended September 30, 2011. Non-interest income as a percentage of average assets for the first nine months of 2012 was 2.07 percent, down from 2.23 percent for the first nine months of 2011.

Reflecting continuing asset quality improvement, premiums for deposit insurance premium and regulatory assessments decreased by $1.2 million and $1.8 million, or 81.8 percent and 36.3 percent, to $283,000 and $3.2 million for the three and nine months ended September 30, 2012, respectively, compared to $1.6 million and $5.0 million for the three and nine months ended September 30, 2011, respectively. For the same reason, along with a change in new insurance carriers, directors and officers liability insurance also decreased by $441,000 and $1.3 million, or 59.8 percent and 59.7 percent, to $296,000 and $888,000, for the three and nine months ended September 30, 2012, respectively, compared to $737,000 and $2.2 million for the three and nine months ended September 30, 2011, respectively. Other real estate owned expenses decreased by $1.2 million due mainly to our reduction of OREO properties over the past several quarters.

Salaries and employee benefits, however, increased by $1.0 million and $1.7 million, or 12.3 percent and 6.4 percent, to $9.1 million or $27.7 million, for the three and nine months ended September 30, 2012, respectively, compared to $8.1 million and $26.0 million for the three and nine months ended September 30, 2011, respectively, due mainly to increased bonus provision recorded and incentive commissions during 2012.

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

We record net tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. To the extent future earnings are recognized, the realization of the deferred tax asset will be recorded as a credit to income tax expense. Until such time as the valuation allowance is reversed, we will generally not record an income tax provision or benefit on the statement of operations. Our deferred tax valuation allowance was $5.4 million and $82.3 million at September 30, 2012 and December 31, 2011, respectively. For the three and nine months ended as of September 30, 2012, we reversed a valuation allowance of $4.9 million and $57.9 million, respectively, on its deferred tax assets.

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

FINANCIAL CONDITION

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of September 30, 2012 and December 31, 2011. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of September 30, 2012, the investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations. Investment securities available for sale were 100.00 percent and 86.47 percent of the total investment portfolio as of September 30, 2012 and December 31, 2011, respectively. Most of the securities held carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2012 and December 31, 2011.

During the three months ended September 30, 2012, all held-to-maturity securities were reclassified to available-for-sale securities. The reclassified securities carried a fair value of $52.6 million and an amortized cost of $50.6 million at September 30, 2012. As more than 95% of the reclassified securities were municipal bonds, the Company decided to reclassify all held-to-maturity securities to available-for-sale securities to be more proactive under the current municipal market with a rising risk of default.

As of September 30, 2012, securities available for sale were $410.2 million, or 14.43 percent of total assets, compared to $381.9 million, or 13.91 percent of total assets, as of December 31, 2011. For the nine months ended September 30, 2012, our securities available for sale increased by $28.3 million; however, total investment portfolio, including both held-to-maturity and available-for-sale securities, decreased by $31.4 million, or 7.1 percent, from $441.6 million as of December 31, 2011, in the form of sales, calls, prepayments and scheduled amortization, which was partially offset by the purchase of $179.1 million to maintain an investment portfolio mix and size consistent with our capital market expectations and asset-liability management strategies.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	September 30, 2012			December 30, 2011
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In Thousands)
Securities Held to Maturity:
Municipal Bonds-Tax Exempt	$—	$—	$—	$9,815	$9,867	$52
Municipal Bonds-Taxable	—	—	—	38,797	38,392	(405)
Mortgage-Backed Securities (1)	—	—	—	3,137	3,128	(9)
U.S. Government Agency Securities	—	—	—	7,993	7,976	(17)

Total Securities Held to Maturity	$—	$—	$—	$59,742	$59,363	$(379)

Securities Available for Sale:
Mortgage-Backed Securities (1)	$138,173	$142,168	$3,995	$110,433	$113,005	$2,572
Collateralized Mortgage Obligations (1)	100,125	101,390	1,265	161,214	162,837	1,623
U.S. Government Agency Securities	79,027	79,164	137	72,385	72,548	163
Municipal Bonds-Tax Exempt	12,232	12,738	506	3,389	3,482	93
Municipal Bonds-Taxable	44,336	46,234	1,898	5,901	6,138	237
Corporate Bonds	20,467	19,897	(570)	20,460	19,836	(624)
Other Securities	8,264	8,328	64	3,318	3,335	17
Equity Securities	354	291	(63)	647	681	34

Total Securities Available for Sale	$402,978	$410,210	$7,232	$377,747	$381,862	$4,115

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of investment securities as of September 30, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—
Over One Year Through Five Years	33,266	32,891
Over Five Years Through Ten Years	94,078	95,429
Over Ten Years	36,982	38,041
Mortgage-Backed Securities	138,173	142,168
Collateralized Mortgage Obligations	100,125	101,390
Equity Securities	354	291

Total	$402,978	$410,210

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” which amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. For the three and nine months ended September 30, 2012, we recorded $176,000 and $292,000, respectively, in OTTI charges in earnings on an available-for-sale security.

The Company had an equity security with a carrying value of $218,000 at September 30, 2012. During 2012, the issuer’s financial condition had deteriorated and it was determined that the value on the investment is other-than- temporarily impaired. Based on the closing price of the shares at September 30, 2012, we recorded an OTTI charge of $176,000 to write down the value of the investment security to its fair value. For the nine months ended September 30, 2012, the total OTTI charge on this equity security was $292,000.

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2012 and December 31, 2011:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
September 30, 2012
Mortgage-Backed Securities	$1	$5,988	1	$—	$—	—	$1	$5,988	1
Collateralized Mortgage Obligations	31	9,890	4	—	—	—	31	9,890	4
U.S. Government Agency Securities	48	19,448	6	—	—	—	48	19,448	6
Municipal Bonds-Taxable	108	2,544	2	19	1,962	3	127	4,506	5
Corporate Bonds	—	—	—	632	10,350	3	632	10,350	3
Other Securities	—	—	—	35	965	1	35	965	1
Equity Securities	63	73	1	—	—	—	63	73	1

Total	$251	$37,943	14	$686	$13,277	7	$937	$51,220	21

December 31, 2011
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligations	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Corporate Bonds	41	4,445	2	583	15,391	4	624	19,836	6
Other Securities	1	12	1	40	959	1	41	971	2
Equity Securities	51	85	1	—	—	—	51	85	1

Total	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

The impairment losses described previously are not included in the table above. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2012 and December 31, 2011 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2012. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities, other than the OTTI write-down related to an equity security, that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2012 and December 31, 2011 are not other-than-temporarily impaired, and therefore, no other impairment charges as of September 30, 2012 and December 31, 2011 are warranted.

Investment securities available for sale with carrying values of $19.4 million and $45.8 million as of September 30, 2012 and December 31, 2011, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

The following table shows the loan composition by type, excluding loans held for sale, as of the dates indicated.

	September 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percentage
	(In Thousands)
Real Estate Loans:
Commercial Property	$728,419	$663,023	$65,396	9.9%
Construction	7,868	33,976	(26,108)	-76.8%
Residential Property	103,774	52,921	50,853	96.1%

Total Real Estate Loans	840,061	749,920	90,141	12.0%
Commercial and Industrial Loans:
Commercial Term	861,906	944,836	(82,930)	-8.8%
Commercial Lines of Credit	54,266	55,770	(1,504)	-2.7%
SBA Loans	134,264	116,192	18,072	15.6%
International Loans	29,378	28,676	702	2.4%

Total Commercial and Industrial Loans	1,079,814	1,145,474	(65,660)	-5.7%
Consumer Loans (1)	38,415	43,346	(4,931)	-11.4%

Total Gross Loans	1,958,290	1,938,740	19,550	1.0%
Allowance for Loans Losses	(66,107)	(89,936)	23,829	-26.5%
Deferred Loan Costs	630	216	414	191.7%

Loan Receivables, Net	$1,892,813	$1,849,020	$43,793	2.4%

(1)	Consumer loans include home equity line of credit.

As of September 30, 2012 and December 31, 2011, loans receivable (excluding loans held for sale), net of deferred loan costs and allowance for loan losses, totaled $1.89 billion and $1.85 billion, respectively, representing an increase of $43.8 million, or 2.4 percent. Total gross loans increased by $19.6 million, or 1.0 percent, to $1.96 billion as of September 30, 2012, from $1.94 billion as of December 31, 2011.

During the nine months ended September 30, 2012, total loan disbursement consisted of $278.4 million in term loans and $11.4 million in lines of credits. The Bank also purchased one year adjustable rate single family residential mortgage loans totaling $67.6 million during the first quarter of 2012 and commercial real estate loans totaling $15.2 million during the second quarter of 2012. During the nine months ended September 30, 2012, we experienced decreases in loans from $89.8 million transfers to loans held for sale, $34.3 million gross charge-offs, $154.3 million pay-offs, and other net amortizations.

As of September 30, 2012, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

Industry	Balance as of September 30, 2012	Percentage of Total Gross Loans Outstanding
	(In Thousands)
Lessor of Non-Residential Buildings	$359,517	18.36%
Accommodation/Hospitality	$301,858	15.41%
Gasoline Stations	$270,740	13.83%

There was no other concentration of loans to any one type of industry exceeding ten percent of total gross loans outstanding.

Non-Performing Assets

Non-performing loans consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans and OREO. Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Management’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectability of principal or interest on the loan; at this point, we stop recognizing income from the interest on the loan and reverse any uncollected interest that had been accrued but unpaid. These loans may or may not be collateralized, but collection efforts are continuously pursued.

Except for non-performing loans set forth below, management is not aware of any loans as of September 30, 2012 and December 31, 2011 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	September 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percentage
	(In Thousands)
Non-Performing Loans:
Real Estate Loans:
Commercial Property
Retail	$1,102	$1,260	$(158)	-12.5%
Land	2,037	2,362	(325)	-13.8%
Other	—	1,199	(1,199)	-100.0%
Construction	7,868	8,310	(442)	-5.3%
Residential Property	1,411	2,097	(686)	-32.7%
Commercial and Industrial Loans:
Commercial Term
Unsecured	8,106	7,706	400	5.2%
Secured By Real Estate	8,418	11,725	(3,307)	-28.2%
Commercial Lines of Credit	1,359	1,431	(72)	-5.0%
SBA Loans	13,048	15,479	(2,431)	-15.7%
Consumer Loans	1,343	809	534	66.0%

Total Non-Accrual Loans	44,692	52,378	(7,686)	-14.7%
Loans 90 Days or More Past Due and Still Accruing (as to Principal of Interest):	—	—	—	NM

Total Non-Performing Loans (1)	44,692	52,378	(7,686)	-14.7%
Other Real Estate Owned	364	180	184	102.2%

Total Non-Performing Assets	$45,056	$52,558	$(7,502)	-14.3%

Non-Performing Loans as a Percentage of Total Gross Loans	2.28%	2.70%
Non-Performing Assets as a Percentage of Total Assets	1.59%	1.91%
Total Debt Restructured Performing Loans	$16,965	$28,375

(1)	Includes troubled debt restructured non-performing loans of $21.0 million and $23.2 million as of September 30, 2012 and December 31, 2011, respectively.

Non-accrual loans totaled $44.7 million as of September 30, 2012, compared to $52.4 million as of December 31, 2011, representing a 14.7 percent decrease. Delinquent loans (defined as 30 days or more past due) were $20.2 million as of September 30, 2012, compared to $35.2 million as of December 31, 2011, representing a 42.5 percent decrease. Of the $20.2 million delinquent loans as of September 30, 2012, $16.2 million was included in non-performing loans. The $21.2 million of $35.2 million delinquent loans as of December 31, 2011 was included in non-performing loans. During the nine months ended September 30, 2012, loans totaling $38.8 million were placed on nonaccrual status. The additions to nonaccrual loans were offset by $11.1 million in charge-offs, $27.0 million in sales of problem loans, $13.8 million in principal paydowns and payoffs, $3.9 million that were placed back to accrual status, $1.3 million that were transferred to OREO, and $4.4 million classified to loans held for sale.

The ratio of non-performing loans to total gross loans also decreased to 2.28 percent at September 30, 2012 from 2.70 percent at December 31, 2011. During the same period, our allowance for loan losses decreased by $23.8 million, or 26.5 percent, to $66.1 million from $89.9 million. Of the $44.7 million non-performing loans, approximately $38.9 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $3.6 million as of September 30, 2012. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of September 30, 2012, other real estate owned consisted of two properties with a combined carrying value of $364,000 with a valuation adjustment of $257,000. For the nine months ended September 30, 2012, five properties were transferred from loans receivable to other real estate owned at fair value less selling cost of $2.6 million and recorded a valuation adjustment of $301,000. As of December 31, 2011, there was one real estate owned property, located in Colorado, with a net carrying value of $180,000.

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

The following table provides information on impaired loans as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With Allowance Recorded	Related Allowance
	(In Thousands)
September 30, 2012
Real Estate Loans:
Commercial Property
Retail	$2,606	$2,680	$2,606	$—	$—
Land	2,037	2,204	2,037	—	—
Other	532	532	—	532	37
Construction	7,868	8,075	7,868	—	—
Residential Property	3,272	3,323	576	2,696	731
Commercial and Industrial Loans:
Commercial Term
Unsecured	13,595	14,535	451	13,144	3,825
Secured By Real Estate	19,841	20,967	16,733	3,108	655
Commercial Lines of Credit	1,547	1,713	863	684	3
SBA Loans	6,101	10,113	4,515	1,586	665
Consumer Loans	1,238	1,283	266	972	398

Total	$58,637	$65,425	$35,915	$22,722	$6,314

December 31, 2011
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126
Land	3,178	3,210	—	3,178	360
Other	14,773	14,823	1,131	13,642	3,004
Construction	14,120	14,120	14,120	—	—
Residential Property	5,368	5,408	3,208	2,160	128
Commercial and Industrial Loans:
Commercial Term
Unsecured	16,035	16,559	244	15,791	10,793
Secured By Real Estate	53,159	54,156	14,990	38,169	7,062
Commercial Lines of Credit	1,431	1,554	715	716	716
SBA Loans	11,619	12,971	9,445	2,174	1,167
Consumer Loans	746	788	511	235	26

Total	$121,689	$124,849	$45,464	$76,225	$23,382

The following table provides information on impaired loans for the period indicated:

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized for the Nine Months Ended
	(In Thousands)
September 30, 2012
Real Estate Loans:
Commercial Property
Retail	$2,597	$47	$2,162	$95
Land	2,054	45	2,134	136
Other	534	5	937	38
Construction	7,868	29	8,016	207
Residential Property	3,279	34	3,265	118
Commercial and Industrial Loans:
Commercial Term
Unsecured	13,723	214	14,079	644
Secured By Real Estate	19,990	342	21,834	1,300
Commercial Lines of Credit	1,555	16	1,742	46
SBA Loans	6,168	330	7,489	813
Consumer Loans	1,257	49	1,021	59

Total	$59,025	$1,111	$62,679	$3,456

September 30, 2011
Real Estate Loans:
Commercial Property
Retail	$8,754	$27	$9,733	$78
Land	16,376	12	22,192	12
Other	21,768	282	21,879	372
Construction	11,057	272	11,201	317
Residential Property	2,364	8	2,386	8
Commercial and Industrial Loans:
Commercial Term
Unsecured	18,972	82	19,554	148
Secured By Real Estate	66,108	813	64,667	1,809
Commercial Lines of Credit	2,398	2	2,631	5
SBA Loans	19,333	23	20,256	63
Consumer Loans	1,181	1	1,286	3

Total	$168,311	$1,522	$175,785	$2,815

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans
Performed in Accordance With Their Original Terms	$1,382	$3,063	$4,315	$7,143
Less: Interest Income Recognized on Impaired Loans	(1,111)	(1,522)	(3,456)	(2,815)

Interest Foregone on Impaired Loans	$271	$1,541	$859	$4,328

For the nine months ended September 30, 2012, we restructured monthly payments for 50 loans, with a net carrying value of $12.9 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less. As of September 30, 2012, troubled debt restructurings on accrual status totaled $17.0 million, all of which were temporary interest rate and payment reductions and extensions of maturity, and a $2.2 million reserve relating to these loans is included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2012, troubled debt restructuring on non-accrual status totaled $21.0 million, and a $2.6 million reserve relating to these loans is included in the allowance for loan losses.

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

The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	September 30, 2012		December 31, 2011
	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable
	(In Thousands)
Real Estate Loans:
Commercial Property	$19,420	$728,419	$17,129	$663,023
Construction	—	7,868	1,403	33,976
Residential Property	1,803	103,774	1,105	52,921

Total Real Estate Loans	21,223	840,061	19,637	749,920
Commercial and Industrial Loans:	42,664	1,079,814	66,005	1,145,474
Consumer Loans	2,220	38,415	2,243	43,346
Unallocated	—	—	2,051	—

Total	$66,107	$1,958,290	$89,936	$1,938,740

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended			As of and for the Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$71,893	$81,052	$109,029	$89,936	$146,059
Actual Charge-Offs	(7,223)	(14,716)	(16,551)	(34,260)	(62,384)
Recoveries on Loans Previously Charged Off	1,320	1,324	1,045	3,681	8,822

Net Loan Charge-Offs	(5,903)	(13,392)	(15,506)	(30,579)	(53,562)

Provision Charged to Operating Expense	117	4,233	7,269	6,750	8,295

Balance at End of Period	$66,107	$71,893	$100,792	$66,107	$100,792

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$2,348	$2,581	$2,391	$2,981	$3,417
Provision Charged to (Reversal of Charged to) Operating Expense	(117)	(233)	831	(750)	(195)

Balance at End of Period	$2,231	$2,348	$3,222	$2,231	$3,222

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans (1)	1.21%	2.67%	2.98%	2.06%	3.32%
Net Loan Charge-Offs to Total Gross Loans (1)	1.21%	2.75%	3.11%	2.08%	3.59%
Allowance for Loan Losses to Average Total Gross Loans	3.37%	3.59%	4.85%	3.33%	4.69%
Allowance for Loan Losses to Total Gross Loans	3.38%	3.69%	5.06%	3.38%	5.06%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	35.72%	74.51%	61.54%	61.68%	70.85%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	5,045.30%	316.37%	213.32%	453.02%	645.71%
Allowance for Loan Losses to Non-Performing Loans	147.92%	159.26%	129.24%	147.92%	129.24%
Balance:
Average Total Gross Loans Outstanding During Period	$1,958,819	$2,003,475	$2,077,934	$1,982,369	$2,149,101
Total Gross Loans Outstanding at End of Period	$1,958,290	$1,949,624	$1,992,031	$1,958,290	$1,992,031
Non-Performing Loans at End of Period	$44,692	$45,143	$77,991	$44,692	$77,991

(1)	Net loan charge-offs are annualized to calculate the ratios.

The allowance for loan losses decreased by $23.8 million, or 26.5 percent, to $66.1 million as of September 30, 2012, compared to $89.9 million as of December 31, 2011. The allowance for loan losses as a percentage of total gross loans decreased to 3.38 percent as of September 30, 2012 from 4.64 percent as of December 31, 2011. The provision for loan losses decreased by $1.5 million to $6.8 million for the nine months ended September 30, 2012 from $8.3 million for the nine months ended September 30, 2011. The $6.8 million provision for loan losses was offset by the $750,000 reversal in provision for off-balance items, resulting in a $6.0 million total provision for credit losses for the nine months ended September 30, 2012. The $8.3 million provision for loan losses was offset by the $195,000 reversal in provision for off-balance items, resulting in an $8.1 million provision for credit losses for the nine months ended September 30, 2011.

The decrease in the allowance for loan losses as of September 30, 2012 was due primarily to decreases in historical loss rates, and classified assets. Due to these factors, general reserves decreased by $6.2 million, or 14.8 percent, to $35.6 million as of September 30, 2012 as compared to $41.8 million at December 31, 2011. However, total qualitative reserves increased by $1.5 million, or 6.2 percent, to $24.1 million as of September 30, 2012 as compared to $22.6 million as of December 31, 2011, due mainly to an additional qualitative factor related to charge-offs and losses from problem notes.

Total impaired loans, excluding loans held for sale, decreased by $63.1 million, or 51.8 percent, to $58.6 million as of September 30, 2012 as compared to $121.7 million at December 31, 2011. Accordingly, specific reserve allocations associated with impaired loans decreased by $17.1 million, or 73.1 percent, to $6.3 million as of September 30, 2012 as compared to $23.4 million as of December 31, 2011.

The following table presents a summary of net charge-offs by the loan portfolio.

	As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Charge-offs:
Real Estate Loans:	$1,321	$2,142	$9,406	$14,786
Commercial Term	4,576	8,573	22,190	32,512
Commercial Lines of Credit	201	1,916	203	5,646
SBA Loans	794	3,435	1,686	8,339
International Loans	—	99	—	219
Consumer Loans	331	386	775	882

Total Charge-offs	7,223	16,551	34,260	62,384
Recoveries:
Real Estate Loans:	58	—	575	2,744
Commercial Term	913	925	2,470	5,518
Commercial Lines of Credit	269	59	291	291
SBA Loans	64	23	284	79
International Loans	5	7	8	137
Consumer Loans	11	31	53	53

Total Recoveries	1,320	1,045	3,681	8,822

Net Charge-offs	$5,903	$15,506	$30,580	$53,562

For the three months ended September 30, 2012, total charge-offs were $7.2 million, a decrease of $9.4 million, or 56.6 percent, from $16.6 million for the three months ended September 30, 2011. The decreases in the three months ended September 30, 2012 from the three months ended September 30, 2011 were mainly due to decreases in charge-offs of commercial term loans by $4.0 million, SBA loans by $2.6 million and commercial lines of credit by $1.7 million.

The Bank recorded in other liabilities an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $2.2 million and $3.0 million as of September 30, 2012 and December 31, 2011, respectively. The decrease was primarily due to lower reserve factors based on historical loss rates. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of September 30, 2012 and December 31, 2011.

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	September 30, 2012	December 31, 2011	Increase (Decrease)
			Amount	Percentage
	(In Thousands)
Demand – Noninterest-Bearing	$694,345	$634,466	$59,879	9.4%
Interest-Bearing:
Savings	111,654	104,664	6,990	6.7%
Money Market Checking and NOW Accounts	563,785	449,854	113,931	25.3%
Time Deposits of $100,000 or More	635,802	822,165	(186,363)	-22.7%
Other Time Deposits	357,799	333,761	24,038	7.2%

Total Deposits	$2,363,385	$2,344,910	$18,475	0.8%

Total deposits increased by $18.5 million, or 0.8 percent, to $2.36 billion as of September 30, 2012 from $2.34 billion as of December 31, 2011. The increases in total deposits were the direct results of strategic plans aiming to increase core deposits while reducing the reliance on volatile wholesale funds and rate-sensitive time deposits. During the first nine months ended September 30, 2012, $494.9 million of high-cost promotional time deposits and $51.5 million of deposits raised from rate listing services matured.

While time deposits of $100,000 or more decreased by $186.4 million, or 22.7 percent, to $635.8 million at September 30, 2012 from $822.2 million at December 31, 2011, core deposits (defined as demand, savings, money market, NOW accounts and other time deposits) increased by $204.8 million, or 13.5 percent, to $1.73 billion at September 30, 2012 from $1.52 billion at December 31, 2011. Time deposits of $250,000 or more also decreased by $98.4 million, or 27.0 percent, to $266.5 million from $364.9 million at December 31, 2011. Noninterest-bearing demand deposits represented 29.4 percent of total deposits at September 30, 2012 compared to 27.1 percent at December 31, 2011. We had no brokered deposits as of September 30, 2012 and December 31, 2011.

Federal Home Loan Bank Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At September 30, 2012, advances from the FHLB were $3.0 million, a decrease of $274,000 from $3.3 million at December 31, 2011, with a remaining maturity of 1.63 years at 5.27 percent.

Junior Subordinated Debentures

During the second half of 2004, we issued two junior subordinated notes bearing interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million at September 30, 2012 and December 31, 2011. In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, in order to preserve its capital position, Hanmi Financial’s Board of Directors has elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of our recently issued regulatory enforcement actions without the prior written consent of the FRB and DFI. Accrued interest payable on junior subordinated debentures amounted to $12.2 million and $9.8 million at September 30, 2012 and December 31, 2011, respectively.

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

The following table shows the status of our gap position as of September 30, 2012:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In Thousands)
ASSETS
Cash and Due from Bank	$—	$—	$—	$—	$72,053	$72,053
Interest-Bearing Deposits in Other Banks	217,375	—	—	—	—	217,375
Fed Funds Sold	13,000	—	—	—	—	13,000
Restricted Cash	—	—	—	—	4,393	4,393
Term Fed Funds Sold	55,000	—	—	—	—	55,000
Investment Securities:					—
Fixed Rate	29,773	61,207	156,620	79,573	17,597	344,770
Floating Rate	36,089	15,527	11,751	1,888	186	65,441
Loans:						—
Fixed Rate	61,904	141,794	354,833	18,108	—	576,639
Floating Rate	1,271,129	57,806	21,177	73	—	1,350,185
Non-Accrual (1)					48,981	48,981
Deferred Loan Fees, Discount, and Allowance for Loan Losses	—	—	—	—	(72,256)	(72,256)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	29,882		29,882
Other Assets	—	28,816	—	5,107	102,472	136,395

TOTAL ASSETS	$1,684,269	$305,150	$544,382	$134,630	$173,425	$2,841,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand – Noninterest-Bearing	$—	$—	$—	$—	$694,345	$694,345
Savings	9,204	19,773	58,465	24,211	—	111,654
Money Market Checking and NOW Accounts	69,325	177,397	209,610	107,452	—	563,785
Time Deposits
Fixed Rate	154,474	607,287	231,780	2		993,543
Floating Rate	59	—	—	—		59
Federal Home Loan Bank Advances	95	294	2,640	—		3,029
Junior Subordinated Debentures	82,406					82,406
Other Liabilities					29,049	29,049
Stockholders’ Equity					363,987	363,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,563	$804,752	$502,496	$131,665	$1,087,381	$2,841,857

Repricing Gap	$1,368,706	$(499,602)	$41,886	$2,966	$(913,956)	$—
Cumulative Repricing Gap	$1,368,706	$869,104	$910,990	$913,956	$—	$—
Cumulative Repricing Gap as a Percentage of Total Assets	48.16%	30.58%	32.06%	32.16%	0.00%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	50.78%	32.25%	33.80%	33.91%	0.00%

(1)	Includes non-accrual loans in loans held for sale.

The repricing gap analysis measures the static timing of repricing risk of assets and liabilities (i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same period). Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Core deposits that have no maturity dates (demand deposits, savings, money market checking and NOW accounts and other time deposits) are assigned to categories based on expected decay rates.

As of September 30, 2012, the cumulative repricing gap for the three-month period was at an asset-sensitive position and 50.78 percent of interest-earning assets, which increased from 36.85 percent as of December 31, 2011. The increase was mainly due to a $302.5 million decrease in fixed rate time deposits, a $118.3 million increase in cash and due from other banks, and a $34.4 million increase in floating rate loans, partially offset by a $47.0 million decrease in federal funds sold.

The cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 32.25 percent of interest-earning assets, which increased from 22.26 percent as of December 31, 2011. The increase was mainly due to a $288.1 million decrease in fixed rate time deposits, a $116.3 million increase in cash and due from other banks, a $62.8 million increase in floating rate loans, and a $50.0 million increase in money market checking and NOW accounts, partially offset by a $67.0 million decrease in federal funds sold, a $42.8 million decrease in fixed rate investment securities, and a $40.5 million increase in fixed rate loans.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In Thousands)
Cumulative Repricing Gap	$1,368,706	$960,898	$869,104	$580,284
Percentage of Total Assets	48.16%	35.01%	30.58%	21.14%
Percentage of Interest-Earning Assets	50.78%	36.85%	32.25%	22.26%

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

Rate Shock Table
	Percentage Change		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(In Thousands)
200%	12.84%	4.99%	$12,730	$19,984
100%	5.52%	2.58%	$5,479	$10,347
(100%)	(1)	(1)	(1)	(1)
(200%)	(1)	(1)	(1)	(1)

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

As of September 30, 2012, the Bank was “well capitalized” according to the regulatory guidelines.

Hanmi Financial and the Bank are required to notify the FRB if their respective capital ratios fall below those set forth in the capital plan submitted to the FRB.

Based on submissions to and consultations with the FRB, we believe that the Bank has taken the required corrective action and has complied with substantially all of the requirements of the Written Agreement.

Liquidity – Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2012. On August 29, 2008, we elected to suspend payment of quarterly dividends on our common stock in order to preserve our capital position. In addition, we are prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of the Written Agreement without the prior written consent on FRB, beginning with the interest payment that was due on January 15, 2009. Accrued interest payable on junior subordinated debentures amounted to $12.2 million and $9.8 million at September 30, 2012 and December 31, 2011, respectively. Upon the termination of the Written Agreement, management intends to pay interest in arrears on our junior subordinated debentures to bring them current. As of September 30, 2012, Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $30.2 million, down from $31.7 million as of December 31, 2011.

Liquidity – Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2012, the Bank had no brokered deposits, and had FHLB advances of $3.0 million compared to $3.3 million as of December 31, 2011.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of September 30, 2012, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $317.5 million and $314.5 million, respectively. The Bank’s FHLB borrowings as of September 30, 2012 totaled $3.0 million, representing 0.11 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $56.1 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $90.8 million, and had no borrowings as of September 30, 2012. Additionally, the Bank is currently in the primary credit of the Borrower in Custody Program of the Fed Discount Window. The primary credit is available to depository institutions in sound overall condition to meet short-term (typically overnight), backup funding needs. Normally, prime credit will be granted on a “no-questions-asked,” minimal administered basis generally with no restriction. Furthermore, in October 2011, South Street Securities LLC extended a line of credit to the Bank for reverse repurchase agreements up to a maximum of $100.0 million.

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

SUBSEQUENT EVENTS

On October 29, 2012, the DFI informed the Bank that the Bank’s overall condition has improved and that the Memorandum of Understanding entered into between the Bank and the DFI on May 1, 2012 (the “MOU”) has been terminated. Accordingly, the Bank is no longer subjected to any of the requirements imposed by the MOU.

On October 31, 2012, Lonny D. Robinson tendered his resignation as Executive Vice President and Chief Financial Officer of Hanmi Financial and the Bank, effective November 13, 2012. Mr. Robinson’s resignation does not stem from any disagreement with Hanmi Financial or the Bank. Concurrently with Mr. Robinson’s resignation, the Board of Directors of Hanmi Financial has appointed Mark Yoon as interim Chief Financial Officer, effective November 13, 2012. Mr. Yoon currently serves as Hanmi Financial’s Senior Vice President and Chief Strategy Officer and will continue in those roles while he serves as interim Chief Financial Officer.

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events disclosed above, there have been no subsequent events that occurred during such period would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2012, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this Report. During our most recent fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

HANMI FINANCIAL CORPORATION

Date:	November 2, 2012	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

By:	/s/ Lonny D. Robinson
Lonny D. Robinson
Executive Vice President and Chief Financial Officer