Form 10-K
period 2012-12-31
HANMI FINANCIAL CORP
filed 2013-03-15
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐         No  ☒

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $320,085,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of March 1, 2013 was 31,584,193 shares.

Documents Incorporated By Reference Herein: Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2012, is incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K).

HANMI FINANCIAL CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report on Form 10-K other than statements of historical fact are “forward –looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. These factors include the following:

•	failure to attract new deposits and loans;

•	failure to maintain adequate levels of capital to support our operations;

•	a significant number of customers failing to perform under their loans and other extensions of credit;

•	fluctuations in interest rates and a decline in the level of our interest rate spread;

•	inability to access sufficient funding sources when needed;

•	regulatory restrictions on Hanmi Bank’s ability to pay dividends to us and on our ability to make payments on our obligations;

•

significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;

•	our use of appraisals in deciding whether to make loans secured by real property, which does not ensure that the value of the real property collateral will be sufficient to pay our loans;

•	failure to attract or retain our key employees;

•	credit quality and the effect of credit quality on our provision for credit losses and allowance for loan losses;

•	volatility and disruption in financial, credit and securities markets, and the price of our common stock;

•	deterioration in financial markets that may result in impairment charges relating to our securities portfolio;

•	competition and demographic changes in our primary market areas;

•	global hostilities, acts of war or terrorism, including but not limited to, conflict between North Korea and South Korea;

•	the effects of litigation against us;

•	significant government regulations, legislation and potential changes thereto, including as a result of the Dodd-Frank Act; and

•	other risks described herein and in the other reports and statements we file with the U.S. Securities and Exchange Commission.

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

General

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) is a Delaware corporation incorporated on March 14, 2000 to be the holding company for Hanmi Bank (the “Bank”) and is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”). Hanmi Financial also elected financial holding company status under the BHCA in 2000. Our principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010, and our telephone number is (213) 382-2200.

Hanmi Bank, our primary subsidiary, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“Financial Code”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDIA”) up to applicable limits thereof, and the Bank is a member of the Federal Reserve System. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. At December 31, 2012, the Bank maintained a branch network of 27 full-service branch offices in California and one loan production office (“LPO”) in Washington.

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

The Bank’s revenues are derived primarily from interest and fees on our loans, interest and dividends on our securities portfolio, and service charges on deposit accounts. A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2012		2011		2010
	(In Thousands)
Interest and Fees on Loans	$108,982	75.3%	$117,671	77.1%	$137,328	80.8%
Interest and Dividends on Investments	9,630	6.7%	10,518	6.9%	6,631	3.9%
Other Interest Income	1,188	0.8%	618	0.4%	553	0.3%
Service Charges on Deposit Accounts	12,146	8.4%	12,826	8.4%	14,049	8.3%
Other Non-Interest Income	12,666	8.8%	11,025	7.2%	11,357	6.7%

Total Revenues	$144,612	100.0%	$152,658	100.0%	$169,918	100.0%

Termination of Regulatory Enforcement Actions

On November 2, 2009, the Board of Directors of the Bank consented to the issuance of the Final Order (the “Order”) with the California Department of Financial Institutions (the “DFI”). On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). The Order and the Written Agreement contained a list of strict requirements ranging from a capital directive to developing a contingency funding plan.

Following a target joint examination of the Bank by the DFI and the FRB, which commenced in February 2012, and based on the improved condition of the Bank noted at the examination, the Bank entered into a Memorandum of Understanding (“MOU”) with the DFI on May 1, 2012. Concurrently with the entry into the MOU, the DFI issued an order terminating the Order.

After our annual joint examination of the Bank by the DFI and the FRB, which commenced in August 2012, the DFI informed the Bank that the Bank’s overall condition had improved and that the MOU had been terminated effective October 29, 2012. Furthermore, on December 4, 2012, the FRB informed Hanmi Financial and the Bank that the Written Agreement has been terminated. Accordingly, Hanmi Financial and the Bank are no longer subject to any of the requirements imposed by the MOU and the Written Agreement or any other enforcement action.

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

Commercial Term Loans

The Bank finances small and middle market businesses in a wide spectrum of industries throughout California. The Bank offers term loans for a variety of needs, including loans for working capital, purchases of equipment, machinery or inventory, business acquisitions, renovation of facilities, and refinancing of existing business-related debts. These loans have repayment terms of up to seven years.

Commercial Lines of Credit

The Bank offers lines of credit for a variety of short-term needs, including lines of credit for working capital, account receivable and inventory financing, and other purposes related to business operations. Commercial lines of credit usually have a term of 12 months or less.

SBA Loans

The Bank originates loans qualifying for guarantees issued by the U.S. Small Business Administration (“SBA”), an independent agency of the federal government. The SBA guarantees on such loans currently range from 75 percent to 85 percent of the principal. The Bank typically requires that SBA loans be secured by business assets and by a first or second deed of trust on any available real property. When the loan is secured by a first deed of trust on real property, the Bank generally obtains appraisals in accordance with applicable regulations. SBA loans have terms ranging from 5 to 20 years depending on the use of the proceeds. To qualify for a SBA loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA loan, it has an obligation to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. The Bank retains the right to service the SBA loans, for which it receives servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2012, the Bank had $156.6 million of SBA loans in its portfolio, and was servicing $297.2 million of SBA loans sold to investors.

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

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of the such bank’s stockholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent on a secured basis. At December 31, 2012, the Bank’s authorized legal lending limits for loans to one borrower were $75.5 million for unsecured loans plus an additional $50.3 million for specific secured loans. However, the Bank has established internal loan limits that are lower than the legal lending limits.

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

The Bank analyzes its allowance for loan losses on a quarterly basis. As an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The DFI and the FRB may require the Bank to recognize additions to the allowance for loan losses through a provision for credit losses based upon their assessment of the information available to them at the time of their examinations.

Deposits

The Bank offers a traditional array of deposit products, including non-interest bearing checking accounts, interest bearing checking and savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts and certificates of deposit. These accounts, except for non-interest bearing checking accounts, earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor fit products and bundle those that meet the customer’s needs. This approach is designed to add value for the customer, increase products per household and produce higher service fee income.

Website

We maintain an Internet website at www.hanmi.com. We make available on the website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, as soon as reasonably practicable after we file such reports with the U. S. Securities and Exchange Commission (“SEC”). None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K. These reports and other information on file can be inspected and copied at the public reference facilities of the SEC at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is www.sec.gov.

Employees

As of December 31, 2012, the Bank had 415 full-time employees and 17 part-time employees, and Chun-Ha and All World had 37 full-time employees and 1 part-time employee. Our employees are not represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

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

Our business is also influenced by the monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Government and the policies of regulatory agencies, particularly the FRB. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which became law on July 21, 2010, significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. Dodd-Frank followed other legislative and regulatory initiatives in 2008 and 2009 in response to the economic downturn and financial industry instability. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Dodd-Frank includes, among other things, the following:

(i)	the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

(ii)	expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

(iii)	the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

(iv)	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

(v)	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

(vi)	the termination of investments by the U.S. Treasury under TARP;

(vii)	the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

(viii)	a permanent increase of FDIC deposit insurance to $250,000;

(ix)	authorization for financial institutions to pay interest on business checking accounts;

(x)	changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity and an increase in the minimum insurance ratio for the Deposit Insurance Fund (“DIF”) from 1.15 percent to 1.35 percent;

(xi)	the elimination of remaining barriers to de novo interstate branching by federal- and state-chartered banks;

(xii)	expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

(xiii)	the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and state chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

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

As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted, and we may be required to make changes to certain of our business practices. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

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

In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking regulators. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock and an effective floor for tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in 2013. We are unable at this time to predict how the final rules will differ from the proposed rules and the effective date of the final rules. We will continue to monitor Basel III developments and remain committed to managing our capital levels in a prudent manner.

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

•	limit or prohibit and require the FRB’s prior approval of the payment of dividends.

•	require financial holding companies to divest non-banking activities or subsidiary banks if they fail to meet certain financial holding company standards.

•

approve acquisitions of more than 5 percent of the voting shares of another bank and mergers with other banks or savings institutions and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

A bank holding company is required to file with the FRB annual reports and other information regarding its business operations and those of its non-banking subsidiaries. It is also subject to supervision and examination by the FRB. Examinations are designed to inform the FRB of the financial condition and nature of the operations of the bank holding company and its subsidiaries and to monitor compliance with the BHCA and other laws affecting the operations of bank holding companies. To determine whether potential weaknesses in the condition or operations of bank holding companies might pose a risk to the safety and soundness of their subsidiary banks, examinations focus on whether a bank holding company has adequate systems and internal controls in place to manage the risks inherent in its business, including credit risk, interest rate risk, market risk, liquidity risk, operational risk, legal risk and reputation risk.

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

Regulatory Restrictions on Dividends; Source of Strength

Hanmi Financial is regarded as a legal entity separate and distinct from its other subsidiaries. The principal source of our revenue is dividends received from the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to Hanmi Financial without regulatory approval. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

The Federal Reserve’s view is that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations, or both. The source-of-strength doctrine, now codified in the federal banking statues pursuant to Dodd-Frank, most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action” including obtaining a guarantee by the bank holding company of a capital plan for undercapitalized bank subsidiaries. See “Prompt Corrective Action Regulations” below. Additionally, if a bank holding company has more than one bank subsidiary, the FDIA provides that each subsidiary bank may have “cross-guaranty” liability for any loss incurred by the FDIC in connection with the failure of another commonly-controlled bank.

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

Capital Adequacy Requirements

At December 31, 2012, Hanmi Financial and the Bank’s capital ratios exceeded the minimum percentage requirements to be deemed “well capitalized” for regulatory purposes. See “Notes to Consolidated Financial Statements, Note 1 — Regulatory Matters.” The regulatory capital guidelines and the actual capital ratios for Hanmi Financial and the Bank as of December 31, 2012, were as follows:

	Regulatory Capital Guidelines		Actual
	Adequately Capitalized	Well Capitalized	Hanmi Financial	Hanmi Bank
Total Risk-Based Capital Ratio	8.00%	10.00%	20.65%	19.85%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	19.37%	18.58%
Tier 1 Leverage Rate	4.00%	5.00%	14.95%	14.33%

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

Qualifying capital is classified depending on the type of capital:

•

“Tier I capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. The capital received from trust preferred offerings also qualifies as Tier I capital, subject to the new provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a 3-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1. Since the Company had less than $15 billion in assets at December 31, 2012, under the Dodd-Frank Act, it will be able to continue to include its existing trust preferred debt in Tier 1 capital.

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

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized,” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10 percent, 6 percent and 5 percent, respectively. At December 31, 2012, the respective capital ratios of Hanmi Financial and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

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

Hanmi Financial and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3 percent. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3 percent minimum, for a minimum of 4 percent to 5 percent. As of December 31, 2012, the Hanmi Financial’s leverage capital ratio was 14.95 percent, and the Bank’s leverage capital ratio was 14.33 percent, both ratios well exceeding regulatory minimums.

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

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5 percent of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all, or substantially all, of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control.

In addition, any company is required to obtain the approval of the Federal Reserve under the Bank Holding Company Act before acquiring 25 percent (5 percent in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a “controlling influence” over the company.

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

Securities Registration

Hanmi Financial’s common stock is publicly held and listed on the NASDAQ Stock Market (“NASDAQ”). Hanmi Financial is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated thereunder as well as listing requirements of NASDAQ. Dodd-Frank includes the following provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including Hanmi Financial: (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria similar to the requirements of the American Recovery and Reinvestment Act of 2009 for TARP CPP recipients, (3) enhanced independence requirements for compensation committee members, and (4) SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement.

The Bank

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the DFI and by the FRB, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and federal banking regulations including Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders,” including officers directors and principal stockholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties.

Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Section 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.

Pursuant to the FDIA and the Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or by non-bank subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

If, as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•	direct an increase in capital or establish specific minimum capital ratios;

•	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions;

•	enter into informal non-public or formal public memoranda of understanding or written agreements;

•	enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action;

•	remove officers and directors and assess civil monetary penalties;

•	terminate the Bank’s deposit insurance, which would also result in the revocation of the Bank’s license by the DFI; and

•	take possession and close and liquidate the Bank.

Brokered Deposits

Under the FDIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2012, the Bank had no brokered deposits.

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

Federal Home Loan Bank System

The Bank is a member and stockholder of the capital stock of the Federal Home Loan Bank of San Francisco. Among other benefits, each Federal Home Loan Bank (“FHLB”) serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $25 million (100 percent of “membership asset value” as defined), or (ii) an activity based stock requirement (based on percentage of outstanding advances). At December 31, 2012, the Bank was in compliance with the FHLB’s stock ownership requirement, and our investment in FHLB capital stock totaled $17.8 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2012 were $275.1 million and $272.1 million, respectively.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking and non-personal time deposits). At December 31, 2012, the Bank was in compliance with these requirements.

Prompt Corrective Action Regulations

The FDIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0 percent of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by Dodd-Frank. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates.

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

Our FDIC insurance expense totaled $4.2 million for 2012. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rate, which is determined quarterly, was 0.00160% of insured deposits for the year ended December 31, 2012. The total FICO assessment in 2012 was $157,000.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material effect on our earnings.

In November 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program ( “TAGP”) as part of the Temporary Liquidity Guarantee Program ( “TLGP”). Under this program, all non-interest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. The TAGP expired as of December 31, 2012 and the FDIC will no longer provide separate, unlimited deposit insurance under that program.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe and unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC. The termination of deposit insurance for the Bank could have a material adverse effect on our financial condition and results of operations due to the fact that the Bank’s liquidity position would likely be affected by deposit withdrawal activity.

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

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDIA’s prompt corrective action regulations and the supervisory authority of the federal and state banking agencies discussed above.

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

The powers of the Board of Directors of the Bank to declare a cash dividend to its holding company is subject to California law as set forth in the Financial Code, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the

DFI, in an amount not exceeding the greatest of: 1) retained earnings of the bank; 2) the net income of the bank for its last fiscal year; or 3) the net income of the bank for its current fiscal year. Due to the Bank’s retained deficit of $122.6 million as of December 31, 2012, the Bank is restricted under the Financial Code from making dividends to Hanmi Financial without the prior approval of the DFI. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” for a further discussion of restrictions on the Bank’s ability to pay dividends to Hanmi Financial.

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

Consumer Laws

The Bank must comply with numerous consumer protection statutes and implementing regulations, including the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the Americans with Disabilities Act, statues and regulations regarding unfair, deceptive or abusive acts or practices, and various federal and state privacy protection laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Dodd-Frank provides for the creation of the Consumer Financial Protection Bureau as an independent entity within the Federal Reserve. This bureau is a new regulatory agency for United States banks. It will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for consumer financial protection compliance by their primary federal banking agency.

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

Risks Relating to our Business

Unfavorable economic and market conditions could continue to adversely affect our industry. Declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. Unfavorable economic developments beginning in 2008 have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. The impact on the Bank’s credit quality has stabilized; however, there is a risk that economic conditions will deteriorate. Further economic deterioration could exacerbate the adverse effects of the difficult market conditions on us and others in the financial institutions industry. Particularly, we may face the following risks in connection with these events:

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

•	Our liquidity could be negatively impacted by an inability to access the capital markets, unforeseen or extraordinary demands on cash, or regulatory restrictions.

Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. The Bank’s operations are located primarily in Los Angeles County and Orange

County in Southern California. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. The continued deterioration in economic conditions in the Bank’s market areas, continued high unemployment or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.

Our concentration in loans collateralized by commercial real estate property located primarily in Southern California could have adverse effects on credit quality. As of December 31, 2012, the Bank’s loan portfolio included commercial property, construction, and commercial and industrial loans, which were collateralized by commercial real estate properties located primarily in Southern California, totaling $1.8 billion, or 87.7 percent of total gross loans. Because of this concentration, a potential deterioration of the commercial real estate market in Southern California could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans. Among the factors that could contribute to such a potential decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2012, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings totaling $451.5 million, or 22.0 percent of total gross loans; (ii) borrowers in the accommodation industry totaling $330.7 million, or 16.1 percent of total gross loans; and (iii) gas stations totaling $276.0 million, or 13.5 percent of total gross loans. Most of these loans are in Southern California. Because of these concentrations of loans in specific industries, a continued deterioration of the Southern California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences for the Bank.

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

If economic conditions deteriorate, it may exacerbate the following consequences:

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

We are subject to government regulations that could limit or restrict our activities, which in turn could adversely affect our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, including the enactment of Dodd-Frank Act, changes in existing laws, or repeals of existing laws may cause our results to differ materially from historical and projected performance. Further, federal monetary policy, particularly as implemented through the Federal Reserve Board, significantly affects credit conditions and a material change in these conditions could have a material adverse impact on our financial condition and results of operations.

Additional requirements imposed by the Dodd-Frank Act and other regulations could adversely affect us. The Dodd-Frank Act and related regulations subject us and other financial institutions to more restrictions, oversight, reporting obligations and costs. In addition, this increased regulation of the financial services industry restricts the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules and may make it more difficult for us to attract and retain qualified executive officers and employees.

Our Tier 1 risk-based capital will be negatively impacted by the Collins Amendment provisions of the Dodd-Frank Act. The Collins Amendment provision of the Dodd-Frank Act imposes increased capital requirements in the future. The Collins Amendment also requires federal banking regulators to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions, bank and thrift holding companies, and systemically important nonbank financial companies. These capital requirements must not be less than the Generally Applicable Risk Based Capital Requirements and the Generally Applicable Leverage Capital Requirements as of July 21, 2010, and must not be quantitatively lower than the requirements that were in effect for insured depository institution as of July 21, 2010. The Collins Amendment defines Generally Applicable Risk Based Capital Requirements and Generally Applicable Leverage Capital Requirements to mean the risk-based capital requirements and minimum ratios of Tier 1 risk-based capital to average total assets, respectively, established by the appropriate federal banking agencies to apply to insured depository institutions under the Prompt Corrective Action provisions, regardless of total consolidated asset size or foreign financial exposure. Over a three-year phase-out period effective January 1, 2013, trust preferred securities will no longer qualify as Tier 1 risk-based capital for certain bank holding companies.

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

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings. As required by the Dodd-Frank Act, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan (i) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund, and (ii) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required. The Federal Deposit Insurance Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2 percent of insured deposits by 2027.

The amount of premiums that we are required to pay for FDIC insurance is generally beyond our control. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

The impact of the new Basel III capital standards will likely impose enhanced capital adequacy standards on us. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III, which were approved in November 2010 by the G20 leadership. In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking institutions. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock, and an effective floor for tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in 2013. There is no assurance that the proposed rules will be adopted in their current form, what changes may be made prior to adoption, or when the final rules will be effective.

We are subject to the risk that the global credit crisis, despite efforts by global governments to halt that crisis, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results. Global capital markets and economic conditions are still unstable and the resulting disruption has been particularly acute in the financial sector. During the past several years, several large European banks experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts. There is no assurance that these and other plans and programs will be successful in halting the global credit crisis or in preventing other banks from failing. The failure of regulatory initiatives to help stabilize the financial markets and a worsening of financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to capital, liquidity, the financial condition of our borrowers, and credit or the value of our securities.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, our banking space. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. The unexpected loss of services of one or more of our key personnel of failure to attract or retain such employees could have a material adverse effect on our financial condition and results of operations.

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

Changes in accounting standards may affect how we record and report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes and their impacts on us can be hard to predict and may result in unexpected and materially adverse impacts on our reported financial condition and results of operations.

We are required to assess the recoverability of our deferred tax assets on an ongoing basis. Deferred tax assets are evaluated on a quarterly basis to determine if they are expected to be recoverable in the future. Our evaluation considers positive and negative evidence to assess whether it is more likely than not that a portion of the asset will not be realized. Future negative operating performance or other negative evidence may result in a valuation allowance being recorded against some or the entire amount. A valuation allowance on our deferred tax asset could have a material adverse impact on our capital and results of operations.

We may become subject to regulatory restrictions in the event that our capital levels decline. We cannot provide any assurance that our total risk-based capital ratio or other capital ratios will not decline in the future such that the Bank may be considered to be “undercapitalized” for regulatory purposes. If a state member bank, like the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Reserve Bank. Pursuant to Federal Deposit Insurance Corporation Improvement Act, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve Bank of a capital restoration plan for the bank. Pursuant to Section 38 of the Federal Deposit Insurance Act and Federal Reserve Board Regulation H, the Federal Reserve Bank also has the discretion to impose certain other corrective actions.

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

We could be negatively impacted by downturns in the South Korean economy. Many of our customers are locally based Korean-Americans who also conduct business in South Korea. Although we conduct most of our business with locally-based customers and rely on domestically located assets to collateralize our loans and credit arrangements, we have historically had some exposure to the economy of South Korea. Management closely monitors our exposure to the South Korean economy, and to date, we have not experienced any significant loss attributable to our exposure to South Korea. Nevertheless, our efforts to minimize exposure to downturns in the South Korean economy may not be successful in the future, and a significant downturn in the South Korean economy could possibly have a material adverse effect on our financial condition and results of operations.

In addition, due to our customer base being largely made up of Korean-Americans, our deposit base could significantly decrease as a result of deterioration in the Korean economy. For example, some of our customers’ businesses may rely on funds from South Korea. Further, our customers may temporarily withdraw deposits in order to transfer funds and benefit from gains on foreign exchange and interest rates, and/or to support their relatives in South Korea during downturns in the Korean economy. A significant decrease in our deposits could also have a material adverse effect on our financial condition and results of operations.

Our board of directors is exploring and evaluating strategic alternatives. Our board of directors is exploring and evaluating potential strategic alternatives that may be available to us. We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that our exploration of strategic alternatives will result in any specific action or transaction. We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

Risks Relating to Ownership of Our Common Stock

The Bank is currently restricted from paying dividends to us and we are restricted from paying dividends to stockholders. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank currently has a retained deficit of $122.6 million as of December 31, 2012 and suffered net losses in 2010, 2009 and 2008, largely caused by provision for credit losses and goodwill impairments. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to us, with or without Commissioner approval.

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors identified above in “Cautionary Note Regarding Forward-Looking Statements.” A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation and potential delisting from the NASDAQ.

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

In addition, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of December 31, 2012, 21,550 shares of our common stock were issuable under options granted in connection with our stock option plans and stock warrants issued in connection with the registered rights and best efforts offerings. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

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

Holders of our junior subordinated debentures have rights that are senior to those of our stockholders. As of December 31, 2012, we had outstanding $82.4 million of trust preferred securities issued by our subsidiary trusts. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The junior subordinated debentures underlying the trust preferred securities are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

The following table sets forth information about our offices as of December 31, 2012:

Office	Address	City/State	Owned/ Leased
Corporate Headquarters (1)	3660 Wilshire Boulevard, Penthouse Suite A	Los Angeles, CA	Leased
Branches:
Beverly Hills Branch	9300 Wilshire Boulevard, Suite 101	Beverly Hills, CA	Leased
Cerritos – Artesia Branch	11754 East Artesia Boulevard	Artesia, CA	Leased
Cerritos – South Branch	11900 South Street, Suite 109	Cerritos, CA	Leased
Downtown – Los Angeles Branch	950 South Los Angeles Street	Los Angeles, CA	Leased
Diamond Bar Branch	1101 Brea Canyon Road, Suite A-1	Diamond Bar, CA	Leased
Fashion District Branch	726 East 12th Street, Suite 211	Los Angeles, CA	Leased
Fullerton – Beach Branch (3)	5245 Beach Boulevard	Buena Park, CA	Leased
Garden Grove – Brookhurst Branch	9820 Garden Grove Boulevard	Garden Grove, CA	Owned
Garden Grove – Magnolia Branch	9122 Garden Grove Boulevard	Garden Grove, CA	Owned
Gardena Branch	2001 West Redondo Beach Boulevard	Gardena, CA	Leased
Irvine Branch	14474 Culver Drive, Suite D	Irvine, CA	Leased
Koreatown Galleria Branch	3250 West Olympic Boulevard, Suite 200	Los Angeles, CA	Leased
Koreatown Plaza Branch	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
Northridge Branch	10180 Reseda Boulevard	Northridge, CA	Leased
Olympic Branch (2)	3737 West Olympic Boulevard	Los Angeles, CA	Owned
Olympic – Kingsley Branch	3099 West Olympic Boulevard	Los Angeles, CA	Owned
Rancho Cucamonga Branch	9759 Baseline Road	Rancho Cucamonga, CA	Leased
Rowland Heights Branch	18720 East Colima Road	Rowland Heights, CA	Leased
San Diego Branch	4637 Convoy Street, Suite 101	San Diego, CA	Leased
San Francisco Branch	1469 Webster Street	San Francisco, CA	Leased
Silicon Valley Branch	2765 El Camino Real	Santa Clara, CA	Leased
Torrance – Crenshaw Branch	2370 Crenshaw Boulevard, Suite H	Torrance, CA	Leased
Torrance – Del Amo Mall Branch	21838 Hawthorne Boulevard	Torrance, CA	Leased
Van Nuys Branch	14427 Sherman Way	Van Nuys, CA	Leased
Vermont Branch (3)	933 South Vermont Avenue	Los Angeles, CA	Owned
Western Branch	120 South Western Avenue	Los Angeles, CA	Leased
Wilshire – Hobart Branch	3660 Wilshire Boulevard, Suite 103	Los Angeles, CA	Leased
Departments:
Commercial Loan Department (1)	3660 Wilshire Boulevard, Suite 1050	Los Angeles, CA	Leased
Consumer Lending Center (1)	3660 Wilshire Boulevard, Suite 116	Los Angeles, CA	Leased
Private Banking Department (1)	3737 West Olympic Boulevard	Los Angeles, CA	Leased
International Finance Department (1)	933 South Vermont Avenue, 2nd Floor	Los Angeles, CA	Leased
SBA Loan Center (1)	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
LPOs and Subsidiaries:
Northwest Region LPO (1)	500 108th Avenue NE, Suite 1760	Bellevue, WA	Leased
Chun-Ha/All World (1)	12912 Brookhurst Street, Suite 480	Garden Grove, CA	Leased
Chun-Ha (1)	3660 Wilshire Boulevard, Suite 528	Los Angeles, CA	Leased

(1)	Deposits are not accepted at this facility.

(2)	Training Facility is also located at this facility.

(3)	Administrative offices are also located at this facility.

As of December 31, 2012, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $15.2 million. Our lease expense was $5.5 million for the year ended December 31, 2012. Hanmi Financial and its subsidiaries consider their present facilities to be sufficient for their current operations.

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

Market Information

The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported on the Nasdaq Global Select Market under the symbol “HAFC”:

	High	Low	Cash Dividend
2012:
Fourth Quarter	$13.62	$11.77	$—
Third Quarter	$13.33	$10.38	$—
Second Quarter	$10.68	$9.17	$—
First Quarter	$10.59	$7.72	$—
2011:
Fourth Quarter	$8.56	$6.48	$—
Third Quarter	$10.00	$6.40	$—
Second Quarter	$11.44	$6.64	$—
First Quarter	$11.44	$8.80	$—

Holders

Hanmi Financial had 229 registered stockholders of record as of February 1, 2013.

Dividends

It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only out of income available to it over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that a bank holding company should not maintain dividend levels that undermine its ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that a bank holding company should carefully review its dividend policy, and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

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

As a result of the net loss incurred by the Bank in prior years, the Bank is currently not able to pay dividends to Hanmi Financial under Section 642. Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction set forth in Section 642, dividends in an amount not exceeding the greatest of (a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year or (c) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Financial Institutions. The Bank had an accumulated deficit of $122.6 million as of December 31, 2012 and is not able to pay dividends under Section 643.

The junior subordinated debentures underlying our trust preferred securities are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We deferred distributions on our $82.4 million of outstanding junior subordinated debentures (and related trust preferred securities) with the interest payment that was due on January 15, 2009. Upon termination of the regulatory enforcement actions by the FRB on December 4, 2012 and the DFI on October 29, 2012, Hanmi Financial paid accrued interest of $4.6 million on December 15, 2012 for the Trust II and, subsequent to December 31, 2012, has paid accrued interest of $5.2 million and $3.1 million in January 2013 for the Trust I and III, respectively.

Performance Graph

The following graph shows a comparison of stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: 1) the Nasdaq Composite® (U.S.) Index; 2) the Standard and Poor’s (“S&P”) 500 Financials Index; and 3) the SNL Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

	As of December 31,
	2007	2008	2009	2010	2011	2012
Hanmi Financial Corporation	$100.00	$23.90	$13.92	$13.34	$10.73	$19.71
NASDAQ Composite	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
S&P 500 Financials	$100.00	$61.51	$75.94	$85.65	$85.65	$97.13
SNL Bank $1B-$5B Index	$100.00	$82.94	$59.45	$67.39	$61.46	$75.78

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2012, there were no purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates. As of December 31, 2012, there was no current plan authorizing purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2012 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except for Per Share Data)
SUMMARY STATEMENTS OF OPERATIONS:
Interest and Dividend Income	$119,800	$128,807	$144,512	$184,147	$238,183
Interest Expense	18,745	27,630	38,638	82,918	103,782

Net Interest Income Before Provision for Credit Losses	101,055	101,177	105,874	101,229	134,401
Provision for Credit Losses	6,000	12,100	122,496	196,387	75,676
Non-Interest Income	24,812	23,851	25,406	32,110	32,854
Non-Interest Expense	76,861	84,048	96,805	90,354	195,027

Income (Loss) Before Provision (Benefit) for Income Taxes	43,006	28,880	(88,021)	(153,402)	(103,448)
Provision (Benefit) for Income Taxes	(47,368)	733	(12)	(31,125)	(1,355)

NET INCOME (LOSS)	$90,374	$28,147	$(88,009)	$(122,277)	$(102,093)

SUMMARY BALANCE SHEETS:
Cash and Cash Equivalents	$268,047	$201,683	$249,720	$154,110	$215,947
Total Investment Securities	451,060	441,604	413,963	133,289	197,117
Net Loans (1)	1,986,051	1,871,607	2,121,067	2,674,064	3,291,125
Total Assets	2,882,520	2,744,824	2,907,148	3,162,706	3,875,816
Total Deposits	2,395,963	2,344,910	2,466,721	2,749,327	3,070,080
Total Liabilities	2,504,156	2,459,216	2,733,892	3,012,962	3,611,901
Total Stockholders’ Equity	378,364	285,608	173,256	149,744	263,915
Tangible Equity	377,029	284,075	171,023	146,362	258,965
Average Net Loans (1)	1,917,453	1,995,313	2,368,369	3,044,395	3,276,142
Average Investment Securities	412,554	446,198	215,280	188,325	271,802
Average Interest-Earning Assets	2,686,425	2,752,696	2,981,878	3,611,009	3,653,720
Average Total Assets	2,792,352	2,787,707	2,998,507	3,717,179	3,866,856
Average Deposits	2,349,082	2,404,655	2,587,686	3,109,322	2,913,171
Average Borrowings	85,760	153,148	243,690	341,514	591,930
Average Interest-Bearing Liabilities	1,758,135	1,957,077	2,268,954	2,909,014	2,874,470
Average Stockholders’ Equity	328,016	200,517	137,968	225,708	323,462
Average Tangible Equity	326,589	198,626	135,171	221,537	264,490
PER SHARE DATA:
Earnings (Loss) Per Share – Basic (2)	$2.87	$1.38	$(7.46)	$(20.56)	$(17.84)
Earnings (Loss) Per Share – Diluted (2)	$2.87	$1.38	$(7.46)	$(20.56)	$(17.84)
Book Value Per Share (3)	$12.01	$9.07	$9.20	$23.44	$46.00
Tangible Book Value Per Share (4)	$11.97	$9.02	$9.04	$22.88	$45.12
Cash Dividends Per Share	$—	$—	$—	$—	$0.72
Common Shares Outstanding	31,496,540	31,489,201	18,899,799	6,397,799	5,738,194

(1)	Loans receivable, net of allowance for loan losses and deferred loan fees.

(2)

The computation of basic and diluted earnings (loss) per share was adjusted retroactively for all periods presented to reflect the 1-for-8 reverse stock split, which became effective on December 19, 2011.

(3)	Total stockholders’ equity divided by common shares outstanding.

(4)	Tangible equity divided by common shares outstanding.

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
SELECTED PERFORMANCE RATIOS:
Return on Average Assets (5)	3.24%	1.01%	-2.94%	-3.29%	-2.64%
Return on Average Stockholders’ Equity (6)	27.55%	14.04%	-63.79%	-54.17%	-31.56%
Return on Average Tangible Equity (7)	27.67%	14.17%	-65.11%	-55.19%	-38.60%
Net Interest Spread (8)	3.40%	3.27%	3.15%	2.28%	2.95%
Net Interest Margin (9)	3.77%	3.68%	3.55%	2.84%	3.72%
Efficiency Ratio (10)	61.07%	67.22%	73.74%	67.76%	116.60%
Dividend Payout Ratio (11)	—	—	—	—	-4.05%
Average Stockholders’ Equity to Average Total Assets	11.75%	7.19%	4.60%	6.07%	8.36%
SELECTED CAPITAL RATIOS:
Total Capital to Total Risk-Weighted Assets:
Hanmi Financial	20.65%	18.66%	12.32%	9.12%	10.79%
Hanmi Bank	19.85%	17.57%	12.22%	9.07%	10.70%
Tier 1 Capital to Total Risk-Weighted Assets:
Hanmi Financial	19.37%	17.36%	10.09%	6.76%	9.52%
Hanmi Bank	18.58%	16.28%	10.91%	7.77%	9.44%
Tier 1 Capital to Average Total Assets:
Hanmi Financial	14.95%	13.34%	7.90%	5.82%	8.93%
Hanmi Bank	14.33%	12.50%	8.55%	6.69%	8.85%
SELECTED ASSET QUALITY RATIOS:
Non-Performing Loans to Total Gross Loans (12)	1.82%	2.70%	6.38%	7.78%	3.67%
Non-Performing Assets to Total Assets (13)	1.32%	1.91%	5.04%	7.76%	3.17%
Net Loan Charge-Offs to Average Total Gross Loans	1.70%	3.25%	4.79%	3.88%	1.38%
Allowance for Loan Losses to Total Gross Loans	3.09%	4.64%	6.55%	5.15%	2.13%
Allowance for Loan Losses to Non-Performing Loans	169.81%	171.71%	102.54%	66.19%	58.23%

(5)	Net income (loss) divided by average total assets.

(6)	Net income (loss) divided by average stockholders’ equity.

(7)	Net income (loss) divided by average tangible equity.

(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(9)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

(10)	Total non-interest expense divided by the sum of net interest income before provision for credit losses and total non-interest income.

(11)	Dividends declared per share divided by basic earnings (loss) per share.

(12)	Non-performing loans, excluding loans held for sale, consist of non-accrual loan and loans past due 90 days or more still accruing interest.

(13)	Non-performing assets consist of non-performing loans and other real estate owned.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Average Stockholders’ Equity	$328,016	$200,517	$137,968	$225,708	$323,462
Less Average Goodwill and Average Other Intangible Assets	(1,427)	(1,891)	(2,797)	(4,171)	(58,972)

Average Tangible Equity	$326,589	$198,626	$135,171	$221,537	$264,490

Return on Average Stockholders’ Equity	27.55%	14.04%	-63.79%	-54.17%	-31.56%
Effect of Average Goodwill and Average Other Intangible Assets	0.12%	0.13%	-1.32%	-1.02%	-7.04%

Return on Average Tangible Equity	27.67%	14.17%	-65.11%	-55.19%	-38.60%

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands, Except Per Share Data)
Total Stockholders’ Equity	$378,364	$285,608	$173,256	$149,744	$263,915
Less Goodwill and Other Intangible Assets	(1,335)	(1,533)	(2,233)	(3,382)	(4,950)

Tangible Equity	$377,029	$284,075	$171,023	$146,362	$258,965

Book Value Per Share	$12.01	$9.07	$9.20	$23.44	$46.00
Effect of Goodwill and Other Intangible Assets	(0.04)	(0.05)	(0.16)	(0.56)	(0.88)

Tangible Book Value Per Share	$11.97	$9.02	$9.04	$22.88	$45.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2012, 2011, and 2010. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies that govern the application of U.S. generally accepted accounting principles (“GAAP”) in the preparation of our Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex. Our significant accounting policies are discussed in the “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies.” Management believes that the following policies are critical.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Our allowance for loan losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on 14 segmented loan pools by type and risk rating, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in non-performing loans. Concentration of credit, change of lending management and staff, quality of loan review system, and change in interest rates are other qualitative factors that are considered in our methodologies. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan losses and allowance for off-balance sheet items.

Loan Sales

We normally sell guaranteed portion of certain SBA loans to secondary market investors. When SBA guaranteed loans are sold, we generally retain the right to service these loans. We record a loan servicing asset when the benefits of servicing are expected to be more than adequate compensation to a servicer, which is determined by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions (such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates) are also used in determining the value of the loan servicing assets. Loan servicing assets are discussed in more detail in “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies” and “Note 5 — Loans” presented elsewhere herein.

We reclassify certain loans to loans held for sale. In such reclassification, we take into consideration a number of factors, including, but not limited to, the following:

•	NPL and/or classified status, non-accrual status, and days delinquent;

•	possibility of rehabilitation or workout for the near future and long term earning capability as an asset;

•	number of times the loan was modified;

•	overall debt coverage ratio;

•	whether the debt is on troubled debt restructure status;

•	the location of the collateral; and

•	the borrower’s overall financial condition.

The fair value of nonperforming loans held for sale is generally based upon the recent appraisals, quotes, bids or sales contract prices which approximate the fair value. All loans held for sale are recorded at the lower of cost or fair value.

Investment Securities

The classification and accounting for investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies” and “Note 5 – Investment Securities” presented elsewhere herein. Under FASB ASC 320, “Investment,” investment securities generally must be classified as held-to-maturity, available-for-sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.

The fair values of investment securities are generally determined by quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

For debt securities, the classification of OTTI depends on whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its costs basis, and on the nature of the impairment. If we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other than temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value.

The Company had an equity investment of less than five percent in a publicly traded company, Pacific International Bancorp (“PIB”), and recognized an OTTI of $176,000 and $116,000 in the second and third quarter, respectively, of 2012. We will continue to monitor the investment for impairment and make appropriate reductions in carrying value when necessary. Other than this OTTI, management does not believe that there is any investment securities that are deemed other-than-temporarily impaired as of December 31, 2012.

Income Taxes

In accordance with the provisions of FASB ASC 740, the Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

As of December 31, 2012, the Company’s deferred tax assets of $51.0 million were primarily the result of net operating loss carryforwards, allowance for loan losses, and tax credit carryforwards. For the year ended December 31, 2012, the Company recorded a net valuation allowance release of $62.6 million based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

The Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2012, in part because possible sources of taxable income were available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards, management determined that sufficient positive evidence existed as of December 31, 2012, to conclude that it is more likely than not that deferred taxes were fully realizable, and therefore, reduced the valuation allowance accordingly.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 2 — Summary of Significant Accounting Policies” and “Note 11 — Income Taxes” presented elsewhere herein.

EXECUTIVE OVERVIEW

For the years ended December 31, 2012, 2011 and 2010, we recognized net income of $90.4 million and $28.1 million and net loss of $88.0 million, respectively. The increase in net income for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily attributable to the reversal of the deferred tax asset (“DTA”) valuation allowance, which contributed an income tax benefit of $47.4 million. The increase in net income for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily the result of lower levels of provision for credit losses of $12.1 million compared to $122.5 million in 2010. For the years ended December 31, 2012, 2011 and 2010, our earnings per diluted share was $2.87, $1.38 and a loss per diluted share of $7.46, respectively.

Subsequent to our annual full-scope examination by the California Department of Financial Institutions (the “DFI”) and the Federal Reserve Bank (the “FRB”), which commenced in August 2012, the DFI terminated the Memorandum of Understanding on October 29, 2012 and the FRB terminated the Written Agreement on December 4, 2012. As a result, Hanmi Financial and the Bank are no longer subject to any regulatory enforcement actions, allowing us to focus on growth and profitability.

Significant financial highlights include:

•

With improvement in new loan production, gross loans increased by $109.8 million, or 5.7 percent, to $2.05 billion as of December 31, 2012, compared to $1.94 billion as of December 31, 2011. During 2011, gross loans decreased by $292.3 million, or 13.1 percent, compared to $2.23 billion as of December 31, 2010, owing mainly to higher levels of problem loan sales and charge offs.

•

Asset quality improved in 2012 as indicated by lower levels of non-performing assets declining to1.32 percent of total assets as of December 31, 2012, compared to 1.91 percent of total assets as of December 31, 2011. Similarly, delinquent loans, 30 to 89 days past due and still accruing, declined to $2.4 million, or 0.12 percent of gross loans, at December 31, 2012 from $13.9 million, or 0.72 percent of gross loans, at December 31, 2011. The Bank’s strategy of selling notes before non-performing assets were moved into foreclosure has allowed us to efficiently reduce them.

•

Reversal of a $62.6 million DTA valuation allowance contributed an income tax benefit of $47.4 million to net income of $90.4 million for the year ended December 31, 2012. Our effective tax rate is estimated to be approximately 39% for 2013.

•

Net interest margin continued to increase year over year. For the year ended December 31, 2012, net interest margin was 3.77 percent, increases of 9 and 22 basis points compared to 3.68 percent and 3.55 percent for the years ended December 31, 2011 and 2010, respectively.

•

Operating efficiency improved to 61.07 percent for the year ended December 31, 2012, from 67.22 percent for the year ended the December 31, 2011 and 73.74 percent for the year ended December 31, 2010, reflecting higher revenues and lower operating costs.

Outlook for fiscal 2013

With strong asset quality and the lifting of the regulatory enforcement requirements, we believe that we are well positioned to take on the following strategic goals in 2013.

First, we would like to optimize our operating efficiency through strategic cost management and active cross-selling, while deploying our excess liquidity to quality loan production. This is the basis for our organic growth and profitability in this new normal environment.

In addition, we would like to increase our marketing and sales competitiveness by continuously emphasizing and rewarding personalized, relationship-based banking, and recruiting, retaining, and rewarding talented employees. This should enable us to offer value-added services and products to our customers.

Furthermore, given that our market will continue to evolve and be highly competitive, we will be proactive in exploring all strategic options available to us.

RESULTS OF OPERATIONS

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by changes to interest rates, the demand for such loans, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board.

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	For the Year Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
				(In Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$1,993,367	$108,982	5.47%	$2,114,546	$117,671	5.56%	$2,544,472	$137,328	5.40%
Municipal Securities—Taxable	45,213	1,796	3.97%	21,740	884	4.07%	3,746	189	5.05%
Municipal Securities—Tax Exempt (2)	12,902	606	4.70%	6,544	332	5.07%	6,909	346	5.01%
Obligations of Other U.S. Government Agencies	77,053	1,372	1.78%	121,961	1,963	1.61%	69,112	1,952	2.82%
Other Debt Securities	277,386	5,250	1.89%	295,953	6,921	2.34%	135,513	3,733	2.75%
Equity Securities	31,356	818	2.61%	33,573	534	1.59%	37,437	532	1.42%
Federal Funds Sold	14,178	60	0.42%	5,857	27	0.46%	10,346	52	0.50%
Term Federal Funds Sold	70,478	706	1.00%	38,693	276	0.71%	8,342	33	0.40%
Interest-Bearing Deposits in Other Banks	164,492	422	0.26%	113,829	315	0.28%	166,001	468	0.28%

Total Interest-Earning Assets	2,686,425	120,012	4.47%	2,752,696	128,923	4.68%	2,981,878	144,633	4.85%

Noninterest-Earning Assets:
Cash and Cash Equivalents	71,123			68,255			67,492
Allowance for Loan Losses	(75,914)			(119,233)			(176,103)
Other Assets	110,718			85,989			125,240

Total Noninterest-Earning Assets	105,927			35,011			16,629

TOTAL ASSETS	$2,792,352			$2,787,707			$2,998,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$110,349	2,152	1.95%	$109,272	2,757	2.52%	$119,754	3,439	2.87%
Money Market Checking and NOW Accounts	529,976	3,085	0.58%	465,840	3,461	0.74%	464,864	4,936	1.06%
Time Deposits of $100,000 or More	681,173	7,290	1.07%	913,643	13,855	1.52%	1,069,600	19,529	1.83%
Other Time Deposits	350,877	3,350	0.95%	315,174	3,885	1.23%	371,046	6,504	1.75%
FHLB Advances	3,354	165	4.92%	66,191	662	1.00%	158,531	1,366	0.86%
Other Borrowings	—	—	—	4,551	95	2.09%	2,753	53	1.93%
Junior Subordinated Debentures	82,406	2,703	3.28%	82,406	2,915	3.54%	82,406	2,811	3.41%

Total Interest-Bearing Liabilities	1,758,135	18,745	1.07%	1,957,077	27,630	1.41%	2,268,954	38,638	1.70%

Noninterest-Bearing Liabilities:
Demand Deposits	676,707			600,726			562,422
Other Liabilities	29,494			29,387			29,163

Total Noninterest-Bearing Liabilities	706,201			630,113			591,585

Total Liabilities	2,464,336			2,587,190			2,860,539
Stockholders’ Equity	328,016			200,517			137,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,792,352			$2,787,707			$2,998,507

NET INTEREST INCOME		$101,267			$101,293			$105,995

COST OF DEPOSITS			0.68%			1.00%			1.33%

NET INTEREST SPREAD (3)			3.40%			3.27%			3.15%

NET INTEREST MARGIN (4)			3.77%			3.68%			3.55%

(1)

Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.5 million, $2.0 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net of Deferred Loan Fees	$(6,649)	$(2,040)	$(8,689)	$(21,995)	$2,338	$(19,657)
Municipal Securities — Taxable	903	9	912	739	(44)	695
Municipal Securities — Tax Exempt	266	8	274	(19)	5	(14)
Obligations of Other U.S. Government Agencies	(540)	(51)	(591)	1,082	(1,071)	11
Other Debt Securities	(412)	(1,259)	(1,671)	3,828	(640)	3,188
Equity Securities	11	273	284	(58)	60	2
Federal Funds Sold	32	1	33	(21)	(4)	(25)
Term Federal Funds Sold	288	142	430	198	45	243
Interest-Bearing Deposits in Other Banks	102	5	107	(144)	(9)	(153)

Total Interest and Dividend Income	$(5,999)	$(2,912)	$(8,911)	$(16,390)	$680	$(15,710)

Interest Expense:
Savings	$(12)	$(593)	$(605)	$(286)	$(396)	$(682)
Money Market Checking and NOW Accounts	1	(377)	(376)	5	(1,480)	(1,475)
Time Deposits of $100,000 or More	(3,040)	(3,525)	(6,565)	(2,626)	(3,048)	(5,674)
Other Time Deposits	(31)	(504)	(535)	(882)	(1,737)	(2,619)
FHLB Advances	(351)	(146)	(497)	(809)	105	(704)
Other Borrowings	(48)	(47)	(95)	38	4	42
Junior Subordinated Debentures	—	(212)	(212)	—	104	104

Total Interest Expense	$(3,481)	$(5,404)	$(8,885)	$(4,560)	$(6,448)	$(11,008)

Change in Net Interest Income	$(2,518)	$2,492	$(26)	$(11,830)	$7,128	$(4,702)

For the years ended December 31, 2012, 2011 and 2010, net interest income before provision for credit losses on a tax-equivalent basis was $101.3 million, $101.3 million and $106.0 million, respectively. The net interest spread and net interest margin for the year ended December 31, 2012 were 3.40 percent and 3.77 percent, respectively, compared to 3.27 percent and 3.68 percent, respectively, for the year ended December 31, 2011, and 3.15 percent and 3.55 percent, respectively, for the year ended December 31, 2010. Net interest income remained stable for the years ended December 31, 2012 and 2011 due to the decrease in interest income, which was primarily offset by the decrease in interest expense. The decrease in interest income was due primarily to declines in average loans outstanding and loan yields, and a decrease in other debt securities yield. This decrease was primarily offset in the interest expense by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposits. The decrease in net interest income in 2011 as compared to 2010 was primarily due to decreases in average loan outstanding and investment yields, which was partially offset by higher loan yields and lower deposit costs resulting from the replacement of higher-cost promotional time deposits with low-cost deposit products.

Average gross loans were $1.99 billion in 2012, as compared with $2.11 billion in 2011 and $2.54 billion in 2010, representing decreases of 5.7 percent and 16.9 percent in 2012 and 2011, respectively. Average investment securities were $412.6 million in 2012, as compared with $446.2 million in 2011 and $215.3 million in 2010, representing a decrease of 7.5 percent in 2012 and an increase of 107.3 percent in 2011. Average interest-earning assets were $2.69 billion in 2012, as compared with $2.75 billion in 2011 and $2.98 billion in 2010, representing decreases of 2.2 percent and 7.7 percent in 2012 and 2011, respectively. The decrease in average interest earning assets was a direct result of the proactive disposition of problem loans under the credit quality improvement strategy and the balance sheet deleveraging strategy during 2012 and 2011. Average interest-bearing liabilities were $1.76 billion in 2012, as compared to $1.96 billion in 2011 and $2.27 billion in 2010, representing decreases of 10.2 percent and 13.7 percent in 2012 and 2011, respectively. Average Federal Home Loan Bank advances were $3.4 million in 2012, as compared with $66.2 million in 2011 and $158.5 million in 2010, representing decreases of 94.9 percent and 58.2 percent in 2012 and 2011, respectively.

The average yield on interest-earning assets decreased by 21 basis points to 4.47 percent in 2012, after a 17 basis point decrease to 4.68 percent in 2011 from 4.85 percent in 2010, due primarily to lower yields on investment securities and loans. The average yield on gross loans decreased by 9 basis points to 5.47 percent in 2012, after a 16 basis point increase to 5.56 percent in 2011 from 5.40 percent in 2010. The decrease in 2012 was attributable to lower interest rates on new loans resulting from rising competition in the market, and the increase in 2011 was attributable to a decrease in our overall level of nonaccrual loans. Total loan interest and fee income decreased by $8.7 million, or 7.4 percent, to $109.0 million in 2012, after a $19.7 million, or 14.3 percent, decrease to $117.7 million in 2011 from $137.3 million in 2010. The average cost on interest-bearing liabilities decreased by 34 basis points to 1.07 percent in 2012, after a decrease of 29 basis points to 1.41 percent in 2011 from 1.70 percent in 2010. These decreases were primarily due to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits.

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

Due to the continued improvement of our overall credit quality during 2012, net charge-offs decreased by $34.9 million, or 50.8 percent, to $33.8 million for the year ended December 31, 2012 from $68.7 million for the year ended December 31, 2011. Non-accrual loans decreased by $15.1 million, or 28.8 percent, to $37.3 million for the year ended December 31, 2012 from $52.4 million for the year ended December 31, 2011. Delinquent loans, 30 to 89 days past due and still accruing, decreased by $11.5 million, or 82.7 percent, to $2.4 million for the year ended December 31, 2012 from $13.9 million for the year ended December 31, 2011. All other credit metrics also experienced improvements as the quality of the loan portfolio improved. Therefore, provision for credit losses was $6.0 million for the year ended December 31, 2012, compared to $12.1 million for the year ended December 31, 2011. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

For the year ended December 31, 2011, the provision for credit losses was $12.1 million, compared to $122.5 million for the year ended December 31, 2010. The decrease in the provision for credit losses was attributable to a decrease in problem loans and an improvement in asset quality through aggressive management of our problem assets. Net charge-offs decreased by $53.2 million, or 43.7 percent, from $121.9 million for the year ended

December 31, 2010 to $68.7 million for the year ended December 31, 2011. Non-performing loans decreased from $142.4 million, or 6.38 percent of total gross loans, as of December 31, 2010 to $52.4 million, or 2.7 percent of total gross loans, as of December 31, 2011.

Non-Interest Income

The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Service Charges on Deposit Accounts	$12,146	$12,826	$14,049
Insurance Commissions	4,857	4,500	4,695
Remittance Fees	1,976	1,925	1,968
Trade Finance Fees	1,140	1,305	1,523
Other Service Charges and Fees	1,499	1,447	1,516
Bank-Owned Life Insurance Income	1,110	939	942
Gain on Sales of SBA Loans Guaranteed Portion	9,923	4,543	514
Net Loss on Sales of Other Loans	(9,481)	(6,020)	—
Net Gain on Sales of Investment Securities	1,396	1,635	122
Net Impairment Loss Recognized in Earnings	(292)	—	(790)
Other Operating Income	538	751	867

Total Non-Interest Income	$24,812	$23,851	$25,406

For the year ended December 31, 2012, non-interest income was $24.8 million, an increase of $961,000, or 4.0 percent, from $23.9 million for the year ended December 31, 2011. The increase in non-interest income for 2012 was primarily attributable to a gain from selling the guaranteed portions of SBA loans, partially offset by a net loss recognized from selling other loans. Gain from selling the guaranteed portions of SBA loans for the year ended December 31, 2012 totaled $9.9 million, or 40.0 percent of total non-interest income, a $5.4 million increase from $4.5 million for the year ended December 31, 2011. However, the net loss on sales of other loans increased to $9.5 million for the year ended December 31, 2012 from $6.0 million for the year ended December 31, 2011. This increase was a result of management’s effort to reduce problem and non-performing assets. The other large source of non-interest income for the year ended December 31, 2012 was service charges on deposit accounts, which represented 49.0 percent of total non-interest income for the year ended December 31, 2012. Service charge income decreased to $12.1 million for the year ended December 31, 2012, compared with $12.8 million for the year ended December 31, 2011, due mainly to a decrease in number of non-interest bearing demand deposit accounts.

For the year ended December 31, 2011, non-interest income was $23.9 million, a decrease of $1.6 million, or 6.1 percent, from $25.4 million for the year ended December 31, 2010. This decrease was primarily attributable to a decrease in service charges on deposit accounts, and an increase in net loss on sales of other loans, partially offset by an increase in gain on sales of guaranteed portions of SBA loans and an increase in net gain recognized from the sale of investment securities. The service charges on deposit accounts decreased by $1.2 million, or 8.7 percent, to $12.8 million for the year ended December 31, 2011 compared to $14.0 million for the year ended December 31, 2010, due primarily to the decreased deposit portfolio driven by our balance-sheet deleveraging strategy. The net loss on sale of loans was $1.5 million compared to the net gain of $514,000 for the year ended December 31, 2010, as a result of our effort to enhance our credit quality through note sales. Impaired loans of $135.0 million and $119.2 million were sold during 2011 and 2010, respectively. The net gain from the sales of investment securities increased by $1.5 million for the year ended December 31, 2011 to $1.6 million compared to $122,000 for the year ended December 31, 2010. The aforementioned higher level of sales transactions of loans and investment securities in 2011 was a direct result of our balance-sheet deleveraging strategy. The additional liquidity from such sales of assets allowed us to reduce wholesale funds.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Salaries and Employee Benefits	$36,931	$35,465	$36,730
Occupancy and Equipment	10,424	10,353	10,773
Deposit Insurance Premiums and Regulatory Assessments	4,431	6,630	10,756
Data Processing	4,941	5,601	5,931
Other Real Estate Owned Expense	344	1,620	10,679
Professional Fees	4,694	4,187	3,521
Directors and Officers Liability Insurance	1,186	2,940	2,865
Supplies and Communications	2,370	2,323	2,302
Advertising and Promotion	3,876	2,993	2,394
Loan-Related Expense	527	827	1,147
Amortization of Other Intangible Assets	198	700	1,149
Expense related to Unconsummated Capital Offerings	—	2,220	—
Other Operating Expenses	6,939	8,189	8,558

Total Non-Interest Expense	$76,861	$84,048	$96,805

For the year ended December 31, 2012, non-interest expense was $76.9 million, a decrease of $7.1 million, or 8.5 percent, from $84.0 million for the year ended December 31, 2011. This decrease was due primarily to a non-recurring expense of $2.2 million related to an unconsummated capital raise in 2011, and reductions in deposit insurance premiums, directors and officers liability insurance and other real estate owned expense. Reflecting improved overall financial conditions, premiums for deposit insurance premium and regulatory assessments decreased by $2.2 million, or 33.2 percent, to $4.4 million, for the year ended December 31, 2012, compared to $6.6 million for the year ended December 31, 2011. For the same reason, along with a change in new insurance carriers, directors and officers liability insurance also decreased by $1.7 million, or 58.6 percent, to $1.2 million for the year ended December 31, 2012, compared to $2.9 million for the year ended December 31, 2011. Salaries and employee benefits, however, increased by $1.4 million, or 4.0 percent, to $36.9 million for the year ended December 31, 2012, compared to $35.5 million for the year ended December 31, 2011, due mainly to increased bonus provisions and incentive awards during 2012. Other real estate owned expenses decreased by $1.3 million, or 78.8 percent, to $344,000 for the year ended December 31, 2012, compared to $1.6 million for the year ended December 31, 2011, due mainly to our reduction of OREO properties.

For the year ended December 31, 2011, non-interest expense was $84.0 million, a decrease of $12.8 million, or 13.2 percent, from $96.8 million for the year ended December 31, 2010. The decrease was primarily due to the decreases in OREO expense and deposit insurance premiums and regulatory assessments, partially offset by the expense incurred in relation to an unconsummated capital raise in 2011. OREO expense decreased by $9.1 million to $1.6 million for the year ended December 31, 2011 compared to $10.7 million for the year ended December 31, 2010, due mainly to the absence of $8.7 million valuation allowance charged during the prior year and a decrease in maintenance costs related to foreclosed assets. The deposit insurance premiums and regulatory assessments decreased by $4.1 million, or 38.4 percent, to $6.6 million compared to $10.8 million for the year ended December 31, 2010, due primarily to the lower assessment rates for the FDIC insurance on deposits. The average assessment rates decreased by 16 basis points to 26 basis points for the year ended December 31, 2011 from 41 basis points for the year ended December 31, 2010, resulting from the improvement in risk categories of the Bank and the Dodd-Frank Act’s changes to FDIC assessment systems in early 2011.

Income Taxes

As of December 31, 2012, the Company’s net deferred tax assets of $51.0 million were primarily the result of net operating loss carryforwards, allowance for loan losses, and tax credit carryforwards. For the year ended December 31, 2012, the Company recorded a net valuation allowance release of $62.6 million based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. For the year ended December 31, 2012, total income tax benefit was $47.4 million, resulting in an effective rate of (110.14)%.

The Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2012, in part because possible sources of taxable income were available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards, management determined that sufficient positive evidence existed as of December 31, 2012, to conclude that it is more likely than not that deferred taxes were fully realizable, and therefore, reduced the valuation allowance accordingly.

FINANCIAL CONDITION

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of December 31, 2012, 2011 and 2010. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of December 31, 2012, our investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations. Investment securities available for sale were 100.00 percent, 86.5 percent and 99.8 percent of the total investment portfolio as of December 31, 2012, 2011 and 2010, respectively. Most of the investment securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2012, 2011 and 2010.

During 2012, all held-to-maturity securities were reclassified to available-for-sale securities. As more than 95 percent of the reclassified securities were municipal bonds, the Company decided to reclassify all held-to-maturity securities to available-for-sale securities to be more proactive under the current municipal market with a rising default risk. These securities carried a fair value of $52.3 million and an amortized cost of $50.3 million at December 31, 2012.

As of December 31, 2012, securities available for sale were $451.1 million, or 15.6 percent of total assets, compared to $381.9 million, or 13.9 percent of total assets, as of December 31, 2011. For the year ended December 31, 2012, our total investment portfolio increased by $9.5 million, or 2.2 percent, to $451.1 million from $441.6 million as of December 31, 2011, due to purchases of $267.9 million of investment securities available for sale, offset mainly by paydowns, sales and scheduled amortization.

The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	As of December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Securities Held to Maturity:
Municipal Bonds-Tax Exempt	$—	$—	$9,815	$9,867	$696	$696
Municipal Bonds-Taxable	—	—	38,797	38,392	—	—
Mortgage-Backed Securities (1)	—	—	3,137	3,128	—	—
U.S. Government Agency Securities	—	—	7,993	7,976	149	151

Total Securities Held to Maturity	$—	$—	$59,742	$59,363	$845	$847

Securities Available for Sale:
Mortgage-Backed Securities (1)	$157,185	160,326	110,433	113,005	108,436	109,842
Collateralized Mortgage Obligations (1)	98,821	100,487	161,214	162,837	139,053	137,193
U.S. Government Agency Securities	92,990	93,118	72,385	72,548	114,066	113,334
Municipal Bonds-Tax Exempt	12,209	12,812	5,901	6,138	18,032	16,603
Municipal Bonds-Taxable	44,248	46,142	3,389	3,482	4,388	4,425
Corporate Bonds	20,470	20,400	20,460	19,836	20,449	20,205
SBA Loan Pools Securities	14,104	14,026	—	—	—	—
Asset-Backed Securities	—	—	—	—	7,115	7,384
Other Securities	3,331	3,357	3,318	3,335	3,305	3,259
Equity Securities	354	392	647	681	647	873

Total Securities Available for Sale	$443,712	$451,060	$377,747	$381,862	$415,491	$413,118

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of December 31, 2012:

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In Thousands)
Mortgage-Backed Securities	$239	3.60%	$93,536	1.93%	$49,550	2.06%	$13,860	2.86%
Collateralized Mortgage Obligations	8,530	0.85%	64,464	1.73%	22,944	1.79%	2,883	2.47%
U.S. Government Agency Securities	—	—	6,039	1.45%	69,976	1.97%	16,975	1.89%
Municipal Bonds-Tax Exempt (1)	—	—	698	7.06%	5,186	2.86%	6,325	3.63%
Municipal Bonds-Taxable	—	—	1,050	3.47%	26,893	4.00%	16,305	4.32%
Corporate Bonds	—	—	20,470	1.81%	—	—	—	—
SBA Loan Pools Securities	—	—	4,940	1.38%	—	—	9,164	1.85%
Other Securities	3,331	1.28%	—	—	—	—	—	—
Equity Securities	—	—	—	—	—	—	354	—

Total	$12,100	1.02%	$191,197	1.85%	$174,549	2.31%	$65,866	2.87%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35%.

The amortized cost and estimated fair value of investment securities as of December 31, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—
Over One Year Through Five Years	28,257	28,342
Over Five Years Through Ten Years	105,386	106,787
Over Ten Years	39,605	40,700
Mortgage-Backed Securities	157,185	160,326
Collateralized Mortgage Obligations	98,821	100,487
SBA Loans Pool Securities	14,104	14,026
Equity Securities	354	392

Total	$443,712	$451,060

We periodically evaluate our investments for other-than-temporary impairment (“OTTI”). The Company had an equity security with a carrying value of $296,000 at December 31, 2012. During 2012, the issuer’s financial condition had deteriorated, and it was determined that the investment value is other-than-temporarily impaired. Based on the closing prices of the shares at September 30, 2012 and June 30, 2012, we recorded OTTI charges of $176,000 and $116,000, respectively, to write down the investment value to its fair value. As such, for the year ended December 31, 2012, the total OTTI charge on this equity security was $292,000. During the fourth quarter of 2012, there was no OTTI on this equity security due to the improved closing price of the shares being higher than the book value.

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2012 and December 31, 2011:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
December 31, 2012:
Mortgage-Backed Securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
Collateralized Mortgage Obligations	109	14,344	5	—	—	—	109	14,344	5
U.S. Government Agency Securities	94	26,894	9	—	—	—	94	26,894	9
Municipal Bonds-Taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate Bonds	-	—	—	246	10,738	3	246	10,738	3
SBA Loans Pool Securities	82	11,004	3	—	—	—	82	11,004	3
Other Securities	1	12	1	46	953	1	47	965	2
Equity Securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

December 31, 2011:
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligations	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Corporate Bonds	41	4,445	2	582	15,391	4	623	19,836	6
Other Securities	1	12	1	41	959	1	42	971	2
Equity Securities	51	85	1	—	—	—	51	85	1

Total	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

The impairment losses described previously are not included in the above table. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2012 and 2011 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2012. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes that this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities, other than the OTTI write-down related to an equity security, that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2012 and December 31, 2011 are not other-than-temporarily impaired, and therefore, no other impairment charges as of December 31, 2012 and December 31, 2011 are warranted.

Investment securities available for sale with carrying values of $18.2 million and $45.8 million as of December 31, 2012 and December 31, 2011, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

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

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated, excluding loans held for sale:

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Real Estate Loans:
Commercial Property	$787,094	$663,023	$729,222	$839,598	$908,970
Construction	—	33,976	60,995	126,350	178,783
Residential Property	101,778	52,921	62,645	77,149	92,361

Total Real Estate Loans	888,872	749,920	852,862	1,043,097	1,180,114
Commercial and Industrial Loans:
Commercial Term	884,364	944,836	1,118,999	1,420,034	1,611,449
Commercial Lines of Credit	56,121	55,770	59,056	101,159	214,699
SBA Loans	148,306	116,192	105,688	134,521	140,989
International Loans	34,221	28,676	44,167	53,488	95,185

Total Commercial and Industrial Loans	1,123,012	1,145,474	1,327,910	1,709,202	2,062,322
Consumer Loans (1)	36,676	43,346	50,300	63,303	83,525

Total Gross Loans	$2,048,560	$1,938,740	$2,231,072	$2,815,602	$3,325,961

(1)	Consumer loans include home equity lines of credit.

As of December 31, 2012 and 2011, loans receivable (excluding loans held for sale), net of deferred loan costs and allowance for loan losses, totaled $1.99 billion and $1.85 billion, respectively, representing an increase of $137.0 million, or 7.4 percent. Total gross loans increased by $109.8 million, or 5.7 percent, to $2.05 billion as of December 31, 2012, from $1.94 billion as of December 31, 2011.

The increase was due mainly to a $124.1 million increase in commercial property, a $48.9 million increase in residential property, and a $32.1 million increase in SBA loans, partially offset by a $60.5 million decrease in commercial term loans and a $34.0 million decrease in construction loans for the year ended December 31, 2012. The increase in commercial property loans was due to $222.5 million new loans and $15.2 million purchases, partially offset by $35.5 million loans transferred to loans held for sale, $8.5 million charge-offs, and $69.7 million net amortization and payoffs. The increase in residential property was mainly due to $67.6 million purchases, partially offset by $2.2 million loans transferred to loans held for sale and $16.1 million net amortization and payoffs. The increase in SBA loans was due to $38.5 million new loans, partially offset by $1.2 million loans transferred to loans held for sale, $1.8 million charge-offs, and $3.4 million net amortization and payoffs. The decrease in commercial term loans was due to $202.5 million net amortization and payoffs, $46.4 million loans transferred to loans held for sale, and $23.9 million charge-offs, partially offset by $211.5 million new loans. The decrease in constructions was due to $22.8 million net amortization and payoffs, $9.3 million loans transferred to loans held for sale, and $2.0 million charge-offs. As of December 31, 2012, we did not have any construction loan.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	As of December 31,
	2012	2011	2010	2009	2008
Real Estate Loans:
Commercial Property	38.4%	34.2%	32.7%	29.9%	27.2%
Construction	0.0%	1.8%	2.7%	4.5%	5.4%
Residential Property	5.0%	2.7%	2.8%	2.7%	2.8%

Total Real Estate Loans	43.4%	38.7%	38.2%	37.1%	35.4%
Commercial and Industrial Loans:
Commercial Term	43.2%	48.7%	50.2%	50.4%	48.5%
Commercial Lines of Credit	2.7%	2.9%	2.6%	3.6%	6.5%
SBA Loans	7.2%	6.0%	4.7%	4.8%	4.2%
International Loans	1.7%	1.5%	2.0%	1.9%	2.9%

Total Commercial and Industrial Loans	54.8%	59.1%	59.5%	60.7%	62.1%
Consumer Loans	1.8%	2.2%	2.3%	2.2%	2.5%

Total Gross Loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Commitments to Extend Credit	$182,746	$158,748	$178,424	$262,821	$386,785
Standby Letters of Credit	10,588	12,742	15,226	17,225	47,289
Commercial Letters of Credit	6,092	9,298	11,899	13,544	29,177
Unused Credit Card Lines	13,459	15,937	24,649	23,408	16,912

Total Undisbursed Loan Commitments	$212,885	$196,725	$230,198	$316,998	$480,163

The table below shows the maturity distribution and repricing intervals of outstanding loans as of December 31, 2012. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $37.3 million.

	Within One Year	After One Year But Within Five Years	After Five Years	Total
	(In Thousands)
Real Estate Loans:
Commercial Property	$415,398	$360,935	$10,761	$787,094
Construction	—	—	—	—
Residential Property	80,439	19,856	1,483	101,778

Total Real Estate Loans	495,837	380,791	12,244	888,872
Commercial and Industrial Loans:
Commercial Term	605,277	270,213	8,874	884,364
Commercial Lines of Credit	55,910	191	20	56,121
SBA Loans	139,195	8,698	413	148,306
International Loans	34,221	—	—	34,221

Total Commercial and Industrial Loans	834,603	279,102	9,307	1,123,012
Consumer Loans	36,388	288	—	36,676

Total Gross Loans	$1,366,828	$660,181	$21,551	$2,048,560

Loans With Predetermined Interest Rates	$232,356	$351,342	$20,497	$604,195
Loans With Variable Interest Rates	$1,134,472	$308,839	$1,054	$1,444,365

As of December 31, 2012, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

Industry	Balance as of December 31, 2012	Percentage of Total Gross Loans Outstanding
	(In Thousands)
Lessors of Non-Residential Buildings	$451,452	22.0%
Accommodation/Hospitality	330,720	16.1%
Gasoline Stations	276,042	13.5%

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

Except for non-performing loans set forth below, management is not aware of any loans as of December 31, 2012 and 2011 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of December 31 for the years indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Non-Performing Loans:
Commercial Property	$3,176	$4,820	$45,677	$58,927	$8,160
Construction	—	8,310	17,691	15,185	38,163
Residential Property	1,270	2,745	1,925	3,335	1,350
Commercial and Industrial Loans	31,074	36,342	76,097	140,931	73,007
Consumer Loans	1,759	161	1,047	622	143

Total Non-Accrual Loans	37,279	52,378	142,437	219,000	120,823

Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest):
Commercial and Industrial Loans	—	—	—	—	989
Consumer Loans	—	—	—	67	86

Total Loans 90 Days or More Past Due and Still Accruing (as to Principal or Interest)	—	—	—	67	1,075

Total Non-Performing Loans (1) (2)	37,279	52,378	142,437	219,067	121,898
Other Real Estate Owned	774	180	4,089	26,306	823

Total Non-Performing Assets	$38,053	$52,558	$146,526	$245,373	$122,721

Performing Troubled Debt Restructured Loans	$16,980	$28,375	$47,395	$—	$—

Non-Performing Loans as a Percentage of Total Gross Loans	1.82%	2.70%	6.38%	7.78%	3.67%
Non-Performing Assets as a Percentage of Total Assets	1.32%	1.91%	5.04%	7.76%	3.17%

(1)	Include troubled debt restructured non-performing loans of $18.8 million, $23.2 million and $27.0 million as of December 31, 2012, 2011 and 2010, respectively.

(2)	Exclude loans held for sale.

Loans on non-accrual status, excluding loans held for sale, totaled $37.3 million as of December 31, 2012, compared to $52.4 million as of December 31, 2011, representing a 28.8 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $16.5 million as of December 31, 2012, compared to $35.2 million as of December 31, 2011, representing a 53.1 percent decrease. Of the $16.5 million delinquent loans as of December 31, 2012, $14.1 million was included in non-performing loans. The $21.2 million of the $35.2 million delinquent loans as of December 31, 2011 was included in non-performing loans. During the year ended December 31, 2012, loans totaling $69.4 million were placed on non-accrual status. The additions to nonaccrual loans were offset by $38.2 million in charge-offs, $23.5 million transferred to loans held for sale, $16.0 million in principal paydowns and payoffs, $6.0 million that were transferred back to accrual status, and $0.7 million that were transferred to OREO.

The ratio of non-performing loans to total gross loans also decreased to 1.82 percent at December 31, 2012 from 2.70 percent at December 31, 2011 due primarily to the decrease in non-accrual loans. During the same period, our allowance for loan losses decreased $26.6 million, or 29.6 percent, to $63.3 million from $89.9 million. Of the $37.3 million non-performing loans, approximately $29.2 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $4.4 million as of December 31, 2012. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of December 31, 2012, other real estate owned consisted of two properties located in Illinois and Virginia with a combined carrying value of $774,000 with no valuation adjustment. For the year ended December 31, 2012, six properties were transferred from loans receivable to other real estate owned at fair value less aggregate selling costs of $3.1 million, and a valuation adjustment of $433,000 was recorded. As of December 31, 2011, there was one real estate owned property, located in Colorado, with a net carrying value of $180,000.

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

The following table provides information on impaired loans, disaggregated by loan class as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2012:
Real Estate Loans:
Commercial Property
Retail	$2,930	$3,024	$2,930	$—	$—	$2,357	$136
Land	2,097	2,307	2,097	—	—	2,140	179
Other	527	527	—	527	67	835	43
Construction	—	—	—	—	—	6,012	207
Residential Property	3,265	3,308	1,866	1,399	94	3,268	164
Commercial and Industrial Loans:
Commercial Term
Unsecured	14,532	15,515	6,826	7,706	2,144	14,160	821
Secured By Real Estate	22,050	23,221	9,520	12,530	2,319	21,894	1,723
Commercial Lines of Credit	1,521	1,704	848	673	230	1,688	64
SBA Loans	6,170	10,244	4,294	1,876	762	7,173	1,131
International Loans	—	—	—	—	—	—	—
Consumer Loans	1,652	1,711	449	1,203	615	1,205	73

Total Gross Loans	$54,744	$61,561	$28,830	$25,914	$6,231	$60,732	$4,541

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126	$105	$—
Land	3,178	3,210	—	3,178	360	16,910	78
Other	14,773	14,823	1,131	13,642	3,004	14,850	907
Construction	14,120	14,120	14,120	—	—	14,353	1,077
Residential Property	5,368	5,408	3,208	2,160	128	5,399	279
Commercial and Industrial Loans:
Commercial Term
Unsecured	16,035	16,559	244	15,791	10,793	15,685	1,043
Secured By Real Estate	53,159	54,156	14,990	38,169	7,062	51,977	3,652
Commercial Lines of Credit	1,431	1,554	715	716	716	1,590	82
SBA Loans	11,619	12,971	9,445	2,174	1,167	12,658	1,186
International Loans	—	—	—	—	—	—	—
Consumer Loans	746	788	511	235	26	832	44

Total Gross Loans	$121,689	$124,849	$45,464	$76,225	$23,382	$134,359	$8,348

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans
Performed in Accordance With Their Original Terms	$5,887	$9,192	$20,848
Less: Interest Income Recognized on Impaired Loans	(4,541)	(8,348)	(11,473)

Interest Foregone on Impaired Loans	$1,346	$844	$9,375

For the year ended December 31, 2012, we restructured monthly payments for 59 loans, with a net carrying value of $15.0 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less. As of December 31, 2012, troubled debt restructurings on accrual status totaled $17.0 million, all of which were temporary interest rate and payment reductions and extensions of maturity, and a $1.5 million reserve relating to these loans is included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2012, restructured loans on non-accrual status totaled $18.8 million, and a $2.1 million reserve relating to these loans is included in the allowance for loan losses.

For the year ended December 31, 2011, we restructured monthly payments on 98 loans, with a net carrying value of $42.1million at the time of modification. As of December 31, 2011, restructured loans on accrual status totaled $28.4 million, all of which were temporary interest rate and payment reductions, and an $8.0 million reserve relating to these loans is included in the allowance for loan losses. As of December 31, 2011, restructured loans on non-accrual status totaled $23.2 million, and a $6.3 million reserve relating to these loans is included in the allowance for loan losses.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Provisions to the allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is determined through analysis involving quantitative calculations based on historic loss rates for general reserves and individual impairment calculations for specific allocations to impaired loans as well as qualitative adjustments. Risk factor calculations are based on eight-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent four quarters. As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis.

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans as well as 3 homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio.

Specific reserves are allocated for loans deemed “impaired.” A loan is “impaired” when it is probable that a creditor will be unable to collect all amounts due, including principal and interest, according to the contractual terms and schedules of the loan agreement. The loans identified as impaired are measured using one of the three methods of valuations: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate, (2) the fair market value of the collateral if the loan is collateral dependent, or (3) the loan’s observable market price.

When determining the appropriate level for allowance for loan losses, management considers qualitative adjustments for any factors that are likely to cause estimated credit losses associated with the Bank’s current portfolio to differ from historical loss experience, including, but not limited to, national and local economic and business conditions, volume and geographic concentrations, and problem loan trends.

To systematically quantify the credit risk impact of trends and changes within the loan portfolio, a credit risk matrix is utilized. The qualitative factors are considered on a loan pool by loan pool basis subsequent to, and in conjunction with, a loss migration analysis. The credit risk matrix provides various scenarios with positive or negative impact on the portfolio along with corresponding basis points for qualitative adjustments.

The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	As of December 31,
	2012		2011		2010		2009		2008
	Allowance Amount	Loan Receivable	Allowance Amount	Loan Receivable	Allowance Amount	Loan Receivable	Allowance Amount	Loan Receivable	Allowance Amount	Loan Receivable
	(In Thousands)
Real Estate Loans:
Commercial Property	$17,109	$787,094	$17,129	$663,023	$26,248	$729,222	$19,149	$839,598	$5,587	$908,970
Construction	—	—	1,403	33,976	5,606	60,995	9,043	126,350	4,102	178,783
Residential Property	1,071	101,778	1,105	52,921	911	62,645	997	77,149	449	92,361
Total Real Estate Loans	18,180	888,872	19,637	749,920	32,765	852,862	29,189	1,043,097	10,138	1,180,114
Commercial and Industrial Loans	41,928	1,123,012	66,005	1,145,474	108,986	1,327,910	110,678	1,709,202	58,866	2,062,322
Consumer Loans	2,280	36,676	2,243	43,346	2,077	50,300	2,690	63,303	1,586	83,525
Unallocated	917	—	2,051	—	2,231	—	2,439	—	396	—

Total	$63,305	$2,048,560	$89,936	$1,938,740	$146,059	$2,231,072	$144,996	$2,815,602	$70,986	$3,325,961

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Year	$89,936	$146,059	$144,996	$70,986	$43,611
Charge-Offs:
Real Estate Loans	11,382	18,539	33,216	27,262	15,005
Commercial and Industrial Loans	25,897	58,721	97,340	95,768	31,916
Consumer Loans	948	1,392	1,267	2,350	1,231

Total Charge-Offs	38,227	78,652	131,823	125,380	48,152

Recoveries on Loans Previously Charged Off:
Real Estate Loans	583	2,794	3,131	5	—
Commercial and Industrial Loans	3,758	7,101	6,623	2,650	1,979
Consumer Loans	98	98	177	128	203

Total Recoveries on Loans Previously Charged Off	4,439	9,993	9,931	2,783	2,182

Net Loan Charge-Offs	33,788	68,659	121,892	122,597	45,970

Provision Charged to Operating Expense	7,157	12,536	122,955	196,607	73,345

Balance at End of Year	$63,305	$89,936	$146,059	$144,996	$70,986

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Year	$2,981	$3,417	$3,876	$4,096	$1,765
Provision Charged to Operating Expense	(1,157)	436	459	220	(2,331)

Balance at End of Year	$1,824	$2,981	$3,417	$3,876	$4,096

Ratios:
Net Loan Charge-Offs to Average Total Gross Loans	1.70%	3.25%	4.79%	3.88%	1.38%
Net Loan Charge-Offs to Total Gross Loans at End of Period	1.65%	3.54%	5.46%	4.35%	1.37%
Allowance for Loan Losses to Average Total Gross Loans	3.18%	4.25%	5.74%	4.59%	2.13%
Allowance for Loan Losses to Total Gross Loans at End of Period	3.09%	4.64%	6.55%	5.14%	2.11%
Net Loan Charge-Offs to Allowance for Loan Losses	53.37%	76.34%	83.45%	84.55%	64.76%
Net Loan Charge-Offs to Provision Charged to Operating Expense	472.10%	547.69%	99.14%	62.36%	62.68%
Allowance for Loan Losses to Non-Performing Loans	169.81%	171.71%	102.54%	66.19%	58.23%
Balances:
Average Total Gross Loans Outstanding During Period	$1,993,367	$2,114,546	$2,545,408	$3,158,624	$3,334,008
Total Gross Loans Outstanding at End of Period	$2,048,560	$1,938,740	$2,231,072	$2,820,612	$3,363,371
Non-Performing Loans at End of Period	$37,279	$52,378	$142,437	$219,067	$121,898

The allowance for loan losses decreased by $26.6 million, or 29.6 percent, to $63.3 million at December 31, 2012 as compared to $89.9 million at December 31, 2011, which decreased by $56.1 million, or 38.4 percent, as compared to $146.1 million at December 31, 2010. The allowance for loan losses as a percentage of total gross loans decreased to 3.09 percent as of December 31, 2012 compared to 4.64 percent as of December 31, 2011 and 6.55 percent as of December 31, 2010. The provision for credit losses decreased by $5.4 million, or 42.9 percent, to $7.2 million for the year ended December 31, 2012, and decreased by $110.4 million, or 89.8 percent, to $12.5 million for the year ended December 31, 2011, as compared to $123.0 million at December 31, 2010.

The decrease in the allowance for loan losses as of December 31, 2012 was due primarily to decreases in historical loss rates and classified assets. Due to these factors, general reserves decreased by $12.7 million, or 30.4 percent, to $29.1 million as of December 31, 2012 as compared to $41.8 million at December 31, 2011. However, total qualitative reserves increased by $4.4 million, or 19.3 percent, to $27.0 million as of December 31, 2012 as compared to $22.6 million as of December 31, 2011, due mainly to the continuous uncertainty in the economic condition and high levels of competition, legal and regulations factors.

Total impaired loans, excluding loans held for sale, decreased by $66.9 million, or 50.0 percent, to $54.7 million as of December 31, 2012 as compared to $121.7 million at December 31, 2011. Accordingly, specific reserve allocations associated with impaired loans decreased by $17.1 million, or 73.4 percent, to $6.2 million as of December 31, 2012 as compared to $23.4 million as of December 31, 2011.

Deposits

The table below summarizes the deposit balances by major category for the periods indicated:

	As of December 31,
	2012		2011		2010
	Balance	Percent	Balance	Percent	Balance	Percent
	(In Thousands)
Demand, Noninterest-Bearing	$720,931	30.1%	634,466	27.1%	546,815	22.2%
Savings	114,302	4.8%	104,664	4.4%	113,968	4.6%
Money Market Checking and NOW Accounts	575,744	24.0%	449,854	19.2%	402,481	16.3%
Time Deposits of $100,000 or More	616,187	25.7%	822,165	35.1%	1,118,621	45.3%
Other Time Deposits	368,799	15.4%	333,761	14.2%	284,836	11.6%

Total Deposits	$2,395,963	100.0%	2,344,910	100.0%	2,466,721	100.0%

Total deposits increased by $51.1 million, or 2.18 percent, to $2.4 billion as of December 31, 2012 from $2.34 billion as of December 31, 2011. This increase is the direct result of asset/liability management plans aimed to increase core deposits while reducing the reliance on rate-sensitive time deposits.

While time deposits of $100,000 or more decreased by $206.0 million, or 25.1 percent, to $616.2 million at December 31, 2012 from $822.2 million at December 31, 2011, core deposits (defined as demand, savings, money market, NOW accounts and other time deposits) increased by $257.0 million, or 16.9 percent, to $1.78 billion at December 31, 2012 from $1.52 billion at December 31, 2011. Time deposits of $250,000 or more also decreased by $126.7 million, or 34.7 percent, to $238.2 million at December 31, 2012 from $364.9 million at December 31, 2011. Noninterest-bearing demand deposits represented 30.1 percent of total deposits at December 31, 2012 compared to 27.1 percent and 22.2 percent of total deposits at December 31, 2011 and 2010, respectively. We had no brokered deposits as of December 31, 2012, 2011 and 2010.

The table below summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	As of December 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(In Thousands)
Demand, Noninterest-Bearing	$676,707	—	$600,726	—	$562,422	—
Savings	110,349	1.95%	109,272	2.52%	119,754	2.87%
Money Market Checking and NOW Accounts	529,976	0.58%	465,840	0.74%	464,864	1.06%
Time Deposits of $100,000 or More	681,173	1.07%	913,643	1.52%	1,069,600	1.83%
Other Time Deposits	350,877	0.95%	315,174	1.23%	371,046	1.75%

Total Deposits	$2,349,082	0.68%	$2,404,655	1.00%	$2,587,686	1.33%

Average deposits for the years ended December 31, 2012, 2011 and 2010 were $2.35 billion, $2.40 billion and $2.59 billion, respectively. Average deposits for 2012 and 2011 decreased by 2.3 percent and 7.1 percent, respectively.

The table below summarizes the maturity of time deposits of $100,000 or more at December 31 for the years indicated:

	As of December 31,
	2012	2011	2010
	(In Thousands)
Three Months or Less	$173,179	$357,527	$343,946
Over Three Months Through Six Months	134,213	186,230	135,620
Over Six Months Through Twelve Months	136,855	202,780	118,428
Over Twelve Months	171,940	75,628	520,627

	$616,187	$822,165	$1,118,621

Federal Home Loan Bank Advances

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At December 31, 2012, advances from the FHLB were $2.9 million, a decrease of $368,000, or 11.1 percent, from the December 31, 2011 balance of $3.3 million. At December 31, 2012, there was no FHLB advance with a remaining maturity of less than one year, and the weighted-average interest rate was 5.27 percent. See “Note 9 – FHLB Advances and Other Borrowings” for more details.

Junior Subordinated Debentures

During the second half of 2004, we issued two junior subordinated notes bearing interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $82.4 million at December 31, 2012 and 2011, respectively.

In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, to preserve its capital position, Hanmi Financial’s Board of Directors elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we were prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of the regulatory enforcement actions without the prior written consent of the FRB and DFI.

Upon termination of the regulatory enforcement actions by the FRB on December 4, 2012 and the DFI on October 29, 2012, Hanmi Financial paid accrued interest of $4.6 million on December 15, 2012 for the Trust II and, subsequent to December 31, 2012, has paid accrued interest of $5.2 million and $3.1 million in January 2013 for the Trust I and III, respectively. Accrued interest payable on the junior subordinated debentures were $8.2 million and $9.8 million at December 31, 2012 and 2011, respectively. See “Note 10 – Junior Subordinated Debentures” for further details.

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

The following table shows the status of our gap position as of December 31, 2012:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In Thousands)
ASSETS
Cash and Due from Bank	$—	$—	$—	$—	$92,350	$92,350
Interest-Bearing Deposits in Other Banks	175,697	—	—	—	—	175,697
Fed Funds Sold	—	—	—	—	—	—
Restricted Cash	—	—	—	—	5,350	5,350
Term Fed Funds Sold	—	—	—	—	—	—
Investment Securities:
Fixed Rate	24,308	74,656	175,251	98,303	18,029	390,547
Floating Rate	41,138	9,585	7,953	1,717	120	60,513
Loans:
Fixed Rate	63,841	131,236	351,342	20,497	—	566,916
Floating Rate	1,051,928	98,756	308,838	1,054	—	1,460,576
Non-Accrual (1)	—	—	—	—	36,919	36,919
Deferred Loan Fees, Discount, and Allowance for Loan Losses	—	—	—	—	(70,054)	(70,054)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	30,022	—	30,022
Other Assets	—	29,054	—	5,147	99,483	133,684

TOTAL ASSETS	$1,356,912	$343,287	$843,384	$156,740	$182,197	$2,882,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand – Noninterest-Bearing	$—	$—	$—	$—	$720,931	$720,931
Savings	7,688	21,457	59,092	26,065	—	114,302
Money Market Checking and NOW Accounts	70,598	180,715	214,051	110,380	—	575,744
Time Deposits	—	—	—	—	—	—
Fixed Rate	269,141	475,992	239,792	2	—	984,927
Floating Rate	59	—	—	—	—	59
Federal Home Loan Bank Advances	97	298	2,540	—	—	2,935
Junior Subordinated Debentures	82,406	—	—	—	—	82,406
Other Liabilities	—	—	—	—	22,852	22,852
Stockholders’ Equity	—	—	—	—	378,364	378,364

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,989	$678,462	$515,475	$136,447	$1,122,147	$2,882,520

Repricing Gap	$926,923	$(335,175)	$327,909	$20,293	$(939,950)	—
Cumulative Repricing Gap	$926,923	$591,748	$919,657	$939,950	$—	—
Cumulative Repricing Gap as a Percentage of Total Assets	32.16%	20.53%	31.90%	32.61%	0.00%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	34.96%	22.32%	34.69%	35.45%	0.00%

(1)	Includes non-accrual loans held for sale.

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

As of December 31, 2012, the cumulative repricing gap for the three-month period was at an asset-sensitive position of 34.96 percent of interest-earning assets, which decreased from 36.85 percent as of December 31, 2011. This decrease was due mainly to $184.8 million and $115.0 million decreases in floating-rate loans and fed funds sold, respectively, primarily offset by a $76.6 million increase in interest-bearing deposits in other banks and a $187.8 million decrease in fixed-rate deposit.

As of December 31, 2012, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position of 22.32 percent of interest-earning assets, which increased from 22.26 percent as of December 31, 2011. The increase was due mainly to a $69.4 million increase in floating-rate loans and a $116.9 million decrease in fixed-rate time deposits, primarily offset by a $45.6 million decrease in fixed-rate loans, a $39.2 million increase in Money Market Checking and Now Accounts, a $21.7 million decrease in fixed-rate investment securities, a $20.0 million decrease in fed funds sold, and a $14.8 million decrease in floating-rate investment securities.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31,		December 31,
	2012	2011	2012	2011
	(In Thousands)
Cumulative Repricing Gap	$926,923	$960,898	$591,748	$580,284
Percentage of Total Assets	32.16%	35.01%	20.53%	21.14%
Percentage of Interest-Earning Assets	34.96%	36.85%	22.32%	22.26%

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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income		Economic Value of Equity
			(In Thousands)
200%	2.43%	-1.82%	2,541		(6,064)
100%	0.66%	-0.17%	686		(579)
-100%	(1)	(1)		(1)	(1)
-200%	(1)	(1)		(1)	(1)

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

On July 27, 2010, the Bank completed a registered rights and best efforts public offering of our common stock by which we raised $116.8 million in net proceeds. On November 18, 2011, we also completed an underwritten public offering of our common stock by which we raised $77.1 million in net proceeds. As a result, we satisfied our tangible stockholders’ equity to total tangible assets ratio requirement set forth in the Order as of December 31, 2011. Our tangible stockholders’ equity to total tangible assets ratio improved to 15.29 percent as of December 31, 2012 from 12.48 percent as of December 31, 2011.

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At December 31, 2012, the Bank’s Tier 1 risk-based capital ratio of 18.58 percent, total risk-based capital ratio of 19.85 percent, and Tier 1 leverage capital ratio of 14.33 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

Liquidity – Hanmi Financial

Management currently believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2013. Upon termination of the regulatory enforcement actions by the FRB on December 4, 2012 and the DFI on October 29, 2012, Hanmi Financial paid deferred interest of $4.6 million on December 15, 2012 for the Trust II and, subsequent to December 31, 2012, $5.2 million and $3.1 million in January 2013 for the Trust I and III, respectively. Accrued interest payable on junior subordinated debentures amounted to $8.2 million and $9.8 million at December 31, 2012 and 2011, respectively. Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $24.7 and $31.7 million as of December 31, 2012 and 2011, respectively.

Liquidity – Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2012, the Bank had no brokered deposits, and had FHLB advances of $2.9 million compared to $3.3 million as of December 31, 2011.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of December 31, 2012, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $275.1 million and $272.2 million, respectively. The Bank’s FHLB borrowings as of December 31, 2012 totaled $2.9 million, representing 0.10 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $111.4 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $160.2 million, and had no borrowings as of December 31, 2012. In December 31, 2012, the Bank had a line of credit with Raymond James & Associates, Inc. for reverse repurchase agreements up to a maximum of $100.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in the Consolidated Balance Sheets.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2012	December 31, 2011
	(In Thousands)
Commitments to Extend Credit	$182,746	$158,748
Standby Letters of Credit	10,588	12,742
Commercial Letters of Credit	6,092	9,298
Unused Credit Card Lines	13,459	15,937

Total Undisbursed Loan Commitments	$212,885	$196,725

CONTRACTUAL OBLIGATIONS

Our contractual obligations, excluding accrued interest payments, as of December 31, 2012 are as follows:

	Less Than One Year	More Than One Year and Less Than Three Years	More Than Three Years and Less Than Five Years	More Than Five Years	Total
	(In Thousands)
Time Deposits	$745,134	$237,127	$2,723	$2	$984,986
Federal Home Loan Bank Advances	395	2,540	-	—	2,935
Commitments to Extend Credit	182,746				182,746
Junior Subordinated Debentures	—	—	-	82,406	82,406
Standby Letter of Credit	10,588	—	-	—	10,588
Operating Lease Obligations	3,784	7,134	4,922	3,400	19,240

Total Contractual Obligations	$942,647	$246,801	$7,645	$85,808	$1,282,901

Operating lease obligations represent the total minimum lease payments under non-cancelable operating leases with remaining terms of up to 10 years.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASU No. 2012-02, “Testing Indefinite-Lived Assets for Impairment (Topic 350)”– ASU 2012-02 is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of ASU 2012-02 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating ASU 2013-02 but does not expect it will have a material impact on the Company’s Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” and “– Capital Resources and Liquidity.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed as a part of this Report are set forth on pages 61 through 111.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2012, Hanmi Financial carried out an evaluation, under the supervision and with the participation of Hanmi Financial’s management, including Hanmi Financial’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of Hanmi Financial’s disclosure controls and procedures and internal controls over financial reporting pursuant to Securities and Exchange Commission (“SEC”) rules. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, there have been no changes in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.

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

Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2012, Hanmi Financial maintained effective internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and subsidiaries, has issued a report on Hanmi Financial’s internal control over financial reporting as of December 31, 2012. The report expresses an unqualified opinion on the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hanmi Financial Corporation:

We have audited Hanmi Financial Corporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hanmi Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hanmi Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 15, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as hereinafter noted, the information concerning directors and officers of Hanmi Financial is incorporated by reference from the sections entitled “The Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Hanmi Financial’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2012 (or information will be provided in an amendment to this Form 10-K).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. It will be provided to any stockholder without charge, upon the written request of that stockholder. Such requests should be addressed to Lisa Kim, General Counsel, Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010. It is also available on our website at www.hanmi.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the section entitled “Executive Compensation” in Hanmi Financial’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2012 (or information will be provided in an amendment to this Form 10-K).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “Beneficial Ownership of Principal Stockholders and Management” in Hanmi Financial’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2012 (or information will be provided by amendment to this Form 10-K).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2012 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)
Equity Compensation Plans Approved By Security Holders	342,950		$37.44	364,500
Equity Compensation Plans Not Approved By Security Holders	216,250	(1)	9.60	216,250

Total Equity Compensation Plans	559,200		$26.67	580,750

(1)

Reflects warrants issued to Cappello Capital Corp. in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at a purchase price of $9.60 per share of our common stock and expire on October 14, 2015. The warrants may be exercised for cash or by “cashless exercise.” The exercise price and number of shares subject to the warrants are subject to adjustment for, among other events, stock splits and stock dividends.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is incorporated by reference from the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in Hanmi Financial’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2012 (or information will be provided by amendment to this Form 10-K).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning Hanmi Financial’s principal accountants’ fees and services is incorporated by reference from the section entitled “Independent Accountants” in Hanmi Financial’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2012 (or information will be provided by amendment to this Form 10-K).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The Financial Statements are listed in the Index to Consolidated Financial Statements on page 61 of this Report.

(2)	All Financial Statement Schedules have been omitted as the required information is not applicable, not material or has been included in the Notes to Consolidated Financial Statements.

(3)	The Exhibits required to be filed with this Report are listed in the Exhibit Index included herein at pages 114 – 115.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hanmi Financial Corporation:

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission , and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

March 15, 2013

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and Due From Banks	$92,350	$80,582
Interest-Bearing Deposits in Other Banks	175,697	101,101
Federal Funds Sold	—	20,000

Cash and Cash Equivalents	268,047	201,683
Restricted Cash	5,350	1,818
Term Federal Funds Sold	—	115,000
Securities Available for Sale, at Fair Value (Amortized Cost of $443,712 as of December 31, 2012 and $377,747 as of December 31, 2011)	451,060	381,862
Securities Held to Maturity, at Amortized Cost (Fair Value of $59,363 as of December 31, 2011)	—	59,742
Loans Held for Sale, at the Lower of Cost or Fair Value	8,306	22,587
Loans Receivable, Net of Allowance for Loan Losses of $63,305 as of December 31, 2012 and $89,936 as of December 31, 2011	1,986,051	1,849,020
Accrued Interest Receivable	7,581	7,829
Premises and Equipment, Net	15,150	16,603
Other Real Estate Owned, Net	774	180
Customers’ Liability on Acceptances	1,336	1,715
Servicing Assets	5,542	3,720
Other Intangible Assets, Net	1,335	1,533
Investment in Federal Home Loan Bank Stock, at Cost	17,800	22,854
Investment in Federal Reserve Bank Stock, at Cost	12,222	8,558
Deferred Tax Assets	50,998	—
Current Tax Assets	9,030	9,073
Bank-Owned Life Insurance	29,054	28,289
Prepaid Expenses	2,084	1,598
Other Assets	10,800	11,160

TOTAL ASSETS	$2,882,520	$2,744,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$720,931	$634,466
Interest-Bearing	1,675,032	1,710,444

Total Deposits	2,395,963	2,344,910
Accrued Interest Payable	11,775	16,032
Bank’s Liability on Acceptances	1,336	1,715
Federal Home Loan Bank Advances	2,935	3,303
Junior Subordinated Debentures	82,406	82,406
Accrued Expenses and Other Liabilities	9,741	10,850

TOTAL LIABILITIES	2,504,156	2,459,216
STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 62,500,000 Shares; Issued 32,074,434 Shares (31,496,540 Shares Outstanding) and 32,066,987 Shares (31,489,201 Shares Outstanding) as of December 31, 2012 and 2011, respectively	257	257
Additional Paid-In Capital	550,123	549,744
Unearned Compensation	(57)	(166)
Accumulated Other Comprehensive Income-Unrealized Gain on Securities Available for Sale and Loss on Interest-Only Strip, Net of Income Taxes of $1,946 as of December 31, 2012 and $602 as of December 31, 2011	5,418	3,524
Accumulated Deficit	(107,519)	(197,893)
Less Treasury Stock, at Cost; 577,894 Shares as of December 31, 2012 and 2011	(69,858)	(69,858)

TOTAL STOCKHOLDERS’ EQUITY	378,364	285,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,882,520	$2,744,824

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2012	2011	2010
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$108,982	$117,671	$137,328
Taxable Interest on Investment Securities	8,418	9,768	5,874
Tax-Exempt Interest on Investment Securities	394	216	225
Interest on Term Federal Funds Sold	706	276	33
Interest on Federal Funds Sold	60	27	52
Interest on Interest-Bearing Deposits in Other Banks	422	315	468
Dividends on Federal Reserve Bank Stock	609	458	430
Dividends on Federal Home Loan Bank Stock	209	76	102

Total Interest and Dividend Income	119,800	128,807	144,512

INTEREST EXPENSE:
Interest on Deposits	15,877	23,958	34,408
Interest on Federal Home Loan Bank Advances	165	662	1,366
Interest on Junior Subordinated Debentures	2,703	2,915	2,811
Interest on Other Borrowings	—	95	53

Total Interest Expense	18,745	27,630	38,638

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	101,055	101,177	105,874
Provision for Credit Losses	6,000	12,100	122,496

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	95,055	89,077	(16,622)

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	12,146	12,826	14,049
Insurance Commissions	4,857	4,500	4,695
Remittance Fees	1,976	1,925	1,968
Trade Finance Fees	1,140	1,305	1,523
Other Service Charges and Fees	1,499	1,447	1,516
Bank-Owned Life Insurance Income	1,110	939	942
Gain on Sales of SBA Loans Guaranteed Portion	9,923	4,543	514
Net Loss on Sales of Other Loans	(9,481)	(6,020)	—
Net Gain on Sales of Investment Securities	1,396	1,635	122
Impairment Loss on Investment Securities:
Total Other-Than-Temporary Impairment Loss on Investment Securities	(292)	—	(790)
Less: Portion of Loss Recognized in Other Comprehensive Income	—	—	—

Net Impairment Loss Recognized in Earnings	(292)	—	(790)
Other Operating Income	538	751	867

Total Non-Interest Income	24,812	23,851	25,406

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	36,931	35,465	36,730
Occupancy and Equipment	10,424	10,353	10,773
Deposit Insurance Premiums and Regulatory Assessments	4,431	6,630	10,756
Data Processing	4,941	5,601	5,931
Other Real Estate Owned Expense	344	1,620	10,679
Professional Fees	4,694	4,187	3,521
Directors and Officers Liability Insurance	1,186	2,940	2,865
Supplies and Communications	2,370	2,323	2,302
Advertising and Promotion	3,876	2,993	2,394
Loan-Related Expense	527	827	1,147
Amortization of Other Intangible Assets	198	700	1,149
Expense related to Unconsummated Capital Offerings	—	2,220	—
Other Operating Expenses	6,939	8,189	8,558

Total Non-Interest Expense	76,861	84,048	96,805

INCOME (LOSS) BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	43,006	28,880	(88,021)
(Benefit) Provision for Income Taxes	(47,368)	733	(12)

NET INCOME (LOSS)	$90,374	$28,147	$(88,009)

EARNINGS (LOSS) PER SHARE:
Basic	$2.87	$1.38	$(7.46)
Diluted	$2.87	$1.38	$(7.46)
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	31,475,510	20,403,549	11,790,278
Diluted	31,515,582	20,422,984	11,790,278

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
NET INCOME (LOSS)	$90,374	$28,147	$(88,009)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized Gain (Loss) on Securities
Unrealized Holding Gain (Loss) Arising During Period	2,369	8,123	(4,471)
Unrealized Holding Gain Arising from the reclassification of held-to-maturity securities to available-for-sale securities	1,968	—	—
Less: Reclassification Adjustment for Loss (Gain) Included in Net Income (Loss)	(1,104)	(1,635)	668
Unrealized Gain on Interest Rate Swap	9	2	21
Unrealized Loss on Interest-Only Strip of Servicing Assets	(4)	(2)	(41)
Income Tax Related to Items of Other Comprehensive Income	(1,344)	—	—

Other Comprehensive Income (Loss)	1,894	6,488	(3,823)

COMPREHENSIVE INCOME (LOSS)	$92,268	$34,635	$(91,832)

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Number of Shares)

	Common Stock — Number of Shares			Stockholders’ Equity
	Gross Shares Issued and Outstanding	Treasury Shares	Net Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2010	6,976,862	(579,063)	6,397,799	$56	$357,174	$(302)	$859	$(138,031)	$(70,012)	$149,744
Shares Issued, Net of Offering and Underwriting Costs	12,500,000		12,500,000	100	114,209					114,309
Exercises of Stock Options	2,000		2,000		22					22
Share-Based Compensation Expense					930	83				1,013
Comprehensive Loss:
Net Loss								(88,009)		(88,009)
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	(3,823)	—	—	(3,823)

Total Comprehensive Loss										(91,832)

BALANCE AT DECEMBER 31, 2010	19,478,862	(579,063)	18,899,799	$156	$472,335	$(219)	$(2,964)	$(226,040)	$(70,012)	$173,256

Shares Issued, Net of Offering and Underwriting Costs	12,578,233		12,578,233	101	77,008					77,109
Treasury Shares Issued Related to Reverse Stock Split		1,169	1,169		(154)				154	—
Share-Based Compensation Expense	—	—	—	—	456	152	—	—	—	608
Restricted Stock Awards	10,000	—	10,000	—	99	(99)	—	—	—	—
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	28,147	—	28,147
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	6,488	—	—	6,488

Total Comprehensive Income										34,635

BALANCE AT DECEMBER 31, 2011	32,067,095	(577,894)	31,489,201	$257	$549,744	$(166)	$3,524	$(197,893)	$(69,858)	$285,608

Share-Based Compensation Expense	—	—	—	—	385	93	—	—	—	478
Exercises of Stock Options	1,250		1,250	—	10	—	—	—	—	10
Exercises of Stock Warrants	8,089		8,089	—	—	—	—	—	—	—
Restricted Stock Cancellation	(2,000)	—	(2,000)	—	(16)	16	—	—	—	—
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	90,374	—	90,374
Change in Unrealized Gain on Securities Available for Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	1,894	—	—	1,894

Total Comprehensive Income										92,268

BALANCE AT DECEMBER 31, 2012	32,074,434	(577,894)	31,496,540	$257	$550,123	$(57)	$5,418	$(107,519)	$(69,858)	$378,364

See Accompanying Notes to Consolidated Financial Statements

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$90,374	$28,147		$(88,009)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	2,123	2,163		2,286
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	3,470	3,222		1,329
Amortization of Other Intangible Assets	198	700		1,149
Amortization of Servicing Assets	1,067	730		1,033
Share-Based Compensation Expense	478	608		1,013
Provision for Credit Losses	6,000	12,100		122,496
Net Gain on Sales of Investment Securities	(1,396)	(1,635)		(122)
Other-Than-Temporary Loss on Investment Securities	292	—		790
Deferred Tax (Benefit) Expense	(52,342)	—		3,561
Net Gain on Sales of Loans	(4,188)	(1,426)		(514)
(Gain) Loss on Sales of Other Real Estate Owned	(10)	671		196
Valuation Impairment on Other Real Estate Owned	301	488		8,683
Lower of Cost or Fair Value Adjustment for Loans Held for Sale	3,746	2,903		—
Gain on Bank-Owned Life Insurance Settlement	(163)	—		—
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(947)	(939)		(942)
Origination of Loans Held for Sale	(116,829)	(60,238)		(20,228)
Proceeds from Sales of SBA Loans Guaranteed Portion	126,777	63,950		144,308
Changes in Fair Value of Stock Warrants	23	(717)		(362)
Loss on Sale of Premises and Equipment	5	—		—
Loss on Investment in Affordable Housing Partnership	620	846		880
Decrease in Accrued Interest Receivable	248	219		1,444
Increase in Servicing Assets	(2,889)	(1,560)		(81)
Increase in Restricted Cash	(3,532)	(1,818)		—
(Increase) Decrease in Prepaid Expenses	(486)	(167)		347
Decrease (Increase) in Other Assets	183	2,118		(3,361)
Decrease in Current Tax Assets	43	115		47,366
(Decrease) Increase in Accrued Interest Payable	(4,257)	66		3,360
(Increase) Decrease in Other Liabilities	1,029	(1,301)		(177)

Net Cash Provided By Operating Activities	49,938	49,245		226,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	5,054	4,428		4,510
Proceeds from Matured or Called Securities Available for Sale	150,113	249,282		130,125
Proceeds from Sales of Securities Available for sale	102,538	155,468		31,832
Proceeds from Matured or Called Securities Held to Maturity	6,704	135		24
Proceeds from Sales of Other Real Estate Owned	749	6,453		25,113
Proceeds from Sales of Loans Held for Sale	97,915	107,782		—
Proceeds from Matured Term Federal Funds	270,000	—		—
Proceeds from Insurance Settlement on Bank-Owned Life Insurance	345	—		—
Net (Increase) Decrease in Loans Receivable	(157,514)	120,686		294,701
Purchase of Federal Reserve Bank Stock	(3,664)	(1,109)		(666)
Purchase of Loans Receivable	(82,885)
Purchases of Term Federal Fund	(155,000)	(115,000)		—
Purchases of Securities Available for Sale	(267,949)	(368,442)		(448,428)
Purchases of Securities Held to Maturity	—	(59,179)		—
Purchases of Premises and Equipment	(675)	(1,167)		(1,228)

Net Cash (Used In) Provided By Investing Activities	(34,269)	99,337		35,983

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposits	51,053	(121,811)		(282,606)
Net Proceeds from Issuance of Common Stock in Offering	—	77,109		116,271
Proceeds from Exercises of Stock Options	10	—		22
Repayment of Long-Term Federal Home Loan Bank Advances	(368)	(347)		(328)
Net Change in Short-Term Federal Home Loan Bank Advances and Other Borrowings	—	(151,570)		(177)

Net Cash Provided By (Used In) Financing Activities	50,695	(196,619)		(166,818)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,364	(48,037)		95,610
Cash and Cash Equivalents at Beginning of Year	201,683	249,720		154,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$268,047	$201,683		$249,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$23,002	$27,696		$35,278
Income Taxes Paid	$4,912	$3		$(49,971)
Non-Cash Activities:
Transfer of Loans Receivable to Other Real Estate Owned	$3,071	$4,213		$12,992
Transfer of Loans Receivable to Loans Held for Sale	$95,611	$110,290		$155,176
Transfer of Loans Held for Sale to Loans Receivable	$1,779	$—		$—
Loans Provided in the Sale of Loans Held for Sale	$—	$5,750	$
Loans Provided in the Sale of Other Real Estate Owned	$—	$510		$1,217
Reclassification of held-to-maturity securities to available-for-sale securities	$52,674	$—		$—
Issuance of Stock Warrants in Connection with Common Stock Offering	$—	$—		$1,962
Issuance of Treasury Stocks in Connection with Reverse Stock Split	$—	$154		$—

See Accompanying Notes to Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

NOTE 1 — REGULATORY MATTERS

On November 2, 2009, the Board of Directors of the Bank consented to the issuance of the Final Order (the “Order”) with the California Department of Financial Institutions (the “DFI”). On the same date, Hanmi Financial and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB”). The Order and the Written Agreement contain a list of strict requirements ranging from a capital directive to developing a contingency funding plan.

Following a target joint examination of the Bank by the DFI and the FRB, which commenced in February 2012, and based on the improved condition of the Bank noted at the examination, the Bank entered into a Memorandum of Understanding (the “MOU”) with the DFI on May 1, 2012. Concurrently with the entry into the MOU, the DFI issued an order terminating the Order.

After our annual joint examination of the Bank by the DFI and the FRB, which commenced in August 2012, the DFI informed the Bank that the Bank’s overall condition had improved and that the MOU had been terminated effective October 29, 2012. Furthermore, on December 4, 2012, the FRB informed Hanmi Financial and the Bank that the Written Agreement has been terminated. Accordingly, Hanmi Financial and the Bank are no longer subject to any of the requirements imposed by the MOU and the Written Agreement or any other enforcement action.

Risk-Based Capital

The federal banking agencies require bank holding companies and banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, the agencies require bank holding companies and banks to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent.

In order for banks to be considered “well capitalized,” the federal banking agencies require them to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent. In addition to the risk-based guidelines, the agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 5.0 percent.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 1 — REGULATORY MATTERS (continued)

The capital ratios of Hanmi Financial and the Bank were as follows as of December 31, 2012 and 2011:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2012
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$451,784	20.65%	$175,050	8.00%	N/A	N/A
Hanmi Bank	$433,570	19.85%	$174,734	8.00%	$218,418	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$423,937	19.37%	$87,525	4.00%	N/A	N/A
Hanmi Bank	$405,801	18.58%	$87,367	4.00%	$131,051	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$423,937	14.95%	$113,464	4.00%	N/A	N/A
Hanmi Bank	$405,801	14.33%	$113,278	4.00%	$141,597	5.00%
December 31, 2011
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$387,328	18.66%	$166,082	8.00%	N/A	N/A
Hanmi Bank	$364,041	17.57%	$165,795	8.00%	$207,243	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$360,500	17.36%	$83,041	4.00%	N/A	N/A
Hanmi Bank	$337,309	16.28%	$82,897	4.00%	$124,346	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$360,500	13.34%	$108,106	4.00%	N/A	N/A
Hanmi Bank	$337,309	12.50%	$107,924	4.00%	$134,905	5.00%

Reserve Requirement

The Bank was required to maintain a certain percentage of its deposits as reserves at the FRB. Average daily reserve balances required to be maintained with the FRB were $0 and $1.5 million, and the Bank was in compliance with such requirements, as of December 31, 2012 and 2011, respectively.

Federal Reserve Notices of Proposed Rulemaking

On June 7, 2012, the Board of Governors of the Federal Reserve System approved for publication in the Federal Register three related notices of proposed rulemaking (collectively, the “Notices”) relating to the implementation of revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as well as the Basel III international capital standards. Among other things, if adopted as proposed, the Notices would establish a new capital standard consisting of common equity Tier 1 capital; increase the capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions as well as executive bonuses); and add more conservative standards for including securities in regulatory capital, which would phase-out trust preferred securities as a component of Tier 1 capital effective January 1, 2013. In

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 1 — REGULATORY MATTERS (continued)

addition, the Notices contemplate the deduction of certain assets from regulatory capital and revisions to the methodologies for determining risk weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The Notices provide for various phase-in periods over the next several years. Hanmi Financial and the Bank will be subject to many provisions in the Notices, but until final regulations are issued pursuant to the Notices, Hanmi Financial cannot predict the actual effect of the Notices.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Operations

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) was formed as a holding company of Hanmi Bank (the “Bank”) and registered with the Securities and Exchange Commission under the Securities Act of 1933 on March 17, 2001. Subsequent to its formation, each of the Bank’s shares was exchanged for one share of Hanmi Financial with an equal value. Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other ethnic communities in Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in business areas where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the FDIC. As of December 31, 2012, the Bank maintained a branch network of 27 full-service branch offices in California and one loan production office in Washington.

Our other subsidiaries, Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), were acquired in January 2007. Founded in 1989, Chun-Ha and All World are insurance agencies that offer a complete line of insurance products, including life, commercial, automobile, health, and property and casualty.

Basis of Presentation

The accounting and reporting policies of Hanmi Financial and subsidiaries conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. A summary of the significant accounting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements.

The number of shares of our common stock and the computation of basic and diluted earnings (loss) per share were adjusted retroactively for all periods presented to reflect the 1-for-8 reverse stock split, which became effective on December 19, 2011.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restricted Cash

Effective June 30, 2011, the Bank was required to enter into a Reserve Account Agreement (the “Agreement”) with the SBA to sell loans into the secondary market. Under the Agreement, the Bank is required to maintain a reserve account at a well-capitalized FDIC insured depository financial institution for the amount equal to the percentage (currently at 3.61 percent) of the guaranteed portion sold into the secondary market. As of December 31, 2012 and 2011, $5.4 million and $1.8 million, respectively, were deposited in compliance with the Agreement at such financial institution.

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

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

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

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of our amortized cost basis of the investment, which may be maturity, and other factors.

For debt securities, the classification of OTTI depends on whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its costs basis, and on the nature of the impairment. If we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other than temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value.

The Company had equity investment of less than five percent in a publicly traded company, Pacific International Bancorp (“PIB”), and recognized an OTTI of $176,000 and $116,000 in the second and third quarter, respectively, of 2012. See “Note 4 — Investment Securities” for more detail. We will continue to monitor the investment for impairment and make appropriate reductions in carrying value when necessary. Other than this OTTI, management does not believe that there is any investment securities that are deemed other-than-temporarily impaired as of December 31, 2012.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Risk factor calculations are based on 8-quarters of historic loss analysis with 1.5 to 1 weighting given to the most recent four quarters. As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans (Commercial Real Estate, Construction, Commercial Term-Unsecured, Commercial Term-T/D Secured, Commercial Line of Credit, SBA-Unsecured, SBA-T/D Secured, International, Consumer Installment, Consumer Line of Credit, and Miscellaneous loans) as well as 3 homogenous loan pools (Residential Mortgage, Auto, and Credit Card). For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade (pass, special mention, substandard, and doubtful) to determine risk factors for potential loss inherent in the current outstanding loan portfolio.

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

For purposes of determining the allowance for loan losses, the loan portfolio is subdivided into three portfolio segments: Real Estate, Commercial and Industrial, and Consumer. The portfolio segment of Real Estate contains the allowance loan pools of Commercial Real Estate, Construction, and Residential Mortgage. The portfolio segment of Commercial and Industrial contains the loan pools of Commercial Term – Unsecured, Commercial Term – T/D Secured, Commercial Line of Credit, SBA, International, and Miscellaneous. Lastly, the portfolio segment of Consumer contains the loan pools of Consumer Installment, Consumer Line of Credit, Auto, and Credit Card.

Non-performing assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured with troubled borrowers where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are generally placed on non-accrual status when they become 90 days past due unless management believes the loan is adequately collateralized and in the process of collection. Additionally, the Bank may place loans that are not 90 days past due on non-accrual status, if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values and other pertinent factors.

Loans are measured for impairment when it is probable that not all amounts, including principal and interest, will be collected in accordance with the original contractual terms of the loan agreement. The amount of impairment and any subsequent changes are recorded through the provision for credit losses as an adjustment to the allowance for loan losses. Accounting standards require that an impaired loan be measured based on:

•	the present value of the expected future cash flows, discounted at the loan’s effective interest rate; or

•	the loan’s observable fair value; or

•	the fair value of the collateral, if the loan is collateral-dependent.

The Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and, as an integral part of the quarterly credit review process, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The DFI and/or the Board of Governors of the Federal Reserve System require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

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

For a real estate loan, including commercial term loans secured by collateral, any impaired portion is considered as loss if the loan is more than 90 days past due. In a case where the fair value of collateral is less than the loan balance and the borrower has no other assets or income to support repayment, the amount of the deficiency is considered as loss and charged off.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Loans

Loans are identified and classified as impaired when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The Bank will consider the following loans as impaired: non-accrual loans or loans where principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; loans classified as Troubled Debt Restructuring (“TDR”) loans; or any loan classified as Substandard that the amount is over 5 percent of the Bank’s Tier 1 Capital.

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

For impaired loans where the impairment amount is measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, any impairment that represents the change in present value attributable to the passage of time is recognized as provision for credit losses.

The amount of interest income recognized on impaired loans using a cash basis method is disclosed in Note 5 – Loans.

Troubled Debt Restructuring

A loan is identified as a troubled debt restructuring (“TDR”) loan when a borrower is experiencing financial difficulties and, for economic or legal reasons related to these difficulties, the Bank grants a concession to the borrower in the restructuring that it would not otherwise consider. The Bank has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. All troubled debt restructurings are reviewed for potential impairment. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

months to demonstrate that the borrower can perform under the restructured terms. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.

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

Other Real Estate Owned

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, valuation impairment is recorded through expense. Operating costs after acquisition are expensed.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. Such investments are recorded in other assets in the accompanying Consolidated Balance Sheets.

Junior Subordinated Debentures

We have established three statutory business trusts that are wholly owned subsidiaries of Hanmi Financial: Hanmi Capital Trust I, Hanmi Capital Trust II and Hanmi Capital Trust III (collectively, “the Trusts”). In three separate private placement transactions, the Trusts issued variable-rate capital securities representing undivided preferred beneficial interests in the assets of the Trusts. Hanmi Financial is the owner of all the beneficial interests represented by the common securities of the Trusts.

FASB ASC 810, “Consolidation of Variable Interest Entities (Revised December 2003) — an Interpretation of ARB No. 51,” requires that variable interest entities be consolidated by a company if that company is subject to a majority of expected losses from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s expected residual returns, or both. The Company has not consolidated the Trusts in its Consolidated Financial Statements, and as a result, the junior subordinated debentures issued by the Company to the Trusts are reflected on the Company’s Consolidated Balance Sheet as junior subordinated debentures.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Standards

FASB ASU No. 2012-02, “Testing Indefinite-Lived Assets for Impairment (Topic 350)”—ASU 2012-02 is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of ASU 2012-02 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating ASU 2013-02 but does not expect it will have a material impact on the Company’s Consolidated Financial Statements.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS

Fair Value Measurements

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820),” amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. FASB ASU 2011-4 also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of FASB ASU 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. Our adoption of FASB ASU 2011-04 did not have a significant impact on our financial condition or result of operations.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

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

We used the following methods and significant assumptions to estimate fair value:

Investment Securities Available for Sale – The fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, and asset-backed securities. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from nationally recognized pricing services to value our fixed income securities. The fair value of the municipal bonds is determined based on a proprietary model maintained by the broker-dealers. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs. As of December 31, 2012, we had a zero coupon tax credit municipal bond of $779,000. This bond was recorded at estimated fair value using a discounted cash flow method, and was measured on a recurring basis with Level 3 inputs. Key assumptions used in measuring the fair value of the tax credit bond as of December 31 were discount rate and cash flows. The discount rate was derived from the term

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

structure of Bank Qualified (“BQ”) “A-” rated municipal bonds, as the tax credit bond’s guarantee had the similar credit strength. The contractual future cash flows were the tax credits to be received for a remaining life of 2.23 years. Even if the discount rate is adjusted down to the term structure of BQ “BBB-” rating municipal bonds, the tax credit bond’s value would decline by 2%. We do not anticipate a significant deterioration of the tax credit bond’s credit quality. Management reviews the discount rate on an ongoing basis based on current market rates.

SBA Loans Held for Sale – Small Business Administration (“SBA”) loans held for sale are carried at the lower of cost or fair value. As of December 31, 2012 and 2011, we had $7.8 million and $5.1 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2012 and 2011, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-Performing Loans Held for Sale – We reclassify certain non-performing loans as held-for-sale when we decide to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of December 31, 2012 and 2011, we had $484,000 and $15.0 million of non-performing loans held for sale, respectively, which are measured on a nonrecurring basis with Level 3 inputs.

Stock Warrants — The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Stock” (“ASC 815- 40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or ii) the date at which the counterparty’s performance is complete. The fair value of the warrants was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing modeling and was measured on a recurring basis with Level 3 inputs.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2012. As of December 31, 2012 and 2011, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets For Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Balance
	(In Thousands)
December 31, 2012:
ASSETS:
Debt Securities Available for Sale:
Mortgage-Backed Securities	$—	$160,326	$—	$160,326
Collateralized Mortgage Obligations	—	100,487	—	100,487
U.S. Government Agency Securities	93,118	—	—	93,118
Municipal Bonds-Tax Exempt	—	12,033	779	12,812
Municipal Bonds-Taxable	—	46,142	—	46,142
Corporate Bonds	—	20,400	—	20,400
SBA Loan Pools Securities	—	14,026	—	14,026
Other Securities	—	3,357	—	3,357

Total Debt Securities Available for Sale	93,118	356,771	779	450,668

Equity Securities Available for Sale:
Financial Services Industry	392	—	—	392

Total Equity Securities Available for Sale	392	—	—	392

Total Securities Available for Sale	$93,510	$356,771	$779	$451,060

LIABILITIES:
Stock Warrants	$—	$—	$906	$906

December 31, 2011:
ASSETS:
Debt Securities Available for Sale:
Mortgage-Backed Securities	$—	$113,005	$—	$113,005
Collateralized Mortgage Obligations	—	162,837	—	162,837
U.S. Government Agency Securities	72,548	—	—	72,548
Municipal Bonds-Tax Exempt	—	3,482	—	3,482
Municipal Bonds-Taxable	—	6,138	—	6,138
Corporate Bonds	—	19,836	—	19,836
Other Securities	—	3,335	—	3,335

Total Debt Securities Available for Sale	72,548	308,633	—	381,181

Equity Securities Available for Sale:
Financial Services Industry	681	—	—	681

Total Equity Securities Available for Sale	681	—	—	681

Total Securities Available for Sale	$73,229	$308,633	$—	$381,862

LIABILITIES:
Stock Warrants	$—	$—	$883	$883

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

	Beginning Balance as of January 1, 2012	Purchase, Issuances, Sales and Settlement	Realized Gains or Losses In Earnings	Unrealized Gains or Losses In Other Comprehensive Income	Ending Balance as of December 31, 2012
	(In Thousands)
ASSETS:
Municipal Bonds-Tax Exempt (1)	$—	$698	$—	$81	$779
LIABILITIES:
Stock Warrants (2)	$883	$—	$23	$—	$906

	Beginning Balance as of January 1, 2011	Purchase, Issuances, Sales and Settlement	Realized Gains or Losses In Earnings	Unrealized Gains or Losses In Other Comprehensive Income	Ending Balance as of December 31, 2011
LIABILITIES:
Stock Warrants (2)	$1,600	$—	$(717)	$—	$883

(1)

Reflects a zero coupon tax credit municipal bond that was previously classified as a held-to-maturity security, which was reclassified as an available-for-sale security during the year ended December 31, 2012. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $698,000 with a remaining life of 2.2 years at December 31, 2012.

(2)

Reflects warrants for our common stock issued in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. See “Note 13 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2012, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets For Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During The Year Ended December 31, 2012 and 2011
	(In Thousands)
December 31, 2012:
ASSETS:
Non-Performing Loans Held for Sale (1)	$—	$484	$—	$3,747
Impaired Loans (2)	$—	$27,844	$8,888	$580
Other Real Estate Owned (3)	$—	$774	$—	$301
December 31, 2011:
ASSETS:
Non-Performing Loans Held for Sale (4)	$—	$17,525	$—	$2,903
Impaired Loans (5)	$—	$54,784	$35,835	$7,364
Other Real Estate Owned (6)	$—	$180	$—	$488

(1)	Includes a SBA loan of $484,000

(2)	Includes real estate loans of $8.7 million, commercial and industrial loans of $27.0 million, and consumer loans of $1.0 million

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

(3)	Includes properties from the foreclosure of real estate loans of $774,000

(4)	Includes commercial property loans of $11.1 million, commercial term loan of $5.6 million, and SBA loans of $870,500

(5)	Includes real estate loans of $35.1 million, commercial and industrial loans of $54.8 million, and consumer loans of $721,000

(6)	Includes properties from the foreclosure of real estate loans of $180,000

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

The estimated fair values of financial instruments were as follows:

	December 31, 2012		December 31, 2011
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$268,047	$268,047	$201,683	$201,683
Restricted Cash	5,350	5,350	1,818	1,818
Term Federal Funds	—	—	115,000	115,173
Investment Securities Available for Sale	451,060	451,060	381,862	381,862
Investment Securities Held to Maturity	—	—	59,742	59,363
Loans Receivable, Net of Allowance for Loan Losses	1,986,051	1,981,669	1,849,020	1,802,511
Loans Held for Sale	8,306	8,306	22,587	22,587
Accrued Interest Receivable	7,581	7,581	7,829	7,829
Investment in Federal Home Loan Bank Stock	17,800	17,800	22,854	22,854
Investment in Federal Reserve Bank	12,222	12,222	8,558	8,558
Financial Liabilities:
Noninterest-Bearing Deposits	720,931	720,931	634,466	634,466
Interest-Bearing Deposits	1,675,032	1,680,211	1,710,444	1,710,878
Borrowings	85,341	85,414	85,709	83,853
Accrued Interest Payable	11,775	11,775	16,032	16,032
Off-Balance Sheet Items:
Commitments to Extend Credit	182,746	146	158,748	194
Standby Letters of Credit	10,588	24	12,742	26

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

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

Investment Securities – The fair value of investment securities, consisting of investment securities available for sale, is generally obtained from market bids for similar or identical securities, from independent securities brokers or dealers, or from other model-based valuation techniques described above (Level 1, 2 and 3).

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

Loans Held for Sale – Loans held for sale are carried at the lower of aggregate cost or fair market value, as determined based upon quotes, bids or sales contract prices or may be assessed based upon the fair value of the collateral which is obtained from recent real estate appraisals (Level 2). Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustment is typically significant and result in Level 3 classification of the inputs for determining fair value.

Accrued Interest Receivable – The carrying amount of accrued interest receivable approximates its fair value (Level 1).

Investment in Federal Home Loan Bank and Federal Reserve Bank Stock – The carrying amounts of investment in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock approximate fair value as such stock may be resold to the issuer at carrying value (Level 1).

Non-Interest-Bearing Deposits – The fair value of non-interest-bearing deposits is the amount payable on demand at the reporting date (Level 2).

Interest-Bearing Deposits – The fair value of interest-bearing deposits, such as savings accounts, money market checking, and certificates of deposit, is estimated based on discounted cash flows. The cash flows for non-maturity

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 3 — FAIR VALUE MEASUREMENTS (continued)

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

NOTE 4 — INVESTMENT SECURITIES

During the year ended December 31, 2012, all held-to-maturity securities were reclassified to available-for-sale securities. As more than 95 percent of the securities were municipal bonds, the Company decided to reclassify them to available-for-sale securities to be more proactive under the current municipal market with a rising risk of default.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 4 — INVESTMENT SECURITIES (continued)

The following is a summary of investment securities available for sale:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In Thousands)
December 31, 2012:
Mortgage-Backed Securities (1)	$157,185	$3,327	$186	$160,326
Collateralized Mortgage Obligations (1)	98,821	1,775	109	100,487
U.S. Government Agency Securities	92,990	222	94	93,118
Municipal Bonds-Tax Exempt	12,209	603	—	12,812
Municipal Bonds-Taxable	44,248	2,029	135	46,142
Corporate Bonds	20,470	176	246	20,400
SBA Loans Pool Securities	14,104	4	82	14,026
Other Securities	3,331	73	47	3,357
Equity Securities	354	78	40	392

Total Securities Available for Sale	$443,712	$8,287	$939	$451,060

December 31, 2011:
Mortgage-Backed Securities (1)	$110,433	$2,573	$1	$113,005
Collateralized Mortgage Obligations (1)	161,214	1,883	260	162,837
U.S. Government Agency Securities	72,385	168	5	72,548
Municipal Bonds-Tax Exempt	3,389	93	—	3,482
Municipal Bonds-Taxable	5,901	237	—	6,138
Corporate Bonds	20,460	—	624	19,836
Other Securities	3,318	58	41	3,335
Equity Securities	647	85	51	681

Total Securities Available for Sale	$377,747	$5,097	$982	$381,862

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of investment securities at December 31, 2012, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In Thousands)
Within One Year	$—	$—
Over One Year Through Five Years	28,257	28,342
Over Five Years Through Ten Years	105,386	106,787
Over Ten Years	39,605	40,700
Mortgage-Backed Securities	157,185	160,326
Collateralized Mortgage Obligations	98,821	100,487
SBA Loans Pool Securities	14,104	14,026
Equity Securities	354	392

Total	$443,712	$451,060

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 4 — INVESTMENT SECURITIES (continued)

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” which amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI.

The Company had an equity security with a carrying value of $296,000 at December 31, 2012. During 2012, the issuer’s financial condition had deteriorated, and it was determined that the investment value is other-than-temporarily impaired. Based on the closing prices of the shares at September 30, 2012 and June 30, 2012, we recorded OTTI charges of $176,000 and $116,000, respectively, to write down the investment value to its fair value. As such, for the year ended December 31, 2012, the total OTTI charge on this equity security was $292,000. During the fourth quarter of 2012, there was no OTTI charged on this equity security due to the improved closing price of the shares being higher than the book value.

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2012 and 2011:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
Investment Securities Available for Sale	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
December 31, 2012
Mortgage-Backed Securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
Collateralized Mortgage Obligations	109	14,344	5	—	—	—	109	14,344	5
U.S. Government Agency Securities	94	26,894	9	—	—	—	94	26,894	9
Municipal Bonds-Taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate Bonds	-	—	—	246	10,738	3	246	10,738	3
SBA Loans Pool Securities	82	11,004	3	—	—	—	82	11,004	3
Other Securities	1	12	1	46	953	1	47	965	2
Equity Securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

December 31, 2011
Mortgage-Backed Securities	$1	$3,076	1	$—	$—	—	$1	$3,076	1
Collateralized Mortgage Obligations	260	36,751	16	—	—	—	260	36,751	16
U.S. Government Agency Securities	5	6,061	2	—	—	—	5	6,061	2
Corporate Bonds	41	4,445	2	582	15,391	4	623	19,836	6
Other Securities	1	12	1	41	959	1	42	971	2
Equity Securities	51	85	1	—	—	—	51	85	1

Total	$359	$50,430	23	$623	$16,350	5	$982	$66,780	28

The impairment losses described previously are not included in the table above. All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2012 and 2011 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 4 — INVESTMENT SECURITIES (continued)

default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2012. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities, other than the OTTI write-down related to an equity security, that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2012 and 2011 are not other-than-temporarily impaired, and therefore, no other impairment charges as of December 31, 2012 and 2011 are warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$1,447	$2,674	$228
Gross Realized Losses on Sales of Investment Securities	(50)	(1,039)	(106)

Net Realized Gains on Sales of Investment Securities	$1,396	$1,635	$122

Proceeds from Sales of Investment Securities	$102,538	$155,468	$31,832
Tax Expense on Sales of Investment Securities	$587	$687	$52

For the year ended December 31, 2012, $3.2 million of net unrealized gains arose during the period and was included in comprehensive income, and there was a $1.4 million gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized gains of $1.7 million in comprehensive income. Of the $3.2 million increase in net unrealized gains, $2.0 million resulted from the net unrealized gains on newly reclassified available-for-sale securities from held-to-maturity securities. For the year ended December 31, 2011, $6.5 million of net unrealized gains arose during the period and was included in comprehensive income, and there

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 4 — INVESTMENT SECURITIES (continued)

was a $1.6 million gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized losses of $249,000 million in comprehensive income. For the year ended December 31, 2010, $3.6 million of net unrealized losses arose during the period and was included in comprehensive income, and there was a $122,000 gain in earnings resulting from the sale of investment securities that had previously recorded net unrealized losses of $205,000 in comprehensive income.

Investment securities available for sale with carrying values of $18.2 million and $45.8 million as of December 31, 2012 and 2011, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	As of December 31,
	2012	2011
	(In Thousands)
Real Estate Loans:
Commercial Property	$787,094	$663,023
Construction	—	33,976
Residential Property	101,778	52,921

Total Real Estate Loans	888,872	749,920
Commercial and Industrial Loans:
Commercial Term (1)	884,364	944,836
Commercial Lines of Credit (2)	56,121	55,770
SBA Loans (3)	148,306	116,192
International Loans	34,221	28,676

Total Commercial and Industrial Loans	1,123,012	1,145,474
Consumer Loans	36,676	43,346

Total Gross Loans	2,048,560	1,938,740
Allowance for Loans Losses	(63,305)	(89,936)
Deferred Loan Fees	796	216

Loan Receivables, Net	$1,986,051	$1,849,020

(1)	Includes owner-occupied property loans of $774.2 million and $776.3 million as of December 31, 2012 and 2011, respectively.

(2)	Includes owner-occupied property loans of $1.4 million and $936,000 as of December 31, 2012 and 2011, respectively.

(3)	Includes owner-occupied property loans of $128.4 million and $93.6 million as of December 31, 2012 and 2011, respectively.

Accrued interest on loans receivable was $5.4 million and $5.7 million at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, loans receivable totaling $524.0 million and $797.1 million, respectively, were pledged to secure FHLB advances and the FRB’s federal discount window.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

The following table details the information on the purchases, sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the years ended December 31, 2012 and 2011:

	Real Estate	Commercial and Industrial	Consumer	Total
	(In Thousands)
December 31, 2012:
Balance at Beginning of Period	$11,068	$11,519	$-	$22,587
Origination of Loans Held for Sale	—	116,829	-	116,829
Reclassification from Loans Receivable to Loans Held for Sale	46,960	48,651	-	95,611
Reclassification from Loans Held for Sale to Other Real Estate Owned	(360)	—	-	(360)
Reclassification from Loans Held for Sale to Loans Receivable	(1,647)	(132)	-	(1,779)
Sales of Loans Held for Sale	(54,669)	(165,563)	-	(220,232)
Principal Payoffs and Amortization	(228)	(376)	-	(604)
Valuation Adjustments	(1,124)	(2,622)	-	(3,746)

Balance at End of Period	$—	$8,306	$-	$8,306

December 31, 2011:
Balance at Beginning of Period	$3,666	$32,954	$-	$36,620
Origination of Loans Held for Sale	—	60,238	-	60,238
Reclassification from Loans Receivable to Loans Held for Sale	56,428	53,862	-	110,290
Sales of Loans Held for Sale	(48,841)	(131,653)	-	(180,494)
Principal Payoffs and Amortization	(52)	(1,112)	-	(1,164)
Valuation Adjustments	(133)	(2,770)	-	(2,903)

Balance at End of Period	$11,068	$11,519	$-	$22,587

For the year ended December 31, 2012, loans receivable of $95.6 million were reclassified as loans held for sale, and loans held for sale of $220.0 million were sold. For the year ended December 31, 2011, loans receivable of $110.3 million were reclassified as loans held for sale, and loans held for sale of $180.5 million were sold.

For the year ended December 31, 2012, $15.2 million of commercial real estate loans and $67.4 million of residential mortgage loans were purchased. There was no purchase of loans receivable for the year ended December 31, 2011.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2012		2011		2010
	Allowance for Loan Losses	Allowance for Off- Balance Sheet Items	Allowance for Loan Losses	Allowance for Off- Balance Sheet Items	Allowance for Loan Losses	Allowance for Off- Balance Sheet Items
	(In Thousands)
Balance at Beginning of Period	$89,936	$2,981	$146,059	$3,417	$144,996	$3,876
Provision Charged to Operating Expense	7,157	(1,157)	12,536	(436)	122,955	(459)
Actual Charge-Offs	(38,227)	—	(78,652)	—	(131,823)	—
Recoveries on Loans Previously Charged Off	4,439	—	9,993	—	9,931	—

Balance at End of Period	$63,305	$1,824	$89,936	$2,981	$146,059	$3,417

The allowance for off-balance sheet items and provisions is maintained at a level believed to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2012 and 2011, the allowance for off-balance sheet items amounted to $1.8 million and $3.0 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the provision for credit losses.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

The following table details the information on the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2012:
Allowance for Loan Losses:
Beginning Balance	$19,637	$66,005	$2,243	$2,051	$89,936
Charge-Offs	11,382	25,897	948	—	38,227
Recoveries on Loans Previously Charged Off	583	3,758	98	—	4,439
Provision	9,342	(1,938)	887	(1,134)	7,157

Ending Balance	$18,180	$41,928	$2,280	$917	$63,305

Ending Balance: Individually Evaluated for Impairment	$161	$5,456	$615	$—	$6,232

Ending Balance: Collectively Evaluated for Impairment	$18,019	$36,472	$1,665	$917	$57,073

Loans Receivable:
Ending Balance	$888,872	$1,123,012	$36,676	$—	$2,048,560

Ending Balance: Individually Evaluated for Impairment	$8,819	$44,273	$1,652	$—	$54,744

Ending Balance: Collectively Evaluated for Impairment	$880,053	$1,078,739	$35,024	$—	$1,993,816

December 31, 2011:
Allowance for Loan Losses:
Beginning Balance	$32,766	$108,986	$2,079	$2,228	$146,059
Charge-Offs	18,539	59,498	615	—	78,652
Recoveries on Loans Previously Charged Off	2,794	7,093	106	—	9,993
Provision	2,616	9,424	673	(177)	12,536

Ending Balance	$19,637	$66,005	$2,243	$2,051	$89,936

Ending Balance: Individually Evaluated for Impairment	$3,618	$19,738	$26	$—	$23,382

Ending Balance: Collectively Evaluated for Impairment	$16,019	$46,267	$2,217	$2,051	$66,554

Loans Receivable:
Ending Balance	$749,920	$1,145,474	$43,346	$—	$1,938,740

Ending Balance: Individually Evaluated for Impairment	$38,699	$82,244	$746	$—	$121,689

Ending Balance: Collectively Evaluated for Impairment	$711,221	$1,063,230	$42,600	$—	$1,817,051

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from (0) to (8)) for each and every loan in our loan portfolio. All loans are reviewed by a third-party loan reviewer on a semi-annual basis. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:

Pass: Pass loans, grade (0) to (4), are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention (5)”, “Substandard (6)” or “Doubtful (7)”. This grade is the strongest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. Following are sub categories within the Pass grade, or (0) to (4):

Pass (0): Loans secured in full by cash or cash equivalents.

Pass (1): Loans or commitments requiring a very strong, well-structured credit relationship with an established borrower. The relationship should be supported by audited financial statements indicating cash flow, well in excess of debt service requirement, excellent liquidity, and very strong capital.

Pass (2): Loans or commitments requiring a well-structured credit that may not be as seasoned or as high quality as grade (1). Capital, liquidity, debt service capacity, and collateral coverage must all be well above average. This category includes individuals with substantial net worth supported by liquid assets and strong income.

Pass (3): Loans or commitments to borrowers exhibiting a fully acceptable credit risk. These borrowers should have sound balance sheets and significant cash flow coverage, although they may be somewhat more leveraged and exhibit greater fluctuations in earning and financing but generally would be considered very attractive to the Bank as a borrower. The borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans with this grade must have characteristics that place them well above the minimum underwriting requirements. Asset-based borrowers assigned this grade must exhibit extremely favorable leverage and cash flow characteristics and consistently demonstrate a high level of unused borrowing capacity.

Pass (4): Loans or commitments to borrowers exhibiting either somewhat weaker balance sheets or positive, but inconsistent, cash flow coverage. These borrowers may exhibit somewhat greater credit risk, and as a result, the Bank may have secured its exposure to mitigate the risk. If so, the collateral taken should provide an unquestionable ability to repay the indebtedness in full through liquidation, if necessary. Cash flows should be adequate to cover debt service and fixed obligations, although there may be a question about the borrower’s ability to provide alternative sources of funds in emergencies. Better quality real estate and asset-based borrowers who fully comply with all underwriting standards and are performing according to projections would be assigned this grade.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

Special Mention: A Special Mention credit, grade (5), has potential weaknesses that deserve management’s close attention. If left uncollected, these potential weaknesses may result in deterioration of the repayment of the debt and result in a Substandard classification. Loans that have significant actual, not potential, weaknesses are considered more severely classified.

Substandard: A Substandard credit, grade (6), has a well-defined weakness that jeopardizes the liquidation of the debt. A credit graded Substandard is not protected by the sound worth and paying capacity of the borrower, or of the value and type of collateral pledged. With a Substandard loan, there is a distinct possibility that the Bank will sustain some loss if the weaknesses or deficiencies are not corrected.

Doubtful: A Doubtful credit, grade (7), is one that has critical weaknesses that would make the collection or liquidation of the full amount due improbable. However, there may be pending events which may work to strengthen the credit, and therefore the amount or timing of a possible loss cannot be determined at the current time.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

Loss: A loan classified as Loss, grade (8), is considered uncollectible and of such little value that their continuance as active bank assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be possible in the future. Loans classified Loss will be charged off in a timely manner.

	Pass (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In Thousands)
December 31, 2012:
Real Estate Loans:
Commercial Property
Retail	$386,650	$3,971	$2,324	$392,945
Land	5,491	—	8,516	14,007
Other	366,518	12,132	1,492	380,142
Construction	—	—	—	—
Residential Property	99,250	—	2,528	101,778
Commercial and Industrial Loans:
Commercial Term
Unsecured	87,370	663	22,139	110,172
Secured By Real Estate	710,723	13,038	50,431	774,192
Commercial Lines of Credit	53,391	863	1,867	56,121
SBA Loans	136,058	1,119	11,129	148,306
International Loans	34,221	—	—	34,221
Consumer Loans	33,707	201	2,768	36,676

Total	$1,913,379	$31,987	$103,194	$2,048,560

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$292,914	$8,858	$10,685	$312,457
Land	4,351	—	3,418	7,769
Other	297,734	8,428	36,635	342,797
Construction	—	14,080	19,896	33,976
Residential Property	48,592	—	4,329	52,921
Commercial and Industrial Loans:
Commercial Term
Unsecured	100,804	8,680	41,796	151,280
Secured By Real Estate	634,822	36,290	122,444	793,556
Commercial Lines of Credit	44,985	7,676	3,109	55,770
SBA Loans	96,983	1,496	17,713	116,192
International Loans	26,566	—	2,110	28,676
Consumer Loans	40,454	676	2,216	43,346

Total	$1,588,205	$86,184	$264,351	$1,938,740

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

The following is an aging analysis of past due loans, disaggregated by loan class, as of December 31, 2012 and 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In Thousands)
December 31, 2012:
Real Estate Loans:
Commercial Property
Retail	$—	$111	$—	$111	$392,834	$392,945	$—
Land	—	—	335	335	13,672	14,007	—
Other	—	—	—	—	380,142	380,142	—
Construction	—	—	—	—	—	—	—
Residential Property	—	588	311	899	100,879	101,778	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	918	1,103	1,279	3,300	106,872	110,172	—
Secured By Real Estate	1,949	—	926	2,875	771,317	774,192	—
Commercial Lines of Credit	—	188	416	604	55,517	56,121	—
SBA Loans	3,759	1,039	2,800	7,598	140,708	148,306	—
International Loans	—	—	—	—	34,221	34,221	—
Consumer Loans	61	146	538	745	35,931	36,676	—

Total	$6,687	$3,175	$6,605	$16,467	$2,032,093	$2,048,560	$—

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$485	$—	$—	$485	$311,972	$312,457	$—
Land	—	—	—	—	7,769	7,769	—
Other	—	—	—	—	342,797	342,797	—
Construction	—	—	8,310	8,310	25,666	33,976	—
Residential Property	277	1,613	2,221	4,111	48,810	52,921	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	438	611	1,833	2,882	148,398	151,280	—
Secured By Real Estate	3,162	6,496	1,202	10,860	782,696	793,556	—
Commercial Lines of Credit	—	—	416	416	55,354	55,770	—
SBA Loans	260	472	7,108	7,840	108,352	116,192	—
International Loans	—	—	—	—	28,676	28,676	—
Consumer Loans	126	7	154	287	43,059	43,346	—

Total	$4,748	$9,199	$21,244	$35,191	$1,903,549	$1,938,740	$—

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

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

The allowance for collateral-dependent loans is determined by calculating the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, using recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

The following table provides information on impaired loans, disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
December 31, 2012:
Real Estate Loans:
Commercial Property
Retail	$2,930	$3,024	$2,930	$—	$—	$2,357	$136
Land	2,097	2,307	2,097	—	—	2,140	179
Other	527	527	—	527	67	835	43
Construction	—	—	—	—	—	6,012	207
Residential Property	3,265	3,308	1,866	1,399	94	3,268	164
Commercial and Industrial Loans:
Commercial Term
Unsecured	14,532	15,515	6,826	7,706	2,144	14,160	821
Secured By Real Estate	22,050	23,221	9,520	12,530	2,319	21,894	1,723
Commercial Lines of Credit	1,521	1,704	848	673	230	1,688	64
SBA Loans	6,170	10,244	4,294	1,876	762	7,173	1,131
Consumer Loans	1,652	1,711	449	1,203	615	1,205	73

Total Gross Loans	$54,744	$61,561	$28,830	$25,914	$6,231	$60,732	$4,541

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$1,260	$1,260	$1,100	$160	$126	$105	$—
Land	3,178	3,210	—	3,178	360	16,910	78
Other	14,773	14,823	1,131	13,642	3,004	14,850	907
Construction	14,120	14,120	14,120	—	—	14,353	1,077
Residential Property	5,368	5,408	3,208	2,160	128	5,399	279
Commercial and Industrial Loans:
Commercial Term
Unsecured	16,035	16,559	244	15,791	10,793	15,685	1,043
Secured By Real Estate	53,159	54,156	14,990	38,169	7,062	51,977	3,652
Commercial Lines of Credit	1,431	1,554	715	716	716	1,590	82
SBA Loans	11,619	12,971	9,445	2,174	1,167	12,658	1,186
Consumer Loans	746	788	511	235	26	832	44

Total Gross Loans	$121,689	$124,849	$45,464	$76,225	$23,382	$134,359	$8,348

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans
Performed in Accordance With Their Original Terms	$5,887	$9,192	$20,848
Less: Interest Income Recognized on Impaired Loans	(4,541)	(8,348)	(11,473)

Interest Foregone on Impaired Loans	$1,346	$844	$9,375

(1)	Includes interest income recognized on an accrual basis prior to classification as impaired.

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

The following table details non-accrual loans, disaggregated by loan class for the periods indicated:

	As of December 31,
	2012	2011
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	$1,079	$1,260
Land	2,097	2,362
Other	—	1,199
Construction	—	8,310
Residential Property	1,270	2,097
Commercial and Industrial Loans:
Commercial Term
Unsecured	8,311	7,706
Secured By Real Estate	8,679	11,725
Commercial Lines of Credit	1,521	1,431
SBA Loans	12,563	15,479
Consumer Loans	1,759	809

Total Non-Accrual Loans	$37,279	$52,378

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

The following table details non-performing assets for the periods indicated:

	As of December 31,
	2012	2011
	(In Thousands)
Non-Accrual Loans	$37,279	$52,378
Loans 90 Days or More Past Due and Still Accruing	—	—

Total Non-Performing Loans	37,279	52,378
Other Real Estate Owned	774	180

Total Non-Performing Assets	$38,053	$52,558

Loans on non-accrual status, excluding loans held for sale, totaled $37.3 million as of December 31, 2012, compared to $52.4 million as of December 31, 2011, representing a 28.8 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $16.5 million as of December 31, 2012, compared to $35.2 million as of December 31, 2011, representing a 53.1 percent decrease.

As of December 31, 2012, other real estate owned consisted of two properties located in Illinois and Virginia with a combined carrying value of $774,000 with no valuation adjustment. For the year ended December 31, 2012, six properties were transferred from loans receivable to other real estate owned at fair value less aggregate selling costs of $3.1 million, and a valuation adjustment of $433,000 was recorded. As of December 31, 2011, there was one real estate owned property, located in Colorado, with a net carrying value of $180,000.

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

During the year ended December 31, 2012, we restructured monthly payments on 59 loans, with a net carrying value of $15.0 million as of December 31, 2012, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

The following table details troubled debt restructurings, disaggregated by type of concession and by loan type as of December 31, 2012 and 2011:

	Non-Accrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal or Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal or Interest	Extension of Maturity	Total
	(In Thousands)
December 31, 2012:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,080	$1,080	$357	$—	$—	$175	$532
Other	—	—	—	—	—	527	—	—	—	527
Residential Property	827	—	—	—	827	—	572	—	—	572
Commercial and Industrial Loans:
Commercial Term
Unsecured	—	658	4,558	1,413	6,629	976	—	1,090	3,260	5,326
Secured By Real Estate	2,317	1,343	318	—	3,978	4,444	—	448	4,547	9,439
Commercial Lines of Credit	673	—	188	244	1,105	—	—	—	—	—
SBA Loans	2,831	1,287	1,032	—	5,150	484	—	100	—	584

Total	$6,648	$3,288	$6,096	$2,737	$18,769	$6,788	$572	$1,638	$7,982	$16,980

December 31, 2011:
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,260	$1,260	$—	$—	$—	$—	$—
Other	900	—	—	—	900	1,480	—	—	—	1,480
Residential Property	—	—	138	—	138	2,167	572	—	—	2,739
Commercial and Industrial Loans:
Commercial Term
Unsecured	765	669	4,650	484	6,568	185	—	7,069	1,584	8,838
Secured By Real Estate	1,202	1,523	2,403	3,243	8,371	2,005	—	8,628	2,699	13,332
Commercial Lines of Credit	715	—	—	198	913	—		—	—	—
SBA Loans	2,758	1,524	794	—	5,076	1,354	468	—	—	1,986

Total	$6,340	$3,716	$7,985	$5,185	$23,226	$7,191	$1,040	$15,697	$4,283	$28,375

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

The following table details troubled debt restructuring, disaggregated by loan class, for the years ended December 31, 2012 and 2011:

	For the Year Ended
	December 31, 2012			December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In Thousands, Except Number of Loans)
Real Estate Loans:
Commercial Property
Retail (1)	2	$562	$533	2	$1,260	$1,260
Other (2)	1	547	527	2	2,387	2,381
Residential Property (3)	—	—	—	3	2,740	2,739
Commercial and Industrial Loans:
Commercial Term
Unsecured (4)	37	6,024	5,277	50	15,410	14,797
Secured By Real Estate (5)	7	7,963	7,570	12	15,363	14,268
Commercial Lines of Credit (6)	1	202	188	—	—	—
SBA Loans (7)	11	1,022	951	29	7,954	6,670

Total	59	$16,320	$15,046	98	$45,114	$42,115

(1)

Includes modifications of $357,000 through payment deferrals and $175,000 through extensions of maturity for the year ended December 31, 2012, and $1.3 million through extensions of maturity for the year ended December 31, 2011.

(2)	Includes modifications of $527,000 through payment deferrals for the year ended December 31, 2012 and $2.4 million through payment deferrals for the year ended December 31, 2011.

(3)	Includes modifications of $2.7 million through payment deferrals for the year ended December 31, 2011.

(4)

Includes modifications of $909,000 through payment deferrals, $723,000 through reductions of principal or accrued interest, and $3.6 million through extensions of maturity for the year ended December 31, 2012, and $1.6 million through payment deferrals, $11.5 million through reductions of principal or accrued interest, and $1.5 million through extensions of maturity for the year ended December 31, 2011.

(5)

Includes modifications of $5.4 million through payment deferrals, $318,000 through reductions of principal or accrued interest, and $1.9 million through extensions of maturity for the year ended December 31, 2012, and $2.4 million through payment deferrals, $9.1 million through reduction of principal or accrued interest and $2.7 million through extensions of maturity for the year ended December 31, 2011.

(6)	Includes a modification of $188,000 through reductions of principal or accrued interest for the year ended December 31, 2012.

(7)

Includes modifications of $504,000 through payment deferrals and $447,000 through reductions of principal or accrued interest for the year ended December 31, 2012, and $5.7 million through payment deferrals and $957,000 through reductions of principal or accrued interest for the year ended December 31, 2011.

As of December 31, 2012 and 2011, total TDRs, excluding loans held for sale, was $35.7 million and $51.6 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 5 — LOANS (continued)

At December 31, 2012 and 2011, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $3.6 million and $14.2 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, during the years ended December 31, 2012 and 2011:

	For the Year Ended
	December 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In Thousands)
Commercial and Industrial Loans:
Commercial Term
Unsecured	8	$554	6	$2,368
Commercial Lines of Credit	1	188	—	—
SBA Loans	3	165	8	1,450

Totals	12	$907	14	$3,818

Servicing Assets

The changes in servicing assets were as follows for the years ended December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(In Thousands)
Balance at Beginning of Year	$3,720	$2,890
Addition	2,889	1,560
Amortization	(1,067)	(730)

Balance at End of Year	$5,542	$3,720

At December 31, 2012 and 2011, we serviced loans sold to unaffiliated parties in the amounts of $297.2 million and $218.5 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 6 — PREMISES AND EQUIPMENT

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2012	2011
	(In Thousands)
Land	$6,120	$6,120
Building and Improvements	9,197	9,198
Furniture and Equipment	15,039	15,229
Leasehold Improvements	10,320	11,298
Software	862	862

	41,538	42,707
Accumulated Depreciation and Amortization	(26,388)	(26,104)

Total Premises and Equipment, Net	$15,150	$16,603

Depreciation and amortization expense totaled $2.1 million, $2.2 million, and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 7 — OTHER INTANGIBLE ASSETS

Other intangible assets were as follows for the periods indicated:

		December 31, 2012			December 31, 2011
	Recorded Investment	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In Thousands)
Other Intangible Assets:
Core Deposit Intangible	8 years	$13,137	$(13,137)	$—	$13,137	$(13,103)	$34
Trade Names	20 years	970	(290)	680	970	(242)	728
Client/Insured Relationships	10 years	770	(462)	308	770	(385)	385
Carrier Relationships	15 years	580	(233)	347	580	(194)	386

Total Other Intangible Assets		$15,457	$(14,122)	$1,335	$15,457	$(13,924)	$1,533

The weighted-average amortization period for other intangible assets is 9.0 years. The total amortization expense for other intangible assets was $198,000, $700,000 and $1.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated future amortization expense related to other intangible assets for each of the next five years is as follows:

Year Ending December 31,	Amount
(In Thousands)
2013	$164
2014	164
2015	164
2016	164
2017	87

Total	$743

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 7 — OTHER INTANGIBLE ASSETS (continued)

As of December 31, 2012 and 2011, management is not aware of any circumstances that would indicate impairment of other intangible assets. There was no impairment charges related to other intangible asset recorded through earnings in 2012 or 2011.

NOTE 8 — DEPOSITS

At December 31, 2012, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $100,000 or More	Other Time Deposits	Total
	(In Thousands)
2013	$444,247	$300,887	$745,134
2014	159,123	60,529	219,652
2015	12,817	4,658	17,475
2016	—	1,782	1,782
2017 and Thereafter	—	943	943

Total	$616,187	$368,799	$984,986

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Savings	$2,152	$2,757	$3,439
Money Market Checking and NOW Accounts	3,085	3,461	4,936
Time Deposits of $100,000 or More	7,290	13,855	19,529
Other Time Deposits	3,350	3,885	6,504

Total Interest Expense on Deposits	$15,877	$23,958	$34,408

Accrued interest payable on deposits totaled $3.5 million and $6.2 million at December 31, 2012 and 2011, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2012 and 2011 were $1.8 million and $2.4 million, respectively.

Pursuant to the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000. As of December 31, 2012, time deposits of more than $250,000 were $238.2 million.

NOTE 9 — FHLB ADVANCES AND OTHER BORROWINGS

FHLB advances and other borrowings consisted of the following:

	As of December 31,
	2012	2011
	(In Thousands)
FHLB Advances	$2,935	$3,303

Total FHLB Advances	$2,935	$3,303

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 9 — FHLB ADVANCES AND OTHER BORROWINGS (continued)

FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

		As of December 31, 2012
		Amount	Weighted- Average Interest Rate
		(In Thousands)
Year of Maturity:	2013	$395	5.27%
	2014	2,540	5.27%
	2015	—	—

Total		$2,935	5.27%

The following is financial data pertaining to FHLB advances:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Weighted-Average Interest Rate at End of Year	5.27%	5.27%	0.87%
Weighted-Average Interest Rate During the Year	5.27%	1.00%	0.88%
Average Balance of FHLB Advances	$3,354	$66,191	$158,531
Maximum Amount Outstanding at Any Month-End	$3,273	$153,622	$153,951

We have pledged investment securities available for sale and loans receivable with carrying values of $17.1 million and $363.8 million, respectively, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $275.1 million, of which $272.1 million remained available as of December 31, 2012. At December 31, 2012, we had $111.4 million available for use through the Fed Discount Window, as we pledged loans with a carrying value of $160.2 million, and there were no borrowings.

At December 31, 2012, advances from the FHLB were $2.9 million, a decrease of $368,000, or 11.1 percent, from the December 31, 2011 balance of $3.3 million. At December 31, 2012, there was no FHLB advance with a remaining maturity of less than one year.

For the years ended December 31, 2012, 2011 and 2010, interest expense on FHLB advances were $165,000, $662,000 and $1.4 million, respectively, and the weighted-average interest rates were 5.27 percent, 1.00 percent and 0.88 percent, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES

During the first half of 2004, we issued three junior subordinated notes to finance the purchase of Pacific Union Bank. The outstanding subordinated debentures related to these offerings totaled $82.4 million at December 31, 2012 and 2011 as follows:

Description	Issuance (1)	Trust Preferred Securities Outstanding	Interest Rate as of December 31, 2012	Adjustable	Interest Rate Basis	Junior Subordinated Debt Owed to Trusts (2)	Final Maturity Date
Hanmi Capital Trust I	1/8/2004	$30,000	3.24%	Adjustable Quarterly	3 Month LIBOR + 2.90%	$30,928	1/15/2034
Hanmi Capital Trust II	3/15/2004	$30,000	3.21%	Adjustable Quarterly	3 Month LIBOR + 2.90%	$30,928	3/15/2034
Hanmi Capital Trust III	4/28/2004	$20,000	2.94%	Adjustable Quarterly	3 Month LIBOR + 2.63%	$20,619	4/30/2034

(1)	Each issue of junior subordinated debentures may be redeemed in whole or in part by us after five years from the first interest payment date

(2)	Junior subordinated debt includes the funding cost of $69,000

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

In October 2008, we committed to the FRB that no interest payments on the junior subordinated debentures would be made without the prior written consent of the FRB. Therefore, to preserve its capital position, Hanmi Financial’s Board of Directors elected to defer quarterly interest payments on its outstanding junior subordinated debentures until further notice, beginning with the interest payment that was due on January 15, 2009. In addition, we were prohibited from making interest payments on our outstanding junior subordinated debentures under the terms of the regulatory enforcement actions without the prior written consent of the FRB and the DFI. Upon termination of the regulatory enforcement actions by the FRB on December 4, 2012 and the DFI on October 29, 2012, Hanmi Financial paid accrued interest of $4.6 million on December 15, 2012 for the Trust II and, subsequent to December 31, 2012, has paid accrued interest of $5.2 million and $3.1 million in January 2013 for the Trust I and III, respectively. Accrued interest payable on the junior subordinated debentures were $8.2 million and $9.8 million at December 31, 2012 and 2011, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES (continued)

For the years ended December 31, 2012, 2011, and 2010, interest expense on the junior subordinated debentures totaled $2.7 million, $2.9 million and $2.8 million, respectively, and the average interest rates were 3.28 percent, 3.54 percent and 3.41 percent, respectively.

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

NOTE 11 — INCOME TAXES

In accordance with the provisions of FASB ASC 740, the Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Unrecognized Tax Benefits at Beginning of Year	$1,281	$940	$1,988
Gross Increases for Tax Positions of Prior Years	14	515	157
Gross Decreases for Tax Positions of Prior Years	—	—	—
Increase in Tax Positions for Current Year	—	—	—
Decrease Due to FTB Audit Result	—	—	(673)
Transfer to Current State Tax Reserve	—	—	(358)
Lapse in Statute of Limitations	(41)	(174)	(174)

Unrecognized Tax Benefits at End of Year	$1,254	$1,281	$940

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.0 million, $1.0 million and $0.7 million as of December 31, 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, unrecognized tax benefits decreased by $27,000 in connection with the tax position taken on expense related to prior business acquisition cost. For the year ended December 31, 2011, unrecognized tax benefits increased by $341,000 in connection with the tax position taken on expense related to non-qualified stock option and prior business acquisition costs. For the year ended December 31, 2010, unrecognized tax benefit decreased by $1.0 million mainly due to the audit result from the Franchise Tax Board (“FTB”) and the recognition of state tax benefits for the year.

In 2012 and 2011, the company accrued interest of $41,000 and $181,000 for uncertain tax benefits, respectively. In 2010, accrued interest of $136,000 was reversed due to the audit result from the FTB for the tax

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 11 — INCOME TAXES (continued)

year 2005 to 2007. As of December 31, 2012, 2011 and 2010, the total amount of accrued interest related to uncertain tax positions, net of federal tax benefit, was $360,000, $319,000, and $138,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.

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

As of December 31, 2012, the Company was subject to examination by various federal and state tax authorities for the years ended December 31, 2004 through 2011. As of December 31, 2012, the Company was subjected to audit or examination by Internal Revenue Service for the 2009 tax year, California FTB for the 2008 and 2009 tax years, and Texas Comptroller of Public Accounts for the 2008 tax year. Management does not anticipate any material changes in our financial statements due to the results of the audits.

A summary of the provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Current Expense:
Federal	$4,993	$704	$(3,224)
State	(19)	29	(349)

Total Current Expense (Benefit)	4,974	733	(3,573)
Deferred Expense:
Federal	(25,836)	—	3,561
State	(26,506)	—	—

Total Deferred (Benefit) Expense	(52,342)	—	3,561

Provision (Benefit) for Income Taxes	$(47,368)	$733	$(12)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 11 — INCOME TAXES (continued)

Deferred tax assets and liabilities were as follows:

	As of December 31,
	2012	2011	2010
	(In Thousands)
Deferred Tax Assets:
Credit Loss Provision	$29,995	$42,712	$69,532
Depreciation	1,253	1,240	1,203
Net Operating Loss Carryforward	33,875	50,255	39,994
Unrealized Loss on Securities Available for Sale, Interest-Only Strips	—	—	988
Tax Credit	5,426	5,803	4,059
State Taxes	—	91	90
Other	3,766	3,517	4,259

Total Deferred Tax Assets	74,315	103,618	120,125

Deferred Tax Liabilities:
Mark to Market	(5,562)	(14,820)	(21,696)
Purchase Accounting	(3,217)	(3,119)	(3,747)
Unrealized Gain on Securities Available for Sale, Interest-Only Strips	(3,096)	(1,752)	—
State Taxes	(9,429)	—	—
Other	(2,013)	(1,658)	(2,003)

Total Deferred Tax Liabilities	(23,317)	(21,349)	(27,446)

Valuation Allowance	—	(82,269)	(92,679)

Net Deferred Tax Assets	$50,998	$—	$—

As of December 31, 2012, the Company’s net deferred tax assets were primarily the result of net operating loss carryforwards, allowance for loan losses, and tax credit carryforwards. A valuation allowance of $82.3 million was recorded against its gross deferred tax asset balance as of December 31, 2011. For the year ended December 31, 2012, the Company recorded a net valuation allowance release of $62.6 million based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2012, in part because possible sources of taxable income were available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards, management determined that sufficient positive evidence existed as of December 31, 2012, to conclude that it was more likely than not that deferred taxes were fully realizable, and therefore, reduced the valuation allowance accordingly.

As of December 31, 2012, the Company had net operating loss carryforwards of $39.9 million and $183.8 million for federal and state income tax purposes, respectively, which are available to offset future taxable income, if any, through 2031.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 11 — INCOME TAXES (continued)

Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2012	2011	2010
Federal Statutory Income Tax Rate	35.00%	35.00%	35.00%
State Taxes, Net of Federal Tax Benefits	0.03%	0.00%	-0.10%
Tax-Exempt Municipal Securities	-0.32%	-0.26%	0.10%
Tax Credit – Federal	-2.10%	-2.97%	1.50%
Other	-2.16%	-0.80%	1.60%
Valuation Allowance	-140.59%	-28.50%	-38.00%

Effective Tax Rate	-110.14%	2.47%	-0.10%

NOTE 12 — SHARE-BASED COMPENSATION

At December 31, 2012, we had two incentive plans, the Year 2000 Stock Option Plan (the “2000 Plan”) and, the 2007 Equity Compensation Plan (the “2007 Plan” and with the 2000 Plan, the “Plans”), which replaced the 2000 Plan. The 2007 Plan provides for grants of non-qualified and incentive stock options, restricted stock, stock appreciation rights and performance shares to non-employee directors, officers, employees and consultants of Hanmi Financial and its subsidiaries. The 2000 Plan provided for the grant of non-qualified and incentive stock options. Although no future stock options may be granted under the 2000 Plan, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2000 Plan.

Under the 2007 Plan, we may grant equity incentive awards for up to 375,000 shares of common stock. As of December 31, 2011, 21,550 shares were still available for issuance under the 2007 Plan.

The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Share-Based Compensation Expense	$478	$608	$1,012
Related Tax Benefits	$201	$256	$426

As of December 31, 2012, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In Thousands)
Stock Option Awards	$932	2.9 years
Restricted Stock Awards	57	1.2 years

Total Unrecognized Share-Based Compensation Expense	$989	2.8 years

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (continued)

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

The weighted-average estimated fair value per share of options granted under the Plans was as follows:

	Year Ended December 31,
	2012	2011	2010
Weighted-Average Estimated Fair Value Per Share of Options Granted	$5.40	$6.23	$—

The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Weighted-Average Assumptions
Dividend Yield	—	—	—
Expected Volatility	65.23%	103.76%	—
Expected Term	3.0 years	3.2 years	—
Risk-Free Interest Rate	0.32%	1.04%	—

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

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands, Except Per Share Data)
Grant Date Fair Value of Options Granted	$1,197	$156	$—
Fair Value of Options Vested	$911	$1,272	$538
Total Intrinsic Value of Options Exercised (1)	$6	$—	$14
Cash Received from Options Exercised	$10	$—	$22
Weighted-Average Estimated
Fair Value Per Share of Options Granted	$5.40	$6.23	$—

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (continued)

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options Outstanding at Beginning of Year	143,325	$81.27	133,361	$95.45	147,544	$94.26
Options Granted	221,750	$12.54	25,000	$9.88	—	$—
Options Exercised	(1,250)	$8.32	—	$—	(2,000)	$10.80
Options Forfeited	(5,375)	$8.61	(425)	$64.89	(1,025)	$136.96
Options Expired	(15,500)	$98.76	(14,611)	$39.09	(11,158)	$91.04

Options Outstanding at End of Year	342,950	$37.44	143,325	$81.27	133,361	$95.45

Options Exercisable at End of Year	159,762	$66.19	107,475	$104.25	99,586	$111.52

The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Non-Vested Options Outstanding at Beginning of Year	35,850	$25.20	33,775	$17.68	54,550	$21.65
Options Granted	221,750	$12.54	25,000	$9.88	—	$—
Options Vested	(69,037)	$13.20	(22,500)	$56.54	(19,750)	$27.28
Options Forfeited	(5,375)	$8.61	(425)	$64.89	(1,025)	$44.00

Non-Vested Options Outstanding at End of Year	183,188	$12.37	35,850	$25.20	33,775	$17.68

As of December 31, 2012, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
$8.00 to $49.99	274,375	$359	$13.29	9.3 years	91,187	$136	$15.14	8.7 years
$50.00 to $99.99	—	—	—	—	—	—	—
$100.00 to $149.99	56,075	—	$126.63	2.4 years	56,075	—	$71.14	2.4 years
$150.00 to $173.04	12,500	—	$167.52	3.8 years	12,500	—	$167.52	3.8 years

Total	342,950	$359	$37.44	8.0 years	159,762	$136	$27.68	6.1 years

(1)

Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $13.59 as of December 31, 2012, and the exercise price, multiplied by the number of options.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 12 — SHARE-BASED COMPENSATION (continued)

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

The table below provides information for restricted stock awards under the 2007 Plan for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Restricted Stock at Beginning of Year	19,725	$11.66	18,200	$14.38	22,925	$15.04
Restricted Stock Granted	—	$—	10,000	$9.88	—	$—
Restricted Stock Forfeited	(2,000)	$8.32	—	$—	—	$—
Restricted Stock Vested	(7,225)	$13.78	(8,475)	$15.41	(4,725)	$17.52

Restricted Stock at End of Year	10,500	$10.83	19,725	$11.66	18,200	$14.38

NOTE 13 — STOCKHOLDERS’ EQUITY

Stock Warrants

As part of the agreement dated as of July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Stock” (“ASC 815- 40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility was based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption was based on the contract term of five years. The dividend yield of zero was based on the fact that we had no intention to pay cash dividends for the term at the grant date. The risk free rate of 2.07 percent used for the warrant was equal to the zero coupon rate in effect at the time of the grant.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY (continued)

Upon re-measuring the fair value of the stock warrants at December 31, 2012, compared to $883,000 at December 31, 2011, the fair value increased by $23,000, which we have included in other operating expenses for the year ended December 31, 2012. We used a weighted average expected stock volatility of 46.82 percent and a remaining contractual life of 2.8 years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 0.45 percent used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Income (Loss) (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
	(In Thousands, Except Per Share Data)
Year Ended December 31, 2012:
Basic EPS	$90,374	31,475,510	$2.87
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	40,072	—

Diluted EPS	$90,374	31,515,582	$2.87

Year Ended December 31, 2011:
Basic EPS	$28,147	20,403,549	$1.38
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	19,435	—

Diluted EPS	$28,147	20,422,984	$1.38

Year Ended December 31, 2010:
Basic EPS	$(88,009)	11,790,278	$(7.46)
Effect of Dilutive Securities – Options, Warrants and Unvested Restricted Stock	—	—	—

Diluted EPS	$(88,009)	11,790,278	$(7.46)

For the year ended December 31, 2012, 2011 and 2010, there were 301,200, 409,875, and 401,561 options, warrants and unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 15 — EMPLOYEE BENEFITS

401(k) Plan

We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. For the years ended December 31, 2012, 2011 and 2010, contributions to the 401(k) plan were $1.0 million, $1.0 million, and $992,000, respectively.

Bank-Owned Life Insurance

In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

Deferred Compensation Plan

Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (the “DCP”). The DCP is unfunded, and a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. As of December 31, 2012 and 2011, the liabilities for the deferred compensation plan and interest thereon were $0 and $6,000, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease our premises under non-cancelable operating leases. At December 31, 2012, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Year Ending December 31,	Amount
(In Thousands)
2013	$3,784
2014	3,771
2015	3,363
2016	2,844
2017	2,078
Thereafter	3,400

Total	$19,240

For the years ended December 31, 2012, 2011 and 2010, rental expenses recorded under such leases amounted to $5.5 million, $5.4 million, and $5.7 million, respectively.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

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

NOTE 17 — OFF-BALANCE SHEET COMMITMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved in on-balance sheet items recognized in the Consolidated Balance Sheets.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2012	December 31, 2011
	(In Thousands)
Commitments to Extend Credit	$182,746	$158,748
Standby Letters of Credit	10,588	12,742
Commercial Letters of Credit	6,092	9,298
Unused Credit Card Lines	13,459	15,937

Total Undisbursed Loan Commitments	$212,885	$196,725

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 19 — LIQUIDITY

Hanmi Financial

Management currently believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2013. Upon termination of the regulatory enforcement actions by the FRB on December 4, 2012 and the DFI on October 29, 2012, Hanmi Financial paid deferred interest of $4.6 million on December 15, 2012 for the Trust II and, subsequent to December 31, 2012, $5.2 million and $3.1 million in January 2013 for the Trust I and III, respectively. Accrued interest payable on junior subordinated debentures amounted to $8.2 million and $9.8 million at December 31, 2012 and 2011, respectively. Hanmi Financial’s liquid assets, including amounts deposited with the Bank, totaled $24.7 million and $31.7 million as of December 31, 2012 and 2011, respectively.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2012, the Bank had no brokered deposits, and had FHLB advances of $2.9 million compared to $3.3 million as of December 31, 2011.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of December 31, 2012, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $275.1 million and $272.2 million, respectively. The Bank’s FHLB borrowings as of December 31, 2012 totaled $2.9 million, representing 0.10 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $111.4 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $160.2 million, and had no borrowings as of December 31, 2012. In December 31, 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for reverse repurchase agreements up to a maximum of $100.0 million.

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

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 20 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Balance Sheets	As of December 31,
	2012	2011
	(In Thousands)
ASSETS
Cash	$24,722	$31,706
Securities Available for Sale	296	595
Investment in Consolidated Subsidiaries	442,380	344,129
Investment in Trust Preferred Securities	2,475	2,475
Other Assets	330	—

TOTAL ASSET	$470,203	$378,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Junior Subordinated Debentures	$82,406	$82,406
Other Liabilities	9,433	10,891
Stockholders’ Equity	378,364	285,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$470,203	$378,905

Statement of Operations	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Equity in Earnings (Losses) of Subsidiaries	$96,350	$35,654	$(82,705)
Other Expenses, Net	(5,976)	(7,507)	(5,339)
Income Tax Benefit	—	—	35

NET INCOME (LOSS)	$90,374	$28,147	$(88,009)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 20 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (continued)

Statement of Cash Flows	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$90,374	$28,147	$(88,009)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
(Income) Losses from Subsidiaries	(96,350)	(35,654)	82,705
Share-Based Compensation Expense	478	608	1,013
Changes in Fair Value of Stock Warrants	23	(717)	(362)
Other-Than-Temporary Loss on Investment Securities	292	—	—
(Increase) Decrease in Other Assets	(330)	1,833	(116)
(Decrease) Increase in Other Liabilities	(1,481)	2,664	2,706

Net Cash Used In Operating Activities	(6,994)	(3,119)	(2,063)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to Hanmi Bank	—	(50,000)	(110,000)

Net Cash Used In Investing Activities	—	(50,000)	(110,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options and Stock Warrants	10	—	22
Net Proceeds from Issuance of Common Stock in Offering	—	77,109	116,271

Net Cash Provided By Financing Activities	10	77,109	116,293

NET (DECREASE) INCREASE IN CASH	(6,984)	23,990	4,230
Cash at Beginning of Year	31,706	7,716	3,486

CASH AT END OF YEAR	$24,722	$31,706	$7,716

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010 (Continued)

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is shown in the following tables:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
2012:
Interest and Dividend Income	$30,294	$29,965	$29,402	$30,139
Interest Expense	5,761	4,793	4,483	3,708

Net Interest Income Before Provision for Credit Losses	24,533	25,172	24,919	26,431
Provision for Credit Losses	2,000	4,000	—	—
Non-Interest Income	3,633	7,189	6,520	7,470
Non-Interest Expense	18,746	19,763	18,804	19,548

Income Before Provision (Benefit) for Income Taxes	7,420	8,598	12,635	14,353
Provision (Benefit) for Income Taxes	79	(47,177)	(644)	374

NET INCOME	$7,341	$55,775	$13,279	$13,979

EARNINGS PER SHARE:
Basic	$0.23	$1.77	$0.42	$0.44
Diluted	$0.23	$1.77	$0.42	$0.44

2011:
Interest and Dividend Income	$33,875	$32,618	$31,674	$30,640
Interest Expense	7,766	7,143	6,515	6,206

Net Interest Income Before Provision for Credit Losses	26,109	25,475	25,159	24,434
Provision for Credit Losses	—	—	8,100	4,000
Non-Interest Income	5,508	6,017	5,978	6,348
Non-Interest Expense	21,061	22,886	18,852	21,249

Income Before Provision (Benefit) for Income Taxes	10,556	8,606	4,185	5,533
Provision (Benefit) for Income Taxes	119	605	(18)	27

NET INCOME	$10,437	$8,001	$4,203	$5,506

EARNINGS PER SHARE:
Basic	$0.55	$0.42	$0.22	$0.22
Diluted	$0.55	$0.42	$0.22	$0.22

NOTE 22 — SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANMI FINANCIAL CORPORATION

By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

Date:	March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 15, 2013.

/s/ Jay S. Yoo	/s/ Shick (Mark) Yoon
Jay S. Yoo President and Chief Executive Officer (Principal Executive Officer)	Shick (Mark) Yoon Senior Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Joseph K. Rho	/s/ I Joon Ahn
Joseph K. Rho Chairman of the Board	I Joon Ahn Director

/s/ John A. Hall	/s/ William J. Stolte
John A. Hall Director	William J. Stolte Director

/s/ Joon Hyung Lee	/s/ Paul (Seon-Hong) Kim
Joon Hyung Lee Director	Paul (Seon-Hong) Kim Director

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).
3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation, dated June, 23, 2004 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated July 28, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated December 16, 2011 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on December 19, 2011).
3.6	Amended and Restated Bylaws of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3 filed with the SEC on February 4, 2010).
3.7	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated November 21, 2007 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3 filed with the SEC on February 4, 2010).
4	Specimen stock certificate representing Hanmi Financial Corporation Common Stock
4.1	Hanmi Financial Corporation Warrant for the Purchase of Shares of Common Stock, issued to Cappello Capital Corp., dated October 14, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on October 14, 2010).
10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as Exhibit D to Exhibit 10.1) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.4	Hanmi Capital Trust I Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.1) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.1) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as Exhibit D to Exhibit 10.6) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number	Document
10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.9	Hanmi Capital Trust II Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.6) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.6) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein, (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (included as exhibit D to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).
10.16	Employment Agreement Between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and Jay S. Yoo, on the Other Hand, dated as of June 19, 2008 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 11, 2008). †
10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K filed with the SEC on June 26, 2007). †
10.18	Hanmi Financial Corporation Year 2000 Stock Option Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8 filed with the SEC on August 18, 2000). †
10.19	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †
10.20	Hanmi Financial Corporation Amended and Restated 2007 Employee Stock Incentive Plan – Restricted Stock Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009) †.
10.21	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †
10.22	Summary of 2010 Executive Retention Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 9, 2010). †
10.23	Form of Indemnification Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).
23	Consent of KPMG LLP

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX (Continued)

Exhibit Number	Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

†	Constitutes a management contract or compensatory plan or arrangement.

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).