Form 10-K/A
period 2012-12-31
HANMI FINANCIAL CORP
filed 2013-04-30
CIK 1109242

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

Number of shares of common stock of the Registrant outstanding as of March 31, 2013 was 31,584,193 shares.

Documents Incorporated By Reference Herein: None.

Explanatory Statement to Form 10-K Amendment

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement, which involves the election of directors, if filed with the SEC within 120 days after the end of the fiscal year covered by the Original Filing. The Company’s definitive proxy statement will not be filed before April 30, 2013 (i.e., within 120 days after the end of the Company’s 2012 fiscal year) pursuant to Regulation 14A. The reference in the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The following tables set forth information with respect to the Directors and executive officers of Hanmi Financial.

Name and Position	Age	Principal Occupation for Past Five Years and 10 Year Legal Proceedings
I Joon Ahn, Director	74	Principal Occupation:	Retired; President, Ace’s Fashion Company, a garment manufacturing company (1973 to 2001); Founder of Hanmi Bank and Hanmi Financial; former Chairman of our Boards, Hanmi Financial and Hanmi Bank; former member of the Korean American Chamber of Commerce and the Southern California International Trade Federation; attended Dong A University in South Korea.

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
		Director Since:	1982

John A. Hall, Director	63	Principal Occupation:	Retired; National Bank Examiner, Office of the Comptroller of the Currency (“OCC”), a division of the U.S. Treasury Department (1974 to 2005); received a Master of Business Administration from University of Iowa.

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
		Director Since:	February 2009

Paul Seon-Hong Kim, Director	68	Principal Occupation:	Retired; President & CEO, Center Financial Corp/Center Bank for 9 years, converting it a Nasdaq company with 13-fold increase in total market cap (1998 to 2007); President & CEO, Uniti Financial/Uniti Bank (2008); served in various executive capacities inclusive of CCO and CFO, Hanmi Financial/Hanmi Bank (1986 to 1998); Adjunctive Professor, Cal State University (2007, 2009); received a Master of Business Administration from University of California at Berkeley.

			Our Board believes that Mr. Kim should serve as a Director because Mr. Kim’s many years of experience and long distinguished background in the banking industry has provided him with valuable financial expertise and a deep understanding of the Korean-American banking industry, which are important in formulating and carrying out Hanmi Bank’s tactical and strategic plans.
		Director Since:	February 2009

Joon Hyung Lee, Director	69	Principal Occupation:	President, Root-3 Corporation, a property management, real estate investment, and development company (1983 to present); former Chairman of our Boards, Hanmi Financial and Hanmi Bank; former President of Byucksan America, Inc.; former President of Uniko Trading Co.; former Vice President of Nait Corporation; former Assistant Professor of Business Administration at Sung Kyun Kwan University in Korea; Master of Business Administration from New York University.

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
		Director Since:	1989

William J. Stolte, Director	66	Principal Occupation:	Retired; Senior Executive Vice President, Union Bank of California in San Francisco (2000 to 2008); Director, Deloitte & Touche, LLP (1995 to 2000); Partner, The Secura Group (1992 to 1995); served in various capacities, including Deputy Comptroller of the Currency, Chief National Bank Examiner, Deputy Director Multinational & Regional Bank Supervision, National Bank Examiner, Office of the Comptroller of the Currency (1968-1992); graduate of Saint Ambrose University.

			In selecting Mr. Stolte to serve as a Director, our Board considered Mr. Stolte’s banking experience both as an examiner as well as a consultant to the banking industry making him the financial expert, and his ability to assist our Board in addressing the challenges confronting Hanmi Bank.
		Director Since:	April 2009

Joseph K. Rho, Chairman of our Board	72	Principal Occupation:

Retired; current and former Chairman of the Boards, Hanmi Financial and Hanmi Bank (2007-present; 1999-2002); J & S Investment (2002 to 2010); former Partner, Korea Plaza LP (1987 to 2002); former Chief of Parish for St. Agnes Cathedral; former President and Owner of Joseph K. Rho Insurance Agency; graduate of Seoul National University in South Korea.

In selecting Mr. Rho to serve as a Director and appointment as Chairman of Hanmi Financial and Hanmi Bank, our Board considered, in particular, the importance of the Chairman’s role to ensure the effective functioning of our Board of Directors. Our Board believes that Mr. Rho is an effective coordinator of multiple Hanmi Bank constituencies, including stockholders, customers, officers, employees, community and regulators. Additionally, our Board considered the critical role Mr. Rho played in assisting Hanmi Financial in raising capital twice during the past three years. Lastly, in appointing Mr. Rho as Chairman, our Board considered that Mr. Rho is the largest individual stockholder and as such, can speak to building long-term stockholder value and provides valuable insight into the concerns of stockholders and investors.

		Director Since:	1984

Jay S. Yoo, Director	66	Principal Occupation:	President and Chief Executive Officer, Hanmi Financial and Hanmi Bank (June 2008 to present); former Chairman, President and Chief Executive Officer, Woori America Bank, a subsidiary of Woori Bank (2001 to 2007); graduate of Sogang University in South Korea.

			Our Board believes that Mr. Yoo should serve as a Director because Mr. Yoo’s understanding of the Korean-American community, his years of banking experience since 1970, and his past regulatory experience with the banking institutions in both New York and Seoul, Korea, is a valuable asset to Hanmi Bank. Additionally, our Board felt that it is important to have the Chief Executive Officer of Hanmi Financial serve as a director in order to effectively execute our Board’s direction.
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

The Board of Directors and Its Committees

During the fiscal year ended December 31, 2012, the Board of Directors held fourteen (14) board meetings. No Director attended fewer than ninety-four (94%) of the aggregate number of meetings of the Board of Directors and the committees on which he served. Hanmi Financial’s policy is to encourage all Directors to attend all Annual and Special Meetings of Stockholders. Hanmi Financial’s 2012 Annual Meeting of Stockholders was attended by all Directors.

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

Audit Committee

The Audit Committee appoints an independent registered public accounting firm to conduct the annual audit of Hanmi Financial’s books and records. The Audit Committee also reviews with such accounting firm the scope and results of the annual audit, the performance by such accounting firm of professional services in addition to those related to the annual audit, and the adequacy of Hanmi Financial’s internal controls. The current members of Hanmi Financial’s Audit Committee are John A. Hall, Paul Seon-Hong Kim, Joon Hyung Lee, Joseph K. Rho and William J. Stolte, with Mr. Hall serving as its Chairman. Each member is an outside (or non-employee) Director and meets the independence requirements of the Securities and Exchange Commission (“SEC”) and The NASDAQ Stock Market, Inc. (“NASDAQ”). Mr. Hall, Mr. Kim, and Mr. Stolte are “audit committee financial experts” within the meaning of the current rules of the SEC. The Audit Committee held fourteen (14) meetings during the fiscal year ended December 31, 2012. See “Report of the Audit Committee of the Board of Directors.”

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

In fulfilling its oversight responsibilities, the Audit Committee reviewed the 2012 audited financial statements with management and the independent auditor. The Audit Committee discussed with the independent auditor the matters required to be discussed in accordance with Statement of Auditing Standards No. 114 (as amended by AICPA, Professional Standards, Vol. 1, AU Section 380), as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T regarding “Communication with Audit Committees.” This included a discussion of the independent auditor’s judgments as to the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, the disclosures in the financial statements, and any other matters that are required to be discussed with the Audit Committee under PCAOB standards. In addition, the Audit Committee received from the independent auditor written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence, and the Audit Committee has discussed with the independent auditor the independent auditor’s independence.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, that the audited financial statements be included in Hanmi Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.

THE AUDIT COMMITTEE

John A. Hall (Chairman)
Paul Seon-Hong Kim
Joon Hyung Lee
Joseph K. Rho
William J. Stolte

Planning Committee

The Planning Committee recommends planning policy, new lines of business, capital and financial plans, and dividend plans to the Board of Directors, and monitors Hanmi Financial’s planning activities and Hanmi Financial’s performance against its plans and budget. During 2012, the members of the Planning Committee were William Stolte, I Joon Ahn, Paul Seon-Hong Kim, Joseph K. Rho, and Jay S. Yoo, with Mr. Stolte serving as its Chairman. Except for Mr. Yoo, each member is an outside (or non-employee) Director and meets the independence requirements of the SEC and NASDAQ. The Planning Committee held nine (9) meetings during the fiscal year ended December 31, 2012.

Nominating and Corporate Governance and Compensation Committee

The Nominating and Corporate Governance and Compensation (“NCGC”) Committee assists the Board of Directors as follows: identifies individuals qualified to become Directors; recommends to the Board of Directors the Director nominees for the Board of Directors and its committees for the next Annual Meeting of Stockholders; develops, recommends, and implements a set of corporate governance principles applicable to Hanmi Financial; and monitors the process to determine the effectiveness of the Board of Directors and its committees.

The members of the NCGC Committee are Paul Seon-Hong Kim, I Joon Ahn, John Hall, Joon Hyung Lee, and Joseph K. Rho, with Mr. Kim serving as its Chairman. Each member is an outside (or non-employee) Director and meets the independence requirements of the SEC and NASDAQ. The NCGC Committee held eleven (11) meetings during 2012. See “NCGC Committee Report.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, Hanmi Financial’s Directors, executive officers, and any persons holding ten percent (10%) or more of Hanmi Financial’s common stock are required to report their ownership of common stock and any changes in that ownership to the SEC and to furnish Hanmi Financial with copies of such reports. Specific due dates for these reports have been established, and Hanmi Financial is required to report in this Annual Report of Form 10-K/A any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended December 31, 2012, Hanmi Financial believes that all persons, subject to the reporting requirements of Section 16(a) of the Exchange Act, have filed all required reports on a timely basis.

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

Methodology for Establishing Compensation

To assist the NCGC Committee in its administration of the compensation programs for the Named Executive Officers, the Human Resources Department of Hanmi Financial gathers data from competing financial institutions. The compensation data is obtained from both proxy statements of publicly traded banks and from salary survey data provided by the California Department of Financial Institutions. In addition to the market data, the NCGC Committee also reviews and considers the recommendations from the Chief Executive Officer (the “CEO”) with respect to the Named Executive Officers other than the CEO.

In establishing the target compensation levels and pay mix for the Named Executive Officers, the NCGC Committee periodically reviews publicly disclosed compensation data of California banks with total assets ranging between $1.0 and $7.0 billion (the “Peer Group”), including:

Total Assets
At December 31, 2012
(in billions)
CVB Financial Corporation	$6.4
BBCN Bancorp, Inc.	$5.6
Westamerica Bancorporation	$5.0
Wilshire Bancorp Inc.	$2.8
First California Bank	$1.9
Pacific Mercantile Bancorp	$1.1

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

Annual Base Salary

Annual base salaries are the fixed portion of the Named Executive Officers’ cash compensation and are intended to reward the day-to-day aspects of their roles and responsibilities. The Named Executive Officers’ annual salaries were set at the time they first joined the bank. The initial salaries were established by taking into account several factors including, but not limited to, the executive’s experience, responsibilities, management abilities and job performance. Hanmi Financial targets base salaries for its Named Executive Officers at market median. The NCGC Committee believes that the fiscal year 2012 base salaries of Hanmi Financial’s Named Executive Officers are competitive with companies of similar size. Pay adjustments, if any, are generally made annually, after reviewing overall company performance, individual performance and the affordability of the increase. For fiscal year 2012, there were minimal salary adjustments for the Named Executive Officers. It should be noted, however, that the CEO’s annual adjustment to base salary is incorporated in his Employment Agreement, as described in the section below entitled “Named Executive Officers’ Compensation—Employment Agreement with Chief Executive Officer, Jay S. Yoo.” For fiscal year 2012, the CEO is the only Named Executive Officer who has an Employment Agreement with Hanmi Financial. All other Named Executive Officers are employed at-will.

Short-Term Cash Incentive Compensation

In accordance with Hanmi Financial’s compensation philosophy, a significant portion of the compensation of the Named Executive Officers is performance-based. For each Named Executive Officer, target bonuses are stated as a percentage of base salary. The annual bonus payable to the CEO is capped at 75% of his base salary. The annual bonuses payable to the other Named Executive Officers’ are capped at 50% of their respective base salary.

Generally, the NCGC Committee reviews performance against pre-established financial and non-financial goals on an annual basis to determine the short-term cash incentive compensation of the Named Executive Officers. In 2012, there were no formal financial performance measures set to calculate short-term bonuses. Payment of short-term cash incentives are solely at the discretion of the NCGC Committee based on the overall financial performance of the organization.

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

Long-term incentive awards are granted to the Named Executive Officers pursuant to the Hanmi Financial Corporation 2007 Equity Compensation Plan, as may be amended from time to time (the “2007 Plan”). The NCGC Committee has not established grant guidelines; rather, the size, timing, and other material terms of the long-term incentive awards for the Named Executive Officers are made at the discretion of the NCGC Committee. Factors considered by the NCGC Committee include awards to industry peers and each executive’s previous grant history. Stock options and restricted stock grants awarded are included in the Summary Compensation Table.

The NCGC Committee approves all awards under the 2007 Plan and acts as the administrator of the 2007 Plan. On December 12, 2012, the NCGC Committee approved stock option grants to the directors, management and officers of Hanmi bank from Vice President level and up.

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

Severance Arrangements

The CEO’s Employment Agreement contains a provision for severance pay of a period, the continuation of his then base salary, for a six (6) months in case of the involuntary termination of his employment by Hanmi Financial without cause. The other Named Executive Officers do not have any such severance arrangements.

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

Named Executive Officers’ Compensation

The CEO meets with the NCGC Committee to review the CEO’s compensation recommendation for the other Named Executive Officers. For fiscal year 2012, the CEO’s base salary was adjusted in accordance with his Employment Agreement (as described below), and the Chief Credit Officer, Jung Hak Son, also received an increase of $12,000/year. Lonny Robinson, Chief Financial Officer until November 13, 2012, did not receive any increase.

Employment Agreement with Chief Executive Officer, Jay S. Yoo

Jay S. Yoo joined Hanmi Financial and Hanmi Bank as President and Chief Executive Officer as of June 23, 2008. His Employment Agreement, as amended by an Amendment to Employment Agreement, dated as of February 23, 2011, has a three-year term, which expires on June 23, 2013, and provides for a base salary of $350,000, which increases by $10,000 on each of June 23, 2011 and June 23, 2012, and provides for a target bonus of up to seventy-five percent (75%) of his annual base salary. The increase in Mr. Yoo’s base salary to $350,000, which was originally offered to Mr. Yoo in 2010 but voluntarily declined by Mr. Yoo in consideration of Hanmi Bank’s financial condition, was made retroactive to June 2010 after the financial condition of Hanmi Bank had improved.

Mr. Yoo’s annual bonus, which is to be paid in cash, is generally dependent on the attainment of certain financial goals set by the NCGC Committee. The financial goals for bonus calculations were not set in 2012. Instead, in December 2012, the performance of Hanmi Bank as a whole was evaluated and the Board of Directors awarded bonuses for all employees, including the CEO, in the amount of one month’s salary, which for Mr. Yoo was $30,833.

In addition, under Mr. Yoo’s Employment Agreement, as amended, he is entitled to the use of a company car, a bank issued cellular telephone, membership in a golf country club, and payment of reasonable business related expenses. The Amendment to his Employment Agreement also provided for the granting of an option to purchase 18,750 shares of Hanmi Financial stock. The terms of the stock options are subject to the terms and conditions set forth in the 2007 Plan. The options vest in equal installments over three years starting one year after the date of the grant. The Amendment to Mr. Yoo’s Employment Agreement also provides for the issuance of 7,500 shares of restricted stock. The terms of the restricted stock are subject to the terms and conditions set forth in the 2007 Plan. This restricted stock vests in equal installments over three years starting one year after the issuance date. The first two vestings occurred in June 2011 and June 2012 and are detailed in the compensation table included in this report.

On December 12, 2012, the NCGC Committee awarded 7,000 stock options to Mr. Yoo under the 2007 Plan. 25% of the stock option vested immediately and an additional 25% will vest on the anniversary date for the next three years. At the expiration of Mr. Yoo’s employment contract, all unvested stock options will be accelerated.

Pursuant to the terms of Mr. Yoo’s Employment Agreement, if Mr. Yoo’s employment is terminated without cause (as defined in the Employment Agreement), Mr. Yoo is entitled to receive six (6) months of his base salary.

Compensation for Former Chief Financial Officer, Lonny D. Robinson

Lonny D. Robinson, Executive Vice President & Chief Financial Officer joined the organization in October 2011 and resigned in November 2012. He did not have an employment agreement and his employment was at-will. Per his employment letter executed on

September 13, 2011, his annual base salary was $230,000 and he was eligible to receive an annual bonus of up to fifty percent (50%) of his annual base salary. The bonus payable to Mr. Robinson was dependent on the bank’s performance and his individual performance.

In 2012, he received a base salary of $205,231, as well as an auto allowance of $700 per month, a cell phone allowance of $100 per month, a gas card, and other general benefits afforded to all employees. His employment letter also provided for the granting of an option to purchase 6,250 shares of the common stock of Hanmi Financial. The terms of the stock options are subject to the terms and conditions set forth in the 2007 Plan. The options vest in equal installments over five years starting one year after the date of the grant. In addition to the stock options, the letter also provided for the granting of 2,500 shares of restricted common stock of Hanmi Financial. The restricted stock vests in equal installments over five years starting one year after the date of grant. He resigned in November 2012, at which time, he forfeited the entire unvested portion of both the stock options and restricted stock that were previously granted to him.

Compensation for Interim Chief Financial Officer, Shick (Mark) Yoon

Mr. Shick (Mark) Yoon, Senior Vice President & Chief Financial Officer joined the organization in September 2008. He does not have an employment agreement and his employment is at-will. His base salary when he became Interim CFO in November 2012 was adjusted to $180,000/year. Any annual bonus payable to Mr. Yoon is dependent on the bank’s performance, his individual performance and at the sole discretion of the NCGC Committee. In December 2012, he received a $15,000 cash bonus.

In 2012, he received a base salary of $165,423 as well as an auto allowance of $700 per month, a cell phone allowance of $100 per month, a gas card, and other general benefits afforded to all employees. On December 12, 2012, the NCGC Committee awarded Mr. Yoon an option to purchase 5,500 shares of the common stock of Hanmi Financial under the 2007 Plan. 25% of the option vested immediately and an additional 25% will vest on the anniversary date for the next three years.

Compensation for Chief Credit Officer, Jung Hak Son

Mr. Jung Hak Son, Executive Vice President and Chief Credit Officer since December 2009, also does not have an employment agreement and his employment is at-will. His annual compensation is $222,000, and he is eligible to receive incentive cash compensation of up to fifty percent (50%) of his base salary. The bonus payable to Mr. Son is dependent on the bank’s performance, his individual performance, and at the sole discretion of the NCGC Committee. In December 2012, he received a $19,000 cash bonus.

In 2012, he received an annual base salary of $226,892, as well as an auto allowance of $700 per month, a cell phone allowance of $100 per month, a gas card, and other general benefits afforded to all employees. On December 12, 2012, the NCGC Committee awarded Mr. Son an option to purchase 6,000 shares of the common stock of Hanmi Financial under the 2007 Plan. 25% of the option vested immediately and an additional 25% will vest on the anniversary date for the next three years.

Administrative Policies and Practices

To evaluate and administer the compensation programs of the Named Executive Officers, the NCGC Committee meets at least four times a year. In addition, the NCGC Committee also holds special meetings to discuss extraordinary items. At the end of a meeting, the NCGC Committee may choose to meet in executive session, when necessary. During the fiscal year 2012, the NCGC Committee met eleven (11) times.

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

Respectfully submitted by the NCGC Committee of the Board of Directors, Paul Seon-Hong Kim (Chairman) I Joon Ahn John A. Hall Joon H. Lee Joseph K. Rho

Summary Compensation Table

The following table summarizes the total compensation paid or earned by the Named Executive Officers for the fiscal years ended December 31, 2012, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary (1)		Bonus (1) (5)	Stock Awards (2) (3)	Option Awards (2) (4)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation (1)		Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Jay S. Yoo, President, Chief Executive Officer and Director	2012	$365,385		$30,833	$27,205	$37,800	$—	$—	$51,282	(6)	$512,505
	2011	$364,538	(10)	$—	$78,000	$114,795	$—	$—	$139,579	(6)	$696,912
	2010	$350,000		$—	$—	$—	$—	$—	$66,456	(6)	$416,456

Shick (Mark) Yoon, Senior Vice President and Chief Financial Officer	2012	$165,423		$15,000	$—	$29,700	$—	$—	$37,998	(7)	$248,121
	2011	$149,385		$—	$—	$—	$—	$—	$20,199	(7)	$169,584
	2010	$117,404		$—	$—	$—	$—	$—	$43,628	(7)	$161,032

Jung Hak Son, Executive Vice President and Chief Credit Officer	2012	$226,892		$19,000	$3,503	$32,400	$—	$—	$33,878	(8)	$315,673
	2011	$218,815		$—	$—	$—	$—	$—	$43,708	(8)	$262,523
	2010	$210,000		$—	$—	$—	$—	$—	$91,960	(8)	$301,960

Lonny D. Robinson, Former Executive Vice President and Chief Financial Officer	2012	$205,231		$—	$—	$—	$—	$—	$16,161	(9)	$221,392
	2011	$47,769		$—	$4,160	$8,206	$—	$—	$6,436	(9)	$66,571

(1)	All cash compensation and perquisites paid to the Named Executive Officers are paid by, and are the responsibility of, Hanmi Financial’s subsidiary, Hanmi Bank.
(2)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Equity Compensation Plan, as amended (the “2007 Plan”).
(3)	Pursuant to SEC regulations regarding the valuation of equity awards, amounts in columns (e) represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2012 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2013.
(4)	Pursuant to SEC regulations regarding the valuation of equity awards, amounts in columns (f) represent the applicable full grant date fair values of option awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2012 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2013.
(5)	The amounts in column (d) reflect the discretionary bonuses paid to the Named Executive Officers for services performed in the prior years.

(6)	Amounts consist of: (a) life insurance premiums ($378 for 2012; $390 for 2011; $392 for 2010); (b) company automobile ($10,618 for 2012; $10,618 for 2011; $26,711 for 2010); (c) health insurance premiums ($14,163 for 2012; $15,590 for 2011; $15,315 for 2010); (d) employer contributions under the 401(k) plan ($12,750 for 2012; $12,375 for 2011; $12,375 for 2010); (e) club memberships ($8,005 for 2012; $7,315 for 2011; $6,971 for 2010); (f) retention pay ($87,500 for 2011) and (g) other perquisites ($5,372 for 2012; $5,790 for 2011; $4,691 for 2010) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.
(7)	Amounts consist of: (a) life insurance premiums ($325 for 2012); (b) automobile allowance ($8,400 for 2012; $8,400 for 2011; $8,077 for 2010); (c) health insurance premiums ($10,492 for 2012); (d) employer contributions under the 401(k) plan ($9,926 for 2012; $8,963 for 2011; $4,515 for 2010); (e) retention payment ($20,000 for 2010); (f) other perquisites ($8,855 for 2012; $2,836 for 2011; $11,036 for 2010) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.
(8)	Amounts consist of: (a) life insurance premiums ($392 for 2012; $392 for 2011; $375 for 2010); (b) automobile allowance ($8,400 for 2012; $8,400 for 2011; $8,400 for 2010); (c) health insurance premiums ($10,192 for 2012; $12,042 for 2011; $9,843 for 2010); (d) employer contributions under the 401(k) plan ($12,750 for 2012; $12,375 for 2011; $12,375 for 2010); (e) retention payment ($52,500 for 2010); and (f) other perquisites ($8,869 for 2012; $1,498 for 2011; $8,467 for 2010) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.
(9)	Amounts consist of: (a) life insurance premiums ($327 for 2012; $98 for 2011); (b) automobile allowance ($7,495 for 2012; $1.745 for 2011); (c) health insurance premiums ($6,612 for 2012; $1,327 for 2011); (d) employer contributions under the 401(k) plan ($11,677 for 2012; $2,123 for 2011); and (e) other perquisites ($9,687 for 2012; $1,144 for 2011) such as cellular phone allowance, gasoline card, meal allowance and Holiday gift cards.
(10)	This amount includes the retroactive increase in Mr. Yoo’s base salary from $330,000 to $350,000 pursuant to the terms of the Amendment to Mr. Yoo’s Employment Agreement entered into on February 23, 2011.

Grants of Plan-Based Awards

The following table complements the “Summary Compensation Table” disclosure of the grant date fair value of stock and option awards granted to Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2012:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
	Grant	Threshold	Target	Maximum		Threshold	Target	Maximum	Stock or	Underlying	Awards (1)	Option
Name	Date	($)	($)	($)		(#)	(#)	(#)	Units (#)	Options (#)	($/Share)	Awards (2)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)	(k)	(l)
Jay S. Yoo	12/12/2012	$—	$—	$277,500	(3)	—	—	—	—	7,000	$12.54	$37,800
Shick (Mark) Yoon	12/12/2012	$—	$—	$90,000	(3)	—	—	—	—	5,500	$12.54	$29,700
Jung Hak Son	12/12/2012	$—	$—	$114,000	(3)	—	—	—	—	6,000	$12.54	$32,400

(1)	Hanmi Financial’s practice is that the exercise price for each stock option is the market value on the date of grant.
(2)	The amounts in column (l) reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2012 are included in Note 12 to Hanmi Financial’s audited financial statements for the fiscal year ended December 31, 2012, included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2013.
(3)	Represents the maximum amount which could have been earned in 2012 as short-term incentive cash compensation. 75 percent cap is applied to the base salary of Jay S. Yoo, and 50 percent cap is applied to the base salaries of Shick (Mark) Yoon and Jung Hak Son. No amounts were earned as short term incentive cash compensation for work performed in 2012.

Outstanding Equity Awards at Fiscal Year-End

The Company previously maintained the 2000 Stock Option Plan (the “2000 Plan”). The Company currently maintains the 2007 Equity Compensation Plan (the “2007 Plan”), which replaced the 2000 Plan. The 2007 Plan provides for grants of non-qualified and incentive stock options, restricted stock, stock appreciation rights and performance shares to non-employee directors, officers, employees and consultants of Hanmi Financial and its subsidiaries. The 2000 Plan provided for the grant of non-qualified and incentive stock options. Although no future stock options may be granted under the 2000 Plan, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2000 Plan.

A key objective of the 2007 Plan is to provide more flexibility in the types of equity incentives that may be offered to employees, consultants and non-employee directors. The 2007 Plan provides for several different types of equity awards in addition to stock options and restricted stock awards. Stock options granted under the 2007 Plan generally vest over a five-year period, with 20 percent becoming exercisable 12 months following the grant date, and 20 percent thereafter on each anniversary of the grant date. All stock options are granted with a ten-year term and have an exercise price equal to the fair market value of Hanmi Financial’s common stock on the date of grant. Restricted stock granted under the 2007 Plan also generally vest over a five-year period, with 20 percent becoming vested 12 months following the grant date, and 20 percent thereafter on each anniversary of the grant date.

The 2007 Plan provides Hanmi Financial flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to Hanmi Financial’s success, and (iv) align the interests of plan participants with those of Hanmi Financial’s stockholders. In addition, the Board believes a robust equity compensation program is necessary to provide Hanmi Financial with flexibility in negotiating strategic acquisitions and other business relationships to further expand and grow our business. The maximum number of shares of Hanmi Financial common stock that may be issued pursuant to equity incentive awards granted under the 2007 Plan is 375,000. Equity incentive awards for 373,708 shares of common stock were previously granted under the 2007 Plan and there are options to purchase 342,950 shares of common stock outstanding under the 2007 Plan as of December 31, 2012.

The following table shows information as of December 31, 2012, for Hanmi Financial’s Named Executive Officers concerning unexercised options, stock that has not vested, and Equity Incentive Plan Awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexcercised Options (#) Exercisable		Number of Securities Underlying Unexcercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)		(i)	(j)

Jay S. Yoo	8,750	(1)	—		—	$45.28	6/23/2018	1,000	(10)	$13,590	(13)	—	$—
	2,500	(2)	2,500	(2)	—	$10.80	4/8/2019	2,500	(11)	$33,975	(14)	—	$—
	12,500	(3)	6,250	(3)	—	$10.40	2/23/2021	—		$—		—	$—
	1,750	(4)	5,250	(4)	—	$12.54	12/12/2022	—		$—		—	$—

Shick (Mark) Yoon	1,375	(5)	4,125	(5)	—	$12.54	12/12/2022	—		$—		—	$—

Jung Hak Son	1,250	(6)	—		—	$144.00	4/19/2016	500	(12)	$6,795	(15)	—	$—
	1,250	(7)	—		—	$155.52	6/30/2016	—		$—		—	$—
	750	(8)	500	(8)	—	$10.80	4/8/2019	—		$—		—	$—
	1,500	(9)	4,500	(9)	—	$12.54	12/12/2022	—		$—		—	$—

(1)	On June 23, 2008, pursuant to the 2007 Plan, 8,750 stock options were granted to Jay S. Yoo with vesting as follows: 50 percent (50%) to vest on June 23, 2009 and 50 percent (50%) to vest on June 23, 2010.
(2)	On April 8, 2009, pursuant to the 2007 Plan, 5,000 stock options were granted to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.
(3)	On February 23, 2011, pursuant to the 2007 Plan, 18,750 stock options were granted to Jay S. Yoo with vesting as follows: 33.4 percent (33.4%) to vest immediately on grant date and 33.3 percent (33.3%) to vest on each of the next two anniversary dates.
(4)	On December 12, 2012, pursuant to the 2007 Plan, 7,000 stock options were granted to Jay S. Yoo with vesting as follows: 25 percent (25%) to vest immediately on grant date and 25 percent (25%) to vest on each of the next three anniversary dates.
(5)	On December 12, 2012, pursuant to the 2007 Plan, 5,500 stock options were granted to Shick (Mark) Yoon with vesting as follows: 25 percent (25%) to vest immediately on grant date and 25 percent (25%) to vest on each of the next three anniversary dates.
(6)	On April 19, 2006, pursuant to the 2000 Plan, 1,250 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 19, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.
(7)	On June 30, 2006, pursuant to the Year 2000 Stock Option Plan (“2000 Plan”), 1,250 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on June 30, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.
(8)	On April 8, 2009, pursuant to the 2007 Plan, 1,250 stock options were granted to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.

(9)	On December 12, 2012, pursuant to the 2007 Plan, 6,000 stock options were granted to Jung Hak Son with vesting as follows: 25 percent (25%) to vest immediately on grant date and 25 percent (25%) to vest on each of the next three anniversary dates.
(10)	On April 8, 2009, pursuant to the 2007 Plan, 2,500 shares of restricted stock were awarded to Jay S. Yoo with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates.
(11)	On February 23, 2011, pursuant to the 2007 Plan, 7,500 shares of restricted stock were awarded to Jay S. Yoo with vesting as follows: 33.4 percent (33.4%) to vest immediately on grant date and 33.3 percent (33.3%) to vest on each of the next two anniversary dates.
(12)	On April 8, 2009, pursuant to the 2007 Plan, 1,250 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary date.
(13)	Amount calculated as follows: Closing Stock Price as of December 31, 2012 ($13.59) x Unvested Shares of Restricted Stock (1,000).
(14)	Amount calculated as follows: Closing Stock Price as of December 31, 2012 ($13.59) x Unvested Shares of Restricted Stock (2,500).
(15)	Amount calculated as follows: Closing Stock Price as of December 31, 2012 ($13.59) x Unvested Shares of Restricted Stock (500).

Option Exercises and Stock Vested

The following table shows information for amounts received upon exercise of stock options or vesting of stock by Hanmi Financial’s Named Executive Officers during the fiscal year ended December 31, 2012.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
	Number		Number
	of Shares	Value	of Shares		Value
	Acquired	Realized	Acquired		Realized
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)		on Vesting ($)
(a)	(b)	(c)	(d)		(e)

Jay S. Yoo	—	$—	3,000	(1)	$27,205	(3)
Shick (Mark) Yoon	—	$—	—		—
Jung Hak Son	—	$—	325	(2)	$3,503	(4)

(1)	On February 23, 2011, pursuant to the 2007 Plan, 7,500 restricted shares were awarded to Jay S. Yoo with vesting as follows: 33.4 percent (33.4%) to vest on February 23, 2011 and 33.3 percent (33.3%) to vest on each of the next two anniversary dates.
(2)	On April 8, 2009, pursuant to the 2007 Plan, 1,250 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) to vest on each of the next four anniversary dates. On November 1, 2007, pursuant to the 2007 Plan, 375 shares of restricted stock were awarded to Jung Hak Son with vesting as follows: 20 percent (20%) to vest on November 1, 2007 and 20 percent (20%) to vest on each of the next four anniversary dates.
(3)	Amount calculated as follows: Closing Stock Price as of February 23, 2012 ($8.83) x Shares of Restricted Stock That Vested (2,500). Closing Stock Price as of April 8, 2012 ($10.26) x Shares of Restricted Stock That Vested (500).
(4)	Amount calculated as follows: Closing Stock Price as of April 8, 2012 ($10.26) x Shares of Restricted Stock That Vested (250). Closing Stock Price as of November 1, 2012 ($12.50) x Shares of Restricted Stock That Vested (75).

Potential Payments Upon Termination

Hanmi Financial has entered into an employment agreement with its Chief Executive Officer that will require Hanmi Financial to provide compensation to the Chief Executive Officer in the event of a termination of employment without cause. The amount of compensation payable to the Chief Executive Officer in each situation is listed in the tables below.

The following table describes the potential payments upon termination for Mr. Jay S. Yoo:

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination		Without Good Cause Termination		Good Cause Termination		Death		Disability

Compensation:
Base Salary	$—		$180,000	(2)	$—		$—		$—
Benefits and Perquisites:
Life Insurance Benefits	$—		$—		$—		$50,000	(3)	$—
Disability Income	$—		$—		$—		$—		$97,500	(4)
Accrued Vacation Pay	$37,692	(5)	$37,692	(5)	$37,692	(5)	$37,692	(5)	$37,692	(5)

Total	$37,692		$217,692		$37,692		$87,692		$135,192

(1)	Assumes the Chief Executive Officer’s date of termination is December 31, 2012.
(2)	Amount represents total base salary to be paid to the Chief Executive Officer, which is base pay equal to six months amount is calculated as follows: $360,000 (Annual Base Salary) x 0.5 year.
(3)	Amount represents proceeds from life insurance policies.
(4)	Amount represents disability income to be paid to the Chief Executive Officer until he reaches age 65.
(5)	Amount represents cash lump-sum payment for unused vacation days as of termination date.

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

Other Executives

Hanmi Financial does not have an employment agreement with any other executives. Because other executives’ employment are “at-will,” Hanmi Financial does not owe any compensation to other executives in the event of a termination of employment or a change in control of Hanmi Financial other than accrued salary and accrued vacation not used.

Director Compensation

The following table sets forth certain information regarding compensation paid to persons who served as outside Directors of Hanmi Financial for the fiscal year ended December 31, 2012:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash (1)(2)	Stock Awards (3)(4)(6)	Option Awards (3)(5)(12)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (1)		Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)

I Joon Ahn	$67,200	$—	$43,200	$3,750	$—	$16,054	(6)	$130,204
John A. Hall	$74,400	$—	$43,200	$4,000	$—	$100	(7)	$121,700
Paul Seon-Hong Kim	$69,400	$—	$43,200	$3,750	$—	$16,082	(8)	$132,432
Joon Hyung Lee	$76,000	$—	$43,200	$4,500	$—	$16,062	(9)	$139,762
Joseph K. Rho	$134,050	$—	$81,000	$7,000	$—	$19,931	(10)	$241,981
William J. Stolte	$69,500	$—	$43,200	$4,500	$—	$8,252	(11)	$125,452

(1)	All cash compensation and perquisites paid to Directors are paid by Hanmi Bank, which is then reimbursed by Hanmi Financial.
(2)	Each Director who is not an employee of Hanmi Financial (an outside Director) is paid a monthly retainer fee of $3,000 and $1,000 for attendance at Board of Directors meetings ($500 for telephonic attendance at Board meetings). In addition, the Chairman of the Board receives an additional $3,000 each month. The Audit Committee Chairman receives an additional $1,000 each month, and the Loan Committee Chairman receives an additional $1,500 each month. The chairmen of the remaining committees receive an additional $750 each month, and committee members receive an additional $200 each for attending committee meetings ($100 each for telephonic attendance at committee meetings). In addition, each Director who is not an employee of Hanmi Financial (an outside Director) is paid $100 per hour for time spent above and beyond attendance at Board of Directors and committee meetings for special Company business, e.g., meetings with regulators, stockholders and other stakeholder.
(3)	All equity awards are made by Hanmi Financial, are for shares of Hanmi Financial’s common stock, and are made pursuant to the 2007 Plan.
(4)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (c) represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2012 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2013.
(5)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in columns (d) represent the applicable full grant date fair values of option awards in accordance with FASB ASC Topic 718, excluding the effect for forfeitures. For further information, see Note 12 to Hanmi Financial’s audited financial statements for the year ended December 31, 2011 included in Hanmi Financial’s Annual Report on Form 10-K filed with the SEC on March 15, 2013.
(6)	Amount consists of: (a) health insurance premiums of $15,825; (b) life insurance premiums of $129; (c) Holiday gift card of $100.
(7)	Amount consists of gift card of $100.
(8)	Amount consists of: (a) health insurance premiums of $15,825; (b) life insurance premiums of $157; (c) Holiday gift card of $100.
(9)	Amount consists of; (a) health insurance premiums of $15,825; (b) life insurance premiums of $137; (c) Holiday gift card of $100.
(10)	Amount consists of; (a) health insurance premiums of $15,791; (b) life insurance premiums of $129; (c) club membership of $3,912; (d) Holiday gift card of $100
(11)	Amount consists of; (a) health insurance premiums of $8,035; (b) life insurance premiums of $117; (c) Holiday gift card of $100.
(12)	Outstanding Equity Awards at Fiscal Year-End — the following table shows information as of December 31, 2012 for Hanmi Financial’s Directors concerning unexercised stock options:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

I Joon Ahn	3,000	(a)	—		$173.04	11/15/2016
	1,500	(b)	1,000	(b)	$10.80	4/8/2019
	2,000	(d)	6,000	(d)	$12.54	12/22/2022

John A. Hall	1,500	(b)	1,000	(b)	$10.80	4/8/2019
	2,000	(d)	6,000	(d)	$12.54	12/22/2022

Paul Seon-Hong Kim	1,500	(b)	1,000	(b)	$10.80	4/8/2019
	2,000	(d)	6,000	(d)	$12.54	12/22/2022

Joon Hyung Lee	3,000	(a)	—		$173.04	11/15/2016
	1,000	(b)	1,000	(b)	$10.80	4/8/2019
	2,000	(d)	6,000	(d)	$12.54	12/22/2022

Joseph K. Rho	3,000	(a)	—		$173.04	11/15/2016
	1,500	(b)	1,000	(b)	$10.80	4/8/2019
	3,750	(d)	11,250	(d)	$12.54	12/22/2022

William J. Stolte	1,500	(c)	1,000	(c)	$12.56	4/22/2019
	2,000	(d)	6,000	(d)	$12.54	12/22/2022

(a)	On November 15, 2006, pursuant to the 2000 Plan, 8,000 stock options were granted to each Director with vesting as follows: 33.33 percent (33.33%) to vest on November 15, 2007 and 33.33 percent (33.33%) on each of the next two anniversary dates.
(b)	On April 8, 2009, pursuant to the 2007 Plan, 2,500 stock options were granted to each Director with vesting as follows: 20 percent (20%) to vest on April 8, 2010 and 20 percent (20%) on each of the next four anniversary dates.
(c)	On April 22, 2009, pursuant to the 2007 Plan, 2,500 stock options were granted to Mr. Stolte with vesting as follows: 20 percent (20%) to vest on April 22, 2010 and 20 percent (20%) on each of the next four anniversary dates.
(d)	On December 12, 2012, pursuant to the 2007 Plan 8,000 stock options were granted to each Director with vesting as follows: 25 percent (25%) to vest immediately and 25 percent (25%) on each of the next three anniversary dates.

NCGC Committee Interlocks and Insider Participation

Paul Seon-Hong Kim, I Joon Ahn, John Hall, Joon H. Lee, and Joseph K. Rho served as members of the NCGC Committee during the last completed fiscal year. No member of the NCGC Committee was an officer or employee of Hanmi Financial or Hanmi Bank during the fiscal year ended December 31, 2012. No member of the NCGC Committee is or was on the compensation committee of any other entity whose officers served either on the Board of Directors or on the NCGC Committee of Hanmi Financial.

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

The number of shares “beneficially owned” by a given stockholder is determined under SEC Rules, and the designation of ownership set forth below is not necessarily indicative of ownership for any other purpose. In general, the beneficial ownership as set forth below includes shares over which a Director, Director nominee, principal stockholder, or executive officer has sole or shared voting or investment power and certain shares which such person has a vested right to acquire, under stock options or otherwise, within sixty (60) days of the date hereof. Except as otherwise indicated, the address for each of the following persons is Hanmi Financial’s address. Unless otherwise noted, the address for each stockholder listed on the “Common Stock Beneficially Owned” table below is: c/o Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010. The following information is as of March 31, 2013.

COMMON STOCK BENEFICIALLY OWNED
Name and Address of Beneficial Owner	Number of Shares	Percent of Shares Outstanding
BlackRock, Inc. (1)	2,489,522	7.88%
Wellington Management Company, LLP (2)	2,304,316	7.29%
Joseph K. Rho, Chairman of the Board (3) (4) (5)	373,316	1.18%
Joon Hyung Lee, Director (4) (6)	285,660	0.90%
I Joon Ahn, Director (4) (5) (7)	162,316	0.51%
Jay S. Yoo, President and Chief Executive Officer, Director (8)	75,709	*
Paul Seon-Hong Kim, Director (4) (9)	41,341	*
Jung Hak Son, Executive Vice President and Chief Credit Officer (10)	12,875	*
William J. Stolte, Director (4) (11)	11,125	*
John A. Hall, Director (4) (7)	8,425	*
Shick (Mark) Yoon, Senior Vice President and Chief Financial Officer (12)	7,186	*

All Directors and Executive Officers as a Group (9 in Number)	977,953	3.10%

(1)	Based on a Schedule 13G filed on February 8, 2013 with the SEC under the Securities Exchange Act of 1934, by BlackRock, Inc. (“BlackRock”). The address of BlackRock is 40 East 52nd Street, New York, NY 10022.
(2)	Based on a Schedule 13G filed on February 14, 2013 with the SEC under the Securities Exchange Act of 1934, by Wellington Management Company, LLP. (“Wellington”). The address of Wellington is 280 Congress Street, Boston, Massachusetts 02210.
(3)	Includes 3,000 options and 5,250 options that are presently exercisable under the 2000 Plan and the 2007 Plan, respectively, and 500 options under the 2007 Plan that will become exercisable within 60 days.
(4)	Includes 1,500 shares of restricted stock.
(5)	Shares beneficial ownership with his spouse.
(6)	Includes 3,000 options and 3,000 options that are presently exercisable under the 2000 Plan and the 2007 Plan, respectively, and 500 options under the 2007 Plan that will become exercisable within 60 days.
(7)	Includes 3,000 options and 3,500 options that are presently exercisable under the 2000 Plan and the 2007 Plan, respectively and 500 options under the 2007 Plan that will become exercisable within 60 days
(8)	Includes 31,750 options that are presently exercisable under the 2007 Plan, 1,250 options under the 2007 Plan that will become exercisable within 60 days, and 1,000 shares of unvested restricted stock.
(9)	Includes 3,500 options that are presently exercisable under the 2007 Plan and 500 options under the 2007 Plan that will vest within 60 days.
(10)	Includes 5,000 options that are presently exercisable under the 2000 Plan and the 2007 Plan, 250 options under the 2007 Plan that will become exercisable within 60 days, and 500 shares of unvested restricted stock.

(11)	Includes 3,500 options that are presently exercisable under the 2007 Plan, and 500 options under the 2007 plan that will become exercisable within 60 days.
(12)	Includes 1,375 options that are presently exercisable under the 2007 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2012 relating to equity compensation plans of Hanmi Financial pursuant to which grants of options, restricted stock awards or other rights to acquire shares may be granted from time to time.

				Number of Securities
				Remaining Available for
	Number of Securities to be		Weighted-Average	Future Issuance Under
	Issued Upon Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
	(a)		(b)
Equity Compensation Plans Approved By Security Holders	342,950		$37.44	1,292
Equity Compensation Plans Not Approved By Security Holders	216,250	(1)	$9.60	—

Total Equity Compensation Plans	559,200		$26.67	1,292

(1)	Reflects warrants issued to Cappello Capital Corp. in connection with services it provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at a purchase price of $9.60 per share of our common stock and expire on October 14, 2015. The warrants may be exercised for cash or by “cashless exercise.” The exercise price and number of shares subject to the warrants are subject to adjustment for, among other events, stock splits and stock dividends.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Some of Hanmi Financial’s Directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, Hanmi Financial or Hanmi Bank in the ordinary course of Hanmi Financial’s business, and Hanmi Financial expects to have banking transactions with such persons in the future. In management’s opinion, all loans and commitments to lend included in such transactions were made in the ordinary course of business, in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of repayment or present other unfavorable features. There is no amount of indebtedness owed to Hanmi Financial or Hanmi Bank by the principal officers and current Directors of Hanmi Financial (including associated companies) as of December 31, 2012.

In connection with the retirement of Won R. Yoon, Ki Tae Hong, Stuart S. Ahn, and Chang Kyu Park as Directors in 2008, Hanmi Financial and Hanmi Bank entered into severance agreements with each of them. Pursuant to such severance agreements, each of the retiring Directors will receive $3,000 per month until October 2013. Each of the retiring Directors also will receive current health insurance coverage until October 2013 in which Hanmi Financial will continue to pay for medical, dental, and/or vision premiums.

In connection with the retirement of Richard Lee as a Director in 2009, he entered into severance agreement with Hanmi Bank. Pursuant to the Severance Agreement, among other things, Mr. Lee received a lump-sum payment of $180,000 upon his retirement. Mr. Lee will also receive current health insurance coverage until March 2014 in which Hanmi Bank will continue to pay for medical, dental, and/or vision premiums. See “Director Compensation” above.

Review, Approval or Ratification of Transactions With Related Persons

Hanmi Financial has adopted a Related Person Transaction Policy (“Policy”). The Policy provides that executive officers, Directors, five-percent (5%) stockholders, and their family members, and entities for which any of those persons serve as officers or partners or in which they have a ten percent (10%) or greater interest, must notify Hanmi Financial’s Corporate Secretary before entering into transactions or other arrangements with Hanmi Financial or any of its affiliates (other than loans subject to Regulation O promulgated by the Board of Governors of the Federal Reserve System) if the amount exceeds $25,000. Hanmi Financial’s Corporate Secretary will determine whether, under the guidelines in the Policy, the transaction or arrangement should be submitted to the Audit Committee for approval. In determining whether to submit proposed transactions to the Audit Committee for consideration, Hanmi Financial’s Corporate Secretary will consider, among other things, the aggregate value of the proposed transaction, the benefits to Hanmi Financial of the proposed transaction, and whether the terms of the proposed transaction are comparable to the terms available to an unrelated third party and employees generally. The Policy also includes provisions for the review and possible ratification of transactions and arrangements that are entered into without prior review under the Policy. During 2012, neither Hanmi Financial nor any of its affiliates entered into any related-party transactions that required review, approval, or ratification under the Policy.

Director Independence

The Board of Directors has determined that all of its Directors are independent under the applicable listing standards of NASDAQ, except for Jay S. Yoo, who also serves as the President and Chief Executive Officer of Hanmi Financial.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the aggregate fees billed for professional services rendered by KPMG for the fiscal years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$590,000	$590,000
Audit-Related Fees (2)	97,000	39,932
Tax Fees (3)	170,000	189,900

	$857,000	$819,832

(1)	Includes fees billed for the integrated audit of our annual financial statements and internal control over financial reporting, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and for compliance with the Federal Deposit Insurance Corporation Improvement Act.
(2)	Includes fees billed for professional services rendered in connection with the issuance of comfort letters related to the Company’s stock offering, and reviews of registration statements.
(3)	Includes fees billed for professional services rendered in connection with tax compliance, tax advice, and tax planning.

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

The Audit Committee may delegate pre-approval authority to one or more of its members. In 2012 and 2011, the Audit Committee Chairman was permitted to approve fees up to $25,000 with the requirement that any pre-approval decisions be reported to the Audit Committee at its next scheduled meeting.

The only non-audit service provided by the independent auditors was the preparation of Hanmi Financial’s income tax return, which was 19.8 percent and 23.2 percent of the aggregate fees billed by KPMG for the fiscal years ended December 31, 2012 and 2011, respectively. The Audit Committee pre-approved this work and the related fees.

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

Date: April 30, 2013