Form 10-Q
period 2013-03-31
HANMI FINANCIAL CORP
filed 2013-05-10
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 30, 2013, there were 31,588,767 outstanding shares of the Registrant’s Common Stock.

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands, Except Share Data)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and Due From Banks	$69,642	$92,350
Interest-Bearing Deposits in Other Banks	75,657	175,697

Cash and Cash Equivalents	145,299	268,047
Restricted Cash	—	5,350
Securities Available-for-Sale, at Fair Value (Amortized Cost of $413,132 as of March 31, 2013 and $443,712 as of December 31, 2012)	419,903	451,060
Loans Held for Sale, at the Lower of Cost or Fair Value	6,043	8,306
Loans Receivable, Net of Allowance for Loan Losses of $61,191 as of March 31, 2013 and $63,305 as of December 31, 2012	2,061,156	1,986,051
Accrued Interest Receivable	7,526	7,581
Premises and Equipment, Net	14,792	15,150
Other Real Estate Owned, Net	900	774
Customers’ Liability on Acceptances	2,170	1,336
Servicing Assets	6,004	5,542
Other Intangible Assets, Net	1,294	1,335
Investment in Federal Home Loan Bank Stock, at Cost	16,014	17,800
Investment in Federal Reserve Bank Stock, at Cost	12,222	12,222
Income Tax Assets	57,084	60,028
Bank-Owned Life Insurance	29,284	29,054
Prepaid Expenses	2,676	2,084
Other Assets	10,056	10,800

TOTAL ASSETS	$2,792,423	$2,882,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-Bearing	$709,650	$720,931
Interest-Bearing	1,623,362	1,675,032

Total Deposits	2,333,012	2,395,963
Accrued Interest Payable	3,192	11,775
Bank’s Liability on Acceptances	2,170	1,336
Federal Home Loan Bank Advances	2,840	2,935
Junior Subordinated Debentures	51,478	82,406
Accrued Expenses and Other Liabilities	10,626	9,741

TOTAL LIABILITIES	2,403,318	2,504,156

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 Par Value; Authorized 62,500,000 Shares; Issued 32,166,661 Shares (31,588,767 Shares Outstanding) and 32,074,434 shares (31,496,540 Shares Outstanding) as of March 31, 2013 and December 31, 2012	257	257
Additional Paid-In Capital	551,064	550,123
Unearned Compensation	(44)	(57)
Accumulated Other Comprehensive Income-Unrealized Gain on Securities Available-for-Sale and Interest-Only Strip, Net of Income Taxes of $1,695 as of March 31, 2013 and $1,946 as of December 31, 2012	5,095	5,418
Accumulated Deficit	(97,409)	(107,519)
Less Treasury Stock, at Cost; 577,894 Shares as of March 31, 2013 and December 31, 2012	(69,858)	(69,858)

TOTAL STOCKHOLDERS’ EQUITY	389,105	378,364

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,792,423	$2,882,520

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2013	2012
INTEREST AND DIVIDEND INCOME:
Interest and Fees on Loans	$26,799	$27,542
Taxable Interest on Investment Securities	2,116	2,098
Tax-Exempt Interest on Investment Securities	95	102
Interest on Term Federal Funds Sold	—	325
Interest on Federal Funds Sold	6	128
Interest on Interest-Bearing Deposits in Other Banks	88	2
Dividends on Federal Reserve Bank Stock	183	68
Dividends on Federal Home Loan Bank Stock	108	29

Total Interest and Dividend Income	29,395	30,294

INTEREST EXPENSE:
Interest on Deposits	3,159	4,919
Interest on Federal Home Loan Bank Advances	38	43
Interest on Junior Subordinated Debentures	594	799

Total Interest Expense	3,791	5,761

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	25,604	24,533
Provision for Credit Losses	—	2,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	25,604	22,533

NON-INTEREST INCOME:
Service Charges on Deposit Accounts	3,048	3,168
Insurance Commissions	1,213	1,236
Remittance Fees	497	454
Trade Finance Fees	277	292
Other Service Charges and Fees	398	364
Bank-Owned Life Insurance Income	230	399
Gain on Sales of SBA Loans Guaranteed Portion	2,692	—
Net Loss on Sales of Other Loans	(97)	(2,393)
Net Gain on Sales of Investment Securities	9	1
Other Operating Income	90	112

Total Non-Interest Income	8,357	3,633

NON-INTEREST EXPENSE:
Salaries and Employee Benefits	9,351	9,110
Occupancy and Equipment	2,556	2,595
Deposit Insurance Premiums and Regulatory Assessments	234	1,401
Data Processing	1,170	1,253
Other Real Estate Owned Expense	32	(44)
Professional Fees	2,156	749
Directors and Officers Liability Insurance	220	297
Supplies and Communications	495	558
Advertising and Promotion	672	601
Loan-Related Expense	146	200
Amortization of Other Intangible Assets	41	71
Other Operating Expenses	2,094	1,955

Total Non-Interest Expense	19,167	18,746

INCOME BEFORE PROVISION FOR INCOME TAXES	14,794	7,420
Provision for Income Taxes	4,684	79

NET INCOME	$10,110	$7,341

EARNINGS PER SHARE:
Basic	$0.32	$0.23
Diluted	$0.32	$0.23
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	31,538,980	31,470,520
Diluted	31,626,667	31,489,569

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In Thousands)

	Three Months Ended
	March 31,
	2013	2012
NET INCOME	$10,110	$7,341
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized (Loss) Gain on Securities
Unrealized Holding (Loss) Gain Arising During Period	(568)	674
Less: Reclassification Adjustment for Gain Included in Net Income	(9)	—
Unrealized Gain on Interest Rate Swap	—	1
Unrealized Gain on Interest-only Strip of Servicing Assets	3	2
Income Tax Benefit Related to Items of Other Comprehensive Income	251	—

Other Comprehensive (Loss) Income	(323)	677

COMPREHENSIVE INCOME	$9,787	$8,018

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In Thousands, Except Number of Shares)

	Common Stock - Number of Shares			Stockholders’ Equity
	Gross		Net				Accumulated
	Shares		Shares		Additional		Other	Retained	Treasury	Total
	Issued and	Treasury	Issued and	Common	Paid-in	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Outstanding	Shares	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity
BALANCE AT JANUARY 1, 2012	32,066,987	(577,786)	31,489,201	$257	$549,744	$(166)	$3,524	$(197,893)	$(69,858)	$285,608
Share-Based Compensation Expense	—	—	—	—	67	25	—	—	—	92
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	7,341	—	7,341
Change in Unrealized Gain on Securities
Available-for-Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	677	—	—	677

Total Comprehensive Income										8,018

BALANCE AT MARCH 31, 2012	32,066,987	(577,786)	31,489,201	$257	$549,811	$(141)	$4,201	$(190,552)	$(69,858)	$293,718

BALANCE AT JANUARY 1, 2013	32,074,434	(577,894)	31,496,540	$257	$550,123	$(57)	$5,418	$(107,519)	$(69,858)	$378,364
Share-Based Compensation Expense	—	—	—	—	84	13	—	—	—	97
Exercises of Stock Options	1,679	—	1,679	—	(298)	—	—	—	—	(298)
Exercises of Stock Warrants	90,548	—	90,548	—	1,155	—	—	—	—	1,155
Comprehensive Income:
Net Income	—	—	—	—	—	—	—	10,110	—	10,110
Change in Unrealized Gain on Securities
Available-for-Sale and Interest-Only Strips, Net of Income Taxes	—	—	—	—	—	—	(323)	—	—	(323)

Total Comprehensive Income										9,787

BALANCE AT MARCH 31, 2013	32,166,661	(577,894)	31,588,767	$257	$551,064	$(44)	$5,095	$(97,409)	$(69,858)	$389,105

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,110	$7,341
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization of Premises and Equipment	504	554
Amortization of Premiums and Accretion of Discounts on Investment Securities, Net	769	1,078
Amortization of Other Intangible Assets	41	71
Amortization of Servicing Assets	329	205
Share-Based Compensation Expense	97	92
Provision for Credit Losses	—	2,000
Net Gain on Sales of Investment Securities	(9)	(1)
Net (Gain) Loss on Sales of Loans	(2,595)	1,736
Loss on Investment in Affordable Housing Partnership	—	220
Gain on Sales of Other Real Estate Owned	(5)	—
Gain on Bank-Owned Life Insurance Settlement	—	(163)
Valuation Impairment on Other Real Estate Owned	7	—
Lower of Cost or Fair Value Adjustment for Loans Held for Sale	—	657
Origination of Loans Held for Sale	(23,144)	(25,866)
Proceeds from Life Insurance	—	344
Proceeds from Sales of SBA Loans Guaranteed Portion	30,745	—
Changes in Fair Value of Stock Warrants	91	170
Decrease in Restricted Cash	5,350	—
Decrease (Increase) in Accrued Interest Receivable	55	(140)
Increase in Servicing Assets	(791)	—
Decrease (Increase) in Income Tax Assets	2,876	(2,428)
Increase in Cash Surrender Value of Bank-Owned Life Insurance	(230)	(236)
Increase in Prepaid Expenses	(592)	(1,606)
Increase in Other Assets	(87)	(4,957)
Decrease in Accrued Interest Payable	(8,583)	(430)
Increase in Other Liabilities	2,582	247

Net Cash Provided (Used In) By Operating Activities	17,520	(21,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Redemption of Federal Home Loan Bank and Federal Reserve Bank Stock	1,786	1,093
Proceeds from Matured or Called Securities Available-for-Sale	20,820	40,873
Proceeds from Sales of Securities Available-for-sale	9,000	3,000
Proceeds from Matured or Called Securities Held to Maturity	—	135
Proceeds from Sales of Other Real Estate Owned	281	—
Proceeds from Sales of Loans Held for Sale	1,454	26,961
Net Increase in Loans Receivable	(79,815)	(20,353)
Purchase of Loans Receivable	—	(67,428)
Purchases of Term Federal Fund	—	(5,000)
Purchases of Securities Available-for-Sale	—	(18,113)
Purchases of Premises and Equipment	(146)	(223)

Net Cash Used In Investing Activities	(46,620)	(39,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) Increase in Deposits	(62,951)	18,816
Proceeds from Exercise of Stock Options	21	—
Proceeds from Exercise of Stock Warrant	305	—
Repayment of Long-Term Federal Home Loan Bank Advances	(95)	(90)
Redemption of Junior Subordinated Debenture	(30,928)	—

Net Cash (Used In) Provided By Financing Activities	(93,648)	18,726

NET DECREASE IN CASH AND CASH EQUIVALENTS	(122,748)	(41,441)
Cash and Cash Equivalents at Beginning of Year	268,047	201,683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,299	$160,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest Paid	$12,374	$5,331
Income Taxes Paid	$1,800	$2,507
Non-Cash Activities:
Transfer of Loans Receivable to Other Real Estate Owned	$513	$1,080
Transfer of Loans Receivable to Loans Held for Sale	$3,373	$37,481
Conversion of Stock Warrant into Common Stock	$850	$—
Income Tax Benefit Related to Items of Other Comprehensive Income	$251	$—
Change in Unrealized Gain or Loss in Accumulated Other Comprehensive Income	$568	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

HANMI FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1 — BASIS OF PRESENTATION

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Our primary subsidiary is Hanmi Bank (the “Bank”), a California state chartered bank. Our other subsidiaries are Chun-Ha Insurance Services, Inc., a California corporation (“Chun-Ha”), and All World Insurance Services, Inc., a California corporation (“All World”).

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2013, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”).

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

Descriptions of our significant accounting policies are included in “Note 2 — Summary of Significant Accounting Policies” in our 2012 Annual Report on Form 10-K.

NOTE 2 — INVESTMENT SECURITIES

The following is a summary of investment securities available-for-sale:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In Thousands)
March 31, 2013:
Mortgage-Backed Securities (1)	$146,889	$3,008	$503	$149,394
Collateralized Mortgage Obligations (1)	90,972	2,081	185	92,868
U.S. Government Agency Securities	80,991	116	177	80,930
Municipal Bonds-Tax Exempt	12,185	526	—	12,711
Municipal Bonds-Taxable	44,159	2,124	127	46,156
Corporate Bonds	20,473	200	301	20,372
SBA Loan Pool Securities	14,084	—	166	13,918
Other Securities	3,025	58	53	3,030
Equity Securities	354	170	—	524

Total Securities Available-for-Sale	$413,132	$8,283	$1,512	$419,903

December 31, 2012:
Mortgage-Backed Securities (1)	$157,185	$3,327	$186	$160,326
Collateralized Mortgage Obligations (1)	98,821	1,775	109	100,487
U.S. Government Agency Securities	92,990	222	94	93,118
Municipal Bonds-Tax Exempt	12,209	603	—	12,812
Municipal Bonds-Taxable	44,248	2,029	135	46,142
Corporate Bonds	20,470	176	246	20,400
SBA Loan Pool Securities	14,104	4	82	14,026
Other Securities	3,331	73	47	3,357
Equity Securities	354	78	40	392

Total Securities Available-for-Sale	$443,712	$8,287	$939	$451,060

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

The amortized cost and estimated fair value of investment securities at March 31, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)
Within One Year	$—	$—
Over One Year Through Five Years	28,245	28,281
Over Five Years Through Ten Years	101,508	102,738
Over Ten Years	45,164	46,098
Mortgage-Backed Securities	146,889	149,394
Collateralized Mortgage Obligations	90,972	92,868
Equity Securities	354	524

Total	$413,132	$419,903

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” which amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. There was no OTTI charged during the first quarter of 2013.

Gross unrealized losses on investment securities available-for-sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2013 and December 31, 2012:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
Investment Securities Available-for-Sale	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
March 31, 2013:
Mortgage-Backed Securities	$503	$35,523	12	$—	$—	—	$503	$35,523	12
Collateralized Mortgage Obligations	185	18,076	7	—	—	—	185	18,076	7
U.S. Government Agency Securities	177	35,799	12	—	—	—	177	35,799	12
Municipal Bonds-Taxable	124	4,577	4	3	464	1	127	5,041	5
Corporate Bonds	116	4,871	1	185	10,801	3	301	15,672	4
SBA Loan Pool Securities	166	13,918	4	—	—	—	166	13,918	4
Other Securities	1	25	2	52	947	1	53	972	3

Total	$1,272	$112,789	42	$240	$12,212	5	$1,512	$125,001	47

December 31, 2012:
Mortgage-Backed Securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
Collateralized Mortgage Obligations	109	14,344	5	—	—	—	109	14,344	5
U.S. Government Agency Securities	94	26,894	9	—	—	—	94	26,894	9
Municipal Bonds-Taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate Bonds	—	—	—	246	10,738	3	246	10,738	3
SBA Loan Pool Securities	82	11,004	3	—	—	—	82	11,004	3
Other Securities	1	12	1	46	953	1	47	965	2
Equity Securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2013 and December 31, 2012 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2013 and December 31, 2012 are not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2013 and December 31, 2012 are warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Gross Realized Gains on Sales of Investment Securities	$9	$1
Gross Realized Losses on Sales of Investment Securities	—	—

Net Realized Gains on Sales of Investment Securities	$9	$1

Proceeds from Sales of Investment Securities	$9,000	$3,000
Tax Expense on Sales of Investment Securities	$4	$—

For the three months ended March 31, 2013, $577,000 of net unrealized loss arose during the period and was included in comprehensive income, and there was a $9,000 gain in earnings resulting from the redemption of investment securities that had previously been recorded as net unrealized gains of $34,000 in comprehensive income. For the three months ended March 31, 2012, $674,000 of net unrealized gains arose during the period and was included in comprehensive income, and there was a $1,000 gain in earnings resulting from the redemption of investment securities that had previously been recorded as net unrealized gains of $4,000.

Investment securities available-for-sale with carrying values of $16.5 million and $18.2 million as of March 31, 2013 and December 31, 2012, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

NOTE 3 — LOANS

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

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	March 31,	December 31,
	2013	2012
	(In Thousands)
Real Estate Loans:
Commercial Property	$831,019	$787,094
Residential Property	94,735	101,778

Total Real Estate Loans	925,754	888,872
Commercial and Industrial Loans:
Commercial Term (1)	921,009	884,364
Commercial Lines of Credit (2)	49,608	56,121
SBA Loans (3)	158,687	148,306
International Loans	31,448	34,221

Total Commercial and Industrial Loans	1,160,752	1,123,012
Consumer Loans	35,180	36,676

Total Gross Loans	2,121,686	2,048,560
Allowance for Loans Losses	(61,191)	(63,305)
Deferred Loan Fees	661	796

Loans Receivable, Net	$2,061,156	$1,986,051

(1)	Includes owner-occupied property loans of $882.5 million and $774.2 million as of March 31, 2013 and December 31, 2012, respectively.
(2)	Includes owner-occupied property loans of $1.3 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively.
(3)	Includes owner-occupied property loans of $141.9 million and $128.4 million as of March 31, 2013 and December 31, 2012, respectively.

Accrued interest on loans receivable was $5.5 million and $5.4 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, loans receivable totaling $614.8 million and $524.0 million, respectively, were pledged to secure advances from the FHLB and the FRB’s federal discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the three months ended March 31, 2013 and 2012:

	Real Estate	Commercial and Industrial	Consumer	Total
	(In Thousands)
March 31, 2013
Balance at Beginning of Period	$—	$8,306	$—	$8,306
Origination of Loans Held For Sale	—	23,144	—	23,144
Reclassification from Loans Receivable to Loans Held for Sale	—	3,373	—	3,373
Sales of Loans Held for Sale	—	(28,765)	—	(28,765)
Principal Payoffs and Amortization	—	(15)	—	(15)

Balance at End of Period	$—	$6,043	$—	$6,043

March 31, 2012
Balance at Beginning of Period	$11,068	$11,519	$—	$22,587
Origination of Loans Held For Sale	—	25,866	—	25,866
Reclassification from Loans Receivable to Loans Held for Sale	17,076	20,405	—	37,481
Reclassification from Loans Receivable to Other Real Estate Owned	(360)	—	—	(360)
Sales of Loans Held for Sale	(16,794)	(11,903)	—	(28,697)
Principal Payoffs and Amortization	(111)	(116)	—	(227)
Valuation Adjustments	—	(657)	—	(657)

Balance at End of Period	$10,879	$45,114	$—	$55,993

For the three months ended March 31, 2013, a loan receivable of $3.4 million was reclassified as loans held for sale, and loans held for sale of $28.8 million were sold. For the three months ended March 31, 2012, loans receivable of $37.5 million were reclassified as loans held for sale, and loans held for sale of $28.7 million were sold.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the
	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$63,305	$66,107	$89,936
Actual Charge-Offs	(3,024)	(3,966)	(12,321)
Recoveries on Loans Previously Charged Off	714	757	1,037

Net Loan Charge-Offs	(2,310)	(3,209)	(11,284)
Provision Charged to Operating Expense	196	407	2,400

Balance at End of Period	$61,191	$63,305	$81,052

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$1,824	$2,231	$2,981
Provision Charged to Operating Expense	(196)	(407)	(400)

Balance at End of Period	$1,628	$1,824	$2,581

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
March 31, 2013
Allowance for Loan Losses:
Beginning Balance	$18,180	$41,928	$2,280	$917	$63,305
Charge-Offs	(213)	(2,647)	(164)	—	(3,024)
Recoveries on Loans Previously Charged Off	8	657	49	—	714
Provision	(143)	(378)	(370)	1,087	196

Ending Balance	$17,832	$39,560	$1,795	$2,004	$61,191

Ending Balance: Individually Evaluated for Impairment	$95	$4,388	$401	$—	$4,884

Ending Balance: Collectively Evaluated for Impairment	$17,737	$35,172	$1,394	$2,004	$56,307

Loans Receivable:
Ending Balance	$925,754	$1,160,752	$35,180	$—	$2,121,686

Ending Balance: Individually Evaluated for Impairment	$8,047	$39,965	$1,639	$—	$49,651

Ending Balance: Collectively Evaluated for Impairment	$917,707	$1,120,787	$33,541	$—	$2,072,035

March 31, 2012
Allowance for Loan Losses:
Beginning Balance	$19,637	$66,005	$2,243	$2,051	$89,936
Charge-Offs	(2,842)	(9,115)	(364)	—	(12,321)
Recoveries on Loans Previously Charged Off	—	1,013	24	—	1,037
Provision	5,435	(3,265)	341	(111)	2,400

Ending Balance	$22,230	$54,638	$2,244	$1,940	$81,052

Ending Balance: Individually Evaluated for Impairment	$536	$16,686	$—	$—	$17,222

Ending Balance: Collectively Evaluated for Impairment	$21,694	$37,952	$2,244	$1,940	$63,830

Loans Receivable:
Ending Balance	$834,056	$1,102,140	$40,782	$—	$1,976,978

Ending Balance: Individually Evaluated for Impairment	$16,395	$50,960	$402	$—	$67,757

Ending Balance: Collectively Evaluated for Impairment	$817,661	$1,051,180	$40,380	$—	$1,909,221

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

Pass: Pass loans, grades (0) to (4), are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention (5),” “Substandard (6)” or “Doubtful (7).” This category is the strongest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. Following are sub categories within the Pass category, or grades (0) to (4):

Pass (0):	Loans or commitments secured in full by cash or cash equivalents.

Pass (1):	Loans or commitments requiring a very strong, well-structured credit relationship with an established borrower. The relationship should be supported by audited financial statements indicating cash flow, well in excess of debt service requirement, excellent liquidity, and very strong capital.

Pass (2):	Loans or commitments requiring a well-structured credit that may not be as seasoned or as high quality as grade (1). Capital, liquidity, debt service capacity, and collateral coverage must all be well above average. This grade includes individuals with substantial net worth supported by liquid assets and strong income.

Pass (3):	Loans or commitments to borrowers exhibiting a fully acceptable credit risk. These borrowers should have sound balance sheets and significant cash flow coverage, although they may be somewhat more leveraged and exhibit greater fluctuations in earning and financing but generally would be considered very attractive to the Bank as a borrower. The borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans with this grade must have characteristics that place them well above the minimum underwriting requirements. Asset-based borrowers assigned this grade must exhibit extremely favorable leverage and cash flow characteristics and consistently demonstrate a high level of unused borrowing capacity.

Pass (4):	Loans or commitments to borrowers exhibiting either somewhat weaker balance sheets or positive, but inconsistent, cash flow coverage. These borrowers may exhibit somewhat greater credit risk, and as a result, the Bank may have secured its exposure to mitigate the risk. If so, the collateral taken should provide an unquestionable ability to repay the indebtedness in full through liquidation, if necessary. Cash flows should be adequate to cover debt service and fixed obligations, although there may be a question about the borrower’s ability to provide alternative sources of funds in emergencies. Better quality real estate and asset-based borrowers who fully comply with all underwriting standards and are performing according to projections would be assigned this grade.

Special Mention: A Special Mention credit, grade (5), has potential weaknesses that deserve management’s close attention. If not corrected, these potential weaknesses may result in deterioration of the repayment of the debt and result in a Substandard classification. Loans that have significant actual, not potential, weaknesses are considered more severely classified.

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
	(In Thousands)
March 31, 2013
Real Estate Loans:
Commercial Property
Retail	$395,952	$3,946	$3,304	$403,202
Land	5,677	—	8,062	13,739
Other	401,291	12,070	717	414,078
Residential Property	92,735	—	2,000	94,735
Commercial and Industrial Loans:
Commercial Term
Unsecured	80,022	624	17,854	98,500
Secured By Real Estate	760,095	15,838	46,576	822,509
Commercial Lines of Credit	46,908	849	1,851	49,608
SBA Loans	146,389	1,115	11,183	158,687
International Loans	30,018	—	1,430	31,448
Consumer Loans	32,393	190	2,597	35,180

Total Gross Loans	$1,991,480	$34,632	$95,574	$2,121,686

December 31, 2012
Real Estate Loans:
Commercial Property
Retail	$386,650	$3,971	$2,324	$392,945
Land	5,491	—	8,516	14,007
Other	366,518	12,132	1,492	380,142
Residential Property	99,250	—	2,528	101,778
Commercial and Industrial Loans:
Commercial Term
Unsecured	87,370	663	22,139	110,172
Secured By Real Estate	710,723	13,038	50,431	774,192
Commercial Lines of Credit	53,391	863	1,867	56,121
SBA Loans	136,058	1,119	11,129	148,306
International Loans	34,221	—	—	34,221
Consumer Loans	33,707	201	2,768	36,676

Total Gross Loans	$1,913,379	$31,987	$103,194	$2,048,560

The following is an aging analysis of past due loans, disaggregated by loan class, as of March 31, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In Thousands)
March 31, 2013
Real Estate Loans:
Commercial Property
Retail	$2,004	$—	$—	$2,004	$401,198	$403,202	$—
Land	—	—	—	—	13,739	13,739	—
Other	—	—	—	—	414,078	414,078	—
Construction	—	—	—	—	—	—	—
Residential Property	222	—	819	1,041	93,694	94,735	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	1,005	724	1,470	3,199	95,301	98,500	—
Secured By Real Estate	—	122	926	1,048	821,461	822,509	—
Commercial Lines of Credit	238	—	604	842	48,766	49,608	—
SBA Loans	4,158	1,205	4,006	9,369	149,318	158,687	—
International Loans	—	—	—	—	31,448	31,448	—
Consumer Loans	307	16	571	894	34,286	35,180	—

Total Gross Loans	$7,934	$2,067	$8,396	$18,397	$2,103,289	$2,121,686	$—

December 31, 2012
Real Estate Loans:
Commercial Property
Retail	$—	$111	$—	$111	$392,834	$392,945	$—
Land	—	—	335	335	13,672	14,007	—
Other	—	—	—	—	380,142	380,142	—
Construction	—	—	—	—	—	—	—
Residential Property	—	588	311	899	100,879	101,778	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	918	1,103	1,279	3,300	106,872	110,172	—
Secured By Real Estate	1,949	—	926	2,875	771,317	774,192	—
Commercial Lines of Credit	—	188	416	604	55,517	56,121	—
SBA Loans	3,759	1,039	2,800	7,598	140,708	148,306	—
International Loans	—	—	—	—	34,221	34,221	—
Consumer Loans	61	146	538	745	35,931	36,676	—

Total Gross Loans	$6,687	$3,175	$6,605	$16,467	$2,032,093	$2,048,560	$—

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
	(In Thousands)
March 31, 2013
Real Estate Loans:
Commercial Property
Retail	$2,785	$2,838	$1,835	$950	$42	$2,796	$26
Land	1,687	1,937	1,687	—	—	1,712	40
Other	526	526	—	526	53	527	4
Construction	—	—	—	—	—	—	—
Residential Property	3,049	3,104	3,049	—	—	3,059	27
Commercial and Industrial Loans:
Commercial Term
Unsecured	13,064	14,006	4,206	8,858	3,328	13,254	186
Secured By Real Estate	17,449	18,592	15,575	1,874	425	17,513	313
Commercial Lines of Credit	1,505	1,702	1,505	—	—	1,512	15
SBA Loans	6,517	10,101	4,766	1,750	578	6,473	273
International Loans	1,430	1,430	859	572	57	1,498	—
Consumer Loans	1,639	1,710	391	1,248	401	1,643	12

Total Gross Loans	$49,651	$55,946	$33,873	$15,778	$4,884	$49,987	$896

December 31, 2012
Real Estate Loans:
Commercial Property
Retail	$2,930	$3,024	$2,930	$—	$—	$2,357	$136
Land	2,097	2,307	2,097	—	—	2,140	179
Other	527	527	—	527	67	835	43
Construction	—	—	—	—	—	6,012	207
Residential Property	3,265	3,308	1,866	1,399	94	3,268	164
Commercial and Industrial Loans:
Commercial Term
Unsecured	14,532	15,515	6,826	7,706	2,144	14,160	821
Secured By Real Estate	22,050	23,221	9,520	12,530	2,319	21,894	1,723
Commercial Lines of Credit	1,521	1,704	848	673	230	1,688	64
SBA Loans	6,170	10,244	4,294	1,876	762	7,173	1,131
International Loans	—	—	—	—	—	—	—
Consumer Loans	1,652	1,711	449	1,203	615	1,205	73

Total Gross Loans	$54,744	$61,561	$28,830	$25,914	$6,231	$60,732	$4,541

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended,
	March 31,	March 31,
	2013	2012
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans
Performed in Accordance With Their Original Terms	$1,068	$1,428
Less: Interest Income Recognized on Impaired Loans	(896)	(1,106)

Interest Foregone on Impaired Loans	$172	$322

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

The following table details non-accrual loans, disaggregated by loan class, for the periods indicated:

	March 31,	December 31,
	2013	2012
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	$950	$1,079
Land	1,687	2,097
Other	—	—
Construction	—	—
Residential Property	1,638	1,270
Commercial and Industrial Loans:
Commercial Term
Unsecured	7,253	8,311
Secured By Real Estate	6,353	8,679
Commercial Lines of Credit	1,505	1,521
SBA Loans	11,852	12,563
International Loans	—	—
Consumer Loans	1,655	1,759

Total Non-Accrual Loans	$32,893	$37,279

The following table details non-performing assets as of the dates indicated:

	March 31,	December 31,
	2013	2012
	(In Thousands)
Non-Accrual Loans	$32,893	$37,279
Loans 90 Days or More Past Due and Still Accruing	—	—

Total Non-Performing Loans	32,893	37,279
Other Real Estate Owned	900	774

Total Non-Performing Assets	$33,793	$38,053

Loans on non-accrual status, excluding loans held for sale, totaled $32.9 million as of March 31, 2013, compared to $37.3 million as of December 31, 2012, representing an 11.8 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $18.4 million as of March 31, 2013, compared to $16.5 million as of December 31, 2012, representing an 11.7 percent increase.

As of March 31, 2013, other real estate owned (“OREO”) consisted of two properties in Virginia and California. For the three months ended March 31, 2013, one property was transferred from loans receivable to other real estate owned at fair value less aggregate selling costs of $513,000, and a valuation adjustment of $126,000 was recorded. As of December 31, 2012, there were two properties located in Illinois and Virginia with a combined carrying value of $774,000 and no valuation adjustment.

Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies the guidance for evaluating whether a restructuring constitutes a TDR. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the purposes of measuring impairment of loans that are newly considered impaired, the guidance should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.

As a result of the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the annual period and identified certain receivables as TDRs. Upon identifying those receivables as TDRs, we considered them impaired and applied the impairment measurement guidance prospectively for those receivables newly identified as impaired.

During the three months ended March 31, 2013, we restructured monthly payments on 4 loans, with a net carrying value of $1.6 million as of March 31, 2013, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructurings, disaggregated by concession type and by loan type, as of March 31, 2013 and December 31, 2012:

	Non-Accrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In Thousands)
March 31, 2013
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$950	$950	$350	$—	$—	$175	$525
Other	—	—	—	—	—	526	—	—	—	526
Residential Property	819	—	—	—	819	—	—	—	—	—
Commercial and Industrial Loans:
Commercial Term
Unsecured	—	576	4,029	998	5,603	922	—	794	2,776	4,492
Secured By Real Estate	2,263	1,085	298	—	3,646	2,139	—	512	4,527	7,178
Commercial Lines of Credit	663	—	188	238	1,089	—	—	—	—	—
SBA Loans	2,865	1,237	781	—	4,883	453	—	80	—	533
International Loans	—	—	—	—	—	—	—	1,430	—	1,430

Total	$6,610	$2,898	$5,296	$2,186	$16,990	$4,390	$—	$2,816	$7,478	$14,684

December 31, 2012
Real Estate Loans:
Commercial Property
Retail	$—	$—	$—	$1,080	$1,080	$357	$—	$—	$175	$532
Other	—	—	—	—	—	527	—	—	—	527
Residential Property	827	—	—	—	827	—	572	—	—	572
Commercial and Industrial Loans:
Commercial Term
Unsecured	—	658	4,558	1,413	6,629	976	—	1,090	3,260	5,326
Secured By Real Estate	2,317	1,343	318	—	3,978	4,444	—	448	4,547	9,439
Commercial Lines of Credit	673	—	188	244	1,105	—		—	—	—
SBA Loans	2,831	1,287	1,032	—	5,150	484	—	100	—	584

Total	$6,648	$3,288	$6,096	$2,737	$18,769	$6,788	$572	$1,638	$7,982	$16,980

The following table details troubled debt restructuring, disaggregated by loan class, for the three months ended March 31, 2013 and 2012:

	March 31, 2013			March 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail (1)	—	$—	$—	1	$102	$102
Other (2)	—	—	—	2	509	504
Commercial and Industrial Loans:
Commercial Term
Unsecured (3)	1	197	198	20	3,615	3,537
Secured By Real Estate (4)	—	—	—	2	1,813	1,801
SBA Loans (5)	1	8	7	6	472	455
International Loans (6)	2	1,584	1,430	—	—	—

Total	4	$1,789	$1,635	31	$6,511	$6,399

(1)	Includes a modification of $102,000 through an extension of maturity for the three months ended March 31, 2012.
(2)	Includes modifications of $504,000 through extensions of maturity for the three months ended March 31, 2012.
(3)	Includes a modification of $198,000 through an extension of maturity for the three months ended March 31, 2013, and modifications of $1.6 million through reductions of principal or accrued interest and $1.9 million through extensions of maturity for the three months ended March 31, 2012.
(4)	Includes modifications of $1.3 million through a reduction of principal or accrued interest and $501,000 through an extension of maturity for the three months ended March 31, 2012.
(5)	Includes a modification of $7,000 through a payment deferral for the three months ended March 31, 2013, and modifications of 133,000 through payment deferrals and $322,000 through reductions of principal or accrued interest for the three months ended March 31, 2012.
(6)	Includes modifications of $1.4 million through reductions of principal or accrued interest for the three months ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, total TDRs, excluding loans held for sale, were $31.7 million and $35.7 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At March 31, 2013 and December 31, 2012, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $3.7 million and $3.6 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In Thousands)
Real Estate Loans:
Commercial Property
Retail	—	$—	1	$102
Other	—	—	1	279
Residential Property	—	—	1	865
Commercial and Industrial Loans:
Commercial Term
Unsecured	7	730	10	3,401
Secured By Real Estate	1	1,306	—	—
Commercial Lines of Credit	1	188	—	—
SBA Loans	1	32	10	848

Total	10	$2,256	23	$5,495

Servicing Assets

The changes in servicing assets were as follows for the three months ended March 31, 2013 and 2012:

	March 31,	March 31,
	2013	2012
	(In Thousands)
Balance at Beginning of Period	$5,542	$3,720
Additions	791	—
Amortization	(329)	(205)

Balance at End of Period	$6,004	$3,515

At March 31, 2013 and 2012, we serviced loans sold to unaffiliated parties in the amounts of $316.2 million and $211.1 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

NOTE 4 — INCOME TAXES

The Company’s effective tax rate was 31.66% and 1.07% with income tax expenses of $4.7 million and $79,000 for the three months ended March 31, 2013 and 2012, respectively. Income tax expense of $4.7 million for the first quarter of 2013 includes favorable discrete items of $779,000, related mainly to adjustments of stock options and state tax attributes. Due to a full valuation allowance against the Company’s entire net deferred tax asset, 1.07% of its effective tax rate for the three months ended March 31, 2012 resulted from 2012 state income taxes. Management concluded that deferred tax assets were more-likely-than-not to be realized, and therefore, maintaining a valuation allowance was no longer required as of March 31, 2013.

As of March 31, 2013, the Company was subject to examination by various federal and state tax authorities for the years ended December 31, 2004 through 2011. The Company was subjected to audits by the Internal Revenue Service for the 2009 tax year, by the California FTB for the 2008 and 2009 tax years, and by the Texas Comptroller of Public Accounts for the 2008 tax year. Management does not anticipate any material changes in our financial statements due to the results of those audits.

NOTE 5 — STOCKHOLDERS’ EQUITY

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

Upon re-measuring the fair value of the stock warrants at March 31, 2013, the fair value decreased by $51,000, which we have included in other operating expenses for the three months ended March 31, 2013. We used a weighted average expected stock volatility of 36.99 percent and a remaining contractual life of 2.3 years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 0.47 percent used for the warrant is equal to the zero coupon rate in effect at the end of the measurement period.

NOTE 6 — REGULATORY MATTERS

Risk-Based Capital

Federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent.

In order for banks to be considered “well capitalized,” federal bank regulatory agencies require them to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 5.0 percent.

The capital ratios of Hanmi Financial and the Bank were as follows as of March 31, 2013 and 2012:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
March 31, 2013
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$439,587	19.45%	$180,839	8.00%	N/A	N/A
Hanmi Bank	$421,661	18.69%	$180,515	8.00%	$225,644	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$410,825	18.17%	$90,419	4.00%	N/A	N/A
Hanmi Bank	$393,015	17.42%	$90,257	4.00%	$135,386	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$410,825	14.68%	$111,968	4.00%	N/A	N/A
Hanmi Bank	$393,015	14.07%	$111,758	4.00%	$139,698	5.00%
March 31, 2012
Total Capital (to Risk-Weighted Assets):
Hanmi Financial	$394,973	18.74%	$168,569	8.00%	N/A	N/A
Hanmi Bank	$373,171	17.74%	$168,325	8.00%	$210,406	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Hanmi Financial	$367,927	17.46%	$84,284	4.00%	N/A	N/A
Hanmi Bank	$346,154	16.45%	$84,162	4.00%	$126,243	6.00%
Tier 1 Capital (to Average Assets):
Hanmi Financial	$367,927	13.44%	$109,456	4.00%	N/A	N/A
Hanmi Bank	$346,154	12.67%	$109,247	4.00%	$136,559	5.00%

Federal Reserve Notices of Proposed Rulemaking

On June 7, 2012, the Board of Governors of the Federal Reserve System approved for publication in the Federal Register three related notices of proposed rulemaking (collectively, the “Notices”) relating to the implementation of revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as well as the Basel III international capital standards. Among other things, if adopted as proposed, the Notices would establish a new capital standard consisting of common equity Tier 1 capital; increase the capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions as well as executive bonuses); and add more conservative standards for including securities in regulatory capital, which would phase-out trust preferred securities as a component of Tier 1 capital. In addition, the Notices contemplate the deduction of certain assets from regulatory capital and revisions to the methodologies for determining risk weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or non-accrual loans. The Notices provide for various phase-in periods over the next several years. Hanmi Financial and the Bank will be subject to many provisions in the Notices, but until final regulations are issued pursuant to the Notices, Hanmi Financial cannot predict the actual effect of the Notices.

NOTE 7 — FAIR VALUE MEASUREMENTS

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three-level fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:

• Level 1 —	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

• Level 2 —	Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

• Level 3 —	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes.

We record investment securities available-for-sale at fair value on a recurring basis. Certain other assets, such as loans held for sale, impaired loans, other real estate owned, and other intangible assets, are recorded at fair value on a non-recurring basis. Non-recurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the re-measurement is performed.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument below:

Investment Securities Available-for-Sale – The fair values of investment securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, and SBA loan pool securities. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from nationally recognized pricing services to value our fixed income securities. The fair value of the municipal bonds is determined based on a proprietary model maintained by the broker-dealers. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.

As of March 31, 2013, we had a zero coupon tax credit municipal bond of $774,000 compared to $779,000 as of December 31, 2012. This bond was recorded at estimated fair value using a discounted cash flow method, and was measured on a recurring basis with Level 3 inputs. Key assumptions used in measuring the fair value of the tax credit bond as of March 31, 2013 were discount rate and cash flows. The discount rate was derived from the term structure of Bank Qualified (“BQ”) “A-” rated municipal bonds, as the tax credit bond’s guarantee had the similar credit strength. The contractual future cash flows were the tax credits to be received for a remaining life of two years. If the discount rate is adjusted down to the term structure of BQ “BBB-” rating municipal bonds, the tax credit bond’s value would decline by 1.6 percent. We do not anticipate a significant deterioration of the tax credit bond’s credit quality. Management reviews the discount rate on an ongoing basis based on current market rates.

SBA Loans Held for Sale – Small Business Administration (“SBA”) loans held for sale are carried at the lower of cost or fair value. As of March 31, 2013 and December 31, 2012, we had $3.7 million and $7.8 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2013 and December 31, 2012, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-Performing Loans Held for Sale – We reclassify certain non-performing loans as held for sale when we decide to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of March 31, 2013 and December 31, 2012, we had $2.3 million and $484,000 of non-performing loans held for sale, respectively, which are measured on a nonrecurring basis with Level 2 inputs.

Stock Warrants – The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging—Contracts in Entity’s Own Stock” (“ASC 815- 40”), which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing modeling and was measured on a recurring basis with Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2013. As of March 31, 2013 and December 31, 2012, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(In Thousands)
As of March 31, 2013
ASSETS:
Debt Securities Available-for-Sale:
Mortgage-Backed Securities	$—	$149,394	$—	$149,394
Collateralized Mortgage Obligations	—	92,868	—	92,868
U.S. government Agency Securities	80,930	—	—	80,930
Municipal Bonds-Tax Exempt	—	11,937	774	12,711
Municipal Bonds-Taxable	—	46,156	—	46,156
Corporate Bonds	—	20,372	—	20,372
SBA Loan Pools Securities	—	13,918	—	13,918
Other Securities	—	3,030	—	3,030

Total Debt Securities Available-for-Sale	80,930	337,675	774	419,379

Equity Securities Available-for-Sale:
Financial Services Industry	524	—	—	524

Total Equity Securities Available-for-Sale	524	—	—	524

Total Securities Available-for-Sale	$81,454	$337,675	$774	$419,903

LIABILITIES:
Stock Warrants	$—	$—	$147	$147

December 31, 2012:
ASSETS:
Debt Securities Available-for-Sale:
Mortgage-Backed Securities	$—	$160,326	$—	$160,326
Collateralized Mortgage Obligations	—	100,487	—	100,487
U.S. Government Agency Securities	93,118	—	—	93,118
Municipal Bonds-Tax Exempt	—	12,033	779	12,812
Municipal Bonds-Taxable	—	46,142	—	46,142
Corporate Bonds	—	20,400	—	20,400
SBA Loan Pools Securities	—	14,026	—	14,026
Other Securities	—	3,357	—	3,357

Total Debt Securities Available-for-Sale	93,118	356,771	779	450,668

Equity Securities Available-for-Sale:
Financial Services Industry	392	—	—	392

Total Equity Securities Available-for-Sale	392	—	—	392

Total Securities Available-for-Sale	$93,510	$356,771	$779	$451,060

LIABILITIES:
Stock Warrants	$—	$—	$906	$906

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

	Beginning Balance as of January 1, 2013	Purchases Issuances and Settlement	Realized Gains or Losses In Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of March 31, 2013
	(In Thousands)
ASSETS:
Municipal Bonds-Tax Exempt (1)	$779	$—	$—	$(5)	$774
LIABILITIES:
Stock Warrants (2)	$906	$(708)	$(51)	$—	$147

(1)	Reflects a zero coupon tax credit municipal bond. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $698,000 with a remaining life of two years at March 31, 2013.
(2)	Reflects warrants for our common stock issued in connection with services Cappello Capital Corp. provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. See “Note 8 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2013 and December 31, 2012, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During The Three Months Ended March 31, 2013
	(In Thousands)
As of March 31, 2013
ASSETS:
Non-Performing Loans Held for Sale (1)	$—	$2,306	$—	$—
Impaired Loans (2)	—	25,326	544	572
Other Real Estate Owned (3)	—	900	—	7

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During The Twelve Months Ended December 31, 2012
	(In Thousands)
As of December 31, 2012:
ASSETS:
Non-Performing Loans Held for Sale (4)	$—	$484	$—	$3,747
Impaired Loans (5)	—	27,844	8,888	580
Other Real Estate Owned (6)	—	774	—	301

(1)	Includes commercial term loans of $1.8 million and SBA loans of $484,000
(2)	Includes real estate loans of $4.0 million, commercial and industrial loans of $21.0 million, and consumer loans of $900,000
(3)	Includes properties from the foreclosure of a residential property loan of $513,000 and a SBA loan of $387,000
(4)	Includes a SBA loan of $484,000
(5)	Includes real estate loans of $8.7 million, commercial and industrial loans of $27.0 million, and consumer loans of $1.0 million
(6)	Includes properties from the foreclosure of real estate loans of $774,000

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

The estimated fair values of financial instruments were as follows:

	March 31, 2013		December 31, 2012
	Carrying or		Carrying or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Financial Assets:
Cash and Cash Equivalents	$145,299	$145,299	$268,047	$268,047
Restricted Cash	—	—	5,350	5,350
Investment Securities Available-for-Sale	419,903	419,903	451,060	451,060
Loans Receivable, Net of Allowance for Loan Losses	2,061,156	2,057,301	1,986,051	1,981,669
Loans Held for Sale	6,043	6,043	8,306	8,306
Accrued Interest Receivable	7,526	7,526	7,581	7,581
Investment in Federal Home Loan Bank Stock	16,014	16,014	17,800	17,800
Investment in Federal Reserve Bank	12,222	12,222	12,222	12,222
Financial Liabilities:
Noninterest-Bearing Deposits	709,650	709,650	720,931	720,931
Interest-Bearing Deposits	1,623,362	1,628,360	1,675,032	1,680,211
Borrowings	54,318	54,374	85,341	85,414
Accrued Interest Payable	3,192	3,192	11,775	11,775
Off-Balance Sheet Items:
Commitments to Extend Credit	158,744	142	182,746	146
Standby Letters of Credit	10,493	25	10,588	24

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

Investment Securities – The fair value of investment securities, consisting of investment securities available-for-sale, is generally obtained from market bids for similar or identical securities, from independent securities brokers or dealers, or from other model-based valuation techniques described above (Level 1, 2 and 3).

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

Loans Held for Sale – Loans held for sale are carried at the lower of aggregate cost or fair market value, as determined based upon quotes, bids or sales contract prices, or as may be assessed based upon the fair value of the collateral which is obtained from recent real estate appraisals (Level 2). Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustment is typically significant and results in Level 3 classification of the inputs for determining fair value.

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

NOTE 8 — SHARE-BASED COMPENSATION

Share-Based Compensation Expense

For the three months ended March 31, 2013 and 2012, share-based compensation expense was $98,000 and $51,000, respectively, and the related tax benefits on non-qualified stock options were $12,000 and $4,000, respectively.

Unrecognized Share-Based Compensation Expense

As of March 31, 2013, unrecognized share-based compensation expense was as follows:

		Average Expected
	Unrecognized	Recognition
	Expense	Period
	(In Thousands)
Stock Option Awards	$849	2.7 years
Restricted Stock Awards	44	1.0 years

Total Unrecognized Share-Based Compensation Expense	$893	2.6 years

The table below provides stock option information for the three months ended March 31, 2013:

				Aggregate
		Weighted-	Weighted	Intrinsic
		Average	Average	Value of
		Exercise	Remaining	In-the-
	Number of	Price Per	Contractual	Money
	Shares	Share	Life	Options
	(Dollars in Thousands, Except Per Share Data)
Options Outstanding at Beginning of Period	342,950	$37.44	8.0 years	$359	(1)
Options Exercised	(1,679)	$12.54	9.7 years
Options Forfeited	(5,251)	$12.54	9.7 years
Options Expired	(700)	$120.96	1.7 years

Options Outstanding at End of Period	335,320	$37.78	7.7 years	$721	(2)

Options Exercisable at End of Period	163,632	$64.38	5.9 years	$364	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $13.59 as of December 31, 2012, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $16.00 as of March 28, 2013, over the exercise price, multiplied by the number of options.

There were 1,679 stock options exercised during the three months ended March 31, 2013 compared to none during the three months ended March 31, 2012.

Restricted Stock Awards

Restricted stock awards under the 2007 Plan generally become fully vested after three to five years of continued employment from the date of grant. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock awards when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock awards are treated as cancelled shares.

The table below provides information for restricted stock awards for the three months ended March 31, 2013:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Restricted Stock at Beginning of Period	10,500	$10.83
Restricted Stock Vested	(2,500)	$10.40

Restricted Stock at End of Period	8,000	$10.97

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2013			2012
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(Dollars in Thousands, Except Per Share Data)
Three Months Ended March 31:
Basic EPS	$10,110	31,538,980	$0.32	$7,341	31,470,520	$0.23
Effect of Dilutive Securities - Options, Warrants and Unvested Restricted Stock	—	87,687	—	—	19,049	—

Diluted EPS	$10,110	31,626,667	$0.32	$7,341	31,489,569	$0.23

For the three months ended March 31, 2013 and 2012, there were 76,625 and 373,650 options, warrants and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

NOTE 10 — OFF-BALANCE SHEET COMMITMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk similar to the risk involved with on-balance sheet items recognized in the Consolidated Balance Sheets.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31,	December 31,
	2013	2012
	(In Thousands)
Commitments to Extend Credit	$158,744	$182,746
Standby Letters of Credit	10,493	10,588
Commercial Letters of Credit	4,817	6,092
Unused Credit Card Lines	13,647	13,459

Total Undisbursed Loan Commitments	$187,701	$212,885

NOTE 11 — LIQUIDITY

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through March 31, 2014. Hanmi Financial redeemed $30.9 million of trust preferred securities (“TPS”) on March 15, 2013, and fully paid off the remaining $51.5 million of TPS by the end of April 2013.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2013, the Bank had no brokered deposits, and had FHLB advances of $2.8 million compared to $2.9 million as of December 31, 2012.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of March 31, 2013, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $367.4 million and $364.5 million, respectively, compared to $275.1 million and $272.2 million, respectively, as of December 31, 2012. The Bank’s FHLB borrowings as of March 31, 2013 and December 31, 2012 totaled $2.8 million and $2.9 million, respectively, which represented 0.10 percent of total assets as of both dates.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $104.4 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $147.4 million, and had no borrowings as of March 31, 2013. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for reverse repurchase agreements up to a maximum of $100.0 million.

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

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME

Activity in accumulated other comprehensive income (loss) for the three months periods ended March 31, 2013 and 2012 was as follows:

	Unrealized Gains	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on	and Losses on
	Available-for-Sale	Interest Rate	Interest-Only	Tax (Expense)
	Securities	Swap	Strip	Benefit	Total
	(In Thousands)
For the Three Months Ended March 31, 2013
Balance at Beginning of Period	$7,348	$—	$16	$(1,946)	$5,418
Other Comprehensive Income before Reclassification	(568)	—	3	251	(314)
Reclassification from Accumulated Other Comprehensive Income	(9)	—	—	—	(9)

Period Change	(577)	—	3	251	(323)

Balance at End of Period	$6,771	$—	$19	$(1,695)	$5,095

For the Three Months Ended March 31, 2012
Balance at Beginning of Period	$4,115	$(9)	$20	$(602)	$3,524
Other Comprehensive Income before Reclassification	675	1	2	—	678
Reclassification from Accumulated Other Comprehensive Income	(1)	—	—	—	(1)

Period Change	674	1	2	—	677

Balance at End of Period	$4,789	$(8)	$22	$(602)	$4,201

For the three months ended March 31, 2013, there was a $9,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption of the available-for-sale securities. The $9,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $34,000 in accumulated other comprehensive income. For the three months ended March 31, 2012, there was a $1,000 reclassification from accumulated other comprehensive income to gain in earnings, which resulted from the redemption of an available-for-sale security. The $1,000 reclassification adjustment out of accumulated other comprehensive income was included in gain on sale of investment securities under non-interest income. The securitiy was previously recorded as an unrealized gain of $4,000 in accumulated other comprehensive income.

NOTE 14 — SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2013. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (this “Report”).

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

For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk Management” and “Capital Resources and Liquidity” in our 2012 Annual Report on Form 10-K, as well as other factors we identify from time to time in our periodic reports, including our Quarterly Reports on Form 10-Q, filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date, on which such statements were made, except as required by law.

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2012 Annual Report on Form 10-K. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2012 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for the periods indicated.

	As of and For the
	Three Months Ended
	March 31,
	2013	2012
	(In Thousands, Except Per Share Data)
AVERAGE BALANCES:
Average Gross Loans, Net (1)	$2,073,514	$1,985,071
Average Investment Securities	443,073	426,384
Average Interest-Earning Assets	2,693,424	2,676,643
Average Total Assets	2,829,927	2,742,006
Average Deposits	2,348,799	2,337,302
Average Borrowings	79,110	85,665
Average Interest-Bearing Liabilities	1,727,272	1,777,208
Average Stockholders’ Equity	383,003	289,132
PER SHARE DATA:
Earnings Per Share—Basic	$0.32	$0.23
Earnings Per Share—Diluted	$0.32	$0.23
Common Shares Outstanding	31,588,767	31,489,201
Book Value Per Share (2)	$12.32	$9.33
PERFORMANCE RATIOS:
Return on Average Assets (3) (4)	1.45%	1.08%
Return on Average Stockholders’ Equity (3) (5)	10.71%	10.21%
Efficiency Ratio (6)	56.44%	66.56%
Net Interest Spread (7)	3.54%	3.26%
Net Interest Margin (8)	3.86%	3.69%
Average Stockholder’s Equity to Average Total Assets	13.53%	10.54%
SELECTED CAPITAL RATIOS: (9)
Total Risk-Based Capital Ratio:
Hanmi Financial	19.45%	18.74%
Hanmi Bank	18.69%	17.74%
Tier 1 Risk-Based Capital Ratio:
Hanmi Financial	18.17%	17.46%
Hanmi Bank	17.42%	16.45%
Tier 1 Leverage Ratio:
Hanmi Financial	14.68%	13.44%
Hanmi Bank	14.07%	12.67%
ASSET QUALITY RATIOS:
Non-Performing Loans to Gross Loans (10)	1.55%	2.54%
Non-Performing Assets to Total Assets (11)	1.21%	1.86%
Net Loan Charge-Offs to Average Gross Loans (12)	0.45%	2.27%
Allowance for Loan Losses to Gross Loans	2.88%	4.10%
Allowance for Loan Losses to Total Non-Performing Loans	186.03%	161.41%

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	As of March 31,
	2013	2012
	(In Thousands)
HANMI FINANCIAL CORPORATION
Total Assets	$2,792,423	$2,771,471
Less Other Intangible Assets	(1,294)	(1,462)

Tangible Assets	$2,791,129	$2,770,009

Total Stockholders’ Equity	$389,105	$293,718
Less Other Intangible Assets	(1,294)	(1,462)

Tangible Stockholders’ Equity	$387,811	$292,256

Total Stockholders’ Equity to Total Assets Ratio	13.93%	10.60%
Tangible Common Equity to Tangible Assets Ratio	13.89%	10.55%
Common Shares Outstanding	31,588,767	31,489,201
Tangible Common Equity Per Common Share	$12.28	$9.28

	As of March 31,
	2013	2012
	(In Thousands)
HANMI BANK
Total Assets	$2,786,691	$2,766,780
Less Other Intangible Assets	—	(3)

Tangible Assets	$2,786,691	$2,766,777

Total Stockholders’ Equity	$420,755	$351,677
Less Other Intangible Assets	—	(3)

Tangible Stockholders’ Equity	$420,755	$351,674

Total Stockholders’ Equity to Total Assets Ratio	15.10%	12.71%
Tangible Common Equity to Tangible Assets Ratio	15.10%	12.71%

EXECUTIVE OVERVIEW

For the first quarter ended March 31, 2013, we recognized consolidated net income of $10.1 million, or $0.32 per diluted share, compared to consolidated net income of $7.3 million, or $0.23 per diluted share, for the first quarter ended March 31, 2012.

•

Net interest margin was 3.86% in the first quarter of 2013, compared to 3.69% in the first quarter of 2012. Yields on earning assets fell 13 basis points, while cost of deposits continued to improve by 30 basis points.

•	New loan production in the first quarter of 2013 totaled $178.6 million.

•

Asset quality improved during the first quarter of 2013, with lower levels of non-performing assets, which were 1.21% of total assets, and with continuing improvements in net charge-offs, which totaled $2.3 million, or 0.45% of average gross loans.

•

Operating efficiency improved to 56.44% during the first quarter of 2013, down from 57.66% during the fourth quarter of 2012, and 66.56% during the first quarter of 2012, reflecting higher revenues and lower overall operating costs.

•	The redemption of $30.9 million of TPS was completed on March 15, 2013 and the remaining $51.5 million of TPS was fully paid by the end of April 2013.

Outlook for fiscal 2013

With strong asset quality and the lifting of bank regulatory enforcement requirements, we believe that we are well positioned to take on the following strategic goals in 2013.

First, our primary focus is to strengthen our operating efficiency through strategic cost management and active cross-selling, while deploying our surplus cash through quality loan production. This will be our platform for organic growth and profitability in this new banking era.

Second, we want to increase our marketing and sales competitiveness by retaining, attracting and rewarding talented employees, with a strong focus on relationship-based banking, further enabling us to offer value-added services and products to our customers.

Third, given that our market will continue to evolve and be highly competitive, we want to patiently explore various strategic options to select the right direction that will create the highest stockholders’ value.

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

	Three Months Ended
	March 31, 2013			March 31, 2012
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(In Thousands)
ASSETS
Interest-Earning Assets:
Gross Loans, Net of Deferred Loan Fees (1)	$2,073,514	$26,799	5.24%	$1,985,071	$27,542	5.58%
Municipal Securities—Taxable	46,111	454	3.94%	44,888	446	3.97%
Municipal Securities—Tax Exempt (2)	12,803	146	4.57%	13,283	157	4.73%
Obligations of Other U.S. Government Agencies	88,982	422	1.90%	73,446	325	1.77%
Other Debt Securities	295,177	1,240	1.68%	294,767	1,327	1.80%
Equity Securities	30,336	291	3.84%	31,255	157	2.01%
Federal Funds Sold	5,963	6	0.41%	1,852	2	0.43%
Term Federal Funds Sold	—	—	0.00%	126,484	325	1.03%
Interest-Bearing Deposits in Other Banks	140,538	88	0.25%	105,597	68	0.26%

Total Interest-Earning Assets	2,693,424	29,446	4.43%	2,676,643	30,349	4.56%

Noninterest-Earning Assets:
Cash and Cash Equivalents	66,166			69,152
Allowance for Loan Losses	(62,639)			(88,024)
Other Assets	132,976			84,235

Total Noninterest-Earning Assets	136,503			65,363

TOTAL ASSETS	$2,829,927			$2,742,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Deposits:
Savings	$114,182	$458	1.63%	$105,676	$583	2.22%
Money Market Checking and NOW Accounts	567,977	720	0.51%	465,664	676	0.58%
Time Deposits of $100,000 or More	595,205	1,175	0.80%	782,562	2,748	1.41%
Other Time Deposits	370,798	806	0.88%	337,641	912	1.09%
FHLB Advances	2,890	38	5.33%	3,259	43	5.31%
Junior Subordinated Debentures	76,220	594	3.16%	82,406	799	3.90%

Total Interest-Bearing Liabilities	1,727,272	3,791	0.89%	1,777,208	5,761	1.30%

Noninterest-Bearing Liabilities:
Demand Deposits	700,637			645,759
Other Liabilities	19,015			29,907

Total Noninterest-Bearing Liabilities	719,652			675,666

Total Liabilities	2,446,924			2,452,874
Stockholders’ Equity	383,003			289,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,829,927			$2,742,006

NET INTEREST INCOME		$25,655			$24,588

COST OF DEPOSITS			0.55%			0.85%

NET INTEREST SPREAD (3)			3.54%			3.26%

NET INTEREST MARGIN (4)			3.86%			3.69%

(1)	Loans are net of deferred fees and related direct costs, but excluding the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $661,000 and $307,000 for the three months ended March 31, 2013 and 2012, respectively.
(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2013 vs.
	Three Months Ended March 31, 2012
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(In Thousands)
Interest and Dividend Income:
Gross Loans, Net of Deferred Loan Fees	$1,087	$(1,830)	$(743)
Municipal Securities—Taxable	12	(4)	8
Municipal Securities—Tax Exempt	(6)	(5)	(11)
Obligations of Other U.S. Government Agencies	73	24	97
Other Debt Securities	2	(89)	(87)
Equity Securities	(5)	139	134
Federal Funds Sold	4	(0)	4
Term Federal Funds Sold	(163)	(162)	(325)
Interest-Bearing Deposits in Other Banks	21	(1)	20

Total Interest and Dividend Income	$1,025	$(1,928)	$(903)

Interest Expense:
Savings	$43	$(168)	$(125)
Money Market Checking and NOW Accounts	132	(88)	44
Time Deposits of $100,000 or More	(561)	(1,012)	(1,573)
Other Time Deposits	80	(186)	(106)
FHLB Advances	(5)	0	(5)
Junior Subordinated Debentures	(58)	(147)	(205)

Total Interest Expense	$(369)	$(1,601)	$(1,970)

Change in Net Interest Income	$1,394	$(327)	$1,067

For the three months ended March 31, 2013 and 2012, net interest income before credit losses on a tax-equivalent basis was $25.7 million and $24.6 million, respectively. Interest income decreased 3.0 percent to $29.4 million for the three months ended March 31, 2013 from $30.3 million for the same period in 2012. Interest expense decreased $2.0 million, or 34.2 percent, to $3.8 million for the three months ended March 31, 2013 compared to $5.8 million for the same period in 2012. The increase in net interest income was primarily attributable to lower deposit costs resulting from the replacement of high-cost time deposits with low-cost deposit products. The net interest spread and net interest margin for the three months ended March 31, 2013 were 3.54 percent and 3.86 percent, respectively, compared to 3.26 percent and 3.69 percent, respectively, for the three months ended March 31, 2012.

Average gross loans increased by $88.4 million, or 4.5 percent, to $2.07 billion for the three months ended March 31, 2013 from $1.99 billion for the same period in 2012. Average investment securities increased by $16.7 million, or 3.9 percent, to $443.1 million for the three months ended March 31, 2013 from $426.4 million for the same period in 2012. Average interest-earning assets increased by $16.8 million, or 0.6 percent, to $2.69 billion for the three months ended March 31, 2013 from $2.68 billion for the same period in 2012. The increase in average interest-earning assets was mainly due to an increase in new loan production. The average balance of our interest bearing liabilities decreased $49.9 million to $1.73 billion for the three months ended March 31, 2013, compared to $1.78 billion for the same period in 2012. The decrease is attributable to the Company’s strategy of lowering overall cost of funds by allowing higher cost deposits to run off (i.e., not renew) when they mature. Total cost of interest bearing liabilities decreased to 0.89 percent for the three months ended March 31, 2013 from 1.30 percent for the same period in 2012. The decline in cost of funds resulted from an improved deposits mix and reduced interest rates on deposits during the first three months of 2013, and the reduction of higher cost time and money market deposits in 2012.

The average yield on interest-earning assets decreased by 13 basis points to 4.43 percent for the three months ended March 31, 2013, from 4.56 percent for the same period in 2012, due primarily to lower yields on loans and interest-earning cash. Yield on average total investment securities and other earning assets increased to 1.71 percent for the three months ended March 31, 2013 from 1.62 percent for the same period in 2012. The increase was due mainly to the increase in dividends from Federal Home Loan Bank stock. The average yield on loans decreased to 5.24 percent for the three months ended March 31, 2013 from 5.58 percent for the same period in 2012. The decrease in loan yields was attributable to new loans originated at lower yields due to low loan rates and high competition in the market. The average cost on interest-bearing liabilities decreased by 41 basis points to 0.89 percent for the three months ended March 31, 2013 from 1.30 percent for the same period in 2012. This decrease was due primarily to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits. There were no brokered deposits for the three months ended March 31, 2013 and 2012.

Provision for Credit Losses

For the three months ended March 31, 2013 and 2012, the provisions for credit losses were zero and $2.0 million, respectively. Net charge-offs decreased by $9.0 million, or 79.5 percent, to $2.3 million for the three months ended March 31, 2013 from $11.3 million for the same period in 2012. Non-performing loans decreased to $32.9 million at March 31, 2013 from $50.2 million at March 31, 2012, representing 1.55 percent and 2.54 percent of gross loans, respectively. See “—Financial Condition—Non-Performing Assets” and “—Financial Condition—Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In Thousands)
Service Charges on Deposit Accounts	$3,048	$3,168	$(120)	-3.79%
Insurance Commissions	1,213	1,236	(23)	-1.86%
Remittance Fees	497	454	43	9.47%
Trade Finance Fees	277	292	(15)	-5.14%
Other Service Charges and Fees	398	364	34	9.34%
Bank-Owned Life Insurance Income	230	399	(169)	-42.36%
Gain on Sales of SBA Loans Guaranteed Portion	2,692	—	2,692	0.00%
Net Loss on Sales of Other Loans	(97)	(2,393)	2,296	-95.95%
Net Gain on Sales of Investment Securities	9	1	8	800.00%
Other Operating Income	90	112	(22)	-19.64%

Total Non-Interest Income	$8,357	$3,633	$4,724	130.03%

Non-interest income increased to $8.4 million for the three months ended March 31, 2013, compared to $3.6 million for the same period in 2012. Non-interest income as a percentage of average assets was 1.18 percent for the three months ended March 31, 2013, up from 0.53 percent of average assets for the same period in 2012.

One of our largest sources of non-interest income for the three months ended March 31, 2013 was a net gain from selling the guaranteed portions of SBA loans, which totaled $2.7 million, or 32.2 percent of total non-interest income, compared to none for the same period in 2012. The Company sold $27.2 million of the guaranteed portions of SBA loans during the three months ended March 31, 2013 realizing a gain of $2.7 million.

Net loss on sales of other loans, which includes the valuation adjustment to loans held for sale, decreased to $97,000 for the three months ended March 31, 2013 from $2.4 million for the same period in 2012. The sale of other loans decreased significantly to $1.6 million for the three months ended March 31, 2013 from $28.7 million for the three months ended March 31, 2012. The decrease in net loss on sales of other loans was a direct result of our management’s effort to reduce problem and non-performing assets.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In Thousands)
Salaries and Employee Benefits	$9,351	$9,110	$241	2.65%
Occupancy and Equipment	2,556	2,595	(39)	-1.50%
Deposit Insurance Premiums and Regulatory Assessments	234	1,401	(1,167)	-83.30%
Data Processing	1,170	1,253	(83)	-6.62%
Other Real Estate Owned Expense	32	(44)	76	-172.73%
Professional Fees	2,156	749	1,407	187.85%
Directors and Officers Liability Insurance	220	297	(77)	-25.93%
Supplies and Communications	495	558	(63)	-11.29%
Advertising and Promotion	672	601	71	11.81%
Loan-Related Expense	146	200	(54)	-27.00%
Amortization of Other Intangible Assets	41	71	(30)	-42.25%
Other Operating Expenses	2,094	1,955	139	7.11%

Total Non-Interest Expense	$19,167	$18,746	$421	2.25%

Non-interest expense increased to $19.2 million for the three months ended March 31, 2013, compared to $18.7 million for the same period in 2012. Non-interest expense as a percentage of average assets was 2.71 percent for the three months ended March 31, 2013, down from 2.73 percent of average assets for the same period in 2012.

Salaries and employee benefits increased by $241,000, or 2.7 percent, to $9.4 million for the three months ended March 31, 2013, compared to $9.1 million for the same period in 2012, due mainly to increased bonus provisions and incentive rewards.

Professional fees increased by $1.4 million, or 187.9 percent, to $2.2 million for the three months ended March 31, 2013, compared to $749,000 for the same period in 2012, due mainly to costs associated with the strategic options considered in the beginning of the year as well as legal fees incurred in defending lawsuits in the ordinary course of business.

Reflecting improvement in risk rating after the termination of the bank regulatory enforcement actions, deposit insurance premiums and regulatory assessments decreased by $1.2 million, or 83.3 percent, to $234,000 for the three months ended March 31, 2013 compared to $1.4 million for the same period in 2012.

Provision for Income Taxes

For the three months ended March 31, 2013, income tax expenses of $4.7 million were recognized on pre-tax income of $14.8 million, representing an effective tax rate of 31.7 percent, compared to income tax expenses of $79,000 on pre-tax income of $7.4 million, representing an effective tax rate of 1.07 percent, for the same period in 2012.

FINANCIAL CONDITION

Investment Portfolio

Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held-to-maturity.” All other securities are classified as “available-for-sale.” There were no trading securities or held-to-maturity securities as of March 31, 2013 and December 31, 2012. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of March 31, 2013, the investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations. Investment securities available-for-sale were 100.00 percent of the investment portfolio as of March 31, 2013 and December 31, 2012. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2013 and December 31, 2012.

As of March 31, 2013, securities available-for-sale were $419.9 million, or 15.0 percent of assets, compared to $451.1 million, or 15.6 percent of assets, as of December 31, 2012. For the three months ended March 31, 2013, our securities available-for-sale decreased by $31.2 million, or 6.9 percent, from $451.1 million as of December 31, 2012, in the form of sales, calls, prepayments and scheduled amortization.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	March 31, 2013			December 31, 2012
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In Thousands)
Securities Available-for-Sale:
Mortgage-Backed Securities (1)	$146,889	$149,394	$2,505	$157,185	$160,326	$3,141
Collateralized Mortgage Obligations (1)	90,972	92,868	1,896	98,821	100,487	1,666
U.S. Government Agency Securities	80,991	80,930	(61)	92,990	93,118	128
Municipal Bonds-Tax Exempt	12,185	12,711	526	12,209	12,812	603
Municipal Bonds-Taxable	44,159	46,156	1,997	44,248	46,142	1,894
Corporate Bonds	20,473	20,372	(101)	20,470	20,400	(70)
SBA Loan Pool Securities	14,084	13,918	(166)	14,104	14,026	(78)
Other Securities	3,025	3,030	5	3,331	3,357	26
Equity Securities	354	524	170	354	392	38

Total Securities Available-for-Sale:	$413,132	$419,903	$6,771	$443,712	$451,060	$7,348

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of investment securities as of March 31, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In Thousands)
Within One Year	$—	$—
Over One Year Through Five Years	28,245	28,281
Over Five Years Through Ten Years	101,508	102,738
Over Ten Years	45,164	46,098
Mortgage-Backed Securities	146,889	149,394
Collateralized Mortgage Obligations	90,972	92,868
Equity Securities	354	524

Total	$413,132	$419,903

In accordance with FASB ASC 320, “Investments – Debt and Equity Securities,” which amended current other-than-temporary impairment (“OTTI”) guidance, we periodically evaluate our investments for OTTI. There was no OTTI charged during the first quarter of 2013.

We perform periodic reviews for impairment in accordance with FASB ASC 320. Gross unrealized losses on investment securities available-for-sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2013 and December 31, 2012:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
Investment Securities Available-for-Sale	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In Thousands, Except Number of Securities)
March 31, 2013:
Mortgage-Backed Securities	$503	$35,523	12	$—	$—	—	$503	$35,523	12
Collateralized Mortgage Obligations	185	18,076	7	—	—	—	185	18,076	7
U.S. Government Agency Securities	177	35,799	12	—	—	—	177	35,799	12
Municipal Bonds-Taxable	124	4,577	4	3	464	1	127	5,041	5
Corporate Bonds	116	4,871	1	185	10,801	3	301	15,672	4
SBA Loan Pool Securities	166	13,918	4	—	—	—	166	13,918	4
Other Securities	1	25	2	52	947	1	53	972	3

Total	$1,272	$112,789	42	$240	$12,212	5	$1,512	$125,001	47

December 31, 2012:
Mortgage-Backed Securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
Collateralized Mortgage Obligations	109	14,344	5	—	—	—	109	14,344	5
U.S. Government Agency Securities	94	26,894	9	—	—	—	94	26,894	9
Municipal Bonds-Taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate Bonds	—	—	—	246	10,738	3	246	10,738	3
SBA Loan Pool Securities	82	11,004	3	—	—	—	82	11,004	3
Other Securities	1	12	1	46	953	1	47	965	2
Equity Securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2013 and December 31, 2012 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost bases. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2013 and December 31, 2012 were not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2013 and December 31, 2012 were warranted.

Investment securities available-for-sale with carrying values of $16.5 million and $18.2 million as of March 31, 2013 and December 31, 2012, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

The following table shows the loan composition by type, excluding loans held for sale, as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percentage
	(In Thousands)
Real Estate Loans:
Commercial Property	$831,019	$787,094	$43,925	5.6%
Residential Property	94,735	101,778	(7,043)	-6.9%

Total Real Estate Loans	925,754	888,872	36,882	4.1%
Commercial and Industrial Loans:
Commercial Term	921,009	884,364	36,645	4.1%
Commercial Lines of Credit	49,608	56,121	(6,513)	-11.6%
SBA Loans	158,687	148,306	10,381	7.0%
International Loans	31,448	34,221	(2,773)	-8.1%

Total Commercial and Industrial Loans	1,160,752	1,123,012	37,740	3.4%
Consumer Loans (1)	35,180	36,676	(1,496)	-4.1%

Total Gross Loans	2,121,686	2,048,560	73,126	3.6%
Allowance for Loans Losses	(61,191)	(63,305)	2,114	-3.3%
Deferred Loan Fees	661	796	(135)	-17.0%

Loans Receivable, Net	$2,061,156	$1,986,051	$75,105	3.8%

(1)	Consumer loans include home equity line of credit.

As of March 31, 2013 and December 31, 2012, loans receivable (excluding loans held for sale), net of deferred loan costs and allowance for loan losses, totaled $2.06 billion and $1.99 billion, respectively, representing an increase of $75.1 million, or 3.8 percent. Gross loans increased by $73.1 million, or 3.6 percent, to $2.12 billion as of March 31, 2013, from $2.05 billion as of December 31, 2012. The increase was attributable to increases in commercial real estate loans by 5.6 percent, commercial term loans by 4.1 percent, and SBA loans by 7.0 percent from the year ended December 31, 2012. The increase was partially offset by declines in residential property loans by 6.9 percent and commercial lines of credit by 11.6 percent.

During the three months ended March 31, 2013, total loan disbursement consisted of $138.0 million in commercial real estate loans and $40.3 million in commercial and industrial loans. During the three months ended March 31, 2013, we experienced decreases in loans from $26.5 million of transfers to loans held for sale, $3.0 million of gross charge-offs, $75.5 million of pay-offs and other net amortizations.

As of March 31, 2013, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of gross loans outstanding:

	Balance as of	Percentage of
Industry	March 31, 2013	Gross Loans Outstanding
	(In Thousands)
Lessor of Non-Residential Buildings	$492,876	23.23%
Accommodation/Hospitality	$363,613	17.14%
Gasoline Stations	$288,919	13.62%

There was no other concentration of loans to any one type of industry exceeding ten percent of gross loans outstanding.

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

Except for non-performing loans set forth below, management is not aware of any loans as of March 31, 2013 and December 31, 2012 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percentage
	(In Thousands)
Non-Performing Loans:
Real Estate Loans:
Commercial Property
Retail	$950	$1,079	(129)	-12.0%
Land	1,687	2,097	(410)	-19.6%
Residential Property	1,638	1,270	368	29.0%
Commercial and Industrial Loans:
Commercial Term
Unsecured	7,253	8,311	(1,058)	-12.7%
Secured By Real Estate	6,353	8,679	(2,326)	-26.8%
Commercial Lines of Credit	1,505	1,521	(16)	-1.1%
SBA Loans	11,852	12,563	(711)	-5.7%
Consumer Loans	1,655	1,759	(104)	-5.9%

Total Non-Accrual Loans	32,893	37,279	(4,386)	-11.8%
Loans 90 Days or More Past Due and Still Accruing (as to Principal of Interest)	—	—	—	0.0%

Total Non-Performing Loans (1) (2)	32,893	37,279	(4,386)	-11.8%
Other Real Estate Owned	900	774	126	16.3%

Total Non-Performing Assets	$33,793	$38,053	$(4,260)	-11.2%

Non-Performing Loans as a Percentage of Total Gross Loans	1.55%	1.82%
Non-Performing Assets as a Percentage of Total Assets	1.21%	1.32%
Total Debt Restructured Performing Loans	$14,684	$16,980

(1)	Includes troubled debt restructured non-performing loans of $17.0 million and $18.8 million as of March 31, 2013 and December 31, 2012, respectively
(2)	Excludes loans held for sale.

Non-accrual loans totaled $32.9 million as of March 31, 2013, compared to $37.3 million as of December 31, 2012, representing an 11.8 percent decrease. Delinquent loans (defined as 30 days or more past due) were $18.4 million as of March 31, 2013, compared to $16.5 million as of December 31, 2012, representing an 11.7 percent increase. As of March 31, 2013, delinquent loans of $11.9 million were included in non-performing loans. The $14.1 million of delinquent loans as of December 31, 2012 was included in non-performing loans. During the three months ended March 31, 2013, loans totaling $4.3 million were placed on non-accrual status. The additions to non-accrual loans were offset by $3.4 million transferred to loans held for sale, $3.0 million in charge-offs, $1.6 million in principal paydowns and payoffs, and $611,000 in SBA guaranteed portions received.

The ratio of non-performing loans to gross loans also decreased to 1.55 percent at March 31, 2013 from 1.82 percent at December 31, 2012. During the same period, our allowance for loan losses decreased by $2.1 million, or 3.3 percent, to $61.2 million from $63.3 million. Of the $32.9 million non-performing loans, approximately $28.0 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $3.8 million as of March 31, 2013. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of March 31, 2013, other real estate owned consisted of two properties with a combined carrying value of $1.0 million and a valuation adjustment of $126,000. For the three months ended March 31, 2013, one property was transferred from loans receivable to other real estate owned at fair value less selling costs of $513,000. As of December 31, 2012, there were properties located in Illinois and Virginia with a combined carrying value of $774,000 and no valuation adjustment.

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
	(In Thousands)
March 31, 2013
Real Estate Loans:
Commercial Property
Retail	$2,785	$2,838	$1,835	$950	$42	$2,796	$26
Land	1,687	1,937	1,687	—	—	1,712	40
Other	526	526	—	526	53	527	4
Construction	—	—	—	—	—	—	—
Residential Property	3,049	3,104	3,049	—	—	3,059	27
Commercial and Industrial Loans:
Commercial Term
Unsecured	13,064	14,006	4,206	8,858	3,328	13,254	186
Secured By Real Estate	17,449	18,592	15,575	1,874	425	17,513	313
Commercial Lines of Credit	1,505	1,702	1,505	—	—	1,512	15
SBA Loans	6,517	10,101	4,766	1,750	578	6,473	273
International Loans	1,430	1,430	859	572	57	1,498	—
Consumer Loans	1,639	1,710	391	1,248	401	1,643	12

Total Gross Loans	$49,651	$55,946	$33,873	$15,778	$4,884	$49,987	$896

December 31, 2012
Real Estate Loans:
Commercial Property
Retail	$2,930	$3,024	$2,930	$—	$—	$2,357	$136
Land	2,097	2,307	2,097	—	—	2,140	179
Other	527	527	—	527	67	835	43
Construction	—	—	—	—	—	6,012	207
Residential Property	3,265	3,308	1,866	1,399	94	3,268	164
Commercial and Industrial Loans:
Commercial Term
Unsecured	14,532	15,515	6,826	7,706	2,144	14,160	821
Secured By Real Estate	22,050	23,221	9,520	12,530	2,319	21,894	1,723
Commercial Lines of Credit	1,521	1,704	848	673	230	1,688	64
SBA Loans	6,170	10,244	4,294	1,876	762	7,173	1,131
International Loans	—	—	—	—	—	—	—
Consumer Loans	1,652	1,711	449	1,203	615	1,205	73

Total Gross Loans	$54,744	$61,561	$28,830	$25,914	$6,231	$60,732	$4,541

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended,
	March 31,	March 31,
	2013	2012
	(In Thousands)
Interest Income That Would Have Been Recognized Had Impaired Loans
Performed in Accordance With Their Original Terms	$1,068	$1,428
Less: Interest Income Recognized on Impaired Loans	(896)	(1,106)

Interest Foregone on Impaired Loans	$172	$322

For the three months ended March 31, 2013, we restructured monthly payments for 4 loans, with a net carrying value of $1.6 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less. As of March 31, 2013, troubled debt restructurings on accrual status totaled $14.7 million, all of which were temporary interest rate and payment reductions and extensions of maturity, and a $928,000 reserve relating to these loans is included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of March 31, 2013, troubled debt restructuring on non-accrual status totaled $17.0 million, and a $2.8 million reserve relating to these loans is included in the allowance for loan losses.

As of December 31, 2012, troubled debt restructurings on accrual status totaled $17.0 million, all of which were temporary interest rate and payment reductions, and a $1.5 million reserve relating to these loans is included in the allowance for loan losses. As of December 31, 2012, troubled debt restructuring on non-accrual status totaled $18.8 million, and a $2.1 million reserve relating to these loans is included in the allowance for loan losses.

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

The following table reflects our allocation of allowance for loan and lease losses by loan category as well as the loans receivable for each loan type:

	March 31, 2013		December 31, 2012
	Allowance	Loans	Allowance	Loans
	Amount	Receivable	Amount	Receivable
	(In Thousands)
Real Estate Loans:
Commercial Property	$16,996	$831,019	$17,109	$787,094
Residential Property	836	94,735	1,071	101,778

Total Real Estate Loans	17,832	925,754	18,180	888,872

Commercial and Industrial Loans	39,560	1,160,752	41,928	1,123,012
Consumer Loans	1,795	35,180	2,280	36,676
Unallocated	2,004	—	917	—

Total	$61,191	$2,121,686	$63,305	$2,048,560

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the
	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
	(In Thousands)
Allowance for Loan Losses:
Balance at Beginning of Period	$63,305	$66,107	$89,936
Actual Charge-Offs	(3,024)	(3,966)	(12,321)
Recoveries on Loans Previously Charged Off	714	757	1,037

Net Loan Charge-Offs	(2,310)	(3,209)	(11,284)
Provision Charged to Operating Expense	196	407	2,400

Balance at End of Period	$61,191	$63,305	$81,052

Allowance for Off-Balance Sheet Items:
Balance at Beginning of Period	$1,824	$2,231	$2,981
Provision Charged to Operating Expense	(196)	(407)	(400)

Balance at End of Period	$1,628	$1,824	$2,581

Ratios:
Net Loan Charge-Offs to Average Gross Loans (1)	0.45%	0.63%	2.27%
Net Loan Charge-Offs to Gross Loans (1)	0.44%	0.63%	2.28%
Allowance for Loan Losses to Average Gross Loans	2.95%	3.12%	4.08%
Allowance for Loan Losses to Gross Loans	2.88%	3.09%	4.10%
Net Loan Charge-Offs to Allowance for Loan Losses (1)	15.10%	20.28%	55.69%
Net Loan Charge-Offs to Provision Charged to Operating Expenses	1178.57%	788.45%	470.17%
Allowance for Loan Losses to Non-Performing Loans	186.03%	169.81%	161.41%
Balance:
Average Gross Loans During Period	$2,073,514	$2,026,122	$1,985,071
Gross Loans at End of Period	$2,121,686	$2,048,560	$1,976,978
Non-Performing Loans at End of Period	$32,893	$37,279	$50,214

(1)	Net loan charge-offs are annualized to calculate the ratios.

The allowance for loan losses decreased by $2.1 million, or 3.3 percent, to $61.2 million as of March 31, 2013, compared to $63.3 million as of December 31, 2012. The allowance for loan losses as a percentage of gross loans decreased to 2.88 percent as of March 31, 2013 from 3.09 percent as of December 31, 2012. The provision for credit losses decreased by $2.0 million to $0 for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2012. The $196,000 provision for credit losses was offset by the reversal in provision for off-balance items, resulting in a zero provision for credit losses for the three months ended March 31, 2013. The $2.4 million provision for credit losses was offset by the $400,000 reversal in provision for off-balance items, resulting in a $2.0 million provision for credit losses for the three months ended March 31, 2012.

The decrease in the allowance for loan losses as of March 31, 2013 was due primarily to decreases in historical loss rates, and classified assets. Due to these factors, general reserves decreased by $4.5 million, or 15.47 percent, to $24.6 million as of March 31, 2013 as compared to $29.1 million at December 31, 2012. However, total qualitative reserves increased by $2.7 million, or 9.9 percent, to $29.7 million as of March 31, 2013, as compared to $27.0 million as of December 31, 2012, due mainly to an additional qualitative factor related to continued uncertainty in economic conditions.

Total impaired loans, excluding loans held for sale, decreased by $5.1 million, or 9.3 percent, to $49.7 million as of March 31, 2013 as compared to $54.7 million at December 31, 2012. Accordingly, specific reserve allocations associated with impaired loans decreased by $1.3 million, or 21.6 percent, to $4.9 million as of March 31, 2013 as compared to $6.2 million as of December 31, 2012.

The following table presents a summary of net charge-offs by the loan portfolio.

	March 31,	March 31,
	2013	2012
	(In Thousands)
Charge-offs:
Real Estate Loans	$213	$2,842
Commercial Term	2,451	8,853
Commercial Lines of Credit	—	1
SBA Loans	196	261
Consumer Loans	164	364

Total Charge-offs	3,024	12,321
Recoveries:
Real Estate Loans	8	—
Commercial Term	386	928
Commercial Lines of Credit	35	11
SBA Loans	234	72
International Loans	2	2
Consumer Loans	49	24

Total Recoveries	714	1,037

Net Charge-offs	$2,310	$11,284

For the three months ended March 31, 2013, total charge-offs were $3.0 million, a decrease of $9.3 million, or 75.5 percent, from $12.3 million for the three months ended March 31, 2012. The decreases in the three months ended March 31, 2013 from the three months ended March 31, 2012 were mainly due to decreases in charge-offs of commercial term loans by $6.4 million and real estate loans by $2.6 million.

The Bank recorded, in other liabilities, an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $1.6 million and $1.8 million as of March 31, 2013 and December 31, 2012, respectively. The decrease was primarily due to lower reserve factors based on historical loss rates. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of March 31, 2013 and December 31, 2012.

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	March 31,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percentage
	(In Thousands)
Demand – Noninterest-Bearing	$709,650	$720,931	$(11,281)	-1.6%
Interest-Bearing:
Savings	115,186	114,302	884	0.8%
Money Market Checking and NOW Accounts	579,192	575,744	3,448	0.6%
Time Deposits of $100,000 or More	557,180	616,187	(59,007)	-9.6%
Other Time Deposits	371,804	368,799	3,005	0.8%

Total Deposits	$2,333,012	$2,395,963	$(62,951)	-2.6%

Total deposits decreased by $63.0 million, or 2.6 percent, to $2.33 billion as of March 31, 2013 from $2.40 billion as of December 31, 2012. The decrease in total deposits was attributable mainly to a decrease of $59.0 million in time deposits of $100,000 or more, including $28.5 million of CDs raised from Internet listing services.

Core deposits (defined as demand, savings, money market, NOW accounts and other time deposits) slightly decreased by $3.9 million, or 0.2 percent, to $1,776 million at March 31, 2013 from $1,780 million at December 31, 2012. Time deposits of $250,000 or more also decreased by $18.4 million, or 7.7 percent, to $219.8 million from $238.2 million at December 31, 2012. However, noninterest-bearing demand deposits as a percent of deposits grew to 30.4 percent at March 31, 2013 from 30.1 percent at December 31, 2012. We had no brokered deposits as of March 31, 2013 and December 31, 2012.

Federal Home Loan Bank Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At March 31, 2013, advances from the FHLB were $2.8 million, a decrease of $95,000 from $2.9 million at December 31, 2012, with a remaining maturity of 1.13 years at 5.27 percent.

Junior Subordinated Debentures

During the second half of 2004, we issued two junior subordinated notes bearing interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $51.5 million and $82.4 million at March 31, 2013 and December 31, 2012, respectively. In March 2013, Hanmi Financial redeemed its TPS II for $30.9 million and fully paid its remaining TPS I and III in the aggregate amount of $51.5 million by the end of April 2013.

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

The following table shows the status of our gap position as of March 31, 2013:

		More Than	More Than
	Less	Three	One
	Than	Months But	Year But		Non-
	Three	Less Then	Less Then	More Then	Interest-
	Months	One Year	Five Years	Five Years	Sensitive	Total
	(In Thousands)
ASSETS
Cash and Due from Bank	$—	$—	$—	$—	$69,642	$69,642
Interest-Bearing Deposits in Other Banks	75,657	—	—	—	—	75,657
Investment Securities:
Fixed Rate	35,629	53,458	164,519	96,237	16,578	366,421
Floating Rate	34,892	9,658	7,962	869	101	53,482
Loans:
Fixed Rate	53,777	125,260	350,980	16,999	—	547,016
Floating Rate	1,037,311	109,074	407,335	1,009	—	1,554,729
Non-Accrual (1)	—	—	—	—	34,355	34,355
Deferred Loan Fees, Discount, and Allowance for Loan Losses	—	—	—	—	(68,901)	(68,901)
Federal Home Loan Bank and Federal Reserve Bank Stock	—	—	—	28,236	—	28,236
Other Assets	—	29,284	—	4,958	97,544	131,786

TOTAL ASSETS	$1,237,266	$326,734	$930,796	$148,308	$149,319	$2,792,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand – Noninterest-Bearing	$—	$—	$—	$—	$709,650	$709,650
Savings	7,110	22,681	58,806	26,589	—	115,186
Money Market Checking and NOW Accounts	70,825	181,354	215,327	111,686	—	579,192
Time Deposits
Fixed Rate	236,637	497,978	194,308	2	—	928,925
Floating Rate	59	—	—	—	—	59
Federal Home Loan Bank Advances	97	297	2,446	—	—	2,840
Junior Subordinated Debentures	51,478	—	—	—	—	51,478
Other Liabilities	—	—	—	—	15,988	15,988
Stockholders’ Equity	—	—	—	—	389,105	389,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,206	$702,310	$470,887	$138,277	$1,114,743	$2,792,423

Repricing Gap	871,060	(375,576)	459,909	10,031	(965,424)
Cumulative Repricing Gap	871,060	495,484	955,393	965,424	—
Cumulative Repricing Gap as a Percentage of Total Assets	31.19%	17.74%	34.21%	34.57%	0.00%
Cumulative Repricing Gap as a Percentage of Interest-Earning Assets	33.18%	18.87%	36.39%	36.77%	0.00%

(1)	Includes non-accrual loans in loans held for sale.

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

As of March 31, 2013, the cumulative repricing gap for the three-month period was at an asset-sensitive position and 33.18 percent of interest-earning assets, which decreased from 34.96 percent as of December 31, 2012. The decrease was due mainly to a $100.0 million decrease in interest-bearing deposits in other banks, a $14.6 million decrease in floating rate loans, partially offset by $32.5 million and $31.0 million decreases in fixed rate time deposits and junior subordinated debentures, respectively.

The cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 18.87 percent of interest-earning assets, which decreased from 22.32 percent as of December 31, 2012. The decrease was due mainly to a $100.0 million decrease in interest-bearing deposits in other banks, a $9.9 million decrease in fixed rate investment securities and a $10.5 million increase in fixed rate time deposits, partially offset by a $31.0 million decrease in junior subordinated debentures.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	March 31	December 31	March 31,	December 31,
	2013	2012	2013	2012
	(In Thousands)
Cumulative Repricing Gap	$871,060	$926,923	$495,484	$591,748
Percentage of Total Assets	31.19%	32.16%	17.74%	20.53%
Percentage of Interest-Earning Assets	33.18%	34.96%	18.87%	22.32%

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

Rate Shock Table
	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
			(In Thousands)
200%	2.51%	-0.78%	$2,649	$(3,159)
100%	0.65%	0.58%	$690	$2,355
-100%	(1)	(1)	(1)	(1)
-200%	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.

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

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At March 31, 2013, the Bank’s Tier 1 risk-based capital ratio of 17.42 percent, total risk-based capital ratio of 18.69 percent, and Tier 1 leverage capital ratio of 14.07 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

Liquidity – Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through March 31, 2014. Hanmi Financial redeemed $30.9 million of its TPS on March 15, 2013, and fully paid the remaining $51.5 million of TPS by the end of April 2013.

Liquidity – Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2013, the Bank had FHLB advances of $2.8 million compared to $2.9 million as of December 31, 2012. The Bank had no brokered deposits at March 31, 2013 and December 31, 2012.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of March 31, 2013, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $367.4 million and $364.5 million, respectively. The Bank’s FHLB borrowings as of March 31, 2013 totaled $2.8 million, representing 0.10 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $104.4 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $147.4 million, and had no borrowings as of March 31, 2013. Additionally, the Bank is currently in the primary credit program of the Fed Discount Window. The primary credit is available to depository institutions in sound overall condition to meet short-term (typically overnight), backup funding needs. Generally, the primary credit will be granted on a “no-questions-asked,” minimal administered basis with no restrictions. Furthermore, in December 31, 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for reserve repurchase agreements up to a maximum of $100.00 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

For a discussion of off-balance sheet arrangements, see “Note 10 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business — Off-Balance Sheet Commitments” in our 2012 Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations described in our 2012 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)” was issued to address concerns raised in the initial issuance of ASU 2011-05, “Presentation of Comprehensive Income.” For items reclassified out of accumulated other comprehensive income into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income line item. For accumulated other comprehensive income reclassification items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. The amendments are effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of FASB ASU 2013-02 did not have a significant impact on our financial condition or result of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2013, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The followings are two additional risk factors and changes to risk factors previously disclosed in our 2012 Annual Report on Form 10-K. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results, prospects and the common stock’s price. These risks are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also adversely impact our financial condition, business operations and results of operations.

Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition. Increase in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans. An increase in non-performing loans could potentially lead to a decline in earnings and could deplete our capital, leaving the Company undercapitalized. Non-performing loans as of March 31, 2013 were $32.9 million, compared to $37.3 million as of December 31, 2012.

The Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties. Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to the Bank’s performance under the fair lending laws and regulations could adversely impact the Bank’s rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank’s reputation, business, financial condition and results of operations.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, our banking space. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. Furthermore, the employment agreement of Jay S. Yoo, our President and Chief Executive Officer, is set to expire on June 23, 2013, and we have not engaged in any discussions with him to renew that agreement. The unexpected loss of services of one or more of our key personnel of failure to attract or retain such employees could have a material adverse effect on our financial condition and results of operations.

Our board of directors is exploring and evaluating strategic alternatives. Our board of directors is exploring and evaluating potential strategic alternatives that may be available to us. We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that our exploration of strategic alternatives will result in any specific action or transaction. We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law. Given that our market will continue to evolve and be highly competitive, if we do not select the right strategic option to pursue, we could be experience material adverse effects on our financial condition and results of operations.

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

HANMI FINANCIAL CORPORATION

Date: May 10, 2013	By:	/s/ Jay S. Yoo
Jay S. Yoo
President and Chief Executive Officer

	By:	/s/ Shick (Mark) Yoon
Shick (Mark) Yoon
Senior Vice President and Chief Financial Officer