Form 10-Q
period 2013-06-30
HANMI FINANCIAL CORP
filed 2013-08-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, there were 31,607,087 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries

Quarterly Report on Form 10-Q

Three and Six Months Ended June 30, 2013

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$72,429	$92,350
Interest-bearing deposits in other banks	5,431	175,697

Cash and cash equivalents	77,860	268,047
Restricted cash	—	5,350
Securities available-for-sale, at fair value (amortized cost of $399,900 as of June 30, 2013 and $443,712 as of December 31, 2012)	400,815	451,060
Loans held for sale, at the lower of cost or fair value	2,553	8,306
Loans receivable, net of allowance for loan losses of $59,876 as of June 30, 2013 and $63,305 as of December 31, 2012	2,128,208	1,986,051
Accrued interest receivable	7,441	7,581
Premises and equipment, net	14,463	15,150
Other real estate owned, net	900	774
Customers’ liability on acceptances	1,372	1,336
Servicing assets	6,383	5,542
Other intangible assets, net	1,253	1,335
Investment in federal home loan bank stock, at cost	14,197	17,800
Investment in federal reserve bank stock, at cost	13,200	12,222
Income tax assets	63,783	60,028
Bank-owned life insurance	29,517	29,054
Prepaid expenses	2,572	2,084
Other assets	8,897	10,800

Total assets	$2,773,414	$2,882,520

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$736,470	$720,931
Interest-bearing	1,625,443	1,675,032

Total deposits	2,361,913	2,395,963
Accrued interest payable	2,570	11,775
Bank’s liability on acceptances	1,372	1,336
Federal home loan bank advances	2,743	2,935
Junior subordinated debentures	—	82,406
Accrued expenses and other liabilities	9,420	9,741

Total liabilities	2,378,018	2,504,156

Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,182,731 shares (31,604,837 shares outstanding) and 32,074,434 shares (31,496,540 shares outstanding) as of June 30, 2013 and December 31, 2012	257	257
Additional paid-in capital	551,286	550,123
Unearned compensation	(33)	(57)
Accumulated other comprehensive income, net of tax (benefit) expense of ($702) as of June 30, 2013 and $1,946 as of December 31, 2012	1,634	5,418
Accumulated deficit	(87,890)	(107,519)
Less: treasury stock, at cost; 577,894 shares as of June 30, 2013 and December 31, 2012	(69,858)	(69,858)

Total stockholders’ equity	395,396	378,364

Total liabilities and stockholders’ equity	$2,773,414	$2,882,520

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$27,839	$27,241	$54,638	$54,783
Taxable interest on investment securities	2,100	2,190	4,216	4,288
Tax-exempt interest on investment securities	73	99	168	201
Interest on term federal funds sold	—	168	—	493
Interest on federal funds sold	—	31	6	33
Interest on interest-bearing deposits in other banks	24	59	112	127
Dividends on federal reserve bank stock	196	148	379	276
Dividends on federal home loan bank stock	147	29	255	58

Total interest and dividend income	30,379	29,965	59,774	60,259

Interest Expense:
Interest on deposits	3,100	3,953	6,259	8,872
Interest on federal home loan bank advances	41	43	79	86
Interest on junior subordinated debentures	84	797	678	1,596

Total interest expense	3,225	4,793	7,016	10,554

Net interest income before provision for credit losses	27,154	25,172	52,758	49,705
Provision for credit losses	—	4,000	—	6,000

Net interest income after provision for credit losses	27,154	21,172	52,758	43,705

Non-Interest Income:
Service charges on deposit accounts	2,884	2,936	5,932	6,104
Insurance commissions	1,418	1,294	2,631	2,530
Remittance fees	541	487	1,038	941
Trade finance fees	276	292	553	584
Other service charges and fees	335	380	733	744
Bank-owned life insurance income	233	238	463	637
Gain on sales of SBA loans guaranteed portion	2,378	5,473	5,070	5,473
Net loss on sales of other loans	(460)	(5,326)	(557)	(7,719)
Net gain on sales of investment securities	303	1,381	312	1,382
Other-than-temporary impairment loss on investment securities	—	(116)	—	(116)
Other operating income	242	150	332	262

Total non-interest income	8,150	7,189	16,507	10,822

Non-Interest Expense:
Salaries and employee benefits	9,415	9,449	18,766	18,559
Occupancy and equipment	2,555	2,621	5,111	5,216
Deposit insurance premiums and regulatory assessments	517	1,498	751	2,899
Data processing	1,142	1,298	2,312	2,551
Other real estate owned expense	(20)	69	12	25
Professional fees	2,365	1,089	4,521	1,838
Directors and officers liability insurance	219	295	439	592
Supplies and communications	630	576	1,125	1,134
Advertising and promotion	1,005	1,009	1,677	1,610
Loan-related expense	91	88	237	288
Amortization of other intangible assets	41	45	82	116
Other operating expenses	2,004	1,726	4,098	3,681

Total non-interest expense	19,964	19,763	39,131	38,509

Income before provision (benefit) for income taxes	15,340	8,598	30,134	16,018
Provision (benefit) for income taxes	5,821	(47,177)	10,505	(47,098)

Net income	$9,519	$55,775	$19,629	$63,116

Earnings per share:
Basic	$0.30	$1.77	$0.62	$2.01
Diluted	$0.30	$1.77	$0.62	$2.00
Weighted-average shares outstanding:
Basic	31,590,760	31,475,610	31,565,013	31,473,065
Diluted	31,655,988	31,499,803	31,633,535	31,489,943

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$9,519	$55,775	$19,629	$63,116
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on securities
Unrealized holding (loss) gain arising during period	(5,553)	214	(6,121)	888
Less: reclassification adjustment for gain included in net income	(303)	(1,266)	(312)	(1,266)
Unrealized gain on interest rate swap	—	8	—	9
Unrealized gain on interest-only strip of servicing assets	(2)	(3)	1	(1)
Income tax benefit related to items of other comprehensive income	2,397	—	2,648	—

Other comprehensive loss	(3,461)	(1,047)	(3,784)	(370)

Comprehensive Income	$6,058	$54,728	$15,845	$62,746

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Gross		Net				Accumulated
	Shares		Shares		Additional		Other	Retained	Treasury	Total
	Issued and	Treasury	Issued and	Common	Paid-in	Unearned	Comprehensive	Earnings	Stock,	Stockholders’
	Outstanding	Shares	Outstanding	Stock	Capital	Compensation	Income (Loss)	(Deficit)	at Cost	Equity
Balance at January 1, 2012	32,066,987	(577,786)	31,489,201	$257	$549,744	$(166)	$3,524	$(197,893)	$(69,858)	$285,608
Share-based compensation expense	—	—	—	—	77	25	—	—	—	102
Restricted stock awards	—	—	—	—	(25)	25	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	63,116	—	63,116
Change in unrealized gain on securities Available-for-sale and interest-only strips, net of income taxes	—	—	—	—	—	—	(370)	—	—	(370)

Total comprehensive income										62,746

Balance at June 30, 2012	32,066,987	(577,786)	31,489,201	$257	$549,796	$(116)	$3,154	$(134,777)	$(69,858)	$348,456

Balance at January 1, 2013	32,074,434	(577,894)	31,496,540	$257	$550,123	$(57)	$5,418	$(107,519)	$(69,858)	$378,364
Share-based compensation expense	—	—	—	—	165	24	—	—	—	189
Exercises of stock options	2,241	—	2,241	—	(291)	—	—	—	—	(291)
Exercises of stock warrants	106,056	—	106,056	—	1,289	—	—	—	—	1,289
Comprehensive income:
Net income	—	—	—	—	—	—	—	19,629	—	19,629
Change in unrealized gain on securities Available-for-sale and interest-only strips, net of income taxes	—	—	—	—	—	—	(3,784)	—	—	(3,784)

Total comprehensive income										15,845

Balance at June 30, 2013	32,182,731	(577,894)	31,604,837	$257	$551,286	$(33)	$1,634	$(87,890)	$(69,858)	$395,396

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$19,629	$63,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	997	1,087
Amortization of premiums and accretion of discounts on investment securities, net	1,443	2,005
Amortization of other intangible assets	82	116
Amortization of servicing assets	739	419
Share-based compensation expense	189	102
Provision for credit losses	—	6,000
Other-than-temporary loss on investment securities	—	116
FRB and FHLB stock dividends	—	334
Net gain on sales of investment securities	(312)	(1,382)
Net (gain) loss on sales of loans	(4,513)	465
Loss on investment in affordable housing partnership	378	440
Gain on bank-owned life insurance settlement	—	(163)
Valuation adjustment on other real estate owned	7	57
Valuation adjustment for loans held for sale	—	1,781
Origination of loans held for sale	(45,978)	(60,589)
Proceeds from sales of SBA loans guaranteed portion	60,562	72,223
Change in restricted cash	5,350	(2,001)
Change in accrued interest receivable	140	661
Change in cash surrender value of bank-owned life insurance	(463)	(473)
Change in prepaid expenses	(488)	(1,128)
Change in other assets	1,489	(7,909)
Change in income tax assets	(1,425)	(52,063)
Change in accrued interest payable	(9,205)	(1,150)
Change in stock warrants payable	82	137
Change in other liabilities	1,239	882

Net cash provided by operating activities	29,942	23,083

Cash flows from investing activities:
Proceeds from matured term federal funds	—	160,000
Proceeds from redemption of federal home loan bank and federal reserve bank stock	3,603	2,109
Proceeds from matured or called securities available-for-sale	40,247	71,339
Proceeds from sales of securities available-for-sale	24,764	88,538
Proceeds from matured or called securities held to maturity	—	6,338
Proceeds from sales of other real estate owned	548	—
Proceeds from sales of loans held for sale	5,380	65,470
Proceeds from insurance settlement on bank-owned life insurance	—	344
Purchases of term federal fund	—	(155,000)
Change in loans receivable	(154,739)	(16,160)
Purchases of securities available-for-sale	(22,329)	(98,311)
Purchases of premises and equipment	(310)	(396)
Purchases of loans receivable	—	(82,669)
Purchases of federal reserve bank stock	(978)	(1,979)

Net cash (used in) provided by investing activities	(103,814)	39,623

Cash flows from financing activities:
Change in deposits	(34,050)	40,197
Repayment of long-term federal home loan bank advances	(192)	(181)
Redemption of junior subordinated debentures	(82,406)	—
Proceeds from exercise of stock options	28	—
Proceeds from exercise of stock warrants	305	—

Net cash (used in) provided by financing activities	(116,315)	40,016

Net (decrease) increase in cash and cash equivalents	(190,187)	102,722
Cash and cash equivalents at beginning of year	268,047	201,683

Cash and cash equivalents at end of period	$77,860	$304,405

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$12,430	$11,704
Income taxes paid	$11,910	$4,912
Non-cash activities:
Transfer of loans receivable to other real estate owned	$800	$948
Transfer of loans receivable to loans held for sale	$8,010	$64,471
Transfer of loans held for sale to loans receivable	$—	$1,779
Conversion of stock warrants into common stock	$983	$—
Income tax benefit related to items of other comprehensive income	$2,648	$—
Change in unrealized loss in accumulated other comprehensive income	$6,120	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2013 and 2012

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and Subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2013, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”).

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

Note 2 — Investment Securities

The following is a summary of investment securities available-for-sale:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
June 30, 2013:
Mortgage-backed securities (1)	$125,177	$1,312	$1,871	$124,618
Collateralized mortgage obligations (1)	83,955	1,414	521	84,848
U.S. government agency securities	98,853	18	1,267	97,604
Municipal bonds-tax exempt	10,166	485	—	10,651
Municipal bonds-taxable	44,053	1,679	186	45,546
Corporate bonds	20,475	176	276	20,375
SBA loan pool securities	13,842	—	341	13,501
Other securities	3,025	1	93	2,933
Equity securities	354	385	—	739

Total securities available-for-sale	$399,900	$5,470	$4,555	$400,815

December 31, 2012:
Mortgage-backed securities (1)	$157,185	$3,327	$186	$160,326
Collateralized mortgage obligations (1)	98,821	1,775	109	100,487
U.S. government agency securities	92,990	222	94	93,118
Municipal bonds-tax exempt	12,209	603	—	12,812
Municipal bonds-taxable	44,248	2,029	135	46,142
Corporate bonds	20,470	176	246	20,400
SBA loan pool securities	14,104	4	82	14,026
Other securities	3,331	73	47	3,357
Equity securities	354	78	40	392

Total securities available-for-sale	$443,712	$8,287	$939	$451,060

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

The amortized cost and estimated fair value of investment securities at June 30, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Within one year	$—	$—
Over one year through five years	29,404	29,406
Over five years through ten years	111,880	111,811
Over ten years	49,130	49,393
Mortgage-backed securities	125,177	124,618
Collateralized mortgage obligations	83,955	84,848
Equity securities	354	739

Total	$399,900	$400,815

FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the six months ended June 30, 2013.

Gross unrealized losses on investment securities available-for-sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2013 and December 31, 2012:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(In thousands, except number of securities)
June 30, 2013:
Mortgage-backed securities	$1,871	$79,024	26	$—	$—	—	$1,871	$79,024	26
Collateralized mortgage obligations	521	25,134	10	—	—	—	521	25,134	10
U.S. government agency securities	1,267	89,068	31	—	—	—	1,267	89,068	31
Municipal bonds-taxable	183	7,485	6	3	444	1	186	7,929	7
Corporate bonds	108	4,880	1	168	10,819	3	276	15,699	4
SBA loan pool securities	341	13,501	4	—	—	—	341	13,501	4
Other securities	10	2,016	4	83	918	1	93	2,934	5

Total	$4,301	$221,108	82	$254	$12,181	5	$4,555	$233,289	87

December 31, 2012:
Mortgage-backed securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
Collateralized mortgage obligations	109	14,344	5	—	—	—	109	14,344	5
U.S. government agency securities	94	26,894	9	—	—	—	94	26,894	9
Municipal bonds-taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate bonds	—	—	—	246	10,738	3	246	10,738	3
SBA loan pool securities	82	11,004	3	—	—	—	82	11,004	3
Other securities	1	12	1	46	953	1	47	965	2
Equity securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2013 and December 31, 2012 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2013 and December 31, 2012 were not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2013 and December 31, 2012 were warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Gross realized gains on sales of investment securities	$304	$1,431	$313	$1,432
Gross realized losses on sales of investment securities	(1)	(50)	(1)	(50)

Net realized gains on sales of investment securities	$303	$1,381	$312	$1,382

Proceeds from sales of investment securities	$15,764	$85,538	$24,764	$88,538
Tax expense on sales of investment securities	$127	$581	$131	$581

For the three months ended June 30, 2013, there was a $303,000 net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized gains of $812,000 in comprehensive income. For the three months ended June 30, 2012, there was a $1.4 million net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized gains of $1.9 million in comprehensive income.

For the six months ended June 30, 2013, there was a $312,000 net gain in earnings resulting from the redemption and sale of investment securities that had previously been recognized as net unrealized gains of $856,000 in comprehensive income. For the six months ended June 30, 2012, there was a $1.4 million net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized gains of $1.7 million in comprehensive income.

Investment securities available-for-sale with carrying values of $55.7 million and $18.2 million as of June 30, 2013 and December 31, 2012, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Note 3 — Loans

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and non-performing loans, problem loans, and policy adjustments.

Real estate loans are loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit, and SBA loans. Consumer loans consist of auto loans, credit cards, personal loans, and home equity lines of credit. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

Concentrations of Credit: The majority of the Bank’s loan portfolio consists of commercial real estate and commercial and industrial loans. The Bank has been diversifying and monitoring commercial real estate loans based on property types, tightening underwriting standards, and portfolio liquidity and management, and has not exceeded certain specified limits set forth in the Bank’s loan policy. Most of the Bank’s lending activity occurs within Southern California.

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Commercial property	$887,782	$787,094
Residential property	88,654	101,778

Total real estate loans	976,436	888,872
Commercial and industrial loans:
Commercial term (1)	940,555	884,364
Commercial lines of credit (2)	45,195	56,121
SBA loans (3)	157,240	148,306
International loans	32,583	34,221

Total commercial and industrial loans	1,175,573	1,123,012
Consumer loans	35,380	36,676

Total gross loans	2,187,389	2,048,560
Allowance for loans losses	(59,876)	(63,305)
Deferred loan fees	695	796

Loans receivable, net	$2,128,208	$1,986,051

(1)	Includes owner-occupied property loans of $838.5 million and $774.2 million as of June 30, 2013 and December 31, 2012, respectively.
(2)	Includes owner-occupied property loans of $1.0 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.
(3)	Includes owner-occupied property loans of $142.9 million and $128.4 million as of June 30, 2013 and December 31, 2012, respectively.

Accrued interest on loans receivable was $5.7 million and $5.4 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, loans receivable totaling $691.6 million and $524.0 million, respectively, were pledged to secure advances from the FHLB and the FRB’s federal discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the three months ended June 30, 2013 and 2012:

		Commercial
	Real Estate	and Industrial	Consumer	Total
		(In thousands)
June 30, 2013
Balance at beginning of period	$—	$6,043	$—	$6,043
Origination of loans held for sale	—	22,834	—	22,834
Reclassification from loans receivable to loans held for sale	780	3,857	—	4,637
Sales of loans held for sale	—	(30,956)	—	(30,956)
Principal payoffs and amortization	—	(5)	—	(5)

Balance at end of period	$780	$1,773	$—	$2,553

June 30, 2012
Balance at beginning of period	$10,879	$45,114	$—	$55,993
Origination of loans held for sale	—	34,723	—	34,723
Reclassification from loans receivable to loans held for sale	15,148	11,842	—	26,990
Reclassification from loans held for sale to loans receivable	(1,647)	(132)	—	(1,779)
Sales of loans held for sale	(21,909)	(87,552)	—	(109,461)
Principal payoffs and amortization	(58)	(146)	—	(204)
Valuation adjustments	(1,124)	—	—	(1,124)

Balance at end of period	$1,289	$3,849	$—	$5,138

For the three months ended June 30, 2013, loans receivable of $4.6 million were reclassified as loans held for sale, and loans held for sale of $31.0 million were sold. For the three months ended June 30, 2012, loans receivable of $27.0 million were reclassified as loans held for sale, and loans held for sale of $109.5 million were sold.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the six months ended June 30, 2013 and 2012:

		Commercial
	Real Estate	and Industrial	Consumer	Total
		(In thousands)
June 30, 2013
Balance at beginning of period	$—	$8,306	$—	$8,306
Origination of loans held for sale	—	45,978	—	45,978
Reclassification from loans receivable to loans held for sale	780	7,230	—	8,010
Sales of loans held for sale	—	(59,721)	—	(59,721)
Principal payoffs and amortization	—	(20)	—	(20)

Balance at end of period	$780	$1,773	$—	$2,553

June 30, 2012
Balance at beginning of period	$11,068	$11,519	$—	$22,587
Origination of loans held for sale	—	60,589	—	60,589
Reclassification from loans receivable to loans held for sale	32,224	32,247	—	64,471
Reclassification from loans held for sale to other real estate owned	(360)	—	—	(360)
Reclassification from loans held for sale to loans receivable	(1,647)	(132)	—	(1,779)
Sales of loans held for sale	(38,703)	(99,455)	—	(138,158)
Principal payoffs and amortization	(169)	(262)	—	(431)
Valuation adjustments	(1,124)	(657)	—	(1,781)

Balance at end of period	$1,289	$3,849	$—	$5,138

For the six months ended June 30, 2013, loans receivable of $8.0 million were reclassified as loans held for sale, and loans held for sale of $59.7 million were sold. For the six months ended June 30, 2012, loans receivable of $64.5 million were reclassified as loans held for sale, and loans held for sale of $138.2 million were sold.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

In the first quarter of 2010, the look-back period was reduced from twelve quarters to eight quarters, with 60 percent weighting given to the most recent four quarters and 40 percent to the oldest four quarters, to place greater emphasis on losses taken by the Bank during the economic downturn. In the second quarter of 2013, management reevaluated the look-back period and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50 percent for the most recent four quarters, 33 percent for the next four quarters, and 17 percent for the oldest four quarters. As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis. The change in methodology maintained the Bank’s allowance at a level consistent with prior quarter. Under the previous methodology, the Bank would have recognized a negative provision of $5.9 million, which the Bank did not consider to be prudent, given the uncertainty in the economy.

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the			As of and for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2013	2013	2012	2013	2012
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$61,191	$63,305	$81,052	$63,305	$89,936
Actual charge-offs	(3,490)	(3,024)	(14,716)	(6,514)	(27,037)
Recoveries on loans previously charged off	1,867	714	1,324	2,581	2,361

Net loan charge-offs	(1,623)	(2,310)	(13,392)	(3,933)	(24,676)
Provision charged to operating expense	308	196	4,233	504	6,633

Balance at end of period	$59,876	$61,191	$71,893	$59,876	$71,893

Allowance for off-balance sheet items:
Balance at beginning of period	$1,628	$1,824	$2,581	$1,822	$2,981
Provision charged to operating expense	(308)	(196)	(233)	(504)	(633)

Balance at end of period	$1,320	$1,628	$2,348	$1,318	$2,348

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012:

		Commercial
	Real Estate	and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2013
Allowance for loan losses:
Beginning balance	$17,832	$39,560	$1,795	$2,004	$61,191
Charge-offs	(146)	(3,308)	(36)	—	(3,490)
Recoveries on loans previously charged off	1,042	819	6	—	1,867
Provision	(248)	1,963	119	(1,526)	308

Ending balance	$18,480	$39,034	$1,884	$478	$59,876

Ending balance: individually evaluated for impairment	$28	$5,011	$385	$—	$5,424

Ending balance: collectively evaluated for impairment	$18,452	$34,023	$1,499	$478	$54,452

Loans receivable:
Ending balance	$976,436	$1,175,573	$35,380	$—	$2,187,389

Ending balance: individually evaluated for impairment	$6,972	$37,055	$1,647	$—	$45,674

Ending balance: collectively evaluated for impairment	$969,464	$1,138,518	$33,733	$—	$2,141,715

June 30, 2012
Allowance for loan losses:
Beginning balance	$22,230	$54,638	$2,244	$1,940	$81,052
Charge-offs	(5,243)	(9,393)	(80)	—	(14,716)
Recoveries on loans previously charged off	517	789	18	—	1,324
Provision	3,902	776	(425)	(20)	4,233

Ending balance	$21,406	$46,810	$1,757	$1,920	$71,893

Ending balance: individually evaluated for impairment	$437	$7,224	$—	$—	$7,661

Ending balance: collectively evaluated for impairment	$20,969	$39,586	$1,757	$1,920	$64,232

Loans receivable:
Ending balance	$839,816	$1,070,469	$39,339	$—	$1,949,624

Ending balance: individually evaluated for impairment	$16,619	$42,087	$1,401	$—	$60,107

Ending balance: collectively evaluated for impairment	$823,197	$1,028,382	$37,938	$—	$1,889,517

The following table details the information on the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012:

		Commercial
	Real Estate	and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2013
Allowance for loan losses:
Beginning balance	$18,180	$41,928	$2,280	$917	$63,305
Charge-offs	(359)	(5,955)	(200)	—	(6,514)
Recoveries on loans previously charged off	1,050	1,476	55	—	2,581
Provision	(391)	1,585	(251)	(439)	504

Ending balance	$18,480	$39,034	$1,884	$478	$59,876

Ending balance: individually evaluated for impairment	$28	$5,011	$385	$—	$5,424

Ending balance: collectively evaluated for impairment	$18,452	$34,023	$1,499	$478	$54,452

Loans receivable:
Ending balance	$976,436	$1,175,573	$35,380	$—	$2,187,389

Ending balance: individually evaluated for impairment	$6,972	$37,055	$1,647	$—	$45,674

Ending balance: collectively evaluated for impairment	$969,464	$1,138,518	$33,733	$—	$2,141,715

June 30, 2012
Allowance for loan losses:
Beginning balance	$19,637	$66,005	$2,243	$2,051	$89,936
Charge-offs	(8,085)	(18,508)	(444)	—	(27,037)
Recoveries on loans previously charged off	517	1,802	42	—	2,361
Provision	9,337	(2,489)	(84)	(131)	6,633

Ending balance	$21,406	$46,810	$1,757	$1,920	71,893

Ending balance: individually evaluated for impairment	$437	$7,224	$—	$—	7,661

Ending balance: collectively evaluated for impairment	$20,969	$39,586	$1,757	$1,920	64,232

Loans receivable:					—
Ending balance	$839,816	$1,070,469	$39,339	$—	1,949,624

Ending balance: individually evaluated for impairment	$16,619	$42,087	$1,401	$—	60,107

Ending balance: collectively evaluated for impairment	$823,197	$1,028,382	$37,938	$—	1,889,517

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

Pass: Pass loans, grades (0) to (4), are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention (5),” “Substandard (6)” or “Doubtful (7).” This category is the strongest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans. The following are sub categories within the Pass category, or grades (0) to (4):

Pass (0):	Loans or commitments secured in full by cash or cash equivalents.

Pass (1):	Loans or commitments requiring a very strong, well-structured credit relationship with an established borrower. The relationship should be supported by audited financial statements indicating cash flow well in excess of debt service requirements, excellent liquidity, and very strong capital.

Pass (2):	Loans or commitments requiring a well-structured credit that may not be as seasoned or as high quality as grade (1). Capital, liquidity, debt service capacity, and collateral coverage must all be well above average. This grade includes individuals with substantial net worth supported by liquid assets and strong income.

Pass (3):	Loans or commitments to borrowers exhibiting a fully acceptable credit risk. These borrowers should have sound balance sheets and significant cash flow coverage, although they may be somewhat more leveraged and exhibit greater fluctuations in earning and financing but generally would be considered very attractive to the Bank as a borrower. The borrower has historically demonstrated the ability to manage economic adversity. Real estate and asset-based loans with this grade must have characteristics that place them well above the minimum underwriting requirements. Asset-based borrowers assigned this grade must exhibit extremely favorable leverage and cash flow characteristics and consistently demonstrate a high level of unused borrowing capacity.

Pass (4):	Loans or commitments to borrowers exhibiting either somewhat weaker balance sheets or positive, but inconsistent, cash flow coverage. These borrowers may exhibit somewhat greater credit risk, and as a result, the Bank may have secured its exposure to mitigate the risk. If so, the collateral taken should provide an unquestionable ability to repay the indebtedness in full through liquidation, if necessary. Cash flows should be adequate to cover debt service and fixed obligations, although there may be a question about the borrower’s ability to provide alternative sources of funds in emergencies. Better quality real estate and asset-based borrowers who fully comply with all underwriting standards and are performing according to projections would be assigned this grade.

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

As of June 30, 2013 and December 31, 2012, pass (grade 0-4), criticized (grade 5) and classified (grade 6-7) loans, disaggregated by loan class, were as follows:

	Pass (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In thousands)
June 30, 2013
Real estate loans:
Commercial property
Retail	$433,954	$3,755	$2,362	$440,071
Land	5,465	—	7,981	13,446
Other	419,664	12,026	2,575	434,265
Residential property	86,677	—	1,977	88,654
Commercial and industrial loans:
Commercial term
Unsecured	84,786	631	16,612	102,029
Secured by real estate	779,408	16,105	43,013	838,526
Commercial lines of credit	42,914	608	1,673	45,195
SBA loans	146,716	884	9,640	157,240
International loans	31,303	—	1,280	32,583
Consumer loans	32,617	181	2,582	35,380

Total gross loans	$2,063,504	$34,190	$89,695	$2,187,389

December 31, 2012
Real estate loans:
Commercial property
Retail	$386,650	$3,971	$2,324	$392,945
Land	5,491	—	8,516	14,007
Other	366,518	12,132	1,492	380,142
Residential property	99,250	—	2,528	101,778
Commercial and industrial loans:
Commercial term
Unsecured	87,370	663	22,139	110,172
Secured by real estate	710,723	13,038	50,431	774,192
Commercial lines of credit	53,391	863	1,867	56,121
SBA loans	136,058	1,119	11,129	148,306
International loans	34,221	—	—	34,221
Consumer loans	33,707	201	2,768	36,676

Total gross loans	$1,913,379	$31,987	$103,194	$2,048,560

The following is an aging analysis of past due loans, disaggregated by loan class, as of June 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In thousands)
June 30, 2013
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$440,071	$440,071	$—
Land	—	—	—	—	13,446	13,446	—
Other	—	—	—	—	434,265	434,265	—
Residential property	—	219	810	1,029	87,625	88,654	—
Commercial and industrial loans:
Commercial term
Unsecured	416	455	1,885	2,756	99,273	102,029	—
Secured by real estate	—	—	122	122	838,404	838,526	—
Commercial lines of credit	—	146	188	334	44,861	45,195	—
SBA loans	2,376	2,707	3,718	8,801	148,439	157,240	—
International loans	—	—	—	—	32,583	32,583	—
Consumer loans	492	962	413	1,867	33,513	35,380	—

Total gross loans	$3,284	$4,489	$7,136	$14,909	$2,172,480	$2,187,389	$—

December 31, 2012
Real estate loans:
Commercial property
Retail	$—	$111	$—	$111	$392,834	$392,945	$—
Land	—	—	335	335	13,672	14,007	—
Other	—	—	—	—	380,142	380,142	—
Residential property	—	588	311	899	100,879	101,778	—
Commercial and industrial loans:
Commercial term
Unsecured	918	1,103	1,279	3,300	106,872	110,172	—
Secured by real estate	1,949	—	926	2,875	771,317	774,192	—
Commercial lines of credit	—	188	416	604	55,517	56,121	—
SBA loans	3,759	1,039	2,800	7,598	140,708	148,306	—
International loans	—	—	—	—	34,221	34,221	—
Consumer loans	61	146	538	745	35,931	36,676	—

Total gross loans	$6,687	$3,175	$6,605	$16,467	$2,032,093	$2,048,560	$—

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
	(In thousands)
June 30, 2013
Real estate loans:
Commercial property
Retail	$1,818	$1,818	$1,818	$—	$—
Land	1,612	1,902	1,612	—	—
Other	523	523	—	523	28
Residential property	3,019	3,091	3,019	—	—
Commercial and industrial loans:
Commercial term
Unsecured	12,689	13,742	3,440	9,249	3,863
Secured by real estate	16,492	17,649	15,887	605	119
Commercial lines of credit	1,052	1,259	1,052	—	—
SBA loans	5,541	8,832	3,363	2,178	998
International loans	1,281	1,280	572	709	31
Consumer loans	1,647	1,718	457	1,190	385

Total gross loans	$45,674	$51,814	$31,220	$14,454	$5,424

December 31, 2012
Real estate loans:
Commercial property
Retail	$2,930	$3,024	$2,930	$—	$—
Land	2,097	2,307	2,097	—	—
Other	527	527	—	527	67
Residential property	3,265	3,308	1,866	1,399	94
Commercial and industrial loans:
Commercial term
Unsecured	14,532	15,515	6,826	7,706	2,144
Secured by real estate	22,050	23,221	9,520	12,530	2,319
Commercial lines of credit	1,521	1,704	848	673	230
SBA loans	6,170	10,244	4,294	1,876	762
International loans	—	—	—	—	—
Consumer loans	1,652	1,711	449	1,203	615

Total gross loans	$54,744	$61,561	$28,830	$25,914	$6,231

The following table provides information on impaired loans, disaggregated by loan class, as of dates indicated:

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized for the Six Months Ended
	(In thousands)
June 30, 2013
Real estate loans:
Commercial property
Retail	$1,823	$18	$2,309	$44
Land	1,637	40	1,674	80
Other	524	6	525	10
Residential property	3,027	31	3,043	59
Commercial and industrial loans:
Commercial term
Unsecured	12,933	221	13,093	406
Secured by real estate	16,539	305	17,026	618
Commercial lines of credit	1,060	9	1,286	24
SBA loans	5,595	281	6,034	554
International loans	1,330	—	1,414	—
Consumer loans	1,649	15	1,646	27

Total gross loans	$46,117	$926	$48,050	$1,822

June 30, 2012
Real estate loans:
Commercial property
Retail	$2,546	$19	$1,945	$48
Land	2,137	45	2,175	91
Other	878	11	1,138	33
Construction	7,983	89	8,090	178
Residential property	3,177	48	3,259	84
Commercial and industrial loans:
Commercial term
Unsecured	13,474	192	14,257	430
Secured by real estate	19,021	525	22,756	958
Commercial lines of credit	1,788	22	1,835	30
SBA loans	8,336	286	8,150	483
Consumer loans	1,402	2	903	10

Total gross loans	$60,742	$1,239	$64,508	$2,345

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,057	$1,505	$2,125	$2,933
Less: Interest income recognized on impaired loans	(926)	(1,239)	(1,822)	(2,345)

Interest foregone on impaired loans	$131	$266	$303	$588

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

The following table details non-accrual loans, disaggregated by loan class, as of the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Commercial property
Retail	$—	$1,079
Land	1,612	2,097
Residential property	1,620	1,270
Commercial and industrial loans:
Commercial term
Unsecured	6,209	8,311
Secured by real estate	5,389	8,679
Commercial lines of credit	1,052	1,521
SBA loans	10,596	12,563
Consumer loans	1,497	1,759

Total non-accrual loans	$27,975	$37,279

The following table details non-performing assets as of the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)
Non-accrual loans	$27,975	$37,279
Loans 90 days or more past due and still accruing	—	—

Total non-performing loans	27,975	37,279
Other real estate owned	900	774

Total non-performing assets	$28,875	$38,053

Loans on non-accrual status, excluding loans held for sale, totaled $28.0 million as of June 30, 2013, compared to $37.3 million as of December 31, 2012, representing a 25.0 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $14.9 million as of June 30, 2013, compared to $16.5 million as of December 31, 2012, representing a 9.5 percent decrease.

As of June 30, 2013, other real estate owned consisted of two properties in Virginia and California with a combined carrying value of $900,000, and a valuation adjustment of $126,000 was recorded. As of December 31, 2012, there were two properties located in Illinois and Virginia with a combined carrying value of $774,000 and no valuation adjustment.

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

During the three months ended June 30, 2013, we restructured monthly payments on 9 loans, with a net carrying value of $787,000 as of June 30, 2013, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructurings, disaggregated by concession type and by loan type, as of June 30, 2013 and December 31, 2012:

	Non-Accrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
					(In thousands)
June 30, 2013
Real estate loans:
Commercial property
Retail	$—	$—	$—	$—	$—	$342	$—	$—	$174	$516
Other	—	—	—	—	—	523	—	—	—	523
Residential property	811	—	—	—	811	—	—	—	—	—
Commercial and industrial loans:
Commercial term
Unsecured	—	570	2,830	926	4,326	906	—	1,848	2,671	5,425
Secured by real estate	2,221	1,035	279	—	3,535	2,116	—	579	4,510	7,205
Commercial lines of credit	656	—	188	208	1,052	—	—	—	—	—
SBA loans	1,641	1,191	811	—	3,643	450	—	75	—	525
International loans	—	—	—	—	—	—	—	1,280	—	1,280
Consumer loans	—	—	—	—	—	—	—	149	—	149

Total	$5,329	$2,796	$4,108	$1,134	$13,367	$4,337	$—	$3,931	$7,355	$15,623

December 31, 2012
Real estate loans:
Commercial property
Retail	$—	$—	$—	$1,080	$1,080	$357	$—	$—	$175	$532
Other	—	—	—	—	—	527	—	—	—	527
Residential property	827	—	—	—	827	—	572	—	—	572
Commercial and industrial loans:
Commercial term
Unsecured	—	658	4,558	1,413	6,629	976	—	1,090	3,260	5,326
Secured by real estate	2,317	1,343	318	—	3,978	4,444	—	448	4,547	9,439
Commercial lines of credit	673	—	188	244	1,105	—		—	—	—
SBA loans	2,831	1,287	1,032	—	5,150	484	—	100	—	584

Total	$6,648	$3,288	$6,096	$2,737	$18,769	$6,788	$572	$1,638	$7,982	$16,980

The following table details troubled debt restructuring, disaggregated by loan class, for the three months ended June 30, 2013 and 2012:

	June 30, 2013			June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
		(In thousands, except number of loans)
Commercial and industrial loans:
Commercial term
Unsecured (1)	6	$518	$498	10	$1,640	$1,588
Secured by real estate (2)	—	—	—	1	378	358
Commercial lines of credit (3)	1	—	—	1	196	192
SBA loans (4)	1	148	140	4	681	653
Consumer loans (5)	1	149	149	—	—	—

Total	9	$815	$787	16	$2,895	$2,791

(1)	Includes modifications of $42,000 through a reduction of principal or accrued interest and $456,000 through extensions of maturity for the three months ended June 30, 2013, and modifications of $1.2 million through payment deferrals and $394,000 through extensions of maturity for the three months ended June 30, 2012.
(2)	Includes a modification of $358,000 through a reduction of principal or accrued interest for the three months ended June 30, 2012.
(3)	Includes a modification of zero through a reduction of principal or accrued interest for the three months ended June 30, 2013 and a modification of $192,000 through a reduction of principal or accrued interest for the three months ended June 30, 2012.
(4)	Includes a modification of $140,000 through a reduction of principal or accrued interest for the three months ended June 30, 2013, and modifications of $362,000 through payment deferrals and $291,000 through reductions of principal or accrued interest for the three months ended June 30, 2012.
(5)	Includes a modification of $149,000 through a reduction of principal or accrued interest for the three months ended June 30, 2013.

The following table details troubled debt restructuring, disaggregated by loan class, for the six months ended June 30, 2013 and 2012:

	June 30, 2013			June 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
		(In thousands, except number of loans)
Commercial and industrial loans:
Commercial term
Unsecured (1)	7	764	692	27	4,696	4,426
Secured by real estate (2)	—	—	—	3	2,211	2,144
Commercial lines of credit (3)	1	—	—	1	202	192
SBA loans (4)	2	161	147	9	975	934
International loans (5)	2	1,584	1,280	—	—	—
Consumer loans (6)	1	149	149	—	—	—

Total	13	$2,658	$2,268	40	$8,084	$7,696

(1)	Includes modifications of $42,000 through a reduction of principal or accrued interest and $650,000 through extensions of maturity for the six months ended June 30, 2013, and modifications of $893,000 through payment deferrals, $1.9 million through reductions of principal or accrued interest and $1.6 million through extensions of maturity for the six months ended June 30, 2012.
(2)	Includes modifications of $1.6 million through reductions of principal or accrued interest and $497,000 through an extension of maturity for the six months ended June 30, 2012.
(3)	Includes a modification of zero through a reduction of principal or accrued interest for the three months ended June 30, 2013 and a modification of $192,000 through a reduction of principal or accrued interest for the six months ended June 30, 2012.
(4)	Includes modifications of $7,000 through a payment deferral and $140,000 through a reduction of principal or accrued interest for the six months ended June 30, 2013, and modifications of $503,000 through payments deferral and $442,000 through reductions of principal or accrued interest for the six months ended June 30, 2012.
(5)	Includes a modification of $1.3 million through reductions of principal or accrued interest for the six months ended June 30, 2013.
(6)	Includes a modification of $149,000 through a reduction of principal or accrued interest for the six months ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, total TDRs, excluding loans held for sale, were $29.0 million and $35.7 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At June 30, 2013 and December 31, 2012, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $3.3 million and $3.6 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
				(In thousands, except number of loans)
Commercial and industrial loans:
Commercial term
Unsecured	4	$311	6	$636	4	$311	7	$677
Secured by real estate	—	—	—	—	1	1,274	—	—
Commercial lines of credit	—	—	1	273	—	—	1	273
SBA loans	2	170	12	1,042	2	170	12	1,042

Total	6	$481	19	$1,951	7	$1,755	20	$1,992

Servicing Assets

The changes in servicing assets for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$5,542	$3,720
Additions	1,580	1,702
Amortization	(739)	(419)

Balance at end of period	$6,383	$5,003

At June 30, 2013 and 2012, we serviced loans sold to unaffiliated parties in the amounts of $330.4 million and $268.8 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

Note 4 — Income Taxes

The Company’s income tax expenses were $5.8 million and $10.5 million for the three and six months ended June 30, 2013, respectively, compared to income tax benefits of $47.2 million and $47.1 million for the three and six months ended June 30, 2012, respectively. The effective income tax rate was 37.95 percent and 34.86 percent for the three and six months ended June 30, 2013, respectively, as compared to (548.7) percent and (294.0) percent for the three and six months ended June 30, 2012. The change in the effective tax rate for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, was primarily due to a net tax benefit of $47.1 million resulting from the reversal of $53.1 million of valuation allowance on the Company’s deferred tax asset in the quarter ended June 30, 2012. The income tax expenses for the three and six months ended June 30, 2013 include discrete items of $11,000 and ($768,000), respectively, related mainly to the revision of deferred tax estimate from stock options and state tax attributes. Management concluded that deferred tax assets were more likely than not to be realized, and therefore, maintaining a valuation allowance was not required as of June 30, 2013.

As of June 30, 2013, the Company was subject to examination by various federal and state tax authorities for the years ended December 31, 2004 through 2011. The Company was subjected to audits by the Internal Revenue Service for the 2009 tax year, by the California FTB for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the results of those audits.

Note 5 — Stockholders’ Equity

Stock Warrants

As part of the agreement dated as of July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging—Contracts in Entity’s Own Stock”, which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility was based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption was based on the contract term of five years. The dividend yield of zero was based on the fact that we had no intention to pay cash dividends for the term at the grant date. The risk free rate of 2.07 percent used for the warrants was equal to the zero coupon rate in effect at the time of the grant.

Upon re-measuring the fair value of the stock warrants at June 30, 2013, the fair value increased by $9,000, which we have included in other operating expenses for the three months ended June 30, 2013. We used a weighted average expected stock volatility of 30.37 percent and a remaining contractual life of 2.1 years based on the contract terms. We also used a dividend yield of zero as we have no present intention to pay cash dividends. The risk free rate of 0.58 percent used for the warrants was equal to the zero coupon rate in effect at the end of the measurement period.

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

The capital ratios of Hanmi Financial and the Bank as of June 30, 2013 and 2012 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In thousands)
June 30, 2013
Total capital (to risk-weighted assets):
Hanmi Financial	$399,496	17.08%	$187,087	8.00%	N/A	N/A
Hanmi Bank	$386,124	16.53%	$186,833	8.00%	$233,541	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$369,737	15.81%	$93,544	4.00%	N/A	N/A
Hanmi Bank	$356,485	15.26%	$93,417	4.00%	$140,125	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$369,737	13.35%	$110,786	4.00%	N/A	N/A
Hanmi Bank	$356,485	12.88%	$110,705	4.00%	$138,382	5.00%
June 30, 2012
Total capital (to risk-weighted assets):
Hanmi Financial	$422,301	20.02%	$168,754	8.00%	N/A	N/A
Hanmi Bank	$401,456	19.06%	$168,467	8.00%	$210,584	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$395,342	18.74%	$84,377	4.00%	N/A	N/A
Hanmi Bank	$374,540	17.79%	$84,234	4.00%	$126,351	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$395,342	14.70%	$107,587	4.00%	N/A	N/A
Hanmi Bank	$374,540	13.95%	$107,361	4.00%	$134,201	5.00%

Regulatory Capital Rule Adjustments

In July 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The rules also revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum Tier I capital ratio requirement. The revisions permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Additionally, the rules implement a new capital conservation buffer. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The rules will become effective January 1, 2015 for smaller, non-complex banking organizations with full implementation of the capital conservation buffer and certain deductions and adjustments to regulatory capital through January 1, 2019. The Company will continue to evaluate the new changes, and expects that the Company and the Bank will meet the capital requirements.

Note 7 — Fair Value Measurements

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three-level fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:

• Level 1 -	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

• Level 2 -	Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

• Level 3 -	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

As of June 30, 2013, we had a zero coupon tax credit municipal bond of $762,000 compared to $779,000 as of December 31, 2012. This bond was recorded at estimated fair value using a discounted cash flow method, and was measured on a recurring basis with Level 3 inputs. Key assumptions used in measuring the fair value of the tax credit bond as of June 30, 2013 were discount rate and cash flows. The discount rate was derived from the term structure of Bank Qualified (“BQ”) “A-” rated municipal bonds, as the tax credit bond’s guarantee had the similar credit strength. The contractual future cash flows were the tax credits to be received for a remaining life of 1.7 years. If the discount rate is adjusted down to the term structure of BQ “BBB-” rating municipal bonds, the tax credit bond’s value would decline by 0.89 percent. We do not anticipate a significant deterioration of the tax credit bond’s credit quality. Management reviews the discount rate on an ongoing basis based on current market rates.

SBA loans held for sale – Small Business Administration (“SBA”) loans held for sale are carried at the lower of cost or fair value. As of June 30, 2013 and December 31, 2012, we had zero and $7.8 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2012, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-performing loans held for sale – We reclassify certain non-performing loans as held for sale when we decide to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of June 30, 2013 and December 31, 2012, we had $2.6 million and $484,000 of non-performing loans held for sale, respectively, which are measured on a nonrecurring basis with Level 2 inputs.

Stock warrants—The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging—Contracts in Entity’s Own Stock”, which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing modeling and was measured on a recurring basis with Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Balance
	(In thousands)
As of June 30, 2013
Assets:
Debt securities available-for-sale:
Mortgage-backed securities	$—	$124,618	$—	$124,618
Collateralized mortgage obligations	—	84,848	—	84,848
U.S. government agency securities	97,604	—	—	97,604
Municipal bonds-tax exempt	—	9,889	762	10,651
Municipal bonds-taxable	—	45,546	—	45,546
Corporate bonds	—	20,375	—	20,375
SBA loan pools securities	—	13,501	—	13,501
Other securities	—	2,933	—	2,933

Total debt securities available-for-sale	97,604	301,710	762	400,076

Equity securities available-for-sale:
Financial services industry	739	—	—	739

Total equity securities available-for-sale	739	—	—	739

Total securities available-for-sale	$98,343	$301,710	$762	$400,815

Liabilities:
Stock warrants	$—	$—	$5	$5

December 31, 2012:
Assets:
Debt securities available-for-sale:
Mortgage-backed securities	$—	$160,326	$—	$160,326
Collateralized mortgage obligations	—	100,487	—	100,487
U.S. government agency securities	93,118	—	—	93,118
Municipal bonds-tax exempt	—	12,033	779	12,812
Municipal bonds-taxable	—	46,142	—	46,142
Corporate bonds	—	20,400	—	20,400
SBA loan pools securities	—	14,026	—	14,026
Other securities	—	3,357	—	3,357

Total debt securities available-for-sale	93,118	356,771	779	450,668

Equity securities available-for-sale:
Financial services industry	392	—	—	392

Total equity securities available-for-sale	392	—	—	392

Total securities available-for-sale	$93,510	$356,771	$779	$451,060

Liabilities:
Stock warrants	$—	$—	$906	$906

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

				Unrealized
				Gains or
	Beginning	Purchases	Realized	Losses	Ending
	Balance as of	Issuances,	Gains or	in Other	Balance as of
	January 1,	and	Losses	Comprehensive	June 30,
	2013	Settlement	In Earnings	Income	2013
	(In thousands)
Assets:
Municipal bonds-tax exempt (1)	$779	$—	$—	$(17)	$762
Liabilities:
Stock warrants (2)	$906	$(841)	$(60)	$—	$5

(1)	Reflects a zero coupon tax credit municipal bond. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $698,000 with a remaining life of 1.7 years at June 30, 2013.
(2)	Reflects warrants for our common stock issued in connection with services Cappello Capital Corp. provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. See “Note 5 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2013 and December 31, 2012, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs With No
	Active Markets	Active Market	Significant	Loss During The
	for Identical	With Identical	Unobservable	Six Months Ended
	Assets	Characteristics	Inputs	June 30, 2013
	(In thousands)
As of June 30, 2013
Assets:
Non-performing loans held for sale (1)	$—	$2,553	$—	$—
Impaired loans (2)	—	30,444	187	1,343
Other real estate owned (3)	—	900	—	7

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs With No
	Active Markets	Active Market	Significant	Loss During The
	for Identical	With Identical	Unobservable	Twelve Months Ended
	Assets	Characteristics	Inputs	December 31, 2012
	(In thousands)
As of December 31, 2012:
Assets:
Non-performing loans held for sale (4)	$—	$484	$—	$3,747
Impaired loans (5)	—	27,844	8,888	580
Other real estate owned (6)	—	774	—	301

(1)	Includes commercial and industrial loans of $1.8 million and real estate loans of $780,000
(2)	Includes real estate loans of $6.9 million, commercial and industrial loans of $22.4 million, and consumer loans of $1.3 million
(3)	Includes properties from the foreclosure of a residential property loan of $513,000 and a SBA loan of $387,000
(4)	Includes a SBA loan of $484,000
(5)	Includes real estate loans of $8.7 million, commercial and industrial loans of $27.0 million, and consumer loans of $1.0 million
(6)	Includes properties from the foreclosure of real estate loans of $774,000

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

The estimated fair values of financial instruments were as follows:

	June 30, 2013		December 31, 2012
	Carrying or		Carrying or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$77,860	$77,860	$268,047	$268,047
Restricted cash	—	—	5,350	5,350
Investment securities available-for-sale	400,815	400,815	451,060	451,060
Loans receivable, net of allowance for loan losses	2,128,208	2,104,321	1,986,051	1,981,669
Loans held for sale	2,553	2,553	8,306	8,306
Accrued interest receivable	7,441	7,441	7,581	7,581
Investment in federal home loan bank stock	14,197	14,197	17,800	17,800
Investment in federal reserve bank	13,200	13,200	12,222	12,222
Financial liabilities:
Noninterest-bearing deposits	736,470	736,470	720,931	720,931
Interest-bearing deposits	1,625,443	1,629,944	1,675,032	1,680,211
Borrowings	2,743	2,784	85,341	85,414
Accrued interest payable	2,570	2,570	11,775	11,775
Off-balance sheet items:
Commitments to extend credit	177,955	151	182,746	146
Standby letters of credit	9,694	25	10,588	24

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

Stock warrants – The fair value of stock warrants is determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over expected term of the warrants. The expected life assumption is based on the contract term. The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. The risk free rate used for the warrants is equal to the zero coupon rate in effect at the time of the grant (Level 3).

Commitments to extend credit and standby letters of credit – The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans (Level 3).

Note 8 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended June 30, 2013 and 2012, share-based compensation expense was $92,000 and $10,000, respectively, and the related tax benefits on non-qualified stock options were $21,000 and $4,000, respectively. For the six months ended June 30, 2013 and 2012, share-based compensation expense was $189,000 and $102,000, respectively, and the related tax benefits on non-qualified stock options were $32,000 and $43,000, respectively.

Unrecognized Share-Based Compensation Expense

As of June 30, 2013, unrecognized share-based compensation expense was as follows:

		Average Expected
	Unrecognized	Recognition
	Expense	Period
	(In thousands)
Stock option awards	$768	2.5 years
Restricted stock awards	33	0.8 years

Total unrecognized share-based compensation expense	$801	2.4 years

The table below provides stock option information for the three months ended June 30, 2013:

				Aggregate
		Weighted-	Weighted	Intrinsic
		Average	Average	Value of
		Exercise	Remaining	In-the-
	Number of	Price Per	Contractual	Money
	Shares	Share	Life	Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	335,320	$37.78	7.7 years	$359	(1)
Options exercised	(562)	$12.54	9.5 years
Options forfeited	(1,125)	$12.54	9.5 years
Options expired	(3,663)	$81.22	4.3 years

Options outstanding at end of period	329,970	$37.43	7.5 years	$1,015	(2)

Options exercisable at end of period	171,407	$60.50	5.8 years	$572	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $16.00 as of March 31, 2013, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $17.67 as of June 30, 2013, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the six months ended June 30, 2013:

				Aggregate
		Weighted-	Weighted	Intrinsic
		Average	Average	Value of
		Exercise	Remaining	In-the-
	Number of	Price Per	Contractual	Money
	Shares	Share	Life	Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	342,950	$37.44	8.0 years	$359	(1)
Options exercised	(2,241)	$12.54	9.5 years
Options forfeited	(6,376)	$12.54	9.5 years
Options expired	(4,363)	$87.60	3.8 years

Options outstanding at end of period	329,970	$37.43	7.5 years	$1,015	(2)

Options exercisable at end of period	171,407	$60.50	5.8 years	$572	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $13.59 as of December 31, 2012, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $17.67 as of June 30, 2013, over the exercise price, multiplied by the number of options.

There were 562 and 2,241 stock options exercised during the three and six months ended June 30, 2013, respectively, compared to none during the same periods in 2012.

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

The table below provides information for restricted stock awards for the three and six months ended June 30, 2013:

	Three Months Ended		Six Months Ended
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock at beginning of period	8,000	$10.97	10,500	$10.83
Restricted stock vested	(4,500)	$10.95	(7,000)	$10.75

Restricted stock at end of period	3,500	$10.99	3,500	$10.99

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2013			2012
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except share and per share data)
Three months ended June 30:
Basic EPS	$9,519	31,590,760	$0.30	$55,775	31,475,610	$1.77
Effect of dilutive securities - options, warrants and unvested restricted stock	—	65,228	—	—	24,193	—

Diluted EPS	$9,519	31,655,988	$0.30	$55,775	31,499,803	$1.77

Six months ended June 30:
Basic EPS	$19,629	31,565,013	$0.62	$63,116	31,473,065	$2.01
Effect of dilutive securities - options, warrants and unvested restricted stock	—	68,522	—	—	16,878	(0.01)

Diluted EPS	$19,629	31,633,535	$0.62	$63,116	31,489,943	$2.00

For the three months ended June 30, 2013 and 2012, there were 74,275 and 123,650 options, warrants and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2013 and 2012, there were 74,275 and 373,650 options, warrants and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30,	December 31,
	2013	2012
	(In thousands)
Commitments to extend credit	$177,955	$182,746
Standby letters of credit	9,694	10,588
Commercial letters of credit	4,150	6,092
Unused credit card lines	11,805	13,459

Total undisbursed loan commitments	$203,604	$212,885

Note 11 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through June 30, 2014. Hanmi Financial redeemed $30.9 million of trust preferred securities (“TPS”) in March 2013, and fully paid the remaining $51.5 million of TPS in April 2013.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2013, the Bank had no brokered deposits, and had FHLB advances of $2.7 million compared to $2.9 million as of December 31, 2012.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its total assets. As of June 30, 2013, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $429.2 million and $426.5 million, respectively, compared to $275.1 million and $272.2 million, respectively, as of December 31, 2012. The Bank’s FHLB borrowings as of June 30, 2013 and December 31, 2012 totaled $2.7 million and $2.9 million, respectively, which represented 0.10 percent of total assets as of both dates.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $99.5 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $138.6 million, and had no borrowings as of June 30, 2013. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for reverse repurchase agreements up to a maximum of $100.0 million.

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

Note 13 — Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months periods ended June 30, 2013 and 2012 was as follows:

	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Gains and Losses on Interest Rate Swap	Unrealized Gains and Losses on Interest-Only Strip	Tax (Expense) Benefit	Total
			(In thousands)
For the three months ended June 30, 2013
Balance at beginning of period	$6,771	$—	$19	$(1,695)	$5,095
Other comprehensive (loss) income before reclassification	(5,553)	—	(2)	2,397	(3,158)
Reclassification from accumulated other comprehensive income	(303)	—	—	—	(303)

Period change	(5,856)	—	(2)	2,397	(3,461)

Balance at end of period	$915	$—	$17	$702	$1,634

For the three months ended June 30, 2012
Balance at beginning of period	$4,789	$(9)	$23	$(602)	$4,201
Other comprehensive (loss) income before reclassification	(82)	9	(9)	300	218
Reclassification from accumulated other comprehensive income	(1,265)	—	—	—	(1,265)

Period change	(1,347)	9	(9)	300	(1,047)

Balance at end of period	$3,442	$—	$14	$(302)	$3,154

For the three months ended June 30, 2013, there was a $303,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $303,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $812,000 in accumulated other comprehensive income.

For the three months ended June 30, 2012, there was a $1.3 million reclassification from accumulated other comprehensive income to gains in earnings, which resulted from the redemption and sale of available-for-sale securities. The $1.3 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $1.9 million in accumulated other comprehensive income.

Activity in accumulated other comprehensive income for the six months periods ended June 30, 2013 and 2012 was as follows:

	Unrealized Gains and Losses on Available-for- Sale Securities	Unrealized Gains and Losses on Interest Rate Swap	Unrealized Gains and Losses on Interest-Only Strip	Tax (Expense) Benefit	Total
			(In thousands)
For the six months ended June 30, 2013
Balance at beginning of period	$7,348	$—	$16	$(1,946)	$5,418
Other comprehensive (loss) income before reclassification	(6,121)	—	1	2,648	(3,472)
Reclassification from accumulated other comprehensive income	(312)	—	—	—	(312)

Period change	(6,433)	—	1	2,648	(3,784)

Balance at end of period	$915	$—	$17	$702	$1,634

For the six months ended June 30, 2012
Balance at beginning of period	$4,115	$(9)	$20	$(602)	$3,524
Other comprehensive (loss) income before reclassification	593	9	(6)	300	896
Reclassification from accumulated other comprehensive income	(1,266)	—	—	—	(1,266)

Period change	(673)	9	(6)	300	(370)

Balance at end of period	$3,442	$—	$14	$(302)	$3,154

For the six months ended June 30, 2013, there was a $312,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $312,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $856,000 in accumulated other comprehensive income.

For the six months ended June 30, 2012, there was a $1.3 million reclassification from accumulated other comprehensive income to gains in earnings, which resulted from the redemption and sale of available-for-sale securities. The $1.3 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as an unrealized gain of $1.7 million in accumulated other comprehensive income.

Note 14 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the foregoing, there have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2013. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (this “Report”).

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

Selected Financial Data

The following tables set forth certain selected financial data for the periods indicated:

	As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Average balances:
Average gross loans, net of deferred loan fees (1)	$2,165,741	$2,003,475	$2,119,881	$1,994,273
Average investment securities	423,562	417,202	433,263	420,735
Average interest-earning assets	2,657,629	2,642,428	2,675,425	2,659,085
Average total assets	2,793,505	2,723,432	2,811,614	2,732,485
Average deposits	2,365,887	2,308,193	2,357,389	2,322,733
Average borrowings	19,154	86,509	48,937	86,087
Average interest-bearing liabilities	1,663,951	1,720,781	1,695,406	1,748,995
Average stockholders’ equity	393,741	300,578	388,402	294,092
Per share data:
Earnings per share - basic	$0.30	$1.77	$0.62	$2.01
Earnings per share - diluted	$0.30	$1.77	$0.62	$2.00
Common shares outstanding	31,604,837	31,489,201	31,604,837	31,489,201
Book value per share (2)	$12.51	$11.07	$12.51	$11.07
Performance ratios:
Return on average assets (3) (4)	1.37%	8.24%	1.41%	4.65%
Return on average stockholders’ equity (3) (5)	9.70%	74.63%	10.19%	43.16%
Efficiency ratio (6)	56.55%	61.07%	56.49%	63.62%
Net interest spread (7)	3.81%	3.45%	3.68%	3.36%
Net interest margin (8)	4.10%	3.84%	3.98%	3.77%
Average stockholders’ equity to average total assets	14.09%	11.04%	13.81%	10.76%
Selected capital ratios: (9)
Total risk-based capital ratio:
Hanmi Financial	16.50%	20.02%	16.50%	20.02%
Hanmi Bank	16.53%	19.06%	16.53%	19.06%
Tier 1 risk-based capital ratio:
Hanmi Financial	15.23%	18.74%	15.23%	18.74%
Hanmi Bank	15.26%	17.79%	15.26%	17.79%
Tier 1 leverage ratio:
Hanmi Financial	12.90%	14.70%	12.90%	14.70%
Hanmi Bank	12.88%	13.95%	12.88%	13.95%
Asset quality ratios:
Non-performing loans to gross loans(10)	1.28%	2.32%	1.28%	2.32%
Non-performing assets to total assets(11)	1.04%	1.62%	1.04%	1.62%
Net loan charge-offs to average gross loans(12)	0.30%	2.67%	0.37%	2.47%
Allowance for loan losses to gross loans	2.74%	3.69%	2.74%	3.69%
Allowance for loan losses to total non-performing loans	214.03%	159.26%	214.03%	159.26%

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	As of June 30,
	2013	2012
	(In thousands, except share and per share data)
Hanmi Financial Corporation
Total assets	$2,773,414	$2,846,652
Less other intangible assets	(1,253)	(1,417)

Tangible assets	$2,772,161	$2,845,235

Total stockholders’ equity	$395,396	$348,456
Less other intangible assets	(1,253)	(1,417)

Tangible stockholders’ equity	$394,143	$347,039

Total stockholders’ equity to total assets	14.26%	12.24%
Tangible common equity to tangible assets	14.22%	12.20%
Common shares outstanding	31,604,837	31,489,201
Tangible common equity per common share	$12.47	$11.02

	As of June 30,
	2013	2012
	(In thousands)
Hanmi Bank
Total assets	$2,768,581	$2,841,441
Less other intangible assets	—	—

Tangible assets	$2,768,581	$2,841,441

Total stockholders’ equity	$378,116	$407,407
Less other intangible assets	—	—

Tangible stockholders’ equity	$378,116	$407,407

Total stockholders’ equity to total assets	13.66%	14.34%
Tangible common equity to tangible assets	13.66%	14.34%

Executive Overview

For the second quarter ended June 30, 2013, we recognized consolidated net income of $9.5 million, or $0.30 per diluted share, compared to consolidated net income of $55.8 million, or $1.77 per diluted share, for the second quarter ended June 30, 2012.

•

Net interest margin increased to 4.10 percent in the second quarter of 2013, up 24 basis points from 3.86 percent in the first quarter of 2013 and up 26 basis points from 3.84 percent in the second quarter of 2012. Yields on earning assets improved 16 basis points to 4.59 percent, while the cost of interest-bearing liabilities continued to improve by 11 basis points to 0.78 percent during the second quarter of 2013.

•

New loan production during the second quarter of 2013 totaled $163.8 million, consisting of $119.5 million of commercial real estate loans including $43.9 million of owner-occupied property loans, $31.2 million of Small Business Administration (“SBA”) loans, $11.9 million of commercial term and lines of credit loans, and $1.2 million of consumer loans.

•

Asset quality improved during the second quarter of 2013, with non-performing assets declining to 1.04 percent of total assets. Net charge offs also continued to improve, totaling $1.6 million, or 0.30 percent of average gross loans on an annualized basis.

•	The redemption of the remaining $50 million in trust preferred securities (“TPS”) in April 2013 resulted in an interest cost reduction of $510,000 in the second quarter of 2013.

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

	Three Months Ended
	June 30, 2013			June 30, 2012
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,165,741	$27,839	5.16%	$2,003,475	$27,241	5.47%
Municipal securities-taxable	46,102	454	3.94%	44,867	442	3.94%
Municipal securities-tax exempt (2)	10,707	112	4.20%	13,011	152	4.68%
Obligations of other U.S. government agencies	93,432	432	1.85%	77,390	380	1.96%
Other debt securities	273,321	1,214	1.78%	281,934	1,368	1.94%
Equity securities	28,729	343	4.78%	31,107	176	2.26%
Federal funds sold	341	—	0.00%	29,844	31	0.42%
Term federal funds sold	—	—	0.00%	70,384	168	0.95%
Interest-bearing deposits in other banks	39,256	24	0.25%	90,416	59	0.26%

Total interest-earning assets	2,657,629	30,418	4.59%	2,642,428	30,017	4.57%

Noninterest-earning assets:
Cash and cash equivalents	66,643			71,162
Allowance for loan losses	(61,026)			(79,089)
Other assets	130,259			88,931

Total noninterest-earning assets	135,876			81,004

Total assets	$2,793,505			$2,723,432

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$115,685	$466	1.62%	$111,685	$586	2.11%
Money market checking and NOW accounts	591,317	769	0.52%	514,662	769	0.60%
Time deposits of $100,000 or more	565,927	1,057	0.75%	659,176	1,763	1.08%
Other time deposits	371,868	808	0.87%	348,749	835	0.96%
FHLB advances	9,188	41	1.79%	4,103	43	4.22%
Junior subordinated debentures	9,966	84	3.38%	82,406	797	3.89%

Total interest-bearing liabilities	1,663,951	3,225	0.78%	1,720,781	4,793	1.12%

Noninterest-bearing liabilities:
Demand deposits	721,090			673,921
Other liabilities	14,723			28,152

Total noninterest-bearing liabilities	735,813			702,073

Total liabilities	2,399,764			2,422,854
Stockholders’ equity	393,741			300,578

Total liabilities and stockholders’ equity	$2,793,505			$2,723,432

Net interest income		$27,193			$25,224

Cost of deposits			0.53%			0.69%

Net interest spread (3)			3.81%			3.45%

Net interest margin (4)			4.10%			3.84%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $205,000 and $433,000 for the three months ended June 30, 2013 and 2012, respectively.
(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2013 vs.
	Three Months Ended June 30, 2012
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
		(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$2,184	$(1,586)	$598
Municipal securities-taxable	12	(0)	12
Municipal securities-tax exempt	(25)	(15)	(40)
Obligations of other U.S. government agencies	74	(22)	52
Other debt securities	(41)	(113)	(154)
Equity securities	(14)	181	167
Federal funds sold	(15)	(16)	(31)
Term federal funds sold	(84)	(84)	(168)
Interest-bearing deposits in other banks	(32)	(3)	(35)

Total interest and dividend income	$2,059	$(1,658)	$401

Interest expense:
Savings	$21	$(141)	$(120)
Money market checking and NOW accounts	108	(108)	—
Time deposits of $100,000 or more	(225)	(481)	(706)
Other time deposits	54	(81)	(27)
FHLB advances	32	(34)	(2)
Junior subordinated debentures	(621)	(92)	(713)

Total interest expense	$(631)	$(937)	$(1,568)

Change in net interest income	$2,690	$(721)	$1,969

Interest income increased 1.3 percent to $30.4 million for the three months ended June 30, 2013 from $30.0 million for the same period in 2012. Interest expense decreased $1.6 million, or 32.7 percent, to $3.2 million for the three months ended June 30, 2013 compared to $4.8 million for the same period in 2012. For the three months ended June 30, 2013 and 2012, net interest income before credit losses on a tax-equivalent basis was $27.2 million and $25.2 million, respectively. The increase in net interest income before credit losses was primarily attributable to lower deposit costs resulting from the replacement of high-cost time deposits with low-cost deposits and a decrease in interest expense from the redemption of $50 million of TPS. The net interest spread and net interest margin for the three months ended June 30, 2013 were 3.81 percent and 4.10 percent, respectively, compared to 3.45 percent and 3.84 percent, respectively, for the three months ended June 30, 2012.

Average gross loans increased by $162.3 million, or 8.1 percent, to $2.17 billion for the three months ended June 30, 2013 from $2.00 billion for the same period in 2012. Average investment securities increased by $6.4 million, or 1.5 percent, to $423.6 million for the three months ended June 30, 2013 from $417.2 million for the same period in 2012. Average interest-earning assets increased by $15.2 million, or 0.6 percent, to $2.66 billion for the three months ended June 30, 2013 from $2.64 billion for the same period in 2012. The increase in average interest-earning assets was due mainly to an increase in new loan production. Average interest-bearing liabilities decreased $56.8 million to $1.66 billion for the three months ended June 30, 2013, compared to $1.72 billion for the same period in 2012. The decrease in average interest-bearing liabilities resulted primarily from the redemption of $50 million of TPS and the reduction of high-cost time deposits.

The average yield on loans decreased to 5.16 percent for the three months ended June 30, 2013 from 5.47 percent for the same period in 2012. The decrease in loan yields was attributable to new loans originated at lower rates due to high competition in the market. The average yield on investment securities decreased to 2.09 percent for the three months ended June 30, 2013 from 2.25 percent for the same period in 2012. The decrease was mainly attributable to new securities purchased with lower rates. The average yield on interest-earning assets increased by 2 basis points to 4.59 percent for the three months ended June 30, 2013, from 4.57 percent for the same period in 2012, due primarily to on-going investment of funds to higher yielding loans. The average cost on interest-bearing liabilities decreased by 34 basis points to 0.78 percent for the three months ended June 30, 2013 from 1.12 percent for the same period in 2012. This decrease was due primarily to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing, while reducing wholesale funds and rate sensitive deposits.

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Six Months Ended
	June 30, 2013			June 30, 2012
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,119,881	$54,638	5.20%	$1,994,273	$54,783	5.52%
Municipal securities-taxable	46,106	908	3.94%	44,427	888	4.00%
Municipal securities-tax exempt (2)	11,749	258	4.40%	13,147	310	4.72%
Obligations of other U.S. government agencies	91,219	854	1.87%	75,418	705	1.87%
Other debt securities	284,189	2,454	1.73%	287,743	2,696	1.87%
Equity securities	29,528	634	4.29%	31,789	333	2.10%
Federal funds sold	3,136	6	0.39%	15,847	33	0.37%
Term federal funds sold	—	—	0.00%	98,434	493	0.94%
Interest-bearing deposits in other banks	89,617	112	0.25%	98,007	127	0.26%

Total interest-earning assets	2,675,425	59,864	4.51%	2,659,085	60,368	4.57%

Noninterest-earning assets:
Cash and cash equivalents	66,406			70,204
Allowance for loan losses	(61,828)			(83,557)
Other assets	131,611			86,753

Total noninterest-earning assets	136,189			73,400

Total assets	$2,811,614			$2,732,485

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$114,937	$924	1.62%	$108,681	$1,159	2.14%
Money market checking and NOW accounts	579,711	1,489	0.52%	490,163	1,454	0.60%
Time deposits of $100,000 or more	580,485	2,232	0.78%	720,869	4,511	1.26%
Other time deposits	371,336	1,614	0.88%	343,195	1,747	1.02%
FHLB advances	6,056	79	2.63%	3,681	86	4.70%
Other Borrowings	—	—	0.00%	—	1	0.00%
Junior subordinated debentures	42,881	678	3.19%	82,406	1,597	3.89%

Total interest-bearing liabilities	1,695,406	7,016	0.83%	1,748,995	10,555	1.21%

Noninterest-bearing liabilities:
Demand deposits	710,920			659,825
Other liabilities	16,886			29,573

Total noninterest-bearing liabilities	727,806			689,398

Total liabilities	2,423,212			2,438,393
Stockholders’ equity	388,402			294,092

Total liabilities and stockholders’ equity	$2,811,614			$2,732,485

Net interest income		$52,848			$49,813

Cost of deposits			0.54%			0.77%

Net interest spread (3)			3.68%			3.36%

Net interest margin (4)			3.98%			3.77%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $426,000 and $740,000 for the six months ended June 30, 2013 and 2012, respectively.
(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended June 30, 2013 vs.
	Six Months Ended June 30, 2012
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
		(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$1,586	$(1,731)	$(145)
Municipal securities-taxable	24	(4)	20
Municipal securities-tax exempt	(31)	(21)	(52)
Obligations of other U.S. government agencies	148	1	149
Other debt securities	(34)	(208)	(242)
Equity securities	(3)	304	301
Federal funds sold	(27)	(0)	(27)
Term federal funds sold	(247)	(246)	(493)
Interest-bearing deposits in other banks	(11)	(4)	(15)

Total interest and dividend income	$1,405	$(1,909)	$(504)

Interest expense:
Savings	$9	$(244)	$(235)
Money market checking and NOW accounts	135	(100)	35
Time deposits of $100,000 or more	(767)	(1,512)	(2,279)
Other time deposits	41	(174)	(133)
FHLB advances	18	(25)	(7)
Junior subordinated debentures	(668)	(251)	(919)

Total interest expense	$(1,232)	$(2,306)	$(3,538)

Change in net interest income	$2,637	$397	$3,034

Interest income decreased 0.8 percent to $59.9 million for the six months ended June 30, 2013 from $60.4 million for the same period in 2012. Interest expense decreased $3.5 million, or 33.5 percent, to $7.0 million for the six months ended June 30, 2013 compared to $10.6 million for the same period in 2012. For the six months ended June 30, 2013 and 2012, net interest income before credit losses on a tax-equivalent basis was $52.8 million and $49.8 million, respectively. The increase in net interest income before credit losses was primarily attributable to lower deposit costs resulting from the replacement of high-cost time deposits with low-cost deposit and a decrease in interest expense from the full redemption of $80 million of TPS. The net interest spread and net interest margin for the six months ended June 30, 2013 were 3.68 percent and 3.98 percent, respectively, compared to 3.36 percent and 3.77 percent, respectively, for the six months ended June 30, 2012.

Average gross loans increased by $125.6 million, or 6.3 percent, to $2.12 billion for the six months ended June 30, 2013 from $1.99 billion for the same period in 2012. Average investment securities increased by $12.5 million, or 3.0 percent, to $433.3 million for the six months ended June 30, 2013 from $420.7 million for the same period in 2012. Average interest-earning assets increased by $16.3 million, or 0.6 percent, to $2.68 billion for the six months ended June 30, 2013 from $2.66 billion for the same period in 2012. The increase in average interest-earning assets was due mainly to an increase in new loan production. Average interest bearing liabilities decreased $53.6 million to $1.70 billion for the six months ended June 30, 2013, compared to $1.75 billion for the same period in 2012. The decrease in average interest-bearing liabilities resulted primarily from the full redemption of $80 million of TPS and the reduction of high-cost time deposits.

The average yield on loans decreased to 5.20 percent for the six months ended June 30, 2013 from 5.52 percent for the same period in 2012. The decrease in loan yields was attributable to new loans originated at lower rates due to high competition in the market. The average yield on investment securities decreased to 2.07 percent for the six months ended June 30, 2013 from 2.19 percent for the same period in 2012. The decrease was due mainly to the decrease in interest income from other debt securities. The average yield on interest-earning assets decreased by 6 basis points to 4.51 percent for the six months ended

June 30, 2013, from 4.57 percent for the same period in 2012, due primarily to new loans generated with lower rates. The average cost on interest-bearing liabilities decreased by 38 basis points to 0.83 percent for the six months ended June 30, 2013 from 1.21 percent for the same period in 2012. This decrease was due primarily to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing, while reducing wholesale funds and rate sensitive deposits.

Provision for Credit Losses

For the three months ended June 30, 2013 and 2012, the provisions for credit losses were zero and $4.0 million, respectively. For the six months ended June 30, 2013 and 2012, the provisions for credit losses were zero and $6.0 million, respectively. Net charge-offs decreased by $11.8 million, or 87.9 percent, to $1.6 million for the three months ended June 30, 2013 from $13.4 million for the same period in 2012. Net charge-offs decreased by $20.8 million, or 84.1 percent, to $3.9 million for the six months ended June 30, 2013 from $24.7 million for the same period in 2012. Non-performing loans decreased to $28.0 million at June 30, 2013 from $45.1 million at June 30, 2012, representing 1.28 percent and 2.32 percent of gross loans, respectively. See “—Financial Condition—Non-Performing Assets” and “—Financial Condition—Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Service charges on deposit accounts	$2,884	$2,936	$(52)	-1.77%
Insurance commissions	1,418	1,294	124	9.58%
Remittance fees	541	487	54	11.09%
Trade finance fees	276	292	(16)	-5.48%
Other service charges and fees	335	380	(45)	-11.84%
Bank-owned life insurance income	233	238	(5)	-2.10%
Gain on sales of SBA loans guaranteed portion	2,378	5,473	(3,095)	-56.55%
Net loss on sales of other loans	(460)	(5,326)	4,866	-91.36%
Net gain on sales of investment securities	303	1,381	(1,078)	-78.06%
Other-than-temporary impairment loss on investment securities	—	(116)	116	-100.00%
Other operating income	242	150	92	61.33%

Total non-interest income	$8,150	$7,189	$961	13.37%

Non-interest income increased to $8.2 million for the three months ended June 30, 2013, compared to $7.2 million for the same period in 2012. Non-interest income as a percentage of average assets was 1.17 percent for the three months ended June 30, 2013, up from 1.06 percent of average assets for the same period in 2012.

One of our largest sources of non-interest income for the three months ended June 30, 2013 was a net gain from selling the guaranteed portions of SBA loans, which totaled $2.4 million, or 29.2 percent of total non-interest income, compared to $5.5 million, or 76.1 percent of total non-interest income for the same period in 2012. The Company sold $26.6 million and $65.2 million of the guaranteed portions of SBA loans during the three months ended June 30, 2013 and 2012, respectively. Net loss on sales of other loans, which includes the valuation adjustment to loans held for sale, decreased to $460,000 for the three months ended June 30, 2013 from $5.3 million for the same period in 2012. The sale of other loans decreased significantly to $4.4 million for the three months ended June 30, 2013 from $44.3 million for the three months ended June 30, 2012. The decrease in net loss on sales of other loans was due primarily to continuing improvement in asset quality.

The following table sets forth the various components of non-interest income for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Service charges on deposit accounts	$5,932	$6,104	$(172)	-2.82%
Insurance commissions	2,631	2,530	101	3.99%
Remittance fees	1,038	941	97	10.31%
Trade finance fees	553	584	(31)	-5.31%
Other service charges and fees	733	744	(11)	-1.48%
Bank-owned life insurance income	463	637	(174)	-27.32%
Gain on sales of SBA loans guaranteed portion	5,070	5,473	(403)	-7.36%
Net loss on sales of other loans	(557)	(7,719)	7,162	-92.78%
Net gain on sales of investment securities	312	1,382	(1,070)	-77.42%
Other-than-temporary impairment loss on investment securities	—	(116)	116	-100.00%
Other operating income	332	262	70	26.72%

Total non-interest income	$16,507	$10,822	$5,685	52.53%

Non-interest income increased to $16.5 million for the six months ended June 30, 2013, compared to $10.8 million for the same period in 2012. Non-interest income as a percentage of average assets was 1.18 percent for the six months ended June 30, 2013, up from 0.80 percent of average assets for the same period in 2012.

One of our largest sources of non-interest income for the six months ended June 30, 2013 was a net gain from selling the guaranteed portions of SBA loans, which totaled $5.1 million compared to $5.5 million for the same period in 2012. The Company sold $53.8 million and $65.2 million of the guaranteed portions of SBA loans during the six months ended June 30, 2013 and 2012, respectively. Net loss on sales of other loans, which includes the valuation adjustment to loans held for sale, decreased to $557,000 for the six months ended June 30, 2013 from $7.7 million for the same period in 2012. The sale of other loans decreased significantly to $5.9 million for the six months ended June 30, 2013 from $73.0 million for the same period in 2012. The decrease in net loss on sales of other loans was due primarily to a direct result of our management’s effort to reduce problem and non-performing assets and continuing improvement in asset quality.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$9,415	$9,449	$(34)	-0.36%
Occupancy and equipment	2,555	2,621	(66)	-2.52%
Deposit insurance premiums and regulatory assessments	517	1,498	(981)	-65.49%
Data processing	1,142	1,298	(156)	-12.02%
Other real estate owned expense	(20)	69	(89)	-128.99%
Professional fees	2,365	1,089	1,276	117.17%
Directors and officers liability insurance	219	295	(76)	-25.76%
Supplies and communications	630	576	54	9.38%
Advertising and promotion	1,005	1,009	(4)	-0.40%
Loan-related expense	91	88	3	3.41%
Amortization of other intangible assets	41	45	(4)	-8.89%
Other operating expenses	2,004	1,726	278	16.11%

Total non-interest expense	$19,964	$19,763	$201	1.02%

Non-interest expense increased to $20.0 million for the three months ended June 30, 2013, compared to $19.8 million for the same period in 2012. Non-interest expense as a percentage of average assets was 2.86 percent for the three months ended June 30, 2013, down from 2.90 percent of average assets for the same period in 2012.

Professional fees increased by $1.3 million, or 117.2 percent, to $2.4 million for the three months ended June 30, 2013, compared to $1.1 million for the same period in 2012, due mainly to legal expenses incurred in defending lawsuits in the ordinary course of business, as well as professional and legal expenses related to reviews of potential strategic transactions. Reflecting lower premium and assessment rates as a result of overall improvement in our financial condition, deposit insurance premiums and regulatory assessments decreased by $981,000, or 65.5 percent, to $517,000 for the three months ended June 30, 2013 compared to $1.5 million for the same period in 2012.

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Six Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$18,766	$18,559	$207	1.12%
Occupancy and equipment	5,111	5,216	(105)	-2.01%
Deposit insurance premiums and regulatory assessments	751	2,899	(2,148)	-74.09%
Data processing	2,312	2,551	(239)	-9.37%
Other real estate owned expense	12	25	(13)	-52.00%
Professional fees	4,521	1,838	2,683	145.97%
Directors and officers liability insurance	439	592	(153)	-25.84%
Supplies and communications	1,125	1,134	(9)	-0.79%
Advertising and promotion	1,677	1,610	67	4.16%
Loan-related expense	237	288	(51)	-17.71%
Amortization of other intangible assets	82	116	(34)	-29.31%
Other operating expenses	4,098	3,681	417	11.33%

Total non-interest expense	$39,131	$38,509	$622	1.62%

Non-interest expense increased to $39.1 million for the six months ended June 30, 2013, compared to $38.5 million for the same period in 2012. Non-interest expense as a percentage of average assets was 2.80 percent for the six months ended June 30, 2013, down from 2.83 percent of average assets for the same period in 2012.

Professional fees increased by $2.7 million, or 146.0 percent, to $4.5 million for the six months ended June 30, 2013, compared to $1.8 million for the same period in 2012, due mainly to legal expenses incurred in defending lawsuits in the ordinary course of business, as well as professional and legal expenses related to reviews of potential strategic transactions. Reflecting lower premium and assessment rates as a result of overall improvement in our financial condition, deposit insurance premiums and regulatory assessments decreased by $2.1 million, or 74.1 percent, to $751,000 for the six months ended June 30, 2013 compared to $2.9 million for the same period in 2012.

Provision for Income Taxes

For the six months ended June 30, 2013, income tax expenses of $10.5 million were recognized on pre-tax income of $30.1 million, representing an effective tax rate of 34.9 percent, compared to income tax benefit of $47.1 million on pre-tax income of $16.0 million, representing an effective tax rate of (294.0) percent, for the same period in 2012.

Financial Conditions

Investment Portfolio

Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held-to-maturity.” All other securities are classified as “available-for-sale.” There were no trading or held-to-maturity securities as of June 30, 2013 and December 31, 2012. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of June 30, 2013, the investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations. Investment securities available-for-sale were 100 percent of the investment portfolio as of June 30, 2013 and December 31, 2012. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, securities available-for-sale were $400.8 million, or 14.5 percent of assets, compared to $451.1 million, or 15.6 percent of assets, as of December 31, 2012. For the six months ended June 30, 2013, securities available-for-sale decreased by $50.2 million, or 11.1 percent, from $451.1 million as of December 31, 2012, in the form of sales, calls, prepayments and scheduled amortization.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	June 30, 2013			December 31, 2012
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities (1)	$125,177	$124,618	$(559)	$157,185	$160,326	$3,141
Collateralized mortgage obligations (1)	83,955	84,848	893	98,821	100,487	1,666
U.S. government agency securities	98,853	97,604	(1,249)	92,990	93,118	128
Municipal bonds-tax exempt	10,166	10,651	485	12,209	12,812	603
Municipal bonds-taxable	44,053	45,546	1,493	44,248	46,142	1,894
Corporate bonds	20,475	20,375	(100)	20,470	20,400	(70)
SBA loan pool securities	13,842	13,501	(341)	14,104	14,026	(78)
Other securities	3,025	2,933	(92)	3,331	3,357	26
Equity securities	354	739	385	354	392	38

Total securities available-for-sale:	$399,900	$400,815	$915	$443,712	$451,060	$7,348

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of investment securities as of June 30, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2042, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Within one year	$—	$—
Over one year through five years	29,404	29,406
Over five years through ten years	111,880	111,811
Over ten years	49,130	49,393
Mortgage-backed securities	125,177	124,618
Collateralized mortgage obligations	83,955	84,848
Equity securities	354	739

Total	$399,900	$400,815

FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the six months ended June 30, 2013.

Gross unrealized losses on investment securities available-for-sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2013 and December 31, 2012:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(In thousands, except number of securities)
June 30, 2013:
Mortgage-backed securities	$1,871	$79,024	26	$—	$—	—	$1,871	$79,024	26
Collateralized mortgage obligations	521	25,134	10	—	—	—	521	25,134	10
U.S. government agency securities	1,267	89,068	31	—	—	—	1,267	89,068	31
Municipal bonds-taxable	183	7,485	6	3	444	1	186	7,929	7
Corporate bonds	108	4,880	1	168	10,819	3	276	15,699	4
SBA loan pool securities	341	13,501	4	—	—	—	341	13,501	4
Other securities	10	2,016	4	83	918	1	93	2,934	5

Total	$4,301	$221,108	82	$254	$12,181	5	$4,555	$233,289	87

December 31, 2012:
Mortgage-backed securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
Collateralized mortgage obligations	109	14,344	5	—	—	—	109	14,344	5
U.S. government agency securities	94	26,894	9	—	—	—	94	26,894	9
Municipal bonds-taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate bonds	—	—	—	246	10,738	3	246	10,738	3
SBA loan pool securities	82	11,004	3	—	—	—	82	11,004	3
Other securities	1	12	1	46	953	1	47	965	2
Equity securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2013 and December 31, 2012 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2013 and December 31, 2012 were not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2013 and December 31, 2012 were warranted.

Investment securities available-for-sale with carrying values of $55.7 million and $18.2 million as of June 30, 2013 and December 31, 2012, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

The following table shows the loan composition by type, excluding loans held for sale, as of the dates indicated:

	June 30, 2013	December 31, 2012	Increase (Decrease)
			Amount	Percentage
	(In thousands)
Real estate loans:
Commercial property	$887,782	$787,094	$100,688	12.8%
Residential property	88,654	101,778	(13,124)	-12.9%

Total real estate loans	976,436	888,872	87,564	9.9%
Commercial and lndustrial loans:
Commercial term	940,555	884,364	56,191	6.4%
Commercial lines of credit	45,195	56,121	(10,926)	-19.5%
SBA loans	157,240	148,306	8,934	6.0%
International loans	32,583	34,221	(1,638)	-4.8%

Total commercial and industrial loans	1,175,573	1,123,012	52,561	4.7%
Consumer loans (1)	35,380	36,676	(1,296)	-3.5%

Total gross loans	2,187,389	2,048,560	138,829	6.8%
Allowance for loans losses	(59,876)	(63,305)	3,429	-5.4%
Deferred loan fees	695	796	(101)	-12.7%

Loans receivable, net	$2,128,208	$1,986,051	$142,157	7.2%

(1)	Consumer loans include home equity line of credit.

As of June 30, 2013 and December 31, 2012, loans receivable (excluding loans held for sale), net of deferred loan fees and allowance for loan losses, totaled $2.13 billion and $1.99 billion, respectively, representing an increase of $142.2 million, or 7.2 percent. Gross loans increased by $138.8 million, or 6.8 percent, to $2.19 billion as of June 30, 2013, from $2.05 billion as of December 31, 2012. The increase was attributable to increases in real estate loans by 9.9 percent, commercial term loans by 6.4 percent, and SBA loans by 6.0 percent from the year ended December 31, 2012. The increase was partially offset by a decline in commercial lines of credit by 19.5 percent.

During the six months ended June 30, 2013, total loan disbursement consisted of $257.6 million in commercial real estate loans, $67.3 million in SBA loans and $16.9 million in commercial and industrial loans. The increase was offset by decreases in loans resulting from $53.2 million of transfers to loans held for sale, $6.5 million of gross charge-offs, $143.9 million of pay-offs and other net amortizations.

As of June 30, 2013, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of gross loans outstanding:

		Percentage of
	Balance as of	Gross Loans
Industry	June 30, 2013	Outstanding
	(In thousands)
Lessor of non-residential buildings	$556,363	25.41%
Accommodation/hospitality	$366,743	16.74%
Gasoline stations	$300,161	13.71%

There was no other concentration of loans to any one type of industry exceeding 10 percent of gross loans outstanding.

Non-Performing Assets

Non-performing loans consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Loans are placed on non-accrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on non-accrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Except for non-performing loans set forth below, management is not aware of any loans as of June 30, 2013 and December 31, 2012 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	June 30, 2013	December 31, 2012	Increase (Decrease)
			Amount	Percentage
	(In thousands)
Non-performing loans:
Real estate loans:
Commercial property
Retail	$—	$1,079	$(1,079)	-100.0%
Land	1,612	2,097	(485)	-23.1%
Residential property	1,620	1,270	350	27.6%
Commercial and industrial loans:
Commercial term
Unsecured	6,209	8,311	(2,102)	-25.3%
Secured by real estate	5,389	8,679	(3,290)	-37.9%
Commercial lines of credit	1,052	1,521	(469)	-30.8%
SBA loans	10,596	12,563	(1,967)	-15.7%
Consumer loans	1,497	1,759	(262)	-14.9%

Total non-accrual loans	27,975	37,279	(9,304)	-25.0%
Loans 90 days or more past due and still accruing	—	—	—	0.0%

Total non-performing loans (1) (2)	27,975	37,279	(9,304)	-25.0%
Other real estate owned	900	774	126	16.3%

Total non-performing assets	$28,875	$38,053	$(9,178)	-24.1%

Non-performing loans as a percentage of total gross loans	1.28%	1.82%
Non-performing assets as a percentage of total assets	1.04%	1.32%
Total debt restructured performing loans	$15,623	$16,980

(1)	Includes non-performing troubled debt restructured loans of $13.4.0 million and $18.8 million as of June 30, 2013 and December 31, 2012, respectively
(2)	Excludes loans held for sale

Non-accrual loans, excluding loans held for sale, totaled $28.0 million as of June 30, 2013, compared to $37.3 million as of December 31, 2012, representing a 25.0 percent decrease. Delinquent loans (defined as 30 days or more past due) were $14.9 million as of June 30, 2013, compared to $16.5 million as of December 31, 2012, representing a 9.5 percent decrease. As of June 30, 2013, delinquent loans of $12.3 million were included in non-performing loans. The $14.1 million of delinquent loans as of December 31, 2012 was included in non-performing loans. During the six months ended June 30, 2013, loans totaling $6.3 million were placed on non-accrual status. The additions to non-accrual loans were offset by $5.7 million in transfers to loans held for sale, $4.2 million in charge-offs, $2.5 million in principal paydowns and payoffs, $1.4 million in upgrades to accrual, $1.2 million in note sales, and $670,000 in SBA guaranteed portions received.

The ratio of non-performing loans to gross loans also decreased to 1.28 percent at June 30, 2013 from 1.82 percent at December 31, 2012. During the same period, our allowance for loan losses decreased by $3.4 million, or 5.4 percent, to $59.9 million from $63.3 million. Of the $28.0 million non-performing loans, approximately $23.3 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $4.9 million as of June 30, 2013. We calculate our allowance for the collateral-dependent loans as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of June 30, 2013, OREO consisted of two properties in Virginia and California with a combined carrying value of $900,000 and a valuation adjustment of $126,000. As of December 31, 2012, there were two properties located in Illinois and Virginia with a combined carrying value of $774,000 and no valuation adjustment.

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
	(In thousands)
June 30, 2013
Real estate loans:
Commercial property
Retail	$1,818	$1,818	$1,818	$—	$—
Land	1,612	1,902	1,612	—	—
Other	523	523	—	523	28
Construction	—	—	—	—	—
Residential property	3,019	3,091	3,019	—	—
Commercial and industrial loans:
Commercial term
Unsecured	12,689	13,742	3,440	9,249	3,863
Secured by real estate	16,492	17,649	15,887	605	119
Commercial lines of credit	1,052	1,259	1,052	—	—
SBA loans	5,541	8,832	3,363	2,178	998
International loans	1,281	1,280	572	709	31
Consumer loans	1,647	1,718	457	1,190	385

Total gross loans	$45,674	$51,814	$31,220	$14,454	$5,424

December 31, 2012
Real estate loans:
Commercial property
Retail	$2,930	$3,024	$2,930	$—	$—
Land	2,097	2,307	2,097	—	—
Other	527	527	—	527	67
Construction	—	—	—	—	—
Residential property	3,265	3,308	1,866	1,399	94
Commercial and industrial loans:
Commercial term
Unsecured	14,532	15,515	6,826	7,706	2,144
Secured by real estate	22,050	23,221	9,520	12,530	2,319
Commercial lines of credit	1,521	1,704	848	673	230
SBA loans	6,170	10,244	4,294	1,876	762
International loans	—	—	—	—	—
Consumer loans	1,652	1,711	449	1,203	615

Total gross loans	$54,744	$61,561	$28,830	$25,914	$6,231

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized for the Six Months Ended
	(In thousands)
June 30, 2013
Real estate loans:
Commercial property
Retail	$1,823	$18	$2,309	$44
Land	1,637	40	1,674	80
Other	524	6	525	10
Construction	—	—	—	—
Residential property	3,027	31	3,043	59
Commercial and industrial loans:
Commercial term
Unsecured	12,933	221	13,093	406
Secured by real estate	16,539	305	17,026	618
Commercial lines of credit	1,060	9	1,286	24
SBA loans	5,595	281	6,034	554
International loans	1,330	—	1,414	—
Consumer loans	1,649	15	1,646	27

Total gross loans	$46,117	$926	$48,050	$1,822

June 30, 2012
Real estate loans:
Commercial property
Retail	$2,546	$19	$1,945	$48
Land	2,137	45	2,175	91
Other	878	11	1,138	33
Construction	7,983	89	8,090	178
Residential property	3,177	48	3,259	84
Commercial and industrial loans:
Commercial term
Unsecured	13,474	192	14,257	430
Secured by real estate	19,021	525	22,756	958
Commercial lines of credit	1,788	22	1,835	30
SBA loans	8,336	286	8,150	483
Consumer loans	1,402	2	903	10

Total gross loans	$60,742	$1,239	$64,508	$2,345

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,057	$1,505	$2,125	$2,933
Less: Interest income recognized on impaired loans	(926)	(1,239)	(1,822)	(2,345)

Interest foregone on impaired loans	$131	$266	$303	$588

For the six months ended June 30, 2013, we restructured monthly payments for 13 loans, with a net carrying value of $2.7 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less. As of June 30, 2013, troubled debt restructurings on accrual status totaled $15.6 million, all of which were temporary interest rate and payment reductions and extensions of maturity, and a $378,000 reserve relating to these loans is included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2013, troubled debt restructuring on non-accrual status totaled $13.4 million, and a $3.0 million reserve relating to these loans is included in the allowance for loan losses.

As of December 31, 2012, troubled debt restructurings on accrual status totaled $17.0 million, all of which were temporary interest rate and payment reductions, and a $1.5 million reserve relating to these loans was included in the allowance for loan losses. As of December 31, 2012, troubled debt restructuring on non-accrual status totaled $18.8 million, and a $2.1 million reserve relating to these loans was included in the allowance for loan losses.

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

In the first quarter of 2010, the look-back period was reduced from twelve quarters to eight quarters, with 60 percent weighting given to the most recent four quarters and 40 percent to the oldest four quarters, to place greater emphasis on losses taken by the Bank during the economic downturn. In the second quarter of 2013, management reevaluated the look-back period and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50 percent for the most recent four quarters, 33 percent for the next four quarters, and 17 percent for the oldest four quarters. As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis. The change in methodology maintained the Bank’s allowance at a level consistent with prior quarter. Under the previous methodology, the Bank would have recognized a negative provision of $5.9 million, which the Bank did not consider to be prudent, given the uncertainty in the economy.

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans as well as 3 homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current loan portfolio. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following table reflects our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	June 30, 2013		December 31, 2012
	Allowance	Loans	Allowance	Loans
	Amount	Receivable	Amount	Receivable
	(In thousands)
Real estate loans:
Commercial property	$17,591	$887,782	$17,109	$787,094
Residential property	889	88,654	1,071	101,778

Total real estate loans	18,480	976,436	18,180	888,872

Commercial and industrial loans	39,034	1,175,573	41,928	1,123,012
Consumer loans	1,884	35,380	2,280	36,676
Unallocated	478	—	917	—

Total	$59,876	$2,187,389	$63,305	$2,048,560

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the			As of and for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2013	2013	2012	2013	2012
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$61,191	$63,305	$81,052	$63,305	$89,936
Actual charge-offs	(3,490)	(3,024)	(14,716)	(6,514)	(27,037)
Recoveries on loans previously charged cff	1,867	714	1,324	2,581	2,361

Net loan charge-offs	(1,623)	(2,310)	(13,392)	(3,933)	(24,676)
Provision charged to operating expense	308	196	4,233	504	6,633

Balance at end of period	$59,876	$61,191	$71,893	$59,876	$71,893

Allowance for off-balance sheet items:
Balance at beginning of period	$1,628	$1,824	$2,581	$1,822	$2,981
Provision charged to operating expense	(308)	(196)	(233)	(504)	(633)

Balance at end of period	$1,320	$1,628	$2,348	$1,318	$2,348

Ratios:
Net loan charge-offs to average gross loans (1)	0.30%	0.45%	2.67%	0.37%	2.47%
Net loan charge-offs to gross loans (1)	0.30%	0.44%	2.75%	0.36%	2.53%
Allowance for loan losses to average gross loans	2.76%	2.95%	3.59%	2.82%	3.60%
Allowance for loan losses to gross loans	2.74%	2.88%	3.69%	2.74%	3.69%
Net loan charge-offs to allowance for loan losses (1)	10.84%	15.10%	74.51%	13.14%	68.65%
Net loan charge-offs to provision charged to operating expenses	526.95%	1178.57%	316.37%	780.36%	372.02%
Allowance for loan losses to non-performing loans	214.03%	186.03%	159.26%	214.03%	159.26%
Balance:
Average gross loans during period	$2,165,741	$2,073,514	$2,003,475	$2,119,881	$1,994,273
Gross loans at end of period	$2,187,389	$2,121,686	$1,949,624	$2,187,389	$1,949,624
Non-performing loans at end of period	$27,975	$32,893	$45,143	$27,975	$45,143

(1)	Net loan charge-offs are annualized to calculate the ratios.

The allowance for loan losses decreased by $3.4 million, or 5.4 percent, to $59.9 million as of June 30, 2013, compared to $63.3 million as of December 31, 2012. The allowance for loan losses as a percentage of gross loans decreased to 2.74 percent as of June 30, 2013 from 3.09 percent as of December 31, 2012. The provision for credit losses decreased by $6.0 million to zero for the six months ended June 30, 2013 from $6.0 million for the six months ended June 30, 2012. The $504,000 provision for credit losses was offset by the reversal in provision for off-balance sheet items, resulting in a zero provision for credit losses for the six months ended June 30, 2013. The $6.6 million provision for credit losses was offset by the $633,000 reversal in provision for off-balance sheet items, resulting in a $6.0 million provision for credit losses for the six months ended June 30, 2012.

The decrease in the allowance for loan losses as of June 30, 2013 was due primarily to decreases in historical loss rates and classified assets. Due to these factors, general and impaired loan reserves decreased by $2.6 million, or 4.6 percent, to $54.5 million and by $807,000, or 13.0 percent, to $5.4 million, respectively, as of June 30, 2013 as compared to $29.1 million and $6.2 million, respectively, at December 31, 2012.

Total impaired loans, excluding loans held for sale, decreased by $9.1 million, or 16.6 percent, to $45.7 million as of June 30, 2013 as compared to $54.7 million at December 31, 2012. Accordingly, specific reserve allocations associated with impaired loans decreased by $807,000, or 13.0 percent, to $5.4 million as of June 30, 2013, as compared to $6.2 million as of December 31, 2012.

The following table shows a summary of net charge-offs for the periods presented:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	(In thousands)
Charge-offs:
Real estate loans	$146	$5,243	$359	$8,085
Commercial term	2,448	8,761	4,899	17,614
Commercial lines of credit	—	631	—	892
SBA loans	860	1	1,056	2
Consumer loans	36	80	200	444

Total charge-offs	3,490	14,716	6,514	27,037
Recoveries:
Real estate loans	1,042	517	1,050	517
Commercial term	406	629	792	1,557
Commercial lines of credit	40	148	75	220
SBA loans	372	11	606	22
International loans	1	1	3	3
Consumer loans	6	18	55	42

Total recoveries	1,867	1,324	2,581	2,361

Net charge-offs	$1,623	$13,392	$3,933	$24,676

For the six months ended June 30, 2013, total charge-offs were $6.5 million, a decrease of $20.5 million, or 75.9 percent, from $27.0 million for the six months ended June 30, 2012. The decreases in the six months ended June 30, 2013 from the same period in 2012 were due mainly to decreases in charge-offs of commercial term loans by $12.7 million and real estate loans by $7.7 million.

The Bank recorded, in other liabilities, an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $1.3 million and $1.8 million as of June 30, 2013 and December 31, 2012, respectively. The decrease was due primarily to lower reserve factors based on historical loss rates. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of June 30, 2013 and December 31, 2012.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2013	December 31, 2012	Increase (Decrease)
			Amount	Percentage
	(In thousands)
Demand – noninterest-bearing	$736,470	$720,931	$15,539	2.16%
Interest-bearing:
Savings	115,318	114,302	1,016	0.89%
Money market checking and NOW accounts	575,471	575,744	(273)	-0.05%
Time deposits of $100,000 or more	564,079	616,187	(52,108)	-8.46%
Other time deposits	370,575	368,799	1,776	0.48%

Total deposits	$2,361,913	$2,395,963	$(34,050)	-1.42%

Total deposits decreased by $34.1 million, or 1.4 percent, to $2.36 billion as of June 30, 2013 from $2.40 billion as of December 31, 2012. The decrease in total deposits was attributable mainly to decreases in jumbo CDs, offset by increases in demand deposit.

Core deposits (defined as demand, savings, money market checking, NOW accounts and other time deposits) increased by $18.1 million, or 1.0 percent, to $1,798 million at June 30, 2013 from $1,780 million at December 31, 2012. Time deposits of $250,000 or more also increased by $7.6 million, or 3.2 percent, to $245.9 million from $238.2 million at December 31, 2012. However, noninterest-bearing demand deposits as a percentage of deposits grew to 31.2 percent at June 30, 2013 from 30.1 percent at December 31, 2012. We had no brokered deposits as of June 30, 2013 and December 31, 2012.

Federal Home Loan Bank Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At June 30, 2013, advances from the FHLB were $2.7 million, a decrease of $192,000 from $2.9 million at December 31, 2012, with a remaining maturity of 0.89 years at 5.27 percent.

Junior Subordinated Debentures

During the second half of 2004, we issued two junior subordinated notes bearing interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled $51.5 million and $82.4 million at June 30, 2013 and December 31, 2012, respectively. Hanmi Financial redeemed its TPS II for $30.9 million in March 2013, and fully paid the remaining TPS I and III in the aggregate amount of $51.5 million in April 2013.

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

The following table shows the status of our gap position as of June 30, 2013:

		More Than	More Than
	Less	Three	One
	Than	Months But	Year But		Non-
	Three	Less Than	Less Than	More Than	Interest-
	Months	One Year	Five Years	Five Years	Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$72,429	$72,429
Interest-bearing deposits in other banks	5,431	—	—	—	—	5,431
Investment securities:
Fixed rate	16,168	43,949	169,241	99,535	9,689	338,582
Floating rate	51,100	5,085	5,443	651	(46)	62,233
Loans:
Fixed rate	55,736	121,043	330,623	14,735	—	522,137
Floating rate	1,045,742	98,293	502,828	767	—	1,647,630
Non-accrual (1)	—	—	—	—	29,307	29,307
Deferred loan fees, discount, and allowance for loan losses	—	—	—	—	(68,313)	(68,313)
Federal home loan bank and federal reserve bank stock	—	—	—	27,397	—	27,397
Other assets	—	29,517	—	4,769	102,295	136,581

Total assets	$1,174,177	$297,887	$1,008,135	$147,854	$145,361	$2,773,414

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$736,470	$736,470
Savings	9,126	26,371	52,932	26,889	—	115,318
Money market checking and NOW accounts	70,231	179,878	213,939	111,423	—	575,471
Time deposits
Fixed rate	196,866	582,898	154,829	2	—	934,595
Floating rate	59	—	—	—	—	59
Federal home loan bank advances	98	2,645	—	—	—	2,743
Junior subordinated debentures	—	—	—	—	—	—
Other liabilities	—	—	—	—	13,362	13,362
Stockholders’ equity	—	—	—	—	395,396	395,396

Total liabilities and stockholders’ equity	$276,380	$791,792	$421,700	$138,314	$1,145,228	$2,773,414

Repricing gap	897,797	(493,905)	586,435	9,540	(999,867)
Cumulative repricing gap	897,797	403,892	990,327	999,867	—
Cumulative repricing gap as a percentage of total assets	32.37%	14.56%	35.71%	36.05%	0.00%
Cumulative repricing gap as a percentage of interest-earning assets	34.49%	15.51%	38.04%	38.41%	0.00%
Earning assets						2,603,410

(1)	Includes non-accrual loans in loans held for sale.

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

As of June 30, 2013, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 34.49 percent of interest-earning assets, which decreased from 34.96 percent as of December 31, 2012. The decrease was due mainly to a $170.3 million decrease in interest-bearing deposits in other banks, offset by $72.3 million and $82.5 million decreases in fixed rate time deposits and junior subordinated debentures, respectively.

The cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 15.51 percent of interest-earning assets as of June 30, 2013, which decreased from 22.32 percent as of December 31, 2012. The decrease was due mainly to a $170.3 million decrease in interest-bearing deposits in other banks, a $38.8 million decrease in fixed rate investment securities, a $34.6 million increase in fixed rate time deposits and an $18.3 million decrease in fixed rate loans, partially offset by an $82.5 million decrease in junior subordinated debentures.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
	(In thousands)
Cumulative repricing gap	$897,797	$926,923	$403,892	$591,748
Percentage of total assets	32.37%	32.16%	14.56%	20.53%
Percentage of interest-earning assets	34.49%	34.96%	15.51%	22.32%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(In thousands)
200%	2.29%	-2.58%	$2,608	$(13,773)
100%	0.69%	-0.90%	$786	$(4,797)
-100%	(1)	(1)	(1)	(1)
-200%	(1)	(1)	(1)	(1)

(1)	The table above only reflects the impact of upward shocks due to the fact that a downward parallel shock of 100 basis points or more is not possible given that some short-term rates are currently less than one percent.

The estimated sensitivity does not necessarily represent our forecast, and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions, including how customer preferences or competitor influences might change.

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

The primary measure of capital adequacy is based on the ratio of risk-based capital to risk-weighted assets. At June 30, 2013, the Bank’s Tier 1 risk-based capital ratio of 15.25 percent, total risk-based capital ratio of 16.52 percent, and Tier 1 leverage capital ratio of 12.90 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00 percent, total risk-based capital ratio equal to or greater than 10.00 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see “Note 6 — Regulatory Matters” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

Liquidity – Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through June 30, 2014. Hanmi Financial redeemed $30.9 million of its TPS in March 2013, and fully paid the remaining $51.5 million of TPS in April 2013.

Liquidity – Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2013, the Bank had FHLB advances of $2.7 million compared to $2.9 million as of December 31, 2012. The Bank had no brokered deposits at June 30, 2013 and December 31, 2012.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 15 percent of its total assets. As of June 30, 2013, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $429.2 million and $426.5 million, respectively. The Bank’s FHLB borrowings as of June 30, 2013 totaled $2.7 million, representing 0.10 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $99.5 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $138.6 million, and had no borrowings as of June 30, 2013 . Additionally, the Bank is currently in the primary credit program of the Fed Discount Window. Primary credit is available to depository institutions in sound overall condition to meet short-term (typically overnight), backup funding needs. Generally, primary credit will be granted on a “no-questions-asked,” minimal administered basis with no restrictions. Furthermore, in December 31, 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for reverse repurchase agreements up to a maximum of $100.0 million.

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

Recently Issued Accounting Standards

FASB ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)” was issued to improve the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The pronouncement is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2013, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013.

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

Item 1A. Risk Factors

The following are changes to two risk factors previously disclosed in our 2012 Annual Report on Form 10-K, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results, prospects and the price of our common stock. These risks are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also adversely impact our financial condition, business operations and results of operations.

Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition. Increase in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans. An increase in non-performing loans could potentially lead to a decline in earnings and could deplete our capital, leaving the Company undercapitalized. Non-performing loans as of June 30, 2013 decreased to $28.0 million from $37.3 million as of December 31, 2012.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, our banking space. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. The unexpected loss of services of one or more of our key personnel or failure to attract or retain such employees could have a material adverse effect on our financial condition and results of operations.

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

Hanmi Financial Corporation

Date: August 9, 2013	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

By:	/s/ Shick (Mark) Yoon
Shick (Mark) Yoon
Executive Vice President and Chief Financial Officer