Form 10-Q
period 2013-09-30
HANMI FINANCIAL CORP
filed 2013-11-12
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, there were 31,756,615 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2013

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$78,810	$92,350
Interest-bearing deposits in other banks	115,044	175,697

Cash and cash equivalents	193,854	268,047
Restricted cash	—	5,350
Securities available-for-sale, at fair value (amortized cost of $392,773 as of September 30, 2013 and $443,712 as of December 31, 2012)	383,057	451,060
Loans held for sale, at the lower of cost or fair value	5,228	8,306
Loans receivable, net of allowance for loan losses of $57,639 as of September 30, 2013 and $63,305 as of December 31, 2012	2,102,621	1,986,051
Accrued interest receivable	6,957	7,581
Premises and equipment, net	14,205	15,150
Other real estate owned, net	290	774
Customers’ liability on acceptances	1,535	1,336
Servicing assets	6,385	5,542
Other intangible assets, net	1,212	1,335
Investment in federal home loan bank stock, at cost	14,060	17,800
Investment in federal reserve bank stock, at cost	13,200	12,222
Income tax assets	61,747	60,028
Bank-owned life insurance	29,468	29,054
Prepaid expenses	1,986	2,084
Other assets	9,332	10,800

Total assets	$2,845,137	$2,882,520

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$778,345	$720,931
Interest-bearing	1,651,362	1,675,032

Total deposits	2,429,707	2,395,963
Accrued interest payable	2,705	11,775
Bank’s liability on acceptances	1,535	1,336
Federal home loan bank advances	2,645	2,935
Junior subordinated debentures	—	82,406
Accrued expenses and other liabilities	10,589	9,741

Total liabilities	2,447,181	2,504,156

Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,332,009 shares (31,754,115 shares outstanding) and 32,074,434 shares (31,496,540 shares outstanding) as of September 30, 2013 and December 31, 2012	257	257
Additional paid-in capital	551,881	550,066
Accumulated other comprehensive (loss) income, net of tax (benefit) expense of ($5,230) as of September 30, 2013 and $1,946 as of December 31, 2012	(4,469)	5,418
Accumulated deficit	(79,855)	(107,519)
Less: treasury stock, at cost; 577,894 shares as of September 30, 2013 and December 31, 2012	(69,858)	(69,858)

Total stockholders’ equity	397,956	378,364

Total liabilities and stockholders’ equity	$2,845,137	$2,882,520

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$29,098	$26,781	$83,736	$81,564
Taxable interest on investment securities	2,040	1,992	6,256	6,280
Tax-exempt interest on investment securities	69	98	237	299
Interest on term federal funds sold	—	191	—	684
Interest on federal funds sold	—	20	6	53
Interest on interest-bearing deposits in other banks	28	142	140	269
Dividends on federal reserve bank stock	198	154	577	430
Dividends on federal home loan bank stock	194	24	449	82

Total interest and dividend income	31,627	29,402	91,401	89,661

Interest Expense:
Interest on deposits	3,117	3,639	9,376	12,511
Interest on federal home loan bank advances	36	40	115	126
Interest on junior subordinated debentures	—	804	678	2,400

Total interest expense	3,153	4,483	10,169	15,037

Net interest income before provision for credit losses	28,474	24,919	81,232	74,624
Provision for credit losses	—	—	—	6,000

Net interest income after provision for credit losses	28,474	24,919	81,232	68,624

Non-Interest Income:
Service charges on deposit accounts	2,730	2,851	8,662	8,955
Insurance commissions	1,273	1,092	3,904	3,622
Remittance fees	481	476	1,519	1,417
Trade finance fees	248	274	801	858
Other service charges and fees	349	361	1,082	1,105
Bank-owned life insurance income	230	235	693	872
Gain on sales of SBA loans guaranteed portion	994	1,772	6,064	7,245
Net loss on sales of other loans	—	(515)	(557)	(8,234)
Net gain on sales of investment securities	611	10	923	1,392
Other-than-temporary impairment loss on investment securities	—	(176)	—	(292)
Other operating income	410	140	742	402

Total non-interest income	7,326	6,520	23,833	17,342

Non-Interest Expense:
Salaries and employee benefits	9,926	9,148	28,692	27,707
Occupancy and equipment	2,634	2,623	7,745	7,839
Deposit insurance premiums and regulatory assessments	308	283	1,059	3,182
Data processing	1,158	1,211	3,470	3,762
Other real estate owned expense	(59)	352	(47)	377
Professional fees	907	1,112	5,428	2,950
Directors and officers liability insurance	219	296	658	888
Supplies and communications	562	669	1,687	1,803
Advertising and promotion	1,140	1,023	2,817	2,633
Loan-related expense	91	164	328	452
Amortization of other intangible assets	41	41	123	157
Other operating expenses	2,039	1,882	6,137	5,563

Total non-interest expense	18,966	18,804	58,097	57,313

Income before provision (benefit) for income taxes	16,834	12,635	46,968	28,653
Provision (benefit) for income taxes	6,584	(644)	17,089	(47,742)

Net income	$10,250	$13,279	$29,879	$76,395

Earnings per share:
Basic	$0.32	$0.42	$0.95	$2.43
Diluted	$0.32	$0.42	$0.94	$2.42
Weighted-average shares outstanding:
Basic	31,621,049	31,475,976	31,583,897	31,474,042
Diluted	31,733,004	31,545,111	31,652,795	31,506,767

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$10,250	$13,279	$29,879	$76,395
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities
Unrealized holding (loss) gain arising during period	(10,020)	1,655	(16,141)	2,248
Unrealized holding gain arising from the reclassification of held-to-maturity securities to available-for-sale securities	—	1,968	—	1,968
Less: reclassification adjustment for (gain) loss included in net income	(611)	166	(923)	(1,100)
Unrealized gain on interest rate swap	—	—	—	9
Unrealized gain (loss) on interest-only strip of servicing assets	—	2	1	(4)
Income tax benefit (expense) related to items of other comprehensive income	4,528	(1,581)	7,176	(1,281)

Other comprehensive (loss) income	(6,103)	2,210	(9,887)	1,840

Comprehensive Income	$4,147	$15,489	$19,992	$78,235

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Gross		Net			Accumulated
	Shares		Shares		Additional	Other	Retained	Treasury	Total
	Issued and	Treasury	Issued and	Common	Paid-in	Comprehensive	Earnings	Stock,	Stockholders’
	Outstanding	Shares	Outstanding	Stock	Capital	Income (Loss)	(Deficit)	at Cost	Equity
Balance at January 1, 2012	32,067,095	(577,894)	31,489,201	$257	$549,578	$3,524	$(197,893)	$(69,858)	$285,608
Share-based compensation expense	—	—	—	—	144	—	—	—	144
Comprehensive income:
Net income	—	—	—	—	—	—	76,395	—	76,395
Change in unrealized gain on securities
Available-for-sale and interest-only strips, net of income taxes	—	—	—	—	—	1,840	—	—	1,840

Total comprehensive income									78,235

Balance at September 30, 2012	32,067,095	(577,894)	31,489,201	$257	$549,722	$5,364	$(121,498)	$(69,858)	$363,987

Balance at January 1, 2013	32,074,434	(577,894)	31,496,540	$257	$550,066	$5,418	$(107,519)	$(69,858)	$378,364
Share-based compensation expense	—	—	—	—	387	—	—	—	387
Exercises of stock options	40,678	—	40,678	—	139	—	—	—	139
Exercises of stock warrants	106,315	—	106,315	—	1,289	—	—	—	1,289
Restricted stock awards	111,332	—	111,332	—	—	—	—	—	—
Restricted stock cancellation	(750)	—	(750)	—	—	—	—	—	—
Cash dividend	—	—	—	—	—	—	(2,215)	—	(2,215)
Comprehensive income:
Net income	—	—	—	—	—	—	29,879	—	29,879
Change in unrealized loss on securities
Available-for-sale and interest-only strips, net of income taxes	—	—	—	—	—	(9,887)	—	—	(9,887)

Total comprehensive income									19,992

Balance at September 30, 2013	32,332,009	(577,894)	31,754,115	$257	$551,881	$(4,469)	$(79,855)	$(69,858)	$397,956

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$29,879	$76,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,525	1,606
Amortization of premiums and accretion of discounts on investment securities, net	1,961	2,743
Amortization of other intangible assets	123	157
Amortization of servicing assets	1,152	720
Share-based compensation expense	387	144
Provision for credit losses	—	6,000
Other-than-temporary loss on investment securities	—	292
Gain on sales of investment securities	(923)	(1,392)
Loss on investment in affordable housing partnership	552	660
Gain on sales of loans	(5,507)	(1,311)
(Gain) loss on sales of other real estate owned	(71)	92
(Gain) loss on sale of premises and equipment	(13)	5
Valuation adjustment on other real estate owned	7	301
Valuation adjustment for loans held for sale	—	2,300
Origination of loans held for sale	(63,113)	(86,311)
Proceeds from sales of SBA loans guaranteed portion	77,338	95,856
Change in restricted cash	5,350	(2,575)
Change in accrued interest receivable	624	362
Change in cash surrender value of bank-owned life insurance	(693)	(872)
Change in prepaid expenses	98	(641)
Change in other assets	717	(2,843)
Change in income tax assets	5,139	(52,714)
Change in accrued interest payable	(9,070)	(766)
Change in stock warrants payable	80	177
Change in other liabilities	2,435	1,923

Net cash provided by operating activities	47,977	40,308

Cash flows from investing activities:
Proceeds from matured term federal funds	—	215,000
Proceeds from redemption of federal home loan bank and federal reserve bank stock	3,740	3,233
Proceeds from matured or called securities available-for-sale	62,104	108,701
Proceeds from sales of securities available-for-sale	41,560	96,538
Proceeds from matured or called securities held to maturity	—	6,704
Proceeds from sales of other real estate owned	1,645	1,850
Proceeds from sales of loans held for sale	5,380	87,979
Proceeds from insurance settlement on bank-owned life insurance	279	345
Change in loans receivable	(131,169)	(59,026)
Purchases of term federal fund	—	(155,000)
Purchases of securities available-for-sale	(53,762)	(179,080)
Purchases of premises and equipment	(567)	(420)
Purchases of loans receivable	—	(82,885)
Purchases of federal reserve bank stock	(978)	(1,703)

Net cash (used in) provided by investing activities	(71,768)	42,236

Cash flows from financing activities:
Change in deposits	33,744	18,475
Repayment of long-term federal home loan bank advances	(290)	(274)
Redemption of junior subordinated debentures	(82,406)	—
Proceeds from exercise of stock options	460	—
Proceeds from exercise of stock warrants	305	—
Cash dividend paid	(2,215)	—

Net cash (used in) provided by financing activities	(50,402)	18,201

Net (decrease) increase in cash and cash equivalents	(74,193)	100,745
Cash and cash equivalents at beginning of year	268,047	201,683

Cash and cash equivalents at end of period	$193,854	$302,428

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$19,239	$15,803
Income taxes paid	$11,910	$4,912
Non-cash activities:
Transfer of loans receivable to other real estate owned	$1,090	$2,558
Transfer of loans receivable to loans held for sale	$8,010	$89,792
Transfer of loans held for sale to loans receivable	$2,534	$1,779
Reclassification of held-to-maturity securities to available-for-sale securities	$—	$52,674
Conversion of stock warrants into common stock	$981	$—
Income tax benefit related to items of other comprehensive loss	$7,176	$—
Change in unrealized loss in accumulated other comprehensive income	$16,140	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial Corporation and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2013, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”).

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

Note 2 — Investment Securities

The following is a summary of investment securities available-for-sale as of September 30, 2013 and December 31, 2012:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
	(In thousands)
September 30, 2013
Mortgage-backed securities (1)	$129,463	$793	$3,171	$127,085
U.S. government agency securities	98,844	4	5,970	92,878
Collateralized mortgage obligations (1)	85,191	773	854	85,110
Municipal bonds-tax exempt	6,438	61	13	6,486
Municipal bonds-taxable	35,290	219	721	34,788
Corporate bonds	20,478	210	205	20,483
SBA loan pool securities	13,826	—	905	12,921
Other securities	3,025	—	104	2,921
Equity securities	218	167	—	385

Total securities available-for-sale	$392,773	$2,227	$11,943	$383,057

December 31, 2012
Mortgage-backed securities (1)	$157,185	$3,327	$186	$160,326
U.S. government agency securities	92,990	222	94	93,118
Collateralized mortgage obligations (1)	98,821	1,775	109	100,487
Municipal bonds-tax exempt	12,209	603	—	12,812
Municipal bonds-taxable	44,248	2,029	135	46,142
Corporate bonds	20,470	176	246	20,400
SBA loan pool securities	14,104	4	82	14,026
Other securities	3,331	73	47	3,357
Equity securities	354	78	40	392

Total securities available-for-sale	$443,712	$8,287	$939	$451,060

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

The amortized cost and estimated fair value of investment securities as of September 30, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2063, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Within one year	$—	$—
Over one year through five years	33,325	33,315
Over five years through ten years	105,186	100,320
Over ten years	39,390	36,842
Mortgage-backed securities	129,463	127,085
Collateralized mortgage obligations	85,191	85,110
Equity securities	218	385

Total	$392,773	$383,057

FASB ASC 320, “Investments — Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the nine months ended September 30, 2013.

Gross unrealized losses on investment securities available-for-sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2013 and December 31, 2012:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(In thousands, except number of securities)
September 30, 2013
Mortgage-backed securities	$1,552	$64,931	21	$1,619	$22,774	9	$3,171	$87,705	30
U.S. government agency securities	4,577	70,263	26	1,393	19,603	7	5,970	89,866	33
Collateralized mortgage obligations	500	24,478	12	354	9,610	4	854	34,088	16
Municipal bonds-tax exempt	13	4,065	2	—	—	—	13	4,065	2
Municipal bonds-taxable	479	19,783	14	242	3,876	4	721	23,659	18
Corporate bonds	91	4,899	1	114	6,874	2	205	11,773	3
SBA loan pool securities	229	2,714	1	676	10,207	3	905	12,921	4
Other securities	18	1,994	3	86	927	2	104	2,921	5

Total	$7,459	$193,127	80	$4,484	$73,871	31	$11,943	$266,998	111

December 31, 2012
Mortgage-backed securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
U.S. government agency securities	94	26,894	9	—	—	—	94	26,894	9
Collateralized mortgage obligations	109	14,344	5	—	—	—	109	14,344	5
Municipal bonds-taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate bonds	—	—	—	246	10,738	3	246	10,738	3
SBA loan pool securities	82	11,004	3	—	—	—	82	11,004	3
Other securities	1	12	1	46	953	1	47	965	2
Equity securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2013 and December 31, 2012 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2013 and December 31, 2012 were not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2013 and December 31, 2012 were warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Gross realized gains on sales of investment securities	$619	$10	$932	$1,442
Gross realized losses on sales of investment securities	(8)	—	(9)	(50)

Net realized gains on sales of investment securities	$611	$10	$923	$1,392

Proceeds from sales of investment securities	$26,661	$8,000	$51,425	$96,538
Tax expense on sales of investment securities	$257	$4	$388	$585

For the three months ended September 30, 2013, there was a $611,000 net gain in earnings resulting from the sale of investment securities that had previously been recorded as net unrealized gains of $899,000 in comprehensive income. For the three months ended September 30, 2012, there was a $10,000 net gain in earnings resulting from the redemption of investment securities that had previously been recorded as net unrealized gains of $4,000 in comprehensive income.

For the nine months ended September 30, 2013, there was a $923,000 net gain in earnings resulting from the redemption and sale of investment securities that had previously been recognized as net unrealized gains of $2.4 million in comprehensive income. For the nine months ended September 30, 2012, there was a $1.4 million net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized gains of $1.7 million in comprehensive income.

Investment securities available-for-sale with carrying values of $50.5 million and $18.2 million as of September 30, 2013 and December 31, 2012, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Note 3 — Loans

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and non-performing loans, problem loans, and policy adjustments.

Real estate loans are loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit, and Small Business Administration (“SBA”) loans. Consumer loans consist of auto loans, credit cards, personal loans, and home equity lines of credit. We maintain management loan review and monitoring departments that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

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

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Commercial property	$887,576	$787,094
Residential property	82,519	101,778

Total real estate loans	970,095	888,872
Commercial and industrial loans:
Commercial term (1)	913,021	884,364
Commercial lines of credit (2)	54,374	56,121
SBA loans (3)	153,990	148,306
International loans	33,726	34,221

Total commercial and industrial loans	1,155,111	1,123,012
Consumer loans	34,065	36,676

Total gross loans	2,159,271	2,048,560
Allowance for loans losses	(57,639)	(63,305)
Deferred loan fees	989	796

Loans receivable, net	$2,102,621	$1,986,051

(1)	Includes owner-occupied property loans of $816.0 million and $774.2 million as of September 30, 2013 and December 31, 2012, respectively.
(2)	Includes owner-occupied property loans of $540,000 and $1.4 million as of September 30, 2013 and December 31, 2012, respectively.
(3)	Includes owner-occupied property loans of $145.0 million and $128.4 million as of September 30, 2013 and December 31, 2012, respectively.

Accrued interest on loans receivable was $5.1 million and $5.4 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, loans receivable totaling $629.7 million and $524.0 million, respectively, were pledged to secure advances from the FHLB and the FRB’s federal discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the three months ended September 30, 2013 and 2012:

		Commercial
	Real Estate	and Industrial	Consumer	Total
	(In thousands)
September 30, 2013
Balance at beginning of period	$780	$1,773	$—	$2,553
Origination of loans held for sale	—	17,135	—	17,135
Reclassification from loans held for sale to loans receivable	(774)	(1,760)	—	(2,534)
Sales of loans held for sale	—	(11,906)	—	(11,906)
Principal payoffs and amortization	(6)	(14)	—	(20)

Balance at end of period	$—	$5,228	$—	$5,228

September 30, 2012
Balance at beginning of period	$1,289	$3,849	$—	$5,138
Origination of loans held for sale	—	25,722	—	25,722
Reclassification from loans receivable to loans held for sale	8,917	16,404	—	25,321
Sales of loans held for sale	(8,828)	(36,050)	—	(44,878)
Principal payoffs and amortization	(21)	(27)	—	(48)
Valuation adjustments	—	(519)	—	(519)

Balance at end of period	$1,357	$9,379	$—	$10,736

For the three months ended September 30, 2013, there was no reclassification of loans receivable as loans held for sale, and loans held for sale of $11.9 million were sold. For the three months ended September 30, 2012, loans receivable of $25.3 million were reclassified as loans held for sale, and loans held for sale of $44.9 million were sold.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the nine months ended September 30, 2013 and 2012:

		Commercial
	Real Estate	and Industrial	Consumer	Total
	(In thousands)
September 30, 2013
Balance at beginning of period	$—	$8,306	$—	$8,306
Origination of loans held for sale	—	63,113	—	63,113
Reclassification from loans receivable to loans held for sale	780	7,230	—	8,010
Reclassification from Loans held for sale to loan receivables	(774)	(1,760)	—	(2,534)
Sales of loans held for sale	—	(71,627)	—	(71,627)
Principal payoffs and amortization	(6)	(34)	—	(40)

Balance at end of period	$—	$5,228	$—	$5,228

September 30, 2012
Balance at beginning of period	$11,068	$11,519	$—	$22,587
Origination of loans held for sale	—	86,311	—	86,311
Reclassification from loans receivable to loans held for sale	41,141	48,651	—	89,792
Reclassification from loans held for sale to other real estate owned	(360)	—	—	(360)
Reclassification from loans held for sale to loans receivable	(1,647)	(132)	—	(1,779)
Sales of loans held for sale	(47,531)	(135,505)	—	(183,036)
Principal payoffs and amortization	(190)	(289)	—	(479)
Valuation adjustments	(1,124)	(1,176)	—	(2,300)

Balance at end of period	$1,357	$9,379	$—	$10,736

For the nine months ended September 30, 2013, loans receivable of $8.0 million were reclassified as loans held for sale, and loans held for sale of $71.6 million were sold. For the nine months ended September 30, 2012, loans receivable of $89.8 million were reclassified as loans held for sale, and loans held for sale of $183.0 million were sold.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

In the first quarter of 2010, the look-back period was reduced from twelve quarters to eight quarters, with 60 percent weighting given to the most recent four quarters and 40 percent to the oldest four quarters, to place greater emphasis on losses taken by the Bank during the economic downturn. In the second quarter of 2013, management reevaluated the look-back period and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50 percent for the most recent four quarters, 33 percent for the next four quarters, and 17 percent for the oldest four quarters. As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter. Under the previous methodology, the Bank would have recognized a negative provision of $5.9 million in the second quarter of 2013, which the Bank did not consider to be prudent, given the uncertainty in the economy.

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the			As of and for the
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$59,876	$61,191	$71,893	$63,305	$89,936
Actual charge-offs	(4,610)	(3,490)	(7,223)	(11,124)	(34,260)
Recoveries on loans previously charged off	2,383	1,867	1,320	4,964	3,681

Net loan charge-offs	(2,227)	(1,623)	(5,903)	(6,160)	(30,579)
Provision charged to operating expense	(10)	308	117	494	6,750

Balance at end of period	$57,639	$59,876	$66,107	$57,639	$66,107

Allowance for off-balance sheet items:
Balance at beginning of period	$1,320	$1,628	$2,348	$1,824	$2,981
Provision charged to operating expense	10	(308)	(117)	(494)	(750)

Balance at end of period	$1,330	$1,320	$2,231	$1,330	$2,231

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 and 2012:

		Commercial
	Real Estate	and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2013
Allowance for loan losses:
Beginning balance	$18,480	$39,034	$1,884	$478	$59,876
Charge-offs	—	(4,592)	(18)	—	(4,610)
Recoveries on loans previously charged off	726	1,652	5	—	2,383
Provision	(118)	(1,289)	(232)	1,629	(10)

Ending balance	$19,088	$34,805	$1,639	$2,107	$57,639

Ending balance: individually evaluated for impairment	$25	$2,014	$330	$—	$2,369

Ending balance: collectively evaluated for impairment	$19,063	$32,791	$1,309	$2,107	$55,270

Loans receivable:
Ending balance	$970,095	$1,155,111	$34,065	$—	$2,159,271

Ending balance: individually evaluated for impairment	$6,385	$35,507	$1,574	$—	$43,466

Ending balance: collectively evaluated for impairment	$963,710	$1,119,604	$32,491	$—	$2,115,805

September 30, 2012
Allowance for loan losses:
Beginning balance	$21,406	$46,810	$1,757	$1,920	$71,893
Charge-offs	(1,321)	(5,571)	(331)	—	(7,223)
Recoveries on loans previously charged off	58	1,251	11	—	1,320
Provision	1,080	174	783	(1,920)	117

Ending balance	$21,223	$42,664	$2,220	$—	$66,107

Ending balance: individually evaluated for impairment	$768	$5,148	$398	$—	$6,314

Ending balance: collectively evaluated for impairment	$20,455	$37,516	$1,822	$—	$59,793

Loans receivable:
Ending balance	$840,061	$1,079,814	$38,415	$—	$1,958,290

Ending balance: individually evaluated for impairment	$16,315	$41,084	$1,238	$—	$58,637

Ending balance: collectively evaluated for impairment	$823,746	$1,038,730	$37,177	$—	$1,899,653

The following table details the information on the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012:

		Commercial
	Real Estate	and Industrial	Consumer	Unallocated	Total
			(In thousands)
September 30, 2013
Allowance for loan losses:
Beginning balance	$18,180	$41,928	$2,280	$917	$63,305
Charge-offs	(359)	(10,547)	(218)	—	(11,124)
Recoveries on loans previously charged off	1,776	3,128	60	—	4,964
Provision	(509)	296	(483)	1,190	494

Ending balance	$19,088	$34,805	$1,639	$2,107	$57,639

Ending balance: individually evaluated for impairment	$25	$2,014	$330	$—	$2,369

Ending balance: collectively evaluated for impairment	$19,063	$32,791	$1,309	$2,107	$55,270

Loans receivable:
Ending balance	$970,095	$1,155,111	$34,065	$—	$2,159,271

Ending balance: individually evaluated for impairment	$6,385	$35,507	$1,574	$—	$43,466

Ending balance: collectively evaluated for impairment	$963,710	$1,119,604	$32,491	$—	$2,115,805

September 30, 2012
Allowance for loan losses:
Beginning balance	$19,637	$66,005	$2,243	$2,051	$89,936
Charge-offs	(9,406)	(24,079)	(775)	—	(34,260)
Recoveries on loans previously charged off	575	3,053	53	—	3,681
Provision	10,419	(2,317)	699	(2,051)	6,750

Ending balance	$21,225	$42,662	$2,220	$—	66,107

Ending balance: individually evaluated for impairment	$768	$5,148	$398	$—	6,314

Ending balance: collectively evaluated for impairment	$20,457	$37,514	$1,822	$—	59,793

Loans receivable:
Ending balance	$840,061	$1,079,814	$38,415	$—	1,958,290

Ending balance: individually evaluated for impairment	$16,315	$41,084	$1,238	$—	58,637

Ending balance: collectively evaluated for impairment	$823,746	$1,038,730	$37,177	$—	1,899,653

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

As of September 30, 2013 and December 31, 2012, pass (grade 0-4), criticized (grade 5) and classified (grade 6-7) loans, disaggregated by loan class, were as follows:

	Pass (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In thousands)
September 30, 2013
Real estate loans:
Commercial property
Retail	$448,429	$11,435	$4,778	$464,642
Land	5,430	—	164	5,594
Other	396,021	8,750	12,569	417,340
Residential property	80,568	—	1,951	82,519
Commercial and industrial loans:
Commercial term
Unsecured	82,806	1,797	12,391	96,994
Secured by real estate	764,787	13,568	37,672	816,027
Commercial lines of credit	52,630	198	1,546	54,374
SBA loans	142,346	664	10,980	153,990
International loans	32,046	500	1,180	33,726
Consumer loans	31,342	175	2,548	34,065

Total gross loans	$2,036,405	$37,087	$85,779	$2,159,271

December 31, 2012
Real estate loans:
Commercial property
Retail	$386,650	$3,971	$2,324	$392,945
Land	5,491	—	8,516	14,007
Other	366,518	12,132	1,492	380,142
Residential property	99,250	—	2,528	101,778
Commercial and industrial loans:
Commercial term
Unsecured	87,370	663	22,139	110,172
Secured by real estate	710,723	13,038	50,431	774,192
Commercial lines of credit	53,391	863	1,867	56,121
SBA loans	136,058	1,119	11,129	148,306
International loans	34,221	—	—	34,221
Consumer loans	33,707	201	2,768	36,676

Total gross loans	$1,913,379	$31,987	$103,194	$2,048,560

The following is an aging analysis of past due loans, disaggregated by loan class, as of September 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In thousands)
September 30, 2013
Real estate loans:
Commercial property
Retail	$2,270	$—	$—	$2,270	$462,372	$464,642	$—
Land	—	—	—	—	5,594	5,594	—
Other	—	1,768	—	1,768	415,572	417,340	—
Residential property	—	—	561	561	81,958	82,519	—
Commercial and industrial loans:
Commercial term
Unsecured	1,309	389	692	2,390	94,604	96,994	—
Secured by real estate	285	300	415	1,000	815,027	816,027	—
Commercial lines of credit	—	—	—	—	54,374	54,374	—
SBA loans	1,743	1,086	4,542	7,371	146,619	153,990	—
International loans	—	—	—	—	33,726	33,726	—
Consumer loans	316	27	295	638	33,427	34,065	—

Total gross loans	$5,923	$3,570	$6,505	$15,998	$2,143,273	$2,159,271	$—

December 31, 2012
Real estate loans:
Commercial property
Retail	$—	$111	$—	$111	$392,834	$392,945	$—
Land	—	—	335	335	13,672	14,007	—
Other	—	—	—	—	380,142	380,142	—
Residential property	—	588	311	899	100,879	101,778	—
Commercial and industrial loans:
Commercial term
Unsecured	918	1,103	1,279	3,300	106,872	110,172	—
Secured by real estate	1,949	—	926	2,875	771,317	774,192	—
Commercial lines of credit	—	188	416	604	55,517	56,121	—
SBA loans	3,759	1,039	2,800	7,598	140,708	148,306	—
International loans	—	—	—	—	34,221	34,221	—
Consumer loans	61	146	538	745	35,931	36,676	—

Total gross loans	$6,687	$3,175	$6,605	$16,467	$2,032,093	$2,048,560	$—

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
	(In thousands)
September 30, 2013
Real estate loans:
Commercial property
Retail	$2,234	$2,309	$2,234	$—	$—
Land	—	—	—	—	—
Other	1,169	1,169	649	520	25
Residential property	2,982	3,072	2,982	—	—
Commercial and industrial loans:
Commercial term
Unsecured	10,072	10,361	1,743	8,329	1,371
Secured by real estate	17,948	19,181	17,193	755	163
Commercial lines of credit	830	1,055	830	—	471
SBA loans	5,477	8,785	4,112	1,365	9
International loans	1,180	1,180	608	572	330
Consumer loans	1,574	1,662	399	1,175	—

Total gross loans	$43,466	$48,774	$30,750	$12,716	$2,369

December 31, 2012
Real estate loans:
Commercial property
Retail	$2,930	$3,024	$2,930	$—	$—
Land	2,097	2,307	2,097	—	—
Other	527	527	—	527	67
Residential property	3,265	3,308	1,866	1,399	94
Commercial and industrial loans:
Commercial term
Unsecured	14,532	15,515	6,826	7,706	2,144
Secured by real estate	22,050	23,221	9,520	12,530	2,319
Commercial lines of credit	1,521	1,704	848	673	230
SBA loans	6,170	10,244	4,294	1,876	762
International loans	—	—	—	—	—
Consumer loans	1,652	1,711	449	1,203	615

Total gross loans	$54,744	$61,561	$28,830	$25,914	$6,231

The following table provides information on impaired loans, disaggregated by loan class, as of dates indicated:

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized for the Nine Months Ended
	(In thousands)
September 30, 2013
Real estate loans:
Commercial property
Retail	$2,243	$21	$2,287	$65
Land	—	—	1,116	80
Other	1,170	13	740	23
Residential property	2,992	33	3,026	92
Commercial and industrial loans:
Commercial term
Unsecured	10,179	148	12,122	555
Secured by real estate	18,023	336	17,358	954
Commercial lines of credit	840	23	1,137	48
SBA loans	5,542	299	5,870	851
International loans	1,197	—	1,342	—
Consumer loans	1,581	27	1,624	54

Total gross loans	$43,767	$900	$46,622	$2,722

September 30, 2012
Real estate loans:
Commercial property
Retail	$2,597	$47	$2,162	$95
Land	2,054	45	2,134	136
Other	534	5	937	38
Construction	7,868	29	8,016	207
Residential property	3,279	34	3,265	118
Commercial and industrial loans:
Commercial term
Unsecured	13,723	214	14,079	644
Secured by real estate	19,990	342	21,834	1,300
Commercial lines of credit	1,555	16	1,742	46
SBA loans	6,168	330	7,489	813
Consumer loans	1,257	49	1,021	59

Total gross loans	$59,025	$1,111	$62,679	$3,456

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,058	$1,382	$3,183	$4,315
Less: Interest income recognized on impaired loans	(900)	(1,111)	(2,722)	(3,456)

Interest foregone on impaired loans	$158	$271	$461	$859

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

The following table details non-accrual loans, disaggregated by loan class, as of the dates indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)
Real estate loans:
Commercial property
Retail	$768	$1,079
Land	—	2,097
Residential property	1,659	1,270
Commercial and industrial loans:
Commercial term
Unsecured	2,490	8,311
Secured by real estate	5,591	8,679
Commercial lines of credit	830	1,521
SBA loans	9,959	12,563
Consumer loans	1,479	1,759

Total non-accrual loans	$22,776	$37,279

The following table details non-performing assets as of the dates indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)
Non-accrual loans	$22,776	$37,279
Loans 90 days or more past due and still accruing	—	—

Total non-performing loans	22,776	37,279
Other real estate owned	290	774

Total non-performing assets	$23,066	$38,053

Loans on non-accrual status totaled $22.8 million as of September 30, 2013, compared to $37.3 million as of December 31, 2012, representing a 38.9 percent decrease. Delinquent loans (defined as 30 days or more past due) were $16.0 million as of September 30, 2013, compared to $16.5 million as of December 31, 2012, representing a 2.8 percent decrease.

As of September 30, 2013, there was one other real estate owned (“OREO”) located in Washington with a carrying value of $290,000 and no valuation adjustment. As of December 31, 2012, there were two OREOs located in Illinois and Virginia with a combined carrying value of $774,000 and no valuation adjustment.

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

The following table details troubled debt restructurings, disaggregated by concession type and by loan type, as of September 30, 2013 and December 31, 2012:

	Non-Accrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In thousands)
September 30, 2013
Real estate loans:
Commercial property
Retail	$—	$—	$—	$768	$768	$—	$—	$—	$—	$—
Other	—	—	—	—	—	520	—	—	649	1,169
Residential property	803	—	—	—	803	—	—	—	—	—
Commercial and industrial loans:
Commercial term
Unsecured	—	205	651	644	1,500	1,271	—	1,983	3,002	6,256
Secured by real estate	2,167	993	263	—	3,423	3,458	—	598	4,487	8,543
Commercial lines of credit	641	—	—	188	829	—	—	—	—	—
SBA loans	915	1,140	773	—	2,828	445	—	70	—	515
International loans	—	—	—	—	—	—	—	1,180	—	1,180
Consumer loans	—	—	—	—	—	—	—	149	—	149

Total	$4,526	$2,338	$1,687	$1,600	$10,151	$5,694	$—	$3,980	$8,138	$17,812

December 31, 2012
Real estate loans:
Commercial property
Retail	$—	$—	$—	$1,080	$1,080	$357	$—	$—	$175	$532
Other	—	—	—	—	—	527	—	—	—	527
Residential property	827	—	—	—	827	—	572	—	—	572
Commercial and industrial loans:
Commercial term
Unsecured	—	658	4,558	1,413	6,629	976	—	1,090	3,260	5,326
Secured by real estate	2,317	1,343	318	—	3,978	4,444	—	448	4,547	9,439
Commercial lines of credit	673	—	188	244	1,105	—		—	—	—
SBA loans	2,831	1,287	1,032	—	5,150	484	—	100	—	584

Total	$6,648	$3,288	$6,096	$2,737	$18,769	$6,788	$572	$1,638	$7,982	$16,980

As of September 30, 2013 and December 31, 2012, total TDRs were $28.0 million and $35.7 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At September 30, 2013 and December 31, 2012, TDRs were subjected to specific impairment analysis, and $944,000 and $3.6 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details troubled debt restructuring, disaggregated by loan class, for the three months ended September 30, 2013 and 2012:

	September 30, 2013			September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	—	$—	$—	1	$131	$177
Other (2)	1	646	649	1	538	532
Commercial and industrial loans:
Commercial term
Unsecured (3)	8	1,015	1,002	5	777	759
Secured by real estate (4)	2	1,365	1,365	3	4,525	4,475
SBA loans (5)	1	107	91	3	78	89

Total	12	$3,133	$3,107	13	$6,049	$6,032

(1)	Includes a modification of $177,000 through an extension of maturity for the three months ended September 30, 2012.
(2)	Includes a modification of $649,000 through an extension of maturity for the three months ended September 30, 2013, and a modification of $532,000 through a payment deferral for the three months ended September 30, 2012.
(3)	Includes modifications of $381,000 through payment deferrals and $621,000 through extensions of maturity for the three months ended September 30, 2013, and modifications of $750,000 through extensions of maturity and $9,000 through payment deferrals for the three months ended September 30, 2012.
(4)	Includes modifications of $1.4 million through payment deferrals for the three months ended September 30, 2013, and modifications of $3.1 million through payment deferrals and $1.4 million through an extension of maturity for the three months ended September 30, 2012.
(5)	Includes a modification of $91,000 through a payment deferral for the three months ended September 30, 2013, and modifications of $48,000 through payment deferrals and $41,000 through a reduction of principal or accrued interest for the three months ended September 30, 2012.

During the three months ended September 30, 2013, we restructured monthly payments on 12 loans, with a net carrying value of $3.1 million as of September 30, 2013, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructuring, disaggregated by loan class, for the nine months ended September 30, 2013 and 2012:

	September 30, 2013			September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	—	$—	$—	1	$184	$177
Land (2)	—	—	—	1	547	532
Other (3)	1	658	649	—	—	—
Commercial and industrial loans:
Commercial term
Unsecured (4)	14	1,780	1,618	31	5,362	4,940
Secured by real estate (5)	2	1,365	1,365	5	5,584	5,307
Commercial lines of credit (6)	1	—	—	1	202	188
SBA loans (7)	3	273	228	11	1,060	1,000
International loans (8)	2	1,584	1,180	—	—	—
Consumer loans (9)	1	149	149	—	—	—

Total	24	$5,809	$5,189	50	$12,939	$12,144

(1)	Includes a modification of $177,000 through an extension of maturity for the nine months ended September 30, 2012.
(2)	Includes a modification of $532,000 through a payment deferral for the nine months ended September 30, 2012.
(3)	Includes a modification of $649,000 through an extension of maturity for the nine months ended September 30, 2013.
(4)	Includes modifications of $381,000 through payment deferrals and $1.2 million through extensions of maturity for the nine months ended September 30, 2013, and modifications of $2.2 million through extensions of maturity, $1.9 million through reductions of principal or accrued interest and $884,000 through payment deferrals for the nine months ended September 30, 2012.
(5)	Includes modifications of $1.4 million through payment deferrals for the nine months ended September 30, 2013, and modifications of $3.1 million through payment deferrals, $1.9 million through extensions of maturity and $338,000 through a reduction of principal or accrued interest for the nine months ended September 30, 2012.
(6)	Includes a modification of zero through a reduction of principal or accrued interest for the three months ended September 30, 2013, and a modification of $188,000 through a reduction of principal or accrued interest for the nine months ended September 30, 2012.
(7)	Includes modifications of $98,000 through payments deferrals and $130,000 through a reduction of principal or accrued interest for the nine months ended September 30, 2013, and modifications of $551,000 through payment deferrals and $449,000 through reductions of principal or accrued interest for the nine months ended September 30, 2012.
(8)	Includes modifications of $1.2 million through reductions of principal or accrued interest for the nine months ended September 30, 2013.
(9)	Includes a modification of $149,000 through a reduction of principal or accrued interest for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we restructured monthly payments on 24 loans, with a net carrying value of $5.2 million as of September 30, 2013, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands, except number of loans)
Commercial and industrial loans:
Commercial term
Unsecured	—	$—	3	$171	1	$29	6	$431
Secured by real estate	—	—	—	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—	—	1	258
SBA loans	1	130	6	272	1	130	6	272

Total	1	$130	9	$443	2	$159	13	$961

Servicing Assets

The changes in servicing assets for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$5,542	$3,720
Additions	1,996	2,148
Amortization	(1,152)	(720)

Balance at end of period	$6,386	$5,148

At September 30, 2013 and 2012, we serviced loans sold to unaffiliated parties in the amounts of $332.9 million and $277.7 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

Note 4 — Income Taxes

The Company’s income tax expenses were $6.6 million and $17.1 million for the three and nine months ended September 30, 2013, respectively, compared to income tax benefits of $644,000 and $47.7 million for the three and nine months ended September 30, 2012, respectively. The effective income tax rate was 39.1 percent and 36.4 percent for the three and nine months ended September 30, 2013, respectively, as compared to (5.1) percent and (166.6) percent for the three and nine months ended September 30, 2012. The change in the effective tax rate for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, was due primarily to a net tax benefit of $47.7 million resulting from the reversal of $57.9 million of valuation allowance on the Company’s deferred tax asset in the nine months ended September 30, 2012. The income tax expenses for the three and nine months ended September 30, 2013 include discrete items of $85,000 and ($682,000), respectively, related mainly to the revision of the deferred tax estimate from stock options and state tax attributes. Management concluded that deferred tax assets were more likely than not to be realized, and therefore, maintaining a valuation allowance was not required as of September 30, 2013.

As of September 30, 2013, the Company was subject to examination by various federal and state tax authorities for the years ended December 31, 2004 through 2011. The Company was subjected to audits by the Internal Revenue Service for the 2009 tax year, by the California FTB for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the results of those audits.

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

Upon re-measuring the fair value of the stock warrants at September 30, 2013, the fair value decreased by $3,000, which we have included in other operating expenses for the three months ended September 30, 2013. We used a weighted average expected stock volatility of 25.78 percent and a remaining contractual life of 1.8 years based on the contract terms. We also used a dividend yield of 1.65 percent and the risk free rate of 0.47 percent used for the warrants was equal to the zero coupon rate in effect at the end of the measurement period.

Note 6 — Regulatory Matters

Risk-Based Capital

Federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require bank holding companies and banks to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 4.0 percent.

In order for banks to be considered “well capitalized,” federal bank regulatory agencies require them to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 5.0 percent.

The capital ratios of Hanmi Financial and the Bank as of September 30, 2013 and December 31, 2012 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
September 30, 2013
Total capital (to risk-weighted assets):
Hanmi Financial	$409,551	17.72%	$184,934	8.00%	N/A	N/A
Hanmi Bank	$392,743	17.02%	$184,604	8.00%	$230,755	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$380,256	16.45%	$92,467	4.00%	N/A	N/A
Hanmi Bank	$363,527	15.75%	$92,302	4.00%	$138,453	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$380,256	13.68%	$111,197	4.00%	N/A	N/A
Hanmi Bank	$363,527	13.10%	$110,995	4.00%	$138,743	5.00%
December 31, 2012
Total capital (to risk-weighted assets):
Hanmi Financial	$451,784	20.65%	$175,050	8.00%	N/A	N/A
Hanmi Bank	$433,570	19.85%	$174,734	8.00%	$218,418	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$423,937	19.37%	$87,525	4.00%	N/A	N/A
Hanmi Bank	$405,801	18.58%	$87,367	4.00%	$131,051	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$423,937	14.95%	$113,464	4.00%	N/A	N/A
Hanmi Bank	$405,801	14.33%	$113,278	4.00%	$141,597	5.00%

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

As of September 30, 2013, we had a zero coupon tax credit municipal bond of $756,000 compared to $779,000 as of December 31, 2012. This bond was recorded at estimated fair value using a discounted cash flow method, and was measured on a recurring basis with Level 3 inputs. Key assumptions used in measuring the fair value of the tax credit bond as of September 30, 2013 were discount rate and cash flows. The discount rate was derived from the term structure of Bank Qualified (“BQ”) “A-” rated municipal bonds, as the tax credit bond’s guarantee had the similar credit strength. The contractual future cash flows were the tax credits to be received for a remaining life of 1.5 years. If the discount rate is adjusted down to the term structure of BQ “BBB-” rating municipal bonds, the tax credit bond’s value would decline by 0.70 percent. We do not anticipate a significant deterioration of the tax credit bond’s credit quality. Management reviews the discount rate on an ongoing basis based on current market rates.

SBA loans held for sale – SBA loans held for sale are carried at the lower of cost or fair value. As of September 30, 2013 and December 31, 2012, we had $5.2 million and $7.8 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2013 and December 31, 2012, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-performing loans held for sale – We reclassify certain non-performing loans as held for sale when we decide to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of September 30, 2013 and December 31, 2012, we had zero and $484,000 of non-performing loans held for sale, respectively, which are measured on a nonrecurring basis with Level 2 inputs.

Stock warrants – The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Stock”, which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing modeling and was measured on a recurring basis with Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended September 30, 2013. As of September 30, 2013 and December 31, 2012, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
		Significant
		Observable
	Quoted Prices in	Inputs with No
	Active Markets	Active Market	Significant
	for Identical	with Identical	Unobservable
	Assets	Characteristics	Inputs	Balance
	(In thousands)
September 30, 2013
Assets:
Debt securities available-for-sale:
Mortgage-backed securities	$—	$127,085	$—	$127,085
U.S. government agency securities	92,878	—	—	92,878
Collateralized mortgage obligations	—	85,110	—	85,110
Municipal bonds-tax exempt	—	5,730	756	6,486
Municipal bonds-taxable	—	34,788	—	34,788
Corporate bonds	—	20,483	—	20,483
SBA loan pools securities	—	12,921	—	12,921
Other securities	—	2,921	—	2,921

Total debt securities available-for-sale	92,878	289,038	756	382,672

Equity securities available-for-sale:
Financial services industry	385	—	—	385

Total equity securities available-for-sale	385	—	—	385

Total securities available-for-sale	$93,263	$289,038	$756	$383,057

Liabilities:
Stock warrants	$—	$—	$2	$2

December 31, 2012
Assets:
Debt securities available-for-sale:
Mortgage-backed securities	$—	$160,326	$—	$160,326
Collateralized mortgage obligations	—	100,487	—	100,487
U.S. government agency securities	93,118	—	—	93,118
Municipal bonds-tax exempt	—	12,033	779	12,812
Municipal bonds-taxable	—	46,142	—	46,142
Corporate bonds	—	20,400	—	20,400
SBA loan pools securities	—	14,026	—	14,026
Other securities	—	3,357	—	3,357

Total debt securities available-for-sale	93,118	356,771	779	450,668

Equity securities available-for-sale:
Financial services industry	392	—	—	392

Total equity securities available-for-sale	392	—	—	392

Total securities available-for-sale	$93,510	$356,771	$779	$451,060

Liabilities:
Stock warrants	$—	$—	$906	$906

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

				Unrealized
				Gains or
	Beginning	Purchases	Realized	Losses	Ending
	Balance as of	Issuances,	Gains or	in Other	Balance as of
	January 1,	and	Losses	Comprehensive	September 30,
	2013	Settlement	In Earnings	Income	2013
	(In thousands)
Assets:
Municipal bonds-tax exempt (1)	$779	$—	$—	$(23)	$756
Liabilities:
Stock warrants (2)	$906	$(843)	$(61)	$—	$2

(1)	Reflects a zero coupon tax credit municipal bond. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $699,000 with a remaining life of 1.5 years at September 30, 2013.
(2)	Reflects warrants for our common stock issued in connection with services Cappello Capital Corp. provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. See “Note 5 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2013 and December 31, 2012, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
Significant
Observable
	Quoted Prices in	Inputs With No
	Active Markets	Active Market	Significant	Loss During The
	for Identical	With Identical	Unobservable	Nine Months Ended
	Assets	Characteristics	Inputs	September 30, 2013
(In thousands)
September 30, 2013
Assets:
Non-performing loans held for sale	$—	$—	$—	$—
Impaired loans (1)	—	30,353	1,099	1,048
Other real estate owned (2)	—	290	—	7

	Level 1	Level 2	Level 3
Significant
Observable
	Quoted Prices in	Inputs With No
	Active Markets	Active Market	Significant	Loss During The
	for Identical	With Identical	Unobservable	Twelve Months Ended
	Assets	Characteristics	Inputs	December 31, 2012
(In thousands)
December 31, 2012
Assets:
Non-performing loans held for sale (3)	$—	$484	$—	$3,747
Impaired loans (4)	—	27,844	8,888	580
Other real estate owned (5)	—	774	—	301

(1)	Includes real estate loans of $6.4 million, commercial and industrial loans of $23.8 million, and consumer loans of $1.2 million.
(2)	Includes properties from the foreclosure of a residential property loan of $290,000.
(3)	Includes a SBA loan of $484,000.
(4)	Includes real estate loans of $8.7 million, commercial and industrial loans of $27.0 million, and consumer loans of $1.0 million.
(5)	Includes properties from the foreclosure of real estate loans of $774,000.

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

The estimated fair values of financial instruments were as follows:

	September 30, 2013		December 31, 2012
	Carrying or		Carrying or
	Contract	Estimated	Contract	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$193,854	$193,854	$268,047	$268,047
Restricted cash	—	—	5,350	5,350
Investment securities available-for-sale	383,057	383,057	451,060	451,060
Loans receivable, net of allowance for loan losses	2,102,621	2,096,928	1,986,051	1,981,669
Loans held for sale	5,228	5,228	8,306	8,306
Accrued interest receivable	6,957	6,957	7,581	7,581
Investment in federal home loan bank stock	14,060	14,060	17,800	17,800
Investment in federal reserve bank stock	13,200	13,200	12,222	12,222
Financial liabilities:
Noninterest-bearing deposits	778,345	778,345	720,931	720,931
Interest-bearing deposits	1,651,362	1,656,011	1,675,032	1,680,211
Borrowings	2,645	2,674	85,341	85,414
Accrued interest payable	2,705	2,705	11,775	11,775
Off-balance sheet items:
Commitments to extend credit	225,070	190	182,746	146
Standby letters of credit	9,326	42	10,588	24

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

Stock warrants – The fair value of stock warrants is determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over expected term of the warrants. The expected life assumption is based on the contract term and dividend yield is based on the company’s annual dividend divided by the current share price. The risk free rate used for the warrants is equal to the zero coupon rate in effect at the time of the grant (Level 3).

Commitments to extend credit and standby letters of credit – The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans (Level 3).

Note 8 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended September 30, 2013 and 2012, share-based compensation expense was $197,000 and $42,000, respectively, and the related tax benefits on non-qualified stock options were $0 and $18,000, respectively. For the nine months ended September 30, 2013 and 2012, share-based compensation expense was $387,000 and $144,000, respectively, and the related tax benefits on non-qualified stock options were $32,000 and $61,000, respectively.

Unrecognized Share-Based Compensation Expense

As of September 30, 2013, unrecognized share-based compensation expense was as follows:

		Average Expected
	Unrecognized	Recognition
	Expense	Period
	(In thousands)
Stock option awards	$2,158	2.7 years
Restricted stock awards	1,794	2.9 years

Total unrecognized share-based compensation expense	$3,952	2.8 years

The table below provides stock option information for the three months ended September 30, 2013:

				Aggregate
		Weighted-	Weighted	Intrinsic
		Average	Average	Value of
		Exercise	Remaining	In-the-
	Number of	Price Per	Contractual	Money
	Shares	Share	Life	Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	329,970	$37.43	7.5 years	$1,015	(1)
Options granted	305,000	$16.43	9.9 years
Options exercised	(38,437)	$11.18	7.7 years
Options forfeited	(16,125)	$12.46	9.0 years
Options expired	(8,750)	$45.28	4.7 years

Options outstanding at end of period	571,658	$28.58	8.6 years	$636	(2)

Options exercisable at end of period	124,220	$76.83	4.9 years	$258	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $17.67 as of June 30, 2013, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $16.57 as of September 30, 2013, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the nine months ended September 30, 2013:

				Aggregate
		Weighted-	Weighted	Intrinsic
		Average	Average	Value of
		Exercise	Remaining	In-the-
	Number of	Price Per	Contractual	Money
	Shares	Share	Life	Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	342,950	$37.44	8.0 years	$359	(1)
Options granted	305,000	$16.43	9.9 years
Options exercised	(40,678)	$11.25	7.7 years
Options forfeited	(22,501)	$12.48	9.1 years
Options expired	(13,113)	$59.36	4.3 years

Options outstanding at end of period	571,658	$28.58	8.6 years	$636	(2)

Options exercisable at end of period	124,220	$76.83	4.9 years	$258	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $13.59 as of December 31, 2012, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $16.57 as of September 30, 2013, over the exercise price, multiplied by the number of options.

There were 38,437 and 40,678 stock options exercised during the three and nine months ended September 30, 2013, respectively, compared to none during the same periods in 2012.

Restricted Stock Awards

Restricted stock awards under the 2013 Plan generally become fully vested after three to five years of continued employment from the date of grant. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock awards when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock awards are treated as cancelled shares.

The table below provides information for restricted stock awards for the three and nine months ended September 30, 2013:

	Three Months Ended		Nine Months Ended
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share
Restricted stock at beginning of period	3,500	$10.99	10,500	$10.83
Restricted stock granted	111,332	$16.43	111,332	$16.43
Restricted stock vested	—	—	(7,000)	$10.75
Restricted stock forfeited	(750)	$10.80	(750)	$10.80

Restricted stock at end of period	114,082	$16.30	114,082	$16.30

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2013			2012
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except share and per share data)
Three months ended September 30:
Basic EPS	$10,250	31,621,049	$0.32	$13,279	31,475,976	$0.42
Effect of dilutive securities—options, warrants and unvested restricted stock	—	111,955	—	—	69,135	—

Diluted EPS	$10,250	31,733,004	$0.32	$13,279	31,545,111	$0.42

Nine months ended September 30:
Basic EPS	$29,879	31,583,897	$0.95	$76,395	31,474,042	$2.43
Effect of dilutive securities—options, warrants and unvested restricted stock	—	68,898	(0.01)	—	32,725	(0.01)

Diluted EPS	$29,879	31,652,795	$0.94	$76,395	31,506,767	$2.42

For the three months ended September 30, 2013 and 2012, there were 65,525 and 80,825 options, warrants and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2013 and 2012, there were 370,525 and 122,525 options, warrants and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30,	December 31,
	2013	2012
	(In thousands)
Commitments to extend credit	$225,070	$182,746
Standby letters of credit	9,326	10,588
Commercial letters of credit	4,149	6,092
Unused credit card lines	11,934	13,459

Total undisbursed loan commitments	$250,479	$212,885

Note 11 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through September 30, 2014. Hanmi Financial redeemed $30.9 million of trust preferred securities (“TPS”) in March 2013, and fully paid the remaining $51.5 million of TPS in April 2013.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2013, the Bank had no brokered deposits, and had a FHLB advance of $2.6 million compared to $2.9 million as of December 31, 2012.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its total assets. As of September 30, 2013, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $366.2 million and $363.5 million, respectively, compared to $275.1 million and $272.2 million, respectively, as of December 31, 2012. The Bank’s FHLB borrowings as of September 30, 2013 and December 31, 2012 totaled $2.6 million and $2.9 million, respectively, which represented 0.09 percent of total assets as of both dates.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $91.8 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $126.8 million, and had no borrowings as of September 30, 2013. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to a maximum of $100.0 million.

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

Note 13 — Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months periods ended September 30, 2013 and 2012 was as follows:

	Unrealized Gains	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on	and Losses on
	Available-for-Sale	Interest Rate	Interest-Only	Tax (Expense)
	Securities	Swap	Strip	Benefit	Total
	(In thousands)
For the three months ended September 30 2013:
Balance at beginning of period	$915	$—	$17	$702	$1,634
Other comprehensive (loss) income before reclassification	(10,020)	—	—	4,528	(5,492)
Reclassification from accumulated other comprehensive income	(611)	—	—	—	(611)

Period change	(10,631)	—	—	4,528	(6,103)

Balance at end of period	$(9,716)	$—	$17	$5,230	$(4,469)

For the three months ended September 30, 2012:
Balance at beginning of period	$3,442	$—	$14	$(302)	$3,154
Other comprehensive income (loss) before reclassification	3,623	—	2	(1,581)	2,044
Reclassification from accumulated other comprehensive income	166	—	—	—	166

Period change	3,789	—	2	(1,581)	2,210

Balance at end of period	$7,231	$—	$16	$(1,883)	$5,364

For the three months ended September 30, 2013, there was a $611,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $611,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $899,000 in accumulated other comprehensive income.

For the three months ended September 30, 2012, there was a $10,000 reclassification from accumulated other comprehensive income to gains in earnings, which resulted from the redemption of available-for-sale securities, and a $176,000 reclassification from other comprehensive loss to OTTI charge in earnings, which resulted from a write-down of the value of investment securities to its fair value. The reclassification adjustments of a $10,000 gain and a $176,000 loss out of accumulated other comprehensive income were included in net gain on sales of investment securities and impairment loss on investment securities, respectively, under non-interest income. The securities with the $10,000 gain from reclassification adjustments were previously recorded as unrealized gains of $4,000 in accumulated other comprehensive income.

Activity in accumulated other comprehensive income for the nine months periods ended September 30, 2013 and 2012 was as follows:

	Unrealized Gains	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on	and Losses on
	Available-for-Sale	Interest Rate	Interest-Only	Tax (Expense)
	Securities	Swap	Strip	Benefit	Total
	(In thousands)
For the nine months ended September 30 2013:
Balance at beginning of period	$7,348	$—	$16	$(1,946)	$5,418
Other comprehensive (loss) income before reclassification	(16,141)	—	1	7,176	(8,964)
Reclassification from accumulated other comprehensive income	(923)	—	—	—	(923)

Period change	(17,064)	—	1	7,176	(9,887)

Balance at end of period	$(9,716)	$—	$17	$5,230	$(4,469)

For the nine months ended September 30, 2012:
Balance at beginning of period	$4,115	$(9)	$20	$(602)	$3,524
Other comprehensive income (loss) before reclassification	4,216	9	(4)	(1,281)	2,940
Reclassification from accumulated other comprehensive income	(1,100)	—	—	—	(1,100)

Period change	3,116	9	(4)	(1,281)	1,840

Balance at end of period	$7,231	$—	$16	$(1,883)	$5,364

For the nine months ended September 30, 2013, there was a $923,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $923,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $2.4 million in accumulated other comprehensive income.

For the nine months ended September 30, 2012, there was a $1.3 million reclassification from accumulated other comprehensive income to gains in earnings, which resulted from the redemption and sale of available-for-sale securities, and a $176,000 reclassification from other comprehensive loss to OTTI charge in earnings, which resulted from write-down of the value of investment securities to its fair value. The reclassification adjustments of a $1.3 million gain and a $176,000 loss out of accumulated other comprehensive income were included in net gain on sales of investment securities and impairment loss on investment securities, respectively, under non-interest income. The securities with the $1.3 million gain from reclassification adjustments were previously recorded as an unrealized gain of $1.7 million in accumulated other comprehensive income.

Note 14 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2013. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (this “Report”).

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

Selected Financial Data

The following tables set forth certain selected financial data for the periods indicated:

	As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Average balances:
Average gross loans, net of deferred loan fees (1)	$2,186,884	$1,958,819	$2,142,462	$1,982,369
Average investment securities	385,961	386,513	417,290	409,544
Average interest-earning assets	2,644,844	2,694,571	2,665,087	2,671,300
Average total assets	2,789,741	2,829,778	2,804,224	2,765,308
Average deposits	2,374,847	2,361,534	2,363,272	2,335,771
Average borrowings	5,587	85,482	34,308	85,884
Average interest-bearing liabilities	1,630,637	1,766,709	1,673,559	1,754,943
Average stockholders’ equity	395,274	352,980	390,700	313,816
Per share data:
Earnings per share—basic	$0.32	$0.42	$0.95	$2.43
Earnings per share—diluted	$0.32	$0.42	$0.94	$2.42
Common shares outstanding	31,754,115	31,489,201	31,754,115	31,489,201
Book value per share (2)	$12.53	$11.56	$12.53	$11.56
Performance ratios:
Return on average assets (3) (4)	1.46%	1.87%	1.42%	3.69%
Return on average stockholders’ equity (3) (5)	10.29%	14.97%	10.22%	32.52%
Efficiency ratio (6)	52.98%	59.81%	55.30%	63.62%
Net interest spread (7)	3.98%	3.34%	3.78%	3.35%
Net interest margin (8)	4.28%	3.69%	4.08%	3.74%
Average stockholders’ equity to average total assets	14.17%	12.47%	13.93%	11.35%
Selected capital ratios: (9)
Total risk-based capital ratio:
Hanmi Financial	17.72%	20.79%	17.72%	20.79%
Hanmi Bank	17.02%	19.91%	17.02%	19.91%
Tier 1 risk-based capital ratio:
Hanmi Financial	16.45%	19.52%	16.45%	19.52%
Hanmi Bank	15.75%	18.63%	15.75%	18.63%
Tier 1 leverage ratio:
Hanmi Financial	13.68%	14.71%	13.68%	14.71%
Hanmi Bank	13.10%	14.05%	13.10%	14.05%
Asset quality ratios:
Non-performing loans to gross loans (10)	1.05%	2.28%	1.05%	2.28%
Non-performing assets to total assets (11)	0.81%	1.59%	0.81%	1.59%
Net loan charge-offs to average gross loans (12)	0.41%	1.21%	0.38%	2.06%
Allowance for loan losses to gross loans	2.67%	3.38%	2.67%	3.38%
Allowance for loan losses to total non-performing loans	253.07%	147.92%	253.07%	147.92%

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
(11)	Non-performing assets consist of non-performing loans (see footnote (10) above) and other real estate owned
(12)	Calculation based on annualized net loan charge-offs

Non-GAAP Financial Measures

Tangible Stockholders’ Equity to Tangible Assets Ratio

Tangible common equity to tangible assets ratio is supplemental financial information determined by a method other than in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is used by management in analyzing Hanmi Financial’s capital strength. Tangible equity is calculated by subtracting goodwill and other intangible assets from total stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from total stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the capital strength of Hanmi Financial. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	As of September 30,
	2013	2012
	(In thousands, except share and per share data)
Hanmi Financial Corporation
Total assets	$2,845,137	$2,841,857
Less other intangible assets	(1,212)	(1,376)

Tangible assets	$2,843,925	$2,840,481

Total stockholders’ equity	$397,956	$363,987
Less other intangible assets	(1,212)	(1,376)

Tangible stockholders’ equity	$396,744	$362,611

Total stockholders’ equity to total assets	13.99%	12.81%
Tangible common equity to tangible assets	13.95%	12.77%
Common shares outstanding	31,754,115	31,489,201
Tangible common equity per common share	$12.49	$11.52

Executive Overview

The financial highlights for the third quarter ended September 30, 2013 are as follows:

•	Third quarter net income was $10.3 million, or $0.32 per diluted share, compared to $9.5 million, or $0.30 per diluted share, in the second quarter of 2013, and $13.3 million, or $0.42 per diluted share, in the third quarter of 2012.

•	Net interest margin increased 18 basis points to 4.28 percent, from 4.10 percent in the second quarter of 2013, and increased 59 basis points from 3.69 percent in the third quarter of 2012.

•	Efficiency ratio continued to improve to 52.98 percent for this quarter from 56.55 percent for the second quarter of 2013 and 59.81 percent for the same quarter a year ago.

•	New loan production totaled $136.0 million, mainly consisting of $84.6 million of commercial real estate loans, $22.8 million of commercial and industrial loans, and $27.9 million of SBA loans.

•	Average gross loans were up 11.7 percent year-over-year.

•	Asset quality improved, with non-performing assets declining to 0.81 percent of total assets.

•	A cash dividend of $0.07 per share of common stock was paid on September 17, 2013.

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

	Three Months Ended
	September 30, 2013			September 30, 2012
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,186,884	$29,098	5.28%	$1,958,819	$26,781	5.44%
Municipal securities-taxable	43,259	442	4.09%	44,887	452	4.03%
Municipal securities-tax exempt (2)	10,088	106	4.21%	12,587	151	4.79%
Obligations of other U.S. government agencies	94,350	455	1.93%	74,345	280	1.51%
Other debt securities	238,264	1,143	1.92%	254,694	1,260	1.98%
Equity securities	28,058	392	5.59%	30,886	178	2.31%
Federal funds sold	—	—	0.00%	17,925	20	0.44%
Term federal funds sold	—	—	0.00%	78,967	191	0.96%
Interest-bearing deposits in other banks	43,941	28	0.25%	221,461	142	0.26%

Total interest-earning assets	2,644,844	31,664	4.75%	2,694,571	29,455	4.35%

Noninterest-earning assets:
Cash and cash equivalents	66,808			70,591
Allowance for loan losses	(58,991)			(71,481)
Other assets	137,080			136,097

Total noninterest-earning assets	144,897			135,207

Total assets	$2,789,741			$2,829,778

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$115,058	$454	1.57%	$111,432	$516	1.84%
Money market checking and NOW accounts	546,413	691	0.50%	555,454	859	0.62%
Time deposits of $100,000 or more	522,664	942	0.72%	660,036	1,467	0.88%
Other time deposits	440,915	1,030	0.93%	354,305	797	0.89%
FHLB advances	5,587	36	2.56%	3,076	40	5.17%
Junior subordinated debentures	—	—	0.00%	82,406	804	3.88%

Total interest-bearing liabilities	1,630,637	3,153	0.77%	1,766,709	4,483	1.01%

Noninterest-bearing liabilities:
Demand deposits	749,797			680,307
Other liabilities	14,033			29,782

Total noninterest-bearing liabilities	763,830			710,089

Total liabilities	2,394,467			2,476,798
Stockholders’ equity	395,274			352,980

Total liabilities and stockholders’ equity	$2,789,741			$2,829,778

Net interest income		$28,511			$24,972

Cost of deposits			0.52%			0.61%

Net interest spread (3)			3.98%			3.34%

Net interest margin (4)			4.28%			3.69%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $510,000 and $282,000 for the three months ended September 30, 2013 and 2012, respectively.
(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2013 vs.
	Three Months Ended September 30, 2012
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$3,115	$(798)	$2,317
Municipal securities-taxable	(17)	7	(10)
Municipal securities-tax exempt	(28)	(17)	(45)
Obligations of other U.S. government agencies	86	89	175
Other debt securities	(79)	(38)	(117)
Equity securities	(17)	231	214
Federal funds sold	(10)	(10)	(20)
Term federal funds sold	(95)	(96)	(191)
Interest-bearing deposits in other banks	(110)	(4)	(114)

Total interest and dividend income	$2,845	$(636)	$2,209

Interest expense:
Savings	$17	$(79)	$(62)
Money market checking and NOW accounts	(13)	(155)	(168)
Time deposits of $100,000 or more	(274)	(251)	(525)
Other time deposits	199	34	233
FHLB advances	23	(27)	(4)
Junior subordinated debentures	(402)	(402)	(804)

Total interest expense	$(450)	$(880)	$(1,330)

Change in net interest income	$3,295	$244	$3,539

Interest income increased $2.2 million, or 7.5 percent, to $31.7 million for the three months ended September 30, 2013 from $29.5 million for the same period in 2012. Interest expense decreased $1.3 million, or 29.7 percent, to $3.2 million for the three months ended September 30, 2013 compared to $4.5 million for the same period in 2012. For the three months ended September 30, 2013 and 2012, net interest income before credit losses on a tax-equivalent basis was $28.5 million and $25.0 million, respectively. The increase in net interest income before credit losses was primarily attributable to increased interest income from average gross loan increases, lower deposit costs resulting from the replacement of high-cost time deposits with low-cost deposits and a decrease in interest expense from the redemption of $80 million of TPS. The net interest spread and net interest margin for the three months ended September 30, 2013 were 3.98 percent and 4.28 percent, respectively, compared to 3.34 percent and 3.69 percent, respectively, for the three months ended September 30, 2012.

Average gross loans increased $228.1 million, or 11.6 percent, to $2.19 billion for the three months ended September 30, 2013 from $1.96 billion for the same period in 2012. Average investment securities decreased $552,000, or 0.1 percent, to $386.0 million for the three months ended September 30, 2013 from $386.5 million for the same period in 2012. Average interest-earning assets decreased $49.7 million, or 1.8 percent, to $2.64 billion for the three months ended September 30, 2013 from $2.69 billion for the same period in 2012. The decrease in average interest-earning assets was due mainly to a decrease in excess liquidity utilized for reduction of interest-bearing liabilities. Average interest-bearing liabilities decreased $136.1 million to $1.63 billion for the three months ended September 30, 2013, compared to $1.77 billion for the same period in 2012. The decrease in average interest-bearing liabilities resulted primarily from the redemption of $80 million of TPS and the reduction of high-cost time deposits.

The average yield on loans decreased to 5.28 percent for the three months ended September 30, 2013 from 5.44 percent for the same period in 2012. The average yield on investment securities remained the same at 2.22 percent for the three months ended September 30, 2013 and the same period in 2012. The average yield on interest-earning assets increased 40 basis points to 4.75 percent for the three months ended September 30, 2013 from 4.35 percent for the same period in 2012, due primarily to on-going investment of funds to higher yielding loans. The average cost on interest-bearing liabilities decreased 24 basis points to 0.77 percent for the three months ended September 30, 2013 from 1.01 percent for the same period in 2012. This decrease was due primarily to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing, while completely redeeming TPS and reducing rate sensitive deposits.

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Nine Months Ended
	September 30, 2013			September 30, 2012
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,142,462	$83,736	5.23%	$1,982,369	$81,564	5.50%
Municipal securities-taxable	45,141	1,350	3.99%	44,881	1,340	3.98%
Municipal securities-tax exempt (2)	11,188	365	4.35%	12,959	460	4.73%
Obligations of other U.S. government agencies	92,262	1,309	1.89%	75,058	985	1.75%
Other debt securities	268,699	3,597	1.78%	276,646	3,955	1.91%
Equity securities	29,032	1,026	4.71%	31,486	512	2.17%
Federal funds sold	2,079	6	0.39%	16,545	53	0.43%
Term federal funds sold	—	—	0.00%	91,898	684	0.99%
Interest-bearing deposits in other banks	74,224	140	0.25%	139,458	269	0.26%

Total interest-earning assets	2,665,087	91,529	4.59%	2,671,300	89,822	4.49%

Noninterest-earning assets:
Cash and cash equivalents	66,542			70,303
Allowance for loan losses	(60,872)			(79,502)
Other assets	133,467			103,207

Total noninterest-earning assets	139,137			94,008

Total assets	$2,804,224			$2,765,308

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$114,978	$1,377	1.60%	$109,605	$1,675	2.04%
Money market checking and NOW accounts	568,490	2,180	0.51%	512,086	2,313	0.60%
Time deposits of $100,000 or more	560,999	3,174	0.76%	700,443	5,978	1.14%
Other time deposits	394,784	2,645	0.90%	346,925	2,545	0.98%
FHLB advances	5,898	115	2.61%	3,478	126	4.84%
Junior subordinated debentures	28,410	678	3.19%	82,406	2,400	3.89%

Total interest-bearing liabilities	1,673,559	10,169	0.81%	1,754,943	15,037	1.14%

Noninterest-bearing liabilities:
Demand deposits	724,021			666,712
Other liabilities	15,944			29,837

Total noninterest-bearing liabilities	739,965			696,549

Total liabilities	2,413,524			2,451,492
Stockholders’ equity	390,700			313,816

Total liabilities and stockholders’ equity	$2,804,224			$2,765,308

Net interest income		$81,360			$74,785

Cost of deposits			0.53%			0.72%

Net interest spread (3)			3.78%			3.35%

Net interest margin (4)			4.08%			3.74%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $937,000 and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.
(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended September 30, 2013 vs.
	Nine Months Ended September 30, 2012
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$6,392	$(4,220)	$2,172
Municipal securities-taxable	8	2	10
Municipal securities-tax exempt	(60)	(35)	(95)
Obligations of other U.S. government agencies	239	85	324
Other debt securities	(109)	(249)	(358)
Equity securities	(43)	557	514
Federal funds sold	(42)	(5)	(47)
Term federal funds sold	(342)	(342)	(684)
Interest-bearing deposits in other banks	(121)	(8)	(129)

Total interest and dividend income	$5,922	$(4,215)	$1,707

Interest expense:
Savings	$(10)	$(288)	$(298)
Money market checking and NOW accounts	40	(173)	(133)
Time deposits of $100,000 or more	(1,043)	(1,761)	(2,804)
Other time deposits	152	(52)	100
FHLB advances	17	(28)	(11)
Junior subordinated debentures	(1,351)	(371)	(1,722)

Total interest expense	$(2,195)	$(2,673)	$(4,868)

Change in net interest income	$8,117	$(1,542)	$6,575

Interest income increased $1.7 million, or 1.9 percent, to $91.5 million for the nine months ended September 30, 2013 from $89.8 million for the same period in 2012. Interest expense decreased $4.9 million, or 32.4 percent, to $10.2 million for the nine months ended September 30, 2013 compared to $15.0 million for the same period in 2012. For the nine months ended September 30, 2013 and 2012, net interest income before credit losses on a tax-equivalent basis was $81.4 million and $74.8 million, respectively. The increase in net interest income before credit losses was primarily attributable to lower deposit costs resulting from the replacement of high-cost time deposits with low-cost deposit and a decrease in interest expense from the full redemption of $80 million of TPS. The net interest spread and net interest margin for the nine months ended September 30, 2013 were 3.78 percent and 4.08 percent, respectively, compared to 3.35 percent and 3.74 percent, respectively, for the nine months ended September 30, 2012.

Average gross loans increased $160.1 million, or 8.1 percent, to $2.14 billion for the nine months ended September 30, 2013 from $1.98 billion for the same period in 2012. Average investment securities increased $7.7 million, or 1.9 percent, to $417.3 million for the nine months ended September 30, 2013 from $409.5 million for the same period in 2012. Average interest-earning assets decreased $6.2 million, or 0.2 percent, to $2.665 billion for the nine months ended September 30, 2013 from $2.671 billion for the same period in 2012. The decrease in average interest-earning assets was due mainly to decrease in excess liquidity utilized for reduction of interest-bearing liabilities. Average interest bearing liabilities decreased $81.4 million to $1.67 billion for the nine months ended September 30, 2013, compared to $1.75 billion for the same period in 2012. The decrease in average interest-bearing liabilities resulted primarily from the full redemption of $80 million of TPS and the reduction of high-cost time deposits.

The average yield on loans decreased to 5.23 percent for the nine months ended September 30, 2013 from 5.50 percent for the same period in 2012. The average yield on investment securities decreased to 2.12 percent for the nine months ended September 30, 2013 from 2.19 percent for the same period in 2012. The average yield on interest-earning assets increased 10 basis points to 4.59 percent for the nine months ended September 30, 2013 from 4.49 percent for the same period in 2012 due primarily to deployment of lower yielding funds to higher yielding loans, partially offset by new securities purchased with lower rates. The average cost on interest-bearing liabilities decreased 33 basis points to 0.81 percent for the nine months ended September 30, 2013 from 1.14 percent for the same period in 2012. This decrease was due primarily to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing, while reducing wholesale funds and rate sensitive deposits.

Provision for Credit Losses

No provisions for credit losses were recorded for the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, the provisions for credit losses were zero and $6.0 million, respectively. Net charge-offs decreased by $3.7 million, or 62.3 percent, to $2.2 million for the three months ended September 30, 2013 from $5.9 million for the same period in 2012. Net charge-offs decreased by $24.4 million, or 79.9 percent, to $6.2 million for the nine months ended September 30, 2013 from $30.6 million for the same period in 2012. Non-performing loans decreased to $22.8 million at September 30, 2013 from $44.7 million at September 30, 2012, representing 1.05 percent and 2.28 percent of gross loans, respectively. See “—Financial Condition—Non-Performing Assets” and “—Financial Condition—Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Service charges on deposit accounts	$2,730	$2,851	$(121)	-4.24%
Insurance commissions	1,273	1,092	181	16.58%
Remittance fees	481	476	5	1.05%
Trade finance fees	248	274	(26)	-9.49%
Other service charges and fees	349	361	(12)	-3.32%
Bank-owned life insurance income	230	235	(5)	-2.13%
Gain on sales of SBA loans guaranteed portion	994	1,772	(778)	-43.91%
Net loss on sales of other loans	—	(515)	515	-100.00%
Net gain on sales of investment securities	611	10	601	6010.00%
Other-than-temporary impairment loss on investment securities	—	(176)	176	-100.00%
Other operating income	410	140	270	192.86%

Total non-interest income	$7,326	$6,520	$806	12.36%

	Nine Months Ended
	September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Service charges on deposit accounts	$8,662	$8,955	$(293)	-3.27%
Insurance commissions	3,904	3,622	282	7.79%
Remittance fees	1,519	1,417	102	7.20%
Trade finance fees	801	858	(57)	-6.64%
Other service charges and fees	1,082	1,105	(23)	-2.08%
Bank-owned life insurance income	693	872	(179)	-20.53%
Gain on sales of SBA loans guaranteed portion	6,064	7,245	(1,181)	-16.30%
Net loss on sales of other loans	(557)	(8,234)	7,677	-93.24%
Net gain on sales of investment securities	923	1,392	(469)	-33.69%
Other-than-temporary impairment loss on investment securities	—	(292)	292	-100.00%
Other operating income	742	402	340	84.58%

Total non-interest income	$23,833	$17,342	$6,491	37.43%

Non-interest income increased to $7.3 million for the three months ended September 30, 2013, compared to $6.5million for the same period in 2012. The increase was primarily attributable to a $601,000 increase in net gain on sales of investment securities and a $515,000 decrease in net loss on sales of other loans. Non-interest income as a percentage of average assets was 1.04 percent for the three months ended September 30, 2013, up from 0.92 percent of average assets for the same period in 2012. Non-interest income increased to $23.8 million for the nine months ended September 30, 2013, compared to $17.3 million for the same period in 2012. The increase was due mainly to a $7.7 million decrease in net loss on sales of other loans. Non-interest income as a percentage of average assets was 1.14 percent for the nine months ended September 30, 2013, up from 0.84 percent of average assets for the same period in 2012.

For the three months ended September 30, 2013, a net gain from selling the guaranteed portions of SBA loans totaled $994,000, or 13.6 percent of total non-interest income, compared to $1.8 million, or 27.2 percent of total non-interest income for the same period in 2012. The Company sold $15.6 million and $21.3 million of the guaranteed portions of SBA loans during the three months ended September 30, 2013 and 2012, respectively. Net gain on sales of investment securities was $611,000 for the three months ended September 30, 2013, compared to $10,000 for the same period in 2012. Net loss on sales of other loans, which includes the valuation adjustment to loans held for sale, was zero for the three months ended September 30, 2013, compared to $515,000 for the same period in 2012. The decrease in net loss on sales of other loans was due to continuing improvement in asset quality. Net gain from selling the guaranteed portions of SBA loans for the nine months ended September 30, 2013 totaled $6.1 million compared to $7.2 million for the same period in 2012. The Company sold $69.2 million and $86.5 million of the guaranteed portions of SBA loans during the nine months ended September 30, 2013 and 2012, respectively. Net loss on sales of other loans, which includes the valuation adjustment to loans held for sale, decreased to $557,000 for the nine months ended September 30, 2013 from $8.2 million for the same period in 2012. The sale of other loans decreased significantly to $5.9 million for the nine months ended September 30, 2013 from $96.6 million for the same period in 2012. The decrease in net loss on sales of other loans was due primarily to a direct result of our management’s effort to reduce problem and non-performing assets and continuing improvement in asset quality.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$9,926	$9,148	$778	8.50%
Occupancy and equipment	2,634	2,623	11	0.42%
Deposit insurance premiums and regulatory assessments	308	283	25	8.83%
Data processing	1,158	1,211	(53)	-4.38%
Other real estate owned expense	(59)	352	(411)	-116.76%
Professional fees	907	1,112	(205)	-18.44%
Directors and officers liability insurance	219	296	(77)	-26.01%
Supplies and communications	562	669	(107)	-15.99%
Advertising and promotion	1,140	1,023	117	11.44%
Loan-related expense	91	164	(73)	-44.51%
Amortization of other intangible assets	41	41	—	0.00%
Other operating expenses	2,039	1,882	157	8.34%

Total non-interest expense	$18,966	$18,804	$162	0.86%

	Nine Months Ended
	September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$28,692	$27,707	$985	3.56%
Occupancy and equipment	7,745	7,839	(94)	-1.20%
Deposit insurance premiums and regulatory assessments	1,059	3,182	(2,123)	-66.72%
Data processing	3,470	3,762	(292)	-7.76%
Other real estate owned expense	(47)	377	(424)	-112.47%
Professional fees	5,428	2,950	2,478	84.00%
Directors and officers liability insurance	658	888	(230)	-25.90%
Supplies and communications	1,687	1,803	(116)	-6.43%
Advertising and promotion	2,817	2,633	184	6.99%
Loan-related expense	328	452	(124)	-27.43%
Amortization of other intangible assets	123	157	(34)	-21.66%
Other operating expenses	6,137	5,563	574	10.32%

Total non-interest expense	$58,097	$57,313	$784	1.37%

Non-interest expense increased to $19.0 million for the three months ended September 30, 2013, compared to $18.8 million for the same period in 2012. Non-interest expense as a percentage of average assets was 2.70 percent for the three months ended September 30, 2013, up from 2.64 percent of average assets for the same period in 2012. Non-interest expense increased to $58.1 million for the nine months ended September 30, 2013, compared to $57.3 million for the same period in 2012. Non-interest expense as a percentage of average assets was 2.77 percent both for the nine months ended September 30, 2013 and for the same period in 2012.

Salaries and employee benefits increased by $778,000, or 8.50 percent, to $9.9 million for the three months ended September 30, 2013, compared to $9.1 million for the same period in 2012, due mainly to the addition of new personnel. Professional fees decreased by $205,000, or 18.44 percent, to $907,000 for the three months ended September 30, 2013, compared to $1.1 million for the same period in 2012, due mainly to no further costs incurred in connection with a lawsuit in which the Bank prevailed. For the nine months ended September 30, 2013, professional fees increased by $2.5 million, or 84.0 percent, to $5.4 million, compared to $3.0 million for the same period in 2012, due mainly to legal expenses incurred in defending lawsuits in the ordinary course of business, as well as professional and legal expenses related to reviews of potential strategic transactions. Reflecting lower premium and assessment rates as a result of overall improvement in our financial condition, deposit insurance premiums and regulatory assessments decreased by $2.1 million, or 66.7 percent, to $1.1 million for the nine months ended September 30, 2013 compared to $3.2 million for the same period in 2012.

Provision for Income Taxes

For the nine months ended September 30, 2013, income tax expenses of $17.1 million were recognized on pre-tax income of $47.0 million, representing an effective tax rate of 36.4 percent, compared to income tax benefit of $47.7 million on pre-tax income of $28.7 million, representing an effective tax rate of (166.6) percent, for the same period in 2012.

Financial Conditions

Investment Portfolio

Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held-to-maturity.” All other securities are classified as “available-for-sale.” There were no trading or held-to-maturity securities as of September 30, 2013 and December 31, 2012. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of September 30, 2013, the investment portfolio was composed primarily of mortgage-backed securities, U.S. government agency securities, and collateralized mortgage obligations. Investment securities available-for-sale were 100 percent of the investment portfolio as of September 30, 2013 and December 31, 2012. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, securities available-for-sale were $383.1 million, or 13.5 percent of assets, compared to $451.1 million, or 15.6 percent of assets, as of December 31, 2012. For the nine months ended September 30, 2013, securities available-for-sale decreased by $68.0 million, or 15.1 percent, from $451.1 million as of December 31, 2012, in the form of sales, calls, prepayments and scheduled amortization.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	September 30, 2013			December 31, 2012
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities (1)	$129,463	$127,085	$(2,378)	$157,185	$160,326	$3,141
U.S. government agency securities	98,844	92,878	(5,966)	92,990	93,118	128
Collateralized mortgage obligations (1)	85,191	85,110	(81)	98,821	100,487	1,666
Municipal bonds-tax exempt	6,438	6,486	48	12,209	12,812	603
Municipal bonds-taxable	35,290	34,788	(502)	44,248	46,142	1,894
Corporate bonds	20,478	20,483	5	20,470	20,400	(70)
SBA loan pool securities	13,826	12,921	(905)	14,104	14,026	(78)
Other securities	3,025	2,921	(104)	3,331	3,357	26
Equity securities	218	385	167	354	392	38

Total securities available-for-sale:	$392,773	$383,057	$(9,716)	$443,712	$451,060	$7,348

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The amortized cost and estimated fair value of investment securities as of September 30, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2063, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Within one year	$—	$—
Over one year through five years	33,325	33,315
Over five years through ten years	105,186	100,320
Over ten years	39,390	36,842
Mortgage-backed securities	129,463	127,085
Collateralized mortgage obligations	85,191	85,110
Equity securities	218	385

Total	$392,773	$383,057

FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the nine months ended September 30, 2013.

Gross unrealized losses on investment securities available-for-sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2013 and December 31, 2012:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(In thousands, except number of securities)
September 30, 2013
Mortgage-backed securities	$1,552	$64,931	21	$1,619	$22,774	9	$3,171	$87,705	30
U.S. government agency securities	4,577	70,263	26	1,393	19,603	7	5,970	89,866	33
Collateralized mortgage obligations	500	24,478	12	354	9,610	4	854	34,088	16
Municipal bonds-tax exempt	13	4,065	2	—	—	—	13	4,065	2
Municipal bonds-taxable	479	19,783	14	242	3,876	4	721	23,659	18
Corporate bonds	91	4,899	1	114	6,874	2	205	11,773	3
SBA loan pool securities	229	2,714	1	676	10,207	3	905	12,921	4
Other securities	18	1,994	3	86	927	2	104	2,921	5

Total	$7,459	$193,127	80	$4,484	$73,871	31	$11,943	$266,998	111

December 31, 2012
Mortgage-backed securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
U.S. government agency securities	94	26,894	9	—	—	—	94	26,894	9
Collateralized mortgage obligations	109	14,344	5	—	—	—	109	14,344	5
Municipal bonds-taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate bonds	—	—	—	246	10,738	3	246	10,738	3
SBA loan pool securities	82	11,004	3	—	—	—	82	11,004	3
Other securities	1	12	1	46	953	1	47	965	2
Equity securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2013 and December 31, 2012 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2013 and December 31, 2012 were not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2013 and December 31, 2012 were warranted.

Investment securities available-for-sale with carrying values of $50.5 million and $18.2 million as of September 30, 2013 and December 31, 2012, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

The following table shows the loan composition by type as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Real estate loans:
Commercial property	$887,576	$787,094	$100,482	12.8%
Residential property	82,519	101,778	(19,259)	-18.9%

Total real estate loans	970,095	888,872	81,223	9.1%
Commercial and lndustrial loans:
Commercial term	913,021	884,364	28,657	3.2%
Commercial lines of credit	54,374	56,121	(1,747)	-3.1%
SBA loans	153,990	148,306	5,684	3.8%
International loans	33,726	34,221	(495)	-1.4%

Total commercial and industrial loans	1,155,111	1,123,012	32,099	2.9%
Consumer loans (1)	34,065	36,676	(2,611)	-7.1%

Total gross loans	2,159,271	2,048,560	110,711	5.4%
Allowance for loans losses	(57,639)	(63,305)	5,666	-9.0%
Deferred loan fees	989	796	193	24.2%

Loans receivable, net	$2,102,621	$1,986,051	$116,570	5.9%

(1)	Consumer loans include home equity line of credit.

As of September 30, 2013 and December 31, 2012, loans receivable, net of deferred loan fees and allowance for loan losses, totaled $2.10 billion and $1.99 billion, respectively, representing an increase of $116.6 million, or 5.9 percent. Gross loans increased by $110.7 million, or 5.4 percent, to $2.16 billion as of September 30, 2013, from $2.05 billion as of December 31, 2012. The increase was attributable to increases in real estate loans by 9.1 percent, commercial term loans by 3.2 percent, and SBA loans by 3.8 percent from the year ended December 31, 2012. The increase was partially offset by a decline in commercial lines of credit by 3.1 percent and consumer loans by 7.1 percent.

During the nine months ended September 30, 2013, total loan disbursement consisted of $342.2 million in commercial real estate loans, $95.2 million in SBA loans and $38.9 million in commercial and industrial loans. The increase was offset by decreases in loans resulting from $69.5 million of transfers to loans held for sale, $11.1 million of gross charge-offs, $287.0 million of pay-offs and other net amortizations.

As of September 30, 2013, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of gross loans outstanding:

		Percentage of
	Balance as of	Gross Loans
Industry	September 30, 2013	Outstanding
	(In thousands)
Lessor of non-residential buildings	$561,391	25.94%
Accommodation/hospitality	$344,682	15.92%
Gasoline stations	$303,273	14.01%

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

Except for non-performing loans set forth below, management is not aware of any loans as of September 30, 2013 and December 31, 2012 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Non-performing loans:
Real estate loans:
Commercial property
Retail	$768	$1,079	$(311)	-28.8%
Land	—	2,097	(2,097)	-100.0%
Residential property	1,659	1,270	389	30.6%
Commercial and industrial loans:
Commercial term
Unsecured	2,490	8,311	(5,821)	-70.0%
Secured by real estate	5,591	8,679	(3,088)	-35.6%
Commercial lines of credit	830	1,521	(691)	-45.4%
SBA loans	9,959	12,563	(2,604)	-20.7%
Consumer loans	1,479	1,759	(280)	-15.9%

Total non-accrual loans	22,776	37,279	(14,503)	-38.9%
Loans 90 days or more past due and still accruing	—	—	—	0.0%

Total non-performing loans (1)	22,776	37,279	(14,503)	-38.9%
Other real estate owned	290	774	(484)	-62.5%

Total non-performing assets	$23,066	$38,053	$(14,987)	-39.4%

Non-performing loans as a percentage of total gross loans	1.05%	1.82%
Non-performing assets as a percentage of total assets	0.81%	1.32%
Total debt restructured performing loans	$17,812	$16,980

(1)	Includes non-performing troubled debt restructured loans of $10.2 million and $18.8 million as of September 30, 2013 and December 31, 2012, respectively

Non-accrual loans totaled $22.8 million as of September 30, 2013, compared to $37.3 million as of December 31, 2012, representing a 38.9 percent decrease. Delinquent loans (defined as 30 days or more past due) were $16.0 million as of September 30, 2013, compared to $16.5 million as of December 31, 2012, representing a 2.8 percent decrease. As of September 30, 2013, delinquent loans of $9.2 million were included in non-performing loans. The $14.1 million of delinquent loans as of December 31, 2012 was included in non-performing loans. During the nine months ended September 30, 2013, loans totaling $8.9 million were placed on non-accrual status. The additions to non-accrual loans were offset by $5.7 million in transfers to loans held for sale, $8.1 million in charge-offs, $6.1 million in principal paydowns and payoffs, $1.4 million in upgrades to accrual, $1.2 million in note sales, and $919,000 in SBA guaranteed portions received.

The ratio of non-performing loans to gross loans also decreased to 1.05 percent at September 30, 2013 from 1.82 percent at December 31, 2012. During the same period, allowance for loan losses decreased by $5.7 million, or 9.0 percent, to $57.6 million from $63.3 million. Of the $22.8 million non-performing loans, approximately $18.8 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $1.8 million as of September 30, 2013. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of September 30, 2013, there was one other real estate owned (“OREO”) located in Washington with a carrying value of $290,000 and no valuation adjustment. As of December 31, 2012, there were two OREOs located in Illinois and Virginia with a combined carrying value of $774,000 and no valuation adjustment.

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
	(In thousands)
September 30, 2013
Real estate loans:
Commercial property
Retail	$2,234	$2,309	$2,234	$—	$—
Land	—	—	—	—	—
Other	1,169	1,169	649	520	25
Residential property	2,982	3,072	2,982	—	—
Commercial and industrial loans:
Commercial term
Unsecured	10,072	10,361	1,743	8,329	1,371
Secured by real estate	17,948	19,181	17,193	755	163
Commercial lines of credit	830	1,055	830	—	471
SBA loans	5,477	8,785	4,112	1,365	9
International loans	1,180	1,180	608	572	330
Consumer loans	1,574	1,662	399	1,175	—

Total gross loans	$43,466	$48,774	$30,750	$12,716	$2,369

December 31, 2012
Real estate loans:
Commercial property
Retail	$2,930	$3,024	$2,930	$—	$—
Land	2,097	2,307	2,097	—	—
Other	527	527	—	527	67
Residential property	3,265	3,308	1,866	1,399	94
Commercial and industrial loans:
Commercial term
Unsecured	14,532	15,515	6,826	7,706	2,144
Secured by real estate	22,050	23,221	9,520	12,530	2,319
Commercial lines of credit	1,521	1,704	848	673	230
SBA loans	6,170	10,244	4,294	1,876	762
International loans	—	—	—	—	—
Consumer loans	1,652	1,711	449	1,203	615

Total gross loans	$54,744	$61,561	$28,830	$25,914	$6,231

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized for the Nine Months Ended
	(In thousands)
September 30, 2013
Real estate loans:
Commercial property
Retail	$2,243	$21	$2,287	$65
Land	—	—	1,116	80
Other	1,170	13	740	23
Residential property	2,992	33	3,026	92
Commercial and industrial loans:
Commercial term
Unsecured	10,179	148	12,122	555
Secured by real estate	18,023	336	17,358	954
Commercial lines of credit	840	23	1,137	48
SBA loans	5,542	299	5,870	851
International loans	1,197	—	1,342	—
Consumer loans	1,581	27	1,624	54

Total gross loans	$43,767	$900	$46,622	$2,722

September 30, 2012
Real estate loans:
Commercial property
Retail	$2,597	$47	$2,162	$95
Land	2,054	45	2,134	136
Other	534	5	937	38
Construction	7,868	29	8,016	207
Residential property	3,279	34	3,265	118
Commercial and industrial loans:
Commercial term
Unsecured	13,723	214	14,079	644
Secured by real estate	19,990	342	21,834	1,300
Commercial lines of credit	1,555	16	1,742	46
SBA loans	6,168	330	7,489	813
Consumer loans	1,257	49	1,021	59

Total gross loans	$59,025	$1,111	$62,679	$3,456

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,058	$1,382	$3,183	$4,315
Less: Interest income recognized on impaired loans	(900)	(1,111)	(2,722)	(3,456)

Interest foregone on impaired loans	$158	$271	$461	$859

For the nine months ended September 30, 2013, we restructured monthly payments for 24 loans, with a net carrying value of $5.8 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for nine months or less. As of September 30, 2013, troubled debt restructurings on accrual status totaled $17.8 million, all of which were temporary interest rate and payment reductions and extensions of maturity, and a $391,000 reserve relating to these loans is included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2013, troubled debt restructuring on non-accrual status totaled $10.2 million, and a $554,000 reserve relating to these loans is included in the allowance for loan losses.

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

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Provisions to allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is determined through analysis involving quantitative calculations based on historic loss rates for general reserves and individual impairment calculations for specific allocations to impaired loans as well as qualitative adjustments.

In the first quarter of 2010, the look-back period was reduced from twelve quarters to eight quarters, with 60 percent weighting given to the most recent four quarters and 40 percent to the oldest four quarters, to place greater emphasis on losses taken by the Bank during the economic downturn. In the second quarter of 2013, management reevaluated the look-back period and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50 percent for the most recent four quarters, 33 percent for the next four quarters, and 17 percent for the oldest four quarters. As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter. Under the previous methodology, the Bank would have recognized a negative provision of $5.9 million in the second quarter of 2013, which the Bank did not consider to be prudent, given the uncertainty in the economy.

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans as well as three homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following table reflects our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	September 30, 2013		December 31, 2012
	Allowance	Loans	Allowance	Loans
	Amount	Receivable	Amount	Receivable
	(In thousands)
Real estate loans:
Commercial property	$19,088	$887,576	$17,109	$787,094
Residential property	—	82,519	1,071	101,778

Total real estate loans	19,088	970,095	18,180	888,872

Commercial and industrial loans	34,805	1,155,111	41,928	1,123,012
Consumer loans	1,639	34,065	2,280	36,676
Unallocated	2,107	—	917	—

Total	$57,639	$2,159,271	$63,305	$2,048,560

The following table sets forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

		As of and for the		As of and for the
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
			(In thousands)
Allowance for loan losses:
Balance at beginning of period	$59,876	$61,191	$71,893	$63,305	$89,936
Actual charge-offs	(4,610)	(3,490)	(7,223)	(11,124)	(34,260)
Recoveries on loans previously charged cff	2,383	1,867	1,320	4,964	3,681

Net loan charge-offs	(2,227)	(1,623)	(5,903)	(6,160)	(30,579)
Provision charged to operating expense	(10)	308	117	494	6,750

Balance at end of period	$57,639	$59,876	$66,107	$57,639	$66,107

Allowance for off-balance sheet items:
Balance at beginning of period	$1,320	$1,628	$2,348	$1,824	$2,981
Provision charged to operating expense	10	(308)	(117)	(494)	(750)

Balance at end of period	$1,330	$1,320	$2,231	$1,330	$2,231

Ratios:
Net loan charge-offs to average gross loans (1)	0.41%	0.30%	1.21%	0.38%	2.06%
Net loan charge-offs to gross loans (1)	0.41%	0.30%	1.21%	0.38%	2.08%
Allowance for loan losses to average gross loans	2.64%	2.76%	3.37%	2.69%	3.33%
Allowance for loan losses to gross loans	2.67%	2.74%	3.38%	2.67%	3.38%
Net loan charge-offs to allowance for loan losses (1)	15.45%	10.84%	35.72%	14.29%	61.68%
Net loan charge-offs to provision charged to operating expenses	-22270.00%	526.95%	5045.30%	1246.96%	453.02%
Allowance for loan losses to non-performing loans	253.07%	214.03%	147.92%	253.07%	147.92%
Balance:
Average gross loans during period	$2,186,884	$2,165,741	$1,958,819	$2,142,462	$1,982,369
Gross loans at end of period	$2,159,271	$2,187,389	$1,958,290	$2,159,271	$1,958,290
Non-performing loans at end of period	$22,776	$27,975	$44,692	$22,776	$44,692

(1)	Net loan charge-offs are annualized to calculate the ratios.

Allowance for loan losses decreased by $5.7 million, or 9.0 percent, to $57.6 million as of September 30, 2013, compared to $63.3 million as of December 31, 2012. Allowance for loan losses as a percentage of gross loans decreased to 2.67 percent as of September 30, 2013 from 3.09 percent as of December 31, 2012. Provision for credit losses decreased by $6.0 million to zero for the nine months ended September 30, 2013 from $6.0 million for the nine months ended September 30, 2012. The $494,000 provision for credit losses was offset by the reversal in provision for off-balance sheet items, resulting in a zero provision for credit losses for the nine months ended September 30, 2013. The $6.8 million provision for credit losses was offset by the $750,000 reversal in provision for off-balance sheet items, resulting in a $6.0 million provision for credit losses for the nine months ended September 30, 2012.

The decrease in allowance for loan losses as of September 30, 2013 was due primarily to decreases in historical loss rates and classified assets. Due to these factors, the general and impaired loan reserves decreased by $6.8 million, or 23.5 percent, to $22.2 million and by $3.9 million, or 62.0 percent, to $2.4 million, respectively, as of September 30, 2013 as compared to $29.1 million and $6.2 million, respectively, at December 31, 2012.

Total impaired loans decreased by $11.3 million, or 20.6 percent, to $43.5 million as of September 30, 2013 as compared to $54.7 million at December 31, 2012. Accordingly, specific reserve allocations associated with impaired loans decreased by $3.9 million, or 62.0 percent, to $2.4 million as of September 30, 2013, as compared to $6.2 million as of December 31, 2012.

The Bank recorded, in other liabilities, an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $1.3 million and $1.8 million as of September 30, 2013 and December 31, 2012, respectively. The decrease was due primarily to lower reserve factors based on historical loss rates. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of September 30, 2013 and December 31, 2012.

The following table shows a summary of net charge-offs for the periods presented:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(In thousands)
Charge-offs:
Real estate loans	$—	$1,321	$359	$9,406
Commercial term	3,610	4,576	8,509	22,190
Commercial lines of credit	507	201	507	203
SBA loans	475	794	1,531	1,686
International loans	—	—	—	—
Consumer loans	18	331	218	775

Total charge-offs	4,610	7,223	11,124	34,260
Recoveries:
Real estate loans	726	58	1,776	575
Commercial term	182	913	974	2,470
Commercial lines of credit	312	269	388	291
SBA loans	1,156	64	1,761	284
International loans	2	5	5	8
Consumer loans	5	11	60	53

Total recoveries	2,383	1,320	4,964	3,681

Net charge-offs	$2,227	$5,903	$6,160	$30,579

For the nine months ended September 30, 2013, total charge-offs were $11.1 million, a decrease of $23.1 million, or 67.5 percent, from $34.3 million for the nine months ended September 30, 2012. The decrease in the nine months ended September 30, 2013 from the same period in 2012 was due mainly to decreases in charge-offs of commercial term loans by $13.7 million and real estate loans by $9.0 million.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2013	2012	Amount	Percentage
	(In thousands)
Demand – noninterest-bearing	$778,345	$720,931	$57,414	7.96%
Interest-bearing:
Savings	113,892	114,302	(410)	-0.36%
Money market checking and NOW accounts	539,130	575,744	(36,614)	-6.36%
Time deposits of $100,000 or more	493,532	616,187	(122,655)	-19.91%
Other time deposits	504,808	368,799	136,009	36.88%

Total deposits	$2,429,707	$2,395,963	$33,744	1.41%

Total deposits increased by $33.7 million, or 1.4 percent, to $2.43 billion as of September 30, 2013 from $2.40 billion as of December 31, 2012. The increase in total deposits was attributable mainly to increases in non-interest-bearing deposit and other time deposits, offset by decreases in jumbo CDs.

Core deposits (defined as demand, savings, money market checking, NOW accounts and other time deposits) increased by $156.4 million, or 8.8 percent, to $1.94 billion at September 30, 2013 from $1.78 billion at December 31, 2012. Time deposits of $250,000 or more decreased by $12.5 million, or 5.2 percent, to $225.8 million from $238.2 million at December 31, 2012. However, noninterest-bearing demand deposits as a percentage of deposits grew to 32.0 percent at September 30, 2013 from 30.1 percent at December 31, 2012. We had no brokered deposits as of September 30, 2013 and December 31, 2012.

Federal Home Loan Bank Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At September 30, 2013, advances from the FHLB were $2.6 million, a decrease of $290,000 from $2.9 million at December 31, 2012, with a remaining maturity of 0.63 years at 5.27 percent.

Junior Subordinated Debentures

During the second half of 2004, we issued two junior subordinated notes bearing interest at the three-month London Interbank Offered Rate (“LIBOR”) plus 2.90 percent totaling $61.8 million and one junior subordinated note bearing interest at the three-month LIBOR plus 2.63 percent totaling $20.6 million. The outstanding subordinated debentures related to these offerings, the proceeds of which were used to finance the purchase of Pacific Union Bank, totaled zero and $82.4 million at September 30, 2013 and December 31, 2012, respectively. Hanmi Financial redeemed its TPS II for $30.9 million in March 2013, and fully paid the remaining TPS I and III in the aggregate amount of $51.5 million in April 2013.

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

The following table shows the status of our gap position as of September 30, 2013:

		More Than	More Than
	Less	Three	One
	Than	Months But	Year But		Non-
	Three	Less Than	Less Than	More Than	Interest-
	Months	One Year	Five Years	Five Years	Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$78,810	$78,810
Interest-bearing deposits in other banks	115,044	—	—	—	—	115,044
Investment securities:
Fixed rate	28,791	33,814	167,203	93,011	(1,362)	321,457
Floating rate	53,044	3,030	5,588	—	(62)	61,600
Loans:
Fixed rate	65,659	149,706	281,724	2,304	—	499,393
Floating rate	1,064,527	135,980	450,835	41	—	1,651,383
Non-accrual	—	—	—	—	22,776	22,776
Deferred loan fees, discount, and allowance for loan losses	—	—	—	—	(65,703)	(65,703)
Federal home loan bank and federal reserve bank stock	—	—	—	27,260	—	27,260
Other assets	—	29,468	—	4,595	99,054	133,117

Total assets	$1,327,065	$351,998	$905,350	$127,211	$133,513	$2,845,137

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$778,345	$778,345
Savings	22,645	29,782	30,426	31,039	—	113,892
Money market checking and NOW accounts	28,225	139,626	183,920	187,359	—	539,130
Time deposits
Fixed rate	130,071	761,549	106,661	—	—	998,281
Floating rate	59	—	—	—	—	59
Federal home loan bank advances	99	2,546	—	—	—	2,645
Other liabilities	—	—	—	—	14,829	14,829
Stockholders’ equity	—	—	—	—	397,956	397,956

Total liabilities and stockholders’ equity	$181,099	$933,503	$321,007	$218,398	$1,191,130	$2,845,137

Repricing gap	1,145,966	(581,505)	584,343	(91,187)	(1,057,617)
Cumulative repricing gap	1,145,966	564,461	1,148,804	1,057,617	—
Cumulative repricing gap as a percentage of total assets	40.28%	19.84%	40.38%	37.17%	0.00%
Cumulative repricing gap as a percentage of interest-earning assets	42.81%	21.08%	42.91%	39.51%	0.00%
Interest-earning assets						$2,677,126

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

As of September 30, 2013, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 42.81 percent of interest-earning assets, which increased from 34.96 percent as of December 31, 2012. The increase was due mainly to a $139.1 million decrease in fixed rate time deposits and an $82.4 million decrease in junior subordinated debentures, offset by a $60.7 million decrease in interest-bearing deposits in other banks.

The cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 21.08 percent of interest-earning assets as of September 30, 2013, which decreased from 22.32 percent as of December 31, 2012. The decrease was due mainly to a $60.7 million decrease in interest-bearing deposits in other banks and a $146.5 million increase in fixed rate time deposits, offset by an $83.5 million decrease in money market checking and NOW accounts and an $82.4 million decrease in junior subordinated debentures.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
	(In thousands)
Cumulative repricing gap	$1,145,966	$926,923	$564,461	$591,748
Percentage of total assets	40.28%	32.16%	19.84%	20.53%
Percentage of interest-earning assets	42.81%	34.96%	21.08%	22.32%

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

To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of interest rate changes. The following table summarizes one of the stress simulations performed to forecast the impact of changing interest rates on net interest income and the market value of interest-earning assets and interest-bearing liabilities reflected on our balance sheet (i.e., an instantaneous parallel shift in the yield curve of the magnitude indicated below). This sensitivity analysis is compared to policy limits, which specify the maximum tolerance level for net interest income exposure over a one-year horizon, given the basis point adjustment in interest rates reflected below.

	Percentage Changes		Change in Amount
Change in	Net	Economic	Net	Economic
Interest	Interest	Value of	Interest	Value of
Rate	Income	Equity	Income	Equity
	(In thousands)
200%	11.97%	2.86%	$13,766	$15,439
100%	5.73%	1.94%	$6,590	$10,477
-100%	-10.19%	-4.10%	$(11,723)	$(22,144)
-200%	-20.36%	-9.07%	$(23,415)	$(49,050)

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

At September 30, 2013, the Bank’s Tier 1 risk-based capital ratio of 16.45 percent, total risk-based capital ratio of 17.72 percent, and Tier 1 leverage capital ratio of 13.68 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00 percent, total risk-based capital ratio equal to or greater than 10.00 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see “Note 6 — Regulatory Matters” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

Liquidity – Hanmi Financial

Currently, management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through September 30, 2014. Hanmi Financial redeemed $30.9 million of its TPS in March 2013, and fully paid the remaining $51.5 million of TPS in April 2013.

Liquidity – Hanmi Bank

Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2013, the Bank had a FHLB advance of $2.6 million compared to $2.9 million as of December 31, 2012. The Bank had no brokered deposits at September 30, 2013 and December 31, 2012.

The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its total assets. As of September 30, 2013, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $366.2 million and $363.5 million, respectively. The Bank’s FHLB borrowings as of September 30, 2013 totaled $2.6 million, representing 0.09 percent of total assets.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $91.8 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $126.8 million, and had no borrowings as of September 30, 2013 . Additionally, the Bank is currently in the primary credit program of the Fed Discount Window. Primary credit is available to depository institutions in sound overall condition to meet short-term (typically overnight), backup funding needs. Generally, primary credit will be granted on a “no-questions-asked,” minimal administered basis with no restrictions. Furthermore, on December 31, 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to a maximum of $100.0 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2013, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013.

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

Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition. Increase in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans. An increase in non-performing loans could potentially lead to a decline in earnings and could deplete our capital, leaving the Company undercapitalized. Non-performing loans as of September 30, 2013 decreased to $28.0 million from $37.3 million as of December 31, 2012.

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

Hanmi Financial Corporation

Date: November 12, 2013	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

	By:	/s/ Shick (Mark) Yoon
Shick (Mark) Yoon
Executive Vice President and Chief Financial Officer