Form 10-K
period 2013-12-31
HANMI FINANCIAL CORP
filed 2014-03-17
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      To

Commission File Number: 000-30421

HANMI FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4788120
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Wilshire Boulevard, Penthouse Suite A Los Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)

(213) 382-2200

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	NASDAQ Global Select Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $543,543,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of March 1, 2014 was 32,357,252 shares.

Documents Incorporated By Reference Herein: Sections of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2013, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2013

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this Annual Report on Form 10-K other than statements of historical fact are “forward –looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs, plans and objectives of management for future operations, and other similar forecasts and statements of expectation and statements of assumption underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied by the forward-looking statement. For additional information concerning risks we face, see “Item 1A. Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made, except as required by law.

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

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other communities in the multi-ethnic populations of Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. At December 31, 2013, the Bank maintained a network of 27 full-service branch offices in California and two loan production offices (“LPO”) in Washington and Texas.

Our other subsidiaries are Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), which were acquired in January 2007. Founded in 1989, Chun-Ha and All World are insurance agencies that offer a complete line of insurance products, including life, commercial, automobile, health, and property and casualty.

On December 15, 2013, Hanmi Financial entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Central Bancorp, Inc., a Texas corporation (“CBI”) and Harmony Merger Sub Inc., a Texas corporation and a wholly owned subsidiary of Hanmi Financial (“Merger Sub”), pursuant to which Merger Sub will merge with and into CBI, with CBI as the surviving corporation (the “CBI Merger”). The Merger Agreement also provides that immediately after the CBI Merger, United Central Bank, a Texas state-chartered bank and a wholly owned subsidiary of CBI (“UCB”), will merge with and into the Bank, with the Bank as the surviving bank (the “Bank Merger”). The consideration to be paid in the CBI Merger will be $50 million in cash, subject to potential purchase price adjustments. As of December 31, 2013, CBI had $1.4 billion in assets. The transaction is expected to close in the second half of 2014, subject to approval by CBI’s stockholders, regulatory approvals and other closing conditions. Following the close of the transaction, the combined entity would have approximately $4.3 billion in assets, $2.8 billion in gross loans and $3.8 billion in deposits, based on information as of September 30, 2013, with 50 banking offices and two loan production offices serving a broad range of communities across California, Texas, Illinois, New York, New Jersey, and Virginia. See “—Pending CBI Merger” below for a description of the terms and conditions of the proposed transaction and “Item 1.A. Risk Factors – Risks Relating to the Pending CBI Merger” for a description of the risks relating to the proposed transaction.

The Bank’s revenues are derived primarily from interest and fees on loans, interest and dividends on securities portfolio, and service charges on deposit accounts. A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2013		2012		2011
	(In thousands)
Interest and fees on loans	$111,992	72.8%	$108,982	75.3%	$117,671	77.1%
Interest and dividends on investments	10,121	6.6%	9,630	6.7%	10,518	6.9%
Other interest income	215	0.1%	1,188	0.8%	618	0.4%
Service charges on deposit accounts	11,307	7.4%	12,146	8.4%	12,826	8.4%
Other non-interest income	20,110	13.1%	12,666	8.8%	11,025	7.2%

Total revenues	$153,745	100.0%	$144,612	100.0%	$152,658	100.0%

Market Area

The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over wide geographic areas, the Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. Substantially all of our assets are located in, and substantially all of our revenues are derived from, clients located within Southern California.

Lending Activities

The Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include real estate loans (commercial property, construction and residential property), commercial and industrial loans (commercial term loans, commercial lines of credit, SBA loans and international trade finance), and consumer loans.

Real Estate Loans

Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and the Bank’s holdings of “other real estate owned” (“OREO”),which are the result of foreclosures on real property due to default by borrowers who use the property as collateral for loans. OREO properties are categorized as real property that is owned by the Bank but which is not directly related to the Bank’s business.

Commercial Property

The Bank offers commercial real estate loans, which are usually collateralized by first deeds of trust. The Bank generally obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Bank first looks to cash flow from the borrower to repay the loan and then to cash flow from other sources. The majority of the properties securing these loans are located in Los Angeles County and Orange County.

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

Payments on loans secured by investor-owned and owner-occupied properties are often dependent upon successful operation or management of the properties. Repayment of such loans may be subject to a greater extent to the risk of adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of such loans in relation to the market value of the property and strictly scrutinizing the property securing the loan, which includes vacancy and interest rate hike sensitivity analysis at the time of loan origination and quarterly risk assessment of the total commercial real estate secured loan portfolio that includes most recent industry trends. When possible, the Bank also obtains corporate or individual guarantees. Representatives of the Bank conduct site visits of all of the properties securing the Bank’s real estate loans before the loans are approved.

The Bank requires title insurance to insure the status of its lien on all of the real estate secured loans when a trust deed on the real estate is taken as collateral. The Bank also requires the borrower to maintain fire insurance, extended coverage casualty insurance and, if the property is in a flood zone, flood insurance, in an amount equal to the outstanding loan balance, subject to applicable laws that may limit the amount of hazard insurance a lender can require to replace such improvements. We cannot assure that these procedures will protect against losses on loans secured by real property.

Construction

The Bank finances the construction of multifamily, low-income housing, commercial and industrial properties within its market area. The future condition of the local economy could negatively affect the collateral values of such loans. The Bank’s construction loans typically have the following structure:

•	maturities of two years or less;

•	a floating rate of interest based on the Bank Prime Rate or the WSJ Prime Rate;

•	minimum cash equity of 35 percent of project cost;

•	reserve of anticipated interest costs during construction or advance of fees;

•	first lien position on the underlying real estate;

•	loan-to-value ratios at time of origination that do not exceed 65 percent; and

•	recourse against the borrower or a guarantor in the event of default.

On a case-by-case basis, the Bank does commit to making permanent loans on the property under loan conditions that require strong project stability and debt service coverage. Construction loans involve additional risks compared to loans secured by existing improved real property. Such risks include:

•	the uncertain value of the project prior to completion;

•	the inherent uncertainty in estimating construction costs, which are often beyond the borrower’s control;

•	construction delays and cost overruns;

•	possible difficulties encountered in connection with municipal, state or other governmental ordinances or regulations during construction; and

•	the difficulty in accurately evaluating the market value of the completed project.

Because of these uncertainties, construction lending often involves the disbursement of substantial funds where repayment of the loan is dependent, in part, on the success of the final project rather than the ability of the borrower or guarantor to repay principal and interest on the loan. If the Bank is forced to foreclose on a construction project prior to or at completion due to a default under the terms of a loan, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, or accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts in order to complete a pending construction project and may have to hold the property for an indeterminable period of time. The Bank has underwriting procedures designed to identify factors that it believes to be acceptable levels of risk in construction lending, including, among other procedures, engaging qualified and bonded third parties to provide progress reports and recommendations for construction loan disbursements. No assurance can be given that these procedures will prevent losses arising from the risks associated with construction loans described above.

Residential Property

The Bank originates fixed-rate and variable-rate mortgage loans secured by one- to four-family properties with amortization schedules of 15 to 30 years and maturity schedules of up to 30 years. The loan fees, interest rates and other provisions of the Bank’s residential loans are determined by an analysis of the Bank’s cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs.

The Bank may sell some of the mortgage loans that it originates to secondary market participants. The average turn-around time from origination of a mortgage loan to its sale to a secondary market participant ranges from 30 to 90 days. The interest rate and the price of the loan are typically agreed upon between the Bank and the secondary market purchaser prior to the origination of the loan.

Commercial and Industrial Loans

The Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the commercial loans that the Bank originates are for business located in Los Angeles County and Orange County, and the maturity schedules range from 12 to 60 months. The Bank finances primarily small- and middle-market businesses in a wide spectrum of industries. Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes. The Bank requires a credit underwriting before considering any extension of credit.

In contrast with consumer lending, commercial lending entails significant additional risks. Commercial lending loans typically involve larger loan balances, are generally dependent on the cash flow of the business and may be subject to adverse conditions in the general economy or in a specific industry. Short-term business loans are customarily intended to finance current operations and typically provide for principal payment at maturity, with interest payable monthly. Term loans typically provide for floating interest rates, with monthly payments of both principal and interest.

In general, it is the intent of the Bank to take collateral whenever possible, regardless of the loan purpose(s). Collateral may include, but is not limited to, liens on inventory, accounts receivable, fixtures and equipment, leasehold improvements and real estate. Where real estate is the primary collateral, the Bank obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. Typically, the Bank requires all principals of a business to be co-obligors on all loan instruments and all significant stockholders of corporations to execute a specific debt guaranty. All borrowers must demonstrate the ability to service and repay not only their obligations to the Bank, but also any and all outstanding business debt, without liquidating the collateral, based on historical earnings or reliable projections.

Commercial Term Loans

The Bank offers term loans for a variety of needs, including loans for working capital, purchases of equipment, machinery or inventory, business acquisitions, renovation of facilities, and refinancing of existing business-related debts. These loans have repayment terms of up to seven years.

Commercial Lines of Credit

The Bank offers lines of credit for a variety of short-term needs, including lines of credit for working capital, accounts receivable and inventory financing, and other purposes related to business operations. Commercial lines of credit usually have a term of 12 months or less.

SBA Loans

The Bank originates loans (“SBA Loans”) that are guaranteed by the U.S. Small Business Administration (“SBA”), an independent agency of the federal government. SBA loans are offered for business purposes such as owner-occupied commercial real estate, business acquisitions, start-ups, franchise financing, working capital, improvements and renovations, inventory and equipment and debt-refinancing. SBA loans offer lower down payments and longer term financing which helps small business that are starting out, or about to expand. The guarantees on SBA Loans currently range from 75 percent to 85 percent of the principal amount of the loan. The Bank typically requires that SBA Loans be secured by business assets and by a first or second deed of trust on any available real property. When the SBA Loan is secured by a first deed of trust on real property, the Bank generally obtains appraisals in accordance with applicable regulations. SBA Loans have terms ranging from 5 to 25 years depending on the use of the proceeds. To qualify for a SBA Loan, a borrower must demonstrate the capacity to service and repay the loan, without liquidating the collateral, based on historical earnings or reliable projections.

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA Loans that it originates. When the Bank sells a SBA Loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. Even after the sale of an SBA Loan, the Bank retains the right to service the SBA Loan and to receive servicing fees. The unsold portions of the SBA Loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2013, the Bank had $151.5 million of SBA Loans in its portfolio, and was servicing $350.0 million of SBA Loans sold to investors.

International Trade Finance

The Bank offers a variety of international finance and trade services and products, including letters of credit, import financing (trust receipt financing and bankers’ acceptances) and export financing. Although most of our trade finance activities are related to trade with Asian countries, all of our loans are made to companies domiciled in the United States, and a substantial portion of those borrowers are California-based businesses engaged in import and export activities.

Consumer Loans

Consumer loans are extended for a variety of purposes, including automobile loans, secured and unsecured personal loans, home improvement loans, home equity lines of credit, unsecured lines of credit and credit cards. Management assesses the borrower’s creditworthiness and ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Most of the Bank’s loans to individual consumers are repayable on an installment basis.

Off-Balance Sheet Commitments

As part of the suite of services available to its small- to medium-sized business customers, the Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit or standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

Lending Procedures and Loan Limits

Individual lending authority is granted to the Chief Credit Officer and certain additional designated officers. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to the Bank’s Management Credit Committee and, for those in excess of the Management Credit Committee’s approval limits, to the Board of Directors’ Loan Committee.

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s stockholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent on a secured basis. At December 31, 2013, the Bank’s authorized legal lending limits for loans to one borrower were $65.6 million for unsecured loans plus an additional $43.7 million for specific secured loans. However, the Bank has established internal loan limits that are below the legal lending limits.

The Bank seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. The review of each loan application includes analysis of the applicant’s experience, prior credit history, income level, cash flow, financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and/or audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified threshold, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. All appraisal reports on commercial real property secured loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the USPAP.

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

The Bank analyzes its allowance for loan losses on a quarterly basis. As an integral part of the quarterly credit review process of the Bank, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Business Oversight (“DBO”), formerly known as the California Department of Financial Institutions, and the Federal Reserve Bank (“FRB”) may require the Bank to recognize additions to the allowance for loan losses through a provision for credit losses based upon their assessment of the information available to them at the time of their examinations.

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

Available Information

We file reports with the U.S. Securities and Exchange Commission (the “SEC”), including our Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto. These reports and other information on file can be inspected and copied at the public reference facilities of the SEC at 100 F Street, N.E., Washington D.C., 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is www.sec.gov.

We also maintain an Internet website at www.hanmi.com. We make available free of charge throughout our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, as soon as reasonably practicable after we file such reports with the SEC. We make our website content available for information purposes only. It should not be relied upon for investment purposes. None of the information contained in or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Employees

As of December 31, 2013, the Bank had a total of 437 full-time employees and 17 part-time employees, and Chun-Ha and All World, together, had a total of 43 full-time employees and 2 part-time employees. None of the employees are represented by a union or covered by a collective bargaining agreement. The managements of the Bank, Chun-Ha and All World believe that their employee relations are satisfactory.

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

Many of our competitors are larger financial institutions that offer some services, such as extensive and established branch networks and trust services, which the Bank does not provide.

Other institutions, including brokerage firms, credit card companies and retail establishments, offer banking services and products to consumers that are in direct competition with the Bank, including money market funds with check access and cash advances on credit card accounts. In addition, many non-bank competitors are not subject to the same extensive federal or state regulations that govern bank holding companies and federally insured banks.

The Bank’s direct competitors are community banks that focus their marketing efforts on Korean-American businesses, while offering the same or similar services and products as those offered by the Bank. These banks compete for loans and deposits primarily through the interest rates and fees they charge and the convenience and quality of service they provide to customers.

Economic, Legislative and Regulatory Developments

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

Our business is also influenced by the monetary and fiscal policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the federal government, and the policies of regulatory agencies, particularly the FRB. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact on us of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers, such as federal legislation permitting affiliations among commercial banks, insurance companies and securities firms. We cannot predict whether or when any potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. In addition, the outcome of any investigations initiated by state authorities or litigation raising issues may result in necessary changes in our operations, additional regulation and increased compliance costs.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law on July 21, 2010 and significantly revised and expanded the rulemaking, supervisory and enforcement authority of federal bank regulators. Dodd-Frank followed other legislative and regulatory initiatives which were enacted in 2008 and 2009 in response to the economic downturn and financial industry instability. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Dodd-Frank includes, among other things, the following:

(i)	creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

(ii)	expanded Federal Deposit Insurance Corporation (“FDIC”) resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

(iii)	establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

(iv)	requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

(v)	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

(vi)	termination of investments by the U.S. Department of the Treasury (the “Treasury Department”) under the Troubled Asset Relief Program (“TARP”);

(vii)	elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

(viii)	a permanent increase of FDIC deposit insurance to $250,000;

(ix)	authorization for financial institutions to pay interest on business checking accounts;

(x)	changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity and an increase in the minimum insurance ratio for the Deposit Insurance Fund (“DIF”) from 1.15 percent to 1.35 percent;

(xi)	elimination of remaining barriers to de novo interstate branching by federal- and state-chartered banks;

(xii)	expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act (the “FRA”)and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

(xiii)	transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and state chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

(xiv)	provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including financial institutions, including (1) stockholder advisory votes on executive compensation, (2) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (3) enhanced independence requirements for compensation committee members, and (4) authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement;

(xv)	creation of the Consumer Financial Protection Bureau (the “CFPB”), which is authorized to promulgate consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets; and

(xvi)	adoption, on December 10, 2013, by federal bank regulatory agencies, including our primary federal regulator, the Federal Reserve, of final rules implementing the prohibitions required by the “Volcker Rule” of Dodd-Frank. The final rules prohibit banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in, and relationships with, hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. The final rules will become effective on April 1, 2014 with a compliance period that has been extended through July 21, 2015. The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Although the Volcker Rule has significant implications for many larger financial institutions, we do not currently anticipate that the Volcker Rule will have a material effect on the operations of Hanmi Financial or the Bank. Until the application of the final rules is fully understood, the precise financial impact of the Volcker Rule on Hanmi Financial, the Bank, our customers or the financial industry more generally, cannot be determined.

We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation may affect us. As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted, and we may be required to make changes to certain of our business practices. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Many of the requirements of Dodd-Frank will be implemented over time, and most will be subject to regulations which have not yet been implemented or which will not become fully effective for several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate (“CRE”) lending or new stress testing guidance for all banks) required by Dodd-Frank will not significantly increase our compliance or other operating costs and earnings or otherwise have a significant impact on our business, financial condition and results of operations. Dodd-Frank may result in more stringent capital, liquidity and leverage requirements, and may otherwise adversely affect our business. For example, the provisions that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues generated by those deposits. Provisions that revoke the Tier 1 capital treatment of trust preferred securities could require Hanmi Financial and the Bank to seek other sources of capital in the future.

International Capital and Liquidity Initiatives

The International Basel Committee on Banking Supervision (the “Basel Committee”) is a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.”

Basel III, when fully phased-in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a “capital conservation buffer” on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation’s circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio. Basel III also reaffirms the Basel Committee’s intention to introduce higher capital requirements on securitization and trading activities at the end of 2011.

On July 2, 2013, the federal banking regulators approved the final proposed rules for a U.S. version of Basel III. The final rules, among other things, include a new common equity Tier 1 capital (“CET1”) to risk-weighted assets ratio, including a capital conservation buffer, which will gradually increase from 4.5% on January 1, 2015 to 7.0% on January 1, 2019. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% on January 1, 2015 to 8.5% on January 1, 2019, as well as require a minimum leverage ratio of 4.0%.

Under the final rules, if an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred security debt issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016).

The final rules also provide for a number of adjustments to and deductions from the new CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Bank’s securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, certain deferred tax assets not dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company and the Bank are currently evaluating the provisions of the final rules and expected impact. The phase-in period for the final rules will begin for the Company and the Bank on January 1, 2015, with full compliance with the final rules entire requirement phased in on January 1, 2019.

Pending CBI Merger

On December 15, 2013, Hanmi Financial entered into the Merger Agreement with CBI and Merger Sub pursuant to which Merger Sub will merge with and into CBI, with CBI as the surviving corporation. The Merger Agreement also provides that immediately after the CBI Merger, UCB will merge with and into the Bank, with the Bank as the surviving bank. In conjunction with the Merger Agreement, certain directors of CBI and UCB entered into voting agreements with Hanmi Financial pursuant to which they agreed, among other things, to vote their shares of CBI common stock, par value $1.00 per share (the “CBI Shares”), in favor of the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the CBI Merger, Hanmi Financial will pay an aggregate merger consideration of $50 million in cash in respect of the outstanding CBI Shares which will be reduced on a dollar-for-dollar basis (i) by up to $19 million depending on CBI’s ability to realize certain tax refunds arising from CBI’s restatement of previous years’ tax returns or refunds of prior overpayments, in each case prior to the closing date, or CBI’s 2013 tax liabilities exceeding a specified amount and (ii) by the amount of certain losses incurred or reasonably expected to be incurred in the event UCB fails to secure reimbursements or assurances of reimbursement under the loss share agreements (the “Loss Share Agreements”) between UCB and the FDIC or the FDIC asserts any clawbacks with respect to prior reimbursements.

Prior to closing, the parties will seek to obtain the agreement of the Treasury Department to the repurchase, as of immediately prior to the closing, of CBI’s fixed rate cumulative perpetual preferred stock issued under the Treasury Department’s Capital Purchase Program (the “TARP Shares”). If for any reason the TARP Shares cannot be purchased prior to closing, the CBI Merger is conditioned on receiving the approval of the Federal Reserve and the applicable state regulatory authorities to redeem the TARP Shares following closing.

Each party’s obligation to consummate the CBI Merger is conditioned upon customary matters for a transaction of this nature, including required regulatory approvals and approval of CBI’s shareholders. The parties currently anticipate that the requisite regulatory applications will be submitted after the financial information for the first quarter of 2014 becomes available. In addition, Hanmi Financial’s obligation to consummate the CBI Merger is further conditioned upon, among other things, (i) holders of no more than 10% of the outstanding CBI Shares having exercised appraisal rights with respect to the CBI Merger, (ii) (A) the consent of the FDIC to the transaction under the Loss Share Agreements, (B) UCB’s filing all claims certificates required or permitted to be filed pursuant to the Loss Share Agreements and either the FDIC having reimbursed these claims in full or Hanmi Financial having received assurances that the claims will be reimbursed and (C) there having not been any clawbacks asserted by the FDIC with respect to reimbursements under the Loss Share Agreements (provided that in the event items (B) and (C) are not satisfied, the condition described in this item (ii) will be deemed satisfied if CBI elects to decrease the aggregate merger consideration as described above), (iii) the carrying value as of the month-end immediately preceding the consummation of the CBI Merger of all loans of CBI or any of its subsidiaries that are then classified as “substandard,” “doubtful,” or “loss” and assets classified as “other real estate owned” not exceeding the higher of (1) $160 million and (2) if Hanmi Financial elects in its sole discretion, such higher number as Hanmi Financial reasonably determines necessary and (iv) CBI having completed its financial statements for the year ended December 31, 2013 and Crowe and Horwath LLP having issued an audit report thereon in each case satisfying the applicable rules and regulations of the SEC.

The Merger Agreement contains certain termination rights including the right of either Hanmi Financial or CBI to terminate the Merger Agreement if (i) the CBI Merger is not consummated by September 30, 2014, which date may be extended by Hanmi Financial to December 31, 2014 if the parties have not received the necessary approvals from the applicable regulatory authorities (the “Drop Dead Date”), (ii) the required approval of CBI’s shareholders is not obtained or (iii) any court or governmental authority issues an order or takes other action permanently enjoining the CBI Merger or the Bank Merger. The Merger Agreement contains certain other termination rights customary for a transaction of this nature.

Termination of the Merger Agreement may result in CBI having to pay a termination fee of three percent of the $50 million aggregate merger consideration, subject to potential adjustment as otherwise described herein in the event that (i) CBI, prior to obtaining shareholder approval, terminates the Merger Agreement to enter into an alternative acquisition agreement, (ii) a bona fide acquisition proposal is made to CBI and is not publicly withdrawn and thereafter the Merger Agreement is terminated by either Hanmi Financial or CBI because (A) the CBI Merger is not consummated by the Drop Dead Date or (B) CBI’s shareholders fail to approve the CBI Merger or (iii) (A) Hanmi Financial terminates the Merger Agreement because CBI’s board of directors changes its recommendation to its shareholders, (B) CBI fails to hold a shareholder vote, (C) CBI fails to reaffirm its recommendation to its shareholders after receiving an acquisition proposal or after the public disclosure of a tender offer for CBI shares or (D) CBI terminates the Merger Agreement after failing to obtain the requisite vote at its shareholder meeting, provided that the Termination Fee will be payable under (B) above only if within 12 months of termination CBI enters into an acquisition agreement with respect to certain business combination transactions or any such combination is effected.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, attached as Exhibit 2.1 to Hanmi Financial’s Current Report on Form 8-K which was filed with the SEC on December 16, 2013.

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

Hanmi Financial

Hanmi Financial is a legal entity separate and distinct from the Bank. As a bank and financial holding company, we are regulated by the BHCA and are subject to inspection, supervision and examination by the FRB. Accordingly, we are subject to the FRB’s authority to:

•	require periodic reports and such additional information as the FRB may require.

•	require bank holding companies to maintain certain levels of capital.

•	require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

•	restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks.

•	terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary.

•	take formal or informal enforcement action or issue other supervisory directives and assess civil money penalties for non-compliance under certain circumstances.

•	require the prior approval of senior executive officers or director changes and golden parachute payments, including change in control agreements or new employment agreements with payment terms which are contingent upon termination.

•	regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations.

•	limit or prohibit and require the FRB’s prior approval of the payment of dividends.

•	require financial holding companies to divest non-banking activities or subsidiary banks if they fail to meet certain financial holding company standards.

•	approve acquisitions of more than 5 percent of the voting shares of another bank and mergers with other banks or savings institutions and consider certain competitive, management, financial and other factors in granting these approvals, subject to similar California and other state banking agency approvals, as may be required.

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

The Federal Reserve’s view is that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve’s regulations, or both. The source-of-strength doctrine, now codified in the federal banking statutes pursuant to Dodd-Frank, most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action” including obtaining a guarantee by the bank holding company of a capital plan for undercapitalized bank subsidiaries. See “Prompt Corrective Action Regulations” below. Additionally, if a bank holding company has more than one bank subsidiary, the FDIA provides that each subsidiary bank may have “cross-guaranty” liability for any loss incurred by the FDIC in connection with the failure of another commonly-controlled bank.

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

Regulatory Restrictions on Activities

Subject to prior notice or FRB approval, as applicable, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized, and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. Hanmi Financial elected financial holding company status, and Chun-Ha and All World are considered financial subsidiaries of Hanmi Financial.

Hanmi Financial is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, Hanmi Financial and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DBO.

Privacy Policies

Under GLBA, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties and establish procedures and practices to protect customer data from unauthorized access. Hanmi Financial and its subsidiaries have established policies and procedures to assure our compliance with all privacy provisions of GLBA.

Capital Adequacy Requirements

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized,” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10 percent, 6 percent and 5 percent, respectively. At December 31, 2013, the respective capital ratios of Hanmi Financial and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. See “Notes to Consolidated Financial Statements, Note 11 — Regulatory Matters.” The regulatory capital guidelines and the actual capital ratios for Hanmi Financial and the Bank as of December 31, 2013 were as follows:

	Regulatory Capital Guidelines		Actual
	Adequately Capitalized	Well Capitalized	Hanmi Financial	Hanmi Bank
Total risk-based capital ratio	8.00%	10.00%	17.53%	16.84%
Tier 1 risk-based capital ratio	4.00%	6.00%	16.26%	15.58%
Tier 1 leverage ratio	4.00%	5.00%	13.66%	13.09%

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

Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. The FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets. Federal banking regulators may set higher capital requirements when a bank’s particular circumstances warrant and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized. In such cases, the institutions may no longer be deemed well capitalized and may therefore additionally be subject to restrictions on taking brokered deposits.

Hanmi Financial and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3 percent. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3 percent minimum, for a minimum of 4 percent to 5 percent. As of December 31, 2013, the Hanmi Financial’s leverage capital ratio was 13.66 percent, and the Bank’s leverage capital ratio was 13.09 percent, both ratios well exceeding regulatory minimums.

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

Acquisitions by Bank Holding Companies

The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all, or substantially all, of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition the bank holding company would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

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

In addition, any company is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25 percent (5 percent in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a “controlling influence” over the company.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, which requires, among other things, executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced disclosure of controls and procedures and internal control over financial reporting.

Securities Registration

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”). We are subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act, SEC regulations, and NASDAQ listing rules and requirements. These requirements and regulations include certain provisions of Dodd-Frank that affect corporate governance and executive compensation, including: (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria similar to the requirements of the American Recovery and Reinvestment Act of 2009 for TARP CPP recipients, (iii) enhanced independence requirements for compensation committee members, and (iv) SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement.

The Bank

The Bank is a California state-chartered bank whose deposits are insured by the FDIC. The Bank is subject to regulation, supervision and regular examination by the DBO, its state banking regulator, and by the FRB, the Bank’s primary federal regulator. Additionally, the Bank must comply with certain applicable regulations of the Federal Reserve and the FDIC. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

The California Financial Code provides that a state-chartered commercial bank has the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Corporation Improvement Act to those permissible for national banks. California law also permits state-chartered commercial banks to engage in any activity permissible for national banks, including the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or by non-bank subsidiaries of bank holding companies. GLBA also provides that the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

Enforcement Authority

Bank regulatory agencies have the ability to exercise extensive discretion in connection with their supervisory and enforcement activities and examination policies. The regulatory agencies have adopted guidelines to assist in identifying, evaluating and addressing potential safety and soundness concerns before a financial institution’s capital becomes impaired. The guidelines set forth operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. The regulatory agencies have also adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FRB assesses that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•	direct an increase in capital or establish specific minimum capital ratios;

•	restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions;

•	enter into informal non-public or formal public memoranda of understanding or written agreements;

•	enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action;

•	remove officers and directors and assess civil monetary penalties;

•	terminate the Bank’s deposit insurance, which would also result in the revocation of the Bank’s license by the DBO; or

•	take possession and close and liquidate the Bank.

Brokered Deposits

Under the FDIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but any banks that are not well-capitalized could be restricted from accepting such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2013, the Bank had no brokered deposits.

Community Reinvestment Act

Under the CRA, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of all segments of the greater community that it services, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, the CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has a Compliance Committee, which oversees the Bank’s performance under CRA to ensure that the Bank satisfactorily meets the lending, service and investment tests by meeting the credit needs of the community, including low and moderate income communities, consistent with safe and sound operations. The Federal Reserve rated the Bank as “satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

Federal Home Loan Bank System

The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are a total of twelve Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members who are more than 7,500 community financial institutes of all sizes and types. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is required to own stock in an amount equal to the greater of (i) a membership stock requirement of 1.0 percent of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $25 million, or (ii) an activity based stock requirement (4.7% of the member’s outstanding advances plus 5.0% of the member’s outstanding mortgage loans purchased and held by FHLBSF). At December 31, 2013, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock totaled $14.1 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2013 were $343.3 million and $215.8 million, respectively.

Federal Reserve System

The FRB requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts. At December 31, 2013, the Bank was in compliance with these requirements.

Prompt Corrective Action Regulations

Pursuant to the FDIA, federal banking authorities are required to take “prompt corrective action” with respect to a depository institution if it fails to meet certain capital adequacy standards. There are five capital tiers established under the FDIA. They include: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized and “critically undercapitalized.”

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio. The assessment of a bank’s capital category may not be an accurate representation of the bank’s overall financial condition. The capital category is determined solely for the purpose of requiring prompt corrective action regulations and may have no application to the bank’s overall financial condition or prospects for other purposes. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, and a leverage ratio of 5.0 percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 4.0 percent or greater, and a leverage ratio of 4.0 percent or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0 percent, a Tier 1 risk-based capital ratio of less than 4.0 percent, or a leverage ratio of less than 4.0 percent; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0 percent, a Tier 1 risk-based capital ratio of less than 3.0 percent, or a leverage ratio of less than 3.0 percent; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0 percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

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

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions up to prescribed statutory limits, and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”). Pursuant to Dodd-Frank, the maximum deposit insurance amount per depositor has been permanently increased to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

Our FDIC insurance expense totaled $1.2 million for 2013. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rate, which is determined quarterly, was 0.00155% of insured deposits for the year ended December 31, 2013. The total FICO assessment in 2013 was $155,000.

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

Federal Banking Agency Guidance on Sound Incentive Compensation Policies

Effective June 25, 2010, federal banking agencies adopted the Interagency Guidance on Sound Incentive Compensation Policies (the “Compensation Guidance”) to assist banking organizations in designing and implementing incentive compensation arrangements, policies and procedures that are consistent with promoting the safety and soundness of the organization. The Compensation Guidance covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group. It is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Some of the considerations used by federal agencies to determine if compensation is excessive include: (i) the combined value of all cash and noncash benefits provided to the individual; (ii) the compensation history of the individual and other individuals with comparable expertise at the institution; (iii) the financial condition of the institution; (iv) the compensation practices at comparable institutions, based upon such factors as assets size, geographic location and the complexity of the loan portfolio or other assets; (v) for post-employment benefits, the projected total cost and benefit to the institution; (vi) any connection between the individual and any fraudulent act, omission, breach of trust or fiduciary duty, or insider abuse with regard to the institution; and (vii) any other factors the agencies determine to be relevant.

In 2011, the FRB and other federal regulatory agencies, including the SEC, proposed joint rules to implement Section 956 of Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would move the U.S. closer to aspects of international compensation standards by (i) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; (ii) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; (iii) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iv) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and (v) requiring annual reports on incentive compensation structures to the institution’s appropriate federal regulator. Final rules are still pending.

Loans to One Borrower

With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25 percent (and unsecured loans may not exceed 15 percent) of the bank’s stockholders’ equity, allowance for loan losses, and any capital notes and debentures of the bank. The Bank has established internal loan limits which are lower than the legal lending limits for U.S. banks.

Extensions of Credit to Insiders and Transactions with Affiliates

Both the FRA and FRB Regulation O place limitations and conditions on loans or extensions of credit (“Regulation O Loans”) to:

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

Regulation O Loans:

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

Both California law and regulations promulgated by the DBO adopt and apply the provisions of Regulation O to the Bank.

The Bank is also subject to certain restrictions imposed by Sections 23A and 23B of the FRA, as amended by Dodd-Frank, and FRB Regulation W, which restrict or limit loans or any extensions of credit to, or on behalf of, any affiliates or purchases of assets from affiliates, except pursuant to certain limits and exceptions and only on terms and conditions at least as favorable as those prevailing for comparable transactions with unaffiliated parties. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries and investment companies where the Bank’s affiliate serves as investment advisor.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDIA’s prompt corrective action regulations and the supervisory authority of the federal and state banking agencies discussed above.

Dividends

Hanmi Financial receives income through dividends paid by the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. The FRB has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. It is FRB policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also FRB policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has stated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

In addition, the banking agencies have the authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the FRB or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” For more information on capitalization, see “Capital Adequacy Requirements” above.

Any cash dividend from the Bank to its holding company is subject to the California Financial Code, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to stockholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, within specified parameters.

The ability of Hanmi Financial to pay dividends to its stockholders is also directly dependent on the ability of the Bank to pay dividends to us. Section 642 of the California Financial Code provides that neither a California state-chartered bank nor a majority-owned subsidiary of a bank can pay dividends to its stockholders in an amount which exceeds the lesser of (i) the retained earnings of the bank or (ii) the net income of the bank for its last three fiscal years, in each case less the amount of any previous distributions made during such period. FRB Regulation H Section 208.5 provides that the Bank must obtain FRB approval to declare and pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s net income during the current calendar year and the retained net income of the prior two calendar years.

California Financial Code Section 643 provides, alternatively, that, notwithstanding the foregoing restriction set forth in Section 642, dividends in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal year or (iii) the net income of the bank for its current fiscal year may be declared with the prior approval of the California Commissioner of Business Oversight.

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

The USA PATRIOT Act of 2001 (the “Patriot Act”) and the regulations promulgated under it significantly expanded the anti-money laundering and financial transparency laws. The Patriot Act contains significant record keeping and customer identity requirements, expands the government’s powers to freeze or confiscate assets and increases the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The Bank has adopted additional comprehensive policies and procedures to address the requirements of the Patriot Act.

Consumer Laws

The Bank must comply with numerous consumer protection statutes and regulations, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit

Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the Americans with Disabilities Act, statutes and regulations regarding unfair, deceptive or abusive acts or practices, and various federal and state privacy protection laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Dodd-Frank provides for the creation of the CFPB as an independent entity within the Federal Reserve. The CFPB is a new regulatory agency for United States banks. It will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets will continue to be examined for consumer financial protection compliance by their primary federal banking agency.

Regulation of Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Chun-Ha and All World are subject to the licensing and supervisory authority of the California Commissioner of Insurance.

Item 1A.	Risk Factors

You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K (this “Report”) and other documents we filed with the SEC. The following risks and uncertainties described below are those that we have identified as material. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face. Additional risks and uncertainties not presently known to us, or that we may currently view as not material, may also adversely impact our financial condition, business operations and results of operations.

Risks Relating to our Business

Unfavorable economic and market conditions could continue to adversely affect our industry. Declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. Unfavorable economic developments beginning in 2008 have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The impact on the Bank’s credit quality has stabilized; however, there is a risk that economic conditions will deteriorate. Further economic deterioration could exacerbate the adverse effects of the difficult market conditions on us and others in the financial institutions industry. Particularly, we may face the following risks in connection with these events:

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

Our Southern California business focus and economic conditions in Southern California could adversely affect our operations. The Bank’s operations are located primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. A further deterioration in the economic conditions or a prolonged delay in economic recovery in the Bank’s market areas, or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.

Our concentration in loans collateralized by commercial real estate property located primarily in Southern California could have adverse effects on credit quality. As of December 31, 2013, the Bank’s loan portfolio included commercial property, construction, and commercial and industrial loans, which were collateralized by commercial real estate properties located primarily in Southern California, totaling $1.98 billion, or 88.6 percent of total gross loans. Because of this concentration, a potential deterioration of the commercial real estate market in Southern California could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans. Among the factors that could contribute to such a potential decline are general economic conditions in Southern California, interest rates and local market construction and sales activity.

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2013, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings totaling $615.0 million, or 27.5 percent of total gross loans; (ii) borrowers in the accommodation industry totaling $332.1 million, or 14.9 percent of total gross loans; and (iii) gas stations totaling $304.6 million, or 13.6 percent of total gross loans. Most of these loans are in Southern California. Because of these concentrations of loans in specific industries, a continued deterioration of the Southern California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences for the Bank.

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

Changes in economic conditions could materially hurt our business. Our business is directly affected by changes in economic conditions, including financial, legislative and regulatory changes and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. The economic conditions in the markets in which many of our borrowers operate have deteriorated and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels.

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

Our loan portfolio is predominantly secured by real estate and thus we have a higher degree of risk from a downturn in our real estate markets. A downturn in the real estate markets could hurt our business because many of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and national disasters particular to California. Substantially all of our real estate collateral is located in California. If real estate values continue to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer material losses on defaulted loans.

We are exposed to risk of environmental liabilities with respect to properties to which we take title. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

We are subject to government regulations that could limit or restrict our activities, which in turn could adversely affect our operations. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, including the enactment of Dodd-Frank, changes in existing laws, or repeals of existing laws, may cause our results to differ materially from historical and projected performance. Further, federal monetary policy, particularly as implemented through the Federal Reserve, significantly affects credit conditions, and a material change in these conditions could have a material adverse impact on our financial condition and results of operations.

Additional requirements imposed by Dodd-Frank and other regulations could adversely affect us. Dodd-Frank and related regulations subject us and other financial institutions to more restrictions, oversight, reporting obligations and costs. In addition, this increased regulation of the financial services industry restricts the ability of institutions within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees.

The Consumer Financial Protection Bureau. Dodd-Frank created the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, Dodd-Frank permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions, including the Bank.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings. As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan (i) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund, and (ii) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required). The FDIA continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2 percent of insured deposits by 2027.

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

The impact of the new Basel III capital standards will likely impose enhanced capital adequacy standards on us. In June 2013, federal banking regulators jointly issued the Basel III Rules. The rules impose new capital requirements and implement Section 171 of Dodd-Frank. The new rules are to be phased in through 2019, beginning January 1, 2015. Among other things, the rules will require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. In addition, we will have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. The new rules also restrict trust preferred securities from comprising more than 25% of Tier 1 capital. If an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements.

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

Our information systems may experience an interruption or security breach. We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft of proprietary Company, Bank or customer data. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

We are subject to operational risks relating to our technology and information systems. The continued efficacy of our technology and information systems, related operational infrastructure and relationships with third party vendors in our ongoing operations is integral to our performance. Failure of any of these resources, including but not limited to operational or systems failures, interruptions of client service operations and ineffectiveness of or interruption in third party data processing or other vendor support, may cause material disruptions in our business, impairment of customer relations and exposure to liability for our customers, as well as action by bank regulatory authorities.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Our success depends in large part on our ability to attract key people who are qualified and have knowledge and experience in the banking industry in our markets and to retain those people to successfully implement our business objectives. Competition for qualified employees and personnel in the banking industry is intense, particularly for qualified persons with knowledge of, and experience in, our banking space. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, legislation and regulations which impose restrictions on executive compensation may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and employees. The unexpected loss of services of one or more of our key personnel or failure to attract or retain such employees could have a material adverse effect on our financial condition and results of operations.

If we fail to maintain an effective system of internal controls and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud. Effective internal controls and disclosure controls and procedures are necessary for us to provide reliable financial reports and disclosures to stockholders, to prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports and disclosures or prevent fraud, our business may be adversely affected and our reputation and operating results would be harmed. Any failure to develop or maintain effective internal controls and disclosure controls and procedures or difficulties encountered in their implementation may also result in regulatory enforcement action against us, adversely affect our operating results or cause us to fail to meet our reporting obligations.

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

We may become subject to regulatory restrictions in the event that our capital levels decline. We cannot provide any assurance that our total risk-based capital ratio or other capital ratios will not decline in the future such that the Bank may be considered to be “undercapitalized” for regulatory purposes. If a state member bank, like the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FRB. Pursuant to the Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”), an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FRB of a capital restoration plan for the bank. Pursuant to Section 38 of the FDIA and Federal Reserve Regulation H, the FRB also has the discretion to impose certain other corrective actions.

If a bank is classified as significantly undercapitalized, the FRB would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital; improvements in management; limits on interest rates paid; prohibitions on transactions with affiliates; termination of certain risky activities and restrictions on compensation paid to executive officers. These actions may also be taken by the FRB at any time on an undercapitalized bank if it determines those restrictions are necessary. If a bank is classified as critically undercapitalized, in addition to the foregoing restrictions, the FDICIA prohibits payment on any subordinated debt and requires the bank to be placed into conservatorship or receivership within 90 days, unless the FRB determines that other action would better achieve the purposes of the FDICIA regarding prompt corrective action with respect to undercapitalized banks.

As we expand outside our California markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in Southern California, but we also have two branches in Northern California and two LPOs in Washington and Texas. Over time, we may also seek to establish offices to serve Korean-American communities in other parts of the United States. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be adversely affected.

Changing conditions in South Korea could adversely affect our business. A substantial number of our customers have economic and cultural ties to South Korea and, as a result, we are likely to feel the effects of adverse economic and political conditions in South Korea. U.S. and global economic policies, political or political tension, and global economic conditions may adversely impact the South Korean economy.

Management closely monitors our exposure to the South Korean economy and, to date, we have not experienced any significant loss attributable to our exposure to South Korea. Nevertheless, our efforts to minimize exposure to downturns in the South Korean economy may not be successful in the future, and a significant downturn in the South Korean economy could possibly have a material adverse effect on our financial condition and results of operations. If economic conditions in South Korea change, we could experience an outflow of deposits by those of our customers with connections to South Korea and a significant decrease in deposits could have a material adverse effect on our financial condition and results of operations.

We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in Southern California. California is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

We may experience adverse effects from acquisitions. We have acquired other banking companies in the past and consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, including in connection with our pending acquisition of CBI, described in greater detail in this section under the subsection captioned “Risks Relating to the CBI Merger” and elsewhere in this Report, we may incur material unexpected costs and disruption of our business. Risks involved in acquisitions of other companies include:

•	the risk of failure to adequately evaluate the asset quality of the acquired company;

•	difficulty in assimilating the operations, technology and personnel of the acquired company;

•	diversion of management’s attention from other important business activities;

•	difficulty in maintaining good relations with the loan and deposit customers of the acquired company;

•	inability to maintain uniform standards, controls, procedures and policies, especially considering geographic diversification;

•	potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities; and

•	amortization of expenses related to acquired intangible assets that have finite lives.

Risks Relating to Ownership of Our Common Stock

The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank has a retained deficit of $79.7 million as of December 31, 2013 and suffered net losses in 2010, 2009 and 2008, largely caused by provision for credit losses and goodwill impairments. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to us, with or without approval of the Commissioner of Business Oversight.

The price of our common stock may be volatile or may decline. The trading price of our common stock may fluctuate significantly due to a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors identified above in the section captioned “Cautionary Note Regarding Forward-Looking Statements.” A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation and potential delisting from NASDAQ.

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

In addition, we have adopted a stock option plan that provides for the granting of stock options to our directors, executive officers and other employees. As of December 31, 2013, 1,078,668 shares of our common stock were issuable under options granted in connection with our stock option plans and stock warrants issued in connection with the registered rights and best efforts offerings. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

Furthermore, as of December 31, 2013, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 62,500,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.

Future sales of common stock by existing stockholders may have an adverse impact on the market price of our common stock. Sales of a substantial number of shares of our common stock in the public market by existing stockholders, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities.

Anti-takeover provisions and state and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our Amended and Restated Certificate of Incorporation and By-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, supermajority voting approval for certain actions, limitation on large stockholders taking certain actions and authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone without obtaining stockholder approval. In addition, the BHCA and the Change in Bank Control Act of 1978, as amended, together with applicable federal regulations, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to FRB and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

Risks Relating to the Pending CBI Merger

We may be not be able to realize the anticipated benefits of the CBI Merger, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits. The realization of the benefits anticipated as a result of the CBI Merger, including cost savings and synergies, will depend in part on the integration of CBI’s operations with our operations. Hanmi Financial and CBI have operated and, until the consummation of the CBI Merger, will continue to operate independently. To realize the anticipated benefits and cost savings, after the completion of the CBI Merger, we expect to integrate CBI’s business into our own. There can be no assurance that CBI’s operations can be integrated successfully into our operations in a timely fashion, or at all. The dedication of management and other internal resources to such integration may divert attention from our day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration, may have a material adverse effect on our financial results.

Required regulatory approvals may not be received, may take longer to receive than expected or may impose conditions that are materially burdensome or cannot be met. Before the transactions contemplated by the Merger Agreement, including both the CBI Merger and the Bank Merger, may be completed, various approvals must be obtained from our and the Bank’s regulatory authorities. The parties currently anticipate that the requisite applications will be submitted after the financial information for the first quarter of 2014 becomes available. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of the parties to the Merger Agreement. Poor regulatory standing or an adverse development in such standing or other factors could result in an inability to obtain approval or delay their receipt. UCB is the subject of a consent order by the Texas Department of Banking (the “TDB”) and the FDIC. CBI is party to a written agreement with the Federal Reserve and the banking commissioner of the TDB. Regulators may impose conditions on the completion of the CBI Merger or the Bank Merger which we may not be able to meet or require changes to the terms of the proposed merger. Such conditions or changes could have the effect of delaying or preventing completion of the CBI Merger as currently contemplated or imposing additional costs on or limiting the revenues of the combined company following the CBI Merger, any of which might have an adverse effect on the combined company following the completion of the CBI Merger.

We will be subject to business uncertainties and contractual restrictions while the CBI Merger is pending. Uncertainty about the effect of the CBI Merger on employees, suppliers, vendors, and customers (including depositors and borrowers) may have an adverse effect on both Hanmi Financial and CBI. These uncertainties may impair our ability to attract, retain or motivate key personnel until the CBI Merger is completed and may cause customers and others that transact business with us or CBI to seek to change existing business relationships with either us and/or CBI. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, the combined company’s business following the CBI Merger may be negatively affected. Additionally, these uncertainties could cause suppliers, vendors, and customers (including depositors and borrowers) and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our or CBI’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the CBI Merger. In addition, the Merger Agreement restricts CBI from making certain acquisitions and taking other specified actions while the CBI Merger is pending, without the prior consent of Hanmi Financial.

If the CBI Merger is not consummated, we will not benefit from the expenses incurred in pursuing it. The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the CBI Merger. The conditions to the consummation of the CBI Merger may not be fulfilled and, accordingly, the CBI Merger may not be completed. In addition, if the CBI Merger is not completed by the Drop Dead Date, either Hanmi Financial or CBI may choose not to proceed with the CBI Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. Hanmi Financial has incurred and will incur substantial expenses, including in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement as well as combining the business, operations, networks, systems, technologies, policies and procedures of CBI with ours. If the CBI Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the transactions contemplated by the Merger Agreement. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the CBI Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the CBI Merger. As a result of these expenses, we expect to take charges against our earnings before and after the completion of the CBI Merger. The charges taken in connection with the CBI Merger are expected to be significant, although the aggregate amount and timing of such charges, including investment banking, legal and accounting fees and other related charges, are uncertain at present.

Termination of the Merger Agreement may negatively affect us. If the Merger Agreement is terminated, we may suffer various adverse consequences, including:

•	our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the CBI Merger, without realizing any of the anticipated benefits of completing the CBI Merger; and

•	the market price of our common stock may decline to the extent that the market price prior to termination reflects a market assumption that the CBI Merger will be completed, in each case, without realizing any of the benefits of having completed the CBI Merger.

For a detailed description of the CBI Merger, see the section captioned “Pending CBI Merger.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California.

The following table sets forth information about the Bank’s branch offices as of December 31, 2013:

Office	Address	City/State	Owned/ Leased

Corporate Headquarters (1)	3660 Wilshire Boulevard, Penthouse Suite A	Los Angeles, CA	Leased

Branches:
Beverly Hills Branch	9300 Wilshire Boulevard, Suite 101	Beverly Hills, CA	Leased
Cerritos – Artesia Branch	11754 East Artesia Boulevard	Artesia, CA	Leased
Cerritos – South Branch	11900 South Street, Suite 109	Cerritos, CA	Leased
Downtown – Los Angeles Branch	950 South Los Angeles Street	Los Angeles, CA	Leased
Diamond Bar Branch	1101 Brea Canyon Road, Suite A-1	Diamond Bar, CA	Leased
Fashion District Branch	726 East 12th Street, Suite 211	Los Angeles, CA	Leased
Fullerton – Beach Branch (3)	5245 Beach Boulevard	Buena Park, CA	Leased
Garden Grove – Brookhurst Branch	9820 Garden Grove Boulevard	Garden Grove, CA	Owned
Garden Grove – Magnolia Branch	9122 Garden Grove Boulevard	Garden Grove, CA	Owned
Gardena Branch	2001 West Redondo Beach Boulevard	Gardena, CA	Leased
Irvine Branch	14474 Culver Drive, Suite D	Irvine, CA	Leased
Koreatown Galleria Branch	3250 West Olympic Boulevard, Suite 200	Los Angeles, CA	Leased
Koreatown Plaza Branch	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased
Northridge Branch	10180 Reseda Boulevard	Northridge, CA	Leased
Olympic Branch (2)	3737 West Olympic Boulevard	Los Angeles, CA	Owned
Olympic – Kingsley Branch	3099 West Olympic Boulevard	Los Angeles, CA	Owned
Rancho Cucamonga Branch	9759 Baseline Road	Rancho Cucamonga, CA	Leased
Rowland Heights Branch	18720 East Colima Road	Rowland Heights, CA	Leased
San Diego Branch	4637 Convoy Street, Suite 101	San Diego, CA	Leased
San Francisco Branch	1469 Webster Street	San Francisco, CA	Leased
Silicon Valley Branch	2765 El Camino Real	Santa Clara, CA	Leased
Torrance – Crenshaw Branch	2370 Crenshaw Boulevard, Suite H	Torrance, CA	Leased
Torrance – Del Amo Mall Branch	21838 Hawthorne Boulevard	Torrance, CA	Leased
Van Nuys Branch	14427 Sherman Way	Van Nuys, CA	Leased
Vermont Branch (3)	933 South Vermont Avenue	Los Angeles, CA	Owned
Western Branch	120 South Western Avenue	Los Angeles, CA	Leased
Wilshire – Hobart Branch	3660 Wilshire Boulevard, Suite 103	Los Angeles, CA	Leased

Departments:
Commercial Loan Department (1)	3660 Wilshire Boulevard, Suite 1050	Los Angeles, CA	Leased
Consumer Lending Center (1)	3660 Wilshire Boulevard, Suite 116	Los Angeles, CA	Leased
Corporate Banking Center I (1)	933 South Vermont Avenue, 2nd Floor	Los Angeles, CA	Owned
Corporate Banking Center II (1)	933 South Vermont Avenue, 2nd Floor	Los Angeles, CA	Owned
SBA Loan Center (1)	928 South Western Avenue, Suite 260	Los Angeles, CA	Leased

LPOs and Subsidiaries:
Northwest Region LPO (1)	500 108th Avenue NE, Suite 1760	Bellevue, WA	Leased
Dallas LPO (1)	11461 Harry Hines Boulevard, Suite 103	Dallas, TX	Leased
Chun-Ha/All World (1)	12912 Brookhurst Street, Suite 480	Garden Grove, CA	Leased
Chun-Ha (1)	3660 Wilshire Boulevard, Suite 528	Los Angeles, CA	Leased

(1)	Deposits are not accepted at this facility.
(2)	Training Facility is also located at this facility.
(3)	Administrative offices are also located at this facility.

As of December 31, 2013, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $14.2 million. Our lease expense was $5.6 million for the year ended December 31, 2013. We consider our present facilities to be sufficient for our current operations.

Item 3.	Legal Proceedings

Hanmi Financial and its subsidiaries are subject to lawsuits and claims that arise in the ordinary course of their businesses. Neither Hanmi Financial nor any of its subsidiaries is currently involved in any legal proceedings, the outcome of which we believe would have a material adverse effect on the business, financial condition or results of operations of Hanmi Financial or its subsidiaries.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported on NASDAQ under the symbol “HAFC”:

	High	Low	Cash Dividend
2013:
Fourth quarter	$22.40	$16.59	$0.07
Third quarter	$18.05	$16.01	$0.07
Second quarter	$17.67	$15.20	$—
First quarter	$17.27	$14.10	$—
2012:
Fourth quarter	$13.62	$11.77	$—
Third quarter	$13.33	$10.38	$—
Second quarter	$10.68	$9.17	$—
First quarter	$10.59	$7.72	$—

Holders

Hanmi Financial had 275 registered stockholders of record as of February 1, 2014.

Performance Graph

The following graph shows a comparison of stockholder return on Hanmi Financial’s common stock with the cumulative total returns for: (i) the NASDAQ Composite® (U.S.) Index; (ii) the Standard and Poor’s (“S&P”) 500 Financials Index; and (iii) the SNL U.S. Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance. The performance graph shall not be deemed incorporated by reference to any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under either the Act or the Exchange Act.

	As of December 31,
	2008	2009	2010	2011	2012	2013
Hanmi Financial Corporation	$100.00	$58.25	$55.83	$44.90	$82.46	$132.83
NASDAQ Composite	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
S&P 500 Financials	$100.00	$114.80	$127.24	$103.82	$131.07	$174.60
SNL Bank $1B-$5B	$100.00	$69.65	$77.28	$69.01	$83.24	$118.87

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2013, there were no repurchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates. As of December 31, 2013, there was no current plan authorizing purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates.

Item 6.	Selected Financial Data

The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2013 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Summary Statements of Operations:
Interest and dividend income	$122,328	$119,800	$128,807	$144,512	$184,147
Interest expense	13,507	18,745	27,630	38,638	82,918

Net interest income before provision for credit losses	108,821	101,055	101,177	105,874	101,229
Provision for credit losses	—	6,000	12,100	122,496	196,387
Non-interest income	31,417	24,812	23,851	25,406	32,110
Non-interest expense	78,247	76,861	84,048	96,805	90,354

Income (loss) before provision (benefit) for income taxes	61,991	43,006	28,880	(88,021)	(153,402)
Provision (benefit) for income taxes	22,085	(47,368)	733	(12)	(31,125)

Net income (loss)	$39,906	$90,374	$28,147	$(88,009)	$(122,277)

Summary Balance Sheets:
Cash and cash equivalents	$179,357	$268,047	$201,683	$249,720	$154,110
Investment securities	530,926	451,060	441,604	413,963	133,289
Net loans (1)	2,177,498	1,986,051	1,871,607	2,121,067	2,674,064
Assets	3,055,539	2,882,520	2,744,824	2,907,148	3,162,706
Deposits	2,512,325	2,395,963	2,344,910	2,466,721	2,749,327
Liabilities	2,654,302	2,504,156	2,459,216	2,733,892	3,012,962
Stockholders’ equity	401,237	378,364	285,608	173,256	149,744
Tangible equity	400,066	377,029	284,075	171,023	146,362
Average net loans (1)	2,096,507	1,917,453	1,995,313	2,368,369	3,044,395
Average investment securities	446,563	412,554	446,198	215,280	188,325
Average interest-earning assets	2,687,799	2,686,425	2,752,696	2,981,878	3,611,009
Average assets	2,828,641	2,792,352	2,787,707	2,998,507	3,717,179
Average deposits	2,391,248	2,349,082	2,404,655	2,587,686	3,109,322
Average borrowings	27,815	85,760	153,148	243,690	341,514
Average interest-bearing liabilities	1,678,618	1,758,135	1,957,077	2,268,954	2,909,014
Average stockholders’ equity	393,734	328,016	200,517	137,968	225,708
Average tangible equity	392,475	326,589	198,626	135,171	221,537
Per Share Data:
Earnings (loss) per share – basic (2)	$1.26	$2.87	$1.38	$(7.46)	$(20.56)
Earnings (loss) per share – diluted (2)	$1.26	$2.87	$1.38	$(7.46)	$(20.56)
Book value per share (3)	$12.63	$12.01	$9.07	$9.20	$23.44
Tangible book value per share (4)	$12.60	$11.97	$9.02	$9.04	$22.88
Cash dividends per share	$0.14	$—	$—	$—	$—
Common shares outstanding	31,761,550	31,496,540	31,489,201	18,899,799	6,397,799

(1)	Loans receivable, net of allowance for loan losses and deferred loan fees.
(2)	The computation of basic and diluted earnings (loss) per share was adjusted retroactively for all periods presented to reflect the 1-for-8 reverse stock split, which became effective on December 19, 2011.
(3)	Stockholders’ equity divided by common shares outstanding.
(4)	Tangible equity divided by common shares outstanding.

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Performance Ratios:
Return on average assets (5)	1.41%	3.24%	1.01%	-2.94%	-3.29%
Return on average stockholders’ equity (6)	10.14%	27.55%	14.04%	-63.79%	-54.17%
Return on average tangible equity (7)	10.17%	27.67%	14.17%	-65.11%	-55.19%
Net interest spread (8)	3.76%	3.40%	3.27%	3.15%	2.28%
Net interest margin (9)	4.05%	3.77%	3.68%	3.55%	2.84%
Efficiency ratio (10)	55.80%	61.07%	67.22%	73.74%	67.76%
Dividend payout ratio (11)	11.09%	—	—	—	—
Average stockholders’ equity to average assets	13.92%	11.75%	7.19%	4.60%	6.07%
Selected Capital Ratios:
Total capital (to risk-weighted assets):
Hanmi Financial	17.53%	20.65%	18.66%	12.32%	9.12%
Hanmi Bank	16.84%	19.85%	17.57%	12.22%	9.07%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	16.26%	19.37%	17.36%	10.09%	6.76%
Hanmi Bank	15.58%	18.58%	16.28%	10.91%	7.77%
Tier 1 capital (to average assets):
Hanmi Financial	13.66%	14.95%	13.34%	7.90%	5.82%
Hanmi Bank	13.09%	14.33%	12.50%	8.55%	6.69%
Selected Asset Quality Ratios:
Non-performing loans to gross loans (12)	1.16%	1.82%	2.70%	6.38%	7.78%
Non-performing assets to assets (13)	0.87%	1.32%	1.91%	5.04%	7.76%
Net loan charge-offs to average gross loans	0.29%	1.70%	3.25%	4.79%	3.88%
Allowance for loan losses to gross loans	2.58%	3.09%	4.64%	6.55%	5.15%
Allowance for loan losses to non-performing loans	222.42%	169.81%	171.71%	102.54%	66.19%

(5)	Net income (loss) divided by average assets.
(6)	Net income (loss) divided by average stockholders’ equity.
(7)	Net income (loss) divided by average tangible equity.
(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(9)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(10)	Total non-interest expense divided by the sum of net interest income before provision for credit losses and total non-interest income.
(11)	Dividends declared per share divided by basic earnings (loss) per share.
(12)	Non-performing loans, excluding loans held for sale, consist of non-accrual loans and loans past due 90 days or more still accruing interest.
(13)	Non-performing assets consist of non-performing loans and other real estate owned.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Average stockholders’ equity	$393,734	$328,016	$200,517	$137,968	$225,708
Less average other intangible assets	(1,259)	(1,427)	(1,891)	(2,797)	(4,171)

Average tangible equity	$392,475	$326,589	$198,626	$135,171	$221,537

Return on average stockholders’ equity	10.14%	27.55%	14.04%	-63.79%	-54.17%
Effect of average other intangible assets	0.03%	0.12%	0.13%	-1.32%	-1.02%

Return on average tangible equity	10.17%	27.67%	14.17%	-65.11%	-55.19%

Tangible Book Value Per Share

Tangible book value per share is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in the analysis of Hanmi Financial’s performance. Tangible book value per share is calculated by subtracting goodwill and other intangible assets from stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of Hanmi Financial, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Stockholders’ equity	$401,237	$378,364	$285,608	$173,256	$149,744
Less other intangible assets	(1,171)	(1,335)	(1,533)	(2,233)	(3,382)

Tangible equity	$400,066	$377,029	$284,075	$171,023	$146,362

Book value per share	12.63	12.01	9.07	9.20	23.44
Effect of other intangible assets	(0.04)	(0.04)	(0.05)	(0.16)	(0.56)

Tangible book value per share	$12.60	$11.97	$9.02	$9.04	$22.88

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2013, 2012 and 2011. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex. Our significant accounting policies are discussed in the “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.” Management believes that the following policies are critical.

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

Loan Sales

The guaranteed portions of certain SBA Loans are normally sold to secondary market investors. When SBA Loans are sold, we generally retain the right to service the loans. We record a loan servicing asset when the benefits of servicing are expected to be more than adequate compensation to a servicer, which is determined by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions (such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates) are also used in determining the value of the loan servicing assets. Loan servicing assets are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 3 — Loans” presented elsewhere herein.

We reclassify certain loans to loans held for sale. Any such reclassification takes into consideration a number of factors, including, but not limited to, the following:

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

Investment Securities

The classification and accounting for investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 2 – Investment Securities” presented elsewhere herein.

Under FASB ASC 320, “Investment,” investment securities generally must be classified as held to maturity, available for sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held to maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.

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

Management does not believe that there are any investment securities that are deemed OTTI as of December 31, 2013.

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

As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2013, management determined that no valuation allowance for deferred tax assets is required, as management believes it is more likely than not that deferred tax assets will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 8 — Income Taxes” presented elsewhere herein.

Executive Overview

For the years ended December 31, 2013, 2012 and 2011, we recognized net income of $39.9 million, $90.4 million and $28.1 million, respectively. The decrease in net income for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to the absence of the reversal of the deferred tax asset (“DTA”) valuation allowance, which contributed an income tax benefit of $47.4 million in 2012. For the years ended December 31, 2013, 2012 and 2011, our earnings per diluted share were $1.26, $2.87 and $1.38, respectively.

Significant financial highlights include:

•	Total assets increased 6.0 percent to $3.06 billion at December 31, 2013, compared to $2.88 billion at December 31, 2012, resulting from increases in investment portfolio and gross loans.

•	With new loan growth across the portfolio, particularly in commercial and industrial loans, gross loans increased by $185.5 million, or 9.1 percent, to $2.23 billion as of December 31, 2013, compared to $2.05 billion as of December 31, 2012. During 2012, gross loans decreased by $109.8 million, or 5.7 percent, compared to $1.94 billion as of December 31, 2011.

•	Asset quality improved in all major aspects as of December 31, 2013 compared to December 31, 2012. Non-performing assets declined to 0.87 percent of total assets as of December 2013 from 1.32 percent of total assets as of December 31, 2012. Net loss on sales of other loans was $557,000 for the year ended December 31, 2013, compared to $9.5 million for the year ended December 31, 2012. Classified loans were $80.3 million, or 3.6 percent of gross loans, at December 31, 2013, down from $100.4 million, or 4.9 percent, at December 31, 2012.

•	Net income was $39.9 million, or $1.26 per diluted share, for the year ended December 31, 2013, compared to $90.4 million, or $2.87 per diluted share, for the year ended December 31, 2012, which included $47.4 million net tax benefit from the DTA valuation allowance reversal.

•	Net interest margin continued to increase year over year. For the year ended December 31, 2013, net interest margin was 4.05 percent, increases of 28 and 37 basis points compared to 3.77 percent and 3.68 percent for the years ended December 31, 2012 and 2011, respectively.

•	Operating efficiency improved to 55.80 percent for the year ended December 31, 2013, from 61.07 percent for the year ended December 31, 2012 and 67.22 percent for the year ended the December 31, 2011, reflecting higher revenues.

•	Cash dividends of $0.07 per share of common stock were paid on December 23 and September 17, 2013.

Results of Operations

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by changes to interest rates, the demand for such loans, the supply of money available for lending purposes, and other competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	For the Year Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,156,626	$111,992	5.19%	$1,993,367	$108,982	5.47%	$2,114,546	$117,671	5.56%
Municipal securities-taxable	42,387	1,707	4.03%	45,213	1,796	3.97%	21,740	884	4.07%
Municipal securities-tax exempt (2)	10,141	435	4.29%	12,902	606	4.70%	6,544	332	5.07%
Obligations of other U.S. government agencies	90,956	1,733	1.91%	77,053	1,372	1.78%	121,961	1,963	1.61%
Other debt securities	274,789	4,994	1.82%	277,386	5,250	1.89%	295,953	6,921	2.34%
Equity securities	28,290	1,404	4.96%	31,356	818	2.61%	33,573	534	1.59%
Federal funds sold	1,555	6	0.39%	14,178	60	0.42%	5,857	27	0.46%
Term federal funds sold	—	—	0.00%	70,478	706	1.00%	38,693	276	0.71%
Interest-bearing deposits in other banks	83,055	209	0.25%	164,492	422	0.26%	113,829	315	0.28%

Total interest-earning assets	2,687,799	122,480	4.56%	2,686,425	120,012	4.47%	2,752,696	128,923	4.68%

Noninterest-earning assets:
Cash and cash equivalents	67,859			71,123			68,255
Allowance for loan losses	(60,119)			(75,914)			(119,233)
Other assets	133,102			110,718			85,989

Total noninterest-earning assets	140,842			105,927			35,011

Total assets	$2,828,641			$2,792,352			$2,787,707

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$114,968	$1,812	1.58%	$110,349	$2,152	1.95%	$109,272	$2,757	2.52%
Money market checking and NOW accounts	567,860	2,912	0.51%	529,976	3,085	0.58%	465,840	3,461	0.74%
Time deposits of $100,000 or more	546,588	4,094	0.75%	681,173	7,290	1.07%	913,643	13,855	1.52%
Other time deposits	421,387	3,860	0.92%	350,877	3,350	0.95%	315,174	3,885	1.23%
FHLB advances	6,573	151	2.30%	3,354	165	4.92%	66,191	662	1.00%
Other borrowings	8	—	0.00%	—	—	0.00%	4,551	95	2.09%
Junior subordinated debentures	21,234	678	3.19%	82,406	2,703	3.28%	82,406	2,915	3.54%

Total interest-bearing liabilities	1,678,618	13,507	0.80%	1,758,135	18,745	1.07%	1,957,077	27,630	1.41%

Noninterest-bearing liabilities:
Demand deposits	740,445			676,707			600,726
Other liabilities	15,844			29,494			29,387

Total noninterest-bearing liabilities	756,289			706,201			630,113

Total liabilities	2,434,907			2,464,336			2,587,190
Stockholders’ equity	393,734			328,016			200,517

Total liabilities and stockholders’ equity	$2,828,641			$2,792,352			$2,787,707

Net interest income		$108,973			$101,267			$101,293

Cost of deposits			0.53%			0.68%			1.00%

Net interest spread (3)			3.76%			3.40%			3.27%

Net interest margin (4)			4.05%			3.77%			3.68%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.4 million, $1.5 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$8,685	$(5,675)	$3,010	$(6,649)	$(2,040)	$(8,689)
Municipal securities-taxable	(114)	25	(89)	903	9	912
Municipal securities-tax exempt	(122)	(49)	(171)	266	8	274
Obligations of other U.S. government agencies	260	101	361	(540)	(51)	(591)
Other debt securities	(50)	(206)	(256)	(412)	(1,259)	(1,671)
Equity securities	(87)	673	586	11	273	284
Federal funds sold	(49)	(5)	(54)	32	1	33
Term federal funds sold	(353)	(353)	(706)	288	142	430
Interest-bearing deposits in other banks	(200)	(13)	(213)	102	5	107

Total interest and dividend income	$7,970	$(5,502)	$2,468	$(5,999)	$(2,912)	$(8,911)

Interest expense:
Savings	$(24)	$(316)	$(340)	$(12)	$(593)	$(605)
Money market checking and NOW accounts	2	(175)	(173)	1	(377)	(376)
Time deposits of $100,000 or more	(1,269)	(1,927)	(3,196)	(3,040)	(3,525)	(6,565)
Other time deposits	484	26	510	(31)	(504)	(535)
FHLB advances	20	(34)	(14)	(351)	(146)	(497)
Other borrowings	—	—	—	(48)	(47)	(95)
Junior subordinated debentures	(1,955)	(70)	(2,025)	—	(212)	(212)

Total interest expense	$(2,742)	$(2,496)	$(5,238)	$(3,481)	$(5,404)	$(8,885)

Change in net interest income	$10,712	$(3,006)	$7,706	$(2,518)	$2,492	$(26)

For the years ended December 31, 2013, 2012 and 2011, net interest income before provision for credit losses on a tax-equivalent basis was $109.0 million, $101.3 million and $101.3 million, respectively. The increase in net interest income in 2013, as compared to 2012, was primarily attributable to an increase in average gross loans, a decline in jumbo time deposits, lower deposit costs resulting from the replacement of high-cost time deposits with low-cost deposit products, and a decrease in interest expense from the full redemption of $80 million of trust preferred securities (“TPS”). Net interest income remained stable for the years ended December 31, 2012 and 2011 due to the decrease in interest income, which was primarily offset by the decrease in interest expense. The decrease in interest income was due primarily to declines in average gross loans and loan yields, and a decrease in other debt securities yield. This decrease was primarily offset in the interest expense by lower deposit costs resulting from the replacement of high-cost promotional time deposits with low-cost deposits. The net interest spread and net interest margin for the year ended December 31, 2013 were 3.76 percent and 4.05 percent, respectively, compared to 3.40 percent and 3.77 percent, respectively, for the year ended December 31, 2012, and 3.27 percent and 3.68 percent, respectively, for the year ended December 31, 2011.

Average gross loans were $2.16 billion in 2013, as compared with $1.99 billion in 2012 and $2.11 billion in 2011, representing an increase of 8.2 percent in 2013 and a decrease of 5.7 percent in 2012. Average investment securities were $446.6 million in 2013, as compared with $443.9 million in 2012 and $479.8 million in 2011, representing an increase of 0.6 percent in 2013 and a decrease of 7.5 percent in 2012. Average interest-earning assets remained stable at $2.69 billion for the years ended December 31, 2013 and 2012, as compared with $2.75 billion in 2011, representing a decrease of 2.4 percent in 2012. The decrease in average interest earning assets in 2012 was a direct result of the proactive disposition of problem loans under the credit quality improvement strategy and the balance sheet deleveraging strategy. Average interest-bearing liabilities were $1.68 billion in 2013, as compared to $1.76 billion in 2012 and $1.96 billion in 2011, representing decreases of 4.5 percent and 10.2 percent in 2013 and 2012, respectively. The decrease in average interest-bearing liabilities resulted primarily from the full redemption of $80 million of TPS in 2013 and the continuing reduction of high-cost time deposits in 2013 and 2012.

The average yield on interest-earning assets increased by 9 basis points to 4.56 percent in 2013, after a decrease of 21 basis points to 4.47 percent in 2012 from 4.68 percent in 2011. The increase in 2013 was attributable to deployment of lower yielding funds to higher yielding loans, and the decrease in 2012 was due primarily to an increase in lower yielding funds and lower yields on investment securities and loans. The average yield on gross loans decreased by 28 basis points to 5.19 percent in 2013, after a 9 basis point decrease to 5.47 percent in 2012 from 5.56 percent in 2011. The continued decreases in 2013 and 2012 were attributable to the current low interest rate environment. The average cost on interest-bearing liabilities decreased by 27 basis points to 0.80 percent in 2013, after a decrease of 34 basis points to 1.07 percent in 2012 from 1.41 percent in 2011. The decrease in 2013 was due mainly to the elimination of interest payments on TPS and the decline in the balance and cost of jumbo CDs, and the decrease in 2012 was attributable to a continued shift in funding sources toward lower-cost funds through disciplined deposit pricing while reducing wholesale funds and rate sensitive deposits.

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

Net charge-offs decreased by $27.5 million, or 81.3 percent, to $6.3 million for the year ended December 31, 2013 from $33.8 million for the year ended December 31, 2012, and decreased by $34.9 million, or 50.8 percent, for the year ended December 31, 2012 from $68.7 million for the year ended December 31, 2011. Non-performing loans decreased by $11.4 million, or 30.6 percent, to $25.9 million for the year ended December 31, 2013 from $37.3 million for the year ended December 31, 2012, and decreased by $15.1 million, or 28.8 percent, for the year ended December 31, 2012 from $52.4 million for the year ended December 31, 2011. All other credit metrics also experienced improvements as the quality of the loan portfolio improved. Therefore, provision for credit losses was zero for the year ended December 31, 2013, compared to $6.0 million for the year ended December 31, 2012. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income

The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Service charges on deposit accounts	$11,307	$12,146	$12,826
Insurance commissions	5,247	4,857	4,500
Remittance fees	2,036	1,976	1,925
Trade finance fees	1,064	1,140	1,305
Other service charges and fees	1,375	1,499	1,447
Bank-owned life insurance income	1,171	1,110	939
Gain on sales of SBA loans guaranteed portion	8,000	9,923	4,543
Net loss on sales of other loans	(557)	(9,481)	(6,020)
Net gain on sales of investment securities	1,039	1,396	1,635
Other-than-temporary impairment loss on investment securities	—	(292)	—
Other operating income	735	538	751

Total non-interest income	$31,417	$24,812	$23,851

For the year ended December 31, 2013, non-interest income was $31.4 million, an increase of $6.6 million, or 26.6 percent, from $24.8 million for the year ended December 31, 2012. This increase was primarily attributable to an $8.9 million decrease in net loss on sales of other loans, mainly offset by a $1.9 million decrease in gain on sales of the guaranteed portion of SBA loans. Service charges on deposit accounts, which represent 36.0 percent of total non-interest income for the year ended December 31, 2013, decreased to $11.3 million for the year ended December 31, 2013, compared with $12.1 million for the year ended December 31, 2012, due mainly to a decrease in non-sufficient fund charges. Gain on sales of the guaranteed portion of SBA loans for the year ended December 31, 2013 totaled $8.0 million, or 25.5 percent of total non-interest income. Insurance commissions increased $390,000, or 8.0 percent, to $5.2 million for the year ended December 31, 2013 from $4.9 million for the year ended December 31, 2012.

For the year ended December 31, 2012, non-interest income was $24.8 million, an increase of $961,000, or 4.0 percent, from $23.9 million for the year ended December 31, 2011. The increase in non-interest income for 2012 was primarily attributable to a gain from selling the guaranteed portion of SBA loans, partially offset by a net loss recognized from selling other loans. Gain from selling the guaranteed portion of SBA loans for the year ended December 31, 2012 totaled $9.9 million, or 40.0 percent of total non-interest income, a $5.4 million increase from $4.5 million for the year ended December 31, 2011. However, net loss on sales of other loans increased to $9.5 million for the year ended December 31, 2012 from $6.0 million for the year ended December 31, 2011. This increase was a result of management’s effort to reduce problem and non-performing assets. The other large source of non-interest income for the year ended December 31, 2012 was service charges on deposit accounts, which represented 49.0 percent of total non-interest income for the year ended December 31, 2012. Service charge income decreased to $12.1 million for the year ended December 31, 2012, compared with $12.8 million for the year ended December 31, 2011, due mainly to a decrease in number of non-interest bearing demand deposit accounts.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Salaries and employee benefits	$38,628	$36,931	$35,465
Occupancy and equipment	10,309	10,424	10,353
Deposit insurance premiums and regulatory assessments	1,435	4,431	6,630
Data processing	4,627	4,941	5,601
Other real estate owned expense	(59)	344	1,620
Professional fees	7,403	4,694	4,187
Directors and officers liability insurance	879	1,186	2,940
Supplies and communications	2,287	2,370	2,323
Advertising and promotion	4,081	3,876	2,993
Loan-related expense	396	527	827
Amortization of other intangible assets	164	198	700
Expense related to unconsummated capital offerings	—	—	2,220
Other operating expenses	8,097	6,939	8,189

Total non-interest expense	$78,247	$76,861	$84,048

For the year ended December 31, 2013, non-interest expense was $78.2 million, an increase of $1.4 million, or 1.8 percent, compared to $76.9 million for the year ended December 31, 2012. The increase was due primarily to the increases in salaries and employee benefits, and professional fees, mainly offset by the decrease in deposit insurance premiums and regulatory assessments. Professional fees increased $2.7 million, 57.7 percent, to $7.4 million for the year ended December 31, 2013 from $4.7 million for the year ended December 31, 2012, due mainly to additional professional services required for several strategic transactions pursued during 2013. Deposit insurance premiums and regulatory assessments for the year ended December 31, 2013 decreased by $3.0 million, or 67.6 percent, to $1.4 million, compared to $4.4 million for the year ended December 31, 2012, due primarily to the lower assessment rates for the FDIC insurance on deposits resulting from our improved overall financial conditions. The largest component of non-interest expense for the year ended December 31, 2013 was salaries and employee benefits, which represented 49.4 percent of total non-interest expense for the year ended December 31, 2013. Salaries and employee benefits increased $1.7 million, or 4.6 percent, to $38.6 million, compared to $36.9 million for the year ended December 31, 2012, due mainly to an annual salary increase, an increase in the average number of employees, and additional share-based compensation reflecting stock options and restricted stock awards granted.

For the year ended December 31, 2012, non-interest expense was $76.9 million, a decrease of $7.1 million, or 8.5 percent, from $84.0 million for the year ended December 31, 2011. This decrease was due primarily to a non-recurring expense of $2.2 million related to an unconsummated capital raise in 2011, and reductions in deposit insurance premiums, directors and officers liability insurance and other real estate owned expense. Reflecting improved overall financial conditions, deposit insurance premiums and regulatory assessments decreased by $2.2 million, or 33.2 percent, to $4.4 million for the year ended December 31, 2012, compared to $6.6 million for the year ended December 31, 2011. For the same reason, along with a change in new insurance carriers, directors and officers liability insurance also decreased by $1.7 million, or 58.6 percent, to $1.2 million for the year ended December 31, 2012, compared to $2.9 million for the year ended December 31, 2011. Salaries and employee benefits, however, increased by $1.4 million, or 4.0 percent, to $36.9 million for the year ended December 31, 2012, compared to $35.5 million for the year ended December 31, 2011, due mainly to increased bonus provisions and incentive awards during 2012. Other real estate owned expenses decreased by $1.3 million, or 78.8 percent, to $344,000 for the year ended December 31, 2012, compared to $1.6 million for the year ended December 31, 2011, due mainly to a reduction of OREO properties.

Income Taxes

As of December 31, 2013, the Company’s net deferred tax assets of $51.8 million were primarily the result of net operating loss carryforwards, allowance for loan losses and unrealized loss on securities available for sale. For the year ended December 31, 2012, the Company recorded a net valuation allowance release of $62.6 million based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. A valuation allowance of $82.3 million was recorded against its gross deferred tax asset balance as of December 31, 2011.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 8 — Income Taxes” presented elsewhere herein.

Financial Condition

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading securities as of December 31, 2013, 2012 and 2011. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of December 31, 2013, our investment portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and U.S. government agency securities. Investment securities available for sale were 100 percent, 100 percent and 99.8 percent of the total investment portfolio as of December 31, 2013, 2012 and 2011, respectively. Most of the investment securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2013, 2012 and 2011.

As of December 31, 2013, securities available for sale were $530.9 million, or 17.4 percent of total assets, compared to $451.1 million, or 15.6 percent of total assets, as of December 31, 2012. For the year ended December 31, 2013, investment portfolio increased by $79.9 million, or 17.7 percent, to $530.9 million from $451.1 million as of December 31, 2012, due to purchases of $250.9 million of investment securities primarily consisting of mortgage-backed securities and collateralized mortgage obligations, mainly offset by sales, calls, prepayments and scheduled amortization.

The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	As of December 31,
	2013		2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities held to maturity
Municipal bonds-tax exempt	$—	$—	$—	$—	$9,815	$9,867
Municipal bonds-taxable	—	—	—	—	38,797	38,392
Mortgage-backed securities (1)	—	—	—	—	3,137	3,128
U.S. government agency securities	—	—	—	—	7,993	7,976

Total securities held to maturity	$—	$—	$—	$—	$59,742	$59,363

Securities available for sale:
Mortgage-backed securities (1)	$222,768	$217,059	$157,185	$160,326	$110,433	$113,005
Collateralized mortgage obligations (1)	130,636	127,693	98,821	100,487	161,214	162,837
U.S. government agency securities	90,852	83,536	92,990	93,118	72,385	72,548
Municipal bonds-tax exempt	13,857	13,937	12,209	12,812	5,901	6,138
Municipal bonds-taxable	33,361	32,354	44,248	46,142	3,389	3,482
Corporate bonds	21,013	20,835	20,470	20,400	20,460	19,836
U.S. Treasury bills	19,998	19,997	—	—	—	—
SBA loan pool securities	13,598	12,629	14,104	14,026	—	—
Other securities	3,030	2,886	3,331	3,357	3,318	3,335
Equity securities	—	—	354	392	647	681

Total securities available for sale:	$549,113	$530,926	$443,712	$451,060	$377,747	$381,862

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of December 31, 2013:

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands)
Mortgage-backed securities	$—	—	$4,187	1.57%	$124,846	1.81%	$93,735	2.35%
Collateralized mortgage obligations	513	2.08%	10,104	1.80%	26,938	2.12%	93,081	1.69%
U.S. government agency securities	—	—	6,000	1.10%	65,469	1.81%	19,383	1.90%
Municipal bonds-tax exempt (1)	—	—	1,422	1.44%	5,571	3.11%	6,864	4.37%
Municipal bonds-taxable	—	—	3,125	3.75%	23,028	4.08%	7,208	4.18%
Corporate bonds	—	—	21,013	1.08%	—	—	—	—
U.S. Treasury bills	19,998	0.04%	—	—	—	—	—	—
SBA loan pool securities	—	—	—	—	4,894	1.15%	8,704	1.74%
Other securities	—	—	—	—	3,030	0.00%	—	—

Total securities available for sale:	$20,511	0.09%	$45,851	1.48%	$253,776	2.04%	$228,975	2.14%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35%.

The amortized cost and estimated fair value of investment securities as of December 31, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2063, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Within one year	$19,998	$19,996
Over one year through five years	31,560	31,306
Over five years through ten years	101,992	95,869
Over ten years	42,159	39,003
Mortgage-backed securities	222,768	217,059
Collateralized mortgage obligations	130,636	127,693

Total	$549,113	$530,926

FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for OTTI. There was no OTTI charge for the year ended December 31, 2013.

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2013 and December 31, 2012:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In thousands, except number of securities)
December 31, 2013
Mortgage-backed securities	$3,437	$170,324	51	$2,589	$30,947	12	$6,026	$201,271	63
Collateralized mortgage obligations	2,353	87,026	27	864	14,657	7	3,217	101,683	34
U.S. government agency securities	3,942	50,932	19	3,374	32,606	12	7,316	83,538	31
Municipal bonds-tax exempt	30	8,562	5	—	—	—	30	8,562	5
Municipal bonds-taxable	787	22,817	16	293	3,813	4	1,080	26,630	20
Corporate bonds	9	5,024	1	177	11,803	3	186	16,827	4
U.S. Treasury bills	1	19,996	2	—	—	—	1	19,996	2
SBA loan pool securities	—	—	—	969	12,629	4	969	12,629	4
Other securities	48	1,957	3	96	929	3	144	2,886	6

Total	$10,607	$366,638	124	$8,362	$107,384	45	$18,969	$474,022	169

December 31, 2012
Mortgage-backed securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
Collateralized mortgage obligations	109	14,344	5	—	—	—	109	14,344	5
U.S. government agency securities	94	26,894	9	—	—	—	94	26,894	9
Municipal bonds-taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate bonds	—	—	—	246	10,738	3	246	10,738	3
SBA loan pool securities	82	11,004	3	—	—	—	82	11,004	3
Other securities	1	12	1	46	953	1	47	965	2
Equity securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2013 and 2012 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

FASB ASC 320 requires other-than-temporarily impaired investment securities to be written down when fair value is below amortized cost in circumstances where: (i) an entity has the intent to sell a security; (ii) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (iii) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2013 and 2012 were not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2013 and 2012 were warranted.

Investment securities available for sale with carrying values of $47.6 million and $18.2 million as of December 31, 2013 and 2012, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

Loan Portfolio

Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties generally are investor-owned, but may be for user-owned purposes. Underwriting guidelines include, among other things, an appraisal in conformity with the USPAP, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in Southern California. Commercial loans include term loans and revolving lines of credit. Term loans typically have a maturity schedule ranging from three to seven years and are extended to finance the purchase of business entities, owner-occupied commercial property, business equipment, leasehold improvements or for permanent working capital. SBA loans usually have a longer maturity schedule ranging from five to 20 years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. These borrowers are well diversified as to industry, location and their current and target markets.

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated, excluding loans held for sale:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Real estate loans:
Commercial property	$933,398	$787,094	$663,023	$729,222	$839,598
Construction	—	—	33,976	60,995	126,350
Residential property	79,078	101,778	52,921	62,645	77,149

Total real estate loans	1,012,476	888,872	749,920	852,862	1,043,097
Commercial and industrial loans:
Commercial term	929,648	884,364	944,836	1,118,999	1,420,034
Commercial lines of credit	71,577	56,121	55,770	59,056	101,159
SBA loans	151,530	148,306	116,192	105,688	134,521
International loans	36,353	34,221	28,676	44,167	53,488

Total commercial and industrial loans	1,189,108	1,123,012	1,145,474	1,327,910	1,709,202
Consumer loans (1)	32,505	36,676	43,346	50,300	63,303

Total gross loans	$2,234,089	$2,048,560	$1,938,740	$2,231,072	$2,815,602

(1)	Consumer loans include home equity lines of credit

As of December 31, 2013 and 2012, loans receivable (excluding loans held for sale), net of deferred loan costs and allowance for loan losses, totaled $2.18 billion and $1.99 billion, respectively, representing an increase of $119.4 million, or 9.6 percent. Total gross loans increased by $185.5 million, or 9.1 percent, to $2.23 billion as of December 31, 2013, from $2.05 billion as of December 31, 2012.

During the year ended December 31, 2013, total loan disbursement consisted of $461.4 million in commercial real estate loans, $118.9 million in SBA loans and $76.8 million in commercial and industrial loans. The increase was offset by $88.5 million of transfers to loans held for sale, $11.9 million of gross charge-offs and $374.6 million of pay-offs and other net amortizations.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
Real estate loans:
Commercial property	41.8%	38.4%	34.2%	32.7%	29.9%
Construction	0.0%	0.0%	1.8%	2.7%	4.5%
Residential property	3.5%	5.0%	2.7%	2.8%	2.7%

Total real estate loans	45.3%	43.4%	38.7%	38.2%	37.1%
Commercial and industrial loans:
Commercial term	41.6%	43.2%	48.7%	50.2%	50.4%
Commercial lines of credit	3.2%	2.7%	2.9%	2.6%	3.6%
SBA loans	6.8%	7.2%	6.0%	4.7%	4.8%
International loans	1.6%	1.7%	1.5%	2.0%	1.9%

Total commercial and industrial loans	53.2%	54.8%	59.1%	59.5%	60.7%
Consumer loans	1.5%	1.8%	2.2%	2.3%	2.2%

Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Commitments to extend credit	$246,161	$182,746	$158,748	$178,424	$262,821
Standby letters of credit	8,926	10,588	12,742	15,226	17,225
Commercial letters of credit	4,179	6,092	9,298	11,899	13,544
Unused credit card lines	12,223	13,459	15,937	24,649	23,408

Total undisbursed loan commitments	$271,488	$212,885	$196,725	$230,198	$316,998

The table below shows the maturity distribution of outstanding loans as of December 31, 2013. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes non-accrual loans of $25.9 million.

	Within One Year	After One Year but Within Five Years	After Five Years	Total
	(In thousands)
Real estate loans:
Commercial property	$43,975	$381,610	$507,813	$933,398
Residential property	890	2,005	76,183	79,078

Total real estate loans	44,865	383,615	583,996	1,012,476
Commercial and industrial loans:
Commercial term	178,991	292,969	457,688	929,648
Commercial lines of credit	67,977	3,600	—	71,577
SBA loans	788	26,425	124,317	151,530
International loans	36,353	—	—	36,353

Total commercial and industrial loans	284,109	322,994	582,005	1,189,108
Consumer loans	4,025	1,469	27,011	32,505

Total gross loans	$332,999	$708,078	$1,193,012	$2,234,089

Loans with predetermined interest rates	$84,244	$286,670	$132,330	$503,244
Loans with variable interest rates	$248,755	$421,408	$1,060,682	$1,730,845

As of December 31, 2013, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

Industry	Balance as of December 31, 2013	Percentage of Gross Loans Outstanding
	(In thousands)
Lessor of non-residential buildings	$615,006	27.5%
Accommodation/hospitality	$332,066	14.9%
Gasoline stations	$304,642	13.6%

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

Except for non-performing loans set forth below, management is not aware of any loans as of December 31, 2013 and 2012 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Non-performing loans:
Commercial property	$3,520	$3,176	$4,820	$45,677	$58,927
Construction	—	—	8,310	17,691	15,185
Residential property	1,365	1,270	2,745	1,925	3,335
Commercial and industrial loans	19,495	31,074	36,342	76,097	140,931
Consumer loans	1,497	1,759	161	1,047	622

Total non-accrual loans	25,877	37,279	52,378	142,437	219,000
Loans 90 days or more past due and still accruing	—	—	—	—	67

Total non-performing loans (1)	25,877	37,279	52,378	142,437	219,067
Other real estate owned	756	774	180	4,089	26,306

Total non-performing assets	$26,633	$38,053	$52,558	$146,526	$245,373

Performing troubled debt restructured loans	$19,416	$16,980	$28,375	$47,395	$—

Non-performing loans as a percentage of gross loans	1.16%	1.82%	2.70%	6.38%	7.78%
Non-performing assets as a percentage of assets	0.87%	1.32%	1.91%	5.04%	7.76%

(1)	Include troubled debt restructured non-performing loans of $10.5 million, $18.8 million and $23.2 million as of December 31, 2013, 2012 and 2011, respectively.

Non-accrual loans, excluding loans held for sale, totaled $25.9 million as of December 31, 2013, compared to $37.3 million as of December 31, 2012, representing a 30.6 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $16.3 million as of December 31, 2013, compared to $16.5 million as of December 31, 2012, representing a 1.2 percent decrease. Delinquent loans of $12.2 million and $14.1 million were included in non-performing loans as of December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, loans totaling $14.6 million were placed on non-accrual status. The additions to non-accrual loans were offset by $8.3 million in charge-offs, $6.9 million in principal paydowns and payoffs, $5.7 million in transfer to loans held for sale, $2.1 million in upgrades to accrual, $1.3 million in SBA guaranteed portions received, $1.2 million in note sales and $515,000 transfer to OREO.

The ratio of non-performing loans to gross loans also decreased to 1.16 percent at December 31, 2013 from 1.82 percent at December 31, 2012. During the same period, allowance for loan losses decreased by $5.8 million, or 9.1 percent, to $57.6 million from $63.3 million. Of the $25.9 million non-performing loans, approximately $22.4 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $3.9 million as of December 31, 2013. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of December 31, 2013, there were three OREO properties located in Washington and California with a combined carrying value of $756,000 and a valuation adjustment of $56,000. As of December 31, 2012, there were two OREO properties located in Illinois and Virginia with a combined carrying value of $774,000 and no valuation adjustment.

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
	(In thousands)
December 31, 2013
Real estate loans:
Commercial property
Retail	$4,402	$4,491	$2,400	$2,002	$199	$2,819	$93
Land	—	—	—	—	—	837	80
Other	1,737	1,754	1,219	518	5	991	44
Residential property	2,678	2,773	2,678	—	—	2,941	117
Commercial and industrial loans:
Commercial term
Unsecured	11,612	11,827	2,166	9,446	2,581	12,048	732
Secured by real estate	21,093	22,429	19,346	1,746	493	18,313	1,322
Commercial lines of credit	614	686	173	441	252	1,008	54
SBA loans	8,274	9,845	4,380	3,894	2,576	6,495	1,195
International loans	1,087	1,087	286	801	78	1,284	—
Consumer loans	1,569	1,671	644	925	284	1,612	71

Total	$53,066	$56,563	$33,292	$19,773	$6,468	$48,348	$3,708

December 31, 2012
Real estate loans:
Commercial property
Retail	$2,930	$3,024	$2,930	$—	$—	$2,357	$136
Land	2,097	2,307	2,097	—	—	2,140	179
Other	527	527	—	527	67	835	43
Construction	—	—	—	—	—	6,012	207
Residential property	3,265	3,308	1,866	1,399	94	3,268	164
Commercial and industrial loans:
Commercial term
Unsecured	14,532	15,515	6,826	7,706	2,144	14,160	821
Secured by real estate	22,050	23,221	9,520	12,530	2,319	21,894	1,723
Commercial lines of credit	1,521	1,704	848	673	230	1,688	64
SBA loans	6,170	10,244	4,294	1,876	762	7,173	1,131
Consumer loans	1,652	1,711	449	1,203	615	1,205	73

Total	$54,744	$61,561	$28,830	$25,914	$6,231	$60,732	$4,541

December 31, 2011
Real estate loans:
Commercial property
Retail	$1,260	$1,260	$1,100	$160	$126	$105	$—
Land	3,178	3,210	—	3,178	360	16,910	78
Other	14,773	14,823	1,131	13,642	3,004	14,850	907
Construction	14,120	14,120	14,120	—	—	14,353	1,077
Residential property	5,368	5,408	3,208	2,160	128	5,399	279
Commercial and industrial loans:
Commercial term
Unsecured	16,035	16,559	244	15,791	10,793	15,685	1,043
Secured by real estate	53,159	54,156	14,990	38,169	7,062	51,977	3,652
Commercial lines of credit	1,431	1,554	715	716	716	1,590	82
SBA loans	11,619	12,971	9,445	2,174	1,167	12,658	1,186
Consumer loans	746	788	511	235	26	832	44

Total	$121,689	$124,849	$45,464	$76,225	$23,382	$134,359	$8,348

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$4,451	$5,887	$9,192
Less: Interest income recognized on impaired loans (1)	(3,708)	(4,541)	(8,348)

Interest foregone on impaired loans	$743	$1,346	$844

(1)	Includes interest recognized on accrual basis prior to classification as impaired.

For the year ended December 31, 2013, we restructured monthly payments for 33 loans, with a net carrying value of $8.6 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less. As of December 31, 2013, troubled debt restructurings on accrual status totaled $19.4 million, all of which were temporary interest rate and payment reductions and extensions of maturity, and a $1.4 million reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2013, restructured loans on non-accrual status totaled $10.5 million, and a $1.4 million reserve relating to these loans was included in the allowance for loan losses.

As of December 31, 2012, troubled debt restructurings on accrual status totaled $17.0 million, all of which were temporary interest rate and payment reductions and extensions of maturity, and a $1.5 million reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2012, restructured loans on non-accrual status totaled $18.8 million, and a $2.1 million reserve relating to these loans was included in the allowance for loan losses.

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

In the first quarter of 2010, the look-back period was reduced from twelve quarters to eight quarters, with 60.0 percent weighting given to the most recent four quarters and 40.0 percent to the oldest four quarters, to place greater emphasis on losses taken by the Bank during the economic downturn. In the second quarter of 2013, management reevaluated the look-back period and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50.0 percent for the most recent four quarters, 33.0 percent for the next four quarters, and 17.0 percent for the oldest four quarters. Homogenous loans are collectively evaluated for loss potential. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter.

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans as well as three homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio.

Specific reserves are allocated for loans deemed “impaired.” A loan is “impaired” when it is probable that a creditor will be unable to collect all amounts due, including principal and interest, according to the contractual terms and schedules of the loan agreement. The loans identified as impaired are measured using one of the three methods of valuations: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the fair market value of the collateral if the loan is collateral dependent, or (iii) the loan’s observable market price.

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

The following table reflects our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	2013		2012		2011		2010		2009
	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable
Real estate loans:
Commercial property	$17,855	$933,398	$17,109	$787,094	$17,129	$663,023	$26,248	$729,222	$19,149	$839,598
Construction	—	—	—	—	1,403	33,976	5,606	60,995	9,043	126,350
Residential property	706	79,078	1,071	101,778	1,105	52,921	911	62,645	997	77,149

Total real estate loans	18,561	1,012,476	18,180	888,872	19,637	749,920	32,765	852,862	29,189	1,043,097

Commercial and industrial loans	36,276	1,189,108	41,928	1,123,012	66,005	1,145,474	108,986	1,327,910	110,678	1,709,202
Consumer loans	1,427	32,505	2,280	36,676	2,243	43,346	2,077	50,300	2,690	63,303
Unallocated	1,291	—	917	—	2,051	—	2,231	—	2,439	—

Total	$57,555	$2,234,089	$63,305	$2,048,560	$89,936	$1,938,740	$146,059	$2,231,072	$144,996	$2,815,602

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$63,305	$89,936	$146,059	$144,996	$70,986
Charge-offs
Real estate loans	(359)	(11,382)	(18,539)	(33,216)	(27,262)
Commercial and industrial loans	(11,236)	(25,897)	(58,721)	(97,340)	(95,768)
Consumer loans	(267)	(948)	(1,392)	(1,267)	(2,350)

Total charge-offs	(11,862)	(38,227)	(78,652)	(131,823)	(125,380)

Recoveries on loans previously charged cff
Real estate loans	1,784	583	2,794	3,131	5
Commercial and industrial loans	3,583	3,758	7,101	6,623	2,650
Consumer loans	169	98	98	177	128

Total recoveries on loans previously charged off	5,536	4,439	9,993	9,931	2,783

Net loan charge-offs	(6,326)	(33,788)	(68,659)	(121,892)	(122,597)

Provision charged to operating expense	576	7,157	12,536	122,955	196,607

Balance at end of period	$57,555	$63,305	$89,936	$146,059	$144,996

Allowance for off-balance sheet items:
Balance at beginning of period	$1,824	$2,981	$3,417	$3,876	$4,096
Provision charged to operating expense	(576)	(1,157)	(436)	(459)	(220)

Balance at end of period	$1,248	$1,824	$2,981	$3,417	$3,876

Ratios:
Net loan charge-offs to average gross loans	0.29%	1.70%	3.25%	4.79%	3.88%
Net loan charge-offs to gross loans	0.28%	1.65%	3.54%	5.46%	4.35%
Allowance for loan losses to average gross loans	2.67%	3.18%	4.25%	5.74%	4.59%
Allowance for loan losses to gross loans	2.58%	3.09%	4.64%	6.55%	5.14%
Net loan charge-offs to allowance for loan losses	10.99%	53.37%	76.34%	83.45%	84.55%
Net loan charge-offs to provision charged to operating expenses	1098.26%	472.10%	547.69%	99.14%	62.36%
Allowance for loan losses to non-performing loans	222.42%	169.81%	171.71%	102.54%	66.19%
Balance:
Average gross loans during period	$2,156,626	$1,993,367	$2,114,546	$2,545,408	$3,158,624
Gross loans at end of period	$2,234,089	$2,048,560	$1,938,740	$2,231,072	$2,820,612
Non-performing loans at end of period	$25,877	$37,279	$52,378	$142,437	$219,067

Allowance for loan losses decreased by $5.7 million, or 9.1 percent, to $57.6 million at December 31, 2013 as compared to $63.3 million at December 31, 2012, which decreased by $26.6 million, or 29.6 percent, as compared to $89.9 million at December

31, 2011. Allowance for loan losses as a percentage of total gross loans decreased to 2.58 percent as of December 31, 2013 compared to 3.09 percent as of December 31, 2012 and 4.64 percent as of December 31, 2011. Provision for credit losses decreased by $6.0 million, or 100 percent, to zero for the year ended December 31, 2013, as compared to $6.0 million for the year ended December 31, 2012, and decreased by $6.1 million, or 50.4 percent, as compared to $12.1 million at December 31, 2011.

The decrease in the allowance for loan losses as of December 31, 2013 was due primarily to decreases in historical loss rates and classified assets. Due to these factors, general reserves decreased by $12.5 million, or 43.1 percent, to $16.5 million as of December 31, 2013 as compared to $29.1 million at December 31, 2012. However, total qualitative reserves increased by $6.1 million, or 22.7 percent, to $33.1 million as of December 31, 2013 as compared to $27.0 million as of December 31, 2012, due mainly to increases in unsecured and non-performing loans and levels of competition, legal and regulation factors.

Impaired loans, excluding loans held for sale, decreased by $1.7 million, or 3.1 percent, to $53.1 million as of December 31, 2013 as compared to $54.7 million at December 31, 2012. However, specific reserve allocations associated with impaired loans increased by $237,000, or 3.81 percent, to $6.5 million as of December 31, 2013 as compared to $6.2 million as of December 31, 2012.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2013		2012		2011
	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Demand – noninterest-bearing	$819,015	32.5%	$720,931	30.1%	$634,466	27.1%
Interest-bearing:
Savings	115,371	4.6%	114,302	4.8%	104,664	4.4%
Money market checking and NOW accounts	574,334	22.9%	575,744	24.0%	449,854	19.2%
Time deposits of $100,000 or more	506,946	20.2%	616,187	25.7%	822,165	35.1%
Other time deposits	496,659	19.8%	368,799	15.4%	333,761	14.2%

Total deposits	$2,512,325	100.0%	$2,395,963	100.0%	$2,344,910	100.0%

Total deposits increased by $116.4 million, or 4.9 percent, to $2.51 billion as of December 31, 2013 from $2.40 billion as of December 31, 2012. The increase in total deposits was mainly attributable to increases of $98.1 million, or 13.6 percent, in demand deposits and $127.9 million, or 34.7 percent, in other time deposits, partially offset by a decrease of $109.2 million, or 17.7 percent, in time deposits of $100,000 or more.

The overall mix of funding improved with no-cost transaction account balances increasing. Core deposits (defined as demand, savings, money market checking and NOW accounts and other time deposits) increased by $225.6 million, or 12.7 percent, to $2.01 billion at December 31, 2013 from $1.78 billion at December 31, 2012. Time deposits of $100,000 or more decreased by $109.2 million, or 17.7 percent, to $506.9 million at December 31, 2013 from $616.2 million at December 31, 2012. Noninterest-bearing demand deposits represented 32.5 percent of total deposits at December 31, 2013 compared to 30.1 percent and 27.1 percent of total deposits at December 31, 2012 and 2011, respectively. We had no brokered deposits as of December 31, 2013, 2012 and 2011.

The following table shows the distribution of average deposits and the average rates paid for dates indicated:

	As of December 31,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(In thousands)
Demand – noninterest-bearing	$740,445	—	$676,707	—	$600,726	—
Interest-bearing:
Savings	114,968	1.58%	110,349	1.95%	109,272	2.52%
Money market checking and NOW accounts	567,860	0.51%	529,976	0.58%	465,840	0.74%
Time deposits of $100,000 or more	546,588	0.75%	681,173	1.07%	913,643	1.52%
Other time deposits	421,387	0.92%	350,877	0.95%	315,174	1.23%

Total deposits	$2,391,248	0.53%	$2,349,082	0.68%	$2,404,655	1.00%

Average deposits for the years ended December 31, 2013, 2012 and 2011 were $2.39 billion, $2.35 billion and $2.40 billion, respectively. Average deposits increased by 1.8 percent in 2013 but decreased by 2.3 percent in 2012.

The following table summarizes the maturity of time deposits of $100,000 or more at December 31 for the years indicated:

	As of December 31,
	2013	2012	2011
	(In thousands)
Three months or less	$152,967	$173,179	$357,527
Over three months through six months	137,228	134,213	186,230
Over six months through twelve months	161,016	136,855	202,780
Over twelve months	55,735	171,940	75,628

	$506,946	$616,187	$822,165

Federal Home Loan Bank Advances

FHLB advances and other borrowings mostly take the form of advances from the FHLBSF and overnight federal funds. At December 31, 2013, advances from the FHLB were $127.5 million, an increase of $124.6 million from the December 31, 2012 balance of $2.9 million. At December 31, 2013, all FHLB advances have remaining maturities of less than one year, and the weighted-average interest rate was 0.16 percent. See “Note 7 – FHLB Advances and Other Borrowings” for more details.

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

The following table shows the status of our gap position as of December 31, 2013:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$73,269	$73,269
Interest-bearing deposits in other banks	106,088	—	—	—	—	106,088
Investment securities:
Fixed rate	66,085	59,483	208,210	136,718	(5,275)	465,221
Floating rate	55,020	5,958	4,327	394	6	65,705
Loans:
Fixed rate	64,258	149,341	273,040	2,629	—	489,268
Floating rate	996,091	152,935	579,380	215	—	1,728,621
Non-accrual	—	—	—	—	25,850	25,850
Deferred loan fees, discount, and allowance for loan losses	—	—	—	—	(66,241)	(66,241)
Federal home loan bank and federal reserve bank stock	—	—	—	25,256	—	25,256
Other assets	—	29,699	—	4,508	108,295	142,502

Total assets	$1,287,542	$397,416	$1,064,957	$169,720	$135,904	$3,055,539

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$819,015	$819,015
Savings	22,126	31,926	28,922	32,397	—	115,371
Money market checking and NOW accounts	30,148	149,097	196,094	198,995	—	574,334
Time deposits
Fixed rate	250,344	660,233	92,969	—	—	1,003,546
Floating rate	59	—	—	—	—	59
Federal home loan bank advances	125,101	2,445	—	—	—	127,546
Junior subordinated debentures	—	—	—	—	—	—
Other liabilities	—	—	—	—	14,431	14,431
Stockholders’ equity	—	—	—	—	401,237	401,237

Total liabilities and stockholders’ equity	$427,778	$843,701	$317,985	$231,392	$1,234,683	$3,055,539

Repricing gap	859,764	(446,285)	746,972	(61,672)	(1,098,779)
Cumulative repricing gap	859,764	413,479	1,160,451	1,098,779	—
Cumulative repricing gap as a percentage of total assets	28.14%	13.53%	37.98%	35.96%	0.00%
Cumulative repricing gap as a percentage of interest-earning assets	29.84%	14.35%	40.28%	38.14%	0.00%
Interest-earning assets						$2,881,123

The repricing gap analysis measures the static timing of repricing risk of assets and liabilities (i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same period). Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Core deposits that have no maturity dates (demand deposits, savings, and money market checking and NOW accounts) are assigned to categories based on expected decay rates.

As of December 31, 2013, the cumulative repricing gap for the three-month period was at an asset-sensitive position of 29.84 percent of interest-earning assets, which decreased from 34.96 percent as of December 31, 2012. This decrease was due mainly to a $69.6 million decrease in interest-bearing deposits in other banks and a $125.0 million increase in federal home loan bank advances, mainly offset by a $41.8 million increase in fixed rate investment securities, a $40.5 million decrease in money market checking and NOW accounts, and an $82.4 million decrease in junior subordinated debentures.

As of December 31, 2013, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position of 14.35 percent of interest-earning assets, which decreased from 22.32 percent as of December 31, 2012. The decrease was due mainly to a $69.6 million decrease in interest-bearing deposits in other banks and $165.4 million and $127.2 million increases in fixed rate time deposits and federal home loan bank advances, respectively, primarily offset by a $72.1 million decrease in money market checking and NOW accounts and an $82.4 million decrease in junior subordinated debentures.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Cumulative repricing gap	$859,764	$926,923	$413,479	$591,748
Percentage of total assets	28.14%	32.16%	13.53%	20.53%
Percentage of interest-earning assets	29.84%	34.96%	14.35%	22.32%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(In thousands)
300%	15.60%	5.24%	$17,835	$26,705
200%	10.18%	4.25%	$11,630	$21,685
100%	4.68%	2.86%	$5,347	$14,602
-100%	(1)	(1)	(1)	(1)

(1)	Results are not meaningful in a low interest rate environment

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

At December 31, 2013, the Bank’s Tier 1 risk-based capital ratio of 15.58 percent, total risk-based capital ratio of 16.84 percent, and Tier 1 leverage capital ratio of 13.09 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with Tier 1 risk-based capital ratio equal to or greater than 6.00%, total risk-based capital ratio equal to or greater than 10.00%, and Tier 1 leverage capital ratio equal to or greater than 5.00%.

Liquidity – Hanmi Financial

Management currently believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2014. Hanmi Financial redeemed $30.9 million of TPS in March 2013 and fully paid the remaining $51.5 million on TPS in April 2013.

Liquidity – Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2013, the Bank had no brokered deposits, and had a FHLB advance of $127.5 million compared to $2.9 million as of December 31, 2012.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its total assets. As of December 31, 2013, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $343.3 million and $215.8 million, respectively, compared to $275.1 million and $272.2 million, respectively, as of December 31, 2012. The Bank’s FHLB borrowings as of December 31, 2013 and 2012 totaled $127.5 million and $2.9 million, respectively, which represented 4.17 percent and 0.10 percent of total assets as of December 31, 2013 and 2012, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $87.1 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $118.4 million, and had no borrowings as of December 31, 2013. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to a maximum of $100.0 million.

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

The Bank’s exposure to credit losses in the event of non-performance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty at the time of the credit extension.

The types of collateral that the Bank holds varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2013	December 31, 2012
	(In thousands)
Commitments to extend credit	$246,161	$182,746
Standby letters of credit	8,926	10,588
Commercial letters of credit	4,179	6,092
Unused credit card lines	12,223	13,459

Total undisbursed loan commitments	$271,488	$212,885

Contractual Obligations

Our contractual obligations, excluding accrued interest payments, as of December 31, 2013 are as follows:

	Less Than One Year	More Than One Year and Less Than Three Years	More Than Three Years and Less Than Five Years	More Than Five Years	Total
	(In thousands)
Time deposits	$910,636	$89,080	$3,889	$—	$1,003,605
Federal home loan bank advances	127,546	—	—	—	127,546
Commitments to extend credit	246,161	—	—	—	246,161
Standby letter of credit	8,926	—	—	—	8,926
Operating lease obligations	5,347	9,100	3,445	2,034	19,926

Total	$1,298,616	$98,180	$7,334	$2,034	$1,406,164

Operating lease obligations represent the total minimum lease payments under non-cancelable operating leases with remaining terms of up to nine years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “—Capital Resources and Liquidity.”

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 62 through 113.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2013, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Hanmi Financial is responsible for establishing and maintaining adequate internal control over financial reporting pursuant to the rules and regulations of the SEC. Hanmi Financial’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2013, Hanmi Financial maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there has been no change in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.

Attestation Report of the Company’s Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on Hanmi Financial’s internal control over financial reporting as of December 31, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hanmi Financial Corporation:

We have audited Hanmi Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hanmi Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hanmi Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 17, 2014

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as hereinafter noted, the response to this item is incorporated by reference from the sections entitled “Named Executive Officers,” “Election of Directors,” “Corporate Governance Principles and Board Matters,” “Executive Compensation,” and “Beneficial Ownership of Principal Stockholders and Management” in Hanmi Financial’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2013 (or information will be provided in an amendment to this Annual Report on Form 10-K).

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and other persons performing similar functions. It will be provided to any stockholder without charge, upon the written request. Such requests should be addressed to Ms. Juliet Stone, General Counsel, Hanmi Financial Corporation, 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010. It is also available on our website at www.hanmi.com.

Item 11.	Executive Compensation

The information required by this item is set forth in the sections entitled “Executive Compensation” and “NCGC Committee Report” in Hanmi Financial’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2013 (or information will be provided in an amendment to this Form 10-K), and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the sections entitled “Executive Compensation – Summary Compensation Table” and “Beneficial Ownership of Principal Stockholders and Management” in Hanmi Financial’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2013 (or information will be provided by amendment to this Form 10-K), and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in Hanmi Financial’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2013 (or information will be provided by amendment to this Form 10-K), and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth in the section entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in Hanmi Financial’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the close of Hanmi Financial’s fiscal year ended December 31, 2013 (or information will be provided by amendment to this Form 10-K), and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements are listed in the Index to consolidated financial statements on page 62 of this Report.

(2)	All financial statement schedules have been omitted, as the required information is not applicable, not material or has been included in the notes to consolidated financial statements.

(3)	The exhibits required to be filed with this Report are listed in the exhibit index included herein at pages 115—116.

Hanmi Financial Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hanmi Financial Corporation:

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hanmi Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hanmi Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 17, 2014

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$179,357	$268,047
Restricted cash	—	5,350
Securities available-for-sale, at fair value (amortized cost of $549,113 as of December 31, 2013 and $443,712 as of December 31, 2012)	530,926	451,060
Loans held for sale, at the lower of cost or fair value	—	8,306
Loans receivable, net of allowance for loan losses of $57,555 as of December 31, 2013 and $63,305 as of December 31, 2012	2,177,498	1,986,051
Accrued interest receivable	7,055	7,581
Premises and equipment, net	14,221	15,150
Other real estate owned, net	756	774
Customers’ liability on acceptances	2,018	1,336
Servicing assets	6,833	5,542
Other intangible assets, net	1,171	1,335
Investment in federal home loan bank stock, at cost	14,060	17,800
Investment in federal reserve bank stock, at cost	11,196	12,222
Deferred tax assets	51,767	50,998
Current tax assets	11,769	9,030
Bank-owned life insurance	29,699	29,054
Prepaid expenses	1,415	2,084
Other assets	15,798	10,800

Total assets	$3,055,539	$2,882,520

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$819,015	$720,931
Interest-bearing	1,693,310	1,675,032

Total deposits	2,512,325	2,395,963
Accrued interest payable	3,366	11,775
Bank’s liability on acceptances	2,018	1,336
Federal home loan bank advances	127,546	2,935
Junior subordinated debentures	—	82,406
Accrued expenses and other liabilities	9,047	9,741

Total liabilities	2,654,302	2,504,156

Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,339,444 shares (31,761,550 shares outstanding) and 32,074,434 shares (31,496,540 shares outstanding) as of December 31, 2013 and December 31, 2012	257	257
Additional paid-in capital	552,270	550,066
Accumulated other comprehensive (loss) income, net of tax (benefit) expense of ($8,791) as of December 31, 2013 and $1,946 as of December 31, 2012	(9,380)	5,418
Accumulated deficit	(72,052)	(107,519)
Less: treasury stock, at cost; 577,894 shares as of December 31, 2013 and December 31, 2012	(69,858)	(69,858)

Total stockholders’ equity	401,237	378,364

Total liabilities and stockholders’ equity	$3,055,539	$2,882,520

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Interest and Dividend Income:
Interest and fees on loans	$111,992	$108,982	$117,671
Taxable interest on investment securities	8,434	8,418	9,768
Tax-exempt interest on investment securities	283	394	216
Interest on term federal funds sold	—	706	276
Interest on federal funds sold	6	60	27
Interest on interest-bearing deposits in other banks	209	422	315
Dividends on federal reserve bank stock	754	609	458
Dividends on federal home loan bank stock	650	209	76

Total interest and dividend income	122,328	119,800	128,807

Interest Expense:
Interest on deposits	12,678	15,877	23,958
Interest on federal home loan bank advances	151	165	662
Interest on junior subordinated debentures	678	2,703	2,915
Interest on other borrowings	—	—	95

Total interest expense	13,507	18,745	27,630

Net interest income before provision for credit losses	108,821	101,055	101,177
Provision for credit losses	—	6,000	12,100

Net interest income after provision for credit losses	108,821	95,055	89,077

Non-Interest Income:
Service charges on deposit accounts	11,307	12,146	12,826
Insurance commissions	5,247	4,857	4,500
Remittance fees	2,036	1,976	1,925
Trade finance fees	1,064	1,140	1,305
Other service charges and fees	1,375	1,499	1,447
Bank-owned life insurance income	1,171	1,110	939
Gain on sales of SBA loans guaranteed portion	8,000	9,923	4,543
Net loss on sales of other loans	(557)	(9,481)	(6,020)
Net gain on sales of investment securities	1,039	1,396	1,635
Other-than-temporary impairment loss on investment securities	—	(292)	—
Other operating income	735	538	751

Total non-interest income	31,417	24,812	23,851

Non-Interest Expense:
Salaries and employee benefits	38,628	36,931	35,465
Occupancy and equipment	10,309	10,424	10,353
Deposit insurance premiums and regulatory assessments	1,435	4,431	6,630
Data processing	4,627	4,941	5,601
Other real estate owned expense	(59)	344	1,620
Professional fees	7,403	4,694	4,187
Directors and officers liability insurance	879	1,186	2,940
Supplies and communications	2,287	2,370	2,323
Advertising and promotion	4,081	3,876	2,993
Loan-related expense	396	527	827
Amortization of other intangible assets	164	198	700
Expense related to unconsummated capital offerings	—	—	2,220
Other operating expenses	8,097	6,939	8,189

Total non-interest expense	78,247	76,861	84,048

Income before provision (benefit) for income taxes	61,991	43,006	28,880
Provision (benefit) for income taxes	22,085	(47,368)	733

Net income	$39,906	$90,374	$28,147

Earnings per share:
Basic	$1.26	$2.87	$1.38
Diluted	$1.26	$2.87	$1.38
Weighted-average shares outstanding:
Basic	31,598,913	31,475,510	20,403,549
Diluted	31,696,520	31,515,582	20,422,984

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$39,906	$90,374	$28,147
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities
Unrealized holding (loss) gain arising during period	(24,496)	2,369	8,123
Unrealized holding gain arising from the reclassification of held-to-maturity securities to available-for-sale securities	—	1,968	—
Less: reclassification adjustment for (gain) loss included in net income	(1,039)	(1,104)	(1,635)
Unrealized gain on interest rate swap	—	9	2
Unrealized gain (loss) on interest-only strip of servicing assets	—	(4)	(2)
Income tax benefit (expense) related to items of other comprehensive income	10,737	(1,344)	—

Other comprehensive (loss) income	(14,798)	1,894	6,488

Comprehensive Income	$25,108	$92,268	$34,635

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’Equity
	Gross Shares Issued and Outstanding	Treasury Shares	Net Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2011	19,478,862	(579,063)	18,899,799	$156	$472,116	$(2,964)	$(226,040)	$(70,012)	$173,256
Shares issued, net of offering and underwriting costs	12,578,233	—	12,578,233	101	77,008	—	—	—	77,109
Treasury shares issued related to reverse stock split	—	1,169	1,169	—	(154)	—	—	154	—
Share-based compensation expense	—	—	—	—	608	—	—	—	608
Restricted stock awards	10,000	—	10,000	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	28,147	—	28,147
Change in unrealized gain on securities Available-for-sale and interest-only strips, net of income taxes	—	—	—	—	—	6,488	—	—	6,488

Total comprehensive income									34,635

Balance at December 31, 2011	32,067,095	(577,894)	31,489,201	$257	$549,578	$3,524	$(197,893)	$(69,858)	$285,608

Share-based compensation expense	—	—	—	—	478	—	—	—	478
Exercises of stock options	1,250	—	1,250	—	10	—	—	—	10
Exercises of stock warrants	8,089	—	8,089	—	—	—	—	—	—
Restricted stock cancellation	(2,000)	—	(2,000)	—	—	—	—	—	—
Comprehensive income:			—
Net income	—	—	—	—	—	—	90,374	—	90,374
Change in unrealized gain on securities Available-for-sale and interest-only strips, net of income taxes	—	—	—	—	—	1,894	—	—	1,894

Total comprehensive income									92,268

Balance at December 31, 2012	32,074,434	(577,894)	31,496,540	$257	$550,066	$5,418	$(107,519)	$(69,858)	$378,364

Share-based compensation expense	—	—	—	—	705	—	—	—	705
Exercises of stock options	46,113	—	46,113	—	205	—	—	—	205
Exercises of stock warrants	106,315	—	106,315	—	1,294	—	—	—	1,294
Restricted stock awards	116,332	—	116,332	—	—	—	—	—	—
Restricted stock cancellation	(3,750)	—	(3,750)	—	—	—	—	—	—
Cash dividend	—	—	—	—	—	—	(4,439)	—	(4,439)
Comprehensive income:
Net income	—	—	—	—	—	—	39,906	—	39,906
Change in unrealized loss on securities Available-for-sale and interest-only strips, net of income taxes	—	—	—	—	—	(14,798)	—	—	(14,798)

Total comprehensive income									25,108

Balance at December 31, 2013	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(72,052)	$(69,858)	$401,237

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$39,906	$90,374	$28,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,960	2,123	2,163
Amortization of premiums and accretion of discounts on investment securities, net	2,443	3,470	3,222
Amortization of other intangible assets	164	198	700
Amortization of servicing assets	1,463	1,067	730
Share-based compensation expense	705	478	608
Provision for credit losses	—	6,000	12,100
Other-than-temporary loss on investment securities	—	292	—
Gain on sales of investment securities	(1,039)	(1,396)	(1,635)
Loss on investment in affordable housing partnership	639	620	846
Gain on bank-owned life insurance settlement	—	(163)	—
Gain on sales of loans	(7,443)	(4,188)	(1,426)
(Gain) loss on sales of other real estate owned	(71)	(10)	671
(Gain) loss on sale of premises and equipment	(13)	5	—
Valuation adjustment on other real estate owned	10	301	488
Valuation adjustment for loans held for sale	—	3,746	2,903
Origination of loans held for sale	(83,027)	(116,829)	(60,238)
Proceeds from sales of SBA loans guaranteed portion	105,006	126,777	63,950
Change in restricted cash	5,350	(3,532)	(1,818)
Change in accrued interest receivable	526	248	219
Change in servicing assets	—	(2,889)	(1,560)
Change in deferred tax assets	9,650	(52,342)	—
Change in current tax assets	(2,739)	43	115
Change in cash surrender value of bank-owned life insurance	(1,171)	(947)	(939)
Change in prepaid expenses	669	(486)	(167)
Change in other assets	(6,319)	183	2,118
Change in accrued interest payable	(8,409)	(4,257)	66
Change in stock warrants payable	83	23	(717)
Change in other liabilities	2,375	1,029	(1,301)

Net cash provided by operating activities	60,718	49,938	49,245

Cash flows from investing activities:
Proceeds from matured term federal funds	—	270,000	—
Proceeds from redemption of federal home loan bank and federal reserve bank stock	5,743	5,054	4,428
Proceeds from matured or called securities available-for-sale	65,574	150,113	249,282
Proceeds from sales of securities available-for-sale	78,473	102,538	155,468
Proceeds from matured or called securities held to maturity	—	6,704	135
Proceeds from sales of other real estate owned	784	749	6,453
Proceeds from sales of loans held for sale	5,380	97,915	107,782
Proceeds from insurance settlement on bank-owned life insurance	526	345	—
Change in loans receivable	(207,999)	(157,514)	120,686
Purchases of term federal fund	—	(155,000)	(115,000)
Purchases of securities available-for-sale	(250,852)	(267,949)	(368,442)
Purchases of securities held to maturity	—	—	(59,179)
Purchases of premises and equipment	(1,018)	(675)	(1,167)
Purchases of loans receivable	—	(82,885)	—
Purchases of federal reserve bank stock	(977)	(3,664)	(1,109)

Net cash (used in) provided by investing activities	(304,366)	(34,269)	99,337

Cash flows from financing activities:
Change in deposits	116,362	51,053	(121,811)
Repayment of long-term federal home loan bank advances	(389)	(368)	(347)
Redemption of junior subordinated debentures	(82,406)	—	—
Proceeds from issuance of common stock in offering	—	—	77,109
Proceeds from exercise of stock options	525	10	—
Proceeds from exercise of stock warrants	305	—	—
Cash dividend paid	(4,439)	—	—
Net change in short-term federal home loan bank advances and other borrowings	125,000	—	(151,570)

Net cash provided by (used in) financing activities	154,958	50,695	(196,619)

Net (decrease) increase in cash and cash equivalents	(88,690)	66,364	(48,037)
Cash and cash equivalents at beginning of year	268,047	201,683	249,720

Cash and cash equivalents at end of period	$179,357	$268,047	$201,683

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$21,916	$23,002	$27,696
Income taxes paid	$15,110	$4,912	$3
Non-cash activities:
Transfer of loans receivable to other real estate owned	$1,612	$3,071	$4,213
Transfer of loans receivable to loans held for sale	$8,010	$95,611	$110,290
Transfer of loans held for sale to loans receivable	$2,534	$1,779	$—
Loans provided in the sale of loans held for sale	$—	$—	$5,750
Loans provided in the sale of other real estate owned	$—	$—	$510
Reclassification of held-to-maturity securities to available-for-sale securities	$—	$52,674	$—
Conversion of stock warrants into common stock	$987	$—	$—
Issuance of treasury stocks in connection with reverse stock split	$—	$—	$154
Income tax benefit related to items of other comprehensive loss	$10,737	$—	$—
Change in unrealized loss in accumulated other comprehensive income	$24,496	$—	$—

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Note 1 — Summary of Significant Accounting Policies

Summary of Operations

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we,” “us” or “our”) was formed as a holding company of Hanmi Bank (the “Bank”) and registered with the Securities and Exchange Commission under the Act on March 17, 2001. Subsequent to its formation, each of the Bank’s shares was exchanged for one share of Hanmi Financial with an equal value. Our primary operations are related to traditional banking activities, including the acceptance of deposits and the lending and investing of money through operation of the Bank.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other ethnic communities in Los Angeles County, Orange County, San Bernardino County, San Diego County, the San Francisco Bay area, and the Silicon Valley area in Santa Clara County. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the FDIC. As of December 31, 2013, the Bank maintained a network of 27 full-service branch offices in California and two loan production offices in Washington and Texas.

Our other subsidiaries, Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”), were acquired in January 2007. Founded in 1989, Chun-Ha and All World are insurance agencies that offer a complete line of insurance products, including life, commercial, automobile, health, and property and casualty.

Basis of Presentation

The accounting and reporting policies of Hanmi Financial and subsidiaries conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks, overnight federal funds sold and Treasury bills, all of which have original or purchased maturities of less than 90 days.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Restricted Cash

Effective June 30, 2011, the Bank was required to enter into a reserve account agreement with the SBA to sell loans into the secondary market. Under the agreement, the Bank was required to maintain a reserve account at a well-capitalized FDIC insured depository financial institution for the amount equal to the percentage of the guaranteed portion sold into the secondary market. The reserve account was terminated on February 4, 2013.

Securities

Securities are classified into three categories and accounted for as follows:

(i)	Securities that we have the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;

(ii)	Securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in earnings; and

(iii)	Securities not classified as held to maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders’ equity as accumulated other comprehensive income, net of income taxes.

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

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

Allowance for Loan Losses

Management believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. Our lending is concentrated in commercial, consumer, construction and real estate loans in greater Los Angeles County and Orange County.

Provisions to allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is determined through analysis involving quantitative calculations based on historic loss rates for general reserves and individual impairment calculations for specific allocations to impaired loans as well as qualitative adjustments.

In the first quarter of 2010, the look-back period was reduced from twelve quarters to eight quarters, with 60 percent weighting given to the most recent four quarters and 40 percent to the oldest four quarters, to place greater emphasis on losses taken by the Bank during the economic downturn. In the second quarter of 2013, management reevaluated the look-back period and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50 percent for the most recent four quarters, 33 percent for the next four quarters, and 17 percent for the oldest four quarters. Homogenous loans are collectively evaluated for loss potential. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter.

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

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

The Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and, as an integral part of the quarterly credit review process, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Business Oversight (“DBO”) and/or the Board of Governors of the Federal Reserve System (“Federal Reserve”) require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

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

For a real estate loan, including commercial term loans secured by collateral, any impaired portion is considered as loss if the loan is more than 90 days past due. In a case where the fair value of collateral is less than the loan balance and the borrower has no other assets or income to support repayment, the amount of the deficiency is considered loss and charged off.

For a commercial and industrial loan other than those secured by real estate, if the borrower is in the process of a bankruptcy filing in which the Bank is an unsecured creditor or deemed virtually unsecured by lack of collateral equity or lien position and the borrower has no realizable equity in assets and prospects for recovery are negligible, the loan is considered loss and charged off. Additionally, a commercial and industrial unsecured loan that is more than 120 days past due is considered loss and charged off.

An unsecured consumer loan where a borrower files for bankruptcy, the loan is considered loss within 60 days of receipt of notification of filing from the bankruptcy court. Other consumer loans are considered loss if they are more than 90 days past due. Other events, such as bankruptcy, fraud, or death result in charge offs being recorded in an earlier period.

Impaired Loans

Loans are identified and classified as impaired when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The Bank will consider the following loans as impaired: non-accrual loans or loans where principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; loans classified as troubled debt restructuring loans; or any loan classified as Substandard that the amount is over 5 percent of the Bank’s Tier 1 Capital.

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

December 31, 2013, 2012 and 2011 (Continued)

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

The amount of interest income recognized on impaired loans using a cash basis method is disclosed in Note 3 – Loans.

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

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” This requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Other Real Estate Owned

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, valuation impairment is recorded through expense. Operating costs after acquisition are expensed.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

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

Other Intangible Assets

Other intangible assets consist of acquired intangible assets arising from acquisitions, including trade names, carrier relationships and client/insured relationships. The acquired intangible assets were initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives.

As required by FASB ASC 350, other intangible assets are assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and is required to own common stock in the FHLB based upon the Bank’s balance of outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends received are reported as dividend income.

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

December 31, 2013, 2012 and 2011 (Continued)

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

Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings.

Treasury Stock

We use the cost method of accounting for treasury stock. The cost method requires us to record the reacquisition cost of treasury stock as a deduction from stockholders’ equity on the Consolidated Balance Sheets.

Recently Issued Accounting Standards

FASB ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40)” was issued to define a term in substance a repossession or foreclosure and physical possession in accounting literature and when a creditor should derecognize the loan receivable and recognize the real estate property. The amendments in this update are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendment is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of FASB ASU 2014-04 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)” was issued to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendment is effective for public business entities for annual periods and interim presorting periods within those annual periods, beginning after December 15, 2014. The adoption of FASB ASU 2014-01 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)” was issued to improve the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The pronouncement is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Note 2 — Investment Securities

The following is a summary of investment securities available for sale as of December 31, 2013 and 2012:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
December 31, 2013
Mortgage-backed securities (1)	$222,768	$317	$6,026	$217,059
Collateralized mortgage obligations (1)	130,636	274	3,217	127,693
U.S. government agency securities	90,852	—	7,316	83,536
Municipal bonds-tax exempt	13,857	110	30	13,937
Municipal bonds-taxable	33,361	73	1,080	32,354
Corporate bonds	21,013	8	186	20,835
U.S. treaury bills	19,998	—	1	19,997
SBA loan pool securities	13,598	—	969	12,629
Other securities	3,030	—	144	2,886

Total securities available for sale	$549,113	$782	$18,969	$530,926

December 31, 2012
Mortgage-backed securities (1)	$157,185	$3,327	$186	$160,326
Collateralized mortgage obligations (1)	98,821	1,775	109	100,487
U.S. government agency securities	92,990	222	94	93,118
Municipal bonds-tax exempt	12,209	603	—	12,812
Municipal bonds-taxable	44,248	2,029	135	46,142
Corporate bonds	20,470	176	246	20,400
SBA loan pool securities	14,104	4	82	14,026
Other securities	3,331	73	47	3,357
Equity securities	354	78	40	392

Total securities available for sale	$443,712	$8,287	$939	$451,060

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

The amortized cost and estimated fair value of investment securities as of December 31, 2013, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2063, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Within one year	$19,998	$19,996
Over one year through five years	31,560	31,306
Over five years through ten years	101,992	95,869
Over ten years	42,159	39,003
Mortgage-backed securities	222,768	217,059
Collateralized mortgage obligations	130,636	127,693

Total	$549,113	$530,926

FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the year ended December 31, 2013.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2013 and 2012:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In thousands, except number of securities)
December 31, 2013
Mortgage-backed securities	$3,437	$170,324	51	$2,589	$30,947	12	$6,026	$201,271	63
Collateralized mortgage obligations	2,353	87,026	27	864	14,657	7	3,217	101,683	34
U.S. government agency securities	3,942	50,932	19	3,374	32,606	12	7,316	83,538	31
Municipal bonds-tax exempt	30	8,562	5	—	—	—	30	8,562	5
Municipal bonds-taxable	787	22,817	16	293	3,813	4	1,080	26,630	20
Corporate bonds	9	5,024	1	177	11,803	3	186	16,827	4
U.S. Treasury bills	1	19,996	2	—	—	—	1	19,996	2
SBA loan pool securities	—	—	—	969	12,629	4	969	12,629	4
Other securities	48	1,957	3	96	929	3	144	2,886	6

Total	$10,607	$366,638	124	$8,362	$107,384	45	$18,969	$474,022	169

December 31, 2012
Mortgage-backed securities	$186	$28,354	10	$—	$—	—	$186	$28,354	10
Collateralized mortgage obligations	109	14,344	5	—	—	—	109	14,344	5
U.S. government agency securities	94	26,894	9	—	—	—	94	26,894	9
Municipal bonds-taxable	126	4,587	4	9	1,964	3	135	6,551	7
Corporate bonds	—	—	—	246	10,738	3	246	10,738	3
SBA loan pool securities	82	11,004	3	—	—	—	82	11,004	3
Other securities	1	12	1	46	953	1	47	965	2
Equity securities	40	96	1	—	—	—	40	96	1

Total	$638	$85,291	33	$301	$13,655	7	$939	$98,946	40

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2013 and December 31, 2012 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2013 and 2012 were not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2013 and 2012 were warranted.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and the tax expense on sales of investment securities were as follows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Gross realized gains on sales of investment securities	$1,602	$1,447	$2,674
Gross realized losses on sales of investment securities	(563)	(50)	(1,039)

Net realized gains on sales of investment securities	$1,039	$1,397	$1,635

Proceeds from sales of investment securities	$78,473	$102,538	$155,468
Tax expense on sales of investment securities	$437	$587	$687

For the year ended December 31, 2013, there was a $1.0 million net gain in earnings resulting from the redemption and sale of investment securities that had previously been recognized as net unrealized gains of $3.3 million in comprehensive income. For the year ended December 31, 2012, there was a $1.4 million net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized gains of $1.7 million in comprehensive income.

Investment securities available for sale with carrying values of $47.6 million and $18.2 million as of December 31, 2013 and 2012, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	As of December 31,
	2013	2012
	(In thousands)
Real estate loans:
Commercial property	$933,398	$787,094
Residential property	79,078	101,778

Total real estate loans	1,012,476	888,872
Commercial and industrial loans:
Commercial term (1)	929,648	884,364
Commercial lines of credit (2)	71,577	56,121
SBA loans (3)	151,530	148,306
International loans	36,353	34,221

Total commercial and industrial loans	1,189,108	1,123,012
Consumer loans	32,505	36,676

Total gross loans	2,234,089	2,048,560
Allowance for loans losses	(57,555)	(63,305)
Deferred loan fees	964	796

Loans receivable, net	$2,177,498	$1,986,051

(1)	Includes owner-occupied property loans of $822.0 million and $774.2 million as of December 31, 2013 and 2012, respectively.
(2)	Includes owner-occupied property loans of $535,000 and $1.4 million as of December 31, 2013 and 2012, respectively.
(3)	Includes owner-occupied property loans of $144.5 million and $128.4 million as of December 31, 2013 and 2012, respectively.

Accrued interest on loans receivable was $5.4 million both at December 31, 2013 and 2012. At December 31, 2013 and 2012, loans receivable totaling $568.7 million and $524.0 million, respectively, were pledged to secure advances from the FHLB and the FRB’s federal discount window.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the years ended December 31, 2013 and 2012:

	Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2013
Balance at beginning of period	$—	$8,306	$—	$8,306
Origination of loans held for sale	—	83,027	—	83,027
Reclassification from loans receivable to loans held for sale	780	7,230	—	8,010
Reclassification from Loans held for sale to loans receivable	(774)	(1,760)	—	(2,534)
Sales of loans held for sale	—	(96,754)	—	(96,754)
Principal payoffs and amortization	(6)	(49)	—	(55)

Balance at end of period	$—	$—	$—	$—

December 31, 2012
Balance at beginning of period	$11,068	$11,519	$—	$22,587
Origination of loans held for sale	—	116,829	—	116,829
Reclassification from loans receivable to loans held for sale	46,960	48,651	—	95,611
Reclassification from loans held for sale to other real estate owned	(360)	—	—	(360)
Reclassification from loans held for sale to loans receivable	(1,647)	(132)	—	(1,779)
Sales of loans held for sale	(54,669)	(165,563)	—	(220,232)
Principal payoffs and amortization	(228)	(376)	—	(604)
Valuation adjustments	(1,124)	(2,622)	—	(3,746)

Balance at end of period	$—	$8,306	$—	$8,306

For the year ended December 31, 2013, loans receivable of $8.0 million were reclassified as loans held for sale, and loans held for sale of $96.8 million were sold. For the year ended December 31, 2012, loans receivable of $95.6 million were reclassified as loans held for sale, and loans held for sale of $220.2 million were sold.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$63,305	$89,936	$146,059
Actual charge-offs	(11,862)	(38,227)	(78,652)
Recoveries on loans previously charged off	5,536	4,439	9,993

Net loan charge-offs	(6,326)	(33,788)	(68,659)
Provision charged to operating expense	576	7,157	12,536

Balance at end of period	$57,555	$63,305	$89,936

Allowance for off-balance sheet items:
Balance at beginning of period	$1,824	$2,981	$3,417
Provision charged to operating expense	(576)	(1,157)	(436)

Balance at end of period	$1,248	$1,824	$2,981

The allowance for off-balance sheet items and provisions is maintained at a level believed to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2013 and 2012, the allowance for off-balance sheet items amounted to $1.2 million and $1.8 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the provision for credit losses.

The following table details the information on the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2013
Allowance for loan losses:
Beginning balance	$18,180	$41,928	$2,280	$917	$63,305
Charge-offs	(359)	(11,236)	(267)	—	(11,862)
Recoveries on loans previously charged off	1,784	3,583	169	—	5,536
Provision	(1,044)	2,001	(755)	374	576

Ending balance	$18,561	$36,276	$1,427	$1,291	$57,555

Ending balance: individually evaluated for impairment	$204	$5,980	$284	$—	$6,468

Ending balance: collectively evaluated for impairment	$18,357	$30,296	$1,143	$1,291	$51,087

Loans receivable:
Ending balance	$1,012,476	$1,189,108	$32,505	$—	$2,234,089

Ending balance: individually evaluated for impairment	$8,817	$42,680	$1,569	$—	$53,066

Ending balance: collectively evaluated for impairment	$1,003,659	$1,146,428	$30,936	$—	$2,181,023

December 31, 2012
Allowance for loan losses:
Beginning balance	$19,637	$66,005	$2,243	$2,051	$89,936
Charge-offs	(11,382)	(25,897)	(948)	—	(38,227)
Recoveries on loans previously charged off	583	3,758	98	—	4,439
Provision	9,342	(1,938)	887	(1,134)	7,157

Ending balance	$18,180	$41,928	$2,280	$917	$63,305

Ending balance: individually evaluated for impairment	$161	$5,456	$615	$—	$6,232

Ending balance: collectively evaluated for impairment	$18,019	$36,472	$1,665	$917	$57,073

Loans receivable:					—
Ending balance	$888,872	$1,123,012	$36,676	$—	$2,048,560

Ending balance: individually evaluated for impairment	$8,819	$44,273	$1,652	$—	$54,744

Ending balance: collectively evaluated for impairment	$880,053	$1,078,739	$35,024	$—	$1,993,816

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from (0) to (8)) for each and every loan in our loan portfolio. A third-party loan review is required on an annual basis. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

As of December 31, 2013 and 2012, pass (grade 0-4), criticized (grade 5) and classified (grade 6-7) loans, disaggregated by loan class, were as follows:

	Pass (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In thousands)
December 31, 2013
Real estate loans:
Commercial property
Retail	$473,435	$5,308	$4,264	$483,007
Land	4,419	981	157	5,557
Other	427,355	4,363	13,116	444,834
Residential property	77,422	—	1,656	79,078
Commercial and industrial loans:
Commercial term
Unsecured	94,306	1,699	11,608	107,613
Secured by real estate	777,114	7,818	37,103	822,035
Commercial lines of credit	70,358	—	1,219	71,577
SBA loans	140,162	571	10,797	151,530
International loans	35,777	576	—	36,353
Consumer loans	30,044	163	2,298	32,505

Total gross loans	$2,130,392	$21,479	$82,218	$2,234,089

December 31, 2012
Real estate loans:
Commercial property
Retail	$386,650	$3,971	$2,324	$392,945
Land	5,491	—	8,516	14,007
Other	366,518	12,132	1,492	380,142
Residential property	99,250	—	2,528	101,778
Commercial and industrial loans:
Commercial term
Unsecured	87,370	663	22,139	110,172
Secured by real estate	710,723	13,038	50,431	774,192
Commercial lines of credit	53,391	863	1,867	56,121
SBA loans	136,058	1,119	11,129	148,306
International loans	34,221	—	—	34,221
Consumer loans	33,707	201	2,768	36,676

Total gross loans	$1,913,379	$31,987	$103,194	$2,048,560

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The following is an aging analysis of past due loans, disaggregated by loan class, as of December 31, 2013 and 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In thousands)
December 31, 2013
Real estate loans:
Commercial property
Retail	$—	$404	$2,196	$2,600	$480,407	$483,007	$—
Land	—	—	—	—	5,557	5,557	—
Other	411	—	—	411	444,423	444,834	—
Residential property	—	122	279	401	78,677	79,078	—
Commercial and industrial loans:
Commercial term
Unsecured	224	386	1,159	1,770	105,843	107,613	—
Secured by real estate	802	952	1,012	2,766	819,269	822,035	—
Commercial lines of credit	—	150	250	400	71,177	71,577	—
SBA loans	1,859	2,016	3,622	7,496	144,034	151,530	—
International loans	—	—	—	—	36,353	36,353	—
Consumer loans	311	42	77	430	32,075	32,505	—

Total gross loans	$3,607	$4,072	$8,595	$16,274	$2,217,815	$2,234,089	$—

December 31, 2012
Real estate loans:
Commercial property
Retail	$—	$111	$—	$111	$392,834	$392,945	$—
Land	—	—	335	335	13,672	14,007	—
Other	—	—	—	—	380,142	380,142	—
Residential property	—	588	311	899	100,879	101,778	—
Commercial and industrial loans:
Commercial term
Unsecured	918	1,103	1,279	3,300	106,872	110,172	—
Secured by real estate	1,949	—	926	2,875	771,317	774,192	—
Commercial lines of credit	—	188	416	604	55,517	56,121	—
SBA loans	3,759	1,039	2,800	7,598	140,708	148,306	—
International loans	—	—	—	—	34,221	34,221	—
Consumer loans	61	146	538	745	35,931	36,676	—

Total gross loans	$6,687	$3,175	$6,605	$16,467	$2,032,093	$2,048,560	$—

Impaired Loans

Loans are considered impaired when non-accrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; or they are classified as TDR loans to offer terms not typically granted by the Bank; or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

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

December 31, 2013, 2012 and 2011 (Continued)

The following table provides information on impaired loans, disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
December 31, 2013
Real estate loans:
Commercial property
Retail	$4,402	$4,491	$2,400	$2,002	$199	$2,819	$93
Land	—	—	—	—	—	837	80
Other	1,737	1,754	1,219	518	5	991	44
Residential property	2,678	2,773	2,678	—	—	2,941	117
Commercial and industrial loans:
Commercial term
Unsecured	11,612	11,827	2,166	9,446	2,581	12,048	732
Secured by real estate	21,093	22,429	19,346	1,746	493	18,313	1,322
Commercial lines of credit	614	686	173	441	252	1,008	54
SBA loans	8,274	9,845	4,380	3,894	2,576	6,495	1,195
International loans	1,087	1,087	286	801	78	1,284	—
Consumer loans	1,569	1,671	644	925	284	1,612	71

Total	$53,066	$56,563	$33,292	$19,773	$6,468	$48,348	$3,708

December 31, 2012
Real estate loans:
Commercial property
Retail	$2,930	$3,024	$2,930	$—	$—	$2,357	$136
Land	2,097	2,307	2,097	—	—	2,140	179
Other	527	527	—	527	67	835	43
Construction	—	—	—	—	—	6,012	207
Residential property	3,265	3,308	1,866	1,399	94	3,268	164
Commercial and industrial loans:
Commercial term
Unsecured	14,532	15,515	6,826	7,706	2,144	14,160	821
Secured by real estate	22,050	23,221	9,520	12,530	2,319	21,894	1,723
Commercial lines of credit	1,521	1,704	848	673	230	1,688	64
SBA loans	6,170	10,244	4,294	1,876	762	7,173	1,131
Consumer loans	1,652	1,711	449	1,203	615	1,205	73

Total	$54,744	$61,561	$28,830	$25,914	$6,231	$60,732	$4,541

December 31, 2011
Real estate loans:
Commercial property
Retail	$1,260	$1,260	$1,100	$160	$126	$105	$—
Land	3,178	3,210	—	3,178	360	16,910	78
Other	14,773	14,823	1,131	13,642	3,004	14,850	907
Construction	14,120	14,120	14,120	—	—	14,353	1,077
Residential property	5,368	5,408	3,208	2,160	128	5,399	279
Commercial and industrial loans:
Commercial term
Unsecured	16,035	16,559	244	15,791	10,793	15,685	1,043
Secured by real estate	53,159	54,156	14,990	38,169	7,062	51,977	3,652
Commercial lines of credit	1,431	1,554	715	716	716	1,590	82
SBA loans	11,619	12,971	9,445	2,174	1,167	12,658	1,186
Consumer loans	746	788	511	235	26	832	44

Total	$121,689	$124,849	$45,464	$76,225	$23,382	$134,359	$8,348

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$4,451	$5,887	$9,192
Less: Interest income recognized on impaired loans (1)	(3,708)	(4,541)	(8,348)

Interest foregone on impaired loans	$743	$1,346	$844

(1)	Includes interest recognized on accrual basis prior to classification as impaired.

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

The following table details non-accrual loans, disaggregated by loan class, as of the dates indicated:

	As of December 31,
	2013	2012
	(In thousands)
Real estate loans:
Commercial property
Retail	$2,946	$1,079
Land	—	2,097
Other	574	—
Construction	—	—
Residential property	1,365	1,270
Commercial and industrial loans:
Commercial term
Unsecured	3,144	8,311
Secured by real estate	6,773	8,679
Commercial lines of credit	423	1,521
SBA loans	9,155	12,563
Consumer loans	1,497	1,759

Total non-accrual loans	$25,877	$37,279

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The following table details non-performing assets as of the dates indicated:

	As of December 31,
	2013	2012
	(In thousands)
Non-accrual loans	$25,877	$37,279
Loans 90 days or more past due and still accruing	—	—

Total non-performing loans	25,877	37,279
Other real estate owned	756	774

Total non-performing assets	$26,633	$38,053

Loans on non-accrual status, excluding loans held for sale, totaled $25.9 million as of December 31, 2013, compared to $37.3 million as of December 31, 2012, representing a 30.6 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $16.3 million as of December 31, 2013, compared to $16.5 million as of December 31, 2012, representing a 1.2 percent decrease.

As of December 31, 2013, there were three OREOs located in Washington and California with a combined carrying value of $756,000 and a valuation adjustment of $56,000. As of December 31, 2012, there were two OREOs located in Illinois and Virginia with a combined carrying value of $774,000 and no valuation adjustment.

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The following table details troubled debt restructurings, disaggregated by concession type and by loan type, as of December 31, 2013, 2012 and 2011:

	Non-Accrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In thousands)
December 31, 2013
Real estate loans:
Commercial property
Retail	$—	$—	$—	$750	$750	$—	$—	$—	$—	$—
Other	—	—	—	—	—	518	—	—	645	1,163
Residential property	795	—	—	—	795	—	—	—	—	—
Commercial and industrial loans:
Commercial term
Unsecured	—	198	1,016	851	2,065	1,130	—	2,221	3,816	7,167
Secured by real estate	2,115	967	976	—	4,058	3,437	—	1,253	4,466	9,156
Commercial lines of credit	—	—	—	173	173	—	—	191	—	191
SBA loans	876	1,078	741	—	2,695	439	—	65	—	504
International loans	—	—	—	—	—	—	—	1,087	—	1,087
Consumer loans	—	—	—	—	—	—	—	149	—	149

Total	$3,786	$2,243	$2,733	$1,774	$10,536	$5,524	$—	$4,966	$8,927	$19,417

December 31, 2012
Real estate loans:
Commercial property
Retail	$—	$—	$—	$1,080	$1,080	$357	$—	$—	$175	$532
Other	—	—	—	—	—	527	—	—	—	527
Residential property	827	—	—	—	827	—	572	—	—	572
Commercial and industrial loans:
Commercial term
Unsecured	—	658	4,558	1,413	6,629	976	—	1,090	3,260	5,326
Secured by real estate	2,317	1,343	318	—	3,978	4,444	—	448	4,547	9,439
Commercial lines of credit	673	—	188	244	1,105	—		—	—	—
SBA loans	2,831	1,287	1,032	—	5,150	484	—	100	—	584

Total	$6,648	$3,288	$6,096	$2,737	$18,769	$6,788	$572	$1,638	$7,982	$16,980

December 31, 2011
Real estate loans:
Commercial property
Retail	$—	$—	$—	$1,260	$1,260	$—	$—	$—	$—	$—
Other	900	—	—	—	900	1,480	—	—	—	1,480
Residential property	—	—	138	—	138	2,167	572	—	—	2,739
Commercial and industrial loans:
Commercial term
Unsecured	1,480	669	4,650	682	7,481	185	—	7,069	1,584	8,838
Secured by real estate	1,202	1,523	2,403	3,243	8,371	2,005	—	8,628	2,699	13,332
SBA loans	2,758	1,524	794	—	5,076	1,354	468	—	—	1,822

Total	$6,340	$3,716	$7,985	$5,185	$23,226	$7,191	$1,040	$15,697	$4,283	$28,211

As of December 31, 2013, 2012 and 2011, total TDRs, excluding loans held for sale, were $30.0 million, $35.7 million and $51.4 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At December 31, 2013, 2012 and 2011, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $2.8 million, $3.6 million and $14.2 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The following table details troubled debt restructuring, disaggregated by loan class, for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
				(In thousands except number of loans)
Real estate loans:
Commercial property
Retail (1)	—	$—	$—	2	$562	$533	2	$1,260	$1,260
Other (2)	1	658	645	1	547	527	2	2,387	2,381
Residential property (3)	—	—	—	—	—	—	3	2,740	2,739
Commercial and industrial loans:
Commercial term
Unsecured (4)	19	4,060	3,528	37	6,024	5,277	50	15,410	14,797
Secured by real estate (5)	5	2,833	2,755	7	7,963	7,570	12	15,363	14,268
Commercial lines of credit (6)	2	220	191	1	202	188	—	—	—
SBA loans (7)	3	273	221	11	1,022	951	29	7,954	6,670
International loans (8)	2	1,584	1,087	—	—	—	—	—	—
Consumer loans (9)	1	149	149	—	—	—	—	—	—

Total	33	$9,777	$8,576	59	$16,320	$15,046	98	$45,114	$42,115

(1)	Includes modifications of $357,000 through a payment deferral and $175,000 through an extension of maturity for the year ended December 31, 2012, and modifications of $1.3 million through extensions of maturity for the year ended December 31, 2011.
(2)	Includes a modification of $645,000 through an extension of maturity for the year ended December 31, 2013, a modification of $527,000 through a payment deferral for the year ended December 31, 2012, and modifications of $2.4 million through payment deferrals for the year ended December 31, 2011.
(3)	Includes modifications of $2.7 million through payment deferrals for the year ended December 31, 2011.
(4)	Includes modifications of $380,000 through payment deferrals, $733,000 through reductions of principal or accrued interest and $2.4 million through extensions of maturity for the year ended December 31, 2013, modifications of $909,000 through payment deferrals, $723,000 through reductions of principal or accrued interest and $3.6 million through extensions of maturity for the year ended December 31, 2012, and modifications of $1.6 million through payment deferrals, $11.5 million through reductions of principal or accrued interest and $1.5 million through extension of maturity for the year ended December 31, 2011 .
(5)	Includes modifications of $1.4 million through payment deferrals and $1.4 million through reductions of principal or accrued interest for the year ended December 31, 2013, modifications of $5.4 million through payment deferrals, $318,000 through reductions of principal or accrued interest and $1.9 million through extensions of maturity for the year ended December 31, 2012, and modifications of $2.4 million through payment deferrals, $9.1 million through reduction of principal or accrued interest and $2.7 million through extensions of maturity for the year ended December 31, 2011.
(6)	Includes modifications of $191,000 through reductions of principal or accrued interest for the year ended December 31, 2013 and a modification of $188,000 through a reduction of principal or accrued interest for the year ended December 31, 2012.
(7)	Includes modifications of $97,000 through payment deferrals and $124,000 through reductions of principal or accrued interest for the year ended December 31, 2013, modifications of $504,000 through payment deferrals and $447,000 through reductions of principal or accrued interest for the year ended December 31, 2012, and modifications of $5.7 million through payment deferrals and $957,000 through reductions of principal or accrued interest for the year ended December 31, 2011.
(8)	Includes modifications of $1.1 million through reductions of principal or accrued interest for the year ended December 31, 2013.
(9)	Includes a modification of $149,000 through a reduction of principal or accrued interest for the year ended December 31, 2013.

During the year ended December 31, 2013, we restructured monthly payments on 33 loans, with a net carrying value of $8.6 million as of December 31, 2013, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for years ended December 31, 2013, 2012 and 2011, respectively:

	For the Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands except number of loans)
Commercial and industrial loans:
Commercial term
Unsecured	2	$123	8	$554	6	$2,368
Secured by real estate	—	—	—	—	—	—
Commercial lines of credit	—	—	1	188	—	—
SBA loans	2	215	3	165	8	1,450

Total	4	$338	12	$907	14	$3,818

Servicing Assets

The changes in servicing assets for the years ended December 31, 2013 and 2012 were as follows:

	As of December 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$5,542	$3,720
Additions	2,755	2,889
Amortization	(1,463)	(1,067)

Balance at end of period	$6,834	$5,542

At December 31, 2013 and 2012, we serviced loans sold to unaffiliated parties in the amounts of $350.0 million and $297.2 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

Note 4 — Premises and Equipment

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2013	2012
	(In thousands)
Land	$6,120	$6,120
Building and improvements	9,248	9,197
Furniture and equipment	15,654	15,039
Leasehold improvements	10,389	10,320
Software	862	862

	42,273	41,538
Accumulated depreciation and amortization	(28,052)	(26,388)

Total premises and equipment, net	$14,221	$15,150

Depreciation and amortization expense totaled $1.9 million, $2.1 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Note 5 — Other Intangible Assets

Other intangible assets were as follows for the periods indicated:

		December 31, 2013			December 31, 2012
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Other intangible assets:
Trade names	20 years	$970	$(338)	$632	$970	$(290)	$680
Client/insured relationships	10 years	770	(539)	231	770	(462)	308
Carrier relationships	15 years	580	(272)	308	580	(233)	347

Total other intangible assets		$2,320	$(1,149)	$1,171	$2,320	$(985)	$1,335

The weighted-average amortization period for other intangible assets is 15.4 years. The total amortization expense for other intangible assets was $164,000, $198,000 and $700,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated future amortization expense related to other intangible assets for each of the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2014	$164
2015	164
2016	164
2017	87
2018	87
Thereafter	505

Total	$1,171

As of December 31, 2013 and 2012, management is not aware of any circumstances that would indicate impairment of other intangible assets. There was no impairment charges related to other intangible asset recorded through earnings in 2013 or 2012.

Note 6 — Deposits

At December 31, 2013, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $100,000 or More	Other Time Deposits	Total
	(In thousands)
2014	$451,211	$459,424	$910,635
2015	51,355	28,446	79,801
2016	4,380	4,900	9,280
2017	—	3,889	3,889
2018 and thereafter	—	—	—

Total	$506,946	$496,659	$1,003,605

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Savings	$1,812	$2,152	$2,757
Money market checking and NOW accounts	2,912	3,085	3,461
Time deposits of $100,000 or more	4,094	7,290	13,855
Other time deposits	3,860	3,350	3,885

Total interest expense on deposits	$12,678	$15,877	$23,958

Accrued interest payable on deposits totaled $3.4 million and $3.5 million at December 31, 2013 and 2012, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2013 and 2012 were $1.1 million and $1.8 million, respectively.

Note 7 — FHLB Advances and Other Borrowings

FHLB advances and other borrowings consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
FHLB advances	$127,546	$2,935

Total FHLB advances	$127,546	$2,935

FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

Year of Maturity	Amount	Weighted- Average Interest Rate
	(In thousands)
2014	$127,546	0.16%

Total	$127,546	0.16%

The following is financial data pertaining to FHLB advances:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Weighted-average interest rate at end of year	0.16%	5.27%	5.27%
Weighted-average interest rate during the year	2.28%	5.27%	1.00%
Average balance of FHLB advances	$6,573	$3,354	$66,191
Maximum amount outstanding at any month-end	$127,546	$3,273	$153,622

We have pledged investment securities available for sale and loans receivable with carrying values of $11.2 million and $414.7 million, respectively, as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $343.3 million, of which $215.8 million remained available as of December 31, 2013. At December 31, 2013, we had $87.1 million available for use through the Fed Discount Window, as we pledged loans with a carrying value of $118.4 million, and there were no borrowings.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

At December 31, 2013, advances from the FHLB were $127.5 million, an increase of $124.6 million from the December 31, 2012 balance of $2.9 million. At December 31, 2013, the FHLB advances, primarily consisting of overnight borrowings, have remaining maturities of less than one year.

For the years ended December 31, 2013, 2012 and 2011 interest expense on FHLB advances were $151,000, $165,000 and $662,000, respectively, and the weighted-average interest rates were 2.28 percent, 5.27 percent and 1.00 percent, respectively.

Note 8 — Income Taxes

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,254	$1,281	$940
Gross increases for tax positions of prior years	—	14	515
Lapse of statute of limitations	—	(41)	(174)

Unrecognized tax benefits at end of year	$1,254	$1,254	$1,281

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.0 million as of December 31, 2013, 2012 and 2011.

For the year ended December 31, 2013, there was no addition in unrecognized tax benefit except increases in accrued interest. For the year ended December 31, 2012, unrecognized tax benefits decreased by $27,000 in connection with the tax position taken on expense related to prior business acquisition cost. For the year ended December 31, 2011, unrecognized tax benefits increased by $341,000 in connection with the tax position taken on expense related to non-qualified stock option and prior business acquisition costs.

In 2013, 2012 and 2011, the Company accrued interest of $45,000, $41,000 and $181,000 for uncertain tax benefits, respectively. As of December 31, 2013, 2012 and 2011, the total amounts of accrued interest related to uncertain tax positions, net of federal tax benefit, were $403,000, $360,000 and $319,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.

Unrecognized tax benefits primarily include state exposures from California Enterprise Zone interest deductions and income tax treatment for prior business acquisition costs, dividend income from FRB stock and expense related to non-qualified stock options. We believe that it is reasonably possible that certain remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2014 because of a lapse of the statute of limitations. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

As of December 31, 2013, the Company was subject to examination by various federal and state tax authorities for the years ended December 31, 2004 through 2012. As of December 31, 2013, the Company was subjected to audit or examination by Internal Revenue Service for the 2009 tax year and California FTB for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the result of the audits.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

A summary of the provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current expense:
Federal	$12,028	$4,993	$704
State	407	(19)	29

Total current expense	12,435	4,974	733

Deferred expense:
Federal	8,235	(25,836)	—
State	1,415	(26,506)	—

Total deferred expense	9,650	(52,342)	—

Provision (benefit) for income taxes	$22,085	$(47,368)	$733

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Deferred tax assets:
Credit loss provision	$27,607	$29,995	$42,712
Depreciation	1,180	1,253	1,240
Net operating loss carryforward	31,140	33,875	50,255
Unrealized loss on securities available for sale, interest-only strips	7,641	—	—
Tax credit	5,661	5,426	5,803
State taxes	—	—	91
Other	2,831	3,766	3,517

Total deferred tax assets	76,060	74,315	103,618

Deferred tax liabilities:
Mark to market	(10,112)	(5,562)	(14,820)
Purchase accounting	(3,083)	(3,217)	(3,119)
Unrealized gain on securities available for sale, interest-only strips	—	(3,096)	(1,752)
State taxes	(8,848)	(9,429)	—
Other	(2,250)	(2,013)	(1,658)

Total deferred tax liabilities	(24,293)	(23,317)	(21,349)

Valuation allowance	—	—	(82,269)

Net deferred tax assets	$51,767	$50,998	$—

As of December 31, 2013, the Company’s net deferred tax assets were primarily the result of net operating loss carryforwards, allowance for loan losses and unrealized loss on securities available for sale. For the year ended December 31, 2012, the Company recorded a net valuation allowance release of $62.6 million based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. A valuation allowance of $82.3 million was recorded against its gross deferred tax asset balance as of December 31, 2011.

As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2013, management determined that no valuation allowance for deferred tax assets is required, as management believes it is more likely than not that deferred tax assets will be realized

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

As of December 31, 2013, the Company had net operating loss carryforwards of $31.2 million and $186.3 million for federal and state income tax purposes, respectively, which are available to offset future taxable income, if any, through 2031.

Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal tax benefits	4.37%	0.03%	0.00%
Tax-exempt municipal securities	-0.16%	-0.32%	-0.26%
Tax credit—federal	-1.41%	-2.10%	-2.97%
Other	-2.17%	-2.16%	-0.80%
Valuation allowance	0.00%	140.59%	28.50%

Effective tax rate	35.63%	110.14%	2.47%

Note 9 — Stockholders’ Equity

Stock Warrants

As part of the agreement dated as of July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until its expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging—Contracts in Entity’s Own Stock,” which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility was based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption was based on the contract term of five years. The dividend yield of zero was based on the fact that we had no intention to pay cash dividends for the term at the grant date. The risk free rate of 2.07 percent used for the warrants was equal to the zero coupon rate in effect at the time of the grant.

Upon re-measuring the fair value of the stock warrants remaining, the fair value was $2,000 at December 31, 2013, compared to $906,000 at December 31, 2012. We used a weighted average expected stock volatility of 25.97 percent and a remaining contractual life of 1.6 years based on the contract terms. We also used a dividend yield of 1.29 percent and the risk free rate of 0.43 percent used for the warrants was equal to the zero coupon rate in effect at the end of the measurement period.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Note 10 — Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the year ended December 31, 2013 and 2012 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest Rate Swap	Unrealized Gains and Losses on Interest-Only Strip	Tax(Expense) Benefit	Total
	(In thousands)
For the year ended December 31 2013:
Balance at beginning of period	$7,348	$—	$16	$(1,946)	$5,418
Other comprehensive (loss) income before reclassification	(24,496)	—	—	10,737	(13,759)
Reclassification from accumulated other comprehensive income	(1,039)	—	—	—	(1,039)

Period change	(25,535)	—	—	10,737	(14,798)

Balance at end of period	$(18,187)	$—	$16	$8,791	$(9,380)

For the year ended December 31, 2012:
Balance at beginning of period	$4,115	$(9)	$20	$(602)	$3,524
Other comprehensive income (loss) before reclassification	4,337	9	(4)	(1,344)	2,998
Reclassification from accumulated other comprehensive income	(1,104)	—	—	—	(1,104)

Period change	3,233	9	(4)	(1,344)	1,894

Balance at end of period	$7,348	$—	$16	$(1,946)	$5,418

For the year ended December 31, 2013, there was a $1.0 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $1.0 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as an unrealized gain of $3.3 million in accumulated other comprehensive income.

For the years ended December 31, 2012, there was a $1.1 million reclassification from accumulated other comprehensive income to gains in earnings, which resulted from the redemption and sale of available-for-sale securities, and a $292,000 reclassification from other comprehensive loss to OTTI charge in earnings, which resulted from write-down of the value of investment securities to its fair value. The reclassification adjustments of a $1.4 million gain and a $292,000 loss out of accumulated other comprehensive income were included in net gain on sales of investment securities and impairment loss on investment securities, respectively, under non-interest income. The securities were previously recorded as an unrealized gain of $1.7 million in accumulated other comprehensive income.

Note 11 — Regulatory Matters

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The capital ratios of Hanmi Financial and the Bank as of December 31, 2013 and 2012 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2013
Total capital (to risk-weighted assets):
Hanmi Financial	$427,910	17.53%	$195,304	8.00%	N/A	N/A
Hanmi Bank	$410,505	16.84%	$194,974	8.00%	$243,717	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$397,044	16.26%	$97,652	4.00%	N/A	N/A
Hanmi Bank	$379,691	15.58%	$97,487	4.00%	$146,230	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$397,044	13.66%	$116,303	4.00%	N/A	N/A
Hanmi Bank	$379,691	13.09%	$116,043	4.00%	$145,054	5.00%
December 31, 2012
Total capital (to risk-weighted assets):
Hanmi Financial	$451,784	20.65%	$175,050	8.00%	N/A	N/A
Hanmi Bank	$433,570	19.85%	$174,734	8.00%	$218,418	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$423,937	19.37%	$87,525	4.00%	N/A	N/A
Hanmi Bank	$405,801	18.58%	$87,367	4.00%	$131,051	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$423,937	14.95%	$113,464	4.00%	N/A	N/A
Hanmi Bank	$405,801	14.33%	$113,278	4.00%	$141,597	5.00%

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Note 12 — Fair Value Measurements

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

As of December 31, 2013, we had a zero coupon tax credit municipal bond of $748,000, compared to $779,000 as of December 31, 2012. This bond was recorded at estimated fair value using a discounted cash flow method, and was measured on a recurring basis with Level 3 inputs. Key assumptions used in measuring the fair value of the tax credit bond as of December 31, 2013 were discount rate and cash flows. The discount rate was derived from the term structure of Bank Qualified (“BQ”) “A-” rated municipal bonds, as the tax credit bond’s guarantee had the similar credit strength. The contractual future cash flows were the tax credits to be received for a remaining life of 1.2 years. If the discount rate is adjusted down to the term structure of BQ “BBB-” rating municipal bonds, the tax credit bond’s value would decline by 0.61 percent. We do not anticipate a significant deterioration of the tax credit bond’s credit quality. Management reviews the discount rate on an ongoing basis based on current market rates.

SBA loans held for sale – SBA loans held for sale are carried at the lower of cost or fair value. As of December 31, 2013 and 2012, we had zero and $7.8 million of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2012, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-performing loans held for sale – We reclassify certain non-performing loans as held for sale when we decide to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of December 31, 2013 and 2012, we had zero and $484,000 of non-performing loans held for sale, respectively, which are measured on a nonrecurring basis with Level 2 inputs.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Stock warrants - The Company followed the guidance of FASB ASC Topic 815- 40, “Derivatives and Hedging—Contracts in Entity’s Own Stock,” which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing modeling and was measured on a recurring basis with Level 3 inputs.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2013. As of December 31, 2013 and 2012, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(In thousands)
December 31, 2013
Assets:
Debt securities available for sale:
Mortgage-backed securities	$—	$217,059	$—	$217,059
Collateralized mortgage obligations	—	127,693	—	127,693
U.S. government agency securities	83,536	—	—	83,536
Municipal bonds-tax exempt	—	13,189	748	13,937
Municipal bonds-taxable	—	32,354	—	32,354
Corporate bonds	—	20,835	—	20,835
SBA loan pools securities	—	12,629	—	12,629
U.S. treasury bills	19,997	—	—	19,997
Other securities	—	2,886	—	2,886

Total debt securities available for sale	103,533	426,645	748	530,926

Total securities available for sale	$103,533	$426,645	$748	$530,926

Liabilities:
Stock warrants	$—	$—	$2	$2

December 31, 2012
Assets:
Debt securities available for sale:
Mortgage-backed securities	$—	$160,326	$—	$160,326
Collateralized mortgage obligations	—	100,487	—	100,487
U.S. government agency securities	93,118	—	—	93,118
Municipal bonds-tax exempt	—	12,033	779	12,812
Municipal bonds-taxable	—	46,142	—	46,142
Corporate bonds	—	20,400	—	20,400
SBA loan pools securities	—	14,026	—	14,026
Other securities	—	3,357	—	3,357

Total debt securities available for sale	93,118	356,771	779	450,668

Equity securities available for sale:
Financial services industry	392	—	—	392

Total equity securities available for sale	392	—	—	392

Total securities available for sale	$93,510	$356,771	$779	$451,060

Liabilities:
Stock warrants	$—	$—	$906	$906

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

	Beginning Balance as of January 1, 2013	Purchases Issuances, and Settlement	Realized Gains or Losses In Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of December 31, 2013
	(In thousands)
Assets:
Municipal bonds-tax exempt (1)	$779	$—	$—	$(31)	$748
Liabilities:
Stock warrants (2)	$906	$(843)	$(61)	$—	$2

(1)	Reflects a zero coupon tax credit municipal bond. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $699,000 with a remaining life of 1.2 years at December 31, 2013.
(2)	Reflects warrants for our common stock issued in connection with services Cappello Capital Corp. provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. See “Note 9 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2013 and 2012, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During The Years Ended
	(In thousands)
December 31, 2013
Assets:
Non-performing loans held for sale	$—	$—	$—	$—
Impaired loans (1)	—	36,254	1,738	2,431
Other real estate owned (2)	—	756	—	10
December 31, 2012
Assets:
Non-performing loans held for sale (3)	$—	$484	$—	$3,747
Impaired loans (4)	—	27,844	8,888	580
Other real estate owned (5)	—	774	—	301

(1)	Includes real estate loans of $8.6 million, commercial and industrial loans of $28.1 million, and consumer loans of $1.3 million.
(2)	Includes properties from the foreclosure of a residential property loan of $756,000.
(3)	Includes a SBA loan of $484,000.
(4)	Includes real estate loans of $8.7 million, commercial and industrial loans of $27.0 million, and consumer loans of $1.0 million.
(5)	Includes properties from the foreclosure of real estate loans of $774,000.

FASB ASC 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured on a recurring basis or non-recurring basis are discussed above.

The estimated fair value of financial instruments has been determined by using available market information and appropriate

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

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

The estimated fair values of financial instruments were as follows:

	December 31, 2013		December 31, 2012
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$179,357	$179,357	$268,047	$268,047
Restricted cash	—	—	5,350	5,350
Investment securities available for sale	530,926	530,926	451,060	451,060
Loans receivable, net of allowance for loan losses	2,177,498	2,204,069	1,986,051	1,981,669
Loans held for sale	—	—	8,306	8,306
Accrued interest receivable	7,055	7,055	7,581	7,581
Investment in federal home loan bank stock	14,060	14,060	17,800	17,800
Investment in federal reserve bank stock	11,196	11,196	12,222	12,222
Financial liabilities:
Noninterest-bearing deposits	819,015	819,015	720,931	720,931
Interest-bearing deposits	1,693,310	1,693,739	1,675,032	1,680,211
Borrowings	127,546	127,249	85,341	85,414
Accrued interest payable	3,366	3,366	11,775	11,775
Off-balance sheet items:
Commitments to extend credit	246,161	190	182,746	146
Standby letters of credit	8,926	25	10,588	24

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

Loans receivable, net of allowance for loan losses – The fair value for loans receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product and payment types. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses relating to performing and nonperforming loans results in a fair valuation of such loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).

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

December 31, 2013, 2012 and 2011 (Continued)

Accrued interest receivable – The carrying amount of accrued interest receivable approximates its fair value (Level 1).

Investment in Federal Home Loan Bank and Federal Reserve Bank stock – The carrying amounts of investment in FHLB and FRB stock approximate fair value as such stock may be resold to the issuer at carrying value (Level 1).

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

Note 13 — Share-based Compensations

At December 31, 2013, we had three incentive plans, the Year 2000 Stock Option Plan (the “2000 Plan”), the 2007 Equity Compensation Plan (the “2007 Plan”) which replaced the 2000 Plan and the 2013 Equity Compensation Plan (the “2013 Plan” and with the 2000 Plan and 2007 Plan, the “Plans”) which replaced the 2007 Plan.

The 2013 Plan provides awards of any options, stock appreciation right, restricted stock award, restricted stock unit award, share granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award, together with any other right or interest to a participant under the plan. Plan participant includes executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. Although no future stock options may be granted under the 2007 Plan and 2000 Plan, certain employees, directors and officers of Hanmi Financial and its subsidiaries still hold options to purchase Hanmi Financial common stock under the 2013 Plan.

Under the 2013 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2013, 1,078,668 shares were still available for issuance under the 2013 Plan.

The table below shows the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Share-based compensation expense	$705	$478	$608
Related tax benefits	$32	$201	$256

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

As of December 31, 2013, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In thousands)
Stock option awards	$1,538	2.4 years
Restricted stock awards	1,666	2.7 years

Total unrecognized share-based compensation expense	$3,204	2.5 years

2013 and 2007 Equity Compensation Plans and 2000 Stock Option Plan

Stock Options

All stock options granted under the Plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant. Stock options granted under the Plans generally vest based on three to five years of continuous service and expire 10 years from the date of grant. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). New shares of common stock are issued or treasury shares are utilized upon the exercise of stock options.

The weighted-average estimated fair value per share of options granted under the Plans was as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted-average estimated fair value per share of options granted	$4.48	$5.40	$6.23

The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Weighted-average assumption
Dividend yield	1.61%	—	—
Expected volatility	43.67%	65.23%	103.76%
Expected term	3.0 years	3.0 years	3.2 years
Risk-free interest rate	0.79%	0.32%	1.04%

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Grant date fair value of options granted	$1,053	$1,197	$156
Fair value of options vested	$728	$911	$1,272
Total intrinsic value of options exercised (1)	$485	$6	$—
Cash received from options exercised	$525	$10	$—
Weighted-average estimated fair value per share of options granted	$4.48	$5.40	$6.23

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	342,950	$37.44	143,325	$81.27	133,361	$95.45
Options granted	305,000	$16.43	221,750	$12.54	25,000	$9.88
Options exercised	(46,113)	$11.37	(1,250)	$8.32	—	$—
Options forfeited	(36,566)	$12.50	(5,375)	$8.61	(425)	$64.89
Options expired	(18,676)	$81.20	(15,500)	$98.76	(14,611)	$39.09

Options outstanding at end of period	546,595	$28.09	342,950	$37.44	143,325	$81.27

Options exercisable at end of period	154,970	$59.77	159,762	$66.19	107,475	$104.25

The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Non-vested options outstanding at beginning of period	183,188	$12.37	35,850	$25.20	33,775	$17.68
Options granted	305,000	$16.43	221,750	$12.54	25,000	$9.88
Options vested	(59,997)	$12.14	(69,037)	$13.20	(22,500)	$56.54
Options forfeited	(36,566)	$12.50	(5,375)	$8.61	(425)	$64.89

Non-vested options outstanding at end of period	391,625	$15.56	183,188	$12.37	35,850	$25.20

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

As of December 31, 2013, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
			(In thousands except share and per share data)
$10.80 to $49.99	486,195	$3,384	$14.93	9.27 years	94,570	$904	$12.33	8.43 years
$50.00 to $99.99	—	—	—	—	—	—	—	—
$100.00 to $149.99	49,150	—	126.07	1.28 years	49,150	—	126.07	1.28 years
$150.00 to $173.04	11,250	—	168.86	2.81 years	11,250	—	168.86	2.81 years

	546,595	$3,384	$28.09	8.41 years	154,970	$904	$59.77	5.76 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $21.89 as of December 31, 2013, and the exercise price, multiplied by the number of options.

Restricted Stock Awards

Restricted stock awards under the Plans become fully vested after three to five years of continued employment from the date of grant. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock are treated as cancelled shares.

The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	10,500	$10.83	19,725	$11.66	18,200	$14.38
Restricted stock granted	116,332	$16.55	—	$—	10,000	$9.88
Restricted stock vested	(7,000)	$10.75	(7,225)	$13.78	(8,475)	$15.41
Restricted stock forfeited	(3,750)	$15.30	(2,000)	$8.32	—	$—

Restricted stock at end of period	116,082	$16.43	10,500	$10.83	19,725	$11.66

Note 14 — Earnings per Share

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
	(In thousands, except share and per share data)
Year ended December 31, 2013
Basic EPS	$39,906	31,598,913	$1.26
Effect of dilutive securities - options, warrants and unvested restricted stock	—	97,607	—

Diluted EPS	$39,906	31,696,520	$1.26

Year ended December 31, 2012
Basic EPS	$90,374	31,475,510	$2.87
Effect of dilutive securities - options, warrants and unvested restricted stock	—	40,072	—

Diluted EPS	$90,374	31,515,582	$2.87

Year ended December 31, 2011
Basic EPS	$28,147	20,403,549	$1.38
Effect of dilutive securities - options, warrants and unvested restricted stock	—	19,435	—

Diluted EPS	$28,147	20,422,984	$1.38

For the years ended December 31, 2013, 2012 and 2011, there were 60,400, 301,200 and 409,875 options, warrants and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Note 15 — Employee Benefits

401(k) Plan

We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $1.0 million for the years ended December 31, 2013, 2012 and 2011.

Bank-Owned Life Insurance

In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

Deferred Compensation Plan

Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (the “DCP”). The DCP is unfunded, and a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The liabilities for the deferred compensation plan and interest thereon were zero both as of December 31, 2013 and 2012.

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Note 16 — Commitments and Contingencies

We lease our premises under non-cancelable operating leases. At December 31, 2013, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Year Ending December 31,	Amount
2014	$5,347
2015	4,948
2016	4,152
2017	2,234
2018	1,211
Thereafter	2,034

Total	$19,926

For the years ended December 31, 2013, 2012 and 2011, rental expenses recorded under such leases amounted to $5.6 million, $5.5 million and $5.4 million, respectively.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2013	December 31, 2012
	(In thousands)
Commitments to extend credit	$246,161	$182,746
Standby letters of credit	8,926	10,588
Commercial letters of credit	4,179	6,092
Unused credit card lines	12,223	13,459

Total undisbursed loan commitments	$271,488	$212,885

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Note 18 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2014. Hanmi Financial redeemed $30.9 million of trust preferred securities (“TPS”) in March 2013, and fully paid the remaining $51.5 million of TPS in April 2013.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2013, the Bank had no brokered deposits, and had a FHLB advance of $127.5 million compared to $2.9 million as of December 31, 2012.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its total assets. As of December 31, 2013, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $343.3 million and $215.8 million, respectively, compared to $275.1 million and $272.2 million, respectively, as of December 31, 2012. The Bank’s FHLB borrowings as of December 31, 2013 and 2012 totaled $127.5 million and $2.9 million, respectively, which represented 4.17 percent and 0.10 percent of total assets as of December 31, 2013 and 2012, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $87.1 million from the Federal Reserve Discount Window (the “Fed Discount Window”), to which the Bank pledged loans with a carrying value of $118.4 million, and had no borrowings as of December 31, 2013. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to a maximum of $100.0 million.

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

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Note 20 — Condensed Financial Information of Parent Company

Balance Sheets

	Year Ended December 31,
	2013	2012
	(In thousands)
Assets
Cash	$13,657	$24,722
Securities available for sale	—	296
Investment in consolidated subsidiaries	386,270	442,380
Investment in trust preferred securities	—	2,475
Other assets	1,928	330

Total assets	$401,855	$470,203

Liabilities and Stockholders’ Equity
Liabilities:
Junior subordinated debentures	$—	$82,406
Other liabilities	618	9,433
Stockholders’ equity	401,237	378,364

Total liabilities and stockholders’ equity	$401,855	$470,203

Statement of Income

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Equity in earnings of subsidiaries	$42,986	$96,350	$35,654
Other expenses, net	(3,080)	(5,976)	(7,507)

Net income	$39,906	$90,374	$28,147

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Statement of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income	$39,906	$90,374	$28,147
Adjustments to reconcile net income to net cash used in operating activities:
(Income) losses from subsidiaries	(42,986)	(96,350)	(35,654)
Share-based compensation expense	705	478	608
Changes in fair value of stock warrants	82	23	(717)
Gain on sale of investment securities	(218)	—	—
Other-than-temporary loss on investment securities	—	292	—
Change in decrease in other assets	(923)	(330)	1,833
Change in other liabilities	(8,897)	(1,481)	2,664

Net cash used in operating activities	(12,331)	(6,994)	(3,119)

Cash Flows from Investing Activities:
Proceeds from sale of security available for sale	436	—	—
Proceeds from Hanmi Bank	86,845	—	—
Payments to Hanmi Bank	—	—	(50,000)

Net cash provided by (used in) investing activities	87,281	—	(50,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and stock warrants	830	10	—
Net proceeds from issuance of common stock in offering	—	—	77,109
Redemption of junior subordinated debentures	(82,406)	—	—
Cash dividend paid	(4,439)	—	—

Net cash (used in) provided by financing activities	(86,015)	10	77,109

Net (decrease) increase in cash	(11,065)	(6,984)	23,990
Cash at beginning of year	24,722	31,706	7,716

Cash at end of year	$13,657	$24,722	$31,706

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011 (Continued)

Note 21 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is shown in the following tables:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013:
Interest and dividend income	$29,395	$30,379	$31,627	$30,927
Interest expense	3,791	3,225	3,153	3,338

Net interest income before provision for credit losses	25,604	27,154	28,474	27,589
Provision for credit losses	—	—	—	—
Non-interest income	8,357	8,150	7,326	7,584
Non-interest expense	19,167	19,964	18,966	20,150

Income before provision for income taxes	14,794	15,340	16,834	15,023
Provision for income taxes	4,684	5,821	6,584	4,996

Net income	$10,110	$9,519	$10,250	$10,027

Earnings per share:
Basic	$0.32	$0.30	$0.32	$0.32
Diluted	$0.32	$0.30	$0.32	$0.31
2012:
Interest and dividend income	$30,294	$29,965	$29,402	$30,139
Interest expense	5,761	4,793	4,483	3,708

Net interest income before provision for credit losses	24,533	25,172	24,919	26,431
Provision for credit losses	2,000	4,000	—	—
Non-interest income	3,633	7,189	6,520	7,470
Non-interest expense	18,746	19,763	18,804	19,548

Income before provision for income taxes	7,420	8,598	12,635	14,353
Provision (benefit) for income taxes	79	(47,177)	(644)	374

Net income	$7,341	$55,775	$13,279	$13,979

Earnings per share:
Basic	$0.23	$1.77	$0.42	$0.44
Diluted	$0.23	$1.77	$0.42	$0.44

Note 22 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2014	Hanmi Financial Corporation

	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 17, 2014.

/s/ C. G. Kum	/s/ Shick (Mark) Yoon
C. G. Kum	Shick (Mark) Yoon
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Joseph K. Rho	/s/ I Joon Ahn
Joseph K. Rho	I Joon Ahn
Chairman of the Board	Director

/s/ John A. Hall	/s/ William J. Stolte
John A. Hall	William J. Stolte
Director	Director

/s/ Joon Hyung Lee	/s/ Paul (Seon-Hong) Kim
Joon Hyung Lee	Paul (Seon-Hong) Kim
Director	Director

Hanmi Financial Corporation and Subsidiaries

Exhibit Index

Exhibit Number	Document

2.1	Agreement and Plan of Merger by and among Hanmi Financial Corporation, Central Bancorp, Inc. and Harmony Merger Sub Inc., dated as of December 15, 2013 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on December 16, 2013).

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation, dated June, 23, 2004 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated July 28, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated December 16, 2011 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K ,filed with the SEC on December 19, 2011).

3.6	Amended and Restated Bylaws of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.7	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated November 21, 2007 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.8	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated October 14, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

4.1	Specimen stock certificate representing Hanmi Financial Corporation Common Stock (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

4.2	Hanmi Financial Corporation Warrant for the Purchase of Shares of Common Stock, issued to Cappello Capital Corp., dated October 14, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on October 14, 2010).

10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (Previously filed and incorporated by reference herein from Exhibit D of Exhibit 10.1 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.4	Hanmi Capital Trust I Form of Common Securities Certificate (Previously filed and incorporated by reference herein from Exhibit B of Exhibit 10.1 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (Previously filed and incorporated by reference herein from Exhibit C of Exhibit 10.1 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (Previously filed and incorporated by reference herein from Exhibit D of Exhibit 10.6 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.9	Hanmi Capital Trust II Form of Common Securities Certificate (Previously filed and incorporated by reference herein from Exhibit B of Exhibit 10.6 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (Previously filed and incorporated by reference herein from Exhibit C of Exhibit 10.6 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

Hanmi Financial Corporation and Subsidiaries

Exhibit Index (Continued)

Exhibit Number	Document

10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein, (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (Previously filed and incorporated by reference herein from Exhibit D of Exhibit 10.11 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.16	Employment Agreement by and between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and C. G. Kum, on the Other Hand, dated as of May 24, 2013 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 12, 2013). †

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 26, 2007). †

10.18	Hanmi Financial Corporation Year 2000 Stock Option Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8, filed with the SEC on August 18, 2000). †

10.19	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.20	Hanmi Financial Corporation Form of Severance and Release Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.21	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.22	Summary of 2010 Executive Retention Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 9, 2010). †

10.23	Form of Indemnity Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

10.24	Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (Previously filed and incorporated by reference herein from Exhibit 4.2 attached to Hanmi Financial Corporation’s Registration Statement on Form S-8, filed with the SEC on October 23, 2013) .†

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

†	Constitutes a management contract or compensatory plan or arrangement.
*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).