Form 10-Q
period 2014-03-31
HANMI FINANCIAL CORP
filed 2014-05-09
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of April 30, 2014, there were 31,842,483 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries

Quarterly Report on Form 10-Q

Three Months Ended March 31, 2014

Part I — Financial Information

Item 1.	Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$204,384	$179,357
Securities available for sale, at fair value (amortized cost of $532,501 as of March 31, 2014 and $549,113 as of December 31, 2013)	520,990	530,926
Loans held for sale, at the lower of cost or fair value	390	—
Loans receivable, net of allowance for loan losses of $56,593 as of March 31, 2014 and $57,555 as of December 31, 2013	2,221,520	2,177,498
Accrued interest receivable	7,107	7,055
Premises and equipment, net	13,947	14,221
Other real estate owned, net	—	756
Customers’ liability on acceptances	1,985	2,018
Servicing assets	6,559	6,833
Other intangible assets, net	1,130	1,171
Investment in federal home loan bank stock, at cost	14,060	14,060
Investment in federal reserve bank stock, at cost	11,196	11,196
Income tax assets	53,227	63,536
Bank-owned life insurance	29,922	29,699
Prepaid expenses	2,262	1,415
Other assets	8,283	15,798

Total assets	$3,096,962	$3,055,539

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$827,153	$819,015
Interest-bearing	1,679,427	1,693,310

Total deposits	2,506,580	2,512,325
Accrued interest payable	3,319	3,366
Bank’s liability on acceptances	1,985	2,018
Federal home loan bank advances	132,445	127,546
Accrued expenses and other liabilities	37,918	9,047

Total liabilities	2,682,247	2,654,302

Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,373,002 shares (31,795,108 shares outstanding) and 32,339,444 shares (31,761,550 shares outstanding) as of March 31, 2014 and December 31, 2013	257	257
Additional paid-in capital	553,067	552,270
Accumulated other comprehensive loss, net of tax benefit of $5,984 as of March 31, 2014 and $8,791 as of December 31, 2013	(5,509)	(9,380)
Accumulated deficit	(63,242)	(72,052)
Less: treasury stock, at cost; 577,894 shares as of March 31, 2014 and December 31, 2013	(69,858)	(69,858)

Total stockholders’ equity	414,715	401,237

Total liabilities and stockholders’ equity	$3,096,962	$3,055,539

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$28,190	$26,799
Taxable interest on investment securities	2,537	2,116
Tax-exempt interest on investment securities	76	95
Interest on federal funds sold	—	6
Interest on interest-bearing deposits in other banks	21	88
Dividends on federal reserve bank stock	168	183
Dividends on federal home loan bank stock	236	108

Total interest and dividend income	31,228	29,395

Interest Expense:
Interest on deposits	3,221	3,159
Interest on federal home loan bank advances	48	38
Interest on junior subordinated debentures	—	594

Total interest expense	3,269	3,791

Net interest income before provision for credit losses	27,959	25,604
Negative provision for credit losses	(3,300)	—

Net interest income after provision for credit losses	31,259	25,604

Non-Interest Income:
Service charges on deposit accounts	2,474	3,048
Insurance commissions	1,406	1,213
Remittance fees	438	497
Trade finance fees	252	277
Other service charges and fees	331	398
Bank-owned life insurance income	223	230
Gain on sales of SBA loans guaranteed portion	547	2,692
Net loss on sales of other loans	—	(97)
Net gain on sales of investment securities	1,421	9
Other operating income	134	90

Total non-interest income	7,226	8,357

Non-Interest Expense:
Salaries and employee benefits	11,241	9,351
Occupancy and equipment	2,477	2,556
Deposit insurance premiums and regulatory assessments	437	234
Data processing	1,172	1,170
Other real estate owned expense	6	32
Professional fees	843	2,156
Directors and officers liability insurance	191	220
Supplies and communications	527	495
Advertising and promotion	731	672
Loan-related expense	83	146
Amortization of other intangible assets	41	41
Other operating expenses	2,048	2,094

Total non-interest expense	19,797	19,167

Income before provision for income taxes	18,688	14,794
Provision for income taxes	7,653	4,684

Net income	$11,035	$10,110

Earnings per share:
Basic	$0.35	$0.32
Diluted	$0.35	$0.32
Weighted-average shares outstanding:
Basic	31,659,705	31,538,980
Diluted	31,934,163	31,626,667

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net Income	$11,035	$10,110
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities
Unrealized holding gain (loss) arising during period	8,098	(568)
Less: reclassification adjustment for gain included in net income	(1,421)	(9)
Unrealized gain on interest-only strip of servicing assets	1	3
Income tax (expense) benefit related to items of other comprehensive income	(2,807)	251

Other comprehensive income (loss)	3,871	(323)

Comprehensive Income	$14,906	$9,787

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Gross Shares Issued and Outstanding	Treasury Shares	Net Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity

Balance at January 1, 2013	32,074,434	(577,894)	31,496,540	$257	$550,066	$5,418	$(107,519)	$(69,858)	$378,364
Exercises of stock options	1,679	—	1,679	—	(298)	—	—	—	(298)
Exercises of stock warrants	90,548	—	90,548	—	1,155	—	—	—	1,155
Share-based compensation expense	—	—	—	—	97	—	—	—	97
Comprehensive income:
Net income	—	—	—	—	—	—	10,110	—	10,110
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(323)	—	—	(323)

Total comprehensive income									9,787

Balance at March 31, 2013	32,166,661	(577,894)	31,588,767	$257	$551,020	$5,095	$(97,409)	$(69,858)	$389,105

Balance at January 1, 2014	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(72,052)	$(69,858)	$401,237
Exercises of stock options	15,195	—	15,195	—	190	—	—	—	190
Exercises of stock warrants	363	—	363	—	2	—	—	—	2
Restricted stock awards	18,000	—	18,000	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	605	—	—	—	605
Cash dividends	—	—	—	—	—	—	(2,225)	—	(2,225)
Comprehensive income:
Net income	—	—	—	—	—	—	11,035	—	11,035
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	3,871	—	—	3,871

Total comprehensive income									14,906

Balance at March 31, 2014	32,373,002	(577,894)	31,795,108	$257	$553,067	$(5,509)	$(63,242)	$(69,858)	$414,715

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,035	$10,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	394	504
Amortization of premiums and accretion of discounts on investment securities, net	647	769
Amortization of other intangible assets	41	41
Amortization of servicing assets	474	329
Share-based compensation expense	605	97
Negative provision for credit losses	(3,300)	—
Gain on sales of investment securities	(1,421)	(9)
Loss on investment in affordable housing partnership	162	—
Gain on sales of loans	(547)	(2,595)
Loss (gain) on sales of other real estate owned	2	(5)
Valuation adjustment on other real estate owned	—	7
Origination of loans held for sale	(6,354)	(23,144)
Proceeds from sales of SBA loans guaranteed portion	6,626	30,745
Change in restricted cash	—	5,350
Change in accrued interest receivable	(52)	55
Change in cash surrender value of bank-owned life insurance	(223)	(230)
Change in prepaid expenses	(847)	(592)
Change in other assets	7,386	(87)
Change in income tax assets	7,502	2,876
Change in accrued interest payable	(47)	(8,583)
Change in stock warrants payable	—	91
Change in other liabilities	1,182	2,582

Net cash provided by operating activities	23,265	18,311

Cash flows from investing activities:
Proceeds from redemption of federal home loan bank and federal reserve bank stock	—	1,786
Proceeds from matured or called securities available for sale	13,049	20,820
Proceeds from sales of securities available for sale	85,234	9,000
Proceeds from sales of other real estate owned	734	281
Proceeds from sales of loans held for sale	—	1,454
Change in loans receivable	(40,728)	(80,606)
Purchases of securities available for sale	(55,751)	—
Purchases of premises and equipment	(120)	(146)

Net cash used in investing activities	2,418	(47,411)

Cash flows from financing activities:
Change in deposits	(5,745)	(62,951)
Change in federal home loan bank advances	4,899	(95)
Redemption of junior subordinated debentures	—	(30,928)
Proceeds from exercise of stock options	190	21
Proceeds from exercise of stock warrants	—	305

Net cash used in financing activities	(656)	(93,648)

Net increase (decrease) in cash and cash equivalents	25,027	(122,748)
Cash and cash equivalents at beginning of year	179,357	268,047

Cash and cash equivalents at end of period	$204,384	$145,299

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$3,316	$12,374
Income taxes paid	$16	$1,800
Non-cash activities:
Transfer of loans receivable to other real estate owned	$—	$513
Transfer of loans receivable to loans held for sale	$—	$3,373
Conversion of stock warrants into common stock	$2	$850
Income tax (expense) benefit related to items of other comprehensive income	$(2,807)	$251
Change in unrealized (gain) loss in accumulated other comprehensive income	$(8,099)	$568
Cash dividend declared	$(2,225)	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2014 and 2013

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

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended March 31, 2014, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”).

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

Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2013 Annual Report on Form 10-K.

Note 2 — Investment Securities

The following is a summary of investment securities available for sale as of March 31, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
March 31, 2014
Mortgage-backed securities (1)	$228,363	$86	$4,084	$224,365
Collateralized mortgage obligations (1)	149,269	123	1,361	148,031
U.S. government agency securities	90,855	3	4,880	85,978
Municipal bonds-tax exempt	4,365	67	—	4,432
Municipal bonds-taxable	22,036	160	521	21,675
Corporate bonds	21,014	20	128	20,906
SBA loan pool securities	13,569	—	867	12,702
Other securities	3,030	—	129	2,901

Total securities available for sale	$532,501	$459	$11,970	$520,990

December 31, 2013
Mortgage-backed securities (1)	$222,768	$317	$6,026	$217,059
Collateralized mortgage obligations (1)	130,636	274	3,217	127,693
U.S. government agency securities	90,852	—	7,316	83,536
Municipal bonds-tax exempt	13,857	110	30	13,937
Municipal bonds-taxable	33,361	73	1,080	32,354
Corporate bonds	21,013	8	186	20,835
U.S. treasury bills	19,998	—	1	19,997
SBA loan pool securities	13,598	—	969	12,629
Other securities	3,030	—	144	2,886

Total securities available for sale	$549,113	$782	$18,969	$530,926

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

The amortized cost and estimated fair value of investment securities as of March 31, 2014, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2063, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Within one year	$699	$737
Over one year through five years	30,847	30,693
Over five years through ten years	86,380	82,511
Over ten years	36,943	34,653
Mortgage-backed securities	228,363	224,365
Collateralized mortgage obligations	149,269	148,031

Total	$532,501	$520,990

FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the three months ended March 31, 2014.

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of March 31, 2014 and December 31, 2013:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In thousands, except number of securities)
March 31, 2014
Mortgage-backed securities	$889	$104,423	29	$3,195	$74,226	27	$4,084	$178,649	56
Collateralized mortgage obligations	519	65,206	15	842	20,383	9	1,361	85,589	24
U.S. government agency securities	—	—	—	4,880	80,979	30	4,880	80,979	30
Municipal bonds-tax exempt	—	—	—	—	—	—	—	—	—
Municipal bonds-taxable	3	1,744	1	518	12,907	11	521	14,651	12
Corporate bonds	—	—	—	128	11,856	3	128	11,856	3
SBA loan pool securities	—	—	—	867	12,701	4	867	12,701	4
Other securities	—	4	1	129	2,896	5	129	2,900	6

Total	$1,411	$171,377	46	$10,559	$215,948	89	$11,970	$387,325	135

December 31, 2013
Mortgage-backed securities	$3,437	$170,324	51	$2,589	$30,947	12	$6,026	$201,271	63
Collateralized mortgage obligations	2,353	87,026	27	864	14,657	7	3,217	101,683	34
U.S. government agency securities	3,942	50,932	19	3,374	32,606	12	7,316	83,538	31
Municipal bonds-tax exempt	30	8,562	5	—	—	—	30	8,562	5
Municipal bonds-taxable	787	22,817	16	293	3,813	4	1,080	26,630	20
Corporate bonds	9	5,024	1	177	11,803	3	186	16,827	4
U.S. treasury bills	1	19,996	2	—	—	—	1	19,996	2
SBA loan pool securities	—	—	—	969	12,629	4	969	12,629	4
Other securities	48	1,957	3	96	929	3	144	2,886	6

Total	$10,607	$366,638	124	$8,362	$107,384	45	$18,969	$474,022	169

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2014 and December 31, 2013 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of March 31, 2014 and December 31, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of March 31, 2014 and December 31, 2013 were not other-than-temporarily impaired, and therefore, no impairment charges as of March 31, 2014 and December 31, 2013 were warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Gross realized gains on sales of investment securities	$1,421	$9
Gross realized losses on sales of investment securities	—	—

Net realized gains on sales of investment securities	$1,421	$9

Proceeds from sales of investment securities	$85,234	$9,000
Tax expense on sales of investment securities	$597	$4

For the three months ended March 31, 2014, there was a $1.4 million net gain in earnings resulting from the sale of investment securities that had previously been recorded as net unrealized gains of $59,000 in comprehensive income. For the three months ended March 31, 2013, there was a $9,000 net gain in earnings resulting from the redemption of investment securities that had previously been recorded as net unrealized gains of $34,000 in comprehensive income.

Investment securities available for sale with par values of $36.9 million and $47.6 million as of March 31, 2014 and December 31, 2013, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits and for other purposes as required or permitted by law.

Note 3 — Loans

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and non-performing loans, problem loans, and policy adjustments.

Real estate loans are loans secured by liens or interest in real estate, to provide purchase, construction, and refinance on real estate properties. Commercial and industrial loans consist of commercial term loans, commercial lines of credit, and Small Business Administration (“SBA”) loans. Consumer loans consist of auto loans, credit cards, personal loans, and home equity lines of credit. We maintain management loan review and monitoring functions that review and monitor pass graded loans as well as problem loans to prevent further deterioration.

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

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Real estate loans:
Commercial property (1)
Retail	$547,472	$543,619
Hotel/Motel	331,971	322,927
Gas station	286,919	292,557
Other	751,122	731,617
Construction	125	—
Residential property	110,305	79,078

Total real estate loans	2,027,914	1,969,798
Commercial and industrial loans:
Commercial term	116,903	124,391
Commercial lines of credit	67,079	71,042
International loans	35,120	36,353

Total commercial and industrial loans	219,102	231,786
Consumer loans	29,356	32,505

Total gross loans	2,276,372	2,234,089
Allowance for loans losses	(56,593)	(57,555)
Deferred loan costs	1,741	964

Loans receivable, net	$2,221,520	$2,177,498

(1)	Includes owner-occupied property loans of $958.4 million and $957.3 million as of March 31, 2014 and December 31, 2013, respectively.

Accrued interest on loans receivable was $5.3 million and $5.4 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, loans receivable totaling $1.00 billion and $568.7 million, respectively, were pledged to secure advances from the FHLB and the Federal Reserve Bank’s (“FRB”) federal discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the three months ended March 31, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2014
Balance at beginning of period	$—	$—	$—	$—
Origination of loans held for sale	6,269	85	—	6,354
Sales of loans held for sale	(5,874)	(84)	—	(5,958)
Principal payoffs and amortization	(5)	(1)	—	(6)

Balance at end of period	$390	$—	$—	$390

March 31, 2013
Balance at beginning of period	$7,977	$329	$—	$8,306
Origination of loans held for sale	21,340	1,804	—	23,144
Reclassification from loans receivable to loans held for sale	3,373	—	—	3,373
Sales of loans held for sale	(26,907)	(1,858)	—	(28,765)
Principal payoffs and amortization	(14)	(1)	—	(15)

Balance at end of period	$5,769	$274	$—	$6,043

For the three months ended March 31, 2014, there was no reclassification of loans receivable as loans held for sale, and loans held for sale of $6.0 million were sold. For the three months ended March 31, 2013, loans receivable of $3.4 million were reclassified as loans held for sale, and loans held for sale of $28.8 million were sold.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$57,555	$57,639	$63,305
Charge-offs	(1,604)	(738)	(3,024)
Recoveries on loans previously charged off	4,251	572	714

Net loan recoveries (charge-offs)	2,647	(166)	(2,310)
(Negative provision) provision charged to operating expense	(3,609)	82	196

Balance at end of period	$56,593	$57,555	$61,191

Allowance for off-balance sheet items:
Balance at beginning of period	$1,248	$1,330	$1,824
Provision (negative provision) charged to operating expense	309	(82)	(196)

Balance at end of period	$1,557	$1,248	$1,628

The allowance for off-balance sheet items is maintained at a level believed to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of March 31, 2014 and December 31, 2013, the allowance for off-balance sheet items amounted to $1.6 million and $1.2 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the provision for credit losses.

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and March 31, 2013:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2014
Allowance for loan losses:
Beginning balance	$43,550	$11,287	$1,427	$1,291	$57,555
Charge-offs	(1,128)	(422)	(54)	—	(1,604)
Recoveries on loans previously charged off	2,918	1,321	12	—	4,251
(Negative provision) provision	(1,110)	(1,761)	(752)	14	(3,609)

Ending balance	$44,230	$10,425	$633	$1,305	$56,593

Ending balance: individually evaluated for impairment	$1,029	$3,973	$117	$—	$5,119

Ending balance: collectively evaluated for impairment	$43,201	$6,452	$516	$1,305	$51,474

Loans receivable:
Ending balance	$2,027,914	$219,102	$29,356	$—	$2,276,372

Ending balance: individually evaluated for impairment	$34,294	$14,503	$1,553	$—	$50,350

Ending balance: collectively evaluated for impairment	$1,993,620	$204,599	$27,803	$—	$2,226,022

March 31, 2013
Allowance for loan losses:
Beginning balance	$49,472	$10,636	$2,280	$917	$63,305
Charge-offs	(1,285)	(1,575)	(164)	—	(3,024)
Recoveries on loans previously charged off	181	484	49	—	714
(Negative provision) provision	(2,040)	1,519	(370)	1,087	196

Ending balance	$46,328	$11,064	$1,795	$2,004	$61,191

Ending balance: individually evaluated for impairment	$764	$3,719	$401	$—	$4,884

Ending balance: collectively evaluated for impairment	$45,564	$7,345	$1,394	$2,004	$56,307

Loans receivable:
Ending balance	$1,882,445	$204,061	$35,180	$—	$2,121,686

Ending balance: individually evaluated for impairment	$31,317	$16,695	$1,639	$—	$49,651

Ending balance: collectively evaluated for impairment	$1,851,128	$187,366	$33,541	$—	$2,072,035

Credit Quality Indicators

As part of the on-going monitoring of the credit quality of our loan portfolio, we utilize an internal loan grading system to identify credit risk and assign an appropriate grade (from (0) to (8)) for each and every loan in our loan portfolio. A third party loan review is required on an annual basis. Additional adjustments are made when determined to be necessary. The loan grade definitions are as follows:

Pass and Pass-Watch: Pass and Pass-Watch loans, grades (0-4), are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention,” “Substandard” or “Doubtful.” This category is the strongest level of the Bank’s loan grading system. It incorporates all performing loans with no credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans.

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

Loss: A loan classified as Loss, grade (8), is considered uncollectible and of such little value that their continuance as active bank assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be possible in the future. Loans classified as Loss will be charged off in a timely manner.

As of March 31, 2014 and December 31, 2013, Pass/Pass-Watch (grade 0-4), criticized (grade 5) and classified (grade 6-7) loans, disaggregated by loan class, were as follows:

	Pass/ Pass-Watch (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In thousands)
March 31, 2014
Real estate loans:
Commercial property
Retail	$534,305	$7,328	$5,839	$547,472
Hotel/Motel	322,087	3,960	5,924	331,971
Gas station	279,137	115	7,667	286,919
Other	726,569	7,983	16,570	751,122
Construction	125	—	—	125
Residential property	108,837	—	1,468	110,305
Commercial and industrial loans:
Commercial term	102,243	2,207	12,453	116,903
Commercial lines of credit	66,111	—	968	67,079
International loans	34,540	580	—	35,120
Consumer loans	27,242	157	1,957	29,356

Total gross loans	$2,201,196	$22,330	$52,846	$2,276,372

December 31, 2013
Real estate loans:
Commercial property
Retail	$531,014	$5,309	$7,296	$543,619
Hotel/Motel	308,483	1,796	12,648	322,927
Gas station	279,636	3,104	9,817	292,557
Other	690,481	8,524	32,612	731,617
Residential property	77,422	—	1,656	79,078
Commercial and industrial loans:
Commercial term	107,712	2,007	14,672	124,391
Commercial lines of credit	69,823	—	1,219	71,042
International loans	35,777	576	—	36,353
Consumer loans	30,044	163	2,298	32,505

Total gross loans	$2,130,392	$21,479	$82,218	$2,234,089

The following is an aging analysis of past due loans, disaggregated by loan class, as of March 31, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In thousands)

March 31, 2014
Real estate loans:
Commercial property
Retail	$795	$—	$2,583	$3,378	$544,094	$547,472	$—
Hotel/Motel	1,326	—	1,288	2,614	329,357	331,971	—
Gas station	700	—	381	1,081	285,838	286,919	—
Other	1,873	—	1,805	3,678	747,444	751,122	—
Construction	—	—	—	—	125	125	—
Residential property	813	—	114	927	109,378	110,305	—
Commercial and industrial loans:
Commercial term	2,035	123	3,798	5,956	110,947	116,903	—
Commercial lines of credit	192	—	146	338	66,741	67,079	—
International loans	—	—	—	—	35,120	35,120	—
Consumer loans	540	18	227	785	28,571	29,356	—

Total gross loans	$8,274	$141	$10,342	$18,757	$2,257,615	$2,276,372	$—

December 31, 2013
Real estate loans:
Commercial property
Retail	$202	$426	$2,196	$2,825	$540,794	$543,619	$—
Hotel/Motel	1,087	—	1,532	2,619	320,308	322,927	—
Gas station	141	410	153	704	291,853	292,557	—
Other	423	2,036	839	3,297	728,320	731,617	—
Residential property	—	122	279	401	78,677	79,078	—
Commercial and industrial loans:
Commercial term	1,443	886	3,269	5,598	118,793	124,391	—
Commercial lines of credit	—	150	250	400	70,642	71,042	—
International loans	—	—	—	—	36,353	36,353	—
Consumer loans	311	42	77	430	32,075	32,505	—

Total gross loans	$3,607	$4,072	$8,595	$16,274	$2,217,815	$2,234,089	$—

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
	(In thousands)
March 31, 2014
Real estate loans:
Commercial property
Retail	$7,278	$7,398	$4,620	$2,658	$396	$7,304	$71
Hotel/Motel	3,510	4,136	2,992	518	59	3,531	49
Gas station	9,421	9,960	8,801	620	218	9,455	188
Other	11,544	12,893	8,314	3,230	355	11,624	223
Residential property	2,540	2,648	2,540	—	—	2,552	27
Commercial and industrial loans:
Commercial term	12,658	13,136	2,642	10,016	3,917	12,819	177
Commercial lines of credit	733	815	733	—	—	745	14
International loans	1,113	1,113	522	591	57	1,130	—
Consumer loans	1,553	1,670	637	916	117	1,558	15

Total gross loans	$50,350	$53,769	$31,801	$18,549	$5,119	$50,718	$764

December 31, 2013
Real estate loans:
Commercial property
Retail	$6,244	$6,332	$3,767	$2,477	$305	$4,342	$166
Hotel/Motel	6,200	6,940	4,668	1,532	1,183	5,125	530
Gas station	9,389	9,884	8,592	797	209	8,939	756
Other	11,451	12,882	9,555	1,896	351	10,014	1,047
Residential property	2,678	2,773	2,678	—	—	2,941	117
Commercial and industrial loans:
Commercial term	13,834	14,308	2,929	10,905	3,806	13,083	968
Commercial lines of credit	614	686	173	441	252	1,008	54
International loans	1,087	1,087	286	801	78	1,284	—
Consumer loans	1,569	1,671	644	925	284	1,612	71

Total gross loans	$53,066	$56,563	$33,292	$19,774	$6,468	$48,348	$3,709

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,213	$1,068
Less: Interest income recognized on impaired loans	(764)	(896)

Interest foregone on impaired loans	$449	$172

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

The following table details non-accrual loans, disaggregated by loan class, as of the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Real estate loans:
Commercial property
Retail	$3,507	$2,946
Hotel/Motel	2,510	5,200
Gas station	2,560	2,492
Other	5,008	4,808
Residential property	1,180	1,365
Commercial and industrial loans:
Commercial term	8,092	7,146
Commercial lines of credit	546	423
Consumer loans	1,631	1,497

Total non-accrual loans	$25,034	$25,877

The following table details non-performing assets as of the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Non-accrual loans	$25,034	$25,877
Loans 90 days or more past due and still accruing	—	—

Total non-performing loans	25,034	25,877
Other real estate owned	—	756

Total non-performing assets	$25,034	$26,633

Loans on non-accrual status, excluding loans held for sale, totaled $25.0 million as of March 31, 2014, compared to $25.9 million as of December 31, 2013, representing a 3.3 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $18.8 million as of March 31, 2014, compared to $16.3 million as of December 31, 2013, representing a 15.3 percent increase.

As of March 31, 2014, there was no other real estate owned (“OREO”). As of December 31, 2013, there were three OREOs located in Washington and California with a combined carrying value of $756,000 and a valuation adjustment of $56,000.

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

The following table details troubled debt restructurings, disaggregated by concession type and by loan type, as of March 31, 2014 and December 31, 2013:

	Non-Accrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In thousands)
March 31, 2014
Real estate loans:
Commercial property
Retail	$—	$—	$—	$732	$732	$310	$—	$—	$—	$310
Hotel/Motel	1,243	749	—	—	1,992	1,000	—	—	—	1,000
Gas station	1,256	—	716	—	1,972	364	—	—	—	364
Other	393	1,251	528	—	2,172	3,358	—	803	2,020	6,181
Residential property	782	—	—	—	782	—	—	—	—	—
Commercial and industrial loans:
Commercial term	766	497	1,281	482	3,026	136	199	2,340	2,918	5,593
Commercial lines of credit	242	—	—	158	400	—	—	187	—	187
Consumer loans	—	—	149	—	149	—	—	—	—	—

Total	$4,682	$2,497	$2,674	$1,372	$11,225	$5,168	$199	$3,330	$4,938	$13,635

December 31, 2013
Real estate loans:
Commercial property
Retail	$—	$—	$—	$750	$750	$—	$—	$—	$474	$474
Hotel/Motel	1,272	758	—	—	2,030	1,000	—	—	—	1,000
Gas station	1,291	—	729	—	2,020	365	—	—	2,609	2,974
Other	403	1,279	555	—	2,237	2,956	—	1,253	2,027	6,236
Residential property	795	—	—	—	795	—	—	—	—	—
Commercial and industrial loans:
Commercial term	25	206	1,449	851	2,531	1,203	—	2,286	3,817	7,306
Commercial lines of credit	—	—	—	173	173	—	—	191	—	191
International loans	—	—	—	—	—	—	—	1,087	—	1,087
Consumer loans	—	—	—	—	—	—	—	149	—	149

Total	$3,786	$2,243	$2,733	$1,774	$10,536	$5,524	$—	$4,966	$8,927	$19,417

As of March 31, 2014 and December 31, 2013, total TDRs, excluding loans held for sale, were $24.9 million and $30.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At March 31, 2014 and December 31, 2013, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $2.7 million and $2.8 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details troubled debt restructurings, disaggregated by loan class, for the three months ended March 31, 2014 and 2013:

	March 31, 2014			March 31, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands, except number of loans)

Real estate loans:
Commercial property
Other (1)	1	$943	$943	—	$—	$—
Commercial and industrial loans:
Commercial term (2)	5	829	788	2	205	205
Commercial lines of credit (3)	1	250	242	—	—	—
International loans (4)	—	—	—	2	1,584	1,430

Total	7	$2,022	$1,973	4	$1,789	$1,635

(1)	Includes a modification of $943,000 through a payment deferral for the three months ended March 31, 2014.
(2)	Includes modifications of $491,000 through a payment deferral, $107,000 through reductions of principal or accrued interest and $190,000 through an extension of maturity for the three months ended March 31, 2014, and modifications of $7,000 through a payment deferral and $198,000 through an extension of maturity for the three months ended March 31, 2013.

(3)	Includes a modification of $242,000 through a payment deferral for the three months ended March 31, 2014.
(4)	Includes modifications of $1.4 million through reductions of principal or accrued interest for the three months ended March 31, 2013.

During the three months ended March 31, 2014, we restructured monthly payments on seven loans, with a net carrying value of $2.0 million as of March 31, 2014, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail	1	$310	—	$—
Hotel/Motel	1	1,000	—	—
Gas station	1	87	1	1,306
Other	2	481	—	—
Commercial and industrial loans:
Commercial term	1	53	8	762
Commercial lines of credit	—	—	1	188
Consumer Loans	1	149	—	—

Total	7	$2,080	10	$2,256

Servicing Assets

The changes in servicing assets for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$6,833	$5,542
Additions	200	791
Amortization	(474)	(329)

Balance at end of period	$6,559	$6,004

At March 31, 2014 and 2013, we serviced loans sold to unaffiliated parties in the amounts of $340.5 million and $316.2 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

Note 4 — Income Taxes

The Company’s income tax expenses were $7.7 million for the three months ended March 31, 2014, compared to $4.7 million for the same period in 2013. The effective income tax rate was 41.0 percent for the three months ended March 31, 2014, compared to 31.7 percent for the same period in 2013. The increase in the effective tax rate for the three months ended March 31, 2014, as compared to the same period in 2013, was due mainly to the expiration of the California EZ net interest deduction and EZ hiring credits. The current period income tax expense of $7.7 million includes discrete items of $ 0.1 million, related to an increase in unrecognized tax benefit of the California EZ net interest deduction and an adjustment associated with certain stock based compensation items. Also, for the three months ended March 31, 2013, a favorable discrete items of $779,000, related mainly to adjustments of stock options and state tax attributes, was recorded. Management concluded that deferred tax assets were more likely than not to be realized, and therefore, no valuation allowance was required as of March 31, 2014.

As of March 31, 2014, the Company was subject to examinations by various federal and state tax authorities for the tax years ended December 31, 2004 through 2012. As of March 31, 2014, the Company was subjected to audits or examinations by the Internal Revenue Service for the 2009 tax year and the California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the results of the audits.

Note 5 — Stockholders’ Equity

Stock Warrants

As part of the agreement dated as of July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until their expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Stock,” which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility was based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption was based on the contract term of five years. The dividend yield of zero was based on the fact that we had no intention to pay cash dividends for the term at the grant date. The risk free rate of 2.07 percent used for the warrants was equal to the zero coupon rate in effect at the time of the grant.

Upon re-measuring the fair value of the stock warrants at March 31, 2014, the fair value increased for the three months ended March 31, 2014. We used a weighted average expected stock volatility of 25.49 percent and a remaining contractual life of 1.3 years based on the contract terms. We also used a dividend yield of 1.19 percent and a risk free rate of 0.39 percent that was equal to the zero coupon rate in effect at the end of the measurement period.

Note 6 — Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax (Expense) Benefit	Total
	(In thousands)
For the three months ended March 31 2014:
Balance at beginning of period	$(18,187)	$16	$8,791	$(9,380)
Other comprehensive income (loss) before reclassification	8,098	1	(2,807)	5,292
Reclassification from accumulated other comprehensive income	(1,421)	—	—	(1,421)

Period change	6,677	1	(2,807)	3,871

Balance at end of period	$(11,510)	$17	$5,984	$(5,509)

For the three months ended March 31, 2013:
Balance at beginning of period	$7,348	$16	$(1,946)	$5,418
Other comprehensive (loss) income before reclassification	(568)	3	251	(314)
Reclassification from accumulated other comprehensive income	(9)	—	—	(9)

Period change	(577)	3	251	(323)

Balance at end of period	$6,771	$19	$(1,695)	$5,095

For the three months ended March 31, 2014, there was a $5.3 million net unrealized gain on available-for-sale securities and interest-only strip, and a $1.4 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.4 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $59,000 in accumulated other comprehensive income.

For the three months ended March 31, 2013, there was a $314,000 net unrealized loss on available-for-sale securities and interest-only strip, and a $9,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption of the available-for-sale securities. The $9,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $34,000 in accumulated other comprehensive income.

Note 7 — Regulatory Matters

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

In order for banks to be considered “well capitalized,” the agencies require them to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent. In addition to the risk-based guidelines, the agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average assets, referred to as the leverage ratio, of 5.0 percent.

The capital ratios of Hanmi Financial and the Bank as of March 31, 2014 and December 31, 2013 were as follows:

			Minimum		Minimum to Be
			Regulatory		Categorized as
	Actual		Requirement		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
March 31, 2014
Total capital (to risk-weighted assets):
Hanmi Financial	$443,042	17.96%	$197,307	8.00%	N/A	N/A
Hanmi Bank	$424,152	17.23%	$196,975	8.00%	$246,219	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$411,876	16.70%	$98,653	4.00%	N/A	N/A
Hanmi Bank	$393,037	15.96%	$98,488	4.00%	$147,731	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$411,876	13.77%	$119,606	4.00%	N/A	N/A
Hanmi Bank	$393,037	13.18%	$119,289	4.00%	$149,111	5.00%

December 31, 2013
Total capital (to risk-weighted assets):
Hanmi Financial	$427,910	17.53%	$195,304	8.00%	N/A	N/A
Hanmi Bank	$410,505	16.84%	$194,974	8.00%	$243,717	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$397,044	16.26%	$97,652	4.00%	N/A	N/A
Hanmi Bank	$379,691	15.58%	$97,487	4.00%	$146,230	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$397,044	13.66%	$116,303	4.00%	N/A	N/A
Hanmi Bank	$379,691	13.09%	$116,043	4.00%	$145,054	5.00%

Regulatory Capital Rule Adjustments

In July 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation approved the Basel III regulatory capital framework and related Dodd-Frank Wall Street

Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The rules also revise the regulatory capital elements, add a new common equity Tier I capital ratio, and increase the minimum Tier I capital ratio requirement. The revisions permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Additionally, the rules implement a new capital conservation buffer. Under the final rules, an institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The rules will become effective January 1, 2015 for smaller, non-complex banking organizations with full implementation of the capital conservation buffer and certain deductions and adjustments to regulatory capital through January 1, 2019. The Company will continue to evaluate the new changes, and expects that the Company and the Bank will meet the capital requirements.

Note 8 — Fair Value Measurements

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

As of March 31, 2014, we had a zero coupon tax credit municipal bond of $737,000 compared to $748,000 as of December 31, 2013. This bond was recorded at estimated fair value using a discounted cash flow method, and was measured on a recurring basis with Level 3 inputs. Key assumptions used in measuring the fair value of the tax credit bond as of March 31, 2014 were discount rate and cash flows. The discount rate was derived from the term structure of Bank Qualified (“BQ”) “BBB” rated municipal bonds, as the tax credit bond’s guarantee had the similar credit strength. The contractual future cash flows were the tax credits to be received for a remaining life of 0.99 year. We do not anticipate a significant deterioration of the tax credit bond’s credit quality. Management reviews the discount rate on an ongoing basis based on current market rates.

SBA loans held for sale – SBA loans held for sale are carried at the lower of cost or fair value. As of March 31, 2014 and December 31, 2013, we had $390,000 and zero of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At March 31, 2014 and December 31, 2013, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-performing loans held for sale – We reclassify certain non-performing loans as held for sale when we decide to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of March 31, 2014 and December 31, 2013, we did not have non-performing loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Stock warrants - The Company followed the guidance of FASB ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Stock,” which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing modeling and was measured on a recurring basis with Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(In thousands)
March 31, 2014
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$224,365	$—	$224,365
Collateralized mortgage obligations	—	148,031	—	148,031
U.S. government agency securities	85,978	—	—	85,978
Municipal bonds-tax exempt	—	3,695	737	4,432
Municipal bonds-taxable	—	21,675	—	21,675
Corporate bonds	—	20,906	—	20,906
SBA loan pools securities	—	12,702	—	12,702
Other securities	—	2,901	—	2,901

Total securities available for sale	$85,978	$434,275	$737	$520,990

December 31, 2013
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$217,059	$—	$217,059
Collateralized mortgage obligations	—	127,693	—	127,693
U.S. government agency securities	83,536	—	—	83,536
Municipal bonds-tax exempt	—	13,189	748	13,937
Municipal bonds-taxable	—	32,354	—	32,354
Corporate bonds	—	20,835	—	20,835
SBA loan pools securities	—	12,629	—	12,629
U.S. treasury bills	19,997	—	—	19,997
Other securities	—	2,886	—	2,886

Total securities available for sale	$103,533	$426,645	$748	$530,926

Liabilities:
Stock warrants	$—	$—	$2	$2

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

	Beginning Balance as of January 1, 2014	Purchases, Issuances and Settlement	Realized Gains or Losses in Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of March 31, 2014
	(In thousands)
Assets:
Municipal bonds-tax exempt (1)	$748	$—	$—	$(11)	$737

Liabilities:
Stock warrants (2)	$2	$(2)	$—	$—	$—

(1)	Reflects a zero coupon tax credit municipal bond. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $699,000 with a remaining life of 0.99 year at March 31, 2014.
(2)	Reflects warrants for our common stock issued in connection with services Cappello Capital Corp. provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. See “Note 5 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2014 and December 31, 2013, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Three Months Ended March 31, 2014
	(In thousands)
March 31, 2014
Assets:
Impaired loans (1)	$—	$37,507	$—	$482

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2013
	(In thousands)
December 31, 2013
Assets:
Impaired loans (2)	$—	$36,254	$1,738	$2,431
Other real estate owned (3)	—	756	—	10

(1)	Include real estate loans of $33.3 million, commercial and industrial loans of $2.8 million, and consumer loans of $1.4 million.
(2)	Include real estate loans of $32.2 million, commercial and industrial loans of $2.8 million, and consumer loans of $1.3 million.
(3)	Includes properties from the foreclosure of real estate loans of $756,000.

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

The estimated fair values of financial instruments were as follows:

	March 31, 2014		December 31, 2013
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$204,384	$204,384	$179,357	$179,357
Securities available for sale	520,990	520,990	530,926	530,926
Loans receivable, net of allowance for loan losses	2,221,520	2,215,545	2,177,498	2,204,069
Loans held for sale	390	390	—	—
Accrued interest receivable	7,107	7,107	7,055	7,055
Investment in federal home loan bank stock	14,060	14,060	14,060	14,060
Investment in federal reserve bank stock	11,196	11,196	11,196	11,196
Financial liabilities:
Noninterest-bearing deposits	827,153	827,153	819,015	819,015
Interest-bearing deposits	1,679,427	1,682,392	1,693,310	1,693,739
Borrowings	132,445	132,451	127,546	127,249
Accrued interest payable	3,319	3,319	3,366	3,366
Off-balance sheet items:
Commitments to extend credit	268,093	193	246,161	190
Standby letters of credit	8,566	23	8,926	25

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

Borrowings – Borrowings consist of FHLB advances and other borrowings. Discounted cash flows based on current market rates for borrowings with similar remaining maturities are used to estimate the fair value of borrowings (Level 3).

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value (Level 1).

Stock warrants – The fair value of stock warrants is determined by the Black-Scholes option pricing model. The expected stock volatility is based on historical volatility of our common stock over expected term of the warrants. The expected life assumption is based on the contract term and dividend yield is based on the Company’s annual dividend divided by its current share price. The risk free rate used for the warrants is equal to the zero coupon rate in effect at the end of the measurement period (Level 3).

Commitments to extend credit and standby letters of credit – The fair values of commitments to extend credit and standby letters of credit are based upon the difference between the current value of similar loans and the price at which the Bank has committed to make the loans (Level 3).

Note 9 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended March 31, 2014 and 2013, share-based compensation expense was $605,000 and $97,000, respectively, and the related tax benefits on non-qualified stock options were $5,000 and $11,000, respectively.

Unrecognized Share-Based Compensation Expense

As of March 31, 2014, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In thousands)
Stock option awards	$1,369	2.2 years
Restricted stock awards	1,650	2.5 years

Total unrecognized share-based compensation expense	$3,019	2.3 years

The table below provides stock option information for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	546,595	$28.09	8.4 years	$3,384	(1)
Options exercised	(15,195)	$12.54	8.7 years
Options forfeited	(1,375)	$12.54	8.7 years
Options expired	(27,837)	$105.53	.7 years

Options outstanding at end of period	502,188	$24.31	8.6 years	$3,873	(2)

Options exercisable at end of period	111,938	$54.80	6.3 years	$855	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.89 as of December 31, 2013, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $23.30 as of March 31, 2014, over the exercise price, multiplied by the number of options.

There were 15,195 stock options exercised during the three months ended March 31, 2014 compared to 1,679 stock options exercised during the same period in 2013.

Restricted Stock Awards

Restricted stock awards granted under the 2013 Equity Compensation Plan, which replaced the 2007 Equity Compensation Plan, generally become fully vested after three to five years of continued employment from the date of grant. Hanmi Financial becomes entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock awards when the restrictions are released and the shares are issued. Restricted stock awards are forfeited if officers and employees terminate prior to the lapsing of restrictions. Forfeitures of restricted stock awards are treated as cancelled shares.

The table below provides information for restricted stock awards for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	116,082	$16.43
Restricted stock granted	18,000	$22.89
Restricted stock vested	(12,000)	$22.11

Restricted stock at end of period	122,082	$16.82

Note 10 — Earnings Per Share

Earnings per share (“EPS”) is calculated on both a basic and a diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in earnings, excluding common shares in treasury. Unvested restricted stock is excluded from the calculation of weighted-average common shares for basic EPS. For diluted EPS, weighted-average common shares include the impact of restricted stock under the treasury method.

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2014			2013
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands, except share and per share data)
Three months ended March 31:
Basic EPS	$11,035	31,659,705	$0.35	$10,110	31,538,980	$0.32
Effect of dilutive securities - options, warrants and unvested restricted stock	—	274,458	—	—	87,687	—

Diluted EPS	$11,035	31,934,163	$0.35	$10,110	31,626,667	$0.32

For the three months ended March 31, 2014 and 2013, stock options totaling 34,250 and 76,625, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Commitments to extend credit	$268,093	$246,161
Standby letters of credit	8,566	8,926
Commercial letters of credit	4,469	4,179
Unused credit card lines	1,561	12,223

Total undisbursed loan commitments	$282,689	$271,489

Note 12 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through March 31, 2015.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of March 31, 2014, the Bank had no brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of March 31, 2014, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $679.3 million and $546.8 million, respectively, compared to $343.3 million and $215.8 million, respectively, as of December 31, 2013. The Bank’s FHLB borrowings as of March 31, 2014 and December 31, 2013 totaled $132.4 million and $127.5 million, respectively, which represented 4.28 percent and 4.17 percent of assets as of March 31, 2014 and December 31, 2013, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $74.7 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $103.1 million, and had no borrowings as of March 31, 2014. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million.

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

Note 13 — Segment Reporting

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

Note 14 — Subsequent Events

On December 16, 2013, Hanmi Financial announced the signing of a definitive agreement to acquire Central Bancorp, Inc. (“CBI”), the parent company of Texas-based United Central Bank which had $1.4 billion in assets as of December 31, 2013. The acquisition price is $50.0 million in cash, subject to potential purchase price adjustments. On March 23, 2014, the definitive agreement was amended and restated to clarify the tax refund adjustment process and to address timing and collectability of funds. On April 17, 2014, shareholders of CBI approved the merger with Hanmi Financial. The transaction, which is expected to close in the second half of 2014, remains subject to regulatory approvals and other customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2014. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (this “Report”).

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

For a discussion of some of the other factors that might cause such a difference, see the discussion contained in this Report under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk Management” and “Capital Resources and Liquidity” in our 2013 Annual Report on Form 10-K, as well as other factors we identify from time to time in our periodic reports, including our Quarterly Reports on Form 10-Q, filed pursuant to the Exchange Act. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date, on which such statements were made, except as required by law.

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2013 Annual Report on Form 10-K. Certain accounting policies require us to make significant estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies. For a description of these critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2013 Annual Report on Form 10-K. We use estimates and assumptions based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of Hanmi Financial’s Board of Directors.

Selected Financial Data

The following tables set forth certain selected financial data for the periods indicated:

	As of and For the Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Average balances:
Average gross loans, net of deferred loan costs (1)	$2,257,162	$2,073,514
Average investment securities	535,356	473,409
Average interest-earning assets	2,825,669	2,693,424
Average assets	2,979,094	2,829,927
Average deposits	2,500,300	2,348,799
Average borrowings	56,886	79,110
Average interest-bearing liabilities	1,757,159	1,727,272
Average stockholders’ equity	406,280	383,003
Average tangible equity	405,123	381,682
Per share data:
Earnings per share - basic	$0.35	$0.32
Earnings per share - diluted	$0.35	$0.32
Common shares outstanding	31,795,108	31,588,767
Book value per share (2)	$13.04	$12.32
Performance ratios:
Return on average assets (3) (4)	1.50%	1.45%
Return on average stockholders’ equity (3) (5)	11.02%	10.71%
Efficiency ratio (6)	56.27%	56.44%
Net interest spread (7)	3.74%	3.54%
Net interest margin (8)	4.02%	3.86%
Average stockholders’ equity to average assets	13.64%	13.53%
Selected capital ratios: (9)
Total risk-based capital ratio:
Hanmi Financial	17.96%	19.45%
Hanmi Bank	17.23%	18.69%
Tier 1 risk-based capital ratio:
Hanmi Financial	16.70%	18.17%
Hanmi Bank	15.96%	17.42%
Tier 1 leverage ratio:
Hanmi Financial	13.77%	14.68%
Hanmi Bank	13.18%	14.07%
Asset quality ratios:
Non-performing loans to gross loans (10)	1.10%	1.55%
Non-performing assets to assets (11)	0.81%	1.21%
Net loan (recoveries) charge-offs to average gross loans (12)	-0.47%	0.45%
Allowance for loan losses to gross loans	2.49%	2.88%
Allowance for loan losses to non-performing loans	226.06%	186.03%

(1)	Loans are net of deferred fees and related direct costs
(2)	Stockholders’ equity divided by common shares outstanding
(3)	Calculation based on annualized net income
(4)	Net income divided by average assets
(5)	Net income divided by average stockholders’ equity
(6)	Non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income
(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent
(8)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent

(9)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average assets)
(10)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest
(11)	Non-performing assets consist of non-performing loans (see footnote (10) above) and other real estate owned
(12)	Calculation based on annualized net loan (recoveries) charge-offs

Non-GAAP Financial Measures

Tangible Stockholders’ Equity to Tangible Assets Ratio

Tangible common equity to tangible assets ratio is supplemental financial information determined by a method other than in accordance with U.S. generally accepted accounting principles (“GAAP”). This non-GAAP measure is used by management in analyzing Hanmi Financial’s capital strength. Tangible equity is calculated by subtracting goodwill and other intangible assets from stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the capital strength of Hanmi Financial. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	As of March 31,
	2014	2013
	(In thousands, except share and per share data)

Assets	$3,096,962	$2,792,423
Less other intangible assets	(1,130)	(1,294)

Tangible assets	$3,095,832	$2,791,129

Stockholders’ equity	$414,715	$389,105
Less other intangible assets	(1,130)	(1,294)

Tangible stockholders’ equity	$413,585	$387,811

Stockholders’ equity to assets	13.39%	13.93%
Tangible common equity to tangible assets	13.36%	13.89%

Common shares outstanding	31,795,108	31,588,767
Tangible common equity per common share	$13.01	$12.28

Executive Overview

For the first quarter ended March 31, 2014, we recognized net income of $11.0 million, or $0.35 per diluted share, compared to net income of $10.1 million, or $0.32 per diluted share, for the first quarter ended March 31, 2013. Financial highlights include:

•	Gross loans increased 7.3 percent to $2.28 billion at March 31, 2014 from $2.12 billion at March 31, 2013 and increased 1.9 percent from $2.23 billion at December 31, 2013.

•	Deposits grew 7.4 percent to $2.51 billion as of March 31, 2014 from $2.33 billion as of March 31, 2013, with non-interest bearing deposits up 16.6 percent and representing 33.0 percent of total deposits.

•	The mix of core deposits increased to 81.0 percent of total deposits at March 31, 2014, as compared to 76.1 percent of total deposits at March 31, 2013.

•	Higher recoveries generated a $3.3 million negative provision for credit losses in the first quarter of 2014.

•	Gain on sales of investment securities contributed $1.4 million to revenue in the first quarter of 2014.

•	Net interest margin was 4.02 percent for the first quarter of 2014, an improvement of 4 basis points from the fourth quarter of 2013 and 16 basis points from the first quarter of 2013.

•	A cash dividend of $0.07 per share, representing a 20 percent payout ratio for the quarter, was paid on or about April 18, 2014.

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

	Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan costs (1)	$2,257,162	$28,190	5.07%	$2,073,514	$26,799	5.24%
Municipal securities-taxable	31,220	328	4.20%	46,111	454	3.94%
Municipal securities-tax exempt (2)	13,202	117	3.54%	12,803	146	4.57%
Obligations of other U.S. government agencies	83,565	405	1.94%	88,982	422	1.90%
Other debt securities	382,113	1,804	1.89%	295,177	1,240	1.68%
Equity securities	25,256	404	6.40%	30,336	291	3.84%
Federal funds sold	11	—	0.00%	5,963	6	0.41%
Interest-bearing deposits in other banks	33,140	21	0.26%	140,538	88	0.25%

Total interest-earning assets	2,825,669	31,269	4.49%	2,693,424	29,446	4.43%

Noninterest-earning assets:
Cash and cash equivalents	77,397			66,166
Allowance for loan losses	(58,655)			(62,639)
Other assets	134,683			132,976

Total noninterest-earning assets	153,425			136,503

Total assets	$2,979,094			$2,829,927

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$116,471	$403	1.40%	$114,182	$458	1.63%
Money market checking and NOW accounts	591,593	767	0.53%	567,977	720	0.51%
Time deposits of $100,000 or more	500,095	887	0.72%	595,205	1,175	0.80%
Other time deposits	492,114	1,164	0.96%	370,798	806	0.88%
FHLB advances	56,886	48	0.34%	2,890	38	5.33%
Junior subordinated debentures	—	—	0.00%	76,220	594	3.16%

Total interest-bearing liabilities	1,757,159	3,269	0.75%	1,727,272	3,791	0.89%

Noninterest-bearing liabilities:
Demand deposits	800,027			700,637
Other liabilities	15,628			19,015

Total noninterest-bearing liabilities	815,655			719,652

Total liabilities	2,572,814			2,446,924
Stockholders’ equity	406,280			383,003

Total liabilities and stockholders’ equity	$2,979,094			$2,829,927

Net interest income		$28,000			$25,655

Cost of deposits			0.52%			0.55%

Net interest spread (3)			3.74%			3.54%

Net interest margin (4)			4.02%			3.86%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $377,000 and $222,000 for the three months ended March 31, 2014 and 2013, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
		(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan costs	$2,309	$(918)	$1,391
Municipal securities-taxable	(154)	28	(126)
Municipal securities-tax exempt	4	(33)	(29)
Obligations of other U.S. government agencies	(25)	8	(17)
Other debt securities	397	167	564
Equity securities	(54)	167	113
Federal funds sold	(3)	(3)	(6)
Interest-bearing deposits in other banks	(69)	2	(67)

Total interest and dividend income	$2,405	$(582)	$1,823

Interest expense:
Savings	$9	$(64)	$(55)
Money market checking and NOW accounts	27	20	47
Time deposits of $100,000 or more	(177)	(111)	(288)
Other time deposits	281	77	358
FHLB advances	77	(67)	10
Junior subordinated debentures	(297)	(297)	(594)

Total interest expense	$(80)	$(442)	$(522)

Change in net interest income	$2,485	$(140)	$2,345

Interest income on a tax-equivalent basis increased $1.8 million, or 6.5 percent, to $31.3 million for the three months ended March 31, 2014 from $29.4 million for the same period in 2013. Interest expense decreased $522,000, or 13.2 percent, to $3.3 million for the three months ended March 31, 2014 compared to $3.8 million for the same period in 2013. For the three months ended March 31, 2014 and 2013, net interest income before provision for credit losses on a tax-equivalent basis was $28.0 million and $25.7 million, respectively. The increase in net interest income before provision for credit losses was primarily attributable to growth in average loan balances and the elimination of interest payments on trust preferred securities (“TPS”). The net interest spread and net interest margin for the three months ended March 31, 2014 were 3.74 percent and 4.02 percent, respectively, compared to 3.54 percent and 3.86 percent, respectively, for the same period in 2013.

Average gross loans increased $183.6 million, or 8.9 percent, to $2.26 billion for the three months ended March 31, 2014 from $2.07 billion for the same period in 2013. Average investment securities increased $61.9 million, or 13.1 percent, to $535.4 million for the three months ended March 31, 2014 from $473.4 million for the same period in 2013. Average interest-earning assets increased $132.2 million, or 4.9 percent, to $2.83 billion for the three months ended March 31, 2014 from $2.69 billion for the same period in 2013. The increase in average interest-earning assets was due mainly to an increase in new loan productions and investment security purchases, primarily offset by a decrease in low-yield interest-bearing deposits in other banks. Average interest-bearing liabilities increased $29.9 million to $1.76 billion for the three months ended March 31, 2014, compared to $1.73 billion for the same period in 2013. The increase in average interest-bearing liabilities resulted primarily from an increase in non-jumbo time deposits, offset by the full redemption of $80.0 million of TPS and the reduction of jumbo time deposits.

The average yield on loans decreased to 5.07 percent for the three months ended March 31, 2014 from 5.24 percent for the same period in 2013. The average yield on investment securities increased to 2.28 percent for the three months ended March 31, 2014 from 2.16 percent for the same period in 2013. The average yield on interest-earning assets increased 6 basis points to 4.49 percent for the three months ended March 31, 2014 from 4.43 percent for the same period in 2013, due primarily to on-going investment of funds to higher yielding loans. The average cost on interest-bearing liabilities decreased 14 basis points to 0.75 percent for the three months ended March 31, 2014 from 0.89 percent for the same period in 2013. This decrease was due primarily to the elimination of interest payments on TPS.

Provision for Credit Losses

For the three months ended March 31, 2014, a negative provision for credit losses of $3.3 million was recorded due to higher loan recoveries, compared to zero provision for the same period in 2013. For the three months ended March 31, 2014, recoveries on loans previously charged off increased by $3.5 million to $4.3 million from $714,000 for the same period in 2013. For the three months ended March 31, 2014, charge-offs were $1.6 million, compared to $3.0 million for the same period in 2013. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)

	2014	2013	Amount	Percentage
	(In thousands)
Service charges on deposit accounts	$2,474	$3,048	$(574)	-18.83%
Insurance commissions	1,406	1,213	193	15.91%
Remittance fees	438	497	(59)	-11.87%
Trade finance fees	252	277	(25)	-9.03%
Other service charges and fees	331	398	(67)	-16.83%
Bank-owned life insurance income	223	230	(7)	-3.04%
Gain on sales of SBA loans guaranteed portion	547	2,692	(2,145)	-79.68%
Net loss on sales of other loans	—	(97)	97	-100.00%
Net gain on sales of investment securities	1,421	9	1,412	NM
Other operating income	134	90	44	48.89%

Total non-interest income	$7,226	$8,357	$(1,131)	-13.53%

For the three months ended March 31, 2014, non-interest income was $7.2 million, a decrease of $1.1 million, or 13.5 percent, compared to $8.4 million for the same period in 2013. The decrease was primarily attributable to a $2.1 million decrease in gain on sales of SBA loans guaranteed portion and a $574,000 decrease in service charges on deposit accounts, offset mainly by a $1.4 million increase in net gain on sales of investment securities. Service charges on deposit accounts, which represent 34.2 percent of total non-interest income for the three months ended March 31, 2014, decreased to $2.5 million for the three months ended March 31, 2014, compared with $3.0 million for the same period in 2013, due mainly to decreases in non-sufficient funds and analysis fee charges. Net gain on sales of investment securities, which represent 19.7 percent of total non-interest income for the three months ended March 31, 2014, increased to $1.4 million for the three months ended March 31, 2014, compared to $9,000 for the same period in 2013.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)

	2014	2013	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$11,241	$9,351	$1,890	20.21%
Occupancy and equipment	2,477	2,556	(79)	-3.09%
Deposit insurance premiums and regulatory assessments	437	234	203	86.75%
Data processing	1,172	1,170	2	0.17%
Other real estate owned expense	6	32	(26)	-81.25%
Professional fees	843	2,156	(1,313)	-60.90%
Directors and officers liability insurance	191	220	(29)	-13.18%
Supplies and communications	527	495	32	6.46%
Advertising and promotion	731	672	59	8.78%
Loan-related expense	83	146	(63)	-43.15%
Amortization of other intangible assets	41	41	—	0.00%
Other operating expenses	2,048	2,094	(46)	-2.20%

Total non-interest expense	$19,797	$19,167	$630	3.29%

For the three months ended March 31, 2014, non-interest expense was $19.8 million, an increase of $630,000, or 3.3 percent, compared to $19.2 million for the same period in 2013. The increase was attributable mainly to a $1.9 million increase in salaries and employee benefits, reflecting normal compensation escalation, higher employee benefit costs, and addition of new personnel. The increase was offset mainly by a $1.3 million decrease in professional fees, reflecting lower costs associated with strategic reviews and litigations.

Provision for Income Taxes

The Company’s income tax expenses were $7.7 million for the three months ended March 31, 2014, compared to $4.7 million for the same period in 2013. The effective income tax rate was 41.0 percent for the three months ended March 31, 2014, compared to 31.7 percent for the same period in 2013. The increase in the effective tax rate for the three months ended March 31, 2014, as compared to the same period in 2013, was due mainly to the expiration of the California EZ net interest deduction and EZ hiring credits. The current period income tax expense of $7.7 million includes discrete items of $ 0.1 million, related to an increase in unrecognized tax benefit of the California EZ net interest deduction and an adjustment associated with certain stock based compensation items. Also, for the three months ended March 31, 2013, a favorable discrete items of $779,000, related mainly to adjustments of stock options and state tax attributes, was recorded. Management concluded that deferred tax assets were more likely than not to be realized, and therefore, no valuation allowance was required as of March 31, 2014.

Financial Condition

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading or held-to-maturity securities as of March 31, 2014 and December 31, 2013. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of March 31, 2014, the investment portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and U.S. government agency securities. Investment securities available for sale were 100 percent of the investment portfolio as of March 31, 2014 and December 31, 2013. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of March 31, 2014 and December 31, 2013.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	March 31, 2014			December 31, 2013
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities available for sale:
Mortgage-backed securities (1)	$228,363	$224,365	$(3,998)	$222,768	$217,059	$(5,709)
Collateralized mortgage obligations (1)	149,269	148,031	(1,238)	130,636	127,693	(2,943)
U.S. government agency securities	90,855	85,978	(4,877)	90,852	83,536	(7,316)
Municipal bonds-tax exempt	4,365	4,432	67	13,857	13,937	80
Municipal bonds-taxable	22,036	21,675	(361)	33,361	32,354	(1,007)
Corporate bonds	21,014	20,906	(108)	21,013	20,835	(178)
U.S. treasury bills	—	—	—	19,998	19,997	(1)
SBA loan pool securities	13,569	12,702	(867)	13,598	12,629	(969)
Other securities	3,030	2,901	(129)	3,030	2,886	(144)

Total securities available for sale:	$532,501	$520,990	$(11,511)	$549,113	$530,926	$(18,187)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

As of March 31, 2014, securities available for sale were $521.0 million, or 16.8 percent of assets, compared to $530.9 million, or 17.4 percent of assets, as of December 31, 2013. As of March 31, 2014, securities available for sale had a net unrealized loss of $11.5 million, comprised of $459,000 of unrealized gains and $12.0 million of unrealized losses. As of December 31, 2013, securities available for sale had a net unrealized loss of $18.2 million, comprised of $782,000 of unrealized gains and $19.0 million of unrealized losses.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of March 31, 2014:

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	—	$3,039	0.53%	$119,789	1.73%	$105,535	2.38%	$228,363	1.98%
Collateralized mortgage obligations	301	2.66%	8,771	1.41%	61,411	1.90%	78,786	1.69%	149,269	1.74%
U.S. government agency securities	—	—	6,000	1.10%	65,471	1.81%	19,384	1.90%	90,855	1.78%
Municipal bonds-tax exempt (1)	699	0.00%	723	2.82%	2,443	2.77%	500	6.92%	4,365	2.81%
Municipal bonds-taxable	—	—	3,110	3.75%	13,599	3.92%	5,327	3.94%	22,036	3.90%
Corporate bonds	—	—	21,014	1.08%	—	—	—	—	21,014	1.08%
SBA loan pool securities	—	—	—	—	4,867	1.26%	8,702	1.74%	13,569	1.56%
Other securities	—	—	—	—	—	—	3,030	0.00%	3,030	0.00%

Total securities available for sale:	$1,000	0.80%	$42,657	1.33%	$267,580	1.89%	$221,264	2.07%	$532,501	1.91%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35% and a zero coupon tax credit municipal bond of $699,000 matures within one year.

Loan Portfolio

The following table shows the loan composition by type as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percentage
		(In thousands)
Real estate loans:
Commercial property
Retail	$547,472	$543,619	$3,853	0.7%
Hotel/Motel	331,971	322,927	9,044	2.8%
Gas station	286,919	292,557	(5,638)	-1.9%
Other	751,122	731,617	19,505	2.7%
Construction	125	—	125	—
Residential property	110,305	79,078	31,227	39.5%

Total real estate loans	2,027,914	1,969,798	58,116	3.0%
Commercial and Industrial loans:
Commercial term	116,903	124,391	(7,488)	-6.0%
Commercial lines of credit	67,079	71,042	(3,963)	-5.6%
International loans	35,120	36,353	(1,233)	-3.4%

Total commercial and industrial loans	219,102	231,786	(12,684)	-5.5%
Consumer loans (1)	29,356	32,505	(3,149)	-9.7%

Total gross loans	2,276,372	2,234,089	42,283	1.9%
Allowance for loans losses	(56,593)	(57,555)	962	-1.7%
Deferred loan costs	1,741	964	777	80.6%

Loans receivable, net	$2,221,520	$2,177,498	$44,022	2.0%

(1)	Consumer loans include home equity lines of credit.

As of March 31, 2014 and December 31, 2013, loans receivable, net of deferred loan costs and allowance for loan losses, totaled $2.22 billion and $2.18 billion, respectively, representing an increase of $44.0 million, or 2.0 percent. Gross loans increased by $42.3 million, or 1.9 percent, to $2.28 billion as of March 31, 2014, from $2.23 billion as of December 31, 2013. The increase was mainly attributable to increases in residential property loans by 39.5 percent and other commercial property loans by 2.7 percent. The increase was partially offset by declines in commercial and industrial loans by 5.5 percent and consumer loans by 9.7 percent.

During the three months ended March 31, 2014, total loan disbursement consisted of $79.7 million in commercial real estate loans, $36.9 million in commercial and industrial loans, $34.8 million in consumer loans and $8.4 million in SBA loans. The increase was offset by $78.9 million of pay-offs, $30.7 million of other net amortization, $6.0 million of transfers to loans held for sale and $1.6 million of gross charge-offs.

As of March 31, 2014, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of gross loans outstanding:

Industry	Balance as of March 31, 2014	Percentage of Gross Loans Outstanding
	(In thousands)
Lessor of nonresidential buildings	$632,855	27.8%
Accommodation	$341,207	15.0%
Gas station	$298,677	13.1%

There was no other concentration of loans to any one type of industry exceeding 10.0 percent of gross loans outstanding.

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

Except for non-performing loans set forth below, management is not aware of any loans as of March 31, 2014 and December 31, 2013 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percentage
		(In thousands)
Non-performing loans:
Real estate loans:
Commercial property
Retail	$3,507	$2,946	$561	19.0%
Hotel/Motel	2,510	5,200	(2,690)	-51.7%
Gas station	2,560	2,492	68	2.7%
Other	5,008	4,808	200	4.2%
Residential property	1,180	1,365	(185)	-13.6%
Commercial and industrial loans:
Commercial term	8,092	7,146	946	13.2%
Commercial lines of credit	546	423	123	29.1%
Consumer loans	1,631	1,497	134	9.0%

Total non-accrual loans	25,034	25,877	(843)	-3.3%
Loans 90 days or more past due and still accruing	—	—	—	0.0%

Total non-performing loans (1)	25,034	25,877	(843)	-3.3%
Other real estate owned	—	756	(756)	-100.0%

Total non-performing assets	$25,034	$26,633	$(1,599)	-6.0%

Non-performing loans as a percentage of gross loans	1.10%	1.16%
Non-performing assets as a percentage of assets	0.81%	0.87%

(1)	Includes non-performing troubled debt restructured loans of $11.2 million and $10.5 million as of March 31, 2014 and December 31, 2013, respectively.

Non-accrual loans totaled $25.0 million as of March 31, 2014, compared to $25.9 million as of December 31, 2013, representing a 3.3 percent decrease. Delinquent loans (defined as 30 days or more past due) were $18.8 million as of March 31, 2014, compared to $16.3 million as of December 31, 2013, representing a 15.3 percent increase. As of March 31, 2014, delinquent loans of $13.5 million were included in non-performing loans. The $12.2 million of delinquent loans as of December 31, 2013 was included in non-performing loans. During the three months ended March 31, 2014, loans totaling $4.0 million were placed on non-accrual status. The additions to non-accrual loans were offset by $1.8 million in upgrades to accrual, $1.5 million in charge-offs and $1.5 million in principal paydowns and payoffs.

The ratio of non-performing loans to gross loans decreased to 1.10 percent at March 31, 2014 from 1.16 percent at December 31, 2013. Of the $25.0 million non-performing loans, approximately $21.2 million were impaired based on the definition contained in FASB ASC 310, “Receivables,” which resulted in aggregate impairment reserve of $3.7 million as of March 31, 2014. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of March 31, 2014, there was no OREO. As of December 31, 2013, there were three OREOs located in Washington and California with a combined carrying value of $756,000 and a valuation adjustment of $56,000.

Impaired Loans

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

The following table provides information on impaired loans as of the dates indicated:

	March 31, 2014		December 31, 2013
	Recorded Investment	Percentage	Recorded Investment	Percentage
		(In thousands)
Real estate loans:
Commercial property
Retail	$7,278	14.5%	$6,244	11.8%
Hotel/Motel	3,510	7.0%	6,200	11.7%
Gas station	9,421	18.7%	9,389	17.7%
Other	11,544	22.9%	11,451	21.6%
Residential property	2,540	5.0%	2,678	5.0%
Commercial and Industrial loans:
Commercial term	12,658	25.1%	13,834	26.1%
Commercial lines of credit	733	1.5%	614	1.2%
International loans	1,113	2.2%	1,087	2.0%
Consumer loans	1,553	3.1%	1,569	3.0%

Total	$50,350	100.0%	$53,066	100.0%

Total impaired loans decreased by $2.7 million, or 5.1 percent, to $50.4 million as of March 31, 2014 as compared to $53.1 million at December 31, 2013. Accordingly, specific reserve allocations associated with impaired loans decreased by $1.3 million, or 20.9 percent, to $5.1 million as of March 31, 2014, as compared to $6.5 million as of December 31, 2013. Interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $1.1 million both during the three months ended March 31, 2014 and 2013. Of these amounts, actual interest recognized on impaired loans was $764,000 and $896,000 for the three months ended March 31, 2014 and 2013, respectively.

The following table provides information on TDRs as of dates indicated:

	Non-Accrual TDRs	Accrual TDRs	Total	Percentage
		(In thousands)
March 31, 2014
Real estate loans:
Commercial property
Retail	$732	$310	$1,042	4.2%
Hotel/Motel	1,992	1,000	2,992	12.0%
Gas station	1,972	364	2,336	9.4%
Other	2,172	6,181	8,353	33.6%
Residential property	782	—	782	3.1%
Commercial and Industrial loans:
Commercial term	3,026	5,593	8,619	34.7%
Commercial lines of credit	400	187	587	2.4%
Consumer loans	149	—	149	0.6%

Total	$11,225	$13,635	$24,860	100.0%

December 31, 2013
Real estate loans:
Commercial property
Retail	$750	$474	$1,224	4.1%
Hotel/Motel	2,030	1,000	3,030	10.1%
Gas station	2,020	2,974	4,994	16.7%
Other	2,237	6,236	8,473	28.3%
Residential property	795	—	795	2.7%
Commercial and Industrial loans:
Commercial term	2,531	7,306	9,837	32.8%
Commercial lines of credit	173	191	364	1.2%
International loans	—	1,087	1,087	3.6%
Consumer loans	—	149	149	0.5%

Total	$10,536	$19,417	$29,953	100.0%

For the three months ended March 31, 2014, we restructured monthly payments for seven loans, with a net carrying value of $2.0 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of March 31, 2014, TDRs on accrual status totaled $13.6 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $946,000 reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of March 31, 2014, TDRs on non-accrual status totaled $11.2 million, and a $1.7 million reserve relating to these loans was included in the allowance for loan losses.

As of December 31, 2013, TDRs on accrual status totaled $19.4 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $1.4 million reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2013, restructured loans on non-accrual status totaled $10.5 million, and a $1.4 million reserve relating to these loans was included in the allowance for loan losses.

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

In the first quarter of 2010, the look-back period was reduced from twelve quarters to eight quarters, with 60.0 percent weighting given to the most recent four quarters and 40.0 percent to the oldest four quarters, to place greater emphasis on losses taken by the Bank during the economic downturn. In the second quarter of 2013, management reevaluated the look-back period and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50.0 percent for the most recent four quarters, 33.0 percent for the next four quarters, and 17.0 percent for the oldest four quarters. In the first quarter of 2014, management evaluated the look-back period once again and extended the periods to sixteen quarters to continue capturing a period of higher losses that would have been dropped off and to reflect potential losses accurately in our current credit portfolio. Risk factor calculations are weighted at 46.0 percent for the first four quarters, 31.0 percent for the second four quarters, 15.0 percent for the third four quarters, and 8.0 percent for the last four quarters. As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter. Under the previous methodology, the Bank would have recognized a negative provision of $9.5 million in the first quarter of 2014, which the Bank did not consider to be prudent, given inherent risks in the loan portfolio.

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

The following table reflects our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	March 31, 2014		December 31, 2013
	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable
		(In thousands)
Real estate loans:
Commercial property
Retail	$10,329	$547,472	$9,504	$543,619
Hotel/Motel	8,530	331,971	8,580	322,927
Gas station	7,129	286,919	6,921	292,557
Other	17,581	751,122	17,839	731,617
Construction	18	125	—	—
Residential property	643	110,305	706	79,078

Total real estate loans	44,230	2,027,914	43,550	1,969,798
Commercial and industrial loans:
Commercial term	8,263	116,903	8,523	124,391
Commercial lines of credit	1,751	67,079	2,342	71,042
International loans	411	35,120	422	36,353

Total commercial and industrial loans	10,425	219,102	11,287	231,786
Consumer loans	633	29,356	1,427	32,505
Unallocated	1,305	—	1,291	—

Total	$56,593	$2,276,372	$57,555	$2,234,089

The following table sets forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$57,555	$57,639	$63,305
Actual charge-offs	(1,604)	(738)	(3,024)
Recoveries on loans previously charged off	4,251	572	714

Net loan (recoveries) charge-offs	2,647	(166)	(2,310)
(Negative provision) provision charged to operating expense	(3,609)	82	196

Balance at end of period	$56,593	$57,555	$61,191

Allowance for off-balance sheet items:
Balance at beginning of period	$1,248	$1,330	$1,824
Provision (negative provision) charged to operating expense	309	(82)	(196)

Balance at end of period	$1,557	$1,248	$1,628

Ratios:
Net loan (recoveries) charge-offs to average gross loans (1)	-0.47%	0.03%	0.45%
Net loan (recoveries) charge-offs to gross loans (1)	-0.47%	0.03%	0.44%
Allowance for loan losses to average gross loans	2.51%	2.62%	2.95%
Allowance for loan losses to gross loans	2.49%	2.58%	2.88%
Net loan (recoveries) charge-offs to allowance for loan losses (1)	-18.71%	1.15%	15.10%
Net loan (recoveries) charge-offs to provision charged to operating expenses	-73.34%	202.44%	1178.57%
Allowance for loan losses to non-performing loans	226.06%	222.42%	186.03%
Balance:
Average gross loans during period	$2,257,162	$2,198,654	$2,073,514
Gross loans at end of period	$2,276,372	$2,234,089	$2,121,686
Non-performing loans at end of period	$25,034	$25,877	$32,893

(1)	Net loan (recoveries) charge-offs are annualized to calculate the ratios.

Allowance for loan losses decreased by $962,000, or 1.7 percent, to $56.6 million as of March 31, 2014, compared to $57.6 million as of December 31, 2013. Allowance for loan losses as a percentage of gross loans decreased to 2.49 percent as of March 31, 2014 from 2.58 percent as of December 31, 2013. For the three months ended March 31, 2014, $3.6 million negative provision for credit losses was recorded, compared to $82,000 provision for credit losses for the same period in 2013. The $3.6 million negative provision for credit losses was offset partially by the $309,000 provision for off-balance sheet items, resulting in $3.3 million negative provision for credit losses for the three months ended March 31, 2014. The $82,000 provision for credit losses was offset by the $82,000 reversal in provision for off-balance sheet items, resulting in a zero provision for credit losses for the same period in 2013.

The decrease in allowance for loan losses as of March 31, 2014 was due primarily to decreases in historical loss rates and classified assets. Due to these factors, the general and impaired loan reserves decreased by $1.9 million, or 11.7 percent, to $14.6 million and by $1.3 million, or 20.9 percent, to $5.1 million, respectively, as of March 31, 2014, as compared to $16.5 million and $6.5 million, respectively, at December 31, 2013.

The Bank recorded, in other liabilities, an allowance for off-balance sheet exposure, primarily unfunded loan commitments, of $1.6 million and $1.2 million as of March 31, 2014 and December 31, 2013, respectively. The increase by $309,000 was due primarily to increases in unfunded loan commitments. The Bank closely monitors the borrower’s repayment capabilities while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of March 31, 2014.

The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(In thousands)
March 31, 2014
Real estate loans:
Commercial property
Retail	$—	$8	$8
Hotel/Motel	(1,028)	25	(1,003)
Other	(100)	2,885	2,785
Commercial and industrial loans
Commercial term	(422)	241	(181)
Commercial lines of credit	—	268	268
International loans	—	812	812
Consumer loans	(54)	12	(42)

Total	$(1,604)	$4,251	$2,647

March 31, 2013
Real estate loans:
Commercial property
Retail	$(115)	$167	$52
Hotel/Motel	(465)	—	(465)
Other	(705)	13	(692)
Commercial and industrial loans
Commercial term	(1,575)	448	(1,127)
Commercial lines of credit	—	35	35
International loans	—	2	2
Consumer loans	(164)	49	(115)

Total	$(3,024)	$714	$(2,310)

For the three months ended March 31, 2014, total charge-offs were $1.6 million, a decrease of $1.4 million, or 47.0 percent, from $3.0 million for the same period in 2013. For the three months ended March 31, 2014, total recoveries were $4.3 million, an increase of $3.5 million, or 495.4 percent, from $714,000 for the same period in 2013. For the three months ended March 31, 2014, net recoveries were $2.6 million, compared to net charge-offs of $2.3 million for the same period in 2013.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Demand – noninterest-bearing	$827,153	$819,015	$8,138	0.99%
Interest-bearing:
Savings	118,017	115,371	2,646	2.29%
Money market checking and NOW accounts	597,884	574,334	23,550	4.10%
Time deposits of $100,000 or more	476,654	506,946	(30,292)	-5.98%
Other time deposits	486,872	496,659	(9,787)	-1.97%

Total deposits	$2,506,580	$2,512,325	$(5,745)	-0.23%

Deposits decreased by $5.7 million, or 0.23 percent, to $2.51 billion as of March 31, 2014 from $2.51 billion as of December 31, 2013. The decrease in deposits was attributable mainly to decreases in time deposits of $100,000 or more, offset by increases in money market checking and NOW accounts.

Core deposits (defined as demand, savings, money market checking, NOW accounts and other time deposits) increased by $24.6 million, or 1.2 percent, to $2.03 billion at March 31, 2014 from $2.01 billion at December 31, 2013. Noninterest-bearing demand deposits as a percentage of deposits grew to 33.0 percent at March 31, 2014 from 32.5 percent at December 31, 2013. We had no brokered deposits as of March 31, 2014 and December 31, 2013.

Federal Home Loan Bank Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At March 31, 2014, advances from the FHLB were $132.4 million, an increase of 4.9 million from $127.5 million at December 31, 2013, with a remaining maturity of less than one year, and the weighted-average interest rate was 0.21 percent.

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

The following table shows the status of our gap position as of March 31, 2014:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$87,712	$87,712
Interest-bearing deposits in other banks	116,672	—	—	—	—	116,672
Investment securities:
Fixed rate	30,988	55,640	232,124	143,301	(361)	461,692
Floating rate	56,430	—	3,000	—	(132)	59,298
Loans:
Fixed rate	75,303	139,388	259,121	2,295	—	476,107
Floating rate	945,577	206,085	633,071	177	—	1,784,910
Non-accrual	—	—	—	—	25,004	25,004
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(64,111)	(64,111)
Federal home loan bank and federal reserve bank stock	—	—	—	25,256	—	25,256
Other assets	—	29,922	—	4,346	90,154	124,422

Total assets	$1,224,970	$431,035	$1,127,316	$175,375	$138,266	$3,096,962

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$827,153	$827,153
Savings	28,284	27,844	27,889	34,000	—	118,017
Money market checking and NOW accounts	31,338	155,007	204,040	207,499	—	597,884
Time deposits
Fixed rate	233,035	619,149	111,283	—	—	963,467
Floating rate	59	—	—	—	—	59
Federal home loan bank advances	132,445	—	—	—	—	132,445
Other liabilities	—	—	—	—	43,222	43,222
Stockholders’ equity	—	—	—	—	414,715	414,715

Total liabilities and stockholders’ equity	$425,161	$802,000	$343,212	$241,499	$1,285,090	$3,096,962

Repricing gap	799,809	(370,965)	784,104	(66,124)	(1,146,824)
Cumulative repricing gap	799,809	428,844	1,212,948	1,146,824	—
Cumulative repricing gap as a percentage of assets	25.83%	13.85%	39.17%	37.03%	0.00%
Cumulative repricing gap as a percentage of interest-earning assets	27.34%	14.66%	41.46%	39.20%	0.00%

Interest-earning assets						$2,925,676

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

As of March 31, 2014, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 27.34 percent of interest-earning assets, which decreased from 29.84 percent as of December 31, 2013. The decrease was due mainly to a $35.1 million decrease in fixed rate investment securities and a $50.5 million decrease in floating rate loans, offset by a 17.3 million decrease in fixed rate time deposits.

The cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 14.66 percent of interest-earning assets as of March 31, 2014, which increased from 14.35 percent as of December 31, 2013. The increase was due mainly to a $58.4 million decrease in floating rate time deposits, offset by a $38.9 million decrease in fixed rate investment securities.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In thousands)
Cumulative repricing gap	$799,809	$859,764	$428,844	$413,479
Percentage of assets	25.83%	28.14%	13.85%	13.53%
Percentage of interest-earning assets	27.34%	29.84%	14.66%	14.35%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(In thousands)
300%	19.42%	7.38%	$21,759	$39,077
200%	12.71%	5.73%	$14,239	$30,347
100%	6.11%	4.01%	$6,850	$21,219
-100%	-11.63%	-3.91%	$(13,025)	$(20,719)

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

At March 31, 2014, the Bank’s total risk-based capital ratio of 17.96 percent, Tier 1 risk-based capital ratio of 16.70 percent, and Tier 1 leverage capital ratio of 13.77 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 6.00 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see “Note 7 — Regulatory Matters” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see “Note 11 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business — Off-Balance Sheet Commitments” in our 2013 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2013 Annual Report on Form 10-K.

Recently Issued Accounting Standards

FASB ASU 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40)” was issued to define the term in substance a repossession or foreclosure and physical possession in accounting literature and when a creditor should derecognize the loan receivable and recognize the real estate property. The amendments in this update are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendment is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of FASB ASU 2014-04 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)” was issued to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendment is effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of FASB ASU 2014-01 is not expected to have a significant impact on our financial condition or result of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of March 31, 2014.

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Document

2.1	Amended and Restated Agreement and Plan of Merger, dated March 23, 2014, by and among Hanmi Financial Corporation, Central Bancorp, Inc. and Harmony Merger Sub Inc. (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 24, 2014).

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation, dated June, 23, 2004 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated July 28, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated December 16, 2011 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on December 19, 2011).

3.6	Amended and Restated Bylaws of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.7	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated November 21, 2007 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.8	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated October 14, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.9	Third Amendment to Amended and Restated Bylaws of Hanmi Financial Corporation, dated March 26, 2014 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 28, 2014).

10.1	Form of Contingent Value Rights Agreement, by and among Hanmi Financial Corporation, [ ] as Shareholders’ Representative and [ ] as rights agent (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 24, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	May 9, 2014	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

		By:	/s/ Shick (Mark) Yoon
Shick (Mark) Yoon
Executive Vice President and Chief Financial Officer