Form 10-Q
period 2014-06-30
HANMI FINANCIAL CORP
filed 2014-08-08
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do Not Check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate	by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As	of July 31, 2014, there were 31,861,426 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries

Quarterly Report on Form 10-Q

Three and Six Months Ended June 30, 2014

Part I — Financial Information

Item 1. Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$123,782	$179,357
Securities available for sale, at fair value (amortized cost of $511,511 as of June 30, 2014 and $549,113 as of December 31, 2013)	505,977	530,926
Loans held for sale, at the lower of cost or fair value	3,842	—
Loans receivable, net of allowance for loan losses of $51,886 as of June 30, 2014 and $57,555 as of December 31, 2013	2,300,810	2,177,498
Accrued interest receivable	6,355	7,055
Premises and equipment, net	13,929	14,221
Other real estate owned, net	1,714	756
Customers’ liability on acceptances	3,186	2,018
Servicing assets	6,355	6,833
Other intangible assets, net	—	1,171
Investment in federal home loan bank stock, at cost	16,385	14,060
Investment in federal reserve bank stock, at cost	11,514	11,196
Income tax assets	53,160	63,841
Bank-owned life insurance	30,147	29,699
Prepaid expenses	2,570	1,415
Other assets	15,049	14,333

Total assets	$3,094,775	$3,054,379

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$910,320	$819,015
Interest-bearing	1,634,529	1,693,310

Total deposits	2,544,849	2,512,325
Accrued interest payable	3,423	3,366
Bank’s liability on acceptances	3,186	2,018
Federal home loan bank advances	97,000	127,546
Accrued expenses and other liabilities	19,969	9,047

Total liabilities	2,668,427	2,654,302

Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,438,850 shares (31,860,956 shares outstanding) as of June 30, 2014 and 32,339,444 shares (31,761,550 shares outstanding) as of December 31, 2013	257	257
Additional paid-in capital	553,741	552,270
Accumulated other comprehensive loss, net of tax benefit of $3,367 as of June 30, 2014 and $8,791 as of December 31, 2013	(2,150)	(9,380)
Accumulated deficit	(55,642)	(73,212)
Less: treasury stock, at cost; 577,894 shares as of June 30, 2014 and December 31, 2013	(69,858)	(69,858)

Total stockholders’ equity	426,348	400,077

Total liabilities and stockholders’ equity	$3,094,775	$3,054,379

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$28,355	$27,839	$56,545	$54,638
Taxable interest on investment securities	2,375	2,100	4,912	4,216
Tax-exempt interest on investment securities	20	73	96	168
Interest on federal funds sold	—	—	—	6
Interest on interest-bearing deposits in other banks	18	24	38	112
Dividends on federal reserve bank stock	172	196	340	379
Dividends on federal home loan bank stock	236	147	472	255

Total interest and dividend income	31,176	30,379	62,403	59,774

Interest Expense:
Interest on deposits	3,153	3,100	6,375	6,259
Interest on federal home loan bank advances	30	41	78	79
Interest on junior subordinated debentures	—	84	—	678

Total interest expense	3,183	3,225	6,453	7,016

Net interest income before provision for credit losses	27,993	27,154	55,950	52,758
Negative provision for credit losses	(3,866)	—	(7,166)	—

Net interest income after provision for credit losses	31,859	27,154	63,116	52,758

Non-Interest Income:
Service charges on deposit accounts	2,568	2,884	5,041	5,932
Remittance fees	491	541	929	1,038
Trade finance fees	306	276	559	553
Other service charges and fees	369	335	700	733
Bank-owned life insurance income	224	233	447	463
Gain on sales of SBA loans guaranteed portion	498	2,378	1,045	5,070
Net loss on sales of other loans	—	(460)	—	(557)
Net gain on sales of investment securities	364	303	1,785	312
Other operating income	253	248	395	343

Total non-interest income	5,073	6,738	10,901	13,887

Non-Interest Expense:
Salaries and employee benefits	10,280	8,638	20,539	17,025
Occupancy and equipment	2,469	2,486	4,866	4,971
Deposit insurance premiums and regulatory assessments	399	517	836	751
Data processing	1,112	1,131	2,270	2,289
Other real estate owned expense	—	(20)	5	12
Professional fees	724	2,364	1,557	4,520
Directors and officers liability insurance	191	219	383	439
Supplies and communications	595	599	1,097	1,060
Advertising and promotion	753	834	1,333	1,380
Loan-related expense	61	91	144	237
Other operating expenses	1,973	1,748	3,800	3,579

Total non-interest expense	18,557	18,607	36,830	36,263

Income from continuting operations before provision for income taxes	18,375	15,285	37,187	30,382
Provision for income taxes	6,866	5,958	14,710	10,926

Income from continuting operations, net of taxes	$11,509	$9,327	$22,477	$19,456
Discontinued operations
(Loss) income from operations of discontinued subsidiaries (including gain on disposal of $51 in the second quarter of 2014)	$(1)	$244	$37	$128
Income tax expense	466	84	481	39

(Loss) income from discontinued operations	(467)	160	(444)	89
Net income	$11,042	$9,487	$22,033	$19,545

Basic earnings per share:
Income from continuing operations, net of taxes	$0.36	$0.30	$0.71	$0.62
Income from discontinued operations, net of taxes	(0.01)	—	(0.01)	—

Basic earnings per share	$0.35	$0.30	$0.70	$0.62
Diluted earnings per share:
Income from continuing operations, net of taxes	$0.36	$0.29	$0.70	$0.62
Income from discontinued operations, net of taxes	(0.01)	0.01	(0.01)	—

Diluted earnings per share	$0.35	$0.30	$0.69	$0.62
Weighted-average shares outstanding:
Basic	31,681,033	31,590,760	31,670,436	31,565,013
Diluted	31,974,253	31,655,988	31,950,313	31,633,535

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$11,042	$9,487	$22,033	$19,545
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities
Unrealized holding gain (loss) arising during period	6,340	(5,553)	14,438	(6,121)
Less: reclassification adjustment for net gain included in net income	(364)	(303)	(1,785)	(312)
Unrealized (loss) gain on interest-only strip of servicing assets	—	(2)	1	1
Income tax (expense) benefit related to items of other comprehensive income	(2,617)	2,397	(5,424)	2,648

Other comprehensive income (loss)	3,359	(3,461)	7,230	(3,784)

Comprehensive Income	$14,401	$6,026	$29,263	$15,761

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Gross Shares Issued and Outstanding	Treasury Shares	Net Shares Issued and Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2013	32,074,434	(577,894)	31,496,540	$257	$550,066	$5,418	$(107,519)	$(69,858)	$378,364
Adjustment for the cumulative effect on prior years of retrospectively applying the new method of accounting	—	—	—	—	—	—	(1,112)	—	(1,112)
Exercises of stock options	2,241	—	2,241	—	(291)	—	—	—	(291)
Exercises of stock warrants	106,056	—	106,056	—	1,289	—	—	—	1,289
Restricted stock awards	—	—	—	—	24	—	—	—	24
Share-based compensation expense	—	—	—	—	165	—	—	—	165
Comprehensive income:
Net income	—	—	—	—	—	—	19,545	—	19,545
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(3,784)	—	—	(3,784)

Total comprehensive income									15,761
Balance at June 30, 2013	32,182,731	(577,894)	31,604,837	$257	$551,253	$1,634	$(89,086)	$(69,858)	$394,200

Balance at January 1, 2014	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(73,212)	$(69,858)	$400,077
Exercises of stock options	33,695	—	33,695	—	418	—	—	—	418
Exercises of stock warrants	363	—	363	—	2	—	—	—	2
Restricted stock awards	65,348	—	65,348	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,051	—	—	—	1,051
Cash dividends	—	—	—	—	—	—	(4,463)	—	(4,463)
Comprehensive income:
Net income	—	—	—	—	—	—	22,033	—	22,033
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	7,230	—	—	7,230

Total comprehensive income									29,263
Balance at June 30, 2014	32,438,850	(577,894)	31,860,956	$257	$553,741	$(2,150)	$(55,642)	$(69,858)	$426,348

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$22,033	$19,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	813	997
Amortization of premiums and accretion of discounts on investment securities, net	1,221	1,443
Amortization of other intangible assets	82	82
Amortization of servicing assets	891	739
Amortization of investment in affordable housing partnership	276	402
Share-based compensation expense	1,051	189
Negative provision for credit losses	(7,166)	—
Gain on sales of investment securities	(1,785)	(312)
Gain on sales of loans	(1,045)	(4,513)
Loss on sales of other real estate owned	2	—
Loss on sales of subsidiaries	419	—
Valuation adjustment on other real estate owned	—	7
Origination of loans held for sale	(16,569)	(45,978)
Proceeds from sales of SBA loans guaranteed portion	14,009	60,562
Change in restricted cash	—	5,350
Change in accrued interest receivable	700	140
Change in cash surrender value of bank-owned life insurance	(447)	(463)
Change in prepaid expenses	(1,155)	(488)
Change in other assets	(3,622)	1,489
Change in income tax assets	5,202	(1,365)
Change in accrued interest payable	57	(9,205)
Change in stock warrants payable	—	82
Change in other liabilities	11,416	1,239

Net cash provided by operating activities	26,383	29,942

Cash flows from investing activities:
Proceeds from redemption of federal home loan bank and federal reserve bank stock	—	3,603
Proceeds from matured or called securities available for sale	36,553	40,247
Proceeds from sales of securities available for sale	126,056	24,764
Proceeds from sales of other real estate owned	734	548
Proceeds from sales of loans held for sale	—	5,380
Net proceeds from sales of subsidiaries	398	—
Change in loans receivable	(118,166)	(154,739)
Purchases of securities available for sale	(124,442)	(22,329)
Purchases of premises and equipment	(611)	(310)
Purchases of federal reserve bank stock	(2,643)	(978)

Net cash used in investing activities	(82,121)	(103,814)

Cash flows from financing activities:
Change in deposits	32,524	(34,050)
Change in short-term federal home loan bank advances	(28,135)	—
Redemption of federal home loan bank advances	(2,411)	(192)
Redemption of junior subordinated debentures	—	(82,406)
Proceeds from exercise of stock options	418	28
Proceeds from exercise of stock warrants	—	305
Cash dividend paid	(2,233)	—

Net cash provided by (used in) financing activities	163	(116,315)

Net decrease in cash and cash equivalents	(55,575)	(190,187)
Cash and cash equivalents at beginning of year	179,357	268,047

Cash and cash equivalents at end of period	$123,782	$77,860

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$6,396	$12,430
Income taxes paid	$8,916	$11,910
Non-cash activities:
Transfer of loans receivable to other real estate owned	$1,714	$800
Transfer of loans receivable to loans held for sale	$—	$8,010
Note receivable from sale of insurance subsidiaries	$1,394	$—
Conversion of stock warrants into common stock	$2	$983
Income tax (expense) benefit related to items of other comprehensive income	$(5,424)	$2,648
Change in unrealized (gain) loss in accumulated other comprehensive income	$(14,438)	$6,120
Cash dividend declared	$(2,230)	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2014 and 2013

Note 1 — Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Hanmi Bank (the “Bank”), a California state chartered bank, is a wholly owned subsidiary of Hanmi Financial. During the second quarter of 2014, we disposed of our other subsidiaries, Chun-Ha Insurance Services, Inc., a California corporation (“Chun-Ha”), and All World Insurance Services, Inc., a California corporation (“All World”). See “Note 3 — Sale of Insurance Subsidiaries and Discontinued Operations.”

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended June 30, 2014, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”).

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

Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2013 Annual Report on Form 10-K. During the three months ended June 30, 2014, we adopted an accounting policy related to accounting for investments in low-income housing tax credit according to Financial Accounting Standards Board (“FASB”) ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. See “Note 2 — Accounting for Investments in Qualified Affordable Housing Projects.”

Note 2 — Accounting for Investments in Qualified Affordable Housing Projects

The Bank invests in qualified affordable housing projects (low income housing) and previously accounted for them under the equity method of accounting. The Bank recognized its share of partnership losses in other operating expenses with the tax benefits recognized in the income tax provision. In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which amends ASC 323-720 to provide the ability to elect the proportional amortization method with the amortization expense and tax benefits recognized through the income tax provision. This ASU is effective for the annual period beginning after December 15, 2014, with early adoption being permitted. The Bank elected to early adopt the provisions of the ASU in the second quarter of 2014 and elected the proportional amortization method as retrospective transition. This accounting change in the amortization methodology resulted in changes to account for amortization recognized in prior periods, which impacted the balance of tax credit investments and related tax accounts. The investment amortization expense is presented as a component of the income tax provision.

The cumulative effect of the retrospective application of this accounting principle as of Jauary 1, 2012 was a negative $1.1 million. Net income in the three and six months ended June 30, 2013 decreased by $32,000 and $84,000, respectively, due to the change in accounting principle.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s Balance Sheets, Statement of Income and Statement of Cash Flows for the respective periods:

Hanmi Financial Corporations and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	As of December 31, 2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Assets
Cash and cash equivalents	$179,357	$—	$179,357
Securities available for sale	530,926	—	530,926
Loans receivable	2,177,498	—	2,177,498
Income tax assets	63,536	305	63,841
Other assets	104,222	(1,465)	102,757

Total assets	$3,055,539	$(1,160)	$3,054,379

Liabilities and stockholders’ equity
Liabilities	$2,654,302	$—	$2,654,302
Stockholders’ equity	401,237	(1,160)	400,077

Total liabilities and stockholders’ equity	$3,055,539	$(1,160)	$3,054,379

Hanmi Financial Corporations and Subsidiaries

Consolidated Statement of Income (Unaudited)

	For the Three Months Ended June 30, 2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$30,379	$—	$30,379
Interest expense	3,225	—	3,225

Net interest income	$27,154	$—	$27,154
Non-interest income	6,738	—	6,738
Non-interest expense	18,796	(189)	18,607

Income before provision for income taxes	$15,096	$189	$15,285
Provision for income taxes	5,737	221	5,958

Income from continuing operations	$9,359	$(32)	$9,327

Earnings per share from continuing operations
Basic	$0.30	$—	$0.30

Diluted	$0.29	$—	$0.29

	For the Six Months Ended June 30, 2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$59,774	$—	$59,774
Interest expense	7,016	—	7,016

Net interest income	$52,758	$—	$52,758
Non-interest income	13,887	—	13,887
Non-interest expense	36,640	(377)	36,263

Income before provision for income taxes	$30,005	$377	$30,382
Provision for income taxes	10,465	461	10,926

Income from continuing operations	$19,540	$(84)	$19,456

Earnings per share from continuing operations
Basic	$0.62	$—	$0.62
Diluted	$0.62	$—	$0.62

Hanmi Financial Corporations and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2013
	As Previously	Effect of Change in
	Reported	Accounting Principle	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net income	$19,629	$(84)	$19,545
Total adjustment in net income	10,313	84	10,397

Net cash provided by operating activities	$29,942	$—	$29,942
Cash flows from investing activities:
Net cash used in investing activities	(103,814)	—	(103,814)
Cash flows from financing activities:
Net cash used in financing activities	(116,315)	—	(116,315)

Net decrease in cash and cash equivalents	$(190,187)	$—	$(190,187)
Cash and cash equivalents at beginning of period	268,047	—	268,047

Cash and cash equivalents at end of period	$77,860	$—	$77,860

The Bank determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recognized as of June 30, 2014 or December 31, 2013. The investment in low income housing was $12.4 million and $3.0 million as of June 30, 2014 and December 31, 2013, respectively. The Bank’s unfunded commitments related to low income housing investments was $9.8 million as of June 30, 2014 and zero as of December 31, 2013. The Bank recognized $276,000 and $447,000 as a component of income tax expense during the three and six months ended June 30, 2014, respectively, and tax credits and other benefits received from the tax expenses were $423,000 and $665,000 during the three and six months ended June 30, 2014, respectively.

Note 3 — Sale of Insurance Subsidiaries and Discontinued Operations

In June 2014, Hanmi Financial sold its insurance subsidiaries, Chun-Ha and All World, and entered into a stock purchase agreement for their sale. The subsidiaries were classified as held for sale in April 2014 and accounted for as discontinued operations. The operations and cash flows of the businesses have been eliminated and in accordance with the provisions of ASC 205, Presentation of Financial Statements, the results are reported as discontinued operations for all periods presented.

Hanmi Financial completed the sale of its two insurance subsidiaries to Chunha Holding Corporation on June 30, 2014. The total sales price was $3.5 million, of which $2.0 million was paid upon signing. The $2.0 million was reduced by $1.6 million cash and cash equivalents included in net assets of Chun-Ha and All World, resulting in $398,000 net cash proceeds. The remaining $1.5 million will be payable in three equal installments on each anniversary of the closing date through June 30, 2017.

The sale resulted in a $51,000 gain and a $4,000 income tax benefit from operating loss, offset by a $470,000 capital gain tax and a $52,000 operating loss. Consequently, net loss from discontinued operations in the second quarter of 2014 was $467,000, or $0.01 per diluted share. The discontinued operations generated non-interest income, primarily in the line item for insurance commissions, of $2.7 million in the first six months of 2014 and $1.3 million in the first quarter of 2014. They also incurred non-interest expense in various line items of $2.7 million in the first six months of 2014 and $1.4 million in the first quarter of 2014.

Summarized financial information for our discontinued operations related to Chun-Ha and All World are as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$1,602	$1,396
Premises and equipment, net	90	79
Other intangible assets, net	1,089	1,171
Other assets	2,855	3,298

Total assets	$5,636	$5,944

Income tax payable	$415	$1,304
Accrued expenses and other liabilities	1,878	2,171

Total liabilities	$2,293	$3,475

Net assets of discontinued operations	$3,343	$2,469

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Non-interest (loss) income	$(52)	$244	$(14)	$128
Gain on disposal	51	—	51	—

(Loss) income before taxes	$(1)	$244	$37	$128
Provision for income taxes	466	84	481	39

Net (loss) income from discontinued operations	$(467)	$160	$(444)	$89

Note 4 — Investment Securities

The following is a summary of investment securities available for sale as of June 30, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
June 30, 2014
Mortgage-backed securities (1)	$215,542	$1,103	$2,010	$214,635
Collateralized mortgage obligations (1)	160,422	240	1,037	159,625
U.S. government agency securities	80,960	—	3,096	77,864
Municipal bonds-tax exempt	4,350	97	—	4,447
Municipal bonds-taxable	16,718	158	145	16,731
Corporate bonds	17,017	11	103	16,925
SBA loan pool securities	13,222	—	661	12,561
Other securities	3,030	—	91	2,939
Equity security	250	—	—	250

Total securities available for sale	$511,511	$1,609	$7,143	$505,977

December 31, 2013
Mortgage-backed securities (1)	$222,768	$317	$6,026	$217,059
Collateralized mortgage obligations (1)	130,636	274	3,217	127,693
U.S. government agency securities	90,852	—	7,316	83,536
Municipal bonds-tax exempt	13,857	110	30	13,937
Municipal bonds-taxable	33,361	73	1,080	32,354
Corporate bonds	21,013	8	186	20,835
U.S. treasury bills	19,998	—	1	19,997
SBA loan pool securities	13,598	—	969	12,629
Other securities	3,030	—	144	2,886

Total securities available for sale	$549,113	$782	$18,969	$530,926

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities

The amortized cost and estimated fair value of investment securities as of June 30, 2014, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2063, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Within one year	$699	$728
Over one year through five years	27,879	27,642
Over five years through ten years	74,439	72,430
Over ten years	32,280	30,667
Mortgage-backed securities	215,542	214,635
Collateralized mortgage obligations	160,422	159,625
Equity security	250	250

Total	$511,511	$505,977

FASB ASC 320, Investments – Debt and Equity Securities, requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the six months ended June 30, 2014.

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of June 30, 2014 and December 31, 2013:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross	Estimated	Number	Gross	Estimated	Number	Gross	Estimated	Number
	Unrealized	Fair	of	Unrealized	Fair	of	Unrealized	Fair	of
	Loss	Value	Securities	Loss	Value	Securities	Loss	Value	Securities
	(In thousands, except number of securities)
June 30, 2014
Mortgage-backed securities	$220	$21,601	5	$1,790	$68,558	24	$2,010	$90,159	29
Collateralized mortgage obligations	363	67,236	16	674	19,818	9	1,037	87,054	25
U.S. government agency securities	—	—	—	3,096	74,864	27	3,096	74,864	27
Municipal bonds-taxable	—	—	—	145	6,996	7	145	6,996	7
Corporate bonds	—	—	—	103	7,885	2	103	7,885	2
SBA loan pool securities	—	—	—	661	12,561	4	661	12,561	4
Other securities	—	—	—	91	2,935	5	91	2,935	5

Total	$583	$88,837	21	$6,560	$193,617	78	$7,143	$282,454	99

December 31, 2013
Mortgage-backed securities	$3,437	$170,324	51	$2,589	$30,947	12	$6,026	$201,271	63
Collateralized mortgage obligations	2,353	87,026	27	864	14,657	7	3,217	101,683	34
U.S. government agency securities	3,942	50,932	19	3,374	32,606	12	7,316	83,538	31
Municipal bonds-tax exempt	30	8,562	5	—	—	—	30	8,562	5
Municipal bonds-taxable	787	22,817	16	293	3,813	4	1,080	26,630	20
Corporate bonds	9	5,024	1	177	11,803	3	186	16,827	4
U.S. treasury bills	1	19,996	2	—	—	—	1	19,996	2
SBA loan pool securities	—	—	—	969	12,629	4	969	12,629	4
Other securities	48	1,957	3	96	929	3	144	2,886	6

Total	$10,607	$366,638	124	$8,362	$107,384	45	$18,969	$474,022	169

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2014 and December 31, 2013 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of June 30, 2014 and December 31, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of June 30, 2014 and December 31, 2013 were not other-than-temporarily impaired, and therefore, no impairment charges as of June 30, 2014 and December 31, 2013 were warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Gross realized gains on sales of investment securities	$365	$304	$1,786	$313
Gross realized losses on sales of investment securities	(1)	(1)	(1)	(1)

Net realized gains on sales of investment securities	$364	$303	$1,785	$312

Proceeds from sales of investment securities	$45,843	$15,764	$131,077	$24,764
Tax expense on sales of investment securities	$153	$127	$751	$131

For the three months ended June 30, 2014, there was a $364,000 net gain in earnings resulting from the sale of investment securities that had previously been recorded as net unrealized gains of $100,000 in comprehensive income. For the three months ended June 30, 2013, there was a $303,000 net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized gains of $812,000 in comprehensive income.

For the six months ended June 30, 2014, there was a $1.8 million net gain in earnings resulting from the sale of investment securities that had previously been recorded as net unrealized losses of $177,000 in comprehensive income. For the six months ended June 30, 2013, there was a $312,000 net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized gains of $856,000 in comprehensive income.

Investment securities available for sale with par values of $69.7 million and $47.6 million as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits and for other purposes as required or permitted by law.

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

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(In thousands)
Real estate loans:
Commercial property (1)
Retail	$561,654	$543,619
Hotel/Motel	338,128	322,927
Gas station	283,097	292,557
Other	797,176	731,617
Construction	1,467	—
Residential property	108,561	79,078

Total real estate loans	2,090,083	1,969,798
Commercial and industrial loans:
Commercial term	115,493	124,391
Commercial lines of credit	70,801	71,042
International loans	44,015	36,353

Total commercial and industrial loans	230,309	231,786
Consumer loans	28,843	32,505

Total gross loans	2,349,235	2,234,089
Allowance for loans losses	(51,886)	(57,555)
Deferred loan costs	3,461	964

Loans receivable, net	$2,300,810	$2,177,498

(1)	Includes owner-occupied property loans of $962.7 million and $957.3 million as of June 30, 2014 and December 31, 2013, respectively.

Accrued interest on loans receivable was $5.1 million and $5.4 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, loans receivable totaling $921.2 million and $568.7 million, respectively, were pledged to secure advances from the FHLB and the Federal Reserve Bank’s (“FRB”) federal discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the three months ended June 30, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2014
Balance at beginning of period	$390	$—	$—	$390
Origination of loans held for sale	8,124	2,091	—	10,215
Sales of loans held for sale	(5,944)	(815)	—	(6,759)
Principal payoffs and amortization	(2)	(2)	—	(4)

Balance at end of period	$2,568	$1,274	$—	$3,842

June 30, 2013
Balance at beginning of period	$5,769	$274	$—	$6,043
Origination of loans held for sale	21,752	1,082	—	22,834
Reclassification from loans receivable to loans held for sale	1,066	3,571	—	4,637
Sales of loans held for sale	(25,213)	(5,743)	—	(30,956)
Principal payoffs and amortization	(1)	(4)	—	(5)

Balance at end of period	$3,373	$(820)	$—	$2,553

For the three months ended June 30, 2014, there was no reclassification of loans receivable as loans held for sale, and loans held for sale of $6.8 million were sold. For the three months ended June 30, 2013, loans receivable of $4.6 million were reclassified as loans held for sale, and loans held for sale of $31.0 million were sold.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale by portfolio segment for the six months ended June 30, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2014
Balance at beginning of period	$—	$—	$—	$—
Origination of loans held for sale	14,393	2,176	—	16,569
Sales of loans held for sale	(11,818)	(899)	—	(12,717)
Principal payoffs and amortization	(7)	(3)	—	(10)

Balance at end of period	$2,568	$1,274	$—	$3,842

June 30, 2013
Balance at beginning of period	$7,977	$329	$—	$8,306
Origination of loans held for sale	43,092	2,886	—	45,978
Reclassification from loans receivable to loans held for sale	4,439	3,571	—	8,010
Sales of loans held for sale	(52,120)	(7,601)	—	(59,721)
Principal payoffs and amortization	(15)	(5)	—	(20)

Balance at end of period	$3,373	$(820)	$—	$2,553

For the six months ended June 30, 2014, there was no reclassification of loans receivable as loans held for sale, and loans held for sale of $12.7 million were sold. For the six months ended June 30, 2013, loans receivable of $8.0 million were reclassified as loans held for sale, and loans held for sale of $59.7 million were sold.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$56,593	$61,191	$57,555	$63,305
Charge-offs	(2,547)	(3,490)	(4,151)	(6,514)
Recoveries on loans previously charged off	1,741	1,867	5,992	2,581

Net loan (charge-offs) recoveries	(806)	(1,623)	1,841	(3,933)
(Negative provision) provision charged to operating expense	(3,901)	308	(7,510)	504

Balance at end of period	$51,886	$59,876	$51,886	$59,876

Allowance for off-balance sheet items:
Balance at beginning of period	$1,557	$1,628	$1,248	$1,822
Provision (negative provision) charged to operating expense	35	(308)	344	(502)

Balance at end of period	$1,592	$1,320	$1,592	$1,320

The allowance for off-balance sheet items is maintained at a level believed to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of June 30, 2014 and December 31, 2013, the allowance for off-balance sheet items amounted to $1.6 million and $1.2 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the provision for credit losses.

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended June 30, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2014
Allowance for loan losses:
Beginning balance	$44,230	$10,425	$633	$1,305	$56,593
Charge-offs	(60)	(2,474)	(13)	—	(2,547)
Recoveries on loans previously charged off	87	1,652	2	—	1,741
(Negative provision) provision	(3,954)	135	(82)	—	(3,901)

Ending balance	$40,303	$9,738	$540	$1,305	$51,886

Ending balance: individually evaluated for impairment	$2,448	$2,605	$113	$—	$5,166

Ending balance: collectively evaluated for impairment	$37,855	$7,133	$427	$1,305	$46,720

Loans receivable:
Ending balance	$2,090,083	$230,309	$28,843	$—	$2,349,235

Ending balance: individually evaluated for impairment	$35,616	$10,741	$1,529	$—	$47,886

Ending balance: collectively evaluated for impairment	$2,054,467	$219,568	$27,314	$—	$2,301,349

June 30, 2013
Allowance for loan losses:
Beginning balance	$46,328	$11,064	$1,795	$2,004	$61,191
Charge-offs	(2,289)	(1,165)	(36)	—	(3,490)
Recoveries on loans previously charged off	1,101	760	6	—	1,867
Provision (negative provision)	1,256	459	119	(1,526)	308

Ending balance	$46,396	$11,118	$1,884	$478	$59,876

Ending balance: individually evaluated for impairment	$711	$4,328	$385	$—	$5,424

Ending balance: collectively evaluated for impairment	$45,685	$6,790	$1,499	$478	$54,452

Loans receivable:
Ending balance	$1,964,853	$187,156	$35,380	$—	$2,187,389

Ending balance: individually evaluated for impairment	$28,267	$15,760	$1,647	$—	$45,674

Ending balance: collectively evaluated for impairment	$1,936,586	$171,396	$33,733	$—	$2,141,715

The following table details the information on the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2014
Allowance for loan losses:
Beginning balance	$43,550	$11,287	$1,427	$1,291	$57,555
Charge-offs	(1,188)	(2,896)	(67)	—	(4,151)
Recoveries on loans previously charged off	3,005	2,973	14	—	5,992
(Negative provision) provision	(5,064)	(1,626)	(834)	14	(7,510)

Ending balance	$40,303	$9,738	$540	$1,305	$51,886

Ending balance: individually evaluated for impairment	$2,448	$2,605	$113	$—	$5,166

Ending balance: collectively evaluated for impairment	$37,855	$7,133	$427	$1,305	$46,720

Loans receivable:
Ending balance	$2,090,083	$230,309	$28,843	$—	$2,349,235

Ending balance: individually evaluated for impairment	$35,616	$10,741	$1,529	$—	$47,886

Ending balance: collectively evaluated for impairment	$2,054,467	$219,568	$27,314	$—	$2,301,349

June 30, 2013
Allowance for loan losses:
Beginning balance	$49,472	$10,636	$2,280	$917	$63,305
Charge-offs	(3,575)	(2,740)	(199)	—	(6,514)
Recoveries on loans previously charged off	1,282	1,244	55	—	2,581
(Negative provision) provision	(783)	1,978	(251)	(440)	504

Ending balance	$46,396	$11,118	$1,885	$477	59,876

Ending balance: individually evaluated for impairment	$711	$4,328	$385	$—	5,424

Ending balance: collectively evaluated for impairment	$45,685	$6,790	$1,500	$477	54,452

Loans receivable:
Ending balance	$1,964,853	$187,156	$35,380	$—	2,187,389

Ending balance: individually evaluated for impairment	$28,267	$15,760	$1,647	$—	45,674

Ending balance: collectively evaluated for impairment	$1,936,586	$171,396	$33,733	$—	2,141,715

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

As of June 30, 2014 and December 31, 2013, pass/pass-watch (grade 0-4), criticized (grade 5) and classified (grade 6-7) loans, disaggregated by loan class, were as follows:

	Pass/Pass-Watch (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total Loans
	(In thousands)
June 30, 2014
Real estate loans:
Commercial property
Retail	$549,750	$6,625	$5,279	$561,654
Hotel/Motel	325,745	7,386	4,997	338,128
Gas station	273,300	1,846	7,951	283,097
Other	773,540	10,903	12,733	797,176
Construction	1,467	—	—	1,467
Residential property	106,801	—	1,760	108,561
Commercial and industrial loans:
Commercial term	103,734	1,953	9,806	115,493
Commercial lines of credit	69,070	—	1,731	70,801
International loans	43,764	251	—	44,015
Consumer loans	26,795	148	1,900	28,843

Total gross loans	$2,273,966	$29,112	$46,157	$2,349,235

December 31, 2013
Real estate loans:
Commercial property
Retail	$531,014	$5,309	$7,296	$543,619
Hotel/Motel	308,483	1,796	12,648	322,927
Gas station	279,636	3,104	9,817	292,557
Other	690,481	8,524	32,612	731,617
Residential property	77,422	—	1,656	79,078
Commercial and industrial loans:
Commercial term	107,712	2,007	14,672	124,391
Commercial lines of credit	69,823	—	1,219	71,042
International loans	35,777	576	—	36,353
Consumer loans	30,044	163	2,298	32,505

Total gross loans	$2,130,392	$21,479	$82,218	$2,234,089

The following is an aging analysis of past due loans, disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	Accruing 90 Days or More Past Due
	(In thousands)
June 30, 2014
Real estate loans:
Commercial property
Retail	$820	$—	$732	$1,552	$560,102	$561,654	$—
Hotel/Motel	53	—	2,462	2,515	335,613	338,128	—
Gas station	166	—	3,947	4,113	278,984	283,097	—
Other	356	11	930	1,297	795,879	797,176	—
Construction	—	—	—	—	1,467	1,467	—
Residential property	884	—	113	997	107,564	108,561	—
Commercial and industrial loans:
Commercial term	1,975	587	2,623	5,185	110,308	115,493	—
Commercial lines of credit	140	795	—	935	69,866	70,801	—
International loans	—	—	—	—	44,015	44,015	—
Consumer loans	249	21	46	316	28,527	28,843	—

Total gross loans	$4,643	$1,414	$10,853	$16,910	$2,332,325	$2,349,235	$—

December 31, 2013
Real estate loans:
Commercial property
Retail	$202	$426	$2,196	$2,825	$540,794	$543,619	$—
Hotel/Motel	1,087	—	1,532	2,619	320,308	322,927	—
Gas station	141	410	153	704	291,853	292,557	—
Other	423	2,036	839	3,297	728,320	731,617	—
Residential property	—	122	279	401	78,677	79,078	—
Commercial and industrial loans:
Commercial term	1,443	886	3,269	5,598	118,793	124,391	—
Commercial lines of credit	—	150	250	400	70,642	71,042	—
International loans	—	—	—	—	36,353	36,353	—
Consumer loans	311	42	77	430	32,075	32,505	—

Total gross loans	$3,607	$4,072	$8,595	$16,274	$2,217,815	$2,234,089	$—

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
	(In thousands)
June 30, 2014
Real estate loans:
Commercial property
Retail	$5,198	$5,427	$2,665	2,533	$403
Hotel/Motel	4,627	5,337	4,166	461	1,500
Gas station	12,400	12,905	11,779	621	238
Other	10,569	11,905	8,475	2,094	307
Residential property	2,822	2,942	2,822	—	—
Commercial and industrial loans:
Commercial term	8,952	9,429	2,400	6,552	2,570
Commercial lines of credit	704	799	521	183	3
International loans	1,085	1,085	450	635	32
Consumer loans	1,529	1,664	622	907	113

Total gross loans	$47,886	$51,493	$33,900	$13,986	$5,166

December 31, 2013
Real estate loans:
Commercial property
Retail	$6,244	$6,332	$3,767	$2,477	$305
Hotel/Motel	6,200	6,940	4,668	1,532	1,183
Gas station	9,389	9,884	8,592	797	209
Other	11,451	12,882	9,555	1,896	351
Residential property	2,678	2,773	2,678	—	—
Commercial and industrial loans:
Commercial term	13,834	14,308	2,929	10,905	3,806
Commercial lines of credit	614	686	173	441	252
International loans	1,087	1,087	286	801	78
Consumer loans	1,569	1,671	644	925	284

Total gross loans	$53,066	$56,563	$33,292	$19,774	$6,468

The following table provides information on impaired loans, disaggregated by loan class, as of the dates indicated:

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized for the Six Months Ended
	(In thousands)
June 30, 2014
Real estate loans:
Commercial property
Retail	$5,286	$108	$6,295	$179
Hotel/Motel	4,712	80	4,121	129
Gas station	12,432	181	10,944	369
Other	10,624	228	11,124	451
Residential property	2,833	30	2,692	57
Commercial and industrial loans:
Commercial term	9,085	140	10,952	317
Commercial lines of credit	713	11	729	25
International loans	1,131	—	1,130	—
Consumer loans	1,535	16	1,547	30

Total gross loans	$48,351	$794	$49,534	$1,557

June 30, 2013
Real estate loans:
Commercial property
Retail	$3,098	$24	$4,193	$78
Hotel/Motel	3,944	121	3,940	257
Gas station	8,739	173	8,773	340
Other	9,583	290	9,919	536
Residential property	3,027	31	3,043	59
Commercial and industrial loans:
Commercial term	13,687	263	13,836	501
Commercial lines of credit	1,060	9	1,286	24
International loans	1,330	—	1,414	—
Consumer loans	1,649	15	1,646	27

Total gross loans	$46,117	$926	$48,050	$1,822

The following is a summary of interest foregone on impaired loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,215	$1,057	$2,427	$2,125
Less: Interest income recognized on impaired loans	(794)	(926)	(1,557)	(1,822)

Interest foregone on impaired loans	$421	$131	$870	$303

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

The following table details non-accrual loans, disaggregated by loan class, as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(In thousands)
Real estate loans:
Commercial property
Retail	$2,802	$2,946
Hotel/Motel	3,631	5,200
Gas station	5,356	2,492
Other	4,369	4,808
Residential property	1,162	1,365
Commercial and industrial loans:
Commercial term	5,965	7,146
Commercial lines of credit	521	423
Consumer loans	1,575	1,497

Total non-accrual loans	$25,381	$25,877

The following table details non-performing assets as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(In thousands)
Non-accrual loans	$25,381	$25,877
Loans 90 days or more past due and still accruing	—	—

Total non-performing loans	25,381	25,877
Other real estate owned	1,714	756

Total non-performing assets	$27,095	$26,633

Loans on non-accrual status, excluding loans held for sale, totaled $25.4 million as of June 30, 2014, compared to $25.9 million as of December 31, 2013, representing a 1.9 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $16.9 million as of June 30, 2014, compared to $16.3 million as of December 31, 2013, representing a 3.9 percent increase.

As of June 30, 2014, other real estate owned (“OREO”) consisted of two properties in California with a combined carrying value of $1.7 million and no valuation adjustment. As of December 31, 2013, there were three OREOs located in Washington and California with a combined carrying value of $756,000 and a valuation adjustment of $56,000.

Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which clarifies the guidance for evaluating whether a restructuring constitutes a TDR. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the purposes of measuring impairment of loans that are newly considered impaired, the guidance should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.

As a result of the amendments in ASU 2011-02, we reassessed all restructurings that occurred on or after the beginning of the annual period and identified certain receivables as TDRs. Upon identifying those receivables as TDRs, we considered them impaired and applied the impairment measurement guidance prospectively for those receivables newly identified as impaired.

The following table details troubled debt restructurings, disaggregated by concession type and by loan type, as of June 30, 2014 and December 31, 2013:

	Non-Accrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In thousands)
June 30, 2014
Real estate loans:
Commercial property
Retail	$—	$—	$—	$2,614	$2,614	$309	$—	$—	$—	$309
Hotel/Motel	1,200	738	—	—	1,938	996	—	—	—	996
Gas station	1,138	—	—	—	1,138	363	—	—	—	363
Other	—	1,199	494	62	1,755	3,334	—	798	1,380	5,512
Residential property	769	—	—	—	769	—	—	—	313	313
Commercial and industrial loans:
Commercial term	62	4	1,246	902	2,214	129	227	2,169	2,286	4,811
Commercial lines of credit	238	—	140	143	521	—	—	183	—	183
Consumer loans	—	—	139	—	139	—	—	—	—	—

Total	$3,407	$1,941	$2,019	$3,721	$11,088	$5,131	$227	$3,150	$3,979	$12,487

December 31, 2013
Real estate loans:
Commercial property
Retail	$—	$—	$—	$750	$750	$—	$—	$—	$474	$474
Hotel/Motel	1,272	758	—	—	2,030	1,000	—	—	—	1,000
Gas station	1,291	—	729	—	2,020	365	—	—	2,609	2,974
Other	403	1,279	555	—	2,237	2,956	—	1,253	2,027	6,236
Residential property	795	—	—	—	795	—	—	—	—	—
Commercial and industrial loans:
Commercial term	25	206	1,449	851	2,531	1,203	—	2,286	3,817	7,306
Commercial lines of credit	—	—	—	173	173	—	—	191	—	191
International loans	—	—	—	—	—	—	—	1,087	—	1,087
Consumer loans	—	—	—	—	—	—	—	149	—	149

Total	$3,786	$2,243	$2,733	$1,774	$10,536	$5,524	$—	$4,966	$8,927	$19,417

As of June 30, 2014 and December 31, 2013, total TDRs, excluding loans held for sale, were $23.6 million and $30.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At June 30, 2014 and December 31, 2013, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $2.6 million and $2.8 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details troubled debt restructurings, disaggregated by loan class, for the three months ended June 30, 2014 and 2013:

	June 30, 2014			June 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$2,002	$1,882	—	$—	$—
Other (2)	1	$65	$62	1	$148	$140
Residential property (3)	1	316	313	—	—	—
Commercial and industrial loans:
Commercial term (4)	2	59	53	6	518	498
Commercial lines of credit (5)	1	146	140	—	—	—
Consumer loans (6)	—	—	—	1	149	149

Total	6	$2,588	$2,450	8	$815	$787

(1)	Includes a modification of $1.9 million through an extension of maturity for the three months ended June 30, 2014.
(2)	Includes a modification of $62,000 through an extension of maturity for the three months ended June 30, 2014 and a modification of $140,000 through a reduction of principal or accrued interest for the three months ended June 30, 2013.
(3)	Includes a modification of $313,000 through an extension of maturity for the three months ended June 30, 2014.
(4)	Includes modifications of $41,000 through a payment deferral and $12,000 through a reduction of principal or accrued interest for the three months ended June 30, 2014, and modifications of $42,000 through a reduction of principal or accrued interest and $456,000 through extensions of maturity for the three months ended June 30, 2013.
(5)	Includes a modification of $140,000 through a reduction of principal or accrued interest for the three months ended June 30, 2014.
(6)	Includes a modification of $149,000 through a reduction of principal or accrued interest for the three months ended June 30, 2013.

During the three months ended June 30, 2014, we restructured monthly payments on six loans, with a net carrying value of $2.5 million as of June 30, 2014, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructurings, disaggregated by loan class, for the six months ended June 30, 2014 and 2013:

	June 30, 2014			June 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$2,002	$1,882	—	$—	$—
Other (2)	2	1,011	1,005	1	153	140
Residential property (3)	1	317	313	—	—	—
Commercial and industrial loans:
Commercial term (4)	5	327	287	8	772	699
Commercial lines of credit (5)	2	400	378	—	—	—
International loans (6)	—	—	—	2	1,584	1,280
Consumer loans (7)	—	—	—	1	149	149

Total	11	$4,057	$3,865	12	$2,658	$2,268

(1)	Includes a modification of $1.9 million through an extension of maturity for the six months ended June 30, 2014.
(2)	Includes modifications of $62,000 through an extension of maturity and $943,000 through a payment deferral for the six months ended June 30, 2014, and a modification of $140,000 through a reduction of principal or accrued interest for the six months ended June 30, 2013.
(3)	Includes a modification of $313,000 through an extension of maturity for the six months ended June 30, 2014.
(4)	Includes modifications of $41,000 through a payment deferral, $65,000 through reductions of principal or accrued interest and $181,000 through an extension of maturity for the six months ended June 30, 2014, and modifications of $7,000 through a payment deferral, $42,000 through a reduction of principal or accrued interests and $650,000 through extensions of maturity for the six months ended June 30, 2013.
(5)	Includes modifications of $140,000 through a reduction of principal or accrued interest and $238,000 through a payment deferral for the six months ended June 30, 2014.
(6)	Includes a modification of $1.3 million through reductions of principal or accrued interest for the six months ended June 30, 2013.
(7)	Includes a modification of $149,000 through a reduction of principal or accrued interest for the six months ended June 30, 2013.

During the six months ended June 30, 2014, we restructured monthly payments on eleven loans, with a net carrying value of $3.9 million as of June 30, 2014, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructurings that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail	—	$—	—	$—	1	$309	—	$—
Hotel/Motel	—	—	—	—	1	996	—	—
Gas station	—	—	—	—	—	—	1	1,274
Other	—	—	1	140	1	364	1	140
Commercial and industrial loans:
Commercial term	2	212	5	341	2	212	5	341
Commercial lines of credit	1	140	—	—	1	140	—	—

Total	3	$352	6	$481	6	$2,021	7	$1,755

Servicing Assets

The changes in servicing assets for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$6,833	$5,542
Additions	413	1,580
Amortization	(891)	(739)

Balance at end of period	$6,355	$6,383

At June 30, 2014 and 2013, we serviced loans sold to unaffiliated parties in the amounts of $333.0 million and $330.4 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

Note 6 — Income Taxes

The Company’s income tax expenses for the continuing operations were $6.9 million for the three months ended June 30, 2014, compared to $6.0 million for the same period in 2013. The effective income tax rate was 37.37 percent for the three months ended June 30, 2014, compared to 38.98 percent for the same period in 2013. The decrease in the effective tax rate for the three months ended June 30, 2014, as compared to the same period in 2013, was due mainly to a $400,000 discrete deferred tax benefit generated from the sale of the insurance businesses and tax benefits to be realized from investments in low income tax credit funds, which further reduced tax rates in the quarter, offset by the expiration of the California EZ net interest deduction and EZ hiring credits. Management concluded that deferred tax assets were more likely than not to be realized, and therefore, no valuation allowance was required as of June 30, 2014.

As of June 30, 2014, the Company was subject to examinations by various federal and state tax authorities for the tax years ended December 31, 2004 through 2012. As of June 30, 2014, the Company was subjected to audits or examinations by the Internal Revenue Service for the 2009 tax year and the California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the results of the audits.

Note 7 — Stockholders’ Equity

Stock Warrants

As part of the agreement dated as of July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until their expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Stock, which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility was based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption was based on the contract term of five years. The dividend yield of zero was based on the fact that we had no intention to pay cash dividends for the term at the grant date. The risk free rate of 2.07 percent used for the warrants was equal to the zero coupon rate in effect at the time of the grant.

Upon re-measuring the fair value of the stock warrants at June 30, 2014, the fair value decreased to $400 for the three months ended June 30, 2014. We used a weighted average expected stock volatility of 26.41 percent and a remaining contractual life of 1.1 years based on the contract terms. We also used a dividend yield of 1.30 percent and a risk free rate of 0.35 percent that was equal to the zero coupon rate in effect at the end of the measurement period.

Note 8 — Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended June 30, 2014 and 2013 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax (Expense) Benefit	Total
	(In thousands)
For the three months ended June 30 2014:
Balance at beginning of period	$(11,510)	$17	$5,984	$(5,509)
Other comprehensive income (loss) before reclassification	6,340	—	(2,617)	3,723
Reclassification from accumulated other comprehensive income	(364)	—	—	(364)

Period change	5,976	—	(2,617)	3,359

Balance at end of period	$(5,534)	$17	$3,367	$(2,150)

For the three months ended June 30, 2013:
Balance at beginning of period	$6,771	$19	$(1,695)	$5,095
Other comprehensive (loss) income before reclassification	(5,553)	(2)	2,397	(3,158)
Reclassification from accumulated other comprehensive income	(303)	—	—	(303)

Period change	(5,856)	(2)	2,397	(3,461)

Balance at end of period	$915	$17	$702	$1,634

For the three months ended June 30, 2014, there were a $3.7 million of net unrealized gain on available-for-sale securities and interest-only strip, and a $364,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $364,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $100,000 in accumulated other comprehensive income.

For the three months ended June 30, 2013, there were a $3.2 million of net unrealized loss on available-for-sale securities and interest-only strip, and a $303,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $303,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $812,000 in accumulated other comprehensive income.

Activity in accumulated other comprehensive income for the six months ended June 30, 2014 and 2013 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax (Expense) Benefit	Total
	(In thousands)
For the six months ended June 30 2014:
Balance at beginning of period	$(18,187)	$16	$8,791	$(9,380)
Other comprehensive income (loss) before reclassification	14,438	1	(5,424)	9,015
Reclassification from accumulated other comprehensive income	(1,785)	—	—	(1,785)

Period change	12,653	1	(5,424)	7,230

Balance at end of period	$(5,534)	$17	$3,367	$(2,150)

For the six months ended June 30, 2013:
Balance at beginning of period	$7,348	$16	$(1,946)	$5,418
Other comprehensive (loss) income before reclassification	(6,121)	1	2,648	(3,472)
Reclassification from accumulated other comprehensive income	(312)	—	—	(312)

Period change	(6,433)	1	2,648	(3,784)

Balance at end of period	$915	$17	$702	$1,634

For the six months ended June 30, 2014, there were a $9.0 million of net unrealized gain on available-for-sale securities and interest-only strip, and a $1.8 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.8 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized losses of $177,000 in accumulated other comprehensive income.

For the six months ended June 30, 2013, there were a $3.5 million of net unrealized loss on available-for-sale securities and interest-only strip, and a $312,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption of available-for-sale securities. The $312,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under non-interest income. The securities were previously recorded as unrealized gains of $856,000 in accumulated other comprehensive income.

Note 9 — Regulatory Matters

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

The capital ratios of Hanmi Financial and the Bank as of June 30, 2014 and December 31, 2013 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
June 30, 2014
Total capital (to risk-weighted assets):
Hanmi Financial	$456,689	17.92%	$203,828	8.00%	N/A	N/A
Hanmi Bank	$436,987	17.17%	$203,562	8.00%	$254,453	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$424,280	16.65%	$101,914	4.00%	N/A	N/A
Hanmi Bank	$404,913	15.91%	$101,781	4.00%	$152,672	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$424,280	14.09%	$120,415	4.00%	N/A	N/A
Hanmi Bank	$404,913	13.49%	$120,056	4.00%	$150,070	5.00%
December 31, 2013
Total capital (to risk-weighted assets):
Hanmi Financial	$426,614	17.48%	$195,210	8.00%	N/A	N/A
Hanmi Bank	$409,095	16.79%	$194,880	8.00%	$243,600	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$395,763	16.26%	$97,605	4.00%	N/A	N/A
Hanmi Bank	$378,295	15.53%	$97,440	4.00%	$146,160	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$395,763	13.62%	$116,249	4.00%	N/A	N/A
Hanmi Bank	$378,295	13.05%	$115,984	4.00%	$144,980	5.00%

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

Note 10 — Fair Value Measurements

Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three-level fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are defined as follows:

•	Level 1— Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2— Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•	Level 3— Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument below:

Investment securities available for sale – The fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, SBA loan pool securities, and equity securities in market that are not active. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from nationally recognized pricing services to value our fixed income securities. The fair value of the municipal bonds is determined based on a proprietary model maintained by the broker-dealers. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.

As of June 30, 2014, we had a zero coupon tax credit municipal bond of $728,000 compared to $748,000 as of December 31, 2013. This bond was recorded at estimated fair value using a discounted cash flow method, and was measured on a recurring basis with Level 3 inputs. Key assumptions used in measuring the fair value of the tax credit bond as of June 30, 2014 were discount rate and cash flows. The discount rate was derived from the term structure of Bank Qualified (“BQ”) “BBB” rated municipal bonds, as the tax credit bond’s guarantee had the similar credit strength. The contractual future cash flows were the tax credits to be received for a remaining life of 0.74 year. We do not anticipate a significant deterioration of the tax credit bond’s credit quality. Management reviews the discount rate on an ongoing basis based on current market rates.

SBA loans held for sale – SBA loans held for sale are carried at the lower of cost or fair value. As of June 30, 2014 and December 31, 2013, we had $3.8 million and zero of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At June 30, 2014 and December 31, 2013, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Non-performing loans held for sale – We reclassify certain non-performing loans as held for sale when we decide to sell those loans. The fair value of non-performing loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Non-performing loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of June 30, 2014 and December 31, 2013, we did not have non-performing loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

Stock warrants – The Company followed the guidance of FASB ASC Topic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Stock, which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing modeling and was measured on a recurring basis with Level 3 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended June 30, 2014. As of June 30, 2014 and December 31, 2013, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
		(In thousands)
June 30, 2014
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$214,635	$—	$214,635
Collateralized mortgage obligations	—	159,625	—	159,625
U.S. government agency securities	77,864	—	—	77,864
Municipal bonds-tax exempt	—	3,719	728	4,447
Municipal bonds-taxable	—	16,731	—	16,731
Corporate bonds	—	16,925	—	16,925
SBA loan pools securities	—	12,561	—	12,561
Other securities	—	2,939	—	2,939
Equity security	—	250	—	250

Total securities available for sale	$77,864	$427,385	$728	$505,977

December 31, 2013
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$217,059	$—	$217,059
Collateralized mortgage obligations	—	127,693	—	127,693
U.S. government agency securities	83,536	—	—	83,536
Municipal bonds-tax exempt	—	13,189	748	13,937
Municipal bonds-taxable	—	32,354	—	32,354
Corporate bonds	—	20,835	—	20,835
U.S. treasury bills	19,997	—	—	19,997
SBA loan pools securities	—	12,629	—	12,629
Other securities	—	2,886	—	2,886

Total securities available for sale	$103,533	$426,645	$748	$530,926

Liabilities:
Stock warrants	$—	$—	$2	$2

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

	Beginning Balance as of January 1, 2014	Purchases, Issuances and Settlement	Realized Gains or Losses in Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of June 30, 2014
			(In thousands)
Assets:
Municipal bonds-tax exempt (1)	$748	$—	$—	$(20)	$728
Liabilities:
Stock warrants (2)	$2	$(2)	$—	$—	$—

(1)	Reflects a zero coupon tax credit municipal bond. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $699,000 with a remaining life of 0.74 year at June 30, 2014.
(2)	Reflects warrants for our common stock issued in connection with services Cappello Capital Corp. provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. See “Note 7 – Stockholders’ Equity” for more details. The carrying value at June 30, 2014 was $400.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of June 30, 2014 and December 31, 2013, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Six Months Ended June 30, 2014
		(In thousands)
June 30, 2014
Assets:
Impaired loans (1)	$—	$32,714	$3,251	$2,301
Other real estate owned (2)	—	1,714	—	17

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2013
		(In thousands)
December 31, 2013
Assets:
Impaired loans (3)	$—	$36,254	$1,738	$2,431
Other real estate owned (4)	—	756	—	10

(1)	Include real estate loans of $33.2 million, commercial and industrial loans of $1.4 million, and consumer loans of $1.4 million.
(2)	Includes properties from the foreclosure of real estate loans of $1.7 million.
(3)	Include real estate loans of $32.2 million, commercial and industrial loans of $2.8 million, and consumer loans of $1.3 million.
(4)	Includes properties from the foreclosure of real estate loans of $756,000.

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

The estimated fair values of financial instruments were as follows:

	June 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$123,782	$123,782	$—	$—
Securities available for sale	505,977	77,864	427,385	728
Loans receivable, net of allowance for loan losses	2,300,810	—	—	2,298,104
Loans held for sale	3,842	—	3,842	—
Accrued interest receivable	6,355	6,355	—	—
Investment in federal home loan bank stock	16,385	16,385	—	—
Investment in federal reserve bank stock	11,514	11,514	—	—
Financial liabilities:
Noninterest-bearing deposits	910,320	—	910,320
Interest-bearing deposits	1,634,529	—	—	1,622,879
Borrowings	97,000	—	—	97,000
Accrued interest payable	3,423	3,423	—	—
Off-balance sheet items:
Commitments to extend credit	271,225	—	—	271,225
Standby letters of credit	8,310	—	—	8,310

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$179,357	$179,357	$—	$—
Securities available for sale	530,926	103,533	426,645	748
Loans receivable, net of allowance for loan losses	2,177,498	—	—	2,204,069
Loans held for sale	—	—	—	—
Accrued interest receivable	7,055	7,055	—	—
Investment in federal home loan bank stock	14,060	14,060	—	—
Investment in federal reserve bank stock	11,196	11,196	—	—
Financial liabilities:
Noninterest-bearing deposits	819,015	—	819,015
Interest-bearing deposits	1,693,310	—	—	1,693,739
Borrowings	127,546	—	—	127,249
Accrued interest payable	3,366	3,366	—	—
Off-balance sheet items:
Commitments to extend credit	246,161	—	—	246,161
Standby letters of credit	8,926	—	—	8,926

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

Note 11 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended June 30, 2014 and 2013, share-based compensation expense was $447,000 and $92,000, respectively, and the related tax benefits on non-qualified stock options were $72,000 and $21,000, respectively. For the six months ended June 30, 2014 and 2013, share-based compensation expense was $1.1 million and $189,000, respectively, and the related tax benefits on non-qualified stock options were $183,000 and $32,000, respectively.

Unrecognized Share-Based Compensation Expense

As of June 30, 2014, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In thousands)
Stock option awards	$1,606	2.1 years
Restricted stock awards	2,444	2.4 years

Total unrecognized share-based compensation expense	$4,050	2.3 years

The table below provides stock option information for the three months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	502,188	$24.31	8.6 years	$3,873	(1)
Options granted	105,000	$21.87	9.9 years
Options exercised	(18,500)	$12.54	8.0 years
Options forfeited	(6,500)	$12.54	8.5 years
Options expired	(275)	$144.00	1.8 years

Options outstanding at end of period	581,913	$24.32	8.6 years	$2,168	(2)

Options exercisable at end of period	96,663	$61.05	5.6 years	$560	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $23.30 as of March 31, 2014, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.08 as of June 30, 2014, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	546,595	$28.09	8.4 years	$3,384	(1)
Options granted	105,000	$21.87	9.9 years
Options exercised	(33,695)	$12.54	8.2 years
Options forfeited	(7,875)	$12.54	8.5 years
Options expired	(28,112)	$105.91	.5 years

Options outstanding at end of period	581,913	$24.32	8.6 years	$2,168	(2)

Options exercisable at end of period	96,663	$61.05	5.6 years	$560	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.89 as of December 31, 2013, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.08 as of June 30, 2014, over the exercise price, multiplied by the number of options.

There were 18,500 and 33,695 stock options exercised during the three and six months ended June 30, 2014, compared to 562 and 2,241 stock options exercised during the same periods in 2013.

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

The table below provides information for restricted stock awards for the three and six months ended June 30, 2014:

	Three Months Ended		Six Months Ended
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	122,082	$16.82	116,082	$16.43
Restricted stock granted	48,348	$22.30	66,348	$22.46
Restricted stock vested	(3,098)	$12.42	(15,098)	$20.12
Restricted stock forfeited	(1,000)	$22.25	(1,000)	$22.25

Restricted stock at end of period	166,332	$18.46	166,332	$18.46

Note 12 — Earnings Per Share

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2014			2013
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
		(In thousands, except share and per share data)
Three months ended June 30:
Basic EPS
Income from continuing operations, net of taxes	$11,509	31,681,033	$0.36	$9,327	31,590,760	$0.30
(Loss) income from discontinued operations, net of taxes	(467)	31,681,033	(0.01)	160	31,590,760	—

Basic EPS	$11,042	31,681,033	$0.35	$9,487	31,590,760	$0.30
Effect of dilutive securities—options, warrants and unvested restricted stock	—	293,220	—	—	65,228	—
Diluted EPS
Income from continuing operations, net of taxes	$11,509	31,974,253	$0.36	$9,327	31,655,988	$0.30
(Loss) income from discontinued operations, net of taxes	(467)	31,974,253	(0.01)	160	31,655,988	—

Diluted EPS	$11,042	31,974,253	$0.35	$9,487	31,655,988	$0.30

Six months ended June 30:
Basic EPS
Income from continuing operations, net of taxes	$22,477	31,670,436	$0.71	$19,456	31,565,013	$0.62
(Loss) income from discontinued operations, net of taxes	(444)	31,670,436	(0.01)	89	31,565,013	—

Basic EPS	$22,033	31,670,436	$0.70	$19,545	31,565,013	$0.62
Effect of dilutive securities—options, warrants and unvested restricted stock	—	279,877	—	—	68,522	—
Diluted EPS
Income from continuing operations, net of taxes	$22,477	31,950,313	$0.70	$19,456	31,633,535	$0.62
(Loss) income from discontinued operations, net of taxes	(444)	31,950,313	(0.01)	89	31,633,535	—

Diluted EPS	$22,033	31,950,313	$0.69	$19,545	31,633,535	$0.62

For the three months ended June 30, 2014 and 2013, stock options totaling 88,975 and 74,275, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2014 and 2013, stock options totaling 58,975 and 74,275, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Note 13 — Off-Balance Sheet Commitments

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Commitments to extend credit	$271,225	$246,161
Standby letters of credit	8,310	8,926
Commercial letters of credit	4,066	4,179
Unused credit card lines	1,495	12,223

Total undisbursed loan commitments	$285,096	$271,489

Note 14 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through June 30, 2015.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of June 30, 2014, the Bank had no brokered deposits.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of June 30, 2014, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $630.7 million and $533.7 million, respectively, compared to $343.3 million and $215.8 million, respectively, as of December 31, 2013. The Bank’s FHLB borrowings as of June 30, 2014 and December 31, 2013 totaled $97.0 million and $127.5 million, respectively, which represented 3.13 percent and 4.17 percent of assets as of June 30, 2014 and December 31, 2013, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $70.6 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $95.4 million, and had no borrowings as of June 30, 2014. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million. The Bank established unsecured federal funds lines of credit totaling $95.0 million from three financial institutions in June 2014 primarily to support short-term liquidity.

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

Note 15 — Segment Reporting

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

Note 16 — Subsequent Events

In connection with Hanmi Financial’s acquisition of Central Bancorp, Inc. (“CBI”), the Bank received notice of approval from the Federal Reserve Bank of San Francisco on July 17, 2014. On August 1, 2014, Hanmi Financial, received a waiver of the application requirements under the Bank Holding Company Act of 1956 from the Federal Reserve Bank of San Francisco, acting on delegated authority from the Board of Governors of the Federal Reserve System, in connection with the proposed merger of CBI with and into Hanmi Financial and the proposed merger of United Central Bank (“UCB”), the Texas state-chartered bank subsidiary of CBI, with and into Hanmi Bank.

On August 4, 2014, the California Department of Business Oversight approved Hanmi Bank’s application to merge with UCB.

All necessary regulatory clearances to consummate the mergers have been received. The transaction, which was announced on December 16, 2013 and approved by the shareholders of CBI on April 17, 2014, is expected to be completed on August 31, 2014, subject to the satisfaction of other customary closing conditions pursuant to the definitive agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2014. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (this “Report”).

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

Selected Financial Data

The following tables set forth certain selected financial data for the periods indicated:

	As of and For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Average balances:
Average gross loans, net of deferred loan costs (1)	$2,298,996	$2,165,741	$2,278,193	$2,119,881
Average investment securities	526,474	452,291	530,890	462,791
Average interest-earning assets	2,854,031	2,657,629	2,839,927	2,675,425
Average assets	3,001,050	2,792,382	2,989,551	2,810,496
Average deposits	2,522,269	2,365,887	2,511,345	2,357,389
Average borrowings	39,146	19,154	47,967	48,937
Average interest-bearing liabilities	1,718,887	1,663,951	1,737,917	1,695,406
Average stockholders’ equity	417,874	392,618	411,526	387,284
Average tangible equity	417,874	391,338	410,951	385,984
Per share data:
Earnings per share - basic (2)	$0.36	$0.30	$0.71	$0.62
Earnings per share - diluted (2)	$0.36	$0.30	$0.70	$0.62
Common shares outstanding	31,860,956	31,604,837	31,860,956	31,604,837
Book value per share (3)	$13.38	$12.47	$13.38	$12.47
Performance ratios:
Return on average assets (2) (4) (5)	1.54%	1.34%	1.52%	1.40%
Return on average stockholders’ equity (2) (4) (6)	11.05%	9.53%	11.01%	10.13%
Return on average tangible equity (2) (4) (6)	11.05%	9.56%	11.03%	10.16%
Efficiency ratio (5)	56.12%	54.90%	55.09%	54.41%
Net interest spread (8)	3.64%	3.81%	3.68%	3.68%
Net interest margin (9)	3.94%	4.10%	3.98%	3.98%
Average stockholders’ equity to average assets	13.92%	14.06%	13.77%	13.78%
Selected capital ratios: (10)
Total risk-based capital ratio:
Hanmi Financial	17.90%	19.45%	17.90%	19.45%
Hanmi Bank	17.17%	18.69%	17.17%	18.69%
Tier 1 risk-based capital ratio:
Hanmi Financial	16.64%	18.17%	16.64%	18.17%
Hanmi Bank	15.91%	17.42%	15.91%	17.42%
Tier 1 leverage ratio:
Hanmi Financial	14.09%	14.68%	14.09%	14.68%
Hanmi Bank	13.49%	14.07%	13.49%	14.07%
Asset quality ratios:
Non-performing loans to gross loans (11)	0.88%	1.04%	0.88%	1.04%
Non-performing assets to assets (12)	1.08%	1.28%	1.08%	1.28%
Non-performing assets to allowance for loan losses	52.22%	48.22%	52.22%	48.22%
Net loan (recoveries) charge-offs to average gross loans (13)	0.14%	0.30%	-0.16%	0.37%
Allowance for loan losses to gross loans	2.21%	2.74%	2.21%	2.74%
Allowance for loan losses to non-performing loans	204.43%	214.03%	204.43%	214.03%

(1)	Loans are net of deferred fees and related direct costs
(2)	Calculation based on net income from continuing operations
(3)	Stockholders’ equity divided by common shares outstanding
(4)	Calculation based on annualized net income
(5)	Net income divided by average assets
(6)	Net income divided by average stockholders’ equity
(7)	Non-interest expenses divided by the sum of net interest income before provision for credit losses and non-interest income
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
(11)	Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest
(12)	Non-performing assets consist of non-performing loans (see footnote (11) above) and other real estate owned
(13)	Calculation based on annualized net loan (recoveries) charge-offs

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	As of June 30,
	2014	2013
	(In thousands, except share and per share data)
Assets	$3,094,775	$2,772,218
Less other intangible assets	—	(1,253)

Tangible assets	$3,094,775	$2,770,965

Stockholders’ equity	$426,348	$394,200
Less other intangible assets	—	(1,253)

Tangible stockholders’ equity	$426,348	$392,947

Stockholders’ equity to assets	13.78%	14.22%
Tangible common equity to tangible assets	13.78%	14.18%
Common shares outstanding	31,860,956	31,604,837
Tangible common equity per common share	$13.38	$12.43

Executive Overview

For the second quarter ended June 30, 2014, we recognized net income of $11.0 million, or $0.35 per diluted share, compared to net income of $9.5 million, or $0.30 per diluted share, for the second quarter ended June 30, 2013. Financial highlights include:

•	Gross loans increased 7.4 percent to $2.35 billion at June 30, 2014 from $2.19 billion at June 30, 2013 and increased 3.2 percent from $2.28 billion at March 31, 2014.

•	Deposits grew 7.7 percent to $2.54 billion as of June 30, 2014 from $2.36 billion as of June 30, 2013, with non-interest bearing deposits up 23.6 percent and representing 35.9 percent of deposits.

•	The mix of core deposits increased to 80.9 percent of deposits at June 30, 2014, as compared to 76.1 percent of deposits at June 30, 2013.

•	Improving asset quality contributed to a $3.9 million negative loan loss provision in the second quarter of 2014.

•	Net income from continuing operations in the second quarter of 2014 increased 4.5 percent to $11.5 million, or $0.36 per diluted share, compared to $11.0 million, or $0.34 per diluted share, in the first quarter of 2014, and grew 23.4 percent from $9.3 million, or $0.29 per diluted share, in the second quarter of 2013.

•	Net interest margin was 3.94 percent for the second quarter of 2014, down 8 basis points from the first quarter of 2014 and 16 basis points from 4.10 percent in the second quarter of 2013.

•	A cash dividend of $0.07 per share, representing a 19.4 percent payout ratio for the second quarter of 2014, was paid on July 14, 2014.

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

	Three Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan costs (1)	$2,298,996	$28,355	4.95%	$2,165,741	$27,839	5.16%
Municipal securities-taxable	19,151	191	3.99%	46,102	454	3.94%
Municipal securities-tax exempt (2)	4,428	31	2.78%	10,707	112	4.20%
Obligations of other U.S. government agencies	85,160	401	1.88%	93,432	432	1.85%
Other debt securities	390,435	1,783	1.83%	273,321	1,214	1.78%
Equity securities	27,300	408	5.98%	28,729	343	4.78%
Federal funds sold	—	—	0.00%	341	—	0.00%
Interest-bearing deposits in other banks	28,561	18	0.25%	39,256	24	0.25%

Total interest-earning assets	2,854,031	31,187	4.38%	2,657,629	30,418	4.59%

Noninterest-earning assets:
Cash and cash equivalents	70,660			66,643
Allowance for loan losses	(57,127)			(61,026)
Other assets	133,486			129,136

Total noninterest-earning assets	147,019			134,753

Total assets	$3,001,050			$2,792,382

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$115,667	$372	1.29%	$115,685	$466	1.62%
Money market checking and NOW accounts	572,949	759	0.53%	591,317	769	0.52%
Time deposits of $100,000 or more	509,105	872	0.69%	565,927	1,057	0.75%
Other time deposits	482,020	1,150	0.96%	371,868	808	0.87%
FHLB advances	39,146	30	0.31%	9,188	41	1.80%
Junior subordinated debentures	—	—	0.00%	9,966	84	3.38%

Total interest-bearing liabilities	1,718,887	3,183	0.74%	1,663,951	3,225	0.78%

Noninterest-bearing liabilities:
Demand deposits	842,528			721,090
Other liabilities	21,761			14,723

Total noninterest-bearing liabilities	864,289			735,813

Total liabilities	2,583,176			2,399,764
Stockholders’ equity	417,874			392,618

Total liabilities and stockholders’ equity	$3,001,050			$2,792,382

Net interest income		$28,004			$27,193

Cost of deposits			0.50%			0.53%

Net interest spread (3)			3.64%			3.81%

Net interest margin (4)			3.94%			4.10%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $403,508 and $205,000 for the three months ended June 30, 2014 and 2013, respectively.
(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2014 vs.
	Three Months Ended June 30, 2013
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan costs	$1,685	$(1,169)	$516
Municipal securities-taxable	(269)	6	(263)
Municipal securities-tax exempt	(52)	(29)	(81)
Obligations of other U.S. government agencies	(39)	8	(31)
Other debt securities	536	33	569
Equity securities	(18)	83	65
Interest-bearing deposits in other banks	(6)	0	(6)

Total interest and dividend income	$1,837	$(1,068)	$769

Interest expense:
Savings	$—	$(94)	$(94)
Money market checking and NOW accounts	(26)	16	(10)
Time deposits of $100,000 or more	(101)	(84)	(185)
Other time deposits	256	86	342
FHLB advances	46	(57)	(11)
Junior subordinated debentures	(42)	(42)	(84)

Total interest expense	$133	$(175)	$(42)

Change in net interest income	$1,704	$(893)	$811

Interest income on a tax-equivalent basis increased $769,000, or 2.5 percent, to $31.2 million for the three months ended June 30, 2014 from $30.4 million for the same period in 2013. Interest expense remained the same at $3.2 million for the three months ended June 30, 2014 and 2013. For the three months ended June 30, 2014 and 2013, net interest income before provision for credit losses on a tax-equivalent basis was $28.0 million and $27.2 million, respectively. The increase in net interest income before provision for credit losses was primarily attributable to growth in average loan balances and investment securities, partially offset by lower average yields on new and renewing loans. The net interest spread and net interest margin for the three months ended June 30, 2014 were 3.64 percent and 3.94 percent, respectively, compared to 3.81 percent and 4.10 percent, respectively, for the same period in 2013.

Average gross loans increased $133.3 million, or 6.2 percent, to $2.30 billion for the three months ended June 30, 2014 from $2.17 billion for the same period in 2013. Average investment securities increased $74.2 million, or 16.4 percent, to $526.5 million for the three months ended June 30, 2014 from $452.3 million for the same period in 2013. Average interest-earning assets increased $196.4 million, or 7.4 percent, to $2.85 billion for the three months ended June 30, 2014 from $2.66 billion for the same period in 2013. The increase in average interest-earning assets was due mainly to an increase in new loan productions and investment security purchases, partially offset by a decrease in low-yield interest-bearing deposits in other banks. Average interest-bearing liabilities increased $54.9 million to $1.72 billion for the three months ended June 30, 2014, compared to $1.66 billion for the same period in 2013. The increase in average interest-bearing liabilities resulted primarily from increases in non-jumbo time deposits and FHLB advances, partially offset by a decrease in jumbo time deposits.

The average yield on loans decreased to 4.95 percent for the three months ended June 30, 2014 from 5.16 percent for the same period in 2013. The average yield on investment securities decreased to 2.14 percent for the three months ended June 30, 2014 from 2.26 percent for the same period in 2013. The average yield on interest-earning assets decreased 21 basis points to 4.38 percent for the three months ended June 30, 2014 from 4.59 percent for the same period in 2013, due primarily to lower average yields on the new and renewing loans. The average cost on interest-bearing liabilities decreased 4 basis points to 0.74 percent for the three months ended June 30, 2014 from 0.78 percent for the same period in 2013. This decrease was due primarily to decreases in the average rates of savings and jumbo time deposits, partially offset by an increase in non-jumbo time deposits.

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,278,193	$56,545	5.01%	$2,119,881	$54,638	5.20%
Municipal securities-taxable	25,152	520	2.76%	46,106	908	3.94%
Municipal securities-tax exempt (2)	8,790	148	2.24%	11,749	258	4.40%
Obligations of other U.S. government agencies	84,367	806	1.27%	91,219	854	1.87%
Other debt securities	386,297	3,586	1.24%	284,189	2,454	1.73%
Equity securities	26,284	812	4.12%	29,528	634	4.29%
Federal funds sold	6	—	0.00%	3,136	6	0.39%
Interest-bearing deposits in other banks	30,838	38	0.25%	89,617	112	0.25%

Total interest-earning assets	2,839,927	62,455	4.43%	2,675,425	59,864	4.51%

Noninterest-earning assets:
Cash and cash equivalents	74,010			66,406
Allowance for loan losses	(57,887)			(61,828)
Other assets	133,502			130,493

Total noninterest-earning assets	149,625			135,071

Total assets	$2,989,552			$2,810,496

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$116,067	$776	1.35%	$114,937	$924	1.62%
Money market checking and NOW accounts	582,219	1,526	0.53%	579,711	1,489	0.52%
Time deposits of $100,000 or more	504,625	1,759	0.70%	580,485	2,232	0.78%
Other time deposits	487,039	2,314	0.96%	371,336	1,614	0.88%
FHLB advances	47,967	78	0.33%	6,056	79	2.63%
Junior subordinated debentures	—	—	0.00%	42,881	678	3.19%

Total interest-bearing liabilities	1,737,917	6,453	0.75%	1,695,406	7,016	0.83%

Noninterest-bearing liabilities:
Demand deposits	821,395			710,920
Other liabilities	18,714			16,886

Total noninterest-bearing liabilities	840,109			727,806

Total liabilities	2,578,026			2,423,212
Stockholders’ equity	411,526			387,284

Total liabilities and stockholders’ equity	$2,989,552			$2,810,496

Net interest income		$56,002			$52,848

Cost of deposits			0.51%			0.54%

Net interest spread (3)			3.68%			3.68%

Net interest margin (4)			3.98%			3.98%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Non-accrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $780,508 and $426,000 for the six months ended June 30, 2014 and 2013, respectively.
(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Six Months Ended June 30, 2014 vs.
	Six Months Ended June 30, 2013
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$3,998	$(2,091)	$1,907
Municipal securities-taxable	(234)	(154)	(388)
Municipal securities-tax exempt	(38)	(72)	(110)
Obligations of other U.S. government agencies	(9)	(39)	(48)
Other debt securities	1,406	(274)	1,132
Equity securities	131	47	178
Federal funds sold	(3)	(3)	(6)
Interest-bearing deposits in other banks	(73)	(1)	(74)

Total interest and dividend income	$5,178	$(2,587)	$2,591

Interest expense:
Savings	$—	$(148)	$(148)
Money market checking and NOW accounts	7	30	37
Time deposits of $100,000 or more	(270)	(203)	(473)
Other time deposits	545	155	700
FHLB advances	61	(62)	(1)
Junior subordinated debentures	(339)	(339)	(678)

Total interest expense	$4	$(567)	$(563)

Change in net interest income	$5,174	$(2,020)	$3,154

Interest income on a tax-equivalent basis increased $2.6 million, or 4.3 percent, to $62.5 million for the six months ended June 30, 2014 from $59.9 million for the same period in 2013. Interest expense decreased $563,000, or 8.0 percent, to $6.5 million for the six months ended June 30, 2014, compared to $7.0 million for the same period in 2013. For the six months ended June 30, 2014 and 2013, net interest income before provision for credit losses on a tax-equivalent basis was $56.0 million and $52.8 million, respectively. The increase in net interest income before provision for credit losses was primarily attributable to growth in average loan balances and investment securities, and the elimination of interest payments on trust preferred securities (“TPS”), which were partially offset by lower average yields on new and renewing loans and investment securities. The net interest spread and net interest margin for the six months ended June 30, 2014 were 3.68 percent and 3.98 percent, respectively, compared to 3.68 percent and 3.98 percent, respectively, for the same period in 2013.

Average gross loans increased $158.3 million, or 7.5 percent, to $2.28 billion for the six months ended June 30, 2014 from $2.12 billion for the same period in 2013. Average investment securities increased $68.1 million, or 14.7 percent, to $530.9 million for the six months ended June 30, 2014 from $462.8 million for the same period in 2013. Average interest-earning assets increased $164.5 million, or 6.1 percent, to $2.84 billion for the six months ended June 30, 2014 from $2.68 billion for the same period in 2013. The increase in average interest-earning assets was due mainly to an increase in new loan productions and investment security purchases, primarily offset by a decrease in low-yield interest-bearing deposits in other banks. Average interest-bearing liabilities increased $42.5 million to $1.74 billion for the six months ended June 30, 2014, compared to $1.70 billion for the same period in 2013. The increase in average interest-bearing liabilities resulted primarily from an increase in non-jumbo time deposits and FHLB advances, partially offset by the reduction of jumbo time deposits and the redemption of TPS.

The average yield on loans decreased to 5.01 percent for the six months ended June 30, 2014 from 5.20 percent for the same period in 2013. The average yield on investment securities decreased to 2.01 percent for the six months ended June 30, 2014 from 2.07 percent for the same period in 2013. The average yield on interest-earning assets decreased 8 basis points to 4.43 percent for the six months ended June 30, 2014 from 4.51 percent for the same period in 2013, due primarily to lower average yields on the new and renewing loans. The average cost on interest-bearing liabilities decreased 8 basis points to 0.75 percent for the six months ended June 30, 2014 from 0.83 percent for the same period in 2013. This decrease was due primarily to elimination of interest payments on TPS.

Provision for Credit Losses

For the three months ended June 30, 2014, a negative provision for credit losses of $3.9 million was recorded due to improvements in historical loss rates, qualitative factors, and classified loans, compared to zero provision for the same period in 2013. Classified loans decreased 49.6 percent to $45.2 million as of June 30, 2014 from $89.6 million a year ago. For the six months ended June 30, 2014, a negative provision for credit losses of $7.2 million was recorded due to aforementioned reasons, compared to zero provision for the same period in 2013. For the six months ended June 30, 2014, recoveries on loans previously charged off increased $3.4 million to $6.0 million from $2.6 million for the same period in 2013, and charge-offs were $4.2 million, compared to $6.5 million for the same period in 2013. See “Non-Performing Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Non-Interest Income

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Service charges on deposit accounts	$2,568	$2,884	$(316)	-10.96%
Remittance fees	491	541	(50)	-9.24%
Trade finance fees	306	276	30	10.87%
Other service charges and fees	369	335	34	10.15%
Bank-owned life insurance income	224	233	(9)	-3.86%
Gain on sales of SBA loans guaranteed portion	498	2,378	(1,880)	-79.06%
Net loss on sales of other loans	—	(460)	460	-100.00%
Net gain on sales of investment securities	364	303	61	20.13%
Other operating income	253	248	5	2.02%

Total non-interest income	$5,073	$6,738	$(1,665)	-24.71%

For the three months ended June 30, 2014, non-interest income was $5.1 million, a decrease of $1.7 million, or 24.7 percent, compared to $6.7 million for the same period in 2013. The decrease was primarily attributable to a $1.9 million decrease in gain on sales of SBA loans guaranteed portion and a $316,000 decrease in service charges on deposit accounts, offset mainly by no loss on sales of other loans for the three months ended June 30, 2014. Service charges on deposit accounts, which represent 42.8 percent of total non-interest income for the three months ended June 30, 2014, decreased to $2.6 million for the three months ended June 30, 2014, compared with $2.9 million for the same period in 2013, due mainly to decreases in non-sufficient funds and analysis fee charges. Net gain on sales of SBA loans guaranteed portion, which represent 9.8 percent of total non-interest income for the three months ended June 30, 2014, decreased to $498,000 for the three months ended June 30, 2014, compared to $2.4 million for the same period in 2013, which reflects the on-going reforms in the SBA lending department.

	Six Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Service charges on deposit accounts	$5,041	$5,932	$(891)	-15.02%
Remittance fees	929	1,038	(109)	-10.50%
Trade finance fees	559	553	6	1.08%
Other service charges and fees	700	733	(33)	-4.50%
Bank-owned life insurance income	447	463	(16)	-3.46%
Gain on sales of SBA loans guaranteed portion	1,045	5,070	(4,025)	-79.39%
Net loss on sales of other loans	—	(557)	557	-100.00%
Net gain on sales of investment securities	1,785	312	1,473	472.12%
Other operating income	395	343	52	15.16%

Total non-interest income	$10,901	$13,887	$(2,986)	-21.50%

For the six months ended June 30, 2014, non-interest income was $10.9 million, a decrease of $3.0 million, or 21.5 percent, compared to $13.9 million for the same period in 2013. The decrease was primarily attributable to a $4.0 million decrease in gain on sales of SBA loans guaranteed portion, offset mainly by a $1.5 million increase in net gain on sales of investment securities. Service charges on deposit accounts, which represent 46.2 percent of total non-interest income for the six months ended June 30, 2014, decreased to $5.0 million for the six months ended June 30, 2014, compared with $5.9 million for the same period in 2013, due mainly to decreases in non-sufficient funds and analysis fee charges. Net gain on sales of investment securities, which represent 16.4 percent of total non-interest income for the six months ended June 30, 2014, increased to $1.8 million for the six months ended June 30, 2014, compared to $312,000 for the same period in 2013.

Non-Interest Expense

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$10,280	$8,638	$1,642	19.01%
Occupancy and equipment	2,469	2,486	(17)	-0.68%
Deposit insurance premiums and regulatory assessments	399	517	(118)	-22.82%
Data processing	1,112	1,131	(19)	-1.68%
Other real estate owned expense	—	(20)	20	-100.00%
Professional fees	724	2,364	(1,640)	-69.37%
Directors and officers liability insurance	191	219	(28)	-12.79%
Supplies and communications	595	599	(4)	-0.67%
Advertising and promotion	753	834	(81)	-9.71%
Loan-related expense	61	91	(30)	-32.97%
Other operating expenses	1,973	1,748	225	12.87%

Total non-interest expense	$18,557	$18,607	$(50)	-0.27%

Non-interest expense was $18.6 million for the three months ended June 30, 2014 and 2013. The slight decrease of $50,000, or 0.27 percent, in non-interest expense was attributable mainly to a $1.6 million increase in salaries and employee benefits, reflecting stock based compensation grants, one-time severance payments for the reduction –in-force initiatives, and normal salary and employee benefits costs escalation. This increase was offset mainly by a $1.6 million decrease in professional fees, reflecting lower costs associated with strategic reviews and litigations.

	Six Months Ended
	June 30,		Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$20,539	$17,025	$3,514	20.64%
Occupancy and equipment	4,866	4,971	(105)	-2.11%
Deposit insurance premiums and regulatory assessments	836	751	85	11.32%
Data processing	2,270	2,289	(19)	-0.83%
Other real estate owned expense	5	12	(7)	-58.33%
Professional fees	1,557	4,520	(2,963)	-65.55%
Directors and officers liability insurance	383	439	(56)	-12.76%
Supplies and communications	1,097	1,060	37	3.49%
Advertising and promotion	1,333	1,380	(47)	-3.41%
Loan-related expense	144	237	(93)	-39.24%
Amortization of other intangible assets	—	—	—	NM
Other operating expenses	3,800	3,579	221	6.17%

Total non-interest expense	$36,830	$36,263	$567	1.56%

For the six months ended June 30, 2014, non-interest expense was $36.9 million, an increase of $567,000, or 1.56 percent, compared to $36.3 million for the same period in 2013. The increase was attributable mainly to a $3.5 million increase in salaries and employee benefits, reflecting stock based compensation grants, one-time severance payments for the reduction-in-force initiatives, and normal compensation escalation. This increase was offset mainly by a $3.0 million decrease in professional fees, reflecting lower costs associated with strategic reviews and litigations.

Provision for Income Taxes

The second quarter provision for income taxes from continuing operations was $6.9 million, which is an effective tax rate of 37.37 percent, compared to $7.8 million, or 41.70 percent, in the first quarter of 2014 and $6.0 million, or 38.98 percent, in the second quarter of 2013. For the first six months of 2014, the provision for income taxes from continuing operations was $14.7 million, or 39.56 percent, compared to $10.9 million, or 35.96 percent, in the first six months of 2013. Two major items reduced the second quarter tax rate; the sale of the insurance businesses generated a $400,000 discrete deferred tax benefit and tax benefits to be realized from investments in low income tax credit funds further reduced tax rates in the quarter.

Financial Condition

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading or held-to-maturity securities as of June 30, 2014 and December 31, 2013. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of June 30, 2014, the investment portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and U.S. government agency securities. Investment securities available for sale were 100 percent of the investment portfolio as of June 30, 2014 and December 31, 2013. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of June 30, 2014 and December 31, 2013.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	June 30, 2014			December 31, 2013
	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities available for sale:
Mortgage-backed securities (1)	$215,542	$214,635	$(907)	$222,768	$217,059	$(5,709)
Collateralized mortgage obligations (1)	160,422	159,625	(797)	130,636	127,693	(2,943)
U.S. government agency securities	80,960	77,864	(3,096)	90,852	83,536	(7,316)
Municipal bonds-tax exempt	4,350	4,447	97	13,857	13,937	80
Municipal bonds-taxable	16,718	16,731	13	33,361	32,354	(1,007)
Corporate bonds	17,017	16,925	(92)	21,013	20,835	(178)
U.S. treasury bills	—	—	—	19,998	19,997	(1)
SBA loan pool securities	13,222	12,561	(661)	13,598	12,629	(969)
Other securities	3,030	2,939	(91)	3,030	2,886	(144)
Equity security	250	250	—	—	—	—

Total securities available for sale:	$511,511	$505,977	$(5,534)	$549,113	$530,926	$(18,187)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

As of June 30, 2014, securities available for sale were $506.0 million, or 16.3 percent of assets, compared to $530.9 million, or 17.4 percent of assets, as of December 31, 2013. As of June 30, 2014, securities available for sale had a net unrealized loss of $5.5 million, comprised of $1.6 million of unrealized gains and $7.1 million of unrealized losses. As of December 31, 2013, securities available for sale had a net unrealized loss of $18.2 million, comprised of $782,000 of unrealized gains and $19.0 million of unrealized losses.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of June 30, 2014:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	—	$2,954	0.52%	$122,584	1.73%	$90,004	2.38%	$215,542	1.96%
Collateralized mortgage obligations	339	2.57%	7,729	1.25%	87,708	1.87%	64,646	1.69%	160,422	1.70%
U.S. government agency securities	—	—	9,000	1.13%	54,975	1.92%	16,985	1.90%	80,960	1.86%
Municipal bonds-tax exempt (1)	699	0.00%	723	2.82%	2,428	2.77%	500	6.92%	4,350	2.81%
Municipal bonds-taxable	—	—	1,139	3.27%	12,176	3.98%	3,403	3.94%	16,718	3.92%
Corporate bonds	—	—	17,017	1.02%	—	—	—	—	17,017	1.02%
SBA loan pool securities	—	—	—	—	4,860	1.18%	8,362	1.74%	13,222	1.54%
Other securities	—	—	—	—	—	—	3,030	2.49%	3,030	2.49%
Equity security		—	—	—	—	—	250	0.00%	250	0.00%

Total securities available for sale:	$1,038	0.84%	$38,562	1.15%	$284,731	1.91%	$187,180	2.07%	$511,511	1.88%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent and a zero coupon tax credit municipal bond of $699,000 matures within one year.

Loan Portfolio

The following table shows the loan composition by type as of the dates indicated:

	June 30,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Real estate loans:
Commercial property
Retail	$561,654	$543,619	$18,035	3.3%
Hotel/Motel	338,128	322,927	15,201	4.7%
Gas station	283,097	292,557	(9,460)	-3.2%
Other	797,176	731,617	65,559	9.0%
Construction	1,467	—	1,467	—
Residential property	108,561	79,078	29,483	37.3%

Total real estate loans	2,090,083	1,969,798	120,285	6.1%
Commercial and industrial loans:
Commercial term	115,493	124,391	(8,898)	-7.2%
Commercial lines of credit	70,801	71,042	(241)	-0.3%
International loans	44,015	36,353	7,662	21.1%

Total commercial and industrial loans	230,309	231,786	(1,477)	-0.6%
Consumer loans (1)	28,843	32,505	(3,662)	-11.3%

Total gross loans	2,349,235	2,234,089	115,146	5.2%
Allowance for loans losses	(51,886)	(57,555)	5,669	-9.8%
Deferred loan costs	3,461	964	2,497	259.0%

Loans receivable, net	$2,300,810	$2,177,498	$123,312	5.7%

(1)	Consumer loans include home equity lines of credit.

As of June 30, 2014 and December 31, 2013, loans receivable, net of deferred loan costs and allowance for loan losses, totaled $2.30 billion and $2.18 billion, respectively, representing an increase of $123.3 million, or 5.7 percent. Gross loans increased by $115.1 million, or 5.2 percent, to $2.35 billion as of June 30, 2014, from $2.23 billion as of December 31, 2013. The increase was mainly attributable to increases in residential property loans by 37.3 percent and other commercial property loans by 9.0 percent. The increase was partially offset by declines in commercial term loans by 7.2 percent and consumer loans by 11.3 percent.

During the six months ended June 30, 2014, total loan disbursement consisted of $224.6 million in commercial real estate loans, $70.8 million in commercial and industrial loans, $35.4 million in residential property loans and $1.5 million in consumer loans. The increase was offset by $142.2 million of pay-offs, $54.0 million of other net amortization, $16.6 million of transfers to loans held for sale and $4.2 million of gross charge-offs.

As of June 30, 2014, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of gross loans outstanding:

Industry	Balance as of June 30, 2014	Percentage of Gross Loans Outstanding
	(In thousands)
Lessor of nonresidential buildings	$676,788	28.8%
Accommodation	$348,975	14.9%
Gas station	$291,744	12.4%

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

Except for non-performing loans set forth below, management is not aware of any loans as of June 30, 2014 and December 31, 2013 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as non-performing at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of non-performing assets as of the dates indicated:

	June 30,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Non-performing loans:
Real estate loans:
Commercial property
Retail	$2,802	$2,946	$(144)	-4.9%
Hotel/Motel	3,631	5,200	(1,569)	-30.2%
Gas station	5,356	2,492	2,864	114.9%
Other	4,369	4,808	(439)	-9.1%
Residential property	1,162	1,365	(203)	-14.9%
Commercial and industrial loans:
Commercial term	5,965	7,146	(1,181)	-16.5%
Commercial lines of credit	521	423	98	23.2%
Consumer loans	1,575	1,497	78	5.2%

Total non-accrual loans	25,381	25,877	(496)	-1.9%
Loans 90 days or more past due and still accruing	—	—	—	0.0%

Total non-performing loans (1)	25,381	25,877	(496)	-1.9%
Other real estate owned	1,714	756	958	126.7%

Total non-performing assets	$27,095	$26,633	$462	1.7%

Non-performing loans as a percentage of gross loans	1.08%	1.16%
Non-performing assets as a percentage of assets	0.88%	0.87%
Total debt restructured performing loans	$12,487	$19,417

(1)	Includes non-performing troubled debt restructured loans of $11.1 million and $10.5 million as of June 30, 2014 and December 31, 2013, respectively.

Non-accrual loans totaled $25.4 million as of June 30, 2014, compared to $25.9 million as of December 31, 2013, representing a 1.9 percent decrease. Delinquent loans (defined as 30 days or more past due) were $16.9 million as of June 30, 2014, compared to $16.3 million as of December 31, 2013, representing a 3.9 percent increase. As of June 30, 2014, delinquent loans of $13.3 million were included in non-performing loans. The $12.2 million of delinquent loans as of December 31, 2013 was included in non-performing loans. During the six months ended June 30, 2014, loans totaling $9.7 million were placed on non-accrual status. The additions to non-accrual loans were offset by $4.6 million in principal paydowns and payoffs, $3.6 million in charge-offs and $1.8 million in upgrades to accrual.

The ratio of non-performing loans to gross loans decreased to 1.08 percent at June 30, 2014 from 1.16 percent at December 31, 2013. Of the $25.4 million non-performing loans, approximately $21.5 million were impaired based on the definition contained in FASB ASC 310, Receivables, which resulted in aggregate impairment reserve of $3.5 million as of June 30, 2014. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as non-performing. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of June 30, 2014, OREO consisted of two properties in California with a combined carrying value of $1.7 million and no valuation adjustment. As of December 31, 2013, there were three OREOs located in Washington and California with a combined carrying value of $756,000 and a valuation adjustment of $56,000.

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

The following table provides information on impaired loans as of the dates indicated:

	June 30, 2014		December 31, 2013
	Recorded		Recorded
	Investment	Percentage	Investment	Percentage
	(In thousands)
Real estate loans:
Commercial property
Retail	$5,198	10.9%	$6,244	11.8%
Hotel/Motel	4,627	9.7%	6,200	11.7%
Gas station	12,400	25.9%	9,389	17.7%
Other	10,569	22.1%	11,451	21.6%
Residential property	2,822	5.9%	2,678	5.0%
Commercial and industrial loans:
Commercial term	8,952	18.7%	13,834	26.1%
Commercial lines of credit	704	1.5%	614	1.2%
International loans	1,085	2.3%	1,087	2.0%
Consumer loans	1,529	3.2%	1,569	3.0%

Total	$47,886	100.0%	$53,066	100.0%

Total impaired loans decreased by $5.2 million, or 9.8 percent, to $47.9 million as of June 30, 2014 as compared to $53.1 million at December 31, 2013. Accordingly, specific reserve allocations associated with impaired loans decreased by $1.3 million, or 20.1 percent, to $5.2 million as of June 30, 2014, as compared to $6.5 million as of December 31, 2013.

During the three months ended June 30, 2014 and 2013, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $1.2 million and $1.1 million, respectively. Of these amounts, actual interest recognized on impaired loans was $794,000 and $926,000 for the three months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $2.4 million and $2.1 million, respectively. Of these amounts, actual interest recognized on impaired loans was $1.6 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively.

The following table provides information on TDRs as of dates indicated:

	Non-Accrual TDRs	Accrual TDRs	Total	Percentage
	(In thousands)
June 30, 2014
Real estate loans:
Commercial property
Retail	$2,614	$309	$2,923	12.4%
Hotel/Motel	1,938	996	2,934	12.4%
Gas station	1,138	363	1,501	6.4%
Other	1,755	5,512	7,267	30.8%
Residential property	769	313	1,082	4.6%
Commercial and industrial loans:
Commercial term	2,214	4,811	7,025	29.8%
Commercial lines of credit	521	183	704	3.0%
Consumer loans	139	—	139	0.6%

Total	$11,088	$12,487	$23,575	100.0%

December 31, 2013
Real estate loans:
Commercial property
Retail	$750	$474	$1,224	4.1%
Hotel/Motel	2,030	1,000	3,030	10.1%
Gas station	2,020	2,974	4,994	16.7%
Other	2,237	6,236	8,473	28.3%
Residential property	795	—	795	2.7%
Commercial and industrial loans:
Commercial term	2,531	7,306	9,837	32.8%
Commercial lines of credit	173	191	364	1.2%
International loans	—	1,087	1,087	3.6%
Consumer loans	—	149	149	0.5%

Total	$10,536	$19,417	$29,953	100.0%

For the three months ended June 30, 2014, we restructured monthly payments for six loans, with a net carrying value of $2.5 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of June 30, 2014, TDRs on accrual status totaled $12.5 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $1.4 million reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of June 30, 2014, TDRs on non-accrual status totaled $11.1 million, and a $1.3 million reserve relating to these loans was included in the allowance for loan losses.

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

In the first quarter of 2010, the look-back period was reduced from twelve quarters to eight quarters, with 60.0 percent weighting given to the most recent four quarters and 40.0 percent to the oldest four quarters, to place greater emphasis on losses taken by the Bank during the economic downturn. In the second quarter of 2013, management reevaluated the look-back period and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50.0 percent for the most recent four quarters, 33.0 percent for the next four quarters, and 17.0 percent for the oldest four quarters. In the first quarter of 2014, management evaluated the look-back period once again and extended the periods to sixteen quarters to continue capturing a period of higher losses that would have been dropped off and to reflect potential losses in our current credit portfolio. Risk factor calculations are weighted at 46.0 percent for the first four quarters, 31.0 percent for the second four quarters, 15.0 percent for the third four quarters, and 8.0 percent for the last four quarters. As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter. Under the previous methodology, the Bank would have recognized a negative provision of $9.5 million in the first quarter of 2014, which the Bank did not consider to be prudent, given inherent risks in the loan portfolio.

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

The following table reflects our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	June 30, 2014		December 31, 2013
	Allowance Amount	Loans Receivable	Allowance Amount	Loans Receivable
	(In thousands)
Real estate loans:
Commercial property
Retail	$9,317	$561,654	$9,504	$543,619
Hotel/Motel	8,870	338,128	8,580	322,927
Gas station	5,941	283,097	6,921	292,557
Other	15,395	797,176	17,839	731,617
Construction	285	1,467	—	—
Residential property	495	108,561	706	79,078

Total real estate loans	40,303	2,090,083	43,550	1,969,798
Commercial and industrial loans:
Commercial term	7,178	115,493	8,523	124,391
Commercial lines of credit	2,107	70,801	2,342	71,042
International loans	453	44,015	422	36,353

Total commercial and industrial loans	9,738	230,309	11,287	231,786
Consumer loans	540	28,843	1,427	32,505
Unallocated	1,305	—	1,291	—

Total	$51,886	$2,349,235	$57,555	$2,234,089

The following table sets forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Three Months Ended			As of and for the Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$56,593	$57,555	$61,191	$57,555	$63,305
Actual charge-offs	(2,547)	(1,604)	(3,490)	(4,151)	(6,514)
Recoveries on loans previously charged off	1,741	4,251	1,867	5,992	2,581

Net loan (charge-offs) recoveries	(806)	2,647	(1,623)	1,841	(3,933)
(Negative provision) provision charged to operating expense	(3,901)	(3,609)	308	(7,510)	504

Balance at end of period	$51,886	$56,593	$59,876	$51,886	$59,876

Allowance for off-balance sheet items:
Balance at beginning of period	$1,557	$1,248	$1,628	$1,248	$1,822
Provision (negative provision) charged to operating expense	35	309	(308)	344	(502)

Balance at end of period	$1,592	$1,557	$1,320	$1,592	$1,320

Ratios:
Net loan charge-offs (recoveries) to average gross loans (1)	0.14%	-0.47%	0.30%	-0.16%	0.37%
Net loan charge-offs (recoveries) to gross loans (1)	0.14%	-0.47%	0.30%	-0.16%	0.36%
Allowance for loan losses to average gross loans	2.26%	2.51%	2.76%	2.28%	2.82%
Allowance for loan losses to gross loans	2.21%	2.49%	2.74%	2.21%	2.74%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	6.21%	-18.71%	10.84%	-7.10%	13.14%
Net loan charge-offs (recoveries) to provision charged to operating expenses	20.66%	73.34%	526.95%	-24.51%	780.36%
Allowance for loan losses to non-performing loans	204.43%	226.06%	214.03%	204.43%	214.03%
Balance:
Average gross loans during period	$2,298,996	$2,257,162	$2,165,741	$2,278,193	$2,119,881
Gross loans at end of period	$2,349,235	$2,276,372	$2,187,389	$2,349,235	$2,187,389
Non-performing loans at end of period	$25,381	$25,034	$27,975	$25,381	$27,975

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan losses decreased by $4.7 million, or 8.3 percent, to $51.9 million as of June 30, 2014, compared to $56.6 million as of March 31, 2014. Allowance for loan losses as a percentage of gross loans decreased to 2.21 percent as of June 30, 2014 from 2.49 percent as of March 31, 2014. For the three months ended June 30, 2014, a $3.9 million negative provision for credit losses was recorded, compared to a $308,000 provision for credit losses for the same period in 2013. The $3.9 million negative provision for credit losses was offset partially by the $35,000 provision for off-balance sheet items, resulting in $3.9 million negative provision for credit losses for the three months ended June 30, 2014. The $308,000 provision for credit losses was offset by the $308,000 reversal in provision for off-balance sheet items, resulting in a zero provision for credit losses for the same period in 2013.

The decrease in allowance for loan losses as of June 30, 2014 was due primarily to improvements in historical loss rates, qualitative factors, and classified loans. Due to these factors, the general loan reserves as of June 30, 2014 decreased by $1.8 million, or 10.7 percent, to $12.8 million, as compared to $14.6 million as of March 31, 2014, and the qualitative adjustment as of June 30, 2014 decreased by $3.0 million, or 9.0 percent, to $32.5 million, as compared to $35.4 million as of March 31, 2014.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of June 30, 2014 remained unchanged at $1.6 million when compared to March 31, 2014. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of June 30, 2014.

The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	As of and for the Three Months Ended			As of and for the Six Months Ended
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(In thousands)
June 30, 2014
Real estate loans:
Commercial property
Retail	$—	$8	$8	$—	$16	$16
Hotel/Motel	(57)	—	(57)	(1,085)	25	(1,060)
Gas station	(3)	36	33	(3)	36	33
Other	—	43	43	(100)	2,928	2,828
Commercial and industrial loans			—			—
Commercial term	(2,174)	1,379	(795)	(2,596)	1,619	(977)
Commercial lines of credit	(300)	184	(116)	(300)	452	152
International loans	—	89	89	—	901	901
Consumer loans	(13)	2	(11)	(67)	15	(52)

Total	$(2,547)	$1,741	$(806)	$(4,151)	$5,992	$1,841

June 30, 2013
Real estate loans:
Commercial property
Retail	$(285)	$8	$(277)	$(400)	$175	$(225)
Hotel/Motel	—	—	—	(465)	—	(465)
Gas station	(80)	2	(78)	(80)	2	(78)
Other	(1,924)	241	(1,683)	(2,630)	255	(2,375)
Construction	—	850	850	—	850	850
Commercial and industrial loans			—			—
Commercial term	(1,165)	718	(447)	(2,740)	1,166	(1,574)
Commercial lines of credit	—	40	40	—	75	75
International loans	—	2	2	—	3	3
Consumer loans	(36)	6	(30)	(199)	55	(144)

Total	$(3,490)	$1,867	$(1,623)	$(6,514)	$2,581	$(3,933)

For the three months ended June 30, 2014, total charge-offs were $2.5 million, a decrease of $943,000, or 27.0 percent, from $3.5 million for the same period in 2013, and total recoveries were $1.7 million, a decrease of $126,000, or 6.7 percent, from $1.9 million for the same period in 2013. For the three months ended June 30, 2014, net charge-offs were $806,000, compared to $1.6 million for the same period in 2013.

For the six months ended June 30, 2014, total charge-offs were $4.2 million, a decrease of $2.4 million, or 36.3 percent, from $6.5 million for the same period in 2013, and total recoveries were $6.0 million, an increase of $3.4 million, or 132.2 percent, from $2.6 million for the same period in 2013. For the six months ended June 30, 2014, net recoveries were $1.8 million, compared to net charge-offs of $3.9 million for the same period in 2013.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Demand – noninterest-bearing	$910,320	$819,015	$91,305	11.15%
Interest-bearing:
Savings	110,552	115,371	(4,819)	-4.18%
Money market checking and NOW accounts	557,887	574,334	(16,447)	-2.86%
Time deposits of $100,000 or more	487,041	506,946	(19,905)	-3.93%
Other time deposits	479,049	496,659	(17,610)	-3.55%

Total deposits	$2,544,849	$2,512,325	$32,524	1.29%

Deposits increased by $32.5 million, or 1.29 percent, to $2.54 billion as of June 30, 2014 from $2.51 billion as of December 31, 2013. The increase in deposits was attributable mainly to increases in noninterest-bearing demand deposits, offset by decreases in interest-bearing deposits.

Core deposits (defined as demand, savings, money market checking, NOW accounts and other time deposits) increased by $52.4 million, or 2.6 percent, to $2.06 billion at June 30, 2014 from $2.01 billion at December 31, 2013. Noninterest-bearing demand deposits as a percentage of deposits grew to 35.8 percent at June 30, 2014 from 32.6 percent at December 31, 2013. We had no brokered deposits as of June 30, 2014 and December 31, 2013.

Federal Home Loan Bank Advances and Other Borrowings

FHLB advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At June 30, 2014, advances from the FHLB were $97.0 million, a decrease of $30.5 million from $127.5 million at December 31, 2013, and the weighted-average interest rate was 0.17 percent at June 30, 2014.

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

The following table shows the status of our gap position as of June 30, 2014:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$93,427	$93,427
Interest-bearing deposits in other banks	30,355	—	—	—	—	30,355
Investment securities:
Fixed rate	18,605	50,755	240,500	130,629	—	440,489
Floating rate	37,361	11,583	21,987	—	—	70,931
Loans:
Fixed rate	97,237	72,470	295,031	53,026	—	517,764
Floating rate	922,382	140,392	749,539	5,237	—	1,817,550
Non-accrual	—	—	—	—	25,381	25,381
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(56,045)	(56,045)
Federal home loan bank and federal reserve bank stock	—	—	—	27,899	—	27,899
Other assets	—	30,147	—	12,433	84,443	127,023

Total assets	$1,105,940	$305,347	$1,307,057	$229,224	$147,206	$3,094,774

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$910,320	$910,320
Savings	30,434	40,905	18,193	21,020	—	110,552
Money market checking and NOW accounts	24,722	128,556	168,112	236,497	—	557,887
Time deposits	318,864	526,720	120,506	—	—	966,090
Federal home loan bank advances	97,000	—	—	—	—	97,000
Other liabilities	—	—	—	—	26,577	26,577
Stockholders’ equity	—	—	—	—	426,348	426,348

Total liabilities and stockholders’ equity	$471,020	$696,181	$306,811	$257,517	$1,363,245	$3,094,774

Repricing gap	634,920	(390,834)	1,000,246	(28,293)	(1,216,039)
Cumulative repricing gap	634,920	244,086	1,244,332	1,216,039	—
Cumulative repricing gap as a percentage of assets	20.52%	7.89%	40.21%	39.29%	0.00%
Cumulative repricing gap as a percentage of interest-earning assets	21.83%	8.39%	42.78%	41.81%	0.00%
Interest-earning assets						$2,908,449

The repricing gap analysis measures the static timing of repricing risk of assets and liabilities (i.e., a point-in-time analysis measuring the difference between assets maturing or repricing in a period and liabilities maturing or repricing within the same period). Assets are assigned to maturity and repricing categories based on their expected repayment or repricing dates, and liabilities are assigned based on their repricing or maturity dates. Interest-bearing core deposits that have no maturity dates (savings, and money market checking and NOW accounts) are assigned to categories based on expected decay rates.

As of June 30, 2014, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 21.83 percent of interest-earning assets, which decreased from 29.84 percent as of December 31, 2013. The decrease was due mainly to a $75.7 million decrease in interest-bearing deposits in other banks, a $73.7 million decrease in floating rate loans, a $47.5 million decrease in fixed rate investment securities, and a $68.5 million increase in time deposits, offset by a $33.0 million increase in fixed rate loans and a $28.1 million decrease in FHLB advances.

As of June 30, 2014, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 8.39 percent of interest-earning assets, which decreased from 14.35 percent of an asset-sensitive position as of December 31, 2013. The decrease was due mainly to an $86.3 million decrease in floating rate loans, a $75.7 million decrease in interest-bearing deposits in other banks, and a $56.2 million decrease in fixed rate investment securities, offset by a $65.1 million decrease in time deposits and a $30.5 million decrease in FHLB advances.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In thousands)
Cumulative repricing gap	$634,920	$859,764	$244,086	$413,479
Percentage of assets	20.52%	28.14%	7.89%	13.53%
Percentage of interest-earning assets	21.83%	29.84%	8.39%	14.35%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(In thousands)
300%	14.58%	-15.20%	$135,390	$391,989
200%	9.43%	-11.40%	$129,305	$409,689
100%	4.47%	-4.90%	$123,441	$439,613
-100%	-4.49%	-3.30%	$112,853	$447,012

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

At June 30, 2014, the Bank’s total risk-based capital ratio of 17.92 percent, Tier 1 risk-based capital ratio of 16.65 percent, and Tier 1 leverage capital ratio of 14.09 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 6.00 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see “Note 9 — Regulatory Matters” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see “Note 13 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business — Off-Balance Sheet Commitments” in our 2013 Annual Report on Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations described in our 2013 Annual Report on Form 10-K.

Recently Issued Accounting Standards

FASB ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, was issued to change the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective prospectively for new disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods, for public business entities and not-for-profit entities that have issued (or are a conduit obligor for) securities that are traded, listed, or quoted on an exchange or an over-the-counter market. For other entities, the ASU is effective for disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods thereafter. The adoption of the ASU is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40), was issued to define the term in substance a repossession or foreclosure and physical possession in accounting literature and when a creditor should derecognize the loan receivable and recognize the real estate property. The amendments in this update are intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendment is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of FASB ASU 2014-04 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the Emerging Issues Task Force), was issued to permit a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments are expected to enable more entities to record the amortization of the investment in income tax expense together with the tax credits and other tax benefits generated from the partnership. The ASU is effective retrospectively for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. For all entities other than public business entities, the amendments are effective retrospectively for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the ASU effective April 1, 2014. See “Note 2 — Accounting for Investment in Qualified Affordable Housing Projects.” for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation, dated June 23, 2004 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated July 28, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated December 16, 2011 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K ,filed with the SEC on December 19, 2011).

3.6	Amended and Restated Bylaws of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.7	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated November 21, 2007 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.8	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated October 14, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.9	Third Amendment to Amended and Restated Bylaws of Hanmi Financial Corporation, dated March 26, 2014 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 28, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date: August 8, 2014	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

	By:	/s/ Shick (Mark) Yoon
Shick (Mark) Yoon
Executive Vice President and Chief Financial Officer