Form 10-Q
period 2014-09-30
HANMI FINANCIAL CORP
filed 2014-11-13
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 31, 2014, there were 31,904,031 outstanding shares of the Registrant’s Common Stock.

Hanmi Financial Corporation and Subsidiaries

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2014

Part I — Financial Information

Item 1.	Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$197,016	$179,357
Securities available for sale, at fair value (amortized cost of $1,139,173 as of September 30, 2014 and $549,113 as of December 31, 2013)	1,128,624	530,926
Loans held for sale, at the lower of cost or fair value	7,757	—
Loans receivable, net of allowance for loan losses of $51,179 as of September 30, 2014 and $57,555 as of December 31, 2013	2,628,091	2,177,498
Accrued interest receivable	9,880	7,055
Premises and equipment, net	31,187	14,221
Other real estate owned, net	24,781	756
Customers’ liability on acceptances	2,428	2,018
Servicing assets	7,844	6,833
FDIC loss sharing asset	7,696	—
Other intangible assets, net	2,179	1,171
Investment in federal home loan bank stock, at cost	17,579	14,060
Investment in federal reserve bank stock, at cost	12,273	11,196
Income tax assets	72,330	63,841
Bank-owned life insurance	48,670	29,699
Prepaid expenses	2,753	1,415
Other assets	27,244	14,333

Total assets	$4,228,332	$3,054,379

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,029,343	$819,015
Interest-bearing	2,568,811	1,693,310

Total deposits	3,598,154	2,512,325
Accrued interest payable	3,030	3,366
Bank’s liability on acceptances	2,428	2,018
Federal home loan bank advances	110,000	127,546
Rescinded stock obligation	15,720	—
Subordinated debentures	18,509	—
Accrued expenses and other liabilities	45,297	9,047

Total liabilities	3,793,138	2,654,302

Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,472,323 shares (31,894,429 shares outstanding) as of September 30, 2014 and 32,339,444 shares (31,761,550 shares outstanding) as of December 31, 2013	257	257
Additional paid-in capital	554,446	552,270
Accumulated other comprehensive loss, net of tax benefit of $5,469 as of September 30, 2014 and $8,791 as of December 31, 2013	(5,065)	(9,380)
Accumulated deficit	(44,586)	(73,212)
Less: treasury stock, at cost; 577,894 shares as of September 30, 2014 and December 31, 2013	(69,858)	(69,858)

Total stockholders’ equity	435,194	400,077

Total liabilities and stockholders’ equity	$4,228,332	$3,054,379

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$30,499	$29,098	$87,044	$83,736
Taxable interest on investment securities	3,138	2,040	8,050	6,256
Tax-exempt interest on investment securities	20	69	116	237
Interest on federal funds sold	—	—	—	6
Interest on interest-bearing deposits in other banks	29	28	67	140
Dividends on federal reserve bank stock	173	198	513	577
Dividends on federal home loan bank stock	290	194	762	449

Total interest and dividend income	34,149	31,627	96,552	91,401

Interest Expense:
Interest on deposits	3,278	3,117	9,653	9,376
Interest on federal home loan bank advances	37	36	116	115
Interest on subordinated debentures	73	—	73	678
Interest on rescinded stock obligation	87	—	87	—

Total interest expense	3,475	3,153	9,929	10,169

Net interest income before provision for credit losses	30,674	28,474	86,623	81,232
Negative provision for credit losses	—	—	(7,166)	—

Net interest income after provision for credit losses	30,674	28,474	93,789	81,232

Noninterest Income:
Bargain purchase gain, net of deferred taxes	6,593	—	6,593	—
Service charges on deposit accounts	2,883	2,730	7,924	8,662
Remittance fees	459	481	1,388	1,519
Trade finance fees	314	248	873	801
Other service charges and fees	380	349	1,080	1,082
Bank-owned life insurance income	225	230	672	693
Gain on sales of SBA loans guaranteed portion	1,221	994	2,267	6,064
Net loss on sales of other loans	—	—	—	(557)
Net gain on sales of investment securities	67	611	1,852	923
Other operating income	2,179	416	2,588	758

Total noninterest income	14,321	6,059	25,237	19,945

Noninterest Expense:
Salaries and employee benefits	12,847	9,101	33,386	26,126
Occupancy and equipment	3,098	2,561	7,964	7,532
Merger and integration costs	3,415	—	3,572	—
Unconsummated acquisition costs	—	307	—	1,331
Deposit insurance premiums and regulatory assessments	513	308	1,349	1,059
Data processing	1,476	1,146	3,746	3,436
Other real estate owned expense	78	(59)	84	(47)
Professional fees	1,386	599	2,786	4,095
Directors and officers liability insurance	191	219	574	657
Supplies and communications	628	533	1,725	1,593
Advertising and promotion	809	1,039	2,142	2,419
Loan-related expense	58	91	203	328
Amortization of other intangible assets	33	—	33	—
Other operating expenses	2,231	1,791	6,031	5,369

Total noninterest expense	26,763	17,636	63,595	53,898

Income from continuting operations before provision for income taxes	18,232	16,897	55,431	47,279
Provision for income taxes	4,968	6,582	19,667	17,510

Income from continuting operations, net of taxes	$13,264	$10,315	$35,764	$29,769
Discontinued operations
Income from operations of discontinued subsidiaries (including gain on disposal of $51 in the second quarter of 2014)	$—	$112	$37	$242
Income tax expense	—	42	481	81

Income (loss) from discontinued operations	—	70	(444)	161
Net income	$13,264	$10,385	$35,320	$29,930

Basic earnings per share:
Income from continuing operations, net of taxes	$0.42	$0.33	$1.13	$0.94
Income from discontinued operations, net of taxes	—	—	(0.02)	0.01

Basic earnings per share	$0.42	$0.33	$1.11	$0.95
Diluted earnings per share:
Income from continuing operations, net of taxes	$0.41	$0.33	$1.12	$0.94
Income from discontinued operations, net of taxes	—	—	(0.01)	0.01

Diluted earnings per share	$0.41	$0.33	$1.10	$0.95
Weighted-average shares outstanding:
Basic	31,708,581	31,621,049	31,683,288	31,583,897
Diluted	32,001,419	31,733,004	31,967,876	31,652,795

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$13,264	$10,385	$35,320	$29,930
Other comprehensive income, net of tax
Unrealized gain (loss) on securities
Unrealized holding (loss) gain arising during period	(4,947)	(10,020)	9,491	(16,141)
Less: reclassification adjustment for net gain included in net income	(67)	(611)	(1,852)	(923)
Unrealized (loss) gain on interest-only strip of servicing assets	(3)	—	(2)	1
Income tax benefit (expense) related to items of other comprehensive income	2,102	4,528	(3,322)	7,176

Other comprehensive (loss) income	(2,915)	(6,103)	4,315	(9,887)

Comprehensive Income	$10,349	$4,282	$39,635	$20,043

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Equity

Balance at January 1, 2013	32,074,434	(577,894)	31,496,540	$257	$550,066	$5,418	$(107,519)	$(69,858)	$378,364
Adjustment for the cumulative effect on prior years of retrospectively applying the new method of accounting	—	—	—	—	—	—	(1,112)	—	(1,112)
Exercises of stock options	40,678	—	40,678	—	139	—	—	—	139
Exercises of stock warrants	106,315	—	106,315	—	1,289	—	—	—	1,289
Restricted stock awards	110,582	—	110,582	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	387	—	—	—	387
Comprehensive income:
Net income	—	—	—	—	—	—	19,545	—	19,545
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(9,887)	—	—	(9,887)

Balance at September 30, 2013	32,332,009	(577,894)	31,754,115	$257	$551,881	$(4,469)	$(89,086)	$(69,858)	$388,725

Balance at January 1, 2014	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(73,212)	$(69,858)	$400,077
Exercises of stock options	34,382	—	34,382	—	427	—	—	—	427
Exercises of stock warrants	429	—	429	—	2	—	—	—	2
Restricted stock awards	98,068	—	98,068	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,747	—	—	—	1,747
Cash dividends	—	—	—	—	—	—	(6,694)	—	(6,694)
Comprehensive income:
Net income	—	—	—	—	—	—	35,320	—	35,320
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	4,315	—	—	4,315

Balance at September 30, 2014	32,472,323	(577,894)	31,894,429	$257	$554,446	$(5,065)	$(44,586)	$(69,858)	$435,194

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$35,320	$29,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,418	1,525
Amortization of premiums and accretion of discounts on investment securities, net	2,754	1,961
Amortization of other intangible assets	33	123
Amortization of servicing assets	1,318	1,152
Amortization of investment in affordable housing partnerships	592	552
Amortization of subordinated debentures	36	—
Share-based compensation expense	1,747	387
Negative provision for credit losses	(7,166)	—
Gain on sales of investment securities	(1,852)	(923)
Gain on sales of loans	(2,267)	(5,507)
Bargain purchase gain on acquisition	(6,593)	—
Gain (loss) on sales of other real estate owned	2	(71)
Loss on sales of subsidiaries	419	—
Valuation adjustment on other real estate owned	—	7
Origination of loans held for sale	(34,798)	(63,113)
Proceeds from sales of SBA loans guaranteed portion	29,826	77,338
Change in restricted cash	—	5,350
Change in accrued interest receivable	609	624
Change in FDIC loss sharing asset	1,996	—
Change in bank-owned life insurance	(672)	(693)
Change in prepaid expenses	(1,338)	98
Change in other assets	(4,462)	767
Change in income tax assets	(3,066)	5,038
Change in accrued interest payable	(821)	(9,070)
Change in stock warrants payable	—	80
Change in other liabilities	11,670	2,422

Net cash provided by operating activities	24,705	47,977

Cash flows from investing activities:
Proceeds from redemption of federal home loan bank and federal reserve bank stock	—	3,740
Proceeds from matured or called securities available for sale	61,145	62,104
Proceeds from sales of securities available for sale	135,834	41,560
Proceeds from sales of other real estate owned	9,932	1,645
Proceeds from sales of loans held for sale	—	5,380
Proceeds from insurance settlement on bank-owned life insurance	—	279
Cash acquired in acquisition, net of cash consideration paid	116,967	—
Net proceeds from sales of subsidiaries	398	—
Change in loans receivable	(157,988)	(131,169)
Purchases of securities available for sale	(124,442)	(53,762)
Purchases of premises and equipment	(739)	(567)
Purchases of federal reserve bank stock	(3,403)	(978)

Net cash provided by (used) in investing activities	37,704	(71,768)

Cash flows from financing activities:
Change in deposits	(13,168)	33,744
Change in short-term federal home loan bank advances	(25,135)	—
Redemption of Federal Home Loan Bank advances	(2,411)	(290)
Redemption of subordinated debentures	—	(82,406)
Proceeds from exercise of stock options	427	460
Proceeds from exercise of stock warrants	—	305
Cash dividends paid	(4,463)	(2,215)

Net cash used in financing activities	(44,750)	(50,402)

Net increase (decrease) in cash and cash equivalents	17,659	(74,193)
Cash and cash equivalents at beginning of year	179,357	268,047

Cash and cash equivalents at end of period	$197,016	$193,854

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,750	$19,239
Income taxes	$20,930	$11,910
Non-cash activities:
Transfer of loans receivable to other real estate owned	$7,501	$1,090
Transfer of loans receivable to loans held for sale	$—	$8,010
Transfer of loans held for sale to loans receivable	$—	$2,534
Note receivable from sale of insurance subsidiaries	$1,394	$—
Conversion of stock warrants into common stock	$2	$981
Income tax (expense) benefit related to items of other comprehensive income	$(3,322)	$7,176
Change in unrealized (gain) loss in accumulated other comprehensive income	$(9,489)	$16,140
Cash dividend declared	$(2,231)	$—

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

Hanmi Financial Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2014 and 2013

Note 1 — Basis of Presentation

Hanmi Financial Corporation (“Hanmi Financial,” the “Company,” “we” or “us”) is a Delaware corporation and is subject to the Bank Holding Company Act of 1956, as amended. Hanmi Bank (the “Bank”), a California state chartered bank, is a wholly owned subsidiary of Hanmi Financial. During the second quarter of 2014, we disposed of two subsidiaries, Chun-Ha Insurance Services, Inc., a California corporation (“Chun-Ha”), and All World Insurance Services, Inc., a California corporation (“All World”). See “Note 4 — Sale of Insurance Subsidiaries and Discontinued Operations.” On August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp, Inc. See “Note 2 — Acquisition.”

In management’s opinion, the accompanying unaudited consolidated financial statements of Hanmi Financial and its subsidiaries reflect all adjustments of a normal and recurring nature that are necessary for a fair presentation of the results for the interim period ended September 30, 2014, but are not necessarily indicative of the results that will be reported for the entire year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The aforementioned unaudited consolidated financial statements are in conformity with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The interim information should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”).

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include, among other items, the fair value estimates of assets acquired and liabilities assumed in Central Bancorp, Inc. (“CBI”) acquisition as discussed in “Note 2 – Acquisition.” The acquired assets and assumed liabilities of Central Bancorp, Inc. were measured at their estimated fair values. The Company made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities.

Descriptions of our significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in our 2013 Annual Report on Form 10-K. During the three months ended June 30, 2014, we adopted an accounting policy related to accounting for investments in low-income housing tax credit according to Financial Accounting Standards Board (“FASB”) ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. See “Note 3 — Accounting for Investments in Qualified Affordable Housing Projects.” During the three months ended September 30, 2014, we completed acquisition of CBI and our acquisition was accounted for using the acquisition method of accounting. See “Note 2 —Acquisition” for more information about the CBI acquisition and “Note 6 — Loans” for accounting policies regarding purchased loans.

Note 2 — Acquisition

Acquisition of Central Bancorp, Inc.

On August 31, 2014, Hanmi Financial completed its acquisition of CBI, the parent company of United Central Bank (“UCB”). In the merger with CBI, each share of CBI common stock was exchanged for $17.64 per share or $50 million in the aggregate. In addition, Hanmi Financial paid $28.7 million to redeem CBI preferred stock and cumulative unpaid dividends and $1.6 million for accrued interest payable on CBI subordinated debentures immediately prior to the consummation of the merger. The merger consideration was funded from consolidated cash of Hanmi Financial. At August 31, 2014, CBI had total assets, liabilities and equity of $1.26 billion, $1.17 billion and $86.8 million, respectively. Total loans and deposits were $294.0 million and $1.1 billion, respectively, at August 31, 2014.

CBI was headquartered in Garland, Texas and through UCB, operated 23 branch locations within Texas, Illinois, Virginia, New York, New Jersey and California. The combined companies operate as Hanmi Financial Corporation and Hanmi Bank, respectively, with banking operations under the Hanmi Bank brand. Following the acquisition, Hanmi Bank has expanded its geographic presence through a network of 49 branches located throughout the United States. Key strategic benefits of the merger include 1) access to highly attractive markets with large Asian-American communities, creating business opportunities by leveraging Hanmi Bank’s brand and business strategies, 2) ability to realize significant cost savings and operational efficiencies for the combined company, and 3) opportunity to prudently deploy capital at an attractive return for our shareholders.

In connection with the acquisition, the consideration paid, the provisional estimate of the fair value of the assets acquired and the liabilities assumed as of August 31, 2014 are summarized in the following table:

(In thousands)
Consideration paid:
CBI Stockholders	$50,000
Redemption of preferred stock and cumulative unpaid dividends	28,675
Accrued interest on subordinated debentures	1,566

80,241
Assets acquired:
Cash and cash equivalents	197,209
Securities available for sale	663,497
Loans	294,032
Premises and equipment	17,735
Other real estate owned	28,027
Income tax assets, net	8,800
Core deposit intangible	2,213
FDIC loss sharing assets	9,692
Bank-owned life insurance	18,296
Other assets	16,428

Total assets acquired	1,255,929
Liabilities assumed:
Deposits	1,098,997
Subordinated debentures	18,473
Rescinded stock obligation	15,720
FHLB advances	10,000
Other liabilities	25,905

Total liabilities assumed	1,169,095

Total identifiable net assets	$86,834

Bargain purchase gain, net of deferred taxes	$6,593

The CBI acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of acquisition date. The Company made significant estimates and exercised significant judgment in estimating the fair values and accounting for such acquired assets and assumed liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The fair values are based on provisional valuation estimates of the fair values of the acquired assets and assumed liabilities. The valuation of acquired loans, income taxes and the core deposit intangibles are based on a preliminary estimate and are subject to change as the provisional amounts are finalized. The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $6.6 million. The operations of CBI are included in our operating results since the acquisition date for the third quarter of 2014. Acquisition-related costs of $3.6 million for the nine months ended September 30, 2014 are expensed as incurred as merger and integration costs. These expenses are comprised primarily of system conversion costs and professional fees.

The $294.0 million estimated fair value of loans acquired from CBI was determined by utilizing a discounted cash flow methodology considering credit and interest rate risk. Cash flows were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a current market rate for similar loans. There was no carryover of CBI’s allowance for loan losses associated with the loans acquired as loans were initially recorded at fair value.

The following table summarizes the accretable yield on the purchased credit impaired loans acquired from the CBI merger at August 31, 2014.

(In thousands)
Undiscounted contractual cash flows	$117,301
Nonaccretable discount	(18,565)

Undiscounted cash flow to be collected	98,736
Estimated fair value of PCI loans	75,878

Accretable yield	$22,858

The core deposit intangible (“CDI”) of $2.2 million was recognized for the core deposits acquired from CBI. The CDI is amortized over its useful life of approximately ten years on an accelerated basis and reviewed for impairment at least quarterly. The amortization expense for the third quarter of 2014 was $33,000.

The fair value of savings and transactional deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Expected cash flows were utilized for fair value calculation of the certificates of deposit based on the contractual terms of the certificates of deposit and the cash flows were discounted based on a current market rate for certificates of deposit with corresponding maturities. The premium for certificates of deposit was $11.3 million with $591,000 amortized in the third quarter of 2014.

The fair value of subordinated debentures was determined by estimating projected future cash flows and discounting them at a market rate of interest. A discount of $8.3 million was recognized for subordinated debentures, which will be amortized over their contractual term. The amortization for the third quarter of 2014 was $35,000.

Unaudited Pro Forma Results of Operations

The following table presents our unaudited pro forma results of operations for the periods presented as if the CBI acquisition had been completed on January 1, 2013. The unaudited pro forma results of operations include the historical accounts of Hanmi Financial and CBI and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the CBI acquisition been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$62,427	$55,727	$170,923	$182,135
Pro forma net income from continuing operations	$18,359	$12,826	$43,546	$47,201
Pro forma earnings per share from continuing operations:
Basic	$0.58	$0.41	$1.37	$1.49
Diluted	$0.57	$0.40	$1.36	$1.49

Note 3 — Accounting for Investments in Qualified Affordable Housing Projects

The Bank invests in qualified affordable housing projects (low income housing) and previously accounted for them under the equity method of accounting. The Bank recognized its share of partnership losses in other operating expenses with the tax benefits recognized in the income tax provision. In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which amends ASC 323 to provide the ability to elect the proportional amortization method with the amortization expense and tax benefits recognized through the income tax provision. This ASU is effective for the annual period beginning after December 15, 2014, with early adoption being permitted. The Bank elected to early adopt the provisions of the ASU in the second quarter of 2014 and elected the proportional amortization method as retrospective transition. This accounting change in the amortization methodology resulted in changes to account for amortization recognized in prior periods, which impacted the balance of tax credit investments and related tax accounts. The investment amortization expense is presented as a component of the income tax provision.

The cumulative effect of the retrospective application of this accounting principle as of January 1, 2012 was a negative $1.1 million. Net income in the three and nine months ended September 30, 2013 increased by $135,000 and $51,000, respectively, due to the change in accounting principle.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Balance Sheets, Statements of Income and Statement of Cash Flows for the respective periods:

Hanmi Financial Corporations and Subsidiaries

Consolidated Balance Sheet (Unaudited)

	As of December 31, 2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Assets
Cash and cash equivalents	$179,357	$—	$179,357
Securities available for sale	530,926	—	530,926
Loans receivable	2,177,498	—	2,177,498
Income tax assets	63,536	305	63,841
Other assets	104,222	(1,465)	102,757

Total assets	$3,055,539	$(1,160)	$3,054,379

Liabilities and stockholders’ equity
Liabilities	$2,654,302	$—	$2,654,302
Stockholders’ equity	401,237	(1,160)	400,077

Total liabilities and stockholders’ equity	$3,055,539	$(1,160)	$3,054,379

Hanmi Financial Corporations and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30, 2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$31,627	$—	$31,627
Interest expense	3,153	—	3,153

Net interest income	$28,474	$—	$28,474
Noninterest income	6,059	—	6,059
Noninterest expense	17,811	(175)	17,636

Income before provision for income taxes	$16,722	$175	$16,897
Provision for income taxes	6,542	40	6,582

Income from continuing operations	$10,180	$135	$10,315

Earnings per share from continuing operations
Basic	$0.32	$0.01	$0.33
Diluted	$0.32	$0.01	$0.33

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$91,401	$—	$91,401
Interest expense	10,169	—	10,169

Net interest income	$81,232	$—	$81,232
Noninterest income	19,945	—	19,945
Noninterest expense	54,451	(553)	53,898

Income before provision for income taxes	$46,726	$553	$47,279
Provision for income taxes	17,008	502	17,510

Income from continuing operations	$29,718	$51	$29,769

Earnings per share from continuing operations
Basic	$0.94	$—	$0.94
Diluted	$0.94	$—	$0.94

Hanmi Financial Corporations and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net income	$29,879	$51	$29,930
Total adjustment in net income	18,098	(51)	18,047

Net cash provided by operating activities	$47,977	$—	$47,977
Cash flows from investing activities:
Net cash used in investing activities	(71,768)	—	(71,768)
Cash flows from financing activities:
Net cash used in financing activities	(50,402)	—	(50,402)

Net decrease in cash and cash equivalents	$(74,193)	$—	$(74,193)
Cash and cash equivalents at beginning of period	268,047	—	268,047

Cash and cash equivalents at end of period	$193,854	$—	$193,854

The Bank determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recognized as of September 30, 2014 or December 31, 2013. The investment in low income housing was $21.8 million and $3.0 million as of September 30, 2014 and December 31, 2013, respectively. The Bank’s unfunded commitments related to low income housing investments was $12.6 million as of September 30, 2014 and there were none as of December 31, 2013. The Bank recognized $592,000 and $1.0 million as a component of income tax expense during the three and nine months ended September 30, 2014, respectively, and tax credits and other benefits received from the tax expenses were $821,000 and $1.4 million during the three and nine months ended September 30, 2014, respectively.

Note 4 — Sale of Insurance Subsidiaries and Discontinued Operations

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

The sale resulted in a $51,000 gain and a $4,000 income tax benefit from operating loss, offset by a $470,000 capital gain tax and a $52,000 operating loss. Consequently, net loss from discontinued operations in the second quarter of 2014 was $467,000, or $0.01 per diluted share. The discontinued operations generated noninterest income, primarily in the line item for insurance commissions, of $2.7 million in the first six months of 2014 and $1.3 million in the first quarter of 2014. They also incurred noninterest expense of $2.7 million in various line items in the first six months of 2014 and $1.4 million in the first quarter of 2014.

Summarized financial information for our discontinued operations related to Chun-Ha and All World are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$1,602	$1,396
Premises and equipment, net	90	79
Other intangible assets, net	1,089	1,171
Other assets	2,855	3,298

Total assets	$5,636	$5,944

Income tax payable	$415	$1,304
Accrued expenses and other liabilities	1,878	2,171

Total liabilities	$2,293	$3,475

Net assets of discontinued operations	$3,343	$2,469

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
		(In thousands)
Noninterest income (loss)	$112	$(14)	$242
Gain on disposal	—	51	—

Income before taxes	$112	$37	$242
Provision for income taxes	42	481	81

Net income (loss) from discontinued operations	$70	$(444)	$161

Note 5 — Investment Securities

The following is a summary of investment securities available for sale as of September 30, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
September 30, 2014
Mortgage-backed securities (1) (2)	$588,638	$230	$4,711	$584,157
Collateralized mortgage obligations (1)	197,784	146	1,719	196,211
U.S. government agency securities	176,449	—	3,656	172,793
SBA loan pool securities	114,753	64	700	114,117
Municipal bonds-tax exempt	4,335	94	—	4,429
Municipal bonds-taxable	16,666	141	147	16,660
Corporate bonds	17,018	11	89	16,940
U.S. treasury securities	164	—	1	163
Other securities	22,916	—	212	22,704
Equity security	450	—	—	450

Total securities available for sale	$1,139,173	$686	$11,235	$1,128,624

December 31, 2013
Mortgage-backed securities (1)	$222,768	$317	$6,026	$217,059
Collateralized mortgage obligations (1)	130,636	274	3,217	127,693
U.S. government agency securities	90,852	—	7,316	83,536
Municipal bonds-tax exempt	13,857	110	30	13,937
Municipal bonds-taxable	33,361	73	1,080	32,354
Corporate bonds	21,013	8	186	20,835
U.S. treasury securities	19,998	—	1	19,997
SBA loan pool securities	13,598	—	969	12,629
Other securities	3,030	—	144	2,886

Total securities available for sale	$549,113	$782	$18,969	$530,926

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities
(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages

The amortized cost and estimated fair value of investment securities as of September 30, 2014, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2064, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Within one year	$15,702	$15,721
Over one year through five years	73,633	73,247
Over five years through ten years	139,745	136,900
Over ten years	100,305	99,234
Mortgage-backed securities	588,638	584,157
Collateralized mortgage obligations	197,784	196,211
Other securities	22,916	22,704
Equity security	450	450

Total	$1,139,173	$1,128,624

FASB ASC 320, Investments – Debt and Equity Securities, requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the nine months ended September 30, 2014.

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of September 30, 2014 and December 31, 2013:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In thousands, except number of securities)
September 30, 2014
Mortgage-backed securities	$2,947	$422,318	73	$1,764	$60,057	22	$4,711	$482,375	95
Collateralized mortgage obligations	914	145,816	30	805	21,188	9	1,719	167,004	39
U.S. government agency securities	537	85,948	22	3,119	71,843	26	3,656	157,791	48
SBA loan pool securities	27	87,088	15	673	12,037	4	700	99,125	19
Municipal bonds-taxable	9	2,238	2	138	5,511	5	147	7,749	7
Corporate bonds	—	—	—	89	7,902	2	89	7,902	2
U.S. treasury securities	1	163	1	—	—	—	1	163	1
Other securities	111	19,775	1	101	2,924	5	212	22,699	6

Total	$4,546	$763,346	144	$6,689	$181,462	73	$11,235	$944,808	217

December 31, 2013
Mortgage-backed securities	$3,437	$170,324	51	$2,589	$30,947	12	$6,026	$201,271	63
Collateralized mortgage obligations	2,353	87,026	27	864	14,657	7	3,217	101,683	34
U.S. government agency securities	3,942	50,932	19	3,374	32,606	12	7,316	83,538	31
Municipal bonds-tax exempt	30	8,562	5	—	—	—	30	8,562	5
Municipal bonds-taxable	787	22,817	16	293	3,813	4	1,080	26,630	20
Corporate bonds	9	5,024	1	177	11,803	3	186	16,827	4
U.S. treasury bills	1	19,996	2	—	—	—	1	19,996	2
SBA loan pool securities	—	—	—	969	12,629	4	969	12,629	4
Other securities	48	1,957	3	96	929	3	144	2,886	6

Total	$10,607	$366,638	124	$8,362	$107,384	45	$18,969	$474,022	169

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2014 and December 31, 2013 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of September 30, 2014 and December 31, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2014 and December 31, 2013 were not other-than-temporarily impaired, and therefore, no impairment charges as of September 30, 2014 and December 31, 2013 were warranted.

Realized gains and losses on sales of investment securities, proceeds from sales of investment securities and tax expense on sales of investment securities were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Gross realized gains on sales of investment securities	$67	$619	$1,853	$932
Gross realized losses on sales of investment securities	—	(8)	(1)	(9)

Net realized gains on sales of investment securities	$67	$611	$1,852	$923

Proceeds from sales of investment securities	$9,778	$26,661	$140,855	$51,425

For the three months ended September 30, 2014, there was a $67,000 gain in earnings resulting from the sale of investment securities that had previously been recorded as net unrealized gains of $23,000 in comprehensive income. For the three months ended September 30, 2013, there was a $611,000 net gain in earnings resulting from the sale of investment securities that had previously been recorded as net unrealized gains of $899,000 in comprehensive income.

For the nine months ended September 30, 2014, there was a $1.9 million net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized losses of $498,000 in comprehensive income. For the nine months ended September 30, 2013, there was a $923,000 net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized gains of $2.4 million in comprehensive income.

Investment securities available for sale with par values of $79.9 million and $47.6 million as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances, public deposits and for other purposes as required or permitted by law.

Note 6 — Loans

The loan portfolio includes originated and purchased loans. Originated loans and purchased loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments, are referred to collectively as non-purchased credit impaired loans, or “Non-PCI loans.” Purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and it was probable that we would be unable to collect all contractually required payments are referred to as purchased credit impaired loans, or “PCI loans”.

Non-PCI loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired non-impaired loans are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold.

PCI loans are accounted for in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” For PCI loans, at the time of acquisition, we (i) calculate the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimate the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The difference between the undiscounted cash flows expected to be collected and the estimated fair value of the acquired loans is the accretable yield. The accretable yield is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. PCI loans may be placed on nonaccrual status, including use of the cost recovery method or cash basis method of income recognition, if information is not available to reasonably estimate cash flows expected to be collected to compute its yield. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to PCI loans; such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

As part of the fair value process and the subsequent accounting, the Company aggregates PCI loans into pools having common credit risk characteristics such as type and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

PCI loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual with interest income recognized on either a cash basis or as a reduction of the principal amount outstanding.

The Board of Directors and management review and approve the Bank’s loan policy and procedures on a regular basis to reflect issues such as regulatory and organizational structure changes, strategic planning revisions, concentrations of credit, loan delinquencies and nonperforming loans, problem loans, and policy adjustments.

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

The majority of the Bank’s loan portfolio consists of commercial real estate and commercial and industrial loans. The Bank has been diversifying and monitoring commercial real estate loans based on property types, underwriting standards, and portfolio liquidity and management, and certain specified limits set forth in the Bank’s loan policy. To date, most of the Bank’s lending activity occurred within Southern California. With the acquisition of CBI, our lending activities in other areas of the country will increase.

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	September 30, 2014			December 31,
	Non-PCI Loans	PCI Loans	Total	2013
	(In thousands)
Real estate loans:

Commercial property (1)
Retail	$635,861	$15,940	$651,801	$543,619
Hotel/Motel	452,405	14,206	466,611	322,927
Gas station	340,386	18,069	358,455	292,557
Other	805,696	15,715	821,411	731,617
Construction	4,146	—	4,146	—
Residential property	106,044	2,686	108,730	79,078

Total real estate loans	2,344,538	66,616	2,411,154	1,969,798
Commercial and industrial loans:
Commercial term	119,175	350	119,525	124,391
Commercial lines of credit	75,246	—	75,246	71,042
International loans	41,127	—	41,127	36,353

Total commercial and industrial loans	235,548	350	235,898	231,786
Consumer loans	28,849	58	28,907	32,505

Total gross loans	2,608,935	67,024	2,675,959	2,234,089
Allowance for loans losses	(51,179)	—	(51,179)	(57,555)
Deferred loan costs	3,311	—	3,311	964

Loans receivable, net	$2,561,067	$67,024	$2,628,091	$2,177,498

(1)	Includes owner-occupied property loans of $1.10 billion and $957.3 million as of September 30, 2014 and December 31, 2013, respectively.

Accrued interest on loans receivable was $5.8 million and $5.4 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, loans receivable totaling $872.2 million and $568.7 million, respectively, were pledged to secure advances from the FHLB and the Federal Reserve Bank’s (“FRB”) federal discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the three months ended September 30, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Total Non-PCI
	(In thousands)
September 30, 2014
Balance at beginning of period	$2,568	$1,274	$—	$3,842
Origination of loans held for sale	15,198	3,031	—	18,229
Sales of loans held for sale	(12,135)	(2,133)	—	(14,268)
Principal payoffs and amortization	(20)	(26)	—	(46)

Balance at end of period	$5,611	$2,146	$—	$7,757

September 30, 2013
Balance at beginning of period	$2,137	$416	$—	$2,553
Origination of loans held for sale	15,634	1,501	—	17,135
Reclassification from loans held for sale to loans receivable	(2,118)	(416)	—	(2,534)
Sales of loans held for sale	(10,725)	(1,181)	—	(11,906)
Principal payoffs and amortization	(20)	—	—	(20)

Balance at end of period	$4,908	$320	$—	$5,228

For the three months ended September 30, 2014, there was no reclassification of Non-PCI loans receivable as Non-PCI loans held for sale, and Non-PCI loans held for sale of $14.3 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable. For the three months ended September 30, 2013, there was no reclassification of Non-PCI loans receivable as Non-PCI loans held for sale, and Non-PCI loans held for sale of $11.9 million were sold.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the nine months ended September 30, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Total Non-PCI
	(In thousands)
September 30, 2014
Balance at beginning of period	$—	$—	$—	$—
Origination of loans held for sale	29,591	5,207	—	34,798
Sales of loans held for sale	(23,953)	(3,033)	—	(26,986)
Principal payoffs and amortization	(27)	(28)	—	(55)

Balance at end of period	$5,611	$2,146	$—	$7,757

September 30, 2013
Balance at beginning of period	$7,977	$329	$—	$8,306
Origination of loans held for sale	58,725	4,387	—	63,112
Reclassification from loans receivable to loans held for sale	7,593	416	—	8,009
Reclassification from loans held for sale to loans receivable	(2,118)	(416)	—	(2,534)
Sales of loans held for sale	(67,235)	(4,391)	—	(71,626)
Principal payoffs and amortization	(34)	(5)	—	(39)

Balance at end of period	$4,908	$320	$—	$5,228

For the nine months ended September 30, 2014, there was no reclassification of Non-PCI loans receivable as Non-PCI loans held for sale, and Non-PCI loans held for sale of $27.0 million were sold. In addition, there was no reclassification from Non-PCI loans held for sale to Non-PCI loans receivable. For the nine months ended September 30, 2013, Non-PCI loans receivable of $8.0 million were reclassified as Non-PCI loans held for sale, and Non-PCI loans held for sale of $71.6 million were sold.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$51,886	$59,876	$57,555	$63,305
Charge-offs	(1,418)	(4,610)	(5,569)	(11,124)
Recoveries on loans previously charged off	663	2,383	6,656	4,964

Net loan (charge-offs) recoveries	(755)	(2,227)	1,087	(6,160)
Provision (negative provision) charged to operating expense	48	(10)	(7,463)	494

Balance at end of period	$51,179	$57,639	$51,179	$57,639

Allowance for off-balance sheet items:
Balance at beginning of period	$1,592	$1,320	$1,247	$1,824
(Negative provision) provision charged to operating expense	(48)	10	297	(494)

Balance at end of period	$1,544	$1,330	$1,544	$1,330

There was no allowance for loan losses on our PCI loans as of September 30, 2014. The allowance for off-balance sheet items is maintained at a level believed to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of September 30, 2014 and 2013, the allowance for off-balance sheet items amounted to $1.5 million and $1.3 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the provision for credit losses.

The following table details the information on the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2014
Allowance for loan losses:
Beginning balance	$40,303	$9,738	$540	$1,305	$51,886
Charge-offs	(884)	(499)	(35)	—	(1,418)
Recoveries on loans previously charged off	293	365	5	—	663
(Negative provision) provision	179	260	(186)	(205)	48

Ending balance	$39,891	$9,864	$324	$1,100	$51,179

Ending balance: individually evaluated for impairment	$2,027	$3,757	$—	$—	$5,784

Ending balance: collectively evaluated for impairment	$37,864	$6,107	$324	$1,100	$45,395

Loans receivable:
Ending balance	$2,411,154	$235,898	$28,907	$—	$2,675,959

Ending balance: individually evaluated for impairment	$35,654	$11,970	$1,758	$—	$49,382

Ending balance: collectively evaluated for impairment	$2,308,884	$223,578	$27,091	$—	$2,559,553

Ending balance: acquired with deteriorated credit quality	$66,616	$350	$58	$—	$67,024

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2013
Allowance for loan losses:
Beginning balance	$46,396	$11,118	$1,884	$478	$59,876
Charge-offs	(1,017)	(3,575)	(18)	—	(4,610)
Recoveries on loans previously charged off	1,641	737	5	—	2,383
Provision (negative provision)	(1,795)	388	(232)	1,629	(10)

Ending balance	$45,225	$8,668	$1,639	$2,107	$57,639

Ending balance: individually evaluated for impairment	$564	$1,475	$330	$—	$2,369

Ending balance: collectively evaluated for impairment	$44,661	$7,193	$1,309	$2,107	$55,270

Loans receivable:
Ending balance	$1,921,659	$203,547	$34,065	$—	$2,159,271

Ending balance: individually evaluated for impairment	$29,424	$12,468	$1,574	$—	$43,466

Ending balance: collectively evaluated for impairment	$1,892,235	$191,079	$32,491	$—	$2,115,805

The following table details the information on the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2014
Allowance for loan losses:
Beginning balance	$43,550	$11,287	$1,427	$1,291	$57,555
Charge-offs	(2,073)	(3,394)	(102)	—	(5,569)
Recoveries on loans previously charged off	3,298	3,338	20	—	6,656
(Negative provision) provision	(4,884)	(1,367)	(1,021)	(191)	(7,463)

Ending balance	$39,891	$9,864	$324	$1,100	$51,179

Ending balance: individually evaluated for impairment	$2,027	$3,757	$—	$—	$5,784

Ending balance: collectively evaluated for impairment	$37,864	$6,107	$324	$1,100	$45,395

Loans receivable:
Ending balance	$2,411,154	$235,898	$28,907	$—	$2,675,959

Ending balance: individually evaluated for impairment	$35,654	$11,970	$1,758	$—	$49,382

Ending balance: collectively evaluated for impairment	$2,308,884	$223,578	$27,091	$—	$2,559,553

Ending balance: acquired with deteriorated credit quality	$66,616	$350	$58	$—	$67,024

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2013
Allowance for loan losses:
Beginning balance	$49,472	$10,636	$2,280	$917	$63,305
Charge-offs	(4,592)	(6,314)	(218)	—	(11,124)
Recoveries on loans previously charged off	2,923	1,981	60	—	4,964
Provision (negative provision)	(2,578)	2,365	(483)	1,190	494

Ending balance	$45,225	$8,668	$1,639	$2,107	$57,639

Ending balance: individually evaluated for impairment	$564	$1,475	$330	$—	$2,369

Ending balance: collectively evaluated for impairment	$44,661	$7,193	$1,309	$2,107	$55,270

Loans receivable:
Ending balance	$1,921,659	$203,547	$34,065	$—	$2,159,271

Ending balance: individually evaluated for impairment	$29,424	$12,468	$1,574	$—	$43,466

Ending balance: collectively evaluated for impairment	$1,892,235	$191,079	$32,491	$—	$2,115,805

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

As of September 30, 2014 and December 31, 2013, pass/pass-watch (grade 0-4), criticized (grade 5) and classified (grade 6-7) loans (excluding PCI loans), disaggregated by loan class, were as follows:

	As of September 30, 2014
	Pass/Pass-Watch (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$620,511	$12,821	$2,529	$635,861
Hotel/Motel	399,006	48,995	4,404	452,405
Gas station	320,501	10,054	9,831	340,386
Other	780,400	13,599	11,697	805,696
Construction	4,146	—	—	4,146
Residential property	103,812	122	2,110	106,044
Commercial and industrial loans:
Commercial term	108,908	1,315	8,952	119,175
Commercial lines of credit	74,286	—	960	75,246
International loans	38,676	—	2,451	41,127
Consumer loans	26,626	140	2,083	28,849

Total Non-PCI loans	$2,476,872	$87,046	$45,017	$2,608,935

	As of December 31, 2013
	Pass/Pass-Watch (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$531,014	$5,309	$7,296	$543,619
Hotel/Motel	308,483	1,796	12,648	322,927
Gas station	279,636	3,104	9,817	292,557
Other	690,481	8,524	32,612	731,617
Residential property	77,422	—	1,656	79,078
Commercial and industrial loans:
Commercial term	107,712	2,007	14,672	124,391
Commercial lines of credit	69,823	—	1,219	71,042
International loans	35,777	576	—	36,353
Consumer loans	30,044	163	2,298	32,505

Total Non-PCI loans	$2,130,392	$21,479	$82,218	$2,234,089

The following is an aging analysis of past due loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	As of September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(In thousands)
Real estate loans:
Commercial property
Retail	$1,927	$146	$182	$2,255	$633,606	$635,861	$—
Hotel/Motel	52	733	1,203	1,988	450,417	452,405	—
Gas station	4,781	794	544	6,119	334,267	340,386	—
Other	1,867	67	380	2,314	803,382	805,696	15
Construction	—	—	—	—	4,146	4,146	—
Residential property	113	121	486	720	105,324	106,044	—
Commercial and industrial loans:
Commercial term	1,410	587	2,873	4,870	114,305	119,175	—
Commercial lines of credit	274	197	—	471	74,775	75,246	—
International loans	251	—	—	251	40,876	41,127	—
Consumer loans	—	—	248	248	28,601	28,849	—

Total Non-PCI loans	$10,675	$2,645	$5,916	$19,236	$2,589,699	$2,608,935	$15

	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(In thousands)
Real estate loans:
Commercial property
Retail	$202	$426	$2,196	$2,824	$540,794	$543,618	$—
Hotel/Motel	1,087	—	1,532	2,619	320,308	322,927	—
Gas station	141	410	153	704	291,853	292,557	—
Other	423	2,036	839	3,298	728,320	731,618	—
Residential property	—	122	279	401	78,677	79,078	—
Commercial and industrial loans:
Commercial term	1,443	886	3,269	5,598	118,793	124,391	—
Commercial lines of credit	—	150	250	400	70,642	71,042	—
International loans	—	—	—	—	36,353	36,353	—
Consumer loans	311	42	77	430	32,075	32,505	—

Total Non-PCI loans	$3,607	$4,072	$8,595	$16,274	$2,217,815	$2,234,089	$—

Impaired Loans

Loans are considered impaired when nonaccrual and principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; or they are classified as Troubled Debt Restructuring (“TDR”) loans to offer terms not typically granted by the Bank; or when current information or events make it unlikely to collect in full according to the contractual terms of the loan agreements; or there is a deterioration in the borrower’s financial condition that raises uncertainty as to timely collection of either principal or interest; or full payment of both interest and principal is in doubt according to the original contractual terms.

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

The allowance for collateral-dependent loans is determined by calculating the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, using recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

The following tables provide information on impaired loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance
	(In thousands)
September 30, 2014
Real estate loans:
Commercial property
Retail	$4,443	$4,543	$1,940	$2,503	$256
Hotel/Motel	4,042	4,855	4,042	—	1,261
Gas station	14,152	14,681	13,692	460	166
Other	9,856	11,266	8,518	1,338	344
Residential property	3,161	3,292	3,161	—	—
Commercial and industrial loans:
Commercial term	7,958	8,408	1,914	6,044	3,469
Commercial lines of credit	2,874	2,976	2,692	182	183
International loans	1,138	1,138	460	678	105
Consumer loans	1,758	1,910	1,758	—	—

Total Non-PCI loans	$49,382	$53,069	$38,177	$11,205	$5,784

December 31, 2013
Real estate loans:
Commercial property
Retail	$6,244	$6,332	$3,767	$2,477	$305
Hotel/Motel	6,200	6,940	4,668	1,532	1,183
Gas station	9,389	9,884	8,592	797	209
Other	11,451	12,882	9,555	1,896	351
Residential property	2,678	2,773	2,678	—	—
Commercial and industrial loans:
Commercial term	13,834	14,308	2,929	10,905	3,806
Commercial lines of credit	614	686	173	441	252
International loans	1,087	1,087	286	801	78
Consumer loans	1,569	1,671	644	925	284

Total Non-PCI loans	$53,066	$56,563	$33,292	$19,774	$6,468

	Average Recorded Investment for the Three Months Ended	Interest Income Recognized for the Three Months Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized for the Nine Months Ended
	(In thousands)
September 30, 2014
Real estate loans:
Commercial property
Retail	$4,456	$36	$5,682	$215
Hotel/Motel	4,206	102	4,149	232
Gas station	14,181	218	12,023	587
Other	9,898	232	10,716	682
Residential property	3,173	30	2,853	87
Commercial and industrial loans:
Commercial term	8,118	126	10,007	443
Commercial lines of credit	2,884	36	1,447	61
International loans	1,146	—	1,136	—
Consumer loans	1,765	16	1,619	46

Total Non-PCI loans	$49,827	$796	$49,632	$2,353

September 30, 2013
Real estate loans:
Commercial property
Retail	$2,723	$27	$3,703	$105
Hotel/Motel	6,377	127	4,752	384
Gas station	8,777	229	8,775	569
Other	8,699	243	9,512	779
Residential property	2,992	33	3,026	92
Commercial and industrial loans:
Commercial term	10,581	191	12,751	692
Commercial lines of credit	840	23	1,137	47
International loans	1,197	—	1,342	—
Consumer loans	1,581	27	1,624	54

Total Non-PCI loans	$43,767	$900	$46,622	$2,722

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$1,063	$1,058	$3,490	$3,183
Less: Interest income recognized on impaired loans	(796)	(900)	(2,353)	(2,722)

Interest foregone on impaired loans	$267	$158	$1,137	$461

There were no commitments to lend additional funds to borrowers whose loans are included above.

Nonaccrual Loans

Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income.

Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual loans may be restored to accrual status when principal and interest payments become current and full repayment is expected.

The following table details nonaccrual loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Real estate loans:
Commercial property
Retail	$2,062	$2,946
Hotel/Motel	3,051	5,200
Gas station	5,208	2,492
Other	3,674	4,808
Residential property	1,516	1,365
Commercial and industrial loans:
Commercial term	6,060	7,146
Commercial lines of credit	674	423
Consumer loans	1,758	1,497

Total nonaccrual Non-PCI loans	$24,003	$25,877

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Nonaccrual Non-PCI loans	$24,003	$25,877
Loans 90 days or more past due and still accruing	15	—

Total nonperforming Non-PCI loans	24,018	25,877
Other real estate owned	24,781	756

Total nonperforming assets	$48,799	$26,633

Loans on nonaccrual status, excluding loans held for sale, totaled $24.0 million as of September 30, 2014, compared to $25.9 million as of December 31, 2013, representing a 7.2 percent decrease. Delinquent loans (defined as 30 days or more past due), excluding loans held for sale, were $19.2 million as of September 30, 2014, compared to $16.3 million as of December 31, 2013, representing a 18.2 percent increase.

As of September 30, 2014, other real estate owned (“OREO”) consisted of forty properties, of which $20.2 million and $4.6 million were commercial and residential properties, respectively, with a combined carrying value of $24.8 million and no valuation adjustment. Of $24.8 million, $22.3 million was OREOs assumed in the CBI acquisition. As of December 31, 2013, there were three OREOs with a combined carrying value of $756,000 and a valuation adjustment of $56,000.

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

The following table details troubled debt restructurings (excluding PCI loans), disaggregated by concession type and by loan type, as of September 30, 2014 and December 31, 2013:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In thousands)
September 30, 2014
Real estate loans:
Commercial property
Retail	$—	$—	$—	$1,856	$1,856	$307	$—	$—	$—	$307
Hotel/Motel	1,158	727	—	—	1,885	991	—	—	—	991
Gas station	1,106	—	—	—	1,106	2,351	—	—	—	2,351
Other	—	1,532	465	59	2,056	3,310	—	792	1,378	5,480
Residential property	755	—	—	—	755	—	—	—	311	311
Commercial and industrial loans:
Commercial term	118	2	1,007	1,567	2,694	61	227	2,118	1,176	3,582
Commercial lines of credit	230	—	316	128	674	2,200	—	—	—	2,200
Consumer loans	—	—	135	—	135	—	—	—	—	—

Total Non-PCI loans	$3,367	$2,261	$1,923	$3,610	$11,161	$9,220	$227	$2,910	$2,865	$15,222

December 31, 2013
Real estate loans:
Commercial property
Retail	$—	$—	$—	$750	$750	$—	$—	$—	$474	$474
Hotel/Motel	1,272	758	—	—	2,030	1,000	—	—	—	1,000
Gas station	1,291	—	729	—	2,020	365	—	—	2,609	2,974
Other	403	1,279	555	—	2,237	2,956	—	1,253	2,027	6,236
Residential property	795	—	—	—	795	—	—	—	—	—
Commercial and industrial loans:
Commercial term	25	206	1,449	851	2,531	1,203	—	2,286	3,817	7,306
Commercial lines of credit	—	—	—	173	173	—	—	191	—	191
International loans	—	—	—	—	—	—	—	1,087	—	1,087
Consumer loans	—	—	—	—	—	—	—	149	—	149

Total Non-PCI loans	$3,786	$2,243	$2,733	$1,774	$10,536	$5,524	$—	$4,966	$8,927	$19,417

As of September 30, 2014 and December 31, 2013, total TDRs, excluding loans held for sale, were $26.4 million and $30.0 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At September 30, 2014 and December 31, 2013, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $3.7 million and $2.8 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details troubled debt restructurings (excluding PCI loans), disaggregated by loan class, for the three months ended September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Hotel/Motel (1)	—	$—	$—	1	$1,000	$1,000
Gas station (2)	1	2,014	1,991	1	107	91
Other (3)	1	395	385	2	1,011	1,014
Commercial and industrial loans:
Commercial term (4)	—	—	—	8	1,015	1,002
Commercial lines of credit (5)	1	2,092	2,200	—	—	—

Total Non-PCI loans	3	$4,501	$4,576	12	$3,133	$3,107

(1)	Includes a modification of $1.0 million through a payment deferral for the three months ended September 30, 2013.
(2)	Includes a modification of $2.0 million through a payment deferral for the three months ended September 30, 2014, and a modification of $91,000 through a payment deferral for the three months ended September 30, 2013.

(3)	Includes a modification of $385,000 through a payment deferral for the three months ended September 30, 2014, and modifications of $365,000 through a payment deferral and reduction of principal or accrued interest and $649,000 through an extension of maturity for the three months ended September 30, 2013.
(4)	Includes modifications of $381,000 through payment deferrals and $621,000 through extensions of maturity for the three months ended September 30, 2013.
(5)	Includes a modification of $2.2 million through a payment deferral for the three months ended September 30, 2014.

During the three months ended September 30, 2014, we restructured monthly payments on three loans, with a net carrying value of $4.6 million as of September 30, 2014, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructurings (excluding PCI loans), disaggregated by loan class, for the nine months ended September 30, 2014 and 2013:

	September 30, 2014			September 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	1	$2,002	$1,856	—	$—	$—
Hotel/Motel (2)	—	—	—	1	1,000	1,000
Gas station (3)	1	2,040	1,991	1	113	91
Other (4)	3	1,422	1,386	3	1,176	1,144
Residential property (5)	1	317	311	—	—	—
Commercial and industrial loans:
Commercial term (6)	5	327	263	15	1,787	1,625
Commercial lines of credit (7)	3	2,366	2,563	—	—	—
International loans (8)	—	—	—	2	1,584	1,180
Consumer loans (9)	—	—	—	1	149	149

Total Non-PCI loans	14	$8,474	$8,370	23	$5,809	$5,189

(1)	Includes a modification of $1.9 million through an extension of maturity for the nine months ended September 30, 2014.
(2)	Includes a modification of $1.0 million through an extension of maturity for the nine months ended September 30, 2013.
(3)	Includes a modification of $2.0 million through a payment deferral for the nine months ended September 30, 2014, and a modification of $91,000 a payment deferral for the nine months ended September 30, 2013.
(4)	Includes modifications of $1.3 million through payment deferrals and $59,000 through an extension of maturity for the nine months ended September 30, 2014, and modifications of $356,000 through a payment deferral, $130,000 through a reduction of principal or accrued interests and $649,000 through an extension of maturity for the nine months ended September 30, 2013.
(5)	Includes a modification of $311,000 through an extension of maturity for the nine months ended September 30, 2014.
(6)	Includes modifications of $39,000 through a payment deferral, $51,000 through reductions of principal or accrued interest and $173,000 through an extension of maturity for the nine months ended September 30, 2014, and modifications of $388,000 through payment deferrals and $1.2 million through extensions of maturity for the nine months ended September 30, 2013.
(7)	Includes modifications of $2.4 million through payment deferrals and $134,000 through a reduction of principal or accrued interest for the nine months ended September 30, 2014.
(8)	Includes modifications of $1.2 million through reductions of principal or accrued interest for the nine months ended September 30, 2013.
(9)	Includes a modification of $149,000 through a reduction of principal or accrued interest for the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, we restructured monthly payments on 14 loans, with a net carrying value of $8.4 million as of September 30, 2014, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details troubled debt restructurings, excluding PCI loans, that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail	1	$1,856	—	$—	1	$1,856	—	$—
Other	—	—	1	130	—	—	1	130
Commercial and industrial loans:
Commercial term	2	47	—	—	2	47	1	29
Commercial lines of credit	2	412	—	—	3	546	—	—

Total Non-PCI loans	5	$2,315	1	$130	6	$2,449	2	$159

Purchased Credit Impaired Loans

As part of the CBI acquisition during the third quarter ended September 30, 2014, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of those PCI loans as of the dates indicated:

	Carrying Amount	Accretable Yield
	(In thousands)
Balance at January 1, 2014	$—	$—
Additions from CBI acquisition at August 31, 2014	75,878	(22,858)
Accretion	491	491
Payment received	(5,892)	—
Disposals/transfers to OREO	(3,453)	212

Balance at September 30, 2014	$67,024	$(22,155)

As of September 30, 2014, pass/pass-watch (grade 0-4), criticized (grade 5) and classified (grade 6-7) PCI loans, disaggregated by loan class, were as follows:

	As of September 30, 2014
	Pass/Pass-Watch (Grade 0-4)	Criticized (Grade 5)	Classified (Grade 6-7)	Total
Real estate loans:
Commercial property
Retail	$2,939	$215	$12,786	$15,940
Hotel/Motel	248	—	13,958	14,206
Gas station	10,200	1,205	6,664	18,069
Other	2,154	—	13,561	15,715
Residential property	—	—	2,686	2,686
Commercial and industrial loans:
Commercial term	—	—	350	350
Consumer loans	—	—	58	58

Total PCI loans	$15,541	$1,420	$50,063	$67,024

Servicing Assets

The changes in servicing assets for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$6,833	$5,542
Additions from CBI acquisition	1,458	—
Addition related to sale of SBA loans	871	1,996
Amortization	(1,318)	(1,152)

Balance at end of period	$7,844	$6,386

At September 30, 2014 and 2013, we serviced loans sold to unaffiliated parties in the amounts of $341.6 million and $330.4 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

FDIC Loss Sharing Asset

The FDIC loss sharing asset related to the assumption of Single Family and Commercial Shared-Loss Agreement (“SLAs”) between CBI and the FDIC arising from the CBI’s acquisition of Mutual Bank. The loss sharing asset was measured at its fair value as of August 31, 2014 in conjunction with the CBI acquisition. There is a three-year recovery period which begins at the expiration of the Commercial SLA. During this period, 80% of any recoveries of previously charged-off and reimbursed Commercial SLA loans need to be reimbursed to the FDIC. As of September 30, 2014, the FDIC loss sharing asset was related to $7.7 million net receivable from the FDIC. Single-family loans under the Single family SLA as of September 30, 2014 were $3.7 million.

Note 7 — Income Taxes

The Company’s income tax expenses for the continuing operations were $5.0 million for the three months ended September 30, 2014, compared to $6.6 million for the same period in 2013. The effective income tax rate was 27.25 percent for the three months ended September 30, 2014, compared to 38.95 percent for the same period in 2013. For the nine months ended September 30, 2014, income tax expense for the continuing operations were $19.7 million, compared to $17.5 million for the same period in 2013. The effective income tax rate was 35.48 percent, compared to 41.42 percent for the same period in 2013. The decrease in the effective tax rate for the three months ended September 30, 2014 was due mainly to tax rate reduction to the adjustment for the nontaxable bargain purchase gain, which is excluded from taxable income. The decrease in the effective tax rate for the nine months ended September 30, 2014, as compared to the same period in 2013, was due mainly to tax rate reduction to the adjustment for the bargain purchase gain, a $400,000 deferred tax benefit generated from the sale of the insurance businesses and tax benefits to be realized from investments in low income tax credit funds, offset by the expiration of the California EZ net interest deduction and EZ hiring credits. Management concluded that no valuation allowance is required for the deferred tax assets except for the portion related to certain state net operating losses as of September 30, 2014.

As of September 30, 2014, the Company was subject to examinations by various federal and state tax authorities for the tax years ended December 31, 2004 through 2013. As of September 30, 2014, the Company was subjected to audits or examinations by the Internal Revenue Service for the 2009 tax year and the California Franchise Tax Board for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the results of the audits.

Note 8 — Subordinated Debentures and Rescinded Stock Obligation

Subordinated Debentures

During the third quarter of 2014 with the acquisition of CBI, the Company assumed CBI’s Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) with a notional balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount will be amortized to interest expense over the remaining term. In December 2005, a trust was formed by CBI and issued $26.0 million Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis thereafter and invested the proceeds Subordinated Debentures. The Subordinated Debentures will mature on December 31, 2035, which date may be shortened to, at the Bank’s option if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Bank. Interest is payable quarterly, and the Bank has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. Interest expense related to the amortization discount was 35,000 for the three months ended September 30, 2014.

Rescinded Stock Obligation

Hanmi Finanical assumed a rescinded stock obligation of $15.7 million and related accrued interest payable of $4.9 million at the closing date. The obligation resulted from the issuance of CBI common shares more than what was legally authorized in 2009 and 2010. Interest has been accrued on the obligation with interest rates varying state to state. Interest expense of $87,000 was recorded in September 2014, reflecting a weighted average rate of 6.79%. Accrued interest on the obligation as of September 30, 2014 was $5.1 million. Hanmi Financial has been in the process of paying off the obligation since the acquisition date.

Note 9 — Stockholders’ Equity

Stock Warrants

As part of the agreement dated as of July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until their expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Stock, which establishes a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility was based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption was based on the contract term of five years. The dividend yield of zero was based on the fact that we had no intention to pay cash dividends for the term at the grant date. The risk free rate of 2.07 percent used for the warrants was equal to the zero coupon rate in effect at the time of the grant. During the third quarter of 2014, the remaining stock warrants were exercised and there were no outstanding stock warrants as of September 30, 2014.

Note 10 – Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the three months ended September 30, 2014 and 2013 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit	Total
	(In thousands)
For the three months ended September 30 2014:
Balance at beginning of period	$(5,534)	$17	$3,367	$(2,150)
Other comprehensive (loss) income before reclassification	(4,947)	(3)	2,102	(2,848)
Reclassification from accumulated other comprehensive income	(67)	—	—	(67)

Period change	(5,014)	(3)	2,102	(2,915)

Balance at end of period	$(10,548)	$14	$5,469	$(5,065)

For the three months ended September 30, 2013:
Balance at beginning of period	$915	$17	$702	$1,634
Other comprehensive (loss) income before reclassification	(10,020)	—	4,528	(5,492)
Reclassification from accumulated other comprehensive income	(611)	—	—	(611)

Period change	(10,631)	—	4,528	(6,103)

Balance at end of period	$(9,716)	$17	$5,230	$(4,469)

For the three months ended September 30, 2014, there were a $2.8 million of net unrealized loss on available-for-sale securities and interest-only strip, and a $67,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $67,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under noninterest income. The securities were previously recorded as unrealized gains of $23,000 in accumulated other comprehensive income.

For the three months ended September 30, 2013, there were a $5.5 million of net unrealized loss on available-for-sale securities and interest-only strip, and a $611,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $611,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under noninterest income. The securities were previously recorded as unrealized gains of $899,000 in accumulated other comprehensive income.

Activity in accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
	(In thousands)
For the nine months ended September 30 2014:
Balance at beginning of period	$(18,187)	$16	$8,791	$(9,380)
Other comprehensive income (loss) before reclassification	9,491	(2)	(3,322)	6,167
Reclassification from accumulated other comprehensive income	(1,852)	—	—	(1,852)

Period change	7,639	(2)	(3,322)	4,315

Balance at end of period	$(10,548)	$14	$5,469	$(5,065)

For the nine months ended September 30, 2013:
Balance at beginning of period	$7,348	$16	$(1,946)	$5,418
Other comprehensive (loss) income before reclassification	(16,141)	1	7,176	(8,964)
Reclassification from accumulated other comprehensive income	(923)	—	—	(923)

Period change	(17,064)	1	7,176	(9,887)

Balance at end of period	$(9,716)	$17	$5,230	$(4,469)

For the nine months ended September 30, 2014, there were a $6.2 million of net unrealized gain on available-for-sale securities and interest-only strip, and a $1.8 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the sale of available-for-sale securities. The $1.8 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under noninterest income. The securities were previously recorded as unrealized losses of $498,000 in accumulated other comprehensive income.

For the nine months ended September 30, 2013, there were a $9.0 million of net unrealized loss on available-for-sale securities and interest-only strip, and a $923,000 reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption of available-for-sale securities. The $923,000 reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities under noninterest income. The securities were previously recorded as unrealized gains of $2.4 million in accumulated other comprehensive income.

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

The capital ratios of Hanmi Financial and the Bank as of September 30, 2014 and December 31, 2013 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
September 30, 2014
Total capital (to risk-weighted assets):
Hanmi Financial	$482,481	16.33%	$236,338	8.00%	N/A	N/A
Hanmi Bank	$482,802	16.28%	$237,193	8.00%	$296,492	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$445,357	15.08%	$118,169	4.00%	N/A	N/A
Hanmi Bank	$444,771	15.00%	$118,597	4.00%	$177,895	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$445,357	12.80%	$139,169	4.00%	N/A	N/A
Hanmi Bank	$444,771	12.81%	$138,926	4.00%	$173,658	5.00%

December 31, 2013
Total capital (to risk-weighted assets):
Hanmi Financial	$426,614	17.48%	$195,210	8.00%	N/A	N/A
Hanmi Bank	$409,095	16.79%	$194,880	8.00%	$243,600	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$395,763	16.26%	$97,605	4.00%	N/A	N/A
Hanmi Bank	$378,295	15.53%	$97,440	4.00%	$146,160	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$395,763	13.62%	$116,249	4.00%	N/A	N/A
Hanmi Bank	$378,295	13.05%	$115,984	4.00%	$144,980	5.00%

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

Note 12 — Fair Value Measurements

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument below:

Investment securities available for sale – The fair values of investment securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curve, prepayment speeds, and default rates. Level 1 investment securities include U.S. government and agency debentures and equity securities that are traded on an active exchange or by dealers or brokers in active over-the-counter markets. The fair value of these securities is determined by quoted prices on an active exchange or over-the-counter market. Level 2 investment securities primarily include mortgage-backed securities, municipal bonds, collateralized mortgage obligations, SBA loan pool securities, and equity securities in markets that are not active. In determining the fair value of the securities categorized as Level 2, we obtain reports from nationally recognized broker-dealers detailing the fair value of each investment security held as of each reporting date. The broker-dealers use prices obtained from nationally recognized pricing services to value our fixed income securities. The fair value of the municipal bonds is determined based on a proprietary model maintained by the broker-dealers. We review the prices obtained for reasonableness based on our understanding of the marketplace, and also consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and as they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy. Level 3 investment securities are instruments that are not traded in the market. As such, no observable market data for the instrument is available, which necessitates the use of significant unobservable inputs.

As of September 30, 2014, we had a zero coupon tax credit municipal bond of $718,000 compared to $748,000 as of December 31, 2013. This bond was recorded at estimated fair value using a discounted cash flow method, and was measured on a recurring basis with Level 3 inputs. Key assumptions used in measuring the fair value of the tax credit bond as of September 30, 2014 were discount rate and cash flows. The discount rate was derived from the term structure of Bank Qualified (“BQ”) “BBB” rated municipal bonds, as the tax credit bond’s guarantee had the similar credit strength. The contractual future cash flows were the tax credits to be received for a remaining life of 0.48 year. We do not anticipate a significant deterioration of the tax credit bond’s credit quality. Management reviews the discount rate on an ongoing basis based on current market rates.

SBA loans held for sale – SBA loans held for sale are carried at the lower of cost or fair value. As of September 30, 2014 and December 31, 2013, we had $7.8 million and zero of SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At September 30, 2014 and December 31, 2013, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Impaired loans, excluding PCI loans – Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. Nonaccrual Non-PCI loans with an unpaid principal balance over $100,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Nonaccrual Non-PCI loans with an unpaid principal balance of $100,000 or less are evaluated for impairment collectively. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

Other real estate owned – Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 2 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Nonperforming loans held for sale – We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of September 30, 2014 and December 31, 2013, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended September 30, 2014. As of September 30, 2014 and December 31, 2013, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(In thousands)
September 30, 2014
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$584,157	$—	$584,157
Collateralized mortgage obligations	—	196,211	—	196,211
U.S. government agency securities	172,793	—	—	172,793
SBA loan pools securities	—	114,117	—	114,117
Municipal bonds-tax exempt	—	3,711	718	4,429
Municipal bonds-taxable	—	16,660	—	16,660
Corporate bonds	—	16,940	—	16,940
U.S. treasury securities	163	—	—	163
Other securities	—	22,704	—	22,704
Equity security	—	—	450	450

Total securities available for sale	$172,956	$954,500	$1,168	$1,128,624

December 31, 2013
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$217,059	$—	$217,059
Collateralized mortgage obligations	—	127,693	—	127,693
U.S. government agency securities	83,536	—	—	83,536
SBA loan pools securities	—	12,629	—	12,629
Municipal bonds-tax exempt	—	13,189	748	13,937
Municipal bonds-taxable	—	32,354	—	32,354
Corporate bonds	—	20,835	—	20,835
U.S. treasury securities	19,997	—	—	19,997
Other securities	—	2,886	—	2,886

Total securities available for sale	$103,533	$426,645	$748	$530,926

Liabilities:
Stock warrants	$—	$—	$2	$2

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

	Beginning Balance as of January 1, 2014	Purchases, Issuances and Settlement	Realized Gains or Losses in Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of September 30, 2014
	(In thousands)
Assets:
Municipal bonds-tax exempt (1)	$748	$—	$—	$(30)	$718
Equity securities (2)	$—	$450	$—	$—	$450
Liabilities:
Stock warrants (3)	$2	$(2)	$—	$—	$—

(1)	Reflects a zero coupon tax credit municipal bond. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $700,000 with a remaining life of 0.48 year at September 30, 2014.
(2)	Reflects two equity securities that are not actively traded. The fair value of one equity security with a fair value of $250,000 was computed using valuation multiples (price to book and price to earnings) derived from market transactions for comparable companies. The other equity security with a fair value of $200,000 was computed using valuation multiples (price to book and price to earnings) derived from 1) market transactions for comparable companies, and 2) publicly-traded comparable companies. In addition to these approaches, the Company considered a discounted cash flow approach, which cash flows, calculated based on a redemption or liquidation policy of the equity issuer, are discounted back to the present using a 10.5% discount rate.
(3)	Reflects warrants for our common stock issued in connection with services Cappello Capital Corp. provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. There were no outstanding stock warrants as of September 30, 2014. See “Note 9 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of September 30, 2014 and December 31, 2013, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Nine Months Ended September 30, 2014
	(In thousands)
September 30, 2014
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$34,373	$2,199	$2,905
Other real estate owned (2)	—	24,781	—	—

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Twelve Months Ended December 31, 2013
	(In thousands)
December 31, 2013
Assets:
Impaired loans (3)	$—	$36,254	$1,738	$2,431
Other real estate owned (4)	—	756	—	10

(1)	Include real estate loans of $33.6 million, commercial and industrial loans of $1.2 million, and consumer loans of $1.8 million.
(2)	Includes properties from the foreclosure of real estate loans of $24.8 million of which $22.3 million was acquired from CBI.
(3)	Include real estate loans of $32.2 million, commercial and industrial loans of $2.8 million, and consumer loans of $1.3 million.
(4)	Includes properties from the foreclosure of real estate loans of $756,000.

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

The estimated fair values of financial instruments were as follows:

	September 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$197,016	$197,016	$—	$—
Securities available for sale	1,128,624	172,956	954,500	1,168
Loans receivable, net of allowance for loan losses	2,628,091	—	—	2,686,838
Loans held for sale	7,757	—	7,757	—
Accrued interest receivable	9,880	9,880	—	—
Servicing assets	7,844	—	—	7,844
Investment in federal home loan bank stock	17,579	17,579	—	—
Investment in federal reserve bank stock	12,273	12,273	—	—
Financial liabilities:
Noninterest-bearing deposits	1,029,343	—	1,029,343	—
Interest-bearing deposits	2,568,811	—	—	2,565,504
Borrowings	128,509	—	—	128,509
Accrued interest payable	3,030	3,030	—	—
Off-balance sheet items:
Commitments to extend credit	327,381	—	—	327,381
Standby letters of credit	9,140	—	—	9,140

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$179,357	$179,357	$—	$—
Securities available for sale	530,926	103,533	426,645	748
Loans receivable, net of allowance for loan losses	2,177,498	—	—	2,204,069
Loans held for sale	—	—	—	—
Accrued interest receivable	7,055	7,055	—	—
Servicing assets	6,833	—	—	6,833
Investment in federal home loan bank stock	14,060	14,060	—	—
Investment in federal reserve bank stock	11,196	11,196	—	—
Financial liabilities:
Noninterest-bearing deposits	819,015	—	819,015	—
Interest-bearing deposits	1,693,310	—	—	1,693,739
Borrowings	127,546	—	—	247,249
Accrued interest payable	3,366	3,366	—	—
Off-balance sheet items:
Commitments to extend credit	246,161	—	—	246,161
Standby letters of credit	8,926	—	—	8,926

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

        Loans receivable, net of allowance for loan losses – Loans receivable include Non-PCI loans, PCI loans and Non-PCI impaired loans. The fair value of Non-PCI loans receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Bank’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. It is our opinion that the allowance for loan losses relating to performing and nonperforming loans results in a fair valuation of such loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).

The fair value of PCI loans receivable is estimated based on discounted expected cash flows. Increases in expected cash flows and improvements in the timing of cash flows over those previously estimated increase the amount of accretable yield and are recognized as an increase in yield and interest income prospectively. Decreases in the amount and delays in the timing of expected cash flows compared to those previously estimated decrease the amount of accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses (Level 3).

The fair value of impaired loans, excluding PCI loans, is estimated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value of the collateral (Level 3).

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

Servicing assets – Servicing asset is carried at its implied fair value. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayments speeds. The discount rate is based on the current U.S. Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. (Level 3)

Investment in Federal Home Loan Bank and Federal Reserve Bank stock – The carrying amounts of investment in FHLB and FRB stock approximate fair value as such stock may be resold to the issuer at carrying value (Level 1).

Noninterest-bearing deposits – The fair value of noninterest-bearing deposits is the amount payable on demand at the reporting date (Level 2).

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

Borrowings – Borrowings consist of FHLB advances, subordinated debentures and other borrowings. Discounted cash flows based on current market rates for borrowings with similar remaining maturities are used to estimate the fair value of borrowings (Level 3).

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

Note 13 — Share-Based Compensation

Share-Based Compensation Expense

For the three months ended September 30, 2014 and 2013, share-based compensation expense was $695,000 and $197,000, respectively, and the related tax benefits on non-qualified stock options were $317,000 and $0, respectively. For the nine months ended September 30, 2014 and 2013, share-based compensation expense was $1.7 million and $387,000, respectively, and the related tax benefits on non-qualified stock options were $500,000 and $32,000, respectively.

Unrecognized Share-Based Compensation Expense

As of September 30, 2014, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In thousands)
Stock option awards	$1,490	2.2 years
Restricted stock awards	2,822	2.6 years

Total unrecognized share-based compensation expense	$4,312	2.4 years

The table below provides stock option information for the three months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	581,913	$24.32	8.6 years	$2,168	(1)
Options granted	28,000	$20.57	10.0 years
Options exercised	(687)	$12.54	8.2 years
Options forfeited	(1,876)	$12.54	8.2 years
Options expired	(2,875)	$109.71	3.3 years

Options outstanding at end of period	604,475	$23.79	8.5 years	$2,188	(2)

Options exercisable at end of period	194,757	$37.21	7.2 years	$871	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.08 as of June 30, 2014, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $20.16 as of September 30, 2014, over the exercise price, multiplied by the number of options.

The table below provides stock option information for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the- Money Options
	(In thousands, except share and per share data)
Options outstanding at beginning of period	546,595	$28.09	8.4 years	$3,384	(1)
Options granted	133,000	$21.60	9.7 years
Options exercised	(34,382)	$12.54	7.9 years
Options forfeited	(9,751)	$12.54	8.2 years
Options expired	(30,987)	$106.26	.5 years

Options outstanding at end of period	604,475	$23.79	8.5 years	$2,188	(2)

Options exercisable at end of period	194,757	$37.21	7.2 years	$871	(2)

(1)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $21.89 as of December 31, 2013, over the exercise price, multiplied by the number of options.
(2)	Intrinsic value represents the excess of the closing stock price on the last trading day of the period, which was $20.16 as of September 30, 2014, over the exercise price, multiplied by the number of options.

There were 687 and 34,382 stock options exercised during the three and nine months ended September 30, 2014, compared to 38,437 and 40,678 stock options exercised during the same periods in 2013.

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

The table below provides information for restricted stock awards for the three and nine months ended September 30, 2014:

	Three Months Ended		Nine Months Ended
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	166,332	$18.46	116,082	$16.43
Restricted stock granted	32,720	$20.86	99,068	$21.93
Restricted stock vested	(36,331)	$16.46	(51,429)	$17.53
Restricted stock forfeited	—	$—	(1,000)	$22.25

Restricted stock at end of period	162,721	$19.39	162,721	$19.39

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2014			2013
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
	(In thousands, except share and per share data)
Three months ended September 30:
Basic EPS
Income from continuing operations, net of taxes	$13,264	31,708,581	$0.42	$10,315	31,621,049	$0.33
Income from discontinued operations, net of taxes	—	31,708,581	—	70	31,621,049	—

Basic EPS	$13,264	31,708,581	$0.42	$10,385	31,621,049	$0.33
Effect of dilutive securities - options, warrants and unvested restricted stock	—	292,838	—	—	111,955	—
Diluted EPS
Income from continuing operations, net of taxes	$13,264	32,001,419	$0.41	$10,315	31,733,004	$0.33
Income from discontinued operations, net of taxes	—	32,001,419	—	70	31,733,004	—

Diluted EPS	$13,264	32,001,419	$0.41	$10,385	31,733,004	$0.33

Nine months ended September 30:
Basic EPS
Income from continuing operations, net of taxes	$35,764	31,683,288	$1.13	$29,769	31,583,897	$0.94
(Loss) income from discontinued operations, net of taxes	(444)	31,683,288	(0.02)	161	31,583,897	0.01

Basic EPS	$35,320	31,683,288	$1.11	$29,930	31,583,897	$0.95
Effect of dilutive securities - options, warrants and unvested restricted stock	—	284,588	—	—	68,898	—
Diluted EPS
Income from continuing operations, net of taxes	$35,764	31,967,876	$1.12	$29,769	31,652,795	$0.94
(Loss) income from discontinued operations, net of taxes	(444)	31,967,876	(0.02)	161	31,652,795	0.01

Diluted EPS	$35,320	31,967,876	$1.10	$29,930	31,652,795	$0.95

For the three months ended September 30, 2014 and 2013, stock options totaling 136,850 and 74,275, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2014 and 2013, stock options totaling 86,850 and 74,275, respectively, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Note 15 — Off-Balance Sheet Commitments

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Commitments to extend credit	$327,381	$246,161
Standby letters of credit	9,140	8,926
Commercial letters of credit	3,877	4,179
Unused credit card lines	—	12,223

Total undisbursed loan commitments	$340,398	$271,489

Note 16 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through September 30, 2015.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of September 30, 2014, the Bank had $99,000 brokered deposits assumed from the CBI acquisition.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of September 30, 2014, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $669.2 million and $559.2 million, respectively, compared to $343.3 million and $215.8 million, respectively, as of December 31, 2013. The Bank’s FHLB borrowings as of September 30, 2014 and December 31, 2013 totaled $110.0 million and $127.5 million, respectively, which represented 2.60 percent and 4.17 percent of assets as of September 30, 2014 and December 31, 2013, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $65.1 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $89.4 million, and had no borrowings as of September 30, 2014. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million. The Bank established unsecured federal funds lines of credit totaling $95.0 million from three financial institutions in June 2014 primarily to support short-term liquidity.

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

Note 17 — Segment Reporting

Through our branch network and lending units, we provide a broad range of financial services to individuals and companies. These services include demand, time and savings deposits; and commercial and industrial, real estate and consumer lending. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment.

Note 18 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2014. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”) and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (this “Report”).

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

Critical Accounting Policies

We have established various accounting policies that govern the application of GAAP in the preparation of our financial statements. In addition to our significant accounting policies described in the “Notes to Consolidated Financial Statements” in our 2013 Annual Report on Form 10-K, during the third quarter of 2014, we adopted ASC 805, “Business Combinations,” and ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” due to the acquisition of CBI. See “Note 2 —Acquisition” and “Note 6 — Loans” for accounting policies regarding purchased loans.

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

Selected Financial Data

The following tables set forth certain selected financial data for the periods indicated:

	As of and For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (14)	2013	2014 (14)	2013
	(In thousands, except share and per share data)
Average balances:
Average gross loans, net of deferred loan costs (1)	$2,498,554	$2,186,884	$2,352,069	$2,142,462
Average investment securities	749,566	414,019	603,771	446,322
Average interest-earning assets	3,315,959	2,644,844	2,999,013	2,665,087
Average assets	3,520,066	2,788,548	3,166,821	2,803,067
Average deposits	2,884,535	2,374,847	2,635,780	2,363,272
Average borrowings	118,436	5,587	71,709	34,308
Average interest-bearing liabilities	2,076,688	1,630,637	1,850,917	1,673,559
Average stockholders’ equity	430,327	394,081	433,854	389,543
Average tangible equity	429,801	392,801	433,297	388,243
Per share data:
Earnings per share - basic (2)	$0.42	$0.33	$1.13	$0.94
Earnings per share - diluted (2)	$0.41	$0.33	$1.12	$0.94
Common shares outstanding	31,894,429	31,754,115	31,894,429	31,754,115
Book value per share (3)	$13.64	$12.50	$13.64	$12.50
Performance ratios:
Return on average assets (2) (4) (5)	1.49%	1.47%	1.51%	1.42%
Return on average stockholders’ equity (2) (4) (6)	12.23%	10.38%	11.02%	10.22%
Return on average tangible equity (2) (4) (6)	12.24%	10.42%	11.04%	10.25%
Efficiency ratio (7)	59.48%	51.07%	56.85%	53.27%
Net interest spread (8)	3.43%	3.98%	3.59%	3.78%
Net interest margin (9)	3.67%	4.28%	3.86%	4.08%
Average stockholders’ equity to average assets	12.22%	14.13%	13.70%	13.90%
Selected capital ratios: (10)
Total risk-based capital ratio:
Hanmi Financial	16.33%	19.45%	16.33%	19.45%
Hanmi Bank	16.28%	18.69%	16.28%	18.69%
Tier 1 risk-based capital ratio:
Hanmi Financial	15.08%	18.17%	15.08%	18.17%
Hanmi Bank	15.00%	17.42%	15.00%	17.42%
Tier 1 leverage ratio:
Hanmi Financial	12.80%	14.68%	12.80%	14.68%
Hanmi Bank	12.81%	14.07%	12.81%	14.07%
Asset quality ratios:
Nonperforming loans to gross loans (11)	0.90%	1.05%	0.90%	1.05%
Nonperforming assets to assets (12)	1.15%	0.81%	1.15%	0.81%
Nonperforming assets to allowance for loan losses	95.35%	40.02%	95.35%	40.02%
Net loan charge-offs (recoveries) to average gross loans (13)	0.12%	0.41%	-0.06%	0.38%
Allowance for loan losses to gross loans	1.91%	2.67%	1.91%	2.67%
Allowance for loan losses to nonperforming loans	213.09%	253.07%	213.09%	253.07%

(1)	Loans are net of deferred fees and related direct costs
(2)	Calculation based on net income from continuing operations
(3)	Stockholders’ equity divided by common shares outstanding
(4)	Calculation based on annualized net income
(5)	Net income divided by average assets
(6)	Net income divided by average stockholders’ equity
(7)	Noninterest expenses divided by the sum of net interest income before provision for credit losses and noninterest income
(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent
(9)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent
(10)	The required ratios for a “well-capitalized” institution, as defined by regulations of the Board of Governors of the Federal Reserve System, are 10 percent for the Total Risk-Based Capital Ratio (total capital divided by total risk-weighted assets); 6 percent for the Tier 1 Risk-Based Capital Ratio (Tier 1 capital divided by total risk-weighted assets); and 5 percent for the Tier 1 Leverage Ratio (Tier 1 capital divided by average assets)
(11)	Nonperforming loans (excluding PCI loans) consist of nonaccrual loans and loans past due 90 days or more and still accruing interest
(12)	Nonperforming assets (excluding PCI loans) consist of nonperforming loans (see footnote (11) above) and other real estate owned
(13)	Calculation based on annualized net loan (recoveries) charge-offs
(14)	Bargain purchase gain of $6.6 million is included.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure as of the dates indicated:

	As of September 30,
	2014	2013
	(In thousands, except share and per share data)

Assets	$4,228,332	$2,844,076
Less other intangible assets	(2,179)	(1,212)

Tangible assets	$4,226,153	$2,842,864

Stockholders’ equity	$435,194	$396,895
Less other intangible assets	(2,179)	(1,212)

Tangible stockholders’ equity	$433,015	$395,683

Stockholders’ equity to assets	10.29%	13.96%
Tangible common equity to tangible assets	10.25%	13.92%

Common shares outstanding	31,894,429	31,754,115
Tangible common equity per common share	$13.58	$12.46

Executive Overview

For the third quarter ended September 30, 2014, we recognized net income of $13.3 million, or $0.41 per diluted share, compared to net income of $11.0 million, or $0.33 per diluted share, for the third quarter ended September 30, 2013. Financial highlights include:

•	Gross loans increased 13.9 percent to $2.68 billion at September 30,2014 from $2.35 billion at June 30, 2014, with $67.0 million purchased credit impaired (PCI) loans and $2.61 billion loans excluding PCI loans (Non-PCI).

•	New loans (excluding loan purchases) were $169.9 million for the third quarter of 2014, representing $54.6 million increase from the prior quarter of 2014.

•	Deposits grew 41.4 percent at September 30, 2014 from the prior quarter of 2014, with non-interest bearing deposits up 13.1 percent and representing 28.6 percent of deposits.

•	Asset quality in the third quarter of 2014 improved with classified loans (excluding PCI loans) declining 2.5 percent, compared to the prior quarter of 2014 and down 47.5 percent, compared to the same period of 2013. No loan loss provision was recorded for the third quarter of 2014.

•	Net income in the third quarter of 2014 increased 20.1 percent to $13.3 million, or $0.41 per diluted share, compared to $11.0 million, or $0.35 per diluted share, in the prior quarter of 2014.

•	Net interest margin was 3.67 percent for the third quarter of 2014, down 27 basis points from the prior quarter of 2014.

•	A cash dividend of $0.07 per share, representing a 17 percent payout ratio for the third quarter of 2014, was paid on October 10, 2014.

Results of Operations

Acquisition’s Impact on Earnings Performance

The comparability of financial information is affected by our acquisition of CBI on August 31, 2014 ($1.28 billion in assets). The transaction has been accounted for using the acquisition method of accounting and accordingly, the related operating results have been included in the consolidated financial statements from the respective acquisition date,

Net Interest Income

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

	Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan costs (1)	$2,498,554	$30,499	4.84%	$2,186,884	$29,098	5.28%
Municipal securities-taxable	16,713	164	3.93%	43,259	442	4.09%
Municipal securities-tax exempt (2)	4,441	31	2.77%	10,088	106	4.21%
Obligations of other U.S. government agencies	144,177	491	1.36%	94,350	455	1.93%
Other debt securities	555,584	2,483	1.79%	238,264	1,143	1.92%
Equity securities	28,651	463	6.46%	28,058	392	5.59%
Interest-bearing deposits in other banks	67,839	29	0.17%	43,941	28	0.25%

Total interest-earning assets	3,315,959	34,160	4.09%	2,644,844	31,664	4.75%

Noninterest-earning assets:
Cash and cash equivalents	73,935			66,808
Allowance for loan losses	(58,390)			(58,991)
Other assets	188,562			135,887

Total noninterest-earning assets	204,107			143,704

Total assets	$3,520,066			$2,788,548

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$112,690	$348	1.23%	$115,058	$454	1.57%
Money market checking and NOW accounts	652,524	803	0.49%	546,413	691	0.50%
Time deposits of $100,000 or more	641,545	1,388	0.86%	522,664	942	0.72%
Other time deposits	551,493	739	0.53%	440,915	1,030	0.93%
FHLB advances	105,667	37	0.14%	5,587	36	2.56%
Other Borrowings	1,247	—	0.00%	—	—	0.00%
Rescinded stock obligation	5,297	87	6.52%	—	—	0.00%
Subordinated debentures	6,225	73	4.65%	—	—	0.00%

Total interest-bearing liabilities	2,076,688	3,475	0.66%	1,630,637	3,153	0.77%

Noninterest-bearing liabilities:
Demand deposits	926,283			749,797
Other liabilities	86,768			14,033

Total noninterest-bearing liabilities	1,013,051			763,830

Total liabilities	3,089,739			2,394,467
Stockholders’ equity	430,327			394,081

Total liabilities and stockholders’ equity	$3,520,066			$2,788,548

Net interest income		$30,685			$28,511

Cost of deposits			0.45%			0.52%

Net interest spread (3)			3.43%			3.98%

Net interest margin (4)			3.67%			4.28%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $212,000 and $205,000 for the three months ended September 30, 2014 and 2013, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan costs	$3,901	$(2,500)	$1,401
Municipal securities-taxable	(261)	(17)	(278)
Municipal securities-tax exempt	(47)	(28)	(75)
Obligations of other U.S. government agencies	195	(159)	36
Other debt securities	1,424	(84)	1,340
Equity securities	8	63	71
Interest-bearing deposits in other banks	12	(11)	1

Total interest and dividend income	$5,232	$(2,736)	$2,496

Interest expense:
Savings	$(9)	$(97)	$(106)
Money market checking and NOW accounts	128	(16)	112
Time deposits of $100,000 or more	242	204	446
Other time deposits	216	(507)	(291)
FHLB advances	65	(64)	1
Rescinded stock obligation	87	—	87
Subordinated debentures	73	—	73

Total interest expense	$802	$(480)	$322

Change in net interest income	$4,430	$(2,256)	$2,174

Interest income on a tax-equivalent basis increased $2.5 million, or 7.9 percent, to $34.2 million for the three months ended September 30, 2014 from $31.7 million for the same period in 2013. Interest expense increased $322,000, or 10.21 percent, to $3.5 million for the three months ended September 30, 2014 from $3.2 million for the same period in 2013. For the three months ended September 30, 2014 and 2013, net interest income before provision for credit losses on a tax-equivalent basis was $30.7 million and $28.5 million, respectively. The increase in net interest income before provision for credit losses was primarily attributable to growth in average loan balances and investment securities, mainly offset by lower average yields on new and renewing loans. The net interest spread and net interest margin for the three months ended September 30, 2014 were 3.43 percent and 3.67 percent, respectively, compared to 3.98 percent and 4.28 percent, respectively, for the same period in 2013.

Average gross loans increased $312.1 million, or 14.3 percent, to $2.50 billion for the three months ended September 30, 2014 from $2.19 billion for the same period in 2013. Average investment securities increased $335.5 million, or 81.0 percent, to $749.6 million for the three months ended September 30, 2014 from $414.0 million for the same period in 2013. Average interest-earning assets increased $671.1 million, or 25.4 percent, to $3.32 billion for the three months ended September 30, 2014 from $2.64 billion for the same period in 2013. The increase in average interest-earning assets was due mainly to increases in acquired investment securities and loans from CBI. Average interest-bearing liabilities increased $446.1 million to $2.08 billion for the three months ended September 30, 2014, compared to $1.63 billion for the same period in 2013. The increase in average interest-bearing liabilities resulted primarily from $316.4 million increases in deposits assumed in the CBI acquisition.

The average yield on loans decreased to 4.84 percent for the three months ended September 30, 2014 from 5.28 percent for the same period in 2013. The average yield on investment securities decreased to 1.94 percent for the three months ended September 30, 2014 from 2.45 percent for the same period in 2013. The average yield on interest-earning assets decreased 66 basis points to 4.09 percent for the three months ended September 30, 2014 from 4.75 percent for the same period in 2013, due primarily to lower average yields on the new and renewing loans and securities acquired from CBI. The average cost on interest-bearing liabilities decreased 11 basis points to 0.66 percent for the three months ended September 30, 2014 from 0.77 percent for the same period in 2013. This decrease was due primarily to decreases in the average rates of deposits.

The following table shows the average balances of assets, liabilities and stockholders’ equity; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Nine Months Ended
	September 30, 2014			September 30, 2013
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,352,069	$87,044	4.95%	$2,142,462	$83,736	5.23%
Municipal securities-taxable	22,308	684	4.09%	45,141	1,350	3.99%
Municipal securities-tax exempt (2)	7,325	178	3.25%	11,188	365	4.35%
Obligations of other U.S. government agencies	107,058	1,297	1.62%	92,262	1,309	1.89%
Other debt securities	440,000	6,069	1.84%	268,699	3,597	1.78%
Equity securities	27,080	1,275	6.28%	29,032	1,026	4.71%
Federal funds sold	4	—	0.00%	2,079	6	0.39%
Interest-bearing deposits in other banks	43,169	67	0.21%	74,224	140	0.25%

Total interest-earning assets	2,999,013	96,614	4.31%	2,665,087	91,529	4.59%

Noninterest-earning assets:
Cash and cash equivalents	73,964			66,542
Allowance for loan losses	(58,031)			(60,872)
Other assets	151,875			132,310

Total noninterest-earning assets	167,808			137,980

Total assets	$3,166,821			$2,803,067

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$114,908	$1,124	1.31%	$114,978	$1,377	1.60%
Money market checking and NOW accounts	605,615	2,329	0.51%	568,490	2,180	0.51%
Time deposits of $100,000 or more	550,309	3,147	0.76%	560,999	3,174	0.76%
Other time deposits	508,376	3,053	0.80%	394,784	2,645	0.90%
FHLB advances	67,405	116	0.23%	5,898	115	2.61%
Other Borrowings	421	—	0.00%	—	—	0.00%
Rescinded stock obligation	1,785	87	6.52%	—	—	0.00%
Subordinated debentures	2,098	73	4.65%	28,410	678	3.19%

Total interest-bearing liabilities	1,850,917	9,929	0.72%	1,673,559	10,169	0.81%

Noninterest-bearing liabilities:
Demand deposits	856,572			724,021
Other liabilities	25,478			15,944

Total noninterest-bearing liabilities	882,050			739,965

Total liabilities	2,732,967			2,413,524
Stockholders’ equity	433,854			389,543

Total liabilities and stockholders’ equity	$3,166,821			$2,803,067

Net interest income		$86,685			$81,360

Cost of deposits			0.49%			0.53%

Net interest spread (3)			3.59%			3.78%

Net interest margin (4)			3.86%			4.08%

(1)	Loans are net of deferred fees and related direct costs, but exclude the allowance for loan losses. Nonaccrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $993,000 and $937,000 for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents annualized net interest income as a percentage of average interest-earning assets.

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

	Nine Months Ended September 30, 2014 vs.
	Six Months Ended September 30, 2013
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$5,996	$(2,688)	$3,308
Municipal securities-taxable	(677)	11	(666)
Municipal securities-tax exempt	(107)	(80)	(187)
Obligations of other U.S. government agencies	126	(138)	(12)
Other debt securities	2,350	122	2,472
Equity securities	(34)	283	249
Federal funds sold	(3)	(3)	(6)
Interest-bearing deposits in other banks	(52)	(21)	(73)

Total interest and dividend income	$7,599	$(2,514)	$5,085

Interest expense:
Savings	$—	$(253)	$(253)
Money market checking and NOW accounts	132	17	149
Time deposits of $100,000 or more	(30)	3	(27)
Other time deposits	436	(28)	408
FHLB advances	65	(64)	1
Rescinded stock obligation	87	—	87
Subordinated debentures	(543)	(62)	(605)

Total interest expense	$147	$(387)	$(240)

Change in net interest income	$7,452	$(2,127)	$5,325

Interest income on a tax-equivalent basis increased $5.1 million, or 5.6 percent, to $96.6 million for the nine months ended September 30, 2014 from $91.5 million for the same period in 2013. Interest expense decreased $240,000, or 2.4 percent, to $9.9 million for the nine months ended September 30, 2014, compared to $10.2 million for the same period in 2013. For the nine months ended September 30, 2014 and 2013, net interest income before provision for credit losses on a tax-equivalent basis was $86.7 million and $81.4 million, respectively. The increase in net interest income before provision for credit losses was primarily attributable to the acquired earning assets from CBI and continuing growth in average loan balances and investment securities, and the elimination of interest payments on trust preferred securities (“TPS”), which were partially offset by lower average yields on new and renewing loans. The net interest spread and net interest margin for the nine months ended September 30, 2014 were 3.59 percent and 3.86 percent, respectively, compared to 3.78 percent and 4.08 percent, respectively, for the same period in 2013.

Average gross loans increased $209.6 million, or 9.8 percent, to $2.35 billion for the nine months ended September 30, 2014 from $2.14 billion for the same period in 2013. Average investment securities increased $157.4 million, or 35.3 percent, to $603.8 million for the nine months ended September 30, 2014 from $446.3 million for the same period in 2013. Average interest-earning assets increased $333.9 million, or 12.5 percent, to $3.00 billion for the nine months ended September 30, 2014 from $2.67 billion for the same period in 2013. The increase in average interest-earning assets was due mainly to increases in purchased investment securities and loans acquired from CBI. Average interest-bearing liabilities increased $177.4 million to $1.85 billion for the nine months ended September 30, 2014, compared to $1.67 billion for the same period in 2013.

The increase in average interest-bearing liabilities resulted primarily from deposits assumed in the CBI acquisition. The average yield on loans decreased to 4.95 percent for the nine months ended September 30, 2014 from 5.23 percent for the same period in 2013. The average yield on investment securities decreased to 3.15 percent for the nine months ended September 30, 2014 from 3.43 percent for the same period in 2013. The average yield on interest-earning assets decreased 28 basis points to 4.31 percent for the nine months ended September 30, 2014 from 4.59 percent for the same period in 2013, due primarily to lower average yields on new and renewing loans. The average cost on interest-bearing liabilities decreased 9 basis points to 0.72 percent for the nine months ended September 30, 2014 from 0.81 percent for the same period in 2013. This decrease was due primarily to elimination of interest payments on TPS and lower average yield jumbo time deposits.

Provision for Credit Losses

There was no provision for credit losses for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, a negative provision for credit losses of $7.2 million was recorded due to improvements in historical loss rates and classified loans, compared to zero provision for credit losses for the same period in 2013. Classified loans (excluding PCI loans) decreased 47.5 percent to $45.0 million as of September 30, 2014 from $85.8 million a year ago. For the nine months ended September 30, 2014, recoveries on loans previously charged off increased $1.7 million to $6.7 million from $5.0 million for the same period in 2013, and charge-offs were $5.6 million, compared to $11.1 million for the same period in 2013. See “Nonperforming Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Bargain purchase gain, net of deferred taxes	$6,593	$—	$6,593	—
Service charges on deposit accounts	2,883	2,730	153	5.60%
Remittance fees	459	481	(22)	-4.57%
Trade finance fees	314	248	66	26.61%
Other service charges and fees	380	349	31	8.88%
Bank-owned life insurance income	225	230	(5)	-2.17%
Gain on sales of SBA loans guaranteed portion	1,221	994	227	22.84%
Net gain on sales of investment securities	67	611	(544)	-89.03%
Other operating income	2,179	416	1,763	423.80%

	$14,321	$6,059	$8,262	136.36%

For the three months ended September 30, 2014, noninterest income was $14.3 million, an increase of $8.3 million, or 130.4 percent, compared to $6.1 million for the same period in 2013. The increase was primarily attributable to a $6.6 million increase in bargain purchase gain resulting from the acquisition of CBI, a $227,000 increase in gain on sales of SBA loans guaranteed portion and a $807,000 gain recognized in other operating income from the early termination of CBI’s retirement plan, which was offset mainly by a $544,000 decrease in gain on sales of investment securities. Service charges on deposit accounts increased to $2.9 million for the three months ended September 30, 2014, compared with $2.7 million for the same period in 2013. Net gain on sales of SBA loans guaranteed portion, which represent 8.5 percent of total noninterest income for the three months ended September 30, 2014, increased to $1.2 million for the three months ended September 30, 2014, compared to $994,000 for the same period in 2013, due to increases in premiums on sales of SBA loans guaranteed portion.

	Nine Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Bargain purchase gain, net of deferred taxes	$6,593	$—	$6,593	—
Service charges on deposit accounts	7,924	8,662	(738)	-8.52%
Remittance fees	1,388	1,519	(131)	-8.62%
Trade finance fees	873	801	72	8.99%
Other service charges and fees	1,080	1,082	(2)	-0.18%
Bank-owned life insurance income	672	693	(21)	-3.03%
Gain on sales of SBA loans guaranteed portion	2,267	6,064	(3,797)	-62.62%
Net loss on sales of other loans	—	(557)	557	-100.00%
Net gain on sales of investment securities	1,852	923	929	100.65%
Other operating income	2,588	758	1,830	241.42%

Total noninterest income	$25,237	$19,945	$5,292	26.53%

For the nine months ended September 30, 2014, noninterest income was $25.2 million, an increase of $5.3 million, or 26.5 percent, compared to $19.9 million for the same period in 2013. The increase was primarily attributable to a $6.6 million increase in bargain purchase gain resulting from the acquisition of CBI, a $929,000 increase in gain on sales of investment securities, and a $807,000 gain recognized in other operating income from the early termination of CBI’s retirement plan, which was offset mainly by decreases in service charges on deposit accounts and gain on sales of SBA loans guaranteed portion. Service charges on deposit accounts, which represent 31.4 percent of total noninterest income for the nine months ended September 30, 2014, decreased to $7.9 million for the nine months ended September 30, 2014, compared with $8.7 million for the same period in 2013, due mainly to decreases in non-sufficient funds and analysis fee charges. Net gain on sales of investment securities, which represent 7.3 percent of total noninterest income increased to $1.9 million for the nine months ended September 30, 2014, compared to $923,000 for the same period in 2013.

Noninterest Expense

The following table sets forth the breakdown of noninterest expense for the periods indicated:

	Three Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$12,847	$9,101	$3,746	41.16%
Occupancy and equipment	3,098	2,561	537	20.97%
Merger and integration costs	3,415	—	3,415	—
Unconsummated acquisition costs	—	307	(307)	-100.00%
Deposit insurance premiums and regulatory assessments	513	308	205	66.56%
Data processing	1,476	1,146	330	28.80%
Other real estate owned expense	78	(59)	137	-232.20%
Professional fees	1,386	599	787	131.39%
Directors and officers liability insurance	191	219	(28)	-12.79%
Supplies and communications	628	533	95	17.82%
Advertising and promotion	809	1,039	(230)	-22.14%
Loan-related expense	58	91	(33)	-36.26%
Amortization of other intangible assets	33	—	33	—
Other operating expenses	2,231	1,791	440	24.57%

Total noninterest expense	$26,763	$17,636	$9,127	51.75%

Noninterest expense was $26.8 million for the three months ended September 30, 2014 compared to $17.6 million for the same period of 2013. The increase of $9.1 million, or 51.75 percent, in noninterest expense was attributable mainly to a $3.4 million increase in merger and integration costs and increase in salaries and employee benefits, reflecting the addition of the CBI employees, stock based compensation grants, and normal salary and employee benefits costs escalation.

	Nine Months Ended
	September 30,		Increase (Decrease)
	2014	2013	Amount	Percentage
	(In thousands)
Salaries and employee benefits	$33,386	$26,126	$7,260	27.79%
Occupancy and equipment	7,964	7,532	432	5.74%
Merger and integration costs	3,572	—	3,572	—
Unconsummated acquisition costs	—	1,331	(1,331)	-100.00%
Deposit insurance premiums and regulatory assessments	1,349	1,059	290	27.38%
Data processing	3,746	3,436	310	9.02%
Other real estate owned expense	84	(47)	131	-278.72%
Professional fees	2,786	4,095	(1,309)	-31.97%
Directors and officers liability insurance	574	657	(83)	-12.63%
Supplies and communications	1,725	1,593	132	8.29%
Advertising and promotion	2,142	2,419	(277)	-11.45%
Loan-related expense	203	328	(125)	-38.11%
Amortization of other intangible assets	33	—	33	—
Other operating expenses	6,031	5,369	662	12.33%

Total noninterest expense	$63,595	$53,898	$9,697	17.99%

For the nine months ended September 30, 2014, noninterest expense was $63.6 million, an increase of $9.7 million, or 17.99 percent, compared to $53.9 million for the same period in 2013. The increase was attributable mainly to a $3.6 million increase in merger and integration costs and salaries and employee benefits, reflecting the addition of the CBI employees, stock based compensation grants, and normal compensation escalation. This increase was offset mainly by a $1.3 million decrease in unconsummated acquisition costs and a $1.3 million decrease in professional fees, reflecting lower costs associated with litigations.

Provision for Income Taxes

The Company’s income tax expenses for the continuing operations were $5.0 million for the three months ended September 30, 2014, compared to $6.6 million for the same period in 2013. The effective income tax rate was 27.25 percent for the three months ended September 30, 2014, compared to 38.95 percent for the same period in 2013. For the nine months ended September 30, 2014, income tax expense for the continuing operations were $19.7 million, compared to $17.5 million for the same period in 2013. The effective income tax rate was 35.48 percent, compared to 41.42 percent for the same period in 2013. The decrease in the effective tax rate for the three months ended September 30, 2014 was due mainly to tax rate reduction attributable to the adjustment for the nontaxable bargain purchase gain. The decrease in the effective tax rate for the nine months ended September 30, 2014, as compared to the same period in 2013, was due mainly to tax rate reduction attributable to the adjustment for the bargain purchase gain, a $400,000 deferred tax benefit generated from the sale of the insurance businesses and tax benefits to be realized from investments in low income tax credit funds, offset by the expiration of the California EZ net interest deduction and EZ hiring credits.

Financial Condition

Investment Portfolio

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified as “available for sale.” There were no trading or held-to-maturity securities as of September 30, 2014 and December 31, 2013. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available-for-sale securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. The investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of September 30, 2014, the investment portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and U.S. government agency securities. Investment securities available for sale were 100 percent of the investment portfolio as of September 30, 2014 and December 31, 2013. Most of the securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of September 30, 2014 and December 31, 2013.

The following table summarizes the amortized cost, estimated fair value and unrealized gain (loss) on investment securities as of the dates indicated:

	September 30, 2014			December 31, 2013
		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In thousands)
Securities available for sale:
Mortgage-backed securities (1)	$588,638	$584,157	$(4,481)	$222,768	$217,059	$(5,709)
Collateralized mortgage obligations (1)	197,784	196,211	(1,573)	130,636	127,693	(2,943)
U.S. government agency securities	176,449	172,793	(3,656)	90,852	83,536	(7,316)
SBA loan pool securities	114,753	114,117	(636)	13,857	13,937	80
Municipal bonds-tax exempt	4,335	4,429	94	33,361	32,354	(1,007)
Municipal bonds-taxable	16,666	16,660	(6)	21,013	20,835	(178)
Corporate bonds	17,018	16,940	(78)	19,998	19,997	(1)
U.S. treasury securities	164	163	(1)	13,598	12,629	(969)
Other securities	22,916	22,704	(212)	3,030	2,886	(144)
Equity security	450	450	—	—	—	—

Total securities available for sale:	$1,139,173	$1,128,624	$(10,549)	$549,113	$530,926	$(18,187)

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.

As of September 30, 2014, securities available for sale increased 112.6 percent to $1.13 billion, compared to $530.9 million as of December 31, 2013, due mainly to a $664.5 investment securities acquired from CBI. As of September 30, 2014, securities available for sale had a net unrealized loss of $10.5 million, comprised of $686,000 of unrealized gains and $11.2 million of unrealized losses. As of December 31, 2013, securities available for sale had a net unrealized loss of $18.2 million, comprised of $782,000 of unrealized gains and $19.0 million of unrealized losses.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of September 30, 2014:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(In thousands)
Securities available for sale:
Mortgage-backed securities	$—	—	$2,835	0.31%	$191,979	2.03%	$393,824	1.93%	$588,638	1.95%
Collateralized mortgage obligations	165	2.56%	11,539	0.88%	93,559	1.93%	92,521	1.91%	197,784	1.86%
U.S. government agency securities	15,002	0.10%	54,598	1.46%	94,862	2.00%	11,987	2.03%	176,449	1.67%
SBA loan pool securities	—	—	—	—	30,328	0.38%	84,425	1.51%	114,753	1.21%
Municipal bonds-tax exempt (1)	700	0.00%	722	2.82%	2,413	2.77%	500	6.92%	4,335	2.81%
Municipal bonds-taxable	—	—	1,131	3.27%	12,142	3.98%	3,393	3.90%	16,666	3.92%
Corporate bonds	—	—	17,018	1.02%	—	—	—	—	17,018	1.02%
U.S. treasury securities	—	—	164	1.19%	—	—	—	—	164	1.19%
Other securities	—	—	—	—	—	—	22,916	2.19%	22,916	2.19%
Equity security	—	—	—	—	—	—	450	0.00%	450	0.00%

Total securities available for sale:	$15,867	0.12%	$88,007	1.29%	$425,283	1.94%	$610,016	1.89%	$1,139,173	1.84%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35 percent and a zero coupon tax credit municipal bond of $700,000 matures within one year.

Loan Portfolio

The following table shows the loan composition by type as of the dates indicated:

	September 30, 2014
		Acquired	Acquired	Acquired		December 31,	Increase (Decrease)
	Legacy Loans	Non-PCI Loans	PCI Loans	Loan Total	Total	2013	Amount	Percentage
				(In thousands)
Real estate loans:
Commercial property
Retail	$601,749	$34,112	$15,940	$50,052	$651,801	$543,619	$108,182	19.9%
Hotel/Motel	361,102	91,303	14,206	105,509	466,611	322,927	143,684	44.5%
Gas station	276,469	63,917	18,069	81,986	358,455	292,557	65,898	22.5%
Other	789,249	16,447	15,715	32,162	821,411	731,617	89,794	12.3%
Construction	3,595	551	—	551	4,146	—	4,146	NM
Residential property	103,671	2,373	2,686	5,059	108,730	79,078	29,652	37.5%

Total real estate loans	2,135,835	208,703	66,616	275,319	2,411,154	1,969,798	441,356	22.4%
Commercial and industrial loans:
Commercial term	113,363	5,812	350	6,162	119,525	124,391	(4,866)	-3.9%
Commercial lines of credit	74,939	307	—	307	75,246	71,042	4,204	5.9%
International loans	41,127	—	—	—	41,127	36,353	4,774	13.1%

Total commercial and industrial loans	229,429	6,119	350	6,469	235,898	231,786	4,112	1.8%
Consumer loans (1)	27,777	1,072	58	1,130	28,907	32,505	(3,598)	-11.1%

Total gross loans	2,393,041	215,894	67,024	282,918	2,675,959	2,234,089	441,870	19.8%
Allowance for loans losses	(51,179)	—	—	—	(51,179)	(57,555)	6,376	-11.1%
Deferred loan costs	3,311	—	—	—	3,311	964	2,347	243.5%

Loans receivable, net	$2,345,173	$215,894	$67,024	$282,918	$2,628,091	$2,177,498	$450,593	20.7%

(1)	Consumer loans include home equity lines of credit.

As of September 30, 2014 and December 31, 2013, loans receivable, net of deferred loan costs and allowance for loan losses, totaled $2.63 billion and $2.18 billion, respectively, representing an increase of $450.6 million, or 20.7 percent. Gross loans increased by $441.9 million, or 19.8 percent, to $2.68 billion as of September 30, 2014, from $2.23 billion as of December 31, 2013. The increase was mainly attributable to increases in purchased loan of $282.9 million from CBI and new real estate loans of $166.0 million.

During the nine months ended September 30, 2014, total loan disbursement consisted of $335.0 million in commercial real estate loans, $83.4 million in commercial and industrial loans, $47.0 million in SBA loans and $36.6 million in consumer loans. The increase was offset by $206.3 million of pay-offs, $103.9 million of other net amortization, $19.5 million of transfers to loans held for sale and $5.6 million of gross charge-offs.

As of September 30, 2014, our loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of gross loans outstanding:

		Percentage of
	Balance as of	Gross Loans
Industry	September 30, 2014	Outstanding
	(In thousands)
Lessor of nonresidential buildings	$656,356	24.5%
Accommodation	$475,495	17.7%
Gas station	$360,764	13.4%

There was no other concentration of loans to any one type of industry exceeding 10.0 percent of gross loans outstanding.

Nonperforming Assets

Nonperforming loans (excluding PCI loans) consist of loans on nonaccrual status and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”). Non-PCI loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Except for nonperforming loans set forth below, management is not aware of any loans as of September 30, 2014 and December 31, 2013 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	September 30,	December 31,	Increase (Decrease)
	2014	2013	Amount	Percentage
		(In thousands)
Nonperforming Non-PCI loans:
Real estate loans:
Commercial property
Retail	$2,062	$2,946	$(884)	-30.0%
Hotel/Motel	3,051	5,200	(2,149)	-41.3%
Gas station	5,208	2,492	2,716	109.0%
Other	3,674	4,808	(1,134)	-23.6%
Residential property	1,516	1,365	151	11.1%
Commercial and industrial loans:
Commercial term	6,060	7,146	(1,086)	-15.2%
Commercial lines of credit	674	423	251	59.3%
Consumer loans	1,758	1,497	261	17.4%

Total nonperforming NON-PCI loans	24,003	25,877	(1,874)	-7.2%
Loans 90 days or more past due and still accruing	15	—	—	—

Total nonperforming Non-PCI loans (1)	24,018	25,877	(1,874)	-7.2%
Other real estate owned	24,781	—	24,781	NM

Total nonperforming assets	$48,799	$25,877	$22,907	88.5%

Nonperforming loans as a percentage of gross loans	0.90%	1.16%
Nonperforming assets as a percentage of assets	1.15%	0.85%
Total debt restructured performing loans	$15,222	$19,417

(1)	Includes nonperforming troubled debt restructured loans of $11.2 million and $10.5 million as of September 30, 2014 and December 31, 2013, respectively.

Nonaccrual Non-PCI loans totaled $24.0 million as of September 30, 2014, compared to $25.9 million as of December 31, 2013, representing a 6.7 percent decrease. Delinquent loans (defined as 30 days or more past due) were $14.9 million as of September 30, 2014, compared to $16.3 million as of December 31, 2013, representing an 8.6 percent decrease. As of September 30, 2014, delinquent loans of $11.7 million were included in nonperforming loans. The $12.2 million of delinquent loans as of December 31, 2013 was included in nonperforming loans. During the nine months ended September 30, 2014, loans totaling $8.5 million were placed on nonaccrual status. The additions to nonaccrual loans were offset by $4.2 million in principal paydowns and payoffs, $3.3 million in charge-offs and $1.9 million in upgrades to accrual.

The ratio of nonperforming loans to gross loans decreased to 0.90 percent at September 30, 2014 from 1.16 percent at December 31, 2013. Of the $24.0 million nonperforming Non-PCI loans, approximately $20.5 million were impaired based on the definition contained in FASB ASC 310, Receivables, which resulted in aggregate impairment reserve of $3.4 million as of September 30, 2014. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of September 30, 2014, OREO consisted of forty properties, of which $20.2 million and $4.6 million were commercial and residential properties, respectively, with a combined carrying value of $24.8 million and no valuation adjustment. Of $24.8 million, $22.3 million was OREOs assumed in the CBI acquisition. As of December 31, 2013, there were three OREOs with a combined carrying value of $756,000 and a valuation adjustment of $56,000.

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

The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	September 30, 2014		December 31, 2013
	Recorded Investment	Percentage	Recorded Investment	Percentage
	(In thousands)
Real estate loans:
Commercial property
Retail	$4,443	9.0%	$6,244	11.8%
Hotel/Motel	4,042	8.2%	6,200	11.7%
Gas station	14,152	28.7%	9,389	17.7%
Other	9,856	20.0%	11,451	21.6%
Residential property	3,161	6.4%	2,678	5.0%
Commercial and industrial loans:
Commercial term	7,958	16.1%	13,834	26.1%
Commercial lines of credit	2,874	5.8%	614	1.2%
International loans	1,138	2.3%	1,087	2.0%
Consumer loans	1,758	3.6%	1,569	3.0%

Total Non-PCI loans	$49,382	100.0%	$53,066	100.0%

Total impaired loans decreased by $6.3 million, or 11.8 percent, to $46.8 million as of September 30, 2014, as compared to $53.1 million at December 31, 2013. Accordingly, specific reserve allocations associated with impaired loans decreased by $684,000, or 10.6 percent, to $5.8 million as of September 30, 2014, as compared to $6.5 million as of December 31, 2013.

During the three months ended September 30, 2014 and 2013, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled both $1.1 million. Of these amounts, actual interest recognized on impaired loans was $796,000 and $900,000 for the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $3.5 million and $3.2 million, respectively. Of these amounts, actual interest recognized on impaired loans was $2.3 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table provides information on TDRs (excluding PCI loans) as of dates indicated:

	Nonaccrual TDRs	Accrual TDRs	Total	Percentage
	(In thousands)
September 30, 2014
Real estate loans:
Commercial property
Retail	$1,856	$307	$2,163	8.2%
Hotel/Motel	1,885	991	2,876	10.9%
Gas station	1,106	2,351	3,457	13.1%
Other	2,056	5,480	7,536	28.6%
Residential property	755	311	1,066	4.0%
Commercial and industrial loans:
Commercial term	2,694	3,582	6,276	23.8%
Commercial lines of credit	674	2,200	2,874	10.9%
Consumer loans	135	—	135	0.5%

Total Non-PCI loans	$11,161	$15,222	$26,383	100.0%

December 31, 2013
Real estate loans:
Commercial property
Retail	$750	$474	$1,224	6.3%
Hotel/Motel	2,030	—	2,030	10.4%
Gas station	2,020	2,609	4,629	23.8%
Other	2,237	2,027	4,264	21.9%
Residential property	795	—	795	4.1%
Commercial and industrial loans:
Commercial term	2,531	3,817	6,348	32.6%
Commercial lines of credit	173	—	173	0.9%

Total Non-PCI loans	$10,536	$8,927	$19,463	100.0%

For the three months ended September 30, 2014, we restructured monthly payments for three loans, with a net carrying value of $4.6 million at the time of modification, which we subsequently classified as troubled debt restructured loans. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of September 30, 2014, TDRs on accrual status totaled $15.2 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $2.1 million reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of September 30, 2014, TDRs on nonaccrual status totaled $11.1 million, and a $1.6 million reserve relating to these loans was included in the allowance for loan losses.

As of December 31, 2013, TDRs on accrual status totaled $19.5 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $1.4 million reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2013, restructured loans on nonaccrual status totaled $10.5 million, and a $1.4 million reserve relating to these loans was included in the allowance for loan losses.

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

In the second quarter of 2013, management evaluated the eight-quarter look-back period and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50.0 percent for the most recent four quarters, 33.0 percent for the next four quarters, and 17.0 percent for the oldest four quarters. In the first quarter of 2014, management reevaluated the look-back period and extended the periods to sixteen quarters to continue capturing a period of higher losses that would have been dropped off and to reflect potential losses in our current credit portfolio. Risk factor calculations are weighted at 46.0 percent for the first four quarters, 31.0 percent for the second four quarters, 15.0 percent for the third four quarters, and 8.0 percent for the last four quarters. As homogenous loans are bulk graded, the risk grade is not factored into the historical loss analysis. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter.

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

The following table reflects our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	September 30, 2014			December 31, 2013
	Allowance		Loans	Allowance		Loans
	Amount	Percentage	Receivable	Amount	Percentage	Receivable
	(In thousands)
Real estate loans:
Commercial property
Retail	$9,788	19.1%	$651,801	$9,504	16.5%	$543,619
Hotel/Motel	8,817	17.2%	466,611	8,580	14.9%	322,927
Gas station	5,458	10.7%	358,455	6,921	12.0%	292,557
Other	14,802	28.9%	821,411	17,839	31.0%	731,617
Construction	669	1.3%	4,146	—	0.0%	—
Residential property	356	0.7%	108,730	706	1.2%	79,078

Total real estate loans	39,890	77.9%	2,411,154	43,550	75.7%	1,969,798
Commercial and industrial loans:
Commercial term	7,449	14.6%	119,525	8,523	14.8%	124,391
Commercial lines of credit	1,894	3.7%	75,246	2,342	4.1%	71,042
International loans	522	1.0%	41,127	422	0.7%	36,353

Total commercial and industrial loans	9,865	19.3%	235,898	11,287	19.6%	231,786
Consumer loans	325	0.6%	28,907	1,427	2.5%	32,505
Unallocated	1,099	2.1%	—	1,291	2.2%	—

Total	$51,179	100.0%	$2,675,959	$57,555	100.0%	$2,234,089

The following table sets forth certain information regarding allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the			As of and for the
	Three Months Ended			Nine Months Ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
			(In thousands)
Allowance for loan losses:
Balance at beginning of period	$51,886	$56,593	$59,876	$57,555	$63,305
Actual charge-offs	(1,418)	(2,547)	(4,610)	(5,569)	(11,124)
Recoveries on loans previously charged off	663	1,741	2,383	6,656	4,964

Net loan (charge-offs) recoveries	(755)	(806)	(2,227)	1,087	(6,160)
Provision (negative provision) charged to operating expense	48	(3,901)	(10)	(7,463)	494

Balance at end of period	$51,179	$51,886	$57,639	$51,179	$57,639

Allowance for off-balance sheet items:
Balance at beginning of period	$1,592	$1,557	$1,320	$1,247	$1,824
(Negative provision) provision charged to operating expense	(48)	35	10	297	(494)

Balance at end of period	$1,544	$1,592	$1,330	$1,544	$1,330

Ratios:
Net loan charge-offs (recoveries) to average gross loans (1)	0.12%	0.14%	0.41%	-0.06%	0.38%
Net loan charge-offs (recoveries) to gross loans (1)	0.11%	0.14%	0.41%	-0.05%	0.38%
Allowance for loan losses to average gross loans	2.05%	2.26%	2.64%	2.18%	2.69%
Allowance for loan losses to gross loans	1.91%	2.21%	2.67%	1.91%	2.67%
Net loan charge-offs (recoveries) to allowance for loan losses (1)	5.90%	6.21%	15.45%	-2.83%	14.25%
Net loan charge-offs (recoveries) to provision charged to operating expenses	1572.92%	-20.66%	-22270.00%	14.57%	1246.96%
Allowance for loan losses to nonperforming loans	213.09%	204.43%	253.07%	213.09%	253.07%
Balance:
Average gross loans during period	$2,498,554	$2,298,996	$2,186,884	$2,352,069	$2,142,462
Gross loans at end of period	$2,675,959	$2,349,235	$2,159,271	$2,675,959	$2,159,271
Nonperforming loans at end of period	$24,018	$25,381	$22,776	$24,018	$22,776

(1)	Net loan charge-offs (recoveries) are annualized to calculate the ratios.

Allowance for loan losses decreased by $707,000, or 1.4 percent, to $51.2 million as of September 30, 2014, compared to $51.9 million as of June 30, 2014. Allowance for loan losses as a percentage of gross loans decreased to 1.91 percent as of September 30, 2014 from 2.21 percent as of June 30, 2014. For the three months ended September 30, 2014, a $48,000 provision for credit losses was recorded, compared to a $10,000 negative provision for credit losses for the same period in 2013. The $48,000 provision for credit losses was offset by the $48,000 negative provision for off-balance sheet items for the three months ended September 30, 2014, resulting in a zero provision for credit losses. The $10,000 negative provision for credit losses was offset by the $10,000 reversal in provision for off-balance sheet items, resulting in a zero provision for credit losses for the same period in 2013.

The decrease in allowance for loan losses as of September 30, 2014 was due primarily to improvements in historical loss rates and classified loans. Due to these factors, the general loan reserves as of September 30, 2014 decreased by $3.5 million, or 27.3 percent, to $9.3 million, as compared to $12.9 million as of June 30, 2014, and the qualitative adjustment as of September 30, 2014 increased by $2.4 million, or 7.4 percent, to $34.8 million, as compared to $32.4 million as of June 30, 2014.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of September 30, 2014 decreased to $1.5 million, compared to $1.6 million as of June 30, 2014. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of September 30, 2014.

The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	As of and for the Three Months Ended			As of and for the Nine Months Ended
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)

September 30, 2014
Real estate loans:
Commercial property
Retail	$—	$8	$8	$—	$24	$24
Hotel/Motel	(461)	—	(461)	(1,547)	25	(1,522)
Gas station	(68)	47	(21)	(71)	83	12
Other	(355)	237	(118)	(455)	3,166	2,711
Commercial and industrial loans
Commercial term	(499)	312	(187)	(3,094)	1,931	(1,163)
Commercial lines of credit	—	52	52	(300)	504	204
International loans	—	2	2	—	903	903
Consumer loans	(35)	5	(30)	(102)	20	(82)

Total Non-PCI loans	$(1,418)	$663	$(755)	$(5,569)	$6,656	$1,087

September 30, 2013
Real estate loans:
Commercial property
Retail	$—	$8	$8	$(400)	$183	$(217)
Hotel/Motel	—	305	305	(465)	305	(160)
Gas station	—	649	649	(80)	651	571
Other	(1,017)	680	(337)	(3,647)	935	(2,712)
Construction	—	—	—	—	850	850
Commercial and industrial loans
Commercial term	(3,068)	423	(2,645)	(5,808)	1,589	(4,219)
Commercial lines of credit	(507)	311	(196)	(507)	386	(121)
International loans	—	2	2	—	5	5
Consumer loans	(18)	5	(13)	(217)	60	(157)

Total Non-PCI loans	$(4,610)	$2,383	$(2,227)	$(11,124)	$4,964	$(6,160)

For the three months ended September 30, 2014, total charge-offs were $1.4 million, a decrease of $3.2 million, or 69.2 percent, from $4.6 million for the same period in 2013, and total recoveries were $663,000, a decrease of $1.7 million, or 72.1 percent, from $2.4 million for the same period in 2013. For the three months ended September 30, 2014, net charge-offs were $755,000, compared to $2.2 million for the same period in 2013.

For the nine months ended September 30, 2014, total charge-offs were $5.6 million, a decrease of $5.6 million, or 49.9 percent, from $11.1 million for the same period in 2013, and total recoveries were $6.7 million, an increase of $1.7 million, or 34.1 percent, from $5.0 million for the same period in 2013. For the nine months ended September 30, 2014, net recoveries were $1.1 million, compared to net charge-offs of $6.2 million for the same period in 2013.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2014	December 31, 2013	Increase (Decrease)
			Amount	Percentage
	(In thousands)
Demand – noninterest-bearing	$1,029,343	$819,015	$210,328	25.68%
Interest-bearing:
Savings	121,667	115,371	6,296	5.46%
Money market checking and NOW accounts	796,849	574,334	222,515	38.74%
Time deposits of $100,000 or more	919,085	506,946	412,139	81.30%
Other time deposits	731,210	496,659	234,551	47.23%

Total deposits	$3,598,154	$2,512,325	$1,085,829	43.22%

Deposits increased by $1.09 million, or 43.22 percent, to $3.60 billion as of September 30, 2014 from $2.51 billion as of December 31, 2013. The increase in deposits was attributable mainly to increases in acquired deposits from CBI of $1.11 billion, consisting of $143.1 million noninterest-bearing demand deposits, $251.2 million savings and money market checking, and $690.4 million time deposits.

Core deposits (defined as demand, savings, money market checking, NOW accounts and other time deposits) increased by $673.7 million, or 33.6 percent, to $2.68 billion at September 30, 2014 from $2.01 billion at December 31, 2013. Noninterest-bearing demand deposits as a percentage of deposits decreased to 28.6 percent at September 30, 2014 from 32.6 percent at December 31, 2013. We had brokered deposits of $99,000 assumed in CBI acquisition as of September 30, 2014 and there were none as of December 31, 2013.

Federal Home Loan Bank Advances and Other Borrowings

Federal Home Loan Bank (“FHLB”) advances and other borrowings mostly take the form of advances from the FHLB of San Francisco and overnight federal funds. At September 30, 2014, advances from the FHLB were $110.0 million, a decrease of $17.5 million from $127.5 million at December 31, 2013. All of the advances were overnight borrowings with 0.07 percent at September 30, 2014. See “Note 8 — Subordinated Debentures and Rescinded Stock Obligation” for liabilities assumed from the CBI acquisition.

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

The following table shows the status of our gap position as of September 30, 2014:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non-Interest- Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$78,720	$78,720
Interest-bearing deposits in other banks	118,296	—	—	—	—	118,296
Investment securities:
Fixed rate	32,376	66,127	360,908	454,706	—	914,117
Floating rate	158,654	40,181	26,221	—	—	225,056
Fair value adjustments	—	—	—	—	(10,549)	(10,549)
Loans:
Fixed rate	111,877	119,654	398,723	49,171	—	679,425
Floating rate	988,444	143,094	822,389	18,589	—	1,972,516
Nonaccrual	—	—	—	—	24,003	24,003
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(47,868)	(47,868)
Federal home loan bank and federal reserve bank stock	—	—	—	29,852	—	29,852
Other assets	—	30,372	—	21,841	192,551	244,764

Total assets	$1,409,647	$399,428	$1,608,241	$574,159	$236,857	$4,228,332

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,029,343	$1,029,343
Savings	18,736	33,486	49,315	20,131	—	121,668
Money market checking and NOW accounts	69,144	138,054	353,054	236,598	—	796,850
Time deposits	232,142	809,338	598,021	10,792	—	1,650,293
Federal home loan bank advances	110,000	—	—	—	—	110,000
Other liabilities	—	—	—	—	84,984	84,984
Stockholders’ equity	—	—	—	—	435,194	435,194

Total liabilities and stockholders’ equity	$430,022	$980,878	$1,000,390	$267,521	$1,549,521	$4,228,332

Repricing gap	979,625	(581,450)	607,851	306,638	(1,312,664)
Cumulative repricing gap	979,625	398,175	1,006,026	1,312,664	—
Cumulative repricing gap as a percentage of assets	23.17%	9.42%	23.79%	31.04%	0.00%
Cumulative repricing gap as a percentage of interest-earning assets	24.91%	10.13%	25.59%	33.38%	0.00%

Interest-earning assets						$3,932,024

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

As of September 30, 2014, the cumulative repricing gap for the three-month period was at an asset-sensitive position and was 24.91 percent of interest-earning assets, which decreased from 29.84 percent as of December 31, 2013. As of September 30, 2014, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position and was 10.13 percent of interest-earning assets, which decreased from 14.35 percent of an asset-sensitive position as of December 31, 2013.

The following table summarizes the status of the cumulative gap position as of the dates indicated:

	Less Than Three Months		Less Than Twelve Months
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In thousands)
Cumulative repricing gap	$979,625	$859,764	$398,175	$413,479
Percentage of assets	23.17%	28.14%	9.42%	13.53%
Percentage of interest-earning assets	24.91%	29.84%	10.13%	14.35%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(In thousands)
300%	14.26%	-11.40%	$148,197	$60,686
200%	9.49%	-8.10%	$142,012	$43,151
100%	4.70%	-3.60%	$135,804	$18,977
-100%	-4.41%	-3.40%	$123,991	$17,865

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

At September 30, 2014, the Bank’s total risk-based capital ratio of 16.28 percent, Tier 1 risk-based capital ratio of 15.00 percent, and Tier 1 leverage capital ratio of 12.81 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 6.00 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see “Note 11 — Regulatory Matters” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see “Note 15 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q and “Item 1. Business — Off-Balance Sheet Commitments” in our 2013 Annual Report on Form 10-K.

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

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the Emerging Issues Task Force), was issued to permit a reporting entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments are expected to enable more entities to record the amortization of the investment in income tax expense together with the tax credits and other tax benefits generated from the partnership. The ASU is effective retrospectively for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. For all entities other than public business entities, the amendments are effective retrospectively for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the ASU effective April 1, 2014. See “Note 3 — Accounting for Investment in Qualified Affordable Housing Projects.” for further details.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in Hanmi Bank’s portfolio, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “— Capital Resources and Liquidity.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2014, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Hanmi Financial’s disclosure controls and procedures were effective as of September 30, 2014.

Internal Controls

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. However, due to the acquisition of CBI one month prior to the end of the third quarter, we have been unable to complete our assessment of the internal control environment at CBI. Therefore, we performed additional procedures to substantiate the financial results attributable to CBI during the third quarter. We expect to complete our assessment of CBI’s internal control environment prior to year end.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Document

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation, dated June 23, 2004 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated July 28, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated December 16, 2011 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on December 19, 2011).

3.6	Amended and Restated Bylaws of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.7	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated November 21, 2007 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.8	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated October 14, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.9	Third Amendment to Amended and Restated Bylaws of Hanmi Financial Corporation, dated March 26, 2014 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on March 28, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Hanmi Financial Corporation

Date:	November 12, 2014	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

		By:	/s/ Shick (Mark) Yoon
Shick (Mark) Yoon
Executive Vice President and Chief Financial Officer