Form 10-K
period 2014-12-31
HANMI FINANCIAL CORP
filed 2015-03-16
CIK 1109242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $640,018,000. For purposes of the foregoing calculation only, in addition to affiliated companies, all directors and officers of the Registrant have been deemed affiliates.

Number of shares of common stock of the Registrant outstanding as of February 28, 2015 was 31,928,722 shares.

Documents Incorporated By Reference Herein: Sections of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed within 120 days of the fiscal year ended December 31, 2014, are incorporated by reference into Part III of this report (or information will be provided by amendment to this Form 10-K), as noted therein.

Hanmi Financial Corporation

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014

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

Hanmi Bank, the primary subsidiary of Hanmi Financial, is a state chartered bank incorporated under the laws of the State of California on August 24, 1981, and licensed pursuant to the California Financial Code (“Financial Code”) on December 15, 1982. The Bank’s deposit accounts are insured under the Federal Deposit Insurance Act (“FDIA”) up to applicable limits thereof, and the Bank is a member of the Federal Reserve System. The Bank’s headquarters is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California 90010.

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other ethnic communities across California, Colorado, Illinois, New Jersey, New York, Texas, Virginia and Washington. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2014, the Bank maintained a network of 49 full-service branch offices in California, Illinois, New Jersey, New York, Texas and Virginia, and loan production offices in California, Colorado, Texas, Virginia and Washington State.

Hanmi Financial sold their insurance subsidiaries, Chun-Ha Insurance Services, Inc. (“Chun-Ha”) and All World Insurance Services, Inc. (“All World”) to Chunha Holding Corporation on June 30, 2014. Total assets and net asset of Chun-Ha and All World were $5.6 million and $3.3 million, respectively. The total sales price was $3.5 million, of which $2.0 million was paid upon signing. See “Note 4—Sale of Insurance Subsidiaries and Discontinued Operations.”

On August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp Inc., a Texas corporation (“CBI”), the parent company of United Central Bank (“UCB”). In the merger with CBI, each share of CBI common stock was exchanged for $17.64 per share or $50 million in the aggregate. In addition, Hanmi Financial paid $28.7 million to redeem CBI preferred stock immediately prior to the consummation of the merger. The merger consideration was funded from consolidated cash of Hanmi Financial. At August 31, 2014, CBI had total assets, liabilities and equity of $1.27 billion, $1.17 billion and $93.3 million, respectively. Total loans and deposits were $297.3 million and $1.10 billion, respectively, at August 31, 2014. The Company recorded a $14.6 million provisional bargain purchase gain related to this transaction. See “Note 2 — Acquisition.”

The Bank’s revenues are derived primarily from interest and fees on loans, interest and dividends on securities portfolio, and service charges on deposit accounts as well as bargain purchase gain in 2014. A summary of revenues for the periods indicated follows:

	Year Ended December 31,
	2014		2013		2012
	(In thousands)
Interest and fees on loans	$122,222	68.3%	$108,804	74.0%	$106,464	76.8%
Interest and dividends on investments	14,405	8.0%	10,121	6.9%	9,630	6.9%
Other interest income	107	0.1%	215	0.1%	1,188	0.9%
Service charges on deposit accounts	11,374	6.4%	11,307	7.7%	12,146	8.8%
Bargain purchase gain, net of deferred taxes	14,577	8.1%	—	0.0%	—	0.0%
Other non-interest income	16,345	9.1%	16,593	11.3%	9,267	6.6%

Total revenues	$179,030	100.0%	$147,040	100.0%	$138,695	100.0%

Market Area

The Bank historically has provided its banking services through its branch network to a wide variety of small- to medium-sized businesses. Throughout the Bank’s service areas, competition is intense for both loans and deposits. While the market for banking services is dominated by a few nationwide banks with many offices operating over wide geographic areas, the Bank’s primary competitors are relatively smaller community banks that focus their marketing efforts on Korean-American businesses in the Bank’s service areas. With the acquisition of CBI during 2014, the Bank expanded its market share from our core Korean American customer base to the wider Asian American and mainstream communities primarily in Illinois and Texas.

Lending Activities

The Bank originates loans for its own portfolio and for sale in the secondary market. Lending activities include real estate loans (commercial property, construction and residential property), commercial and industrial loans (commercial term, commercial lines of credit and international), consumer loans and SBA loans.

Real Estate Loans

Real estate lending involves risks associated with the potential decline in the value of the underlying real estate collateral and the cash flow from income-producing properties. Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other laws and regulations affecting the holding of real estate, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates. When real estate values decline, the Bank’s real estate dependence increases the risk of loss both in the Bank’s loan portfolio and the Bank’s holdings of other real estate owned (“OREO”),which are the result of foreclosures on real property due to default by borrowers who use the property as collateral for loans. OREO properties are categorized as real property that is owned by the Bank but which is not directly related to the Bank’s business.

Commercial Property

The Bank offers commercial real estate loans, which are usually collateralized by first deeds of trust. The Bank generally obtains formal appraisals in accordance with applicable regulations to support the value of the real estate collateral. All appraisal reports on commercial mortgage loans are reviewed by an appraisal review officer. The review generally covers an examination of the appraiser’s assumptions and methods that were used to derive a value for the property, as well as compliance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Bank first looks to cash flow from the borrower and the cash flows generated by the property, if applicable, to repay the loan and then to cash flow from other sources.

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

Residential Property

The Bank originates and purchases fixed-rate and variable-rate mortgage loans secured by one- to four-family properties with amortization schedules of 15 to 30 years and maturity schedules of up to 30 years. The loan fees, interest rates and other provisions of the Bank’s residential loans are determined by an analysis of the Bank’s cost of funds, cost of origination, cost of servicing, risk factors and portfolio needs.

The Bank may sell some of the mortgage loans that it originates to secondary market participants. The average turn-around time from origination of a mortgage loan to its sale to a secondary market participant ranges from 30 to 90 days. The interest rate and the price of the loan are typically agreed upon between the Bank and the secondary market purchaser prior to the origination of the loan.

Commercial and Industrial Loans

The Bank offers commercial loans for intermediate and short-term credit. Commercial loans may be unsecured, partially secured or fully secured. The majority of the commercial loans that the Bank originates are for business located primarily in California, Illinois and Texas, and the maturity schedules range from 12 to 60 months. The Bank finances primarily small- and middle-market businesses in a wide spectrum of industries. Commercial and industrial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business purposes. The Bank requires a credit underwriting before considering any extension of credit.

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

International

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

The Bank normally sells to unrelated third parties a substantial amount of the guaranteed portion of the SBA loans that it originates. When the Bank sells a SBA Loan, it has an option to repurchase the loan if the loan defaults. If the Bank repurchases a loan, the Bank will make a demand for guarantee purchase to the SBA. Even after the sale of an SBA Loan, the Bank retains the right to service the SBA Loan and to receive servicing fees. The unsold portions of the SBA loans that remain owned by the Bank are included in loans receivable on the Consolidated Balance Sheets. As of December 31, 2014, the Bank had $212.6 million of SBA loans in its portfolio, and was servicing $500.9 million of SBA loans sold to investors.

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

Lending Procedures and Loan Limits

Individual lending authority is granted to the Chief Credit Officer and certain additional designated officers. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to the Bank’s Management Credit Committee and, for those in excess of the Management Credit Committee’s approval limits, to the Loan and Credit Policy Committee.

Legal lending limits are calculated in conformance with the California Financial Code, which prohibits a bank from lending to any one individual or entity or its related interests on an unsecured basis any amount that exceeds 15 percent of the sum of such bank’s stockholders’ equity plus the allowance for loan losses, capital notes and any debentures, plus an additional 10 percent on a secured basis. At December 31, 2014, the Bank’s authorized legal lending limits for loans to one borrower were $72.5 million for unsecured loans plus an additional $48.3 million for specific secured loans.

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

The Bank assesses its allowance for loan losses for adequacy on a quarterly basis. The California Department of Business Oversight (“DBO”), formerly known as the California Department of Financial Institutions, and the Federal Reserve Bank (“FRB”) may require the Bank to recognize additions to the allowance for loan losses through a provision for credit losses based upon their assessment of the information available to them at the time of their examinations.

Deposits

The Bank offers a traditional array of deposit products, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts and certificates of deposit. These accounts, except for noninterest-bearing checking accounts, earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. Our approach is to tailor fit products and bundle those that meet the customer’s needs. This approach is designed to add value for the customer, increase products per household and produce higher service fee income.

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

We also maintain an Internet website at www.hanmi.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, as soon as reasonably practicable after we file such reports with the SEC. We make our website content available for information purposes only. It should not be relied upon for investment purposes. None of the information contained in or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Employees

As of December 31, 2014, the Bank had a total of 681 full-time employees and 18 part-time employees. None of the employees are represented by a union or covered by a collective bargaining agreement. The management of the Bank believes that their employee relations are satisfactory.

Insurance

We maintain financial institution bond and commercial insurance at levels deemed adequate by management to protect Hanmi Financial from certain litigation and other losses.

Competition

The banking and financial services industry in each state we are located generally, and in the Bank’s market areas specifically, are highly competitive. The increasingly competitive environment faced by banks is primarily the result of changes in laws and regulation, changes in technology and product delivery systems, new competitors in the market, and the accelerating pace of consolidation among financial service providers. We compete for loans, deposits and customers with other commercial banks, savings institutions, securities and brokerage companies, mortgage companies, real estate investment trusts, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers. Some of these competitors are larger in total assets and capitalization, have greater access to capital markets, including foreign-ownership, and/or offer a broader range of financial services.

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

The Bank’s direct competitors are community banks that focus their marketing efforts on Korean-American and Asian-American businesses, while offering the same or similar services and products as those offered by the Bank. These banks compete for loans and deposits primarily through the interest rates and fees they charge and the convenience and quality of service they provide to customers.

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

Regulation and Supervision

(a) General

The Company and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. These regulations and restrictions are intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation (“FDIC”), Deposit Insurance Fund (“DIF”) and for the protection of borrowers, and secondarily for the stability of the U.S. banking system. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. From time to time, federal and state legislation is enacted and implemented by regulations which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

We cannot predict whether or when other legislation or new regulations may be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements.

(b) Legislation and Regulatory Developments

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2014 as modest recovery returned to many institutions in the banking sector. Certain provisions of the Dodd-Frank are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank regulatory provisions included aspects of (i) the final new capital rules and (ii) the so called Volcker Rule restrictions on certain proprietary trading and investment activities.

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

(c) Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. New capital rules described below were effective on January 1, 2014, and are being phased in over various periods (the “New Capital Rules”). The basic capital rule changes were fully effective on January 1, 2015, but many elements are being phased in over multiple future years. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations (See “Prompt Corrective Action Provisions” below), involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2014, the Company and the Bank’s total risk-based capital ratios were 15.89% and 15.18%, respectively; their Tier 1 risk-based capital ratios were 14.63% and 13.93%, respectively; and the Company’s and Bank’s leverage capital ratios were 10.91% and 10.39%, respectively, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.” The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.

(d) New Capital Rules and Minimum Capital Ratios

The federal bank regulatory agencies adopted final regulations in July 2013, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd–Frank and to implement Basel III international agreements reached by the Basel Committee. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.

The following are among the new requirements that are phased in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	A minimum non-risk-based leverage ratio is set at 4.00%, eliminating a 3.00% exception for higher rated banks;

•	Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•	The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•	An additional “countercyclical capital buffer” is required for larger and more complex institutions; and

•	A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Management believes that, as of December 31, 2014, the Company and the Bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect (see “Legislative and Regulatory Developments”).

(e) Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of Dodd-Frank commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve. The Company and the Bank held no investment positions at December 31, 2014 which were subject to the final “Volcker Rule”. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

(f) Bank Holding Company Regulation

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies, which may affect the cost of doing business, and may limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers.

A wide range of requirements and restrictions are contained in both Federal and State banking laws, which together with implementing regulatory authority:

Require periodic reports and such additional reports of information as the Federal Reserve may require;

Require bank holding companies to meet or exceed increased levels of capital (See “Capital Adequacy Requirements” and “New Capital Rules and minimum Capital Ratios” above);

Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

Limit on dividends payable to shareholders and restricts the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions. Substantially all of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;

Require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination if an institution is in “troubled condition”;

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

Require prior Federal agency approval of acquisitions and mergers with banks and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required.

(g) Other Restrictions on the Company’s Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be considered well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Company has elected, and currently maintains, financial holding company status. Neither the Company nor the Bank has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature. The Federal Reserve rated the Bank as “satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Business Oversight (“DBO”). DBO approvals may also be required for certain mergers and acquisitions.

(h) Securities Exchange Act of 1934

The Company’s common stock is publicly held and listed on the NASDAQ Stock Market (“NASDAQ”), and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (“SEC”) promulgated thereunder as well as listing requirements of NASDAQ.

(i) Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

(j) Bank Regulation

As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FRB, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the FDIC. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or in subsidiaries of bank holding companies. Further, California banks may conduct certain “financial” activities permitted under GLBA in a “financial subsidiary” to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

(k) Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

Require affirmative action to correct any conditions resulting from any violation or practice;

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

Enter into or issue informal or formal enforcement actions, including required Board resolutions, Matters Requiring Board Attention, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

(l) Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

Our FDIC insurance expense totaled $1.8 million for 2014. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

(m) Prompt Corrective Action Provisions

The FDI Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards were changed when the new capital rule ratios became effective. Under the new standards, in order to be considered well-capitalized, the Bank is required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

(n) Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When effective, the new capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

The power of the board of directors of the Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

In addition, under federal law, a member bank, such as the Bank, may not declare or pay a dividend if the total of all dividends declared during the calendar year, including a proposed dividend, exceeds the sum of the Bank’s net income during the calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the FRB.

(o) Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Dodd-Frank provided for the creation of the Consumer Finance Protection Bureau (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, with banks of $10 billion or more in assets subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant impact on our operations. However, because a substantial portion of the mortgage loans originated by the Bank do not meet the definitions for a “qualified mortgage” under final regulations adopted by the CFPB, the Bank may be subject to additional disclosure obligations and extended time periods for the assertion of defenses by the borrower against enforcement in connection with such mortgage loans.

Federal Home Loan Bank System

The Bank is a member and holder of the capital stock of the Federal Home Loan Bank of San Francisco (“FHLBSF”). There are a total of twelve Federal Home Loan Banks (each, an “FHLB”) across the U.S. owned by their members who are more than 7,500 community financial institutes of all sizes and types. Each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. Each member of FHLBSF is required to own stock in an amount equal to the greater of (i) a membership stock requirement of 1.0 percent of an institution’s “membership asset value” which is determined by multiplying the amount of the member’s membership assets by the applicable membership asset factors and is capped at $25 million, or (ii) an activity based stock requirement (4.7% of the member’s outstanding advances plus 5.0% of the member’s outstanding mortgage loans purchased and held by FHLBSF). At December 31, 2014, the Bank was in compliance with the FHLBSF’s stock ownership requirement, and our investment in FHLBSF capital stock totaled $17.6 million. The total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity as of December 31, 2014 were $649.5 million and $499.5 million, respectively.

Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits, and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Securities and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Company is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Company’s independent registered public accounting firm are required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles. The Bank and the Company are also each required to have an audit committee comprised entirely of independent directors. As required by NASDAQ, the Company has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and other qualification standards. As such, among other requirements, the Company must maintain an audit committee that includes members with banking or related financial management expertise, has access to its own outside counsel, and does not include members who are large customers of the Bank. In addition, because the Bank has more than $4 billion in total assets, it is subject to the FDIC requirements for audit committees of large institutions.

Regulation of Non-Bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

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

Risks Relating to our Business

Difficult business and economic conditions can adversely affect our industry and business.

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Although the U.S. economy has showed signs of improvement, consumer spending and gross domestic product growth have been less robust than expected and there can be no assurance that the U.S. economy will continue to grow. Unemployment levels remain a significant concern. There also remains uncertainty over the federal debt ceiling and the direction and long-term effects of the Federal Reserve’s quantitative easing and tapering of it. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China, Taiwan and Korea can impact the economy and financial markets here in the United States. Concerns about the economy have also resulted in decreased lending by financial institutions to their customers and to each other. These economic pressures on consumers and businesses may continue to adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with a deterioration in economic conditions:

•	We face increased regulation of our industry, including changes by Congress or federal regulatory agencies to the banking and financial institutions regulatory regime and heightened legal standards and regulatory requirements that may be adopted in the future. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

Our banking operations are concentrated primarily in California, Illinois and Texas. Adverse economic conditions in these regions in particular could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions include the effects of the general decline in real estate sales and prices in many markets across the United States, the economic recession of recent years, and higher rates of unemployment. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

Our Southern California concentration means economic conditions in Southern California could adversely affect our operations. Though the Bank’s operations have expanded outside of our original Southern California focus, the majority of our loan and deposit concentration is still primarily in Los Angeles County and Orange County in Southern California. Because of this geographic concentration, our results depend largely upon economic conditions in these areas. A further deterioration in the economic conditions or a prolonged delay in economic recovery in the Bank’s market areas, or a significant natural or man-made disaster in these market areas, could have a material adverse effect on the quality of the Bank’s loan portfolio, the demand for its products and services and on its overall financial condition and results of operations.

Our concentration in loans collateralized by real estate property located primarily in California could have adverse effects on credit quality. As of December 31, 2014, the Bank’s loan portfolio included commercial property and construction, which were collateralized by commercial real estate properties located primarily in California, totaling $1.90 billion, or 79.9 percent of total commercial real estate loans. Because of this concentration, a potential deterioration of the commercial real estate market in California could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans. Among the factors that could contribute to such a potential decline are general economic conditions in California, interest rates and local market construction and sales activity.

Our concentrations of loans in certain industries could have adverse effects on credit quality. As of December 31, 2014, the Bank’s loan portfolio included loans to: (i) lessors of non-residential buildings totaling $779.1 million, or 28.0 percent of total gross loans; (ii) borrowers in the hospitality industry totaling $467.4 million, or 16.8 percent of total gross loans; and (iii) gas stations totaling $373.0 million, or 13.4 percent of total gross loans. Most of these loans are in California. Because of these concentrations of loans in specific industries, a continued deterioration of the California economy overall, and specifically within these industries, could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have material and adverse consequences for the Bank.

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

If economic conditions deteriorate, it may exacerbate the following consequences:

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	low cost or noninterest-bearing deposits may decrease; and

•	collateral for loans made by us, especially real estate, may decline in value.

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

The Consumer Financial Protection Bureau. Dodd-Frank created the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, Dodd-Frank permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions, including the Bank. To the extent the CFPB has authority over us, if we fail to comply with the rules and regulations promulgated by the CFPB, we may be subject to adverse enforcement actions, fines or penalties against us.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings. As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan (i) raised the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund, and (ii) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required). The FDIA continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2 percent of insured deposits by 2027.

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

The impact of the new Basel III capital standards will likely impose enhanced capital adequacy standards on us. In June 2013, federal banking regulators jointly issued the Basel III Rules. The rules impose new capital requirements and implement Section 171 of Dodd-Frank. The new rules are to be phased in through 2019, beginning January 1, 2015. Among other things, the rules require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. In addition, we have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. The new rules also restrict trust preferred securities from comprising more than 25% of Tier 1 capital. If an institution grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, the combined trust preferred issuances would be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. In addition, more stringent capital requirements could require us to raise additional capital on terms which may not be favorable.

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations. As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods]. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.

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

We may become subject to regulatory restrictions in the event that our capital levels decline. We cannot provide any assurance that our total risk-based capital ratio or other capital ratios will not decline in the future such that the Bank may be considered to be “undercapitalized” for regulatory purposes. If a state member bank, like the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the FRB. Pursuant to the FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FRB of a capital restoration plan for the bank. Pursuant to Section 38 of the FDIA and Federal Reserve Regulation H, the FRB also has the discretion to impose certain other corrective actions.

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

As we expand outside our California markets, we may encounter additional risks that may adversely affect us. The CBI acquisition gave the Bank a national footprint, whereas prior to the acquisition, we primarily provided services through our California branches. These expansion activities, together with any additional expansion activities we may undertake, may entail significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to effectively manage these risks, our operations may be adversely affected.

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

We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in Southern California. California is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with a customer base that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

We may experience adverse effects from acquisitions, including the CBI Acquisition. We have acquired other banking companies in the past, including the CBI Acquisition in 2014 and will consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Risks involved in acquisitions of other companies, including in connection with the CBI Acquisition, include:

•	the risk of failure to adequately evaluate the asset quality of the acquired company;

•	difficulty in assimilating and integrating the operations, technology and personnel of the acquired company;

•	diversion of management’s attention from other important business activities;

•	difficulty in maintaining good relations with the loan and deposit customers of the acquired company;

•	inability to maintain uniform standards, controls, procedures and policies, especially considering geographic diversification;

•	potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities; and

•	amortization of expenses related to acquired intangible assets that have finite lives.

Risks Relating to Ownership of Our Common Stock

The Bank could be restricted from paying dividends to us, its sole shareholder, and, thus, we would be restricted from paying dividends to our stockholders in the future. The primary source of our income from which we pay our obligations and distribute dividends to our stockholders is from the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank has a retained deficit of $45.7 million as of December 31, 2014 and suffered net losses in 2010, 2009 and 2008, largely caused by provision for credit losses and goodwill impairments. As a result, the California Financial Code does not provide authority for the Bank to declare a dividend to us, without approval of the Commissioner of Business Oversight.

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

In addition, we adopted the 2013 Equity Compensation Plan that provides for the granting of awards to our directors, executive officers and other employees. The plan provides awards of any options, stock appreciation right, restricted stock award, restricted stock unit award, share granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award or performance award. As of December 31, 2014, 916,043 shares of our common stock were issuable under options granted in connection with our stock option plans and stock warrants issued in connection with the registered rights and best efforts offerings. It is probable that the stock options will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

Furthermore, as of December 31, 2014, our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 62,500,000 shares of common stock. Our Amended and Restated Certificate of Incorporation does not provide for preemptive rights to the holders of our common stock. Any authorized but unissued shares are available for issuance by our Board of Directors. As a result, if we issue additional shares of common stock to raise additional capital or for other corporate purposes, you may be unable to maintain your pro rata ownership in the Company.

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

Anti-takeover provisions and state and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline. Various provisions of our Amended and Restated Certificate of Incorporation and By-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. These provisions provide for, among other things, supermajority voting approval for certain actions, limitation on large stockholders taking certain actions and authorization to issue “blank check” preferred stock by action of the Board of Directors acting alone without obtaining stockholder approval. In addition, the BHCA, and the Change in Bank Control Act of 1978, as amended, together with applicable federal regulations, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to FRB and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

Risks Relating to the CBI Acquisition

We may not be able to realize the anticipated benefits of the CBI Acquisition, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits. The realization of the benefits anticipated as a result of the CBI Acquisition, including cost savings and synergies, will depend in part on the integration of CBI’s operations with our operations. Though the core conversion took place in February 2015, there can be no assurance that CBI’s operations can be integrated successfully into our operations in a timely fashion, or at all. The dedication of management and other internal resources to such integration may divert attention from our day-to-day business, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration, may have a material adverse effect on our financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hanmi Financial’s principal office is located at 3660 Wilshire Boulevard, Penthouse Suite A, Los Angeles, California. As of December 31, 2014, we had a total of 58 properties consisting of 49 operating branch offices and 5 loan production offices, and 4 other properties. We own 18 locations and the remaining properties are leased.

As of December 31, 2014, our consolidated investment in premises and equipment, net of accumulated depreciation and amortization, totaled $30.9 million. Our lease expense was $6.1 million for the year ended December 31, 2014. We consider our present facilities to be sufficient for our current operations.

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

Market Information

The following table sets forth, for the periods indicated, the high and low trading prices of Hanmi Financial’s common stock for the last two years as reported on NASDAQ under the symbol “HAFC”:

	High	Low	Cash Dividend
2014:
Fourth quarter	$22.33	$19.42	$0.07
Third quarter	$22.46	$20.13	$0.07
Second quarter	$24.51	$20.77	$0.07
First quarter	$24.87	$20.47	$0.07
2013:
Fourth quarter	$22.40	$16.59	$0.07
Third quarter	$18.05	$16.01	$0.07
Second quarter	$17.67	$15.20	$—
First quarter	$17.27	$14.10	$—

The closing price of our common stock on February 27, 2015 was $19.73 per share, as reported by the NASDAQ Global Select Market.

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

	As of December 31,
	2009	2010	2011	2012	2013	2014
Hanmi Financial Corporation	$100.00	$95.83	$77.08	$141.56	$228.02	$227.19
NASDAQ Composite	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
S&P 500 Financials	$100.00	$110.83	$90.43	$114.17	$152.09	$172.01
SNL Bank $1B-$5B	$100.00	$110.96	$99.07	$119.50	$170.66	$175.10

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2014, there were no repurchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates. As of December 31, 2014, there was no current plan authorizing purchases of Hanmi Financial’s equity securities by Hanmi Financial or its affiliates.

Item 6.	Selected Financial Data

The following table presents selected historical financial information, including per share information as adjusted for the stock dividends and stock splits declared by us. This selected historical financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2014 is derived from our audited financial statements. In the opinion of management, the information presented reflects all adjustments, including normal and recurring accruals, considered necessary for a fair presentation of the results of such periods.

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Summary Statements of Operations:
Interest and dividend income	$136,734	$119,140	$117,282	$126,953	$144,512
Interest expense	14,033	13,507	18,745	27,630	38,638

Net interest income before provision for credit losses	122,701	105,633	98,537	99,323	105,874
(Negative provision) provision for credit losses	(6,140)	—	6,000	12,100	122,496
Noninterest income	42,296	27,900	21,413	30,889	29,653
Noninterest expense	98,553	71,017	70,611	89,297	101,112

Income (loss) before provision (benefit) for income taxes	72,584	62,516	43,339	28,815	(88,081)
Provision (benefit) for income taxes	22,379	22,732	(46,818)	733	(12)

Net income (loss) from continuing operations	$50,205	$39,784	$90,157	$28,082	$(88,069)
(Loss) income from discontinued operations	(444)	73	167	65	60

Net income (loss)	$49,761	$39,857	$90,324	$28,147	$(88,009)

Summary Balance Sheets:
Cash and cash equivalents	$158,320	$179,357	$268,047	$201,683	$249,720
Investment securities	1,060,717	530,926	451,060	441,604	413,963
Net loans (1)	2,735,832	2,177,498	1,986,051	1,871,607	2,121,067
Assets	4,232,443	3,054,379	2,881,409	2,744,824	2,907,148
Deposits	3,556,746	2,512,325	2,395,963	2,344,910	2,466,721
Liabilities	3,779,056	2,654,302	2,504,156	2,459,216	2,733,892
Stockholders’ equity	453,387	400,077	377,253	285,608	173,256
Tangible equity	451,307	398,906	375,918	284,075	171,023
Average gross loans, net of deferred loan costs (1)	2,440,682	2,156,626	1,993,367	2,114,546	2,544,472
Average investment securities	676,729	446,563	443,910	479,771	252,717
Average interest-earning assets	3,163,141	2,687,799	2,686,425	2,752,696	2,981,878
Average assets	3,410,751	2,827,508	2,792,349	2,787,707	2,998,507
Average deposits	2,872,029	2,391,248	2,349,082	2,404,655	2,587,686
Average borrowings	81,110	27,815	85,760	153,148	243,690
Average interest-bearing liabilities	2,054,680	1,678,618	1,758,135	1,957,077	2,268,954
Average stockholders’ equity	425,913	392,601	328,013	200,517	137,968
Average tangible equity	425,018	391,342	326,586	198,626	135,171
Per Share Data:
Earnings (loss) per share – basic (2)	$1.57	$1.26	$2.87	$1.38	$(7.46)
Earnings (loss) per share – diluted (2)	$1.56	$1.26	$2.87	$1.38	$(7.46)
Book value per share (3)	$14.21	$12.60	$11.98	$9.07	$9.17
Tangible book value per share (4)	$14.14	$12.56	$11.94	$9.02	$9.05
Cash dividends per share	$0.28	$0.14	$—	$—	$—
Common shares outstanding	31,910,203	31,761,550	31,496,540	31,489,201	18,899,799

(1)	Loans receivable, net of allowance for loan losses, deferred loan fees, deferred loan costs and discounts.
(2)	The computation of basic and diluted earnings (loss) per share was adjusted retroactively for all periods presented to reflect the 1-for-8 reverse stock split, which became effective on December 19, 2011.
(3)	Stockholders’ equity divided by common shares outstanding.
(4)	Tangible equity divided by common shares outstanding.

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Performance Ratios:
Return on average assets (5) (14)	1.47%	1.41%	3.23%	1.01%	-2.94%
Return on average stockholders’ equity (6) (14)	11.79%	10.13%	27.49%	14.00%	-63.83%
Return on average tangible equity (7) (14)	11.81%	10.17%	27.61%	14.14%	-65.15%
Net interest spread (8)	3.65%	3.64%	3.30%	3.20%	3.08%
Net interest margin (9)	3.88%	3.94%	3.68%	3.61%	3.48%
Net interest margin (excluding purchase accounting) (17)	3.65%	3.94%	3.68%	3.61%	3.48%
Efficiency ratio (10)	59.73%	53.18%	58.87%	68.58%	74.61%
Efficiency ratio (excluding merger and integration costs) (10)	55.70%	52.64%	58.87%	68.58%	74.61%
Dividend payout ratio (11)	17.84%	11.10%	—	—	—
Average stockholders’ equity to average assets	12.49%	13.89%	11.75%	7.19%	4.60%
Selected Capital Ratios:
Total risk-based capital ratio:
Hanmi Financial	15.89%	17.48%	20.65%	18.66%	12.32%
Hanmi Bank	15.18%	16.79%	19.85%	17.57%	12.22%
Tier 1 risk-based capital ratio:
Hanmi Financial	14.63%	16.26%	19.37%	17.36%	10.09%
Hanmi Bank	13.93%	15.53%	18.58%	16.28%	10.91%
Tier 1 leverage ratio:
Hanmi Financial	10.91%	13.62%	14.95%	13.34%	7.90%
Hanmi Bank	10.39%	13.05%	14.33%	12.50%	8.55%
Selected Asset Quality Ratios:
Non-performing Non-PCI loans to gross loans (12) (15)	0.92%	1.16%	1.82%	2.70%	6.38%
Non-performing assets to assets (13)	0.97%	0.87%	1.32%	1.91%	5.04%
Net loan (recoveries) charge-offs to average gross loans (15)	-0.06%	0.29%	1.70%	3.25%	4.79%
Allowance for loan losses to gross loans (15) (16)	1.88%	2.58%	3.09%	4.64%	6.55%
Allowance for loan losses to non-performing Non-PCI loans (16)	204.26%	222.42%	169.81%	171.71%	102.54%

(5)	Net income (loss) divided by average assets.
(6)	Net income (loss) divided by average stockholders’ equity.
(7)	Net income (loss) divided by average tangible equity.
(8)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(9)	Net interest income before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(10)	Total noninterest expense divided by the sum of net interest income before provision for credit losses and total noninterest income.
(11)	Dividends declared per share divided by basic earnings (loss) per share.
(12)	Nonperforming loans, excluding loans held for sale, consist of nonaccrual loans and loans past due 90 days or more still accruing interest.
(13)	Nonperforming assets consist of nonperforming loans and other real estate owned.
(14)	Amounts calculated on net income from continuing operations.
(15)	PCI loans are excluded in gross loans.
(16)	Allowance for loan losses on PCI loans are excluded.
(17)	Net interest income less net accretion of discounts related to purchase accounting before provision for credit losses divided by average interest-earning assets. Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Average stockholders’ equity	$425,913	$392,601	$328,013	$200,517	$137,968
Less average other intangible assets	(895)	(1,259)	(1,427)	(1,891)	(2,797)

Average tangible equity	$425,018	$391,342	$326,586	$198,626	$135,171

Return on average stockholders’ equity	11.79%	10.13%	27.49%	14.00%	-63.83%
Effect of average other intangible assets	0.02%	0.03%	0.12%	0.13%	-1.32%

Return on average tangible equity	11.81%	10.17%	27.61%	14.14%	-65.15%

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Stockholders’ equity	$453,387	$400,077	$377,253	$285,608	$173,256
Less other intangible assets	(2,080)	(1,171)	(1,335)	(1,533)	(2,233)

Tangible equity	$451,307	$398,906	$375,918	$284,075	$171,023

Book value per share	14.21	12.60	11.98	9.07	9.17
Effect of other intangible assets	(0.07)	(0.04)	(0.04)	(0.05)	(0.12)

Tangible book value per share	$14.14	$12.56	$11.94	$9.02	$9.05

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the financial condition and results of operations as of and for the years ended December 31, 2014, 2013 and 2012. This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Our allowance for loan losses methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experiences on 14 segmented loan pools by type and risk rating, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Qualitative factors include the general economic environment in our markets, delinquency and charge-off trends, and the change in nonperforming loans. Concentration of credit, change of lending management and staff, quality of loan review system, and change in interest rates are other qualitative factors that are considered in our methodologies. See “Financial Condition — Allowance for Loan Losses and Allowance for Off-Balance Sheet Items,” “Results of Operations — Provision for Credit Losses” and “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” for additional information on methodologies used to determine the allowance for loan losses and allowance for off-balance sheet items.

Loan Sales

The guaranteed portions of certain SBA loans are normally sold to secondary market investors. When SBA loans are sold, we generally retain the right to service the loans. We record a loan servicing asset when the benefits of servicing are expected to be more than adequate compensation to a servicer, which is determined by discounting all of the future net cash flows associated with the contractual rights and obligations of the servicing agreement. The expected future net cash flows are discounted at a rate equal to the return that would adequately compensate a substitute servicer for performing the servicing. In addition to the anticipated rate of loan prepayments and discount rates, other assumptions (such as the cost to service the underlying loans, foreclosure costs, ancillary income and float rates) are also used in determining the value of the loan servicing assets. Loan servicing assets are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 6 — Loans” presented elsewhere herein.

We reclassify certain loans to loans held for sale. Any such reclassification takes into consideration a number of factors, including, but not limited to, the following:

•	NPL and/or classified status, nonaccrual status, and days delinquent;

•	possibility of rehabilitation or workout for the near future and long term earning capability as an asset;

•	number of times the loan was modified;

•	overall debt coverage ratio;

•	whether the debt is on troubled debt restructure status;

•	the location of the collateral; and

•	the borrower’s overall financial condition.

The fair value of nonperforming loans held for sale is generally based upon the recent appraisals, quotes, bids or sales contract prices which approximate the fair value. All loans held for sale are recorded at the lower of cost or fair value.

Purchased credit impaired loans

Purchased credit impaired (“PCI”) loans are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply PCI loan accounting when (i) we acquire loans deemed to be impaired, and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition.

For PCI loans, at the time of acquisition we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolios; such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield. If estimated cash flows are indeterminable, the recognition of interest income will cease to be recognized.

As part of the fair value process and the subsequent accounting, the Company aggregate PCI loans into pools having common credit risk characteristics such as product type, geographic location and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

PCI loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual with interest income recognized on either a cash basis or as a reduction of the principal amount outstanding.

Investment Securities

The classification and accounting for investment securities are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 5 – Investment Securities” presented elsewhere herein. Under FASB ASC 320, “Investments,” investment securities generally must be classified as held to maturity, available for sale or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management’s intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held to maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired.

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

Management does not believe that there are any investment securities that are deemed OTTI as of December 31, 2014.

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

As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2014, management determined that no valuation allowance for deferred tax assets is required, as management believes it is more likely than not that deferred tax assets will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 12 — Income Taxes” presented elsewhere herein.

Executive Overview

For the years ended December 31, 2014, 2013 and 2012, we recognized net income of $49.8 million, $39.9 million and $90.3 million, respectively. The increase in net income for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due mainly to the bargain purchase gain of $14.6 million from the acquisition of CBI. The decrease in net income for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to the absence of the reversal of the deferred tax asset (“DTA”) valuation allowance, which contributed an income tax benefit of $46.7 million in 2012. For the years ended December 31, 2014, 2013 and 2012, our earnings per diluted share were $1.56, $1.26 and $2.87, respectively.

Significant financial highlights include:

•	Assets increased by $1.18 billion, or 38.6 percent, to $4.23 billion at December 31, 2014, compared to $3.05 billion at December 31, 2013, primarily due to the acquisition of CBI. During 2013, assets increased by $173.0 million, or 6.0 percent, compared to $2.88 billion as of December 31, 2012.

•	With new loan growth across the portfolio and acquired loans from CBI, gross loans increased by $551.2 million, or 24.7 percent, to $2.79 billion as of December 31, 2014, compared to $2.23 billion as of December 31, 2013. During 2013, gross loans increased by $185.5 million, or 9.1 percent, compared to $2.05 billion as of December 31, 2012.

•	Deposits grew by $1.04 billion, or 41.6 percent, to $3.56 billion as of December 31, 2014, compared to $2.51 billion as of December 31, 2013. During 2013, deposits grew by $116.4 million, or 4.9 percent, compared to $2.40 billion as of December 31, 2012.

•	Asset quality improved with classified loans (excluding PCI loans) down 42.4% year-over-year; $47.4 million as of December 31, 2014, compared to $82.2 million as of December 31, 2013. During 2013, classified loans decreased by $21.0 million, or 20.33 percent, compared to $103.2 million as of December 31, 2012.

•	Cash dividends of $0.28 per share of common stock were paid for the year ended December 31, 2014, compared to $0.14 per share of common stock for the year ended December 31, 2013.

Results of Operations

Acquisition’s Impact on Earnings Performance

The comparability of financial information is affected by our acquisition of CBI on August 31, 2014 ($1.27 billion in assets). The transaction has been accounted for using the acquisition method of accounting and accordingly, the related operating results have been included in the consolidated financial statements from the respective acquisition date. See “Note 2 — Acquisition.”

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

	For the Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(In thousands)
Assets
Interest-earning assets:
Gross loans, net of deferred loan fees (1)	$2,440,682	$122,222	5.01%	$2,156,626	$108,804	5.05%	$1,993,367	$106,464	5.34%
Municipal securities-taxable	20,881	847	4.06%	42,387	1,707	4.03%	45,213	1,796	3.97%
Municipal securities-tax exempt (2)	6,593	209	3.17%	10,141	435	4.29%	12,902	606	4.70%
Obligations of other U.S. government agencies	98,387	1,896	1.93%	90,956	1,733	1.91%	77,053	1,372	1.78%
Other debt securities	523,076	9,759	1.87%	274,789	4,994	1.82%	277,386	5,250	1.89%
Equity securities	27,792	1,767	6.36%	28,290	1,404	4.96%	31,356	818	2.61%
Federal funds sold	3	—	0.00%	1,555	6	0.39%	14,178	60	0.42%
Term federal funds sold	—	—	0.00%	—	—	0.00%	70,478	706	1.00%
Interest-bearing deposits in other banks	45,727	107	0.23%	83,055	209	0.25%	164,492	422	0.26%

Total interest-earning assets	3,163,141	136,807	4.33%	2,687,799	119,292	4.44%	2,686,425	117,494	4.37%

Noninterest-earning assets:
Cash and cash equivalents	76,828			67,859			71,123
Allowance for loan losses	(54,817)			(60,119)			(75,914)
Other assets	225,599			131,969			110,715

Total noninterest-earning assets	247,610			139,709			105,924

Total assets	$3,410,751			$2,827,508			$2,792,349

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Savings	$116,254	$1,646	1.42%	$114,968	$1,812	1.58%	$110,349	$2,152	1.95%
Money market checking and NOW accounts	653,793	3,213	0.49%	567,860	2,912	0.51%	529,976	3,085	0.58%
Time deposits of $100,000 or more	643,017	4,321	0.67%	546,588	4,094	0.75%	681,173	7,290	1.07%
Other time deposits	560,506	4,380	0.78%	421,387	3,860	0.92%	350,877	3,350	0.95%
FHLB advances	69,781	151	0.22%	6,573	151	2.30%	3,354	165	4.92%
Other Borrowings	315	—	0.00%	8	—	0.00%	—	—	0.00%
Rescinded stock obligation	4,778	87	1.82%	—	—	0.00%	—	—	0.00%
Subordinated debentures	6,236	235	3.77%	21,234	678	3.19%	82,406	2,703	3.28%

Total interest-bearing liabilities	2,054,680	14,033	0.68%	1,678,618	13,507	0.80%	1,758,135	18,745	1.07%

Noninterest-bearing liabilities:
Demand deposits	898,459			740,445			676,707
Other liabilities	31,699			15,844			29,494

Total noninterest-bearing liabilities	930,158			756,289			706,201

Total liabilities	2,984,838			2,434,907			2,464,336
Stockholders’ equity	425,913			392,601			328,013

Total liabilities and stockholders’ equity	$3,410,751			$2,827,508			$2,792,349

Net interest income		$122,774			$105,785			$98,749

Cost of deposits			0.47%			0.53%			0.68%

Net interest spread (3)			3.65%			3.64%			3.30%

Net interest margin (4)			3.88%			3.94%			3.68%

(1)	Loans are net of discounts, deferred fees and related direct costs, excluding loans held for sale and the allowance for loan losses. Nonaccrual loans are included in the average loan balance. Loan fees have been included in the calculation of interest income. Loan fees were $1.2 million, $1.4 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	Computed on a tax-equivalent basis using an effective marginal rate of 35 percent.
(3)	Represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.65% for the year ended December 31, 2014. The impact of acquisition accounting adjustments on core loan yield and net interest margin are summarized in the following table:

	For the year ended December 31, 2014
	Amount	Impact
	(In thousands)
Core loan yield	$116,953	4.82%
Accretion of discount on purchased loans	5,269	0.19%

As reported	$122,222	5.01%
Net interest margin excluding purchase accounting	$115,238	3.65%
Accretion of discount on Non-PCI loans	3,821	0.12%
Accretion of discount on PCI loans	1,448	0.04%
Accretion of time deposits premium	2,338	0.07%
Amortization of subordinated debentures discount	(71)	0.00%

Net impact	7,536	0.23%

As reported	$122,774	3.88%

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

	Year Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest and dividend income:
Gross loans, net of deferred loan fees	$14,331	$(913)	$13,418	$9,895	$(7,555)	$2,340
Municipal securities-taxable	(871)	11	(860)	(114)	25	(89)
Municipal securities-tax exempt	(129)	(97)	(226)	(122)	(49)	(171)
Obligations of other U.S. government agencies	147	16	163	260	101	361
Other debt securities	4,636	129	4,765	(50)	(206)	(256)
Equity securities	(25)	388	363	(87)	673	586
Federal funds sold	(3)	(3)	(6)	(49)	(5)	(54)
Term federal funds sold	—	—	—	(353)	(353)	(706)
Interest-bearing deposits in other banks	(89)	(13)	(102)	(200)	(13)	(213)

Total interest and dividend income	$17,997	$(482)	$17,515	$9,180	$(7,382)	$1,798

Interest expense:
Savings	$20	$(186)	$(166)	$(24)	$(316)	$(340)
Money market checking and NOW accounts	413	(112)	301	2	(175)	(173)
Time deposits of $100,000 or more	679	(452)	227	(1,269)	(1,927)	(3,196)
Other time deposits	1,159	(639)	520	484	26	510
FHLB advances	250	(250)	—	20	(34)	(14)
Rescinded stock obligation	87	—	87	—	—	—
Subordinated debentures	(548)	105	(443)	(1,955)	(70)	(2,025)

Total interest expense	$2,060	$(1,534)	$526	$(2,742)	$(2,496)	$(5,238)

Change in net interest income	$15,937	$1,052	$16,989	$11,922	$(4,886)	$7,036

For the years ended December 31, 2014, 2013 and 2012, net interest income before provision for credit losses on a tax-equivalent basis was $122.8 million, $105.8 million and $98.7 million, respectively. The increase in net interest income in 2014, as compared to 2013, was due mainly to increases in average gross loan and other debt securities acquired and increases in low-cost interest-bearing deposits. In addition, the net accretion of discount on loans and interest-bearing liabilities acquired in the CBI acquisition was $7.5 million for the year ended December 31, 2014. The increase in net interest income in 2013, as compared to 2012, was primarily attributable to an increase in average gross loans, a decline in jumbo time deposits, lower deposit costs resulting from the replacement of high-cost time deposits with low-cost deposit products, and a decrease in interest expense from the full redemption of $80 million of subordinated debentures. The net interest spread and net interest margin for the year ended December 31, 2014 were

3.65 percent and 3.88 percent, respectively, as compared to 3.64 percent and 3.94 percent, respectively, for the year ended December 31, 2013, and 3.30 percent and 3.68 percent, respectively, for the year ended December 31, 2012. Excluding the effects of acquisition accounting adjustments, the net interest margin was 3.66 percent for the year ended December 31, 2014.

Average gross loans were $2.44 billion in 2014, as compared with $2.16 billion in 2013 and $1.99 billion in 2012, representing an increase of 13.2 percent in 2014 and an increase of 8.2 percent in 2013. Average investment securities were $676.7 million in 2014, as compared with $446.6 million in 2013 and $443.9 million in 2012, representing an increase of 51.5 percent in 2014 and an increase of 0.6 percent in 2013. Average interest-earning assets increased to $3.16 billion for the year ended December 31, 2014, as compared with $2.69 billion in 2013 and 2012, representing an increase of 17.7 percent in 2014. The increase in average interest-earning assets was due mainly to increases in gross loans and investment securities resulting from the acquisition of CBI. Average interest-bearing liabilities were $2.05 billion in 2014, as compared to $1.68 billion in 2013 and $1.76 billion in 2012, representing increases of 22.4 percent and decreases of 4.5 percent in 2014 and 2013, respectively. The increase in average interest-bearing liabilities in 2014 was due primarily to increases in deposits assumed from the acquisition of CBI and increases in FHLB advances, and the decrease in average interest-bearing liabilities in 2013 resulted primarily from the full redemption of $80 million of subordinated debentures in 2013 and the continuing reduction of high-cost time deposits in 2013.

The average yield on gross loans decreased by 4 basis points to 5.01 percent in 2014, after a 29 basis point decrease to 5.05 percent in 2013 from 5.34 percent in 2012. The decreases in 2014 and 2013 were attributable to the current low interest rate environment and high competition. The average yield on interest-earning assets decreased by 11 basis points to 4.33 percent in 2014, after an increase of 7 basis points to 4.44 percent in 2013 from 4.37 percent in 2012. The decrease in 2014 was due mainly to increases in lower yielding investment securities acquired in the acquisition of CBI partially offset by the increase yield related to the accretion of discount on loans and interest-bearing liabilities related to the CBI acquisition and the increase in 2013 was attributable to deployment of lower yielding funds to higher yielding loans. The average cost on interest-bearing liabilities decreased by 12 basis points to 0.68 percent in 2014, after a decrease of 27 basis points to 0.80 percent in 2013 from 1.07 percent in 2012. The decrease in 2014 was due primarily to $2.3 million amortization of time deposits premiums from the acquisition of CBI and the decrease in 2013 was due mainly to the elimination of interest payments on subordinated debentures and the decline in the balance and cost of jumbo CDs.

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

Net charge-offs decreased by $7.7 million, or 121.6 percent, to net recoveries of $1.4 million for the year ended December 31, 2014 from net charge-offs of $6.3 million for the year ended December 31, 2013, and decreased by $27.5 million, or 81.3 percent, for the year ended December 31, 2013 from $33.8 million for the year ended December 31, 2012. Classified loans (excluding PCI loans) decreased by $34.8million, or 42.0 percent, to $47.7 million for the year ended December 31, 2014 from $82.2 million for the year ended December 31, 2013, and decreased by $21.7 million, or 20.9 percent, for the year ended December 31, 2012. All other credit metrics also experienced improvements as the quality of the loan portfolio improved. Therefore, a negative provision for credit losses of $6.1 million was recorded for the year ended December 31, 2014. Included in the negative provision is a $1.0 million provision for credit losses on PCI loans. See “Nonperforming Assets” and “Allowance for Loan Losses and Allowance for Off-Balance Sheet Items” for further details.

Noninterest Income

The following table sets forth the various components of non-interest income for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Bargain purchase gain, net of deferred taxes	$14,577	$—	$—
Service charges on deposit accounts	11,374	11,307	12,146
Remittance fees	1,873	2,036	1,976
Trade finance fees	1,220	1,064	1,140
Other service charges and fees	1,853	1,375	1,499
Bank-owned life insurance income	879	1,171	1,110
Gain on sale of SBA loans	3,494	8,000	9,923
Net loss on sales of other loans	—	(557)	(9,481)
Net gain on sales of investment securities	2,011	1,039	1,396
Other-than-temporary impairment loss on investment securities	—	—	(292)
Disposition gains on PCI loans	1,432	—	—
Other operating income	3,583	2,465	1,996

Total noninterest income	$42,296	$27,900	$21,413

For the year ended December 31, 2014, noninterest income was $42.3 million, an increase of $14.4 million, or 51.6 percent, from $27.9 million for the year ended December 31, 2013. The increase was primarily attributable to a $14.6 million of bargain purchase gain provisionally recorded from the acquisition of CBI. Service charges on deposit accounts, which represent 26.9 percent of total noninterest income for the year ended December 31, 2014, remained stable for the years ended December 31, 2014 and 2013. Gain on sales of SBA loans, which represents 8.3 percent of total noninterest income for the year ended December 31, 2014, totaled $3.5 million, compared to $8.0 million for the year ended December 31, 2013. The decrease in gains on SBA loans primarily relates to a decrease in the sale of SBA loans to $42.4 million in 2014 from $96.8 million in 2013. The disposition gain on PCI loans of $1.4 million in 2014 relates to payoffs received on PCI loans in excess of the net carrying value.

For the year ended December 31, 2013, noninterest income was $27.9 million, an increase of $6.5 million, or 30.3 percent, from $21.4 million for the year ended December 31, 2012. This increase was primarily attributable to an $8.9 million decrease in net loss on sales of other loans, mainly offset by a $1.9 million decrease in gain on sales of SBA loans. Service charges on deposit accounts, which represent 40.5 percent of total noninterest income for the year ended December 31, 2013, decreased to $11.3 million for the year ended December 31, 2013, compared with $12.1 million for the year ended December 31, 2012, due mainly to a decrease in non-sufficient fund charges. Gain on sales of SBA loans for the year ended December 31, 2013 totaled $8.0 million, or 28.7 percent of total noninterest income.

Noninterest Expense

The following table sets forth the breakdown of noninterest expense for the years indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Salaries and employee benefits	$50,177	$35,129	$33,898
Occupancy and equipment	12,295	10,017	10,177
Merger and integration costs	6,646	730	—
Unconsummated acquisition costs	—	1,331	—
Deposit insurance premiums and regulatory assessments	2,031	1,435	4,431
Data processing	6,080	4,582	4,909
Other real estate owned (income) expense	(49)	(59)	344
Professional fees	7,564	5,335	4,686
Directors and officers liability insurance	696	876	1,186
Supplies and communications	2,612	2,155	2,224
Advertising and promotion	3,435	3,411	3,236
Loan-related expense	521	396	527
Amortization of other intangible assets	133	—	34
Other operating expenses	6,412	5,679	4,959

Total noninterest expense	$98,553	$71,017	$70,611

For the year ended December 31, 2014, noninterest expense was $98.6 million, an increase of $27.5 million or 38.8 percent, compared to $71.0 million for the year ended December 31, 2013. The increase was due primarily to the increases in salaries and employee benefits, merger and integration costs and professional fees, mainly offset by the absence of unconsummated acquisition costs. The largest component of noninterest expense for the year ended December 31, 2014 was salaries and employee benefits, which represented 50.9 percent of total noninterest expense for the year ended December 31, 2014. Salaries and employee benefits increased $15.0 million, or 42.8 percent, to $50.2 million, compared to $35.1 million for the year ended December 31, 2013, due mainly to an increase in the average number of employees added from the acquisition of CBI and additional share-based compensation reflecting stock options and restricted stock awards granted. Merger and integration costs relating to CBI acquisition for the year ended December 31, 2014 increased $5.9 million, or 810.4 percent, to $6.6 million, compared to $730,000 for the year ended December 31, 2013. For the year ended December 31, 2014, professional fees increased by $2.2 million, or 41.8 percent, to $7.6 million, compared to $5.3 million for the year ended December 31, 2013, mainly due to costs incurred to strengthen infrastructure to meet heightened control standards.

For the year ended December 31, 2013, noninterest expense was $71.0 million, an increase of $406,000 or 0.6 percent, compared to $70.6 million for the year ended December 31, 2012. The increase was due primarily to the increases in salaries and employee benefits, merger and integration costs, and unconsummated acquisition costs, mainly offset by the decrease in deposit insurance premiums and regulatory assessments. Merger and integration costs relating to the CBI acquisition totaled $730,000 and unconsummated acquisition costs for several strategic transactions pursued during 2013 totaled $1.3 million for the year ended December 31, 2013. Deposit insurance premiums and regulatory assessments for the year ended December 31, 2013 decreased by $3.0 million, or 67.6 percent, to $1.4 million, compared to $4.4 million for the year ended December 31, 2012, due primarily to the lower assessment rates for the FDIC insurance on deposits resulting from our improved overall financial conditions. The largest component of noninterest expense for the year ended December 31, 2013 was salaries and employee benefits, which represented 49.5 percent of total noninterest expense for the year ended December 31, 2013. Salaries and employee benefits increased $1.2 million, or 3.6 percent, to $35.1 million, compared to $33.9 million for the year ended December 31, 2012, due mainly to an annual salary increase, an increase in the average number of employees, and additional share-based compensation reflecting stock options and restricted stock awards granted.

Income Taxes

For the year ended December 31, 2014 and 2013, provision for income taxes were $22.9 million and $22.8 million, respectively, and, for the year ended December 31, 2012, benefit for income taxes was $46.7 million. As of December 31, 2014, 2013 and 2012, the Company’s net deferred tax assets of $70.2 million, $51.9 million and $51.0 million, respectively, which were primarily the result of allowance for loan losses and net operating loss carryforwards, partially offset by state taxes. For the year ended December 31, 2012, the Company recorded a net valuation allowance release of $62.6 million based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

Income taxes are discussed in more detail in “Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies” and “Note 12 — Income Taxes” presented elsewhere herein.

Financial Condition

Investment Portfolio

Investment securities are classified as held to maturity, available for sale, or trading in accordance with GAAP. Those securities that we have the ability and the intent to hold to maturity are classified as “held to maturity.” All other securities are classified either as “available for sale” or “trading.” There were no held to maturity or trading securities as of December 31, 2014, 2013 and 2012. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, and available for sale and trading securities are stated at fair value. The composition of our investment portfolio reflects our investment strategy of providing a relatively stable source of interest income while maintaining an appropriate level of liquidity. Our investment portfolio also provides a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits.

As of December 31, 2014, our investment portfolio was composed primarily of mortgage-backed securities, collateralized mortgage obligations and U.S. government agency securities. Most of the investment securities carried fixed interest rates. Other than holdings of U.S. government agency securities, there were no investments in securities of any one issuer exceeding 10 percent of stockholders’ equity as of December 31, 2014, 2013 and 2012.

The following table summarizes the amortized cost, fair value and distribution of investment securities as of the dates indicated:

	December 31, 2014			December 31, 2013			December 31, 2012
		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
	Amortized	Fair	Gain	Amortized	Fair	Gain	Amortized	Fair	Gain
	Cost	Value	(Loss)	Cost	Value	(Loss)	Cost	Value	(Loss)
	(In thousands)
Securities available for sale:
Mortgage-backed securities (1) (2)	$571,678	$573,286	$1,608	$222,768	$217,059	$(5,709)	$157,185	$160,326	$3,141
Collateralized mortgage obligations (1)	188,704	188,047	(657)	130,636	127,693	(2,943)	98,821	100,487	1,666
U.S. government agency securities	129,857	128,207	(1,650)	90,852	83,536	(7,316)	92,990	93,118	128
SBA loan pool securities	109,983	109,447	(536)	13,857	13,937	80	14,104	14,026	(78)
Municipal bonds-tax exempt	4,319	4,390	71	33,361	32,354	(1,007)	12,209	12,812	603
Municipal bonds-taxable	16,615	16,922	307	21,013	20,835	(178)	44,248	46,142	1,894
Corporate bonds	17,018	16,948	(70)	19,998	19,997	(1)	20,470	20,400	(70)
U.S. treasury securities	163	163	—	13,598	12,629	(969)	—	—	—
Other securities	22,916	22,893	(23)	3,030	2,886	(144)	3,331	3,357	26
Equity security	450	414	(36)	—	—	—	354	392	38

Total securities available for sale:	$1,061,703	$1,060,717	$(986)	$549,113	$530,926	$(18,187)	$443,712	$451,060	$7,348

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities.
(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages

As of December 31, 2014, securities available for sale increased 99.8 percent to $1.06 billion, compared to $530.9 million as of December 31, 2013, due mainly to a $663.5 investment securities acquired in the acquisition of CBI. As of December 31, 2014, securities available for sale had a net unrealized loss of $986,000, comprised of $4.0 million of unrealized gains and $5.0 million of unrealized losses. As of December 31, 2013, securities available for sale had a net unrealized loss of $18.2 million, comprised of $782,000 of unrealized gains and $19.0 million of unrealized losses.

The following table summarizes the contractual maturity schedule for investment securities, at amortized cost, and their weighted-average yield as of December 31, 2014:

			After One Year But		After Five Years But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(In thousands)
Securities available for sale:
Mortgage-backed securities	$31	—	$2,629	0.51%	$188,256	2.04%	$380,762	1.97%	$571,678	1.99%
Collateralized mortgage obligations	67	2.48%	17,465	1.38%	86,690	1.97%	84,482	1.92%	188,704	1.89%
U.S. government agency securities	5,000	0.10%	37,116	1.36%	78,753	1.97%	8,988	2.04%	129,857	1.73%
SBA loan pool securities	—	—	—	—	34,121	1.21%	75,862	1.06%	109,983	1.11%
Municipal bonds-tax exempt (1)	700	—	722	1.84%	2,897	2.27%	—	—	4,319	1.83%
Municipal bonds-taxable	—	—	2,444	3.23%	11,831	4.01%	2,340	4.17%	16,615	3.92%
Corporate bonds	11,993	1.15%	5,025	0.71%	—	—	—	—	17,018	1.02%
U.S. treasury securities	—	—	163	1.19%	—	—	—	—	163	1.19%
Other securities	—	—	—	—	—	—	22,916	2.24%	22,916	2.24%
Equity security	—	—	—	—	—	—	450	—	450	—

Total securities available for sale:	$17,791	0.81%	$65,564	1.36%	$402,548	2.00%	$575,800	1.86%	$1,061,703	1.87%

(1)	The yield on municipal bonds has been computed on a federal tax-equivalent basis of 35% and a zero coupon tax credit municipal bond of $700,000 matures within one year.

Loan Portfolio

Real estate loans are extended to finance the purchase and/or improvement of commercial real estate and residential property. The properties are investor-owned or user-occupied purposes. Underwriting guidelines include, among other things, an appraisal in conformity with the USPAP, limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. Commercial and industrial loans include term loans, revolving lines of credit and international loans. Commercial term loans typically have a maturity schedule ranging from three to seven years and are extended to finance the purchase of business entities, business equipment, leasehold improvements or for permanent working capital. Commercial lines of credit and international loans, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing.

The following sets forth the amount of total loans outstanding in each category as of the dates indicated, excluding loans held for sale:

	As of December 31,
	2014
		Acquired CBI	Acquired CBI	Acquired
	Legacy Loans	Non-PCI Loans	PCI Loans	Loan Total	Total	2013	2012
	(In thousands)
Real estate loans:
Commercial property
Retail	$641,272	$33,800	$8,535	$42,335	$683,607	$543,619	$456,266
Hotel/motel	363,578	90,921	7,682	98,603	462,181	322,927	315,161
Gas station	293,827	68,413	7,745	76,158	369,985	292,557	259,901
Other	826,944	15,182	5,796	20,978	847,922	731,617	655,352
Construction	8,968	549	—	549	9,517	—	—
Residential property	118,592	2,340	14,371	16,711	135,303	79,078	101,778

Total real estate loans	2,253,181	211,205	44,129	255,334	2,508,515	1,969,798	1,788,458
Commercial and industrial loans:
Commercial term	111,658	4,415	327	4,742	116,400	124,391	134,466
Commercial lines of credit	91,808	2,052	—	2,052	93,860	71,042	54,739
International loans	38,929	—	—	—	38,929	36,353	34,221

Total commercial and industrial loans	242,395	6,467	327	6,794	249,189	231,786	223,426
Consumer loans (1)	26,458	1,054	45	1,099	27,557	32,505	36,676

Total gross loans	2,522,034	218,726	44,501	263,227	2,785,261	2,234,089	2,048,560
Allowance for loans losses	(51,640)	—	(1,026)	(1,026)	(52,666)	(57,555)	(63,305)
Deferred loan costs	3,237	—	—	—	3,237	964	796

Loans receivable, net	$2,473,631	$218,726	$43,475	$262,201	$2,735,832	$2,177,498	$1,986,051

(1)	Consumer loans include home equity lines of credit

As of December 31, 2014, 2013 and 2012, loans receivable (excluding loans held for sale), net of deferred loan costs, discounts and allowance for loan losses, totaled $2.74 billion, $2.18 billion and $1.99 billion, respectively, representing an increase of $558.4 million, or 25.6 percent in 2014, and $191.4 million, or 9.6 percent in 2013. The $558.3 million increase in loans in 2014 compared to 2013 was attributable primarily to $297.3 million of loans acquired in the acquisition of CBI and purchased loans of $111.8 million.

During the year ended December 31, 2014, total loan disbursement consisted of $437.3 million in commercial real estate loans, $64.2 million in SBA loans, $109.0 million in commercial and industrial loans and $4.4 million in consumer loans. The increase was offset by $42.5 million of transfers to loans held for sale, $7.1 million of gross charge-offs and $417.8 million of pay-offs and other net amortizations.

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

	As of December 31,
	2014	2013	2012
Real estate loans:
Commercial property
Retail	24.5%	24.3%	22.3%
Hotel/motel	16.6%	14.5%	15.4%
Gas station	13.3%	13.1%	12.7%
Other	30.4%	32.7%	32.0%
Construction	0.3%	0.0%	0.0%
Residential property	4.9%	3.5%	4.9%

Total real estate loans	90.0%	88.1%	87.3%
Commercial and industrial loans:
Commercial term	4.2%	5.6%	6.6%
Commercial lines of credit	3.4%	3.2%	2.7%
International loans	1.4%	1.6%	1.7%

Total commercial and industrial loans	9.0%	10.4%	11.0%
Consumer loans	1.0%	1.5%	1.7%

Total gross loans	100.0%	100.0%	100.0%

The table below shows the maturity distribution of outstanding loans as of December 31, 2014. In addition, the table shows the distribution of such loans between those with floating or variable interest rates and those with fixed or predetermined interest rates. The table includes nonaccrual loans of $25.3 million.

	Within One Year	After One Year but Within Five Years	After Five Years	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$89,824	$265,460	$328,323	$683,607
Hotel/motel	33,001	172,572	256,608	462,181
Gas station	49,036	112,194	208,755	369,985
Other	60,250	380,838	406,834	847,922
Construction	2,684	6,833	—	9,517
Residential property	14,633	4,503	116,167	135,303

Total real estate loans	249,428	942,400	1,316,687	2,508,515
Commercial and industrial loans:
Commercial term	12,570	49,227	54,603	116,400
Commercial lines of credit	91,144	2,716	—	93,860
International loans	38,929	—	—	38,929

Total commercial and industrial loans	142,643	51,943	54,603	249,189
Consumer loans	2,042	2,186	23,329	27,557

Total gross loans	$394,113	$996,529	$1,394,619	$2,785,261

Loans with predetermined interest rates	$79,665	$383,964	$63,764	$527,393
Loans with variable interest rates	$314,448	$612,565	$1,330,855	$2,257,868

As of December 31, 2014, the loan portfolio included the following concentrations of loans to one type of industry that were greater than 10 percent of total gross loans outstanding:

Industry	Balance as of December 31, 2014	Percentage of Gross Loans Outstanding
	(In thousands)
Lessor of nonresidential buildings	$779,106	28.0%
Hospitality	$467,451	16.8%
Gas station	$373,048	13.4%

There was no other concentration of loans to any one type of industry exceeding 10 percent of total gross loans outstanding.

Nonperforming Assets

Nonperforming loans (excluding PCI loans) consist of loans on nonaccrual status and loans 90 days or more past due and still accruing interest. Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”). Non-purchased credit impaired (“Non-PCI”) loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. However, in certain instances, we may place a particular loan on nonaccrual status earlier, depending upon the individual circumstances surrounding the loan’s delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Nonaccrual assets may be restored to accrual status when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for nonaccrual. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Except for nonperforming loans set forth below, management is not aware of any loans as of December 31, 2014 and December 31, 2013 for which known credit problems of the borrower would cause serious doubts as to the ability of such borrowers to comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. Management cannot, however, predict the extent to which a deterioration in general economic conditions, real estate values, increases in general rates of interest, or changes in the financial condition or business of borrower may adversely affect a borrower’s ability to pay.

The following table provides information with respect to the components of nonperforming assets (excluding PCI loans) as of the dates indicated:

	2014	2013	2012
	(In thousands)
Nonperforming Non-PCI loans:
Real estate loans:
Commercial property
Retail	$2,160	$2,946	$3,292
Hotel/motel	3,835	5,200	4,097
Gas station	3,478	2,492	1,809
Other	4,961	4,808	8,937
Residential property	1,588	1,365	1,270
Commercial and industrial loans:
Commercial term	7,052	7,146	14,594
Commercial lines of credit	466	423	1,521
Consumer loans	1,742	1,497	1,759

Total nonperforming NON-PCI loans	25,282	25,877	37,279
Loans 90 days or more past due and still accruing	—	—	—

Total nonperforming Non-PCI loans (1)	25,282	25,877	37,279
Other real estate owned	15,790	756	774

Total nonperforming assets	$41,072	$26,633	$38,053

Nonperforming Non-PCI loans as a percentage of gross loans	0.91%	1.16%	1.82%
Nonperforming assets as a percentage of assets	0.97%	0.87%	1.32%
Total debt restructured performing loans	$13,817	$19,417	$16,980

(1)	Include troubled debt restructured nonperforming loans of $12.5 million, $10.5 million and $18.8 million as of December 31, 2014, 2013 and 2012, respectively.

Nonaccrual Non-PCI loans totaled $25.3 million, $25.9 million and $37.3 million as of December 31, 2014, 2013 and 2012, respectively, representing a decrease of $595,000, or 2.3 percent, in 2014 and a decrease of $11.4 million, or 30.6 percent in 2013. There were no PCI loans on nonaccrual as of December 31, 2014. Delinquent Non-PCI loans (defined as 30 days or more past due) were $24.3 million, $16.3 million and $17.0 million as of December 31, 2014, 2013 and 2012, respectively, representing an increase of $8.0 million, or 49.3 percent, in 2014 and a decrease of $678,000, or 4.0 percent, in 2013. The increase in 2014 was due primarily to delinquent loans of $7.9 million in acquired loans from CBI. As of December 31, 2014, 2013 and 2012, delinquent loans of $11.7 million, $12.2 million and $14.1 million, respectively were included in nonperforming loans. During the year ended December 31, 2014, loans totaling $18.9 million were placed on nonaccrual status. The additions to nonaccrual loans were offset by $10.0 million in principal paydowns and payoffs, $6.5 million in charge-offs and $1.9 million in upgrades to accrual.

The ratio of nonperforming Non-PCI loans to gross loans decreased to 0.91 percent at December 31, 2014 from 1.16 percent and 1.82 percent at December 31, 2013 and 2012, respectively. Of the $25.3 million nonperforming Non-PCI loans as of December 31, 2014, $21.9 million were impaired based on the definition contained in FASB ASC 310, Receivables, which resulted in aggregate impairment reserves of $3.9 million. The allowance for collateral-dependent loans is calculated as the difference between the outstanding loan balance and the value of the collateral as determined by recent appraisals less estimated costs to sell. The allowance for collateral-dependent loans varies from loan to loan based on the collateral coverage of the loan at the time of designation as nonperforming. We continue to monitor the collateral coverage, based on recent appraisals, on these loans on a quarterly basis and adjust the allowance accordingly.

As of December 31, 2014, OREOs consisted of twenty-five properties with a combined carrying value of $15.8 million. Of the $15.8 million, $15.3 million were OREOs as loans acquired in the CBI acquisition that were foreclosed subsequent to the acquisition date. As of December 31, 2013 and 2012, there were three OREOs with a combined carrying value of $756,000 and a valuation adjustment of $56,000 and two OREOs with a combined carrying value of $774,000 and no valuation adjustment.

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

The following table provides information on impaired loans (excluding PCI loans) as of the dates indicated:

	As of December 31,
	2014		2013		2012
	Recorded Investment	Percentage	Recorded Investment	Percentage	Recorded Investment	Percentage
	(In thousands)
Real estate loans:
Commercial property
Retail	$4,436	9.7%	$6,244	11.8%	$5,438	9.9%
Hotel/motel	5,835	12.7%	6,200	11.7%	6,056	11.1%
Gas station	8,974	19.6%	9,389	17.7%	8,844	16.2%
Other	10,125	22.1%	11,451	21.6%	12,690	23.2%
Residential property	3,127	6.8%	2,678	4.9%	3,265	5.9%
Commercial and industrial loans:
Commercial term	7,614	16.6%	13,834	26.1%	15,278	27.9%
Commercial lines of credit	466	1.0%	614	1.2%	1,521	2.8%
International loans	3,546	7.7%	1,087	2.0%	—	0.0%
Consumer loans	1,742	3.8%	1,569	3.0%	1,652	3.0%

Total Non-PCI loans	$45,865	100.0%	$53,066	100.0%	$54,744	100.0%

Total impaired loans totaled $45.9 million, $53.1 million and $54.7 million as of December 31, 2014, 2013 and 2012, respectively, representing a decrease of $7.2 million, or 13.6 percent, in 2014 and a decrease of $1.7 million, or 3.1 percent, in 2013. Accordingly, specific reserve allocations associated with impaired loans decreased by $1.2 million, or 18.9 percent, to $5.2 million as of December 31, 2014, as compared to $6.5 million as of December 31, 2013.

During the year ended December 31, 2014, 2013 and 2012, interest income that would have been recognized had impaired loans performed in accordance with their original terms totaled $4.5 million, $4.5 million and $5.9 million, respectively. Of these amounts, actual interest recognized on impaired loans was $3.2 million, $3.7 million and $4.5 million for the year ended December 31, 2014, 2013 and 2012, respectively.

The following table provides information on troubled debt restructuring (“TDR”) loans (excluding PCI loans) as of dates indicated:

	As of December 31,
	2014			2013			2012
	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total	Nonaccrual TDRs	Accrual TDRs	Total
	(In thousands)
Real estate loans:
Commercial property
Retail	$2,032	$306	$2,338	$750	$474	$1,224	$3,097	$1,022	$4,119
Hotel/motel	1,062	1,807	2,869	2,030	1,000	3,030	2,271	2,287	4,558
Gas station	1,075	2,335	3,410	2,020	2,974	4,994	1,348	3,038	4,386
Other	2,898	4,497	7,395	2,237	6,236	8,473	2,644	4,523	7,167
Residential property	742	308	1,050	795	—	795	827	572	1,399
Commercial and industrial loans:					—
Commercial term	4,050	2,208	6,258	2,531	7,306	9,837	7,478	5,538	13,016
Commercial lines of credit	466	2,156	2,622	173	191	364	1,104	—	1,104
International loans	—	200	200	—	1,087	1,087	—	—	—
Consumer loans	131	—	131	—	149	149	—	—	—

Total Non-PCI loans	$12,456	$13,817	$26,273	$10,536	$19,417	$29,953	$18,769	$16,980	$35,749

For the year ended December 31, 2014, we restructured monthly payments for 17 loans, with a net carrying value of $9.8 million at the time of modification, which we subsequently classified as TDRs. Temporary payment structure modifications included, but were not limited to, extending the maturity date, reducing the amount of principal and/or interest due monthly, and/or allowing for interest only monthly payments for six months or less.

As of December 31, 2014, TDRs on accrual status totaled $13.8 million, all of which were temporary interest rate and payment reductions or extensions of maturity, and an $844,000 reserve relating to these loans was included in the allowance for loan losses. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms is probable. As of December 31, 2014, TDRs on nonaccrual status totaled $12.5 million, and a $2.0 million reserve relating to these loans was included in the allowance for loan losses.

As of December 31, 2013 and 2012, TDRs on accrual status totaled $19.4 million and $17.0 million, respectively, all of which were temporary interest rate and payment reductions or extensions of maturity, and a $1.4 million and $1.5 million reserve, relating to these loans was included in the allowance for loan losses. As of December 31, 2013 and 2012, restructured loans on nonaccrual status totaled $10.5 million and $18.8 million, respectively, and a $1.4 million and $2.1 million reserve relating to these loans was included in the allowance for loan losses.

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

In the second quarter of 2013, management evaluated the eight quarter look-back period, which was reduced from twelve quarter look-back period, and restored the twelve quarter look-back period in order to capture a period of higher losses that would have otherwise been excluded. Risk factor calculations are weighted at 50.0 percent for the most recent four quarters, 33.0 percent for the next four quarters, and 17.0 percent for the oldest four quarters. In the first quarter of 2014, management reevaluated the look-back period and extended the periods to sixteen quarters to continue capturing a period of higher losses that would have been dropped off and to reflect potential losses in our current credit portfolio. Risk factor calculations are weighted at 46.0 percent for the first four quarters, 31.0 percent for the second four quarters, 15.0 percent for the third four quarters, and 8.0 percent for the last four quarters. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter.

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans, as well as three homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. As 3 homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The following table reflects our allocation of allowance for loan losses by loan category as well as the loans receivable for each loan type:

	As of December 31,
	2014			2013			2012
	Allowance		Non-PCI	Allowance		Non-PCI	Allowance		Non-PCI
	Amount	Percentage	Loans	Amount	Percentage	Loans	Amount	Percentage	Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$9,798	19.0%	$675,072	$9,504	16.5%	$543,619	$8,306	13.1%	$456,266
Hotel/motel	9,524	18.4%	454,499	8,580	14.9%	322,927	11,787	18.6%	315,161
Gas station	5,433	10.5%	362,240	6,921	12.0%	292,557	7,326	11.6%	259,901
Other	14,668	28.4%	842,126	17,839	31.0%	731,617	20,983	33.1%	655,352
Construction	1,143	2.2%	9,517	—	0.0%	—	—	0.0%	—
Residential property	628	1.3%	120,932	706	1.3%	79,078	1,071	1.7%	101,778

Total real estate loans	41,194	79.8%	2,464,386	43,550	75.7%	1,969,798	49,473	78.1%	1,788,458
Commercial and industrial loans:								0.0%
Commercial term	6,232	12.1%	116,073	8,523	14.8%	124,391	8,088	12.8%	134,466
Commercial lines of credit	2,228	4.3%	93,860	2,342	4.1%	71,042	2,259	3.6%	54,739
International loans	683	1.3%	38,929	422	0.7%	36,353	288	0.5%	34,221

Total commercial and industrial loans	9,143	17.7%	248,862	11,287	19.6%	231,786	10,635	16.9%	223,426
Consumer loans	220	0.4%	27,512	1,427	2.5%	32,505	2,280	3.6%	36,676
Unallocated	1,083	2.1%	—	1,291	2.2%	—	917	1.4%	—

Total	$51,640	100.0%	$2,740,760	$57,555	100.0%	$2,234,089	$63,305	100.0%	$2,048,560

	As of December 31,
	2014			2013			2012
	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans	Allowance Amount	Percentage	PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$401	39.1%	$8,535	$—	—	$—	$—	—	$—
Hotel/motel	99	9.6%	7,682	—	—	—	—	—	—
Gas station	302	29.4%	7,745	—	—	—	—	—	—
Other	65	6.3%	5,796	—	—	—	—	—	—
Residential property	28	2.8%	14,371	—	—	—	—	—	—

Total real estate loans	895	87.2%	44,129	—	—	—	—	—	—
Commercial and industrial loans:								—
Commercial term	131	12.8%	327	—	—	—	—	—	—
Consumer loans	—	0.0%	45	—	—	—	—	—	—

Total	$1,026	100.0%	$44,501	$—	—	$—	$—	—	$—

The following table sets forth certain information regarding our allowance for loan losses and allowance for off-balance sheet items for the periods presented. Allowance for off-balance sheet items is determined by applying reserve factors according to loan pool and grade as well as actual current commitment usage figures by loan type to existing contingent liabilities.

	As of and for the Year Ended December 31,
	2014
	Non-PCI Loans	PCI Loans	Total	2013	2012
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$57,555	$—	$57,555	$63,305	$89,936
Actual charge-offs	(6,992)	—	(6,992)	(11,862)	(38,227)
Recoveries on loans previously charged off	8,361	—	8,361	5,536	4,439

Net loan recoveries (charge-offs)	1,369	—	1,369	(6,326)	(33,788)
(Negative provision) provision charged to operating expense	(7,284)	1,026	(6,258)	576	7,157

Balance at end of period	$51,640	$1,026	$52,666	$57,555	$63,305

Allowance for off-balance sheet items:
Balance at beginning of period	$1,248	$—	$1,248	$1,824	$2,981
Provision (negative provision) charged to operating expense	118	—	118	(576)	(1,157)

Balance at end of period	$1,366	$—	$1,366	$1,248	$1,824

Ratios:
Net loan (recoveries) charge-offs to average gross loans	-0.06%	0.00%	-0.06%	0.29%	1.70%
Net loan (recoveries) charge-offs to gross loans	-0.05%	0.00%	-0.05%	0.28%	1.65%
Allowance for loan losses to average gross loans	2.13%	5.25%	2.16%	2.67%	3.18%
Allowance for loan losses to gross loans	1.88%	2.31%	1.89%	2.58%	3.09%
Net loan (recoveries) charge-offs to allowance for loan losses	-2.65%	0.00%	-2.60%	10.99%	53.37%
Allowance for loan losses to nonperforming loans	204.26%	0.00%	0.00%	222.42%	169.81%
Balance:
Average gross loans during period	$2,421,156	$19,526	$2,440,682	$2,156,626	$1,993,367
Gross loans at end of period	$2,740,760	$44,501	$2,785,261	$2,234,089	$2,048,560
Nonperforming loans at end of period	$25,282	$—	$25,282	$25,877	$37,279

Allowance for loan losses totaled $52.7 million, $57.6 million and $63.3 million, respectively, as of December 31, 2014, 2013 and 2012, representing a decrease of $4.9 million, or 8.5 percent, in 2014 and a decrease of $5.8 million, or 9.1 percent, in 2013. Allowance for loan losses as a percentage of gross loans decreased to 1.89 percent as of December 31, 2014 from 2.58 percent as of December 31, 2013. The decrease in allowance for loan losses as of December 31, 2014 was due primarily to improvements in historical loss rates and classified loans. Due to these factors, the general loan reserves as of December 31, 2014 decreased by $6.9 million, or 41.5 percent, to $9.7 million, as compared to $16.5 million as of December 31, 2013 and the impairment loss reserve as of December 31, 2014 decreased by $1.2 million, or 18.9 percent, to $5.25 million, as compared to $6.5 million as of December 31, 2013. The decrease in allowance for loan losses was mainly offset by an increase of $2.4 million in qualitative adjustment.

An allowance for off-balance sheet exposure, primarily unfunded loan commitments, as of December 31, 2014, 2013 and 2012 totaled $1.4 million, $1.2 million and $1.8 million, respectively, representing an increase of $118,000, or 9.5 percent, in 2014 and a decrease of $576,000, or 31.6 percent, in 2013. The Bank closely monitors the borrower’s repayment capabilities, while funding existing commitments to ensure losses are minimized. Based on management’s evaluation and analysis of portfolio credit quality and prevailing economic conditions, we believe these reserves are adequate for losses inherent in the loan portfolio and off-balance sheet exposure as of December 31, 2014.

The following table presents a summary of net recoveries (charge-offs) by the loan portfolio:

	2014			2013			2012
	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)	Charge-offs	Recoveries	Net Recoveries (Charge-offs)
	(In thousands)
Real estate loans:
Commercial property
Retail	$—	$33	$33	$(400)	$191	$(209)	$(2,861)	$16	$(2,845)
Hotel/motel	(2,345)	990	(1,355)	(465)	—	(465)	(7,983)	15	(7,968)
Gas station	(209)	90	(119)	(80)	651	571	(6,713)	3	(6,710)
Other	(455)	3,235	2,780	(3,668)	1,242	(2,426)	(8,572)	962	(7,610)
Construction	—	—	—	—	850	850	(1,974)	—	(1,974)
Residential property	—	—	—	—	—	—	(883)	1	(882)
Commercial and industrial loans
Commercial term	(3,384)	2,333	(1,051)	(6,473)	1,953	(4,520)	(8,090)	2,963	(5,127)
Commercial lines of credit	(497)	565	68	(509)	473	(36)	(203)	373	170
International loans		903	903	—	7	7	—	9	9
Consumer loans	(102)	212	110	(267)	169	(98)	(948)	97	(851)

Total Non-PCI loans	$(6,992)	$8,361	$1,369	$(11,862)	$5,536	$(6,326)	$(38,227)	$4,439	$(33,788)

For the year ended December 31, 2014, total charge-offs were $7.0 million, a decrease of $4.9 million, or 41.1 percent, from $11.9 million for the same period in 2013, and total recoveries were $8.4 million, an increase of $2.8 million, or 51.0 percent, from $5.5 million for the same period in 2013. For the year ended December 31, 2014, net recoveries were $1.4 million, compared to net charge-offs of $5.5 million for the same period in 2013.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	As of December 31,
	2014		2013		2012
	Balance	Percent	Balance	Percent	Balance	Percent
	(In thousands)
Demand – noninterest-bearing	$1,022,972	28.8%	$819,015	32.5%	$720,931	30.1%
Interest-bearing:
Savings	120,659	3.4%	115,371	4.6%	114,302	4.8%
Money market checking and NOW accounts	796,490	22.4%	574,334	22.9%	575,744	24.0%
Time deposits of $100,000 or more	910,340	25.6%	506,946	20.2%	616,187	25.7%
Other time deposits	706,285	19.9%	496,659	19.8%	368,799	15.4%

Total deposits	$3,556,746	100.0%	$2,512,325	100.0%	$2,395,963	100.0%

Total deposits were $3.56 billion, $2.51 billion and $2.40 billion as of December 31, 2014, 2013 and 2012, respectively, representing an increase of $1.04 billion, or 41.6 percent, in 2014 and an increase of $116.4 million, or 4.9 percent, in 2013. The increase in total deposits of 2014 was mainly attributable to increases in acquired deposits from CBI of $1.02 billion, consisting of $127.5 million noninterest-bearing demand deposits, $234.6 million savings and money market checking and $660.9 million time deposits.

Core deposits (defined as demand, savings, money market checking and NOW accounts and other time deposits) totaled $2.65 billion, $2.01 billion and $1.78 billion as of December 31, 2014, 2013 and 2012, representing an increase of $641.0 million, or 32.0 percent, in 2014 and $225.6 million, or 12.7 percent, in 2013. Time deposits of $100,000 or more totaled $910.3 million, $506.9 million and $616.2 million, respectively, representing an increase of $404.4, or 79.6 percent, in 2014 and a decrease of $109.2 million, or 17.7 percent, in 2013. Noninterest-bearing demand deposits represented 28.8 percent of total deposits at December 31, 2014, compared to 32.6 percent and 30.1 percent of total deposits at December 31, 2013 and 2012, respectively.

The following table shows the distribution of average deposits and the average rates paid for dates indicated:

	As of December 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(In thousands)
Demand – noninterest-bearing	$898,459	—	$740,445	—	$676,707	—
Interest-bearing:
Savings	116,254	1.42%	114,968	1.58%	110,349	1.95%
Money market checking and NOW accounts	653,793	0.49%	567,860	0.51%	529,976	0.58%
Time deposits of $100,000 or more	643,017	0.67%	546,588	0.75%	681,173	1.07%
Other time deposits	560,506	0.78%	421,387	0.92%	350,877	0.95%

Total deposits	$2,872,029	0.47%	$2,391,248	0.53%	$2,349,082	0.68%

Average deposits for the years ended December 31, 2014, 2013 and 2012 were $2.87 billion, $2.39 billion and $2.35 billion, respectively. Average deposits increased by 20.1 percent in 2014 and increased by 1.8 percent in 2013.

The following table summarizes the maturity of time deposits of $100,000 or more at December 31 for the years indicated:

	As of December 31,
	2014	2013	2012
	(In thousands)
Three months or less	$151,892	$152,967	$173,179
Over three months through six months	165,250	137,228	134,213
Over six months through twelve months	272,864	161,016	136,855
Over twelve months	320,334	55,735	171,940

	$910,340	$506,946	$616,187

Federal Home Loan Bank Advances

FHLB advances and other borrowings mostly take the form of advances from the FHLBSF and overnight federal funds. At December 31, 2014, advances from the FHLB were $150.0 million, an increase of $22.5 million from $127.5 million at December 31, 2013. At December 31, 2014, all FHLB advances have remaining maturities of less than one year, and the weighted-average interest rate at December 31, 2014 was 0.27 percent. See “Note 10 – FHLB Advances and Other Borrowings” for more details.

Interest Rate Risk Management

Interest rate risk indicates our exposure to market interest rate fluctuations. The movement of interest rates directly and inversely affects the economic value of fixed-rate assets, which is the present value of future cash flows discounted by the current interest rate; under the same conditions, the higher the current interest rate, the higher the denominator of discounting. Interest rate risk management is intended to decrease or increase the level of our exposure to market interest rates. The level of interest rate risk can be managed through such means as the changing of gap positions and the volume of fixed-rate assets. For successful management of interest rate risk, we use various methods to measure existing and future interest rate risk exposures, giving effect to historical attrition rates of core deposits. In addition to regular reports used in business operations, repricing gap analysis, stress testing and simulation modeling are the main measurement techniques used to quantify interest rate risk exposure.

The following table shows the status of our gap position as of December 31, 2014:

	Less Than Three Months	More Than Three Months But Less Than One Year	More Than One Year But Less Than Five Years	More Than Five Years	Non- Interest- Sensitive	Total
	(In thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$93,735	$93,735
Interest-bearing deposits in other banks	64,585	—	—	—	—	64,585
Investment securities:
Fixed rate	28,419	65,460	343,445	409,875	—	847,199
Floating rate	174,933	18,629	20,882	—	—	214,444
Fair value adjustments	—	—	—	—	(926)	(926)
Loans:
Fixed rate	112,368	117,300	404,187	31,677	—	665,532
Floating rate	836,712	336,919	931,835	39,920	—	2,145,386
Nonaccrual	—	—	—	—	25,282	25,282
Deferred loan costs, discount, and allowance for loan losses	—	—	—	—	(94,917)	(94,917)
Federal home loan bank and federal reserve bank stock	—	—	—	29,853	—	29,853
Other assets	—	48,866	—	21,255	172,149	242,270

Total assets	$1,217,017	$587,174	$1,700,349	$532,580	$195,323	$4,232,443

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand – noninterest-bearing	$—	$—	$—	$—	$1,022,972	$1,022,972
Savings	12,918	31,894	50,342	25,505	—	120,659
Money market checking and NOW accounts	53,136	116,468	342,747	284,139	—	796,490
Time deposits	275,153	790,617	542,588	8,267	—	1,616,625
Federal home loan bank advances	150,000	—	—	—	—	150,000
Other liabilities	—	—	—	—	72,310	72,310
Stockholders’ equity	—	—	—	—	453,387	453,387

Total liabilities and stockholders’ equity	$491,207	$938,979	$935,677	$317,911	$1,548,669	$4,232,443

Repricing gap	725,810	(351,805)	764,672	214,669	(1,353,346)
Cumulative repricing gap	725,810	374,005	1,138,677	1,353,346	—
Cumulative repricing gap as a percentage of assets	17.15%	8.84%	26.90%	31.98%	0.00%
Cumulative repricing gap as a percentage of interest-earning assets	18.29%	9.42%	28.69%	34.10%	0.00%
Interest-earning assets						$3,969,310

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

As of December 31, 2014, the cumulative repricing gap for the three-month period was at an asset-sensitive position of 18.29 percent of interest-earning assets, which decreased from 29.84 percent as of December 31, 2013. This decrease was due mainly to a $159.4 million decrease in floating rate loans, a $41.5 million decrease in interest-bearing deposits in other banks and a $47.7 million increase in money market checking and time deposits, mainly offset by a $119.9 million increase in fixed rate investment securities.

As of December 31, 2014, the cumulative repricing gap for the twelve-month period was at an asset-sensitive position of 9.42 percent of interest-earning assets, which decreased from 14.35 percent as of December 31, 2013. The decrease was due mainly to a $41.5 million decrease in interest-bearing deposits in other banks and a $155.1 million increase in time deposits, primarily offset by a $132.6 million increase in floating rate investment securities.

The following table summarizes the status of the cumulative gap position as of the dates indicated.

	Less Than Three Months		Less Than Twelve Months
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	(In thousands)
Cumulative repricing gap	$725,810	$859,764	$374,005	$413,479
Percentage of assets	17.15%	28.14%	8.84%	13.53%
Percentage of interest-earning assets	18.29%	29.84%	9.42%	14.35%

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

	Percentage Changes		Change in Amount
Change in Interest Rate	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
	(In thousands)
300%	10.05%	-10.25%	$13,451	$(48,707)
200%	6.72%	-7.62%	$8,995	$(36,198)
100%	3.39%	-3.99%	$4,542	$(18,933)
-100%	(1)	(1)	(1)	(1)

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

Capital Resources and Liquidity

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, the Board periodically assesses projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, earnings generated from operations, and access to capital from financial markets through the issuance of additional securities, including common stock or notes, to meet our capital needs.

At December 31, 2014, the Bank’s total risk-based capital ratio of 15.18 percent, Tier 1 risk-based capital ratio of 13.93 percent, and Tier 1 leverage capital ratio of 10.39 percent, placed the Bank in the “well capitalized” category, which is defined as institutions with total risk-based capital ratio equal to or greater than 10.00 percent, Tier 1 risk-based capital ratio equal to or greater than 6.00 percent, and Tier 1 leverage capital ratio equal to or greater than 5.00 percent.

For a discussion of recently implemented changes to the capital adequacy framework prompted by Basel III and the Dodd-Frank Wall Street Reform and Consumer Protection Act, see “Note 15 — Regulatory Matters” of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

For a discussion of off-balance sheet arrangements, see “Note 21 — Off-Balance Sheet Commitments” of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K and “Item 1. Business — Off-Balance Sheet Commitments” in this Annual Report on Form 10-K.

Contractual Obligations

Our contractual obligations, excluding accrued interest payments, as of December 31, 2014 are as follows:

	Less Than One Year	More Than One Year and Less Than Three Years	More Than Three Years and Less Than Five Years	More Than Five Years	Total
	(In thousands)
Time deposits	$1,069,291	$480,488	$66,846	$—	$1,616,625
Federal Home Loan Bank advances	150,000	—	—	—	150,000
Commitments to extend credit	309,584	—	—	—	309,584
Standby letter of credit	8,982	—	—	—	8,982
Operating lease obligations	6,778	9,171	3,611	2,246	21,806

Total	$1,544,635	$489,659	$70,457	$2,246	$2,106,997

Operating lease obligations represent the total minimum lease payments under non-cancelable operating leases with remaining terms of up to nine years.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures regarding market risks in the Bank’s portfolio, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management” and “—Capital Resources and Liquidity.”

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed as a part of this Report are set forth on pages 62 through 114.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2014, Hanmi Financial carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, under the supervision and with the participation of our senior management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer). The purpose of the disclosure controls and procedures is to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of Hanmi Financial’s internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Hanmi Financial’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Hanmi Financial acquired Central Bancorp, Inc. (“CBI”) on August 31, 2014. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, CBI’s internal control over financial reporting associated with total assets of approximately $345.0 million and total revenues (net interest income plus noninterest income) of approximately $11.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014.

Based on this assessment, management determined that, as of December 31, 2014, Hanmi Financial maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there has been no change in Hanmi Financial’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hanmi Financial’s internal control over financial reporting.

Attestation Report of the Company’s Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements of Hanmi Financial and its subsidiaries, has issued an audit report on Hanmi Financial’s internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hanmi Financial Corporation:

We have audited Hanmi Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.

The Company acquired Central Bancorp, Inc. (CBI) on August 31, 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, CBI’s internal control over financial reporting associated with total assets of $345.0 million and total revenues (net interest income plus noninterest income) of $11.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CBI.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 16, 2015

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the section of Hanmi Financial Corporation definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) entitled “Election of Directors” and the discussion in the 2015 Proxy Statement of the Code of Ethics and Business Conduct in the section entitled “Corporate Governance Principles and Board Matters.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the sections of the 2015 Proxy Statement entitled “Election of Directors, “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections of the 2015 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections of the 2015 Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the section of the 2015 Proxy Statement entitled “Ratification of the Selection of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements are listed in the Index to consolidated financial statements on page 62 of this Report.

(2)	All financial statement schedules have been omitted, as the required information is not applicable, not material or has been included in the notes to consolidated financial statements.

(3)	The exhibits required to be filed with this Report are listed in the exhibit index included herein at pages 113 – 114.

Hanmi Financial Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hanmi Financial Corporation:

We have audited the accompanying consolidated balance sheets of Hanmi Financial Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 16, 2015

Hanmi Financial Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$158,320	$179,357
Securities available for sale, at fair value (amortized cost of $1,061,703 as of December 31, 2014 and $549,113 as of December 31, 2013)	1,060,717	530,926
Loans held for sale, at the lower of cost or fair value	5,451	—
Loans receivable, net of allowance for loan losses of $52,666 as of December 31, 2014 and $57,555 as of December 31, 2013	2,735,832	2,177,498
Accrued interest receivable	9,749	7,055
Premises and equipment, net	30,912	14,221
Other real estate owned (“OREO”), net	15,790	756
Customers’ liability on acceptances	1,847	2,018
Servicing assets	13,773	6,833
Other intangible assets, net	2,080	1,171
Investment in Federal Home Loan Bank stock (“FHLB”), at cost	17,580	14,060
Investment in Federal Reserve Bank (“FRB”) stock, at cost	12,273	11,196
Deferred tax assets	70,150	51,888
Current tax assets	14,221	11,953
Bank-owned life insurance	48,866	29,699
Prepaid expenses	2,672	1,415
Other assets	32,210	14,333

Total assets	$4,232,443	$3,054,379

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$1,022,972	$819,015
Interest-bearing	2,533,774	1,693,310

Total deposits	3,556,746	2,512,325
Accrued interest payable	3,450	3,366
Bank’s liability on acceptances	1,847	2,018
FHLB advances	150,000	127,546
Servicing liabilities	5,971	106
FDIC loss sharing liability	2,074	—
Rescinded stock obligation	933	—
Subordinated debentures	18,544	—
Accrued expenses and other liabilities	39,491	8,941

Total liabilities	3,779,056	2,654,302

Stockholders’ equity:
Common stock, $0.001 par value; authorized 62,500,000 shares; issued 32,488,097 shares (31,910,203 shares outstanding) as of December 31, 2014 and 32,339,444 shares (31,761,550 shares outstanding) as of December 31, 2013	257	257
Additional paid-in capital	554,904	552,270
Accumulated other comprehensive income (loss), net of tax benefit of $1,432 as of December 31, 2014 and $8,791 as of December 31, 2013	463	(9,380)
Accumulated deficit	(32,379)	(73,212)
Less: treasury stock, at cost; 577,894 shares as of December 31, 2014 and December 31, 2013	(69,858)	(69,858)

Total stockholders’ equity	453,387	400,077

Total liabilities and stockholders’ equity	$4,232,443	$3,054,379

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$122,222	$108,804	$106,464
Taxable interest on investment securities	12,502	8,434	8,418
Tax-exempt interest on investment securities	136	283	394
Interest on term federal funds sold	—	—	706
Interest on federal funds sold	—	6	60
Interest on interest-bearing deposits in other banks	107	209	422
Dividends on FRB stock	698	754	609
Dividends on FHLB stock	1,069	650	209

Total interest and dividend income	136,734	119,140	117,282

Interest Expense:
Interest on deposits	13,560	12,678	15,877
Interest on FHLB advances	151	151	165
Interest on subordinated debentures	235	678	2,703
Interest on rescinded stock obligation	87	—	—

Total interest expense	14,033	13,507	18,745

Net interest income before provision for credit losses	122,701	105,633	98,537
(Negative provision) provision for credit losses	(6,140)	—	6,000

Net interest income after provision for credit losses	128,841	105,633	92,537

Noninterest Income:
Bargain purchase gain, net of deferred taxes	14,577	—	—
Service charges on deposit accounts	11,374	11,307	12,146
Remittance fees	1,873	2,036	1,976
Trade finance fees	1,220	1,064	1,140
Other service charges and fees	1,853	1,375	1,499
Bank-owned life insurance income	879	1,171	1,110
Gain on sale of SBA loans	3,494	8,000	9,923
Net loss on sales of other loans	—	(557)	(9,481)
Net gain on sales of investment securities	2,011	1,039	1,396
Other-than-temporary impairment loss on investment securities	—	—	(292)
Disposition gains on PCI loans	1,432	—	—
Other operating income	3,583	2,465	1,996

Total noninterest income	42,296	27,900	21,413

Noninterest Expense:
Salaries and employee benefits	50,177	35,129	33,898
Occupancy and equipment	12,295	10,017	10,177
Merger and integration costs	6,646	730	—
Unconsummated acquisition costs	—	1,331	—
Deposit insurance premiums and regulatory assessments	2,031	1,435	4,431
Data processing	6,080	4,582	4,909
Other real estate owned (income) expense	(49)	(59)	344
Professional fees	7,564	5,335	4,686
Directors and officers liability insurance	696	876	1,186
Supplies and communications	2,612	2,155	2,224
Advertising and promotion	3,435	3,411	3,236
Loan-related expense	521	396	527
Amortization of other intangible assets	133	—	34
Other operating expenses	6,412	5,679	4,959

Total noninterest expense	98,553	71,017	70,611

Income from continuing operations before provision for income taxes	72,584	62,516	43,339
Provision (benefit) for income taxes	22,379	22,732	(46,818)

Income from continuing operations, net of taxes	$50,205	$39,784	$90,157
Discontinued operations:
Income from operations of discontinued subsidiaries (including gain on disposal of $51 in the second quarter of 2014)	$37	$115	$287
Income tax expense	481	42	120

(Loss) income from discontinued operations	(444)	73	167
Net income	$49,761	$39,857	$90,324

Basic earnings per share:
Income from continuing operations, net of taxes	$1.58	$1.26	$2.86
(Loss) income from discontinued operations, net of taxes	(0.01)	—	0.01

Basic earnings per share	$1.57	$1.26	$2.87
Diluted earnings per share:
Income from continuing operations, net of taxes	$1.57	$1.26	$2.86
(Loss) income from discontinued operations, net of taxes	(0.01)	—	0.01

Diluted earnings per share	$1.56	$1.26	$2.87
Weighted-average shares outstanding:
Basic	31,696,100	31,598,913	31,475,510
Diluted	31,978,064	31,696,520	31,515,582

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$49,761	$39,857	$90,324
Other comprehensive income, net of tax
Unrealized gain (loss) on securities
Unrealized holding gain (loss) arising during period	19,213	(24,496)	2,369
Unrealized holding gain arising from the reclassification of held-to-maturity securities to available-for-sale securities	—	—	1,968
Less: reclassification adjustment for net gain included in net income	(2,011)	(1,039)	(1,104)
Unrealized gain on interest rate swap	—	—	9
Unrealized loss on interest-only strip of servicing assets	—	—	(4)
Income tax (expense) benefit related to items of other comprehensive income	(7,359)	10,737	(1,344)

Other comprehensive income (loss)	9,843	(14,798)	1,894

Comprehensive Income	$59,604	$25,059	$92,218

See Accompanying Notes to Consolidated Financial Statements.

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Equity
Balance at January 1, 2012	32,067,095	(577,894)	31,489,201	$257	$549,578	$3,524	$(197,893)	$(69,858)	$285,608
Adjustment for the cumulative effect on prior years of retrospectively applying the new method of accounting	—	—	—	—	—	—	(1,061)	—	(1,061)
Exercises of stock options	1,250	—	1,250	—	10	—	—	—	10
Exercises of stock warrants	8,089	—	8,089	—	—	—	—	—	—
Restricted stock awards, net of shares forfeited	(2,000)	—	(2,000)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	478	—	—	—	478
Comprehensive income:
Net income	—	—	—	—	—	—	90,324	—	90,324
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	1,894	—	—	1,894

Balance at December 31, 2012	32,074,434	(577,894)	31,496,540	$257	$550,066	$5,418	$(108,630)	$(69,858)	$377,253

Exercises of stock options	46,113	—	46,113	—	205	—	—	—	205
Exercises of stock warrants	106,315	—	106,315	—	1,294	—	—	—	1,294
Restricted stock awards, net of shares forfeited	112,582	—	112,582	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	705	—	—	—	705
Cash dividends declared	—	—	—	—	—	—	(4,439)	—	(4,439)
Comprehensive income:
Net income	—	—	—	—	—	—	39,857	—	39,857
Change in unrealized gain on securities available for sale and interest-only strips, net of income taxes	—	—	—	—	—	(14,798)	—	—	(14,798)

Balance at December 31, 2013	32,339,444	(577,894)	31,761,550	$257	$552,270	$(9,380)	$(73,212)	$(69,858)	$400,077

Exercises of stock options	37,569	—	37,569	—	467	—	—	—	467
Exercises of stock warrants	429	—	429	—	2	—	—	—	2
Restricted stock awards, net of shares forfeited	110,655	—	110,655	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,165	—	—	—	2,165
Cash dividends declared	—	—	—	—		—	(8,928)	—	(8,928)
Comprehensive income:
Net income	—	—	—	—	—	—	49,761	—	49,761
Change in unrealized loss on securities available for sale and interest-only strips, net of income taxes	—	—	—	—		9,843	—	—	9,843

Balance at December 31, 2014	32,488,097	(577,894)	31,910,203	$257	$554,904	$463	$(32,379)	$(69,858)	$453,387

See Accompanying Notes to Consolidated Financial Statements

Hanmi Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$49,761	39,857	$90,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,701	6,669	7,478
Share-based compensation expense	2,165	705	478
(Negative provision) provision for credit losses	(6,140)	—	6,000
Other-than-temporary loss on investment securities	—	—	292
Gain on sales of investment securities	(2,011)	(1,039)	(1,396)
(Gain) loss on sales of premises and equipment	—	(13)	5
Gain on bank-owned life insurance settlement	—	—	(163)
Gain on sales of loans	(3,494)	(7,443)	(4,188)
Disposition gains on PCI loans	(1,432)	—	—
Bargain purchase gain on acquisition	(14,577)	—	—
Loss (gain) on sales of other real estate owned	2	(71)	(10)
Loss on sales of subsidiaries	444	—	—
Valuation adjustment on other real estate owned	—	10	301
Valuation adjustment for loans held for sale	—	—	3,746
Origination of loans held for sale	(47,985)	(83,027)	(116,829)
Proceeds from sales of SBA loans guaranteed portion	46,829	105,006	126,777
Change in restricted cash	—	5,350	(3,532)
Change in accrued interest receivable	740	526	248
Change in FDIC loss sharing asset	13,487	—	—
Change in bank-owned life insurance	(879)	(1,171)	(947)
Change in prepaid expenses	(1,257)	669	(486)
Change in other assets	(7,456)	(4,854)	422
Change in deferred tax assets	(13,676)	8,418	(52,531)
Change in current tax assets	(2,268)	(2,923)	43
Change in accrued interest payable	(401)	(8,409)	(4,257)
Change in stock warrants payable	—	83	23
Change in other liabilities	4,914	2,375	1,029

Net cash provided by operating activities	25,467	60,718	52,827

Cash flows from investing activities:
Proceeds from matured term federal funds	—	—	270,000
Proceeds from redemption of FHLB and FRB stock	—	5,743	5,054
Proceeds from matured or called securities available for sale	101,713	65,574	150,113
Proceeds from sales of securities available for sale	169,533	78,473	102,538
Proceeds from matured or called securities held to maturity	—	—	6,704
Proceeds from sales of other real estate owned	20,200	784	749
Proceeds from sales of loans held for sale	—	5,380	97,915
Proceeds from insurance settlement on bank-owned life insurance	—	526	345
Cash acquired in acquisition, net of cash consideration paid	118,533	—	—
Net proceeds from sales of subsidiaries	398	—	—
Change in loans receivable	(153,138)	(207,999)	(160,403)
Purchases of term federal fund	—	—	(155,000)
Purchases of securities available for sale	(124,442)	(250,852)	(267,949)
Purchases of premises and equipment	(1,150)	(1,018)	(675)
Purchases of loans receivable	(111,846)	—	(82,885)
Purchases of FRB stock	(3,404)	(977)	(3,664)

Net cash provided by (used in) investing activities	16,397	(304,366)	(37,158)

Cash flows from financing activities:
Change in deposits	(54,576)	116,362	51,053
Change in short-term FHLB advances	14,865	125,000	—
Redemption of FHLB advances	(2,411)	(389)	(368)
Redemption of subordinated debentures	—	(82,406)	—
Redemption of rescinded stock obligation	(14,552)	—	—
Proceeds from exercise of stock options	467	525	10
Proceeds from exercise of stock warrants	—	305	—
Cash dividends paid	(6,694)	(4,439)	—

Net cash (used in) provided by financing activities	(62,901)	154,958	50,695

Net increase (decrease) in cash and cash equivalents	(21,037)	(88,690)	66,364
Cash and cash equivalents at beginning of year	179,357	268,047	201,683

Cash and cash equivalents at end of period	$158,320	$179,357	$268,047

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,434	$21,916	$23,002
Income taxes	$37,015	$15,110	$4,912
Non-cash activities:
Transfer of loans receivable to other real estate owned	$9,480	$1,612	$3,071
Transfer of loans receivable to loans held for sale	$—	$8,010	$95,611
Transfer of loans held for sale to loans receivable	$—	$2,534	$1,779
Reclassification of held-to-maturity securities to available for sale securities	$—	$—	$52,674
Note receivable from sale of insurance subsidiaries	$1,394	$—	$—
Conversion of stock warrants into common stock	$2	$987	$—
Income tax (expense) benefit related to items of other comprehensive income	$(7,359)	$10,737	$—
Change in unrealized (gain) loss in accumulated other comprehensive income	$(19,213)	$24,496	$—
Cash dividend declared	$(2,234)	$—	$—

See Accompanying Notes to Consolidated Financial Statements

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

On August 31, 2014, Hanmi Financial completed its acquisition of Central Bancorp, Inc., a Texas corporation (“CBI”) See “Note 2 — Acquisition.” During the second quarter of 2014, we sold two subsidiaries, Chun-Ha Insurance Services, Inc., a California corporation (“Chun-Ha”), and All World Insurance Services, Inc., a California corporation (“All World”). See “Note 4 — Sale of Insurance Subsidiaries and Discontinued Operations.”

The Bank is a community bank conducting general business banking, with its primary market encompassing the Korean-American community as well as other ethnic communities across California, Texas, Illinois, Virginia, New Jersey, and New York. The Bank’s full-service offices are located in markets where many of the businesses are run by immigrants and other minority groups. The Bank’s client base reflects the multi-ethnic composition of these communities. The Bank is a California state-chartered financial institution insured by the FDIC. As of December 31, 2014, the Bank maintained a network of 49 full-service branch offices in California, Texas, Illinois, Virginia, New Jersey and New York, and loan production offices in California, Colorado, Texas, Virginia, and Washington State.

Basis of Presentation

The accounting and reporting policies of Hanmi Financial and subsidiaries conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. The information set forth in the following notes is presented on a continuing operations basis, unless otherwise noted. The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hanmi Financial and our wholly-owned subsidiary, the Bank. In addition, the accounts of Chun-Ha and All World are included for all periods presented through the date of sale, June 30, 2014. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas where estimates are made consist of the allowance for loan losses, other-than-temporary impairment, investment securities valuations, purchase credit impaired loans, the fair values of assets and liabilities acquired in a business combination and income taxes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks, overnight federal funds sold and Treasury bills, all of which have original or purchased maturities of less than 90 days.

Investment Securities

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

For debt securities, the classification of OTTI depends on whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its cost basis, and on the nature of the impairment. If we intend to sell a security or if it is more likely than not that we will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. The cost basis of an other than temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value.

Loans Receivable

Originated loans: Loans are originated by the Company with the intent to hold them for investment and are stated at the principal amount outstanding, net of unearned income. Unearned income includes deferred unamortized nonrefundable loan fees and direct loan origination costs. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties.

Purchased loans: Purchased loans are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated for impairment as of the acquisition date and are accounted for as “acquired non-impaired” or “purchased credit impaired” loans.

Acquired non-impaired loans: Acquired non-impaired loans are those loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non-impaired loans, together with originated loans, are referred to as non-purchased credit impaired (“Non-PCI”) loans. Purchase discount or premium on acquired non-impaired loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.

Purchased credit impaired loans. Purchased credit impaired (“PCI”) loans are accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply PCI loan accounting when (i) we acquire loans deemed to be impaired, and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition.

For PCI loans, at the time of acquisition we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolios; such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield. If estimated cash flows are indeterminable, the recognition of interest income will cease to be recognized.

At acquisition, the Company may aggregate PCI loans into pools having common credit risk characteristics such as product type, geographic location and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

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

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans restructured with troubled borrowers where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are generally placed on nonaccrual status when they become 90 days past due unless management believes the loan is adequately collateralized and in the process of collection. Additionally, the Bank may place loans that are not 90 days past due on nonaccrual status, if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

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

Allowance for Loan Losses on Non-PCI Loans

Management believes the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions. Our lending is concentrated generally in commercial, consumer, construction and real estate loans primarily in California, Illinois, and Texas.

Provisions to allowance for loan losses are made quarterly to recognize probable loan losses. The quarterly provision is based on the allowance need, which is determined through analysis involving quantitative calculations based on historic loss rates for general reserves and individual impairment calculations for specific allocations to impaired loans as well as qualitative adjustments.

In the first quarter of 2010, the look-back period was reduced from twelve quarters to eight quarters, with 60 percent weighting given to the most recent four quarters and 40 percent to the oldest four quarters, to place greater emphasis on losses taken by the Bank during the economic downturn. In the second quarter of 2013, management reevaluated the look-back period and restored the twelve quarter look-back period, with 50 percent weighting given to the most recent four quarters, 33 percent to the next four quarters and 17 percent to the oldest four quarters, in order to capture a period of higher losses that would have otherwise been excluded. In the first quarter of 2014, management again evaluated the look-back period and extended the periods to sixteen quarters to continue capturing a period of higher losses that would have been dropped off and to reflect potential losses in our current credit portfolio. Risk factor calculations are weighted at 46.0 percent for the first four quarters, 31.0 percent for the second four quarters, 15.0 percent for the third four quarters, and 8.0 percent for the last four quarters. The change in methodology maintained the Bank’s allowance at a level consistent with the prior quarter.

To determine general reserve requirements, existing loans are divided into 11 general loan pools of risk-rated loans as well as three homogenous loan pools. For risk-rated loans, migration analysis allocates historical losses by loan pool and risk grade to determine risk factors for potential loss inherent in the current outstanding loan portfolio. As 3 homogeneous loans are bulk graded, the risk grade is not factored into the historical loss analysis. In addition, specific reserves are allocated for loans deemed “impaired.”

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

The Bank follows the “Interagency Policy Statement on the Allowance for Loan and Lease Losses” and, as an integral part of the quarterly credit review process, the allowance for loan losses and allowance for off-balance sheet items are reviewed for adequacy. The California Department of Business Oversight and/or the Board of Governors of the Federal Reserve System (“Federal Reserve”) require the Bank to recognize additions to the allowance for loan losses based upon their assessment of the information available to them at the time of their examinations.

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

For a real estate loan, including commercial term loans secured by collateral, any impaired portion is considered as loss if the loan is more than 90 days past due. In a case where the fair value of collateral is less than the loan balance and the borrower has no other assets or income to support repayment, the amount of the deficiency is considered a loss and charged off.

For a commercial and industrial loan other than those secured by real estate, if the borrower is in the process of a bankruptcy filing in which the Bank is an unsecured creditor or deemed virtually unsecured by lack of collateral equity or lien position and the borrower has no realizable equity in assets and prospects for recovery are negligible, the loan is considered a loss and charged off. Additionally, a commercial and industrial unsecured loan that is more than 120 days past due is considered a loss and charged off.

For an unsecured consumer loan where a borrower files for bankruptcy, the loan is considered a loss within 60 days of receipt of notification of filing from the bankruptcy court. Other consumer loans are considered a loss if they are more than 90 days past due. Other events, such as bankruptcy, fraud, or death result in charge offs being recorded in an earlier period.

Allowance for Loan Losses on PCI Loans

The PCI loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings. For PCI loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or increases in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a negative provision for credit losses on such loans.

Impaired Loans

Loans are identified and classified as impaired when it is probable that not all amounts, including principal and interest, will be collected in accordance with the contractual terms of the loan agreement. The Bank will consider the following loans as impaired: nonaccrual loans or loans where principal or interest payments have been contractually past due for 90 days or more, unless the loan is both well-collateralized and in the process of collection; loans classified as troubled debt restructuring loans.

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

Troubled Debt Restructuring

A loan is identified as a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulties and, for economic or legal reasons related to these difficulties, the Bank grants a concession to the borrower in the restructuring that it would not otherwise consider. The Bank has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. TDRs are reviewed for potential impairment. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can perform under the restructured terms. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan. Loans classified as TDRs are reported as impaired loans.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

Buildings and improvements	10 to 30 years
Furniture and equipment	3 to 10 years
Leasehold improvements	Term of lease or useful life, whichever is shorter
Software	3 years

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

Other Real Estate Owned

Assets acquired through loan foreclosure are recorded at the lower of cost or fair value less estimated costs to sell when acquired. If fair value declines subsequent to foreclosure, valuation impairment is recorded through expense. Operating costs after acquisition are expensed.

Servicing Assets and Servicing liabilities

Servicing assets and servicing liabilities are initially recorded at fair value in accordance with the provisions of FASB ASC 860, “Transfers and Servicing.” The fair values of servicing assets and servicing liabilities represent either the price paid if purchased, or the allocated carrying amounts based on relative values when retained in a sale. Servicing assets and servicing liabilities are amortized in proportion to, and over the period of, estimated net servicing income. The fair value of servicing assets and servicing liabilities are determined based on the present value of estimated net future cash flows related to contractually specified servicing fees and costs.

The servicing assets and servicing liabilities are recorded based on the present value of the contractually specified servicing fee, net of adequate compensation, for the estimated life of the loan, using a discount rate and a constant prepayment rate. Management periodically evaluates the servicing assets and servicing liabilities for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

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

Other Intangible Assets

Other intangible assets consist of acquired intangible assets arising from acquisitions, including core deposit intangibles, trade names, client/insured relationships and carrier relationships. The acquired intangible assets were initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives.

As required by FASB ASC 350, other intangible assets are assessed for impairment or recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco and is required to own common stock in the FHLB based upon the Bank’s balance of outstanding FHLB advances. FHLB stock is carried at cost and may be sold back to the FHLB at its carrying value. FHLB stock is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends received are reported as dividend income.

Federal Reserve Bank Stock

The Bank is a member of the Federal Reserve Bank (“FRB”) of San Francisco and is required to maintain stock in the FRB based on a specified ratio relative to the Bank’s capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. FRB stock is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends received are reported as dividend income.

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

Affordable Housing Investments

The Bank has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout California. The partnership interests are accounted for utilizing the proportional amortization method with amortization expense and tax benefits recognized through the income tax provision in accordance with ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects.

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

Business Combinations

Business combinations completed after January 1, 2009, are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

Recently Issued Accounting Standards

FASB ASU 2014-17, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17 to future change-in-control events. The Company did not make an election to apply FASB ASU 2014-17 for the acquisition of CBI, which has no impact on our financial condition or result of operations.

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

Note 2 — Acquisition

Acquisition of Central Bancorp, Inc.

On August 31, 2014, Hanmi Financial completed its acquisition of CBI, the parent company of United Central Bank (“UCB”). In the merger with CBI, each share of CBI common stock was exchanged for $17.64 per share or $50 million in the aggregate. In addition, Hanmi Financial paid $28.7 million to redeem CBI preferred stock immediately prior to the consummation of the merger. The merger consideration was funded from consolidated cash of Hanmi Financial. At August 31, 2014, CBI had total assets, liabilities and equity of $1.27 billion, $1.17 billion and $93.3 million, respectively. Total loans and deposits were $297.3 million and $1.1 billion, respectively, at August 31, 2014.

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

The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of acquisition date. The Company made significant estimates and exercised significant judgment in estimating the fair values and accounting for such acquired assets and assumed liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The fair values are based on provisional valuation estimates of the fair values of the acquired assets and assumed liabilities. The valuation of acquired loans, income taxes and the core deposit intangibles are based on a preliminary estimate and are subject to change as the provisional amounts are finalized. Such changes to the preliminary estimates during the measurement period are recorded as retrospective adjustments to the consolidated financial statements. During the measurement period, the Company identified retrospective adjustments to certain of the provisional amounts recorded that had the net effect of increasing the bargain purchase gain, net of deferred taxes by $8.0 million.

The following table presents the purchase price allocation reported as of the acquisition date, the retrospective adjustments recorded during the measurement period and the purchase price allocation as remeasured as of the acquisition date:

	As Reported	Retrospective Adjustments	As Remeasured
	(In thousands)
Consideration paid:
CBI stockholders	$50,000	$—	$50,000
Redemption of preferred and cumulative unpaid dividends	28,675	—	28,675
Accrued interest on subordinated debentures	1,566	(1,566)	—

	80,241	(1,566)	78,675
Assets acquired:
Cash and cash equivalents	197,209	—	197,209
Securities available for sale	663,497	—	663,497
Loans	294,032	3,240	297,272
Premises and equipment	17,735	190	17,925
Other real estate owned	28,027	(2,075)	25,952
Income tax assets, net	8,800	3,211	12,011
Core deposit intangible	2,213	—	2,213
FDIC loss sharing assets	9,692	1,721	11,413
Bank-owned life insurance	18,296	—	18,296
Servicing assets	—	7,497	7,497
Other assets	16,428	(1,792)	14,636

Total assets acquired	1,255,929	11,992	1,267,921
Liabilities assumed:
Deposits	1,098,997	—	1,098,997
Subordinated debentures	18,473	—	18,473
Rescinded stock obligation	15,720	(235)	15,485
FHLB advances	10,000	—	10,000
Servicing liabilities	—	6,039	6,039
Other liabilities	25,905	(230)	25,675

Total liabilities assumed	1,169,095	5,574	1,174,669

Total identifiable net assets	$86,834	$6,418	$93,252

Bargain purchase gain, net of deferred taxes	$6,593	$7,984	$14,577

The provisional application of the acquisition method of accounting resulted in a bargain purchase gain of $14.6 million. The operations of CBI are included in our operating results since the acquisition date through the year ended December 31, 2014. Acquisition-related costs of $6.6 million for the year ended December 31, 2014 were expensed as incurred as merger and integration costs. These expenses are comprised primarily of system conversion costs and professional fees. The $297.3 million estimated fair value of loans acquired from CBI was determined by utilizing a discounted cash flow methodology considering credit and interest rate risk. Cash flows were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a current market rate for similar loans. There was no carryover of CBI’s allowance for loan losses associated with the loans acquired as loans were initially recorded at fair value.

The following table summarizes the accretable yield on the PCI loans acquired from the CBI merger at August 31, 2014.

(In thousands)
Undiscounted contractual cash flows	$93,623
Nonaccretable discount	(17,421)

Undiscounted cash flow to be collected	76,202
Estimated fair value of PCI loans	65,346

Accretable yield	$10,856

The core deposit intangible (“CDI”) of $2.2 million was recognized for the core deposits acquired from CBI. The CDI is amortized over its useful life of approximately ten years on an accelerated basis and reviewed for impairment at least quarterly. The amortization expense for the year ended December 31, 2014 was $133,000.

The fair value of savings and transactional deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Expected cash flows were utilized for the fair value calculation of the certificates of deposit based on the contractual terms of the certificates of deposit and the cash flows were discounted based on a current market rate for certificates of deposit with corresponding maturities. The premium for certificates of deposit was $11.3 million with $2.3 million amortized for year ended December 31, 2014.

The fair value of subordinated debentures was determined by estimating projected future cash flows and discounting them at a market rate of interest. A discount of $8.3 million was recognized for subordinated debentures, which will be amortized over their contractual term. The amortization for the year ended December 31, 2014 was $71,000.

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

	Year Ended December 31,
	2014	2013
	(In thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$225,120	$206,258
Pro forma net income from continuing operations	$56,448	$40,170
Pro forma earnings per share from continuing operations:
Basic	$1.78	$1.27
Diluted	$1.77	$1.27

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

The cumulative effect of the retrospective application of this accounting principle as of January 1, 2012 was a negative $1.1 million. Net incomes for the years ended December 31, 2014 and 2013 decreased by $49,000 and $50,000, respectively, due to the change in accounting principle.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Balance Sheets, Statements of Income and Statement of Cash Flows for the respective periods:

Hanmi Financial Corporations and Subsidiaries

Consolidated Balance Sheet

	As of December 31, 2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Assets
Cash and cash equivalents	$179,357	$—	$179,357
Securities available for sale	530,926	—	530,926
Loans receivable	2,177,498	—	2,177,498
Deferred tax assets	51,767	121	51,888
Current tax assets	11,769	184	11,953
Other assets	104,222	(1,465)	102,757

Total assets	$3,055,539	$(1,160)	$3,054,379

Liabilities and stockholders’ equity
Liabilities	$2,654,302	$—	$2,654,302
Stockholders’ equity	401,237	(1,160)	400,077

Total liabilities and stockholders’ equity	$3,055,539	$(1,160)	$3,054,379

Hanmi Financial Corporations and Subsidiaries

Consolidated Statements of Income

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
For the Year Ended December 31, 2013
Interest and dividend income	$119,140	$—	$119,140
Interest expense	13,507	—	13,507

Net interest income	$105,633	$—	$105,633
Noninterest income	27,900	—	27,900
Noninterest expense	71,656	(639)	71,017

Income before provision for income taxes	$61,877	$639	$62,516
Provision for income taxes	22,044	688	22,732

Income from continuing operations	$39,833	$(49)	$39,784

Earnings per share from continuing operations
Basic	$1.26	$—	$1.26
Diluted	$1.26	$—	$1.26
For the Year Ended December 31, 2012
Interest and dividend income	$117,282	$—	$117,282
Interest expense	18,745	—	18,745
Provision for credit losses	6,000	—	6,000

Net interest income	$92,537	$—	$92,537
Noninterest income	21,413	—	21,413
Noninterest expense	71,231	(620)	70,611

Income before provision for income taxes	$42,719	$620	$43,339
(Benefit) provision for income taxes	(47,488)	670	(46,818)

Income from continuing operations	$90,207	$(50)	$90,157

Earnings per share from continuing operations
Basic	$2.87	$(0.01)	$2.86
Diluted	$2.86	$—	$2.86

Hanmi Financial Corporations and Subsidiaries

Consolidated Statement of Cash Flows

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
For the Year Ended December 31, 2013
Cash flows from operating activities:
Net income	$39,906	$(49)	$39,857
Total adjustment in net income	20,812	49	20,861

Net cash provided by operating activities	$60,718	$—	$60,718
Cash flows from investing activities:
Net cash used in investing activities	(304,366)	—	(304,366)
Cash flows from financing activities:
Net cash provided by financing activities	154,958	—	154,958

Net decrease in cash and cash equivalents	$(88,690)	$—	$(88,690)
Cash and cash equivalents at beginning of period	268,047	—	268,047

Cash and cash equivalents at end of period	$179,357	$—	$179,357

For the Year Ended December 31, 2012
Cash flows from operating activities:
Net income	$90,374	$(50)	$90,324
Total adjustment in net income	(37,547)	50	(37,497)

Net cash provided by operating activities	$52,827	$—	$52,827
Cash flows from investing activities:
Net cash used in investing activities	(37,158)	—	(37,158)
Cash flows from financing activities:
Net cash provided by financing activities	50,695	—	50,695

Net increase in cash and cash equivalents	$66,364	$—	$66,364
Cash and cash equivalents at beginning of period	201,683	—	201,683

Cash and cash equivalents at end of period	$268,047	$—	$268,047

The Bank determined that there were no events or changes in circumstances indicating that it is more likely than not that the carrying amount of the investment will not be realized. Therefore, no impairment was recognized as of December 31, 2014 or December 31, 2013. The investment in low income housing was $21.3 million and $3.0 million as of December, 2014 and 2013, respectively. The Bank’s unfunded commitments related to low income housing investments was $11.9 million as of December 31, 2014 and there were none as of December 31, 2013. The Bank recognized $1.6 million and $804,000 as a component of income tax expense for the year ended December 31, 2014 and 2013, respectively, and tax credits and other benefits received from the tax expenses were $1.6 million and $775,000 for the year ended December 31, 2014 and 2013, respectively.

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

Hanmi Financial completed the sale of its two insurance subsidiaries to Chunha Holding Corporation on June 30, 2014 when total assets and net assets of Chun-Ha and All World were $5.6 million and $3.3 million as of June 30, 2014, respectively. The total sales price was $3.5 million, of which $2.0 million was paid upon signing. The $2.0 million was reduced by $1.6 million cash and cash equivalents included in net assets of Chun-Ha and All World, resulting in $398,000 net cash proceeds. The remaining $1.5 million will be payable in three equal installments on each anniversary of the closing date through June 30, 2017.

The sale resulted in a $51,000 gain, offset by a $470,000 capital gain tax, a $14,000 operating losses and an $11,000 income tax expense. Consequently, the net loss from discontinued operations for the year ended December 31, 2014 was $444,000, or $0.01 per diluted share. For the year ended December 31, 2014, the discontinued operations generated noninterest income, primarily in the line item for insurance commissions, of $2.7 million and incurred noninterest expense of $2.7 million in various line items.

Summarized financial information for our discontinued operations related to Chun-Ha and All World are as follows:

	2014	2013	2012
	(In thousands)
Noninterest (loss) income	$(14)	$115	$287
Gain on disposal	51	—	—

Income before taxes	$37	$115	$287
Provision for income taxes	481	42	120

Net (loss) income from discontinued operations	$(444)	$73	$167

Total assets	$—	$5,944

Net assets of discontinued operations	$—	$2,469

Note 5 — Investment Securities

The following is a summary of investment securities available for sale as of December 31, 2014 and 2013:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
December 31, 2014
Mortgage-backed securities (1) (2)	$571,678	$2,811	$1,203	$573,286
Collateralized mortgage obligations (1)	188,704	417	1,074	188,047
U.S. government agency securities	129,857	172	1,822	128,207
SBA loan pool securities	109,983	52	588	109,447
Municipal bonds-tax exempt	4,319	71	—	4,390
Municipal bonds-taxable	16,615	398	91	16,922
Corporate bonds	17,018	2	72	16,948
U.S. treasury securities	163	—	—	163
Other securities	22,916	57	80	22,893
Equity securities	450	—	36	414

Total securities available for sale	$1,061,703	$3,980	$4,966	$1,060,717

December 31, 2013
Mortgage-backed securities (1)	$222,768	$317	$6,026	$217,059
Collateralized mortgage obligations (1)	130,636	274	3,217	127,693
U.S. government agency securities	90,852	—	7,316	83,536
Municipal bonds-tax exempt	13,857	110	30	13,937
Municipal bonds-taxable	33,361	73	1,080	32,354
Corporate bonds	21,013	8	186	20,835
U.S. treasury securities	19,998	—	1	19,997
SBA loan pool securities	13,598	—	969	12,629
Other securities	3,030	—	144	2,886

Total securities available for sale	$549,113	$782	$18,969	$530,926

(1)	Collateralized by residential mortgages and guaranteed by U.S. government sponsored entities
(2)	A portion of the mortgage-backed securities is comprised of home mortgage-backed securities backed by home equity conversion mortgages.

The amortized cost and estimated fair value of investment securities as of December 31, 2014, by contractual maturity, are shown below. Although mortgage-backed securities and collateralized mortgage obligations have contractual maturities through 2064, expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Within one year	$17,693	$17,636
Over one year through five years	45,470	45,450
Over five years through ten years	127,601	126,506
Over ten years	87,191	86,485
Mortgage-backed securities	571,678	573,286
Collateralized mortgage obligations	188,704	188,047
Other securities	22,916	22,893
Equity securities	450	414

Total	$1,061,703	$1,060,717

FASB ASC 320, “Investments – Debt and Equity Securities,” requires us to periodically evaluate our investments for other-than-temporary impairment (“OTTI”). There was no OTTI charge during the year ended December 31, 2014.

Gross unrealized losses on investment securities available for sale, the estimated fair value of the related securities and the number of securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows as of December 31, 2014 and 2013:

	Holding Period
	Less Than 12 Months			12 Months or More			Total
	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities	Gross Unrealized Loss	Estimated Fair Value	Number of Securities
	(In thousands, except number of securities)
December 31, 2014
Mortgage-backed securities	$288	$102,704	21	$915	$50,625	19	$1,203	$153,329	40
Collateralized mortgage obligations	350	78,191	21	724	33,308	13	1,074	111,499	34
U.S. government agency securities	—	5,000	1	1,822	73,142	26	1,822	78,142	27
SBA loan pool securities	155	85,062	15	433	11,975	4	588	97,037	19
Municipal bonds-taxable	—	—	—	91	5,538	5	91	5,538	5
Corporate bonds	4	5,021	1	68	7,925	2	72	12,946	3
Other securities	—	—	—	80	1,945	4	80	1,945	4
Equity Securities	36	214	1	—	—	—	36	214	1

Total	$833	$276,192	60	$4,133	$184,458	73	$4,966	$460,650	133

December 31, 2013
Mortgage-backed securities	$3,437	$170,324	51	$2,589	$30,947	12	$6,026	$201,271	63
Collateralized mortgage obligations	2,353	87,026	27	864	14,657	7	3,217	101,683	34
U.S. government agency securities	3,942	50,932	19	3,374	32,606	12	7,316	83,538	31
Municipal bonds-tax exempt	30	8,562	5	—	—	—	30	8,562	5
Municipal bonds-taxable	787	22,817	16	293	3,813	4	1,080	26,630	20
Corporate bonds	9	5,024	1	177	11,803	3	186	16,827	4
U.S. treasury bills	1	19,996	2	—	—	—	1	19,996	2
SBA loan pool securities	—	—	—	969	12,629	4	969	12,629	4
Other securities	48	1,957	3	96	929	3	144	2,886	6

Total	$10,607	$366,638	124	$8,362	$107,384	45	$18,969	$474,022	169

All individual securities that have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2014 and December 31, 2013 had investment grade ratings upon purchase. The issuers of these securities have not established any cause for default on these securities and the various rating agencies have reaffirmed these securities’ long-term investment grade status as of December 31, 2014 and December 31, 2013. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated.

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

The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell the investments before the recovery of its amortized cost basis. In addition, the unrealized losses on municipal and corporate bonds are not considered other-than-temporarily impaired, as the bonds are rated investment grade and there are no credit quality concerns with the issuers. Interest payments have been made as scheduled, and management believes this will continue in the future and that the bonds will be repaid in full as scheduled. Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of December 31, 2014 and December 31, 2013 were not other-than-temporarily impaired, and therefore, no impairment charges as of December 31, 2014 and December 31, 2013 were warranted.

Realized gains and losses on sales of investment securities and proceeds from sales of investment securities were as follows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Gross realized gains on sales of investment securities	$2,012	$1,602	$1,447
Gross realized losses on sales of investment securities	(1)	(563)	(51)

Net realized gains on sales of investment securities	$2,011	$1,039	$1,396

Proceeds from sales of investment securities	$169,533	$78,473	$102,538

For the year ended December 31, 2014, there was a $2.0 million net gain in earnings resulting from the redemption and sale of investment securities that had previously been recognized as net unrealized losses of $498,000 in comprehensive income. For the year ended December 31, 2013, there was a $1.0 million net gain in earnings resulting from the redemption and sale of investment securities that had previously been recorded as net unrealized gains of $3.3 million in comprehensive income.

Investment securities available for sale with market values of $76.2 million and $47.6 million as of December 31, 2014 and 2013, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

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

Loans Receivable

Loans receivable consisted of the following as of the dates indicated:

	December 31, 2014			December 31, 2013
	Non-PCI Loans	PCI Loans	Total
	(In thousands)
Real estate loans:
Commercial property (1)
Retail	$675,072	$8,535	$683,607	$543,619
Hotel/motel	454,499	7,682	462,181	322,927
Gas station	362,240	7,745	369,985	292,557
Other	842,126	5,796	847,922	731,617
Construction	9,517	—	9,517	—
Residential property	120,932	14,371	135,303	79,078

Total real estate loans	2,464,386	44,129	2,508,515	1,969,798
Commercial and industrial loans:
Commercial term	116,073	327	116,400	124,391
Commercial lines of credit	93,860	—	93,860	71,042
International loans	38,929	—	38,929	36,353

Total commercial and industrial loans	248,862	327	249,189	231,786
Consumer loans	27,512	45	27,557	32,505

Total gross loans	2,740,760	44,501	2,785,261	2,234,089
Allowance for loans losses	(51,640)	(1,026)	(52,666)	(57,555)
Deferred loan costs	3,237	—	3,237	964

Loans receivable, net	$2,692,357	$43,475	$2,735,832	$2,177,498

(1)	Includes owner-occupied property loans of $1.12 billion and $957.3 million as of December 31, 2014 and 2013, respectively.

Accrued interest on loans receivable was $6.4 million and $5.4 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, loans receivable totaling $840.0 million and $568.7 million, respectively, were pledged to secure advances from the FHLB and the FRB’s discount window.

The following table details the information on the sales and reclassifications of loans receivable to loans held for sale (excluding PCI loans) by portfolio segment for the years ended December 31, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Total Non-PCI
	(In thousands)
December 31, 2014
Balance at beginning of period	$—	$—	$—	$—
Origination of loans held for sale	38,379	9,606	—	47,985
Sales of loans held for sale	(34,994)	(7,418)	—	(42,412)
Principal payoffs and amortization	(62)	(60)	—	(122)

Balance at end of period	$3,323	$2,128	$—	$5,451

December 31, 2013
Balance at beginning of period	$7,977	$329	$—	$8,306
Origination of loans held for sale	77,295	5,732	—	83,027
Reclassification from loans receivable to loans held for sale	7,594	416	—	8,010
Reclassification from loans held for sale to loans receivable	(2,118)	(416)	—	(2,534)
Sales of loans held for sale	(90,706)	(6,048)	—	(96,754)
Principal payoffs and amortization	(42)	(13)	—	(55)

Balance at end of period	$—	$—	$—	$—

For the year ended December 31, 2014, there was no reclassification of loans receivable as loans held for sale, and loans held for sale of $42.4 million were sold. For the year ended December 31, 2013, loans receivable of $8.0 million were reclassified as loans held for sale, and loans held for sale of $96.8 million were sold.

Allowance for Loan Losses and Allowance for Off-Balance Sheet Items

Activity in the allowance for loan losses and allowance for off-balance sheet items was as follows for the periods indicated:

	As of and for the Year Ended December 31,
	2014
	Non-PCI Loans	PCI Loans	Total	2013	2012
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$57,555	$—	$57,555	$63,305	$89,936
Charge-offs	(6,992)	—	(6,992)	(11,862)	(38,227)
Recoveries on loans previously charged off	8,361	—	8,361	5,536	4,439

Net loan recoveries (charge-offs)	1,369	—	1,369	(6,326)	(33,788)
(Negative provision) provision charged to operating expense	(7,284)	1,026	(6,258)	576	7,157

Balance at end of period	$51,640	$1,026	$52,666	$57,555	$63,305

Allowance for off-balance sheet items:
Balance at beginning of period	$1,248	$—	$1,248	$1,824	$2,981
Provision (negative provision) charged to operating expense	118	—	118	(576)	(1,157)

Balance at end of period	$1,366	$—	$1,366	$1,248	$1,824

The allowance for off-balance sheet items is maintained at a level believed to be sufficient to absorb probable losses related to these unfunded credit facilities. The determination of the allowance adequacy is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. As of December 31, 2014 and 2013, the allowance for off-balance sheet items amounted $1.4 million and $1.2 million, respectively. Net adjustments to the allowance for off-balance sheet items are included in the provision for credit losses.

The following table details the information on the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013:

	Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2014
Allowance for loan losses on Non-PCI loans:
Beginning balance	$43,550	$11,287	$1,427	$1,291	$57,555
Charge-offs	(3,009)	(3,881)	(102)	—	(6,992)
Recoveries on loans previously charged off	4,348	3,801	212	—	8,361
(Negative provision) provision	(3,695)	(2,065)	(1,317)	(207)	(7,284)

Ending balance	$41,194	$9,142	$220	$1,084	$51,640

Ending balance: individually evaluated for impairment	$2,517	$2,729	$—	$—	$5,246

Ending balance: collectively evaluated for impairment	$38,677	$6,413	$220	$1,084	$46,394

Non-PCI loans receivable:
Ending balance	$2,464,386	$248,862	$27,512	$—	$2,740,760

Ending balance: individually evaluated for impairment	$32,497	$11,626	$1,742	$—	$45,865

Ending balance: collectively evaluated for impairment	$2,431,889	$237,236	$25,770	$—	$2,694,895

Allowance for loan losses on PCI loans:
Beginning balance	$—	$—	$—	$—	$—
Provision	895	131	—	—	1,026

Ending balance: acquired with deteriorated credit quality	$895	$131	$—	$—	$1,026

PCI loans receivable:
Ending balance: acquired with deteriorated credit quality	$44,129	$327	$45	$—	$44,501

December 31, 2013
Allowance for loan losses on Non-PCI loans:
Beginning balance	$49,472	$10,636	$2,280	$917	$63,305
Charge-offs	(4,614)	(6,981)	(267)	—	(11,862)
Recoveries on loans previously charged off	2,934	2,433	169	—	5,536
Provision (negative provision)	(4,242)	5,199	(755)	374	576

Ending balance	$43,550	$11,287	$1,427	$1,291	$57,555

Ending balance: individually evaluated for impairment	$2,048	$4,136	$284	$—	$6,468

Ending balance: collectively evaluated for impairment	$41,502	$7,151	$1,143	$1,291	$51,087

Non-PCI loans receivable:
Ending balance	$1,969,798	$231,786	$32,505	$—	$2,234,089

Ending balance: individually evaluated for impairment	$35,961	$15,536	$1,569	$—	$53,066

Ending balance: collectively evaluated for impairment	$1,933,837	$216,250	$30,936	$—	$2,181,023

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

Pass and Pass-Watch: Pass and Pass-Watch loans, grades (0-4), are in compliance with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weaknesses as defined under “Special Mention,” “Substandard” or “Doubtful.” This category is the strongest level of the Bank’s loan grading system. It consists of all performing loans with no identified credit weaknesses. It includes cash and stock/security secured loans or other investment grade loans.

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

As of December 31, 2014 and 2013, pass/pass-watch, special mention and classified (substandard and doubtful) loans (excluding PCI loans), disaggregated by loan class, were as follows:

	Pass/Pass-Watch	Special Mention	Classified	Total
	(In thousands)
December 31, 2014
Real estate loans:
Commercial property
Retail	$654,360	$18,013	$2,699	$675,072
Hotel/motel	397,437	46,365	10,697	454,499
Gas station	345,775	8,899	7,566	362,240
Other	822,037	9,543	10,546	842,126
Construction	9,517	—	—	9,517
Residential property	118,688	66	2,178	120,932
Commercial and industrial loans:
Commercial term	106,326	1,225	8,522	116,073
Commercial lines of credit	92,312	993	555	93,860
International loans	36,121	252	2,556	38,929
Consumer loans	25,313	131	2,068	27,512

Total Non-PCI loans	$2,607,886	$85,487	$47,387	$2,740,760

December 31, 2013
Real estate loans:
Commercial property
Retail	$531,014	$5,309	$7,296	$543,619
Hotel/motel	308,483	1,796	12,648	322,927
Gas station	279,636	3,104	9,817	292,557
Other	690,481	8,524	32,612	731,617
Residential property	77,422	—	1,656	79,078
Commercial and industrial loans:
Commercial term	107,712	2,007	14,672	124,391
Commercial lines of credit	69,823	—	1,219	71,042
International loans	35,777	576	—	36,353
Consumer loans	30,044	163	2,298	32,505

Total Non-PCI loans	$2,130,392	$21,479	$82,218	$2,234,089

The following is an aging analysis of gross loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Accruing 90 Days or More Past Due
	(In thousands)
December 31, 2014
Real estate loans:
Commercial property
Retail	$1,554	$281	$1,920	$3,755	$671,317	$675,072	$—
Hotel/motel	1,531	2,340	433	4,304	450,195	454,499	—
Gas station	2,991	1,113	353	4,457	357,783	362,240	—
Other	1,674	2,156	1,142	4,972	837,154	842,126	—
Construction	—	—	—	—	9,517	9,517	—
Residential property	167	—	687	854	120,078	120,932	—
Commercial and industrial loans:
Commercial term	1,107	490	2,847	4,444	111,629	116,073	—
Commercial lines of credit	—	—	227	227	93,633	93,860	—
International loans	200	—	—	200	38,729	38,929	—
Consumer loans	489	349	248	1,086	26,426	27,512	—

Total Non-PCI loans	$9,713	$6,729	$7,857	$24,299	$2,716,461	$2,740,760	$—

December 31, 2013
Real estate loans:
Commercial property
Retail	$202	$426	$2,196	$2,824	$540,794	$543,618	$—
Hotel/motel	1,087	—	1,532	2,619	320,308	322,927	—
Gas station	141	410	153	704	291,853	292,557	—
Other	423	2,036	839	3,298	728,320	731,618	—
Residential property	—	122	279	401	78,677	79,078	—
Commercial and industrial loans:
Commercial term	1,443	886	3,269	5,598	118,793	124,391	—
Commercial lines of credit	—	150	250	400	70,642	71,042	—
International loans	—	—	—	—	36,353	36,353	—
Consumer loans	311	42	77	430	32,075	32,505	—

Total Non-PCI loans	$3,607	$4,072	$8,595	$16,274	$2,217,815	$2,234,089	$—

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

The following table provides information on impaired loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	Recorded Investment	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Related Allowance	Average Recorded Investment	Interest Income Recognized
			(In thousands)
December 31, 2014
Real estate loans:
Commercial property
Retail	$4,436	$4,546	$1,938	$2,498	$220	$5,373	$251
Hotel/motel	5,835	6,426	4,581	1,254	1,828	4,583	398
Gas station	8,974	9,594	8,526	448	150	11,281	787
Other	10,125	11,591	8,890	1,235	319	10,579	885
Residential property	3,127	3,268	3,127	—	—	2,924	115
Commercial and industrial loans:
Commercial term	7,614	8,133	2,999	4,615	2,443	9,458	566
Commercial lines of credit	466	575	466	—	—	1,205	66
International loans	3,546	3,546	2,628	918	286	1,736	33
Consumer loans	1,742	1,907	1,742	—	—	1,651	59

Total Non-PCI loans	$45,865	$49,586	$34,897	$10,968	$5,246	$48,790	$3,160

December 31, 2013
Real estate loans:
Commercial property
Retail	$6,244	$6,332	$3,767	$2,477	$305	$4,342	$166
Hotel/motel	6,200	6,940	4,668	1,532	1,183	5,125	530
Gas station	9,389	9,884	8,592	797	209	8,939	756
Other	11,451	12,882	9,555	1,896	351	10,014	1,047
Residential property	2,678	2,773	2,678	—	—	2,941	117
Commercial and industrial loans:
Commercial term	13,834	14,308	2,929	10,905	3,806	13,083	968
Commercial lines of credit	614	686	173	441	252	1,008	54
International loans	1,087	1,087	286	801	78	1,284	—
Consumer loans	1,569	1,671	644	925	284	1,612	71

Total Non-PCI loans	$53,066	$56,563	$33,292	$19,774	$6,468	$48,348	$3,709

December 31, 2012
Real estate loans:
Commercial property
Retail	$5,438	$5,919	$4,948	$490	$94	$5,186	$309
Hotel/motel	6,056	6,790	1,943	4,113	1,115	5,384	566
Gas station	8,844	9,239	4,079	4,765	413	9,807	768
Other	12,690	15,487	7,801	4,889	1,141	13,172	1,348
Construction	—	—	—	—	—	6,012	209
Residential property	3,265	3,308	1,866	1,399	94	3,268	164
Commercial and industrial loans:
Commercial term	15,278	17,403	6,896	8,382	2,529	15,010	1,039
Commercial lines of credit	1,521	1,704	848	673	230	1,688	65
Consumer loans	1,652	1,711	449	1,203	615	1,205	73

Total Non-PCI loans	$54,744	$61,561	$28,830	$25,914	$6,231	$60,732	$4,541

The following is a summary of interest foregone on impaired loans (excluding PCI loans) for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Interest income that would have been recognized had impaired loans performed in accordance with their original terms	$4,468	$4,451	$5,887
Less: Interest income recognized on impaired loans	(3,160)	(3,708)	(4,541)

Interest foregone on impaired loans	$1,308	$743	$1,346

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

The following table details nonaccrual loans (excluding PCI loans), disaggregated by loan class, as of the dates indicated:

	As of December 31,
	2014	2013
	(In thousands)
Real estate loans:
Commercial property
Retail	$2,160	$2,946
Hotel/motel	3,835	5,200
Gas station	3,478	2,492
Other	4,961	4,808
Residential property	1,588	1,365
Commercial and industrial loans:
Commercial term	7,052	7,146
Commercial lines of credit	466	423
Consumer loans	1,742	1,497

Total nonaccrual Non-PCI loans	$25,282	$25,877

The following table details nonperforming assets (excluding PCI loans) as of the dates indicated:

	As of December 31,
	2014	2013
	(In thousands)
Nonaccrual Non-PCI loans	$25,282	$25,877
Loans 90 days or more past due and still accruing	—	—

Total nonperforming Non-PCI loans	25,282	25,877
Other real estate owned	15,790	756

Total nonperforming assets	$41,072	$26,633

As of December 31, 2014, OREOs consisted of twenty seven properties with a combined carrying value of $15.8 million. Of the $15.8 million, $15.3 million were OREOs as loans acquired in the CBI acquisition that were foreclosed subsequent to the acquisition date. As of December 31, 2013, there were three OREOs with a combined carrying value of $756,000 and a valuation adjustment of $56,000.

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

The following table details TDRs (excluding PCI loans), disaggregated by concession type and by loan type, as of December 31, 2014, 2013 and 2012:

	Nonaccrual TDRs					Accrual TDRs
	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total	Deferral of Principal	Deferral of Principal and Interest	Reduction of Principal and Interest	Extension of Maturity	Total
	(In thousands)
December 31, 2014
Real estate loans:
Commercial property
Retail	$—	$—	$—	$2,032	$2,032	$306	$—	$—	$—	$306
Hotel/motel	1,115	(53)	—	—	1,062	1,807	—	—	—	1,807
Gas station	1,075	—	—	—	1,075	2,335	—	—	—	2,335
Other	943	1,498	433	24	2,898	2,343	—	782	1,372	4,497
Residential property	742	—	—	—	742	—	—	—	308	308
Commercial and industrial loans:
Commercial term	14	(1)	2,556	1,481	4,050	57	226	567	1,358	2,208
Commercial lines of credit	227	—	126	113	466	2,156	—	—	—	2,156
International loans	—	—	—	—	—	—	—	200	—	200
Consumer loans	—	—	131	—	131	—	—	—	—	—

Total Non-PCI loans	$4,116	$1,444	$3,246	$3,650	$12,456	$9,004	$226	$1,549	$3,038	$13,817

December 31, 2013
Real estate loans:
Commercial property
Retail	$—	$—	$—	$750	$750	$—	$—	$—	$474	$474
Hotel/motel	1,272	758	—	—	2,030	1,000	—	—	—	1,000
Gas station	1,291	—	729	—	2,020	365	—	—	2,609	2,974
Other	403	1,279	555	—	2,237	2,956	—	1,253	2,027	6,236
Residential property	795	—	—	—	795	—	—	—	—	—
Commercial and industrial loans:
Commercial term	25	206	1,449	851	2,531	1,203	—	2,286	3,817	7,306
Commercial lines of credit	—	—	—	173	173	—	—	191	—	191
International loans	—	—	—	—	—	—	—	1,087	—	1,087
Consumer loans	—	—	—	—	—	—	—	149	—	149

Total Non-PCI loans	$3,786	$2,243	$2,733	$1,774	$10,536	$5,524	$—	$4,966	$8,927	$19,417

December 31, 2012
Real estate loans:
Commercial property
Retail	$2,018	$—	$—	$1,079	$3,097	$357	$—	$—	$665	$1,022
Hotel/motel	1,340	931	—	—	2,271	2,287	—	—	—	2,287
Gas station	1,348	—	—	—	1,348	372	—	—	2,666	3,038
Other	442	1,681	521	—	2,644	2,684	—	448	1,391	4,523
Residential property	827	—	—	—	827	—	572	—	—	572
Commercial and industrial loans:
Commercial term	—	676	5,387	1,415	7,478	1,088	—	1,190	3,260	5,538
Commercial lines of credit	673	—	188	243	1,104	—	—	—	—	—

Total Non-PCI loans	$6,648	$3,288	$6,096	$2,737	$18,769	$6,788	$572	$1,638	$7,982	$16,980

As of December 31, 2014, 2013 and 2012, total TDRs, excluding loans held for sale, were $26.3 million, $30.0 million and $35.7 million, respectively. A debt restructuring is considered a TDR if we grant a concession that we would not have otherwise considered to the borrower, for economic or legal reasons related to the borrower’s financial difficulties. Loans are considered to be TDRs if they were restructured through payment structure modifications such as reducing the amount of principal and interest due monthly and/or allowing for interest only monthly payments for six months or less. All TDRs are impaired and are individually evaluated for specific impairment using one of these three criteria: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral if the loan is collateral dependent.

At December 31, 2014, 2013 and 2012, TDRs, excluding loans held for sale, were subjected to specific impairment analysis, and $2.9 million, $2.8 million and $3.6 million, respectively, of reserves relating to these loans were included in the allowance for loan losses.

The following table details TDRs (excluding PCI loans), disaggregated by loan class, for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014			December 31, 2013			December 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
				(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail (1)	2	$2,205	$2,032	—	$—	$—	3	$1,068	$1,023
Hotel/motel (2)	1	832	821	1	1,000	1,000	3	2,402	2,305
Gas station (3)	1	2,040	1,979	3	903	819	2	1,839	1,720
Other (4)	3	1,422	1,352	4	1,853	1,796	6	4,386	4,176
Residential property (5)	1	317	308	—	—	—	—	—	—
Commercial and industrial loans:
Commercial term (6)	5	721	629	20	4,068	3,534	44	6,423	5,634
Commercial lines of credit (7)	3	2,366	2,509	2	220	191	1	202	188
International loans (8)	1	480	200	2	1,584	1,087	—	—	—
Consumer loans (9)	—	—	—	1	149	149	—	—	—

Total Non-PCI loans	17	$10,383	$9,830	33	$9,777	$8,576	59	$16,320	$15,046

(1)	Includes modifications of $2.0 million through payment deferrals for the year ended December 31, 2014, and modifications of $357,000 through a payment deferral and $665,000 through extensions of maturity for the year ended December 31, 2012.
(2)	Includes a modification of $821,000 through a payment deferral for the year ended December 31, 2014, a modification of $1.0 million through a payment deferral for the year ended December 31, 2013, and modifications of $2.3 million through payment deferrals and $18,000 through a reduction of principal or accrued interest for the year ended December 31, 2012.
(3)	Includes a modification of $2.0 million through a payment deferral for the year ended December 31, 2014, modifications of $90,000 through a payment deferral and $729,000 through reductions of principal or accrued interest for the year ended December 31, 2013, and modifications of $1.7 million through payment deferrals for the year ended December 31, 2012.
(4)	Includes modifications of $943,000 through a payment deferral, $385,000 through a reduction of principal or accrued interest and $24,000 through an extension of maturity for the year ended December 31, 2014, modifications of $365,000 through a payment deferral, $785,000 through reductions of principal or accrued interest and $645,000 through an extension of maturity for the year ended December 31, 2013, and modifications of $2.3 million through payments deferrals, $520,000 through reductions of principal or accrued interest and $1.4 million through an extension of maturities for the year ended December 31, 2012.
(5)	Includes a modification of $308,000 through an extension of maturity for the year ended December 31, 2014.
(6)	Includes modifications of $184,000 through reductions of principal or accrued interest and $445,000 through extensions of maturity for the year ended December 31, 2014, modifications of $386,000 through payment deferrals, $733,000 through reductions of principal or accrued interest and $2.5 million through extensions of maturity for the year ended December 31, 2013, and modifications of $1.0 million through payment deferrals, $968,000 through reductions of principal or accrued interest and $3.6 million through extensions of maturity for the year ended December 31, 2012.
(7)	Includes modifications of $2.4 million through payment deferrals and $126,000 through a reduction of principal or accrued interest for the year ended December 31, 2014, modifications of $191,000 through reductions of principal or accrued interest for the year ended December 31, 2013, and a modification of $188,000 through a reduction of principal or accrued interest for the year ended December 31, 2012.
(8)	Includes modifications of $200,000 through a reduction of principal or accrued interest for the year ended December 31, 2014, and modifications of $1.1 million through reductions of principal or accrued interest for the year ended December 31, 2013.
(9)	Includes a modification of $149,000 through a reduction of principal or accrued interest for the year ended December 31, 2012.

During the year ended December 31, 2014, we restructured monthly payments on 17 loans, with a net carrying value of $9.8 million as of December 31, 2014, through temporary payment structure modifications or re-amortization. For the restructured loans on accrual status, we determined that, based on the financial capabilities of the borrowers at the time of the loan restructuring and the borrowers’ past performance in the payment of debt service under the previous loan terms, performance and collection under the revised terms are probable.

The following table details TDRs (excluding PCI loans) that defaulted subsequent to the modifications occurring within the previous twelve months, disaggregated by loan class, for years ended December 31, 2014, 2013 and 2012, respectively:

	For the Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands, except number of loans)
Real estate loans:
Commercial property
Retail	1	$1,856	—	$—	—	$—
Gas station	—	—	1	90	—	—
Other	3	1,352	1	125	—	—
Commercial and industrial loans:
Commercial term	—	—	2	123	11	719
Commercial lines of credit	2	353	—	—	1	188

Total Non-PCI loans	6	$3,561	4	$338	12	$907

Purchased Credit Impaired Loans

As part of the acquisition of CBI, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table summarizes the changes in carrying value of PCI loans during the year ended December 31, 2014:

	Carrying	Accretable
	Amount	Yield
	(In thousands)
Balance at January 1, 2014	$—	$—
Additions from CBI acquisition at August 31, 2014	65,346	(10,856)
Accretion	1,448	1,448
Payments received	(17,803)	—
Disposal/transfers to OREO	(4,490)	—
Increase in expected cash flows, net	—	(1,617)
Provision for credit losses	(1,026)	—

Balance at December 31, 2014	$43,475	$(11,025)

As of December 31, 2014, pass/pass-watch, special mention and classified (substandard and doubtful) PCI loans, disaggregated by loan class, were as follows:

	As of December 31, 2014
					Allowance	Total
	Pass/Pass-Watch	Special Mention	Classified	Total	Amount	PCI Loans
	(In thousands)
Real estate loans:
Commercial property
Retail	$1,207	$219	$7,109	$8,535	$401	$8,134
Hotel/motel	—	—	7,682	7,682	99	7,583
Gas station	—	1,242	6,503	7,745	302	7,443
Other	—	—	5,796	5,796	65	5,731
Residential property	—	—	14,371	14,371	28	14,343
Commercial and industrial loans:
Commercial term	—	—	327	327	131	196
Consumer loans	—	—	45	45	—	45

Total PCI loans	$1,207	$1,461	$41,833	$44,501	$1,026	$43,475

Loans accounted for as PCI are generally considered accruing and performing loans as the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of December 31, 2014, we had no PCI loans on nonaccrual status and included in the delinquency table below.

The following table presents a summary of the borrowers’ underlying payment status of PCI loans as of the dates indicated:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	Allowance Amount	Total PCI Loans
	(In thousands)
December 31, 2014
Real estate loans:
Commercial property
Retail	$93	$287	$3,815	$4,195	$4,340	$8,535	$401	$8,134
Hotel/motel	312	—	2,490	2,802	4,880	7,682	99	7,583
Gas station	1,139	1,053	3,178	5,370	2,375	7,745	302	7,443
Other	—	—	5,235	5,235	561	5,796	65	5,731
Residential property	—	—	13,594	13,594	777	14,371	28	14,343
Commercial and industrial loans:
Commercial term	30	—	135	165	162	327	131	196
Consumer loans	—	17	28	45	—	45	—	45

Total PCI loans	$1,574	$1,357	$28,475	$31,406	$13,095	$44,501	$1,026	$43,475

Servicing Assets & Liabilities

The changes in servicing assets and liabilities for the years ended December 31, 2014 and 2013 were as follows:

	As of December 31,
	2014	2013
	(In thousands)
Servicing assets:
Balance at beginning of period	$6,833	$5,542
Additions from CBI acquisition	7,497	—
Addition related to sale of SBA loans	1,332	2,754
Amortization	(1,889)	(1,463)

Balance at end of period	$13,773	$6,833

Servicing liabilities:
Balance at beginning of period	$106	$120
Additions from CBI acquisition	6,039	—
Amortization	(174)	(14)

Balance at end of period	$5,971	$106

At December 31, 2014 and 2013, we serviced loans sold to unaffiliated parties in the amounts of $500.9 million and $350.0 million, respectively. These represented loans that have been sold for which the Bank continues to provide servicing. These loans are maintained off balance sheet and are not included in the loans receivable balance. All of the loans being serviced were SBA loans.

FDIC Loss Sharing Asset & Liability

The FDIC loss sharing asset related to the assumption of Single Family and Commercial Shared-Loss Agreement (“SLAs”) between CBI and the FDIC arising from the CBI’s acquisition of Mutual Bank. The loss sharing asset was measured at its fair value as of August 31, 2014 in conjunction with the acquisition of CBI. During the third quarter of 2014, the Bank submitted losses in excess of the stated reimbursement threshold of $611.0 million, increasing the reimbursable percentage to 95 from 80. The three-year recovery period on the Commercial Share-Loss Portfolio commenced on October 1, 2014. During this period, 95 percent of any recoveries of previously charged-off and reimbursed Commercial SLA loans need to be reimbursed to the FDIC, less any reasonable recovery costs incurred. As of December 31, 2014, the FDIC loss sharing liability was related to $2.1 million net payables to the FDIC, consisting of $3.3 million of the FDIC recoveries partially offset by $1.2 million of reimbursable expense owed to the Bank. Of the $2.1 million net payable to the FDIC, $102,000 was related to the Single Family SLA Portfolio.

Note 7 — Premises and Equipment

The following is a summary of the major components of premises and equipment:

	As of December 31,
	2014	2013
	(In thousands)
Land	$9,860	$6,120
Building and improvements	19,598	9,248
Furniture and equipment	17,902	15,654
Leasehold improvements	11,403	10,389
Software	862	862

	59,625	42,273
Accumulated depreciation and amortization	(28,713)	(28,052)

Total premises and equipment, net	$30,912	$14,221

Depreciation and amortization expense totaled $2.2 million, $1.9 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 8 — Other Intangible Assets

Other intangible assets were as follows for the periods indicated:

		December 31, 2014			December 31, 2013
		Gross		Net	Gross		Net
	Amortization Period	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount
				(In thousands)
Other intangible assets:
Core deposit intangible	10 years	$2,213	$(133)	$2,080	$—	$—	$—
Trade names	20 years	—	—	—	970	(338)	632
Client/insured relationships	10 years	—	—	—	770	(539)	231
Carrier relationships	15 years	—	—	—	580	(272)	308

Total other intangible assets		$2,213	$(133)	$2,080	$2,320	$(1,149)	$1,171

Intangible assets with carrying value of $1.1 million as of June 30, 2014 were written off as a result of the sale of insurance subsidiaries. The weighted-average amortization period for other intangible assets is 10.0 years. The total amortization expense for other intangible assets was $174,000 including $41,000 from discontinued operations, $164,000 and $198,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated future amortization expense related to other intangible assets for each of the next five years is as follows:

Year Ending December 31,	Amount
(In thousands)
2015	$379
2016	326
2017	281
2018	241
2019	207
Thereafter	646

Total	$2,080

As of December 31, 2014 and 2013, management was not aware of any circumstances that would indicate impairment of other intangible assets. There was no impairment charges related to other intangible asset recorded through earnings in 2014 or 2013.

Note 9 — Deposits

At December 31, 2014, the scheduled maturities of time deposits are as follows:

Year Ending December 31,	Time Deposits of $100,000 or More	Other Time Deposits	Total
	(In thousands)
2015	$590,006	$479,285	$1,069,291
2016	253,179	172,318	425,497
2017	30,951	24,040	54,991
2018	30,784	23,545	54,329
2019	5,420	7,097	12,517
Thereafter	—	—	—

Total	$910,340	$706,285	$1,616,625

A summary of interest expense on deposits was as follows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Savings	$1,646	$1,812	$2,152
Money market checking and NOW accounts	3,213	2,912	3,085
Time deposits of $100,000 or more	4,321	4,094	7,290
Other time deposits	4,380	3,860	3,350

Total interest expense on deposits	$13,560	$12,678	$15,877

Accrued interest payable on deposits totaled $3.5 million and $3.4 million at December 31, 2014 and 2013, respectively. Total deposits reclassified to loans due to overdrafts at December 31, 2014 and 2013 were $1.0 million and $1.1 million, respectively.

Note 10 — FHLB Advances and Other Borrowings

FHLB advances and other borrowings consisted of the following:

	As of December 31,
	2014	2013
	(In thousands)
FHLB advances	$150,000	$127,546

Total FHLB advances	$150,000	$127,546

FHLB advances represent collateralized obligations with the FHLB. The following is a summary of contractual maturities pertaining to FHLB advances:

		Weighted-
		Average
		Interest
Year of Maturity	Amount	Rate
	(In thousands)
2015	$150,000	0.27%

Total	$150,000	0.27%

The following is financial data pertaining to FHLB advances:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Weighted-average interest rate at end of year	0.27%	0.16%	5.27%
Weighted-average interest rate during the year	0.21%	2.28%	5.27%
Average balance of FHLB advances	$69,781	$6,573	$3,354
Maximum amount outstanding at any month-end	$150,000	$127,546	$3,273

We have pledged loans receivable with carrying values of $757.6 million as collateral with the FHLB for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is $649.5 million, of which $499.5 million remained available as of December 31, 2014. At December 31, 2014, we had $59.5 million available for use through the Fed Discount Window, as we pledged loans receivable with carrying values of $82.3 million, and there were no borrowings.

At December 31, 2014, advances from the FHLB were $150.0 million, an increase of $22.5 million from $127.5 million at December 31, 2013, and the FHLB advances were all overnight borrowings at December 31, 2014. For the years ended December 31, 2014, 2013 and 2012 interest expense on FHLB advances were $147,000, $151,000 and $165,000, respectively, and the weighted-average interest rates were 0.21 percent, 2.28 percent, and 5.27 percent, respectively.

Note 11 — Subordinated Debentures and Rescinded Stock Obligation

Subordinated Debentures

During the third quarter of 2014, the Company assumed CBI’s Junior Subordinated Deferrable Interest Debentures (“Subordinated Debentures”) with an unpaid principal balance of $26.8 million and an estimated fair value of $18.5 million. The $8.3 million discount will be amortized to interest expense over the remaining term. In December 2005, a trust was formed by CBI and issued $26.0 million Trust Preferred Securities (“TPS”) at 6.26 percent fixed rate for the first five years and a variable rate at the 3 month LIBOR plus 140 basis thereafter and invested the proceeds in Subordinated Debentures. The Subordinated Debentures will mature on December 31, 2035, however, the Bank may redeem the Subordinated Debentures at an earlier date if certain conditions are met. The TPS will be subject to mandatory redemption if the Subordinated Debentures are repaid by the Company. Interest is payable quarterly, and the Company has the option to defer interest payments on the Subordinated Debentures from time to time for a period not to exceed five consecutive years. The discount amortization was $71,000 for the year ended December 31, 2014.

Rescinded Stock Obligation

Hanmi Financial assumed a rescinded stock obligation of $15.5 million and related accrued interest payable of $4.5 million at the closing date. The obligation resulted from the issuance of CBI common shares that CBI was not legally authorized to issue in 2010 and 2009. Interest has been accrued on the obligation statutory at interest rates that vary from state to state. Hanmi Financial paid off $14.8 million of the obligation and $87,000 of interest expense was recorded for the year ended December 31, 2014, reflecting a weighted average rate of 6.79%. Rescinded stock obligation and accrued interest as of December 31, 2014 were $933,000 and $288,000, respectively.

Note 12 — Income Taxes

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Unrecognized tax benefits at beginning of year	$1,254	$1,254	$1,281
Gross increases for tax positions of prior years	676	—	14
Gross decreases for tax positions of prior years	(165)	—	—
Lapse of statute of limitations	—	—	(41)

Unrecognized tax benefits at end of year	$1,765	$1,254	$1,254

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $1.5 million, $1.0 million and $1.0 million as of December 31, 2014, 2013 and 2012, respectively.

For the year ended December 31, 2014, unrecognized tax benefits increased by $676,000 related to California Enterprise Zone interest deduction, offset by a $165,000 decrease in connection with the tax position taken on expense related to non-qualified stock option. For the year ended December 31, 2013, there was no addition in unrecognized tax benefit except increases in accrued interest. For the year ended December 31, 2012, unrecognized tax benefits decreased by $27,000 in connection with the tax position taken on expense related to prior business acquisition cost.

In 2014, 2013 and 2012, the Company accrued interest of $52,000, $45,000 and $41,000 for uncertain tax benefits, respectively. As of December 31, 2014, 2013 and 2012, the total amounts of accrued interest related to uncertain tax positions were $366,000, $403,000 and $360,000, respectively. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest and penalties are included within the related tax liability line on the Consolidated Balance Sheets.

Unrecognized tax benefits primarily include state exposures from California Enterprise Zone interest deductions and income tax treatment for prior business acquisition costs, and dividend income from FRB stock. We believe that it is reasonably possible that certain remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2015 because of a lapse of the statute of limitations. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

As of December 31, 2014, the Company was subject to examination by various federal and state tax authorities for the years ended December 31, 2004 through 2013. As of December 31, 2014, the Company was subjected to audit or examination by Internal Revenue Service for the 2009 tax year and California FTB for the 2008 and 2009 tax years. Management does not anticipate any material changes in our financial statements due to the result of the audits.

A summary of the provision (benefit) for income taxes was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current expense:
Federal	$21,037	$12,711	$5,680
State	5,753	463	35

Total current expense	26,790	13,174	5,715

Deferred expense:
Federal	(3,597)	8,197	(25,911)
State	(333)	1,401	(26,501)

Total deferred expense	(3,830)	9,598	(52,412)

Provision (benefit) for income taxes	$22,860	$22,772	$(46,697)

Deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Deferred tax assets:
Credit loss provision	$47,829	$27,607	$29,995
Depreciation	3,855	1,180	1,253
Net operating loss carryforward	33,659	31,140	33,875
Unrealized loss on securities available for sale, interest-only strips	287	7,641	—
Tax credit	6,777	5,661	5,426
Other	5,563	2,831	3,766

Total deferred tax assets	97,970	76,060	74,315

Deferred tax liabilities:
Mark to market	(7,040)	(10,112)	(5,562)
Purchase accounting	(3,981)	(3,083)	(3,217)
Unrealized gain on securities available for sale, interest-only strips	—	—	(3,096)
State taxes	(11,316)	(8,832)	(9,408)
Indemnified assets	(3,263)	—	—
Other	(2,220)	(2,145)	(1,963)

Total deferred tax liabilities	(27,820)	(24,172)	(23,247)

Valuation allowance	—	—	—

Net deferred tax assets	$70,150	$51,888	$51,069

As of December 31, 2014 net deferred tax assets, which were primarily the results of allowance for loan losses and net operating loss carryforwards, increased by $18.3 million due mainly to the acquisition of CBI. As of December 31, 2013, the Company’s net deferred tax assets were primarily the result of net operating loss carryforwards, allowance for loan losses and unrealized loss on securities available for sale. For the year ended December 31, 2012, the Company recorded a net valuation allowance release of $62.6 million based on management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of each reporting date, management considers the realization of deferred tax assets based on management’s judgment of various future events and uncertainties, including the timing and amount of future income, as well as the implementation of various tax planning strategies to maximize realization of deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized. As of December 31, 2014, management determined that no valuation allowance for deferred tax assets is required, as management believes it is more likely than not that deferred tax assets will be realized principally through future reversals of existing taxable temporary differences. Management further believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences.

As of December 31, 2014, the Company had net operating loss carryforwards of $20.9 million and $245.8 million for federal and state income tax purposes, respectively, which are available to offset future taxable income, if any, through 2033.

Reconciliation between the federal statutory income tax rate and the effective tax rate is shown in the following table:

	Year Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	35.00%	35.00%	35.00%
State taxes, net of federal tax benefits	5.86%	4.40%	0.11%
Tax-exempt municipal securities	-0.07%	-0.16%	-0.32%
Tax credit - federal	-2.27%	-1.88%	-2.90%
Bargain purchase gain	-7.03%	0.00%	0.00%
Other	-0.01%	-0.99%	-0.35%
Valuation allowance	0.00%	0.00%	-138.58%

Effective tax rate	31.48%	36.37%	-107.04%

Note 13 — Stockholders’ Equity

Stock Warrants

As part of an agreement dated as of July 27, 2010 with Cappello Capital Corp., the placement agent in connection with our best efforts offering and the financial advisor in connection with our completed rights offering, we issued warrants to purchase 250,000 shares of our common stock for services performed. The warrants have an exercise price of $9.60 per share. According to the agreement, the warrants vested on October 14, 2010 and are exercisable until their expiration on October 14, 2015. The Company followed the guidance of FASB ASC Topic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Stock, which established a framework for determining whether certain freestanding and embedded instruments are indexed to a company’s own stock for purposes of evaluation of the accounting for such instruments under existing accounting literature. Under GAAP, the issuer is required to measure the fair value of the equity instruments in the transaction as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete. The fair value of the warrants at the date of issuance totaling $2.0 million was recorded as a liability and a cost of equity, which was determined by the Black-Scholes option pricing model. The expected stock volatility was based on historical volatility of our common stock over the expected term of the warrants. We used a weighted average expected stock volatility of 111.46 percent. The expected life assumption was based on the contract term of five years. The dividend yield of zero was based on the fact that we had no intention to pay cash dividends for the term at the grant date. The risk free rate of 2.07 percent used for the warrants was equal to the zero coupon rate in effect at the time of the grant. During the year ended December 31, 2014, the remaining stock warrants were exercised and there were no outstanding stock warrants as of December 31, 2014. The fair value of stock warrants was $2,000 at December 31, 2013.

Note 14 — Accumulated Other Comprehensive Income

Activity in accumulated other comprehensive income for the year ended December 31, 2014 and 2013 was as follows:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Interest Rate Swap	Unrealized Gains and Losses on Interest-Only Strip	Tax Benefit (Expense)	Total
			(In thousands)
For the year ended December 31, 2014
Balance at beginning of period	$(18,187)	$—	$16	$8,791	$(9,380)
Other comprehensive income (loss) before reclassification	19,213	—	—	(7,359)	11,854
Reclassification from accumulated other comprehensive income	(2,011)	—	—	—	(2,011)

Period change	17,202	—	—	(7,359)	9,843

Balance at end of period	$(985)	$—	$16	$1,432	$463

For the year ended December 31, 2013
Balance at beginning of period	$7,348	$—	$16	$(1,946)	$5,418
Other comprehensive (loss) income before reclassification	(24,496)	—	—	10,737	(13,759)
Reclassification from accumulated other comprehensive income	(1,039)	—	—	—	(1,039)

Period change	(25,535)	—	—	10,737	(14,798)

Balance at end of period	$(18,187)	$—	$16	$8,791	$(9,380)

For the year ended December 31, 2012
Balance at beginning of period	$4,115	$(9)	$20	$(602)	$3,524
Other comprehensive (loss) income before reclassification	4,337	9	(4)	(1,344)	2,998
Reclassification from accumulated other comprehensive income	(1,104)	—	—	—	(1,104)

Period change	3,233	9	(4)	(1,344)	1,894

Balance at end of period	$7,348	$—	$16	$(1,946)	$5,418

For the year ended December 31, 2014, there was a $2.0 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $2.0 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities in noninterest income. The securities were previously recorded as unrealized losses of $498,000 in accumulated other comprehensive income.

For the year ended December 31, 2013, there was a $1.0 million reclassification from accumulated other comprehensive income to gains in earnings resulting from the redemption and sale of available-for-sale securities. The $1.0 million reclassification adjustment out of accumulated other comprehensive income was included in net gain on sales of investment securities in noninterest income. The securities were previously recorded as net unrealized gain of $3.3 million in accumulated other comprehensive income.

For the years ended December 31, 2012, there was a $1.1 million reclassification from accumulated other comprehensive income to gains in earnings, which resulted from the redemption and sale of available-for-sale securities, and a $292,000 reclassification from other comprehensive loss to OTTI charge in earnings, which resulted from write-down of the value of investment securities to its fair value. The reclassification adjustments of a $1.4 million gain and a $292,000 loss out of accumulated other comprehensive income were included in net gain on sales of investment securities and impairment loss on investment securities, respectively, in noninterest income. The securities were previously recorded as an unrealized gain of $1.7 million in accumulated other comprehensive income.

Note 15 — Regulatory Matters

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

The capital ratios of Hanmi Financial and the Bank as of December 31, 2014 and 2013 were as follows:

	Actual		Minimum Regulatory Requirement		Minimum to Be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2014
Total capital (to risk-weighted assets):
Hanmi Financial	$493,598	15.89%	$248,501	8.00%	N/A	N/A
Hanmi Bank	$470,934	15.18%	$248,157	8.00%	$310,196	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$454,582	14.63%	$124,250	4.00%	N/A	N/A
Hanmi Bank	$431,971	13.93%	$124,078	4.00%	$186,118	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$454,582	10.91%	$166,600	4.00%	N/A	N/A
Hanmi Bank	$431,971	10.39%	$166,332	4.00%	$207,915	5.00%
December 31, 2013
Total capital (to risk-weighted assets):
Hanmi Financial	$426,614	17.48%	$195,210	8.00%	N/A	N/A
Hanmi Bank	$409,095	16.79%	$194,880	8.00%	$243,600	10.00%
Tier 1 capital (to risk-weighted assets):
Hanmi Financial	$395,763	16.26%	$97,605	4.00%	N/A	N/A
Hanmi Bank	$378,295	15.53%	$97,440	4.00%	$146,160	6.00%
Tier 1 capital (to average assets):
Hanmi Financial	$395,763	13.62%	$116,249	4.00%	N/A	N/A
Hanmi Bank	$378,295	13.05%	$115,984	4.00%	$144,980	5.00%

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

Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount. The rules became effective January 1, 2015 for smaller, non-complex banking organizations with full implementation of the capital conservation buffer and certain deductions and adjustments to regulatory capital through January 1, 2019. The Company will continue to evaluate the new changes, and expects that the Company and the Bank will meet the capital requirements.

Note 16 — Fair Value Measurements

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

As of December 31, 2014, we had a zero coupon tax credit municipal bond of $709,000 compared to $748,000 as of December 31, 2013. This bond was recorded at estimated fair value using a discounted cash flow method, and was measured on a recurring basis with Level 3 inputs. Key assumptions used in measuring the fair value of the tax credit bond as of December 31, 2014 were discount rate and cash flows. The discount rate was derived from the term structure of Bank Qualified (“BQ”) “BBB-” rated municipal bonds, as the tax credit bond’s guarantee had the similar credit strength. The contractual future cash flows were the tax credits to be received for a remaining life of 0.23 year. We do not anticipate a significant deterioration of the tax credit bond’s credit quality. Management reviews the discount rate on an ongoing basis based on current market rates.

SBA loans held for sale – SBA loans held for sale are carried at the lower of cost or fair value. As of December 31, 2014 and December 31, 2013, we had $5.5 million and no SBA loans held for sale, respectively. Management obtains quotes, bids or pricing indication sheets on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes, bids or pricing indication sheets are indicative of the fact that cost is lower than fair value. At December 31, 2014, the entire balance of SBA loans held for sale was recorded at its cost. We record SBA loans held for sale on a nonrecurring basis with Level 2 inputs.

Impaired loans (excluding PCI loans) – Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. Nonaccrual Non-PCI loans with an unpaid principal balance over $100,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Nonaccrual Non-PCI loans with an unpaid principal balance of $100,000 or less are evaluated for impairment collectively. The Company does not record loans at fair value on a recurring basis. However, from time to time, nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on either the current appraised value of the collateral, a Level 2 measurement, or management’s judgment and estimation of value reported on older appraisals that are then adjusted based on recent market trends, a Level 3 measurement.

Other real estate owned – Fair value of OREO is based primarily on third party appraisals, less costs to sell and result in a Level 2 classification of the inputs for determining fair value. Appraisals are required annually and may be updated more frequently as circumstances require and the fair value adjustments are made to OREO based on the updated appraised value of the property.

Nonperforming loans held for sale – We reclassify certain nonperforming loans as held for sale when we decide to sell those loans. The fair value of nonperforming loans held for sale is generally based upon the quotes, bids or sales contract prices which approximate their fair value. Nonperforming loans held for sale are recorded at estimated fair value less anticipated liquidation cost. As of December 31, 2014 and 2013, we did not have nonperforming loans held for sale, which are measured on a nonrecurring basis with Level 2 inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the year ended December 31, 2014. As of December 31, 2014 and 2013, assets and liabilities measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs with No Active Market with Identical Characteristics	Significant Unobservable Inputs	Balance
	(In thousands)
December 31, 2014
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$573,286	$—	$573,286
Collateralized mortgage obligations	—	188,047	—	188,047
U.S. government agency securities	128,207	—	—	128,207
SBA loan pools securities	—	109,447	—	109,447
Municipal bonds-tax exempt	—	3,681	709	4,390
Municipal bonds-taxable	—	16,922	—	16,922
Corporate bonds	—	16,948	—	16,948
U.S. treasury securities	163	—	—	163
Other securities	—	22,893	—	22,893
Equity securities	—	—	414	414

Total securities available for sale	$128,370	$931,224	$1,123	$1,060,717

December 31, 2013
Assets:
Securities available for sale:
Mortgage-backed securities	$—	$217,059	$—	$217,059
Collateralized mortgage obligations	—	127,693	—	127,693
U.S. government agency securities	83,536	—	—	83,536
SBA loan pools securities	—	12,629	—	12,629
Municipal bonds-tax exempt	—	13,189	748	13,937
Municipal bonds-taxable	—	32,354	—	32,354
Corporate bonds	—	20,835	—	20,835
U.S. treasury securities	19,997	—	—	19,997
Other securities	—	2,886	—	2,886

Total securities available for sale	$103,533	$426,645	$748	$530,926

Liabilities:
Stock warrants	$—	$—	$2	$2

The table below presents a reconciliation and income statement classification of gains and losses for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

	Beginning Balance as of January 1, 2014	Purchases, Issuances and Settlement	Realized Gains or Losses in Earnings	Unrealized Gains or Losses in Other Comprehensive Income	Ending Balance as of December 31, 2014
	(In thousands)
Assets:
Municipal bonds-tax exempt (1)	$748	$—	$—	$(39)	$709
Equity securities (2)	$—	$450	$—	$(36)	$414
Liabilities:
Stock warrants (3)	$2	$(2)	$—	$—	$—

(1)	Reflects a zero coupon tax credit municipal bond. As the Company was not able to obtain a price from independent external pricing service providers, the discounted cash flow method was used to determine its fair value. The bond carried a par value of $700,000 and an amortized value of $700,000 with a remaining life of 0.23 years at December 31, 2014.
(2)	Reflects two equity securities that are not actively traded. The fair value of one equity security with a fair value of $214,000 was computed using valuation multiples (price to book and price to earnings) derived from market transactions for comparable companies. The other equity security with a fair value of $200,000 was computed using valuation multiples (price to book and price to earnings) derived from 1) market transactions for comparable companies, and 2) publicly-traded comparable companies.
(3)	Reflects warrants for our common stock issued in connection with services Cappello Capital Corp. provided to us as a placement agent in connection with our best efforts public offering and as our financial adviser in connection with our completed rights offering. The warrants were immediately exercisable when issued at an exercise price of $9.60 per share of our common stock and expire on October 14, 2015. As of December 31, 2014, there were no outstanding stock warrants. See “Note 13 – Stockholders’ Equity” for more details.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

As of December 31, 2014 and 2013, assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs With No Active Market With Identical Characteristics	Significant Unobservable Inputs	Loss During the Years Ended
	(In thousands)
December 31, 2014
Assets:
Impaired loans (excluding PCI loans) (1)	$—	$32,171	$781	$2,774
Other real estate owned (2)	—	15,790	—	—
December 31, 2013
Assets:
Impaired loans (3)	$—	$36,254	$1,738	$2,431
Other real estate owned (4)	—	756	—	10

(1)	Includes real estate loans of $30.0 million, commercial and industrial loans of $1.2 million, and consumer loans of $1.7 million
(2)	Includes properties from the foreclosure of commercial property loans of $13.2 million and residential property loans of $2.6 million.
(3)	Includes real estate loans of $8.6 million, commercial and industrial loans of $28.1 million, and consumer loans of $1.3 million
(4)	Includes properties from the foreclosure of residential property loan of $756,000.

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

The estimated fair values of financial instruments were as follows:

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$158,320	$158,320	$—	$—
Securities available for sale	1,060,717	128,370	931,224	1,123
Loans receivable, net of allowance for loan losses	2,735,832	—	—	2,738,401
Loans held for sale	5,451	—	5,451	—
Accrued interest receivable	9,749	9,749	—	—
Servicing assets	13,773	—	—	13,773
Investment in FHLB stock	17,580	17,580	—	—
Investment in FRB stock	12,273	12,273	—	—
Financial liabilities:
Noninterest-bearing deposits	1,022,972	—	1,022,972	—
Interest-bearing deposits	2,533,774	—	—	2,528,304
Servicing liabilities	5,971			5,971
Borrowings	168,544	—	—	168,544
Accrued interest payable	3,450	3,450	—	—
Off-balance sheet items:
Commitments to extend credit	309,584	—	—	309,584
Standby letters of credit	8,982	—	—	8,982

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$179,357	$179,357	$—	$—
Securities available for sale	530,926	103,533	426,645	748
Loans receivable, net of allowance for loan losses	2,177,498	—	—	2,204,069
Accrued interest receivable	7,055	7,055	—	—
Servicing assets	6,833	—	—	6,833
Investment in FHLB stock	14,060	14,060	—	—
Investment in FRB stock	11,196	11,196	—	—
Financial liabilities:
Noninterest-bearing deposits	819,015	—	819,015	—
Interest-bearing deposits	1,693,310	—	—	1,693,739
Borrowings	127,546	—	—	127,546
Accrued interest payable	3,366	3,366	—	—
Off-balance sheet items:
Commitments to extend credit	246,161	—	—	246,161
Standby letters of credit	8,926	—	—	8,926

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

The fair value of PCI loans receivable was estimated based on discounted expected cash flows. Increases in expected cash flows and improvements in the timing of cash flows over those previously estimated increase the amount of accretable yield and are recognized as an increase in yield and interest income prospectively. Decreases in the amount and delays in the timing of expected cash flows compared to those previously estimated decrease the amount of accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses (Level 3).

The fair value of impaired loans (excluding PCI loans) is estimated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the current appraised value of the collateral (Level 3).

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

Servicing assets or servicing liabilities – Servicing assets or servicing liabilities are carried at its implied fair value. The fair values of the servicing assets or servicing liabilities are estimated by discounting future cash flows using market-based discount rates and prepayments speeds. The discount rate is based on the current U.S. Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. (Level 3)

Investment in Federal Home Loan Bank and Federal Reserve Bank stock – The carrying amounts of investment in FHLB and FRB stock approximate fair value as such stock may be resold to the issuer at carrying value (Level 1).

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

Note 17 — Share-based Compensation

At December 31, 2014, we had three incentive plans, the Year 2000 Stock Option Plan (the “2000 Plan”), the 2007 Equity Compensation Plan (the “2007 Plan”) which replaced the 2000 Plan and the 2013 Equity Compensation Plan (the “2013 Plan” and with the 2000 Plan and 2007 Plan, the “Plans”) which replaced the 2007 Plan.

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

Under the 2013 Plan, we may grant equity incentive awards for up to 1,500,000 shares of common stock. As of December 31, 2014, 916,043 shares were still available for issuance under the 2013 Plan.

The table below provides the share-based compensation expense and related tax benefits for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Share-based compensation expense	$2,165	$705	$478
Related tax benefits	$516	$32	$201

As of December 31, 2014, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	(In thousands)
Stock option awards	$1,349	1.8 years
Restricted stock awards	2,609	2.2 years

Total unrecognized share-based compensation expense	$3,958	2.1 years

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

The weighted-average fair value per share of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Weighted-average assumption
Dividend yield	1.27%	1.61%	—
Expected volatility	35.18%	43.67%	65.23%
Expected term	3.0 years	3.0 years	3.0 years
Risk-free interest rate	0.86%	0.79%	0.32%

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

The following information under the Plans is presented for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Grant date fair value of options granted	$583	$1,053	$1,197
Fair value of options vested	$2,141	$920	$911
Total intrinsic value of options exercised (1)	$353	$485	$6
Cash received from options exercised	$467	$525	$10
Weighted-average estimated fair value per share of options granted	$4.79	$4.48	$5.40

(1)	Intrinsic value represents the difference between the closing stock price on the exercise date and the exercise price, multiplied by the number of options.

The following is a summary of stock option transactions under the Plans for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at beginning of period	546,595	$28.09	342,950	$37.44	143,325	$81.27
Options granted	158,000	$21.30	305,000	$16.43	221,750	$12.54
Options exercised	(37,569)	$12.42	(46,113)	$11.37	(1,250)	$8
Options forfeited	(30,917)	$14.64	(36,566)	$12.50	(5,375)	$8.61
Options expired	(32,237)	$106.70	(18,676)	$81.20	(15,500)	$98.76

Options outstanding at end of period	603,872	$23.78	546,595	$28.09	342,950	$37.44

Options exercisable at end of period	224,766	$33.35	154,970	$59.77	159,762	$66.19

The following is a summary of transactions for non-vested stock options under the Plans for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Non-vested options outstanding at beginning of period	391,625	$15.56	183,188	$12.37	35,850	$25.20
Options granted	158,000	$21.30	305,000	$16.43	221,750	$12.54
Options vested	(139,602)	$15.34	(59,997)	$12.14	(69,037)	$13.20
Options forfeited	(30,917)	$14.64	(36,566)	$12.50	(5,375)	$8.61

Non-vested options outstanding at end of period	379,106	$18.11	391,625	$15.56	183,188	$12.37

As of December 31, 2014, stock options outstanding under the Plans were as follows:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value (1)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
			(In thousands except share and per share data)
$10.80 to $49.99	573,022	$2,853	$16.88	8.6 years	193,916	$1,422	$14.47	8.0 years
$50.00 to $99.99	—	—	—	—	—	—	—	—
$100.00 to $149.99	19,600	—	142.37	1.2 years	19,600	—	142.37	1.2 years
$150.00 to $173.04	11,250	—	168.86	1.8 years	11,250	—	168.86	1.8 years

	603,872	$2,853	$23.78	8.3 years	224,766	$1,422	$33.35	7.1 years

(1)	Intrinsic value represents the difference between the closing stock price on the last trading day of the period, which was $21.81 as of December 31, 2014, and the exercise price, multiplied by the number of options.

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

The table below provides information for restricted stock awards under the 2013 Plan for the periods indicated:

	2014		2013		2012
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock at beginning of period	116,082	$16.43	10,500	$10.83	19,725	$11.66
Restricted stock granted	119,988	$21.56	116,332	$16.55	—	—
Restricted stock vested	(53,515)	$17.61	(7,000)	$10.75	(7,225)	$13.78
Restricted stock forfeited	(9,333)	$17.05	(3,750)	$15.30	(2,000)	$8.32

Restricted stock at end of period	173,222	$19.58	116,082	$16.43	10,500	$10.83

Note 18 — Earnings per Share

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

The following table is a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	Net Income (Numerator)	Weighted- Average Shares (Denominator)	Per Share Amount
	(In thousands, except share and per share data)
Year Ended December 31, 2014
Basic EPS
Income from continuing operations, net of taxes	$50,205	31,696,100	$1.58
Loss from discontinued operations, net of taxes	(444)	31,696,100	(0.01)

Basic EPS	$49,761	31,696,100	$1.57
Effect of dilutive securities - options, warrants and unvested restricted stock	—	281,964	$(0.01)
Diluted EPS
Income from continuing operations, net of taxes	$50,205	31,978,064	$1.57
Loss from discontinued operations, net of taxes	(444)	31,978,064	(0.01)

Diluted EPS	$49,761	31,978,064	$1.56

Year Ended December 31, 2013
Basic EPS
Income from continuing operations, net of taxes	$39,784	31,598,913	$1.26
Income from discontinued operations, net of taxes	73	31,598,913	—

Basic EPS	$39,857	31,598,913	$1.26
Effect of dilutive securities - options, warrants and unvested restricted stock	—	97,607	—
Diluted EPS
Income from continuing operations, net of taxes	$39,784	31,696,520	$1.26
Income from discontinued operations, net of taxes	73	31,696,520	—

Diluted EPS	$39,857	31,696,520	$1.26

Year Ended December 31, 2012
Basic EPS
Income from continuing operations, net of taxes	$90,157	31,475,510	$2.86
Income from discontinued operations, net of taxes	167	31,475,510	0.01

Basic EPS	$90,324	31,475,510	$2.87
Effect of dilutive securities - options, warrants and unvested restricted stock	—	40,072	—
Diluted EPS
Income from continuing operations, net of taxes	$90,157	31,515,582	$2.86
Income from discontinued operations, net of taxes	167	31,515,582	0.01

Diluted EPS	$90,324	31,515,582	$2.87

For the years ended December 31, 2014, 2013 and 2012, there were 85,850, 60,400 and 301,200 options, warrants and shares of unvested restricted stock outstanding, respectively, that were not included in the computation of diluted EPS because their effect would be anti-dilutive.

Note 19 — Employee Benefits

401(k) Plan

We have a Section 401(k) plan for the benefit of substantially all of our employees. We match 75 percent of participant contributions to the 401(k) plan up to 8 percent of each 401(k) plan participant’s annual compensation. Contributions to the 401(k) plan were $1.3 million, $1.0 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Bank-Owned Life Insurance

In 2001 and 2004, we purchased single premium life insurance policies called bank-owned life insurance covering certain officers. As of December 31, 2014, cash surrender value of BOLI was $48.9 million, of which $18.3 million was acquired in the acquisition of CBI. The Bank is the beneficiary under the policy. In the event of the death of a covered officer, we will receive the specified insurance benefit from the insurance carrier.

Deferred Compensation Plan

Effective November 1, 2006, the Board of Directors approved the Hanmi Financial Corporation Deferred Compensation Plan (the “DCP”). The DCP is unfunded, and a non-qualified deferred compensation program for directors and certain key employees whereby they may defer a portion of annual compensation for payment upon retirement of the amount deferred plus a guaranteed return. The liabilities for the deferred compensation plan and interest thereon were zero both as of December 31, 2014 and 2013.

Note 20 — Commitments and Contingencies

We lease our premises under non-cancelable operating leases. At December 31, 2014, future minimum annual rental commitments under these non-cancelable operating leases, with initial or remaining terms of one year or more, were as follows:

Year Ending December 31,	Amount
2015	$6,778
2016	5,721
2017	3,450
2018	2,134
2019	1,477
Thereafter	2,246

Total	$21,806

For the years ended December 31, 2014, 2013 and 2012, rental expenses recorded under such leases amounted to $6.1 million, $5.6 million and $5.5 million, respectively.

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

Note 21 — Off-Balance Sheet Commitments

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

Collateral held varies but may include accounts receivable, inventory, premises and equipment, and income-producing or borrower-occupied properties. The following table shows the distribution of undisbursed loan commitments as of the dates indicated:

	December 31, 2014	December 31, 2013
	(In thousands)
Commitments to extend credit	$309,584	$246,161
Standby letters of credit	8,982	8,926
Commercial letters of credit	7,046	4,179
Unused credit card lines	—	12,223

Total undisbursed loan commitments	$325,612	$271,489

Note 22 — Liquidity

Hanmi Financial

Management believes that Hanmi Financial, on a stand-alone basis, has adequate liquid assets to meet its operating cash needs through December 31, 2015.

Hanmi Bank

The principal objective of our liquidity management program is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. Management believes that the Bank, on a stand-alone basis, has adequate liquid assets to meet its current obligations. The Bank’s primary funding source will continue to be deposits originating from its branch platform. The Bank’s wholesale funds historically consisted of FHLB advances and brokered deposits. As of December 31, 2014, the Bank had $99,000 of brokered deposits assumed from the acquisition of CBI.

We monitor the sources and uses of funds on a regular basis to maintain an acceptable liquidity position. The Bank’s primary source of borrowings is the FHLB, from which the Bank is eligible to borrow up to 30 percent of its assets. As of December, 2014, the total borrowing capacity available based on pledged collateral and the remaining available borrowing capacity were $649.5 million and $499.5 million, respectively, compared to $343.3 million and $215.8 million, respectively, as of December 31, 2013. The Bank’s FHLB borrowings as of December 31, 2014 and December 31, 2013 totaled $150.0 million and $127.5 million, respectively, which represented 3.54 percent and 4.17 percent of assets as of December 31, 2014 and December 31, 2013, respectively.

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

As a means of augmenting its liquidity, the Bank had an available borrowing source of $59.5 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $82.3 million, and had no borrowings as of December 31, 2014. In December 2012, the Bank established a line of credit with Raymond James & Associates, Inc. for repurchase agreements up to $100.0 million. The Bank established unsecured federal funds lines of credit totaling $95.0 million from three financial institutions in June 2014 primarily to support short-term liquidity.

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

Note 23 — Segment Reporting

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

Note 24 — Condensed Financial Information of Parent Company

Balance Sheets

	Year Ended December 31,
	2014	2013
	(In thousands)
Assets
Cash	$18,688	$13,657
Investment in consolidated subsidiaries	450,572	385,110
Other assets	4,247	1,928

Total assets	$473,508	$400,695

Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$18,544	$—
Other liabilities	1,577	618
Stockholders’ equity	453,387	400,077

Total liabilities and stockholders’ equity	$473,508	$400,695

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Equity in earnings of subsidiaries	$39,576	$42,937	$96,300
Other income (expenses), net	10,185	(3,080)	(5,976)

Net income	$49,761	$39,857	$90,324

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net income	$49,761	$39,857	$90,324
Adjustments to reconcile net income to net cash used in operating activities:
(Income) losses from subsidiaries	(39,576)	(42,937)	(96,300)
Amortization of subordinated debentures	71	—	—
Share-based compensation expense	2,165	705	478
Changes in fair value of stock warrants	—	82	23
Bargain purchase gain	(14,577)	—	—
Gain on sale of investment securities	—	(218)	—
Other-than-temporary loss on investment securities	—	—	292
Change in other assets	(2,319)	(923)	(330)
Change in other liabilities	15,715	(8,897)	(1,481)

Net cash provided by (used in) operating activities	11,240	(12,331)	(6,994)

Cash Flows from Investing Activities:
Proceeds from sale of security available for sale	—	436	—
Cash acquired in acquisition, net of cash consideration paid	116,967	—	—
Proceeds from Hanmi Bank	76,231	86,845	—
Payments to Hanmi Bank	(193,179)	—	—

Net cash provided by investing activities	19	87,281	—

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and stock warrants	467	830	10
Redemption of subordinated debentures	—	(82,406)	—
Cash dividend paid	(6,694)	(4,439)	—

Net cash (used in) provided by financing activities	(6,227)	(86,015)	10

Net increase (decrease) in cash	5,032	(11,065)	(6,984)
Cash at beginning of year	13,657	24,722	31,706

Cash at end of year	$18,689	$13,657	$24,722

Note 25 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is shown in the following tables:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014:
Interest and dividend income	$30,367	$30,343	$34,562	$41,462
Interest expense	3,269	3,183	3,475	4,106

Net interest income before provision for credit losses	27,098	27,160	31,087	37,356
(Negative) provision for credit losses	(3,300)	(3,866)	—	1,026
Non-interest income	6,214	5,487	21,611	8,984
Non-interest expense	17,800	18,138	25,530	37,085

Income before provision for income taxes	18,812	18,375	27,168	8,229
Provision for income taxes	7,844	6,866	5,368	2,301

Net income from continuing operations, net of taxes	$10,968	$11,509	$21,800	$5,928
Income (loss) from discontinued operations	23	(467)	—	—

Net income	$10,991	$11,042	$21,800	$5,928

Basic earnings per share:
Income from continuing operations, net of taxes	$0.34	$0.36	$0.69	$0.19
Loss from discontinued operations, net of taxes	—	(0.01)	—	—

Basic earnings per share	$0.34	$0.35	$0.69	$0.19
Diluted earnings per share:
Income from continuing operations, net of taxes	$0.34	$0.36	$0.68	$0.19
Loss from discontinued operations, net of taxes	—	(0.01)	—	—

Diluted earnings per share	$0.34	$0.35	$0.68	$0.19
2013:
Interest and dividend income	$28,647	$29,598	$30,807	$30,088
Interest expense	3,791	3,225	3,153	3,338

Net interest income before provision for credit losses	24,856	26,373	27,654	26,750
Provision for credit losses	—	—	—	—
Non-interest income	7,568	7,103	6,464	6,765
Non-interest expense	17,327	18,191	17,221	18,278

Income before provision for income taxes	15,097	15,285	16,897	15,237
Provision for income taxes	4,970	5,958	6,582	5,222

Net income from continuing operations, net of taxes	$10,127	$9,327	$10,315	$10,015
Loss (income) from discontinued operations	(72)	160	70	(85)

Net income	$10,055	$9,487	$10,385	$9,930

Basic earnings per share:
Income from continuing operations, net of taxes	$0.32	$0.30	$0.33	$0.31
Income from discontinued operations, net of taxes	—	—	—	—

Basic earnings per share	$0.32	$0.30	$0.33	$0.31
Diluted earnings per share:
Income from continuing operations, net of taxes	$0.33	$0.29	$0.33	$0.31
(Loss) income from discontinued operations, net of taxes	(0.01)	0.01	—	—

Diluted earnings per share	$0.32	$0.30	$0.33	$0.31

Hanmi’s acquisition of Central Bancorp, Inc. (“CBI”), the parent company of United Central Bank, was completed on August 31, 2014. The combined companies began operating as Hanmi Financial Corporation and Hanmi Bank, respectively, with banking operations conducted under the Hanmi Bank brand effective as of September 1, 2014. The 2014 financial results reflect eight months of stand-alone operations of Hanmi and four months of combined operations. Hanmi’s accounting for this business combination is incomplete and has been recorded based on provisional amounts. The accounting is updated during the measurement period to reflect new information obtained about facts and circumstances that existed at the acquisition date. Adjustments to the provisional amounts during the measurement period are recognized as retrospective adjustments as of the date of the acquisition. During the fourth quarter Hanmi updated the valuation of assets and liabilities acquired in the transaction. As a result, the provisional values of certain assets and liabilities reported in the third quarter of 2014 have been updated to reflect the changes in estimated values. The results as of and for the quarter ended September 30, 2014, included herein, have been adjusted retrospectively to reflect measurement period adjustments to the provisional acquisition accounting values as of the acquisition date. The changes in provisional values resulted in a retrospective adjustment of $8.0 million to the bargain purchase gain that was provisionally reported for the third quarter of 2014 for a total bargain purchase gain of $14.6 million. This retrospective adjustment revises the reported third quarter net income to $21.8 million from $13.3 million as previously reported.

Note 26 — Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015	Hanmi Financial Corporation

	By:	/s/ C. G. Kum
C. G. Kum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 16, 2015.

/s/ C. G. Kum	/s/ Michael McCall
C. G. Kum	Michael McCall
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Joseph K. Rho	/s/ I Joon Ahn
Joseph K. Rho	I Joon Ahn
Chairman of the Board	Director

/s/ John A. Hall	/s/ William J. Stolte
John A. Hall	William J. Stolte
Director	Director

/s/ Joon Hyung Lee	/s/ Paul (Seon-Hong) Kim
Joon Hyung Lee	Paul (Seon-Hong) Kim
Director	Director

/s/ David L. Rosenblum	/s/ John J. Ahn
David L. Rosenblum	John J. Ahn
Director	Director

/s/ Christie K. Chu
Christie K. Chu
Director

Hanmi Financial Corporation and Subsidiaries

Exhibit Index

Exhibit Number	Document

2.1	Agreement and Plan of Merger by and among Hanmi Financial Corporation, Central Bancorp, Inc. and Harmony Merger Sub Inc., dated as of December 15, 2013 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on December 16, 2013).

3.1	Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.2	Certificate of Second Amendment of Certificate of Incorporation of Hanmi Financial Corporation, dated June, 23, 2004 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated May 28, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated July 28, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Hanmi Financial Corporation, dated December 16, 2011 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on December 19, 2011).

3.6	Amended and Restated Bylaws of Hanmi Financial Corporation, dated April 19, 2000 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.7	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated November 21, 2007 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

3.8	Certificate of Amendment to Bylaws of Hanmi Financial Corporation, dated October 14, 2009 (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-3, filed with the SEC on February 4, 2010).

4.1	Specimen stock certificate representing Hanmi Financial Corporation Common Stock (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

4.2	Hanmi Financial Corporation Warrant for the Purchase of Shares of Common Stock, issued to Cappello Capital Corp., dated October 14, 2010 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on October 14, 2010).

10.1	Amended and Restated Trust Agreement of Hanmi Capital Trust I dated as of January 8, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.2	Hanmi Capital Trust I Junior Subordinated Indenture dated as of January 8, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (Previously filed and incorporated by reference herein from Exhibit D of Exhibit 10.1 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.3	Hanmi Capital Trust I Guarantee Agreement dated as of January 8, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.4	Hanmi Capital Trust I Form of Common Securities Certificate (Previously filed and incorporated by reference herein from Exhibit B of Exhibit 10.1 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.5	Hanmi Capital Trust I Form of Preferred Securities Certificate (Previously filed and incorporated by reference herein from Exhibit C of Exhibit 10.1 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.6	Amended and Restated Trust Agreement of Hanmi Capital Trust II dated as of March 15, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.7	Hanmi Capital Trust II Junior Subordinated Indenture dated as of March 15, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (Previously filed and incorporated by reference herein from Exhibit D of Exhibit 10.6 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.8	Hanmi Capital Trust II Guarantee Agreement dated as of March 15, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.9	Hanmi Capital Trust II Form of Common Securities Certificate (Previously filed and incorporated by reference herein from Exhibit B of Exhibit 10.6 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.10	Hanmi Capital Trust II Form of Preferred Securities Certificate (Previously filed and incorporated by reference herein from Exhibit C of Exhibit 10.6 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

Hanmi Financial Corporation and Subsidiaries

Exhibit Index (Continued)

Exhibit Number	Document

10.11	Amended and Restated Trust Agreement of Hanmi Capital Trust III dated as of April 28, 2004 among Hanmi Financial Corporation, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees Named Therein, (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.12	Hanmi Capital Trust III Junior Subordinated Indenture dated as of April 28, 2004 entered into between Hanmi Financial Corporation and Deutsche Bank Trust Company Americas, as Trustee (Previously filed and incorporated by reference herein from Exhibit D of Exhibit 10.11 attached to Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.13	Hanmi Capital Trust III Guarantee Agreement dated as of April 28, 2004 entered into between Hanmi Financial Corporation, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.14	Hanmi Capital Trust III Form of Common Securities Certificate (included as Exhibit B to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.15	Hanmi Capital Trust III Form of Preferred Securities Certificate (included as Exhibit C to Exhibit 10.11) (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.16	Employment Agreement by and between Hanmi Financial Corporation and Hanmi Bank, on the One Hand, and C. G. Kum, on the Other Hand, dated as of May 24, 2013 (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 12, 2013). †

10.17	Hanmi Financial Corporation 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Current Report on Form 8-K, filed with the SEC on June 26, 2007). †

10.18	Hanmi Financial Corporation Year 2000 Stock Option Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Registration Statement on Form S-8, filed with the SEC on August 18, 2000). †

10.19	Form of Notice of Stock Option Grant and Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.20	Hanmi Financial Corporation Form of Severance and Release Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.21	Form of Notice of Grant and Restricted Stock Agreement Pursuant to 2007 Equity Compensation Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed with the SEC on April 9, 2009). †

10.22	Summary of 2010 Executive Retention Plan (Previously filed and incorporated by reference herein from Hanmi Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 9, 2010). †

10.23	Form of Indemnity Agreement (Previously filed and incorporated by reference herein from Hanmi Financial’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011).

10.24	Hanmi Financial Corporation Amended and Restated 2013 Equity Compensation Plan (Previously filed and incorporated by reference herein from Exhibit 4.2 attached to Hanmi Financial Corporation’s Registration Statement on Form S-8, filed with the SEC on October 23, 2013).†

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

†	Constitutes a management contract or compensatory plan or arrangement.
*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language).